Form 10-Q
period 1995-01-31
PHOTRONICS INC
filed 1995-03-13
CIK 810136

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ....January 31, 1995....

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from................. to ................

               Commission file number...0-15451...

                     ...PHOTRONICS, INC....
     (Exact name of registrant as specified in its charter)

      ...Connecticut...                     ...06-0854886...
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)

 ...P.O. Box 5226, 15 Secor Rd., Brookfield, CT...     ..06804..
      (Address of principal executive offices)         (Zip Code)

                      ...(203) 775-9000...
      (Registrant's telephone number, including area code)

                 ..............................
      (Former name, former address and former fiscal year,
                 if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  ..X..   No  .....

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                     Outstanding at January 31, 1995
Common Stock, $.01 par value               6,577,304 Shares

                        PHOTRONICS, INC.
                        AND SUBSIDIARIES


                              INDEX



                                                             Page

PART I.   FINANCIAL INFORMATION


     Item 1.   Financial Statements


               Consolidated Balance Sheet at January 31,
               1995 (unaudited) and October 31, 1994          3-4


               Consolidated Statement of Earnings for
               the Three Months Ended January 31,
               1995 and 1994 (unaudited)                       5


               Consolidated Statement of Cash Flows
               for the Three Months Ended January 31,
               1995 and 1994 (unaudited)                       6


               Notes to Consolidated Financial
               Statements (unaudited)                         7-9


     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                 10-12




PART II.  OTHER INFORMATION


     Item 6.   Exhibits and Reports on Form 8-K               12

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                    PHOTRONICS, INC. AND SUBSIDIARIES

                       Consolidated Balance Sheet

                         (Dollars in thousands)

                                 ASSETS



                                             January 31,    October 31,
                                                1995           1994
                                             -----------    -----------
                                             (Unaudited)
Current assets:
  Cash and cash equivalents                   $ 17,361       $25,092

  Short-term investments                         4,248         2,535

  Accounts receivable (less allowance
    for doubtful accounts of $155 in
    1995 and $135 in 1994)                      15,289        10,218

  Inventories                                    3,505         2,469

  Other current assets                           2,449         2,140
                                              --------       -------
     Total current assets                       42,852        42,454

Property, plant and equipment                   42,066        36,948

Intangible assets (less accumulated
  amortization of $1,351 in 1995
  and $1,117 in 1994)                           10,989         5,523

Investments                                     15,116        11,095

Other assets                                     2,153         2,326
                                              --------       -------
                                              $113,176       $98,346
                                              ========       =======



See accompanying notes to consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheet
             (Dollars in thousands, except per share amounts)
                  LIABILITIES AND SHAREHOLDERS' EQUITY


                                             January 31,    October 31,
                                                 1995          1994
                                             -----------    -----------
                                             (Unaudited)
Current liabilities:
  Short-term debt and current
   portion of long-term debt                 $  3,034        $   467
  Accounts payable                              7,695          5,053
  Accrued salaries and wages                    1,942          2,615
  Other accrued liabilities                     1,336          1,423
  Income taxes                                  1,938            567
                                             --------        -------
     Total current liabilities                 15,945         10,125

Long-term debt                                  1,855            495
Deferred income taxes                           8,854          7,077
Other liabilities                                 239            247
                                             --------        -------
     Total liabilities                         26,893         17,944
                                             --------        -------

Commitments and contingencies                       -              -
Shareholders' equity:
  Preferred stock, $0.01 par value,
   2,000,000 shares authorized,
   none issued and outstanding                      -              -

  Common stock, $0.01 par value,
   10,000,000 shares authorized,
   6,668,304 shares issued in 1995
   and 6,659,929 shares in 1994                    67             67

  Additional paid-in capital                   41,452         41,338
  Retained earnings                            37,605         34,338
  Unrealized gains on investments               8,020          5,608
  Treasury stock, 91,000 shares at cost          (245)          (245)

  Deferred compensation on restricted stock      (616)          (704)
                                             --------        -------
     Total shareholders' equity                86,283         80,402
                                             --------        -------
                                             $113,176        $98,346
                                             ========        =======

See accompanying notes to consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES

                   Consolidated Statement of Earnings

                (In thousands, except per share amounts)
                               (Unaudited)


                                                  Three Months Ended
                                                      January 31,
                                              --------------------------
                                                1995               1994
                                              -------            -------
Net sales                                     $26,176            $18,857

Costs and expenses:
  Cost of sales                                16,417             12,525
  Selling, general and administrative           3,543              2,274
  Research and development                      1,348              1,137
                                              -------            -------
    Operating income                            4,868              2,921

Interest income                                   248                 89
Interest expense                                  (32)               (21)
Other income                                      118                  8
                                              -------            -------
    Income before income taxes and
      cumulative effect of change
      in accounting for income taxes            5,202              2,997

Provision for income taxes                      1,935                959
                                              -------            -------
    Income before cumulative
      effect of change in
      accounting for income taxes               3,267              2,038

Cumulative effect of change in
  accounting for income taxes                       -                237
                                              -------            -------
Net income                                    $ 3,267            $ 2,275
                                              =======            =======

Net income per common share:

  Income before cumulative effect of change
    in accounting for income taxes              $0.48              $0.31

  Cumulative effect of change in
    accounting for income taxes                     -               0.03
                                                -----              -----
  Net income                                    $0.48              $0.34
                                                =====              =====
Weighted average number of
  common shares outstanding                     6,837              6,625
                                                =====              =====


See accompanying notes to consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES

                  Consolidated Statement of Cash Flows
                          (Dollars in thousands)
                               (Unaudited)

                                                       Three Months Ended
                                                          January 31,
                                                      --------------------
                                                        1995         1994
                                                      -------      -------
Cash flows from operating activities:
  Net income                                          $ 3,267      $ 2,275

  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization of property,
      plant and equipment                               2,069        2,009
    Amortization of intangible assets                     234          161
    Deferred income taxes                                 (54)        (229)
    Cumulative effect of change in
      accounting for income taxes                           -         (237)
    Other                                                (130)           -
  Changes in assets and liabilities:
    Accounts receivable                                (5,071)         466
    Inventories                                          (156)         354
    Other current assets                                 (141)        (722)
    Accounts payable and accrued liabilities            1,882       (1,971)
    Income taxes payable                                1,371        1,131
                                                      -------      -------
      Net cash provided by operating activities         3,271        3,237
                                                      -------      -------
Cash flows from investing activities:
  Acquisition of assets of Hoya Micro Mask, Inc.       (7,400)           -
  Expenditures for property, plant and equipment       (1,308)      (1,576)
  Deposits on equipment                                  (656)           -
  Net change in short-term investments                 (1,713)       1,087
  Proceeds from sale of investments                       410            -
  Other                                                    (7)          (6)
                                                      -------      -------
      Net cash used in investing activities           (10,674)        (495)
                                                      -------      -------
Cash flows from financing activities:
  Repayment of long-term debt                            (442)        (161)
  Proceeds from issuance of common stock                  114          158
                                                      -------      -------
      Net cash used in financing activities              (328)          (3)
                                                      -------      -------
Net increase (decrease) in cash and cash equivalents   (7,731)       2,739
Cash and cash equivalents at beginning of period       25,092        8,226
                                                      -------      -------
Cash and cash equivalents at end of period            $17,361      $10,965
                                                      =======      =======

Cash paid during the period for:
    Interest                                             $ 13          $21
    Income taxes                                         $567          $19

See accompanying notes to consolidated financial statements.

                PHOTRONICS, INC. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements

               Three Months Ended January 31, 1995
                           (Unaudited)


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three-month periods ended January 31, 1995 and 1994. Interim financial data presented herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the consolidated financial statements and footnotes as of October 31, 1994, which give a complete discussion of these matters.

NOTE 2 - ACQUISITION OF PHOTOMASK OPERATIONS
         OF HOYA MICRO MASK, INC.

On December 1, 1994, the Company acquired certain assets held by Hoya Micro Mask, Inc. ("Micro Mask"), an independent photomask manufacturer with manufacturing operations located in Sunnyvale, California. The transaction included the purchase of land, buildings, inventory and certain assets other than cash and receivables. In addition, significant manufacturing systems owned by Micro Mask were leased by the Company from Micro Mask. The acquisition was financed through available cash reserves and involved the payment of approximately $7.2 million in cash at closing and the obligation to pay $3.0 million and $1.8 million, without interest, six months and four years after the closing, respectively. In addition, the Company incurred approximately $0.2 million of costs in connection with the acquisition. The operating lease of the significant manufacturing systems has a term ranging from 44 to 62 months and includes the right to purchase the systems at fair market value at the end of the lease.

The acquisition was accounted for as a purchase and, accordingly, the acquisition price was allocated to property, plant and equipment as well as certain intangible assets based on relative fair value. Intangible assets include goodwill of approximately $5.2 million which will be amortized over twenty (20) years. The consolidated statement of earnings includes the results of Micro Mask's operations from December 1, 1994, the effective date of the acquisition.

The consolidated results of the Company's operations on a proforma basis for the three months ended January 31, 1994, as though the purchase had been made as of the beginning of that period, would have reflected sales of approximately $24.7 million. Net income and earnings per share would not have been materially different in the first quarter of 1994. The proforma results of operations are not necessarily indicative of the actual operating results that would have occurred had the transaction been consummated at the beginning of the period, or of the future operating results of the combined companies.

NOTE 3 - THREE-FOR-TWO STOCK SPLIT

In January 1995, the Company's Board of Directors approved a three-for-two stock split effective March 20, 1995, contingent upon approval of an amendment to its Certificate of Incorporation increasing the number of shares the Company is authorized to issue. This amendment will be considered by the Company's shareholders at the annual meeting to be held on March 16, 1995.

Shareholders of record on March 20, 1995 will receive three shares of common stock for each two they own on that date. The Company is currently authorized to issue 10 million shares, par value $0.01, of common stock and the proposed amendment would increase this authorization to 20 million shares. When the stock split is effective, there will be approximately 11.4 million shares outstanding or reserved for issuance.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Material Changes in Results of Operations
Quarter Ended January 31, 1995 versus January 31, 1994

     A significant portion of the material changes in each category of the Company's results of operations for the current quarter as compared to the same period last year are attributable to the acquisition, on December 1, 1994, of the photomask manufacturing operations and certain assets of Hoya Micro Mask, Inc. ("Micro Mask"), an independent photomask manufacturer with manufacturing operations located in Sunnyvale, California. The operations acquired represent a full-service, state-of-the-art photomask manufacturing facility.

     Net sales for the quarter ended January 31, 1995 increased 38.8% to $26.2 million compared with $18.9 million in the same period in the prior year. The increase is attributable to the inclusion of two months' sales by the Company's new Sunnyvale facility and generally stronger demand from its existing customer base. The Company anticipates that its new Sunnyvale operation will contribute to continued sales growth in each quarter of fiscal 1995 as compared to the corresponding quarters of the prior year.

     Cost of sales in the quarter ended January 31, 1995, increased 31.1% from the same period last year, resulting primarily from increased sales, together with higher employee incentive compensation expense resulting from the Company's performance. In addition, employee benefit costs for the first quarter of 1995 increased as the majority of the employees at the Texas facility were not yet eligible for benefits in the first quarter of 1994. As a percentage of net sales, cost of sales decreased to 62.7% in the first quarter of 1995 as compared with 66.4% in the prior year quarter. The decrease was primarily due to improved capacity utilization and greater operating efficiencies resulting from sales volume increases at the Company's Brookfield, Dallas and Milpitas existing facilities. This improvement was offset somewhat by a change in business mix and lower margins in the Sunnyvale operation. The Company anticipates that its fixed operating costs will increase in connection with its planned expansion of capacity (see "Liquidity and Capital Resources"), but that increased sales levels will largely compensate for such cost increases.

     Selling, general and administrative expenses increased 55.8% in the quarter ended January 31, 1995, compared with the same period in the prior year. The increase was due largely to higher employee incentive compensation expense provisions as a result of performance and the inclusion of two months' expenses of the Company's Sunnyvale facility. Furthermore, the Company had increases in staffing levels, as well as general increases in wages and other expenses. As a percentage of net sales, selling, general and administrative expenses increased to 13.5% in the first quarter of 1995, compared with 12.1% in the corresponding 1994 period.

     Research and development expenses for the first quarter of fiscal 1995 increased 18.6% from the same period last year, primarily as a result of several projects dealing with advanced technology photomasks. However, as a percentage of net sales, research and development expenses declined to 5.1% in the quarter ended January 31, 1995, compared to 6.0% in the corresponding prior year period, reflecting increased net sales. The Company anticipates that the increased revenue base provided by the Sunnyvale facility will allow for increased research and development efforts.

     Interest income for the three months ended January 31, 1995, increased 178.7% from the same period last year due to higher levels of investable funds, coupled with higher prevailing interest rates. Interest expense increased 52.4% compared with the first quarter of the previous year. This increase was attributable to interest expense incurred in connection with the Micro Mask acquisition, offset by a reduction in other long-term debt. The net increase in other income of $0.1 million compared with the same period in the prior year was primarily due to net gains on investments during the first quarter of fiscal 1995.

     For the first quarter of fiscal 1995 the Company provided Federal and state income taxes at an estimated combined effective annual rate of approximately 37% as compared to 32% in the same period last year. The increase in the Company's estimated tax rate is primarily due to a larger portion of income being subject to the 35% incremental Federal income tax rate and a greater portion of the Company's income being sourced in California. In the first quarter of fiscal 1994, the Company recognized the cumulative effect of the adoption of FAS 109, "Accounting for Income Taxes," resulting in a benefit of $0.2 million, or $0.03 per share.

     Net income in the first quarter ended January 31, 1995 increased 43.6% to $3.3 million, or $0.48 per share, compared with $2.3 million, or $0.34 per share, for the same period in the prior year. The weighted average number of common shares outstanding increased to 6,837,000 for the first quarter of fiscal 1995 from 6,625,000 for last year's first quarter.

Liquidity and Capital Resources

     The Company's cash, cash equivalents and short-term investments decreased $6.0 million during the quarter ended January 31, 1995. During the first quarter, the Company funded $7.4 million of acquisition costs in connection with the Micro Mask acquisition. Excluding the Micro Mask acquisition, investing activities used cash totaling $3.3 million, principally for deposits on and purchases of property and equipment, and financing activities used an additional $0.3 million. These decreases in liquidity were offset by $3.3 million of cash provided by operating activities after utilizing approximately $2.0 million for initial working capital at the Sunnyvale site.

     Accounts receivable at January 31, 1995 increased 49.6% from October 31, 1994, principally as a result of increases in sales including those at the new Sunnyvale operation. The 42.0% increase in inventories also is attributable to the addition of the Sunnyvale facility. Other current assets increased 14.4% primarily due to increases in various prepaid expenses.

     Property, plant and equipment and intangible assets at January 31, 1995 increased 13.9% and 99.0%, respectively, from October 31, 1994, principally due to the acquisition of $5.1 million of fixed assets and $5.7 million of intangible assets in connection with the Micro Mask acquisition, and other fixed asset additions totaling $1.3 million, offset by normal depreciation and amortization expense.

     Investments increased 36.2% due to additional unrealized gains recorded in the first quarter of fiscal 1995 as a result of the increased fair value of the Company's investments, net of dispositions during the quarter.

     Other assets at January 31, 1995 decreased 7.4% from October 31, 1994, as assets which were previously accounted for as deposits were reclassified when the equipment was placed in service. Partially offsetting this decrease were additional deposits on equipment of $0.7 million.

     Accounts payable increased 52.3% primarily due to the addition of the Sunnyvale operation and increased payables related to equipment purchases. Accrued salaries decreased 25.7% principally as a result of the payment during the first quarter of fiscal 1994 of prior year incentive compensation. This decrease was offset by the addition of the Sunnyvale operation and provisions for incentive compensation for fiscal 1995. Other accrued liabilities at January 31, 1995 decreased 6.1% from October 31, 1994 due to the payment, in 1995, of certain 1994 annual expenses, offset by increases resulting from the addition of the Sunnyvale operation. Current income taxes payable increased to $1.9 million due to the results of operations, the Company's tax estimates, and the Company's normal income tax payment practice.

     In connection with the Micro Mask acquisition, the Company incurred an obligation to pay $3.0 million and $1.8 million, without interest, six months and four years after the closing, respectively. As a result of these obligations and a $0.4 million balloon payment which became due, short-term debt and the current portion of long-term debt increased by $2.6 million and long-term debt, less the current portion, increased $1.4 million (net of imputed interest on the Micro Mask debt) during the first quarter of fiscal 1995. Deferred income taxes at January 31, 1995 increased $1.8 million from October 31, 1994 to $8.9 million largely due to amounts provided on the unrealized gains on investments.

     As of January 31, 1995, the Company had commitments for the purchase or lease of property, plant and equipment with an acquisition cost of approximately $24.4 million, of which approximately $4.8 million had been paid at that date. Included in commitments are $6.6 million related to the construction of the Company's new facility in the Dallas area. Additional commitments for construction as well as the relocation of the Company's current Texas operation will be incurred later in 1995. The Company's commitments represent investments in additional manufacturing capacity, as well as advanced equipment for research and development of the next generation of high end, more complex photomasks.

     The Company will use its working capital, bank credit lines and leasing arrangements to finance its capital investments. The Company has a revolving credit commitment for borrowings of up to $10 million a year in each of the next three years. Further, the Company believes that it has the capacity for substantial growth and access to equity and other financing sources to fulfill its cash requirements for the foreseeable future.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports of Form 8-K

(a)  Exhibits

     27   Financial Data Schedule

(b)  Reports on Form 8-K

A report on Form 8-K was filed by the Company on December 5, 1994 reporting the acquisition of substantially all of the operating assets of Hoya Micro Mask, Inc. The financial statements required to be filed under Form 8-K were filed by an Amendment to Form 8-K, dated January 27, 1995. The financial statements filed were as follows:

(1)  Financial Statements of Business Acquired
     Hoya Micro Mask, Inc.
     ... Report of KPMG Peat Marwick LLP, dated November 18, 1994 ... Balance Sheets, dated March 31, 1994 and 1993
     ...  Statements of Operations, Accumulated Deficit and Cash
          Flows for the years ended March 31, 1994 and 1993
     ...  Notes to Financial Statements

     Unaudited Interim Financial Statements
     ...  Condensed Balance Sheets as of September 30, 1994 and
          March 31, 1994
     ... Condensed Statements of Operations and Accumulated Deficit for the six-month periods ended September 30, 1994 and 1993
     ... Condensed Statements of Cash Flows for the six-month periods ended September 30, 1994 and 1993
     ...  Notes to Condensed Financial Statements

(2)  Pro Forma Financial Information
     Photronics, Inc. and Hoya Micro Mask Inc.
     ...  Pro Forma Condensed Consolidated Balance Sheet as of October
          31, 1994
     ... Pro Forma Condensed Combined Statement of Operations for the twelve months ended October 31, 1994
     ...  Notes to Pro Forma Financial Statements

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PHOTRONICS, INC.
                                     (Registrant)
                           By:______ROBERT J. BOLLO_________
                                    Robert J. Bollo
                                 Vice President/Finance
                              (Duly Authorized Officer and
                               Principal Financial Officer)
Date: March 9, 1995