Form 10-Q
period 1995-04-30
PHOTRONICS INC
filed 1995-06-14
CIK 810136

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ......April 30, 1995......

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from................. to ................

               Commission file number...0-15451...

                     ...PHOTRONICS, INC....
     (Exact name of registrant as specified in its charter)

      ...Connecticut...                     ...06-0854886...
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)

 ......1061 East Indiantown Road, Jupiter, FL......     ..33477..
      (Address of principal executive offices)         (Zip Code)

                      ...(203) 775-9000...
      (Registrant's telephone number, including area code)

 ......P.O. Box 5226, 15 Secor Road, Brookfield, CT  06804......
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


          Class                      Outstanding at April 30, 1995
Common Stock, $.01 par value              11,206,416 Shares

                        PHOTRONICS, INC.
                        AND SUBSIDIARIES


                              INDEX



                                                             Page

PART I.   FINANCIAL INFORMATION


  Item 1.   Financial Statements


       Condensed Consolidated Balance Sheet at April 30
         1995 (unaudited) and October 31, 1994                3-4


       Condensed Consolidated Statement of Earnings
         for the three and six months ended April 30,
         1995 and 1994 (unaudited)                             5


       Condensed Consolidated Statement of Cash Flows
         for the six months ended April 30,
         1995 and 1994 (unaudited)                             6


       Notes to Condensed Consolidated Financial
         Statements (unaudited)                               7-8


  Item 2.   Management's Discussion and Analysis
              of Results of Operations and
              Financial Condition                             9-11




PART II.  OTHER INFORMATION


  Item 4.   Submission of Matters to a Vote
              of Security Holders                              12

  Item 6.   Exhibits and Reports on Form 8-K                   12

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                    PHOTRONICS, INC. AND SUBSIDIARIES

                   Condensed Consolidated Balance Sheet

                         (dollars in thousands)

                                 ASSETS



                                              April 30,     October 31,
                                                1995           1994
                                             -----------    -----------
                                             (Unaudited)
Current assets:
  Cash, cash equivalents and
    short-term investments                    $ 47,591       $27,627

  Accounts receivable (less allowance
    for doubtful accounts of $185 in
    1995 and $135 in 1994)                      16,070        10,218

  Inventories                                    3,453         2,469

  Other current assets                           2,107         2,140
                                              --------       -------

     Total current assets                       69,221        42,454


Property, plant and equipment                   50,462        39,205

Intangible assets (less accumulated
  amortization of $1,617 in 1995
  and $1,117 in 1994)                           10,760         5,523

Investments and other assets                    21,725        11,164
                                              --------       -------

                                              $152,168       $98,346
                                              ========       =======




See accompanying notes to consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheet
             (dollars in thousands, except per share amounts)
                  LIABILITIES AND SHAREHOLDERS' EQUITY


                                              April 30,     October 31,
                                                 1995          1994
                                             -----------    -----------
                                             (Unaudited)
Current liabilities:
  Short-term debt and current
   portion of long-term debt                 $  3,034        $   467
  Accounts payable                              9,091          5,053
  Accrued salaries and wages                    2,989          2,615
  Other accrued liabilities                     3,781          1,990
                                             --------        -------
     Total current liabilities                 18,895         10,125

Long-term debt                                  1,827            495
Deferred income taxes and other liabilities    11,834          7,324
                                             --------        -------
     Total liabilities                         32,556         17,944
                                             --------        -------

Commitments and contingencies                       -              -

Shareholders' equity:
  Preferred stock, $0.01 par value,
   2,000,000 shares authorized,
   none issued and outstanding                      -              -

  Common stock, $0.01 par value,
   10,000,000 shares authorized in 1994
   and 20,000,000 shares authorized in 1995,
   11,342,916 shares issued in 1995
   and 6,659,929 shares in 1994                   113             67

  Additional paid-in capital                   67,200         41,338
  Retained earnings                            41,425         34,338
  Unrealized gains on investments              11,647          5,608
  Treasury stock, 136,500 shares in 1995
   and 91,000 shares in 1994, at cost            (245)          (245)
  Deferred compensation on restricted stock      (528)          (704)
                                             --------       --------
     Total shareholders' equity               119,612         80,402
                                             --------        -------
                                             $152,168        $98,346
                                             ========        =======


See accompanying notes to consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES

               Condensed Consolidated Statement of Earnings

                 (in thousands, except per share amounts)
                               (Unaudited)


                                     Three Months Ended    Six Months Ended
                                         April 30,            April 30,
                                     ------------------    ----------------
                                       1995      1994       1995     1994
                                     --------  --------    -------  -------
Net sales                             $30,037  $18,642     $56,213  $37,499

Costs and expenses:
 Cost of sales                         18,422   12,177      34,839   24,702
 Selling, general and administrative    4,104    2,260       7,647    4,533
 Research and development               1,595    1,105       2,943    2,242
                                      -------  -------     -------  -------
Operating income                        5,916    3,100      10,784    6,022

Interest and other income, net            179       95         513      170
                                      -------  -------     -------  -------
Income before income taxes and
 cumulative effect of change
 in accounting for income taxes         6,095    3,195      11,297    6,192

Provision for income taxes              2,275    1,084       4,210    2,044
                                      -------  -------     -------  -------
Income before cumulative
 effect of change in
 accounting for income taxes            3,820    2,111       7,087    4,148

Cumulative effect of change in
 accounting for income taxes                -        -           -      237
                                      -------  -------     -------  -------
Net income                            $ 3,820  $ 2,111     $ 7,087  $ 4,385
                                      =======  =======     =======  =======

Net income per common share:

 Income before cumulative effect
  of change in accounting for
  income taxes                          $0.36    $0.21       $0.68    $0.42

 Cumulative effect of change in
  accounting for income taxes               -        -           -     0.02
                                        -----    -----       -----    -----
 Net income                             $0.36    $0.21       $0.68    $0.44
                                        =====    =====       =====    =====
Weighted average number of
 common shares outstanding             10,513   10,034      10,385    9,986
                                       ======   ======      ======    =====




See accompanying notes to consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statement of Cash Flows
                             (in thousands)
                               (Unaudited)
                                                        Six Months Ended
                                                           April 30,
                                                      --------------------
                                                        1995         1994
                                                      -------      -------
Cash flows from operating activities:
  Net income                                          $ 7,087      $ 4,385
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization of property,
      plant and equipment                               4,130        4,018
    Amortization of intangible assets                     500          322
    Gain on disposition of investments                   (388)           -
    Deferred income taxes                                (107)         (26)
    Cumulative effect of change in
      accounting for income taxes                           -         (237)
    Other                                                 327           (6)
    Changes in assets and liabilities, net of
     effects of acquisition in 1995:
      Accounts receivable                              (5,852)        (958)
      Inventories                                        (104)         218
      Other current assets                                 47         (897)
      Accounts payable and accrued liabilities          6,744         (287)
      Income taxes payable                               (541)         740
                                                      -------      -------
      Net cash provided by operating activities        11,843        7,272
                                                      -------      -------
Cash flows from investing activities:
  Acquisition of photomask operations                  (7,400)           -
  Deposits on and purchases of property,
   plant and equipment                                (10,137)      (2,747)
  Net change in short-term investments                 (5,498)         988
  Proceeds from sale of investments                       410            -
  Other                                                  (170)         (42)
                                                      -------      -------
      Net cash used in investing activities           (22,795)      (1,801)
                                                      -------      -------
Cash flows from financing activities:
  Repayment of long-term debt                            (451)        (323)
  Net proceeds from issuance of common stock           25,908          918
                                                      -------      -------
      Net cash provided by financing activities        25,457          595
                                                      -------      -------
Net increase in cash and cash equivalents              14,505        6,066
Cash and cash equivalents at beginning of period       25,092        8,225
                                                      -------      -------
Cash and cash equivalents at end of period            $39,597      $14,291
                                                      =======      =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                              $21          $40
    Income taxes                                       $4,490         $977

See accompanying notes to consolidated financial statements.

                PHOTRONICS, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements

            Three and Six Months Ended April 30, 1995
                          (Unaudited)



NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and six-month periods ended April 30, 1995 and 1994. Interim financial data presented herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the consolidated financial statements and footnotes as of October 31, 1994, which give a complete discussion of these matters.


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

The consolidated results of the Company's operations on a proforma basis for the three and six months ended April 30, 1994, as though the purchase had been made as of the beginning of that period, would have reflected sales of approximately $24.7 million and $49.3 million and net income of $2.4 million, or $0.23 per share, and $4.4 million, or $0.44 per share before the change in accounting for income taxes. The proforma results of operations are not necessarily indicative of the actual operating results that would have occurred had the transaction been consummated at the beginning of the period, or of the future operating results of the combined companies.

NOTE 3 - SHAREHOLDERS' EQUITY

In January 1995, the Company's Board of Directors approved a three-for two stock split which became effective on March 20, 1995. On March 16, 1995, the shareholders approved an amendment to the Company's Certificate of Incorporation increasing the number of common shares which the Company is authorized to issue from 10,000,000 shares to 20,000,000 shares.
Shareholders of record on March 20, 1995, received three shares of common stock for each two they owned on that date. A total of 3.3 million shares were issued in connection with the stock split which was effected in the form of a dividend. All applicable share and per share data reflected in the financial statements have been adjusted to reflect the stock split.

On April 18, 1995, the Company issued 1,290,000 new shares of common stock at a price of $21.00 per share ($19.85 per share for underwriting discounts), 40,000 shares of common stock due to the exercise of stock options at prices ranging from $1.83 to $3.17 per share and 7,500 additional shares of common stock resulting from the exercise of a warrant at $5.24 per share. The gross proceeds and costs of the issue were $25.7 million and approximately $250,000, respectively. Issuance costs were recorded as a reduction of additional paid-in capital. The net proceeds will be used to fund current expansion plans. On May 16, 1995, the underwriters exercised the 210,000 share over-allotment option at a price of $19.85 per share.


NOTE 4 - REVOLVING CREDIT AGREEMENT

In March 1995, the Company entered into a new unsecured revolving credit facility that provides for borrowings of up to $10 million per year in each of the next three years, subject to a carryover in the second and third year of up to $3 million. Such borrowings are convertible into term loans, payable in equal quarterly installments over five years. The new facility provides for essentially the same terms and conditions as the Company's previous revolving credit agreement, including compliance with and maintenance of certain financial covenants and ratios.


NOTE 5 - SUBSEQUENT EVENT

In May 1995, the Company announced that it would acquire the manufacturing operations of Microphase Laboratories, Inc. (Microphase) in Colorado Springs, Colorado. The purchase price will approximate one times annual sales and will be payable in newly issued common stock of the Company. Microphase had sales in excess of $2 million during 1994 and employs 28 people. Microphase focuses on the large area mask market, as well as supporting traditional integrated circuit mask customers. It is expected that the acquisition will have a minimal near-term effect on sales and earnings.

Item 2.   Management's Discussion and Analysis of Results of
               Operations and Financial Condition

Material Changes in Results of Operations
Three and Six Months Ended April 30, 1995 versus April 30, 1994

     A significant portion of the material changes in each category of the Company's results of operations for the three and six months ended April 30, 1995, as compared to the same periods in the prior fiscal year are attributable to the acquisition, on December 1, 1994, of the photomask manufacturing operations and assets of Hoya Micro Mask, Inc. ("Micro Mask"), an independent photomask manufacturer with manufacturing operations located in Sunnyvale, California. The operations acquired represent a full-service, state-of-the-art photomask manufacturing facility.

     Net sales for the three and six months ended April 30, 1995, increased 61.1% to $30.0 million and 49.9% to $56.2 million, respectively, compared with $18.6 million and $37.5 million in the same periods in the prior fiscal year. The increases are attributable to the inclusion of sales, commencing December 1, 1994, by the Company's new Sunnyvale facility and increased shipments to customers from existing facilities as a result of stronger demand generally.

     Cost of sales for the three and six months ended April 30, 1995, increased 51.3% to $18.4 million and 41.0% to $34.8 million, respectively, compared to $12.2 million and $24.7 million for the same periods in the prior fiscal year. These increases principally are the result of increased sales, coupled with higher employee incentive compensation expenses resulting from the Company's performance. Additionally, during these periods, employee benefit costs increased as the majority of the employees at the Texas facility became eligible for benefits on April 1, 1994. As a percentage of net sales, cost of sales decreased to 61.3% and 62.0% for the three and six months ended April 30, 1995 as compared with 65.3% and 65.9% in the
corresponding periods last year.    The improvement primarily was due to the
higher capacity utilization and greater operating efficiencies afforded by sales volume increases and a more favorable mix of more complex photomasks. The Company anticipates that its fixed operating costs will increase in connection with its planned expansion of capacity. However, the Company expects to match these higher costs with continued increases in sales levels, together with a focus on improving capacity utilization and operating efficiencies.

     Selling, general and administrative expenses increased 81.6% to $4.1 million and 68.7% to $7.6 million for the three and six months ended April 30, 1995, respectively, compared with $2.3 million and $4.5 million for the same periods in the prior fiscal year. The increases were due largely to the inclusion of expenses of the Company's Sunnyvale facility and higher employee incentive compensation expense provisions as a result of performance. Furthermore, the Company had increases in staffing levels, as well as general increases in wages and other expenses. As a percentage of net sales, selling, general and administrative expenses increased to 13.7% and 13.6% for the three and six months ended April 30, 1995, respectively, compared with 12.1% for the same periods last year.

     Research and development expenses for the three and six months ended April 30, 1995, increased 44.3% to $1.6 million and 31.3% to $2.9 million, respectively, compared to $1.1 million and $2.2 million from the same periods for the prior fiscal year. These increases are primarily the result of several projects dealing with advanced technology photomasks. However, as a percentage of net sales, research and development expenses declined to 5.3% and 5.2% for the three and six months ended April 30, 1995, respectively, compared to 5.9% and 6.0% in the corresponding prior fiscal year periods, reflecting increased net sales. The Company has increased its research and development efforts and expects that these expenses as a percentage of net sales may return to historic levels.

     Interest and other income, net, for the three and six months ended April 30, 1995, increased to $179,000 and $513,000, respectively, compared to $95,000 and $170,000 for the same periods in the prior fiscal year due principally to increases in interest income resulting from higher levels of funds available for investment, coupled with higher prevailing interest rates. In addition, the Company had net gains on the disposition of investments during the six months ended April 30, 1995.

     For the three and six months ended April 30, 1995, the Company provided Federal and state income taxes at an estimated combined effective annual tax rate of approximately 37% as compared to approximately 34% and 33% in the same periods for the prior fiscal year. The increase in the Company's estimated tax rate primarily is the result of a larger portion of income being subject to the 35% incremental Federal income tax rate and a greater portion of the Company's income being generated in California. For the six months ended April 30, 1994, the Company recognized the cumulative effect of the adoption of SFAS 109, "Accounting for Income Taxes," resulting in a benefit of $0.2 million, or $0.02 per share.


Liquidity and Capital Resources

     The Company's cash, cash equivalents and short-term investments increased $20.0 million during the six months ended April 30, 1995, primarily as a result of the issuance of 1,290,000 new shares of common stock in a public equity offering completed on April 18, 1995. The proceeds of the offering amounted to $25.7 million and were offset by cash of $7.4 million expended to fund the acquisition of Micro Mask. Excluding the proceeds from the stock offering and the funds utilized in the Micro Mask acquisition, investing activities used cash totaling $15.4 million, principally for deposits on and purchases of property, plant and equipment and for additional short-term investments, and financing activities used an additional $0.2 million. Such expenditures were offset by $11.8 million of cash provided by operating activities after utilizing approximately $2.0 million for initial working capital at the Sunnyvale site.

     Accounts receivable increased to $16.1 million at April 30, 1995, from $10.2 million at October 31, 1994, primarily as a result of higher sales levels, particularly due to the inclusion of sales from the new Sunnyvale operations. Inventory increased to $3.5 million at April 30, 1995, from $2.5 million at October 31, 1994, as a result of the addition of the Sunnyvale facility.

     Property, plant and equipment and intangible assets at April 30, 1995, increased from October 31, 1994, principally due to the acquisition of $5.1 million of fixed assets and $5.7 million of intangible assets in connection with the Micro Mask acquisition and other deposits on and purchases of property, plant and equipment totaling $10.1 million. These increases were offset by normal depreciation and amortization expense totaling $4.6 million.

          Investments increased from $11.1 million at October 31, 1994, to $21.5 million at April 30, 1995, due to additional unrealized gains recorded as a result of the increased fair value of the Company's investments, net of dispositions, during the period.

     Accounts payable and other accrued liabilities at April 30, 1995, increased from October 31, 1994, principally due to the addition of the Sunnyvale operations, increased payables related to recent equipment purchases, and business volume increases generally. These increases were offset by the payment during the period of certain fiscal 1994 expenses. Accrued salaries and wages increased from October 31, 1994, as a result of the addition of the Sunnyvale operations and provisions for incentive compensation for fiscal 1995, offset by payments during the period of fiscal 1994 and current year incentive compensation.

     As a result of obligations incurred in connection with the Micro Mask acquisition (including $3.0 million due in June 1995), net of a $0.4 million balloon payment and normal monthly payments which were paid, short-term debt and the current portion of long-term debt increased by $2.6 million and long-term debt, less the current portion, increased $1.3 million (net of imputed interest on the Micro Mask debt) during the six months ended April 30, 1995. Deferred income taxes at April 30, 1995, increased $4.5 million from October 31, 1994, to $11.6 million largely due to amounts provided on the unrealized gains on investments.

     The Company's commitments represent investments in additional manufacturing capacity, as well as advanced equipment for research and development of the next generation of high-end, more complex photomasks. As of April 30, 1995, the Company had commitments for the purchase or lease of additional property, plant and equipment with an acquisition cost of approximately $38.4 million, of which approximately $11.7 million had been paid at that date. Included in commitments are $11.3 million related to the construction of the Company's new facility in the Dallas area. Additional commitments for relocation of the Company's current Texas operations and the proposed Singapore operations will be incurred later in fiscal 1995.

     The Company will use its working capital, bank credit lines, leasing arrangements and the net proceeds from its recently completed stock offering to finance its capital expenditures. In March 1995, the Company entered into a new unsecured revolving credit facility that provides for borrowings of up to $10 million per year in each of the next three years, subject to a carryover in the second and third year of up to $3 million. Such borrowings are convertible into term loans, payable in equal quarterly installments over five years. The new facility provides for essentially the same terms and conditions as the Company's previous revolving credit agreement, including compliance with and maintenance of certain financial covenants and ratios.
In May 1995, the underwriters exercised the 210,000 share over-allotment option at a price of $19.85 per share. The Company believes that its currently available resources, together with its capacity for substantial growth, are sufficient to satisfy its cash requirements for the foreseeable future.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security-Holders

     (a) The matters set forth in this Item 4 were submitted to a vote of security holders of the Company at an Annual Meeting of Shareholders held on March 16, 1995.

     (b)  The following directors, constituting the entire Board of Directors were elected at the Annual Meeting of Shareholders held on March 16, 1995. Also indicated
          are the affirmative, negative and authority withheld votes for each director.
                                                          Authority
                                         For     Against   Withheld
          Walter M. Fiederowicz       5,536,524     0       5,002
          Joseph A. Fiorita, Jr.      5,536,524     0       5,002
          Constantine S. Macricostas  5,536,399     0       5,127
          Masahiro Fujii              5,536,524     0       5,002
          Michael J. Yomazzo          5,536,524     0       5,002

     (c) The following additional matters, and the affirmative and negative votes and abstentions and broker non-votes with respect thereto, were approved at the Annual Meeting of Shareholders held on March 16, 1995:

          The approval of an amendment to the Company's Certificate of Incorporation increasing the authorized Common Stock of the Company from 10,000,000 to 20,000,000 shares.

                   Affirmative Votes.........5,411,690
                      Negative Votes.........  125,736
          Abstentions/Broker Non-Votes.......    4,100

          The ratification of the appointment of Deloitte and Touche LLP as the independent certified public accountants of the Company for the fiscal year ending October 31, 1995:

                   Affirmative Votes.........5,536,725
                      Negative Votes.........    3,661
          Abstentions/Broker Non-Votes.......    1,150


Item 6.   Exhibits and Reports of Form 8-K

     (a)  Exhibits

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

A report on Form 8-K was filed by the Company on March 24, 1995 in order to file certain exhibits. The exhibits filed included the amendment to the Certificate of Incorporation of the Company and a Revolving Credit and Term Loan Agreement between the Company and Chemical Bank.

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















Date: June 13, 1995













FORMS\10Q495/p