Form 10-Q
period 1995-07-31
PHOTRONICS INC
filed 1995-09-12
CIK 810136

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ......July 31, 1995.......

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


          Class                      Outstanding at July 31, 1995
Common Stock, $.01 par value              11,599,938 Shares

                        PHOTRONICS, INC.
                        AND SUBSIDIARIES


                              INDEX



                                                             Page

PART I.   FINANCIAL INFORMATION


  Item 1.   Financial Statements


       Condensed Consolidated Balance Sheet at July 31,
         1995 (unaudited) and October 31, 1994                3-4


       Condensed Consolidated Statement of Earnings
         for the three and nine months ended July 31,
         1995 and 1994 (unaudited)                             5


       Condensed Consolidated Statement of Cash Flows
         for the nine months ended July 31,
         1995 and 1994 (unaudited)                             6


       Notes to Condensed Consolidated Financial
         Statements (unaudited)                               7-8


  Item 2.   Management's Discussion and Analysis
              of Results of Operations and
              Financial Condition                             9-12



PART II.  OTHER INFORMATION


  Item 6.   Exhibits and Reports on Form 8-K                   12

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                    PHOTRONICS, INC. AND SUBSIDIARIES

                   Condensed Consolidated Balance Sheet

                         (dollars in thousands)

                                 ASSETS


                                               July 31,     October 31,
                                                1995           1994
                                             -----------    -----------
                                             (Unaudited)
Current assets:
  Cash, cash equivalents and
    short-term investments                    $ 54,562       $27,627

  Accounts receivable (less allowance
    for doubtful accounts of $195 in
    1995 and $135 in 1994)                      18,081        10,218

  Inventories                                    5,267         2,469

  Other current assets                           2,094         2,140
                                              --------       -------

     Total current assets                       80,004        42,454


Property, plant and equipment                   59,714        39,205

Intangible assets (less accumulated
  amortization of $1,883 in 1995
  and $1,117 in 1994)                           10,494         5,523

Investments and other assets                    20,966        11,164
                                              --------       -------

                                              $171,178       $98,346
                                              ========       =======




See accompanying notes to consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheet
             (dollars in thousands, except per share amounts)
                  LIABILITIES AND SHAREHOLDERS' EQUITY


                                               July 31,     October 31,
                                                 1995          1994
                                             -----------    -----------
                                             (Unaudited)
Current liabilities:
  Current portion of long-term debt          $     35        $   467
  Accounts payable                             14,184          5,053
  Accrued salaries and wages                    4,005          2,615
  Other accrued liabilities                     4,496          1,423
  Income taxes payable                          1,214            567
                                             --------        -------
     Total current liabilities                 23,934         10,125

Long-term debt                                  1,846            495
Deferred income taxes                          11,307          7,077
Other liabilities                                 275            247
                                             --------        -------
     Total liabilities                         37,362         17,944
                                             --------        -------

Commitments and contingencies                       -              -

Shareholders' equity:
  Preferred stock, $0.01 par value,
   2,000,000 shares authorized,
   none issued and outstanding                      -              -

  Common stock, $0.01 par value,
   10,000,000 shares authorized in 1994
   and 20,000,000 shares authorized in 1995,
   11,736,438 shares issued in 1995
   and 6,659,929 shares in 1994                   117             67

  Additional paid-in capital                   75,145         41,338
  Retained earnings                            47,885         34,338
  Unrealized gains on investments              11,354          5,608
  Treasury stock, 136,500 shares in 1995
   and 91,000 shares in 1994, at cost            (245)          (245)
  Deferred compensation on restricted stock      (440)          (704)
                                             --------       --------
     Total shareholders' equity               133,816         80,402
                                             --------        -------
                                             $171,178        $98,346
                                             ========        =======

See accompanying notes to consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES

               Condensed Consolidated Statement of Earnings

                 (in thousands, except per share amounts)
                               (Unaudited)

<CAPTIONS>
                                    Three Months Ended    Nine Months Ended
                                          July 31,             July 31,
                                    ------------------    -----------------
                                      1995      1994        1995     1994
                                    ---------  -------    --------  -------
Net sales                            $32,854   $21,313     $89,067  $58,811

Costs and expenses:
 Cost of sales                        20,015    13,096      54,854   37,799
 Selling, general and administrative   4,489     3,088      12,136    7,621
 Research and development              3,177     1,254       6,120    3,495
                                     -------   -------     -------  -------
Operating income                       5,173     3,875      15,957    9,896

Interest and other income, net         5,187       405       5,700      575
                                     -------   -------     -------  -------
Income before income taxes and
 cumulative effect of change
 in accounting for income taxes       10,360     4,280      21,657   10,471

Provision for income taxes             3,900     1,515       8,110    3,558
                                     -------   -------     -------  -------
Income before cumulative
 effect of change in
 accounting for income taxes           6,460     2,765      13,547    6,913

Cumulative effect of change in
 accounting for income taxes               -         -           -      237
                                     -------   -------     -------  -------
Net income                           $ 6,460   $ 2,765     $13,547  $ 7,150
                                     =======   =======     =======  =======

Net income per common share:

 Income before cumulative effect
  of change in accounting for
  income taxes                         $0.54     $0.27       $1.24    $0.69

 Cumulative effect of change in
  accounting for income taxes              -         -           -     0.02
                                       -----     -----       -----    -----
 Net income                            $0.54     $0.27       $1.24    $0.71
                                       =====     =====       =====    =====
Weighted average number of
 common shares outstanding            11,945    10,098      10,905   10,023
                                      ======    ======      ======   ======


See accompanying notes to consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statement of Cash Flows
                             (in thousands)
                               (Unaudited)
                                                        Nine Months Ended
                                                            July 31,
                                                      --------------------
                                                        1995         1994
                                                      -------      -------
Cash flows from operating activities:
  Net income                                          $13,547      $ 7,150
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                       7,270        6,485
    Net gain on disposition of investments             (5,110)           -
    Deferred income taxes                                (113)         227
    Cumulative effect of change in
      accounting for income taxes                           -         (237)
    Research and development expense
      from acquisition                                  1,484            -
    Other                                                 392          124
    Changes in assets and liabilities, net of
     effects of acquisitions in 1995:
      Accounts receivable                              (7,863)        (814)
      Inventories                                      (1,832)        (111)
      Other current assets                                 92       (1,129)
      Accounts payable and accrued liabilities         13,069          133
      Income taxes payable                                647        1,694
                                                      -------      -------
      Net cash provided by operating activities        21,583       13,522
                                                      -------      -------
Cash flows from investing activities:
  Acquisition of photomask operations                 (10,468)           -
  Deposits on and purchases of property,
   plant and equipment                                (20,942)      (3,351)
  Net change in short-term investments                 (5,444)         559
  Proceeds from sale of investments                     5,750            -
  Other                                                   (14)        (282)
                                                      -------      -------
      Net cash used in investing activities           (31,118)      (3,074)
                                                      -------      -------
Cash flows from financing activities:
  Repayment of long-term debt                            (431)        (485)
  Net proceeds from issuance of common stock           31,457        1,142
                                                      -------      -------
      Net cash provided by financing activities        31,026          657
                                                      -------      -------
Net increase in cash and cash equivalents              21,491       11,105
Cash and cash equivalents at beginning of period       25,092        8,225
                                                      -------      -------
Cash and cash equivalents at end of period            $46,583      $19,330
                                                      =======      =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                              $32          $58
    Income taxes                                       $6,684       $1,273

See accompanying notes to consolidated financial statements.

                PHOTRONICS, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements

            Three and Nine Months Ended July 31, 1995
                          (Unaudited)



NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and nine-month periods ended July 31, 1995 and 1994. Interim financial data presented herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the consolidated financial statements and footnotes as of October 31, 1994, which give a complete discussion of these matters.


NOTE 2 - ACQUISITION OF PHOTOMASK OPERATIONS
         OF HOYA MICRO MASK, INC.

On December 1, 1994, the Company acquired certain assets held by Hoya Micro Mask, Inc. ("Micro Mask"), an independent photomask manufacturer with manufacturing operations located in Sunnyvale, California. The transaction included the purchase of land, buildings, inventory and certain assets other than cash and receivables. In addition, significant manufacturing systems owned by Micro Mask were leased by the Company from Micro Mask. The acquisition was financed through available cash reserves and involved the payment of approximately $7.2 million in cash at closing, $3.0 million on June 1, 1995, and the obligation to pay $1.8 million, without interest, four years after the closing. In addition, the Company incurred approximately $0.3 million of costs in connection with the acquisition. The operating lease of the significant manufacturing systems has a term ranging from 44 to 62 months and includes the right to purchase the systems at fair market value at the end of the lease.

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

The consolidated results of the Company's operations on a proforma basis for the three and nine months ended July 31, 1994, as though the purchase had been made as of the beginning of that period, would have reflected sales of approximately $27.9 million and $77.2 million and net income of $3.3 million, or $0.33 per share, and $7.7 million, or $0.77 per share before the change in accounting for income taxes. The proforma results of operations are not necessarily indicative of the actual operating results that would have occurred had the transaction been consummated at the beginning of the period, or of the future operating results of the combined companies.


NOTE 3 - ACQUISITION OF PHOTOMASK OPERATIONS OF MICROPHASE LABORATORIES, INC.

On June 20, 1995, the Company acquired the manufacturing operations and assets, exclusive of cash and accounts receivable, of Microphase Laboratories, Inc. ("Microphase"), an independent photomask manufacturer located in Colorado Springs, Colorado, in exchange for 98,559 shares of common stock of the Company valued at $2.4 million. The acquisition was accounted for as a purchase. The fair value of assets acquired was approximately $2.4 million, including $1.5 million of Microphase's research and development projects that have no alternative future use and, accordingly, was charged to research and development expenses. The results of the Microphase operations are not material to the Company.

NOTE 4 - SHAREHOLDERS' EQUITY

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

On April 18, 1995, the Company issued 1,290,000 new shares of common stock at a price of $21.00 per share ($19.85 per share after underwriting discounts), 40,000 shares of common stock due to the exercise of stock options at prices ranging from $1.83 to $3.17 per share and 7,500 additional shares of common stock resulting from the exercise of a warrant at $5.24 per share. The gross proceeds and costs of the issue were $25.7 million and approximately $0.3 million, respectively. Issuance costs were recorded as a reduction of additional paid-in capital. On May 16, 1995, the underwriters exercised the 210,000 share over-allotment option at a net price of $19.85 per share, providing additional proceeds totaling $4.2 million. The net proceeds will be used to fund current expansion plans.


NOTE 5 - REVOLVING CREDIT AGREEMENT

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

Item 2.   Management's Discussion and Analysis of Results of
               Operations and Financial Condition

Material Changes in Results of Operations
Three and Nine Months Ended July 31, 1995 versus July 31, 1994

     A significant portion of the material changes in each category of the Company's results of operations for the three and nine months ended July 31, 1995, as compared to the same periods in the prior fiscal year are attributable to the acquisition, on December 1, 1994, of the photomask manufacturing operations and assets of Hoya Micro Mask, Inc. ("Micro Mask"), an independent photomask manufacturer with manufacturing operations located in Sunnyvale, California. The operations acquired represent a full-service, state-of-the-art photomask manufacturing facility. Further, on June 20, 1995, the Company acquired the manufacturing operations of Microphase Laboratories, Inc. ("Microphase") in Colorado Springs, Colorado. Except for a one-time charge to research and development expenses (see Note 3), the financial results of the new Colorado facility did not have a material effect on the Company's results of operations or financial position.

     Net sales for the three and nine months ended July 31, 1995, increased 54.2% to $32.9 million and 51.4% to $89.1 million, respectively, compared with $21.3 million and $58.8 million in the same periods in the prior fiscal year. The increases are attributable to the inclusion of sales, commencing December 1, 1994, by the Company's new Sunnyvale facility and increased shipments to customers from existing facilities due to stronger demand generally and greater manufacturing capacity resulting from the implementation of the Company's capacity expansion program.

     Cost of sales for the three and nine months ended July 31, 1995, increased 52.8% to $20.0 million and 45.1% to $54.9 million, respectively, compared to $13.1 million and $37.8 million for the same periods in the prior fiscal year. These increases principally are due to increased sales, together with greater personnel-related expenses, resulting from staffing increases to meet production demands and higher employee incentive compensation expenses resulting from the Company's performance. As a percentage of net sales, cost of sales decreased to 60.9% and 61.6% for the three and nine months ended July 31, 1995 as compared with 61.4% and 64.3% in the corresponding periods last year. The improvement primarily was due to the higher capacity utilization and greater operating efficiencies afforded by sales volume increases and a more favorable mix of more complex photomasks. The Company anticipates that its fixed operating costs will increase in connection with its continuing capacity expansion. However, the Company expects to match these higher costs with continued increases in sales levels.

     Selling, general and administrative expenses increased 45.4% to $4.5 million and 59.2% to $12.1 million for the three and nine months ended July 31, 1995, respectively, compared with $3.1 million and $7.6 million for the same periods in the prior fiscal year. The increases were due largely to the inclusion of expenses of the Company's Sunnyvale facility, charges for certain non-recoverable assets and increased staffing levels, as well as general increases in wages. Employee incentive compensation expense provisions for the three months ended July 31, 1994, were higher than the corresponding current year period; however, as a result of the Company's sequential quarterly performance increases in fiscal 1995, incentive compensation expenses were provided more ratably over the nine months ended July 31, 1995, as compared with the same period in the prior year. As a percentage of net sales, selling, general and administrative expenses decreased to 13.7% for the three months ended July 31, 1995, compared with 14.5% for the same period last year primarily due the larger employee incentive compensation provisions in the prior year period. For the nine months ended July 31, 1995, selling, general and administrative expenses increased to 13.6%, as compared with 13.0% in the corresponding period last year.

     Research and development expenses for the three and nine months ended July 31, 1995, increased 153.3% to $3.2 million and 75.1% to $6.1 million, respectively, compared to $1.3 million and $3.5 million from the same periods for the prior fiscal year. In connection with the Microphase acquisition, the Company recorded a one-time charge of $1.5 million. This charge represented amounts assigned to certain Microphase research and development projects, principally for the manufacture of large area masks, which were expensed upon acquisition. Excluding this non-recurring charge, research and development expenses for the three and nine month periods ended July 31, 1995, increased 34.9% and 32.6%, respectively, compared to the same periods last year. These increases reflect the expansion of the Company's research and development organization and its development efforts, focusing on developing new photomask technologies such as phase shift and optical proximity corrected photomasks. As a percentage of net sales, excluding the Microphase charge, research and development expenses declined to 5.2% for the three and nine months ended July 31, 1995, respectively, compared to 5.9% in the corresponding prior fiscal year periods, reflecting increased net sales.

     Interest and other income, net, for the three and nine months ended July 31, 1995, increased to $5.2 million and $5.7 million, respectively, compared to $405,000 and $575,000 for the same periods in the prior fiscal year principally due to a net gain of $4.7 million from the sale of an equity investment during the three months ended July 31, 1995. The Company had additional net gains on the disposition of investments in the first quarter of fiscal 1995 and during the three months ended July 31, 1994. Interest income for the three and nine months ended July 31, 1995, increased to $519,000 and $1.0 million, respectively, compared with $150,000 and $346,000 in the prior year's corresponding periods primarily due to higher levels of funds available for investment.

     For the three and nine months ended July 31, 1995, the Company provided Federal and state income taxes at an estimated combined effective annual tax rate of 37.6% and 37.4%, respectively, as compared to 35.4% and 34.0% in the same periods for the prior fiscal year. The increase in the Company's estimated tax rate primarily is the result of a larger portion of income being subject to the 35% incremental Federal income tax rate and a greater portion of the Company's income being generated in California. For the nine months ended July 31, 1994, the Company recognized the cumulative effect of the adoption of SFAS 109, "Accounting for Income Taxes," resulting in a benefit of $237,000, or $0.02 per share.


Liquidity and Capital Resources

     The Company's cash, cash equivalents and short-term investments increased $26.9 million during the nine months ended July 31, 1995, largely as a result of the $29.6 million of net proceeds from the issuance of 1,500,000 new shares of common stock in a public equity offering completed during the period and the $5.8 million of proceeds from the disposition of investments. These proceeds were offset by cash of $10.5 million expended to fund the acquisition of Micro Mask. Excluding the net proceeds from the stock offering, sales of equity investments and the funds utilized in the Micro Mask acquisition, investing activities used cash totaling $26.4 million, principally for deposits on and purchases of property, plant and equipment and the increase in short-term investments, and financing activities provided cash totaling $1.4 million, largely from exercises of stock options. Operating activities, however, provided cash totaling $21.6 million, after utilizing approximately $2.0 million for initial working capital at the Sunnyvale site.

     Accounts receivable increased to $18.1 million at July 31, 1995, from $10.2 million at October 31, 1994, principally as a result of higher sales levels, particularly due to the inclusion of sales from the new Sunnyvale and Colorado operations. Inventories increased to $5.3 million at July 31, 1995, from $2.5 million at October 31, 1994, primarily due to higher equipment inventory levels at the Company's wholly-owned subsidiary, Beta Squared, Inc., the addition of the Sunnyvale and Colorado facilities and general increases to accommodate the escalating sales volume.

     Property, plant and equipment increased to $59.7 million at July 31, 1995, from $39.2 million at October 31, 1994, largely as a result of the $5.1 million and $820,000 of fixed assets acquired in connection with the Micro Mask and Microphase acquisitions, respectively, and other deposits on and purchases of property, plant and equipment totaling $21.1 million. These increases were offset by normal depreciation expense totaling $6.5 million. Intangible assets increased to $10.5 million at July 31, 1995, from $5.5 million at October 31, 1994, due to the $5.7 million of intangible assets resulting from the Micro Mask acquisition, offset by normal amortization totaling $766,000.

     Investments and other assets increased to $21.0 million at July 31, 1995, from $11.2 million at October 31, 1994, principally due to additional unrealized gains recorded as a result of the increased fair value of the Company's investments, net of dispositions, during the period.

     Accounts payable and other accrued liabilities at July 31, 1995, increased from October 31, 1994, primarily due to increased payables related to recent equipment purchases, higher levels of raw materials purchases due to growing production needs, and the addition of the Sunnyvale and Colorado operations. Accrued salaries and wages increased from October 31, 1994, largely as a result of provisions for incentive compensation for fiscal 1995, offset by payments during the period of fiscal 1994 and current year incentive compensation, and the addition of the Sunnyvale and Colorado operations.

     As a result of an obligation incurred in connection with the Micro Mask acquisition, long-term debt, less the current portion, increased $1.4 million (net of imputed interest) during the nine months ended July 31, 1995.
Current portion of long-term debt decreased $432,000 during the same period as a result of a balloon payment and normal monthly payments which became due. Deferred income taxes at July 31, 1995, increased $4.2 million from October 31, 1994, to $11.3 million largely due to amounts provided on the unrealized gains on investments.

     The Company's commitments represent investments in additional manufacturing capacity, as well as advanced equipment for research and development of the next generation of high-end, more complex photomasks. As of July 31, 1995, the Company had commitments for the purchase or lease of additional property, plant and equipment with an acquisition cost of $49.0 million, of which $15.7 million had been paid or accrued at that date. Included in commitments are $11.3 million, of which $1.7 million had been paid or accrued, related to the construction of the Company's new facility in the Dallas area. Additional commitments for relocation of the Company's current Texas operations and the proposed Singapore operations will be incurred later in fiscal 1995.

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

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports of Form 8-K

     (a)  Exhibits

          10 Form of Agreement between the Company and each of Messrs Macricostas, Yomazzo and Moonan.+

          27   Financial Data Schedule

               __________
               + Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.
----------


     (b)  Reports on Form 8-K

During the quarter for which this report is filed, no reports on Form 8-K were filed by the Company.











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


Date: September 12, 1995