Form 10-K405
period 1995-10-31
PHOTRONICS INC
filed 1996-01-26
CIK 810136

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549
                               FORM 10-K

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
      EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended ...October 31, 1995...
                                  OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from................. to ................

                 Commission file number...0-15451...

                        ...PHOTRONICS, INC....
        (Exact name of registrant as specified in its charter)

      ...Connecticut...                     ...06-0854886...
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)

 ...1061 East Indiantown Road, Jupiter, Florida...     ..33477..
   (Address of principal executive offices)           (Zip Code)

                         ...(407) 747-4163...
         (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                       Name of each exchange on which
Title of each class                               registered
 ______None______                           _____________________

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
          .....Common Stock, $0.01 par value per share.....
                           (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  ..X..   No  .....

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
               As of December 29, 1995, 11,626,133 shares of the registrant's Common Stock were outstanding. The aggregate market value of registrant's voting stock held by non-affiliates of the registrant as of December 29, 1995 was approximately $270,525,559.

                 DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 1996 Annual Meeting      Incorporated into Part
Annual Meeting of Shareholders                   III of this Form 10-K.
to be held on March 20, 1996.

                                PART I


ITEM 1.      BUSINESS

General

     Photronics, Inc. (the "Company") is a leading manufacturer of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and are used as masters to transfer circuit patterns onto semiconductor wafers during the fabrication of integrated circuits and, to a lesser extent, other types of electrical components.

     On December 1, 1994, the Company acquired assets held by Hoya Micro Mask, Inc. ("Micro Mask"). The transaction included the purchase of the land, building and assets of Micro Mask (other than cash and receivables and the significant manufacturing systems owned by Micro Mask, which were leased by the Company from Micro Mask under a lease as discussed below) and represented a complete state-of-the-art photomask manufacturing facility. Micro Mask was an independent photomask manufacturer with manufacturing operations located in Sunnyvale, California and had sales on a nationwide basis as well as to overseas markets. The acquisition was financed through available cash reserves and involved the payment of approximately $7.2 million in cash at closing and the obligation to pay $3.0 million and $1.8 million, without interest, six months and four years after the closing, respectively. The lease for the significant manufacturing systems has a term ranging from 44 to 62 months and includes the right to purchase at lease termination the leased equipment at its then fair market value. The Company continues to operate this facility in place.

     On June 20, 1995, the Company acquired the assets of Microphase Laboratories, Inc. ("Microphase"). The transaction included the purchase of all of the manufacturing assets of Microphase and an assignment of the lease for the premises previously occupied by Microphase. Microphase was an independent photomask manufacturer with manufacturing operations located in Colorado Springs, Colorado. Microphase focused on the large area mask market as well as supporting a limited range of traditional integrated circuit mask customers. The acquisition was financed through the issuance of 98,559 shares of the Company's common stock. The Company continues to operate this facility in place.

     On January 24, 1996, the Company acquired the photomask manufacturing assets of Plessey Semiconductors Limited ("Plessey") and became the photomask supplier to Plessey. The transaction included the purchase of the photomask manufacturing assets of Plessey and a lease to occupy the facilities previously utilized by Plessey for manufacturing photomasks. The operations acquired represent a modern photomask manufacturing operation which is located in the Manchester, United Kingdom, region, which were dedicated to supporting Plessey's requirements for photomasks. The acquisition was financed through available cash reserves. The Company will continue to operate this facility in place until it can relocate it to a new facility to be constructed in the Manchester area.

     In March, 1995, the Company announced that it was establishing a manufacturing operation in Singapore. Since that time, the Company has leased a building to house these operations and proceeded with necessary facility improvements, staffing and equipment procurement to commence operations. It is expected that the facility will be operational in the second quarter of fiscal 1996. At the same time, construction continues in Allen, Texas, on a facility that will be used for relocation of the Company's Dallas operations. It is expected that the Allen facility will begin operations in the second half of fiscal 1996 and that the relocation will be completed prior to fiscal year end.

     In addition to its other efforts during 1995, the Company has continued to focus on maintaining technological leadership at its existing facilities. As a result, the Company has increased its research and development activities and has continued to invest in advanced manufacturing equipment to allow it to meet future technological and volume demands.

     The Company believes that its efforts have established it as a leading independent photomask manufacturer on a global basis and provided it with the facilities and expertise to continue to expand its sales base.

     The Company, through its wholly owned subsidiary Beta Squared Inc. ("BETA"), sells and services wafer plasma etching systems and engages in the sale of refurbished semiconductor manufacturing equipment, engineering services and replacement parts and field service for such equipment on a third-party basis.

     The Company is a Connecticut corporation, organized in 1969.
Its principal executive offices are located at 1061 East Indiantown Road, Jupiter, Florida, telephone (407) 747-4163.


Products and Services

     The Company manufactures photomasks, which are primarily used as masters to transfer circuit patterns onto semiconductor wafers. The Company's photomasks are manufactured in accordance with circuit designs provided on a confidential basis by its customers. Each circuit design consists of a series of separate patterns, each of which is imaged onto a different photomask. The resulting series of photomasks is then used by the customer to successively layer the patterns onto a semiconductor wafer. While advanced photomasks generally have an indefinite life span and are not customarily consumed by customers' manufacturing processes, the demand for photomasks has increased with the growth in the number of semiconductor designs as applications for semiconductors have expanded and the use of application specific (or custom) integrated circuits ("ASIC") has increased. Further, the increase in complexity of integrated circuits has increased the number of photomasks used in the manufacture of a single circuit.

     The Company currently manufactures photomasks using electron beam or laser-based technologies and, to a lesser degree, optical-based technologies. A laser-based or electron beam system is capable of producing the finer line resolution, tighter overlay and larger die size for the larger and more complex circuits currently being designed. Laser and electron beam generated photomasks can be used with the most advanced processing techniques to produce very large scale integrated circuit ("VLSI") devices. The Company currently owns a number of CORE laser writing systems and MEBES electron beam systems and has made commitments to purchase additional advanced systems to maintain technological superiority. The CORE laser-based systems and the MEBES electron beam systems are the predominant lithography systems used for photomask manufacture.

     Compared to laser or electron beam generated photomasks, the production of photomasks by the optical method is less expensive, but also less precise. The optical method is traditionally used on less complex and lower priced photomasks.

     The first several levels of photomasks frequently are required to be delivered by the Company within 24 hours of receiving a customer's design. The ability to manufacture high quality photomasks within short time periods is dependent upon efficient manufacturing methods, high yields and high equipment reliability. The Company believes it meets these requirements and has made significant investments in manufacturing and data processing systems and statistical process control methods to optimize the manufacturing process and reduce cycle times.

     Quality control is an integral part of the photomask manufacturing process. Photomasks are manufactured in temperature, humidity and particulate controlled cleanrooms because of the high level of precision, quality and yields required. Each photomask is inspected several times during the manufacturing process to ensure compliance with customer specifications. The Company has made a substantial investment in equipment to inspect and repair photomasks and to ensure that customer specifications are met. After inspection and any necessary repair, the Company utilizes technological processes to clean the photomasks prior to shipment.

     In addition to the manufacture of photomasks, the Company, through Beta, manufactures, sells and services a wafer plasma etching system used in the processing of semiconductor wafers. The system was developed by Texas Instruments Incorporated ("Texas Instruments") which licensed to BETA the right to manufacture and sell the system. Beta also sells refurbished semiconductor manufacturing equipment, engineering services and replacement parts and field service for such equipment on a third-party basis. Such activities represented less than 5% of the Company's sales during fiscal 1995.

Research and Development

     The Company has ongoing research and development programs which are intended to improve continually the Company's level of technology and manufacturing efficiency. Since 1994, the Company has increased its commitment to research and development activities and current efforts include phase-shift and optical proximity correction photomasks for advanced semiconductor manufacturing.
The Company incurred expenses of $7.9 million (including a non-recurring charge of $1.5 million), $4.7 million and $2.7 million for research and development in 1995, 1994 and 1993, respectively. The Company also leverages the investments in research and development made by its equipment and material suppliers. While the Company believes that it possesses valuable proprietary information and has received licenses under certain patents, the Company does not believe that patents are a material factor in the photomask manufacturing business and it holds only one patent.

Materials and Supplies

     Raw materials utilized by the Company generally include high precision quartz plates, which are used as photomask blanks, primarily obtained from Japanese suppliers (including Toppan Printing Co., Ltd. ["Toppan"] and Hoya Corporation USA, the parent of Micro Mask, ["Hoya"]), pellicles (which are protective transparent cellulose membranes) and electronic grade chemicals used in the manufacturing process. Such materials are generally available from a number of suppliers and the Company is not dependent on any one supplier for its raw materials. The Company has established purchasing arrangements with each of Toppan and Hoya and it is expected that the Company will purchase substantially all of its photomask blanks from Toppan and Hoya so long as their price, quality, delivery and service are competitive.

Sales and Marketing

               The market for photomasks consists primarily of semiconductor manufacturers and designers, both domestic and international, including manufacturers that have the capability to manufacture photomasks. Since the mid 1980's, in the United States there has been a trend toward the divestiture or closing of captive photomask manufacturing operations by semiconductor companies, and an increase in purchasing of photomasks from independent photomask manufacturers. These trends create a greater market opportunity for the Company and the Company believes they are due to various reasons including the increasing capital requirements and costs related to these operations, the presence of a cost effective source of supply from independent suppliers such as the Company and a general desire by semiconductor manufacturers to focus on core business matters.

     The Company conducts its marketing activities through a staff of full-time sales personnel and customer service representatives who work closely with the Company's general management and technical personnel. In addition to the sales personnel at the Company's manufacturing facilities in Brookfield, Connecticut; Milpitas and Sunnyvale, California; Colorado Springs, Colorado; Dallas, Texas; Manchester, United Kingdom and Singapore, the Company has sales offices in Carlsbad, California; Austin, Texas; Raleigh, North Carolina and Beaverton, Oregon.

     The Company has continually expanded its customer base. However, as a result of the acquisition of the Dallas, Texas operation in 1993, Texas Instruments has become a more significant customer of the Company, representing approximately 32% of net sales in 1995, and the loss of Texas Instruments or a significant decrease in the amount of the purchases by Texas Instruments from the Company could have a material adverse effect on the Company. During 1995, no single customer other than Texas Instruments accounted for more than 10% of the Company's net sales. The Company's five largest customers, in the aggregate, accounted for approximately 48% of net sales. In addition to Texas Instruments, the Company's major customers include Micron Technology, Motorola Corporation, National Semiconductor Corporation and VLSI Technology, Inc. During the 1995 fiscal year, the Company sold its products and services to approximately 225 customers.

     The Company typically negotiates an established price for a customer's orders based on the customer's specifications in order to expedite the placement of individual purchase orders. Some of these prices may remain in effect for up to one year. The Company also negotiates prices, and occasionally enters into purchase arrangements, based on the understanding that, so long as the Company's performance is competitive, the Company will receive a specified percentage of that customer's photomask requirements. As part of the acquisition of the Dallas, Texas facility, the Company assumed an agreement with Texas Instruments, which continues until March 31, 2000 and provides that the Company is Texas Instruments's principal photomask supplier so long as the Company's price, quality, service and delivery are competitive. The agreement also requires the Company to ensure that prices charged to Texas Instruments are not less favorable than those otherwise extended by the Company to other customers with similar specifications, volume, delivery and other requirements.

     In addition to sales to domestic customers, the Company has been marketing its products in international markets. The Company has increased its presence in the international markets through its acquisition of a United Kingdom manufacturing facility and the construction of a Singapore facility. The Company also has sub-contract manufacturing arrangements in Taiwan and arrangements with independent sales representatives in Korea. The Company considers its presence in international markets important to attracting new customers, to providing global solutions to its existing customers and to service certain customer's manufacturing foundries outside of the United States, principally in the Pacific Rim. Current customers include companies in Taiwan, Singapore, the United Kingdom, Canada, Germany, Japan, Switzerland, Italy and Australia. Foreign and export sales accounted for approximately 11%, 13% and 8% of the Company's sales for the fiscal year ended October 31, 1995, 1994 and 1993, respectively.

Backlog

     The first several levels of photomasks for a circuit are sometimes required to be shipped within one day of receiving a customer's design. Because of the short period between order and shipment dates (typically from one day to two weeks) for the principal portion of the Company's sales, the dollar amount of current backlog is not considered to be a reliable indication of future sales volume.

Competition

     The photomask industry is highly competitive and most of the Company's customers utilize more than one photomask supplier. The Company's ability to compete depends primarily upon the consistency of product quality and timeliness of delivery, as well as pricing, technical capability and service. The Company also believes that proximity to customers is an important factor in certain markets. Certain competitors have considerably greater financial and other resources than the Company. The Company believes that it is able to compete effectively because of its dedication to customer service, its investment in state-of-the-art photomask equipment and its experienced technical employees.

     There has been a decrease since the mid-1980's in the number of independent manufacturers as a result of independents being acquired or discontinuing operations. The Company believes that entry into the market by a new independent manufacturer would require a major investment of capital, a significant period of time to establish a commercially viable operation and additional time to attain meaningful market share and achieve profitability. In prior years, competition and relatively flat demand led to pressure to reduce prices which the Company believes contributed to the decrease in the number of independent manufacturers. Although independent photomask manufacturers have experienced increased demand since late 1993, there can be no assurance that past trends in pricing and demand will not re-emerge.

     Based upon market information available to it, the Company believes that it is one of the four largest independent manufacturers in the world and the largest in the United States. Competitors in the United States include DuPont Photomasks and Align-Rite; and in the international market, Dai Nippon Printing, Toppan, Hoya, DuPont, Taiwan Mask Corp., Innova, Compugraphics and Anam S&T. In addition, some of the Company's customers possess their own facilities for manufacturing photomasks and certain manufacturers market their photomask manufacturing services to outside customers as well as to their internal organization. The Company competes for business with these and other companies' internal facilities.

Employees

     As of October 31, 1995, the Company employed a total of approximately 684 persons on a full-time basis. The Company believes that it offers competitive compensation and other benefits and that its employee relations are good. Except for employees in the United Kingdom, none of the Company's employees is represented by a union.


ITEM 1A.     EXECUTIVE OFFICERS OF REGISTRANT

     The names of the executive officers of the Company are set forth below, together with the positions held by each person in the Company. All executive officers are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

                                                        SERVED AS AN
   NAME AND AGE                    POSITION           OFFICER SINCE
Constantine S. Macricostas, 60   Chairman of the            1974
                                 Board,
                                 Chief Executive
                                 Officer and Director

Michael J. Yomazzo, 53           President,                 1977
                                 Chief Operating
                                 Officer and Director

Jeffrey P. Moonan, 39            Senior Vice President,     1988
                                 General Counsel and
                                 Secretary

Robert J. Bollo, 51              Vice President/Finance     1994
                                 and Chief Financial
                                 Officer

     The terms of certain financing for the Company specify that if Mr. Macricostas ceases to maintain day-to-day control of the Company, Mr. Yomazzo, or another acceptable replacement, must assume such duties, otherwise the Company may be declared in default.

     For the past five years each of the executive officers of the Company held the office shown, except as follows:

     Constantine S. Macricostas served as President from 1974 until November 1990. Mr. Macricostas also serves as a Director of Nutmeg Federal Savings and Loan Association, of Colonial Data Technologies Corp., a distributor of telecommunications equipment, and Orbit Semiconductor, Inc., an integrated circuit manufacturer and foundry.

     Michael J. Yomazzo has been President and Chief Operating
Officer since January 1994. From November 1990 until January 1994, he served as Executive Vice President and Chief Financial Officer.

     Jeffrey P. Moonan has been Senior Vice President since January 1994 and General Counsel and Secretary since July 1988. From July 1989 until January 1994, he also served as Vice
President/Administration.

     Robert J. Bollo has been Vice President/Finance and Chief Financial Officer since November 1994. From August 1994 to November 1994, he served as Director of Finance. From April 1992 to July 1994, he was a Principal of CFO Associates, Inc., a financial management firm. Prior to April 1992, he was with Kollmorgen Corporation, serving as a Vice President since January 1990 and Controller and Chief Accounting Officer since February 1985.


ITEM 2.     DESCRIPTION OF PROPERTY

     The Company's properties include buildings in which the Company currently conducts manufacturing operations or is constructing facilities for future manufacturing operations. The Company's Sunnyvale, California operations, the new facilities under construction in Allen, Texas, and one of the two buildings in which it conducts its Brookfield manufacturing operations are owned by the Company. The Milpitas, California; current Dallas, Texas; Colorado and United Kingdom manufacturing facilities; the second of the two buildings and adjacent property at the Brookfield, Connecticut site and the building which will house the Singapore manufacturing operations are leased. Lease terms range from less than one (1) year for facilities from which the Company is planning to relocate, to up to five (5) years with options to renew for other facilities. In addition, the Company leases office space in Jupiter, Florida; Austin, Texas; Carlsbad, California and Dallas, Texas.

     The Company believes it has made adequate arrangements for the lease or ownership of its current manufacturing facilities and continually evaluates opportunities for further expansion, both domestically and internationally.

     The leased properties in Brookfield, Connecticut, are leased from entities controlled by Constantine S. Macricostas under fixed lease rates which were determined by reference to fair market value rates at the beginning of the respective lease term.

     For the year ended October 31, 1995, the Company leased real property at an aggregate annual rental of approximately $1.8 million and leased equipment at an aggregate annual rental of approximately $3.1 million.

     Other than new manufacturing facilities or systems which have not yet been placed into service, the Company believes it substantially utilized its facilities during the 1995 fiscal year.

ITEM 3.     LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings, nor is the property of the Company subject to any such proceedings.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended October 31, 1995.


                                PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDERS MATTERS

     The Common Stock of the Company is traded in the over-the-counter market on the NASDAQ National Market System (NMS) under the symbol PLAB. The table below shows the range of high and low sale prices per share for each quarter for fiscal year 1995 and 1994, respectively, as reported on the NASDAQ NMS System. All per share prices have been adjusted for a three-for-two stock split effected in March, 1995.

                                                   High       Low
     Fiscal Year Ended October 31, 1995:

          Quarter Ended January 31, 1995          $20.50     $16.00
          Quarter Ended April 30, 1995             24.50      19.50

          Quarter Ended July 31, 1995              36.00      21.75
          Quarter Ended October 31, 1995           40.48      25.50

     Fiscal Year Ended October 31, 1994:

          Quarter Ended January 31, 1994          $12.00     $ 9.00
          Quarter Ended April 30, 1994             14.50      11.00
          Quarter Ended July 31, 1994              14.67      10.83
          Quarter Ended October 31, 1994           18.17      11.33

     On December 29, 1995, the closing sale price for the Common
Stock as reported by NASDAQ was $26.75. Based on information available to the Company, the Company believes it has approximately 6,400 beneficial shareholders.

     The Company has not paid any cash dividend to date and, for the foreseeable future, anticipates that earnings will continue to be retained for use in its business.

ITEM 6.     SELECTED FINANCIAL DATA

     The following selected financial data is derived from the Company's consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K.

                                                                Years Ended October 31,
                                      ======================================================================
                                        1995           1994            1993           1992          1991
                                      --------        -------        -------        -------        -------
                                                     (in thousands, except per share amounts)
OPERATING DATA:
 Net sales                            $125,299        $80,696        $48,363        $41,305        $42,158

 Costs and expenses:
  Cost of sales                         76,683         51,204         32,048         27,142         25,853
  Selling, general and
   administrative                       17,127         10,517          6,580          5,746          4,986
  Research and development               7,899          4,738          2,744          2,549          2,613
                                      --------        -------        -------        -------        -------
   Operating income                     23,590         14,237          6,991          5,868          8,706

 Gain on insurance settlements               -              -              -              -          1,479
 Interest income                         1,627            568            547            866            888
 Interest expense                         (141)           (75)          (101)          (102)          (194)
 Other income (expense), net             4,766            571             (1)            87             53
                                      --------        -------        -------        -------        -------
 Income before income taxes
  and cumulative effect of
  change in accounting for
  income taxes                          29,842         15,301          7,436          6,719         10,932

 Provision for income taxes             11,210          5,202          2,528          2,352          4,155
                                      --------        -------        -------        -------        -------
 Income before cumulative effect
  of change in accounting
  for income taxes                      18,632         10,099          4,908          4,367          6,777

 Cumulative effect of change in
  accounting for income taxes                -            237              -              -              -
                                      --------        -------        -------        -------        -------

   Net income                         $ 18,632        $10,336        $ 4,908        $ 4,367        $ 6,777
                                      ========        =======        =======        =======        =======

 Net income per share:
  Income before cumulative effect
   of change in accounting
   for income taxes                      $1.66          $1.01          $0.59          $0.55          $0.89

  Cumulative effect of change in
   accounting for income taxes               -            .02              -              -              -
                                         -----          -----          -----          -----          -----

    Net income                           $1.66          $1.03          $0.59          $0.55          $0.89
                                         =====          =====          =====          =====          =====
 Weighted average number of
  common shares outstanding             11,207         10,062          8,372          7,998          7,564
                                        ======         ======          =====          =====          =====


                                                                      October 31,
                                       ====================================================================
                                         1995            1994           1993           1992           1991
                                       --------        -------        -------        -------        -------
BALANCE SHEET DATA:
 Working capital                       $ 49,653        $32,329        $17,577        $20,771        $23,506
 Property, plant and equipment           72,063         39,205         41,585         25,418         17,097
 Total assets                           174,218         98,346         74,441         52,026         47,850
 Long-term debt                           1,809            495          1,051          1,698          1,758
 Shareholders' equity                   134,045         80,402         62,626         44,011         39,384
 Cash dividends declared per share            -              -              -              -              -

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the
Years Ended October 31, 1995, 1994 and 1993

     A significant portion of the material changes in each category of the Company's results of operations for the fiscal years ended October 31, 1995 and 1994, as compared to the respective prior fiscal years is attributable to its recent acquisitions. The Company acquired the photomask manufacturing operations and assets of Hoya Micro Mask, Inc. ("Micro Mask") in Sunnyvale, California, and Toppan Printronics (USA), Inc. in Dallas, Texas, on December 1, 1994 and on October 1, 1993, respectively. The operations acquired represented full-service, state-of-the-art photomask manufacturing facilities. Further, on June 20, 1995, the Company acquired the manufacturing operations of Microphase Laboratories, Inc. ("Microphase") in Colorado Springs, Colorado. Except for a non-recurring charge in fiscal 1995 to research and development expenses (see Note 6 to the Consolidated Financial Statements), the financial results of the new Colorado facility did not have a material effect on the Company's results of operations or financial position.

     Net sales for fiscal 1995 increased 55.3% to $125.3 million compared with net sales of $80.7 million in the prior fiscal year. Approximately one-half of the increase is attributable to the inclusion of the Company's new Sunnyvale facility, commencing December 1, 1994. Furthermore, shipments to customers from existing facilities increased due to stronger demand generally and greater manufacturing capacity resulting from the implementation of the Company's capacity expansion program. Net sales for fiscal 1994 represented an increase of 66.8% over fiscal 1993 sales of $48.4 million. The increase in fiscal 1994 was principally due to the first full year of sales by the Company's new Texas facility. Additionally, the Company experienced stronger demand generally throughout fiscal 1994 from its existing customer base as well as higher foreign sales.

     In fiscal 1995, cost of sales increased 49.8% to $76.7 million compared to $51.2 million for the prior fiscal year. These increases resulted principally from increases in sales volume, including those resulting from the Micro Mask acquisition.
Staffing levels were increased to meet production demands and higher employee incentive compensation expenses were incurred as a result of the Company's performance. The addition of manufacturing capacity resulted in increased equipment-related costs, including maintenance and depreciation. However, as a percentage of net sales, cost of sales decreased to 61.2% compared with 63.4% in fiscal 1994. As a percentage of net sales, cost of sales also decreased in fiscal 1994 to 63.4% from 66.3% in fiscal 1993. The improvements each year were due primarily to the continued higher capacity utilization and greater operating efficiencies afforded by sales volume increases and a more favorable mix of more complex photomasks. Cost of sales for fiscal 1994 increased 59.8% to $51.2 million compared to $32.0 million for fiscal 1993 principally as a result of the increases in sales volume, including those resulting from the new Texas facility. The Company anticipates that its fixed operating costs will increase in connection with its continuing capacity expansion. However, the Company expects to match these higher costs with continued increases in revenues.

     Selling, general and administrative expenses increased 62.9% to $17.1 million in fiscal 1995 compared to $10.5 million in fiscal 1994. The increase was due largely to the inclusion of the Company's Sunnyvale facility and higher employee incentive compensation expense resulting from the Company's performance. Moreover, increased staffing levels and other associated costs were incurred in the latter part of 1994 and in 1995 to accomodate the Company's business expansion. As a percentage of net sales, selling, general and administrative expenses increased to 13.7% for fiscal 1995 compared to 13.0% in the prior fiscal year. Selling, general and administrative expenses in fiscal 1994 increased 59.8% to $10.5 million compared to $6.6 million for fiscal 1993. The increase was due to the Company's new Texas operations, as well as a provision for higher employee incentive compensation expense as a result of the Company's performance. In addition, the Company had increases in staffing levels, coupled with general increases in wages and other expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 13.0% for fiscal 1994 compared to 13.6% in fiscal 1993.

     Research and development expenses for fiscal 1995 increased 66.7% to $7.9 million from $4.7 million for the prior fiscal year. In connection with the Microphase acquisition, the Company recorded a non-recurring charge of $1.5 million. This charge represented amounts assigned to certain Microphase research and development projects, principally for the manufacture of large area masks, which were expensed upon acquisition. Excluding this non-recurring charge, research and development expenses for fiscal 1995 increased 35.4% compared to fiscal 1994. These increases reflect the expansion of the Company's research and development organization and an increase in its development efforts which focused on new photomask technologies such as phase shift and optical proximity corrected photomasks. As a percentage of net sales, research and development expenses, excluding the Microphase charge, declined to 5.1% for fiscal 1995 compared to 5.9% for the prior fiscal year because of increased net sales. Research and development expenses increased 72.7% to $4.7 million in fiscal 1994 compared to $2.7 million in fiscal 1993. Research and development expenses increased slightly as a percentage of net sales to 5.9% in fiscal 1994 from 5.7% of net sales in fiscal 1993.

     Interest income for fiscal 1995 increased to $1.6 million compared with $568,000 in the prior fiscal year primarily due to higher levels of funds available for investment. For fiscal 1995, other income, net, increased to $4.8 million compared to $.6 million for the prior fiscal year principally due to the $5.1 million net gain from the sales of equity investments during fiscal 1995. Gains on the disposition of investments in fiscal 1994 totaled $831,000. There were no such gains in fiscal 1993.

     For fiscal 1995, the Company provided Federal and state income taxes at an estimated combined effective annual tax rate of 37.6% as compared to 34.0% in fiscal 1994 and fiscal 1993. The increase in the Company's estimated tax rate primarily is the result of a larger portion of income being subject to the 35% incremental
Federal income tax rate, and a greater portion of the Company's income being generated in California. In 1994, the Company recognized the cumulative effect of the adoption of SFAS 109, "Accounting for Income Taxes," resulting in a benefit of $237,000, or $0.02 per share.
               Net income for fiscal 1995 amounted to $18.6 million, or $1.66 per common share, compared with $10.3 million, or $1.03 per share in 1994 and $4.9 million or $.59 per share in 1993. Earnings per share were based on 11.2 million weighted average shares outstanding in 1995, compared with 10.1 million shares in 1994, and
8.4 million shares in 1993. All share and earnings per share amounts have been adjusted for a three-for-two stock split effected in March, 1995.

Liquidity and Capital Resources

     The Company's cash, cash equivalents, and short-term investments increased $24.2 million during fiscal 1995, largely as a result of the $29.6 million of proceeds from the issuance of 1,500,000 new shares of common stock in a public equity offering completed in fiscal 1995 and the $5.8 million of proceeds from the sale of equity investments. These increases were offset by cash expenditures of $10.5 million to fund the acquisition of Micro Mask. Excluding the Micro Mask acquisition, the Company used cash of $35.5 million for deposits on and purchases of property, plant and equipment. Operating activities provided cash totaling $33.6 million, after utilizing approximately $2 million for initial working capital at the Sunnyvale site, and sales of stock under employee stock option and purchase plans provided additional cash of approximately $2 million.

     Accounts receivable increased to $17.9 million at October 31, 1995, from $10.2 million at October 31, 1994, principally as a result of higher sales levels, particularly the additional sales by the new Sunnyvale and Colorado operations. Inventory increased to $6.4 million at October 31, 1995, from $2.5 million at October 31, 1994, primarily due to higher equipment inventory levels held by the Company's wholly-owned subsidiary, Beta Squared, Inc., the addition of the Sunnyvale and Colorado facilities and general increases to accommodate escalating sales volume.

     Other current assets increased to $3.4 million at October 31, 1995, from $2.1 million at October 31, 1994, primarily due to an increase in the deferred income tax asset balance.

     Property, plant and equipment increased to $72.1 million at October 31, 1995, from $39.2 million at October 31, 1994, as a result of fixed assets acquired in connection with the Micro Mask and Microphase acquisitions aggregating $5.9 million, together with construction in progress on the new Allen, Texas plant and deposits on and purchases of other property, plant and equipment totaling $35.5 million. These increases were offset by normal depreciation expense totaling $8.7 million. Intangible assets increased to $10.3 million at October 31, 1995, from $5.5 million at October 31, 1994, due to $5.8 million of intangible assets resulting from the Micro Mask acquisition, offset by amortization totaling $1.0 million.

     Investments increased to $12.3 million at October 31, 1995, from $11.1 million at October 31, 1994, due to additional unrealized gains recorded as a result of the increased fair value of the Company's equity investments, net of dispositions, during fiscal year 1995.

     Accounts payable increased to $17.9 million at October 31, 1995, from $5.1 million at October 31, 1994, primarily due to increased payables related to recent equipment purchases and construction in progress at the Company's new facility in Texas, higher levels of raw materials purchases due to growing production needs, and the addition of the Sunnyvale and Colorado operations. Accrued salaries and wages increased $3.2 million from October 31, 1994, largely as a result of provisions for incentive compensation for fiscal 1995, an increase in provisions for vacation expense, and the addition of the Sunnyvale and Colorado operations. Other accrued liabilities increased $4.7 million with the inclusion of the Sunnyvale and Colorado operations, higher accrued payroll taxes and increases in expense levels generally . There were no currently payable income taxes at October 31, 1995, since the Company's fiscal 1995 tax estimates were adequate to discharge the estimated current tax liability.

     Long-term debt, less the current portion, increased $1.3 million as a result of a $1.4 million obligation (net of imputed interest) incurred in connection with the Micro Mask acquisition during fiscal 1995, offset by scheduled principal payments. The current portion of long-term debt decreased $431,000 during fiscal 1995 as a result of a balloon payment and scheduled monthly payments which became due. Deferred income taxes at October 31, 1995, increased $1.2 million from October 31, 1994, to $8.3 million largely due to amounts provided on unrealized gains on investments.

     The Company's commitments represent investments in additional manufacturing capacity, as well as advanced equipment for research and development of the next generation of high-end, more complex photomasks. At October 31, 1995, the Company had commitments outstanding for capital expenditures of approximately $38.4 million. Included in such commitments were $6.2 million related to the construction in progress of the Company's new facility in Texas, and $6.9 million related to cleanrooms and equipment for the Company's new Singapore operations. Commitments for relocation of the Company's current Texas operations and additional equipment for Singapore and other operating locations are expected to be incurred in fiscal 1996.

    In March 1995, the Company entered into a new unsecured revolving credit facility that provides for borrowings of up to $10 million per year in each of the following three years, subject to a carryover in the second and third year of up to $3 million. Such borrowings are convertible into term loans, payable in equal quarterly installments over five years. The new facility provides for essentially the same terms and conditions as the Company's previous revolving credit agreement, including compliance with and maintenance of certain financial covenants and ratios.
    The Company will use its working capital, bank credit lines, leasing arrangements and the net proceeds from its fiscal 1995 stock offering to finance its capital expenditures.The Company believes that its currently available resources, together with its capacity for substantial growth, are sufficient to satisfy its cash requirements for the foreseeable future.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA








              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                            Page


Independent Auditors'
     Report...............................................   16



Consolidated Balance Sheet
     at October 31, 1995 and 1994......................... 17 - 18



Consolidated Statement of Earnings for
     the years ended October 31, 1995,
     1994 and 1993........................................   19



Consolidated Statement of Shareholders'
     Equity for the years ended
     October 31, 1995, 1994 and 1993.....................    20



Consolidated Statement of Cash Flows
     for the years ended
     October 31, 1995, 1994 and 1993.....................    21


Notes to Consolidated
     Financial Statements................................ 22 - 31

                     Independent Auditors' Report






To the Board of Directors and Shareholders
Photronics, Inc.
Jupiter, Florida


We have audited the accompanying consolidated balance sheet of Photronics, Inc. and its subsidiaries as of October 31, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Photronics, Inc. and its subsidiaries as of October 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 1994, the company changed its method of accounting for investments and income taxes.


DELOITTE & TOUCHE LLP


Hartford, Connecticut
December 12, 1995

                  PHOTRONICS, INC. AND SUBSIDIARIES

                      Consolidated Balance Sheet

                      October 31, 1995 and 1994

                        (dollars in thousands)




Assets                                           1995            1994
======                                         ========        =======
Current assets:
  Cash and cash equivalents                    $ 35,644        $25,092
  Short-term investments                         16,221          2,535
  Accounts receivable (less allowance
    for doubtful accounts of $195 in
    1995 and $135 in 1994)                       17,857         10,218
  Inventories                                     6,357          2,469
  Other current assets                            3,380          2,140
                                               --------        -------
   Total current assets                          79,459         42,454

Property, plant and equipment                    72,063         39,205
Intangible assets (less accumulated
    amortization of $2,156 in 1995
    and $1,117 in 1994)                          10,289          5,523
Investments                                      12,329         11,095
Other assets                                         78             69
                                               --------        -------
                                               $174,218        $98,346
                                               ========        =======














See accompanying notes to consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES

                       Consolidated Balance Sheet

                        October 31, 1995 and 1994

             (dollars in thousands, except per share amounts)



Liabilities and Shareholders' Equity            1995             1994
------------------------------------          --------          -------
Current liabilities:
  Current portion of long-term debt           $     36          $   467
  Accounts payable                              17,850            5,053
  Accrued salaries and wages                     5,810            2,615
  Other accrued liabilities                      6,110            1,423
  Income taxes payable                               -              567
                                              --------          -------

     Total current liabilities                  29,806           10,125

Long-term debt                                   1,809              495
Deferred income taxes                            8,293            7,077
Other liabilities                                  265              247
                                              --------          -------
     Total liabilities                          40,173           17,944
                                              --------          -------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value,
   2,000,000 shares authorized,
   none issued and outstanding                       -                -
  Common stock, $.01 par value,
   10,000,000 shares authorized in 1994,
   20,000,000 shares authorized in 1995,
   11,758,292 shares issued in 1995
   and 6,659,929 shares issued in 1994             118               67
  Additional paid-in capital                    75,083           41,338
  Retained earnings                             52,970           34,338
  Unrealized gains on investments                6,471            5,608
  Treasury stock, 136,500 shares in 1995
   and 91,000 shares in 1994 at cost              (245)            (245)
  Deferred compensation on
    restricted stock                              (352)            (704)
                                              --------          -------
     Total shareholders' equity                134,045           80,402
                                              --------          -------
                                              $174,218          $98,346
                                              ========          =======


See accompanying notes to consolidated financial statements.

                   PHOTRONICS, INC. AND SUBSIDIARIES

                   Consolidated Statement of Earnings

               Years Ended October 31, 1995, 1994 and 1993

                 (in thousands, except per share amounts)




                                                               1995                   1994                  1993
                                                             --------               -------               -------
Net sales                                                    $125,299               $80,696               $48,363

Costs and expenses:

  Cost of sales                                                76,683                51,204                32,048

  Selling, general and administrative                          17,127                10,517                 6,580

  Research and development                                      7,899                 4,738                 2,744
                                                             --------               -------               -------
    Operating income                                           23,590                14,237                 6,991



Interest income                                                 1,627                   568                   547

Interest expense                                                 (141)                  (75)                 (101)

Other income (expense), net                                     4,766                   571                    (1)
                                                             --------               -------               -------
Income before income taxes and
 cumulative effect of change in
 accounting for income taxes                                   29,842                15,301                 7,436

Provision for income taxes                                     11,210                 5,202                 2,528
                                                             --------               -------               -------
Income before cumulative effect of
 change in accounting for income taxes                         18,632                10,099                 4,908

Cumulative effect of change in
 accounting for income taxes                                        -                   237                     -
                                                             --------               -------               -------
     Net income                                              $ 18,632               $10,336               $ 4,908
                                                             ========               =======               =======

Net income per common share:

  Income before cumulative effect of
   change in accounting for income taxes                        $1.66                 $1.01                 $0.59

  Cumulative effect of change in
   accounting for income taxes                                      -                  0.02                     -
                                                                -----                 -----                 -----
     Net income                                                 $1.66                 $1.03                 $0.59
                                                                =====                 =====                 =====

Weighted average number of common
  shares outstanding                                           11,207                10,062                 8,372
                                                               ======                ======                 =====







See accompanying notes to consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES

              Consolidated Statement of Shareholders' Equity

               Years Ended October 31, 1995, 1994 and 1993

                             (in thousands)
                                                                                                Deferred
                                                                                                Compensa-
                              Common Stock     Additional              Unrealized                tion on       Total
                             ---------------    Paid-In     Retained    Gains on     Treasury   Restricted   Shareholders'
                             Shares   Amount    Capital     Earnings   Investments    Stock       Stock        Equity
                            ------   ------    -------     --------   -----------   --------   ----------   ------------
Balance at
  November 1, 1992            5,381    $ 54     $25,108     $19,094      $    -       $(245)    $    -        $ 44,011

  Net income                      -       -           -       4,908           -           -          -           4,908

  Issuance of common stock
   related to acquisition     1,060      11      13,398           -           -           -          -          13,409

  Sale of common stock through
   employee stock option and
   purchase plans                43       -         298           -           -           -          -             298
                             ------    ----     -------     -------      ------       -----     ------        --------
Balance at
  October 31, 1993            6,484      65      38,804      24,002           -        (245)         -          62,626

  Net income                      -       -           -      10,336           -           -          -          10,336

  Sale of common stock through
   employee stock option and
   purchase plans               124       1       1,478           -           -           -          -           1,479

  Restricted stock awards        52       1       1,056           -           -           -     (1,057)              -

  Amortization of
   restricted stock to
   compensation expense           -       -           -           -           -           -        353             353

  Cumulative effect of
   change in accounting
   for investments                -       -           -           -       5,608           -          -           5,608
                              -----    ----     -------     -------      ------       -----     ------        --------
Balance at
  October 31, 1994            6,660      67      41,338      34,338       5,608        (245)      (704)         80,402

  Net income                      -       -           -      18,632           -           -          -          18,632

  Sale of common stock in
   connection with public
   offering                   1,500      15      29,336           -           -           -          -          29,351

  Issuance of common stock
   related to acquisition        98       1       2,399           -           -           -          -           2,400

  Sale of common stock through
   warrants and employee stock
   option and purchase plans    170       2       2,043           -           -           -          -           2,045

  Amortization of
   restricted stock to
   compensation expense           -       -           -           -           -           -        352             352

  Unrealized gain on
   investments                    -       -           -           -         863           -          -             863

  Three-for-two stock split   3,330      33         (33)          -           -           -          -               -
                              -----    ----     -------     -------      ------       -----     ------        --------
Balance at
  October 31, 1995           11,758    $118     $75,083     $52,970      $6,471       $(245)    $ (352)       $134,045
                             ======    ====     =======     =======      ======       =====     ======        ========

See accompanying notes to consolidated financial statements.

                   PHOTRONICS, INC. AND SUBSIDIARIES

                  Consolidated Statement of Cash Flows

               Years Ended October 31, 1995, 1994 and 1993

                        (dollars in thousands)





                                                            1995               1994               1993
                                                          -------            -------            -------
Cash flows from operating activities:
Net income                                                $18,632            $10,336            $ 4,908
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization of
   property, plant and equipment                            8,747              7,953              5,538
  Amortization of intangible assets                         1,039                694                102
  Gain on disposition of investments                       (5,110)              (831)                 -
  Deferred income taxes                                      (842)               847                339
  Cumulative effect of change in
   accounting for income taxes                                  -               (237)                 -
  Research and development expense
   from acquisition                                         1,484                  -                  -
  Other                                                       377                403                355
  Changes in assets and liabilities,
   net of effects of acquisitions:
    Accounts receivable                                    (7,639)              (372)            (4,911)
    Inventories                                            (2,922)               437               (292)
    Other current assets                                      199               (533)               374
    Accounts payable and accrued liabilities               20,154              1,738              4,081
    Income taxes payable                                     (567)               567                  -
                                                          -------            -------            -------


Net cash provided by operating activities                  33,552             21,002             10,494
                                                          -------            -------            -------

Cash flows from investing activities:
  Acquisitions of photomask operations                    (10,536)                 -             (5,308)
  Deposits on and purchases of property,
   plant and equipment                                    (35,547)            (6,187)           (10,168)
  Proceeds from sale of property, plant and equipment         118                 23                322
  Net change in short-term investments                    (13,686)               961              3,535
  Proceeds from sale of investments                         5,750                615                  -
  Other                                                       (28)              (292)                25
                                                          -------            -------            -------
Net cash used in investing activities                     (53,929)            (4,880)           (11,594)
                                                          -------            -------           --------

Cash flows from financing activities:
  Repayment of long-term debt                                (467)              (735)              (644)
  Proceeds from issuance of common stock                   31,396              1,479                298
                                                          -------            -------            -------
Net cash provided by (used in) financing activities        30,929                744               (346)
                                                          -------            -------            -------

Net increase (decrease) in cash and cash equivalents       10,552             16,866             (1,446)
Cash and cash equivalents at beginning of year             25,092              8,226              9,672
                                                          -------            -------            -------
Cash and cash equivalents at end of year                  $35,644            $25,092            $ 8,226
                                                          =======            =======            =======






See accompanying notes to consolidated financial statements.

                   PHOTRONICS, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements

              Years ended October 31, 1995, 1994 and 1993

            (dollars in thousands, except per share amounts)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements include the accounts of Photronics, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts in the consolidated financial statements for periods prior to October 31, 1995 have been reclassified to conform to the current presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments
purchased with an original maturity of three months or less.   The carrying
values approximate fair value based on the short maturity of the instruments.

Investments

The Company's debt and equity investments available for sale are carried at fair value. Prior to 1994, such investments were carried at cost. Short-term investments include a diversified portfolio of high quality marketable securities which will be liquidated as needed to meet the Company's current cash requirements. All other investments are classified as non-current assets. Unrealized gains and losses, net of tax, are reported as a separate component of Shareholders' Equity. Gains and losses are included in income when realized, determined based on the disposition of specifically identified investments.

Inventories

Inventories, principally raw materials, are stated at the lower of cost, determined under the first-in, first-out (FIFO) method, or market.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Repairs and maintenance as well as renewals and replacements of a routine nature are charged to operations as incurred, while those which improve or extend the lives of existing assets are capitalized. Upon sale or other disposition, the cost of the asset and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is reflected in income.

For financial reporting purposes, depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 15 to 30 years, machinery and equipment over 3 to 10 years and furniture, fixtures and office equipment over 3 to 5 years. Leasehold improvements are amortized over the life of the lease or the estimated useful life of the improvement, whichever is less. For income tax purposes, depreciation is computed using various accelerated methods and, in some cases, different useful lives than those used for financial reporting.

Intangible Assets

Goodwill represents the excess of cost over fair value of assets acquired and is being amortized on a straight-line basis over fifteen to twenty years. Costs allocated to sales, non-compete and technology agreements arising from business acquisitions and other intangible assets are being amortized on a straight-line basis over the respective agreement periods which range from three to ten years. The future economic benefit of the carrying value of intangible assets is reviewed periodically and any dimunition in useful life or impairment in value based on future anticipated cash flows would be recorded in the period so determined.

Income Taxes

The provision for income taxes is computed on the basis of consolidated financial statement income. Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The Company adopted Statement of Financial Accounting Standards No. 109 (SFAS
109), "Accounting for Income Taxes," effective November 1, 1993. The cumulative effect of adopting SFAS 109 was an increase in income of $237, or $0.02 per share, for fiscal year 1994.

Net Income Per Common Share

Net income per common and common equivalent share is calculated using the weighted average number of common and common equivalent shares outstanding during each year. When dilutive, stock options and stock purchase warrants are included as common equivalent shares using the treasury stock method.

NOTE 2 - INVESTMENTS

Short-term investments consist principally of municipal bonds, commercial paper, and money market and bond funds. The estimated fair value of short-term investments, based upon current yields of like securities, approximates cost, resulting in no significant unrealized gains or losses. Short-term investments at October 31, 1995, mature by their terms, as follows:

     Due within one year                              $ 6,520
     Due after one year, but within three years         3,484
     Due after three years                              6,217
                                                      -------
                                                      $16,221
                                                      =======

Other investments consist of equity securities of publicly traded technology companies. The fair value of such investments is based upon quoted market prices. The Company is a supplier to one of the investee companies. Unrealized gains on investments were determined as follows:

                                       October 31,
                                   ---------------------
                                    1995          1994
                                   -------       -------
          Fair value               $12,329       $11,095
          Cost                       1,075         1,342
                                   -------       -------
                                    11,254         9,753
          Income tax effect          4,783         4,145
                                   -------       -------
          Net unrealized gains     $ 6,471       $ 5,608
                                   =======       =======

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                October 31,
                                            --------------------
                                              1995         1994
                                            -------      -------
Land                                        $ 2,200      $   900
Buildings and improvements                   13,305        5,253
Machinery and equipment                      89,269       59,803
Leasehold improvements                        7,213        4,743
Furniture, fixtures and office equipment        993          924
                                            -------      -------
                                            112,980       71,623
Less accumulated depreciation and
  amortization                              (40,917)     (32,418)
                                            -------      -------
Property, plant and equipment               $72,063      $39,205
                                            =======      =======

NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                   October 31,
                                                ------      ------
                                                 1995        1994
                                                ------      ------
Acquisition indebtedness payable
  December 1, 1998, net of interest
  of $450 imputed at 7.45%                      $1,350       $  -

Industrial development bonds secured by
  equipment, payable in December 1994,
  with interest at 70% of prime rate
  (7.75% at October 31, 1994)                        -        434

Industrial development mortgage note,
  secured by building, with interest at
  6.58%, payable through November 2005             495        528
                                                ------       ----
                                                 1,845        962
Less current portion                                36        467
                                                ------       ----
Long-term debt                                  $1,809       $495
                                                ======       ====

The industrial development bonds were issued through the Connecticut Development Authority and the proceeds were used for the purchase of equipment. Under the terms of the agreements, a portion of the Company's property, plant and equipment was pledged as collateral and the Company was subject to certain financial covenants including maintaining certain financial ratios. The bonds were also guaranteed by a significant shareholder of the Company.

Long-term debt matures as follows: 1997 - $38; 1998 - $41; 1999 - $1,394;
2000 - $46; years after 2000 - $290. The fair value of long-term debt not yet substantively extinguished is estimated based on the current rates offered to the Company and is not significantly different from carrying value.


In March 1995, the Company entered into an unsecured revolving credit facility that provides for borrowings of up to $10 million per year in each of the following three years, subject to a carryover in the second and third year of up to the lesser of $3 million and the amount of borrowing capacity not used in the prior years. The Company is charged a commitment fee on the average unused amount of the available credit and is subject to compliance with and maintenance of certain financial covenants and ratios. At October 31, 1995, the Company had not borrowed any amounts under this agreement.

Cash paid for interest was $38, $75 and $101 in 1995, 1994 and 1993, respectively.


NOTE 5 - SHAREHOLDERS' EQUITY

In January 1995, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a stock dividend payable to shareholders of record as of March 20, 1995. The stock split resulted in the issuance of 3.3 million additional shares of common stock. All applicable share and per share amounts reflected in the financial statements have been restated to reflect the stock split. On March 16, 1995, the shareholders approved an amendment to the Company's Certificate of Incorporation increasing the number of common shares, $0.01 par value, which the Company is authorized to issue from 10 million to 20 million shares.

In connection with a public offering, in April and May 1995, the Company issued 1,500,000 new shares of common stock at a price of $21.00 per share ($19.85 per share after underwriting discounts), 40,000 shares of common stock due to the exercise of stock options at prices ranging from $1.83 to $3.17 per share and 7,500 additional shares of common stock resulting from the exercise of a warrant at $5.24 per share. The proceeds, net of costs of the issue, amounted to $29.6 million.

In June 1995, the Company issued 98,559 shares of common stock in connection with the acquisition of Microphase Laboratories, Inc., and in October 1993, the Company issued 1,590,000 shares of common stock as part of the acquisition price for the assets and operations of Toppan
Printronics (USA), Inc. (see Note 6).

NOTE 6 - ACQUISITIONS

Hoya Micro Mask, Inc.

In December 1994, the Company acquired certain assets held by Hoya Micro Mask, Inc. ("Micro Mask"), an independent photomask manufacturer with manufacturing operations located in Sunnyvale, California. The transaction included the purchase of the land, buildings, inventory and certain assets other than cash and receivables. In addition, significant manufacturing systems owned by Micro Mask were leased by the Company from Micro Mask.
The acquisition was financed through the payment of approximately $10.2 million in cash and the obligation to pay $1.8 million, without interest, four years after the closing. The operating lease of the significant manufacturing systems has a term ranging from 44 to 62 months and includes the right to purchase the systems at fair market value at the end of the lease. The acquisition was accounted for as a purchase and, accordingly, the acquisition price was allocated to property, plant and equipment as well as certain intangible assets based on relative fair value. The excess of purchase price over the fair value of assets acquired is being amortized over 20 years. The consolidated statement of earnings includes the results of Micro Mask's operations from December 1, 1994, the effective date of the acquisition. The consolidated results of the Company's operations on a proforma basis (unaudited) for the year ended October 31, 1994, as though the purchase had been made as of the beginning of the year, would have reflected sales of approximately $106 million and net income of approximately $11 million, or $1.10 per common share.

Microphase Laboratories, Inc.

In June 1995, the Company acquired the manufacturing operations and assets, exclusive of cash and accounts receivable, of Microphase Laboratories, Inc. ("Microphase"), an independent photomask manufacturer located in Colorado Springs, Colorado, in exchange for 98,559 shares of common stock of the Company valued at $2.4 million. The acquisition was accounted for as a purchase. Of the total purchase price, $1.5 million was allocated to Microphase's research and development projects and, accordingly, was charged to research and development expenses. The consolidated statement of earnings includes the results of the Microphase operations beginning June 20, 1995, the effective date of the acquisition. Such results were not material to the Company.

Toppan Printronics (USA), Inc.
In October 1993, the Company acquired the photomask manufacturing operations and assets of Toppan Printronics (USA), Inc. ("TPI") located in Dallas, Texas. The Company financed the acquisition through the issuance of 1,590,000 shares of common stock of the Company valued at $13.4 million and the payment of $4.7 million in cash, and incurred $0.7 million in expenses. Under the terms of the agreement, the Company is required to pay TPI annual commissions of from 1% to 2.5% of sales over $3 million to Texas Instruments Incorporated, over a ten-year period. Such commissions amounted to $0.5 million in 1995 and $0.3 million in 1994. The acquisition was accounted for as a purchase and, accordingly, the acquisition price was allocated to property, plant and equipment as well as certain intangible assets based on relative fair value. The excess of purchase price over the fair value of assets acquired is being amortized over 15 years. The consolidated statement of earnings includes the results of the former TPI operations from October 1, 1993, the effective date of the acquisition.
The consolidated results of the Company's operations on a proforma basis (unaudited) for the year ended October 31, 1993 as though the purchase had been made as of the beginning of the year would have reflected sales of approximately $72.0 million and net income of approximately $6.3 million, or $0.64 per common share.

The proforma results of operations are not necessarily indicative of the actual operating results that would have occurred had the transactions been consummated at the beginning of the year, or of the future combined operating results.

NOTE 7 - INCOME TAXES

The provision for income taxes consists of the following:

                         1995           1994           1993
                        -------         ------         ------
     Current:
        Federal         $10,234         $3,722         $1,877
        State             1,818            633            312
                        -------         ------         ------
                         12,052          4,355          2,189
                        -------         ------         ------
     Deferred:
        Federal            (617)           832            275
        State              (225)            15             64
                        -------         ------         ------
                           (842)           847            339
                        -------         ------         ------
                        $11,210         $5,202         $2,528
                        =======         ======         ======

The provision for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes as a result of the following:

                                      1995       1994       1993
                                     -------     ------     ------
     U.S. Federal income tax at
       statutory rate                $10,445     $5,255     $2,528
     State income taxes, net of
       Federal benefit                 1,035        428        245
     Tax benefits of tax
       exempt income                    (389)      (168)      (141)
     Other, net                          119       (313)      (104)
                                     -------     ------     ------
                                     $11,210     $5,202     $2,528
                                     =======     ======     ======

The Company's net deferred tax liability consists of the following:

                                        October 31,    November 1,
                                            1995           1994
                                         -----------    -----------
Deferred income tax liabilities:
   Property, plant and equipment           $3,761         $3,072
   Investments                              4,783          4,145
   Other                                       31             38
                                           ------         ------
     Total deferred tax liability           8,575          7,255
                                           ------         ------

Deferred income tax assets:
   Reserves not currently deductible        1,528            445
   Other                                      643            203
                                           ------         ------
     Total deferred tax asset               2,171            648
                                           ------         ------
   Net deferred tax liability              $6,404         $6,607
                                           ======         ======

Cash paid for income taxes was $11.6 million, $3.7 million and $2.2 million in 1995, 1994 and 1993, respectively.


NOTE 8 - EMPLOYEE STOCK PURCHASE AND OPTION PLANS

In March 1994, the shareholders approved the adoption of the 1994 Stock Option Plan which includes provisions allowing for the award of qualified and non-qualified stock options and the granting of restricted stock awards. A total of 450,000 shares of common stock may be issued pursuant to options or restricted stock awards granted under the Plan. Restricted stock awards do not require the payment of any cash consideration by the recipient, but shares subject to an award may be forfeited unless conditions specified in the grant are satisfied.

The Company has adopted a series of other stock option plans under which incentive and non-qualified stock options for a total of 1,350,000 shares of the Company's common stock may be granted to employees and directors. All plans provide that the exercise price may not be less than the fair market value of the common stock at the date the options are granted and limit the maximum term of options granted to a range of from five to ten years.

The following table summarizes stock option activity under the plans:

                                  Stock Options    Exercise Prices
                                   -------------    ---------------
Balance at November 1, 1992           856,332        $ 1.83-6.17

     Granted                          155,400          7.50-8.67
     Exercised                        (39,015)         1.83-6.17
     Cancelled                         (8,475)         2.50-6.17
                                      -------
Balance at October 31, 1993           964,242          1.83-8.67

     Granted                          249,150         10.17-14.83
     Exercised                       (166,017)         1.83-8.67
     Cancelled                       (124,613)         6.17-13.42
                                      -------
Balance at October 31, 1994           922,762          1.83-14.83

     Granted                          241,640         18.67-27.38
     Exercised                       (145,274)         1.83-13.42
     Cancelled                        (39,940)         6.17-24.00
                                      -------
Balance at October 31, 1995           979,188        $ 1.83-27.38
                                      =======

At October 31, 1995, 75,762 shares were available for grant and 462,458 shares were exercisable.

In 1994, restricted stock awards representing a total of 78,750 shares were awarded to certain key employees. The market value of the grant amounted to $1.1 million at the date of grant and was charged to "Deferred Compensation on Restricted Stock", a component of Shareholders' Equity. Such amount is amortized as compensation expense over the three-year period during which the shares under these awards are subject to forfeiture. During 1995, 26,250 of these shares were vested.

In 1992, the shareholders approved the Company's adoption of an Employee Stock Purchase Plan (Purchase Plan), under which 300,000 shares of common stock are reserved for issuance. The Purchase Plan enables eligible employees to subscribe, through payroll deductions, to purchase shares of the Company's common stock at a purchase price equal to 85% of the lower of the fair market value on the commencement date of the offering and the last day of the payroll payment period. At October 31, 1995, 62,271 shares had been issued and 33,647 shares were subject to outstanding subscriptions under the Purchase Plan.


NOTE 9 - EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) Savings and Profit-Sharing Plan (the "Plan") which covers all employees who have completed six months of service and are eighteen years of age or older. Under the terms of the Plan, an employee may contribute up to 15% of their compensation which will be matched by the Company at 50% of the employee's contributions which are not in excess of 4% of the employee's compensation. Employee and employer contributions vest fully upon contribution. Employer contributions amounted to $0.5 million, $0.3 million and $0.2 million in 1995, 1994 and 1993, respectively.

The Company maintains a cafeteria plan to provide eligible employees with the option to receive non-taxable medical, dental, disability and life insurance benefits. The cafeteria plan is offered to all active full-time employees and their qualifying dependents. The Company's contribution amounted to $1.4 million in 1995, $1.2 million in 1994 and $0.9 million in 1993.


NOTE 10 - LEASES

The Company leases various real estate and equipment under non-cancelable operating leases. Rental expense under such leases amounted to $4.9 million in 1995, $2.0 million in 1994 and $1.0 million in 1993. Included in such amounts were $0.1 million in each year to affiliated entities, which are owned, in part, by a significant shareholder of the Company.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year amounted to $14.2 million at October 31, 1995, as follows:
           1996.....$3,924           1999...........$1,885
           1997..... 3,756           2000...........   859
           1998..... 3,309           Thereafter.....   509

Included in such future lease payments are amounts to affiliated entities of $0.1 million in each year from 1996 to 2000, and $0.3 million in years thereafter.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company and a significant shareholder have jointly guaranteed a loan totaling approximately $0.6 million as of October 31, 1995, on certain real estate which is being leased by the Company. The Company is subject to certain financial covenants in connection with the guarantee.

As of October 31, 1995, the Company had capital expenditure purchase commitments outstanding of approximately $38.4 million.

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and temporary cash investments. The Company sells its products primarily to manufacturers in the semiconductor and computer industries in North America, Europe and Asia. Sales to customers in California accounted for 37%, 36% and 50% of the Company's total net sales in 1995, 1994 and 1993, respectively. Foreign and export sales accounted for approximately 11% of sales in 1995, 13% in 1994 and 8% in 1993. The Company's largest single customer represented approximately 32% of total net sales in 1995, 36% in 1994 and 10% in 1993. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Historically, the Company has not incurred any significant credit related losses.


NOTE 12 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data:

                      First      Second    Third    Fourth      Year
                     -------    -------   -------   -------   --------
1995:
 Net sales           $26,176    $30,037   $32,854   $36,232   $125,299
 Gross profit          9,759     11,615    12,839    14,403     48,616
 Net income          $ 3,267    $ 3,820   $ 6,460   $ 5,085   $ 18,632
 Net income
  per share(b)       $  0.32    $  0.36   $  0.54   $  0.42   $   1.66

1994:
 Net sales           $18,857    $18,641   $21,313   $21,885    $80,696
 Gross profit          6,332      6,464     8,217     8,479     29,492
 Net income          $ 2,274(a) $ 2,110   $ 2,765   $ 3,187    $10,336(a)
 Net income
  per share(b)       $  0.23(a) $  0.21   $  0.27   $  0.31    $  1.03(a)

-----
(a) Includes $237 ($0.02 per share) resulting from the cumulative effect of adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

(b) Quarterly per share data may not equal the annual amounts due to changes in weighted average shares and share equivalents outstanding.
-----


NOTE 13 - SUBSEQUENT EVENT

On January 24, 1996, the Company acquired the photomask manufacturing operations and assets of Plessey Semiconductors Limited (Plessey) located in Oldham, United Kingdom, for approximately $5.0 million in cash. In connection with the transaction, the Company leased back the facilities from Plessey previously utilized by them for the manufacture of photomasks. It is the Company's intention to relocate the operation to an independent facility in the Manchester, UK, area in approximately one year. The acquisition will be accounted for as a purchase and, accordingly, the acquisition price will be allocated to property and equipment based on relative fair value. The results of the Plessey acquisition are not expected to be material to the Company.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements on any accounting and financial disclosure matters between the Company and its independent certified public accountants for which a Form 8-K was required to be filed during the 24 months ended October 31, 1995 or for the period from October 31, 1995 to the date hereof.

                                PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information as to Directors required by Item 401 and 405 of Regulation S-K is incorporated by reference to the Company's definitive proxy statement (the "Definitive Proxy Statement") which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K. The information as to Executive Officers is included in Part I, Item 1a of this report, "Executive Officers".


ITEM 11.   EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K is incorporated by reference to the Definitive Proxy Statement.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     The information required by Item 403 of Regulation S-K is incorporated by reference to the Definitive Proxy Statement.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 404 of Regulation S-K is incorporated by reference to the Definitive Proxy Statement.


                                PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K

(A)  The following documents are filed as part of this report:


     1)   Financial Statements:

          Independent Auditors' Report

          Consolidated Balance Sheet at October 31, 1995 and 1994

          Consolidated Statement of Earnings for the years ended October 31, 1995, 1994 and 1993

          Consolidated Statement of Shareholders' Equity for the years ended October 31, 1995, 1994 and 1993

          Consolidated Statement of Cash Flows for the years ended October 31, 1995, 1994 and 1993

          Notes to Consolidated Financial Statements


     2)   Financial Statement Schedules:

          Schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.


     3)   Exhibits:  See Table of Exhibits, page 36.



(B)  Reports on Form 8-K

     No report on Form 8-K was filed by the Company during the fourth quarter of the Company's fiscal year ended October 31, 1995.

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          PHOTRONICS, INC.
            (Registrant)



By:___CONSTANTINE S. MACRICOSTAS___           ___January 25, 1996___
      Constantine S. Macricostas
      Chairman of the Board,
      Chief Executive Officer
      and Director




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By:___CONSTANTINE S. MACRICOSTAS___           ___January 25, 1996___
      Constantine S. Macricostas
      Chairman of the Board,
      Chief Executive Officer
      and Director




By:___MICHAEL J. YOMAZZO___                   ___January 25, 1996___
      Michael J. Yomazzo
      President and Director




By:___ROBERT J. BOLLO___                      ___January 25, 1996___
      Robert J. Bollo
      Vice President/Finance
      Chief Financial Officer

By:___WALTER M. FIEDEROWICZ___                 ___January 25, 1996___
      Walter M. Fiederowicz
      Director




By:___JOSEPH A. FIORITA, JR.___                ___January 25, 1996___
      Joseph A. Fiorita, Jr.
      Director




By:___MASAHIRO FUJII___                        ___January 16, 1996___
      Masahiro Fujii
      Director























95\10-K.1/p

                           TABLE OF EXHIBITS




 3.1  Certificate of Incorporation. (1)

 3.2  By-Laws, as amended. (1)

 3.3  Amendment to Certificate of Incorporation, dated March 16,
      1990. (4)

 3.4  Amendment to Certificate of Incorporation, dated March 16,
      1995. (13)

 4.1  Form of Stock Certificate. (1)

10.1 Loan Agreement, dated August 10, 1984, among the Company, Fairfield Associates, and the Connecticut Development Authority. (1)

10.2 Indenture of Trust, dated August 10, 1984, between the Connecticut Development Authority and Citytrust. (1)

10.3 Security Agreement, dated August 10, 1984, between the Company and the Connecticut Development Authority, with assignment to Citytrust, as Trustee. (1)

10.4 Lease Agreement, dated August 10, 1984, between the Company and Fairfield Associates. (1)

10.5 Guaranty Agreement, dated August 10, 1984, by the Company and Constantine Macricostas to Citytrust, as Trustee. (1)

10.6 Assumption Agreement between the Company, MC2 and the Connecticut Development Authority, dated October 15, 1992, and related Note, Mortgage and Collateral Assignment of Leases and amendments thereto. (7)

10.7 Assumption Agreement, Third Amendment to Loan Agreement and Amendment to Guaranty Photronic Labs Incorporated Project - 1984 Series, dated August 28, 1992, by and among Photronics California, Inc., Photronics Financial Services, Inc., Photronics Investment Services, Inc., Photronics Texas, Inc., the Company, Constantine Macricostas, the Connecticut Development Authority, The Chase Manhattan Bank of Connecticut, N.A. and Fairfield Associates. (7)

10.8  The Company's 1986 Amended and Restated Incentive Stock Option
      Plan. (2) +

10.9 Amendment #1 to the Company's 1986 Amended and Restated Incentive Stock Option Plan. (4) +

10.10 The Company's 1986 Non-Qualified Stock Option Plan, as amended.
      (3) +

10.11 The Company's 1988 Non-Qualified Stock Option Plan. (11) +


10.12 Amendment #1 to the Company's 1988 Non-Qualified Stock Option Plan.
      (4) +

10.13 Lease, dated January 30, 1987, between the Company and Geomax. (1)

10.14 Addendums to Lease dated January 30, 1987, between the Company and Geomax. (11)

10.15 Lease, dated June 30, 1988, and addendums thereto between the Company and Geomax. (11)

10.16 Lease, dated May 8, 1992, between the Company and Geomax. (8)

10.17 Amendment to Security Agreements, dated October 31, 1988, by and among the Company, Citytrust, Constantine S. Macricostas and Mayo Associates. (11)

10.18 Amendment to Loan Agreements between the Company and the Connecticut Development Authority, dated as of June 8, 1990. (4)

10.19 Second Amendment to Loan Agreement dated as of December 20, 1991 by and among the Company, the Connecticut Development Authority and The Chase Manhattan Bank of Connecticut, N.A. (5).

10.20 Form of severance agreement between the Company and each of Messrs. Macricostas, Yomazzo and Moonan. (11) +

10.21 Lease dated as of November 1, 1989 between the Company, MC3, Inc. and Alpha-Omega Associates. (11)
10.22 Consulting Agreement, dated June 1, 1992, between Joseph Fiorita and the Company. (7) +

10.23 The Company's 1992 Stock Option Plan. (6) +

10.24 The Company's 1992 Employee Stock Purchase Plan. (6)

10.25 The Company's 1994 Employee Stock Option Plan. (9) +

10.26 Overall Agreement for Strategic Alliance, dated September 13, 1993, by an among Toppan Printing Co., Ltd. ("Toppan"), Toppan
      Printronics (USA), Inc. ("TPI") and Toppan Electronics (USA), Inc. ("TEI") and the Company. (8)

10.27 Asset Purchase Agreement, dated September 13, 1993, by and among the Company, Toppan and TPI. (8)

10.28 Stock Purchase Agreement, dated September 13, 1993, by and between the Company and Toppan. (8)

10.29 Technology Transfer Agreement, dated October 1, 1993, by and among the Company, Toppan and TPI. (8)

10.30 Purchase Agreement by and among Toppan, TPI and Texas Instruments Incorporated ("TI"), dated March 31, 1990, amendments thereto and related assignment to the Company dated October 1, 1993. (8)

10.31 Asset Purchase Agreement, dated October 26, 1994, by and among the Company, Hoya Micro Mask, Inc. ("Micro Mask") and Hoya Corporation USA ("Hoya"). (10)

10.32 Equipment Lease Agreement, dated December 1, 1994, by and between the Company and Micro Mask. (10)

10.33 Agreement of Sale and Purchase, dated October 26, 1994, by and between Photronics California, Inc. and Micro Mask. (10)

10.34 Continuing Guaranty of the Company, dated December 1, 1994. (10)

10.35 Continuing Guaranty of Hoya, dated December 1, 1994. (10)

10.36 Form of Agreement regarding Life Insurance between the Company and each of Messrs Macricostas, Yomazzo and Moonan. (12) +

10.37 Revolving Credit and Term Loan Agreement between the Company and Chemical Bank, dated as of March 1, 1995. (13)

21    List of Subsidiaries. *

23    Consent of Deloitte & Touche LLP. *
____________________
 *   Filed herewith.

 +   Represents a management contract or compensatory plan or
     arrangement required to be filed as an exhibit to this form pursuant to item 14(c) of this report.
--------------------

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1, File Number 33-11694, which was declared effective by the Commission on March 10, 1987, and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement on Form S-8, File Number 33-17405, which was declared effective on October 13, 1987, and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Registration Statement on Form S-8, File Number 33-17530, which was declared effective on October 19, 1987, and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Registration Statement on Form S-2, File Number 33-34772 which was declared effective by the Commission on June 22, 1990, and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991 and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Registration Statement on Form S-8, File Number 33-47446, which was filed on April 24, 1992, and incorporated herein by reference.

(7) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Current Report on Form 8-K, dated October 8, 1993, and incorporated herein by reference.

(9) Filed as an exhibit to the Company's Registration Statement on Form S-8, File Number 33-78102, which was filed on April 22, 1994, and incorporated herein by reference.

(10) Filed as an exhibit to the Company's Current Report on Form 8-K, dated December 6, 1994, and incorporated herein by reference.

(11) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993, and incorporated herein by reference.

(12) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1995, and incorporated herein by reference.

(13) Filed as an exhibit to the Company's Current Report on Form 8-K, dated March 24, 1995, and incorporated herein by reference.

                           INDEX TO EXHIBITS





                                                            PAGE
                                                            ----

21       List of Subsidiaries................................41




23       Consent of Deloitte & Touche LLP....................42