Form 10-Q
period 1996-01-31
PHOTRONICS INC
filed 1996-03-13
CIK 810136

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ....January 31, 1996....

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


          Class                     Outstanding at January 31, 1996
Common Stock, $.01 par value               11,631,604 Shares
                        PHOTRONICS, INC.
                        AND SUBSIDIARIES


                              INDEX



                                                             Page

PART I.   FINANCIAL INFORMATION


     Item 1.   Financial Statements


               Condensed Consolidated Balance Sheet
               at January 31, 1996 (unaudited) and
               October 31, 1995                               3-4


               Condensed Consolidated Statement of
               Earnings for the Three Months Ended
               January 31, 1996 and 1995 (unaudited)           5


               Condensed Consolidated Statement of
               Cash Flows for the Three Months Ended
               January 31, 1996 and 1995 (unaudited)           6


               Notes to Condensed Consolidated
               Financial Statements (unaudited)                7


     Item 2.   Management's Discussion and Analysis
               of Results of Operations and
               Financial Condition                            8-10




PART II.  OTHER INFORMATION


     Item 6.   Exhibits and Reports on Form 8-K               11

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                    PHOTRONICS, INC. AND SUBSIDIARIES

                   Condensed Consolidated Balance Sheet

                         (dollars in thousands)

                                 ASSETS


                                             January 31,    October 31,
                                                1996           1995
                                             -----------    -----------
                                             (Unaudited)
Current assets:
  Cash, cash equivalents and
   short-term investments                     $ 44,041       $ 51,865

  Accounts receivable (less allowance
    for doubtful accounts of $195 in
    1996 and 1995)                              17,566         17,857

  Inventories                                    6,446          6,357

  Other current assets                           3,704          3,380
                                              --------       --------
     Total current assets                       71,757         79,459

Property, plant and equipment
 (less accumulated depreciation of
 $43,524 in 1996 and $40,917 in 1995)           83,797         72,063

Intangible assets (less accumulated
  amortization of $2,422 in 1996
  and $2,156 in 1995)                           10,023         10,289

Investments and other assets                    13,863         12,407
                                              --------       --------
                                              $179,440       $174,218
                                              ========       ========




See accompanying notes to consolidated financial statements.

              PHOTRONICS, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheet
             (dollars in thousands, except per share amounts)
                  LIABILITIES AND SHAREHOLDERS' EQUITY


                                             January 31,    October 31,
                                                 1996          1995
                                             -----------    -----------
                                             (Unaudited)
Current liabilities:
  Current portion of long-term debt           $     36       $     36
  Accounts payable                              18,732         17,850
  Accrued salaries and wages                     3,667          5,810
  Other accrued liabilities                      4,391          6,110
  Income taxes payable                           1,278              -
                                              --------       --------
     Total current liabilities                  28,104         29,806

Long-term debt                                   1,800          1,809
Deferred income taxes and other liabilities      9,198          8,558
                                              --------       --------
     Total liabilities                          39,102         40,173
                                              --------       --------

Commitments and contingencies                        -              -
Shareholders' equity:
  Preferred stock, $0.01 par value,
   2,000,000 shares authorized,
   none issued and outstanding                       -              -

  Common stock, $0.01 par value,
   20,000,000 shares authorized,
   11,768,104 shares issued in 1996
   and 11,758,292 shares in 1995                   118            118

  Additional paid-in capital                    75,869         75,083
  Retained earnings                             57,621         52,970
  Unrealized gains on investments                7,239          6,471
  Treasury stock, 136,500 shares at cost          (245)          (245)

  Deferred compensation on restricted stock       (264)          (352)
                                              --------       --------
     Total shareholders' equity                140,338        134,045
                                              --------       --------
                                              $179,440       $174,218
                                              ========       ========


See accompanying notes to consolidated financial statements.

              PHOTRONICS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statement of Earnings

                (in thousands, except per share amounts)
                               (Unaudited)




                                                 Three Months Ended
                                                     January 31,
                                              -----------------------
                                                1996            1995
                                              -------         -------
Net sales                                     $34,668         $26,176


Costs and expenses:
  Cost of sales                                21,252          16,417
  Selling, general and administrative           4,585           3,543
  Research and development                      1,825           1,348
                                              -------         -------

    Operating income                            7,006           4,868


Interest and other income, net                    545             334
                                              -------         -------

    Income before income taxes                  7,551           5,202


Provision for income taxes                      2,900           1,935
                                              -------         -------

Net income                                    $ 4,651         $ 3,267
                                              =======         =======


Net income per common share                     $0.39           $0.32
                                                =====           =====

Weighted average number of
  common shares outstanding                    12,058          10,256
                                               ======          ======







See accompanying notes to consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statement of Cash Flows
                              (in thousands)
                               (Unaudited)

                                                       Three Months Ended
                                                          January 31,
                                                      --------------------
                                                        1996         1995
                                                      -------      -------
Cash flows from operating activities:
  Net income                                          $ 4,651      $ 3,267

  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                       2,835        2,303
    Other                                                 133         (184)
    Changes in assets and liabilities, net of
     effects of acquisitions:
    Accounts receivable                                   291       (5,071)
    Inventories                                            34         (156)
    Other current assets                                 (318)        (141)
    Accounts payable and accrued liabilities           (2,980)       1,882
    Income taxes payable                                1,278        1,371
                                                      -------      -------
Net cash provided by operating activities               5,924        3,271
                                                      -------      -------
Cash flows from investing activities:
  Acquisition of assets of photomask operations        (4,900)      (7,400)
  Deposits on and purchases of property,
    plant and equipment                                (9,629)      (1,964)
  Net change in short-term investments                 11,026       (1,713)
  Proceeds from sale of investments                         -          410
  Other                                                     4           (7)
                                                      -------      -------
Net cash used in investing activities                  (3,499)     (10,674)
                                                      -------      -------
Cash flows from financing activities:
  Repayment of long-term debt                              (9)        (442)
  Proceeds from and tax effects of
  exercise of stock options                               786          114
                                                      -------      -------
Net cash provided by (used in) financing activities       777         (328)
                                                      -------      -------
Net decrease in cash and cash equivalents               3,202       (7,731)
Cash and cash equivalents at beginning of period       35,644       25,092
                                                      -------      -------
Cash and cash equivalents at end of period            $38,846      $17,361
                                                      =======      =======
Cash paid during the period for:
    Interest                                             $  8         $ 13
    Income taxes                                         $665         $567

See accompanying notes to consolidated financial statements.

                PHOTRONICS, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements

               Three Months Ended January 31, 1996
                           (Unaudited)



NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three-month periods ended January 31, 1996 and 1995. Interim financial data presented herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the consolidated financial statements and footnotes as of October 31, 1995, which give a complete discussion of these matters.



NOTE 2 - ACQUISITION OF PHOTOMASK OPERATIONS OF
         PLESSEY SEMICONDUCTOR LIMITED

On January 24, 1996, the Company acquired the photomask manufacturing operations and assets of Plessey Semiconductors Limited ("Plessey"), located in Oldham, United Kingdom, for $4.9 million in cash. In connection with the transaction, the Company leased the facilities from Plessey previously utilized by them for the manufacture of photomasks.
It is the Company's intention to relocate the operation to an independent facility in the Manchester, UK, area in approximately one year. The acquisition was accounted for as a purchase and, accordingly, the acquisition price was allocated to property and equipment based on relative fair value. The results of the Plessey operations are not material to the Company.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Material Changes in Results of Operations
Three Months ended January 31, 1996 versus January 31, 1995

     A significant portion of the material changes in the Company's results of operations for the three months ended January 31, 1996, as compared to the same period last year is attributable to its recent acquisitions. The Company acquired the photomask manufacturing operations and assets of Hoya Micro Mask, Inc. in Sunnyvale, California, and Microphase Laboratories, Inc. ("Microphase") in Colorado Springs, Colorado, on December 1, 1994 and on June 20, 1995, respectively. Further, on January 24, 1996, the Company acquired the photomask manufacturing operations and assets of Plessey Semiconductors Limited ("Plessey") located in Oldham, United Kingdom. The financial results of the new United Kingdom facility did not have a material effect on the Company's first quarter results of operations or financial position.

     Net sales for the three months ended January 31, 1996, increased 32.4% to $34.7 million compared with $26.2 million in the same period in the prior fiscal year. A portion of this increase is attributable to the inclusion of a full quarter's sales by the Company's new Sunnyvale and Colorado facilities. However, the majority of the growth resulted from increased shipments to customers from existing facilities due to greater manufacturing capacity, resulting from the implementation of the Company's capacity expansion program, as well as stronger demand generally.

     Cost of sales for the three months ended January 31, 1996, increased 29.5% to $21.3 million compared with $16.4 million for the same period in the prior fiscal year. This increase resulted principally from increases in sales volume, including those resulting from the Company's recent acquisitions. To meet the increased production demands, the Company has increased its staffing levels and manufacturing capacity, resulting in increased labor and benefits costs and equipment-related costs, including depreciation and rental expense. These increases were offset slightly by a decrease in employee incentive compensation expense. As a percentage of net sales, cost of sales decreased to 61.3% for the three months ended January 31, 1996, as compared with 62.7% in the corresponding period last year. The improvement primarily was due to the higher capacity utilization and greater operating efficiencies afforded by sales volume increases. Demand for more complex photomasks continues to increase, resulting in a more favorable product mix during the current period. The Company anticipates that its fixed operating costs will increase in connection with its continuing capacity expansion. However, the Company expects to match these higher costs with continued increases in revenues.

     Selling, general and administrative expenses increased 29.4% to $4.6 million for the three months ended January 31, 1996, compared with $3.5 million for the same period in the prior fiscal year. The increase was due largely to the inclusion of a full quarter of expenses for the Company's recently acquired Sunnyvale and Colorado operations and existing facility expansions. In addition, staffing levels were increased to accommodate the Company's business expansion, resulting in increased wages and associated benefits costs. These increases were partially offset by a decrease in employee incentive compensation expense. As a percentage of net sales, selling, general and administrative expenses decreased to 13.2% for the three months ended January 31, 1996, compared with 13.5% for the same period last year.

     Research and development expenses for the three months ended January 31, 1996, increased 35.4% to $1.8 million compared with $1.3 million for the same period in the prior fiscal year. This increase reflects the expansion of the Company's research and development organization and an increase in its development efforts that have focused on new high-end, more complex photomasks such as phase shift, optical proximity correction and deep ultra-violet technologies. As a percentage of net sales, research and development expenses increased slightly to 5.3% for the three months ended January 31, 1996, compared with 5.1% in the corresponding prior fiscal year period.

     Interest and other income, net, for the three months ended January 31, 1996, increased to $545,000 compared with $334,000 for the same period in the prior fiscal year principally due to increases in interest income resulting from higher levels of funds available for investment. There was a net decrease in other income of $112,000 compared with the same period in the prior year primarily due to net gains on the disposition of investments during the three months ended January 31, 1995.

     For the three months ended January 31, 1996, the Company provided Federal and state income taxes at an estimated combined effective annual tax rate of 38.4% as compared with 37.2% in the same period for the prior fiscal year. The increase in the Company's estimated tax rate primarily is the result of a larger portion of income being subject to the 35% incremental Federal income tax rate and a decrease in estimated tax-exempt investment income for the current fiscal year.

     Net income for the three months ended January 31, 1996, increased 42.4% to $4.7 million, or $0.39 per share, compared with $3.3 million, or $0.32 per share, for the corresponding prior year period. The weighted average number of common shares outstanding increased to 12.1 million for the three months ended January 31, 1996, from 10.3 million for the same period last year principally as a result of the public offering of 1.5 million shares in April and May 1995 and the issuance of approximately 100,000 shares in connection with the Microphase acquisition in June 1995. All share and earnings per share amounts have been adjusted for a three-for-two stock split effected in March 1995.

Liquidity and Capital Resources

     The Company's cash, cash equivalents and short-term investments decreased $7.8 million during the three months ended January 31, 1996, largely as a result of funding $9.6 million of capital expenditures for equipment and construction in progress in connection with the Company's expansion of manufacturing capacity and $4.9 million for the acquisition of the photomask manufacturing operations and assets of Plessey. Offsetting these decreases were cash provided by operating activities totaling $5.9 million, and sales of stock under employee stock option plans provided additional cash of $786,000.

     Accounts receivable and inventory balances at January 31, 1996, did not significantly change, fluctuating less than 2% from October 31, 1995. Other current assets increased to $3.7 million at January 31, 1996, from $3.4 million at October 31, 1995, primarily due to annual insurance and other prepayments made during the three months ended January 31, 1996.

     Property, plant and equipment increased to $83.8 million at January 31, 1996, from $72.1 million at October 31, 1995, as a result of deposits on and purchases of equipment and construction in progress on the new Allen, Texas, and Singapore plants totaling $9.6 million, together with $4.7 million of fixed assets acquired in connection with the Plessey acquisition. These increases were offset by normal depreciation expense totaling $2.6 million. Intangible assets decreased to $10.0 million at January 31, 1996, from $10.3 million at October 31, 1995, due to normal amortization expense.

     Investments and other assets increased to $13.9 million at January 31, 1996, from $12.4 million at October 31, 1995, principally due to additional unrealized gains recorded as a result of the net increase in the fair values of the Company's investments during the period.

     Accounts payable increased to $18.7 million at January 31, 1996, from $17.9 million at October 31, 1995, principally due to increased payables related to recent major equipment purchases. Accrued salaries and wages decreased to $3.7 million at January 31, 1996, from $5.8 million at October 31, 1995, largely as a result of payments of fiscal 1995 incentive compensation during the current period. Other accrued liabilities decreased to $4.4 million at January 31, 1996, from $6.1 million at October 31, 1995. This decrease was primarily due to the payment, in fiscal 1996, of certain fiscal 1995 annual expenses and a lower sales and use tax liability, resulting from timing differences in settlement of the scheduled quarterly payments.

     There was no significant change in long-term debt balances during the period. Deferred income taxes increased to $8.9 million at January 31, 1996, from $8.3 million at October 31, 1995, principally due to amounts provided on unrealized gains on investments.

     The Company's commitments represent investments in additional manufacturing capacity as well as advanced equipment for research and development of the next generation of high-end, more complex photomasks. At January 31, 1996, the Company had commitments outstanding for capital expenditures of approximately $61.5 million. Included in such commitments were $4.5 million related to the construction in progress of the Company's new facility in Allen, Texas, and $8.5 million for equipment and clean room construction at the Company's new Singapore operations. Additional commitments for these new facilities and other operating locations are expected to be incurred in fiscal 1996.

     The Company will use its working capital, bank credit lines and leasing arrangements to finance its capital expenditures. The Company believes that its currently available resources, together with its capacity for substantial growth and its accessibility to other debt and equity financing sources, are sufficient to satisfy its cash requirements for the foreseeable future.

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

                                   PHOTRONICS, INC.
                                     (Registrant)

                           By:______ROBERT J. BOLLO___________
                                    Robert J. Bollo
                                 Vice President/Finance
                              (Duly Authorized Officer and
                               Principal Financial Officer)



Date: March 12, 1996


FORMS\10Q196/p