Form 10-Q
period 1996-04-30
PHOTRONICS INC
filed 1996-06-13
CIK 810136

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ......April 30, 1996......

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

 ...............................................................
      (Former name, former address and former fiscal year,
                 if changed since last report)


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



          Class                      Outstanding at April 30, 1996
Common Stock, $.01 par value              11,752,397 Shares

                        PHOTRONICS, INC.
                        AND SUBSIDIARIES


                              INDEX



                                                             Page

PART I.   FINANCIAL INFORMATION


  Item 1.   Financial Statements


       Condensed Consolidated Balance Sheet at April 30
         1996 (unaudited) and October 31, 1995                3-4


       Condensed Consolidated Statement of Earnings
         for the three and six months ended April 30,
         1996 and 1995 (unaudited)                             5


       Condensed Consolidated Statement of Cash Flows
         for the six months ended April 30,
         1996 and 1995 (unaudited)                             6


       Notes to Condensed Consolidated Financial
         Statements (unaudited)                                7


  Item 2.   Management's Discussion and Analysis
              of Results of Operations and
              Financial Condition                             8-10




PART II.  OTHER INFORMATION


  Item 4.   Submission of Matters to a Vote
              of Security Holders                              11

  Item 6.   Exhibits and Reports on Form 8-K                   11

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                    PHOTRONICS, INC. AND SUBSIDIARIES

                   Condensed Consolidated Balance Sheet

                         (dollars in thousands)

                                 ASSETS


                                              April 30,     October 31,
                                                1996           1995
                                             -----------    -----------
                                             (Unaudited)
Current assets:
  Cash, cash equivalents and
    short-term investments                    $ 32,885       $ 51,865

  Accounts receivable (less allowance
    for doubtful accounts of $195 in
    1996 and 1995)                              23,443         17,857

  Inventories                                    7,715          6,357

  Other current assets                           5,089          3,380
                                              --------       --------

     Total current assets                       69,132         79,459


Property, plant and equipment (less
 accumulated depreciation of $46,370
 in 1996 and $40,917 in 1995)                   93,332         72,063

Intangible assets (less accumulated
  amortization of $2,684 in 1996
  and $2,156 in 1995)                            9,789         10,289

Investments and other assets                    16,681         12,407
                                              --------       --------

                                              $188,934       $174,218
                                              ========       ========

See accompanying notes to consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheet
             (dollars in thousands, except per share amounts)
                  LIABILITIES AND SHAREHOLDERS' EQUITY


                                              April 30,     October 31,
                                                 1996          1995
                                             -----------    -----------
                                             (Unaudited)
Current liabilities:
  Current portion of long-term debt           $     37       $     36
  Accounts payable                              17,073         17,850
  Accrued liabilities                           10,544         11,920
                                              --------       --------
     Total current liabilities                  27,654         29,806

Long-term debt                                   1,790          1,809
Deferred income taxes and other liabilities     12,087          8,558
                                              --------       --------
     Total liabilities                          41,531         40,173
                                              --------       --------

Commitments and contingencies                       -               -

Shareholders' equity:
  Preferred stock, $0.01 par value,
   2,000,000 shares authorized,
   none issued and outstanding                      -               -

  Common stock, $0.01 par value,
   20,000,000 shares authorized,
   11,888,897 shares issued in 1996
   and 11,758,292 shares issued in 1995           119             118

  Additional paid-in capital                   76,340          75,083
  Retained earnings                            62,888          52,970
  Unrealized gains on investments               8,871           6,471
  Other                                          (815)           (597)
                                             --------       ---------
     Total shareholders' equity               147,403         134,045
                                             --------        --------
                                             $188,934        $174,218
                                             ========        ========






See accompanying notes to consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES

               Condensed Consolidated Statement of Earnings

                 (in thousands, except per share amounts)
                               (Unaudited)


                                     Three Months Ended    Six Months Ended
                                         April 30,            April 30,
                                     ------------------    ----------------
                                       1996      1995       1996     1995
                                     --------  --------    -------  -------
Net sales                             $40,514   $30,037    $75,182  $56,213


Costs and expenses:
 Cost of sales                         24,811    18,422     46,063   34,839
 Selling, general and administrative    5,447     4,104     10,032    7,647
 Research and development               2,123     1,595      3,948    2,943

                                      -------   -------    -------  -------

Operating income                        8,133     5,916     15,139   10,784


Interest and other income, net            334       179        879      513

                                      -------   -------    -------  -------

Income before income taxes              8,467     6,095     16,018   11,297


Provision for income taxes              3,200     2,275      6,100    4,210

                                      -------   -------    -------  -------

Net income                            $ 5,267   $ 3,820    $ 9,918  $ 7,087
                                      =======   =======    =======  =======



Net income per common share             $0.44     $0.36      $0.82    $0.68
                                        =====     =====      =====    =====



Weighted average number of
 common shares outstanding             12,048    10,513     12,053   10,385
                                       ======    ======     ======   ======





See accompanying notes to consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statement of Cash Flows
                             (in thousands)
                               (Unaudited)

                                                        Six Months Ended
                                                           April 30,
                                                      --------------------
                                                        1996         1995
                                                      -------      -------
Cash flows from operating activities:
  Net income                                          $ 9,918      $ 7,087
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                       5,981        4,630
    Other                                                 999         (168)
    Changes in assets and liabilities, net of
     effects of acquisitions:
      Accounts receivable                              (5,586)      (5,852)
      Inventories                                        (977)        (104)
      Other current assets                             (2,439)          47
      Accounts payable and accrued liabilities         (2,154)       6,203
                                                      -------      -------
      Net cash provided by operating activities         5,742       11,843
                                                      -------      -------

Cash flows from investing activities:
  Acquisition of assets of photomask operations        (8,482)      (7,400)
  Deposits on and purchases of property,
   plant and equipment                                (18,621)     (10,137)
  Net change in short-term investments                 12,196       (5,498)
  Other                                                 1,143          240
                                                      -------      -------
      Net cash used in investing activities           (13,764)     (22,795)
                                                      -------      -------

Cash flows from financing activities:
  Repayment of long-term debt                             (19)        (451)
  Net proceeds from issuance of common stock            1,257       25,908
                                                      -------      -------
      Net cash provided by financing activities         1,238       25,457
                                                      -------      -------

Net increase (decrease) in cash and
 cash equivalents                                      (6,784)      14,505
Cash and cash equivalents at beginning of period       35,644       25,092
                                                      -------      -------
Cash and cash equivalents at end of period            $28,860      $39,597
                                                      =======      =======

Cash paid during the period for:
    Interest                                              $16          $21
    Income taxes                                       $6,299       $4,490


See accompanying notes to consolidated financial statements.

                PHOTRONICS, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements

            Three and Six Months Ended April 30, 1996
                          (Unaudited)



NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and six-month periods ended April 30, 1996 and 1995. Interim financial data presented herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the consolidated financial statements and footnotes as of October 31, 1995, which give a complete discussion of these matters.



NOTE 2 - ACQUISITION OF PHOTOMASK OPERATIONS

On January 24, 1996, the Company acquired the photomask manufacturing operations and assets of Plessey Semiconductors Limited ("Plessey"), located in Oldham, United Kingdom, for $4.9 million in cash. In connection with the transaction, the Company leased the facilities from Plessey previously utilized by them for the manufacture of photomasks. It is the Company's intention to relocate the operation to an independent facility in the Manchester, UK, area in approximately one year. The acquisition was accounted for as a purchase and, accordingly, the acquisition price was allocated to property and equipment based on relative fair value. The results of the acquired operations were not material to the Company for the periods presented.

On April 1, 1996, the Company, through its majority-owned subsidiary, acquired the photomask manufacturing operations and assets of the Litomask Division ("Litomask") of Centre Suisse d'Electronique et de Microtechnique S.A. ("CSEM") located in Neuchatel, Switzerland for $3.4 million in cash. CSEM holds the remaining interest in this subsidiary and the Company has an option to acquire CSEM's interest within a two-year period. In connection with the transaction, the Company leased the facilities and retained certain services from CSEM previously utilized by Litomask. The acquisition was accounted for as a purchase and, accordingly, the acquisition price was allocated to property and equipment based on relative fair value. The results of the acquired operations were not material to the Company for the periods presented.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Material Changes in Results of Operations
Three and Six Months Ended April 30, 1996 versus April 30, 1995

     A significant portion of the material changes in each category of the Company's results of operations for the three and six months ended April 30, 1996, as compared to the same periods in the prior fiscal year are attributable to recent acquisitions. On January 24, 1996, the Company acquired the photomask manufacturing operations and assets of Plessey Semiconductors Limited ("Plessey") located in Oldham, United Kingdom. On April 1, 1996, the Company acquired the Litomask Division of Centre Suisse d'Electronique et de Microtechnique S.A. ("Litomask") located in Neuchatel, Switzerland. See Note 2 to the Condensed Consolidated Financial Statements. The Company acquired the photomask manufacturing operations and assets of Hoya Micro Mask, Inc. in Sunnyvale, California, and Microphase Laboratories, Inc. ("Microphase") in Colorado Springs, Colorado, on December 1, 1994 and on June 20, 1995, respectively.

     Net sales for the three and six months ended April 30, 1996, increased 34.9% to $40.5 million and 33.7% to $75.2 million, respectively, compared to $30.0 million and $56.2 million for the same periods in the prior fiscal year. The majority of the growth was from increased shipments to customers from existing facilities due to greater manufacturing capacity as the Company executed its capacity expansion program, and increased sales from the Company's wholly-owned subsidiary, Beta Squared, Inc. ("Beta Squared"). In addition, a portion of the increase in each period is attributable to the European and Colorado acquisitions and, for the six-month period, the inclusion of a full six months of sales for the Company's Sunnyvale facility.

     Cost of sales for the three and six months ended April 30, 1996, increased 34.7% to $24.8 million and 32.2% to $46.1 million, respectively, compared to $18.4 million and $34.8 million for the same periods in the prior fiscal year. These increases resulted principally from increases in sales volume, including those from the Company's recent acquisitions. To meet the increased production demands, the Company has increased its staffing levels and manufacturing capacity, which increased, among other things, labor and benefits costs and depreciation expense. As a percentage of net sales, cost of sales decreased slightly to 61.2% and 61.3% for the three and six months ended April 30, 1996, as compared with 61.3% and 62.0% in the corresponding periods last year. Improvements from higher capacity utilization of the Company's installed equipment base and greater operating efficiencies afforded by sales volume increases were largely offset by the absorption of costs of new manufacturing capacity and lower margins generally at recently acquired operations. Demand for more complex photomasks continues to increase, yielding a more favorable product mix during the current period. The Company anticipates that its fixed operating costs will increase in connection with its continuing capacity expansion. However, the Company expects to match these higher costs with continued increases in revenues.

     Selling, general and administrative expenses increased 32.7% to $5.4 million and 31.2% to $10.0 million for the three and six months ended April 30, 1996, compared to $4.1 million and $7.6 million for the same periods in the prior fiscal year. These increases were due largely to the addition of the Company's foreign operations and its Colorado facility and, for the six-month period, the inclusion of a full six months of expenses for the Company's Sunnyvale facility. In addition, staffing levels and costs associated with the Company's growth increased to accommodate the Company's business expansion. As a percentage of net sales, selling, general and administrative expenses decreased slightly to 13.4% and 13.3% for the three and six months ended April 30, 1996, compared with 13.7% and 13.6% for the same periods last year.

     Research and development expenses for the three and six months ended April 30, 1996, increased 33.1% to $2.1 million and 34.2% to $3.9 million, respectively, compared to $1.6 million and $2.9 million for the same periods in the prior fiscal year. These increases reflect the expansion of the Company's research and development organization and an increase in its development efforts which have focused on new high-end, more complex photomasks utilizing phase shift, optical proximity correction and deep ultra-violet technologies. As a percentage of net sales, research and development expenses decreased slightly to 5.2% for the three months ended April 30, 1996, compared with 5.3% in the prior fiscal year period and remained flat for the corresponding six-month periods.

     Interest and other income, net, for the three and six months ended April 30, 1996, increased to $334,000 and $879,000, respectively, compared to $179,000 and $513,000 for the same periods in the prior fiscal year due principally to increases in interest income resulting from higher levels of funds available for investment.

     For the three and six months ended April 30, 1996, the Company provided Federal and state income taxes at an estimated combined effective annual tax rate of 37.8% and 38.1%, respectively, as compared with 37.3% in the same periods for the prior fiscal year. The increase in the Company's estimated tax rate primarily is the result of a larger portion of income being subject to the 35% incremental Federal income tax rate and a slight decrease in estimated tax-exempt investment income for the current fiscal year.

     Net income for the three and six months ended April 30, 1996, increased 37.9% to $5.3 million, or $0.44 per share, and 39.9% to $9.9 million, or $0.82 per share, compared with $3.8 million, or $0.36 per share, and $7.1 million, or $0.68 per share, for the corresponding prior year periods. The weighted average number of common shares outstanding increased to 12.0 million and 12.1 million, respectively, for the three and six months ended April 30, 1996, from 10.5 million and 10.4 million for the same periods last year principally as a result of the public offering of 1.5 million shares in April and May 1995 and the issuance of approximately 100,000 shares in connection with the Microphase acquisition in June 1995.


Liquidity and Capital Resources

     The Company's cash, cash equivalents and short-term investments decreased $19.0 million during the six months ended April 30, 1996, largely as a result of funding $18.6 million of capital expenditures for equipment and construction in connection with the Company's expansion of manufacturing capacity and $8.5 million for the acquisition of the photomask manufacturing
operations and assets of Plessey and Litomask.   Offsetting these decreases
were cash provided by operating activities totaling $5.7 million, $1.3 million of advances in connection with financial assistance for the Company's new Manchester operation and $1.3 million from sales of stock under employee stock option plans.

     Accounts receivable increased to $23.4 million at April 30, 1996, from $17.9 million at October 31, 1995, primarily as a result of higher sales levels, including sales by the new European operations. Inventory increased to $7.7 million at April 30, 1996, from $6.4 million at October 31, 1995, primarily due to higher equipment levels at Beta Squared, general increases to accommodate the escalating sales volume and the addition of the European facilities. Other current assets increased to $5.1 million at April 30, 1996, from $3.4 million at October 31, 1995, primarily due to an increase in prepaid income taxes.

     Property, plant and equipment increased to $93.3 million at April 30, 1996, from $72.1 million at October 31, 1995. Deposits on and purchases of equipment and construction in progress on the new Allen, Texas, and Singapore plants totaled $18.6 million and fixed assets of $8.1 million were acquired in connection with the Plessey and Litomask acquisitions. These increases were offset by normal depreciation expense totaling $5.5 million. Intangible assets decreased to $9.8 million at April 30, 1996, from $10.3 million at October 31, 1995, due to normal amortization expense.

     Investments and other assets increased to $16.7 million at April 30, 1996, from $12.4 million at October 31, 1995, principally due to additional unrealized gains from the net increase in the fair values of the Company's investments during the period.

     Accounts payable decreased to $17.1 million at April 30, 1996, from $17.9 million at October 31, 1995, principally due to a significant decrease in payables related to recent major equipment purchases, offset by increases from the addition of the European operations and higher level of raw materials purchases based on growing production needs. Accrued liabilities decreased to $10.5 million at April 30, 1996 from $11.9 million at October 31, 1995. This decrease is largely attributable to fiscal 1996 payments of fiscal 1995 incentive compensation, payment of employee withholding taxes from stock option exercises as of October 31, 1995, and a lower sales and use tax liability because of timing differences in settlement of the scheduled payments, offset by provisions for incentive compensation for fiscal 1996.

     There was no significant change in long-term debt balances during the period. Deferred income taxes and other liabilities increased to $12.1 million at April 30, 1996, from $8.6 million at October 31, 1995, principally due to amounts provided on unrealized gains on investments and advances received in connection with financial assistance for the Company's new Manchester operations.

     The Company's commitments represent investments in additional manufacturing capacity as well as advanced equipment for research and development of the next generation of high-end, more complex photomasks. At April 30, 1996, the Company had commitments outstanding for capital expenditures of approximately $65.1 million, including commitments for new facilities in Texas and Singapore. Additional commitments for these and other manufacturing locations are expected to be incurred in fiscal 1996.

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

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security-Holders

     (a) The matters set forth in this Item 4 were submitted to a vote of security holders of the Company at an Annual Meeting of Shareholders held on March 20, 1996.

     (b)  The following directors, constituting the entire Board of Directors were elected at the Annual Meeting of Shareholders held on March 20, 1996. Also indicated
          are the affirmative, negative and authority withheld votes for each director.
                                                          Authority
                                         For     Against   Withheld
          Walter M. Fiederowicz       10,713,430    0      200,494
          Joseph A. Fiorita, Jr.      10,713,267    0      200,657
          Constantine S. Macricostas  10,713,617    0      200,307
          Masahiro Fujii              10,713,267    0      200,657
          Michael J. Yomazzo          10,713,617    0      200,307

     (c) The following additional matters, and the affirmative and negative votes and abstentions and broker non-votes with respect thereto, were approved at the Annual Meeting of Shareholders held on March 20, 1996:

          The approval of the 1996 Stock Option Plan of the Company.

                   Affirmative Votes.........7,099,008
                      Negative Votes.........  914,678
          Abstentions/Broker Non-Votes.......2,900,238

          The ratification of the appointment of Deloitte and Touche LLP as the independent certified public accountants of the Company for the fiscal year ending October 31, 1996:

                   Affirmative Votes........10,879,031
                      Negative Votes.........   18,105
          Abstentions/Broker Non-Votes.......   16,788


Item 6.   Exhibits and Reports of Form 8-K

     (a)  Exhibits

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          During the quarter for which this report is filed, no report on Form 8-K was filed by the Company.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PHOTRONICS, INC.
                                     (Registrant)



                           By:_____(ROBERT J. BOLLO)________
                                    Robert J. Bollo
                                 Vice President/Finance
                              (Duly Authorized Officer and
                               Principal Financial Officer)















Date: June 13, 1996













FORMS\10Q496/p