Form 10-Q
period 1996-07-31
PHOTRONICS INC
filed 1996-09-13
CIK 810136

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ......July 31, 1996.......

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

                      ...(561) 745-1222...
      (Registrant's telephone number, including area code)

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



          Class                      Outstanding at July 31, 1996
Common Stock, $.01 par value              11,810,777 Shares

                        PHOTRONICS, INC.
                        AND SUBSIDIARIES


                              INDEX



                                                             Page

PART I.   FINANCIAL INFORMATION


  Item 1.   Financial Statements


       Condensed Consolidated Balance Sheet at July 31
         1996 (unaudited) and October 31, 1995                3-4


       Condensed Consolidated Statement of Earnings
         for the three and nine months ended July 31,
         1996 and 1995 (unaudited)                             5


       Condensed Consolidated Statement of Cash Flows
         for the nine months ended July 31,
         1996 and 1995 (unaudited)                             6


       Notes to Condensed Consolidated Financial
         Statements (unaudited)                                7


  Item 2.   Management's Discussion and Analysis
              of Results of Operations and
              Financial Condition                             8-11




PART II.  OTHER INFORMATION


  Item 6.   Exhibits and Reports on Form 8-K                   12

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                    PHOTRONICS, INC. AND SUBSIDIARIES

                   Condensed Consolidated Balance Sheet

                         (dollars in thousands)

                                 ASSETS



                                              July 31,      October 31,
                                                1996           1995
                                             -----------    -----------
                                             (Unaudited)
Current assets:
  Cash, cash equivalents and
    short-term investments                    $ 26,967       $ 51,865

  Accounts receivable (less allowance
    for doubtful accounts of $195 in
    1996 and 1995)                              25,246         17,857

  Inventories                                    7,899          6,357

  Other current assets                           4,914          3,380
                                              --------       --------

     Total current assets                       65,026         79,459


Property, plant and equipment (less
 accumulated depreciation of $49,523
 in 1996 and $40,917 in 1995)                  112,252         72,063

Intangible assets (less accumulated
  amortization of $2,950 in 1996
  and $2,156 in 1995)                            9,530         10,289

Investments and other assets                    13,382         12,407
                                              --------       --------

                                              $200,190       $174,218
                                              ========       ========


See accompanying notes to condensed consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheet
             (dollars in thousands, except per share amounts)
                  LIABILITIES AND SHAREHOLDERS' EQUITY


                                              July 31,      October 31,
                                                1996           1995
                                             -----------    -----------
                                             (Unaudited)
Current liabilities:
  Current portion of long-term debt           $     38       $     36
  Accounts payable                              27,705         17,850
  Accrued liabilities                           11,556         11,920
                                              --------       --------
     Total current liabilities                  39,299         29,806

Long-term debt                                   1,781          1,809
Deferred income taxes and other liabilities      9,023          8,558
                                              --------       --------
     Total liabilities                          50,103         40,173
                                              --------       --------

Commitments and contingencies                       -               -

Shareholders' equity:
  Preferred stock, $0.01 par value,
   2,000,000 shares authorized,
   none issued and outstanding                      -               -

  Common stock, $0.01 par value,
   20,000,000 shares authorized,
   11,947,277 shares issued in 1996
   and 11,758,292 shares issued in 1995           119             118

  Additional paid-in capital                   77,356          75,083
  Retained earnings                            68,401          52,970
  Unrealized gains on investments,
    net of income taxes                         4,662           6,471
  Other                                          (451)           (597)
                                             --------       ---------
     Total shareholders' equity               150,087         134,045
                                             --------        --------
                                             $200,190        $174,218
                                             ========        ========

See accompanying notes to condensed consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES

               Condensed Consolidated Statement of Earnings

                  (in thousands, except per share amounts)
                               (Unaudited)

                                     Three Months Ended    Nine Months Ended
                                         July 31,              July 31,
                                     ------------------    -----------------
                                       1996      1995        1996     1995
                                     --------  --------    --------  --------
Net sales                             $42,677   $32,854    $117,859   $89,067


Costs and expenses:
 Cost of sales                         26,249    20,015      72,312    54,854
 Selling, general and administrative    5,587     4,489      15,619    12,136
 Research and development               2,218     3,177       6,166     6,120

                                      -------   -------    --------   -------

Operating income                        8,623     5,173      23,762    15,957


Interest and other income, net            290     5,187       1,169     5,700

                                      -------   -------    --------   -------

Income before income taxes              8,913    10,360      24,931    21,657


Provision for income taxes              3,400     3,900       9,500     8,110

                                      -------   -------    --------   -------

Net income                            $ 5,513   $ 6,460    $ 15,431   $13,547
                                      =======   =======    ========   =======


Net income per common share             $0.46     $0.54       $1.28     $1.24
                                        =====     =====       =====     =====

Weighted average number of
 common shares outstanding             12,111    11,945      12,072    10,905
                                       ======    ======      ======    ======


See accompanying notes to condensed consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statement of Cash Flows
                             (in thousands)
                               (Unaudited)
                                                       Nine Months Ended
                                                            July 31,
                                                      --------------------
                                                        1996         1995
                                                      -------      -------
Cash flows from operating activities:
  Net income                                          $15,431      $13,547
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                       9,400        7,270
    Other                                              (1,142)      (3,347)
    Changes in assets and liabilities, net of
     effects of acquisitions:
      Accounts receivable                              (7,389)      (7,863)
      Inventories                                      (1,159)      (1,832)
      Other current assets                               (104)         739
      Accounts payable and accrued liabilities          9,491       13,069
                                                      -------      -------
      Net cash provided by operating activities        24,528       21,583
                                                      -------      -------
Cash flows from investing activities:
  Acquisitions of and investments in
   photomask operations                               (12,396)     (10,468)
  Deposits on and purchases of property,
   plant and equipment                                (40,834)     (20,942)
  Net change in short-term investments                 13,961       (5,444)
  Proceeds from sale of investments                         -        5,750
  Other                                                 1,556          (14)
                                                      -------      -------
      Net cash used in investing activities           (37,713)     (31,118)
                                                      -------      -------
Cash flows from financing activities:
  Repayment of long-term debt                             (26)        (431)
  Net proceeds from issuance of common stock            2,274       31,457
                                                      -------      -------
      Net cash provided by financing activities         2,248       31,026
                                                      -------      -------
Net increase (decrease) in cash and
 cash equivalents                                     (10,937)      21,491
Cash and cash equivalents at beginning of period       35,644       25,092
                                                      -------      -------
Cash and cash equivalents at end of period            $24,707      $46,583
                                                      =======      =======
Cash paid during the period for:
    Interest                                              $24          $32
    Income taxes                                       $9,857       $6,684

See accompanying notes to condensed consolidated financial statements.

                PHOTRONICS, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements

            Three and Nine Months Ended July 31, 1996
                          (Unaudited)


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and nine-month periods ended July 31, 1996 and 1995. Interim financial data presented herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the consolidated financial statements and footnotes as of October 31, 1995, which give a complete discussion of these matters.


NOTE 2 - ACQUISITION OF PHOTOMASK OPERATIONS

On January 24, 1996, the Company acquired the photomask manufacturing operations and assets of Plessey Semiconductors Limited ("Plessey"), located in Oldham, United Kingdom, for $4.9 million in cash. In connection with the transaction, the Company leased the facilities from Plessey previously utilized by them for the manufacture of photomasks. It is the Company's intention to relocate the operation to an independent facility in the Manchester, United Kingdom, area in approximately one year. The acquisition was accounted for as a purchase and, accordingly, the acquisition price was allocated to property and equipment based on relative fair value. The results of the acquired operations are not material to the Company for the periods presented.

On April 1, 1996, the Company, through its majority-owned subsidiary, acquired the photomask manufacturing operations and assets of the Litomask Division ("Litomask") of Centre Suisse d'Electronique et de Microtechnique S.A. ("CSEM") located in Neuchatel, Switzerland for $3.4 million in cash. CSEM holds the remaining interest in this subsidiary and the Company has an option to acquire CSEM's interest within a two-year period. In connection with the transaction, the Company leased the facilities and retained certain services from CSEM previously utilized by Litomask. The acquisition was accounted for as a purchase and, accordingly, the acquisition price was allocated to property and equipment based on relative fair value. The results of the acquired operations are not material to the Company for the periods presented.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Material Changes in Results of Operations
Three and Nine Months Ended July 31, 1996 versus July 31, 1995

     A portion of the changes in each category of the Company's results of operations for the three and nine months ended July 31, 1996, as compared to the same periods in the prior fiscal year are attributable to recent acquisitions, including acquisition of the photomask manufacturing operations and assets of Plessey Semiconductors Limited ("Plessey") located in Oldham, United Kingdom, on January 24, 1996, and the Litomask Division of Centre Suisse d'Electronique et de Microtechnique S.A. ("Litomask") located in Neuchatel, Switzerland, on April 1, 1996. Individually, neither of these acquisitions had a material effect on the results of operations for the periods presented. In the prior fiscal year, the Company acquired the photomask manufacturing operations and assets of Hoya Micro Mask, Inc. in Sunnyvale, California, and Microphase Laboratories, Inc. ("Microphase") in Colorado Springs, Colorado, on December 1, 1994 and on June 20, 1995, respectively.

     Net sales for the three and nine months ended July 31, 1996, increased 29.9% to $42.7 million and 32.3% to $117.9 million, respectively, compared to $32.9 million and $89.1 million for the same periods in the prior fiscal year. The majority of the growth was from increased shipments to customers from existing facilities due to greater manufacturing capacity as the Company executed its capacity expansion program, and from increased average selling prices due to the larger proportion of higher technology photomask shipments in fiscal 1996. A portion of these increases is also attributable to the European acquisitions, the inclusion of a full three and nine months of sales for the Company's Colorado facility and, for the nine-month period, the inclusion of a full nine months of sales for the Sunnyvale facility. In addition, the increase in each period included sales increases from the Company's wholly-owned subsidiary, Beta Squared, Inc. ("Beta Squared").

     Cost of sales for the three and nine months ended July 31, 1996, increased 31.1% to $26.2 million and 31.8% to $72.3 million, respectively, compared to $20.0 million and $54.9 million for the same periods in the prior fiscal year. These increases resulted principally from increases in sales volume, including those resulting from the Company's recent acquisitions. To meet increased customer demands, the Company has increased its staffing levels and manufacturing capacity, resulting in, among other things, increased labor and benefits costs and depreciation expense. As a percentage of net sales, cost of sales increased slightly to 61.5% for the three months ended July 31, 1996, but decreased slightly to 61.4% for the nine-month period, as compared with 60.9% and 61.6% in the corresponding periods last year. Improvements from higher capacity utilization of the Company's installed equipment base and a more favorable mix of complex photomasks were offset by increased costs resulting from manufacturing capacity expansion, and lower margins generally at recently acquired operations and at Beta Squared. The Company anticipates that its fixed operating costs will increase in connection with its continuing capacity expansion, including the commencement of operations at its Allen, Texas, and Singapore facilities during the last quarter of fiscal 1996. The Company expects to match these higher costs with continued increases in revenues.

     Selling, general and administrative expenses increased 24.5% to $5.6 million and 28.7% to $15.6 million for the three and nine months ended July 31, 1996, compared to $4.5 million and $12.1 million for the same periods in the prior fiscal year. These increases were primarily due to the addition of the Company's foreign operations and its Colorado facility and, for the nine-month period, the inclusion of a full nine months of expenses for the Company's Sunnyvale facility. In addition, to accommodate the Company's significant global expansion, the Company increased its staffing levels and experienced increases in other related costs. As a percentage of net sales, selling, general and administrative expenses decreased to 13.1% and 13.3% for the three and nine months ended July 31, 1996, compared with 13.7% and 13.6% for the same periods last year.

     Research and development expenses decreased 30.2% to $2.2 million for the three months ended July 31, 1996, but increased 0.8% to $6.2 million for the nine-month period, compared to $3.2 million and $6.1 million for the same periods in the prior fiscal year. During the prior year period, the Company recorded a one-time charge of $1.5 million in connection with the Microphase acquisition, representing amounts assigned to certain Microphase research and development projects, principally for the manufacture of large area masks, which were expensed upon acquisition. Excluding this non-recurring charge, research and development expenses for the three and nine month periods ended July 31, 1996, increased 31.0% and 33.0%, respectively, compared to the same periods last year. These increases reflect the expansion of the Company's research and development organization and the resultant increase in its development efforts that have focused on new high-end, more complex photomasks utilizing phase shift, optical proximity correction and deep ultra-violet technologies. As a percentage of net sales, excluding the Microphase charge, research and development expenses remained fairly constant at 5.2% for all periods presented.

     Interest and other income, net, for the three and nine months ended July 31, 1996, decreased to $290,000 and $1.2 million, respectively, compared to $5.2 million and $5.7 million for the same periods in the prior fiscal year principally due to a net gain of $4.7 million from the sale of an equity investment during the prior year period. The Company had additional net gains on the disposition of investments in the first quarter of fiscal 1995. Interest income for the three months ended July 31, 1996, decreased to $309,000 compared with $519,000 for the prior year period as investable funds are utilized to expand manufacturing capacity.
Due to higher levels of funds available for investment during the nine months ended July 31, 1996, interest income increased to $1.3 million compared with $1.0 million in the prior year's corresponding period.

     For the three and nine months ended July 31, 1996, the Company provided Federal and state income taxes at an estimated combined effective annual tax rate of 38.1%, as compared with 37.6% and 37.4% in the same periods for the prior fiscal year. The increase in the Company's estimated tax rate primarily is the result of a larger portion of income being subject to the 35% incremental Federal income tax rate and a decrease in estimated tax-exempt investment income for the current fiscal year.

     Excluding the non-recurring research and development charge and net gains from the sale of equity investments in the third quarter of fiscal 1995 which increased prior year net income by approximately $2 million, or $0.16 per share, net income for the three and nine months ended July 31, 1996, increased 23.0% to $5.5 million, or $0.46 per share, and 33.4% to $15.4 million, or $1.28 per share, compared with $4.5 million, or $0.38 per share, and $11.6 million, or $1.08 per share, for the corresponding prior year periods. The weighted average number of common shares outstanding increased to 12.1 million for the three and nine months ended July 31, 1996, from 11.9 million and 10.9 million for the same periods last year principally as a result of the public offering of 1.5 million shares in April and May 1995, and the issuance of approximately 100,000 shares in connection with the Microphase acquisition in June 1995.


Liquidity and Capital Resources

     The Company's cash, cash equivalents and short-term investments decreased $24.9 million during the nine months ended July 31, 1996, largely as a result of funding $40.8 million of capital expenditures for building construction and equipment in connection with the Company's expansion of manufacturing capacity and $12.5 million for the acquisitions of the photomask manufacturing operations of Plessey and Litomask, and the investment in PK Limited, a photomask manufacturer in Korea. Offsetting these decreases were cash provided by operating activities totaling $24.5 million, $2.3 million from sales of stock under employee stock option and purchase plans and $1.3 million of financial assistance to be utilized for the Company's new Manchester, United Kingdom, operation.

     Accounts receivable increased to $25.2 million at July 31, 1996, from $17.9 million at October 31, 1995, primarily as a result of higher sales levels, including sales by the new European operations. Inventories increased to $7.9 million at July 31, 1996, from $6.4 million at October 31, 1995, primarily due to general increases to accommodate the escalating sales volume and the addition of the European facilities. Other current assets increased to $4.9 million at July 31, 1996, from $3.4 million at October 31, 1995, primarily due to an increase in prepaid income taxes and other expenses.

     Property, plant and equipment increased to $112.3 million at July 31, 1996, from $72.1 million at October 31, 1995. Deposits on and purchases of equipment and construction in progress on the new Allen, Texas, and Singapore plants totaled $40.8 million and fixed assets totaling $8.1 million were acquired in connection with the Plessey and Litomask acquisitions. These increases were offset by depreciation expense totaling $8.6 million. Intangible assets decreased to $9.5 million at July 31, 1996, from $10.3 million at October 31, 1995, due to amortization expense.

     Investments and other assets increased to $13.4 million at July 31, 1996, from $12.4 million at October 31, 1995, due to the Company's investment in PK Limited, offset by a decrease in the fair values of the Company's available-for-sale investments during the period.

     Accounts payable increased to $27.7 million at July 31, 1996, from $17.9 million at October 31, 1995, primarily due to increased payables related to recent major equipment purchases, the addition of the European operations and a higher level of raw materials purchases due to growing production needs. Accrued liabilities decreased to $11.6 million at July 31, 1996, from $11.9 million at October 31, 1995. This decrease is largely attributable to payments of prior year incentive compensation accruals, employee withholding taxes from stock option exercises as of October 31, 1995 and a lower sales and use tax liability because of timing differences in settlement of the scheduled payments, offset by provisions for current year incentive compensation.

     There was no significant change in long-term debt balances during the period. Deferred income taxes and other liabilities increased to $9.0 million at July 31, 1996, from $8.6 million at October 31, 1995, principally due to financial assistance received in connection with the Company's new Manchester, United Kingdom, operations and minority interest associated with the Company's Swiss subsidiary, offset by a reduction in deferred income taxes on unrealized gains on investments.

     The Company's commitments represent on-going investments in additional manufacturing capacity as well as advanced equipment for research and development of the next generation of higher technology, more complex photomasks. At July 31, 1996, the Company had commitments outstanding for capital expenditures of approximately $51 million, including commitments for new facilities in Manchester, Singapore and Texas. Additional commitments are expected to be incurred during the current fiscal year.

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







Date: September 13, 1996



FORMS\10Q796/p