Form 10-Q
period 1997-02-02
PHOTRONICS INC
filed 1997-03-06
CIK 810136

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ....February 2, 1997....

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


          Class                     Outstanding at February 2, 1997
Common Stock, $.01 par value               11,847,244 Shares

                        PHOTRONICS, INC.
                        AND SUBSIDIARIES


                              INDEX



                                                             Page

PART I.   FINANCIAL INFORMATION


     Item 1.   Financial Statements


               Condensed Consolidated Balance Sheet
               at February 2, 1997 (unaudited) and
               October 31, 1996                               3-4


               Condensed Consolidated Statement of
               Earnings for the Three Months Ended
               February 2, 1997 and January 31,
               1996 (unaudited)                                5


               Condensed Consolidated Statement of
               Cash Flows for the Three Months Ended
               February 2, 1997 and January 31,
               1996 (unaudited)                                6


               Notes to Condensed Consolidated
               Financial Statements (unaudited)                7


     Item 2.   Management's Discussion and Analysis
               of Results of Operations and
               Financial Condition                            8-10




PART II.  OTHER INFORMATION


     Item 6.   Exhibits and Reports on Form 8-K               11

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements



                    PHOTRONICS, INC. AND SUBSIDIARIES

                   Condensed Consolidated Balance Sheet

                         (dollars in thousands)

                                 ASSETS



                                             February 2,    October 31,
                                                1997           1996
                                             -----------    -----------
                                             (Unaudited)
Current assets:
  Cash, cash equivalents and
   short-term investments                     $ 12,940       $ 26,684

  Accounts receivable (less allowance
    for doubtful accounts of $235 in
    1997 and 1996)                              25,467         24,750

  Inventories                                    9,102          7,992

  Other current assets                           6,771          6,154
                                              --------       --------
     Total current assets                       54,280         65,580

Property, plant and equipment
 (less accumulated depreciation of
 $56,637 in 1997 and $52,740 in 1996)          135,243        123,666

Intangible assets (less accumulated
  amortization of $3,535 in 1997
  and $3,256 in 1996)                            9,026          9,305

Investments and other assets                    10,526         13,352
                                              --------       --------
                                              $209,075       $211,903
                                              ========       ========




See accompanying notes to consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheet
             (dollars in thousands, except per share amounts)
                  LIABILITIES AND SHAREHOLDERS' EQUITY



                                             February 2,    October 31,
                                                 1997          1996
                                             -----------    -----------
                                             (Unaudited)
Current liabilities:
  Current portion of long-term debt           $     39       $     38
  Accounts payable                              29,949         34,168
  Accrued salaries and wages                     4,169          5,561
  Other accrued liabilities                      3,629          4,200
                                              --------       --------
     Total current liabilities                  37,786         43,967

Long-term debt                                   2,005          1,987
Deferred income taxes and other liabilities      8,611          9,532
                                              --------       --------
     Total liabilities                          48,402         55,486
                                              --------       --------

Commitments and contingencies                        -              -
Shareholders' equity:
  Preferred stock, $0.01 par value,
   2,000,000 shares authorized,
   none issued and outstanding                       -              -

  Common stock, $0.01 par value,
   20,000,000 shares authorized,
   11,983,744 shares issued in 1997
   and 11,973,290 shares in 1996                   120            120

  Additional paid-in capital                    78,084         77,833
  Retained earnings                             79,298         73,973
  Unrealized gains on investments                3,230          4,678
  Treasury stock, 136,500 shares at cost          (245)          (245)

  Cumulative foreign currency
   translation adjustment                          186             58

                                              --------       --------
     Total shareholders' equity                160,673        156,417
                                              --------       --------
                                              $209,075       $211,903
                                              ========       ========

See accompanying notes to consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statement of Earnings

                (in thousands, except per share amounts)
                               (Unaudited)





                                                 Three Months Ended
                                            -------------------------
                                            February 2,     January 31,
                                               1997            1996
                                            -----------     -----------
Net sales                                     $40,029         $34,668


Costs and expenses:
  Cost of sales                                25,347          21,252
  Selling, general and administrative           5,035           4,585
  Research and development                      2,302           1,825
                                              -------         -------

    Operating income                            7,345           7,006


Interest and other income, net                  1,280             545
                                              -------         -------

    Income before income taxes                  8,625           7,551


Provision for income taxes                      3,300           2,900
                                              -------         -------

Net income                                    $ 5,325         $ 4,651
                                              =======         =======


Net income per common share                     $0.44           $0.39
                                                =====           =====

Weighted average number of
  common shares outstanding                    12,227          12,058
                                               ======          ======








See accompanying notes to consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statement of Cash Flows
                              (in thousands)
                               (Unaudited)


                                                       Three Months Ended
                                                    -----------------------
                                                    February 2,   January 31,
                                                       1997        1996
                                                    -----------   -----------
Cash flows from operating activities:
  Net income                                          $ 5,325     $ 4,651

  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                       4,490       2,835
    Gain on disposition of investments                 (1,060)          -
    Other                                                 212         133
    Changes in assets and liabilities, net of
     effects of acquisitions:
    Accounts receivable                                  (717)        291
    Inventories                                        (1,110)         34
    Other current assets                                 (617)       (318)
    Accounts payable and other liabilities             (6,218)     (1,702)
                                                      -------     -------
Net cash provided by operating activities                 305       5,924
                                                      -------     -------
Cash flows from investing activities:
  Acquisition of photomask operations                       -      (4,900)
  Deposits on and purchases of property,
    plant and equipment                               (15,730)     (9,629)
  Net change in short-term investments                  2,814      11,026
  Proceeds from sale of investments                     1,369           -
  Other                                                    70           4
                                                      -------     -------
Net cash used in investing activities                 (11,477)     (3,499)
                                                      -------     -------
Cash flows from financing activities:
  Repayment of long-term debt                              (9)         (9)
  Proceeds from and tax effects of
  exercise of stock options                               251         786
                                                      -------     -------
Net cash provided by financing activities                 242         777
                                                      -------     -------
Net increase (decrease) in cash
  and cash equivalents                                (10,930)      3,202
Cash and cash equivalents at beginning of period       18,766      35,644
                                                      -------     -------
Cash and cash equivalents at end of period            $ 7,836     $38,846
                                                      =======     =======
Cash paid during the period for:
    Interest                                             $  7        $  8
    Income taxes                                         $155        $665

See accompanying notes to consolidated financial statements.

                PHOTRONICS, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements

               Three Months Ended February 2, 1997
                           (Unaudited)



NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three-month periods ended February 2, 1997 and January 31, 1996. Interim financial data presented herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the consolidated financial statements and footnotes as of October 31, 1996, which give a complete discussion of these matters.

The Company adopted a fifty-two (52) week fiscal year beginning in the first quarter of 1997.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Material Changes in Results of Operations
Three Months ended February 2, 1997 versus January 31, 1996

     A significant portion of the changes in Photronics, Inc. ("Photronics") results of operations for the three months ended February 2, 1997, as compared to the same period during last fiscal year was attributable to expansion of international operations through the start-up of new facilities and acquisitions. Photronics' operations in Singapore, consisting of a recently constructed state-of-the-art manufacturing plant, commenced shipments in September 1996. In addition, Photronics acquired (i) the Litomask Division of Centre Suisse d'Electronique et de Microtechnique S.A. located in Neuchatel, Switzerland on April 1, 1996 and (ii) the photomask manufacturing operations and assets of Plessey Semiconductors Limited, located in Oldham, United Kingdom, on January 24, 1996.

     Net sales for the three months ended February 2, 1997, increased 15.5% to $40.0 million compared with $34.7 million for the three months ended January 31, 1996. Sales from Photronics' new international manufacturing operations accounted for slightly more than one-half of this increase. The remaining portion of the growth resulted from increased shipments to customers from existing facilities due to the availability of greater manufacturing capability, reflecting the implementation of Photronics' capacity expansion program, as well as stronger overall demand.

     Gross profit for the three months ended February 2, 1997, increased 9.4% to $14.7 million compared with $13.4 million for the same period in the prior fiscal year. Gross margin decreased to 36.7% for the three months ended February 2, 1997, as compared with 38.7% in the corresponding period last year. The increase in gross profit resulted principally from increases in sales volume, both from existing operations in the U.S. and from the new international operations. To allow for increased manufacturing capability, Photronics has continued to increase its staffing levels and added to its manufacturing systems, resulting in higher labor and equipment-related costs, including depreciation expense. The lower margins were due primarily to Photronics' newly expanded manufacturing base, which was not fully utilized, as well as the inclusion of international operations which generated margins below those generally experienced at Photronics' domestic operations. Partially offsetting these increased costs, are better margins resulting from a favorable product mix of complex photomasks during the current year period. Photronics anticipates that its fixed operating costs will increase in connection with its continuing capacity expansion which it expects to offset with increases in net sales.

     Selling, general and administrative expenses increased 9.8% to $5.0 million for the three months ended February 2, 1997, compared with $4.6 million for the same period in the prior fiscal year. However, as a percentage of net sales, selling, general and administrative expenses decreased to 12.6% for the three months ended February 2, 1997, compared with 13.2% for the same period in the prior fiscal year. The increases in costs resulting from the addition of the international operations were offset by the absence of a proportionate increase in costs in the U.S. business which have not been significantly different than the prior year.

     Research and development expenses for the three months ended February 2, 1997, increased 26.1% to $2.3 million, compared with $1.8 million for the same period in the prior fiscal year. This increase reflects expansion of Photronics' research and development organization and an increase in its development efforts which have focused on new high-end, more complex photomasks such as phase shift, optical proximity correction and deep ultra-violet technologies as well as large area photomasks. As a percentage of net sales, research and development expenses increased to 5.8% for the three months ended February 2, 1997, compared with 5.3% in the corresponding prior fiscal period.

     Interest and other income, net, for the three months ended February 2, 1997, increased to $1.3 million compared with $0.5 million for the same period in the prior fiscal year due principally to a $1.1 million gain from the sale of investment securities, offset in part by a decrease in interest income resulting from lower levels of funds available for investment.

     Net income for the three months ended February 2, 1997, increased 14.5% to $5.3 million, or $0.44 per share, compared with $4.7 million or $0.39 per share, for the corresponding prior year period. Net income in the first quarter of 1997 included $0.7 million, or $0.05 per share, from the gain on the sale of investment securities. The weighted average number of common shares outstanding increased to 12.2 million for the three months ended February 2, 1997, from 12.1 million for the same period last year principally as a result of the issuance of shares in connection with employee stock option exercises since the first quarter of 1996.


Liquidity and Capital Resources

     Photronics' cash and short-term investments decreased $13.7 million during the three months ended February 2, 1997, largely as a result of funding $15.7 million of capital expenditures for equipment and construction in progress in connection with Photronics' expansion of manufacturing capacity.

     Accounts receivable increased only slightly from October 31, 1996. Inventory increased $1.1 million or 14% as Photronics' equipment subsidiary, Beta Squared, purchased several machines for refurbishment and resale. Other current assets increased $0.6 million primarily as a result of the timing of receipt of the proceeds from the sale of investment securities.

     Property, plant and equipment increased to $135.2 million at February 2, 1997, from $123.7 million at October 31, 1996, as a result of the construction of the new Austin, Texas and Manchester, United Kingdom plants as well as continued expansion of Photronics' existing manufacturing capacity. These increases were offset by normal depreciation expense of $4.2 million.

            Investments and other assets decreased to $10.5 million at February 2, 1997, from $13.4 million at October 31, 1996, principally due to the sale of certain investment securities as well as the net decrease in the fair value of Photronics' available-for-sale investments during the period.

     Accounts payable decreased $4.2 million from October 31, 1996 to $29.9 million at February 2, 1997, principally due to timing of payments of unusually high payables at October 31, 1996 which had resulted from the acceptance of significant equipment purchases at the end of the fiscal year. Accrued salaries and wages and other liabilities decreased $2.0 million from October 31, 1996 largely as a result of payments of fiscal 1996 incentive compensation and timing of other expenses.

     There was no significant change in long-term debt during the period. Deferred income taxes and other liabilities decreased to $8.6 million at February 2, 1997, from $9.5 million at October 31, 1996, principally due to the tax effect of the net decrease in fair value of investments.

     Photronics' commitments represent investments in additional manufacturing capacity as well as advanced equipment for research and development of the next generation of high-end, more complex photomasks. At February 2, 1997, Photronics had commitments outstanding for capital expenditures of approximately $62 million. Additional commitments for facilities under construction and other capital requirements are expected to be incurred in fiscal 1997. Subsequent to the end of the quarter, Photronics utilized its bank credit lines and at March 5, 1997, $3.0 million was outstanding. Photronics will continue to use its working capital, bank lines of credit and leasing arrangements to finance its capital expenditures. Photronics believes that its currently available resources, together with its capacity for substantial growth and its access to other debt and equity financing sources, are sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the foreseeable future.

"Safe Harbor" Statement under the Private
Securities Litigation Reform Act of 1995:

Except for historical information, the matters discussed above may be considered forward-looking statements and may be subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected, including uncertainties in the market, pricing competition, procurement and manufacturing efficiencies, and other risks.

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











Date: March 6, 1997









FORMS\10Q297/p