Form 10-Q
period 1997-05-04
PHOTRONICS INC
filed 1997-06-13
CIK 810136

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended .........May 4, 1997.........

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from.............. to .............

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


          Class                        Outstanding at May 4, 1997
Common Stock, $.01 par value               11,874,640 Shares

                        PHOTRONICS, INC.
                        AND SUBSIDIARIES


                              INDEX



                                                             Page

PART I.   FINANCIAL INFORMATION


     Item 1.   Financial Statements


               Condensed Consolidated Balance Sheet
               at May 4, 1997 (unaudited) and
               October 31, 1996                               3-4


               Condensed Consolidated Statement of
               Earnings for the Three and Six Months
               Ended May 4, 1997 and April 30,
               1996 (unaudited)                                5


               Condensed Consolidated Statement of
               Cash Flows for the Six Months Ended
               May 4, 1997 and April 30, 1996
               (unaudited)                                     6


               Notes to Condensed Consolidated
               Financial Statements (unaudited)                7


     Item 2.   Management's Discussion and Analysis
               of Results of Operations and
               Financial Condition                            8-11



PART II.  OTHER INFORMATION


     Item 4.   Submission of Matters to a Vote                12
               of Security Holders


     Item 6.   Exhibits and Reports on Form 8-K               12

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                    PHOTRONICS, INC. AND SUBSIDIARIES

                   Condensed Consolidated Balance Sheet

                         (dollars in thousands)

                                 ASSETS


                                               May 4,       October 31,
                                                1997           1996
                                             -----------    -----------
                                             (Unaudited)
Current assets:
  Cash, cash equivalents and
   short-term investments                     $ 11,115       $ 26,684

  Accounts receivable (less allowance
    for doubtful accounts of $235 in
    1997 and 1996)                              30,403         24,750

  Inventories                                    9,292          7,992

  Other current assets                           7,164          6,154
                                              --------       --------
     Total current assets                       57,974         65,580

Property, plant and equipment
 (less accumulated depreciation of
 $61,307 in 1997 and $52,740 in 1996)          146,494        123,666

Intangible assets (less accumulated
  amortization of $3,507 in 1997
  and $3,256 in 1996)                            8,754          9,305

Investments and other assets                    10,599         13,352
                                              --------       --------
                                              $223,821       $211,903
                                              ========       ========




See accompanying notes to consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheet
             (dollars in thousands, except per share amounts)
                  LIABILITIES AND SHAREHOLDERS' EQUITY


                                               May 4,       October 31,
                                                1997           1996
                                             -----------    -----------
                                             (Unaudited)
Current liabilities:
  Current portion of long-term debt           $     39       $     38
  Accounts payable                              19,693         34,168
  Accrued salaries and wages                     5,058          5,561
  Other accrued liabilities                      6,080          4,200
                                              --------       --------
     Total current liabilities                  30,870         43,967

Long-term debt                                  17,023          1,987
Deferred income taxes and other liabilities      8,813          9,532
                                              --------       --------
     Total liabilities                          56,706         55,486
                                              --------       --------

Commitments and contingencies                        -              -
Shareholders' equity:
  Preferred stock, $0.01 par value,
   2,000,000 shares authorized,
   none issued and outstanding                       -              -

  Common stock, $0.01 par value,
   20,000,000 shares authorized,
   11,874,640 shares issued in 1997
   and 11,973,290 shares in 1996                   119            120

  Additional paid-in capital                    78,423         77,833
  Retained earnings                             85,482         73,973
  Unrealized gains on investments                3,220          4,678
  Treasury stock, 136,500 shares
   at cost                                           -           (245)

  Cumulative foreign currency
   translation adjustment                         (129)            58

                                              --------       --------
     Total shareholders' equity                167,115        156,417
                                              --------       --------
                                              $223,821       $211,903
                                              ========       ========

See accompanying notes to consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES

               Condensed Consolidated Statement of Earnings

                 (in thousands, except per share amounts)
                               (Unaudited)



                                   Three Months Ended     Six Months Ended
                                   ------------------    ------------------
                                   May 4,   April 30,    May 4,   April 30,
                                    1997      1996        1997      1996
                                   -------  ---------    -------  ---------
Net sales                          $49,034    $40,514    $89,063    $75,182


Costs and expenses:
 Cost of sales                      30,283     24,811     55,630     46,063
 Selling, general and
  administrative                     6,244      5,447     11,279     10,032
 Research and development            2,622      2,123      4,924      3,948
                                   -------    -------    -------    -------
Operating income                     9,885      8,133     17,230     15,139


Interest and other income, net          99        334      1,379        879
                                   -------    -------    -------    -------
Income before income taxes           9,984      8,467     18,609     16,018


Provision for income taxes           3,800      3,200      7,100      6,100
                                   -------    -------    -------    -------
Net income                         $ 6,184    $ 5,267    $11,509    $ 9,918
                                   =======    =======    =======    =======



Net income per common share          $0.50      $0.44      $0.93      $0.82
                                     =====      =====      =====      =====


Weighted average number of
 common shares outstanding          12,432     12,048     12,331     12,053
                                    ======     ======     ======     ======







See accompanying notes to consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statement of Cash Flows
                              (in thousands)
                               (Unaudited)
                                                        Six Months Ended
                                                      ---------------------
                                                      May 4,      April 30,
                                                       1997         1996
                                                      -------     ---------
Cash flows from operating activities:
  Net income                                          $11,509      $ 9,918

  Adjustments to reconcile net income to net cash provided by (used in) operating activities:

    Depreciation and amortization                       9,496        5,981
    Gain on disposition of investments                 (1,060)           -
    Other                                                 426          999
    Changes in assets and liabilities, net of
     effects of acquisitions:
    Accounts receivable                                (5,653)      (5,586)
    Inventories                                        (1,300)        (977)
    Other current assets                               (1,010)      (2,439)
    Accounts payable and other liabilities            (13,109)      (2,154)
                                                      -------      -------
Net cash provided by (used in)
  operating activities                                   (701)       5,742
                                                      -------      -------
Cash flows from investing activities:
  Acquisition of photomask operations                       -       (8,482)
  Deposits on and purchases of property,
    plant and equipment                               (32,540)     (18,621)
  Net change in short-term investments                  7,918       12,196
  Proceeds from sale of investments                     1,369            -
  Other                                                   488        1,143
                                                      -------      -------
Net cash used in investing activities                 (22,765)     (13,764)
                                                      -------      -------
Cash flows from financing activities:
  Repayment of long-term debt                             (19)         (19)
  Borrowings under revolving credit facility           15,000            -
  Net proceeds from issuance of common stock              834        1,257
                                                      -------      -------
Net cash provided by financing activities              15,815        1,238
                                                      -------      -------
Net decrease in cash and cash
  equivalents                                          (7,651)      (6,784)
Cash and cash equivalents at beginning of period       18,766       35,644
                                                      -------      -------
Cash and cash equivalents at end of period            $11,115      $28,860
                                                      =======      =======
Cash paid during the period for:
    Interest                                             $ 14         $ 16
    Income taxes                                       $3,026       $6,299

See accompanying notes to consolidated financial statements.

                PHOTRONICS, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements

              Three and Six Months Ended May 4, 1997
                           (Unaudited)



NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and six-month periods ended May 4, 1997 and April 30, 1996. Interim financial data presented herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the consolidated financial statements and footnotes as of October 31, 1996, which give a complete discussion of these matters.

The Company adopted a fifty-two (52) week fiscal year beginning in the first quarter of 1997.


NOTE 2 - 6% CONVERTIBLE SUBORDINATED NOTES DUE JUNE 1, 2004

On May 29, 1997, the Company sold $103.5 million of convertible subordinated notes, due in 2004, in a public offering. The notes bear interest at 6% per annum and are convertible at any time by the holders into 1.85 million shares of the Company's common stock, at a conversion price of $55.94 per share. The notes are redeemable at the Company's option, in whole or in part, at any time after June 1, 2000 at certain premiums decreasing through the maturity date. Interest is payable semi-annually commencing December 1, 1997.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
          Three and Six Months ended May 4, 1997 versus April 30, 1996

OVERVIEW

     Photronics established its first operations outside of the United States beginning in fiscal 1996, by acquiring two European operations, opening a new manufacturing facility in Singapore and acquiring a minority interest in an independent photomask manufacturer in Korea. These facilities, together with the Company's five U.S. manufacturing facilities, comprise a global manufacturing network of nine manufacturing facilities supporting semiconductor manufacturers in the Asian, European and North American markets. As a result, revenues from foreign markets increased in the first half of 1997, compared with the first half of 1996, and that trend is expected to continue.

     Revenues and costs also have been affected by the increased demand for higher technology photomasks which have higher average selling prices. To meet this demand and position the Company for future growth, the Company continues to make substantial investments in high-end manufacturing technology and capacity both at existing and new facilities. In addition to the Singapore facility, the Company completed construction of its new state-of-the-art facility in Allen, Texas, to which it relocated its Dallas, Texas, operation in the fourth quarter of fiscal 1996. The Company currently has two new manufacturing facilities under construction, one in Manchester, U.K., to which the existing Oldham, U.K. operation will be relocated during fiscal 1997, and a new manufacturing facility near Austin, Texas, which the Company expects will be operational in late 1997.


RESULTS OF OPERATIONS

Net Sales:
     Net sales for the three and six months ended May 4, 1997 increased 21.0% to $49.0 million and 18.5% to $89.1 million, respectively, compared with $40.5 million and $75.2 million for the corresponding prior year periods. Sales from Photronics' new international manufacturing operations accounted for approximately 40% of the 1997 year-to-date increase. The remaining portion of the growth resulted from increased shipments to customers from existing facilities due to stronger high-end product demand and the availability of greater advanced manufacturing capability, reflecting the implementation of the Company's capacity expansion program.

Cost of Sales:
     Gross profit for the three and six months ended May 4, 1997, increased 19.4% to $18.8 million and 14.8% to $33.4 million, respectively, compared with $15.7 million and $29.1 million for the same periods in the prior fiscal year. Gross margins decreased to 38.2% for the three months and to 37.5% for the six months ended May 4, 1997, as compared with 38.8% and 38.7%, respectively, in the corresponding periods in the prior fiscal year. The increase in gross profit resulted principally from increases in sales volume, both from existing operations in the United States and from new international operations. To allow for increased manufacturing capability, the Company has continued to increase its staffing levels and added to its manufacturing systems, resulting in higher labor and equipment-related costs, including depreciation expense. The lower margin rates were due primarily to the Company's expanded manufacturing base, which is still in the process of ramping-up to higher levels of utilization, and the inclusion of international operations which generated margins below those generally experienced in the Company's domestic operations. In addition, margins were lower at the Company's Beta Squared subsidiary. Partially offsetting increased costs were better margins resulting from a favorable product mix of complex photomasks during the current fiscal year. The Company anticipates that its fixed operating costs will increase in connection with its continuing capacity expansion which it expects to offset with increases in net sales.

Selling, General and Administrative Expenses:
     Selling, general and administrative expenses increased 14.6% to $6.2 million and 12.4% to $11.3 million, respectively, for the three and six months ended May 4, 1997, compared with $5.4 million and $10.0 million for the same periods in the prior fiscal year. However, as a percentage of net sales, selling, general and administrative expenses decreased to 12.7% for the three and six months ended May 4, 1997, compared with 13.4% and 13.3% for the same periods in the prior fiscal year. The increases in costs resulted from the addition of the new international operations, as well as expansion domestically, especially in Allen, Texas.

Research and Development:
     Research and development expenses for the three and six months ended May 4, 1997, increased 23.5% to $2.6 million and 24.7% to $4.9 million, respectively, compared with $2.1 million and $3.9 million for the same periods in the prior fiscal year. These increases reflect expansion of the Company's research and development organization and an increase in its development efforts which have focused on new high-end, more complex photomasks, including phase shift, optical proximity correction and deep ultra-violet technologies, as well as large area photomasks. As a percentage of net sales, research and development expenses increased to 5.3% and 5.5% for the three and six months ended May 4, 1997, respectively, compared with 5.2% and 5.3% in the corresponding prior fiscal periods.

Other Income:
     Interest and other income, net, for the six months ended May 4, 1997, increased to $1.4 million compared with $0.9 million for the same period in the prior fiscal year due principally to a $1.1 million gain from the sale of investment securities, offset in part by a decrease in interest income resulting from lower levels of funds available for investment.

Net Income:
     Net income for the three and six months ended May 4, 1997, increased 17.4% to $6.2 million, or $0.50 per share, and 16.0% to $11.5 million, or $0.93 per share, respectively, compared with $5.3 million, or $0.44 per share and $9.9 million, or $0.82 per share, for the same periods in the prior fiscal year. Net income in the first six months of 1997 included $0.7 million, or $0.05 per share, from the gain on the sale of investment securities. The weighted average number of common shares outstanding increased to 12.4 million and 12.3 million for the three and six months ended May 4, 1997, from 12.0 million and 12.1 million for the same periods in the prior fiscal year principally as a result of the issuance of shares in connection with employee stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments decreased $15.6 million during the first half of fiscal 1997, largely as a result of $32.5 million of capital expenditures for building construction and equipment purchases in connection with the Company's expansion of manufacturing capacity. Offsetting these decreases during the first half of 1997 were proceeds from the sale of investments of $1.4 million and $0.8 million from sales of stock under the employee stock option and purchase plans. In addition, the Company borrowed $15.0 million under its revolving credit facility in the second quarter of 1997.

     Accounts receivable increased to $30.4 million at May 4, 1997 from $24.8 million at October 31, 1996, primarily as a result of higher order activity over the course of the second quarter of 1997, and sales by the new foreign operations. Inventories increased $1.3 million, or 16.3% from October 1996 to $9.3 million at May 4, 1997, as a result of the purchase during the first half of 1997, of several machines for refurbishment and resale by Beta Squared.

     Property, plant and equipment increased to $146.5 million at May 4, 1997, from $123.7 million at October 31, 1996. Deposits on and purchases of equipment and construction in progress on the new Manchester and Austin facilities totaled $32.5 million during the six months ended May 4, 1997. These increases were offset by depreciation expense totaling $9.0 million in the first half of fiscal 1997. The decrease in intangible assets from $9.3 million at October 31, 1996 to $8.8 million at May 4, 1997, was due primarily to amortization expense during the period.

     Investments decreased from $13.2 million at October 31, 1996 to $10.4 million at May 4, 1997, due to the sale of certain investment securities, as well as the net decrease in the fair value of investment securities during the period.

     Accounts payable decreased $14.5 million from October 31, 1996 to $19.7 million at May 4, 1997, due to payments made of unusually high payables at October 31, 1996 which had resulted from the acceptance of significant equipment purchases at the end of fiscal 1996. Accrued salaries and wages and other accrued liabilities increased to $11.1 million at May 4, 1997 from $9.8 million at October 31, 1996, largely as a result of fiscal 1997 accruals, including incentive compensation, and timing of other expenses.

     The Company has amended its revolving credit facility to permit borrowings of up to $30.0 million at any time through October 31, 1998. All amounts outstanding at October 31, 1998 will be due and payable on such date. The Company incurred $15.0 million of long-term debt during the first half of 1997. Other changes in long-term debt are due to the imputation of interest on the obligation incurred in connection with the Micro Mask acquisition. Deferred income taxes decreased from $7.5 million at October 31, 1996, to $6.8 million at May 4, 1997, largely due to a reduction in unrealized gains on investments.

     The Company's commitments represent on-going investments in additional manufacturing capacity, as well as advanced equipment for research and development of the next generation of higher technology and more complex photomasks. At May 4, 1997, the Company had commitments outstanding for capital expenditures of approximately $70 million. Additional commitments are expected to be incurred during 1997.

     Subsequent to the end of the first half of fiscal 1997, the Company sold $103.5 million of convertible subordinated notes, due in 2004, in a public offering. The notes bear interest at 6% per annum and are convertible into 1.85 million shares of the Company's common stock. The Company received the proceeds, net of the underwriting discounts and costs, of $100 million on May 29, 1997, and repaid the $15 million outstanding under its revolving credit facility. The Company believes that its currently available resources, together with its capacity for substantial growth and its accessibility to other debt and equity financing sources, are sufficient to satisfy its cash requirements for the foreseeable future.

EFFECT OF NEW ACCOUNTING STANDARD

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which establishes new standards for the computation and disclosure of earnings per share ("EPS"). The new statement requires dual presentation of "basic" EPS and "diluted" EPS. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The Company cannot adopt SFAS 128 until the first quarter of fiscal year 1998. The effect of SFAS 128, had it been adopted beginning in fiscal year 1996, would have been to present basic EPS that would have been greater than EPS actually reported by $0.01 for the second quarter of 1996 and $0.02 for the second quarter of 1997, and by $0.03 for the first six months of 1996 and $0.04 for the first six months of 1997. The presentation of diluted EPS would have been the same as EPS actually reported for the respective periods.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995:

Except for historical information, the matters discussed above may be considered forward-looking statements and may be subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected, including uncertainties in the market, pricing, competition, procurement and manufacturing efficiencies, and other risks.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

       (a) The matters set forth in this Item 4 were submitted to a vote of security holders of the Company at an Annual
           Meeting of Shareholders held on March 20, 1997.

       (b) The following directors, constituting the entire Board of Directors were elected at the Annual Meeting of Shareholders held on March 20, 1997. Also indicated
           are the affirmative, negative and authority withheld votes for each director.
                                                          Authority
                                          For     Against  Withheld
           Walter M. Fiederowicz       10,552,775    0     78,482
           Joseph A. Fiorita, Jr.      10,553,610    0     77,647
           Constantine S. Macricostas  10,553,225    0     78,032
           Yukio Tagawa                10,552,925    0     78,332
           Michael J. Yomazzo          10,552,925    0     78,332

       (c) The following additional matters, and the affirmative and negative votes and abstentions and broker non-votes with respect thereto, were approved at the Annual Meeting of Shareholders held on March 20, 1997:

           The ratification of the appointment of Deloitte and Touche LLP as the independent certified public accountants of the Company for the fiscal year ending October 31, 1997:

           Affirmative Votes..................... 10,619,521
           Negative Votes........................      5,465
           Abstentions/Broker Non-Votes..........      6,271


Item 6.  Exhibits and Reports of Form 8-K

       (a) Exhibits
           10.1 Third Amendment dated as of May 14,1997 to the Revolving Credit and Term Loan Agreement dated as of March 1, 1995 between the Company and The Chase
                 Manhattan Bank.

             27  Financial Data Schedule

       (b) Reports on Form 8-K

           During the quarter for which this report is filed, the Company filed a report on Form 8-K on May 13, 1997. Such report filed the Company's Condensed Consolidated Balance Sheet at May 4, 1997 (unaudited) and October 31, 1996, and Condensed Consolidated Statement of Earnings for the Three and Six Months Ended May 4, 1997 and April 30, 1996 (unaudited).

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











Date: June 13, 1997




















FORMS\10Q597/p