Form 10-Q
period 1997-08-03
PHOTRONICS INC
filed 1997-09-15
CIK 810136

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ......August 3, 1997.........

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


          Class                       Outstanding at August 3, 1997
Common Stock, $.01 par value               11,960,952 Shares
                        PHOTRONICS, INC.
                        AND SUBSIDIARIES


                              INDEX



                                                             Page

PART I.   FINANCIAL INFORMATION


     Item 1.   Financial Statements


               Condensed Consolidated Balance Sheet
               at August 3, 1997 (unaudited) and
               October 31, 1996                               3-4


               Condensed Consolidated Statement of
               Earnings for the Three and Nine Months
               Ended August 3, 1997 and July 31,
               1996 (unaudited)                                5


               Condensed Consolidated Statement of
               Cash Flows for the Nine Months Ended
               August 3, 1997 and July 31, 1996
               (unaudited)                                     6


               Notes to Condensed Consolidated
               Financial Statements (unaudited)                7


     Item 2.   Management's Discussion and Analysis
               of Results of Operations and
               Financial Condition                            8-12



PART II.  OTHER INFORMATION



     Item 6.   Exhibits and Reports on Form 8-K               12

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements



                    PHOTRONICS, INC. AND SUBSIDIARIES

                   Condensed Consolidated Balance Sheet

                         (dollars in thousands)

                                 ASSETS


                                              August 3,     October 31,
                                                1997           1996
                                             -----------    -----------
                                             (Unaudited)
Current assets:
  Cash, cash equivalents and
   short-term investments                     $ 93,678       $ 26,684

  Accounts receivable (less allowance
    for doubtful accounts of $235 in
    1997 and 1996)                              33,758         24,750

  Inventories                                    9,421          7,992

  Other current assets                           6,093          6,154
                                              --------       --------
     Total current assets                      142,950         65,580

Property, plant and equipment
 (less accumulated depreciation of
 $66,595 in 1997 and $52,740 in 1996)          170,668        123,666

Intangible assets (less accumulated
  amortization of $3,777 in 1997
  and $3,256 in 1996)                            8,483          9,305

Investments and other assets                    15,508         13,352
                                              --------       --------
                                              $337,609       $211,903
                                              ========       ========




See accompanying notes to consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheet
             (dollars in thousands, except per share amounts)
                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                              August 3,     October 31,
                                                1997           1996
                                             -----------    -----------
                                             (Unaudited)
Current liabilities:
  Current portion of long-term debt           $     40       $     38
  Accounts payable                              24,044         34,168
  Accrued salaries and wages                     7,181          5,561
  Other accrued liabilities                      9,050          4,200
                                              --------       --------
     Total current liabilities                  40,315         43,967

Long-term debt                                 106,412          1,987
Deferred income taxes and other liabilities     13,616          9,532
                                              --------       --------
     Total liabilities                         160,343         55,486
                                              --------       --------

Commitments and contingencies                        -              -
Shareholders' equity:
  Preferred stock, $0.01 par value,
   2,000,000 shares authorized,
   none issued and outstanding                       -              -

  Common stock, $0.01 par value,
   20,000,000 shares authorized,
   11,960,952 shares issued in 1997
   and 11,973,290 shares in 1996                   120            120

  Additional paid-in capital                    82,047         77,833
  Retained earnings                             92,321         73,973
  Unrealized gains on investments                3,923          4,678
  Treasury stock, 136,500 shares
   at cost                                           -           (245)

  Cumulative foreign currency
   translation adjustment                         (896)            58

  Deferred compensation on restricted stock       (249)             -

                                              --------       --------
     Total shareholders' equity                177,266        156,417
                                              --------       --------
                                              $337,609       $211,903
                                              ========       ========

See accompanying notes to consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES

               Condensed Consolidated Statement of Earnings

                 (in thousands, except per share amounts)
                               (Unaudited)



                                  Three Months Ended    Nine Months Ended
                                 --------------------   --------------------
                                 August 3,   July 31,   August 3,   July 31,
                                   1997        1996       1997        1996
                                 ---------  ---------   ---------  ---------
Net sales                         $53,081    $42,677    $142,144    $117,859


Costs and expenses:
 Cost of sales                     32,420     26,249      88,050      72,312
 Selling, general and
  administrative                    6,671      5,587      17,950      15,619
 Research and development           2,788      2,218       7,712       6,166
                                  -------    -------    --------    --------
Operating income                   11,202      8,623      28,432      23,762


Interest and other income
 (expense), net                      (263)       290       1,116       1,169
                                  -------    -------     -------    --------
Income before income taxes         10,939      8,913      29,548      24,931


Provision for income taxes          4,100      3,400      11,200       9,500
                                  -------    -------     -------    --------
Net income                        $ 6,839    $ 5,513     $18,348    $ 15,431
                                  =======    =======     =======    ========



Net income per common share         $0.55      $0.46       $1.48       $1.28
                                    =====      =====       =====       =====


Weighted average number of
 common shares outstanding         12,509     12,111      12,403      12,072
                                   ======     ======      ======      ======






See accompanying notes to consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statement of Cash Flows
                              (in thousands)
                               (Unaudited)
                                                        Nine Months Ended
                                                      ---------------------
                                                      August 3,    July 31,
                                                        1997         1996
                                                      ---------    --------
Cash flows from operating activities:
  Net income                                          $18,348      $15,431

  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                      15,142        9,400
    Gain on disposition of investments                 (1,308)           -
    Other                                                 724       (1,142)
    Changes in assets and liabilities, net of
     effects of acquisitions:
      Accounts receivable                              (9,008)      (7,389)
      Inventories                                      (1,429)      (1,159)
      Other current assets                                 61         (104)
      Accounts payable and other liabilities             (380)       9,491
                                                      -------      -------
Net cash provided by operating activities              22,150       24,528
                                                      -------      -------
Cash flows from investing activities:
  Acquisition of photomask operations                  (1,065)     (12,396)
  Deposits on and purchases of property,
    plant and equipment                               (57,416)     (40,834)
  Net change in short-term investments                (20,440)      13,961
  Proceeds from sale of investments                     1,658            -
  Other                                                  (875)       1,556
                                                      -------      -------
Net cash used in investing activities                 (78,138)     (37,713)
                                                      -------      -------
Cash flows from financing activities:
  Repayment of long-term debt                             (28)         (26)
  Issuance of subordinated notes, net
    of $3,803 financing costs                          99,697            -
  Proceeds from and tax effects of
    exercise of stock options and other                 2,873        2,274
                                                      -------      -------
Net cash provided by financing activities             102,542        2,248
                                                      -------      -------
Net increase (decrease) in cash
  and cash equivalents                                 46,554      (10,937)
Cash and cash equivalents at beginning of period       18,766       35,644
                                                      -------      -------
Cash and cash equivalents at end of period            $65,320      $24,707
                                                      =======      =======
Cash paid during the period for:
    Interest                                             $157         $ 24
    Income taxes                                       $6,981       $9,857

See accompanying notes to consolidated financial statements.

                PHOTRONICS, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements

            Three and Nine Months Ended August 3, 1997
                           (Unaudited)



NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and nine-month periods ended August 3, 1997 and July 31, 1996. Interim financial data presented herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the consolidated financial statements and footnotes as of October 31, 1996, which give a complete discussion of these matters.

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


NOTE 3 - ACQUISITION OF MZD

On June 26, 1997, the Company acquired all of the outstanding shares of MZD Maskenzentrum fur Mikrostrukturierung Dresden GmbH (MZD), an independent photomask manufacturer located in Dresden, Germany, for $3.1 million in cash and common shares of the Company. The acquisition was accounted for as a purchase and, accordingly, the acquisition price was allocated to property and equipment based on relative fair value. The results of MZD were not material to the Company for the periods presented.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
          Three and Nine Months ended August 3, 1997 versus July 31, 1996

OVERVIEW

     Photronics established its first operations outside of the United States beginning in fiscal 1996, by acquiring two European operations, opening a new manufacturing facility in Singapore and acquiring a minority interest in an independent photomask manufacturer in Korea. In addition, during the third quarter of 1997 the Company acquired MZD Maskenzentrum fur Mikrostrukturierung Dresden GmbH (MZD), an independent photomask manufacturer in Dresden, Germany. These facilities, together with the Company's five U.S. facilities, comprise a global manufacturing network of ten facilities supporting semiconductor fabricators in the Asian, European and North American markets. As a result, revenues from foreign markets increased in the first nine months of 1997, compared with the first nine months of 1996, and that trend is expected to continue.

     Revenues and costs also have been affected by the increased demand for higher technology photomasks which have higher average selling prices. To meet this demand and position the Company for future growth, the Company continues to make substantial investments in high-end manufacturing technology and capacity both at existing and new facilities. In addition to the Singapore facility, the Company completed construction of its new state-of-the-art facility in Allen, Texas, to which it relocated its Dallas, Texas, operation in the fourth quarter of fiscal 1996. The Company currently has two new manufacturing facilities under construction, one in Manchester, U.K., to which the existing Oldham, U.K. operation is currently being relocated, and a new manufacturing facility near Austin, Texas, which the Company expects will be operational in late 1997. In addition, the Company has announced its plans to break ground during the fourth quarter of 1997 for a new facility in Hillsboro, Oregon, which it expects to be operational in late 1998.

RESULTS OF OPERATIONS

Net Sales:
     Net sales for the three and nine months ended August 3, 1997 increased 24.4% to $53.1 million and 20.6% to $142.1 million, respectively, compared with $42.7 million and $117.9 million for the corresponding prior year periods. Sales from Photronics' new international manufacturing operations accounted for nearly one-half of the 1997 year-to-date increase. The remaining portion of the growth resulted from increased shipments to customers from existing facilities due to stronger high-end product demand and the availability of greater advanced manufacturing capability, reflecting the implementation of the Company's capacity expansion program.

Cost of Sales:
     Gross profit for the three and nine months ended August 3, 1997, increased 25.8% to $20.7 million, and 18.8% to $54.1 million, respectively, compared with $16.4 million and $45.5 million for the same periods in the prior fiscal year. Gross margins increased to 38.9% for the three months ended August 3, 1997, compared with 38.5% in the third quarter of 1996. The increase in gross margins resulted principally from a higher capacity utilization of the Company's installed equipment base, resulting in better absorption of costs from the Company's new manufacturing capacity and comparatively better margins in Europe and at Beta Squared. Year-to-date gross margins, however, were lower than in the previous year. Gross margins for the first nine months of 1997 amounted to 38.1% of sales whereas the gross margins for the same period in the prior year were 38.6%. Favorable margins resulting from a higher capacity utilization and a more favorable mix of higher-end products were offset by the cost of the Company's expanded manufacturing base, which was still in the process of ramping-up to higher levels of utilization earlier in the year, and the inclusion of international operations which generated margins below those generally experienced in the Company's domestic operations. In addition, margins were lower at the Company's Beta Squared subsidiary. To allow for increased manufacturing capability, the Company has continued to increase its staffing levels and added to its manufacturing systems, resulting in higher labor and equipment-related costs, including depreciation expense. The Company anticipates that its fixed operating costs will increase in connection with its continuing capacity expansion which it expects to offset with increases in net sales.

Selling, General and Administrative Expenses:
     Selling, general and administrative expenses increased 19.4% to $6.7 million and 14.9% to $18.0 million, respectively, for the three and nine months ended August 3, 1997, compared with $5.6 million and $15.6 million for the same periods in the prior fiscal year. However, as a percentage of net sales, selling, general and administrative expenses decreased to 12.6% for the three and nine months ended August 3, 1997, compared with 13.1% and 13.3% for the same periods in the prior fiscal year. The increases in costs resulted from the addition of the new international operations, as well as increased staffing and other costs associated with the Company's expansion domestically.

Research and Development:
     Research and development expenses for the three and nine months ended August 3, 1997, increased 25.7% to $2.8 million and 25.1% to $7.7 million, respectively, compared with $2.2 million and $6.2 million for the same periods in the prior fiscal year. These increases reflect continued engineering on more complex photomasks, including phase shift, optical proximity correction and deep ultra-violet technologies, as well as on Beta Squared's development of PLASMAX. As a percentage of net sales, research and development expenses increased to 5.3% and 5.4% for the three and nine months ended August 3, 1997, respectively, compared with 5.2% in each of the corresponding prior fiscal periods.

Other Income:
     Other income and expense decreased $0.6 million in the third quarter of 1997, principally as a result of interest expense on borrowings, including interest on the newly issued convertible notes. Interest and other income and expense, net, for the nine months ended August 3, 1997, was approximately the same as the prior fiscal year. However, the 1997 period included a $1.3 million gain from the sale of investment securities, offset by an increase in net interest expense resulting from borrowings and lower levels of funds available for investment, whereas the 1996 period consisted principally of interest income.

Net Income:
     Net income for the three and nine months ended August 3, 1997, increased 24.1% to $6.8 million, or $0.55 per share, and 18.9% to $18.3 million, or $1.48 per share, respectively, compared with $5.5 million, or $0.46 per share and $15.4 million, or $1.28 per share, for the same periods in the prior fiscal year. Net income in the first nine months of 1997 included $0.8 million, or $0.06 per share, from the gain on the sale of investment securities. The weighted average number of common shares outstanding increased to 12.5 million and 12.4 million for the three and nine months ended August 3, 1997, from 12.1 million for each of the periods in the prior fiscal year principally as a result of the issuance of shares in connection with employee stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments increased $67.0 million during the first nine months of fiscal 1997, largely as a result of $100 million of proceeds from the sale, during the third quarter, of a new issue of convertible subordinated notes. Offsetting this increase were $58.5 million of capital expenditures for building construction and equipment purchases in connection with the Company's expansion of manufacturing capacity, together with the acquisition of MZD in Dresden, Germany. Other increases in cash during the first nine months of 1997, included proceeds from the sale of investments of $1.6 million and $2.9 million from sales of stock under the employee stock option and purchase plans.

     Accounts receivable increased 36% to $33.8 million at August 3, 1997 from $24.8 million at October 31, 1996, primarily as a result of higher order activity over the course of the third quarter of 1997, and sales by the new foreign operations. Inventories increased $1.4 million, or 17.9% from October 1996 to $9.4 million at August 3, 1997, as a result of the purchase in 1997 of several machines for refurbishment and resale by Beta Squared.

     Property, plant and equipment increased to $170.7 million at August 3, 1997, from $123.7 million at October 31, 1996. Deposits on and purchases of equipment and construction in progress on new facilities aggregated $57.4 million during the nine months ended August 3, 1997. These increases were offset by depreciation expense totaling $14.4 million in the first nine months of fiscal 1997. The decrease in intangible assets from $9.3 million at October 31, 1996 to $8.5 million at August 4, 1997, was due primarily to amortization expense during the period.

     Investments and other assets increased from $13.4 million at October 31, 1996 to $15.5 million at August 3, 1997 due to the deferral of certain costs and fees incurred in connection with the convertible notes offering as well as the net increase in the fair value of investment securities during the period. These increases were offset by the sale of certain investment securities.

     Accounts payable decreased $10.1 million from October 31, 1996 to $24.0 million at August 3, 1997, due to payments made of unusually high payables at October 31, 1996 which had resulted from the acceptance of significant equipment purchases at the end of fiscal 1996. Accrued salaries and wages and other accrued liabilities increased to $16.2 million at August 3, 1997 from $9.8 million at October 31, 1996, largely as a result of fiscal 1997 accruals, including incentive compensation and timing of other expenses.

     During the third quarter of fiscal 1997, the Company sold $103.5 million of convertible subordinated notes, due in 2004, in a public offering. The notes bear interest at 6% per annum and are convertible into 1.85 million shares of the Company's common stock. The Company received the proceeds, net of the underwriting discounts and costs, of $100 million on May 29, 1997, and repaid $15 million outstanding under its revolving credit facility. Other changes in long-term debt were due to the imputation of interest on the obligation incurred in connection with the Micro Mask acquisition. Deferred income taxes and other liabilities increased from $9.5 million at October 31, 1996, to $13.6 million at August 3, 1997, largely due to increases in deferred income taxes on unrealized gains on investments and amounts due in the future in connection with the acquisition of MZD.

     The Company's commitments represent on-going investments in additional manufacturing capacity, as well as advanced equipment for research and development of the next generation of higher technology and more complex photomasks. At August 3, 1997, the Company had commitments outstanding for capital expenditures of approximately $70 million. Additional commitments are expected to be incurred during 1997.

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

EFFECT OF NEW ACCOUNTING STANDARD

     In February, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which establishes new standards for the computation and disclosure of earnings per share ("EPS"). The new statement requires dual presentation of "basic" EPS and "diluted" EPS. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The Company cannot adopt SFAS 128 until the first quarter of fiscal year 1998. The effect of SFAS 128, had it been adopted beginning in fiscal year 1996, would have been to present basic EPS that would have been greater than EPS actually reported by $0.01 for the third quarter of 1996 and $0.02 for the third quarter of 1997, and by $0.04 for the first nine months of 1996 and $0.06 for the first nine months of 1997. The presentation of diluted EPS would have been the same as EPS actually reported for the respective periods.

     In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". Both of these statements establish new standards for financial statement reporting and disclosure of certain information. Neither of the new statements is expected to have a material impact on the Company's current financial reporting.


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


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports of Form 8-K

       (a) Exhibits
           None

       (b) Reports on Form 8-K

           No reports on Form 8-K were filed by the Registrant.



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




Date: September 15, 1997


FORMS\10Q897/p