Form 10-K
period 1997-11-02
PHOTRONICS INC
filed 1998-01-28
CIK 810136

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                               FORM 10-K



(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended ...November 2, 1997...

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


As of December 31, 1997, 24,301,580 shares of the registrant's Common Stock were outstanding. The aggregate market value of registrant's voting stock held by non-affiliates of the registrant as of December 31, 1997 was approximately $515,600,000.

                         ________________________


                    DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 1998                     Incorporated into Part
Annual Meeting of Shareholders                   III of this Form 10-K.
to be held on March 18, 1998.

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

           During fiscal 1997, the Company continued to increase its global manufacturing network and enhance its technological and manufacturing capabilities by expanding its existing facilities and acquiring or establishing new manufacturing operations. In the United States, the Company continued its aggressive investment program in its manufacturing network, constructing a new state-of-the-art manufacturing facility in Austin, Texas, and adding leading edge manufacturing systems to its existing manufacturing operations. Construction of the new Austin, Texas facility was substantially completed during the last calendar quarter of 1997 and it will become operational in early 1998. In addition, in August 1997, the Company announced that it would construct a new manufacturing facility in the Portland, Oregon region. It is expected that the Oregon facility will commence operations in fiscal 1999.

           In the European market, the Company acquired Maskenzentrum Fur Mikrostrkturierung Dresden GmbH ("MZD") on June 26, 1997. The operations acquired represent a modern photomask manufacturing operation located in a leased facility in Dresden, Germany. The acquisition was funded with the issuance of shares of Common Stock and available cash reserves. The Company is continuing to operate this facility in place.
Further, in October 1997, the Company held the official grand opening of its new state-of-the-art manufacturing facility in Manchester, United Kingdom. As part of the establishment of this facility, the Company relocated operations from an existing facility in the region and vacated such existing facility.

           On October 17, 1997, the Company announced that it had reached an agreement in principle to acquire the internal photomask manufacturing operations of Motorola, Inc. ("Motorola") in Mesa, Arizona. The acquisition was completed on December 31, 1997 and the assets acquired included modern manufacturing systems capable of supporting a wide range of photomask technologies. Additionally, the Company entered into a supply agreement whereby it will supply the photomask requirements previously provided by the acquired operation. The Company will continue to operate the facility in place until it can be relocated to an independent facility in the Mesa area.

           In addition to its other efforts during 1997, the Company has continued to focus on maintaining technological leadership at its existing facilities. As a result, the Company has increased its research and development activities and has continued to invest in advanced manufacturing equipment to allow it to meet future technological and volume demands.

           The Company believes that its efforts have established it as a leading independent photomask manufacturer on a global basis and provided it with the facilities and expertise to continue to expand its sales base.

           The Company, through its wholly owned subsidiary Beta Squared, Inc. ("Beta Squared"), sells and services wafer plasma etching systems and engages in the sale of refurbished semiconductor manufacturing equipment, engineering services and replacement parts, and field service for such equipment on a third-party basis.

           The Company is a Connecticut corporation, organized in 1969. Its principal executive offices are located at 1061 East Indiantown Road, Jupiter, Florida, telephone (561) 745-1222.


Manufacturing Technology

           The Company manufactures photomasks, which are primarily used as masters to transfer circuit patterns onto semiconductor wafers. The Company's photomasks are manufactured in accordance with circuit designs provided on a confidential basis by its customers. The typical manufacturing process for one of the Company's photomasks involves receipt and conversion of circuit design data to manufacturing pattern data. This manufacturing data is then used to control the lithography system that exposes the circuit pattern onto the photomask blank. The exposed areas are dissolved and etched to produce that pattern on the photomask. The photomask is inspected for defects and conformity to the customer design data, any defects are repaired, any required pellicles (or protective membranes) are applied and, after final cleaning, the photomask is shipped to the customer.

           The Company currently supports customers across the full spectrum of integrated circuit production technologies by manufacturing photomasks using electron beam or laser-based technologies and, to a significantly lesser degree, optical-based technologies. Laser-based or electron beam systems are the predominant technologies used for photomask manufacturing.
Such technologies are capable of producing the finer line resolution, lighter overlay and larger die size for the larger and more complex circuits currently being designed. Laser and electron beam generated photomasks can be used with the most advanced processing techniques to produce VLSI (very large scale integrated circuit) devices. The Company currently owns a number of laser writing systems and electron beam systems and has committed to purchase additional advanced systems in order to maintain technological leadership. Compared to laser or electron beam generated photomasks, the production of photomasks by the optical method is less expensive, but also less precise. The optical method traditionally is used on less complex and lower priced photomasks.

           The first several levels of photomasks sometimes are required to be delivered by the Company within 24 hours from the time it receives a customer's design. The ability to manufacture high quality photomasks within short time periods is dependent upon efficient manufacturing methods, high yields and high equipment reliability. The Company believes that it meets these requirements and has made significant investments in manufacturing and data processing systems and statistical process control methods to optimize the manufacturing process and reduce cycle times.

           Quality control is an integral part of the photomask manufacturing process. Photomasks are manufactured in temperature, humidity and particulate controlled clean rooms because of the high level of precision, quality and yields required. Each photomask is inspected several times during the manufacturing process to ensure compliance with customer specifications. The Company has made a substantial investment in equipment to inspect and repair photomasks and to ensure that customer specifications are met. After inspection and any necessary repair, the Company utilizes technological processes to clean the photomasks prior to shipment.


Sales and Marketing

           The market for photomasks primarily consists of semiconductor manufacturers and designers, both domestic and international, including manufacturers that have the capability to manufacture photomasks. Generally, the Company and each of its customers engage in a qualification and correlation process before the Company becomes an approved supplier. Thereafter, the Company typically negotiates pricing parameters for a customer's orders based on the customer's specifications in order to expedite the placement of individual purchase orders. Some of these prices may remain in effect for an extended period. The Company also negotiates prices, and occasionally enters into purchase arrangements, based on the understanding that, so long as the Company's performance is competitive, the Company will receive a specified percentage of that customer's photomask requirements.

           The Company conducts its sales and marketing activities through a staff of full-time sales personnel and customer service representatives who work closely with the Company's general management and technical personnel. In addition to the sales personnel at the Company's manufacturing facilities in Brookfield, Connecticut; Milpitas and Sunnyvale, California; Colorado Springs, Colorado; Allen and Austin,
Texas; Dresden, Germany; Manchester, United Kingdom; Neuchatel,
Switzerland; and Singapore, the Company has sales offices in Carlsbad and Pasadena, California; Raleigh, North Carolina; Hillsboro, Oregon;
Lancaster, United Kingdom; Bailly, France; and Taiwan.

           The Company supports international customers through both its domestic and foreign facilities. The Company also has sub-contract manufacturing arrangements in Taiwan and Korea. The Company considers its presence in international markets important to attracting new customers, providing global solutions to its existing customers and serving customers that utilize manufacturing foundries outside of the United States, principally in Asia. For a statement of the amount of net sales, operating income or loss, and assets attributable to each of the Company's geographic areas of operations, see Note 13 of Notes to the Consolidated Financial Statements.


Equipment Sales and Services

           In addition to the manufacture of photomasks, the Company, through its wholly-owned subsidiary, Beta Squared, manufactures, sells and services a wafer plasma etching system used in the processing of semiconductor wafers. The original system was developed by Texas
Instruments which licensed to Beta Squared the right to manufacture and sell the system. Beta Squared also sells refurbished semiconductor Manufacturing equipment, engineering services and replacement parts and field service for such equipment on a third-party basis. Such activities represented approximately 2% of the Company's net sales during fiscal
1997.

Customers

           The Company primarily sells its products to leading semiconductor manufacturers. The Company's largest customers during fiscal 1997 included the following:

Advanced Micro Devices, Inc.          Micron Technology, Inc.
Analog Devices, Inc.                  Motorola, Inc.
Atmel Corporation                     National Semiconductor
Chartered Semiconductor                 Corporation
  Manufacturing, Ltd.                 Orbit Semiconductor Inc.
Cirrus Logic, Inc.                    Plessey Semiconductors Limited
Cypress Semiconductor Corporation     Rockwell International Corporation
Digital Equipment Corporation         Symbios Logic, Inc.
Integrated Device Technology, Inc.    Texas Instruments Incorporated
LSI Logic Corp.                       VLSI Technology, Inc.
Lucent Technologies, Inc.             Zilog, Inc.


           The Company has continually expanded its customer base and, during fiscal 1997, sold its products and services to approximately 400 customers. The Company assumed an agreement with Texas Instruments as part of the acquisition of the Dallas, Texas operation in fiscal 1993 and, as a result, Texas Instruments became a more significant customer of the Company. In fiscal 1997, sales to Texas Instruments represented approximately 23% of net sales, and the loss of Texas Instruments or a significant decrease in the amount of the purchases by Texas Instruments from the Company would have a material adverse effect on the Company. The agreement with Texas Instruments continues until March 31, 2000 and provides that the Company will be Texas Instruments' principal photomask supplier in the United States and Europe so long as the Company's price, quality, service and delivery are competitive. The agreement also requires the Company to ensure that prices charged to Texas Instruments are not less favorable than those otherwise extended by the Company to other customers with similar specifications, volume, delivery and other requirements. During fiscal 1997, no single customer other than Texas Instruments accounted for more than 10% of the Company's net sales. As a result of the acquisition of Motorola's Mesa, Arizona, photomask operation on December 31, 1997, it is anticipated that Motorola will become a more significant customer of the Company. The Company's five largest customers, in the aggregate, accounted for approximately 44% of net sales in fiscal 1997.


Research and Development

           The Company conducts ongoing research and development programs intended to maintain the Company's leadership in technology and manufacturing efficiency. Since fiscal 1994, the Company has increased its investment in research and development activities and current efforts include deep ultraviolet, phase-shift and optical proximity correction photomasks for advanced semiconductor manufacturing as well as photomasks for future generation post-optical manufacturing technologies such as x-ray and electron beam. Phase-shift and optical proximity correction photomasks use advanced lithography techniques for enhanced resolutions of images on a semiconductor wafer. Post-optical manufacturing technologies use an exposure source other than light (such as an x-ray or electron beam source) for wafer patterning and are designed for the manufacture of integrated circuits with critical dimensions below that believed possible with currently utilized optical exposure methods. Post-optical manufacturing technologies are still under development and have not yet been adopted as standard production methods. The Company incurred expenses of $7.9 million (including a non-recurring charge of $1.5 million), $8.5 million and $10.6 million for research and development in fiscal 1995, 1996 and 1997, respectively. While the Company believes that it possesses valuable proprietary information and has received licenses under certain patents, the Company does not believe that patents are a material factor in the photomask manufacturing business and it holds only one patent.

Materials and Supplies

           Raw materials utilized by the Company generally include high precision quartz plates, which are used as photomask blanks, primarily obtained from Japanese suppliers (including Toppan Printing Co., Ltd. ["Toppan"] and Hoya Corporation ["Hoya"]), pellicles (which are protective transparent cellulose membranes) and electronic grade chemicals used in the manufacturing process. Such materials are generally available from a number of suppliers and the Company is not dependent on any one supplier for its raw materials. The Company believes that its utilization of a broad range of suppliers enables it to access the most advanced material technology available. The Company has established purchasing arrangements with each of Toppan and Hoya and it is expected that the Company will purchase substantially all of its photomask blanks from Toppan and Hoya so long as their price, quality, delivery and service are competitive.

           The Company relies on a limited number of equipment suppliers to develop and supply the equipment used in the photomask manufacturing process. Although the Company has been able to obtain equipment on a timely basis, the inability to obtain equipment when required could adversely affect the Company's business and results of operations. The Company also relies on these suppliers to develop future generations of manufacturing systems to support the Company's requirements.


Backlog

           The first several levels of photomasks for a circuit sometimes are required to be shipped within 24 hours of receiving a customer's design. Because of the short period between order and shipment dates (typically from one day to two weeks) for the principal portion of the Company's sales, the dollar amount of current backlog is not considered to be a reliable indication of future sales volume.





Competition

           The photomask industry is highly competitive and most of the Company's customers utilize more than one photomask supplier. The Company's ability to compete primarily depends upon the consistency of product quality and timeliness of delivery, as well as pricing, technical capability and service. The Company also believes that proximity to customers is an important factor in certain markets. Certain competitors have considerably greater financial and other resources than the Company. The Company believes that it is able to compete effectively because of its dedication to customer service, its investment in state-of-the-art photomask equipment and facilities and its experienced technical employees.

           There has been a decrease since the mid-1980s in the number of independent manufacturers as a result of independents being acquired or discontinuing operations. The Company believes that entry into the market by a new independent manufacturer would require a major investment of capital, a significant period of time to establish a commercially viable operation and additional time to attain meaningful market share and achieve profitability. In the past, competition and relatively flat demand led to pressure to reduce prices which the Company believes contributed to the decrease in the number of independent manufacturers. Although independent photomask manufacturers have experienced increased demand since late 1993, there can be no assurance that past trends in pricing and demand will not re-emerge.

           Based upon available market information, the Company believes that it has a larger share of the United States market than any other photomask manufacturer and that it is one of the largest photomask manufacturers in the world. Competitors in the United States include DuPont Photomasks and Align-Rite International; and in international markets, Dai Nippon
Printing, Toppan, Hoya, DuPont, Taiwan Mask Corp., Innova, Align-Rite and Compugraphics. In addition, some of the Company's customers possess their own captive facilities for manufacturing photomasks and certain semiconductor manufacturers market their photomask manufacturing services to outside customers as well as to their internal organization.


Employees

           As of November 2, 1997, the Company employed approximately 1,050 persons on a full-time basis. The Company believes that it offers competitive compensation and other benefits and that its employee relations are good. Except for employees in the United Kingdom, none of the Company's employees is represented by a union.


ITEM 1A.   EXECUTIVE OFFICERS OF REGISTRANT

           The names of the executive officers of the Company are set forth below, together with the positions held by each person in the Company.
All executive officers are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

                                                       SERVED AS AN
   NAME AND AGE                    POSITION           OFFICER SINCE

Constantine S. Macricostas, 62   Chairman of the            1974
                                 Board and Director

Michael J. Yomazzo, 55           President,                 1977
                                 Chief Executive
                                 Officer and Director

Jeffrey P. Moonan, 41            Senior Vice President,     1988
                                 General Counsel and
                                 Secretary

Robert J. Bollo, 53              Vice President/Finance     1994
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

           For the past five years each of the executive officers of the Company held the office shown, except as follows:

           Mr. Macricostas served as Chief Executive Officer until August 1997. Mr. Macricostas also serves as a Director of Nutmeg Federal Savings and Loan Association and the DII Group, Inc., a supplier of integrated electronic manufacturing products and services.

           Michael J. Yomazzo has been President and Chief Executive Officer since August 1997. From January 1994 until August 1997 he served as President and Chief Operating Officer and from November 1990 until January 1994, he served as Executive Vice President and Chief Financial Officer.

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


                                   Facility Size       Type of
     Location                        (sq.ft.)          Interest

Brookfield, CT (Building #1)          19,600            Owned
Brookfield, CT (Building #2)          20,000            Leased
Milpitas, CA (2 buildings)            49,000            Leased
Sunnyvale, CA (3 buildings)           40,000            Owned
Colorado Springs, CO                  27,000            Leased
Allen, TX                             60,000            Owned
Austin, TX                            50,000            Owned
Manchester, UK                        42,000            Owned
Neuchatel, Switzerland                 7,000            Leased
Singapore                             20,000            Leased
Dresden, Germany                      10,000            Leased

           Lease terms range from five years with options to renew to up to twenty years for other facilities. In addition, the Company leases office space in Jupiter, Florida; Carlsbad and Pasadena, California; Hillsboro, Oregon and certain adjacent property in Brookfield, Connecticut. The Company has also obtained property in Hillsboro, Oregon for the construction of an additional manufacturing facility.

           The Company believes it has made adequate arrangements for the lease or ownership of its current manufacturing facilities and continually evaluates opportunities for further expansion, both domestically and internationally.

           The leased properties in Brookfield, Connecticut, are leased from entities controlled by Constantine S. Macricostas under fixed lease rates which were determined by reference to fair market value rates at the beginning of the respective lease term. Mr. Macricostas is Chairman of the Board and a Director of the Company.

           For the year ended November 2, 1997, the Company leased real property and equipment at an aggregate annual rental of approximately $1.2 million and $3.3 million, respectively.

           Other than new manufacturing facilities or equipment which have not yet been placed into service, the Company believes it substantially utilized its facilities during the 1997 fiscal year.


ITEM 3.   LEGAL PROCEEDINGS

           The Company is not a party to any material pending legal proceedings, nor is the property of the Company subject to any such proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           A special meeting of the shareholders of the Company was held on November 13, 1997 pursuant to a Notice of Meeting and Proxy Statement, dated October 6, 1997. The meeting was called for the sole purpose of approving an amendment to the Certificate of Incorporation of the Company increasing the authorized Common Stock of the Company from 20,000,000 to 75,000,000 shares. The vote on such amendment was as follows:

                       For              8,801,215
                       Against          1,345,440
                       Abstain              9,712
                       Broker Non-Votes         0

The number of shares outstanding for the meeting was 12,062,368 and the amendment was approved at the meeting.

                                PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDERS' MATTERS

           The Common Stock of the Company is traded on the NASDAQ National Market System (NMS) under the symbol PLAB. The table below shows the range of high and low sale prices per share for each quarter for fiscal year 1997 and 1996, as reported on the NASDAQ NMS. All per share prices have been adjusted for a two-for-one stock split for shareholders of record on November 17, 1997.

                                                 High        Low
                                                ------     ------
    Fiscal Year Ended November 2, 1997:
        Quarter Ended February 2, 1997          $20.13     $11.75
        Quarter Ended May 4, 1997                19.25      13.13
        Quarter Ended August 3, 1997             28.50      17.31
        Quarter Ended November 2, 1997           32.06      16.75

    Fiscal Year Ended October 31, 1996:
        Quarter Ended January 31, 1996          $16.38     $ 9.63
        Quarter Ended April 30, 1996             13.75       9.38
        Quarter Ended July 31, 1996              15.00       9.88
        Quarter Ended October 31, 1996           17.50      12.38


           On December 31, 1997, the closing sale price for the Common Stock as reported by NASDAQ was $24.25. Based on information available to the Company, the Company believes it has approximately 5,000 beneficial shareholders.

           The Company has not paid any cash dividend to date and, for the foreseeable future, anticipates that earnings will continue to be retained for use in its business.

ITEM 6.   SELECTED FINANCIAL DATA

           The following selected financial data is derived from the Company's consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K. All share and per share amounts have been adjusted for a two-for-one stock split effected November, 1997.



                                      Year Ended                         Years Ended October 31,
                                      November 2,       -------------------------------------------------------
                                         1997             1996            1995            1994            1993
                                      -----------       --------        --------        -------         -------
                                                                (in thousands, except per share amounts)
OPERATING DATA:

 Net sales                             $197,451         $160,071        $125,299        $80,696         $48,363

 Costs and expenses:
  Cost of sales                         121,502           98,267          76,683         51,204          32,048
  Selling, general and
   administrative                        24,940           21,079          17,127         10,517           6,580
  Research and development               10,605            8,460           7,899          4,738           2,744
                                       --------         --------        --------        -------         -------
   Operating income                      40,404           32,265          23,590         14,237           6,991

 Other income and expense:
  Interest income                         2,424            1,601           1,627            568             547
  Interest expense                       (2,226)            (160)           (141)           (75)           (101)
  Other income (expense), net               834              197           4,766            571              (1)
                                       --------         --------        --------        -------         -------
 Income before income taxes
  and cumulative effect of
  change in accounting for
  income taxes                           41,436           33,903          29,842         15,301           7,436

 Provision for income taxes              15,800           12,900          11,210          5,202           2,528
                                       --------         --------        --------        -------         -------
 Income before cumulative effect
  of change in accounting
  for income taxes                       25,636           21,003          18,632         10,099           4,908

 Cumulative effect of change in
  accounting for income taxes                 -                -               -            237               -
                                       --------         --------        --------        -------         -------
   Net income                          $ 25,636         $ 21,003        $ 18,632        $10,336         $ 4,908
                                       ========         ========        ========        =======         =======

 Net income per share:
  Income before cumulative effect
   of change in accounting
   for income taxes                      $1.03            $0.87           $0.83          $0.50           $0.29

  Cumulative effect of change in
   accounting for income taxes               -                -               -           0.01               -
                                         -----            -----           -----          -----           -----
    Net income                           $1.03            $0.87           $0.83          $0.51           $0.29
                                         =====            =====           =====          =====           =====
 Weighted average number of
  common shares outstanding              24,916           24,202          22,414         20,124          16,744
                                         ======           ======          ======         ======          ======





                                      November 2,                             October 31,
                                                        -------------------------------------------------------
                                         1997             1996            1995            1994            1993
                                      -----------       --------        --------        -------         -------

BALANCE SHEET DATA:

 Working capital                       $ 81,398         $ 21,613        $ 49,653         $32,329         $17,577
 Property, plant and equipment          203,813          123,666          72,063          39,205          41,585
 Total assets                           365,212          211,903         174,218          98,346          74,441
 Long-term debt                         106,194            1,987           1,809             495           1,051
 Shareholders' equity                   185,975          156,417         134,045          80,402          62,626
 Cash dividends declared per share            -                -               -               -               -


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the
Years Ended November 2, 1997 and October 31, 1996 and 1995

OVERVIEW

           In fiscal 1996, Photronics established its first operations outside of the United States by acquiring operations in Oldham, U.K., and in Neuchatel, Switzerland, opening a new manufacturing facility in Singapore and acquiring a minority interest in an independent photomask manufacturer in Korea. In addition, during 1997 the Company acquired an independent photomask manufacturer in Dresden, Germany. These facilities, together with the Company's five existing U.S. facilities, comprised a global manufacturing network of ten facilities supporting semiconductor fabricators in the Asian, European and North American markets. As a result of the Company's globalization, revenues from foreign operations increased to 11.9% in 1997, compared with 4.3% in 1996, and that trend is expected to continue. Individually, none of these acquisitions had a material effect on the result of operations in fiscal 1996 or 1997 (see
Note 6 of Notes to the Consolidated Financial Statements). Substantially all of the Company's consolidated Asian sales are denominated in U.S.
Dollars resulting in minimal foreign currency exchange risk on transactions due to recent weaknesses in Asian currencies.

           Revenues and costs also have been affected by the increased demand for higher technology photomasks which require more advanced manufacturing capabilities and generally command higher average selling prices. To meet this demand and position the Company for future growth, the Company continues to make substantial investments in high-end manufacturing technology and capacity both at existing and new facilities. Since 1996, the Company has constructed four (4) new manufacturing facilities. In addition to the Singapore facility, the Company completed construction of its new state-of-the-art facility in Allen, Texas, to which it relocated its Dallas, Texas operation in the fourth quarter of fiscal 1996.
During the fourth quarter of 1997, the Company completed construction of its new state-of-the-art facility in Manchester, U.K., to which the former Oldham, U.K. operation was relocated. During 1997, the Company completed construction of a new manufacturing facility near Austin, Texas, which will be operational in early 1998. The Company has also announced its plans to construct a new facility in Hillsboro, Oregon, which it expects to be operational in 1999. In addition, on December 31, 1997, the Company acquired the internal photomask manufacturing operation of Motorola, Inc.
in Mesa, Arizona, and plans to relocate that operation to an independent facility in the Mesa area by early 1999 (see Note 14 of Notes to Consolidated Financial Statements).

RESULTS OF OPERATIONS

Net Sales:

           Net sales for the fiscal year ended November 2, 1997 increased 23% to $197.5 million, compared with $160.1 million in the prior year. Sales from Photronics' new international manufacturing operations accounted for approximately 40% of the 1997 increase. The remaining portion of the growth resulted from increased shipments to customers from existing facilities due to stronger high-end product demand and the availability of greater advanced manufacturing capability, reflecting the implementation of the Company's capacity expansion program.

           Net sales in fiscal 1996 represented an increase of 27.8% over fiscal 1995 net sales of $125.3 million. The majority of the growth was from increased shipments to customers from existing facilities due to greater manufacturing capacity resulting from the Company's capital expansion program, and from increased average selling prices due to a larger proportion of higher technology photomask shipments in fiscal 1996. Approximately 20% of the increase was attributable to the European acquisitions. The increase in sales was also favorably affected by the inclusion of a full year's sales for the Company's Colorado and Sunnyvale facilities which were acquired during fiscal 1995, and increased sales from the Company's wholly owned subsidiary, Beta Squared, Inc. ("Beta
Squared").

Cost of Sales:

           Cost of sales for the year ended November 2, 1997, increased 23.6% to $121.5 million, compared with $98.3 million in the prior fiscal year.
Gross margins decreased slightly to 38.5% of sales in 1997, compared with 38.6% in 1996. Favorable margins resulting from a higher capacity utilization and a more favorable mix of higher-end products were offset by the cost of the Company's expanded manufacturing base, which was still in the process of ramping-up to higher levels of utilization earlier in the year, and the inclusion of international operations which generated margins below those generally experienced in the Company's domestic operations. In addition, margins were lower at the Company's Beta Squared subsidiary. To allow for increased manufacturing capability, the Company has continued to increase its staffing levels and added to its manufacturing systems, resulting in higher labor and equipment-related costs, including depreciation expense. The Company anticipates that its fixed operating costs will increase in connection with its continuing capacity expansion which it expects to offset with increases in net sales.

           Cost of sales for fiscal 1996 increased 28.1% over fiscal 1995 cost of sales of $76.7 million. These increases resulted principally from increases in sales volume, including those resulting from the Company's acquisitions. To meet the increased production demands, the Company increased its staffing levels and manufacturing capacity, resulting in, among other things, increased labor costs, depreciation expense and
equipment maintenance costs.   Gross margins as a percentage of net sales
decreased slightly to 38.6% in fiscal 1996, compared with 38.8% in fiscal 1995. Improvements from higher capacity utilization of the Company's installed equipment base and a more favorable mix of advanced photomasks were offset by the absorption of increased costs resulting from manufacturing capacity expansion and lower margins generally at recently acquired operations, at Beta Squared, and on sales contracted to foreign manufacturing partners.

Selling, General and Administrative Expenses:

           Selling, general and administrative expenses increased 18.3% to $24.9 million for the year ended November 2, 1997, compared with $21.1 million in the prior fiscal year. However, as a percentage of net sales, selling, general and administrative expenses decreased to 12.6% in 1997, compared with 13.2% in 1996. The increases in costs resulted from the addition of the new international operations, as well as increased staffing and other costs associated with the Company's domestic expansion.

           Selling, general and administrative expenses in fiscal 1996 increased 23.1% over fiscal 1995 expenses of $17.1 million. Nearly half of all the increase was due to the addition of the Company's foreign operations. The remaining increase primarily is attributable to the inclusion of a full year's expenses for the Company's Colorado and Sunnyvale facilities which were acquired during fiscal 1995 and increased staffing levels to accommodate the Company's significant growth, partially offset by lower incentive compensation expense. As a percentage of net sales, selling, general and administrative expenses decreased to 13.2% for fiscal 1996 compared to 13.7% in the prior fiscal year, largely due to the lower level of employee incentive compensation expenses in fiscal 1996.

Research and Development:

           Research and development expenses for the year ended November 2, 1997, increased 25.4% to $10.6 million, compared with $8.5 million in the prior fiscal year. This increase reflects continued engineering on more complex photomasks, including phase shift, optical proximity correction and deep ultra-violet technologies, as well as on next generation "post-optical" technologies, such as SCALPEL and x-ray. In addition, 1997 R&D expense included Beta Squared's development of PLASMAX, a proprietary "in-situ" dry cleaning process that removes contamination from a silicon wafer during plasma etching. As a percentage of net sales, research and development expenses increased to 5.4% for the year ended November 2, 1997, compared with 5.3% in the prior fiscal year.

           Research and development expenses in fiscal 1996 increased 7.1% over fiscal 1995 expenses of $7.9 million. In connection with the Microphase acquisition in fiscal 1995, the Company recorded a one-time charge of $1.5 million, representing amounts assigned to certain Microphase research and development projects, principally for the manufacture of large area masks, which were expensed upon acquisition. Excluding this non-recurring charge, research and development expenses for fiscal 1996 increased approximately 32% compared to fiscal 1995. This increase reflected the expansion of the Company's research and development organization and the resulting increase in its development efforts that have focused on new high-end, more complex photomasks utilizing phase shift, optical proximity correction and deep ultra-violet technologies, and on large area photomasks. As a percentage of net sales, excluding the Microphase charge, research and development expenses increased to 5.3% in fiscal 1996 from 5.1% in fiscal 1995.

Other Income and Expense:

           Other income and expense decreased $0.6 million in fiscal 1997, principally as a result of interest expense on borrowings, including interest on the newly issued convertible notes. However, 1997 included a $1.6 million gain from the sale of investment securities, offset by an increase in net interest expense resulting from borrowings and lower levels of funds available for investment earlier in the year.

           Other income for fiscal 1996 consisted principally of interest income which remained fairly constant at $1.6 million compared with 1995. Other income, net, decreased to $0.2 million for fiscal 1996 compared to $4.8 million for the prior fiscal year principally due to the $5.1 million net gain from the sales of investment securities during fiscal 1995.

           Minority interest expense and foreign currency transaction gains or losses were not significant in fiscal 1997 or 1996.

Income Taxes:

           The Company provided federal, state and foreign income taxes at an estimated combined effective annual tax rate of 38.1% in 1997 as compared to 38.0% in 1996 and 37.6% in 1995. The increase in the Company's estimated tax rate primarily is the result of a decrease in tax-exempt investment income.

Net Income:

           Net income for the year ended November 2, 1997, increased 22.1% to $25.6 million, or $1.03 per share, compared with $21.0 million, or $0.87 per share, in the prior fiscal year. Net income in 1997 included $1.0 million, or $0.04 per share, from the gain on the sale of investment securities. The weighted average number of common shares outstanding increased to 24.9 million for the year ended November 2, 1997, from 24.2 million in the prior fiscal year, principally as a result of the issuance of shares in connection with employee stock option exercises.

           Net income for fiscal 1996 increased 12.7% over fiscal 1995 net income of $18.6 million, or $0.83 per share. Excluding the non-recurring research and development charge and the net gain from the sale of investment securities in fiscal 1995 which increased net income by approximately $2 million, or $0.08 per share, net income for fiscal 1996 increased approximately 26%. Earnings per share were based on 24.2 million weighted average shares outstanding in fiscal 1996, compared with
22.4 million shares in 1995. The increase in weighted average shares outstanding in fiscal 1996 and 1995 principally are the result of a public offering of 3.0 million shares in April and May 1995 and the issuance of approximately 200,000 shares in connection with the Microphase acquisition in June 1995.

           All share and earnings per share amounts have been adjusted for a two-for-one stock split effected in November 1997 (see Note 14 of Notes to the Consolidated Financial Statements).


LIQUIDITY AND CAPITAL RESOURCES

           The Company's cash, cash equivalents and short-term investments increased $59.4 million during fiscal 1997, largely as a result of $100 million of proceeds from the sale of a new issue of convertible subordinated notes. In addition, operating activities provided cash of $46.5 million. Offsetting these increases were $97.4 million of capital expenditures for building construction and equipment purchases in connection with the Company's expansion of manufacturing capacity, together with the acquisition of MZD in Dresden, Germany. Other increases in cash during 1997, included proceeds from the sale of investments of $1.9 million, and $6.1 million from sales of stock under the employee stock option and purchase plans.

           Accounts receivable increased 40% to $34.6 million at November 2, 1997 from $24.8 million at October 31, 1996, primarily as a result of higher order activity over the course of the fourth quarter of 1997, and sales by the new foreign operations. Inventories increased $3.3 million, or 41.4% from October 31, 1996 to $11.3 million at November 2, 1997, as a result of higher volumes and more locations, as well as the purchase in 1997 of several machines for refurbishment and resale by Beta Squared.
Other current assets increased to $7.0 million at November 2, 1997, from $6.2 million at October 31, 1996, primarily due to an increase in prepaid expenses.

           Property, plant and equipment increased to $203.8 million at November 2, 1997, from $123.7 million at October 31, 1996. Deposits on and purchases of equipment and construction in progress on new facilities
aggregated $96.3 million during the year ended November 2, 1997.   These
increases were offset by depreciation expense totalling $19.8 million in
fiscal 1997.    The decrease in intangible assets from $9.3 million at
October 31, 1996 to $8.2 million at November 2, 1997, was due primarily to amortization expense during the year.

           Investments and other assets increased from $13.4 million at October 31, 1996 to $14.2 million at November 2, 1997 due to the deferral of certain costs and fees incurred in connection with the issuance of convertible notes, offset by the sale of certain investment securities.

           In addition to new foreign operations and a higher level of costs generally due to the Company's growth, accounts payable and other accrued liabilities increased $8.0 million from October 31, 1996 to $46.4 million at November 2, 1997, due to the substantial completion of construction in Austin, Texas and in Manchester, U.K., and the acceptance of a significant amount of new capital equipment at the end of the year. Accrued salaries and wages increased to $7.4 million at November 2, 1997 from $5.6 million at October 31, 1996, largely as a result of fiscal 1997 accruals, including incentive compensation and timing of other expenses.

           During 1997, the Company sold $103.5 million of convertible subordinated notes, due in 2004, in a public offering. The notes bear interest at 6% per annum and are convertible into 3.7 million shares of the Company's common stock. The Company received the proceeds, net of underwriting discounts and costs, of $100 million on May 29, 1997, and repaid $15 million outstanding under its revolving credit facility. Other changes in long-term debt were due to the imputation of interest on the obligation incurred in connection with an acquisition in fiscal 1995.

           Deferred income taxes and other liabilities increased from $9.5 million at October 31, 1996, to $15.5 million at November 2, 1997, largely due to increases in deferred income taxes resulting from the increase in accelerated depreciation for tax purposes and amounts due in the future in connection with the acquisition of MZD.

           The Company's commitments represent on-going investments in additional manufacturing capacity, as well as advanced equipment for research and development of the next generation of higher technology and more complex photomasks. At November 2, 1997, the Company had commitments outstanding for capital expenditures of approximately $53 million. Additional commitments are expected to be incurred during 1998.

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

EFFECT OF NEW ACCOUNTING STANDARDS

           In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which establishes new standards for the computation and disclosure of earnings per share ("EPS"). The new statement requires dual presentation of "basic" EPS and "diluted" EPS. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The Company cannot adopt SFAS 128 until the first quarter of fiscal 1998. The effect of SFAS 128, had it been adopted beginning in fiscal 1995, would have been to present basic EPS that would have been greater than EPS actually reported by $0.04 for 1995, by $0.02 for 1996 and $0.04 for 1997. The presentation of diluted EPS would have been the same as EPS actually reported for the respective periods.

           In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Both of these statements establish new standards for financial statement reporting and disclosure of certain information effective for the Company in fiscal 1999. Neither of the new statements is expected to have a material impact on the Company's current financial reporting.


YEAR 2000 COSTS

           The Company is currently implementing new worldwide computerized manufacturing and information systems which will be completed in 1998.
Such systems have the ability to process transactions with dates for the year 2000 and beyond at no incremental cost and, accordingly, "Year 2000" issues are not expected to have any material impact on the Company's future financial condition or results of operations.


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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA








              INDEX TO CONSOLIDATED FINANCIAL STATEMENT


                                                             Page


Independent Auditors'
    Report..........................................          19



Consolidated Balance Sheet
    at November 2, 1997 and October 31, 1996........       20 - 21



Consolidated Statement of Earnings for
    the years ended November 2, 1997 and
    October 31, 1996 and 1995.......................          22



Consolidated Statement of Shareholders'
    Equity for the years ended November 2,
    1997 and October 31, 1996 and 1995..............          23



Consolidated Statement of Cash Flows
    for the years ended November 2,
    1997 and October 31, 1996 and 1995..............          24



Notes to Consolidated
    Financial Statements............................       25 - 36

                     Independent Auditors' Report








Board of Directors and Shareholders
Photronics, Inc.
Jupiter, Florida


We have audited the accompanying consolidated balance sheets of Photronics, Inc. and its subsidiaries as of November 2, 1997 and October 31, 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended November 2, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Photronics, Inc. and its subsidiaries as of November 2, 1997 and October 31, 1996, and the results of their operations and their cash flows for each of the three years in the period ended November 2, 1997 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP


Hartford, Connecticut
December 8, 1997

                   PHOTRONICS, INC. AND SUBSIDIARIES

                      Consolidated Balance Sheet

                 November 2, 1997 and October 31, 1996

                        (dollars in thousands)




Assets                                          1997            1996
------                                        --------        --------
Current assets:
  Cash and cash equivalents                   $ 57,845        $ 18,766
  Short-term investments                        28,189           7,918
  Accounts receivable (less allowance
    for doubtful accounts of $235 in
    1997 and 1996)                              34,563          24,750
  Inventories                                   11,302           7,992
  Other current assets                           7,038           6,154
                                              --------        --------
   Total current assets                        138,937          65,580

Property, plant and equipment                  203,813         123,666
Intangible assets (less accumulated
    amortization of $4,048 in 1997
    and $3,256 in 1996)                          8,218           9,305
Investments                                     10,421          13,239
Other assets                                     3,823             113
                                              --------        --------
                                              $365,212        $211,903
                                              ========        ========



See accompanying notes to consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES

                       Consolidated Balance Sheet

                  November 2, 1997 and October 31, 1996

             (dollars in thousands, except per share amounts)


Liabilities and Shareholders' Equity            1997              1996
------------------------------------          --------          --------
Current liabilities:
  Current portion of long-term debt           $    272          $     38
  Accounts payable                              34,173            34,168
  Income taxes payable                           3,454                 -
  Accrued salaries and wages                     7,423             5,561
  Other accrued liabilities                     12,217             4,200
                                              --------          --------
     Total current liabilities                  57,539            43,967

Long-term debt                                 106,194             1,987
Deferred income taxes                           10,508             7,481
Other liabilities                                4,996             2,051
                                              --------          --------
     Total liabilities                         179,237            55,486
                                              --------          --------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value,
   2,000,000 shares authorized,
   none issued and outstanding                       -                -

  Common stock, $.01 par value,
   75,000,000 shares authorized in 1997,
   20,000,000 shares authorized in 1996,
   24,300,970 shares issued in 1997 and
   11,973,290 shares issued in 1996                243              120
  Additional paid-in capital                    85,129           77,833
  Retained earnings                             99,609           73,973
  Unrealized gains on investments                3,251            4,678
  Treasury stock, 136,500 shares at cost             -             (245)

  Foreign currency translation adjustment       (2,008)              58

  Deferred compensation on
    restricted stock                              (249)               -
                                              --------         --------
     Total shareholders' equity                185,975          156,417
                                              --------         --------
                                              $365,212         $211,903
                                              ========         ========

See accompanying notes to consolidated financial statements.

                   PHOTRONICS, INC. AND SUBSIDIARIES

                  Consolidated Statement of Earnings

      Years Ended November 2, 1997 and October 31, 1996 and 1995

               (in thousands, except per share amounts)



                                1997             1996            1995
                              --------         --------        --------
Net sales                     $197,451         $160,071        $125,299

Costs and expenses:

  Cost of sales                121,502           98,267          76,683

  Selling, general
   and administrative           24,940           21,079          17,127

  Research and development      10,605            8,460           7,899
                              --------         --------         --------
    Operating income            40,404           32,265          23,590



Other income and expense:

  Interest income                2,424            1,601           1,627

  Interest expense              (2,226)            (160)           (141)

  Other income, net                834              197           4,766
                                -------         --------        --------

Income before income taxes      41,436           33,903          29,842

Provision for income taxes      15,800           12,900          11,210
                              --------         --------        --------
     Net income               $ 25,636         $ 21,003        $ 18,632
                              ========         ========        ========

Net income per common share      $1.03            $0.87           $0.83
                                 =====            =====           =====

Weighted average number of
  common shares outstanding     24,916           24,202          22,414
                                ======           ======          ======


See accompanying notes to consolidated financial statements.

                     PHOTRONICS, INC. AND SUBSIDIARIES
               Consolidated Statement of Shareholders' Equity
         Years Ended November 2, 1997 and October 31, 1996 and 1995
                               (in thousands)
                                                                  Unreal-              Foreign
                                                                   ized                Currency   Deferred
                                             Addi-                 Gains                Trans-    Compensa-
                            Common Stock    tional                  on                  lation     tion on        Total
                           --------------   Paid-In    Retained   Invest-   Treasury    Adjust-   Restricted   Shareholders'
                           Shares  Amount   Capital    Earnings    ments     Stock       ment       Stock         Equity
                           ------  ------   -------    --------   ------    --------   --------   ----------   -------------
Balance at
  November 1, 1994          6,660   $ 67    $41,338    $34,338    $5,608     ($245)    $      -     ($704)       $ 80,402

  Net income                    -      -          -     18,632         -         -            -         -          18,632

  Sale of common stock
   in connection with
   public offering          1,500     15     29,336          -         -         -            -         -          29,351

  Issuance of common
   stock related to
   acquisition                 98      1      2,399          -         -         -            -         -           2,400

  Sale of common stock
   through warrants and
   employee stock option
   and purchase plans         170      2      2,043          -         -         -            -         -           2,045

  Amortization of
   restricted stock to
   compensation expense         -      -          -          -         -         -            -       352             352

  Change in unrealized
   gains on investments         -      -          -          -       863         -            -         -             863

  Three-for-two stock split 3,330     33        (33)         -         -         -            -         -               -
                           ------   ----    --------    ------    ------     -----       ------    ------        --------
Balance at
  October 31, 1995         11,758    118     75,083     52,970     6,471      (245)           -      (352)        134,045

  Net income                    -      -          -     21,003         -         -            -         -          21,003

  Sale of common stock
   through employee
   stock option and
   purchase plans             215      2      2,750          -         -         -            -         -           2,752

  Foreign currency
   translation adjustment       -      -          -          -         -         -           58         -              58

  Amortization of
   restricted stock to
   compensation expense         -      -          -          -         -         -            -       352             352

  Change in unrealized
   gains on investments         -      -          -          -    (1,793)        -            -         -          (1,793)
                           ------   ----    -------    -------    ------     -----      -------    ------        --------
Balance at
  October 31, 1996         11,973    120     77,833     73,973     4,678      (245)          58         -         156,417

  Net income                    -      -          -     25,636         -         -            -         -          25,636

  Issuance of common
   stock related to
   acquisition                 50      -      1,337          -         -         -            -         -           1,337

  Sale of common stock
   through employee
   stock option and
   purchase plans             258      3      6,060          -         -         -            -         -           6,063

  Foreign Currency
   translation adjustment       -      -          -          -         -         -       (2,066)        -          (2,066)

  Restricted stock
    awards, net                 6      -        264          -         -         -            -      (249)             15

  Retirement of
    treasury stock           (136)    (1)      (244)         -         -       245            -         -               -

  Change in unrealized
   gains on investments         -      -          -          -    (1,427)        -            -         -          (1,427)

  Two-for-one stock split  12,150    121       (121)         -         -         -            -         -               -
                           ------   ----    -------    -------    ------     -----        -----    ------         -------
Balance at
  November 2, 1997         24,301   $243    $85,129    $99,609    $3,251     $   -      ($2,008)    ($249)       $185,975
                           ======   ====    =======    =======    ======     =====       ======      ====        ========

See accompanying notes to consolidated financial statements.

                   PHOTRONICS, INC. AND SUBSIDIARIES

                  Consolidated Statement of Cash Flows

      Years Ended November 2, 1997 and October 31, 1996 and 1995

                           (in thousands)



                                                            1997               1996               1995
                                                          -------            -------            -------
Cash flows from operating activities:
Net income                                                $25,636            $21,003            $18,632
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization of
   property, plant and equipment                           19,817             12,120              8,747
  Amortization of intangible assets                         1,082              1,100              1,039
  Gain on sale of investments                              (1,562)                 -             (5,110)
  Deferred income taxes                                       989              1,000               (842)
  Research and development expense
   from acquisition                                             -                  -              1,484
  Other                                                       338                626                377
  Changes in assets and liabilities,
   net of effects of acquisitions:
    Accounts receivable                                    (9,405)            (6,893)            (7,639)
    Inventories                                            (3,157)            (1,228)            (2,922)
    Other current assets                                     (870)            (3,260)               199
    Accounts payable and accrued liabilities               13,677             14,159             19,587
                                                          -------            -------            -------
Net cash provided by operating activities                  46,545             38,627             33,552
                                                          -------            -------            -------

Cash flows from investing activities:
  Acquisitions of and investments in
   photomask operations                                    (1,065)           (12,397)           (10,536)
  Deposits on and purchases of property,
   plant and equipment                                    (96,319)           (55,762)           (35,547)
  Net change in short-term investments                    (20,271)             8,303            (13,686)
  Proceeds from sale of investments                         1,939                  -              5,750
  Other                                                     2,151              1,635                 90
                                                          -------            -------            -------
Net cash used in investing activities                    (113,565)           (58,221)           (53,929)
                                                          -------            -------            -------

Cash flows from financing activities:
  Issuance of subordinated convertible notes,
   net of deferred issuance costs                          99,697                  -                  -
  Repayment of long-term debt                                (151)               (36)              (467)
  Proceeds from issuance of common stock                    6,063              2,752             31,396
                                                          -------            -------            -------
Net cash provided by financing activities                 105,609              2,716             30,929
                                                          -------            -------            -------
Effect of exchange rate changes on cash flows                 490                  -                  -
                                                          -------            -------            -------

Net increase (decrease) in cash and cash equivalents       39,079            (16,878)            10,552
Cash and cash equivalents at beginning of year             18,766             35,644             25,092
                                                          -------            -------            -------
Cash and cash equivalents at end of year                  $57,845            $18,766            $35,644
                                                          =======            =======            =======



See accompanying notes to consolidated financial statements.

                   PHOTRONICS, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements

      Years ended November 2, 1997 and October 31, 1996 and 1995

           (dollars in thousands, except per share amounts)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation
           The accompanying consolidated financial statements include the accounts of Photronics, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts in the consolidated financial statements for periods prior to November 2, 1997 have been reclassified to conform to the current presentation. The Company adopted a fifty-two (52) week fiscal year beginning in the first quarter of fiscal 1997. No material impact resulted from this change.

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

Property, Plant and Equipment
           Property, plant and equipment are recorded at cost less accumulated depreciation. The capitalized cost of newly constructed facilities includes an interest component where appropriate. Repairs and maintenance as well as renewals and replacements of a routine nature are charged to operations as incurred, while those which improve or extend the lives of existing assets are capitalized. Upon sale or other disposition, the cost of the asset and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is reflected in income.

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

Intangible And Other Assets
           Intangible assets include goodwill and other costs arising from business acquisitions. Other assets include deferred costs incurred in connection with the issuance of Convertible Notes. Goodwill, which represents the excess of cost over fair value of assets acquired, is being amortized on a straight-line basis over fifteen to twenty years. Costs allocated to sales, non-compete and technology agreements arising from business acquisitions and other intangible assets are being amortized on a straight-line basis over the respective agreement periods ranging from three to ten years. Deferred issuance costs are amortized on a straight-line basis over the term of the notes. The future economic benefit of the carrying value of intangible assets is reviewed periodically and any dimunition in useful life or impairment in value based on future anticipated cash flows would be recorded in the period so determined.

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

Stock Options
           The Company records stock option awards in accordance with the provisions of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees". The Company estimates the fair value of stock option awards in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," and discloses the resulting estimated compensation effect on net income on a pro forma basis.

NOTE 2 - INVESTMENTS

Short-term investments consist of:

                                  November 2,          October 31,
                                      1997                1996
                                  -----------          -----------
Government agency securities        $ 4,205              $7,918
Corporate bonds                      18,178                   -
Certificates of deposit               5,806                   -
                                    -------              ------
                                    $28,189              $7,918
                                    =======              ======

           The estimated fair value of short-term investments, based upon current yields of like securities, approximates cost, resulting in no significant unrealized gains or losses. Short-term investments at November 2, 1997, mature by their terms, as follows:

    Due within one year                             $18,049
    Due after one year, but within three years        7,988
    Due after three years                             2,152
                                                    -------
                                                    $28,189
                                                    =======

Other investments consist of available-for-sale equity securities of publicly traded technology companies and a minority interest in a photomask manufacturer in Korea. The fair values of available-for-sale investments are based upon quoted market prices. The Company is a supplier to one of the investee companies. In the absence of quoted market prices, the estimated fair value is based upon the financial condition and the operating results and projections of the investee and is considered to approximate cost. Unrealized gains on investments were determined as follows:

                            November 2,        October 31,
                               1997               1996
                            -----------        -----------
Fair value                    $10,421            $13,239
Cost                            4,767              5,104
                              -------            -------
                                5,654              8,135
Less deferred income taxes      2,403              3,457
                              -------            -------
Net unrealized gains          $ 3,251            $ 4,678
                              =======            =======

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                          November 2,   October 31,
                                              1997         1996
                                          -----------   -----------
Land                                      $   2,735      $  2,735
Buildings and improvements                   39,115        21,798
Machinery and equipment                     220,199       140,297
Leasehold improvements                        9,910         9,703
Furniture, fixtures and office equipment      3,754         1,873
                                           --------      --------
                                            275,713       176,406
Less accumulated depreciation and
  amortization                               71,900        52,740
                                           --------      --------
Property, plant and equipment              $203,813      $123,666
                                           ========      ========


NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following:

                                         November 2,   October 31,
                                            1997          1996
                                         -----------   -----------
6% Convertible Subordinated Notes
  due June 1, 2004                         $103,500       $   -

Acquisition indebtedness payable
  December 1, 1998, net of interest of
  $122 at October 31, 1997 and $234 at
  October 31, 1996, imputed at 7.45%          1,678        1,566

Installment note payable by foreign
  subsidiary with interest at 4.75%
  through June, 2001                            867            -

Industrial development mortgage note,
  secured by building, with interest at
  6.58%, payable through November 2005          421          459
                                           --------       ------
                                            106,466        2,025
Less current portion                            272           38
                                           --------       ------
Long-term debt                             $106,194       $1,987
                                           ========       ======


Long-term debt matures as follows: 1999 - $1,953; 2000 - $278; 2001 -
$223; 2002 - $53; years after 2002 - $103,687.  The fair value of long-
term debt not yet substantively extinguished is estimated based on the current rates offered to the Company and is not significantly different from carrying value, except that the fair value of the convertible subordinated notes, based upon the most recently reported trade as of November 2, 1997, amounted to $116.0 million.

On May 29, 1997, the Company sold $103.5 million of convertible subordinated notes, due in 2004, in a public offering. The notes bear interest at 6% per annum and are convertible at any time by the holders into 3.7 million shares of the Company's common stock, at a conversion price of $27.97 per share. The notes are redeemable at the Company's option, in whole or in part, at any time after June 1, 2000 at certain premiums decreasing through the maturity date. Interest is payable semi-annually commencing December 1, 1997.

In March 1995, the Company entered into an unsecured revolving credit facility which was amended in 1997 to provide for borrowings of up to $30 million at any time through October 31, 1998. The Company is charged a commitment fee on the average unused amount of the available credit and is subject to compliance with and maintenance of certain financial covenants and ratios. During 1997, the Company borrowed $15 million under this agreement, but at November 2, 1997 no amounts were outstanding.

Cash paid for interest was $164, $48 and $38 in 1997, 1996 and 1995, respectively.


NOTE 5 - SHAREHOLDERS' EQUITY

In September 1997, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend, which was paid to shareholders of record on November 17, 1997 (see Note 14). In January 1995, the Company effected a three-for-two stock split resulting in the issuance of 3.3 million additional shares of common stock. All applicable share and per share amounts reflected in the financial statements have been restated to reflect both stock splits.

In connection with a public offering, in April and May 1995, the Company issued 3 million new shares of common stock at a price of $10.50 per share ($9.92 per share after underwriting discounts), 80,000 shares of common stock due to the exercise of stock options at prices ranging from $0.92 to $1.59 per share and 15,000 additional shares of common stock resulting from the exercise of a warrant at $2.62 per share. The proceeds, net of costs of the issue, amounted to $29.6 million.

In June 1997, the Company issued 99,000 shares of common stock in connection with the acquisition of MZD. In June 1995, the Company issued 197,118 shares of common stock in connection with the acquisition of Microphase Laboratories, Inc. See Note 6.


NOTE 6 - ACQUISITIONS

European Photomask Operations
           On June 26, 1997, the Company acquired all of the outstanding shares of MZD Maskenzentrum fur Mikrostruktrierung Dresden GmbH (MZD), an independent photomask manufacturer located in Dresden, Germany, for $3.1 million in cash and common shares of the Company. The acquisition was accounted for as a purchase and, accordingly, the acquisition price was allocated to assets and liabilities based on relative fair value. The results of MZD were not material to the Company for the periods presented.

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

           In April 1996, the Company, through a majority-owned subsidiary, acquired the photomask manufacturing operations and assets of the Litomask Division ("Litomask") of Centre Suisse d'Electronique et de Microtechnique S.A. ("CSEM") located in Neuchatel, Switzerland for $3.4 million in cash. CSEM retained the remaining interest in this subsidiary for up to two years at which time it will be acquired by the Company for an additional consideration of $3.3 million. In connection with the transaction, the Company leased the facilities and retained certain services from CSEM previously utilized by Litomask. The acquisition was accounted for as a purchase and, accordingly, the acquisition price was allocated to property and equipment based on relative fair value.

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

Microphase Laboratories, Inc.
           In June 1995, the Company acquired the manufacturing operations and assets, exclusive of cash and accounts receivable, of Microphase
Laboratories, Inc. ("Microphase"), an independent photomask manufacturer located in Colorado Springs, Colorado, in exchange for 197,118 shares of common stock of the Company valued at $2.4 million. The acquisition was accounted for as a purchase. Of the total purchase price, $1.5 million was allocated to Microphase's research and development projects and, accordingly, was charged to research and development expenses. The consolidated statement of earnings includes the results of the Microphase operations beginning June 20, 1995, the effective date of the acquisition. Such results were not material to the Company.

NOTE 7 - INCOME TAXES

The provision for income taxes consists of the following:

                          1997           1996           1995
                          ----           ----           ----
Current:   Federal      $11,993        $ 9,905        $10,234
           State          2,617          1,908          1,818
           Foreign          201             87              -
                        -------        -------        -------
                         14,811         11,900         12,052
                        -------        -------        -------
Deferred:  Federal          995            918           (617)
           State             (6)            82           (225)
                        -------         ------         ------
                            989          1,000           (842)
                        -------         ------         ------
                        $15,800        $12,900        $11,210
                        =======        =======        =======

The provision for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes as a result of the following:

                                        1997       1996       1995
                                      -------    -------    -------
     U.S. Federal income tax at
       statutory rate                 $14,503    $11,866    $10,445
     State income taxes, net of
       Federal benefit                  1,697      1,294      1,035
     Tax benefits of tax
       exempt income                      (35)      (302)      (389)
     Foreign tax rate differential       (681)      (291)         -
     Other, net                           316        333        119
                                      -------    -------    -------
                                      $15,800    $12,900    $11,210
                                      =======    =======    =======

The Company's net deferred tax liability consists of the following:

                                        November 2,     October 31,
                                           1997            1996
                                        -----------     -----------
Deferred income tax liabilities:
   Property, plant and equipment          $7,915          $3,876
   Investments                             2,403           3,457
   Other                                     190             454
                                          ------          ------
     Total deferred tax liability         10,508           7,787
                                          ------          ------
Deferred income tax assets:
   Reserves not currently deductible       2,667           1,226
   Other                                   2,097             483
                                          ------          ------
     Total deferred tax asset              4,764           1,709
                                          ------          ------
   Net deferred tax liability             $5,744          $6,078
                                          ======          ======
Cash paid for income taxes was $7.2 million, $13.0 million and $11.6 million in 1997, 1996 and 1995, respectively.

NOTE 8 - EMPLOYEE STOCK PURCHASE AND OPTION PLANS

In March 1996, the shareholders approved the adoption of the 1996 Stock Option Plan which includes provisions allowing for the award of qualified and non-qualified stock options and the granting of restricted stock awards. A total of 1.2 million shares of common stock may be issued pursuant to options or restricted stock awards granted under the Plan. Restricted stock awards do not require the payment of any cash consideration by the recipient, but shares subject to an award may be forfeited unless conditions specified in the grant are satisfied.

The Company has adopted a series of other stock option plans under which incentive and non-qualified stock options and restricted stock awards for a total of 3.6 million shares of the Company's common stock may be granted to employees and directors. All plans provide that the exercise price may not be less than the fair market value of the common stock at the date the options are granted and limit the maximum term of options granted to a range of from five to ten years.

The following table summarizes stock option activity under the plans:

                                   Stock Options    Exercise Prices
                                   -------------    ---------------
Balance at November 1, 1994          1,845,524       $ 0.92- 7.42

     Granted                           483,280         9.34-13.69
     Exercised                        (290,546)        0.92- 6.71
     Cancelled                         (78,378)        3.09-12.00
                                     ---------
Balance at October 31, 1995          1,959,880         0.92-13.69
     Granted                           964,100        10.75-12.50
     Exercised                        (368,862)        0.92-13.69
     Cancelled                        (171,592)        3.09-13.69
                                     ---------
Balance at October 31, 1996          2,383,526         1.59-13.69
     Granted                           275,300        14.88-21.97
     Exercised                        (454,042)        1.59-13.69
     Cancelled                         (65,006)        3.75-16.38
                                     ---------
Balance at November 2, 1997          2,139,778       $ 1.75-21.97
                                     =========

The following table summarizes information concerning currently outstanding and exercisable options:
                                       Range of Exercise Prices
                              ------------------------------------------
                              $1.75-$5.00   $5.00-$10.00   $10.00-$21.97
                              -----------   ------------   -------------
Outstanding:
  Number of options             517,528        297,106       1,325,144
  Weighted average
    remaining years               4.7            6.8            8.7
  Weighted average
    exercise price               $3.19          $7.41         $13.46

                                       Range of Exercise Prices
                              ------------------------------------------
                              $1.75-$5.00   $5.00-$10.00   $10.00-$21.97
                              -----------   ------------   -------------
Exercisable:
  Number of options             517,528        154,401        262,969
  Weighted average
    exercise price               $3.19          $6.99          $12.59

At November 2, 1997, 331,021 shares were available for grant and 934,898 shares were exercisable at a weighted average exercise price of $6.46.

The Company has not recognized compensation expense in connection with stock option grants under the plans. However, had compensation expense been determined based on the fair value of the options on the grant dates, the Company's pro forma net income and earnings per share for 1997 would have been reduced by approximately $1.5 million, or $0.06 per share, and for 1996 would have been reduced by approximately $0.3 million, or $0.01 per share. The weighted average fair value of options granted was $7.39 per share in 1997 and $5.05 per share in 1996. Fair value is estimated based on the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 50.8% in 1997 and 51.6% in 1996; risk-free interest rates of 6.4% in 1997 and 1996.

In 1997, restricted stock awards representing a total of 12,000 shares were awarded to certain outside directors. The market value of these awards amounted to $0.3 million at the date of grant and was charged to "Deferred Compensation on Restricted Stock", a component of shareholders' equity. Such amount is being amortized as compensation expense over a three-year period during which the shares under these awards are subject to forfeiture. In 1994, restricted stock awards representing a total of 157,500 shares were awarded to certain key employees. The market value of the grant amounted to $1.1 million at the date of grant and was charged to "Deferred Compensation on Restricted Stock." Such amount was amortized as compensation expense over the three-year period during which the shares under these awards were subject to forfeiture.

In 1992, the shareholders approved the Company's adoption of an Employee Stock Purchase Plan (Purchase Plan), under which 600,000 shares of common stock are reserved for issuance. The Purchase Plan enables eligible employees to subscribe, through payroll deductions, to purchase shares of the Company's common stock at a purchase price equal to 85% of the lower of the fair market value on the commencement date of the offering and the last day of the payroll payment period. At November 2, 1997, 247,950 shares had been issued and 74,298 shares were subject to outstanding subscriptions under the Purchase Plan.


NOTE 9 - EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) Savings and Profit-Sharing Plan (the "Plan") which covers all domestic employees who have completed six months of service and are eighteen years of age or older. Under the terms of the Plan, an employee may contribute up to 15% of their compensation which will be matched by the Company at 50% of the employee's contributions which are not in excess of 4% of the employee's compensation. Employee and employer contributions vest fully upon contribution. Employer contributions amounted to $0.5 million in 1997, 1996 and 1995.

The Company maintains a cafeteria plan to provide eligible domestic employees with the option to receive non-taxable medical, dental, disability and life insurance benefits. The cafeteria plan is offered to all active full-time employees and their qualifying dependents. The Company's contribution amounted to $3.0 million in 1997, $1.8 million in 1996 and $1.4 million in 1995.

The Company's foreign subsidiaries maintain benefit plans for their employees which vary by country. The obligations and cost of these plans are not significant to the Company.


NOTE 10 - LEASES

The Company leases various real estate and equipment under non-cancelable operating leases. Rental expense under such leases amounted to $4.5 million in 1997, $5.6 million in 1996 and $4.9 million in 1995. Included in such amounts were $0.1 million in each year to affiliated entities, which are owned, in part, by a significant shareholder of the Company.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year amounted to $8.9 million at November 2, 1997, as follows:

           1998.....$4,042           2001...........$482
           1999..... 2,598           2002........... 202
           2000..... 1,358           Thereafter..... 216

Included in such future lease payments are amounts to affiliated entities of $0.1 million in each year from 1998 to 2002, and $0.2 million in years thereafter.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company and a significant shareholder have jointly guaranteed a loan totaling approximately $0.5 million as of November 2, 1997, on certain real estate which is being leased by the Company. The Company is subject to certain financial covenants in connection with the guarantee.

As of November 2, 1997, the Company had capital expenditure purchase commitments outstanding of approximately $53 million.

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

NOTE 12 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data:
                     First      Second     Third    Fourth      Year
                    -------    -------    -------   -------   -------
1997:
 Net sales          $40,029    $49,034    $53,081   $55,307   $197,451
 Gross profit        14,682     18,751     20,661    21,855     75,949
 Net income         $ 5,325    $ 6,184    $ 6,839   $ 7,288   $ 25,636
 Net income
  per share         $  0.22    $  0.25    $  0.27   $  0.29   $   1.03

1996:
 Net sales          $34,668    $40,514    $42,677   $42,212   $160,071
 Gross profit        13,416     15,703     16,428    16,257     61,804
 Net income         $ 4,651    $ 5,267    $ 5,513   $ 5,572   $ 21,003
 Net income
  per share         $  0.19    $  0.22    $  0.23   $  0.23   $   0.87


NOTE 13 - SEGMENT INFORMATION

The Company operates in a single industry segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors. In addition to its manufacturing facilities in the United States, the Company has operations in the United Kingdom, Switzerland, Germany and Singapore. Prior to 1996, the Company had no operations outside of the United States. The Company's 1997 and 1996 net sales, operating profit and identifiable assets by geographic area were as follows:

                        Net         Operating       Identifiable
                       Sales      Income (Loss)        Assets
                     --------     -------------     ------------
1997:
United States        $174,043        $37,989         $288,970
Europe                 12,938            180           46,586
Asia                   10,470          2,235           29,656
                     --------        -------         --------
                     $197,451        $40,404         $365,212
                     ========        =======         ========

1996:
United States        $153,227        $32,660         $181,255
Europe and Asia         6,844           (395)          30,648
                     --------        -------         --------
                     $160,071        $32,265         $211,903
                     ========        =======         ========

Approximately 7% of net domestic sales in 1997 were for delivery outside of the United States (14% in 1996 and 11% in 1995).

The Company's largest single customer represented approximately 23% of total net sales in 1997, 26% in 1996 and 32% in 1995.

NOTE 14 - SUBSEQUENT EVENTS

At a Special Meeting of Shareholders on November 13, 1997, an amendment to the Company's Certificate of Incorporation increasing the authorized common stock of the Company from 20 million shares to 75 million shares was approved. As a result, a two-for-one stock split effected in the form of a stock dividend, which had been authorized by the Company's Board of Directors on September 15, 1997, was paid to the shareholders of record on November 17, 1997. The stock split resulted in the issuance of 12.2 million additional shares of common stock. All applicable shares and per share amounts included in the financial statements and notes thereto have been adjusted to reflect the stock split.

On December 31, 1997, the Company acquired the internal photomask manufacturing operations of Motorola, Inc. ("Motorola") in Mesa, Arizona for $29 million in cash. The assets acquired include modern manufacturing systems, capable of supporting a wide range of photomask technologies. Additionally, the Company entered into a multi-year supply agreement whereby it will supply the photomask requirements previously provided by Motorola's internal operations. The Company will continue to operate the facility in place until it can be relocated to an independent facility in the Mesa area.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

           There were no disagreements on any accounting and financial disclosure matters between the Company and its independent certified public accountants for which a Form 8-K was required to be filed during the 24 months ended November 2, 1997 or for the period from November 2, 1997 to the date hereof.


                                 PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information as to Directors required by Item 401 and 405 of Regulation S-K is incorporated by reference to the Company's definitive proxy statement (the "Definitive Proxy Statement") which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K. The information as to Executive Officers is included in Part I, Item 1a of this report, "Executive Officers."


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

                                 PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K

(A)  The following documents are filed as part of this report:

     1)   Financial Statements

          Independent Auditors' Report

          Consolidated Balance Sheet at November 2, 1997 and
          October 31, 1996

          Consolidated Statement of Earnings for the years ended November 2, 1997 and October 31, 1996 and 1995

          Consolidated Statement of Shareholders' Equity for the years ended November 2, 1997 and October 31, 1996 and 1995

          Consolidated Statement of Cash Flows for the years ended November 2, 1997 and October 31, 1996 and 1995

          Notes to Consolidated Financial Statements

     2)   Financial Statement Schedules

          Schedules for which provision is made in Regulation
          S-X of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     3)   Exhibits:  See Table of Exhibits, page 41.


(B)  Reports on Form 8-K

     No report on Form 8-K was filed by the Company during the fourth quarter of the Company's fiscal year ended November 2, 1997.

                                SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          PHOTRONICS, INC.
            (Registrant)



By    CONSTANTINE S. MACRICOSTAS                 January 26, 1998
      Constantine S. Macricostas
      Chairman of the Board
      and Director




           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By    CONSTANTINE S. MACRICOSTAS                 January 26, 1998
      Constantine S. Macricostas
      Chairman of the Board
      and Director




By    MICHAEL J. YOMAZZO                         January 26, 1998
      Michael J. Yomazzo
      President, Chief Executive
      Officer and Director




By    ROBERT J. BOLLO                            January 26, 1998
      Robert J. Bollo
      Vice President/Finance
      Chief Financial Officer

By    WALTER M. FIEDEROWICZ                       January 26, 1998
      Walter M. Fiederowicz
      Director




By    JOSEPH A. FIORITA, JR.                      January 26, 1998
      Joseph A. Fiorita, Jr.
      Director




By    YUKIO TAGAWA                                January 16, 1998
      Yukio Tagawa
      Director

                            TABLE OF EXHIBITS



 3.1  Certificate of Incorporation. (1)

 3.2  By-Laws, as amended. (1)

 3.3  Amendment to Certificate of Incorporation, dated March 16,
      1990. (4)

 3.4  Amendment to Certificate of Incorporation, dated March 16,
      1995. (13)

 3.5  Amendment to Certificate of Incorporation, dated November 13, 1997. *

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

10.14 Amendment to Loan Agreements between the Company and the Connecticut Development Authority, dated as of June 8, 1990. (4)

10.15 Second Amendment to Loan Agreement dated as of December 20, 1991 by and among the Company, the Connecticut Development Authority and The Chase Manhattan Bank of Connecticut, N.A. (5)

10.16 Form of severance agreement between the Company and each of Messrs. Macricostas, Yomazzo and Moonan. (11) +

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

10.31 Continuing Guaranty of Hoya, dated December 1, 1994. (10)

10.32 Form of Agreement regarding Life Insurance between the Company and each of Messrs Macricostas, Yomazzo and Moonan. (12) +

10.33 Revolving Credit and Term Loan Agreement between the Company and Chemical Bank, dated as of March 1, 1995. (13)

10.34 The Company's 1996 Stock Option Plan. (14) +

10.35 Letter Agreement between the Company and Michael J. Yomazzo, dated October 10, 1997. *

10.36 Consulting Agreement between the Company and Michael J. Yomazzo, dated October 10, 1997. *

10.37 Consulting Agreement between the Company and Constantine S.
      Macricostas, dated October 10, 1997. *

10.38 Third Amendment, dated as of May 14, 1997, to the Revolving
      Credit and Term Loan Agreement dated as of March 1, 1995
      between the Bank and the Chase Manhattan Bank. (15)

10.39 Form of Indenture between The Chase Manhattan Bank, as Trustee, and the Company relating to the 6% Convertible Subordinated Notes due June 1, 2004. (16)

21    List of Subsidiaries. *

23    Consent of Deloitte & Touche LLP. *

27    Financial Data Schedule *

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

(15) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 4, 1997, and incorporated herein by reference.

(16) Filed as an exhibit to the Company's Registration Statement on Form S-3, File Number 333-26009, which was declared effective by the Commission on May 22, 1997, and incorporated herein by reference.

                            INDEX TO EXHIBITS





                                                            PAGE

3.5      Amendment to Certificate of Incorporation...........


10.35    Letter Agreement between the Company and
         Michael J. Yomazzo..................................


10.36    Consulting Agreement between the Company
         and Michael J. Yomazzo..............................


10.37    Consulting Agreement between the Company
         and Constantine S. Macricostas......................


21       List of Subsidiaries................................



23       Consent of Deloitte & Touche LLP....................



27       Financial Data Schedule.............................