Form 10-Q
period 1998-02-01
PHOTRONICS INC
filed 1998-03-13
CIK 810136

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ....February 1, 1998....

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


          Class                     Outstanding at February 1, 1998
Common Stock, $.01 par value               24,314,790 Shares

                        PHOTRONICS, INC.
                        AND SUBSIDIARIES


                              INDEX



                                                             Page

PART I.   FINANCIAL INFORMATION


     Item 1.   Financial Statements


               Condensed Consolidated Balance Sheet
               at February 1, 1998 (unaudited) and
               November 2, 1997                               3-4


               Condensed Consolidated Statement of
               Earnings for the Three Months Ended
               February 1, 1998 and February 2,
               1997 (unaudited)                                5


               Condensed Consolidated Statement of
               Cash Flows for the Three Months Ended
               February 1, 1998 and February 2,
               1997 (unaudited)                                6


               Notes to Condensed Consolidated
               Financial Statements (unaudited)                7


     Item 2.   Management's Discussion and Analysis
               of Results of Operations and
               Financial Condition                            9-12




PART II.  OTHER INFORMATION


     Item 6.   Exhibits and Reports on Form 8-K               13

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                    PHOTRONICS, INC. AND SUBSIDIARIES

                   Condensed Consolidated Balance Sheet

                         (dollars in thousands)

                                 ASSETS


                                             February 1,    November 2,
                                                1998           1997
                                             -----------    -----------
                                             (Unaudited)
Current assets:
  Cash, cash equivalents and
   short-term investments                     $ 36,475       $ 86,034

  Accounts receivable (less allowance
    for doubtful accounts of $235 in
    1998 and 1997)                              33,294         34,563

  Inventories                                   12,795         11,302

  Other current assets                           8,934          7,038
                                              --------       --------
     Total current assets                       91,498        138,937

Property, plant and equipment
 (less accumulated depreciation of
 $78,277 in 1998 and $71,900 in 1997)          219,853        203,813

Intangible assets (less accumulated
  amortization of $4,381 in 1998
  and $4,048 in 1997)                           21,687          8,218

Investments and other assets                    13,630         14,244
                                              --------       --------
                                              $346,668       $365,212
                                              ========       ========


See accompanying notes to consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheet
             (dollars in thousands, except per share amounts)
                  LIABILITIES AND SHAREHOLDERS' EQUITY



                                             February 1,    November 2,
                                                 1998          1997
                                             -----------    -----------
                                             (Unaudited)
Current liabilities:
  Current portion of long-term debt           $    262       $    272
  Accounts payable                              21,104         34,173
  Income taxes payable                           2,686          3,454
  Accrued salaries and wages                     4,792          7,423
  Other accrued liabilities                      7,610         12,217
                                              --------       --------
     Total current liabilities                  36,454         57,539

Long-term debt                                 106,127        106,194
Deferred income taxes and other liabilities     15,648         15,504
                                              --------       --------
     Total liabilities                         158,229        179,237
                                              --------       --------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $0.01 par value,
   2,000,000 shares authorized,
   none issued and outstanding                       -              -

  Common stock, $0.01 par value,
   75,000,000 shares authorized,
   24,314,790 shares issued in 1998
   and 24,300,970 shares in 1997                   243            243

  Additional paid-in capital                    85,303         85,129
  Retained earnings                            105,889         99,609
  Unrealized gains on investments                2,900          3,251
  Cumulative foreign currency
   translation adjustment                       (5,691)        (2,008)

  Deferred compensation on restricted stock       (205)          (249)
                                              --------       --------
     Total shareholders' equity                188,439        185,975
                                              --------       --------
                                              $346,668       $365,212
                                              ========       ========

See accompanying notes to consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statement of Earnings

                (in thousands, except per share amounts)
                               (Unaudited)




                                                 Three Months Ended
                                            ---------------------------
                                            February 1,     February 2,
                                               1998            1997
                                            -----------     -----------
Net sales                                     $50,932         $40,029


Costs and expenses:
  Cost of sales                                31,266          25,347
  Selling, general and administrative           6,590           5,035
  Research and development                      2,933           2,302
                                              -------         -------
    Operating income                           10,143           7,345


Other income (expense), net                       (63)          1,280
                                              -------         -------
    Income before income taxes                 10,080           8,625


Provision for income taxes                      3,800           3,300
                                              -------         -------
Net income                                    $ 6,280         $ 5,325
                                              =======         =======


Earnings per share-basic                        $0.26           $0.22
                                                =====           =====

Earnings per share-diluted                      $0.25           $0.22
                                                =====           =====
Weighted average number of common
  shares outstanding - basic                   24,302          23,676
                                               ======          ======
Weighted average number of common
  shares outstanding - diluted                 28,987          24,705
                                               ======          ======

See accompanying notes to consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statement of Cash Flows
                              (in thousands)
                               (Unaudited)

                                                       Three Months Ended
                                                    -------------------------
                                                    February 1,   February 2,
                                                       1998          1997
                                                    -----------   -----------
Cash flows from operating activities:
  Net income                                          $ 6,280       $ 5,325

  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                       7,045         4,490
    Gain on sale of investments                          (632)       (1,060)
    Other                                                 210           212
    Changes in assets and liabilities, net of
     effects of acquisitions:
    Accounts receivable                                   803          (717)
    Inventories                                        (1,195)       (1,110)
    Other current assets                               (1,907)         (617)
    Accounts payable and other liabilities            (20,295)       (6,218)
                                                      -------       -------
Net cash provided by (used in) operating activities    (9,691)          305
                                                      -------       -------
Cash flows from investing activities:
  Acquisition of photomask operations                 (32,455)            -
  Deposits on and purchases of property,
    plant and equipment                                (7,764)      (15,730)
  Net change in short-term investments                 18,953         2,814
  Proceeds from sale of investments                       699         1,369
  Other                                                   140            70
                                                      -------       -------
Net cash used in investing activities                 (20,427)      (11,477)
                                                      -------       -------
Cash flows from financing activities:
  Repayment of long-term debt                             (67)           (9)
  Proceeds from issuance of common stock                  175           251
                                                      -------       -------
Net cash provided by financing activities                 108           242
                                                      -------       -------
Effect of exchange rate changes on cash flows            (596)            -
                                                      -------       -------
Net decrease in cash and cash equivalents             (30,606)      (10,930)
Cash and cash equivalents at beginning of period       57,845        18,766
                                                      -------       -------
Cash and cash equivalents at end of period            $27,239       $ 7,836
                                                      =======       =======
Cash paid during the period for:
    Interest                                           $3,146          $  7
    Income taxes                                       $4,412          $155

See accompanying notes to consolidated financial statements.

                PHOTRONICS, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements

     Three Months Ended February 1, 1998 and February 2, 1997
                           (Unaudited)



NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three-month periods ended February 1, 1998 and February 2, 1997. Interim financial data presented herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the consolidated financial statements and footnotes as of November 2, 1997, which give a complete discussion of these matters.

NOTE 2 - EARNINGS PER SHARE

In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which establishes new standards for the computation and disclosure of earnings per share ("EPS"). The new statement requires dual presentation of "basic" EPS and "diluted" EPS. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted.

A reconciliation of basic and diluted EPS for the three months ended February 1, 1998 and February 2, 1997 is as follows (in thousands, except per share amounts):
                                                Average
                                       Net      Shares       Earnings
                                      Income  Outstanding   Per Share
                                      ------  -----------   ---------
1998:
   Basic                              $6,280     24,302       $0.26
   Effect of potential dilution                               =====
    from exercise of stock options
    and conversion of notes            1,037      4,685
                                      ------     ------
   Diluted                            $7,317     28,987       $0.25
                                      ======     ======       =====

                                                Average
                                       Net      Shares       Earnings
                                      Income  Outstanding   Per Share
                                      ------  -----------   ---------
1997:
   Basic                              $5,325     23,676       $0.22
   Effect of potential dilution                               =====
    from exercise of stock options         -      1,029
                                      ------     ------
   Diluted                            $5,325     24,705       $0.22
                                      ======     ======       =====

All common share and per share data have been restated to give effect to the 2-for-1 stock split of the Company's common stock paid to shareholders of record on November 17, 1997.


NOTE 3 - ACQUISITION OF MOTOROLA'S PHOTOMASK OPERATIONS

In December 1997, the Company acquired the internal photomask manufacturing operations of Motorola, Inc. ("Motorola") in Mesa, Arizona for $29.1 million in cash. The assets acquired included modern manufacturing systems capable of supporting a wide range of photomask technologies. Additionally, the Company entered into a multi-year supply agreement whereby it will supply the photomask requirements previously provided by Motorola's internal operations. The acquisition was accounted for as a purchase and, accordingly, the acquisition price was allocated to property, plant and equipment as well as certain intangible assets based on relative fair value. The excess of purchase price over the fair value of assets acquired is being amortized over fifteen (15) years. The Condensed Consolidated Statement of Earnings includes the results of the former Motorola photomask operations from December 31, 1997, the effective date of the acquisition.


NOTE 4 - SUBSEQUENT EVENT

On March 13, 1998, the Company announced plans to optimize its North American manufacturing network by re-organizing its two California operations. The Company will dedicate its Milpitas facility to the production of high-end technology photomasks and dedicate its Sunnyvale facility to the production of mature technology photomasks. In addition, the Company announced its plans to consolidate its Colorado Springs, Colorado photomask manufacturing operations into its other North American manufacturing facilities. The Colorado Springs consolidation was precipitated primarily by the Company's acquisition of an additional operation in Mesa, Arizona in connection with the Motorola transaction (see Note 3). The Company also intends to sell its Large Area Mask (LAM) Division. The Company has determined that the LAM business, which is also located in Colorado Springs, does not represent a long-term strategic fit with its core photomask business. The Company will continue to maintain a sales office, photomask design center and re-certification operation in Colorado Springs.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Material Changes in Results of Operations
Three Months ended February 1, 1998 versus February 2, 1997

     A significant portion of the changes in Photronics, Inc. ("Photronics") results of operations for the three months ended February 1, 1998, as compared to the same period during last fiscal year was attributable to expansion of international operations in Europe and Asia. Revenues and costs also have been affected by the increased demand for higher technology photomasks which require more advanced manufacturing capabilities and generally command higher average selling prices. To meet this demand and position the Company for future growth, the Company continues to make substantial investments in high-end manufacturing technology and capacity both at existing and new facilities. In addition, on December 31, 1997, the Company acquired the internal photomask manufacturing operations of Motorola, Inc. in Mesa, Arizona. The Motorola acquisition did not have a material effect on the results of operations for the first quarter of 1998.

     Net sales for the three months ended February 1, 1998, increased 27.2% to $50.9 million compared with $40.0 million for the three months ended February 2, 1997. Approximately one-half of the increase came from manufacturing operations outside of the United States. As a result of the Company's globalization, revenues from foreign operations increased to 17.0% in the first quarter of 1998, compared with 8.8% in the first quarter of 1997. The remaining portion of the growth resulted principally from increased shipments to customers from existing facilities due to stronger high-end product demand and the availability of greater advanced manufacturing capability, reflecting the implementation of the Company's capacity expansion program.

     Cost of sales for the three months ended February 1, 1998, increased 23.4% to $31.3 million, compared with $25.3 million for the same period in the prior fiscal year. Gross margins increased to 38.6% of sales in the first quarter of fiscal 1998, compared with 36.7% for the first quarter of 1997. Favorable margins resulted from higher capacity utilization and a more favorable mix of higher-end products in the U.S. and Asia. Such increases were partially offset by the cost of the Company's expanded manufacturing base, which was still in the process of ramping-up to higher levels of utilization, especially in Europe. In addition, margins were lower at the Company's Beta Squared subsidiary.

     Selling, general and administrative expenses increased 30.9% to $6.6 million for the three months ended February 1, 1998, compared with $5.0 million for the same period in the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses increased to 12.9% for the three months ended February 1, 1998, compared with 12.6% for the same period in the prior fiscal year. The higher expenses were due principally to staffing and other costs associated with the Company's growth, both domestically and internationally.

     Research and development expenses for the three months ended February 1, 1998, increased 27.4% to $2.9 million, compared with $2.3 million for the same period in the prior fiscal year. This increase reflects the continuing development efforts on high-end, more complex photomasks such as phase shift, optical proximity correction and deep ultra-violet technologies which represent a fast growing segment of the photomask market, as well as Beta Squared's development of PLASMAX. As a percentage of net sales, research and development remained at 5.8% for the three months ended February 1, 1998 and February 2, 1997.

     Net other expenses of approximately $0.1 million in the first quarter of 1998 was comprised principally of interest expense on the convertible notes issued in the third quarter of 1997, offset by interest and other income earned on investments, including a gain on the sale of investment securities of $0.6 million. This compares to $1.3 million of net interest and other income in the first quarter of 1997, which included a gain of $1.1 million on the sale of investment securities.

     Net income for the three months ended February 1, 1998, increased 17.9% to $6.3 million, or $0.26 per basic share and $0.25 per share on a diluted basis, compared with $5.3 million or $0.22 per share on both a basic and diluted basis, for the corresponding prior year period. Net income in the first quarter of 1997 included $0.7 million, or $0.02 per share, from the gain on the sale of investment securities. The weighted average number of basic common shares outstanding increased to 24.3 million for the three months ended February 1, 1998, from 23.7 million for the same period last year, principally as a result of the issuance of shares in connection with employee stock option exercises since the first quarter of 1997. The weighted average number of common shares outstanding on a diluted basis increased to 29.0 million in the first quarter of 1998, from 24.7 million in the first quarter of 1997, principally as a result of the issuance of convertible notes. All the shares outstanding and per share amounts reflect the two-for-one stock split effected in December, 1997.


Liquidity and Capital Resources

     Photronics' cash and short-term investments decreased $49.6 million during the three months ended February 1, 1998, largely as a result of the acquisition of Motorola's photomask operations in Mesa, Arizona, together with capital expenditures for equipment and facilities in connection with Photronics' expansion of manufacturing capacity, aggregating $40 million.

     Accounts receivable decreased slightly from November 2, 1997 as a result of seasonally slower order activity compared with the fourth quarter of 1997. Inventory increased $1.5 million or 13.2% primarily due to the new Austin and Mesa locations. Other current assets increased $1.9 million primarily as a result of increases in prepaid insurance and other expenses at the beginning of the calendar year.

     Property, plant and equipment increased to $219.9 million at February 1, 1998, from $203.8 million at November 2, 1997, as a result of the acquisition of Motorola's photomask assets, as well as continued expansion of Photronics' existing manufacturing capacity. These increases were offset by normal depreciation expense of $6.7 million.

            Intangible and other assets increased $12.9 million during the quarter ended February 1, 1998, principally due to the Motorola acquisition.

     Accounts payable and accruals decreased 36.8% or $21.1 million from November 2, 1997, principally due to the payments for high year-end accruals in connection with the substantial completion of construction in Austin, Texas and in Manchester, U.K., and acceptance of a significant amount of new capital equipment at the end of last year. In addition, accrued salaries and wages decreased from November 2, 1997 largely as a result of payments of fiscal 1997 incentive compensation.

     Photronics' commitments represent investments in additional manufacturing capacity as well as advanced equipment for research and development of the next generation of high-end, more complex photomasks. At February 1, 1998, Photronics had commitments outstanding for capital expenditures of approximately $75 million. Additional commitments for facilities under construction and other capital requirements are expected to be incurred in fiscal 1998. Photronics will continue to use its working capital, bank lines of credit and leasing arrangements to finance its capital expenditures. Photronics believes that its currently available resources, together with its capacity for substantial growth and its access to other debt and equity financing sources, are sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the foreseeable future.


Subsequent Event

On March 13, 1998, the Company announced plans to optimize its North American manufacturing network by re-organizing its two California operations. The Company will dedicate its Milpitas facility to the production of high-end technology photomasks and dedicate its Sunnyvale facility to the production of mature technology photomasks. In addition, the Company announced its plans to consolidate its Colorado Springs, Colorado photomask manufacturing operations into its other North American manufacturing facilities. The Colorado Springs consolidation was precipitated primarily by the Company's acquisition of an additional operation in Mesa, Arizona in connection with the Motorola transaction. The Company also intends to sell its Large Area Mask (LAM) Division. The Company has determined that the LAM business, which is also located in Colorado Springs, does not represent a long-term strategic fit with its core photomask business. The Company will continue to maintain a sales office, photomask design center and re-certification operation in Colorado Springs. The Company expects to record a one-time pre-tax charge for the restructuring plan and sale of the LAM product line of approximately $3 million to $4 million, or $0.06 to $0.08 per share on a diluted basis, in the fiscal second quarter, which ends on May 3, 1998.


Effect of New Accounting Standards

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


"Safe Harbor" Statement under the Private
Securities Litigation Reform Act of 1995

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



Date: March 13, 1998

FORMS\10Q-298/p