Form 10-Q
period 1998-05-03
PHOTRONICS INC
filed 1998-06-17
CIK 810136

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended .........May 3, 1998.........

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from.............. to .............

               Commission file number...0-15451...

                     ...PHOTRONICS, INC...
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


          Class                        Outstanding at May 3, 1998
Common Stock, $.01 par value               24,397,170 Shares

                        PHOTRONICS, INC.
                        AND SUBSIDIARIES


                             INDEX


                                                             Page

PART I.   FINANCIAL INFORMATION



     Item 1.   Financial Statements


               Condensed Consolidated Balance Sheet
               at May 3, 1998 (unaudited) and
               November 2, 1997                              3-4


               Condensed Consolidated Statement of
               Earnings for the Three and Six Months
               Ended May 3, 1998 and May 4,
               1997 (unaudited)                                5


               Condensed Consolidated Statement of
               Cash Flows for the Six Months Ended
               May 3, 1998 and May 4, 1997
               (unaudited)                                     6


               Notes to Condensed Consolidated
               Financial Statements (unaudited)              7-9


     Item 2.   Management's Discussion and Analysis
               of Results of Operations and
               Financial Condition                         10-13


PART II.  OTHER INFORMATION


     Item 4.   Submission of Matters to a Vote                13
               of Security Holders


     Item 6.   Exhibits and Reports on Form 8-K               14

PART I.   FINANCIAL INFORMATION

        Item 1.    Financial Statements

                     PHOTRONICS, INC. AND SUBSIDIARIES

                   Condensed Consolidated Balance Sheet

                              (in thousands)

                                 ASSETS


                                               May 3,       November 2,
                                                1998           1997
                                             -----------    -----------
                                             (Unaudited)
Current assets:
  Cash, cash equivalents and
   short-term investments                     $ 36,952       $ 86,034

  Accounts receivable (less allowance
    for doubtful accounts of $235 in
    1998 and 1997)                              39,834         34,563

  Inventories                                   13,992         11,302

  Other current assets                           7,376          7,038
                                              --------       --------
     Total current assets                       98,154        138,937

Property, plant and equipment
 (less accumulated depreciation of
 $86,561 in 1998 and $71,900 in 1997)          248,036        203,813

Intangible assets (less accumulated
  amortization of $5,012 in 1998
  and $4,048 in 1997)                           21,055          8,218

Investments and other assets                    12,984         14,244
                                              --------       --------
                                              $380,229       $365,212
                                              ========       ========




See accompanying notes to condensed consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheet
      (dollars in thousands, except share and per share amounts)
                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                               May 3,       November 2,
                                                1998           1997
                                             -----------    -----------
                                             (Unaudited)
Current liabilities:
  Current portion of long-term debt            $ 1,990         $   272
  Accounts payable                              39,272          34,173
  Income taxes payable                             788           3,454
  Accrued salaries and wages                     5,572           7,423
  Other accrued liabilities                     14,460          12,217
                                              --------        --------
     Total current liabilities                  62,082          57,539

Long-term debt                                 104,361         106,194
Deferred income taxes and other liabilities     16,041          15,504
                                              --------        --------
     Total liabilities                         182,484         179,237
                                              --------        --------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.01 par value,
   2,000,000 shares authorized,
   none issued and outstanding                       -              -

  Common stock, $0.01 par value,
   75,000,000 shares authorized,
   24,397,170 shares issued in 1998
   and 24,300,970 shares in 1997                   244             243

  Additional paid-in capital                    86,196          85,129
  Retained earnings                            111,198          99,609
  Unrealized gains on investments                2,565           3,251
  Cumulative foreign currency
   translation adjustment                       (2,275)         (2,008)

  Deferred compensation on restricted stock       (183)           (249)
                                              --------        --------
     Total shareholders' equity                197,745         185,975
                                              --------        --------
                                              $380,229        $365,212
                                              ========        ========


See accompanying notes to condensed consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES
               Condensed Consolidated Statement of Earnings
                 (in thousands, except per share amounts)
                                (Unaudited)




                                  Three Months Ended     Six Months Ended
                                  ------------------    -------------------
                                   May 3,    May 4,      May 3,     May 4,
                                    1998      1997        1998       1997
                                  -------    -------    --------    -------
Net sales                         $61,307    $49,034    $112,239    $89,063


Costs and expenses:
 Cost of sales                     37,560     30,283      68,826     55,630
 Selling, general and
  administrative                    7,661      6,244      14,251     11,279
 Research and development           3,152      2,622       6,085      4,924
 Non-recurring restructuring
  charge                            3,800          -       3,800          -
                                  -------    -------    --------    -------
Operating income                    9,134      9,885      19,277     17,230


Interest and other income
  (expense), net                     (525)        99        (588)     1,379
                                  -------    -------    --------    -------
Income before income taxes          8,609      9,984      18,689     18,609

Provision for income taxes          3,300      3,800       7,100      7,100
                                  -------    -------    --------    -------
Net income                        $ 5,309    $ 6,184    $ 11,589    $11,509
                                  =======    =======    ========    =======

Earnings per share - basic        $  0.22    $  0.26    $   0.48    $  0.48
                                  =======    =======    ========    =======

Earnings per share - diluted      $  0.22    $  0.25    $   0.47    $  0.46
                                  =======    =======    ========    =======

Weighted average number of common
 shares outstanding-basic          24,355     24,013      24,328     23,845
                                  =======    =======    ========    =======

Weighted average number of common
 shares outstanding - diluted      29,201     24,941      29,095     24,785
                                  =======    =======    ========    =======

See accompanying notes to condensed consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES
              Condensed Consolidated Statement of Cash Flows
                               (in thousands)
                                (Unaudited)
                                                     Six Months Ended
                                                    -------------------
                                                    May 3,      May 4,
                                                     1998        1997
                                                    -------    -------
Cash flows from operating activities:
  Net income                                        $11,589    $11,509

  Adjustments to reconcile net income to net cash provided by (used in) operating activities:

    Depreciation and amortization                    15,277      9,496
    Non-recurring restructuring charge                3,800          -
    Gain on disposition of investments                 (838)    (1,060)
    Other                                               400        426
    Changes in assets and liabilities, net of
     effects of acquisitions:
    Accounts receivable                              (5,331)    (5,653)
    Inventories                                      (2,333)    (1,300)
    Other current assets                               (339)    (1,010)
    Accounts payable and other liabilities              200    (13,109)
                                                    -------    --------
Net cash provided by (used in)
  operating activities                               22,425       (701)
                                                     -------   ---------
Cash flows from investing activities:
  Acquisition of photomask operations               (32,455)         -
  Deposits on and purchases of property,
    plant and equipment                             (41,625)   (32,540)
  Net change in short-term investments               15,409      7,918
  Proceeds from sale of investments                     932      1,369
  Other                                               1,200        488
                                                    -------    -------
Net cash used in investing activities               (56,539)   (22,765)
                                                    -------    -------
Cash flows from financing activities:
  Repayment of long-term debt                          (136)       (19)
  Borrowings under revolving credit facility              -     15,000
  Proceeds from issuance of common stock              1,068        834
                                                    -------    -------
Net cash provided by financing activities               932     15,815
                                                    -------    -------
Effect of exchange rate changes on cash flows          (491)         -
                                                    -------    -------
Net decrease in cash and cash equivalents           (33,673)    (7,651)

Cash and cash equivalents at beginning of period     57,845     18,766
                                                    -------    -------
Cash and cash equivalents at end of period          $24,172    $11,115
                                                    =======    =======
Cash paid during the period for:
    Interest                                        $ 3,188    $    14
    Income taxes                                    $ 9,779    $ 3,026

See accompanying notes to condensed consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES
          Notes to Condensed Consolidated Financial Statements
        Three and Six Months Ended May 3, 1998 and May 4, 1997
                             (Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The condensed consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and six-month periods ended May 3, 1998 and May 4, 1997. Interim financial data presented herein are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the consolidated financial statements and footnotes for the year ended November 2, 1997 included in the Company's Annual Report on Form 10-K for the year ended November 2, 1997, which gives a complete discussion of these matters.

NOTE 2 - EARNINGS PER SHARE

In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which establishes new standards for the computation and disclosure of earnings per share ("EPS"). The new statement requires dual presentation of "basic" EPS and "diluted" EPS. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted.

A reconciliation of basic and diluted EPS for the three and six months ended May 3, 1998 and May 4, 1997 is as follows (in thousands, except per share amounts):
                                                 Average
                                      Net         Shares      Earnings
                                     Income    Outstanding    Per Share
                                    -------    -----------    ---------
Three Months
-----------
1998:
    Basic                           $ 5,309       24,355        $ 0.22
    Effect of potential dilution                                ======
     from exercise of stock options
     and conversion of notes            987        4,846
                                    -------       ------
    Diluted                         $ 6,296       29,201        $ 0.22
                                    =======       ======        ======

                                                 Average
                                      Net         Shares      Earnings
                                     Income    Outstanding    Per Share
                                    -------    -----------    ---------
1997:
    Basic                           $ 6,184       24,013        $ 0.26
    Effect of potential dilution                                ======
     from exercise of stock options       -          928
                                    -------       ------
    Diluted                         $ 6,184       24,941        $ 0.25
                                    =======       ======        ======

Six Months
----------
1998:
    Basic                           $11,589       24,328        $ 0.48
    Effect of potential dilution                                ======
     from exercise of stock options
     and conversion of notes          2,024        4,767
                                    -------       ------
    Diluted                         $13,613       29,095        $ 0.47
                                    =======       ======        ======

1997:
    Basic                           $11,509       23,845        $ 0.48
    Effect of potential dilution                                ======
     from exercise of stock options       -          940
                                    -------       ------
    Diluted                         $11,509       24,785        $ 0.46
                                    =======       ======        ======

All common share and per share data have been restated to give effect to the 2-for-1 stock split of the Company's common stock paid to shareholders of record on November 17, 1997.


NOTE 3 - ACQUISITION OF MOTOROLA'S PHOTOMASK OPERATIONS

In December 1997, the Company acquired the internal photomask manufacturing operations of Motorola, Inc. ("Motorola") in Mesa, Arizona for $29.1 million in cash. The assets acquired included modern manufacturing systems capable of supporting a wide range of photomask technologies. Additionally, the Company entered into a multi-year supply agreement whereby it will supply the photomask requirements previously provided by the acquired operations. The acquisition was accounted for as a purchase and, accordingly, the acquisition price was allocated to property, plant and equipment as well as certain intangible assets based on relative fair value. The excess of purchase price over the fair value of assets acquired is being amortized over fifteen (15) years. The Condensed Consolidated Statement of Earnings includes the results of the former Motorola photomask operations from December 31, 1997, the effective date of the acquisition.

NOTE 4 - NON-RECURRING RESTRUCTURING CHARGE

On March 13, 1998, the Company announced its plans to optimize its North American manufacturing network by re-organizing its two California operations. The Company will dedicate its Milpitas facility to the production of high-end technology photomasks and dedicate its Sunnyvale facility to the production of mature technology photomasks. In addition, the Company announced its plans to consolidate its Colorado Springs, Colorado photomask manufacturing operations into its other North American manufacturing facilities. The Company also intends to sell its Large Area Mask (LAM) Division. The Company has determined that the LAM business, which is also located in Colorado Springs, does not represent a long-term strategic fit with its core photomask business. The Company will continue to maintain a sales office, photomask design center and recertification operation in Colorado Springs. The Company recorded a $3.8 million charge in the second quarter of 1998 for the restructuring.

Item 2.          Management's Discussion and Analysis of Results
               of Operations and Financial Condition
               Three and Six Months ended May 3, 1998 versus May 4, 1997

     A significant portion of the changes in Photronics, Inc. ("Photronics") results of operations for the three and six months ended May 3, 1998, as compared to the same periods during the last fiscal year, was attributable to expansion of international operations in Europe and Asia, together with the acquisition, on December 31, 1997, of the internal photomask manufacturing operations of Motorola, Inc. in Mesa, Arizona and the commencement of operations in its Austin, Texas facility in February 1998. Revenues and costs also have been affected by the increased demand for higher technology photomasks which require more advanced manufacturing capabilities and generally command higher average selling prices. To meet this demand and position the Company for future growth, the Company continues to make substantial investments in high-end manufacturing technology and capacity both at existing and new facilities.

     Net sales for the three and six months ended May 3, 1998 increased 25% to $61.3 million and 26% to $112.2 million, respectively, compared with $49.0 million and $89.1 million for the corresponding prior year periods. The increase for the three months ended May 3, 1998 resulted primarily from new facilities in Mesa, Arizona and Austin, Texas as well as growth in Photronics' international operations. The year-to-date increase resulted from the new facilities in Mesa and Austin, continued growth from Photronics' international operations and from increased shipments to customers from existing facilities due to stronger high-end product demand and the availability of greater advanced manufacturing capability, reflecting the implementation of the Company's capacity expansion program.

     Gross profit for the three and six months ended May 3, 1998, increased 27% to $23.7 million, and 30% to $43.3 million, respectively, compared with $18.8 million and $33.4 million for the same periods in the prior fiscal year. Gross margins increased to 38.7% of sales in the second quarter ended May 3, 1998, compared with 38.2% in the second quarter of 1997. For the six month period ended May 3, 1998 the gross margin was 38.7% compared to 37.5% for the first six months in the prior year. The increase in gross margins resulted principally from a higher capacity utilization of the Company's installed equipment base, resulting in better absorption of new manufacturing capacity and the related mix of more advanced products. These increases were partially offset by lower margins from the start-up of the Austin, Texas facility and lower margins in the recently acquired Mesa, Arizona operation. To allow for increased manufacturing capability, the Company has continued to increase its staffing levels and added to its manufacturing systems, resulting in higher labor and equipment-related costs, including depreciation expense. The Company anticipates that its fixed operating costs will increase in connection with its continuing capacity expansion which it expects to offset with increases in net sales.

     Selling, general and administrative expenses increased 23% to $7.7 million and 26% to $14.3 million, respectively, for the three and six months ended May 3, 1998, compared with $6.2 million and $11.3 million for the same periods in the prior fiscal year. However, as a percentage of net sales, selling, general and administrative expenses decreased to 12.5% for the three months ended May 3, 1998, compared with 12.7% for the same period in the prior fiscal year. The increases in costs resulted from the addition of the new operations in Austin and Mesa, as well as increased staffing and other costs associated with the Company's expansion. Selling, general and administrative expenses were 12.7% of sales for both of the six month periods in 1998 and 1997.

     Research and development expenses for the three and six months ended May 3, 1998, increased 20% to $3.2 million and 24% to $6.1 million, respectively, compared with $2.6 million and $4.9 million for the same periods in the prior fiscal year. These increases reflect continued engineering on more complex photomasks, including phase shift, optical proximity correction and deep ultra-violet technologies, as well as on Beta Squared's development of PLASMAX. As a percentage of net sales, research and development expenses were 5.1% and 5.4% for the three and six months ended May 3, 1998, respectively, compared with 5.3% and 5.5% in the corresponding prior fiscal periods.

     As previously announced, Photronics instituted a plan to optimize its North American operations. The plan includes the transfer of the photomask manufacturing operations in Colorado Springs to other sites within the network and the disposition of the Large Area Mask business unit which is also housed in Colorado Springs. In addition, the Company is also reorganizing its Silicon Valley Operations by having the Milpitas facility concentrate on advanced photomask applications, and the facility in Sunnyvale focus on more mature technologies. A pretax restructuring charge of $3.8 million ($2.4 million after tax or $0.08 per share on a diluted basis) was recorded in the second quarter to cover the associated costs.

     Net other expenses increased $0.6 million and $2.0 million for the three and six months ended May 3, 1998, principally as a result of interest expense on the newly issued convertible notes, partially offset by interest income.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments decreased to $37.0 million from $86.0 million during the first six months of fiscal 1998, due primarily to the acquisition of the Motorola photomask operations, as well as capital expenditures for facilities and equipment in connection with the Company's expansion of its manufacturing capacity. These expenditures, which aggregated $74.1 million were partially offset by positive cash generated from operations of $22.4 million.

     Accounts receivable increased 15% to $39.8 million at May 3, 1998 from $34.6 million at November 2, 1997, and inventories increased $2.7 million, or 24% from November 2, 1997 to $14.0 million at May 3, 1998, primarily as a result of higher order activity and the addition of the new manufacturing locations in Austin and Mesa.

            Property, plant and equipment, net, increased to $248.0 million at May 3, 1998, from $203.8 million at November 2, 1997. Deposits on and purchases of equipment, construction in progress of new facilities, and the acquisition of Motorola's photomask operation aggregated $74.1 million during the six months ended May 3, 1998. These increases were offset by depreciation expense totaling $14.4 million in the first six months of fiscal 1998. The increase in net intangible assets to $21.0 million at May 3, 1998 from $8.2 million at November 2, 1997, was due primarily to the Motorola acquisition.

     Investments and other assets decreased to $13.0 million at May 3, 1998 from $14.2 million at November 2, 1997, due to the sale of certain investment securities, the amortization of deferred financing fees and the valuation of investment securities at their market values.

     Current liabilities, exclusive of current portion of long-term debt increased $2.8 million to $60.1 million at May 3, 1998, primarily due to the restructuring charge.

     The Company's commitments represent on-going investments in additional manufacturing capacity, as well as advanced equipment for research and development of the next generation of higher technology and more complex photomasks. At May 3, 1998, the Company had commitments outstanding for capital expenditures of approximately $50 million. Additional commitments are expected to be incurred during 1998.

     The Company has a revolving credit facility that permits borrowings of up to $30.0 million at any time through October 31, 1998. There have
been no amounts outstanding during 1998.   Any amounts outstanding at
October 31, 1998 will be due and payable on such date. The Company believes that its currently available resources, together with its capacity for substantial growth and its accessibility to other debt and equity financing sources, are sufficient to satisfy its cash requirements for the foreseeable future.


EFFECT OF NEW ACCOUNTING STANDARDS

     In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." In April, 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." Each of these statements establishes new standards for financial statement reporting and disclosure of certain information. The Company has evaluated these standards and they are not expected to have a material impact on the Company's financial position, results of operations or cash flows.


YEAR 2000 COSTS

     The Company is currently implementing new worldwide computerized manufacturing and information systems which will be completed in 1998. Such systems have the ability to process transactions with dates for the year 2000 and beyond at no incremental cost and, accordingly, "Year 2000" issues are not expected to have any material impact on the Company's future financial condition or results or operations.

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


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

       (a) The matters set forth in this Item 4 were submitted to a vote of security holders of the Company at an Annual Meeting of Shareholders held on March 18, 1998.

       (b) The following directors, constituting the entire Board of Directors, were elected at the Annual Meeting of Shareholders held on March 18, 1998. Also indicated are the affirmative, negative and authority withheld votes for each director.

                                                             Authority
                                       For        Against     Withheld
       Walter M. Fiederowicz        21,379,055       -         59,610
       Joseph A. Fiorita, Jr.       21,367,642       -         71,023
       Constantine S. Macricostas   21,366,992     2,000       69,673
       Yukio Tagawa                 21,342,192       -         96,473
       Michael J. Yomazzo           21,368,692       -         69,973



       (c) The following additional matters, and the affirmative and negative votes and abstentions and broker non-votes with respect thereto, were approved at the Annual Meeting of Shareholders held on March 18, 1998.

           The approval of the 1998 Stock Option Plan of the Company:
               Affirmative votes             19,611,070
               Negative votes                 1,764,040
               Abstentions/Broker non-votes      63,555

           The ratification of the appointment of Deloitte and Touche LLP as the independent certified public accountants of the Company for the fiscal year ending November 1, 1998:

          Affirmative Votes                  21,419,255
          Negative Votes                          7,499
          Abstentions/Broker Non-Votes           11,911

Item 6.  Exhibits and Reports on Form 8-K

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



Date: June 17, 1998