Form 10-Q
period 1998-08-02
PHOTRONICS INC
filed 1998-09-16
CIK 810136

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ......August 2, 1998..........

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


          Class                        Outstanding at August 2,1998
Common Stock, $.01 par value               24,417,377 Shares
                        PHOTRONICS, INC.
                        AND SUBSIDIARIES


                             INDEX


                                                             Page

PART I.   FINANCIAL INFORMATION



     Item 1.   Financial Statements


               Condensed Consolidated Balance Sheet
               at August 2, 1998 (unaudited) and
               November 2, 1997                              3-4


               Condensed Consolidated Statement of
               Earnings for the Three and Nine Months
               Ended August 2, 1998 and August 3,
               1997 (unaudited)                                5


               Condensed Consolidated Statement of
               Cash Flows for the Nine Months Ended
               August 2, 1998 and August 3, 1997
               (unaudited)                                     6


               Notes to Condensed Consolidated
               Financial Statements (unaudited)              7-9


     Item 2.   Management's Discussion and Analysis
               of Results of Operations and
               Financial Condition                         10-13


PART II.  OTHER INFORMATION

     Item 5.   Other Information                              13

     Item 6.   Exhibits and Reports on Form 8-K            13-14

PART I.   FINANCIAL INFORMATION

        Item 1.    Financial Statements


                     PHOTRONICS, INC. AND SUBSIDIARIES

                   Condensed Consolidated Balance Sheet

                              (in thousands)

                                 ASSETS

                                              August 2,     November 2,
                                                1998           1997
                                             -----------    -----------
                                             (Unaudited)
Current assets:
  Cash, cash equivalents and
   short-term investments                     $ 36,399       $ 86,034

  Accounts receivable (less allowance
    for doubtful accounts of $235 in
    1998 and 1997)                              35,361         34,563

  Inventories                                   15,019         11,302

  Other current assets                           7,956          7,038
                                              --------       --------
     Total current assets                       94,735        138,937

Property, plant and equipment
 (less accumulated depreciation of
 $94,233 in 1998 and $71,900 in 1997)          257,178        203,813

Intangible assets (less accumulated
  amortization of $5,467 in 1998
  and $4,048 in 1997)                           20,600          8,218

Investments and other assets                    10,505         14,244
                                              --------       --------
                                              $383,018       $365,212
                                              ========       ========




See accompanying notes to condensed consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheet
      (dollars in thousands, except share and per share amounts)
                  LIABILITIES AND SHAREHOLDERS' EQUITY


                                              August 2,     November 2,
                                                1998           1997
                                             -----------    -----------
                                             (Unaudited)
Current liabilities:
  Current portion of long-term debt            $ 2,030         $   272
  Accounts payable                              43,152          34,173
  Income taxes payable                               -           3,454
  Accrued salaries and wages                     5,585           7,423
  Other accrued liabilities                     12,840          12,217
                                              --------        --------
     Total current liabilities                  63,607          57,539

Long-term debt                                 104,301         106,194
Deferred income taxes and other liabilities     14,275          15,504
                                              --------        --------
     Total liabilities                         182,183         179,237
                                              --------        --------

Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.01 par value,
   2,000,000 shares authorized,
   none issued and outstanding                       -              -

  Common stock, $0.01 par value,
   75,000,000 shares authorized,
   24,417,377 shares issued in 1998
   and 24,300,970 shares in 1997                   244             243

  Additional paid-in capital                    87,187          85,129
  Retained earnings                            117,042          99,609
  Unrealized gains on investments                1,212           3,251
  Cumulative foreign currency
   translation adjustment                       (4,689)         (2,008)

  Deferred compensation on restricted stock       (161)           (249)

                                              --------        --------
     Total shareholders' equity                200,835         185,975
                                              --------        --------
                                              $383,018        $365,212
                                              ========        ========

See accompanying notes to condensed consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES
               Condensed Consolidated Statement of Earnings
                 (in thousands, except per share amounts)
                                (Unaudited)



                                 Three Months Ended     Nine Months Ended
                                --------------------   --------------------
                                August 2,  August 3,   August 2,  August 3,
                                  1998       1997        1998       1997
                                ---------  ---------   ---------  ---------
Net sales                        $57,681    $53,081    $169,920   $142,144


Costs and expenses:
 Cost of sales                    36,589     32,420     105,415     88,050
 Selling, general and
  administrative                   7,448      6,671      21,699     17,950
 Research and development          3,330      2,788       9,415      7,712
 Non-recurring restructuring
  charge                               -          -       3,800          -
                                 -------    -------    --------    -------
Operating income                  10,314     11,202      29,591     28,432


Interest and other income
  (expense), net                    (870)      (263)     (1,458)     1,116
                                 -------    -------    --------    -------
Income before income taxes         9,444     10,939      28,133     29,548

Provision for income taxes         3,600      4,100      10,700     11,200
                                 -------    -------    --------    -------
Net income                       $ 5,844    $ 6,839    $ 17,433    $18,348
                                 =======    =======    ========    =======

Earnings per share - basic       $  0.24    $  0.29    $   0.72    $  0.77
                                 =======    =======    ========    =======

Earnings per share - diluted     $  0.24    $  0.27    $   0.70    $  0.73
                                 =======    =======    ========    =======

Weighted average number of common
 shares outstanding-basic         24,412     23,853      24,356     23,844
                                 =======    =======    ========    =======

Weighted average number of common
 shares outstanding-diluted       29,057     27,896      29,082     26,067
                                 =======    =======    ========    =======

See accompanying notes to condensed consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES
              Condensed Consolidated Statement of Cash Flows
                               (in thousands)
                                (Unaudited)
                                                    Nine Months Ended
                                                  ---------------------
                                                  August 2,   August 3,
                                                     1998        1997
                                                  ---------   ---------
Cash flows from operating activities:
  Net income                                        $17,433    $18,348

  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                    23,904     15,142
    Non-recurring restructuring charge                3,800          -
    Gain on sale of investments                        (838)    (1,308)
    Other                                               594        724
    Changes in assets and liabilities, net of
     effects of acquisitions:
    Accounts receivable                              (1,248)    (9,008)
    Inventories                                      (3,412)    (1,429)
    Other current assets                               (939)        61
    Accounts payable and other liabilities            1,085       (380)
                                                    -------    -------
Net cash provided by operating activities            40,379     22,150
                                                    -------    -------
Cash flows from investing activities:
  Acquisition of photomask operations               (32,455)    (1,065)
  Deposits on and purchases of property,
    plant and equipment                             (61,395)   (57,416)
  Net change in short-term investments               18,016    (20,440)
  Proceeds from sale of investments                     932      1,658
  Other                                                 298       (875)
                                                    -------    -------
Net cash used in investing activities               (74,604)   (78,138)
                                                    -------    -------
Cash flows from financing activities:
  Repayment of long-term debt                          (198)       (28)
  Issuance of subordinated notes,
    net of deferred issuance costs                        -     99,697
  Proceeds from issuance of common stock              2,059      2,873
                                                    -------    -------
Net cash provided by financing activities             1,861    102,542
                                                    -------    -------
Effect of exchange rate changes on cash flows           745          -
                                                    -------    -------
Net increase (decrease) in cash                     (31,619)    46,554
  and cash equivalents

Cash and cash equivalents at beginning of period     57,845     18,766
                                                    -------    -------
Cash and cash equivalents at end of period          $26,226    $65,320
                                                    =======    =======
Cash paid during the period for:
    Interest                                        $ 6,305    $   157
    Income taxes                                    $13,114    $ 6,981

See accompanying notes to condensed consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES
          Notes to Condensed Consolidated Financial Statements
     Three and Nine Months Ended August 2, 1998 and August 3, 1997
                             (Unaudited)


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended August 2, 1998 are not necessarily indicative of the results that may be expected for the year ending November 1, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Company's Annual Report on Form 10-K for the year ended November 2, 1997.


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

A reconciliation of basic and diluted EPS for the three and nine months ended August 2, 1998 and August 3, 1997 is as follows (in thousands, except per share amounts):
                                                 Average
                                      Net         Shares      Earnings
                                     Income    Outstanding    Per Share
                                    -------    -----------    ---------
Three Months
-----------
1998:
    Basic                           $ 5,844       24,412        $ 0.24
    Effect of potential dilution                                ======
     from exercise of stock options
     and conversion of notes            987        4,645
                                    -------       ------
    Diluted                         $ 6,831       29,057        $ 0.24
                                    =======       ======        ======

                                                 Average
                                      Net         Shares      Earnings
                                     Income    Outstanding    Per Share
                                    -------    -----------    ---------
1997:
    Basic                           $ 6,839       23,853        $ 0.29
    Effect of potential dilution                                ======
     from exercise of stock options
     and conversion of notes            780        4,043
                                    -------       ------
    Diluted                         $ 7,619       27,896        $ 0.27
                                    =======       ======        ======

Nine Months
-----------
1998:
    Basic                           $17,433       24,356        $ 0.72
    Effect of potential dilution                                ======
     from exercise of stock options
     and conversion of notes          3,011        4,726
                                    -------       ------
    Diluted                         $20,444       29,082        $ 0.70
                                    =======       ======        ======

1997:
    Basic                           $18,348       23,844        $ 0.77
    Effect of potential dilution                                ======
     from exercise of stock options
     and conversion of notes            780        2,223
                                    -------       ------
    Diluted                         $19,128       26,067        $ 0.73
                                    =======       ======        ======

All 1997 common share and per share data have been restated to give effect to the 2-for-1 stock split of the Company's common stock paid to shareholders of record on November 17, 1997.


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

Item 2.   Management's Discussion and Analysis of Results
          of Operations and Financial Condition
          Three and Nine Months ended August 2, 1998 versus August 3,
          1997

     A significant portion of the changes in Photronics, Inc. ("Photronics") results of operations for the three and nine months ended August 2, 1998, as compared to the same periods during the last fiscal year, were attributable to expansion of international operations in Europe and Asia, together with the acquisition, on December 31, 1997, of the internal photomask manufacturing operations of Motorola, Inc. in Mesa, Arizona and the commencement of operations in its newly constructed Austin, Texas facility in February 1998. Revenues and costs also have been affected by the increased demand for higher technology photomasks which require more advanced manufacturing capabilities and generally command higher average selling prices. To meet this demand and position the Company for future growth, the Company continues to make substantial investments in high-end manufacturing technology and capability both at existing and new facilities.

     Net sales for the three and nine months ended August 2, 1998 increased 9% to $57.7 million and 20% to $169.9 million, respectively, compared with $53.1 million and $142.1 million for the corresponding prior year periods. The increase for the three months ended August 2, 1998 resulted primarily from new facilities in Mesa, Arizona and Austin, Texas, as well as growth in Photronics' international operations. The year-to-date increase resulted from the new facilities in Mesa and Austin, continued growth from Photronics' international operations and from increased shipments to customers from existing facilities due to stronger high-end product demand and the availability of greater advanced manufacturing capability, reflecting the implementation of the Company's capacity expansion program.

     The slow-down being experienced by the semiconductor industry has impacted the release of new integrated circuit designs. This has resulted in a current weakness in photomask demand and accentuated competitive pressures in the industry. The company cannot predict the duration of such industry conditions or the impact on its future operating results.

     Gross profit for the three and nine months ended August 2, 1998, increased 2% to $21.1 million, and 19% to $64.5 million, respectively, compared with $20.7 million and $54.1 million for the same periods in the prior fiscal year. Gross margins decreased to 36.6% of sales in the third quarter ended August 2, 1998, compared with 38.9% in the third quarter of 1997. For the nine month period ended August 2, 1998 the gross margin was 38.0% compared to 38.1% for the first nine months in the prior year. The decrease in gross margins resulted principally from higher depreciation and maintenance costs associated with the Company's substantial investment in new facilities and equipment to manufacture advanced photomasks. The Company anticipates that its increased fixed operating costs resulting from its continuing expansion will, over time, be offset by increases in net sales. In addition, the Company is experiencing lower margins at the formally captive Mesa, Arizona operation acquired earlier in the year.

     Selling, general and administrative expenses increased 12% to $7.4 million and 21% to $21.7 million, respectively, for the three and nine months ended August 2, 1998, compared with $6.7 million and $18.0 million for the same periods in the prior fiscal year. However, as a percentage of net sales, selling, general and administrative expenses were relatively constant at 12.9% for the three months ended August 2, 1998, compared with 12.6% for the same period in the prior fiscal year. Selling, general and administrative expenses were 12.8% of sales for the nine month period ended August 2, 1998 and 12.6% for 1997. The increases in costs resulted from the addition of the new operations in Austin and Mesa, as well as increased staffing and other costs associated with the Company's growth.

     Research and development expenses for the three and nine months ended August 2, 1998, increased 19% to $3.3 million and 22% to $9.4 million, respectively, compared with $2.8 million and $7.7 million for the same periods in the prior fiscal year. These increases reflect continued engineering on more complex photomasks, including phase shift, optical proximity correction and deep ultra-violet technologies, as well as on Beta Squared's development of PLASMAX. As a percentage of net sales, research and development expenses were 5.8% and 5.5% for the three and nine months ended August 2, 1998, respectively, compared with 5.3% and 5.4% in the corresponding prior fiscal periods.

     As previously announced, Photronics instituted a plan to optimize its North American operations. The plan includes the transfer of the photomask manufacturing operations in Colorado Springs to other sites within the network and the disposition of the Large Area Mask business unit which is also housed in Colorado Springs. In addition, the Company reorganized its Silicon Valley operations by having the Milpitas facility concentrate on advanced photomask applications, and the facility in Sunnyvale focus on more mature technologies. A pretax restructuring charge of $3.8 million ($2.4 million after tax or $0.08 per share on a diluted basis) was recorded in the second quarter to cover the associated costs.

     Net other expenses increased $0.6 million and $2.6 million for the three and nine months ended August 2, 1998, principally as a result of interest expense on the newly issued convertible notes, partially offset by interest income.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments decreased to $36.4 million from $86.0 million during the first nine months of fiscal 1998, due primarily to the acquisition of the Motorola photomask operations, as well as capital expenditures for facilities and equipment in connection with the Company's expansion of its manufacturing capacity. These expenditures, which aggregated $93.8 million were partially offset by positive cash generated from operations of $40.4 million.

     Accounts receivable increased 2% to $35.4 million as of August 2, 1998 from $34.6 million as of November 2, 1997, and inventories increased $3.7 million, or 33% from November 2, 1997 to $15.0 million as of August 2, 1998, primarily as a result of higher order activity and the addition of the new manufacturing locations in Austin and Mesa.

     Property, plant and equipment, net, increased to $257.2 million as of August 2, 1998, from $203.8 million as of November 2, 1997. Deposits on and purchases of equipment, construction in progress of new facilities, and the acquisition of Motorola's photomask operation aggregated $ 93.8 million during the nine months ended August 2, 1998. These increases were offset by depreciation expense totaling $22.5 million in the first nine months of fiscal 1998. The increase in net intangible assets to $20.6 million as of August 2, 1998 from $8.2 million as of November 2, 1997, was due primarily to the Motorola acquisition.

     Investments and other assets decreased to $10.5 million as of August 2, 1998 from $14.2 million as of November 2, 1997, due to the sale of certain investment securities, the amortization of deferred issuance costs and the valuation of investment securities at their market values.

     Current liabilities, exclusive of current portion of long-term debt, increased $4.3 million to $61.6 million as of August 2, 1998, primarily due to the restructuring charge and an increase in accounts payable (due primarily to timing).

     The Company's commitments represent on-going investments in additional manufacturing capacity, as well as advanced equipment for research and development of the next generation of higher technology and more complex photomasks. As of August 2 1998, the Company had commitments outstanding for capital expenditures of approximately $50 million. Additional commitments are expected to be incurred during 1998.

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

YEAR 2000 COSTS

     The Company is currently implementing new worldwide computerized manufacturing and information systems which will be completed in late 1998 and early 1999. Such systems have the ability to process transactions with dates for the year 2000 and beyond at no incremental cost and, accordingly, "Year 2000" issues are not expected to have any material impact on the Company's future financial condition or results or operations.

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


Item 5.  Other Information

     Historically, the Company has separately itemized and discussed in its Proxy Statements all matters that the Board of Directors knows will be presented for consideration at a shareholder meeting. The Company has also requested, and received, discretionary voting authority as to any other matters that may properly come before the shareholders meeting. Rule 14a-4 of the Securities and Exchange Commission's proxy rules allows the Company to use this discretionary voting authority only if the Company does not have notice of such other matter or matters at least 45 days before the first anniversary of the date on which the Company first mailed its proxy materials for the prior year's annual meeting of stockholders. This requirement is separate and apart from the Securities and Exchange Commission's requirements that a stockholder must meet in order to have a stockholder proposal included in the Company's proxy statement under Rule 14a-8. Accordingly, for shareholder proposals to be presented at the 1999 Annual Meeting of Shareholders, notice of such proposal must be received by the Company no later than December 29, 1998 to prevent the Company from being able to exercise its discretionary voting authority with respect to that proposal. Notice of the proposals should be mailed to Photronics, Inc., to the attention of Jeffrey P. Moonan, 1061 East Indiantown Road, Jupiter, Florida 33477.


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



Date: September 15, 1998