Form 10-K405
period 1998-11-01
PHOTRONICS INC
filed 1999-01-21
CIK 810136

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended ...November 1, 1998...

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


   Title of each class           Name of each exchange on which
                                        registered

   ______None______                ___________________


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


     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     As of December 31, 1998, 23,944,075 shares of the registrant's Common Stock were outstanding. The aggregate market value of registrant's voting stock held by non-affiliates of the registrant as of December 31, 1998 was approximately $497,417,000.

                             ________________________


                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 1999                    Incorporated into Part
Annual Meeting of Shareholders                  III of this Form 10-K.
to be held on March 23, 1999.

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

     During fiscal 1998, the Company continued to invest in its global manufacturing network and enhance its technological and manufacturing capabilities. In the United States, the Company's new Austin, Texas facility became operational in early 1998. In addition, on December 31, 1997 the Company acquired the internal photomask manufacturing operations of Motorola, Inc. ("Motorola") in Mesa, Arizona. The assets acquired include modern manufacturing systems capable of supporting a wide range of photomask technologies. Additionally, the Company entered into a supply agreement whereby it will supply the photomask requirements previously provided by the acquired operation. The Company continues to operate the facility in place.

     During the year, the Company also re-organized its Silicon Valley operations and consolidated its Colorado Springs operations (other than its large area mask operations) into its other North American facilities. The large area mask operations were not significant to the Company and are being continued in place pending divestiture. Further, due to market conditions, the Company delayed the commencement of construction of its proposed Hillsboro, Oregon facility.

     In addition to its other efforts during fiscal 1998, the Company increased its research and development activities and continued to invest in advanced manufacturing equipment to allow it to meet future technological and volume demands.

     The Company believes that its efforts have established it as a leading independent photomask manufacturer on a global basis and provides it with the facilities and expertise to continue to expand its sales base.

     The Company, through its wholly-owned subsidiary Beta Squared, Inc. ("Beta Squared"), sells and services wafer plasma etching systems and engages in the sale of refurbished semiconductor manufacturing equipment, engineering services and replacement parts, and field service for such equipment on a third-party basis.

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

     The Company conducts its sales and marketing activities through a staff of full-time sales personnel and customer service representatives who work closely with the Company's general management and technical personnel. In addition to the sales personnel at the Company's manufacturing facilities in Brookfield, Connecticut; Milpitas and Sunnyvale, California; Allen and Austin, Texas; Dresden, Germany; Manchester, United Kingdom; Neuchatel, Switzerland; and Singapore, the Company has sales offices in Carlsbad and Pasadena, California; Colorado Springs, Colorado; Raleigh, North Carolina; Hillsboro, Oregon; Lancaster, United Kingdom; and Taiwan.

     The Company supports international customers through both its domestic and foreign facilities. The Company also has sub-contract manufacturing arrangements in Taiwan and Korea. The Company considers its presence in international markets important to attracting new customers, providing global solutions to its existing customers and serving customers that utilize manufacturing foundries outside of the United States, principally in Asia. For a statement of the amount of net sales, operating income or loss, and identifiable assets attributable to each of the Company's geographic areas of operations, see Note 12 of Notes to the Consolidated Financial Statements.

Equipment Sales and Services

     In addition to the manufacture of photomasks, the Company, through its wholly-owned subsidiary, Beta Squared, manufactures, sells and services a wafer plasma etching system used in the processing of semiconductor wafers. The original system was developed by Texas Instruments which licensed to Beta Squared the right to manufacture and sell the system. Beta Squared also sells refurbished semiconductor manufacturing equipment, engineering services and replacement parts and field service for such equipment on a third-party basis. Such activities represented approximately 2% of the Company's net sales during fiscal 1998.

Customers

     The Company primarily sells its products to leading semiconductor manufacturers. The Company's largest customers during fiscal 1998 included the following:

Analog Devices, Inc.                  National Semiconductor
Atmel Corporation                       Corporation
Chartered Semiconductor               Orbit Semiconductor Inc.
  Manufacturing, Ltd.                 Philips Electronics NV
Cirrus Logic, Inc.                    Mitel Corporation
Cypress Semiconductor Corporation     Raytheon Co.
Intel Corporation                     Rockwell International Corporation
Integrated Device Technology, Inc.    ST Microelectronics
LSI Logic Corp.                       Symbios Logic, Inc.
Lucent Technologies, Inc.             Texas Instruments Incorporated
Motorola, Inc.                        VLSI Technology, Inc.

     The Company has continually expanded its customer base and, during fiscal 1998, sold its products and services to approximately 400 customers. During fiscal 1998, no single customer other than Texas Instruments accounted for more than 10% of the Company's net sales. The Company's five largest customers, in the aggregate, accounted for approximately 43% of net sales in fiscal 1998. A significant decrease in the amount of sales to any of these customers could have a material adverse effect on the Company.

Research and Development

     The Company conducts ongoing research and development programs intended to maintain the Company's leadership in technology and manufacturing efficiency. Since fiscal 1994, the Company has increased its investment in research and development activities and current efforts include deep ultraviolet, phase-shift and optical proximity correction photomasks for advanced semiconductor manufacturing as well as photomasks for next generation "post-optical" manufacturing technologies. Phase-shift and optical proximity correction photomasks use advanced lithography techniques for enhanced resolutions of images on a semiconductor wafer. Next generation "Post-optical" manufacturing technologies use an exposure source other than light (such as an x-ray or electron beam source) for wafer patterning and are designed for the manufacture of integrated circuits with critical dimensions below that believed possible with currently utilized optical exposure methods. Post-optical manufacturing technologies are still under development and have not yet been adopted as standard production methods. The Company incurred expenses of $8.5 million, $10.6 million and $12.9 million for research and development in fiscal 1996, 1997 and 1998, respectively. While the Company believes that it possesses valuable proprietary information and has received licenses under certain patents, the Company does not believe that patents are a material factor in the photomask manufacturing business and it holds only one patent.

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

     Since the mid-1980s there has been a decrease in the number of independent manufacturers as a result of independents being acquired or discontinuing operations. The Company believes that entry into the market by a new independent manufacturer would require a major investment of capital, a significant period of time to establish a commercially viable operation and additional time to attain meaningful market share and achieve profitability. In the past, competition and relatively flat demand led to pressure to reduce prices which the Company believes contributed to the decrease in the number of independent manufacturers. Although independent photomask manufacturers experienced increased demand since late 1993, recently photomask demand has softened and pricing pressures have re-emerged.

     Based upon available market information, the Company believes that it has a larger share of the United States market than any other photomask manufacturer and that it is one of the largest photomask manufacturers in the world. Competitors in the United States include DuPont Photomasks and

Align-Rite International; and in international markets, Dai Nippon Printing, Toppan, Hoya, DuPont, Taiwan Mask Corp., Innova, Precision Semiconductor Mask Corp., Align-Rite and Compugraphics. In addition, some of the Company's customers possess their own captive facilities for manufacturing photomasks and certain semiconductor manufacturers market their photomask manufacturing services to outside customers as well as to their internal organization.

Employees

     As of November 1, 1998, the Company employed approximately 1,180 persons on a full-time basis. The Company believes that it offers competitive compensation and other benefits and that its employee relations are good. Except for employees in the United Kingdom, none of the Company's employees is represented by a union.

ITEM 1A.   EXECUTIVE OFFICERS OF REGISTRANT

     The names of the executive officers of the Company are set forth below, together with the positions held by each person in the Company. All executive officers are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

                                                            SERVED AS AN
         NAME AND AGE                POSITION               OFFICER SINCE

Constantine S. Macricostas, 63   Chairman of the                 1974
                                 Board, Member of the
                                 Office of the Chief
                                 Executive and Director

Michael J. Yomazzo, 56           Vice Chairman, Member           1977
                                 of the Office of the
                                 Chief Executive and
                                 Director

James R. Northup, 38             President and Member of         1994
                                 the Office of the Chief
                                 Executive

Jeffrey P. Moonan, 42            Executive Vice President -      1988
                                 Finance and Administration,
                                 Member of the Office of the
                                 Chief Executive, General
                                 Counsel and Secretary

Brian J. Hambidge, 54            Executive Vice President -      1997
                                 Worldwide Operations

Robert J. Bollo, 54              Vice President/Finance          1994
                                 and Chief Financial
                                 Officer


     For the past five years each of the executive officers of the Company held the office shown, except as follows:

     Mr. Macricostas served as Chief Executive Officer until August 1997. Mr. Macricostas also serves as a Director of Nutmeg Federal Savings and Loan Association and the DII Group, Inc., a supplier of integrated electronic manufacturing products and services.

     Michael J. Yomazzo has been Vice Chairman since January 1, 1999.
From August 1997 until January 1999, he served as President and Chief Executive Officer, from January 1994 until August 1997 he served as President and Chief Operating Officer and from November 1990 until January 1994, he served as Executive Vice President and Chief Financial Officer.

     James R. Northup has been President since January 1, 1999. From November 1996 until January, 1999, he served as Senior Vice President - North American Operations, from January 1996 to November 1996, he served as Vice President - Operations, and from January 1994 to January 1996, he served as Director of Connecticut Operations.

     Jeffrey P. Moonan has been Executive Vice President since January 1, 1999. From January 1994 until January 1999, he served as Senior Vice President. He has also served as General Counsel and Secretary since July 1988. From July 1989 until January 1994, he also served as Vice
President/Administration.

     Brian J. Hambidge has served as Executive Vice President - Worldwide Operations since April 1998. From April 1997 until April 1998, he served as Vice President - European Operations. For more than three years prior thereto, he served in various executive manufacturing positions with GEC Plessey Semiconductors.

     Robert J. Bollo has been Vice President/Finance and Chief Financial Officer since November 1994. From August 1994 to November 1994, he served as Director of Finance. From April 1992 to July 1994, he was a Principal of CFO Associates, Inc., a financial management firm.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company's properties include buildings in which the Company currently conducts manufacturing operations or land for future construction of facilities. The following table presents certain information about the Company's manufacturing facilities.
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

     Lease terms range from five years with options to renew to up to twenty years for other facilities. In addition, the Company leases office space in Jupiter, Florida; Carlsbad and Pasadena, California; Hillsboro,

Oregon and certain adjacent property in Brookfield, Connecticut. The Company has also obtained property in Brookfield, Connecticut and Hillsboro, Oregon for the construction of additional facilities.

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

     For the year ended November 1, 1998, the Company leased real property and equipment at an aggregate annual rental of approximately $4.4 million.

     Other than new manufacturing facilities or equipment which have not yet been placed into service and property held for the possible construction of facilities, the Company believes it substantially utilized its facilities during the 1998 fiscal year.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings, nor is the property of the Company subject to any such proceedings.

                                PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDERS' MATTERS

     The Common Stock of the Company is traded on the NASDAQ National Market System (NMS) under the symbol PLAB. The table below shows the range of high and low sale prices per share for each quarter for fiscal year 1998 and 1997, as reported on the NASDAQ NMS. All per share prices have been adjusted for a two-for-one stock split for shareholders of record on November 17, 1997.

                                                 High        Low
                                                ------     ------
    Fiscal Year Ended November 1, 1998:
        Quarter Ended February 1, 1998          $25.75     $18.00
        Quarter Ended May 3, 1998                37.88      23.00
        Quarter Ended August 2, 1998             37.13      16.38
        Quarter Ended November 1, 1998           22.94       9.50

    Fiscal Year Ended November 2, 1997:
        Quarter Ended February 2, 1997          $20.13     $11.75
        Quarter Ended May 4, 1997                19.25      13.13
        Quarter Ended August 3, 1997             28.50      17.31
        Quarter Ended November 2, 1997           32.06      16.75


     On December 31, 1998, the closing sale price for the Common Stock as reported by NASDAQ was $23.97. Based on information available to the

Company, the Company believes it has approximately 5,000 beneficial shareholders.

     The Company has not paid any cash dividend to date and, for the foreseeable future, anticipates that earnings will continue to be retained for use in its business.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data is derived from the Company's consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K. All share and per share amounts have been adjusted for a two-for-one stock split for shareholders of record on November 17, 1997.

                                                                       Years Ended
                                        --------------------------------------------------------------------------
                                        November 1,    November 2,     October 31,     October 31,     October 31,
                                           1998           1997            1996            1995            1994
                                        -----------    -----------     -----------     -----------     -----------
                                                        (in thousands, except per share amounts)
OPERATING DATA:

 Net sales                               $222,572       $197,451        $160,071        $125,299        $ 80,696

 Costs and expenses:
  Cost of sales                           141,628        121,502          98,267          76,683          51,204
  Selling, general and
   administrative                          28,793         24,940          21,079          17,127          10,517
  Research and development                 12,893         10,605           8,460           7,899           4,738
  Non-recurring restructuring charge        3,800              -               -               -               -
                                         --------       --------        --------        --------        --------
  Operating income                         35,458         40,404          32,265          23,590          14,237

 Other income and expense:
  Interest income                           2,721          2,424           1,601           1,627             568
  Interest expense                         (6,143)        (2,466)           (160)           (141)            (75)
  Other income, net                         1,046          1,074             197           4,766             571
                                         --------       --------        --------         -------         -------

 Income before income taxes                33,082         41,436          33,903          29,842          15,301

 Provision for income taxes                12,600         15,800          12,900          11,210           4,965*
                                          -------        -------         -------         -------         -------
   Net income                             $20,482        $25,636         $21,003         $18,632         $10,336*
                                          =======        =======         =======         =======         =======

 Earnings per share:

   Basic                                    $0.84          $1.07           $0.89           $0.87           $0.53
                                            =====          =====           =====           =====           =====

   Diluted                                  $0.84          $1.03           $0.87           $0.83           $0.51*
                                            =====          =====           =====           =====           =====

 Weighted average number of
  common shares outstanding:

   Basic                                   24,350         23,910          23,496          21,504          19,448
                                           ======         ======          ======          ======          ======

   Diluted                                 28,958         26,628          24,202          22,414          20,124
                                           ======         ======          ======          ======          ======

* Includes cumulative effect of change in accounting for income taxes of $237, or $0.01 per share.

                                        --------------------------------------------------------------------------

                                        November 1,    November 2,     October 31,     October 31,     October 31,
                                           1998           1997            1996            1995            1994
                                        -----------    -----------     -----------     -----------     -----------
                                                        (in thousands, except per share amounts)
BALANCE SHEET DATA:

  Working capital                        $ 36,871       $ 81,398        $ 21,613        $ 49,653        $ 32,329
  Property, plant and equipment           253,781        203,813         123,666          72,063          39,205
  Total assets                            371,549        365,212         211,903         174,218          98,346
  Long-term debt                          104,261        106,194           1,987           1,809             495
  Shareholders' equity                    200,430        185,975         156,417         134,045          80,402
  Cash dividends declared per share             -              -               -               -               -

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the
Years Ended November 1, 1998, November 2, 1997 and October 31, 1996

OVERVIEW

     A significant portion of the changes in Photronics, Inc. ("Photronics") results of operations over the course of the three years ended November 1, 1998 are attributable to expansion of the Company's international operations in Europe and Asia. In addition, on December 31, 1997, the Company acquired the internal photomask manufacturing operations of Motorola, Inc. in Mesa, Arizona, and in February 1998, commenced operations in its newly constructed Austin, Texas facility. The Company's growth has also been affected by the rapid technological changes taking place in the semiconductor industry resulting in a greater mix of high-end photomask requirements for more complex integrated circuit designs.

     In fiscal 1996, Photronics established its first operations outside of the United States by acquiring operations in Oldham, U.K., and in Neuchatel, Switzerland, opening a new manufacturing facility in Singapore and acquiring a minority interest in an independent photomask manufacturer in Korea. In addition, during fiscal 1997 the Company acquired an independent photomask manufacturer in Dresden, Germany. These facilities, together with the Company's U.S. facilities, comprise a global manufacturing network supporting semiconductor fabricators in the Asian, European and North American markets. As a result of the Company's globalization, revenues from foreign operations have grown to 16.5% in 1998, compared to 11.9% in 1997 and 4.3% in 1996. Management believes that this trend will continue. Individually, none of these acquisitions had a material effect on the result of operations (see Note 6 of Notes to the Consolidated Financial Statements). Substantially all of the Company's consolidated Asian sales have been denominated in U.S. Dollars resulting in minimal foreign currency exchange risk on transactions in that region.

     Revenues and costs also have been affected by the increased demand for higher technology photomasks which require more advanced manufacturing capabilities and generally command higher average selling prices. To meet the technological demands of its customers and position the Company for future growth, the Company continues to make substantial investments in high-end manufacturing capability both at existing and new facilities. Since 1996, the Company has constructed four (4) new manufacturing facilities. In addition to the Singapore facility, the Company relocated its Dallas, Texas operation to a new state-of-the-art facility in the fourth quarter of 1996 and relocated its Oldham U.K. operation to a new state-of-the-art facility in the fourth quarter of 1997. During 1997, the Company also completed construction of a new manufacturing facility near Austin, Texas.

     A cyclical slow-down currently being experienced by the semiconductor industry began impacting the release of new integrated circuit designs to photomask manufacturers in 1998. As a result, the Company experienced weakness in photomask demand and accentuated competitive pressures, especially for more mature technologies, during the second half of fiscal 1998. The Company cannot predict the duration of such industry conditions or the impact on its future operating results.

RESULTS OF OPERATIONS

Net Sales:

     Net sales for the fiscal year ended November 1, 1998 increased 13% to $222.6 million, compared with $197.5 million in the prior year. Sales from Photronics' international manufacturing operations accounted for approximately 55% of the increase. The remaining portion of the growth resulted from the new Mesa and Austin operations and increased volume from the Company's other U.S. operations during the first six months of 1998. These increases were partially offset by pricing pressures and lower volumes in the second half of the year precipitated generally by the cyclical slow-down in the semiconductor industry.

     Net sales in fiscal 1997 increased 23% to $197.5 million, compared to $160.1 million in the prior year. Sales from Photronics new international manufacturing operations accounted for approximately 40% of the 1997 increase. The remaining portion of the growth resulted from increased shipments to customers from existing facilities due to stronger high-end product demand and the availability of greater advanced manufacturing capability, reflecting the implementation of the Company's capacity expansion program.

Cost of Sales:

     Cost of sales for the year ended November 1, 1998 increased 16.6% to $141.6 million compared with $121.5 million in fiscal 1997. Gross margins decreased to 36.4% of sales compared to 38.5% in 1997 because of the lower sales in the second half of 1998 and higher fixed costs resulting from the strategic investments in new facilities and capital equipment. Depreciation and amortization increased 60% in 1998 to $33.4 million from $20.9 million in 1997. In addition, the Company experienced lower margins in the formerly captive Mesa, Arizona operation that was acquired earlier in the year.

     Cost of sales for the year ended November 2, 1997, increased 23.6% to $121.5 million, compared with $98.3 million in the prior fiscal year. Gross margins decreased slightly to 38.5% of sales in 1997, compared with
38.6% in 1996.   Favorable margins resulting from a higher capacity
utilization and a more favorable mix of higher-end products were offset by the cost of the Company's expanded manufacturing base, which was still in the process of ramping-up to higher levels of utilization earlier in the year, and the inclusion of international operations which generated margins below those generally experienced in the Company's domestic operations. In addition, margins were lower at the Company's Beta Squared subsidiary. To allow for increased manufacturing capability, the Company continued to increase its staffing levels and add to its manufacturing systems, resulting in higher labor and equipment-related costs, including depreciation expense.

Selling, General and Administrative Expenses:

     Selling, general and administrative expenses increased 15.4% during 1998 to $28.8 million or 12.9% of sales from $24.9 million or 12.6% of sales in 1997 due to higher staffing costs associated with the Company's growth, including the expansion into Austin, Texas and Mesa, Arizona, as well as the full year impact of additions made in 1997, especially in Europe and Asia. Such increases were partially offset by lower incentive compensation expenses in fiscal 1998, and reduction in discretionary spending, especially in the second half of the year in response to the semiconductor industry slow-down.

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

Research and Development:

     Research and development expense for 1998 increased by 21.6% to $12.9 million, or 5.8% of sales from $10.6 million in 1997, or 5.4% of sales in 1997. The increase is the result of the continued work on advanced photomask engineering projects including phase shift, optical proximity correction and deep ultra-violet applications.

     Research and development expenses for the year ended November 2, 1997, increased 25.4% to $10.6 million, compared with $8.5 million in the prior fiscal year. This increase reflected continued engineering on more complex photomasks, including phase shift, optical proximity correction and deep ultra-violet technologies, as well as on next generation "post optical" technologies. In addition, 1997 R&D expense included Beta Squared's development of PLASMAX, a proprietary "in-situ" dry cleaning process that removes contamination from a silicon wafer during plasma etching. As a percentage of net sales, research and development expenses increased to 5.4% for the year ended November 2, 1997, compared with 5.3% in the prior fiscal year.

Non-Recurring Restructuring Charge:

     The Company recorded a non-recurring restructuring charge of $3.8 million in the second quarter of fiscal 1998 in connection with the optimization of its North American operations. The Company reorganized its two California operations, dedicating its Milpitas facility to the production of high-end technology photomasks and its Sunnyvale facility to the production of mature technology photomasks. In addition, it consolidated its Colorado Springs, Colorado photomask manufacturing operations into its other North American manufacturing facilities. The Company also determined that its Large Area Mask (LAM) Division, which is also located in Colorado Springs, does not represent a long-term strategic fit with its core photomask business, and, accordingly, plans to sell the LAM Division. The major component of the non-recurring charge related to a reduction in the value of equipment. After tax, the charge amounted to $2.4 million, or $.08 per share on a diluted basis.

Other Income and Expense:

     Interest income in 1998 increased as a result of higher average short-term investment balances. Interest expense increased to $6.1 million in 1998 from $2.5 million in 1997, primarily due to the effect of a full year of interest expense on the convertible notes in 1998 compared to only five months of interest expense on the convertible notes, which were issued in fiscal 1997.

     Other income and expense decreased $0.6 million in fiscal 1997, principally as a result of interest expense on borrowings, including interest on the newly issued convertible notes. In addition, 1997 included a $1.6 million gain from the sale of investment securities.

     Minority interest expense and foreign currency transaction gains or losses were not significant in fiscal 1998, 1997 or 1996.

Income Taxes:

     The Company provided federal, state and foreign income taxes at a combined effective annual tax rate of 38.1% in 1998 and 1997 as compared to 38.0% in 1996.

Net Income:

     Net income for the year ended November 1, 1998 decreased 20.1% to $20.5 million, or $0.84 per diluted share, compared with $25.6 million or $1.03 per diluted share in the prior year. Fiscal 1998 included a non-recurring after tax charge of $2.4 million, or $0.08 per diluted share.

     Net income for the year ended November 2, 1997 increased 22.1% to $25.6 million, or $1.03 per diluted share, compared with $21.0 million, or $0.87 per diluted share, in the prior fiscal year. Net income in 1997 included $1.0 million, or $0.04 per share, from the after tax gain on the sale of investment securities.

     All share and earnings per share amounts reflect a two-for-one stock split effected in November 1997 (see Note 5 of Notes to the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments decreased $54.7 million during fiscal 1998 to $31.4 million. The decrease is attributable to the acquisition of Motorola's photomask operations, which was a $29 million cash transaction, and capital expenditures for facilities and equipment of approximately $66.5 million. In addition, $6.8 million of cash was utilized to repurchase 500,000 shares of the Company's common stock in the fourth quarter. The decrease was partially offset by positive cash flows generated by operations of more than $45.0 million and proceeds from stock option and purchase plans of $4.0 million.

     Accounts receivable decreased 8.8% to $31.5 million because of generally lower sales in the fourth quarter of 1998 compared to the fourth quarter of 1997. Inventory increased 24.4% to $14.1 million primarily as a result of the addition of the Austin, Texas and Mesa, Arizona operations, as well as maintaining inventory for anticipated higher sales levels.

     Property, plant and equipment increased to $253.8 million at November
1, 1998, from $203.8 million at November 2, 1997. Deposits on and purchases of equipment together with equipment and facilities of acquired operations aggregated $84.3 million during the year ended November 1, 1998. These increases were reduced by depreciation expense totalling $31.5 million in fiscal 1998. The increase in intangible assets to $20.1 million at November 1, 1998 from $8.2 million at November 2, 1997, was primarily due to the Motorola acquisition.

     Investments and other assets decreased to $10.3 million at November 1, 1998 from $14.2 million at November 2, 1997 due to the sale of certain investments as well as a reduction in the market value of investments available for sale.

     Accounts payable and other accrued liabilities decreased at November 1, 1998 to $41.6 million compared to $43.6 million as of November 2, 1997. Accrued salaries and wages decreased to $4.2 million as of November 1, 1998 from $7.4 million as of November 2, 1997, largely as a result of lower incentive compensation accruals in 1998.

     Total amounts due on borrowings of $106.3 million as of November 1, 1998 and $106.5 million as of November 2, 1997 consist principally of $103.5 million of convertible notes.

     Deferred income taxes and other liabilities increased to $16.4 million at November 1, 1998 compared to $15.5 million at November 2, 1997, largely due to increases in deferred income taxes resulting from the differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

     The Company's commitments represent on-going investments in additional manufacturing capacity, as well as advanced equipment for research and development of the next generation of higher technology and more complex photomasks. At November 1, 1998 the Company had commitments outstanding for capital expenditures of approximately $42 million. Additional commitments are expected to be incurred during 1999.

     In November 1998, the Company replaced its prior credit line with a five year unsecured revolving credit facility providing for borrowings of up to $125 million at any time through November, 2003. The Company did not borrow under any of its revolving credit facilities during 1998. The Company believes that its currently available resources, together with its capacity for substantial growth and its accessibility to other debt and equity financing sources, are sufficient to satisfy its cash requirements for the foreseeable future.

EFFECT OF NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." In April, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." In June 1998 the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." Each of these statements establish new standards for financial statement reporting and disclosure of certain information effective for the Company in future fiscal years. The Company does not expect these new standards to have a material impact on its financial position, results of operations or cash flows.

YEAR 2000

     The Company has recognized that much of its operating software for its manufacturing and financial systems may not have had the ability to recognize date information when the year changes to 2000, and initiated a program in 1997 to replace such software to ensure, among other things, proper date recognition. To date, the Company has successfully installed the new financial and manufacturing software in certain of its U.S. locations, and is in the process of implementing such systems at the remainder of its sites worldwide. It is expected that both these installations will be completed by the middle of calendar year 1999. In addition, the Company began its review of year 2000 compliance with respect to equipment used in the manufacturing process, and the systems used by its customers and suppliers.

The Company estimates that the total cost for all of its current software replacement efforts, including becoming Year 2000 compliant, will be approximately $7 million, of which approximately half was incurred during fiscal 1998. The Company believes that, based on its review performed to date, there will not be any significant interruption in its normal operations; however should any of its suppliers or customers not be successful in their efforts, there could be an adverse impact on the Company. The Company is currently in the process of evaluating alternatives in the event that its suppliers and customers are not able to demonstrate within an appropriate timeline that they will be able to successfully address their Year 2000 issues.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA








              INDEX TO CONSOLIDATED FINANCIAL STATEMENT


                                                           Page


Independent Auditors'
    Report...................................................18


Consolidated Balance Sheet
    at November 1, 1998 and November 2, 1997............19 - 20


Consolidated Statement of Earnings for
    the years ended November 1, 1998,
    November 2, 1997 and October 31, 1996....................21


Consolidated Statement of Shareholders'
    Equity for the years ended
    November 1, 1998, November 2, 1997
    and October 31, 1996.....................................22


Consolidated Statement of Cash Flows
    for the years ended November 1, 1998,
    November 2, 1997 and October 31, 1996....................23


Notes to Consolidated
    Financial Statements................................24 - 35

                      Independent Auditors' Report


Board of Directors and Shareholders
Photronics, Inc.
Jupiter, Florida


     We have audited the accompanying consolidated balance sheets of Photronics, Inc. and its subsidiaries as of November 1, 1998 and November 2, 1997, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended November 1, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Photronics, Inc. and its subsidiaries as of November 1, 1998 and November 2, 1997, and the results of their operations and their cash flows for each of the three years in the period ended November 1, 1998 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Hartford, Connecticut
December 9, 1998

                   PHOTRONICS, INC. AND SUBSIDIARIES

                      Consolidated Balance Sheet

                 November 1, 1998 and November 2, 1997

                        (dollars in thousands)




Assets                                          1998            1997
------                                        --------        --------
Current assets:
  Cash and cash equivalents                   $ 23,841        $ 57,845
  Short-term investments                         7,532          28,189
  Accounts receivable (less allowance
    for doubtful accounts of $235 in
    1998 and 1997)                              31,515          34,563
  Inventories                                   14,057          11,302
  Deferred income taxes                          5,923           4,764
  Other current assets                           4,507           2,274
                                              --------        --------
   Total current assets                         87,375         138,937

Property, plant and equipment                  253,781         203,813
Intangible assets (less accumulated
    amortization of $6,009 in 1998
    and $4,048 in 1997)                         20,058           8,218
Investments                                      6,705          10,421
Other assets                                     3,630           3,823
                                              --------        --------
                                              $371,549        $365,212
                                              ========        ========















See accompanying notes to consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES

                       Consolidated Balance Sheet

                  November 1, 1998 and November 2, 1997

             (dollars in thousands, except per share amounts)


Liabilities and Shareholders' Equity            1998              1997
------------------------------------          --------          --------
Current liabilities:
  Current portion of long-term debt           $  2,076          $    272
  Accounts payable                              31,431            34,173
  Accrued salaries and wages                     4,170             7,423
  Accrued interest payable                       2,674             2,743
  Other accrued liabilities                     10,153             9,474
  Income taxes payable                               -             3,454
                                              --------          --------
     Total current liabilities                  50,504            57,539

Long-term debt                                 104,261           106,194
Deferred income taxes                           11,222            10,508
Other liabilities                                5,132             4,996
                                              --------          --------
     Total liabilities                         171,119           179,237
                                              --------          --------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value,
   2,000,000 shares authorized,
   none issued and outstanding                       -                -

  Common stock, $.01 par value,
   75,000,000 shares authorized,
   24,164,106 shares issued
    and outstanding in 1998;
   24,300,970 shares issued
    and outstanding in 1997                        242              243
  Additional paid-in capital                    82,377           85,129
  Retained earnings                            120,091           99,609
  Unrealized gains on investments                1,167            3,251
  Foreign currency translation adjustment       (3,308)          (2,008)
  Deferred compensation on
    restricted stock                              (139)            (249)
                                              --------         --------
     Total shareholders' equity                200,430          185,975
                                              --------         --------
                                              $371,549         $365,212
                                              ========         ========

See accompanying notes to consolidated financial statements.

                   PHOTRONICS, INC. AND SUBSIDIARIES

                  Consolidated Statement of Earnings
                                           Years Ended
                            -------------------------------------------
                            November 1,     November 2,     October 31,
                               1998            1997            1996
                            -----------     -----------     -----------
                             (in thousands, except per share amounts)
Net sales                    $222,572        $197,451        $160,071

Costs and expenses:

  Cost of sales               141,628         121,502          98,267

  Selling, general
   and administrative          28,793          24,940          21,079

  Research and development     12,893          10,605           8,460

  Non-recurring
   restructuring charge         3,800               -               -
                               ------          ------          ------
    Operating income           35,458          40,404          32,265


Other income and expense:

  Interest income               2,721           2,424           1,601

  Interest expense             (6,143)         (2,466)           (160)

  Other income, net             1,046           1,074             197
                             --------        --------        --------

Income before income taxes     33,082          41,436          33,903

Provision for income taxes     12,600          15,800          12,900
                             --------        --------        --------
     Net income              $ 20,482        $ 25,636        $ 21,003
                             ========        ========        ========
Earnings per share:

     Basic                      $0.84           $1.07           $0.89
                                =====           =====           =====
     Diluted                    $0.84           $1.03           $0.87
                                =====           =====           =====
Weighted average number of
 common shares outstanding:

    Basic                      24,350          23,910          23,496
                               ======          ======          ======
    Diluted                    28,958          26,628          24,202
                               ======          ======          ======

See accompanying notes to consolidated financial statements.

                     PHOTRONICS, INC. AND SUBSIDIARIES
               Consolidated Statement of Shareholders' Equity
    Years Ended November 1, 1998, November 2, 1997 and October 31, 1996
                               (in thousands)
                                                                  Unreal-              Foreign
                                                                   ized                Currency   Deferred
                                             Addi-                 Gains                Trans-    Compensa-
                            Common Stock    tional                  on                  lation     tion on        Total
                           --------------   Paid-In    Retained   Invest-   Treasury    Adjust-   Restricted   Shareholders'
                           Shares  Amount   Capital    Earnings    ments     Stock       ment       Stock         Equity
                           ------  ------   -------    --------   ------    --------   --------   ----------   -------------
Balance at
  November 1, 1995         11,758   $118    $75,083    $52,970    $6,471    $ (245)        $  -    $ (352)     $  134,045

  Net income                    -      -          -     21,003         -         -            -         -          21,003

  Sale of common stock
   through employee
   stock option and
   purchase plans             215      2      2,750          -         -         -            -         -           2,752

  Foreign currency
   translation adjustment       -      -          -          -         -         -           58         -              58

  Amortization of
   restricted stock to
   compensation expense         -      -          -          -         -         -            -       352             352

  Change in unrealized
   gains on investments         -      -          -          -    (1,793)        -            -         -          (1,793)
                           ------    ---     ------     ------     -----       ---           --       ---         -------
Balance at
  October 31, 1996         11,973    120     77,833     73,973     4,678      (245)          58         -         156,417

  Net income                    -      -          -     25,636         -         -            -         -          25,636

  Issuance of common
   stock related to
   acquisition                 50      -      1,337          -         -         -            -         -           1,337

  Sale of common stock
   through employee
   stock option and
   purchase plans             258      3      6,060          -         -         -            -         -           6,063

  Foreign currency
   translation adjustment       -      -          -          -         -         -       (2,066)        -          (2,066)

  Restricted stock
    awards, net                 6      -        264          -         -         -            -      (249)             15

  Retirement of
    treasury stock           (136)    (1)      (244)         -         -       245            -         -               -

  Change in unrealized
   gains on investments         -      -          -          -    (1,427)        -            -         -          (1,427)

  Two-for-one stock split  12,150    121       (121)         -         -         -            -         -               -
                           ------    ---     ------     ------     -----      ----        -----       ---         -------
Balance at
  November 2, 1997         24,301    243     85,129     99,609     3,251         -       (2,008)     (249)        185,975

  Net income                    -      -          -     20,482         -         -            -         -          20,482

  Sale of common stock
   through warrants and
   employee stock option
   and purchase plans         363      4      3,993          -         -         -            -         -          3,997

  Foreign currency
   translation adjustment       -      -          -          -         -         -       (1,300)        -         (1,300)

  Amortization of restricted
   stock to compensation
   expense                      -      -          -          -         -         -            -       110            110

  Change in unrealized gains
   on investments               -      -          -          -    (2,084)        -            -         -         (2,084)

  Common stock
   repurchases               (500)    (5)    (6,745)         -         -         -            -         -         (6,750)
                           ------   ----    -------   --------    ------     -----      -------     -----       --------
Balance at
  November 1, 1998         24,164   $242    $82,377   $120,091    $1,167     $   -      $(3,308)    $(139)      $200,430
                           ======   ====    =======   ========    ======     =====      =======     =====       ========


See accompanying notes to consolidated financial statements.

                   PHOTRONICS, INC. AND SUBSIDIARIES

                  Consolidated Statement of Cash Flows




                                                                           Years Ended
                                                         -------------------------------------------------
                                                         November 1,        November 2,        October 31,
                                                            1998               1997               1996
                                                         -----------        -----------        -----------
                                                                          (in thousands)
Cash flows from operating activities:
Net income                                                $20,482            $25,636            $21,003
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization of
   property, plant and equipment                           31,461             19,817             12,120
  Amortization of intangible assets                         2,529              1,322              1,100
  Gain on sale of investments                                (838)            (1,562)                 -
  Deferred income taxes                                       264                989              1,000
  Non-recurring restructuring charges                       3,800                  -                  -
  Other                                                       224                 98                626
  Changes in assets and liabilities,
   net of effects of acquisitions:
    Accounts receivable                                     2,954             (9,405)            (6,893)
    Inventories                                            (2,374)            (3,157)            (1,228)
    Other current assets                                   (3,318)              (870)            (3,260)
    Accounts payable and accrued liabilities              (10,115)            13,677             14,159

                                                          -------            -------            -------
Net cash provided by operating activities                  45,069             46,545             38,627
                                                          -------            -------            -------

Cash flows from investing activities:
  Acquisitions of and investments in
   photomask operations                                   (32,455)            (1,065)           (12,397)
  Deposits on and purchases of property,
   plant and equipment                                    (66,448)           (96,319)           (55,762)
  Net change in short-term investments                     20,657            (20,271)             8,303
  Proceeds from sale of investments                           932              1,939                  -
  Other                                                     2,218              2,151              1,635
                                                          -------           --------            -------
Net cash used in investing activities                     (75,096)          (113,565)           (58,221)
                                                          -------           --------            -------

Cash flows from financing activities:
  Issuance of subordinated convertible notes,
   net of deferred issuance costs                               -             99,697                  -
  Repayment of long-term debt                                (266)              (151)               (36)
  Proceeds from issuance of common stock                    3,997              6,063              2,752
  Purchase and retirement of common stock                  (6,750)                 -                  -
                                                          -------            -------            -------
Net cash provided (used) by financing activities           (3,019)           105,609              2,716
                                                          -------            -------            -------
Effect of exchange rate changes on cash                      (958)               490                  -
                                                          -------            -------            -------

Net increase (decrease) in cash and cash equivalents      (34,004)            39,079            (16,878)
Cash and cash equivalents at beginning of year             57,845             18,766             35,644
                                                          -------            -------            -------
Cash and cash equivalents at end of year                  $23,841            $57,845            $18,766
                                                          =======            =======            =======










See accompanying notes to consolidated financial statements.

                  PHOTRONICS, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements

      Years ended November 1, 1998, November 2, 1997 and October 31, 1996

           (dollars in thousands, except per share amounts)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The accompanying consolidated financial statements include the accounts of Photronics, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company adopted a 52 week fiscal year beginning in the first quarter of fiscal 1997.

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

Long-Lived Assets

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

     Goodwill and other intangibles are amortized on a straight-line basis over periods estimated to be benefited, generally 5 to 20 years. The future economic benefit of the carrying value of intangible assets is reviewed periodically and any diminution in useful life or impairment in value based on future anticipated cash flows would be recorded in the period so determined.

Income Taxes

     The provision for income taxes is computed on the basis of consolidated financial statement income. Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Net Income Per Common Share

     The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share", in the first quarter of 1998. Earnings per share amounts have been restated for all periods presented to conform to the presentation requirements of SFAS 128.

Stock Based Compensation

     The Company records stock option awards in accordance with the provisions of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees". The Company estimates the fair value of stock option awards in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and discloses the resulting estimated compensation effect on net income on a pro forma basis.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - INVESTMENTS

Short-term investments consist of:

                                  November 1,          November 2,
                                     1998                 1997
                                  -----------          -----------
Government agency securities        $ 2,268              $ 4,205
Corporate bonds                       3,010               18,178
Certificates of deposit               2,254                5,806
                                    -------              -------
                                    $ 7,532              $28,189
                                    =======              =======

     The estimated fair value of short-term investments, based upon current yields of like securities, approximates cost, resulting in no significant unrealized gains or losses. Short-term investments at November 1, 1998, mature by their terms, as follows:

    Due within one year                                  $ 4,878
    Due after one year, but within three years             1,654
    Due after three years                                  1,000
                                                         -------
                                                         $ 7,532
                                                         =======

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

                                  November 1,          November 2,
                                     1998                 1997
                                  -----------          -----------
Fair value                          $ 6,705              $10,421
Cost                                  4,700                4,767
                                    -------              -------
                                      2,005                5,654
Less deferred income taxes              838                2,403
                                    -------              -------
Net unrealized gains                $ 1,167              $ 3,251
                                    =======              =======

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                          November 1,   November 2,
                                             1998          1997
                                          -----------   -----------
Land                                       $  3,772      $  2,735
Buildings and improvements                   45,120        39,115
Machinery and equipment                     294,826       220,199
Leasehold improvements                        7,378         9,910
Furniture, fixtures and office equipment      6,642         3,754
                                           --------      --------
                                            357,738       275,713
Less accumulated depreciation and
  amortization                              103,957        71,900
                                           --------      --------
Property, plant and equipment              $253,781      $203,813
                                           ========      ========

NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following:

                                         November 1,   November 2,
                                            1998          1997
                                         -----------   -----------
6% Convertible Subordinated Notes
  due June 1, 2004                         $103,500      $103,500

Acquisition indebtedness payable
  December 1, 1998, net of interest of
  $9 in 1998 and $122 in 1997,
  imputed at 7.45%                            1,791         1,678

Installment note payable by foreign
  subsidiary with interest at 4.75%
  through June, 2001                            665           867

Industrial development mortgage note,
  secured by building, with interest at
  6.58%, payable through November 2005          381           421
                                           --------      --------
                                            106,337       106,466
Less current portion                          2,076           272
                                           --------      --------
Long-term debt                             $104,261      $106,194
                                           ========      ========

      Long-term debt matures as follows: 2000 - $288; 2001 - $231; 2002 - $53; 2003 - $57; years after 2003 - $103,632. The fair value of long-term debt not yet substantively extinguished is estimated based on the current rates offered to the Company and is not significantly different from carrying value, except that the fair value of the convertible subordinated notes, based upon the most recently reported trade as of November 1, 1998, amounted to $116.0 million.

   On May 29, 1997, the Company sold $103.5 million of convertible subordinated notes, due in 2004, in a public offering. The notes bear interest at 6% per annum and are convertible at any time by the holders into 3.7 million shares of the Company's common stock, at a conversion price of $27.97 per share. The notes are redeemable at the Company's option, in whole or in part, at any time after June 1, 2000 at certain premiums decreasing through the maturity date. Interest is payable semi-annually.

     In November, 1998, the Company replaced its prior credit commitments with an unsecured revolving credit facility to provide for borrowings of up to $125 million at any time through November, 2003. The Company is charged a commitment fee on the average unused amount of the available credit and is subject to compliance with and maintenance of certain financial covenants and ratios. The Company did not have outstanding borrowings under any of its credit facilities during 1998.

     Cash paid for interest amounted to $6,311, $164 and $48 in 1998, 1997 and 1996 respectively.

NOTE 5 - EARNINGS PER SHARE

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

     A reconciliation of basic and diluted EPS follows (in thousands, except per share amounts):
                                                    Average      Earnings
                                          Net        Shares        Per
                                        Income     Outstanding    Share
                                       --------    -----------   --------
1998:
     Basic                             $ 20,482      24,350       $ 0.84
     Effect of potential dilution                                 ======
      from exercise of stock options
      and conversion of notes             3,809       4,608
                                       --------      ------
     Diluted                           $ 24,291      28,958       $ 0.84
                                       ========      ======       ======

1997:
     Basic                             $ 25,636      23,910       $ 1.07
     Effect of potential dilution                                 ======
      from exercise of stock options
      and conversion of notes             1,841       2,718
                                       --------      ------
     Diluted                             27,477      26,628       $ 1.03
                                       ========      ======       ======

1996:
      Basic                            $ 21,003      23,496       $ 0.89
      Effect of potential dilution                                ======
       from exercise of stock options         -         706
                                       --------      ------
      Diluted                          $ 21,003      24,202       $ 0.87
                                       ========      ======       ======

     In September, 1997, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend, which was paid to shareholders of record on November 17, 1997. The stock split resulted in the issuance of 12.2 million additional shares of common stock. All applicable share and per share amounts reflect the stock split.

NOTE 6 - ACQUISITIONS

     On December 31, 1997, the Company acquired the internal photomask manufacturing operations of Motorola, Inc. ("Motorola") in Mesa, Arizona for $29 million in cash. The assets acquired include modern manufacturing systems, capable of supporting a wide range of photomask technologies. Additionally, the Company entered into a multi-year supply agreement whereby it will supply the photomask requirements previously
provided by Motorola's internal operations.   The acquisition was
accounted for as a purchase and, accordingly, the acquisition price was allocated to property, plant and equipment as well as certain intangible assets based on relative fair value. The excess of purchase price over the fair value of assets acquired is being amortized over fifteen (15) years. The Consolidated Statement of Earnings includes the results of the former Motorola photomask operations from December 31, 1997, the effective date of the acquisition.

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

     In January, 1996, the Company acquired the photomask manufacturing operations and assets of Plessey Semiconductors Limited (Plessey) located in Oldham, United Kingdom, for $4.9 million in cash. The acquisition was accounted for as a purchase and, accordingly, the acquisition price was allocated to property and equipment based on relative fair value.

     In April, 1996, the Company, through a majority-owned subsidiary, acquired the photomask manufacturing operations and assets of the Litomask Division ("Litomask") of Centre Suisse d'Electronique et de Microtechnique S.A. ("CSEM") located in Neuchatel, Switzerland for $3.4 million in cash. CSEM initially retained the remaining interest in this subsidiary, and in 1998 the Company acquired such interest for additional consideration of $3.3 million. In connection with the transaction, the Company leased the facilities and retained certain services from CSEM previously utilized by Litomask. The acquisition was accounted for as a purchase and, accordingly, the acquisition price was allocated to property and equipment based on relative fair value. The excess of purchase price over the fair value of assets acquired is being amortized over 15 years.

     The results of the acquisitions were not material to the Company for the periods presented.

NOTE 7 - INCOME TAXES

The provision for income taxes consists of the following:

                                    1998         1997         1996
                                  -------      -------      -------
Current:   Federal                $10,417      $11,993      $ 9,905
           State                    1,610        2,617        1,908
           Foreign                    309          201           87
                                  -------      -------      -------
                                   12,336       14,811       11,900
                                  -------      -------      -------

Deferred:  Federal                    417          995          918
           State                     (192)          (6)          82
           Foreign                     39            -            -
                                  -------      -------      -------
                                      264          989        1,000
                                  -------      -------      -------

                                  $12,600      $15,800      $12,900
                                  =======      =======      =======

The provision for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes as a result of the following:
                                    1998         1997         1996
                                  -------      -------      -------
U.S. Federal income tax at
  statutory rate                  $11,579      $14,503      $11,866
State income taxes, net of
  Federal benefit                     921        1,697        1,294
Tax benefits of tax
  exempt income                       (42)         (35)        (302)
Foreign tax rate differential        (853)        (681)        (291)
Other, net                            995          316          333
                                  -------      -------      -------
                                  $12,600      $15,800      $12,900
                                  =======      =======      =======

The Company's net deferred tax liability consists of the following:

                                        November 1,     November 2,
                                           1998            1997
                                        -----------     -----------
Deferred income tax liabilities:
   Property, plant and equipment          $8,840          $7,915
   Investments                               838           2,403
   Other                                   1,544             190
                                          ------          ------
     Total deferred tax liability         11,222          10,508
                                          ------          ------
Deferred income tax assets:
   Reserves not currently deductible       3,712           2,667
   Other                                   2,211           2,097
                                          ------          ------
     Total deferred tax asset              5,923           4,764
                                          ------          ------
   Net deferred tax liability             $5,299          $5,744
                                          ======          ======

     Cash paid for income taxes amounted to $15.0 million, $7.2 million and $13.0 million in 1998, 1997 and 1996 respectively.

NOTE 8 - EMPLOYEE STOCK PURCHASE AND OPTION PLANS

     In March 1998, the shareholders approved the adoption of the 1998 Stock Option Plan which includes provisions allowing for the award of qualified and non-qualified stock options and the granting of restricted stock awards. A total of 1.0 million shares of common stock may be issued pursuant to options or restricted stock awards granted under the Plan. Restricted stock awards do not require the payment of any cash consideration by the recipient, but shares subject to an award may be forfeited unless conditions specified in the grant are satisfied.

     The Company has adopted a series of other stock option plans under which incentive and non-qualified stock options and restricted stock awards may be granted. All plans provide that the exercise price may not be less than the fair market value of the common stock at the date the options are granted and limit the maximum term of options granted to a maximum of ten years.

The following table summarizes stock option activity under the plans:

                                   Stock Options    Exercise Prices
                                   -------------    ---------------
Balance at November 1, 1995          1,959,880      $  0.92-13.69
     Granted                           964,100        10.75-12.50
     Exercised                        (368,862)        0.92-13.69
     Cancelled                        (171,592)        3.09-13.69
                                     ---------
Balance at October 31, 1996          2,383,526         1.59-13.69
     Granted                           275,300        14.88-21.97
     Exercised                        (454,042)        1.59-13.69
     Cancelled                         (65,006)        3.75-16.38
                                     ---------
Balance at November 2, 1997          2,139,778         1.75-21.97
     Granted                           826,100        11.00-31.44
     Exercised                        (295,710)        1.75-16.38
     Cancelled                         (94,877)        6.71-31.44
                                     ---------
Balance at November 1, 1998          2,575,291      $  1.75-31.44
                                     =========

The following table summarizes information concerning currently outstanding and exercisable options:

                                           Range of Exercise Prices
                           ------------------------------------------------
                           $1.75-$10.00     $10.00-$20.00     $20.00-$31.44
                           ------------     -------------     -------------
Outstanding:
  Number of options           593,987         1,566,554          414,750
  Weighted average
    remaining years             4.6               8.3               9.1
  Weighted average
    exercise price             $5.08            $12.47            $23.14


Exercisable:
  Number of options           565,532           506,289           52,875
  Weighted average
    exercise price             $4.87            $12.80            $21.61

     At November 1, 1998, 586,700 shares were available for grant and 1,124,696 shares were exercisable at a weighted average exercise price of $9.23.

     The Company has not recognized compensation expense in connection with stock option grants under the plans. However, had compensation expense been determined based on the fair value of the options on the grant dates, the Company's pro forma net income and earnings per share for 1998 would have been reduced by approximately $1.9 million, or $0.07 per diluted share, for 1997 would have been reduced by approximately $1.5 million, or $0.06 per diluted share, and for 1996 would have been reduced by approximately $0.3 million, or $0.01 per diluted share. The weighted average fair value of options granted was $6.55 per share in 1998, $7.39 per share in 1997 and $5.05 per share in 1996. Fair value is estimated based on the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 54.4% in 1998, 51.6% in 1997 and 50.8% in 1996; and risk-free interest rates of 4.4% in 1998 and 6.4% in 1997 and 1996.

     The Company maintains an Employee Stock Purchase Plan ("Purchase Plan"), under which 600,000 shares of common stock are reserved for issuance. The Purchase Plan enables eligible employees to subscribe, through payroll deductions, to purchase shares of the Company's common stock at a purchase price equal to 85% of the lower of the fair market value on the commencement date of the offering and the last day of the payroll payment period. At November 1, 1998, 315,376 shares had been issued and 51,019 shares were subject to outstanding subscriptions under the Purchase Plan.

NOTE 9 - EMPLOYEE BENEFIT PLANS

     The Company maintains a 401(k) Savings and Profit-Sharing Plan (the "Plan") which covers all domestic employees who have completed six months of service and are eighteen years of age or older. Under the terms of the Plan, an employee may contribute up to 15% of their compensation which will be matched by the Company at 50% of the employee's contributions which are not in excess of 4% of the employee's compensation. Employee and employer contributions vest fully upon contribution. Employer contributions amounted to $0.3 million in 1998 and $0.5 million in both 1997 and 1996.

     The Company maintains a cafeteria plan to provide eligible domestic employees with the option to receive non-taxable medical, dental, disability and life insurance benefits. The cafeteria plan is offered to all active full-time domestic employees and their qualifying dependents. The Company's contribution amounted to $3.3 million in 1998, $3.0 million in 1997 and $1.8 million in 1996.

     The Company's foreign subsidiaries maintain benefit plans for their employees which vary by country. The obligations and cost of these plans are not significant to the Company.

NOTE 10 - LEASES

     The Company leases various real estate and equipment under non-cancelable operating leases. Rental expense under such leases amounted to $4.4 million in 1998, $4.5 million in 1997 and $5.6 million in 1996. Included in such amounts were $0.1 million in each year to affiliated entities, which are owned, in part, by a significant shareholder of the Company.

     Future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year amounted to $5.4 million at November 1, 1998, as follows:

           1999.....$2,934           2002...........$202
           2000......1,543           2003.............72
           2001........485           Thereafter......144

     Included in such future lease payments are amounts to affiliated entities of $0.1 million in each year from 1999 to 2003, and $0.1 million thereafter.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

     The Company and a significant shareholder have jointly guaranteed a loan totaling approximately $0.5 million as of November 1, 1998, on certain real estate which is being leased by the Company. The Company is subject to certain financial covenants in connection with the guarantee.

     As of November 1, 1998, the Company had capital expenditure purchase commitments outstanding of approximately $42 million.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions, including collectability of accounts receivable, and depreciable lives and recoverability of property, plant, equipment and intangible assets. Actual results may differ from such estimates.

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

NOTE 12 - SEGMENT INFORMATION

     The Company operates in a single industry segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors. In addition to its manufacturing facilities in the United States, the Company has operations in the United Kingdom,
Switzerland, Germany and Singapore.   The Company's 1998, 1997 and 1996
net sales, operating profit and identifiable assets by geographic area were as follows:

                        Net         Operating       Identifiable
                       Sales      Income (Loss)        Assets
                     --------     -------------     ------------
1998:
United States        $185,772        $32,443         $285,115
Europe                 20,008           (416)          51,326
Asia                   16,792          3,431           35,108
                     --------        -------         --------
                     $222,572        $35,458         $371,549
                     ========        =======         ========

1997:
United States        $174,043        $37,989         $288,970
Europe                 12,938            180           46,586
Asia                   10,470          2,235           29,656
                     --------        -------         --------
                     $197,451        $40,404         $365,212
                     ========        =======         ========

1996:
United States        $153,227        $32,660         $181,255
Europe and Asia         6,844           (395)          30,648
                     --------        -------         --------
                     $160,071        $32,265         $211,903
                     ========        =======         ========

     Approximately 4% of net domestic sales in 1998 were for delivery outside of the United States (7% in 1997 and 14% in 1996).

     The Company's largest single customer represented approximately 16% of total net sales in 1998, 23% in 1997 and 26% in 1996.

NOTE 13 - NON-RECURRING RESTRUCTURING CHARGE

     In March, 1998, the Company initiated a plan to optimize its North American manufacturing network. It re-organized its two California operations, dedicating its Milpitas facility to the production of high-end technology photomasks and its Sunnyvale facility to the production of mature technology photomasks, and it consolidated its Colorado Springs, Colorado photomask manufacturing operations into its other North American manufacturing facilities. The Company determined that its Large Area Mask (LAM) Division, which is also located in Colorado Springs, does not represent a long-term strategic fit with its core photomask business, and accordingly, intends to sell the LAM Division. The Company recorded a $3.8 million charge in the second quarter of 1998 for the restructuring, the major portion of which reduced property, plant and equipment to its net realizable values.

NOTE 14 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth certain unaudited quarterly financial data:
                     First      Second     Third     Fourth      Year
                    -------    -------    -------    -------    -------
1998:
 Net sales          $50,932    $61,307    $57,681    $52,652   $222,572
 Gross profit        19,666     23,747     21,092     16,439     80,944
 Net income           6,280      5,309      5,844      3,049     20,482
 Earnings
  per share:
      Basic         $  0.26    $  0.22    $  0.24     $ 0.13    $  0.84
      Diluted       $  0.25    $  0.22    $  0.24     $ 0.13    $  0.84

1997:
 Net sales          $40,029    $49,034    $53,081    $55,307   $197,451
 Gross profit        14,682     18,751     20,661     21,855     75,949
 Net income         $ 5,325    $ 6,184    $ 6,839    $ 7,288   $ 25,636
 Earnings
  per share:
      Basic         $  0.22    $  0.26    $  0.29    $  0.30    $  1.07
      Diluted       $  0.22    $  0.25    $  0.27    $  0.29    $  1.03


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements on any accounting and financial disclosure matters between the Company and its independent certified public accountants for which a Form 8-K was required to be filed during the 24 months ended November 1, 1998 or for the period from November 1, 1998 to the date hereof.


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


                                  PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K

(A)  The following documents are filed as part of this report:

     1)   Financial Statements

          Independent Auditors' Report

          Consolidated Balance Sheet at November 1, 1998 and
          November 2, 1997

          Consolidated Statement of Earnings for the years ended November 1, 1998, November 2, 1997 and
          October 31, 1996

          Consolidated Statement of Shareholders' Equity for the years ended November 1, 1998, November 2, 1997 and
          October 31, 1996

          Consolidated Statement of Cash Flows for the years ended November 1, 1998, November 2, 1997 and
          October 31, 1996

          Notes to Consolidated Financial Statements

     2)   Financial Statement Schedules

          Schedules for which provision is made in Regulation
          S-X of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     3)   Exhibits:  See Table of Exhibits, page 39.


(B)  Reports on Form 8-K

     No report on Form 8-K was filed by the Company during the fourth quarter of the Company's fiscal year ended November 1, 1998.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          PHOTRONICS, INC.
            (Registrant)




By    CONSTANTINE S. MACRICOSTAS                 January 14, 1999
      --------------------------                 ----------------
      Constantine S. Macricostas
      Chairman of the Board
      and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By    CONSTANTINE S. MACRICOSTAS                 January 14, 1999
      --------------------------                 ----------------
      Constantine S. Macricostas
      Chairman of the Board
      and Director




By    MICHAEL J. YOMAZZO                         January 14, 1999
      -------------------------                  ----------------
      Michael J. Yomazzo
      Vice Chairman & Director




By    ROBERT J. BOLLO                            January 14, 1999
      -------------------------                  ----------------
      Robert J. Bollo
      Vice President/Finance
      Chief Financial Officer

By    WALTER M. FIEDEROWICZ                       January 14, 1999
      -------------------------                   ----------------
      Walter M. Fiederowicz
      Director





By    JOSEPH A. FIORITA, JR.                      January 14, 1999
      -------------------------                   ----------------
      Joseph A. Fiorita, Jr.
      Director




By    YUKIO TAGAWA                                January 11, 1999
      -------------------------                   ----------------
      Yukio Tagawa
      Director





















98\10-K/p

                            TABLE OF EXHIBITS



 3.1  Certificate of Incorporation. (1)

 3.2  By-Laws, as amended. (1)

 3.3  Amendment to Certificate of Incorporation, dated March 16,
      1990. (3)

 3.4  Amendment to Certificate of Incorporation, dated March 16,
      1995. (10)

 3.5  Amendment to Certificate of Incorporation, dated November 13,
      1997. (13)

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

10.5 Guaranty Agreement, dated August 10, 1984, by the Company and Constantine Macricostas to Citytrust, as Trustee. (1)

10.6 Assumption Agreement between the Company, MC2 and the Connecticut Development Authority, dated October 15, 1992, and related Note, Mortgage and Collateral Assignment of Leases and amendments thereto. (6)

10.7 Assumption Agreement, Third Amendment to Loan Agreement and Amendment to Guaranty Photronic Labs Incorporated Project - 1984 Series, dated August 28, 1992, by and among Photronics California, Inc., Photronics Financial Services, Inc., Photronics Investment Services, Inc., Photronics Texas, Inc., the Company, Constantine Macricostas, the Connecticut Development Authority, The Chase Manhattan Bank of Connecticut, N.A. and Fairfield Associates. (6)

10.8 The Company's 1986 Non-Qualified Stock Option Plan, as amended.
     (2) +

10.9 The Company's 1988 Non-Qualified Stock Option Plan. (8) +

10.10 Amendment #1 to the Company's 1988 Non-Qualified Stock Option Plan.
      (3) +

10.11 Amendment to Security Agreements, dated October 31, 1988, by and among the Company, Citytrust, Constantine S. Macricostas and Mayo
      Associates. (8)

10.12 Amendment to Loan Agreements between the Company and the Connecticut Development Authority, dated as of June 8, 1990. (3)

10.13 Second Amendment to Loan Agreement dated as of December 20, 1991 by and among the Company, the Connecticut Development Authority and The Chase Manhattan Bank of Connecticut, N.A. (4)

10.14 Form of severance agreement between the Company and each of Messrs. Macricostas, Northup and Moonan. (8) +

10.15 Lease dated as of November 1, 1989 between the Company, MC3, Inc. and Alpha-Omega Associates. (8)

10.16 Consulting Agreement, dated June 1, 1992, between Joseph Fiorita and the Company. (6) +

10.17 The Company's 1992 Stock Option Plan. (5) +

10.18 The Company's 1992 Employee Stock Purchase Plan. (5)

10.19 The Company's 1994 Employee Stock Option Plan. (7) +

10.20 Form of Agreement regarding Life Insurance between the Company and each of Messrs Macricostas, Yomazzo, Northup and Moonan. (9) +

10.21 Credit Agreement between the Company and various lenders, dated November 19, 1998. *

10.22 The Company's 1996 Stock Option Plan. (11) +

10.23 Letter Agreement between the Company and Michael J. Yomazzo, dated October 10, 1997. (13) +

10.24 Consulting Agreement between the Company and Michael J. Yomazzo, dated October 10, 1997. (13) +

10.25 Consulting Agreement between the Company and Constantine S.
      Macricostas, dated October 10, 1997. (13) +

10.26 Form of Indenture between The Chase Manhattan Bank, as Trustee, and the Company relating to the 6% Convertible Subordinated Notes due June 1, 2004. (12)

10.27 Agreement dated September 21, 1998 by and between the Company and Toppan Printing Co., Ltd. *

10.28 The Company's 1998 Stock Option Plan. (18) +

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

(3) Filed as an exhibit to the Company's Registration Statement on Form S-2, File Number 33-34772 which was declared effective by the Commission on June 22, 1990, and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991 and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Registration Statement on Form S-8, File Number 33-47446, which was filed on April 24, 1992, and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference.

(7) Filed as an exhibit to the Company's Registration Statement on Form S-8, File Number 33-78102, which was filed on April 22, 1994, and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993, and incorporated herein by reference.

(9) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1995, and incorporated herein by reference.

(10) Filed as an exhibit to the Company's Current Report on Form 8-K, dated March 24, 1995, and incorporated herein by reference.

(11) Filed as an exhibit to the Company's Registration Statement on Form S-8, File Number 333-02245, which was filed on April 4, 1996, and incorporated herein by reference.

(12) Filed as an exhibit to the Company's Registration Statement on Form S-3, File Number 333-26009, which was declared effective by the Commission on May 22, 1997, and incorporated herein by reference.

(13) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1997, and incorporated herein by reference.

(14) Filed as an exhibit to the Company's Registration Statement on Form S-8, File Number 333-50809, which was filed on April 23, 1998, and incorporated herein by reference.

                          INDEX TO EXHIBITS





                                                              PAGE


10.21    Credit Agreement between the Company and various
         lenders, dated November 19, 1998.................

10.27    Agreement dated September 21, 1998 by and between
         the Company and Toppan Printing Co., Ltd.........

21       List of Subsidiaries.............................

23       Consent of Deloitte & Touche LLP.................

27       Financial Data Schedule..........................