Form 10-Q
period 1999-01-31
PHOTRONICS INC
filed 1999-03-10
CIK 810136

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ......January 31, 1999........

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


          Class                     Outstanding at January 31, 1999
Common Stock, $.01 par value               24,030,314 Shares

                        PHOTRONICS, INC.
                        AND SUBSIDIARIES


                             INDEX


                                                             Page

PART I.   FINANCIAL INFORMATION

     Item 1.   Condensed Financial Statements

               Condensed Consolidated Balance Sheet
               at January 31, 1999 (unaudited) and
               November 1, 1998                              3-4


               Condensed Consolidated Statement of
               Earnings for the Three Months Ended
               January 31, 1999 and February 1, 1998
               (unaudited)                                     5


               Condensed Consolidated Statement of
               Cash Flows for the Three Months Ended
               January 31, 1999 and February 1, 1998
               (unaudited)                                     6


               Condensed Consolidated Statement of
               Shareholders Equity for the Three
               Months Ended January 31, 1999 and
               February 1, 1998 (unaudited)                    7


               Notes to Condensed Consolidated
               Financial Statements (unaudited)              8-9


     Item 2.   Management's Discussion and Analysis
               of Results of Operations and
               Financial Condition                          9-12



PART II.  OTHER INFORMATION

     Item 5.   Other Information                              12


     Item 6.   Exhibits and Reports on Form 8-K               12

PART I.   FINANCIAL INFORMATION

        Item 1.    Condensed Financial Statements

                   PHOTRONICS, INC. AND SUBSIDIARIES

                   Condensed Consolidated Balance Sheet

                              (in thousands)

                                 ASSETS

                                             January 31,    November 1,
                                                1999           1998
                                             -----------    -----------
                                             (Unaudited)
Current assets:
  Cash, cash equivalents and
   short-term investments                     $ 24,717       $ 31,373

  Accounts receivable (less allowance
    for doubtful accounts of $235 in
    1999 and 1998)                              29,909         31,515

  Inventories                                   13,718         14,057

  Other current assets                          10,661         10,430
                                              --------       --------
     Total current assets                       79,005         87,375

Property, plant and equipment
 (less accumulated depreciation of
 $112,122 in 1999 and $103,957 in 1998)        263,811        253,781

Intangible assets (less accumulated
  amortization of $6,557 in 1999
  and $6,009 in 1998)                           19,510         20,058

Investments and other assets                    12,333         10,335
                                              --------       --------
                                              $374,659       $371,549
                                              ========       ========




See accompanying notes to condensed consolidated financial statements.

                   PHOTRONICS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Balance Sheet

     (dollars in thousands, except share and per share amounts)

                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                             January 31,    November 1,
                                                1999           1998
                                             -----------    -----------
                                             (Unaudited)
Current liabilities:
  Current portion of long-term debt            $   278         $ 2,076
  Accounts payable                              40,134          31,431
  Accrued salaries and wages                     3,552           4,170
  Other accrued liabilities                      8,897          12,827
                                               -------         -------
     Total current liabilities                  52,861          50,504

Long-term debt                                 104,178         104,261
Deferred income taxes and other liabilities     16,789          16,354
                                               -------         -------
     Total liabilities                         173,828         171,119
                                               -------         -------

Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.01 par value,
   2,000,000 shares authorized,
   none issued and outstanding                       -              -

  Common stock, $0.01 par value,
   75,000,000 shares authorized,
   24,030,314 shares issued in 1999
   and 24,164,106 shares in 1998                   240             242

  Additional paid-in capital                    80,836          82,377
  Retained earnings                            120,708         120,091
  Other accumulated comprehensive
   income (loss)                                  (836)         (2,141)

  Deferred compensation on restricted
   stock                                          (117)           (139)
                                              --------        --------
     Total shareholders' equity                200,831         200,430
                                              --------        --------
                                              $374,659        $371,549
                                              ========        ========

See accompanying notes to condensed consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statement of Earnings
                (in thousands, except per share amounts)
                               (Unaudited)

                                                 Three Months Ended
                                            ----------------------------
                                            January 31,      February 1,
                                               1999             1998
                                            -----------      -----------
Net sales                                     $47,815          $50,932

Costs and expenses:
 Cost of sales                                 35,287           31,266
 Selling, general and administrative            7,263            6,590
 Research and development                       3,519            2,933
                                              -------           ------
Operating income                                1,746           10,143

Other income (expense), net                      (729)             (63)
                                              -------          -------
    Income before income taxes                  1,017           10,080

Provision for income taxes                        400            3,800
                                              -------          -------
Net income                                    $   617          $ 6,280
                                              =======          =======


Earnings per share:
  Basic                                         $0.03            $0.26
                                                =====            =====

  Diluted                                       $0.03            $0.25
                                                =====            =====

Weighted average number of common
 shares outstanding:
  Basic                                        24,102           24,302
                                               ======           ======

  Diluted                                      24,102           28,987
                                               ======           ======

See accompanying notes to condensed consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statement of Cash Flows
                              (in thousands)
                                (Unaudited)
                                                     Three Months Ended
                                                  ------------------------
                                                  January 31,   February 1,
                                                     1999          1998
                                                  -----------   -----------
Cash flows from operating activities:
  Net income                                        $   617      $ 6,280

  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                     9,350        7,045
    Other                                              (235)        (422)
    Changes in assets and liabilities, net of
     effects of acquisitions:
       Accounts receivable                            1,381          803
       Inventories                                      291       (1,195)
       Other current assets                            (285)      (1,907)
       Accounts payable and other liabilities         6,348      (20,295)
                                                    -------      -------
Net cash provided by (used in)
 operating activities                                17,467       (9,691)
                                                    -------      -------
Cash flows from investing activities:
  Acquisition of photomask operations                     -      (32,455)
  Deposits on and purchases of property,
   plant and equipment                              (20,863)      (7,764)
  Net change in short-term investments                1,449       18,953
  Other                                                 616          839
                                                    -------      -------
Net cash used in investing activities               (18,798)     (20,427)
                                                    -------      -------
Cash flows from financing activities:
  Repayment of long-term debt                        (1,869)         (67)
  Proceeds from issuance of common stock              1,882          175
  Purchase and retirement of common stock            (3,425)           -
  Other                                                (301)           -
                                                    -------      -------
Net cash provided by (used in)
 financing activities                                (3,713)         108
                                                    -------      -------
Effect of exchange rate changes on cash flows          (163)        (596)
                                                    -------      -------
Net decrease in cash and cash equivalents            (5,207)     (30,606)
Cash and cash equivalents at beginning of period     23,841       57,845
                                                    -------      -------
Cash and cash equivalents at end of period          $18,634      $27,239
                                                    =======      =======
Cash paid during the period for:
    Interest                                         $3,120       $3,146
    Income taxes                                       $185       $4,412

See accompanying notes to condensed consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES

         Condensed Consolidated Statement of Shareholders' Equity
                              (in thousands)
                                (unaudited)
                                                       Accumulated Comprehensive Income
                                                              -----------------------------------------
                                                                                      Other
                                                                       --------------------------------  Deferred
                                                                                     Foreign             Compensa-    Total
                                  Common Stock      Add'l               Unrealized   Currency             tion on     Share-
                                 ---------------   Paid-In   Retained   Investment   Trans-              Restricted   holders'
                                 Shares   Amount   Capital   Earnings     Gains      lation     Total      Stock      Equity
                                 ------   ------   -------   --------   ----------   --------   ------   ----------   --------
Three Months Ended
  February 1, 1998:

Balance at
  November 2, 1997               24,301    $243    $85,129    $99,609   $3,251     $(2,008)   $1,243      $(249)    $185,975
                                                              -------   ------     -------    ------                --------

Comprehensive income:
  Net income                          -       -          -      6,280        -           -         -          -        6,280

  Change in unrealized
  gains on investments                -       -          -          -     (351)          -      (351)         -         (351)

  Foreign currency translation
  adjustment                          -       -          -          -        -      (3,683)   (3,683)                 (3,683)
                                                                -----     ----      ------    ------      -----       ------
Total comprehensive income            -       -          -      6,280     (351)     (3,683)   (4,034)         -        2,246

Sale of common stock
  through employee stock
  option and purchase plans          14       -        174          -        -           -         -          -          174

Amortization of restricted
  stock to compensation
  expense                             -       -          -          -        -           -                   44           44
                                 ------  ------    -------   --------   ------     -------    -------     -----     --------
Balance at February 1, 1998      24,315    $243    $85,303   $105,889   $2,900     $(5,691)   $(2,791)    $(205)    $188,439
                                 ======  ======    =======   ========   ======     =======    =======     =====     ========


Three Months Ended
  January 31, 1999:

Balance at
  November 1, 1998              24,164     $242   $82,377   $120,091    $1,167      $(3,308)  $(2,141)    $(139)   $200,430
                                                            --------    ------      -------   -------              --------

Comprehensive income:
  Net income                         -       -          -        617         -            -         -         -         617

  Change in unrealized
  gains on investments               -       -          -          -     1,340            -     1,340         -       1,340

  Foreign currency translation
  adjustment                         -       -          -          -         -          (35)      (35)        -         (35)
                                                            --------    ------      -------   -------              --------
Total comprehensive income           -       -          -        617     1,340          (35)    1,305         -       1,922

Sale of common stock
  through employee stock
  option and purchase plans        116       1      1,881          -         -            -         -         -       1,882

Common stock repurchases          (250)     (3)    (3,422)         -         -            -         -         -      (3,425)

Amortization of restricted
  stock to compensation
  expense                            -       -          -          -         -            -         -        22          22
                                ------    ----    -------   --------    ------     --------     -----     -----        ----
Balance at January 31, 1999     24,030    $240    $80,836   $120,708    $2,507      $(3,343)    $(836)    $(117)   $200,831
                                ======    ====    =======   ========    ======     ========     =====     =====    ========



See accompanying notes to Condensed Consolidated Financial Statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements

         Three Months Ended January 31, 1999 and February 1, 1998
                               (Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Company's Annual Report on Form 10-K for the year ended November 1, 1998.


NOTE 2 - EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires dual presentation of "basic" EPS and "diluted" EPS. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted.

A reconciliation of basic and diluted EPS for the three months ended January 31, 1999 and February 1, 1998 is as follows (in thousands, except per share amounts):
                                                 Average
                                      Net        Shares       Earnings
                                     Income    Outstanding    Per Share
                                    -------    -----------    ---------
1999:
    Basic                           $  617        24,102        $0.03
    Effect of potential dilution                                =====
     from exercise of stock options
     and conversion of notes (a)         -             -
                                    ------        ------
    Diluted                         $  617        24,102        $0.03
                                    ======        ======        =====

1998:
    Basic                          $ 6,280        24,302        $0.26
    Effect of potential dilution                                =====
     from exercise of stock options
     and conversion of notes         1,037         4,685
                                   -------        ------
    Diluted                        $ 7,317        28,987        $0.25
                                   =======        ======        =====

(a) The effect of the exercise of stock options and the conversion of notes for the three months ended January 31, 1999 is anti-dilutive.

NOTE 3 - SALE OF LARGE AREA MASK DIVISION

During 1998, the Company announced its intention to dispose of its Large Area Mask (LAM) Division located in Colorado Springs, Colorado. In January 1999, the Company sold its LAM Division. The sale did not materially effect the operating results for the quarter ended January 31, 1999.


NOTE 4 - COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income". The Statement, which the Company adopted in the first quarter of 1999, establishes standards for reporting comprehensive income and its components in financial statements. Where applicable, earlier periods have been restated to conform to the standards set forth in SFAS No. 130. The Company's comprehensive income as reported in the Condensed Consolidated Statement of Shareholders' Equity, consists of net earnings, and all changes in equity during a period except those resulting from investments by owners and distributions to owners, which are presented before tax. The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Accumulated comprehensive income consists of unrealized gains and losses on certain investments in equity securities and foreign currency translation adjustments. The pre-tax unrealized investment gain was $2,161 and $566 for the three month periods ended January 31, 1999 and February 1, 1998, respectively.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

MATERIAL CHANGES IN RESULTS OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 1999 VERSUS FEBRUARY 2, 1998.

     The changes in Photronics, Inc. ("the Company") results of operations for the three months ended January 31, 1999 as compared to the same period during the prior fiscal year were primarily attributable to a cyclical slow-down currently being experienced by the semiconductor industry which began impacting the Company during the third quarter of 1998. The current downturn in the global semiconductor industry resulted in extended customer shut-downs, a slow-down in the releases of new designs, and price reductions for mature technologies. The resulting adverse impact on sales, combined with Photronics continued increases in capability which resulted in higher fixed costs, accounted for the majority of the decrease in operating income.

     Net sales for the three months ended January 31, 1999 decreased 6.1% to $47.8 million compared with $50.9 million for the three months ended February 1, 1998, primarily due to lower average selling prices, and to a lesser extent, a reduction in unit volumes of new releases, principally in the United States. As a result of the Company's globalization, sales outside of the U.S. increased to 22.5% of revenues in the first quarter of 1999, compared with 17.8% in the first quarter of 1998.

     Cost of sales for the three months ended January 31, 1999, increased 12.9% to $35.3 million, compared with $31.3 million for the same period in the prior fiscal year. Gross margins decreased to 26.2% of sales in the first quarter of fiscal 1999, compared with 38.6% for the first quarter of 1998. The gross margin decrease was attributable to lower revenues together with the Company's commitment to expand its technological capability, which resulted in significantly higher depreciation and service contract expenses. These investments have been made to position the Company to satisfy customer demands for higher technological capability, as well as increased volumes.

     Selling, general and administrative expenses increased 10.2% to $7.3 million for the three months ended January 31, 1999, compared with $6.6 million for the same period in the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses increased to 15.2% for the three months ended January 31, 1999, compared with 12.9% for the same period in the prior fiscal year. The higher expenses were due principally to staffing and other costs associated with the Company's expansion, both domestically and internationally.

     Research and development expenses for the three months ended January 31, 1999, increased 20% to $3.5 million, compared with $2.9 million for the same
period in the prior fiscal year.   This increase reflects the continuing
development efforts on high-end, more complex photomasks such as phase shift, optical proximity correction and Next Generation Lithography or NGL
applications.   As a percentage of net sales, research and development was 7.4%
for the three months ended January 31, 1999 compared to 5.8% for the quarter ended February 1, 1998.

     Net other expenses of approximately $0.7 million in the first quarter of 1999 was comprised principally of interest expense on the convertible notes, offset by interest and other income earned on investments. This compares to $0.1 million of net interest and other expenses in the first quarter of 1998, which included higher income earned on investments.

     Net income for the three months ended January 31, 1999, decreased to $0.6 million, or $0.03 per share on a basic and a diluted basis, compared with $6.3 million or $0.26 per basic share and $0.25 per diluted share for the corresponding prior year period.


LIQUIDITY AND CAPITAL RESOURCES

     Photronics' cash and short-term investments decreased $6.7 million during the three months ended January 31, 1999, largely as a result of capital expenditures for equipment of approximately $21 million. In addition, $3.4 million of cash was utilized to repurchase 250,000 shares of the Company's common stock and $1.9 million of cash was utilized to repay long-term debt. These decreases were offset by cash provided by operations of more than $17 million.

     Accounts receivable decreased 5.1% from November 1, 1998 as a result of slower order activity in the first quarter of 1999 compared with the fourth quarter of 1998. Inventory decreased by 2.4% during the quarter as a result of the Company's reducing inventory levels during the cyclical slow-down in the semiconductor industry.

     Property, plant and equipment increased to $263.8 million at January 31, 1999, from $253.8 million at November 1, 1998, as a result of the expansion of Photronics' manufacturing capability and capacity. These increases were partially offset by depreciation expense.

     Intangible and other assets increased $1.4 million during the quarter ended January 31, 1999, principally due to an increase in the market value of assets available for sale.

     Accounts payable and accruals increased 8.6% or $4.2 million from November 1, 1998, principally due to the accrual of amounts due on capital equipment received during the quarter.

     Photronics' commitments represent investments in additional manufacturing capacity as well as advanced equipment for research and development of high-end, more complex photomasks. At January 31, 1999, Photronics had commitments outstanding for capital expenditures of approximately $65 million. Additional commitments for capital requirements are expected to be incurred during fiscal 1999. Photronics will continue to use its working capital and bank lines of credit to finance its capital expenditures. Photronics believes that its currently available resources, together with its capacity for substantial growth and its access to other debt and equity financing sources, are sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the foreseeable future.

     Substantially all of the Company's consolidated Asian sales have been denominated in U.S. dollars resulting in minimal foreign currency exchange risk on transactions in that region.


EFFECT OF NEW ACCOUNTING STANDARDS

     In April, 1998, the American Institute of Certified Public Accountants issued Statement of Position, 98-5, "Reporting on the Costs of Start-up Activities." In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." Each of these statements establish new standards for financial statement reporting and disclosure of certain information effective for the Company in future fiscal years. The Company does not expect these new standards to have a material impact on its financial position, results of operations or cash flows.


YEAR 2000

     The Company has recognized that much of its operating software for its manufacturing and financial systems may not have had the ability to recognize date information when the year changes to 2000, and initiated a program in 1997 to replace such software to ensure, among other things, proper date recognition. To date, the Company has successfully installed the new financial and manufacturing software in certain of its U.S. locations, and is in the process of implementing such system at the remainder of its sites worldwide. It is expected that both these installations will be completed by the end of 1999. In addition, the Company began its review of the year 2000 compliance with respect to equipment used in the manufacturing process, and the systems used by its customers and suppliers.

     The Company estimated that the total cost for all its current software replacement efforts, including becoming Year 2000 compliant, will be approximately $7 million, of which approximately half has been incurred to date. The Company believes that, based on its review performed to date, there will not be any significant interruption in its normal operations; however should any of its suppliers or customers not be successful in their efforts, there could be an adverse impact on the Company. The Company is currently in the process of evaluating alternatives in the event that its suppliers and customers are not able to demonstrate within an appropriate timeline that they will be able to successfully address their Year 2000 issues.

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

                                   PHOTRONICS, INC.
                                     (Registrant)

                           By:______________________________
                                    Robert J. Bollo
                                 Vice President/Finance
                              (Duly Authorized Officer and
                               Principal Financial Officer)



Date: