Form 10-Q
period 1999-05-02
PHOTRONICS INC
filed 1999-06-11
CIK 810136

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended..........May 2, 1999..........

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from..............to...............

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


          Class                     Outstanding at May 2, 1999
Common Stock, $.01 par value             23,804,594 Shares

                        PHOTRONICS, INC.
                        AND SUBSIDIARIES


                             INDEX


                                                             Page

PART I.   FINANCIAL INFORMATION

     Item 1.   Condensed Financial Statements


               Condensed Consolidated Balance Sheet
               at May 2, 1999 (unaudited) and
               November 1, 1998                              3-4


               Condensed Consolidated Statement of
               Earnings for the Three and Six Months
               Ended May 2, 1999 and May 3, 1998
               (unaudited)                                     5


               Condensed Consolidated Statement of
               Cash Flows for the Six Months Ended
               May 2, 1999 and May 3, 1998 (unaudited)         6

               Condensed Consolidated Statement of
               Shareholders Equity for the Six Months
               Ended May 2, 1999 and May 3, 1998
               (unaudited)                                     7


               Notes to Condensed Consolidated
               Financial Statements (unaudited)              8-9


     Item 2.   Management's Discussion and Analysis
               of Results of Operations and
               Financial Condition                         10-12



PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of
               Security-Holders                               13


     Item 6.   Exhibits and Reports on Form 8-K               13

PART I.   FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

                   PHOTRONICS, INC. AND SUBSIDIARIES

                   Condensed Consolidated Balance Sheet

                              (in thousands)

                                 ASSETS

                                               May 2,       November 1,
                                                1999           1998
                                             -----------    -----------
                                             (Unaudited)
Current assets:
  Cash, cash equivalents and
   short-term investments                     $ 14,772       $ 31,373

  Accounts receivable (less allowance
   for doubtful accounts of $235 in
   1999 and 1998)                               32,661         31,515

  Inventories                                   13,012         14,057

  Other current assets                           9,583         10,430
                                              --------       --------
     Total current assets                       70,028         87,375

Property, plant and equipment
  (less accumulated depreciation of
   $121,164 in 1999 and $103,957 in 1998)      277,278        251,381

Intangible assets
  (less accumulated amortization of
   $7,103 in 1999 and $6,009 in 1998)           22,764         22,458

Investments and other assets                    15,961         10,335
                                              --------       --------
                                              $386,031       $371,549
                                              ========       ========

See accompanying notes to condensed consolidated financial statements.

                   PHOTRONICS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Balance Sheet

           (dollars in thousands, except per share amounts)

                 LIABILITIES AND SHAREHOLDERS' EQUITY


                                               May 2,       November 1,
                                                1999           1998
                                             -----------    -----------
                                             (Unaudited)
Current liabilities:
  Current portion of long-term debt            $   263         $ 2,076
  Accounts payable                              51,116          31,431
  Accrued salaries and wages                     2,514           4,170
  Other accrued liabilities                     10,589          12,827
                                               -------         -------
     Total current liabilities                  64,482          50,504

Long-term debt                                 104,089         104,261
Deferred income taxes and other liabilities     17,241          16,354
                                               -------         -------
     Total liabilities                         185,812         171,119
                                               -------         -------

Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.01 par value,
   2,000,000 shares authorized,
   none issued and outstanding                       -               -

  Common stock, $0.01 par value,
   75,000,000 shares authorized,
   23,804,594 shares issued in 1999
   and 24,164,106 shares in 1998                   238             242

  Additional paid-in capital                    77,763          82,377
  Retained earnings                            122,776         120,091
  Accumulated other comprehensive
   loss                                           (463)         (2,141)

  Deferred compensation on restricted
   stock                                           (95)           (139)
                                              --------        --------
     Total shareholders' equity                200,219         200,430
                                              --------        --------
                                              $386,031        $371,549
                                              ========        ========

See accompanying notes to condensed consolidated financial statements.

                               PHOTRONICS, INC. AND SUBSIDIARIES

                         Condensed Consolidated Statement of Earnings

                           (in thousands, except per share amounts)
                                         (unaudited)

                                          Three Months Ended             Six Months Ended
                                         ---------------------        ----------------------
                                          May 2,        May 3,          May 2,        May 3,
                                           1999          1998            1999          1998
                                         -------       -------        --------      --------
Net sales                                $53,826       $61,307        $101,641      $112,239

Costs and expenses:
 Cost of sales                            38,151        37,560          73,438        68,826
 Selling, general and administrative       7,652         7,661          14,915        14,251
 Research and development                  3,670         3,152           7,189         6,085
 Non-recurring restructuring charge            -         3,800               -         3,800
                                         -------       -------         -------      --------
Operating income                           4,353         9,134           6,099        19,277

Other income (expense), net                 (985)         (525)         (1,714)         (588)
                                         -------       -------         -------      --------
    Income before income taxes             3,368         8,609           4,385        18,689

Provision for income taxes                 1,300         3,300           1,700         7,100
                                         -------       -------         -------      --------
Net income                               $ 2,068       $ 5,309         $ 2,685      $ 11,589
                                         =======       =======         =======      ========


Earnings per share:
  Basic                                    $0.09         $0.22           $0.11         $0.48
                                           =====         =====           =====         =====

  Diluted                                  $0.09         $0.22           $0.11         $0.47
                                           =====         =====           =====         =====

Weighted average number of common
 shares outstanding:
  Basic                                   23,939        24,355          24,021        24,328
                                          ======        ======          ======        ======
  Diluted                                 23,939        29,201          24,021        29,095
                                          ======        ======          ======        ======

See accompanying notes to condensed consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statement of Cash Flows

                              (in thousands)
                                (Unaudited)
                                                      Six Months Ended
                                                  ------------------------
                                                    May 2,        May 3,
                                                     1999          1998
                                                  ----------    ----------
Cash flows from operating activities:
  Net income                                        $ 2,685       $11,589

  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                    19,454        15,277
    Non-recurring restructuring charge                    -         3,800
    Other                                              (214)         (438)
  Changes in assets and liabilities, net of
   effects of acquisitions:
    Accounts receivable                              (1,551)       (5,331)
    Inventories                                         946        (2,333)
    Other current assets                                832          (339)
     Accounts payable and accrued liabilities        15,695           200
                                                    -------       -------
Net cash provided by operating activities            37,847        22,425
                                                    -------       -------
Cash flows from investing activities:
  Acquisition of photomask operations                     -       (32,455)
  Deposits on and purchases of property,
   plant and equipment                              (45,465)      (41,625)
  Net change in short-term investments                7,420        15,409
  Other                                              (1,751)        2,132
                                                    -------       -------
Net cash used in investing activities               (39,796)      (56,539)
                                                    -------       -------
Cash flows from financing activities:
  Repayment of long-term debt                        (1,934)         (136)
  Proceeds from issuance of common stock              2,282         1,068
  Purchase and retirement of common stock            (6,900)            -
  Other                                                (300)            -
                                                    -------       -------
Net cash provided by (used in)
 financing activities                                (6,852)          932
                                                    -------       -------
Effect of exchange rate changes on cash flows          (380)         (491)
                                                    -------       -------
Net decrease in cash and cash equivalents            (9,181)      (33,673)
Cash and cash equivalents at beginning of period     23,841        57,845
                                                    -------       -------
Cash and cash equivalents at end of period          $14,660       $24,172
                                                    =======       =======
Cash paid during the period for:
    Interest                                         $3,177        $3,188
    Income taxes                                       $533        $9,779

See accompanying notes to condensed consolidated financial statements.

              PHOTRONICS, INC. AND SUBSIDIARIES

         Condensed Consolidated Statement of Shareholders' Equity

                              (in thousands)
                                (unaudited)

                                                           Accumulated Comprehensive Income (Loss)
                                                          -----------------------------------------
                                                                                  Other
                                                                     ------------------------------   Deferred
                                                                                  Foreign             Compensa-    Total
                               Common Stock     Add'l                Unrealized   Currency            tion on      Share-
                              ---------------   Paid-In   Retained   Investment   Trans-              Restricted   holders'
                              Shares   Amount   Capital   Earnings   Gains        lation      Total   Stock        Equity
                              ------   ------   -------   --------   ----------   --------    -----   ----------   --------
Six Months Ended
  May 3, 1998:

Balance at
  November 2, 1997            24,301     $243   $85,129   $99,609    $3,251       $(2,008)    $1,243      $(249)   $185,975
                                                          -------    ------       -------     ------               --------

Comprehensive Income:
  Net income                       -        -         -    11,589         -             -          -          -      11,589

  Change in unrealized
   gains on investments            -        -         -         -      (686)            -       (686)         -        (686)

  Foreign currency translation
   adjustment                      -        -         -         -         -          (267)      (267)         -        (267)
                                                          -------    ------       -------     ------      -----    --------
Total comprehensive income         -        -         -    11,589      (686)         (267)      (953)         -      10,636

Sale of common stock
 through employee stock
 option and purchase plans        96        1     1,067         -         -             -          -          -       1,068

Amortization of restricted
 stock to compensation
 expense                           -        -         -         -         -             -          -         66          66
                              ------     ----   -------  --------    ------       -------       ----      -----    --------
Balance at
  May 3, 1998                 24,397     $244   $86,196  $111,198    $2,565       $(2,275)      $290      $(183)   $197,745
                              ======     ====   =======  ========    ======       =======       ====      =====    ========

Six Months Ended
  May 2, 1999:

Balance at
  November 1, 1998            24,164     $242   $82,377  $120,091    $1,167       $(3,308)   $(2,141)     $(139)   $200,430
                                                         --------    ------       -------    -------               --------
Comprehensive income:
  Net income                       -        -         -     2,685         -             -          -          -       2,685

  Change in unrealized
   gains on investments            -        -         -         -     2,617             -      2,617          -       2,617

  Foreign currency translation
   adjustment                      -        -         -         -         -          (939)      (939)         -        (939)
                                                         --------    ------       -------    -------               --------
Total comprehensive income         -        -         -     2,685     2,617          (939)     1,678          -       4,363

Sale of common stock
 through employee stock
 option and purchase plans       141        1     2,281         -         -             -          -          -       2,282

Common stock repurchases        (500)      (5)   (6,895)        -         -             -          -          -      (6,900)

Amortization of restricted
  stock to compensation
  expense                          -        -         -         -         -             -          -         44          44
                              ------     ----   -------  --------    ------       -------      -----       ----    --------
Balance at
  May 2, 1999                 23,805     $238   $77,763  $122,776    $3,784       $(4,247)     $(463)      $(95)   $200,219
                              ======     ====   =======  ========    ======       =======      =====       ====    ========



See accompanying notes to Condensed Consolidated Financial Statements.

                     PHOTRONICS, INC. AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements

         Three and Six Months Ended May 2, 1999 and May 3, 1998
                               (Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended May 2, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 1, 1998.


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

     A reconciliation of basic and diluted EPS for the three and six months ended May 2, 1999 and May 3, 1998 is as follows (in thousands, except per share amounts):
                                                 Average
                                      Net        Shares       Earnings
                                     Income    Outstanding    Per Share
                                    -------    -----------    ---------
Three Months
------------

1999:
    Basic                           $ 2,068       23,939        $ 0.09
    Effect of potential dilution                                ======
     from exercise of stock options
     and conversion of notes (a)          -            -
                                    -------       ------
    Diluted                         $ 2,068       23,939        $ 0.09
                                    =======       ======        ======

1998:
    Basic                           $ 5,309       24,355        $ 0.22
    Effect of potential dilution                                ======
     from exercise of stock options
     and conversion of notes            987        4,846
                                    -------       ------
    Diluted                         $ 6,296       29,201        $ 0.22
                                    =======       ======        ======

                                                 Average
                                      Net        Shares       Earnings
                                     Income    Outstanding    Per Share
                                    -------    -----------    ---------
Six Months
----------

1999:
     Basic                          $ 2,685        24,021       $ 0.11
                                                                ======
     Effect of potential dilution
      from exercise of stock options
      and conversion of notes (a)         -             -
                                    -------        ------

      Diluted                       $ 2,685        24,021       $ 0.11
                                    =======        ======       ======
1998:
     Basic                          $11,589        24,328       $ 0.48
                                                                ======
     Effect of potential dilution
      from exercise of stock options
      and conversion of notes         2,024         4,767
                                    -------        ------
     Diluted                        $13,613        29,095       $ 0.47
                                    =======        ======       ======


(a) The effect of the exercise of stock options and the conversion of notes for the three and six months ended May 2, 1999 is anti-dilutive.


NOTE 3 - SALE OF LARGE AREA MASK DIVISION

     During 1998, the Company announced its intention to dispose of its Large Area Mask (LAM) Division located in Colorado Springs, Colorado. In January 1999, the Company sold its LAM Division. The sale did not materially affect the operating results for the six months ended May 2, 1999.


NOTE 4 - COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income". The Statement, which the Company adopted in the first quarter of 1999, establishes standards for reporting comprehensive income and its components in financial statements. Where applicable, earlier periods have been restated to conform to the standards set forth in SFAS No. 130. The Company's comprehensive income as reported in the Condensed Consolidated Statement of Shareholders' Equity, consists of net earnings, and all changes in equity during a period except those resulting from investments by owners and distributions to owners, which are presented before tax. The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Accumulated other comprehensive income consists of unrealized gains and losses on certain investments in equity securities and foreign currency translation adjustments. The pre-tax unrealized investment gain/(loss) was $4,221 and ($1,106) for the six month periods ended May 2, 1999 and May 3, 1998, respectively.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Material Changes in Results of Operations
Three and Six Months ended May 2, 1999 versus May 3, 1998

     The changes in Photronics, Inc. ("the Company") results of operations for the three and six months ended May 2, 1999 as compared to the same periods during the prior fiscal year were primarily attributable to a slow-down experienced by the semiconductor industry which began impacting the Company during the third quarter of 1998. This downturn in the global semiconductor industry resulted in extended customer shut-downs, a slow-down in the releases of new designs, and price reductions for mature technologies. The resulting adverse impact on sales, combined with Photronics' continued increase in capability which resulted in higher fixed costs, accounted for the majority of the decrease in operating income.

     Net sales for the three and six months ended May 2, 1999 decreased 12.2% to $53.8 million and 9.4% to $101.6 million, respectively, compared with $61.3 million and $112.2 million for the corresponding prior year periods. The decrease for the three and six months ended May 2, 1999 resulted primarily from lower average selling prices partially offset by an increase in unit volumes. As a result of the Company's globalization, sales outside of the U.S increased to approximately 23% of net sales for the three and six months ended May 2, 1999, compared with approximately 19% and 20% in the corresponding prior year periods.

     Cost of sales for the three and six months ended May 2, 1999, increased 1.6% to $38.2 million, and 6.7% to $73. 4 million, compared with $37.6 million and $68.8 million for the same periods in the prior fiscal year. Gross margins decreased to 29.1% and 27.7% of sales, respectively, compared with 38.7% for both the three and six month periods in the prior year. The gross margin decrease for the three and six months ended May 2, 1999 was attributable to lower revenues together with the Company's commitment to expand its technological capability, which resulted in significantly higher depreciation and service contract expenses. These investments have been made to position the Company to satisfy customer demands for higher technological capability, as well as increased volumes.

     Selling, general and administrative expenses remained flat at $7.7 million and increased 4.7% to $14.9 million for the three and six months ended May 2, 1999, respectively, compared with $7.7 million and $14.3 million for the same periods in the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses increased to 14.2% and 14.7%, respectively, compared to 12.5% and 12.7% for the same periods in the prior fiscal year. The higher year-to-date expenses were due primarily to staffing and other costs associated with the Company's expansion, both domestically and internationally.

     Research and development expenses for the three and six months ended May 2, 1999, increased 16.4% to $3.7 million and 18.1% to $7.2 million, respectively, compared with $3.2 million and $6.1 million for the same periods in the prior fiscal year. This increase reflects the continuing development efforts on high-end, more complex photomasks such as phase shift, optical proximity correction and Next Generation Lithography or NGL applications. As a percentage of net sales, research and development was 6.8% and 7.1% of net sales for the three and six months ended May 2, 1999, compared to 5.1% and 5.4% in the corresponding prior year periods.

     Net other expenses of approximately $1.0 million and $1.7 million for the three and six months ended May 2, 1999 were comprised principally of interest expense on the convertible notes, partially offset by interest and other income earned on investments. This compares to $0.5 million and $0.6 million of net interest and other expenses in the corresponding periods in fiscal 1998, which included higher investment income.

     Net income for the three and six months ended May 2, 1999 decreased to $2.1 million and $2.7, respectively, or $0.09 and $0.11 per share on a basic and a diluted basis. These amounts compare to $5.3 million or $0.22 per basic and diluted share, and $11.6 million or $0.48 per basic share and $0.47 per diluted share for the corresponding prior year periods.


LIQUIDITY AND CAPITAL RESOURCES

     Photronics' cash and short-term investments decreased $16.6 million during the six months ended May 2, 1999, primarily as a result of capital expenditures for equipment of approximately $45 million. In addition, $6.9 million of cash was utilized to repurchase 500,000 shares of the Company's common stock and $1.9 million of cash was utilized to repay long-term debt. These decreases were offset by cash provided by operations of approximately $38 million.

     Accounts receivable increased 3.6% from November 1, 1998 as a result of increased order activity in the second quarter of 1999 compared with the fourth quarter of 1998. Inventory decreased by 7.4% from the end of last year. Inventory levels at November 1, 1998 were higher as a result of less than expected unit volumes.

     Property, plant and equipment increased to $277.3 million at May 2, 1999, from $251.4 million at November 1, 1998, as a result of the expansion of Photronics' manufacturing capability and capacity. These increases were partially offset by depreciation expense.

     Intangible and other assets increased $5.9 million during the six months ended May 2, 1999, principally due to an increase in the market value of assets available for sale.

     Accounts payable and accruals increased 32.6% or $15.8 million from November 1, 1998, principally due to an increase in the accrual of amounts for capital equipment coming due during the period.

     Photronics' commitments represent investments in additional manufacturing capacity as well as advanced equipment for the production of high-end, more complex photomasks. At May 2, 1999, Photronics had commitments outstanding for capital expenditures of approximately $52 million. Additional commitments for capital requirements are expected to be incurred during fiscal 1999. Photronics will continue to use its working capital and bank lines of credit to finance its capital expenditures. Photronics believes that its currently available resources, together with its capacity for substantial growth and its access to other debt and equity financing sources, are sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the foreseeable future.

     Substantially, all of the Company's consolidated Asian sales have been denominated in U.S. dollars resulting in minimal foreign currency exchange risk on transactions in that region.

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


YEAR 2000

     The Company has recognized that much of its operating software for its manufacturing and financial systems may not have had the ability to recognize date information when the year changes to 2000, and initiated a program in 1997 to replace such software to ensure, among other things, proper date recog-nition. To date, the Company has successfully installed the new financial and manufacturing software in certain of its U.S. locations, and is in the process of implementing such system at the remainder of its sites worldwide. It is expected that both these installations will be completed by the end of 1999.
In addition, the Company has been reviewing year 2000 compliance with respect to equipment used in the manufacturing process, and the systems used by its customers and suppliers.

     The Company estimates that the total cost for all its current software replacement efforts, including becoming Year 2000 compliant, will be approximately $7 million, of which more than half has been incurred to date.
The Company believes that, based on its review performed to date, there will not be any significant interruption in its normal operations; however should any of its suppliers or customers not be successful in their efforts, there could be an adverse impact on the Company. The Company is currently in the process of evaluating alternatives in the event that its suppliers and customers are not able to demonstrate within an appropriate timeline that they will be able to successfully address their Year 2000 issues.


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

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders

         (a) The matters set forth in this Item 4 were submitted to a vote of security holders of the Company at an Annual Meeting of Shareholders held on March 23, 1999.

         (b) The following directors, constituting the entire Board of Directors, were elected at the Annual Meeting of Shareholders held on March 23, 1999. Also indicated are the affirmative, negative and authority withheld votes for each director.

                                                                     Authority
                                              For        Against     Withheld
                                           ----------     -------   ---------
              Walter M. Fiederowicz        22,137,084       -       247,141
              Joseph A. Fiorita, Jr.       22,135,819       -       248,406
              Constantine S. Macricostas   22,119,375       -       264,850
              Michael J. Yomazzo           22,120,420       -       263,805

        (c) The following additional matter, and the affirmative and negative votes and abstentions and broker non-votes with respect thereto, was approved at the Annual Meeting of Shareholders held on March 23, 1999.

              The ratification of the appointment of Deloitte & Touche LLP as the independent certified public accountants of the Company for the fiscal year ending October 31, 1999:

              Affirmative Votes              22,357,537
              Negative Votes                      7,373
              Abstentions/Broker Non-Votes       19,315


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

                                   PHOTRONICS, INC.
                                     (Registrant)

                           By:______ROBERT J. BOLLO______
                                    Robert J. Bollo
                                 Vice President/Finance
                              (Duly Authorized Officer and
                               Principal Financial Officer)



Date: June 11, 1999