Form 10-Q
period 1999-08-01
PHOTRONICS INC
filed 1999-09-15
CIK 810136

[ARTICLE] 5
[LEGEND]
This schedule contains summary financial information extracted from the Condensed Consolidated Statement of Earnings and the Consolidated Balance Sheet and is qualified in its entirety by reference to such financial statements. [/LEGEND]
[MULTIPLIER] 1000

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          OCT-31-1999
[PERIOD-END]                               AUG-01-1999
[CASH]                                           7,574
[SECURITIES]                                         0
[RECEIVABLES]                                   37,408
[ALLOWANCES]                                       235
[INVENTORY]                                     13,417
[CURRENT-ASSETS]                                67,435
[PP&E]                                         410,175
[DEPRECIATION]                                 129,256
[TOTAL-ASSETS]                                 387,075
[CURRENT-LIABILITIES]                           50,238
[BONDS]                                        115,799
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                           239
[OTHER-SE]                                     203,875
[TOTAL-LIABILITY-AND-EQUITY]                   387,075
[SALES]                                        160,675
[TOTAL-REVENUES]                               160,675
[CGS]                                          114,190
[TOTAL-COSTS]                                  114,190
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                               4,592
[INCOME-PRETAX]                                  9,625
[INCOME-TAX]                                     3,700
[INCOME-CONTINUING]                              5,925
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     5,925
[EPS-BASIC]                                       0.25
[EPS-DILUTED]                                     0.25