Form 10-K405/A
period 1998-11-02
PHOTRONICS INC
filed 1999-12-20
CIK 810136

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                               FORM 10-K/A
                             Amendment No. 1

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

                             ________________________


                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 1999                    Incorporated into Part
Annual Meeting of Shareholders                  III of this Form 10-K.
to be held on March 23, 1999.

Photronics, Inc. (the "Company") is filing this amendment to its Form 10-K filed for the fiscal year ended November 1, 1998 in order to revise Note 13 of the Notes to Consolidated Financial Statements that are part of the financial statements contained in Item 8. The revised Note 13 is set forth in
Item 8 which is being filed in its entirety, along with a consent of Deloitte & Touche LLP, the Company's independent auditors.

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

NOTE 13 - NON-RECURRING RESTRUCTURING CHARGE

     In March, 1998, the Company initiated a plan to optimize its North American manufacturing network. It re-organized its two California operations, dedicating its Milpitas facility to the production of high-end technology photomasks and its Sunnyvale facility to the production of mature technology photomasks, and consolidated its Colorado Springs, Colorado photomask manufacturing operations into other North American manufacturing facilities. The Company determined that its Large Area
Mask (LAM) Division, which is also located in Colorado Springs, does not represent a long-term strategic fit with its core photomask business, and accordingly, intends to sell the LAM Division. The Company recorded a $3.8 million charge in the second quarter of 1998 for the restructuring, including $3.3 million of non-cash charges to reduce the carrying value of LAM Division property, plant and equipment to its net realizable value based upon the estimated proceeds from the sale of the LAM Division business taken as a whole. Such assets, consisting prinicpally of specialized manufacturing tools and equipment, had a carrying value of $3.6 million (prior to the write-down), remain in use and continue to be depreciated pending the disposition of the LAM division.

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


          PHOTRONICS, INC.
            (Registrant)




By    JEFFREY P. MOONAN                          December 20, 1999
      --------------------------                 -----------------
      Jeffry P. Moonan
      Executive Vice President

                              Table of Exhibits


23     Consent of Deloitte & Touche LLP is filed herewith.

EXHIBIT 23

                          INDEPENDENT AUDITORS' CONSENT

     We consent to the incorporation by reference in Registration Statements Nos. 333-02245, 333-50809, 33-17530, 33-28118, 33-47446 and 33-78102 of
Photronics, Inc. on Form S-8 of our report dated December 9, 1998 appearing in this Annual Report on Form 10-K/A (Amendment No. 1) of Photronics, Inc. for the year ended November 1, 1998.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
December 13, 1999