Form 10-K405
period 1999-10-31
PHOTRONICS INC
filed 2000-01-27
CIK 810136

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended ...October 31, 1999...

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes..X..   No  .....


     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     As of December 31, 1999, 23,974,668 shares of the registrant's Common Stock were outstanding. The aggregate market value of registrant's voting stock held by non-affiliates of the registrant as of December 31, 1999 was approximately $594,900,722.

                             ________________________


                        DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2000                       Incorporated into Part
Annual Meeting of Shareholders                     III of this Form 10-K.
to be held on April 4, 2000.

                               PART I

ITEM 1.   BUSINESS

General

     Photronics, Inc. (the "Company" or "Photronics") is a leading manufacturer of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and are used as masters to transfer circuit patterns onto semiconductor wafers during the fabrication of integrated circuits and, to a lesser extent, other types of electrical components. The Company operates principally from ten facilities, six of which are located in the United States, three in Europe and one in Singapore.

     In addition to manufacturing photomasks, the Company, through its wholly-owned subsidiary Beta Squared, Inc. ("Beta Squared"), services wafer plasma etching systems and conducts research and development related to cleaning and etching processes. The Company also provides mask-related technology consulting and data processing services through its D2W division. See "Related Sales and Services."

     During fiscal 1999, the Company continued to invest in its global manufacturing network and enhance its technological and manufacturing capabilities. In addition, the Company increased its research and development activities and continued to invest in advanced manufacturing equipment to allow it to meet future technological and volume demands. The Company believes that its efforts have established it as a leading independent photomask manufacturer on a global basis and provide it with the facilities and expertise to continue to expand its sales base.

     The Company is a Connecticut corporation, organized in 1969. Its principal executive offices are located at 1061 East Indiantown Road, Jupiter, Florida, telephone (561) 745-1222.

Fiscal 1999 Developments

     In January 1999, the Company sold its large area mask operation that was located in Colorado Springs, Colorado.

     In March 1999, the Company acquired from Cirrus Logic, Inc., a leading supplier of semiconductor products, substantially all of the assets of its mask engineering group. As part of this acquisition, the Company established a new business unit, "D2W." D2W offers mask-related technology consulting and data processing services to the semiconductor industry to optimize the integration of the various processes used to produce semiconductors. D2W is based in Fremont, California and is staffed primarily by those employees formerly with Cirrus Logic, Inc.'s mask engineering group.

     In July 1999, the Company and International Business Machines, Inc. ("IBM") began a joint research and development venture related to "next generation lithography" technologies. These "post-optical" manufacturing technologies involve an exposure source other than light (such as an X-ray or electron beam source) for circuits having critical dimensions smaller than believed possible with currently utilized optical exposure
methods.   The purpose of the venture is to further develop and create a commercialization path for masks for use in wafer exposure systems proposed for introduction when current optically-based wafer exposure systems become incapable of producing smaller circuit patterns. The venture is being conducted at an advanced manufacturing facility at IBM's Burlington, Vermont location.

     Also in July 1999, the Company leased a building in Phoenix, Arizona to relocate the photomask manufacturing operations currently being conducted in Mesa, Arizona at facilities leased from Motorola, Inc. ("Motorola"). This operation resulted from the Company's December 1997 acquisition of Motorola's internal photomask manufacturing operations. The Company anticipates that the new Phoenix facility will be complete in the second half of fiscal 2000.

     On September 15, 1999, the Company, AL Acquisition Corp., a wholly owned subsidiary of the Company, and Align-Rite International, Inc. ("Align-Rite"), entered into an Agreement and Plan of Merger, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated January 10, 2000 (as amended, the "Merger Agreement") pursuant to which the Company would acquire Align-Rite in a merger transaction (the "Merger"). The Merger Agreement provides, among other things, that each outstanding share of Align-Rite's common stock will be converted into .85 shares of the Company's common stock on the effective date of the Merger, resulting in Align-Rite shareholders holding approximately 15% of the Company's outstanding shares of common stock when the Merger is complete. The Merger is subject to the approval of Align-Rite's shareholders, and to various regulatory and closing conditions, including compliance with the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

     Align-Rite manufactures photomasks using electron beam, laser beam and optical-based technologies at four facilities located in Burbank, California; Melbourne, Florida; Bridgend, Wales;and Heilbronn, Germany. Align-Rite is a public company whose shares trade on the NASDAQ Stock Market under the symbol "MASK."

     On November 1, 1999, the Company sold substantially all the assets and transferred to the buyer substantially all of the liabilities of the Company's Beta Squared business unit that sold refurbished semiconductor manufacturing equipment and replacement parts and provided engineering and field services for such equipment (the "Beta Lithography Equipment Division").


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

     The Company conducts its sales and marketing activities through a staff of full-time sales personnel and customer service representatives who work closely with the Company's general management and technical personnel. In addition to the sales personnel at the Company's manufacturing facilities in Brookfield, Connecticut; Milpitas and Sunnyvale, California; Allen and Austin, Texas; Dresden, Germany; Manchester, United Kingdom; Neuchatel, Switzerland; and Singapore, the Company has sales offices in Carlsbad and Pasadena, California; Colorado Springs, Colorado; Hillsboro, Oregon; and Taiwan. The Company also has a sales representative in Korea.

     The Company supports international customers through both its domestic and foreign facilities and has sub-contract manufacturing arrangements in Taiwan. The Company considers its presence in international markets important to attracting new customers, providing global solutions to its existing customers and serving customers that utilize manufacturing foundries outside of the United States, principally in Asia. For a statement of the amount of net sales, operating income or loss, and identifiable assets attributable to each of the Company's geographic areas of operations, see Note 12 of Notes to the Consolidated Financial Statements.

Related Sales and Services

     In addition to the manufacture of photomasks, the Company, through its wholly-owned subsidiary, Beta Squared, services a wafer plasma etching system used in the processing of semiconductor wafers. The original system was developed by Texas Instruments which licensed to Beta Squared
the right to manufacture and sell the system.   Beta Squared also conducts
research and development related to cleaning and etching processes. Prior to the sale of the Beta Lithography Equipment Division, Beta Squared also sold refurbished semiconductor manufacturing equipment, engineering services and replacement parts and field service for such equipment on a third-party basis. Such activities represented approximately 2% of the Company's net sales during fiscal 1999.

     The Company's D2W division offers mask-related technology consulting and data processing services to the semiconductor industry. D2W's activities represented less than 1% of the Company's net sales during fiscal 1999.

Customers

     The Company primarily sells its products to leading semiconductor manufacturers. The Company's largest customers during fiscal 1999 included the following:

Analog Devices, Inc.                      Lucent Technologies, Inc.
Atmel Corporation                         Motorola, Inc.
Chartered Semiconductor                   National Semiconductor Corp.
  Manufacturing, Ltd.                     Philips Electronics NV
Cirrus Logic, Inc.                        Raytheon Company
Compaq Computer Corp.                     ST Microelectronics
Cypress Semiconductor Corp.               Texas Instruments, Inc.
Fairchild Semiconductor Corp.             Triquint Semiconductor, Inc.
Integrated Device Technology, Inc.        Vitesse Semiconductor Corp.
International Business Machines, Inc.     VLSI Technology, Inc.
LSI Logic Corp.

     The Company has continually expanded its customer base and, during fiscal 1999, sold its products and services to approximately 400 customers. During fiscal 1999, no single customer other than Texas Instruments or Motorola accounted for more than 10% of the Company's net sales. The Company's five largest customers, in the aggregate, accounted for approximately 40% of net sales in fiscal 1999. A significant decrease in the amount of sales to any of these customers could have a material adverse effect on the Company.

Research and Development

     The Company conducts ongoing research and development programs intended to maintain the Company's leadership in technology and manufacturing efficiency. Since fiscal 1994, the Company has increased its investment in research and development activities and current efforts include deep ultraviolet, phase-shift and optical proximity correction photomasks for advanced semiconductor manufacturing as well as photomasks for next generation "post-optical" manufacturing technologies. Phase-shift and optical proximity correction photomasks use advanced lithography techniques for enhanced resolutions of images on a semiconductor wafer. Next generation "post-optical" manufacturing technologies use an exposure source other than light (such as an x-ray or electron beam source) for wafer patterning and are designed for the manufacture of integrated circuits with critical dimensions below that believed possible with currently utilized optical exposure methods. Post-optical manufacturing technologies are still under development and have not yet been adopted as standard production methods. Since July 1999, next generation lithography research and development has been conducted in connection with the Company's research and development venture with IBM, described above. The Company incurred expenses of $10.6 million, $12.9 million and $15.5 million for research and development in fiscal 1997, 1998 and 1999, respectively. While the Company believes that it possesses valuable proprietary information and has received licenses under certain patents, the Company does not believe that patents are a material factor in the photomask manufacturing business. The Company holds only two patents and has applications pending for three other patents.


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

     Since the mid-1980s there has been a decrease in the number of independent manufacturers as a result of independents being acquired or discontinuing operations. The Company believes that entry into the market by a new independent manufacturer would require a major investment of capital, a significant period of time to establish a commercially viable operation and additional time to attain meaningful market share and achieve profitability. In the past, competition and relatively flat demand led to pressure to reduce prices which the Company believes contributed to the decrease in the number of independent manufacturers. Although independent photomask manufacturers experienced increased demand since late 1993, demand softened and pricing pressures re-emerged, particularly in 1998. Although demand has been increasing since late 1998 as a part of a cyclical upturn in the semiconductor industry, intense competition has continued to pressure pricing for photomasks.

     Based upon available market information, the Company believes that it has a larger share of the United States market than any other photomask manufacturer and that it is one of the largest photomask manufacturers in the world. Competitors in the United States include DuPont Photomasks and Align-Rite; and in international markets, Dai Nippon Printing, Toppan, Hoya, DuPont, Taiwan Mask Corp., Innova, Precision Semiconductor Mask Corp., Align-Rite and Compugraphics. In addition, some of the Company's customers possess their own captive facilities for manufacturing photomasks and certain semiconductor manufacturers market their photomask manufacturing services to outside customers as well as to their internal organization.

Employees

     As of October 31, 1999, the Company employed approximately 1,200 persons on a full-time basis. The Company believes that it offers competitive compensation and other benefits and that its employee relations are good. Except for employees in the United Kingdom, none of the Company's employees is represented by a union.

ITEM 1A.   EXECUTIVE OFFICERS OF REGISTRANT

     The names of the executive officers of the Company are set forth below, together with the positions held by each person in the Company. All executive officers are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

                                                            SERVED AS AN
         NAME AND AGE                POSITION               OFFICER SINCE

Constantine S. Macricostas, 64   Chairman of the                 1974
                                 Board, Member of the
                                 Office of the Chief
                                 Executive and Director

Michael J. Yomazzo, 57           Vice Chairman, Member           1977
                                 of the Office of the
                                 Chief Executive and
                                 Director

James R. Northup, 39             President and Member of         1994
                                 the Office of the Chief
                                 Executive

Jeffrey P. Moonan, 43            Executive Vice President -      1988
                                 Finance and Administration,
                                 Member of the Office of the
                                 Chief Executive, General
                                 Counsel and Secretary


Robert J. Bollo, 55              Vice President/Finance          1994
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

     Michael J. Yomazzo has been Vice Chairman since January 1, 1999. From August 1997 until January 1999, he served as President and Chief Executive Officer, from January 1994 until August 1997 he served as President and Chief Operating Officer and from November 1990 until January 1994, he served as Executive Vice President and Chief Financial Officer. Mr. Yomazzo is a member of the Board of Directors of NMBT Corp., the bank holding company of New Milford Bank and Trust Company.

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

                                   Facility Size       Type of
     Location                        (sq.ft.)          Interest

Brookfield, CT (Building #1)          19,600            Owned
Brookfield, CT (Building #2)          20,000            Leased
Milpitas, CA (2 buildings)            49,000            Leased
Sunnyvale, CA (3 buildings)           40,000            Owned
Allen, TX                             60,000            Owned
Austin, TX                            50,000            Owned
Phoenix, AZ                           30,000            Leased
Manchester, UK                        42,000            Owned
Neuchatel, Switzerland                 7,000            Leased
Singapore                             20,000            Leased
Dresden, Germany                      10,000            Leased

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

     For the year ended October 31, 1999, the Company leased real property and equipment at an aggregate annual rental of approximately $4.0 million.

     Other than new manufacturing facilities or equipment which have not yet been placed into service and property held for the possible construction of facilities, the Company believes it substantially utilized its facilities during the 1999 fiscal year.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings, nor is the property of the Company subject to any such proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1999.



                                PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDERS' MATTERS

     The Common Stock of the Company is traded on the NASDAQ National Market System (NMS) under the symbol PLAB. The table below shows the range of high and low sale prices per share for each quarter for fiscal year 1999 and 1998, as reported on the NASDAQ NMS. All per share prices have been adjusted for a two-for-one stock split for shareholders of record on November 17, 1997.

                                                 High        Low
                                                ------     ------
    Fiscal Year Ended October 31, 1999:
        Quarter Ended January 31, 1999          $28.13     $18.00
        Quarter Ended May 2, 1999                26.25      18.63
        Quarter Ended August 1, 1999             28.88      19.13
        Quarter Ended October 31, 1999           29.50      17.88

    Fiscal Year Ended November 1, 1998:
        Quarter Ended February 1, 1998          $25.75     $18.00
        Quarter Ended May 3, 1998                37.88      23.00
        Quarter Ended August 2, 1998             37.13      16.38
        Quarter Ended November 1, 1998           22.94       9.50

     On December 31, 1999, the closing sale price for the Common Stock as reported by NASDAQ was $28.63. Based on information available to the Company, the Company believes it has approximately 8,000 beneficial shareholders.

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


                                                                       Years Ended
                                       ---------------------------------------------------------------------------
                                       October 31,     November 1,     November 2,     October 31,     October 31,
                                       1999            1998            1997            1996            1995
                                       -----------     -----------     -----------     -----------     -----------

                                                        (in thousands, except per share amounts)
OPERATING DATA:

 Net sales                               $223,702        $222,572        $197,451        $160,071        $125,299

 Costs and expenses:
  Cost of sales                           156,278         141,628         121,502          98,267          76,683
  Selling, general and
   administrative                          31,063          28,793          24,940          21,079          17,127
  Research and development                 15,536          12,893          10,605           8,460           7,899
  Non-recurring restructuring charge            -           3,800              -               -                -
                                          -------         -------         -------         -------         -------
  Operating income                         20,825          35,458          40,404          32,265          23,590

 Other income and expense:
  Interest income                           1,149           2,721           2,424           1,601           1,627
  Interest expense                         (6,445)         (6,143)         (2,466)           (160)           (141)
  Other income, net                         1,439           1,046           1,074             197           4,766
                                          -------         -------         -------         -------         -------


 Income before income taxes                16,968          33,082          41,436          33,903          29,842

 Provision for income taxes                 6,300          12,600          15,800          12,900          11,210
                                          -------         -------         -------         -------         -------

   Net income                             $10,668         $20,482         $25,636         $21,003         $18,632
                                          =======         =======         =======         =======         =======

 Earnings per share:

   Basic                                    $0.45           $0.84           $1.07           $0.89           $0.87
                                            =====           =====           =====           =====           =====
   Diluted                                  $0.45           $0.84           $1.03           $0.87           $0.83
                                            =====           =====           =====           =====           =====

 Weighted average number of
  common shares outstanding:

   Basic                                   23,958          24,350          23,910          23,496          21,504
                                           ======          ======          ======          ======          ======

   Diluted                                 23,958          28,958          26,628          24,202          22,414
                                           ======          ======          ======          ======          ======

                                                                       Years Ended
                                      ---------------------------------------------------------------------------
                                      October 31,     November 1,     November 2,     October 31,     October 31,
                                      1999            1998            1997            1996            1995
                                      -----------     -----------     -----------     -----------     -----------
                                                       (in thousands, except per share amounts)
BALANCE SHEET DATA:

Working capital                          $ 29,191        $ 36,871        $ 81,398        $ 21,613        $ 49,653
Property, plant and equipment             282,157         249,389         203,813         123,666          72,063
Total assets                              410,356         371,549         365,212         211,903         174,218
Long-term debt                            116,703         104,261         106,194           1,987           1,809
Shareholders' equity                      207,700         200,430         185,975         156,417         134,045
Cash dividends declared per share               -               -               -               -               -

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the
Years Ended October 31, 1999, November 1, 1998 and November 2, 1997


OVERVIEW

     A significant portion of the changes in Photronics, Inc. ("Photronics") results of operations over the course of the three years ended October 31, 1999 are attributable to expansion of the Company's international operations in Europe and Asia. In fiscal 1996, Photronics established its first operations outside of the United States by acquiring operations in the U.K., and in Switzerland, opening a new manufacturing facility in Singapore and acquiring a minority interest in an independent photomask manufacturer in Korea. In addition, during fiscal 1997 the company acquired an independent photomask manufacturer in Germany. These facilities, together with the Company's U.S. facilities, comprise a global manufacturing network supporting semiconductor fabricators in the Asian, European and North American markets. As a result of the Company's globalization, revenues from foreign operations have grown to approximately 22% in 1999 compared to 20% in 1998 and 19% in 1997. Management believes that this trend will continue. Substantially all of the Company's consolidated Asian sales have been denominated in U.S. Dollars resulting in minimal foreign currency exchange risk on transactions in that region.

    In addition to its international expansion, on December 31, 1997, the Company acquired the internal photomask manufacturing operations of Motorola, Inc. in Mesa, Arizona, and in February 1998, commenced operations in its newly constructed Austin, Texas facility. The Company's growth has also been affected by the rapid technological changes taking place in the semiconductor industry resulting in a greater mix of high-end photomask requirements for more complex integrated circuit designs.

     A cyclical slow-down experienced by the semiconductor industry began impacting the release of new integrated circuit designs to photomask manufacturers in the middle of fiscal 1998. As a result, the Company experienced weakness in photomask demand and accentuated competitive pressures, especially for more mature technologies, during the second half of fiscal 1998. During fiscal 1999, the Company continued to see a weakness in selling prices for more mature technologies, but began experiencing an increase in unit volumes and a better mix of orders for high-end technology products. The Company cannot predict the duration of such cyclical industry conditions or their impact on its future operating results.

     Both revenues and costs have been affected by the increased demand for higher technology photomasks which require more advanced manufacturing capabilities but generally command higher average selling prices. To meet the technological demands of its customers and position the Company for future growth, the Company continues to make substantial investments in high-end manufacturing capability both at existing and new facilities.
The Company's capital expenditures for new facilities and equipment to support its customers requirements for high technology products exceeded $235 million for the three years ended October 31, 1999, resulting in significant increases in operating expenses. Based on the anticipated technological changes in the industry, the Company expects those trends to continue.

RESULTS OF OPERATIONS

Net Sales:

    Net sales for the fiscal year ended October 31, 1999 increased 1% to $223.7 million, compared to $222.6 million in 1998. The increase was due to an increase in sales from Photronics' foreign operations, partially offset by a decrease in sales domestically. The domestic decrease was primarily attributable to a decrease in average selling prices on mature technologies, offset by higher unit volumes and a better mix of high-end products.

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


Cost of Sales:

     Cost of sales for the year ended October 31, 1999 increased 10.3% to $156.3 million compared with $141.6 million in fiscal 1998. Gross margins decreased to 30.1% of sales compared to 36.4% in 1998 principally because of higher depreciation and other fixed costs incurred in anticipation of the industry's rapid move to higher-end technologies. Depreciation and amortization increased 21.0% in 1999 to $35.7 million from $29.5 million in 1998. In addition, the Company experienced higher equipment maintenance, materials and labor costs in fiscal 1999.

     Cost of sales for the year ended November 1, 1998 increased 16.6% to $141.6 million compared with $121.5 million in fiscal 1997. Gross margins decreased to 36.4% of sales compared to 38.5% in 1997 because of the lower sales in the second half of 1998 and higher fixed costs resulting from the strategic investments in new facilities and capital equipment. Depreciation and amortization increased 58% in 1998 to $29.5 million from $18.6 million in 1997. In addition, the Company experienced lower margins in the formerly captive Mesa, Arizona operation that was acquired earlier in the year.

Selling, General and Administrative Expenses:

     Selling, general and administrative expenses increased 7.9% during 1999 to $31.1 million or 13.9% of sales, from $28.8 million, or 12.9% of sales in 1998. The increase was primarily due to growth related expenses including information systems and communications costs which were expended to ensure an infrastructure commensurate with Photronics' expansion.
Other growth related costs, including compensation and travel, also increased in 1999.

     Selling, general and administrative expenses increased 15.4% during 1998 to $28.8 million or 12.9% of sales, from $24.9 million or 12.6% of sales in 1997 due to higher staffing costs associated with the Company's growth, including the expansion into Austin, Texas and Mesa, Arizona, as well as the full year impact of additions made in 1997, especially in Europe and Asia. Such increases were partially offset by lower incentive compensation expenses in fiscal 1998, and reduction in discretionary spending, especially in the second half of the year in response to the semiconductor industry slow-down.


Research and Development:

     Research and development expenses for the year ended October 31, 1999 increased by 20.5% to $15.5 million, or 6.9% of sales,from $12.9 million or 5.8% of sales in 1998. The increase reflects continued work on advanced photomasks utilizing optical enhancement features, as well as expenses incurred in connection with our Next Generation Lithography Mask Center of Competency, a joint effort with IBM which was established in July 1999.

     Research and development expense for 1998 increased by 21.6% to $12.9 million, or 5.8% of sales from $10.6 million in 1997, or 5.4% of sales in 1997. The increase is the result of the continued work on advanced photomask engineering projects including phase shift, optical proximity correction and deep ultra-violet applications.


Non-Recurring Restructuring Charge:

     The Company recorded a non-recurring restructuring charge of $3.8 million in the second quarter of fiscal 1998 in connection with the optimization of its North American operations. The Company reorganized its two California operations, dedicating its Milpitas facility to the production of high-end technology photomasks and its Sunnyvale facility to the production of mature technology photomasks. In addition, it consolidated its Colorado Springs, Colorado photomask manufacturing operations into its other North American manufacturing facilities. The Company determined that its Large Area Mask (LAM) Division, which was also located in Colorado Springs, did not represent a long-term strategic fit with its core photomask business, and, accordingly, announced plans to sell the LAM Division. The major component of the non-recurring charge related to a reduction in the value of equipment. After tax, the charge amounted to $2.4 million, or $.08 per share on a diluted basis. The LAM division was sold in 1999 without any additional effect on results of operations.


Other Income and Expense:

     Net other expenses increased $1.5 million to a net expense of $3.9 million in 1999 as a result of higher interest expense, due primarily to utilization of the Company's unsecured revolving line of credit, as well as lower investment income due to a decrease in short-term investment balances throughout the year.

     Interest income in 1998 increased as a result of higher average short-term investment balances. Interest expense increased to $6.1 million in 1998 from $2.5 million in 1997, primarily due to the effect of a full year of interest expense on the convertible notes in 1998 compared to only five months of interest expense on the convertible notes, which were issued in fiscal 1997.

     Foreign currency transaction gains or losses were not significant in fiscal 1999, 1998 or 1997.


Income Taxes:

     The Company provided federal, state and foreign income taxes at a combined effective annual tax rate of 37.1% in 1999 as compared to 38.1% in 1998 and 1997. The lower rate in 1999 was primarily due to higher available research and development expense credits.


Net Income:

     Net income for the year ended October 31, 1999 decreased 47.9% to $10.7 million, or $0.45 per diluted share, compared to $20.5 million, or $0.84 per diluted share in the prior year. Net income for the year ended November 1, 1998 decreased 20.1% to $20.5 million, or $0.84 per diluted share, compared with $25.6 million or $1.03 per diluted share in the prior year.

     Fiscal 1998 included a non-recurring after tax charge of $2.4 million, $0.08 per diluted share. All share and earnings per share amounts reflect a two-for-one stock split effected in November 1997 (see
Note 5 of Notes to the Consolidated Financial Statements).


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments decreased $15.1 million during fiscal 1999 to $16.3 million. The decrease is attributable to capital expenditures for facilities and equipment of $72.4 million. In addition, $6.9 million of cash was utilized to repurchase 500,000 shares of the Company's common stock. The decrease was partially offset by positive cash flows generated by operations of more than $55.0 million and borrowings of $12.8 million.

     Accounts receivable increased 31.0% to $41.3 million because of stronger sales in the fourth quarter of 1999 compared to the fourth quarter of 1998.

     Other current assets increased to $9.3 million in 1999 from $4.5 million in 1998, primarily due to refundable income taxes.

     Property, plant and equipment increased to $282.2 million at October 31, 1999 from $249.4 million at November 1, 1998. Deposits on and purchases of equipment aggregated $72.4 million during the year ended November 1, 1999. These increases were reduced by depreciation expense totalling $37.9 million in fiscal 1999. The increase in intangible assets to $28.4 million at October 31, 1999 from $24.4 million at November 2, 1998, was primarily due to the costs incurred to develop our manufacturing and financial software systems.

     Investments and other non-current assets increased to $13.6 million at October 31, 1999 from $10.3 million at November 1, 1998 due to the increase in the market value of investments available for sale.

     Accounts payable and other accrued liabilities increased at October 31, 1999 to $51.6 million compared to $41.6 million at November 1, 1998 primarily due to the timing of payments related to capital equipment. Accrued salaries and wages decreased to $2.5 million as of October 31, 1999 from $4.2 million as of November 1, 1998, largely as a result of lower incentive compensation accruals in 1999.

     Total amounts due on borrowings of $117.0 million at October 31, 1999 increased from $106.3 million as of November 1, 1998 principally due to the borrowings in 1999 of $12.8 million under the Company's revolving credit facility.

     Deferred income taxes and other liabilities increased to $28.9 million at October 31, 1999 compared to $16.4 million at November 1, 1998, largely due to increases in deferred income taxes resulting from the differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

     The Company's commitments represent on-going investments in additional manufacturing capacity, as well as advanced equipment for research and development of the next generation of higher technology and more complex photomasks. At November 1, 1999, the Company had commitments outstanding for capital expenditures of approximately $20 million. Additional commitments are expected to be incurred during 2000. The Company maintains an unsecured, $125 million committed revolving credit facility available at any time through the end of fiscal year 2003. The Company believes that its currently available resources, together with its capacity for substantial growth and its accessibility to other debt and equity financing sources, are sufficient to satisfy its cash requirements for the foreseeable future.


YEAR 2000

     As of the date of this filing, the Company has not experienced any Year 2000 problems that have affected its operations, the realization of financial assets, or the Company's results of operations. The Company will continue to monitor its operations for non-compliant components. The Company is also monitoring its open transactions with customers and vendors to ensure that there are no undetected problems that could have a future impact.

     As of the date of this filing, the Company believes there are no remaining significant risks or exposure as a result of the Year 2000 issue.

EFFECT OF NEW ACCOUNTING STANDARDS

     In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." In September 1999, the AICPA issued Statement of Position 99-3, "Accounting and Reporting of Certain Defined Contribution Plan Investments and Other Disclosure Matters." Each of these statements establish new standards for financial statement reporting and disclosure of certain information effective for the Company in future fiscal years. The Company does not expect these new standards to have a material impact on its financial position, results of operations or cash flows.


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


Item 7A

Quantitative and Qualitative Disclosures about Market Risk

     The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.


Foreign Currency Exchange Rate Risk

     The Company conducts business in several major international currencies through its worldwide operations, and as a result is subject to foreign exchange exposures due to changes in exchange rates of the various currencies. Changes in exchange rates can positively or negatively effect the Company's sales, gross margins and retained earnings. The Company attempts to minimize currency exposure risk by producing its products in the same country or region in which the products are sold and thereby generating revenues and incurring expenses in the same currency and by managing its working capital; although there can be no assurance that this approach will be successful, especially in the event of a significant and sudden decline in the value of any of the international currencies of the Company's worldwide operations. At October 31, 1999 the Company had no outstanding foreign exchange contracts. The Company does not engage in purchasing forward exchange contracts for speculative purposes.


Interest Rate Risk

     The majority of the Company's borrowings are in the form of its convertible subordinated notes which bear interest at the fixed rate of 6%. Accordingly, the Company does not expect changes in interest rates to have a material effect on income or cash flows in 2000, although there can be no assurances that interest rates will not significantly change.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA








              INDEX TO CONSOLIDATED FINANCIAL STATEMENT


                                                           Page


Independent Auditors'
    Report...................................................19


Consolidated Balance Sheet
    at October 31, 1999 and November 1, 1998............20 - 21


Consolidated Statement of Earnings for
    the years ended October 31, 1999,
    November 1, 1998 and November 2, 1997....................22


Consolidated Statement of Shareholders'
    Equity for the years ended
    October 31, 1999, November 1, 1998
    and November 2, 1997.....................................23


Consolidated Statement of Cash Flows
    for the years ended October 31, 1999,
    November 1, 1998 and November 2, 1997....................24


Notes to Consolidated
    Financial Statements................................25 - 37

                      Independent Auditors' Report


Board of Directors and Shareholders
Photronics, Inc.
Jupiter, Florida


     We have audited the accompanying consolidated balance sheets of Photronics, Inc. and its subsidiaries as of October 31, 1999 and November 1, 1998, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Photronics, Inc. and its subsidiaries as of October 31, 1999 and November 1, 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Hartford, Connecticut
December 6, 1999
(except as to Footnote 15,
 as to which the date
 is January 10, 2000)







                   PHOTRONICS, INC. AND SUBSIDIARIES

                      Consolidated Balance Sheet

                 October 31, 1999 and November 1, 1998

                        (dollars in thousands)




Assets                                          1999            1998
------                                        --------        --------

Current assets:
  Cash and cash equivalents                   $ 16,269        $ 23,841
  Short-term investments                             -           7,532
  Accounts receivable (less allowance
    for doubtful accounts of $235 in
    1999 and 1998)                              41,293          31,515
  Inventories                                   13,888          14,057
  Deferred income taxes                          5,458           5,923
  Other current assets                           9,299           4,507
                                              --------        --------
   Total current assets                         86,207          87,375

Property, plant and equipment                  282,157         249,389
Intangible assets (less accumulated
    amortization of $8,062 in 1999
    and $6,009 in 1998)                         28,357          24,450
Investments                                      8,594           6,705
Other assets                                     5,041           3,630
                                              --------        --------
                                              $410,356        $371,549
                                              ========        ========













See accompanying notes to consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES

                       Consolidated Balance Sheet

                  October 31, 1999 and November 1, 1998

             (dollars in thousands, except per share amounts)


Liabilities and Shareholders' Equity         1999              1998
------------------------------------       --------          --------
Current liabilities:
  Current portion of long-term debt        $    261          $  2,076
  Accounts payable                           45,608            31,431
  Accrued salaries and wages                  2,490             4,170
  Accrued interest payable                    2,636             2,674
  Other accrued liabilities                   6,021            10,153
                                            -------           -------
     Total current liabilities               57,016            50,504

Long-term debt                              116,703           104,261
Deferred income taxes                        19,942            11,222
Other liabilities                             8,995             5,132
                                            -------           -------
     Total liabilities                      202,656           171,119
                                            -------           -------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value,
   2,000,000 shares authorized,
   none issued and outstanding                    -                -

  Common stock, $.01 par value,
   75,000,000 shares authorized,
   23,948,807 shares issued
    and outstanding in 1999;
   24,164,106 shares issued
    and outstanding in 1998                     239              242
  Additional paid-in capital                 80,242           82,377
  Retained earnings                         130,759          120,091
  Accumulated other comprehensive loss       (3,489)          (2,141)
  Deferred compensation on
    restricted stock                            (51)            (139)
                                           --------         --------
     Total shareholders' equity             207,700          200,430
                                           --------         --------
                                           $410,356         $371,549
                                           ========         ========

See accompanying notes to consolidated financial statements.

                  PHOTRONICS, INC. AND SUBSIDIARIES

                  Consolidated Statement of Earnings
                                           Years Ended
                            -------------------------------------------
                            October 31,     November 1,     November 2,
                               1999            1998            1997
                            -----------     -----------     -----------
                             (in thousands, except per share amounts)
Net sales                    $223,702        $222,572        $197,451

Costs and expenses:

  Cost of sales               156,278         141,628         121,502

  Selling, general
   and administrative          31,063          28,793          24,940

  Research and development     15,536          12,893          10,605

  Non-recurring
   restructuring charge             -           3,800               -
                             --------        --------        --------
    Operating income           20,825          35,458          40,404


Other income and expense:

  Interest income               1,149           2,721           2,424

  Interest expense             (6,445)         (6,143)         (2,466)

  Other income, net             1,439           1,046           1,074
                             --------        --------        --------

Income before income taxes     16,968          33,082          41,436

Provision for income taxes      6,300          12,600          15,800
                             --------        --------        --------
     Net income              $ 10,668        $ 20,482        $ 25,636
                             ========        ========        ========
Earnings per share:

     Basic                      $0.45           $0.84           $1.07
                                =====           =====           =====
     Diluted                    $0.45           $0.84           $1.03
                                =====           =====           =====
Weighted average number of
 common shares outstanding:

    Basic                      23,958          24,350          23,910
                               ======          ======          ======
    Diluted                    23,958          28,958          26,628
                               ======          ======          ======

See accompanying notes to consolidated financial statements.

                                               PHOTRONICS, INC. AND SUBSIDIARIES
                                          Consolidated Statement of Shareholders' Equity
                      Years Ended October 31, 1999, November 1, 1998 and November 2, 1997 (in thousands)
                                                                              Accumulated Other Comprehensive Income
                                                                         (Loss)
                                                              --------------------------            Deferred
                                                              Unreal-                               Compen-
                                                              ized     Foreign                      sation     Total
                            Common Stock    Add'l             Invest-  Currency                     on Re-     Share
                           --------------  Paid-In  Retained  ment     Trans-             Treasury  stricted   holders'
                           Shares  Amount  Capital  Earnings  Gains    lation    Total      Stock   Stock      Equity
                           ------  ------  -------  --------  ------   -------   ------   --------  --------   --------
Balance at
 November 1, 1996          11,973   $120   $77,833   $73,973  $4,678   $    58   $4,736    $ (245)         -   $156,417

Comprehensive Income:
  Net income                    -      -         -    25,636       -         -        -         -          -     25,636

  Change in unrealized
   gains on investments         -      -         -         -  (1,427)        -   (1,427)        -          -     (1,427)

  Foreign currency
   translation adjustment       -      -         -         -       -    (2,066)  (2,066)        -          -     (2,066)
                                                      ------   ------   ------   ------                          ------
Total comprehensive income                            25,636   (1,427)  (2,066)  (3,493)                         22,143

Issuance of common stock
  related to acquisition       50      -     1,337         -       -         -        -         -          -      1,337

Sale of common stock
 through employee stock
 option and purchase plans    258      3     6,060         -       -         -        -         -          -      6,063

Restricted stock awards, net    6      -       264         -       -         -        -         -      $(249)        15

Retirement of treasury
 stock                       (136)    (1)     (244)        -       -         -        -       245          -          -

Two-for-one stock split    12,150    121      (121)        -       -         -        -         -          -          -
                           ------    ---    ------    ------   -----    ------    -----       ---       ----    -------
Balance at
 November 2, 1997          24,301    243    85,129    99,609   3,251    (2,008)   1,243         -       (249)   185,975

Comprehensive Income:
  Net Income                    -      -         -    20,482       -         -        -         -          -     20,482

  Change in unrealized
   gains on investments         -      -         -         -  (2,084)        -   (2,084)        -          -     (2,084)

  Foreign currency
   translation adjustment       -      -         -         -       -    (1,300)  (1,300)        -          -     (1,300)
                                                      ------   -----    ------   ------                          ------
Total comprehensive income                            20,482  (2,084)   (1,300)  (3,384)                         17,098

Sale of common stock
 through employee stock
 option and purchase plans    363      4     3,993         -       -         -        -         -          -      3,997

Amortization of re-
 stricted stock to
 compensation expense           -      -         -         -       -         -        -         -        110        110

Common stock repurchases     (500)    (5)   (6,745)        -       -         -        -         -          -     (6,750)
                           ------    ---    ------   -------   -----    ------   ------                 ----    -------
Balance at
 November 1, 1998          24,164    242    82,377   120,091   1,167    (3,308)  (2,141)        -       (139)   200,430

Comprehensive Income:
  Net income                    -      -         -    10,668       -         -        -         -          -     10,668

  Change in unrealized
   gains on investments         -      -         -         -   1,357         -    1,357         -          -      1,357

  Foreign currency
   translation adjustment       -      -         -         -       -    (2,705)  (2,705)        -          -     (2,705)
                                                      ------   -----    ------   ------                           -----
Total comprehensive income                            10,668   1,357    (2,705)  (1,348)                          9,320

Sale of common stock
 through employee stock
 option and purchase plans    285      2     4,760         -       -         -        -         -          -      4,762

Amortization of re-
 stricted stock to
 compensation expense           -      -         -         -       -         -        -         -         88         88

Common stock repurchases     (500)    (5)   (6,895)        -       -         -        -         -          -     (6,900)
                           ------   ----   -------  --------  ------   -------  -------     -----   --------   --------
Balance at
 October 31, 1999          23,949   $239   $80,242  $130,759  $2,524   $(6,013) $(3,489)    $   -   $    (51)  $207,700
                           ======   ====   =======  ========  ======   =======  =======     =====   ========   ========

See accompanying notes to consolidated financial statements.


                    PHOTRONICS, INC. AND SUBSIDIARIES

                  Consolidated Statement of Cash Flows




                                                                           Years Ended
                                                         -------------------------------------------------
                                                         October 31,        November 1,        November 2,
                                                            1999               1998               1997
                                                         -----------      --------------       -----------
                                                                          (in thousands)

Cash flows from operating activities:
Net income                                                $10,668            $20,482             $25,636
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization of
   property, plant and equipment                           37,948             31,461              19,817
  Amortization of intangible assets                         2,783              2,529               1,322
  Gain on sale of investments                              (1,479)              (838)             (1,562)
  Deferred income taxes                                     7,175                264                 989
  Non-recurring restructuring charges                           -              3,800                   -
  Other                                                        97                224                  98
  Changes in assets and liabilities,
   net of effects of acquisitions:
    Accounts receivable                                   (10,003)             2,954              (9,405)
    Inventories                                               120             (2,374)             (3,157)
    Other current assets                                   (4,437)            (3,318)               (870)
    Accounts payable and accrued liabilities               12,463            (10,115)             13,677
                                                           ------             ------              ------
Net cash provided by operating activities                  55,335             45,069              46,545
                                                           ------             ------              ------

Cash flows from investing activities:
  Acquisitions of and investments in
   photomask operations                                         -            (32,455)             (1,065)
  Deposits on and purchases of property,
   plant and equipment                                    (72,373)           (66,448)            (96,319)
  Net change in short-term investments                      7,532             20,657             (20,271)
  Proceeds from sale of investments                         1,578                932               1,939
  Other                                                    (7,817)             2,218               2,151
                                                          -------            -------            --------
Net cash used in investing activities                     (71,080)           (75,096)           (113,565)
                                                          -------            -------            --------

Cash flows from financing activities:
  Issuance of subordinated convertible notes,
   net of deferred issuance costs                               -                  -              99,697
 Borrowings under revolving credit facility                12,750                  -                   -
 Repayment of long-term debt                               (2,068)              (266)               (151)
 Proceeds from issuance of common stock                     4,762              3,997               6,063
 Purchase and retirement of common stock                   (6,900)            (6,750)                  -
 Other                                                       (351)                 -                   -
                                                            -----             ------             -------
Net cash provided (used) by financing activities            8,193             (3,019)            105,609
                                                            -----             ------             -------
Effect of exchange rate changes on cash                       (20)              (958)                490
                                                          -------            -------             -------

Net increase (decrease) in cash and cash equivalents       (7,572)           (34,004)             39,079

Cash and cash equivalents at beginning of year             23,841             57,845              18,766
                                                          -------            -------             -------
Cash and cash equivalents at end of year                  $16,269            $23,841             $57,845
                                                          =======            =======             =======










See accompanying notes to consolidated financial statements.

                  PHOTRONICS, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements

      Years ended October 31, 1999, November 1, 1998 and November 2, 1997

           (dollars in thousands, except per share amounts)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The accompanying consolidated financial statements include the accounts of Photronics, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Foreign Currency Translation

     The Company's subsidiaries in Europe and Singapore maintain their accounts in their respective local currencies. Assets and liabilities of such subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expenses are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments are accumulated and reported as other comprehensive income (loss) as a separate component of shareholders' equity. The effects of changes in exchange rates on foreign currency transactions are included in income.


Cash and Cash Equivalents

     Cash and cash equivalents include cash and highly liquid investments
purchased with an original maturity of three months or less.   The
carrying values approximate fair value based on the short maturity of the instruments.


Investments

     The Company's debt and equity investments available for sale are carried at fair value. Short-term investments include a diversified portfolio of high quality marketable securities are liquidated as needed to meet the Company's current cash requirements. All other investments are classified as available for sale non-current assets. Unrealized gains and losses, net of tax, are reported as other comprehensive income
(loss) as a separate component of shareholders' equity. Gains and losses are included in income when realized, determined based on the disposition of specifically identified investments.


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

     Goodwill and other intangibles are amortized on a straight-line basis over periods estimated to be benefited, generally 5 to 20 years. The future economic benefit of the carrying value of all long-lived assets is reviewed periodically and any diminution in useful life or impairment in value based on future anticipated cash flows would be recorded in the period so determined.


Income Taxes

     The provision for income taxes is computed on the basis of consolidated financial statement income. Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.


Net Income Per Common Share

     Net income per common share is computed in accordance with the provision of Statement of Financial Accounting Standards No. 128
"Earnings Per Share" ("SFAS 128").

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

NOTE 2 - INVESTMENTS

Short-term investments consist of:
                                  November 1,
                                     1998
                                  -----------
Government agency securities        $ 2,268
Corporate bonds                       3,010
Certificates of deposit               2,254
                                    -------
                                    $ 7,532
                                    =======

     There were no short-term investments as of October 31, 1999.

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

                                  October 31,          November 1,
                                     1999                 1998
                                  -----------          -----------
Fair value                          $ 8,594              $ 6,705
Cost                                  4,523                4,700
                                    -------              -------
                                      4,071                2,005
Less deferred income taxes            1,547                  838
                                    -------              -------
Net unrealized gains                $ 2,524              $ 1,167
                                    =======              =======


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                  October 31,          November 1,
                                     1999                 1998
                                  -----------          -----------
Land                               $  3,937             $  3,772
Buildings and improvements           38,800               33,943
Machinery and equipment             355,647              301,611
Leasehold improvements                7,818                7,378
Furniture, fixtures
 and office equipment                15,697                6,642
                                   --------             --------
                                    421,899              353,346
Less accumulated depreciation
 and amortization                   139,742              103,957
                                   --------             --------
Property, plant and equipment      $282,157             $249,389
                                   ========             ========

NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following:

                                         October 31,   November 1,
                                            1999          1998
                                         -----------   -----------

Revolving credit facility,                 $ 12,750             -
 effective interest rate of 6.21%

6% Convertible Subordinated Notes
  due June 1, 2004                          103,500      $103,500

Acquisition indebtedness payable
  December 1, 1998, net of interest of
  $9 in 1998, imputed at 7.45%                    -         1,791

Installment note payable by foreign
  subsidiary with interest at 4.75%
  through June, 2001                            376           665

Industrial development mortgage note,
  secured by building, with interest at
  6.58%, payable through November 2005          338           381
                                           --------      --------
                                            116,964       106,337
Less current portion                            261         2,076
                                           --------      --------
Long-term debt                             $116,703      $104,261
                                           ========      ========

      Long-term debt matures as follows: 2001 - $211; 2002 -$53; 2003 - $58; 2004 - $116,311; years after 2004 - $70. The fair value of long-term debt not yet substantively extinguished is estimated based on the current rates offered to the Company and is not significantly different from carrying value, except that the fair value of the convertible subordinated notes, based upon the most recently reported trade as of October 31, 1999, amounted to $101.4 million.

     The Company has an unsecured revolving credit facility to provide for borrowings of up to $125.0 million at any time through November, 2003. The Company is charged a commitment fee on the average unused amount of the available credit and is subject to compliance with and maintenance of certain financial covenants and ratios. The Company had $12.8 million of outstanding borrowings under its revolving credit facility at October 31, 1999.

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

     Cash paid for interest amounted to $6,606, $6,311 and $164 in 1999, 1998 and 1997 respectively.

NOTE 5 - EARNINGS PER SHARE

     Earnings per share amounts are calculated in accordance with the provisions of SFAS No. 128. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted.

     A reconciliation of basic and diluted EPS follows (in thousands, except per share amounts):

                                                    Average      Earnings
                                          Net        Shares        Per
                                        Income     Outstanding    Share
                                       --------    -----------   --------
1999:
      Basic                            $ 10,668      23,958       $ 0.45
      Effect of potential dilution                                ======
       from exercise of stock options
       and conversion of notes (a)            -           -
                                       --------      ------
      Diluted                          $ 10,668      23,958       $ 0.45
                                       ========      ======       ======

1998:
     Basic                             $ 20,482      24,350       $ 0.84
     Effect of potential dilution                                 ======
      from exercise of stock options
      and conversion of notes             3,809       4,608
                                       --------      ------
     Diluted                           $ 24,291      28,958       $ 0.84
                                       ========      ======       ======

1997:
     Basic                             $ 25,636      23,910       $ 1.07
     Effect of potential dilution                                 ======
      from exercise of stock options
      and conversion of notes             1,841       2,718
                                       --------      ------
     Diluted                           $ 27,477      26,628       $ 1.03
                                       ========      ======       ======


     (a) The effect of the exercise of stock options and the conversion of notes for 1999 is anti-dilutive.


     In September, 1997, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend, which was paid to shareholders of record on November 17, 1997. The stock split resulted in the issuance of 12.2 million additional shares of common stock. All applicable share and per share amounts reflect the stock split.

NOTE 6 - BUSINESS COMBINATIONS

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


NOTE 7 - INCOME TAXES

     The provision for income taxes consists of the following:

                                   1999         1998         1997
                                  -------      -------      -------
Current:   Federal                $(1,129)     $10,417      $11,993
           State                      228        1,610        2,617
           Foreign                     26          309          201
                                  -------      -------      -------
                                     (875)      12,336       14,811
                                  -------      -------      -------

Deferred:  Federal                  6,641          417          995
           State                      569         (192)          (6)
           Foreign                    (35)          39            -
                                  -------      -------      -------
                                    7,175          264          989
                                  -------      -------      -------
                                  $ 6,300      $12,600      $15,800
                                  =======      =======      =======

     The provision for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes as a result of the following:

                                    1999         1998         1997
                                  -------      -------      -------
U.S. Federal income tax at
  statutory rate                  $ 5,940      $11,579      $14,503
State income taxes, net of
  Federal benefit                     718          921        1,697
Tax benefits of tax
  exempt income                       (14)         (42)         (35)
Foreign tax rate differential         398         (853)        (681)
Other, net                           (742)         995          316
                                  -------      -------      -------
                                   $6,300      $12,600      $15,800
                                  =======      =======      =======

     The Company's net deferred tax liability consists of the following:


                                        October 31,     November 1,
                                           1999            1998
                                        -----------     -----------
Deferred income tax liabilities:
   Property, plant and equipment         $17,021          $8,840
   Investments                             1,547             838
   Other                                   1,374           1,544
                                         -------          ------
     Total deferred tax liability         19,942          11,222
                                         -------          ------
Deferred income tax assets:
   Reserves not currently deductible       1,691           3,712
   Other                                   3,767           2,211
                                         -------          ------
     Total deferred tax asset              5,458           5,923
                                         -------          ------
   Net deferred tax liability            $14,484          $5,299
                                         =======          ======

     Cash paid for income taxes amounted to $1.2 million, $15.0 million and $7.2 million in 1999, 1998 and 1997 respectively.

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

     The following table summarizes stock option activity under the plans:
                                   Stock Options    Exercise Prices
                                   -------------    ---------------
Balance at November 1, 1996          2,383,526      $  1.59-13.69
     Granted                           275,300        14.88-21.97
     Exercised                        (454,042)        1.59-13.69
     Cancelled                         (65,006)        3.75-16.38
                                     ---------
Balance at November 2, 1997          2,139,778         1.75-21.97
     Granted                           826,100        11.00-31.44
     Exercised                        (295,710)        1.75-16.38
     Cancelled                         (94,877)        6.71-31.44
                                     ---------
Balance at November 1, 1998          2,575,291         1.75-31.44
     Granted                           226,000        18.13-25.88
     Exercised                        (253,323)        3.08-21.97
     Cancelled                        (135,003)        3.75-31.44
                                     ---------
Balance at October 31, 1999          2,412,965        $1.75-31.44
                                     =========

     The following table summarizes information concerning currently outstanding and exercisable options:
                                           Range of Exercise Prices
                           ------------------------------------------------
                           $1.75-$10.00     $10.00-$20.00     $20.00-$31.44
                           ------------     -------------     -------------
Outstanding:
  Number of options           514,132         1,381,258          517,575
  Weighted average
    remaining years             3.5              7.5               8.5
  Weighted average
    exercise price             $4.82           $12.80            $23.21


Exercisable:
  Number of options           514,132          714,808           126,177
  Weighted average
    exercise price             $4.82           $12.51            $22.87

     At October 31, 1999, 488,203 shares were available for grant and 1,355,117 shares were exercisable at a weighted average exercise price of $10.56.

     The Company has not recognized compensation expense in connection with stock option grants under the plans. However, had compensation expense been determined based on the fair value of the options on the grant dates, the Company's pro forma net income and earnings per share for 1999 would have been reduced by approximately $1.7 million, or $0.07 per diluted share, for 1998 would have been reduced by approximately $1.9 million, or $0.07 per diluted share, and for 1997 would have been reduced by approximately $1.5 million, or $0.06 per diluted share. The weighted average fair value of options granted was $21.35 per share in 1999, $6.55 per share in 1998 and $7.39 per share in 1997. Fair value is estimated based on the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 67.1% in 1999, 54.4% in 1998 and 51.6% in 1997; and risk-free interest rates of 6.2% in 1999, 4.4% in 1998 and 6.4% in 1997.

     The Company maintains an Employee Stock Purchase Plan ("Purchase Plan"), under which 600,000 shares of common stock are reserved for issuance. The Purchase Plan enables eligible employees to subscribe, through payroll deductions, to purchase shares of the Company's common stock at a purchase price equal to 85% of the lower of the fair market value on the commencement date of the offering and the last day of the payroll payment period. At October 31, 1999, 346,254 shares had been issued and 71,413 shares were subject to outstanding subscriptions under the Purchase Plan.


NOTE 9 - EMPLOYEE BENEFIT PLANS

     The Company maintains a 401(k) Savings and Profit-Sharing Plan (the "Plan") which covers all domestic employees who have completed six months of service and are eighteen years of age or older. Under the terms of the Plan, an employee may contribute up to 15% of their compensation which will be matched by the Company at 50% of the employee's contributions which are not in excess of 4% of the employee's compensation. Employee and employer contributions vest fully upon contribution. Employer contributions amounted to $0.6 million in 1999, $0.3 million in 1998 and $0.5 million in 1997.

     The Company maintains a cafeteria plan to provide eligible domestic employees with the option to receive non-taxable medical, dental, disability and life insurance benefits. The cafeteria plan is offered to all active full-time domestic employees and their qualifying dependents. The Company's contribution amounted to $4.5 million in 1999, $3.3 million in 1998 and $3.0 million in 1997.

     The Company's foreign subsidiaries maintain benefit plans for their employees which vary by country. The obligations and cost of these plans are not significant to the Company.


NOTE 10 - LEASES

     The Company leases various real estate and equipment under non-cancelable operating leases. Rental expense under such leases amounted to $4.0 million in 1999, $4.4 million in 1998 and $4.5 million in 1997. Included in such amounts were $0.1 million in each year to affiliated entities, which are owned, in part, by a significant shareholder of the Company.

     Future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year amounted to $6.5 million at October 31, 1999, as follows:

           2000........$2,053                2003...........$485
           2001...........918                2004............462
           2002...........609                Thereafter....2,014

NOTE 11 - COMMITMENTS AND CONTINGENCIES

     The Company and a significant shareholder have jointly guaranteed a loan totaling approximately $0.3 million as of October 31, 1999, on certain real estate which is being leased by the Company. The Company is subject to certain financial covenants in connection with the guarantee.

     As of October 31, 1999, the Company had capital expenditure purchase commitments outstanding of approximately $20 million.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions, including collectability of accounts receivable, depreciable lives and recoverability of property, plant, equipment, intangible assets and certain accrued liabilities. Actual results may differ from such estimates.

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

NOTE 12 - SEGMENT INFORMATION

     The Company operates in a single industry segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors. In addition to its manufacturing facilities in the
United States, the Company has operations in the United Kingdom,
Switzerland, Germany and Singapore.   The Company's 1999, 1998 and 1997
net sales, operating profit  and identifiable assets by geographic area were as follows:
                             Net              Operating            Identifiable
                            Sales           Income (Loss)             Assets
                          --------          -------------          ------------
1999:
United States             $184,564             $22,465              $314,434
Europe                      26,488                 145                65,953
Asia                        12,650              (1,785)               29,969
                          --------             -------              --------
                          $223,702             $20,825              $410,356
                          ========             =======              ========

1998:
United States             $185,772             $32,443              $285,115
Europe                      20,008                (416)               51,326
Asia                        16,792               3,431                35,108
                          --------             -------              --------
                          $222,572             $35,458              $371,549
                          ========             =======              ========

1997:
United States             $174,043             $37,989              $288,970
Europe                      12,938                 180                46,586
Asia                        10,470               2,235                29,656
                          --------             -------              --------
                          $197,451             $40,404              $365,212
                          ========             =======              ========

     Approximately 5% of net domestic sales in 1999 were for delivery outside of the United States (4% in 1998 and 7% in 1997).

     The Company had two customers who represented approximately 11% of total net sales in 1999, and one customer who represented 16% in 1998 and 23% in 1997.


NOTE 13 - COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) NO. 130 "Reporting Comprehensive Income." The Statement, which the Company adopted in the first quarter of 1999, establishes standards for reporting comprehensive income and its components in financial statements. Where applicable, earlier periods have been restated to conform to the standards set forth in SFAS No. 130. The Company's comprehensive income as reported in the Condensed Consolidated Statement of Shareholders' Equity, consists of net earnings, and all changes in equity during a period except those resulting from investments by owners and distributions to owners, which are presented before tax. The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Accumulated other comprehensive income consists of unrealized gains and losses on certain investments in equity securities and foreign currency translation adjustments. The related tax effects allocated to each component of other comprehensive income (loss) were as follows for the three years ended October 31, 1999:

                                        Before-Tax       Tax (Expense)       Net-of-Tax
                                          Amount          or Benefit           Amount
                                        ---------        ------------        ---------
1999:
Foreign currency translation
adjustment                                $(2,705)                -           $(2,705)
                                          -------            ------           -------

Unrealized gains on investments:
 Unrealized holding gains arising
   during the period                        4,574            (1,738)            2,836

 Less: reclassification adjustment
  for gains realized in net income         (2,385)              906            (1,479)
                                          -------            ------           -------
Net unrealized gains                        2,189              (832)            1,357
                                          -------            ------           -------
Other comprehensive loss                     (516)            $(832)          $(1,348)
                                          =======            ======           =======

1998:
Foreign currency translation
 adjustment                               $(1,300)            $   -           $(1,300)
                                          -------             -----           -------

Unrealized losses on investments:
 Unrealized holding losses arising
   during the period                      $(2,010)            $ 764           $(1,246)

 Less: reclassification adjustment
  for gains realized in net income         (1,351)              513              (838)
                                          -------            ------           -------
Net unrealized losses                      (3,361)            1,277            (2,084)
                                          -------            ------           -------
Other comprehensive loss                  $(4,661)           $1,277           $(3,384)
                                          =======            ======           =======

                                        Before-Tax       Tax (Expense)       Net-of-Tax
                                          Amount          or Benefit           Amount
                                        ---------        ------------        ---------
1997:
Foreign currency translation
 adjustment                               $(2,066)                -           $(2,066)
                                          -------             -----           -------

Unrealized losses on investments:
 Unrealized holding gains arising
   during the period                          218               (83)              135

 Less: reclassification adjustment
  for gains realized in net income         (2,519)              957            (1,562)
                                          -------             -----           -------
Net unrealized losses                      (2,301)              874            (1,427)
                                          -------             -----           -------
Other comprehensive loss                  $(4,367)            $ 874           $(3,493)
                                          =======             =====           =======

NOTE 14 - NON-RECURRING RESTRUCTURING CHARGE

     In March, 1998, the Company initiated a plan to optimize its North American manufacturing network. It re-organized its two California operations, dedicating its Milpitas facility to the production of high-end technology photomasks and its Sunnyvale facility to the production of mature technology photomasks, and it consolidated its Colorado Springs, Colorado photomask manufacturing operations into its other North American manufacturing facilities. The Company determined that its Large Area Mask (LAM) Division, which was also located in Colorado Springs, did not represent a long-term strategic fit with its core photomask business, and accordingly, announced its intention to sell the LAM Division. The Company recorded a $3.8 million charge in the second quarter of 1998 for the restructuring, including $3.3 million of non-cash charges to reduce the carrying value of LAM Division property, plant and equipment to its net realizable value based upon the estimated proceeds from the sale of the LAM Division business taken as a whole. Such assets, consisting principally of specialized manufacturing tools and equipment, had a carrying value of $3.6 million (prior to the write-down), remained in use and continued to be depreciated pending the disposition of the LAM division. The LAM division was sold in January 1999 without any additional effect on results of operations.

NOTE 15 - ALIGN-RITE MERGER

     On September 15, 1999, the Company signed a definitive agreement to merge with Align-Rite International, Inc., an independent photomask manufacturer based in Burbank, California. The agreement, as amended on January 10, 2000, provides for the exchange of .85 shares of the Company's common stock for each share of Align-Rite's common stock. Approximately 4.2 million shares of the Company's common stock will be issued in connection with the transaction. The merger will be accounted for a pooling-of-interests and Align-Rite will become a wholly-owned subsidiary of the Company.

     The transaction is expected to be completed during the Company's second fiscal quarter of 2000, and is subject to approval of Align-Rite's shareholders, as well as various regulatory and closing conditions, including compliance with the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

NOTE 16 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth certain unaudited quarterly financial data:
                     First     Second      Third     Fourth       Year
                    -------    -------    -------    -------    --------
1999:
 Net sales          $47,815    $53,826    $59,034    $63,027    $223,702
 Gross profit        12,528     15,675     18,282     20,939      67,424
 Net income             617      2,068      3,240      4,743      10,668
 Earnings
  per share:
      Basic         $  0.03    $  0.09    $  0.14    $  0.20     $  0.45
      Diluted       $  0.03    $  0.09    $  0.14    $  0.20     $  0.45

1998:
 Net sales          $50,932    $61,307    $57,681    $52,652    $222,572
 Gross profit        19,666     23,747     21,092     16,439      80,944
 Net income           6,280      5,309      5,844      3,049      20,482
 Earnings
  per share:
      Basic         $  0.26    $  0.22    $  0.24    $  0.13     $  0.84
      Diluted       $  0.25    $  0.22    $  0.24    $  0.13     $  0.84



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements on any accounting and financial disclosure matters between the Company and its independent certified public accountants for which a Form 8-K was required to be filed during the 24 months ended October 31, 1999 or for the period from October 31, 1999 to the date hereof.



                               PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information as to Directors required by Item 401 and 405 of Regulation S-K is set forth in the Company's definitive proxy statement (the "Definitive Proxy Statement") which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K under the caption "ELECTION OF DIRECTORS" and is incorporated herein by reference. The information as to Executive Officers is included in Part I, Item 1a of this report under the caption "Executive Officers."


ITEM 11.   EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K is set forth in the Definitive Proxy Statement under the captions "EXECUTIVE COMPENSATION" and "DIRECTORS' COMPENSATION" and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT

     The information required by Item 403 of Regulation S-K is set forth in the Definitive Proxy Statement under the caption "OWNERSHIP OF COMMON STOCK BY DIRECTORS, NOMINEES, OFFICERS AND CERTAIN BENEFICIAL OWNERS" and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 404 of Regulation S-K is set forth in the Definitive Proxy Statement under the caption "CERTAIN TRANSACTIONS" and is incorporated herein by reference.

                                  PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K

(A)  The following documents are filed as part of this report:

     1)   Financial Statements

          Independent Auditors' Report

          Consolidated Balance Sheet at October 31, 1999 and November 1,
          1998

          Consolidated Statement of Earnings for the years ended October 31, 1999, November 1, 1998 and November 2, 1997

          Consolidated Statement of Shareholders' Equity for the
          years ended October 31, 1999, November 1, 1998 and November 2,
          1997

          Consolidated Statement of Cash Flows for the years ended October 31, 1999, November 1, 1998 and
          November 2, 1997

          Notes to Consolidated Financial Statements

     2)   Financial Statement Schedules

          Schedules for which provision is made in Regulation
          S-X of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     3)   Exhibits:  See Exhibits Index.

(B)  Reports on Form 8-K

     A report on Form 8-K was filed by the Company on September 24, 1999. The Form 8-K disclosed under Item 5 that the Company entered into an Agreement and Plan of Merger dated September 15, 1999 with Align-Rite International, Inc. and AL Acquisition Corp., a wholly owned subsidiary of the Company, pursuant to which the Company would acquire Align-Rite in a
Merger transaction.   No financial statements were filed with the Form 8-K.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      PHOTRONICS, INC.
        (Registrant)


By    JAMES R. NORTHUP                           January 20, 2000
      James R. Northup
      President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By    CONSTANTINE S. MACRICOSTAS                 January 20, 2000
      Constantine S. Macricostas
      Chairman of the Board
      and Director


By    MICHAEL J. YOMAZZO                         January 20, 2000
      Michael J. Yomazzo
      Vice Chairman and Director


By    JAMES R. NORTHUP                           January 20, 2000
      James R. Northup
      President


By    JEFFREY P. MOONAN                          January 20, 2000
      Jeffrey P. Moonan
      Executive Vice President


By    ROBERT J. BOLLO                            January 20, 2000
      Robert J. Bollo
      Vice President/Finance
      Chief Financial Officer


By    WALTER M. FIEDEROWICZ                      January 20, 2000
      Walter M. Fiederowicz
      Director


By    JOSEPH A. FIORITA, JR.                     January 20, 2000
      Joseph A. Fiorita, Jr.
      Director

                              EXHIBITS INDEX

Exhibit
Number     Description

2.1 Agreement and Plan of Merger dated as of September 15, 1999 among Photronics, Inc., AL Acquisition Corp. and Align-Rite International, Inc. was filed as Exhibit 2.1. to the Form 8-K dated September 24, 1999 filed by Photronics, Inc. and is incorporated herein by reference.

2.2        Amendment No. 1 to Agreement and Plan of Merger dated January
           10, 2000 among Photronics, Inc., AL Acquisition Corp. and Align-Rite International, Inc. was filed as Exhibit 2.1 to the Form 8-K dated January 14, 2000 filed by Photronics, Inc. and is incorporated herein by reference.

3.1        Certificate of Incorporation. (1)

3.2        By-Laws, as amended. (1)

3.3        Amendment to Certificate of Incorporation, dated March 16, 1990.
           (3)

3.4        Amendment to Certificate of Incorporation, dated March 16, 1995.
           (10)

3.5        Amendment to Certificate of Incorporation, dated November 13,
           1997.  (13)

4.1        Form of Stock Certificate. (1)

10.1       Voting Agreement dated as of September 15, 1999 among
           Photronics, Inc. and certain shareholders of Align-Rite International, Inc. was filed as Exhibit 10.1 to the Form 8-K dated September 24, 1999 filed by Photronics, Inc. and is incorporated herein by reference.

10.2 Reaffirmation of Voting Agreement dated January 10, 2000 among Photronics, Inc. and certain shareholders of Align-Rite International, Inc. was filed as Exhibit 10.1 to the Form 8-K dated January 14, 2000 filed by Photronics, Inc. and is incorporated herein by reference.

10.3 Loan Agreement, dated August 10, 1984, among the Company, Fairfield Associates, and the Connecticut Development Authority.
           (1)

10.4       Indenture of Trust, dated August 10, 1984, between the
           Connecticut Development Authority and Citytrust. (1)

10.5 Security Agreement, dated August 10, 1984, between the Company and the Connecticut Development Authority, with assignment to Citytrust, as Trustee. (1)

10.6 Lease Agreement, dated August 10, 1984, between the Company and Fairfield Associates. (1)

10.7 Guaranty Agreement, dated August 10, 1984, by the Company and Constantine Macricostas to Citytrust, as Trustee. (1)

10.8       Assumption Agreement between the Company, MC2 and the
           Connecticut Development Authority, dated October 15, 1992, and related Note, Mortgage and Collateral Assignment of Leases and amendments thereto. (6)

10.9 Assumption Agreement, Third Amendment to Loan Agreement and Amendment to Guaranty Photronic Labs Incorporated Project - 1984 Series, dated August 28, 1992, by and among Photronics California, Inc., Photronics Financial Services, Inc., Photronics Investment Services, Inc., Photronics Texas, Inc., the Company, Constantine Macricostas, the Connecticut Development Authority, The Chase Manhattan Bank of Connecticut, N.A. and Fairfield Associates. (6)

10.10      The Company's 1986 Non-Qualified Stock Option Plan, as amended.
           (2) +

10.11      The Company's 1988 Non-Qualified Stock Option Plan. (8) +

10.12      Amendment #1 to the Company's 1988 Non-Qualified Stock Option
           Plan. (3) +

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

10.17 Lease dated as of November 1, 1989 between the Company, MC3, Inc. and Alpha-Omega Associates. (8)

10.18 Consulting Agreement, dated June 1, 1992, between Joseph Fiorita and the Company. (6)

10.19      The Company's 1992 Stock Option Plan. (5) +

10.20      The Company's 1992 Employee Stock Purchase Plan. (5)

10.21      The Company's 1994 Employee Stock Option Plan. (7) +

10.22 Form of Agreement regarding Life Insurance between the Company and each of Messrs. Macricostas, Yomazzo, Northup and Moonan. (9)
           +

10.23 Credit Agreement between the Company and various lenders, dated November 19, 1998 was filed as Exhibit 10.21 to the Form 10-K of the Company for the fiscal year ended November 1, 1998 and is incorporated herein by reference.

10.24 First Amendment Agreement to Credit Agreement dated as of September 13, 1999 among the Company and various lenders. *

10.25      The Company's 1996 Stock Option Plan. (11) +

10.26 Letter Agreement between the Company and Michael J. Yomazzo, dated October 10, 1997. (13) +

10.27       Consulting Agreement between the Company and Michael J. Yomazzo, dated October 10, 1997. (13) +

10.28 Consulting Agreement between the Company and Constantine S. Macricostas, dated October 10, 1997. (13) +

10.29 Form of Indenture between The Chase Manhattan Bank, as Trustee, and the Company relating to the 6% Convertible Subordinated Notes due June 1, 2004. (12)

10.30      The Company's 1998 Stock Option Plan. (18) +

21         List of Subsidiaries. *

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