Form 10-K405/A
period 1999-10-31
PHOTRONICS INC
filed 2000-02-18
CIK 810136

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


                                             Name of each exchange on which
Title of each class                                    registered
 ______None______                       _________________________


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

                                               ________________________

                                          DOCUMENTS INCORPORATED BY REFERENCE
                                                 None

     Photronics, Inc. (the "Company") is filing this amendment to its Form 10-K filed for the fiscal year ended October 31, 1999 in order to: (i) provide certain additional disclosure in the third paragraph of Item 1, "Business-Fiscal 1999 Developments"; (ii) revise certain disclosure in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation ("MD&A); and (iii) provide the information required by Part III, rather than to incorporate the same by reference. The disclosure revisions to the MD&A relate to the first paragraph of "Results of Operations - Net Sales," and the last paragraph of "Liquidity of Capital Resources." As revised, each of Item 1, Item 7 and Part III are being filed in their entirety herewith, along with a consent of Deloitte & Touche LLP, the Company's independent auditors.

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

     In July 1999, the Company and International Business Machines, Inc. ("IBM") began a joint research and development venture related to "next generation lithography" technologies. These "post-optical" manufacturing technologies involve an exposure source other than light (such as an X-ray or electron beam source) for circuits having critical dimensions smaller than believed possible with currently utilized optical exposure methods. The purpose of the venture is to further develop and create a commercialization path for masks for use in wafer exposure systems proposed for introduction when current optically-based wafer exposure systems become incapable of producing smaller circuit patterns. The venture is being conducted at an advanced manufacturing facility at IBM's Burlington, Vermont location. The Company and IBM generally have joint ownership of copyrightable materials and inventions created in connection with the venture.

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

     Align-Rite manufactures photomasks using electron beam, laser beam and optical-based technologies at four facilities located in Burbank, California; Melbourne, Florida; Bridgend, Wales; and Heilbronn, Germany. Align-Rite is a public company whose shares trade on the NASDAQ Stock Market under the symbol "MASK."

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

RESULTS OF OPERATIONS

Net Sales

    Net sales for the fiscal year ended October 31, 1999 increased 1% to $223.7 million, compared to $222.6 million in 1998. The increase was due to an increase in sales from Photronics' European operations, partially offset by a decrease in sales domestically and in Asia. European sales increased as a result of higher unit volume. Sales in Asia decreased primarily as a result of certain orders for Asian customers being manufactured in the United States. The domestic decrease was primarily attributable to a decrease in average selling prices on mature technologies, offset by higher unit volumes and a better mix of high-end products.

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

Cost of Sales

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

Selling, General and Administrative Expenses

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

Research and Development

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

Non-Recurring Restructuring Charge

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

Other Income and Expense

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

Income Taxes

     The Company provided federal, state and foreign income taxes at a combined effective annual tax rate of 37.1% in 1999 as compared to 38.1% in 1998 and 1997. The lower rate in 1999 was primarily due to higher available research and development expense credits.

Net Income

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

     The Company maintains an unsecured, $125 million committed revolving credit facility available at any time through the end of fiscal year 2003. This facility was amended in September 1999 to waive a default and to relax certain financial covenants. The default resulted from the Company's failure to meet the interest coverage ratio, due to earnings being less than anticipated when the facility was established in November 1998. The facility was not otherwise amended and the Company continued to borrow under it. The Company believes that its currently available resources, together with its capacity for substantial growth and its accessibility to other debt and equity financing sources, are sufficient to satisfy its cash requirements for the foreseeable future.

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


                               PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information as to directors and director nominees required by
Item 401 and 405 of Regulation S-K is set forth below. The information as to executive officers is included in Part I, Item 1a of this report under the caption "Executive Officers of Registrant."

     The names of, and certain information with respect to, directors and the nominees for election as directors at the Company's 2000 annual shareholders meeting are set forth below and were furnished to the Company by the nominees.

Nominees to be elected by the shareholders for a one year term:

                                 Director
     Name and (Age)               Since        Position with the Company
     --------------              --------      -------------------------

Walter M. Fiederowicz(1)......... 1984         Director
      (53 years)

Joseph A. Fiorita, Jr.(1)........ 1987         Director
      (55 years)

Constantine S. Macricostas....... 1974         Chairman of the Board
      (64 years)

Willem D. Maris .................. (2)         Director Nominee
      (60 years)

Michael J. Yomazzo................1977          Vice Chairman of the Board
      (57 years)

--------------
(1) Member of the Audit Committee and the Compensation Committee.
(2) Mr. Maris has been nominated for the first time for election as a director.
--------------


     In addition to the information set forth in the table above, the following provides certain information about each director and nominee for election, including his principal occupation for at least the past five years.

     Walter M. Fiederowicz has been a private investor and consultant since August 1997. From April 1997 until August 1997, he served as the President and Chief Executive Officer of WorldCorp., Inc., the holding company of World Airways, Inc., a provider of long-range passenger and cargo air transportation services to major airlines, and of InteliData

Technologies Corporation, a provider of caller identification based telecommunications devices, smart telephones and on-line electronics information services. Mr. Fiederowicz served as Chairman of Colonial Data Technologies Corp., a distributor of telecommunications equipment which subsequently merged into InteliData Technologies Corporation, from August 1994 to March 1996. From January 1991 until July 1994, he held various positions, including Executive Vice President and Chairman and served as a director of Conning and Company (the parent company of an investment firm). He also serves as Chairman of the Board of Meacock Capital, PLC, an investment vehicle for the Lloyd's insurance market. Mr. Fiederowicz serves as a director of First Albany Companies, Inc., the parent of a broker-dealer, and of Compensation Value Alliance, Inc., a provider of workers' compensation-related services.

     Joseph A. Fiorita is a partner in Fiorita, Kornhaas and Van Houten, P.C., the independent certified public accountants for the Company from May 1973 through October 1984.

     Constantine S. Macricostas is Chairman of the Company, and served as Chief Executive Officer of the Company from 1974 until August 1997. Mr. Macricostas also serves as a director of Nutmeg Federal Savings and Loan Association, and the DII Group, Inc., a provider of integrated electronic manufacturing products and services.

     Willem D. Maris was President and Chief Executive Officer of ASM Lithography Holding N.V. ("ASML") from June 1990 until his retirement in January 2000. Headquartered in the Netherlands, ASML develops, manufactures, markets and services advanced lithography projection systems for the fabrication of integrated circuits. Mr. Maris has an extensive background in the semiconductor industry, having served in management and other positions in the integrated circuit division of Koninklijke Philips Electronics N.V. from 1964 until joining ASML in 1990. He is a director of MEMC Electronic Materials, Inc., a company that produces silicon wafers used to manufacture semiconductors, and he is a member of the supervisory board of Detron Group N.V., a telecommunications company in the Netherlands.

     Michael J. Yomazzo has served as Vice Chairman of the Company since January 1, 1999. He served as Chief Executive Officer of the Company from August 1997 until December 31, 1998 and as President from January 1994 until December 31, 1998. From November 1990 until January 1994, he served as Executive Vice President and from July 1989 until November 1990, he served as Senior Vice President - Finance and Planning. Mr. Yomazzo is a director of NMBT Corp., the bank holding company of New Milford Bank and Trust Company.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K is set forth below.

      The following table sets forth certain information regarding compensation paid by the Company for services rendered for each of the three fiscal years during the period ended October 31, 1999 to each of the individuals who served (i) as the Chief Executive Officer, or in a similar capacity, during the 1999 fiscal year, and (ii) each executive officer of the Company who served as of October 31, 1999 and whose cash compensation exceeded $100,000 (such executives are collectively referred to as the "Named Executives").

                         SUMMARY COMPENSATION TABLE
___________________________________________________________________________
                                :   Annual      :     Long-Term    :
                                : Compensation  :   Compensation   :  All
                                :-------:-------:------------------: Other
                                :       :       :      Awards      : Comp-
                                :       :       :----------:-------: ensa-
                                :       :       :Restricted: Stock : tion
 Name/Principal Position    Year:Salary : Bonus :  Stock   :Options:  ($)
                                :  ($)  :  ($)  :   ($)    :  (#)  :  (1)
 -------------------------------:-------:-------:----------:-------:-------
 Constantine S. Macricostas 1999:181,836:      0:    0     :    0  : 78,200
 Chairman (2)               1998:295,000:  5,673:    0     :  5,000: 79,992
                            1997:329,250:354,250:    0     :    0  : 79,750
-------------------------------:--------:-------:----------:-------:-------
 Michael J. Yomazzo         1999:189,529:      0:    0     :    0  : 57,841
 Vice Chairman (2)          1998:325,000: 31,250:    0     :165,000: 60,042
                            1997:277,290:302,290:    0     :    0  : 60,196
--------------------------------:-------:-------:----------:-------:-------
 James R. Northup           1999:253,470:      0:    0     :    0  : 25,729
 President (2) (3)              :       :       :          :       :
--------------------------------:-------:-------:----------:-------:-------
 Jeffrey P. Moonan          1999:232,171:      0:    0     :    0  : 25,915
 Executive Vice President,  1998:176,283: 23,393:    0     : 25,000: 26,035
 General Counsel and        1997:169,628:189,628:    0     :    0  : 25,890
 Secretary (2)                  :       :       :          :       :
--------------------------------:-------:-------:----------:-------:-------
 Robert J. Bollo            1999:150,939:      0:    0     :  7,500:  3,019
 Vice President/Finance     1998:150,480: 22,896:    0     :    0  :  3,010
 and Chief Financial        1997:133,421:126,673:    0     :    0  :  2,663
 Officer                        :       :       :          :       :
___________________________________________________________________________

(1) Represents (i) premiums paid on life insurance policies owned by each of the Named Executives or his designee, except for Mr. Bollo, as to which the Company shall be entitled to be repaid unless the respective individual satisfies certain length of service requirements; and (ii) matching contributions made by the Company pursuant to the Company's 401(k) Savings and Profit Sharing Plan. The amount of premiums paid in the 1999 fiscal year were as follows: Mr. Macricostas $75,000; Mr. Yomazzo $55,000; Mr. Northup $22,500; and Mr. Moonan $22,500. The matching 401(k) contributions made during fiscal year 1999 were as follow: Mr. Macricostas, $3,200; Mr. Yomazzo, $2,841; Mr. Northup, $3,229; Mr. Moonan, $3,415; and Mr. Bollo, $3,019.

(2) Mr. Macricostas served as Chief Executive Officer until August 15, 1997 and Mr. Yomazzo served as Chief Executive Officer from August 15, 1997 until December 31, 1998. Effective January 1, 1999, the Board of
    Directors created the Office of the Chief Executive. In connection with this, Mr. Yomazzo was elected Vice Chairman, and Messrs. Northup and
    Moonan were promoted to President and Executive Vice President, respectively. Prior to this Mr. Northup served as Senior Vice President of North American Operations, and Mr. Moonan served as Senior Vice President, General Counsel and Secretary. The Office of the Chief Executive is comprised of Messrs. Macricostas, Yomazzo, Northup and Moonan, each of who performs certain executive management functions.

(3) Mr. Northup has served as President since January, 1999 and prior to that, he was not an executive officer of the Company. Therefore, amounts paid to Mr. Northup prior to fiscal 1999 are not reported in the above table.

STOCK OPTIONS

     The Company maintains stock option plans which allow for the grant of stock options and restricted stock awards to directors and executive officers of the Company as well as other employees of the Company. The Company's stock option plans do not provide for the issuance of stock appreciation rights ("SAR'S"). The following table sets forth certain information with respect to (i) options granted to the Named Executives during the 1999 fiscal year, and (ii) the value of such options at assumed annual rates of stock price appreciation.

                     OPTION GRANTS IN LAST FISCAL YEAR

_________________________________________________________________________
                                              :  Potential Realizable
                                              :  Value at Assumed Annual
             Individual Grants                :  Rates of Stock Price
                                              :  Appreciation for Option
                                              :  Term (a)
__________________________________________________________________________
_________________________________________________________________________
             :            :             :          :        :
 Name        :Number of   :% of Total   :Exercise  :Expira- :  5% / 10%
             :Securities  :Options      :or Base   :tion    :     $
             :Underlying  :Granted      :Price     :Date    :
             :Options     :to Employees :($/Share) :        :
             :Granted     :in Fiscal    :          :        :
             :            :Year         :          :        :
             :            :             :          :        :
 ------------:------------:-------------:----------:--------:------------
 Constantine :     0      :     N/A     :    N/A   :   N/A  :    N/A
 Macricostas :            :             :          :        :
 ------------:------------:-------------:----------:--------:------------
             :            :             :          :        :
 Michael J.  :     0      :     N/A     :    N/A   :   N/A  :    N/A
 Yomazzo     :            :             :          :        :
-------------:------------:-------------:----------:--------:------------
             :            :             :          :        :
 James R.    :     0      :     N/A     :    N/A   :   N/A  :    N/A
 Northup     :            :             :          :        :
 ------------:------------:-------------:----------:--------:------------
             :            :             :          :        :
 Jeffrey P.  :     0      :     N/A     :    N/A   :   N/A  :    N/A
 Moonan      :            :             :          :        :
 ------------:------------:-------------:----------:--------:------------
             :            :             :          :        :  85,490/
 Robert J.   :  7,500(b)  :     3.3     :  18.125  : 11-4-08:  216,649
 Bollo       :            :             :          :        :
 ------------:------------:-------------:----------:--------:-----------


  (a) No gain to the optionees is possible without appreciation in the price of the Common Stock which will benefit all shareholders. The dollar amounts under these columns are the result of calculations at the 5% and 10% assumption rates set by the SEC and, therefore, are not intended to forecast possible future appreciation of the Common Stock price or to establish any present value of the options.

  (b) The option granted to Mr. Bollo was granted at an exercise price equal to the market price of the Common Stock on the date of grant and vests over four years in four equal annual installments. The Board of Directors may accelerate the vesting of the option if the Company merges or consolidates with another company or sells substantially all of its assets.

The following table sets forth certain information with respect to options exercised during the 1999 fiscal year by the Named Executives and the value of options held by the Named Executives on October 31, 1999.

                Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

_________________________________________________________________________
             :          :           :   Number  of    :   Value of
             :          :           :   Securities    :  Unexercised
             :          :           :   Underlying    : In-the-money
             :          :           :   Unexercised   :   Options at
             :  Shares  :           :   Options  at   : Fiscal Year End
             : Acquired :           : Fiscal Year End :       ($)
             :    on    :  Value    :-----------------:------------------
             : Exercise : Realized  : Exercisable /   : Exercisable /
      Name   :   (#)    :    ($)    : Unexercisable   : Unexercisable
-------------:----------:-----------:-----------------:------------------
 Constantine :          :           :                 :
 Macricostas :     -0-  :    -0-    :  76,250/28,750  :  645,273/248,218
------------ :----------:-----------:-----------------:-----------------
 Michael J.  :     -0-  :    -0-    : 221,550/126,250 :2,445,373/184,933
 Yomazzo     :          :           :                 :
------------ :----------:-----------:-----------------:-----------------
 James R.    :          :           :                 :
 Northup     :     -0-  :    -0-    :  88,500/34,500  :1,026,870/325,861
-------------:----------:-----------:-----------------:-----------------
             :          :           :                 :
 Jeffrey P.  :          :           :                 :
 Moonan      :     -0-  :    -0-    : 130,000/27,500  :2,009,390/260,170
-------------:----------:-----------:-----------------:-----------------
 Robert J.   :          :           :                 :
 Bollo       :     -0-  :    -0-    :  56,250/16,250  :  627,128/94,930
__________________________________________________________________________

CERTAIN AGREEMENTS

     The Company has agreed that if the employment of Messrs. Macricostas, Northup or Moonan is terminated under certain conditions, such officer will be entitled to continued salary and benefits for one year. In addition, the Company has entered into agreements providing that each of Messrs. Macricostas and Yomazzo will serve as a consultant to the Company upon their respective retirements for a period of up to three (3) years for a consulting fee of up to $175,000 per year. Messrs. Macricostas and Yomazzo are also entitled to continued benefits until age 65.

DIRECTORS' COMPENSATION

     Directors who are not employees of the Company receive a fee of $2,500 for each directors' meeting attended and are granted a restricted stock award of 3,000 shares per year. The restrictions on these awards lapse quarterly over the year of service period. From time to time, non-employee directors may also be granted stock options. If Mr. Maris is elected to the Board at the Annual Meeting, he will receive an option to purchase 5,000 shares of Common Stock at an exercise price equal to the market value of the Common Stock on the date of grant, and a restricted stock award of 3,000 shares of Common Stock.

During fiscal 1999, the Company retained Joseph A. Fiorita, Jr., a director of the Company, as a consultant to perform certain accounting and tax services. Fees paid to Mr. Fiorita in this capacity aggregated $36,000.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT

     The information required by Item 403 of Regulation S-K is set forth below.

     To the best knowledge of the Company based on information filed with the Securities and Exchange Commission and the Company's stock records, the following table sets forth the beneficial ownership of the Common Stock as of February 1, 2000, by (i) beneficial owners of more than five percent of the Common Stock, (ii) each director, (iii) each nominee for election as director, (iv) each executive officer named in the summary compensation table set forth below, and (v) all directors and executive officers of the Company as a group.

 Name and Address            Amount and Nature of      Percentage
of Beneficial Owner         Beneficial Ownership (1)     of Class
-------------------         ------------------------    ---------

Robert J. Bollo                      58,410  (2)            *
 1061 East Indiantown Road
 Jupiter, FL  33477


Walter M. Fiederowicz                61,580  (2) (3)        *
 39 Painter Hill Road
 Woodbury, CT  06798


Joseph A. Fiorita, Jr.               49,650  (2) (4)        *
 146 Deer Hill Avenue
 Danbury, CT  06810


Constantine S. Macricostas        2,993,742  (2) (5)     12.5
 1061 East Indiantown Road
 Jupiter, FL  33477


Macricostas Partners, L.P.        2,280,000               9.5
 1122 Bel Air
 Allen, Texas  75013

Name and Address            Amount and Nature of       Percentage
of Beneficial Owner         Beneficial Ownership (1)   of Class
-------------------         -----------------------    ----------

Willem D. Maris                           0
 De Run 1110
 5503 La Veldhoven
 The Netherlands


Jeffrey P. Moonan                   152,834  (2)            *
 1061 East Indiantown Road
 Jupiter, FL  33477


James R. Northup                     91,435  (2)            *
 1061 East Indiantown Road
 Jupiter, FL 33477


Michael J. Yomazzo                  454,584  (2) (6)       1.8
 1061 East Indiantown Road
 Jupiter, FL 33477


Massachusetts Financial
Services Company                  1,551,804  (7)           6.4
 500 Boylston Street
 Boston, MA 02116


Directors and Executive           3,862,235  (8)          15.7
Officers as a group
 (seven persons)

-------------
 *  Less than 1%
-------------

(1) Except as otherwise indicated, the named person has the sole voting and investment power with respect to the shares of Common Stock set forth opposite such person's name.

(2) Includes shares of Common Stock subject to stock options exercisable as of April 1, 2000 as follows: Mr. Bollo (58,125); Mr. Fiederowicz
(32,750); Mr. Fiorita (32,750); Mr. Macricostas (76,250); Mr. Northup (90,500); Mr. Yomazzo (236,550); and Mr. Moonan (130,000). Also includes shares subject to forfeiture under restricted stock award grants as follows:
 Mr. Fiederowicz (5,000) and Mr. Fiorita (5,000).

(3) Includes 12,050 shares owned by the wife of Mr. Fiederowicz and 800 shares owned by his child, as to which shares he disclaims beneficial ownership.

(4) Includes 300 shares owned by the wife of Mr. Fiorita, as to which shares he disclaims beneficial ownership.

(5) Includes 34,000 shares held by the wife of Mr. Macricostas as to which shares he disclaims beneficial ownership. Also includes 2,280,000 shares owned by Macricostas Partners, L.P., of which Mr. Macricostas is a limited partner and 50,618 shares owned by the corporate general partner of such partnership of which Mr. Macricostas is President and a Director and a significant shareholder. Mr. Macricostas disclaims beneficial ownership of those shares not represented by his ownership interests.

(6) Includes 46,000 shares held by the wife of Mr. Yomazzo as to which shares he disclaims beneficial ownership. Also includes 86,000 shares owned by Yomazzo Associates Limited Partnership of which Mr. Yomazzo is a general partner and a limited partner. Mr. Yomazzo disclaims beneficial ownership of those shares not represented by his ownership interests.

(7) In a schedule 13G dated February 11, 2000 filed with the SEC, Massachusetts Financial Services Company reported that of the 1,551,804 shares of Common Stock that it beneficially owns, it has sole voting power with respect to 1,233,104 shares and has sole dispositive power with respect to all shares.

(8)  Includes the shares listed in notes (2), (3), (4), (5), and (6) above.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 404 of Regulation S-K is set forth below.

     The Company continues to lease a building at one of its manufacturing facilities and a contiguous parcel of land from entities controlled by Constantine S. Macricostas, the Chairman and a director of the Company. The rent paid to these entities for the fiscal year ended October 31, 1999 was approximately $135,000.


     Financing for construction of such leased building and the acquisition of certain equipment was provided through the sale of industrial development bonds issued by the Connecticut Development Authority (the "CDA"). As lessee, the Company was obligated to serve as guarantor of certain of the bonds issued by the CDA. As of October 31, 1999 there was outstanding a total of approximately $339,000 in principal amount of industrial development bonds for which the Company is a guarantor.

     The Company and Toppan Printing Co., Ltd. ("Toppan"), have engaged in numerous ongoing commercial transactions for the purchase and sale of raw materials and finished goods based upon competitive terms and conditions, including market prices. Toppan was a beneficial owner of more than 5% of the Common Stock during the 1999 fiscal year. The total amount of sales by the Company to Toppan during fiscal year 1999 aggregated $133,550, and Toppan's sales to the Company aggregated $9,171,414.

     In addition, in September 1998, the Company agreed to purchase from Toppan one million shares of Common Stock that the Company had issued to Toppan in 1993 as partial consideration for the Company's acquisition of Toppan's photomask operations in Texas. The purchase prices of the shares ranged from $13.50 to $13.90 per share, which prices were at or below the then approximate fair market value of the Common Stock. Of these shares, 750,000 were purchased during September and December 1998 and the balance were purchased during March 1999. The purchases during fiscal year 1999 aggregated approximately $6,900,000.

     The Company believes that the terms of the transactions described above with affiliated persons were negotiated at arm's-length and were no less favorable to the Company than the Company could have obtained from non-affiliated parties.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      PHOTRONICS, INC.
        (Registrant)


By    /s/ JEFFREY P. MOONAN                     February 18, 2000
      Jeffrey P. Moonan
      Executive Vice President





                          Table of Exhibits

23    Consent of Deloitte & Touche LLP is filed herewith.