Form 10-Q
period 2000-01-30
PHOTRONICS INC
filed 2000-03-10
CIK 810136

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ......January 30, 2000....

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

          Class                     Outstanding at January 30, 2000
Common Stock, $.01 par value               24,096,933 Shares

                        PHOTRONICS, INC.
                        AND SUBSIDIARIES


                             INDEX


                                                             Page

PART I.   FINANCIAL INFORMATION

     Item 1.   Condensed Financial Statements


               Condensed Consolidated Balance Sheet
               at January 30, 2000 (unaudited) and
               October 31, 1999                              3-4


               Condensed Consolidated Statement of
               Earnings for the Three Months Ended
               January 30, 2000 and January 31, 1999
               (unaudited)                                     5


               Condensed Consolidated Statement of
               Cash Flows for the Three Months Ended
               January 30, 2000 and January 31, 1999
               (unaudited)                                     6

               Condensed Consolidated Statement of
               Shareholders' Equity for the Three
               Months Ended January 30, 2000 and
               January 31, 1999 (unaudited)                    7


               Notes to Condensed Consolidated
               Financial Statements (unaudited)              8-9


     Item 2.   Management's Discussion and Analysis
               of Results of Operations and
               Financial Condition                         10-12



PART II.  OTHER INFORMATION


     Item 6.   Exhibits and Reports on Form 8-K               12

PART I.   FINANCIAL INFORMATION

        Item 1.    Condensed Financial Statements

                   PHOTRONICS, INC. AND SUBSIDIARIES

                   Condensed Consolidated Balance Sheet

                              (in thousands)

                                 ASSETS

                                             January 30,    October 31,
                                                2000           1999
                                             -----------    -----------
                                             (Unaudited)
Current assets:
  Cash and cash equivalents                   $  8,951       $ 16,269

  Accounts receivable (less allowance
    for doubtful accounts of $235 in
    2000 and 1999)                              42,497         41,293

  Inventories                                   14,398         13,888

  Other current assets                          15,321         14,757
                                              --------       --------
     Total current assets                       81,167         86,207

Property, plant and equipment
 (less accumulated depreciation of
 $147,476 in 2000 and $139,742 in 1999)        276,191        282,157

Intangible assets (less accumulated
  amortization of $8,607 in 2000
  and $8,062 in 1999)                           30,030         28,357

Investments and other assets                    18,699         13,635
                                              --------       --------
                                              $406,087       $410,356
                                              ========       ========




See accompanying notes to condensed consolidated financial statements.

                   PHOTRONICS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Balance Sheet

     (dollars in thousands, except share and per share amounts)

                 LIABILITIES AND SHAREHOLDERS' EQUITY


                                             January 30,    October 31,
                                                2000           1999
                                             -----------    -----------
                                             (Unaudited)
Current liabilities:
  Current portion of long-term debt            $   252         $   261
  Accounts payable                              35,270          45,608
  Accrued salaries and wages                     3,427           2,490
  Other accrued liabilities                      3,934           8,657
                                               -------         -------
     Total current liabilities                  42,883          57,016

Long-term debt                                 116,634         116,703
Deferred income taxes and other liabilities     32,108          28,937
                                               -------         -------
     Total liabilities                         191,625         202,656
                                               -------         -------

Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.01 par value,
   2,000,000 shares authorized,
   none issued and outstanding                       -              -

  Common stock, $0.01 par value,
   75,000,000 shares authorized,
   24,096,933 shares issued in 2000
   and 23,948,807 shares in 1999                   241             239

  Additional paid-in capital                    83,005          80,242
  Retained earnings                            133,772         130,759
  Accumulated other comprehensive
   loss                                         (2,527)         (3,489)

  Deferred compensation on restricted
   stock                                           (29)            (51)
                                              --------        --------
     Total shareholders' equity                214,462         207,700
                                              --------        --------
                                              $406,087        $410,356
                                              ========        ========

See accompanying notes to condensed consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statement of Earnings
                (in thousands, except per share amounts)
                               (Unaudited)

                                                 Three Months Ended
                                            ----------------------------
                                            January 30,      January 31,
                                               2000             1999
                                            -----------      -----------
Net sales                                     $58,316          $47,815

Costs and expenses:
 Cost of sales                                 39,928           35,287
 Selling, general and administrative            8,174            7,263
 Research and development                       4,493            3,519
                                              -------          -------
Operating income                                5,721            1,746

Other expense, net                             (1,008)            (729)
                                              -------          -------
    Income before income taxes                  4,713            1,017

Provision for income taxes                      1,700              400
                                              -------          -------
Net income                                    $ 3,013          $   617
                                              =======          =======


Earnings per share:
  Basic                                         $0.13            $0.03
                                                =====            =====

  Diluted                                       $0.13            $0.03
                                                =====            =====

Weighted average number of common
 shares outstanding:
  Basic                                        23,983           24,102
                                               ======           ======

  Diluted                                      23,983           24,102
                                               ======           ======

See accompanying notes to condensed consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statement of Cash Flows
                              (in thousands)
                                (Unaudited)
                                                     Three Months Ended
                                                  ------------------------
                                                  January 30,   January 31,
                                                     2000          1999
                                                  -----------   -----------
Cash flows from operating activities:
  Net income                                        $ 3,013      $   617

  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                    10,709        9,350
    Other                                            (1,695)        (235)
    Changes in assets and liabilities, net of
     effects of acquisitions:
       Accounts receivable                           (1,330)       1,381
       Inventories                                     (545)         291
       Other current assets                            (588)        (285)
       Accounts payable and other liabilities       (14,254)       6,348
                                                    -------      -------
Net cash provided by (used in)
 operating activities                                (4,690)      17,467
                                                    -------      -------
Cash flows from investing activities:
  Deposits on and purchases of property,
   plant and equipment                               (4,671)     (20,863)
  Net change in short-term investments                    -        1,449
  Other                                                 445          616
                                                    -------      -------
Net cash used in investing activities                (4,226)     (18,798)
                                                    -------      -------
Cash flows from financing activities:
  Repayment of long-term debt                           (62)      (1,869)
  Proceeds from issuance of common stock              2,765        1,882
  Purchase and retirement of common stock                 -       (3,425)
  Other                                                  (5)        (301)
                                                    -------      -------
Net cash provided by (used in)
 financing activities                                 2,698       (3,713)
                                                    -------      -------
Effect of exchange rate changes on cash flows        (1,100)        (163)
                                                    -------      -------
Net decrease in cash and cash equivalents            (7,318)      (5,207)
Cash and cash equivalents at beginning of period     16,269       23,841
                                                    -------      -------
Cash and cash equivalents at end of period          $ 8,951      $18,634
                                                    =======      =======
Cash paid during the period for:
    Interest                                         $3,192       $3,120
    Income taxes                                       $ 22       $  185

See accompanying notes to condensed consolidated financial statements.

                           PHOTRONICS, INC. AND SUBSIDIARIES

         Condensed Consolidated Statement of Shareholders' Equity
                              (in thousands)
                                (unaudited)
                                                                           Accumulated Other
                                                                         Comprehensive Income
                                                                                 (Loss)
                                                                       -------------------------   Deferred
                                                                       Unreal-                     Compen-
                                                                       ized     Foreign            sation-      Total
                               Common Stock     Add'l                  Invest-  Currency           on Re-       Share-
                              --------------    Paid-In    Retained    ment     Trans-             stricted    holders'
                              Shares  Amount    Capital    Earnings    Gains    lation    Total    Stock        Equity
                              ------  ------    -------    --------    ------   -------   ------   --------     --------
Balance at
  November 1, 1998            24,164  $  242    $82,377    $120,091    $1,167   $(3,308) $(2,141)  $   (139)    $200,430

Comprehensive income:
 Net income                        -       -          -         617         -         -        -          -          617

 Change in unrealized gains
  on investments                   -       -          -           -     1,340         -    1,340          -        1,340

 Foreign currency
  translation adjustment           -       -          -           -         -       (35)     (35)         -          (35)
                                                           --------     -----    ------    -----                 -------

Total comprehensive income         -       -          -         617     1,340       (35)   1,305          -        1,922

Sale of common stock through
  employee stock option
  and purchase plans             116       1      1,881           -         -         -        -          -        1,882

Amortization of restricted
  stock to compensation
  expense                         -        -          -           -         -         -        -         22           22

Common stock repurchases       (250)      (3)    (3,422)          -         -         -        -          -       (3,425)
                             ------     ----    -------    --------    ------   -------  -------      -----     --------
Balance at
  January 31, 1999           24,030     $240    $80,836    $120,708    $2,507   $(3,343) $  (836)     $(117)    $200,831
                             ======     ====    =======    ========    ======   =======  =======      =====     ========

Balance at
  October 31, 1999           23,949     $239    $80,242    $130,759    $2,524   $(6,013) $(3,489)     $ (51)    $207,700

Comprehensive income:
 Net income                       -        -          -       3,013         -         -        -          -        3,013

 Change in unrealized
  gains on investments            -        -          -           -     3,041         -    3,041          -        3,041

 Foreign currency
  translation adjustment          -        -          -           -         -    (2,079)  (2,079)         -       (2,079)
                                                           --------    ------    ------   ------                 -------
Total comprehensive income        -        -          -       3,013     3,041    (2,079)     962          -        3,975

Sale of common stock through
  employee stock option
  and purchase plans            148        2      2,763           -         -         -        -          -        2,765

Amortization of restricted
  stock to compensation
  expense                         -        -          -           -         -         -        -         22           22
                             ------     ----    -------    --------    ------   -------  -------       ----     --------
Balance at
  January 30, 2000           24,097     $241    $83,005    $133,772    $5,565   $(8,092) $(2,527)      $(29)    $214,462
                             ======     ====    =======    ========    ======   =======  =======       ====     ========



See accompanying notes to Condensed Consolidated Financial Statements.

                     PHOTRONICS, INC. AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements

         Three Months Ended January 30, 2000 and January 31, 1999
                                 (Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 30, 2000 are not necessarily indicative of the results that may be expected for the year ending October 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Company's Annual Report on Form 10-K for the year ended October 31, 1999.


NOTE 2 - EARNINGS PER SHARE

   Basic Earnings Per Share ("EPS") is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted.

     A reconciliation of basic and diluted EPS for the three months ended January 30, 2000 and January 31, 1999 is as follows (in thousands, except per share amounts):
                                                 Average
                                      Net        Shares       Earnings
                                     Income    Outstanding    Per Share
                                    -------    -----------    ---------
2000:
    Basic                           $3,013        23,983        $0.13
    Effect of potential dilution                                =====
     from exercise of stock options
     and conversion of notes (a)         -             -
                                    ------        ------
    Diluted                         $3,013        23,983        $0.13
                                    ======        ======        =====


1999:
    Basic                          $   617        24,102        $0.03
    Effect of potential dilution                                =====
     from exercise of stock options
     and conversion of notes (a)         -             -
                                   -------        ------
    Diluted                        $   617        24,102        $0.03
                                   =======        ======        =====

(a) The effect of the exercise of stock options and the conversion of notes for the three months ended January 30, 2000 and January 31, 1999 is anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME

     The Company's comprehensive income as reported in the Condensed Consolidated Statement of Shareholders' Equity, consists of net earnings, and all changes in equity during a period except those resulting from investments by owners and distributions to owners, which are presented before tax. The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Other comprehensive income (loss) consists of unrealized gains and losses on certain investments in equity securities and
foreign currency translation adjustments.    The related tax effects allocated
to each component of other comprehensive income (loss) for the three months ended January 30, 2000 and January 31, 1999 were as follows:

                                   Before-Tax     Tax (Expense)     Net-of-Tax
                                     Amount        or Benefit         Amount
                                   ----------     ------------      ----------
2000:
Foreign currency
 translation adjustment             $(8,092)          $    -         $(8,092)
                                    -------           ------         -------
Unrealized gains on
 investments:
  Unrealized holding
   gains arising during
   the period                        11,745            (4,463)         7,282

  Less: reclassification
   adjustment for gains
   realized in net income            (2,769)            1,052         (1,717)
                                    -------           -------        -------
Net unrealized gains                  8,976            (3,411)         5,565
                                    -------           -------        -------

Other comprehensive income (loss)   $   884           $(3,411)       $(2,527)
                                    =======           =======        =======

1999:
Foreign currency
 translation adjustment             $(3,343)          $     -        $(3,343)
                                    -------           -------        -------
Unrealized losses on
 investments:
  Unrealized holding
   gains arising during
   the period                         4,578            (1,740)         2,838

  Less: reclassification
   adjustment for gains
   realized in net income              (534)              203           (331)
                                    -------           -------        -------

Net unrealized gains                  4,044            (1,537)         2,507
                                    -------           -------        -------

Other comprehensive income (loss)   $   701           $(1,537)       $  (836)
                                    =======           =======        =======

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Material Changes in Results of Operations
Three Months ended January 30, 2000 versus January 31, 1999.

     Net sales for the three months ended January 30, 2000 increased 22.0% to $58.3 million compared with $47.8 million for the three months ended January 31, 1999, primarily due to an increase in new design releases, principally in the United States, and a better mix of orders for high-end technology products. The first quarter of fiscal 1999 reflected the downturn in the global semi-conductor industry which resulted in extended customer shut-downs, a slow-down in the releases of new designs, and price reductions for mature products. The Company continues to see a weakness in selling prices for mature technologies but has benefitted from its investment in high-end manufacturing capability through a mix shift toward high-end technology products. Sales outside of the U.S. were consistent in the first quarter of 2000 compared to the first quarter of 1999 at approximately 23% of total sales.

     Cost of sales for the three months ended January 30, 2000, increased 13.2% to $39.9 million, compared with $35.3 million for the same period in the prior fiscal year. Gross margins increased to 31.5% of sales in the first quarter of fiscal 2000, compared with 26.2% for the first quarter of 1999. The gross margin increase was primarily attributable to an increase in higher margin .25 micron and below product shipments, partially offset by increases in costs, principally higher depreciation and service contract expenses from the Company's expansion of its technological capability.

     Selling, general and administrative expenses increased 12.5% to $8.2 million for the three months ended January 30, 2000, compared with $7.3 million for the same period in the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses decreased to 14.0% for the three months ended January 30, 2000, compared with 15.2% for the same period in the prior fiscal year. The higher expenses were due principally to staffing and other costs associated with the Company's expansion, both domestically and internationally, together with increases in information systems and communications costs.

     Research and development expenses for the three months ended January 30, 2000, increased 27.7% to $4.5 million, compared with $3.5 million for the same
period in the prior fiscal year.   This increase reflects the continuing
development efforts on high-end, more complex photomasks such as phase shift and optical proximity correction applications, and on process enhancements for the manufacture of high-end photomasks. In addition, R&D expenses in the current year increased as a result of the new Mask Center of Competency, a joint effort with IBM, established in the second half of fiscal 1999. As a percentage of net sales, research and development was 7.7% for the three months ended January 30, 2000 compared to 7.4% for the quarter ended January 31, 1999.

     Net other expenses of approximately $1.0 million in the first quarter of 2000 was comprised principally of interest expense on the convertible notes offset by interest and other income earned on investments. This compares to $0.7 million of net interest and other expenses in the first quarter of 1999. The prior year included higher income earned on investments whereas the current year included higher interest expense as a result of utilization of revolving credit lines.

     Net income for the three months ended January 30, 2000, increased to $3.0 million, or $0.13 per share on a basic and a diluted basis, compared with $0.6 million or $0.03 per basic and diluted share for the corresponding prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     Photronics' cash and cash equivalents decreased $7.3 million during the three months ended January 30, 2000, largely as a result of capital expenditures for equipment of approximately $5 million and the timing of payments of amounts accrued at the end of fiscal 1999, including semi-annual interest on the Company's convertible notes.

     Accounts receivable increased 2.9% from October 31, 1999 due to higher international sales, especially in Asia, and a stretch-out in days sales outstanding. Inventory increased by 3.7% during the quarter as a result of the Company's strategic decision to increase quantities of certain critical materials in anticipation of any potential Year 2000 issues.

     Property, plant and equipment decreased to $276.2 million at January 30, 2000, from $282.2 million at October 31, 1999, primarily as a result of depreciation expense, offset by approximately $5 million of new capital additions.

     Intangible and other non-current assets increased $6.7 million during the quarter ended January 30, 2000, principally due to an increase in the market value of investments available for sale.

     Accounts payable and accruals decreased 24.9% or $14.1 million from October 31, 1999, due to the timing of payments principally for capital equipment, interest on the convertible notes and property taxes.

     Photronics' commitments represent investments in additional manufacturing capability as well as advanced equipment for research and development of high-end, more complex photomasks. At January 30, 2000, Photronics had commitments outstanding for capital expenditures of approximately $30 million. Additional commitments for capital requirements are expected to be incurred during fiscal 2000. Photronics will continue to use its working capital and bank lines of credit to finance its capital expenditures. Photronics believes that its currently available resources, together with its capacity for substantial growth and its access to other debt and equity financing sources, are sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the foreseeable future.


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


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27 Financial Data Schedule

         (b)  Reports on Form 8-K

              During the quarter for which this report is filed, the following reports on Form 8-K were filed by the Company, each reporting information under Item 5, as follows:

              (i) Form 8-K dated November 4, 1999 reported certain information with respect to Photronics' withdrawal and refiling of a notification and report under the Hart-Scott-Rodino Antitrust Improvements Act ("Hart-Scott") related to Photronics' proposed acquisition of Align-Rite International, Inc. ("Align-Rite").

              (ii) Form 8-K dated November 29, 1999 reported certain additional information regarding Photronics' and Align-Rite's receipt from the United States Department of Justice of a request for additional information related to the Hart-Scott filing.

              (iii) Form 8-K dated January 14, 2000 reported that Photronics and Align-Rite entered into an amendment of the merger agreement pursuant to which Photronics would acquire Align-Rite.


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


Date: March 10, 2000