Form 10-Q
period 2000-04-30
PHOTRONICS INC
filed 2000-06-05
CIK 810136

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended..........April 30, 2000..........

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


          Class                     Outstanding at April 30, 2000
Common Stock, $.01 par value             24,415,057 Shares

                        PHOTRONICS, INC.
                        AND SUBSIDIARIES


                             INDEX


                                                             Page

PART I.   FINANCIAL INFORMATION

     Item 1.   Condensed Financial Statements


               Condensed Consolidated Balance Sheet
               at April 30, 2000 (unaudited) and
               October 31, 1999                              3-4


               Condensed Consolidated Statement of
               Operations for the Three and Six Months
               Ended April 30, 2000 and May 2, 1999
               (unaudited)                                     5


               Condensed Consolidated Statement of
               Cash Flows for the Six Months Ended
               April 30, 2000 and May 2, 1999
               (unaudited)                                     6

               Condensed Consolidated Statement of
               Shareholders' Equity for the Six Months
               Ended April 30, 2000 and May 2, 1999
               (unaudited)                                     7


               Notes to Condensed Consolidated
               Financial Statements (unaudited)              8-9


     Item 2.   Management's Discussion and Analysis
               of Results of Operations and
               Financial Condition                         10-12



PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of
               Security-Holders                               13


     Item 6.   Exhibits and Reports on Form 8-K               13

PART I.   FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

                   PHOTRONICS, INC. AND SUBSIDIARIES

                   Condensed Consolidated Balance Sheet

                              (in thousands)

                                 ASSETS

                                              April 30,     October 31,
                                                2000           1999
                                             -----------    -----------
                                             (unaudited)
Current assets:
  Cash and cash equivalents                   $ 10,496       $ 16,269

  Accounts receivable (less allowance
   for doubtful accounts of $235 in
   2000 and 1999)                               42,654         41,293

  Inventories                                   11,702         13,888

  Other current assets                          20,304         14,757
                                              --------       --------
     Total current assets                       85,156         86,207

Property, plant and equipment, net             265,212        282,157

Investments                                     44,405          8,594

Intangible and other assets, net                27,189         33,398
                                              --------       --------
                                              $421,962       $410,356
                                              ========       ========

See accompanying notes to condensed consolidated financial statements.

                   PHOTRONICS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Balance Sheet

           (dollars in thousands, except per share amounts)

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                                              April 30,     October 31,
                                                2000           1999
                                             -----------    -----------
                                             (unaudited)
Current liabilities:
  Current portion of long-term debt            $   234         $   261
  Accounts payable                              26,238          45,608
  Other current liabilities                     10,852          11,147
                                               -------         -------
     Total current liabilities                  37,324          57,016

Long-term debt                                 143,067         116,703
Deferred taxes and other liabilities            27,379          28,937
                                               -------         -------
     Total liabilities                         207,770         202,656
                                               -------         -------

Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.01 par value,
   2,000,000 shares authorized,
   none issued and outstanding                       -               -

  Common stock, $0.01 par value,
   75,000,000 shares authorized,
   24,415,057 shares issued in 2000
   and 23,948,807 shares in 1999                   244             239

  Additional paid-in capital                    89,270          80,242
  Retained earnings                            127,714         130,759
  Accumulated other comprehensive
   loss                                         (2,768)         (3,489)

  Deferred compensation on restricted
   stock                                          (268)            (51)
                                              --------        --------
     Total shareholders' equity                214,192         207,700
                                              --------        --------
                                              $421,962        $410,356
                                              ========        ========

See accompanying notes to condensed consolidated financial statements.

                               PHOTRONICS, INC. AND SUBSIDIARIES

                        Condensed Consolidated Statement of Operations

                           (in thousands, except per share amounts)
                                         (unaudited)

                                          Three Months Ended             Six Months Ended
                                         ---------------------        ----------------------
                                         April 30,      May 2,         April 30,     May 2,
                                           2000          1999            2000         1999
                                         --------      -------        ---------     --------
Net sales                                $60,746       $53,826        $119,062      $101,641

Costs and expenses:
 Cost of sales                            40,221        38,151          80,149        73,438
 Selling, general and administrative       8,288         7,652          16,462        14,915
 Research and development                  4,629         3,670           9,122         7,189
 Restructuring and related charges        17,500             -          17,500             -
                                         -------       -------         -------      --------
Operating income (loss)                   (9,892)        4,353          (4,171)        6,099

Other income (expense), net                  334          (985)           (674)       (1,714)
                                         -------       -------         -------      --------
    Income (loss) before income taxes     (9,558)        3,368          (4,845)        4,385

Provision (benefit) for income taxes      (3,500)        1,300          (1,800)        1,700
                                         -------       -------         -------      --------
Net income (loss)                        $(6,058)      $ 2,068         $(3,045)     $  2,685
                                         =======       =======         =======      ========


Earnings (loss) per share:
  Basic                                   $(0.25)        $0.09          $(0.13)        $0.11
                                          ======         =====          ======         =====

  Diluted                                 $(0.25)        $0.09          $(0.13)        $0.11
                                          ======         =====          ======         =====

Weighted average number of common
 shares outstanding:
  Basic                                   24,293        23,939          24,138        24,021
                                          ======        ======          ======        ======
  Diluted                                 24,293        23,939          24,138        24,021
                                          ======        ======          ======        ======

See accompanying notes to condensed consolidated financial statements.

                    PHOTRONICS, INC. AND SUBSIDIARIES
              Condensed Consolidated Statement of Cash Flows
                              (in thousands)
                                (unaudited)
                                                      Six Months Ended
                                                  ------------------------
                                                   April 30,      May 2,
                                                     2000          1999
                                                  ----------    ----------
Cash flows from operating activities:
  Net income (loss)                                 $(3,045)     $ 2,685

  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                    21,446       19,454
    Restructuring and related charges                17,500            -
    Other                                            (5,261)        (214)
    Changes in assets and liabilities, net of
     effects of acquisitions:
      Accounts receivable                            (1,794)      (1,551)
      Inventories                                     2,025          946
      Other current assets                           (5,586)         832
      Accounts payable and accrued liabilities      (19,872)      16,433
                                                    -------       ------
Net cash provided by operating activities             5,413       38,585
                                                    -------       ------
Cash flows from investing activities:
  Acquisitions of and investments
   in photomask operations                          (31,500)           -
  Deposits on and purchases of property,
   plant and equipment                               (8,182)     (45,465)
  Net change in short-term investments                    -        7,420
  Other                                                (938)      (1,751)
                                                    -------      -------
Net cash used in investing activities               (40,620)     (39,796)
                                                    -------      -------
Cash flows from financing activities:
  Repayment of long-term debt                          (122)      (1,934)
  Borrowings under revolving credit facility         26,500            -
  Proceeds from issuance of common stock              4,611        1,544
  Purchase and retirement of common stock                 -       (6,900)
  Other                                                  (5)        (300)
                                                    -------      -------
Net cash provided by (used in)
 financing activities                                30,984       (7,590)
                                                    -------      -------
Effect of exchange rate changes on cash flows        (1,550)        (380)
                                                    -------      -------
Net decrease in cash and cash equivalents            (5,773)      (9,181)
Cash and cash equivalents at beginning of period     16,269       23,841
                                                    -------      -------
Cash and cash equivalents at end of period          $10,496      $14,660
                                                    =======      =======
Cash paid during the period for:
  Interest                                          $ 3,919      $ 3,177
  Income taxes                                      $   181      $   533

See accompanying notes to condensed consolidated financial statements.

                     PHOTRONICS, INC. AND SUBSIDIARIES

         Condensed Consolidated Statement of Shareholders' Equity

                              (in thousands)
                                (unaudited)

                                                                           Accumulated Other
                                                                       Comprehensive Income (Loss)
                                                                     -----------------------------
                                                                                                      Deferred
                                                                                  Foreign             Compensa-    Total
                               Common Stock     Add'l                Unrealized   Currency            tion on      Share-
                              ---------------   Paid-In   Retained   Investment   Trans-              Restricted   holders'
                              Shares   Amount   Capital   Earnings   Gains        lation      Total   Stock        Equity
                              ------   ------   -------   --------   ----------   --------    -----   ----------   --------
Six Months Ended
  May 2, 1999:

Balance at
  November 1, 1998            24,164     $242   $82,377   $120,091   $1,167       $(3,308)   $(2,141)     $(139)   $200,430

Comprehensive income:
  Net income                       -        -         -     2,685         -             -          -          -       2,685

  Change in unrealized
   gains on investments            -        -         -         -     2,617             -      2,617          -       2,617

  Foreign currency translation
   adjustment                      -        -         -         -         -          (939)      (939)         -        (939)
                                                         --------    ------       -------     ------               --------
Total comprehensive income         -        -         -     2,685     2,617          (939)     1,678          -       4,363

Sale of common stock
 through employee stock
 option and purchase plans       141        1     2,281         -         -             -          -          -       2,282

Common stock repurchases        (500)      (5)   (6,895)        -         -             -          -          -      (6,900)

Amortization of restricted
 stock to compensation
  expense                          -        -         -         -         -             -           -        44          44

                              ------     ----   -------  --------    ------       -------      -----      -----    --------
Balance at
  May 2, 1999                 23,805     $238   $77,763  $122,776    $3,784       $(4,247)     $(463)     $ (95)   $200,219
                              ======     ====   =======  ========    ======       =======      =====      =====    ========

Six Months Ended
 April 30, 2000:

Balance at
  October 31, 1999            23,949     $239   $80,242  $130,759    $2,524       $(6,013)   $(3,489)     $ (51)   $207,700

Comprehensive income (loss):
  Net loss                         -        -         -    (3,045)        -             -          -          -      (3,045)

  Change in unrealized
   gains on investments            -        -         -         -     2,953             -      2,953          -       2,953

  Foreign currency translation
   adjustment                      -        -         -         -         -        (2,232)    (2,232)         -      (2,232)
                                                           ------     -----        ------     ------                 ------
Total comprehensive income (loss)  -        -         -    (3,045)    2,953        (2,232)       721          -      (2,324)

Sale of common stock through
 employee stock option and
 purchase plans                  466        5     8,767         -         -             -          -          -       8,772


Restricted stock awards, net       -        -       261         -         -             -          -       (217)         44
                              ------     ----   -------  --------    ------       -------    -------      -----    --------
Balance at
 April 30, 2000               24,415     $244   $89,270  $127,714    $5,477       $(8,245)   $(2,768)     $(268)   $214,192
                              ======     ====   =======  ========    ======       =======    =======      =====    ========



See accompanying notes to Condensed Consolidated Financial Statements.

                     PHOTRONICS, INC. AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements

         Three and Six Months Ended April 30,2000 and May 2, 1999
                               (unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ending October 29, 2000. Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1999.

NOTE 2 - EARNINGS (LOSS) PER SHARE

     Earnings per share amounts are calculated in accordance with the provisions of SFAS No. 128. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted.

     A reconciliation of basic and diluted EPS for the three and six months ended April 30, 2000 and May 2, 1999 is as follows (in thousands, except per share amounts):
                                      Net        Average      Earnings
                                     Income      Shares        (Loss)
                                     (Loss)    Outstanding    Per Share
                                    -------    -----------    ---------
Three Months
------------
2000:
    Basic and diluted (a)           $(6,058)      24,293        $(0.25)
                                    =======       ======        ======
1999:
    Basic and diluted (a)           $ 2,068       23,939        $ 0.09
                                    =======       ======        ======

Six Months
----------
2000:
     Basic and diluted (a)          $(3,045)      24,138        $(0.13)
                                    =======       ======        ======
1999:
     Basic and diluted (a)          $ 2,685       24,021        $ 0.11
                                    =======       ======        ======

(a) The effect of the exercise of stock options and the conversion of notes for the three and six months ended April 30, 2000 and May 2, 1999 is anti-dilutive.

NOTE 3 - ALIGN-RITE MERGER

     On September 15, 1999, the Company signed a definitive agreement to merge with Align-Rite International, Inc., an independent photomask manufacturer based in Burbank, California. The agreement, as amended January 10, 2000, March 27, 2000 and May 26, 2000, provides for the exchange of .85 shares of the Company's common stock for each share of Align-Rite's common stock. Approximately 4.2 million shares of the Company's common stock will be issued in connection with the transaction. The merger will be accounted for as a pooling-of-interests and Align-Rite will become a wholly-owned subsidiary of the Company. The transaction is expected to be completed during the Company's third fiscal quarter of 2000.

NOTE 4 - INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     In March, 2000, the Company agreed to acquire an aggregate minimum 51% of the equity of Precision Semiconductor Mask Corporation (PSMC), an independent photomask manufacturer based in Taiwan, for approximately $60 million. The Company currently owns 33% of PSMC's outstanding common stock which it acquired during the second quarter of 2000 for approximately $31.5 million. The results of PSMC for the second quarter of 2000 are being accounted for under the equity method and were not material to the Company's operating results.

NOTE 5 - RESTRUCTURING AND RELATED CHARGES

     During March, 2000, the Company implemented a plan to consolidate its mature products group in order to increase capacity utilization, manufacturing efficiencies and customer service activities worldwide. Total restructuring and related charges associated with this consolidation plan of $17.5 million were recorded in the second quarter of 2000. Of the total charge, $9.1 million related to restructuring and $8.4 million related to the impairment of intangible assets.

     The significant components of the consolidation plan included the closing of the Company's Sunnyvale, California and Neuchatel, Switzerland manufacturing facilities and the consolidation and regionalization of sales and customer service functions. The Company anticipates that the closing of the Sunnyvale and Neuchatel facilities will maximize capacity utilization at its remaining mature products facilities. As part of the plan, the Company reduced its work force by approximately 125 employees. The restructuring charge of $9.1 million includes $1.5 million of cash charges for severance benefits paid to terminated employees which was disbursed over their entitlement periods and $2.3 million for facilities closings and lease termination costs to be expended over the next twelve months. Additionally, non-cash charges of $5.3 million approximated the carrying value primarily of fixed assets associated with the manufacturing consolidation based upon their expected disposition. Such assets, consisting principally of specialized manufacturing tools and equipment, were subsequently taken out of service.

     The charges also included $8.4 million related to the impairment in value of associated intangible assets. It was determined during the period that such assets no longer had future economic benefit to the Company because the anticipated undiscounted cumulative cash flows from these assets were insufficient to support their carrying value.

NOTE 6 - SUBSEQUENT EVENT

     On June 1, 2000, the Company sold one million of its unregistered common shares in a private placement to accredited institutional investors. The proceeds of the sale, net of fees and expenses, amounted to $22 million.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Material Changes in Results of Operations
Three and Six Months ended April 30, 2000 versus May 2, 1999

     Net sales for the three and six months ended April 30, 2000 increased 12.9% to $60.7 million and 17.1% to $119.1 million, respectively, compared with $53.8 million and $101.6 million for the corresponding prior year periods. The increase for the three and six months ended April 30, 2000 resulted primarily from an increase in new design releases, principally in the United States, coupled with an improved sales mix of high-end technology products. The first six months of 1999 reflected a downturn in the global semiconductor industry that resulted in a slow-down in new design releases and price reductions for mature products. The Company continues to see weakness in selling prices for mature technologies but has continued to benefit from its investment in high-end manufacturing capability through a mix shift towards high-end products.

     Gross margins for the three and six month periods ended April 30, 2000 increased to 33.8% and 32.7%, respectively, compared to 29.1% and 27.7% for the corresponding prior year periods. The gross margin increases in 2000 were attributable to a greater mix of high-end revenues, increased capacity utilization, and efficiencies realized from the Company's recent restructuring.

     During March, 2000, the Company implemented a plan to consolidate its mature products group in order to increase capacity utilization, manufacturing efficiencies and customer service activities worldwide. Total restructuring and related charges associated with this consolidation plan of $17.5 million were recorded in the second quarter of 2000. Of the total charge, $9.1 million related to restructuring and $8.4 million related to the impairment of intangible assets.

     The significant components of the consolidation plan included the closing of the Company's Sunnyvale, California and Neuchatel, Switzerland manufacturing facilities and the consolidation and regionalization of sales and customer service functions. The Company anticipates that the closing of the Sunnyvale and Neuchatel facilities will maximize capacity utilization at its remaining mature products facilities. As part of the plan, the Company reduced its work force by approximately 125 employees. The restructuring charge of $9.1 million includes $1.5 million of cash charges for severance benefits paid to terminated employees which was disbursed over their entitlement periods and $2.3 million for facilities closings and lease termination costs to be expended over the next twelve months. Additionally, non-cash charges of $5.3 million approximated the carrying value primarily of fixed assets associated with the manufacturing consolidation based upon their expected disposition. Such assets, consisting principally of specialized manufacturing tools and equipment, were subsequently taken out of service.

     The charges also included $8.4 million related to the impairment in value of associated intangible assets. It was determined during the period that such assets no longer had future economic benefit to the Company because the anticipated undiscounted cumulative cash flows from these assets were insufficient to support their carrying value.

     Selling, general and administrative expenses increased 8.3% to $8.3 million, and 10.4% to $16.5 million for the three and six months ended April 30, 2000, respectively, compared with $7.7 million and $14.9 million for the same periods in the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses decreased to 13.6% and 13.8%, respectively, compared to 14.2% and 14.7% for the same periods in the prior fiscal year. The higher expenses were due principally to staffing and other costs associated with the Company's expansion, both domestically and internationally, including increases in information technology and communications costs.

     Research and development expenses for the three and six months ended April 30, 2000, increased 26.1% to $4.6 million and 26.9% to $9.1 million, respectively, compared with $3.7 million and $7.2 million for the same periods in the prior fiscal year. This increase reflects the continuing development efforts on high-end, more complex photomasks such as phase shift, optical proximity correction and Next Generation Lithography (NGL) applications. As a percentage of net sales, research and development was 7.6% and 7.7% of net sales for the three and six months ended April 30, 2000, compared to 6.8% and 7.1% in the corresponding prior year periods.

     Net other income of $0.3 million for the three months ended April 30, 2000 is comprised principally of income earned on investments offset by interest expense on both the convertible notes and borrowings under the revolving credit facility. This compares to $1.0 million in net other expenses in the corresponding period in fiscal 1999, which had lower investment income. Net other expenses of $0.7 million for the six months ended April 30, 2000 is comprised principally of interest expense offset by income earned on investments. This compares to $1.7 million in net other expenses in the corresponding period in fiscal 1999, which had lower investment income partially offset by lower interest expense.

     Net income (loss) for the three and six months ended April 30, 2000, decreased to $(6.1) million and $(3.0) million, respectively, or $(0.25) and $(0.13) per basic and diluted share. These amounts compare to $2.1 million, or $0.09 per basic and diluted share, and $2.7 million, or $0.11 per basic and diluted share, for the corresponding prior year periods. Fiscal year 2000 includes the effect of the restructuring and related charges amounting to $11.1 million after tax, or $0.46 per share.

LIQUIDITY AND CAPITAL RESOURCES

     Photronics' cash and cash equivalents decreased $5.8 million during the six months ended April 30, 2000. Approximately $40 million was used for the Company's investment in Precision Semiconductor Mask Corporation (PSMC) and capital expenditures for equipment. These decreases were offset by cash provided by operations of approximately $5 million, proceeds from borrowings under our credit lines of $26.5 million, and sales of stock through option exercises of $4.6 million.

     Accounts receivable increased $1.4 million from October 31, 1999 as a result of increased order activity in the second quarter of 2000 compared with the fourth quarter of 1999. Inventories decreased by $2.2 million from October 31, 1999 due in part to a strategic decision at the end of last year to increase quantities of certain critical raw materials in anticipation of any potential Y2K issues. Most of this inventory was consumed during the first four months of calendar 2000.

     Property, plant and equipment decreased to $265.2 million at April 30, 2000, from $282.2 million at October 31, 1999, principally as a result of depreciation expense and asset revaluation associated with the restructuring, partially offset by capital spending of $8 million.

     Accounts payable and accruals decreased 34.6%, or $19.7 million, from October 31, 1999, principally due to the timing of progress payments for capital equipment coming due during the period.

     The Company's $125 million unsecured revolving credit facility was amended as of April 28, 2000, in order to obtain the lenders' consent to the Align-Rite and PSMC acquisitions, and to modify certain covenants and definitions in connection with the restructuring. The Company is subject to compliance with and maintenance of certain financial covenants and ratios set forth in the credit facility, as amended. The Company had $39.3 million of outstanding borrowings under the revolving credit facility at April 30, 2000.

     Photronics' commitments represent investments in additional manufacturing capacity as well as advanced equipment for the production of high-end, more complex photomasks. At April 30, 2000, Photronics had commitments outstanding for capital expenditures of approximately $37 million. Additional commitments for capital requirements are expected to be incurred during fiscal 2000. Photronics will continue to use its working capital and bank lines of credit to finance its capital expenditures. Photronics believes that its currently available resources, together with its capacity for substantial growth and its access to other debt and equity financing sources, are sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the foreseeable future.

OTHER

     The Company expects to complete its merger with Align-Rite International during the third quarter of fiscal 2000 (see NOTE 3 to the Condensed Consolidated Financial Statements). The merger will be accounted for as a pooling of interests and, accordingly, all historical financial information will be restated to include the accounts of Align-Rite at that time.

     The Company expects to increase its ownership of Precision Semiconductor Mask Corporation (PSMC) from its current equity interest of 33% to 51% during the third quarter of fiscal 2000, and, accordingly, will change its accounting for its investment in PSMC from the equity method currently used to the consolidation method at that time.

     On June 1, 2000, the Company sold one million of its unregistered common shares in a private placement to accredited institutional investors. The proceeds of the sale, net of fees and expenses, amounted to $22 million.

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

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders

         (a) The matters set forth in this Item 4 were submitted to a vote of security holders of the Company at an Annual Meeting of Shareholders held on April 4, 2000.

         (b) The following directors, constituting the entire Board of Directors, were elected at the Annual Meeting of Shareholders held on April 4, 2000. Also indicated are the affirmative, negative and authority withheld votes for each director.

                                                                      Authority
                                                For       Against     Withheld
                                             ----------   -------     ---------
              Walter M. Fiederowicz          21,199,673     -        221,040
              Joseph A. Fiorita, Jr.         21,099,063     -        321,650
              Constantine S. Macricostas     21,100,263     -        320,450
              Willem D. Maris                21,187,893     -        232,820
              Michael J. Yomazzo             21,102,063     -        318,650

        (c) The following additional matters, and the affirmative and negative votes and abstentions and broker non-votes with respect thereto, were approved at the Annual Meeting of Shareholders held on April 4, 2000.

              The approval of the Photronics, Inc. 2000 Stock Plan:

                   Affirmative votes               18,863,675
                   Negative votes                   2,523,038
                   Abstentions/Broker non-votes        34,000

              The ratification of the appointment of Deloitte & Touche LLP as the independent certified public accountants of the Company for the 2000 fiscal year:

                   Affirmative votes               21,396,882
                   Negative votes                      11,420
                   Abstentions/Broker non-votes        12,411


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              See Exhibits Index.

         (b)  Reports on Form 8-K

              During the quarter for which this report is filed, the following reports on Form 8-K were filed by the Company, each reporting information under Form 8-K, Item 5:

              (i)    Form 8-K dated February 22, 2000.
              (ii)   Form 8-K dated March 15, 2000.
              (iii)  Form 8-K dated March 28, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PHOTRONICS, INC.
                                          (Registrant)

                                By:   /s/ ROBERT J. BOLLO
                                      -------------------
                                        Robert J. Bollo
                                    Vice President/Finance
                                 (Duly Authorized Officer and
                                 Principal Financial Officer)


Date: June 5, 2000

                             EXHIBITS INDEX


Exhibit No.                   Description
-----------                   -----------

10.1                          Second Amendment Agreement dated as of April 28,
                             2000 among Photronics, Inc., the lenders party thereto, and the Chase Manhattan Bank, as administrative agent.

27                           Financial Data Schedule.