Form 10-Q
period 2000-07-31
PHOTRONICS INC
filed 2000-09-13
CIK 810136

                        SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

                       Commission file number   0-15451
                                              -----------

                              PHOTRONICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          CONNECTICUT                         06-0854886
          -----------                      ----------------
State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)            Identification No.)

   1061 EAST INDIANTOWN ROAD, JUPITER, FL            33477
------------------------------------------        ----------
 (Address of principal executive offices)         (Zip Code)

                                 (561) 745-1222
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                           Outstanding at July 31, 2000
COMMON STOCK, $.01 PAR VALUE                   29,542,967 SHARES

                                PHOTRONICS, INC.
                                AND SUBSIDIARIES


                                      INDEX

                                                                   PAGE

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements


            Condensed Consolidated Balance Sheet
            at July 31, 2000 (unaudited) and
            October 31, 1999                                      3 - 4


            Condensed Consolidated Statement of
            Income for the Three and Nine Months
            Ended July 31, 2000 and August 1, 1999
            (unaudited)                                               5


            Condensed Consolidated Statement of
            Cash Flows for the Nine Months Ended
            July 31, 2000 and August 1, 1999
            (unaudited)                                               6


            Condensed Consolidated Statement of
            Shareholders' Equity for the Nine Months
            Ended July 31, 2000 and August 1, 1999
            (unaudited)                                               7


            Notes to Condensed Consolidated
            Financial Statements (unaudited)                     8 - 10


Item 2.     Management's Discussion and Analysis
            of Results of Operations and
            Financial Condition                                 11 - 14



PART II.    OTHER INFORMATION

      Item 6.     Exhibits and Reports                               14

PART I.       FINANCIAL INFORMATION

ITEM I.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                        PHOTRONICS, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet

                             (dollars in thousands)

                                     ASSETS


                                                       JULY 31,   OCTOBER 31,
                                                         2000        1999
                                                     -----------  -----------
                                                     (UNAUDITED)

Current assets:
      Cash, cash equivalents
          and short-term investments                 $ 50,272     $ 23,115

      Accounts receivable (less allowance
          for doubtful accounts of $815 in
          2000 and $692 in 1999)                       60,027       50,899

      Inventories                                      19,504       17,444

      Other current assets                             19,553       16,256
                                                     --------     --------
          Total current assets                        149,356      107,714

Property, plant and equipment, net                    396,352      348,144

Intangible assets (less accumulated amortization
      of $8,807 in 2000 and $8,384 in 1999)            61,131       36,875

Investments and other assets                           16,821       14,276
                                                     --------     --------
                                                     $623,660     $507,009
                                                     ========     ========



     See accompanying notes to condensed consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet

                (dollars in thousands, except per share amounts)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                      JULY 31,     OCTOBER 31,
                                                        2000          1999
                                                    ------------   ----------
                                                    (UNAUDITED)
Current liabilities:
      Current portion of long-term debt             $   2,022      $   1,574

      Accounts payable                                 34,032         51,724

      Other current liabilities                        11,797         16,232
                                                    ---------      ---------

           Total current liabilities                   47,851         69,530

Long-term debt                                        223,396        148,281

Deferred taxes and other liabilities                   32,743         35,068
                                                    ---------      ---------

           Total liabilities                          303,990        252,879
                                                    ---------      ---------

Minority interest                                      34,646             --
                                                    ---------      ---------

Commitments and contingencies

Shareholders' equity:
      Preferred stock, $0.01 par value,
           2,000,000 shares authorized,
           none issued and outstanding                     --             --

      Common stock, $0.01 par value,
           75,000,000 shares authorized,
           29,542,967 shares issued in 2000
           and 27,925,000 shares in 1999                  295            279

      Additional paid-in capital                      133,122         99,544

      Retained earnings                               158,457        156,929

      Accumulated other comprehensive loss             (6,654)        (2,571)

      Deferred compensation on restricted stock          (196)           (51)
                                                    ---------      ---------

           Total shareholders' equity                 285,024        254,130
                                                    ---------      ---------

                                                    $ 623,660      $ 507,009
                                                    =========      =========



     See accompanying notes to condensed consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES

                   Condensed Consolidated Statement of Income

                (dollars in thousands, except per share amounts)
                                   (unaudited)


                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          ------------------------      -------------------------
                                                           JULY 31,      AUGUST 1,       JULY 31,       AUGUST 1,
                                                             2000          1999            2000           1999
                                                          ----------     ---------      ---------      ----------
Net sales                                                 $  85,595      $  72,395      $ 234,540      $ 198,796

Costs and expenses:
      Cost of sales                                          56,676         49,818        158,065        140,482
      Selling, general and administrative                    11,485         10,222         32,585         29,404
      Research and development                                5,319          4,327         15,056         12,025
      Merger related costs                                    5,500             --          5,500             --
      Restructuring and related charges                          --             --         17,500             --
                                                          ---------      ---------      ---------      ---------

Operating income                                              6,615          8,028          5,834         16,885

Other expense, net                                           (1,857)        (1,080)        (3,647)        (2,944)
                                                          ---------      ---------      ---------      ---------

          Income before income taxes                          4,758          6,948          2,187         13,941

Provision for income taxes                                    1,600          2,600            800          5,200
                                                          ---------      ---------      ---------      ---------

Net income                                                $   3,158      $   4,348      $   1,387      $   8,741
                                                          =========      =========      =========      =========

Earnings per share:

      Basic                                               $    0.11      $    0.16      $    0.05      $    0.31
                                                          =========      =========      =========      =========
      Diluted                                             $    0.11      $    0.16      $    0.05      $    0.31
                                                          =========      =========      =========      =========


Weighted average number of common shares outstanding:

      Basic                                                  29,148         27,723         28,466         27,802
                                                          =========      =========      =========      =========
      Diluted                                                29,148         27,723         28,466         27,802
                                                          =========      =========      =========      =========



     See accompanying notes to condensed consolidated financial statements.

               PHOTRONICS, INC. AND SUBSIDIARIES

            Condensed Consolidated Statement of Cash Flows

                        (in thousands)
                          (unaudited)


                                                              NINE MONTHS ENDED
                                                           -----------------------
                                                             JULY 31,    AUGUST 1,
                                                              2000         1999
                                                           ---------     ---------
Cash flows from operating activities:
     Net income                                            $  1,387      $  8,741

     Adjustment to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                      38,817        35,055
          Restructuring and related charges                  17,500            --
          Gains on sale of investments                       (5,305)       (1,087)
          Other                                                  (5)        2,316
          Changes in assets and liabilities, net of
            effects of acquisitions:
              Accounts receivable                              (914)       (6,917)
              Inventories                                      (583)          683
              Other current assets                            2,606         3,552
              Accounts payable and accrued liabilities      (34,317)       (3,759)
                                                           --------      --------

Net cash provided by operating activities                    19,186        38,584
                                                           --------      --------

Cash flows from investing activities:
     Acquisitions of and investments
       in photomask operations, net of cash acquired        (34,782)           --
     Deposits on and purchases of property,
       plant and equipment                                  (26,918)      (67,306)
     Net change in short-term investments                        --         7,532
     Proceeds from sale of investments                        5,557         1,184
     Other                                                   (1,973)       (2,518)
                                                           --------      --------

Net cash used in investing activities                       (58,116)      (61,108)
                                                           --------      --------

Cash flows from financing activities:
     Repayment of long-term debt                            (23,667)       (2,998)
     Borrowings under revolving credit facility              65,250        13,775
     Proceeds from issuance of common stock                  28,987         4,216
     Purchase and retirement of common stock                     --        (6,900)
     Other                                                     (131)         (151)
                                                           --------      --------

Net cash provided by financing activities                    70,439         7,942
                                                           --------      --------

Effect of exchange rate changes on cash flows                  (878)       (1,298)
                                                           --------      --------

Net increase (decrease) in cash and cash equivalents         30,631       (15,880)
Cash and cash equivalents at beginning of period             23,115        28,004
Adjustment related to Align-Rite's net cash flows
  from October 1, 1999 to October 31, 1999                   (3,474)           --
                                                           --------      --------

Cash and cash equivalents at end of period                 $ 50,272      $ 12,124
                                                           ========      ========

Cash paid during the period for:
     Interest                                              $  7,776      $  6,607
     Income taxes                                          $    192      $  2,695



     See accompanying notes to condensed consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES

            Condensed Consolidated Statement of Shareholders' Equity

                             (dollars in thousands)
                                   (unaudited)



                                                       COMMON STOCK         ADD'L PAID-   RETAINED
                                                   SHARES       AMOUNT      IN-CAPITAL    EARNINGS
                                                  ---------    ---------    ----------   ----------
NINE MONTHS ENDED AUGUST 1, 1999:

BALANCE AT NOVEMBER 1, 1998                          27,958    $     280    $ 100,973    $ 138,885

Comprehensive income (loss):
     Net income                                          --           --           --        8,741

     Adjustment to reflect Align-Rite's results
      for the period from April 1, 1998 to
       September 30, 1998                                --           --           --        3,596

     Change in unrealized gains on                       --           --           --           --
      investments

     Foreign currency translation adjustment             --           --           --           --
                                                                                         ---------
Total comprehensive income                               --           --           --       12,337

Sale of common stock through
  employee stock option and
  purchase plans                                        315            3        4,571           --

Amortization of restricted stock to
  compensation expense                                   --           --           --           --

Common stock repurchase                                (500)          (5)      (6,895)          --
                                                  ---------    ---------    ---------    ---------

BALANCE AT AUGUST 1, 1999                            27,773    $     278    $  98,649    $ 151,222
                                                  =========    =========    =========    =========

NINE MONTHS ENDED JULY 31, 2000:

BALANCE AT OCTOBER 31, 1999                          27,925    $     279    $  99,544    $ 156,929

Comprehensive income (loss):
     Net income                                          --           --           --        1,387

     Adjustment to reflect Align-Rite's results
      for the period from October 1 to
      October 31, 1999                                   --           --           --          141

     Change in unrealized gains on
      investments                                        --           --           --           --

     Foreign currency translation adjustment             --           --           --           --
                                                                                         ---------
Total comprehensive income (loss)                        --           --           --        1,528

Sale of common stock through
 employee stock option and
 purchase plans and private placement                 1,618           16       33,317           --

Restricted stock awards, net                             --           --          261           --
                                                  ---------    ---------    ---------    ---------

BALANCE AT JULY 31, 2000                             29,543    $     295    $ 133,122    $ 158,457
                                                  =========    =========    =========    =========



                                                      ACCUMULATED OTHER
                                                    COMPREHENSIVE INCOME (LOSS)
                                                  ----------------------------------   DEFERRED
                                                  UNREALIZED   FOREIGN               COMPENSATION      TOTAL
                                                  INVESTMENT   CURRENCY              ON RESTRICTED  SHAREHOLDERS'
                                                     GAINS    TRANSLATION    TOTAL       STOCK         EQUITY
                                                  ----------  ------------ --------- -------------   -----------
NINE MONTHS ENDED AUGUST 1, 1999:

BALANCE AT NOVEMBER 1, 1998                       $   1,167   $  (2,970)   $  (1,803)   $    (139)   $ 238,196

Comprehensive income (loss):
     Net income                                          --          --           --           --        8,741

     Adjustment to reflect Align-Rite's results
      for the period from April 1, 1998 to
       September 30, 1998                                --          --           --           --        3,596

     Change in unrealized gains on                    2,281          --        2,281           --        2,281
      investments

     Foreign currency translation adjustment             --      (2,185)      (2,185)          --       (2,185)
                                                  ---------   ---------    ---------                 ---------

Total comprehensive income                            2,281      (2,185)          96           --       12,433

Sale of common stock through
  employee stock option and
  purchase plans                                         --          --           --           --        4,574

Amortization of restricted stock to
  compensation expense                                   --          --           --           66           66

Common stock repurchase                                  --          --           --           --       (6,900)
                                                  ---------   ---------    ---------    ---------    ---------

BALANCE AT AUGUST 1, 1999                         $   3,448   $  (5,155)   $  (1,707)   $     (73)   $ 248,369
                                                  =========   =========    =========    =========    =========

NINE MONTHS ENDED JULY 31, 2000:

BALANCE AT OCTOBER 31, 1999                       $   2,524   $  (5,095)   $  (2,571)   $     (51)   $ 254,130

Comprehensive income (loss):
     Net income                                          --          --           --           --        1,387

     Adjustment to reflect Align-Rite's results
      for the period from October 1 to
      October 31, 1999                                   --          --           --           --          141

     Change in unrealized gains on
      investments                                     2,922          --        2,922           --        2,922

     Foreign currency translation adjustment             --      (7,005)      (7,005)          --       (7,005)
                                                  ---------   ---------    ---------                 ---------

Total comprehensive income (loss)                     2,922      (7,005)      (4,083)          --       (2,555)

Sale of common stock through
 employee stock option and
 purchase plans and private placement                    --          --           --           --       33,333

Restricted stock awards, net                             --          --           --         (145)         116
                                                  ---------   ---------    ---------    ---------    ---------

BALANCE AT JULY 31, 2000                          $   5,446   $ (12,100)   $  (6,654)   $    (196)   $ 285,024
                                                  =========   =========    =========    =========    =========


     See accompanying notes to condensed consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          THREE AND NINE MONTHS ENDED JULY 31, 2000 AND AUGUST 1, 1999
                                   (UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ending October 31, 2000. Certain amounts in the Condensed Consolidated Financial Statements for prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1999.

NOTE 2 - ALIGN-RITE MERGER

      On June 7, 2000, Photronics completed its merger with Align-Rite International, Inc. ("Align-Rite"), herein after collectively referred to as the Company. Under the terms of the merger agreement, each of the 4,731,232 shares of common stock of Align-Rite issued and outstanding as of June 7, 2000 was converted into 0.85 shares of common stock of Photronics. Cash was paid in lieu of the issuance of any fractional shares of Photronics that would have been otherwise issued. Any stock options to acquire Align-Rite common stock that had not been exercised as of June 7, 2000 became fully vested options to acquire Photronics common stock in accordance with the Merger Agreement. The merger constituted a tax free reorganization and has been accounted for as a pooling-of-interests. The July 31, 2000 Condensed Consolidated Financial Statements for the three and nine months ended July 31, 2000 and August 1, 1999 and the accompanying notes thereto reflect the Company's financial position, results of operations and cash flows as if Align-Rite had been a wholly-owned subsidiary of Photronics for all periods presented. Prior to the merger, Align-Rite's fiscal year ended on March 31. For purposes of the Condensed Consolidated Financial Statements, Align-Rite's financial statements for the three and nine months ended June 30, 1999 (unaudited) have been combined with Photronics' three and nine months ended August 1, 1999 (unaudited), respectively. The financial statement balances of Align-Rite have been reclassified to conform to Photronics' presentation.

      In the third quarter of 2000, the Company recorded a pre-tax charge of approximately $5.5 million for transaction costs incurred in connection with the merger. Such costs consisted primarily of investment banking, legal, accounting, financial printing and other related charges.

NOTE 3 - ACQUISITON OF PSMC

      Effective June 20, 2000, the Company acquired approximately 51% of the total share capital of Precision Semiconductor Mask Corporation (PSMC), a photomask manufacturer based in Taiwan, for approximately $62.0 million. The acquisition was accounted for as a purchase. Accordingly, a portion of the purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair value at the date of acquisition while the balance of $26.0 million was recorded as goodwill and is being amortized over 15 years. The purchase price allocation is preliminary and further refinements are likely to be made based upon the completion of the final valuation. The operating results of PSMC have been included in the Condensed Consolidated Statement of Income from June 20, 2000. Had the acquisition of PSMC occurred at the beginning of fiscal 1999, the unaudited pro forma condensed consolidated net sales for the nine months ended July 31, 2000 and August 1, 1999 would have been $250.2 million and $206.7 million, respectively, and the pro forma net income (loss) and earnings (loss) per share for the nine months ended July 31, 2000 and August 1, 1999 would have been ($2.9) million and ($0.10), and $5.1 million and $0.18, respectively. In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition of PSMC had been effective at the beginning of the periods presented.

NOTE 4 - EARNINGS PER SHARE

      Earnings per share ("EPS") amounts are calculated in accordance with the provisions of SFAS No. 128. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted.

      A reconciliation of basic and diluted EPS for the three and nine months ended July 31, 2000 and August 1, 1999, respectively, is as follows (in thousands, except per share amounts):

                                                               AVERAGE
                                  NET           SHARES         EARNINGS
                                 INCOME         OUTSTANDING    PER SHARE
                                 ------         -----------    ---------

THREE MONTHS
------------
2000:
Basic and diluted (a)            $3,158         29,148         $0.11
                                 ======         ======         =====

1999:
Basic and diluted (a)            $4,348         27,723         $0.16
                                 ======         ======         =====
NINE MONTHS
-----------
2000:
Basic and diluted (a)            $1,387         28,466         $0.05
                                 ======         ======         =====
1999:
Basic and diluted (a)            $8,741         27,802         $0.31
                                 ======         ======         =====

      (a) The effect of the exercise of stock options and the conversion of notes for the three and nine months ended July 31, 2000 and August 1, 1999 is anti-dilutive.

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

NOTE 6 - COMMON STOCK

      On June 1, 2000, the Company sold one million of its unregistered common shares in a private placement to accredited institutional investors. The proceeds of the sale, net of fees and expenses, amounted to $22 million.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

      On June 7, 2000, Photronics, Inc. ("Photronics" or the "Company"), completed its merger with Align-Rite International, Inc. ("Align-Rite"), an independent publicly traded manufacturer of photomasks in the United States and Europe. Under the terms of the merger agreement, each of the 4,731,232 shares of common stock of Align-Rite issued and outstanding as of June 7, 2000 was converted into 0.85 shares of common stock of Photronics. Cash was paid in lieu of the issuance of any fractional shares of Photronics that would have been otherwise issued. Any stock options to acquire Align-Rite common stock that had not been exercised as of June 7, 2000 became fully vested options to acquire Photronics common stock in accordance with the Merger Agreement. The transaction was accounted for as a pooling-of-interests.

      The condensed consolidated financial statements, the accompanying notes and this management discussion and analysis have been restated to reflect the Company's financial position, results of operations and cash flows as if Align-Rite was a consolidated wholly-owned subsidiary of the Company for all periods presented.

      Effective June 20, 2000, the Company acquired approximately 51% of the total share capital of Precision Semiconductor Mask Corporation (PSMC), a photomask manufacturer based in Taiwan, for approximately $62.0 million. The acquisition was accounted for as a purchase. The operating results of PSMC have been included in the Condensed Consolidated Statement of Income from June 20, 2000.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JULY 31, 2000 VERSUS AUGUST 1, 1999

      Net sales for the three and nine months ended July 31, 2000 increased 18.2% to $85.6 million and 18.0% to $234.5 million, respectively, compared with $72.4 million and $198.8 million for the corresponding prior year periods. The increase for the three and nine months ended July 31, 2000 resulted primarily from an increase in new design releases and higher average selling prices resulting from an improved mix of high-end technology products, together with the consolidation of PSMC's results from June 20, 2000.

      Gross margins for the three and nine month periods ended July 31, 2000 increased to 33.8% and 32.6%, respectively, compared to 31.2% and 29.3% for the corresponding prior year periods. The increases in gross margin, attributable to a greater mix of high-end, higher margin revenues, increased capacity utilization and efficiencies realized from the Company's recent restructurings, were partially offset by substantially lower margins currently being experienced at PSMC.

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

      Selling, general and administrative expenses increased 12.4% to $11.5 million, and 10.8% to $32.6 million for the three and nine months ended July 31, 2000, respectively, compared with $10.2 million and $29.4 million for the same periods in the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses decreased to 13.4% and 13.9%, respectively, compared to 14.1% and 14.8% for the same periods in the prior fiscal year. The higher expenses were due principally to staffing and other costs associated with the Company's expansion, both domestically and internationally, including increases in information technology and communications costs.

      Research and development expenses for the three and nine months ended July 31, 2000, increased 22.9% to $5.3 million and 25.2% to $15.1 million, respectively, compared with $4.3 million and $12.0 million for the same periods in the prior fiscal year. These increases reflect the continuing development efforts on high-end, more complex photomasks such as phase shift, optical proximity correction and next generation lithography applications. Research and development was 6.2% and 6.4% of net sales for the three and nine months ended July 31, 2000, respectively, compared to 6.0% in both of the corresponding prior year periods.

      In the third quarter of fiscal 2000, the Company recorded a pre-tax charge of approximately $5.5 million for transaction costs incurred in connection with the Align-Rite merger. Such costs consisted primarily of investment banking, legal, accounting, financial printing and other related charges.

      Net other expense of $1.9 and $3.6 million for the three and nine months ended July 31, 2000 increased by $0.8 million and $0.7 million, as compared to the three and nine months ended August 1, 1999, respectively. The increases, which were offset by income earned on investments, are primarily attributable to increased interest costs associated with increased borrowings, principally for the PSMC acquisition.

      Net income for the three and nine months ended July 31, 2000, decreased to $3.2 million and $1.4 million, respectively, or $0.11 and $0.05 per basic and diluted share. These amounts compare to $4.3 million, or $0.16 per basic and diluted share, and $8.7 million, or $0.31 per basic and diluted share, for the corresponding prior year periods. Fiscal year 2000 includes the effect of the restructuring and related charges and merger related costs amounting to $14.8 million after tax, or $0.52 per share.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital at July 31, 2000 was $101.5 million as compared to $38.2 million at October 31, 1999. The increase in working capital is due primarily to higher cash resulting from increased borrowings under the Company's unsecured revolving credit agreement. Cash and cash equivalents at July 31, 2000 were $50.3 million as compared to $23.1 million at October 31, 1999. Cash provided by operating activities for the nine months ended July 31, 2000 was $19.2 million as compared to $38.6 million for the nine months ended August 1, 1999. This decrease is primarily attributable to a decrease in accounts payable and accruals of $34.3 million from October 31, 1999, principally due to the timing of progress payments for capital equipment coming due during the period.

      Cash used by investing activities of $58.1 million consisted principally of the acquisition of PSMC and capital equipment purchases.

      Cash flows from financing activities of $70.4 million included increased net borrowings of $41.6 million, primarily associated with the PSMC acquisition, and $29.0 million in proceeds from the issuance of common stock, the majority of which resulted from the sale of one million shares of common stock to institutional investors in June of 2000.

      The Company's $125 million unsecured revolving credit facility was amended as of April 28, 2000, in order to obtain the lenders' consent to the Align-Rite and PSMC acquisitions, and to modify certain covenants and definitions in connection with the restructuring. The Company is subject to compliance with and maintenance of certain financial covenants and ratios set forth in the credit facility, as amended. The Company had $78.0 million of outstanding borrowings under the revolving credit facility at July 31, 2000.

Photronics' commitments represent investments in additional manufacturing capacity as well as advanced equipment for the production of high-end, more complex photomasks. At July 31, 2000, Photronics had commitments outstanding for capital expenditures of approximately $40.0 million. Additional commitments for capital requirements are expected to be incurred during fiscal 2000. Photronics will continue to use its working capital and bank lines of credit to finance its capital expenditures. Photronics believes that its currently available resources, together with its capacity for substantial growth and its access to other debt and equity financing sources, are sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the foreseeable future.

"SAFE HARBOR STATEMENT" UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995:

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

            (a)   Exhibits

                  See Exhibits Index.

            (b)   Reports on Form 8-K

                  During the quarter for which this report is filed, the following reports on Form 8-K were filed by the Company, each reporting information under Form 8-K, Item 5:

                  (i)  Form 8-K dated May 19, 2000.
                  (ii) Form 8-K dated May 26, 2000.

                  In addition, a report on Form 8-K dated June 21, 2000 was filed by the Company reporting information under Form 8-K, Items 2, 5 and 7 and a report on Form 8-KA dated June 30, 2000 was filed by the Company reporting the following financial information:

                          financial statements of business acquired and supplementary consolidated financial statements as required by such Form 8-K.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PHOTRONICS, INC.
                                         Registrant

                              By:   /s/ Robert J. Bollo
                                    -------------------
                                      Robert J. Bollo
                                   Senior Vice President
                                  Chief Financial Officer
                               (Duly Authorized Officer and
                                Principal Financial Officer)


DATE:  SEPTEMBER 12, 2000