Form 10-K405
period 2000-10-31
PHOTRONICS INC
filed 2001-01-26
CIK 810136

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended...October 31, 2000...

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from...to...

                      Commission file number ...0-15451...

                              ...PHOTRONICS, INC...
             (Exact name of registrant as specified in its charter)

       ...Connecticut...                          ...06-0854886...
(State or other jurisdiction of                    (IRS Employer
 incorporation of organization)                  Identification No.)

 ...1061 East Indiantown Road, Jupiter, FL...         ...33477...
  (Address of principal executive offices)           (Zip Code)

                              ...(561) 745-1222...
              (Registrant's telephone number, including area code)

SECRUITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

     Title of each class               Name of each exchange on which registered
           None
     -------------------               -----------------------------------------


SECURIITES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                  ...Common Stock, $0.01 par value per share...
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

         As of December 31, 2000, 29,711,401 shares of the registrant's Common Stock were outstanding. The aggregate market value of registrant's voting stock held by non-affiliates of the registrant as of December 31, 2000 was approximately $618,489,233.

                       -----------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2001                              Incorporated into Part
Annual Meeting of Shareholders                            III of this Form 10-K.
to be held on March 21, 2001.

                                     PART I
ITEM 1.  BUSINESS

General

         Photronics, Inc. and its subsidiaries (the "Company" or "Photronics") is a leading manufacturer of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and are used as masters to transfer circuit patterns onto semiconductor wafers during the fabrication of integrated circuits and, to a lesser extent, other types of electrical components. The Company operates principally from 13 facilities, seven of which are located in the United States, four in Europe, one in Singapore and one in Taiwan. The Company also provides mask-related technology consulting and data processing services through its D2W division. See "Related Sales and Services."

         During fiscal 2000, the Company continued to invest in its global manufacturing network and enhance its technological and manufacturing capabilities. In addition, the Company increased its research and development activities and continued to invest in advanced manufacturing equipment to allow it to meet future technological and volume demands. The Company believes that its efforts have established it as one of the world's leading independent photomask manufacturers.

         The Company is a Connecticut corporation, organized in 1969. Its principal executive offices are located at 1061 East Indiantown Road, Jupiter, Florida, telephone (561) 745-1222.

Fiscal 2000 Developments

         During March 2000, the Company implemented a plan to consolidate its mature products group in order to increase capacity utilization, manufacturing efficiencies and customer service activities worldwide. Total restructuring and related charges associated with this consolidation plan of $17.5 million were recorded in the second quarter of fiscal 2000. Of the total charge, $9.1 million related to restructuring and $8.4 million related to the impairment of intangible assets.

         The significant components of the consolidation plan included the closing of the Company's Sunnyvale, California and Neuchatel, Switzerland manufacturing facilities and the consolidation and regionalization of sales and customer service functions. The Company anticipates that the facilities closings will maximize capacity utilization at its remaining mature product's facilities. As part of the plan, the Company reduced its workforce by approximately 125 employees. The restructuring charge of $9.1 million includes $1.5 million of cash charges for severance benefits paid to terminated employees which were disbursed over their entitlement periods and $2.3 million for facilities closings and lease termination costs which were expended through December 2000. Additionally, non-cash charges of $5.3 million approximated the carrying value primarily of fixed assets associated with the manufacturing consolidation based upon their expected disposition. Such assets, consisting principally of specialized manufacturing tools and equipment, were subsequently taken out of service.

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

         On June 7, 2000, Photronics completed its merger with Align-Rite International, Inc. ("Align-Rite"). Under the terms of the merger agreement, each of the 4,731,232 shares of common stock of Align-Rite issued and outstanding as of June 7, 2000 was converted into .85 shares of common stock of Photronics. Cash was paid in lieu of the issuance of any fractional shares of Photronics that would otherwise have been issued. Any stock options to acquire Align-Rite common stock that had not been exercised as of June 7, 2000 became fully vested options to acquire Photronics common stock in accordance with the merger agreement. The merger constituted a tax-free reorganization and has been accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements for each of the three years ended October 31, 2000, October 31, 1999 and November 1, 1998 and the accompanying notes thereto reflect the Company's financial position, results of operations and cash flows as if Align-Rite had been a wholly-owned subsidiary of Photronics for all periods presented.

         Effective June 20, 2000, the Company acquired a majority share of the total share capital of Precision Semiconductor Mask Corporation (PSMC), a photomask manufacturer based in Taiwan, for approximately $63.4 million. The acquisition was accounted for as a purchase.

         In October 2000, the Company relocated the photomask manufacturing operations previously conducted in Mesa, Arizona at facilities leased from Motorola, Inc. ("Motorola") to Phoenix, Arizona. This operation resulted from the Company's December 1997 acquisition of Motorola's internal photomask manufacturing operations.

Manufacturing Technology

         The Company manufactures photomasks, which are used as masters to transfer circuit patterns onto semiconductor wafers. The Company's photomasks are manufactured in accordance with circuit designs provided on a confidential basis by its customers. The typical manufacturing process for one of the Company's photomasks involves receipt and conversion of circuit design data to manufacturing pattern data. A lithography system then exposes the circuit pattern onto the photomask blank. The exposed areas are dissolved and etched to produce that pattern on the photomask. The photomask is inspected for defects and conformity to the customer design data, any defects are repaired, any required pellicles (or protective membranes) are applied and, after final cleaning, the photomask is shipped to the customer.

         The Company currently supports customers across the full spectrum of integrated circuit production technologies by manufacturing photomasks using electron beam or laser-based technologies and, to a significantly lesser degree, optical-based technologies. Laser-based and electron beam systems are the predominant technologies used for photomask manufacturing. These technologies are capable of producing the finer line resolution, lighter overlay and larger die size for the larger and more complex circuits currently being designed. Laser and electron beam generated photomasks can be used with the most advanced processing techniques to produce VLSI (very large-scale integrated circuit) devices. The Company currently owns a number of laser and electron beam systems and has committed to purchase additional advanced systems in order to maintain technological leadership. Compared to laser or electron beam generated photomasks, the production of photomasks by the optical method is less expensive and precise. The optical method traditionally is used on less complex and lower priced photomasks.

         The first several layers of photomasks sometimes are required to be delivered by the Company within 24 hours from the time it receives a customer's design. The ability to manufacture high quality photomasks within short time periods is dependent upon efficient manufacturing methods, high yield and high equipment reliability. The Company believes that it meets these requirements by making significant investments in manufacturing and data processing systems and statistical process control methods to optimize the manufacturing process and reduce cycle times.

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

Sales and Marketing

         The market for photomasks primarily consists of domestic and foreign semiconductor manufacturers and designers including manufacturers that have the capability to manufacture photomasks. Generally, the Company and each of its customers engage in a qualification and correlation process before the Company becomes an approved supplier. Thereafter, the Company typically negotiates pricing parameters for a customer's orders based on the customer's specifications to expedite the placement of individual purchase orders. Some prices may remain in effect for an extended period. The Company enters into purchase arrangements, based on the understanding that, as long as the Company's performance is competitive, the Company will receive a specified percentage of that customer's photomask requirements.

         The Company conducts its sales and marketing activities primarily through a staff of full-time sales personnel and customer service representatives who work closely with the Company's management and technical personnel. In addition to the sales personnel at the Company's manufacturing facilities, the Company has sales offices throughout the United States, Europe and Asia.

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

Related Sales and Services

         The Company's D2W division, located in Fremont, California offers mask-related design to wafer technology consulting and data processing services to the semiconductor industry. D2W's activities represented less than 1% of the Company's net sales during fiscal 2000.

Customers

         The Company primarily sells its products to leading semiconductor manufacturers. The Company's largest customers during fiscal 2000 included the following:

Atmel Corporation                       Mitel
ASM Lithography                         Motorola
Chartered Semiconductor                 National Semiconductor
Conexant                                On Semiconductor
Intersil                                Philips Electronics
International Business Machines         Seagate
Linear Tech                             ST Microelectronics
LSI Logic                               Texas Instruments
Lucent Technologies                     Triquint Semiconductor
Maxim                                   United Microelectronics Corp.

         The Company has continually expanded its customer base and, during fiscal 2000, sold its products and services to approximately 600 customers. During fiscal 2000, no single customer accounted for more than 10% of the Company's net sales. The Company's five largest customers, in the aggregate, accounted for approximately 36% of net sales in fiscal 2000. A significant decrease in the amount of sales to any of these customers could have a material adverse effect on the financial performance and business prospects of the Company.

Research and Development

         The Company conducts ongoing research and development programs intended to maintain the Company's leadership in technology and manufacturing efficiency. Since fiscal 1994, the Company has increased its investment in research and development activities and current efforts include deep ultraviolet, phase-shift and optical proximity correction photomasks for advanced semiconductor manufacturing as well as photomasks for next generation lithography ("NGL") "post-optical" manufacturing technologies. Phase-shift and optical proximity correction photomasks use advanced lithography techniques for enhanced resolutions of images on a semiconductor wafer. NGL technologies use an exposure source other than light (such as an x-ray or electron beam source) for wafer patterning and are designed for the manufacture of integrated circuits with critical dimensions below that believed possible with currently utilized optical exposure methods. Post-optical manufacturing technologies are still under development and have not yet been adopted as standard production methods. Since July 1999, NGL research and development has been conducted in connection with the Company's research and development venture with IBM. The Company incurred expenses of $20.7 million, $16.6 million and $13.4 million for research and development in fiscal 2000, 1999 and 1998, respectively. The Company believes that it owns or controls valuable proprietary information necessary for its business as presently conducted. Recently, the Company has either applied for or been granted several patents pertaining to its business segment. The Company believes that its intellectual property is and will continue to be important to the Company's technical leadership in the field of photomasks.

Materials and Supplies

         Raw materials utilized by the Company generally include high precision quartz plates, which are used as photomask blanks, primarily obtained from Japanese suppliers (including Toppan Printing Co., Ltd. ["Toppan"], Hoya Corporation ["Hoya"] and Ulcoat Corporation ["Ulcoat"]), pellicles (which are protective transparent cellulose membranes) and electronic grade chemicals used in the manufacturing process. Such materials are generally available from a number of suppliers and the Company is not dependent on any one supplier for its raw materials. The Company believes that its utilization of a broad range of suppliers enables it to access the most advanced material technology available. The Company has established purchasing arrangements with each of Toppan, Hoya and Ulcoat and it is expected that the Company will purchase substantially all of its photomask blanks from Toppan, Hoya and Ulcoat as long as their price, quality, delivery and service are competitive.

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

Backlog

         The first several levels of photomasks for a circuit sometimes are required to be shipped within 24 hours of receiving a customer's design. Because of the short period between order and shipment dates (typically from one day to two weeks) for a significant amount of the Company's sales, the dollar amount of current backlog is not considered to be a reliable indication of future sales volume.

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

         Based upon available market information, the Company believes that it has a larger share of the United States market than any other photomask manufacturer and that it is one of the largest photomask manufacturers in the world. Competitors in the United States include DuPont Photomasks, Inc., and in international markets, Dai Nippon Printing, Toppan, Hoya, DuPont, Taiwan Mask Corp., PKL Corporation and Compugraphics. In addition, some of the Company's customers possess their own captive facilities for manufacturing photomasks and certain semiconductor manufacturers market their photomask manufacturing services to outside customers as well as to their internal organization.

Employees

         As of October 31, 2000, the Company employed approximately 1,650 persons on a full-time basis. The Company believes that it offers competitive compensation and other benefits and that its employee relations are good. Except for employees in the United Kingdom, none of the Company's employees are represented by a union.

ITEM 1A. EXECUTIVE OFFICERS OF REGISTRANT

         The names of the executive officers of the Company are set forth below, together with the positions held by each person in the Company. All executive officers are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

                                                                   SERVED AS AN
NAME AND AGE                                POSITION               OFFICER SINCE
------------                                --------               -------------
Constantine S. Macricostas, 65              Chairman of the            1974
                                            Board, Chief
                                            Executive Officer
                                            and Director



Michael J. Yomazzo, 58                      Vice Chairman              1977
                                            and Director

James L. Mac Donald, 54                     President                  2000
                                            and Director

Robert J. Bollo, 56                         Senior Vice                1994
                                            President
                                            and Chief Financial
                                            Officer

James A. Eder, 55                           Vice President,            2001
                                            Secretary and
                                            General Counsel

         For the past five years each of the executive officers of the Company held the office shown, except as follows:

         Constantine S. Macricostas was elected to his current position in July 2000. From August 1997 to June 2000, he was the Chairman of the Board. Prior to that date he was the Chief Executive Officer of the Company.

         Michael J. Yomazzo has been Vice Chairman since January 1, 1999. From August 1997 until January 1999, he served as President and Chief Executive Officer and from January 1994 until August 1997 he served as President and Chief Operating Officer.

         James L. Mac Donald has been President since July 2000. Prior to the merger of the Company and Align-Rite International, Inc. in June 2000, he was the Chairman and Chief Executive Officer of Align-Rite, a company which he founded in 1970.

         Robert J. Bollo was elected Senior Vice President and Chief Financial Officer in July 2000. Prior to that date he was the Vice President and Chief Financial Officer.

         James A. Eder has been Vice President, Secretary and General Counsel since January 2001. Prior to that date, he was Vice President, Secretary, and General Counsel of Kollmorgen Corporation for approximately ten years.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's properties include buildings in which the Company currently conducts manufacturing operations or land for future construction of facilities. The following table presents certain information about the Company's manufacturing facilities.

                                            FACILITY SIZE              TYPE OF
LOCATION                                      (SQ. FT.)                INTEREST
--------                                      ---------                --------
Allen, TX                                      60,000                   Owned
Austin, TX                                     50,000                   Owned
Brookfield, CT (Building #1)                   19,600                   Owned
Brookfield, CT (Building #2)                   20,000                   Leased
Burbank, CA                                    32,000                   Leased
Milpitas, CA (2 buildings)                     49,000                   Leased
Palm Bay, FL                                   33,675                   Leased
Phoenix, AZ                                    30,000                   Leased
Manchester, England                            42,000                   Owned
Bridgend, South Wales                          27,115                   Leased
Dresden, Germany                               10,000                   Leased
Heilbronn, Germany                             12,120                   Leased
Singapore                                      20,000                   Leased
Hsin-chu, Taiwan                               73,000                   Leased

         Lease terms range from five years with options to renew up to twenty years for other facilities. In addition, the Company leases office space in several domestic and foreign locations. The Company believes that its existing manufacturing facilities are adequate for its business as presently conducted. The Company evaluates, from time to time, opportunities for further plant expansion at existing sites. The Company believes that it substantially utilized its manufacturing facilities during fiscal 2000.

         The leased properties in Brookfield, Connecticut, are leased from entities controlled by Constantine S. Macricostas under fixed lease rates which were determined by reference to fair market value rates at the beginning of the respective lease term. Mr. Macricostas is Chairman of the Board, Chief Executive Officer and a Director of the Company.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to various claims which arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse affect on the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED SHAREHOLDERS' MATTERS

         The Common Stock of the Company is traded on the NASDAQ National Market System (NMS) under the symbol PLAB. The table below shows the range of high and low sale prices per share for each quarter for fiscal year 2000 and 1999, as reported on the NASDAQ NMS.

                                                          High              Low
                                                         ------            -----
         Fiscal Year Ended October 31, 2000:
                  Quarter Ended January 30,2000          $36.13           $18.13
                  Quarter Ended April 30, 2000            46.50            23.94
                  Quarter Ended July 31,2000              33.69            19.25
                  Quarter Ended October 31, 2000          30.00            15.38

         Fiscal Year Ended October 31, 1999:
                  Quarter Ended January 31, 1999         $28.13           $18.00
                  Quarter Ended May 2, 1999               26.25            18.63
                  Quarter Ended August 1, 1999            28.88            19.13
                  Quarter Ended October 31, 1999          29.50            17.88

         On December 29, 2000, the closing sale price for the Common Stock as reported by NASDAQ was $23.44. Based on information available to the Company, the Company believes it has approximately 9,000 beneficial shareholders.

         The Company has not paid any cash dividends to date and, for the foreseeable future, anticipates that earnings will continue to be retained for use in its business.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data, which has been adjusted as if Align-Rite was a consolidated, wholly owned subsidiary of the Company for all periods presented, is derived from the Company's consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K. All share and per share amounts have been adjusted for a two-for-one stock split for shareholders of record on November 17, 1997.

                                                                     Years Ended
                                           -------------------------------------------------------------
                                           October 31, October 31,  November 1,   November 2, October 31,
                                             2000         1999         1998         1997         1996
                                           ---------    ---------    ---------    ---------    ---------
                                                     (in thousands, except per share amounts)
OPERATING DATA:

 Net sales                                 $ 331,212    $ 277,395    $ 269,293    $ 235,452    $ 193,361

 Costs and expenses:
  Cost of sales                              220,650      193,467      170,864      145,032      118,758
  Selling, general and
   administrative                             46,059       40,119       36,235       31,012       26,650
  Research and development                    20,731       16,611       13,402       10,938        8,658
  Restructuring, merger and
   related charges                            23,000         --          3,800         --           --
                                           ---------    ---------    ---------    ---------    ---------
  Operating income                            20,772       27,198       44,992       48,470       39,295

Other income (expense):
 Interest expense                            (11,091)      (7,731)      (6,703)      (2,706)        (273)
 Interest and other income, net                5,783        3,335        4,581        4,053        2,236
                                           ---------    ---------    ---------    ---------    ---------
 Income before income taxes
  and minority interest                       15,464       22,802       42,870       49,817       41,258

 Provision for income taxes                    4,700        8,354       16,288       18,856       15,119

 Minority interest                              (588)        --           --           --           (172)
                                           ---------    ---------    ---------    ---------    ---------
  Net income                               $  10,176    $  14,448    $  26,582    $  30,961    $  25,967
                                           =========    =========    =========    =========    =========
Earnings per share:

  Basic                                    $    0.35    $    0.52    $    0.95    $    1.12    $    0.98
                                           =========    =========    =========    =========    =========

  Diluted                                  $    0.34    $    0.51    $    0.92    $    1.07    $    0.93
                                           =========    =========    =========    =========    =========

Weighted average number of
 common shares outstanding

 Basic                                        28,761       27,800       28,123       27,638       26,380
                                           =========    =========    =========    =========    =========

 Diluted                                      29,831       28,105       33,093       30,707       27,981
                                           =========    =========    =========    =========    =========

                                 October 31,     October 31,    November 1,      November 2,       October 31,
                                    2000             1999          1998             1997              1996
                                 ----------       ----------    -----------      -----------       -----------
BALANCE SHEET DATA:

Working capital                   $ 87,024        $ 33,484        $ 43,506        $ 92,125         $ 38,867
Property, plant and equipment      395,281         348,144         282,964         225,902          132,183
Total assets                       609,561         502,309         421,702         403,993          242,325
Long-term debt                     202,797         148,281         104,261         106,194            1,987
Shareholders' equity               293,980         254,130         238,196         217,348          181,702

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended
October 31, 2000, October 31, 1999 and November 1, 1998

OVERVIEW

       On June 7, 2000, the Company completed its merger with Align-Rite International, Inc. ("Align-Rite"), an independent publicly traded manufacturer of photomasks in the United States and Europe. Under the terms of the Merger Agreement, each of the 4,731,232 shares of common stock of Align-Rite issued and outstanding as of June 7, 2000 was converted into .85 shares of common stock of Photronics. Cash was paid in lieu of the issuance of any fractional shares of Photronics that would otherwise have been issued. Any stock options to acquire Align-Rite common stock that had not been exercised as of June 7, 2000 became fully vested options to acquire Photronics common stock in accordance with the Merger Agreement. The Company recorded expenses of $5.5 million in fiscal 2000 relating to costs incurred in connection with this transaction. Such costs consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges. The transaction was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements, the accompanying notes and this management discussion and analysis have been restated to reflect the Company's financial position, results of operations and cash flows as if Align-Rite was a consolidated, wholly-owned subsidiary of the Company for all periods presented.

     During fiscal 2000 the Company acquired a majority share of Precision Semiconductor Mask Corporation (PSMC), a photomask manufacturer based in Taiwan, for approximately $63.4 million. The acquisition was accounted for as a purchase. The operating results of PSMC have been included in the Consolidated Statement of Earnings from June 20, 2000. These facilities, together with the Company's U.S. facilities, comprise a global manufacturing network supporting semiconductor fabricators in the Asian, European and North American markets. As a result of the Company's globalization, revenues from foreign operations have grown to approximately 28% in 2000 compared to 22% in 1999 and 21% in 1998.

       In fiscal year 1999, the Company acquired Harris Corporation's Imaging Technology Group (ITG) semiconductor business unit, a photomask manufacturer located in Florida. In fiscal year 1998, the Company acquired the internal photomask manufacturing operations of Motorola, Inc. in Mesa, Arizona, and commenced operations in its newly constructed Austin, Texas facility.

       The Company's growth in recent years has also been affected by the rapid technological changes taking place in the semiconductor industry resulting in a greater mix of high-end photomask requirements for more complex integrated circuit designs. However, a cyclical slow-down experienced by the semiconductor industry began impacting the release of new integrated circuit designs to photomask manufacturers in the middle of fiscal 1998. As a result, the Company experienced weakness in photomask demand and accentuated competitive pressures, especially for more mature technologies, during the second half of fiscal 1998. In 1999 and early 2000, the Company continued to see a weakness in selling prices for more mature technologies, but experienced an increase in unit volumes and a better mix of orders for high-end technology products. The Company cannot predict the duration of such cyclical industry conditions or their impact on its future operating results.

       Both revenues and costs have been affected by the increased demand for high-end technology photomasks that require more advanced manufacturing capabilities but generally command higher average selling prices. To meet the technological demands of its customers and position the Company for future growth, the Company continues to make substantial investments in high-end manufacturing capability both at existing and new facilities. The Company's capital expenditures for new facilities and equipment to support its customers' requirements for high technology products exceeded $205 million for the three years ended October 31, 2000, resulting in significant increases in operating expenses. Based on the anticipated technological changes in the industry, the Company expects these trends to continue.

RESULTS OF OPERATIONS

         The following table represents selected operating information expressed as a percentage of net sales:

                                                          Years Ended
                                               -----------------------------------
                                               October 31, October 31, November 1,
                                                  2000        1999        1998
                                               ----------- ----------- -----------
Net sales                                         100.0%      100.0%      100.0%
Cost of sales                                      66.6        69.7        63.4
                                                 ------      ------      ------
Gross margin                                       33.4        30.3        36.6
Selling, general and
  administrative expenses                          13.9        14.5        13.5
Research and development
   expenses                                         6.3         6.0         5.0
                                                 ------      ------      ------
Operating income before restructuring,
 merger and related charges                        13.2%        9.8%       18.1%
                                                 ======      ======      ======

NET SALES

         Net sales for the fiscal year ended October 31, 2000 increased 19.4% to $331.2 million, compared to $277.4 million in 1999. By geographic area, North American sales increased by $23.7 million or 11%, Asian sales increased by $19.3 million or 153% and European sales increased $10.8 million or 22%. Factors contributing to the increased sales during 2000 include an improved sales mix of high-end technology products, which have higher average selling prices, increased unit volume associated with increased design releases and continued global expansion of the Company's manufacturing network. During the first half of 1999 the Company continued to experience a downturn in the global semiconductor industry that resulted in a slow-down in new design releases and price reductions for mature products. The Company continues to benefit from its investment in high-end manufacturing capability through a mix shift towards high-end products.

       Net sales for the fiscal year ended October 31, 1999 increased 3.0% to $277.4 million, compared to $269.3 million in 1998. The increase was due to an increase in sales from Photronics' European operations, partially offset by a decrease in sales domestically and in Asia. European sales increased as a result of higher unit volume. Sales in Asia decreased primarily as a result of certain orders for Asian customers being manufactured in the United States. The domestic decrease was primarily attributable to a decrease in average selling prices on mature technologies, offset by higher unit volumes and a better mix of high-end products.

GROSS MARGIN

       Gross margin for the year ended October 31, 2000 increased to 33.4% from 30.3% for the year ended October 31, 1999. The increase in 2000 was attributable to improved absorption of fixed costs from higher sales, a greater mix of high-end technology products, increased capacity utilization associated with improved unit volumes, and efficiencies realized from the Company's recent restructuring. The increase was partially mitigated by lower gross margins at the Company's newly acquired PSMC subsidiary in Taiwan.

       Gross margins for the year ended October 31, 1999 decreased to 30.3% compared to 36.6% in 1998 principally because of higher depreciation and other fixed costs incurred in anticipation of the industry's rapid move to higher-end technologies. Depreciation and amortization of property, plant and equipment increased 25.9% in 1999 to $45.0 million from $35.7 million in 1998. In addition, the Company experienced competitive pricing pressures, higher equipment maintenance, materials and labor costs in fiscal 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses increased 14.8% during 2000 to $46.1 million, or 13.9% of sales, from $40.1 million, or 14.5% of sales in 1999. The higher expenses were due principally to increased staffing and other support costs associated with the Company's continued global expansion, including the costs incurred at PSMC in Taiwan and growth of the Company's information technology infrastructure.

       Selling, general and administrative expenses increased 10.7% during 1999 to $40.1 million, or 14.5% of sales, from $36.2 million, or 13.5% of sales in 1998. The increase was primarily due to growth related expenses including information systems and communications costs which were expended to ensure an infrastructure commensurate with Photronics' expansion. Other growth-related costs, including compensation and travel, also increased in 1999.

RESEARCH AND DEVELOPMENT

       Research and development expenses for the year ended October 31, 2000, increased 24.8% to $20.7 million, or 6.3% of sales, from $16.6 million, or 6.0% of sales in 1999. This increase reflects the continuing development of the Company's proprietary process technologies such as Nano Range II and Ultra Res, and its advanced, more complex photomasks such as phase shift, optical proximity correction and Next Generation Lithography (NGL) applications.

       Research and development expenses for the year ended October 31, 1999, increased by 23.9% to $16.6 million, or 6.0% of sales, from $13.4 million or 5.0% of sales in 1998. The increase reflects continued work on advanced photomasks utilizing optical enhancement features, as well as expenses incurred in connection with our Next Generation Lithography Mask Center of Competency, a joint effort with IBM which was established in July 1999.

RESTRUCTURING, MERGER AND RELATED CHARGES

     In the third quarter of fiscal 2000, the Company recorded a pre-tax charge of approximately $5.5 million for transaction costs incurred in connection with the Align-Rite merger. Such costs consisted primarily of investment banking, legal, accounting, financial printing and other related charges.

     During March 2000, the Company implemented a plan to consolidate its mature products group in order to increase capacity utilization, manufacturing efficiencies and customer service activities worldwide. Total restructuring and related charges associated with this consolidation plan of $17.5 million were recorded in the second quarter of fiscal 2000. Of the total charge, $9.1 million related to restructuring and $8.4 million related to the impairment of intangible assets.

       The significant components of the consolidation plan included the closing of the Company's Sunnyvale, California and Neuchatel, Switzerland manufacturing facilities and the consolidation and regionalization of sales and customer service functions. The Company anticipates that the closing of the Sunnyvale and Neuchatel facilities will maximize capacity utilization at its remaining mature products facilities. As part of the plan, the Company reduced its work force by approximately 125 employees. The restructuring charge of $9.1 million includes $1.5 million of cash charges for severance benefits paid to terminated employees which was disbursed over their entitlement periods and $2.3 million for facilities closings and lease termination costs to be expended through the first quarter of 2001. Additionally, non-cash charges of $5.3 million approximated the carrying value primarily of fixed assets associated with the manufacturing consolidation based upon their expected disposition. Such assets, consisting principally of specialized manufacturing tools and equipment, were subsequently taken out of service.

       The charges also included $8.4 million related to the impairment in value of associated intangible assets. It was determined during the period that such assets no longer had future economic benefit to the Company because the anticipated undiscounted cumulative cash flows from these assets were insufficient to support their carrying value.

       The Company recorded a restructuring charge of $3.8 million during fiscal 1998 in connection with the optimization of its North American operations. After tax, the charge amounted to $2.4 million or $0.07 per share on a diluted basis.

OTHER INCOME AND EXPENSE

       Other expense, net, consists principally of interest expense, offset by investment and other income. Other expense, net increased to $5.3 million in 2000 compared to $4.4 million in 1999. Increased interest expense was associated with increased borrowings, principally associated with the PSMC acquisition. This increase was partially mitigated by increased gains from the sale of investments.

       Net other expense increased $2.3 million in 1999 compared to 1998, to $4.4 million, as a result of higher interest expense, due primarily to utilization of the Company's unsecured revolving line of credit, as well as lower investment income due to a decrease in short-term investment balances throughout the year.

         Foreign currency transaction gains or losses were not significant in fiscal years 2000, 1999 and 1998.

INCOME TAXES

       The Company provided federal, state and foreign income taxes at a combined effective annual tax rate of 31.6% in 2000, compared to 36.6% in 1999 and 38.0% in 1998. The lower rate in 2000 was primarily due to higher income in countries where the Company has government granted tax exemptions, together with higher research and development and other tax credits.

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

         The minority interest expense of $0.6 million in fiscal 2000 reflects the minority share of income from PSMC.

NET INCOME AND EARNINGS PER SHARE

       Net income for the year ended October 31, 2000, decreased to $10.2 million, or $0.34 per diluted share, compared to $14.4 million, or $0.51 per diluted share in 1999. Fiscal year 2000 includes the effect of the restructuring, merger, and related charges amounting to $14.8 million after tax, or $0.52 per diluted share.

       Net income for the year ended October 31, 1999 decreased 45.6% to $14.4 million, or $0.51 per diluted share, compared to $26.6 million, or $0.92 per diluted share in the prior year. Net income for the year ended November 1, 1998 decreased 14.1% to $26.6 million, or $0.92 per diluted share, compared with $31.0 million or $1.07 per diluted share in the prior year.

         Fiscal 1998 included an after tax restructuring charge of $2.4 million or $0.07 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's working capital at October 31, 2000 was $87.0 million compared with $33.5 million at October 31, 1999. The increase in working capital is due primarily to higher cash resulting from increased borrowings under the Company's unsecured revolving credit agreement coupled with higher accounts receivable associated with the increased sales in fiscal 2000 and lower accounts payable. Cash and cash equivalents at October 31, 2000 were $38.1 million compared to $23.1 million at October 31, 1999. Cash provided by operating activities for the year ended October 31, 2000 was $49.6 million compared to $65.0 million for the year ended October 31, 1999. This decrease is primarily attributable to a decrease in accounts payable and accruals of $28.0 million from October 31, 1999, principally due to the timing of progress payments for capital equipment coming due during the period.

       Cash used by investing activities of $74.3 million consisted principally of the acquisition of PSMC and capital equipment purchases. The Company expects capital expenditures for 2001 to be approximately $90.0 million. Capital expenditures for 2001 will be used primarily to continue to expand the Company's high-end technical capability.

       Cash flows from financing activities of $42.8 million consisted principally of $32.4 million in proceeds from the issuance of common stock and increased net borrowings of $10.4 million. The majority of proceeds from the issuance of common stock resulted from the sale of one million shares of common stock. The increased net borrowings primarily resulted from the PSMC acquisition.

       Photronics' commitments represent investments in additional manufacturing capacity as well as advanced equipment for the production of high-end, more complex photomasks. At October 31, 2000, Photronics had commitments outstanding for capital expenditures of approximately $50 million. Additional commitments for capital requirements are expected to be incurred during fiscal 2001. The Company expects to continue to use its working capital and bank lines of credit to finance its capital expenditures.

       The Company maintains an unsecured $125 million committed revolving credit facility available at any time through the end of fiscal year 2003. The Company's $125 million unsecured revolving credit facility was amended as of April 28, 2000, in order to obtain the lenders' consent to the Align-Rite and PSMC acquisitions, and to modify certain covenants and definitions in connection with the restructuring. The Company is subject to compliance with and maintenance of certain financial covenants and ratios set forth in the credit facility, as amended. At October 31, 2000, the Company had $68.7 million of outstanding borrowings under the revolving credit facility and $56.3 million was available under the facility. The Company believes that its currently available resources, together with its capacity for substantial growth and its accessibility to other debt and equity financing sources, are sufficient to satisfy its cash requirements for the foreseeable future.

EFFECT OF NEW ACCOUNTING STANDARDS

       In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities in its consolidated balance sheet at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and its resulting designation. The Company is required to adopt this standard, as amended, by SFAS No. 138, in the first quarter of fiscal year 2001. The Company has evaluated the effect that these new standards will have on the Company's financial statements. The Company does not expect to record a significant transition adjustment in the first quarter of fiscal year 2001 and does not expect these standards to have a significant impact on its financial position, results of operations or cash flows in fiscal year 2001.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.

FOREIGN CURRENCY EXCHANGE RATE RISK

       The Company conducts business in several major international currencies through its worldwide operations, and as a result, is subject to changes in foreign exchange rates of the various currencies. Changes in exchange rates can positively or negatively effect the Company's sales, gross margins and retained earnings. The Company attempts to minimize currency exposure risk by producing its products in the same country or region in which the products are sold and thereby generating revenues and incurring expenses in the same currency and by managing its working capital; there can be no assurance that this approach will be successful, especially in the event of a significant and sudden decline in the value of any of the international currencies of the Company's worldwide operations. At October 31, 2000 the Company had no outstanding foreign exchange contracts. The Company does not engage in purchasing forward exchange contracts for speculative purposes.

INTEREST RATE RISK

       The majority of the Company's borrowings are in the form of its convertible subordinated notes, which bear interest at the fixed rate of 6%, its unsecured revolving credit facility, which currently bears interest between 7% and 8% and secured notes payable which bear interest between approximately 6% and 8%. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2001, although there can be no assurances that interest rates will not significantly change.

Forward looking information

       Certain statements in this report are considered "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. In particular, any statement contained in this Annual Report on Form 10-K, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, expectations with respect to future sales, financial performance, operating efficiencies and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. These factors may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward looking statements include, but are not limited to, overall economic and business conditions; the demand and receipt of orders for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; changes in federal, state and foreign tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); the Company's ability to place new equipment in service on a timely basis; interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; economic and political conditions in international markets; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions and productivity programs; the timing, impact and other uncertainties of future acquisitions; the seasonal and cyclical nature of the semiconductor industry; the availability of capital; management changes; the ability to fully utilize its tools; the ability of the Company to receive desired yields pricing, product mix, and market acceptance of its products; and changes in technology. Any forward-looking statements should be considered in light of these factors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Independent Auditors'
         Reports.......................................................... 21-22

Consolidated Balance Sheet
     at October 31, 2000 and October 31, 1999............................. 23-24

Consolidated Statement of Earnings for
         the years ended October 31, 2000,
         October 31, 1999 and November 1, 1998............................  25

Consolidated Statement of Shareholders' Equity for
         the years ended October 31, 2000, October 31, 1999
         and November 1, 1998.............................................  26

Consolidated Statement of Cash Flows
         for the years ended October 31, 2000,
         October 31, 1999 and November 1, 1998............................  27

Notes to Consolidated
         Financial Statements............................................. 28-43

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Photronics, Inc.
Jupiter, Florida

         We have audited the consolidated balance sheets of Photronics, Inc. and its subsidiaries as of October 31, 2000 and 1999, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Photronics, Inc. and Align-Rite International, Inc., which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the consolidated statements of operations, shareholders' equity and cash flows of Align-Rite International, Inc. and subsidiaries for the year ended March 31, 1998, which are consolidated as described in Note 2, and reflect total revenues and net income of 17% and 23% for the year ended November 1, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for Align-Rite International Inc. and subsidiaries for 1998, is based solely on the report of such other auditors.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photronics, Inc. and its subsidiaries as of October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


Hartford, Connecticut
December 6, 2000

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Photronics, Inc.

In our opinion, the consolidated statements of operations, shareholders' equity, and cash flows of Align-Rite International, Inc. and subsidiaries (not presented herein) present fairly, in all material respects, the results of their operations and their cash flows for the year ended March 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Align-Rite International, Inc. and subsidiaries for any period subsequent to March 31, 1999.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Los Angeles, California
May 28, 1998

                        PHOTRONICS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                             (dollars in thousands)

                                               October  31,        October 31,
Assets                                            2000                1999
------                                         -----------         -----------
Current assets:
  Cash and cash equivalents                     $  38,182          $  23,115
  Accounts receivable (less allowance
    for doubtful accounts of $881
    in 2000 and $692 in 1999)                      64,019             50,899
  Inventories                                      18,486             17,444
  Deferred income taxes                            13,195              5,458
  Other current assets                              4,711              6,098
                                                ---------          ---------
   Total current assets                           138,593            103,014

Property, plant and equipment, net                395,281            348,144
Intangible assets, net                             59,277             36,875
Investments                                        12,797              8,594
Other assets                                        3,613              5,682
                                                ---------          ---------
                                                $ 609,561          $ 502,309
                                                =========          =========

See accompanying notes to consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                (dollars in thousands, except per share amounts)

Liabilities and                                       October 31,    October 31,
Shareholders' Equity                                     2000           1999
----------------------                                -----------    -----------
Current liabilities:
  Current portion of long-term debt                    $     849      $   1,574
  Accounts payable                                        37,917         51,724
  Accrued salaries and wages                               5,264          2,490
  Accrued interest payable                                 2,720          2,636
  Other accrued liabilities                                4,819         11,106
                                                       ---------      ---------
    Total current liabilities                             51,569         69,530

Long-term debt                                           202,797        148,281
Deferred income taxes                                     30,927         25,297
Other liabilities                                          3,162          5,071
                                                       ---------      ---------

    Total liabilities                                    288,455        248,179
                                                       ---------      ---------

Minority interest                                         27,126           --
                                                       ---------      ---------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $0.01 par value,
   2,000,000 shares authorized,
   none issued and outstanding                              --             --

  Common stock, $0.01 par value,
   75,000,000 shares authorized,
   29,668,000 shares issued and outstanding
   at October 31, 2000 and 27,925,000 shares
   issued and outstanding at October 31, 1999                297            279

  Additional paid-in capital                             136,445         99,544
  Retained earnings                                      167,246        156,929
  Accumulated other comprehensive
   loss                                                   (9,877)        (2,571)
  Deferred compensation on
   restricted stock                                         (131)           (51)
                                                       ---------      ---------
   Total shareholders' equity                            293,980        254,130
                                                       ---------      ---------
                                                       $ 609,561      $ 502,309
                                                       =========      =========

See accompanying notes to consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES
                       Consolidated Statement of Earnings
                    (in thousands, except per share amounts)

                                                        Years Ended
                                           -------------------------------------
                                           October 31,  October 31,  November 1,
                                              2000         1999         1998
                                            ---------    ---------    ---------
Net sales                                   $ 331,212    $ 277,395    $ 269,293

Costs and expenses:

  Cost of sales                               220,650      193,467      170,864

  Selling, general
   and administrative                          46,059       40,119       36,235

  Research and development                     20,731       16,611       13,402

  Restructuring, merger and
    related charges                            23,000         --          3,800
                                            ---------    ---------    ---------
     Operating income                          20,772       27,198       44,992

Other income (expense):

     Interest expense                         (11,091)      (7,731)      (6,703)

     Investment and other income, net           5,783        3,335        4,581
                                            ---------    ---------    ---------

Income before provision for income taxes
 and minority interest                         15,464       22,802       42,870

Provision for income taxes                      4,700        8,354       16,288
                                            ---------    ---------    ---------
Income before minority interest                10,764       14,448       26,582

Minority interest in income of
 consolidated subsidiary                         (588)        --           --
                                            ---------    ---------    ---------

     Net income                             $  10,176    $  14,448    $  26,582
                                            =========    =========    =========

Earnings per share:
     Basic                                  $    0.35    $    0.52    $    0.95
                                            =========    =========    =========

     Diluted                                $    0.34    $    0.51    $    0.92
                                            =========    =========    =========
Weighted average number of
 common shares outstanding:
     Basic                                     28,761       27,800       28,123
                                            =========    =========    =========

     Diluted                                   29,831       28,105       33,093
                                            =========    =========    =========

See accompanying notes to consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES

                 Consolidated Statement of Shareholders' Equity
           Years Ended October 31, 2000 and 1999 and November 1, 1998
                                (in thousands)

                                                                              Accumulated Other Comprehensive
                                                                                       Income (Loss)
                                                                              ------------------------------   Deferred
                                                                              Unreal-                          Compen-
                                                                              ized       Foreign               sation     Total
                                   Common Stock          Add'l                Invest-    Currency              on Re-     Share-
                                  ---------------       Paid-In   Retained    ment       Trans-                stricted   holders'
                                  Shares     Amount     Capital   Earnings    Gains      lation     Total      Stock      Equity
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance at
 November 2, 1997                   28,054  $     280  $ 103,423  $ 112,303  $   3,251  $  (1,660) $   1,591  $    (249) $ 217,348

Comprehensive Income:
  Net income                          --         --         --       26,582       --         --         --         --       26,582

  Change in unrealized
   gains on investments               --         --         --         --       (2,084)      --       (2,084)      --       (2,084)

  Foreign currency
   translation adjustment             --         --         --         --         --       (1,310)    (1,310)      --       (1,310)
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
Total comprehensive income                                           26,582     (2,084)    (1,310)    (3,394)               23,188

Sale of common stock
 through employee stock
 option and purchase plans             404          5      4,295       --         --         --         --         --        4,300

Amortization of re-
 stricted stock to
 compensation expense                 --         --         --         --         --         --         --          110        110

Common stock repurchases              (500)        (5)    (6,745)      --         --         --         --         --       (6,750)
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance at
 November 1, 1998                   27,958        280    100,973    138,885      1,167     (2,970)    (1,803)      (139)   238,196

Comprehensive Income:
  Net income                          --         --         --       14 448       --         --         --         --       14,448

  Adjustment to reflect
   Align-Rite's results for
   the period from April 1, 1998
   to September 30, 1998              --         --         --        3,596       --         --         --         --        3,596

  Change in unrealized
   gains on investments               --         --         --         --        1,357       --        1,357       --        1,357

  Foreign currency
   translation adjustment             --         --         --         --         --       (2,125)    (2,125)      --       (2,125)
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
Total comprehensive income                                           18,044      1,357     (2,125)      (768)               17,276

Sale of common stock
 through employee stock
 option and purchase plans             467          4      5,466       --         --         --         --         --        5,470

Amortization of re-
 stricted stock to
 compensation expense                 --         --         --         --         --         --         --           88         88

Common stock repurchases              (500)        (5)    (6,895)      --         --         --         --         --       (6,900)
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance at
 October 31, 1999                   27,925        279     99,544    156,929      2,524     (5,095)    (2,571)       (51)   254,130

Comprehensive Income:
 Net income                           --         --         --       10,176       --         --         --         --       10,176

 Change in unrealized
  gains on investments                --         --         --         --        2,776       --        2,776       --        2,776

 Adjustment to reflect Align-
  Rite's results for the
  period from October 1, 1999
  to October 31, 1999                 --         --         --          141       --         --         --         --          141

Foreign currency
  translation adjustment              --         --         --         --         --      (10,082)   (10,082)      --      (10,082)
                                                                  ---------  ---------  ---------  ---------             ---------
Total comprehensive income                                           10,317      2,776    (10,082)    (7,306)                3,011

Sale of common stock
  in a private placement             1,000         10     21,831       --         --         --         --         --       21,841

Sale of common stock
 through employee stock
 option and purchase plans             763          8     14,809       --         --         --         --         --       14,817

Restricted stock awards,
 net of amortization
 to compensation expense              --         --          261       --         --         --         --          (80)       181
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance at
 October 31, 2000                   29,688  $     297  $ 136,445  $ 167,246  $   5,300  $ (15,177) $  (9,877) $    (131) $ 293,980
                                 =========  =========  =========  =========  =========  =========  =========  =========  =========

See accompanying notes to consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows

                             (dollars in thousands)

                                                                       Years Ended
                                                          -------------------------------------
                                                          October 31,  October 31,  November 1,
                                                             2000         1999         1998
                                                           --------     --------     --------
Cash flows from operating activities:
Net income                                                 $ 10,176     $ 14,448     $ 26,582
Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation and amortization of
   property, plant and equipment                             53,322       45,015       35,742
  Amortization of intangible assets                           3,546        2,783        2,529
  Gain on sale of investments                                (6,430)      (1,479)        (838)
  Deferred income taxes                                       1,251        8,104        1,467
  Restructuring and related charges                          17,500         --          3,800
  Other                                                       2,398          387          342
  Changes in assets and liabilities,
   net of effects of acquisitions:
    Accounts receivable                                      (3,591)     (12,084)       1,670
    Inventories                                                 596         (109)      (2,978)
    Other current assets                                     (1,171)      (1,910)      (2,435)
    Accounts payable and accrued liabilities                (28,009)       9,852       (5,523)
                                                           --------     --------     --------
Net cash provided by operating activities                    49,588       65,007       60,358
                                                           --------     --------     --------
Cash flows from investing activities:
  Acquisitions of and investments in
   photomask operations, net of cash acquired               (37,312)     (13,525)     (34,922)
  Deposits on and purchases of property,
   plant and equipment                                      (43,599)     (83,719)     (80,748)
  Net change in short-term investments                         --          7,532       20,657
  Proceeds from sale of investments                           6,706        1,578          932
  Other                                                        (135)      (7,817)       2,218
                                                           --------     --------     --------
Net cash used in investing activities                       (74,340)     (95,951)     (91,863)
                                                           --------     --------     --------

Cash flows from financing activities:
 Net borrowings under revolving
  credit facility                                            32,436       31,039         --
 Repayment of long-term debt                                (22,060)      (3,068)        (266)
 Proceeds from issuance of common stock                      32,424        5,084        4,148
 Purchase and retirement of common stock                       --         (6,900)      (6,750)
 Other                                                         --           (201)         120
                                                           --------     --------     --------
Net cash provided by (used in) financing activities          42,800       25,954       (2,748)
                                                           --------     --------     --------
Effect of exchange rate changes on cash                         493          101         (962)
                                                           --------     --------     --------

Net increase (decrease) in cash and cash equivalents         18,541       (4,889)     (35,215)
Cash and cash equivalents at beginning of period             23,115       29,364       64,579
Adjustment related to Align-Rite's net cash flows
 resulting from differences in fiscal reporting periods      (3,474)      (1,360)        --
                                                           --------     --------     --------

Cash and cash equivalents at end of period                 $ 38,182     $ 23,115     $ 29,364
                                                           ========     ========     ========

See accompanying notes to consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
           Years Ended October 31, 2000 and 1999 and November 1, 1998
                (dollars in thousands, except per share amounts)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The accompanying Consolidated Financial Statements include the accounts of Photronics, Inc. and its subsidiaries,("Photronics" or "Company"). Historical financial statements and notes thereto have been restated to reflect the merger with Align-Rite International, Inc. (see Note 2) which was accounted for as a pooling-of-interests. All significant intercompany balances and transactions have been eliminated.

Foreign Currency Translation

     The Company's foreign subsidiaries maintain their accounts in their respective local currencies. Assets and liabilities of such subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expenses are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments are accumulated and reported as other comprehensive income (loss) as a separate component of shareholders' equity. The effects of changes in exchange rates on foreign currency transactions are included in income.

Cash and Cash Equivalents

     Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less. The carrying values approximate fair value based on the short maturity of the instruments.

Investments

     The Company's debt and equity investments are classified as available-for-sale, and carried at fair value. Unrealized gains and losses, net of tax, are reported as other comprehensive income (loss) as a separate component of shareholders' equity. Gains and losses are included in income when realized, determined based on the disposition of specifically identified investments.

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

Intangible Assets

     Intangible assets consist primarily of goodwill and other acquisition-related intangibles, and software development costs. These assets are stated at fair value as of the date incurred less accumulated amortization. Amortization is calculated on a straight-line basis over estimated useful lives of 3 to 15 years for goodwill and acquisition-related assets, and over 5 years for software development costs. The future economic benefit of the carrying value of all long-lived assets is reviewed periodically and any diminution in useful life or impairment in value based on future anticipated undiscounted cash flows would be recorded in the period so determined.

Income Taxes

     The provision for income taxes is computed on the basis of consolidated financial statement income. Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Earnings Per Share

     Earnings per share ("EPS") amounts are calculated in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128. Basic EPS is based on the weighted average number of ocmmon shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted.

Stock Based Compensation

     The Company records stock option awards in accordance with the provisions of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." The Company estimates the fair value of stock option awards in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," and discloses the resulting estimated compensation effect on net income on a pro forma basis.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - BUSINESS COMBINATIONS

ALIGN-RITE MERGER

     On June 7, 2000, Photronics completed its merger with Align-Rite International, Inc. ("Align-Rite"), herein after collectively referred to as the Company. Under the terms of the Merger Agreement, each of the 4,731,232 shares of common stock of Align-Rite issued and outstanding as of June 7, 2000 was converted into .85 shares of common stock of Photronics. Cash was paid in lieu of the issuance of any fractional shares of Photronics that would otherwise have been issued. Any stock options to acquire Align-Rite common stock that had not been exercised as of June 7, 2000 became fully vested options to acquire Photronics common stock in accordance with the Merger Agreement. The merger constituted a tax-free reorganization and has been accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements for each of the three years ended October 31, 2000, October 31, 1999 and November 1, 1998 and the accompanying notes thereto reflect the Company's financial position, results of operations and cash flows as if Align-Rite had been a wholly-owned subsidiary of Photronics for all periods presented. Prior to the merger, Align-Rite's fiscal year ended on March 31. For purposes of the Consolidated Financial Statements, Align-Rite's prior period financial statements have been combined with Photronics' as follows:

             Photronics Period Ended         Align-Rite Period Ended
             -----------------------         -----------------------
             Year ended October 31, 1999     Year ended September 30, 1999
             Year ended November 1, 1998     Year ended March 31, 1998

         The financial statement balances of Align-Rite have been reclassified to conform with Photronics' presentation.

     To conform the reporting periods to within 93 days of Photronics' fiscal year end, Align-Rite's operating results for the period from April 1, 1998 to September 30, 1998 have been excluded from the combined results for the year ended November 1, 1998. Sales and net income of $27,683 and $3,596, respectively, have been excluded. Components of the consolidated results of operations of Photronics and Align-Rite prior to their combination were as follows:

                                       Years Ended
                                --------------------------
                                October 31,     November 1,
                                   1999            1998
                                -----------    -----------
Net sales
---------

   Photronics                    $ 223,702      $ 222,572
   Align-Rite                       53,693         46,721
                                 ---------      ---------
   Combined                      $ 277,395      $ 269,293
                                 =========      =========
Net income
----------

   Photronics                    $  10,668      $  20,482
   Align-Rite                        3,780          6,100
                                 ---------      ---------
   Combined                      $  14,448      $  26,582
                                 =========      =========

         The Company recorded a pre-tax charge of approximately $5.5 million for transaction costs incurred in connection with the merger. Such costs consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges.

ACQUISITION OF PSMC

         Effective June 20, 2000, the Company acquired a majority of the total share capital of Precision Semiconductor Mask Corporation (PSMC), a photomask manufacturer based in Taiwan, for approximately $63.4 million. The acquisition was accounted for as a purchase. Accordingly, a portion of the purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair value at the date of acquisition, while the balance of $31.2 million was recorded as goodwill and is being amortized over 15 years. The purchase price allocation is preliminary and further refinements are likely to be made upon the completion of the final valuation. The operating results of PSMC have been included in the Consolidated Statement of Earnings from June 20, 2000.

         The following table presents unaudited consolidated pro forma information as if the acquisition of PSMC had occurred as of the beginning of the periods presented:

                                                      Years Ended
                                     ---------------------------------------------
                                     October 31,      October 31,      November 1,
                                        2000             1999             1998
                                      --------         --------         --------
Net sales                             $343,248         $292,246         $270,552
                                      ========         ========         ========
Net income                            $  6,508         $  5,735         $ 22,280
                                      ========         ========         ========

Diluted earnings
  per share                           $   0.22         $   0.20         $   0.79
                                      ========         ========         ========

         In management's opinion, these unaudited consolidated pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition of PSMC had been effective at the beginning of the periods presented.

OTHER

         On July 2, 1999, the Company acquired certain assets that are used in the manufacture of photomasks from Harris Corporation (now known as Intersil) for $13.5 million. The transaction was accounted for as a purchase and accordingly, the excess of purchase price over the fair value of assets acquired of approximately $7.9 million was recorded as goodwill and is being amortized over fifteen years.

     On December 31, 1997, the Company acquired the internal photomask manufacturing operations of Motorola, Inc. ("Motorola") in Mesa, Arizona for $29 million in cash. The assets acquired include modern manufacturing systems, capable of supporting a wide range of photomask technologies. Additionally, the Company entered into a multi-year supply agreement whereby it will supply the photomask requirements previously provided by Motorola's internal operations. The acquisition was accounted for as a purchase and, accordingly, the acquisition price was allocated to property, plant and equipment as well as certain intangible assets based on relative fair value. The excess of purchase price over the fair value of assets acquired is being amortized over fifteen years. The Consolidated Statement of Earnings includes the results of the former Motorola photomask operations from December 31, 1997, the effective date of the acquisition.

NOTE 3 - INVESTMENTS

         There were no short-term investments as of October 31, 2000 and 1999.

         Investments consist of available-for-sale equity securities of publicly traded technology companies. The fair values of available-for-sale investments are based upon quoted market prices. The estimated fair value is based upon the financial condition and the operating results and projections of the investee and is considered to approximate cost. Unrealized gains on investments were determined as follows:

                                            October 31,       October 31,
                                               2000              1999
                                            -----------       -----------
Fair value                                    $12,797           $ 8,594
Cost                                            4,249             4,523
                                              -------           -------
                                                8,548             4,071
Less deferred income taxes                      3,248             1,547
                                              -------           -------
Net unrealized gains                          $ 5,300           $ 2,524
                                              =======           =======

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                            October 31,       October 31,
                                               2000              1999
                                            ----------        ----------
Land                                        $   4,438         $   3,937
Buildings and improvements                     45,701            38,800
Machinery and equipment                       529,237           449,554
Leasehold improvements                         14,801             9,443
Furniture, fixtures and office equipment       32,530            17,573
                                            ---------         ---------
                                              626,707           519,307
Less accumulated depreciation
 and amortization                             231,426           171,163
                                            ---------         ---------
                                            $ 395,281         $ 348,144
                                            =========         =========

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following:

                                            October 31,       October 31,
                                               2000              1999
                                            ----------        ----------
Goodwill                                     $ 52,220          $ 29,582
Other                                          16,430            15,677
                                             --------          --------
                                               68,650            45,259

Less accumulated amortization                   9,373             8,384
                                             --------          --------
                                             $ 59,277          $ 36,875
                                             ========          ========

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:

                                            October 31,       October 31,
                                               2000              1999
                                            ----------        ----------
Borrowings under revolving credit
 facilities                                  $ 68,675          $ 36,239

6% Convertible Subordinated Notes
 due June 1, 2004                             103,400           103,500

Secured notes payable                          31,144             9,402

Other                                             427               714
                                             --------          --------
                                              203,646           149,855

Less current portion                              849             1,574
                                             --------          --------
Long-term debt                               $202,797          $148,281
                                             ========          ========

     Long-term debt matures as follows: 2002 - $53; 2003 - $24,465; 2004 -
$172,137; 2005 - $6,130; years after 2005 - $12. The fair value of long-term debt not yet substantively extinguished is estimated based on the current rates offered to the Company and is not significantly different from carrying value, except that the fair value of the convertible subordinated notes, based upon the most recently reported trade as of October 31, 2000, amounted to $104.2 million.

     The Company has an unsecured revolving credit facility to provide for borrowings of up to $125 million at any time through November 2003. The Company is charged a commitment fee on the average unused amount of the available credit. At October 31, 2000, $56.3 million was available under this credit facility. The effective interest rate for fiscal 2000 was approximately 7.5%. The revolving credit facility was amended April 28, 2000, in order to obtain the lenders' consent to the Align-Rite and PSMC acquisitions, and to modify certain covenants and definitions in connection with the restructuring. The Company is subject to compliance with and maintenance of certain financial covenants and ratios set forth in the credit facility, as amended. Prior to the merger, Align-Rite maintained an aggregate $35 million line of credit agreement ("credit agreement") with a bank at a variable interest rate, equal to 1.50% above the bank's LIBOR rate. All outstanding balances under this credit agreement aggregating $32 million were repaid.

     On May 29, 1997, the Company sold $103.5 million of convertible subordinated notes, due in 2004, in a public offering. The notes bear interest at 6% per annum and are convertible at any time by the holders into 3.7 million shares of the Company's common stock, at a conversion price of $27.97 per share. The notes are redeemable at the Company's option, in whole or in part, at certain premiums decreasing through the maturity date. Interest is payable semi-annually.

     Secured notes payable consist primarily of collaterized equipment loans with interest rates ranging from approximately 6.0% to 8.0% and are repayable in monthly installments through December 2004.

     Cash paid for interest amounted to $11,724, $7,123 and $6,311 in 2000, 1999 and 1998, respectively.

NOTE 7 - EARNINGS PER SHARE

    A reconciliation of basic and diluted EPS follows:

                                                            Average    Earnings
                                                   Net      Shares       Per
                                                  Income  Outstanding   Share
                                                 -------  -----------  --------
2000:

      Basic                                       $10,176     28,761    $0.35
      Effect of potential dilution                                      ======
        from exercise of stock options(a)            --        1,070
                                                  -------    -------
      Diluted                                     $10,176     29,831    $0.34
                                                  =======    =======    =====


1999:
      Basic                                       $14,448     27,800    $0.52
      Effect of potential dilution                                      ======
        from exercise of stock options (a)           --          305
                                                  -------    -------
      Diluted                                     $14,448     28,105    $0.51
                                                  =======    =======    =====


1998:
      Basic                                       $26,582     28,123    $0.95
      Effect of potential dilution                                      ======
        from exercise of stock options
        and conversion of notes                     3,809      4,970
                                                  -------    -------
      Diluted                                     $30,391     33,093    $0.92
                                                  =======    =======    =====

     (a) The effect of the potential conversion of notes into 3.7 million shares of common stock for 2000 and 1999 is anti-dilutive.

NOTE 8 - INCOME TAXES

The provision for income taxes consists of the following:

                                         2000            1999            1998
                                       --------        --------        --------
Current:
           Federal                     $  1,344        $   (774)       $ 11,298
           State                             54             205           1,612
           Foreign                        2,051             819           1,911
                                       --------        --------        --------
                                          3,449             250          14,821
                                       --------        --------        --------
Deferred:
           Federal                        1,498           6,935           1,389
           State                            (12)            786            (223)
           Foreign                         (235)            383             301
                                       --------        --------        --------
                                          1,251           8,104           1,467
                                       --------        --------        --------
                                       $  4,700        $  8,354        $ 16,288
                                       ========        ========        ========

     The provision for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes as a result of the following:

                                          2000            1999            1998
                                        --------        --------        --------
U.S. Federal income tax at
  statutory rate of 35%                 $  5,413        $  7,981        $ 15,005

State income taxes, net of
  Federal benefit                             23             965           1,193
Other, net                                  (736)           (592)             90
                                        --------        --------        --------
                                        $  4,700        $  8,354        $ 16,288
                                        ========        ========        ========

     The Company's net deferred tax liability consists of the following:

                                        October 31,     October 31,
                                           2000            1999
                                        -----------     -----------
Deferred income tax liabilities:
   Property, plant and equipment         $ 24,902        $ 22,442
   Investments                              3,248           1,547
   Other                                    2,777           1,308
                                         --------        --------
     Total deferred tax liability          30,927          25,297
                                         --------        --------



Deferred income tax assets:
   Reserves not currently deductible        9,847           1,177
   Other                                    3,348           4,281
                                         --------        --------

         Total deferred tax asset          13,195           5,458
                                         --------        --------
   Net deferred tax liability            $ 17,732        $ 19,839
                                         ========        ========

     Cash paid for income taxes amounted to $ 0.9 million, $2.9 million and $17.0 million in 2000, 1999 and 1998, respectively.

NOTE 9 - EMPLOYEE STOCK PURCHASE AND OPTION PLANS

     In 2000, the shareholders approved the adoption of the 2000 Stock Option Plan which includes provisions allowing for the award of qualified and non-qualified stock options and the granting of restricted stock awards. A total of one million shares of common stock may be issued pursuant to options or restricted stock awards granted under the Plan. Restricted stock awards do not require the payment of any cash consideration by the recipient, but shares subject to an award may be forfeited unless conditions specified in the grant are satisfied.

     The Company has previously adopted other stock option plans under which incentive and non-qualified stock options and restricted stock awards may be granted. All plans provide that the exercise price may not be less than the fair market value of the common stock at the date the options are granted and limit the term of options granted to a maximum of ten years.

     The following table summarizes stock option activity for each of the three years ended under the plans:

                                 Stock Options             Exercise Prices
                                 -------------           --------------------
Balance at November 2, 1997        2,606,681             $  0.94   -  $ 21.97
     Granted                         875,825               11.00   -    31.44
     Exercised                      (329,389)               0.94   -    16.38
     Cancelled                       (96,875)               0.94   -    31.44
                                   ---------
Balance at November 1, 1998        3,056,242                0.94   -    31.44
     Granted                         359,106               11.91   -    25.88
     Exercised                      (430,660)               0.94   -    21.97
     Cancelled                      (156,488)               0.94   -    31.44
                                   ---------
Balance at October 31, 1999        2,828,200                0.94   -    31.44
     Granted                         848,281                0.94   -    31.44
     Exercised                      (646,464)               0.94   -    22.38
     Cancelled                      (236,351)               3.08   -    31.44
                                   ---------
Balance at October 31, 2000        2,793,666              $ 0.94   -  $ 31.44
                                   =========

     The following table summarizes information concerning currently outstanding and exercisable options as of October 31, 2000:

                                       Range of Exercise Prices
                           ------------------------------------------------
                           $0.94-$10.00     $10.00-$20.00     $20.00-$31.44
                           ------------     -------------     -------------
Outstanding:
  Number of options           476,995         1,038,618         1,278,053
  Weighted average
    remaining years               3.5               6.6               8.9
  Weighted average
    exercise price             $ 4.38           $ 12.79           $ 23.41

Exercisable:
  Number of options           476,995           806,450           174,734
  Weighted average
    exercise price             $ 4.38           $ 12.80           $ 23.09

     At October 31, 2000, 814,888 shares were available for grant and 1,458,179 shares were exercisable at a weighted average exercise price of $11.28.

     The Company has not recognized compensation expense in connection with stock option grants under the plans. However, had compensation expense been determined based on the fair value of the options on the grant dates, the Company's pro forma net income and earnings per share would have been reduced by approximately $1.4 million, or $0.05 per diluted share in 2000, by approximately $2.7 million, or $0.10 per diluted share in 1999, and by approximately $2.3 million, or $0.07 per diluted share in 1998. The weighted average fair value of options granted was $23.76 per share in 2000, $17.52 per share in 1999 and $6.78 per share in 1998. Fair value is estimated based on the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 68.8% in 2000, 67.1% in 1999, and 54.4% in 1998; and risk-free interest rates of 7.5% in 2000, 6.2% in 1999 and 4.4% in 1998.

     The Company maintains an Employee Stock Purchase Plan ("Purchase Plan"), under which 600,000 shares of common stock were reserved for issuance. The Purchase Plan enables eligible employees to subscribe, through payroll deductions, to purchase shares of the Company's common stock at a purchase price equal to 85% of the lower of the fair market value on the commencement date of the offering and the last day of the payroll payment period. At October 31, 2000, 408,683 shares had been issued and 62,429 shares were subject to outstanding subscriptions under the Purchase Plan.

NOTE 10 - EMPLOYEE BENEFIT PLANS

     The Company maintains a 401(k) Savings and Profit-Sharing Plan (the "Plan") which covers all domestic employees who have completed six months of service and are eighteen years of age or older. Under the terms of the Plan, an employee may contribute up to 15% of their compensation, which will be matched by the Company at 50% of the employee's contributions, which are not in excess of 4% of the employee's compensation. Employee and employer contributions vest fully upon contribution. Employer contributions amounted to $0.9 million in 2000, $0.6 million in 1999 and $0.3 million in 1998.

     The Company maintains a cafeteria plan to provide eligible domestic employees with the option to receive non-taxable medical, dental, disability and life insurance benefits. The cafeteria plan is offered to all active full-time domestic employees and their qualifying dependents. The Company's contribution amounted to $5.4 million in 2000, $4.5 million in 1999 and $3.3 million in 1998.

     Prior to the merger, Align-Rite had a qualified 401(k) Profit Sharing Plan (the "Profit Sharing Plan") available to all employees who met the Profit Sharing Plan's eligibility requirements. Align-Rite made contributions to the Profit Sharing Plan of approximately $0.1 million in 1999 and 1998.

     The Company's foreign subsidiaries maintain benefit plans for their employees, which vary by country. The obligations and cost of these plans are not significant to the Company.

NOTE 11 - LEASES

     The Company leases various real estate and equipment under non-cancelable operating leases. Rental expense under such leases amounted to $2.2 million in 2000, $4.9 million in 1999 and $5.2 million in 1998.

     Future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year amounted to $4.5 million at October 31, 2000, as follows:

           2001........$ 899             2004...........$  462
           2002........$ 609             2005...........$  464
           2003........$ 485             Thereafter.....$1,549

NOTE 12 - COMMITMENTS AND CONTINGENCIES

     At October 31, 2000, the Company had capital expenditure purchase commitments outstanding of approximately $50 million. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions, including collectibility of accounts receivable, depreciable lives and recoverability of property, plant and equipment, intangible assets and certain accrued liabilities. Actual results may differ from such estimates.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions, including collectability of accounts receivable, depreciable lives and recoverability of property, plant, equipment, intangible assets and certain accrued liabilities. Actual result may differ from such estimates.

     Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and temporary cash investments. The Company sells its products primarily to manufacturers in the semiconductor and computer industries in North America, Europe and Asia. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Historically, the Company has not incurred any significant credit-related losses.

NOTE 13 - SEGMENT INFORMATION

     The Company operates in a single industry segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors. In addition to its manufacturing facilities in the United States, the Company has operations in the United Kingdom, Germany, Singapore and Taiwan. The Company's 2000, 1999 and 1998 net sales, operating income (loss) and identifiable assets by geographic area were as follows:

                             Net              Operating            Identifiable
                            Sales           Income (Loss)             Assets
                          --------          -------------          ------------
2000:
North America             $240,013             $  9,599               $417,515
Europe                      59,211                7,143                 93,727
Asia                        31,988                4,030                 98,319
                          --------             --------               --------
                          $331,212             $ 20,772               $609,561
                          ========             ========               ========
1999:
North America             $216,342             $ 25,237               $364,818
Europe                      48,403                3,746                107,522
Asia                        12,650               (1,785)                29,969
                          --------             --------               --------
                          $277,395             $ 27,198               $502,309
                          ========             ========               ========
1998:
North America             $213,239             $ 36,821               $312,837
Europe                      39,262                4,740                 73,757
Asia                        16,792                3,431                 35,108
                          --------             --------               --------
                          $269,293             $ 44,992               $421,702
                          ========             ========               ========

     Approximately 4% of net domestic sales in 2000 were for delivery outside of the United States (5% in 1999 and 8% in 1998).

     During fiscal 2000, no single customer accounted for more than 10% of the Company's net sales. In fiscal 1999, two customers each represented approximately 10% of total net sales, and in fiscal 1998, one customer represented approximately 14% of total net sales.

NOTE 14 - COMPREHENSIVE INCOME (LOSS)

     The Company's comprehensive income as reported in the Consolidated Statement of Shareholders' Equity, consists of net earnings, and all changes in equity during a period except those resulting from investments by owners and distributions to owners, which are presented before-tax. The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Accumulated other comprehensive income (loss) consists of unrealized gains and losses on certain investments in equity securities and foreign currency translation adjustments. The related tax effects allocated to each component of other comprehensive income (loss) were as follows for the three years ended October 31, 2000:

                                            Before-Tax  Tax (Expense) Net-of-Tax
                                              Amount     or Benefit     Amount
                                             --------     --------     --------
2000:
Foreign currency translation
 adjustment                                  $(10,082)    $   --       $(10,082)
                                             --------     --------     --------

Unrealized gains on investments:
 Unrealized holding gains arising
   during the period                           10,499       (3,318)       7,181

 Less: reclassification adjustment
  for gains realized in
  net income                                   (6,430)       2,025       (4,405)
                                             --------     --------     --------
Net unrealized gains                            4,069       (1,293)       2,776
                                             --------     --------     --------
Other comprehensive loss                     $ (6,013)    $ (1,293)    $ (7,306)
                                             ========     ========     ========

1999:
Foreign currency translation
 adjustment                                  $ (2,125)    $   --       $ (2,125)
                                             --------     --------     --------

Unrealized gains on investments:
 Unrealized holding gains arising
   during the period                            4,574       (1,738)       2,836

 Less: reclassification adjustment
  for gains realized in
  net income                                   (2,385)         906       (1,479)
                                             --------     --------     --------

Net unrealized gains                            2,189         (832)       1,357
                                             --------     --------     --------
Other comprehensive income (loss)            $     64     $   (832)    $   (768)
                                             ========     ========     ========

1998:
Foreign currency translation
 adjustment                                  $ (1,310)    $   --       $ (1,310)
                                             --------     --------     --------

Unrealized losses on investments:
 Unrealized holding losses arising
   during the period                           (2,523)         959       (1,564)

 Less: reclassification adjustment
  for gains realized
   in net income                                 (838)         318         (520)
                                             --------     --------     --------
Net unrealized losses                          (3,361)       1,277       (2,084)
                                             --------     --------     --------
Other comprehensive income (loss)            $ (4,671)    $  1,277     $ (3,394)
                                             ========     ========     ========

NOTE 15 - RESTRUCTURING AND RELATED CHARGES

     During March 2000, the Company implemented a plan to consolidate its mature products group in order to increase capacity utilization, manufacturing efficiencies and customer service activities worldwide. Total restructuring and related charges associated with this consolidation plan of $17.5 million were recorded in the second quarter of 2000. Of the total charge, $9.1 million related to restructuring and $8.4 million related to the impairment of intangible assets.

     The significant components of the consolidation plan included the closing of the Company's Sunnyvale, California and Neuchatel, Switzerland manufacturing facilities and the consolidation and regionalization of sales and customer service functions. The Company anticipates that the closing of the Sunnyvale and Neuchatel facilities will maximize capacity utilization at its remaining mature products facilities. As part of the plan, the Company reduced its work force by approximately 125 employees. The restructuring charge of $9.1 million includes $1.5 million of cash charges for severance benefits paid to terminated employees which was disbursed over their entitlement period and $2.3 million for facilities closings and lease termination costs to be expended through the first quarter of 2001. Additionally, non-cash charges of $5.3 million approximated the carrying value primarily of fixed assets associated with the manufacturing consolidation based upon their expected disposition. Such assets, consisting principally of specialized manufacturing tools and equipment, were subsequently taken out of service.

     The charge also included $8.4 million related to the impairment in value of associated intangible assets. It was determined during the period that such assets no longer had future economic benefit to the Company because the anticipated undiscounted cumulative cash flows from these assets were insufficient to support their carrying value.

     In March 1998, the Company initiated a plan to optimize its North American manufacturing network. It reorganized its two California operations, and its Sunnyvale facility to the production of mature technology photomasks, and its Colorado Springs, Colorado photomask manufacturing operations into its other North American manufacturing facilities. The Company determined that its Large Area Mask (LAM) Division, which was also located in Colorado Springs, did not represent a long-term strategic fit with its core photomask business, and accordingly, announced its intention to sell the LAM Division. The Company recorded a $3.8 million charge in the second quarter of 1998 for the restructuring, including $3.3 million of non-cash charges to reduce the carrying value of LAM Division property, plant and equipment to its net realizable value based upon the estimated proceeds from the sale of the LAM Division business taken as a whole. Such assets, consisting principally of specialized manufacturing tools and equipment, had a carrying value of $3.6 million (prior to the write-down), remained in use and continued to be depreciated pending the disposition of the LAM division. The LAM division was sold in January 1999 without any additional effect on results of operations.

NOTE 16 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth certain unaudited quarterly financial data:

                               FIRST       SECOND       THIRD       FOURTH       YEAR
2000:

Net sales                     $ 72,585    $ 76,360     $ 85,595    $ 96,672    $331,212
Gross margin                    22,250      25,228       28,919      34,165     110,562
Net income (loss)                3,531      (5,302)       3,158       8,789      10,176

Earnings (loss) per share:
         Basic                $   0.13    ($  0.19)    $   0.11    $   0.30    $   0.35
         Diluted              $   0.13    ($  0.19)    $   0.11    $   0.29    $   0.34

1999:

Net sales                     $ 59,898    $ 66,503     $ 72,395    $ 78,599    $277,395
Gross margin                    16,141      19,596       22,577      25,614      83,928
Net income                       1,422       2,971        4,348       5,707      14,448

Earnings per share:

         Basic                $   0.05    $   0.11     $   0.16    $   0.21    $   0.52
         Diluted              $   0.05    $   0.11     $   0.16    $   0.20    $   0.51

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements on any accounting and financial disclosure matters between the Company and its independent certified public accountants for which a Form 8-K was required to be filed during the 24 months ended October 31, 2000 or for the period from October 31, 2000 to the date hereof.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

(A) The following documents are filed as part of this report:

     1)   Financial Statements

          Independent Auditors' Reports

          Consolidated Balance Sheet at October 31, 2000 and 1999

          Consolidated Statement of Earnings for the years ended October 31, 2000 and 1999, and November 1, 1998

          Consolidated Statement of Shareholders' Equity for the years ended October 31, 2000 and 1999, November 1, 1998

          Consolidated Statement of Cash Flows for the years ended October 31, 2000 and 1999 and November 1, 1998

          Notes to Consolidated Financial Statements

     2)   Financial Statement Schedules

          Schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     3)   Exhibits:  See Exhibits Index.

(B)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter ended October 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      PHOTRONICS, INC.
        (Registrant)


By    ROBERT J. BOLLO                            January 25, 2001
      Robert J. Bollo
      Senior Vice President
      Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By    CONSTANTINE S. MACRICOSTAS                 January 25, 2001
      Constantine S. Macricostas
      Chief Executive Officer and
      Chairman of the Board


By    ROBERT J. BOLLO                            January 25, 2001
      Robert J. Bollo
      Senior Vice President
      Chief Financial Officer


By    SEAN T. SMITH                              January 25, 2001
      Sean T. Smith
      Vice President
      Controller


By    WALTER M. FIEDEROWICZ                      January 25, 2001
      Walter M. Fiederowicz
      Director


By    JOSEPH A. FIORITA, JR.                     January 25, 2001
      Joseph A. Fiorita, Jr.
      Director


By    JAMES L. MAC DONALD                        January 25, 2001
      James L. Mac Donald
      President and Director


By    WILLEM D. MARIS                            January 25, 2001
      Willem D. Maris
      Director


By    MICHAEL J. YOMAZZO                         January 25, 2001
      Michael J. Yomazzo
      Vice Chairman and Director

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

10.15 Second Amendment to Loan Agreement dated as of December 20, 1991 by and among the Company, the Connecticut Development Authority and The Chase Manhattan Bank of Connecticut, N.A. (4)

10.16      Form of severance agreement between the Company and Mr. Macricostas.
           (8) +

10.17 Lease dated as of November 1, 1989 between the Company, MC3, Inc. and Alpha-Omega Associates. (8)

10.18 The Company's 2000 Stock Option Plan filed as Appendix A to the Company's Notice of Annual Meeting and Proxy Statement dated April 4, 2000 is incorporated herein by reference. +

10.19      The Company's 1992 Stock Option Plan. (5) +

10.20      The Company's 1992 Employee Stock Purchase Plan. (5)

10.21      The Company's 1994 Employee Stock Option Plan. (7) +

10.22 Form of Agreement regarding Life Insurance between the Company and each of Messrs. Macricostas, Yomazzo. (9) +

10.23 Credit Agreement between the Company and various lenders, dated November 19, 1998 was filed as Exhibit 10.21 to the Form 10-K of the Company for the fiscal year ended November 1, 1998 and is incorporated herein by reference.

10.24 First Amendment Agreement to Credit Agreement dated as of September 13, 1999 among the Company and various lenders was filed as Exhibit
           10.24 to the Company's Annual Report on Form 10-K for the year ended October 31, 1999 and is incorporated herein by reference.

10.25      The Company's 1996 Stock Option Plan. (11) +

10.26 Letter Agreement between the Company and Michael J. Yomazzo, dated October 10, 1997. (13) +

10.27 Consulting Agreement between the Company and Michael J. Yomazzo, dated October 10, 1997. (13) +

10.28 Consulting Agreement between the Company and Constantine S. Macricostas, dated October 10, 1997. (13) +

10.29 Form of Indenture between The Chase Manhattan Bank, as Trustee, and the Company relating to the 6% Convertible Subordinated Notes due June 1, 2004. (12)

10.30      The Company's 1998 Stock Option Plan. (14) +

10.31 Second Amendment Agreement dated as of April 28, 2000 among Photronics, Inc., the lenders party thereto, and the Chase Manhattan Bank, as administrative agent was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2000 and is incorporated herein by reference.

10.32 Employment Agreement dated July 17, 2000 between the Company and Robert J. Bollo. * +

10.33 Employment Agreement dated December 10, 1998 between the Company and Michael J. Yomazzo. * +

10.34 Employment Agreement dated March 31, 1995 between Align-Rite International, Inc. and James L. Mac Donald, filed as Exhibit 10.12 to Registration Statement No. 33-91978 on Form S-1, which is incorporated herein by reference. +

21         List of Subsidiaries. *

23.1       Consent of Deloitte & Touche LLP. *

23.2       Consent of PricewaterhouseCoopers LLP. *

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