Form 10-Q
period 2001-01-31
PHOTRONICS INC
filed 2001-03-15
CIK 810136

                        SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



         (Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001
                                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

                       Commission file number  0-15451
                                              ---------

                                PHOTRONICS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           CONNECTICUT                                        06-0854886
--------------------------------------------------------------------------------
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

   1061 EAST INDIANTOWN ROAD, JUPITER, FL                        33477
--------------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip Code)

                                 (561) 745-1222
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         Class                                   Outstanding at January 31, 2001
COMMON STOCK, $.01 PAR VALUE                              29,806,189 SHARES

                                PHOTRONICS, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheet
         at January 31, 2001 (unaudited) and
         October 31, 2000                                                  3 - 4

         Condensed Consolidated Statement of
         Earnings for the Three Months Ended
         January 31, 2001 (unaudited) and
         January 30, 2000 (unaudited)                                          5

         Condensed Consolidated Statement of
         Cash Flows for the Three Months Ended
         January 31, 2001 (unaudited) and
         January 30, 2000 (unaudited)                                          6

         Notes to Condensed Consolidated
         Financial Statements (unaudited)                                  7 - 9

Item 2.  Management's Discussion and Analysis
         of Results of Operations and
         Financial Condition                                             10 - 13



PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     13

PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                        PHOTRONICS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                     ASSETS

                                                          JANUARY 31,   OCTOBER 31,
                                                             2001         2000
                                                          -----------   -----------
                                                           (UNAUDITED)
Current assets:

         Cash and cash equivalents                         $ 34,671     $ 38,182

         Accounts receivable (less allowance
            for doubtful accounts of $812 in
            2001 and $881 in 2000)                           72,752       64,019

         Inventories                                         19,085       18,486

         Other current assets                                16,859       17,906
                                                           --------     --------
            Total current assets                            143,367      138,593

Property, plant and equipment
         (less accumulated depreciation of $246,945
          in 2001 and $231,426 in 2000)                     389,242      395,281

Intangible assets (less accumulated
         amortization of $10,491 in 2001 and
         $9,373 in 2000)                                     58,671       59,277

Investments and other assets                                 15,911       16,410
                                                           --------     --------
                                                           $607,191     $609,561
                                                           ========     ========



See accompanying notes to condensed consolidated financial statements.

                        PHOTRONICS, INC. AND SUBISIDARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                     JANUARY 31,   OCTOBER 31,
                                                        2001           2000
                                                     -----------   -----------
                                                     (UNAUDITED)

Current liabilities:
    Current portion of long-term debt               $     430      $     849
    Accounts payable                                   44,170         37,917
    Accrued salaries and wages                          5,424          5,264
    Other accrued liabilities                          11,943          7,539
                                                       ------          -----

         Total current liabilities                     61,967         51,569

Long-term debt                                        178,242        202,797

Deferred income taxes and other liabilities            34,686         34,089
                                                       ------         ------

         Total liabilities                            274,895        288,455
                                                      -------        -------

Minority interest                                      28,937         27,126

Commitments and contingencies

Shareholders' equity:
    Preferred stock, $0.01 par value,
       2,000 shares authorized,
       none issued and outstanding                         --             --

    Common stock, $0.01 par value,
       75,000 shares authorized,
       29,806 shares issued and
       outstanding in 2001 and 29,688
       issued and outstanding in 2000                     298            297

    Additional paid-in capital                        137,647        136,445

    Retained earnings                                 175,648        167,246

    Accumulated other comprehensive loss              (10,169)        (9,877)

    Deferred compensation on restricted stock             (65)          (131)
                                                    ---------      ---------
         Total shareholders' equity                   303,359        293,980
                                                    ---------      ---------
                                                    $ 607,191      $ 609,561
                                                    =========      =========

See accompanying notes to condensed consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)


                                                     THREE MONTHS ENDED
                                                  -------------------------
                                                  JANUARY 31,   JANUARY 30,
                                                     2001          2000
                                                  -----------   -----------
Net sales                                          $ 98,557      $ 72,585

Costs and expenses:
   Cost of sales                                     63,229        50,335
   Selling, general and administrative               13,474        10,740
   Research and development                           5,856         4,813
                                                      -----         -----
Operating income                                     15,998         6,697

Other expense, net                                   (2,776)       (1,179)
                                                     ------        ------

   Income before provision for income taxes
    and minority interest                            13,222         5,518

Provision for income taxes                            3,700         1,987
                                                      -----         -----

     Income before minority interest                  9,522         3,531

Minority interest in income of
 consolidated subsidiary                             (1,120)           --
                                                      -----         -----

Net income                                         $  8,402      $  3,531
                                                   ========      ========
Earnings per share:
   Basic                                           $   0.28      $   0.13
                                                   ========      ========
   Diluted                                         $   0.28      $   0.13
                                                   ========      ========
Weighted average number of common
 shares outstanding:
   Basic                                             29,714        27,875
                                                     ======        ======
   Diluted                                           34,147        28,115
                                                     ======        ======

See accompanying notes to condensed consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                       -------------------------
                                                       JANUARY 31,   JANUARY 30,
                                                           2001          2000
                                                       -----------   -----------
Cash flows from operating activities:
   Net income                                           $  8,402     $   3,531

   Adjustment to reconcile net income to net
     cash provided by (used in)
     operating activities:
       Depreciation and amortization                      17,653        12,614
       Other                                                 704        (1,667)
       Changes in assets and liabilities:
           Accounts receivable                            (7,415)         (426)
           Inventories                                      (437)       (1,384)
           Other current assets                            1,110          (856)
           Accounts payable and accrued liabilities       10,760       (13,925)
                                                        --------     ---------

Net cash provided by (used in) operating activities       30,777        (2,113)
                                                        --------     ---------
Cash flows from investing activities:
   Deposits on and purchases of property,
     plant and equipment                                 (13,782)      (15,825)
   Other                                                   4,347           445
                                                        --------     ---------
Net cash used in investing activities                     (9,435)      (15,380)
                                                        --------     ---------
Cash flows from financing activities:
   Repayment of long-term debt, net of proceeds          (24,987)        6,449
   Proceeds from issuance of common stock                    584         2,761
                                                        --------     ---------

Net cash provided by (used in) financing activities      (24,403)        9,210
                                                        --------     ---------
Effect of exchange rate changes on cash flows               (450)       (1,249)
                                                        --------     ---------
Net decrease in cash and cash equivalents                 (3,511)       (9,532)
Cash and cash equivalents at beginning of period          38,182        23,115
Adjustment related to Align-Rite's net cash flows
   from differences in fiscal reporting periods               --        (1,091)
                                                        --------     ---------

Cash and cash equivalents at end of period              $ 34,671     $  12,492
                                                        ========     =========

Cash paid during the period for:
    Interest                                            $  4,581      $  3,354
    Income taxes                                        $    155      $    421


See accompanying notes to condensed consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            THREE MONTHS ENDED JANUARY 31, 2001 AND JANUARY 30, 2000
                                   (UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

      The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001. Certain amounts in the Condensed Consolidated Financial Statements for prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2000.

NOTE 2 - BUSINESS COMBINATIONS

ALIGN-RITE MERGER

      On June 7, 2000, Photronics completed its merger with Align-Rite International, Inc. ("Align-Rite"), herein after collectively referred to as the Company. The merger constituted a tax-free reorganization and has been accounted for as a pooling-of-interests. The Condensed Consolidated Financial Statements for the three months ended January 31, 2001 and January 30, 2000 and the accompanying notes thereto reflect the Company's financial position, results of operations and cash flows as if Align-Rite had been a wholly-owned subsidiary of Photronics for all periods presented. The financial statement balances of Align-Rite have been reclassified to conform to Photronics' presentation.

ACQUISITION OF PSMC

      During fiscal year 2000, the Company acquired a majority share of Precision Semiconductor Mask Corporation (PSMC), a photomask manufacturer based in Taiwan, for approximately $63.4 million. The acquisition was accounted for as a purchase. The operating results of PSMC have been included in the Condensed Consolidated Statement of Earnings since June 20, 2000. Had the acquisition of PSMC occurred at the beginning of fiscal 2000, the unaudited pro forma condensed consolidated net sales for the three months ended January 30, 2000 would have been $76.6 million and the pro forma net income and earnings per share for the three months ended January 30, 2000 would have been $1.8 million and $0.06, respectively. In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition of PSMC had been effective at the beginning of the periods presented.

NOTE 3 - COMPREHENSIVE INCOME

      The following table summarizes comprehensive income for the three months ended January 31, 2001 and January 30, 2000:

                                                 JANUARY 31,   JANUARY 30,
                                                     2001         2000
                                                   -------      -------




Net income                                         $ 8,402      $ 3,531

Other comprehensive income (loss):
  Unrealized gains on investments                      142        3,041
  Foreign currency translation adjustments            (434)      (2,807)
                                                   -------      -------
                                                      (292)         234
                                                   -------      -------
Comprehensive income                               $ 8,110      $ 3,765
                                                   =======      =======

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

      A reconciliation of basic and diluted EPS for the three months ended January 31, 2001 and January 30, 2000, respectively, is as follows (in thousands, except per share amounts):


                                                     AVERAGE
                                            NET       SHARES      EARNINGS
                                           INCOME   OUTSTANDING  PER SHARE
                                           ------   -----------  ---------
2001:
   Basic                                   $8,402     29,714     $   0.28
   Effect of potential dilution                                  ========
    from exercise of stock options
    and conversion of notes                 1,077      4,433
                                           ------     ------
   Diluted                                 $9,479     34,147     $   0.28
                                           ======     ======     ========

2000:
   Basic                                   $3,531     27,875     $   0.13
   Effect of potential dilution                                  ========
    from exercise of stock options (a)         --        240
                                           ------     ------
   Diluted                                 $3,531     28,115     $   0.13
                                           ======     ======     ========

      (a) The effect of the conversion of notes for the three months ended January 30, 2000 is anti-dilutive.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of earnings or as other comprehensive income (loss) as a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company adopted SFAS No. 133, as amended by SFAS No. 138, in the first quarter of fiscal year 2001. This adoption did not have a material impact on the Company's financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                  OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

      On June 7, 2000, Photronics, Inc. ("Photronics" or the "Company"), completed its merger with Align-Rite International, Inc. ("Align-Rite), an independent publicly traded manufacturer of photomasks in the United States and Europe. The transaction was accounted for as a pooling-of-interests. The Condensed Consolidated Financial Statements, the accompanying notes and this management discussion and analysis have been restated to reflect the Company's financial position, results of operations and cash flows as if Align-Rite was a consolidated wholly-owned subsidiary of the Company for all periods presented.

      During fiscal year 2000, the Company acquired a majority share of Precision Semiconductor Mask Corporation (PSMC), a photomask manufacturer based in Taiwan, for approximately $63.4 million. The acquisition was accounted for as a purchase. The operating results of PSMC have been included in the Condensed Consolidated Statement of Earnings since June 20, 2000.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2001 VERSUS JANUARY 30, 2000

      The following table represents selected operating information expressed as a percentage of net sales:


                                        Three Months Ended
                                     -------------------------
                                     January 31,   January 30,
                                         2001         2000
                                     -----------   -----------

Net sales                              100.0%      100.0%

Cost of sales                           64.2        69.4
                                       ------      ------
Gross margin                            35.8        30.6

Selling, general and
   administrative expenses              13.7        14.8

Research and development
   expenses                              5.9         6.6
                                       ------      ------
Operating income                        16.2%        9.2%
                                       ======      ======





      Net sales for the three months ended January 31, 2001 increased 35.8% to $98.6 million compared with $72.6 million for the corresponding prior year period. In addition to the Company's new Taiwan operation, the increase resulted from an improved mix of high-end, higher priced products across all geographic regions, increased unit volume, and continued international expansion. International operations accounted for 32.7% of sales for the three months ended January 31, 2001 compared to 23.6% in the corresponding prior year period.

      Gross margins for the three months ended January 31, 2001 increased to 35.8% compared to 30.6% for the corresponding prior year period. The increase in gross margins is attributable to a greater mix of high-end technology products and increased capacity utilization. The increase was partially offset by lower margins currently being experienced at the new Taiwan operation.

      Selling, general and administrative expenses increased 25.5% to $13.5 million for the three months ended January 31, 2001, compared with $10.7 million for the same period in the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses decreased to 13.7% compared to 14.8% for the same period in the prior fiscal year. The higher expenses in 2001 were due principally to costs associated with the Company's expansion, both domestically and internationally, including costs incurred in Taiwan, and growth of the Company's information technology infrastructure.

      Research and development expenses for the three months ended January 31, 2001, increased 21.7% to $5.9 million compared with $4.8 million for the same period in the prior fiscal year. This increase reflects the continuing development efforts on high-end, more complex photomasks such as phase shift, optical proximity correction and next generation lithography applications. Research and development was 5.9% of net sales for the three months ended January 31, 2001, compared to 6.6% in the corresponding prior year period.

      Net other expense of $2.8 million for the three months ended January 31, 2001 increased $1.6 million compared to the three months ended January 30, 2000. The increase is primarily attributable to increased interest costs associated with increased borrowings, principally for the PSMC acquisition, and higher effective borrowing rates.

      Minority interest of $1.1 million for the three months ended January 31, 2001 reflects the minority interest in earnings of the Company's subsidiary in Taiwan.

      Net income for the three months ended January 31, 2001, increased to $8.4 million or $0.28 per basic and diluted share. These amounts compare to $3.5 million, or $0.13 per basic and diluted share, for the corresponding prior year period.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital at January 31, 2001 was $81.4 million compared to $87.0 million at October 31, 2000. The decrease in working capital is due primarily to lower cash balances resulting from repayments of borrowings under the Company's unsecured revolving credit line, together with higher accounts payable balances. Cash and cash equivalents at January 31, 2001 were $34.7 million compared to $38.2 million at October 31, 2000. Cash provided by operating activities for the three months ended January 31, 2001 amounted to $30.8 million compared to cash used in operating activities of $2.1 million for the three months ended January 30, 2000. This increase is primarily attributable to higher income before depreciation and amortization charges and the net change in assets and liabilities principally due to the timing of progress payments for capital equipment coming due during the respective periods.

      Cash used in investing activities of $9.4 million consisted principally of capital equipment purchases.

      Cash flows used in financing activities of $24.4 million included net repayments of borrowings of $25.0 million partially offset by $0.6 million in proceeds from the exercise of employee stock options.

      The Company is subject to compliance with and maintenance of certain financial covenants and ratios set forth in its unsecured revolving credit facility, as amended. The Company had $46.6 million of outstanding borrowings and $78.4 million available under the revolving credit facility at January 31, 2001.

      Photronics' commitments represent investments in additional manufacturing capacity as well as advanced equipment for the production of high-end, more complex photomasks. As of March 1, 2001, Photronics had commitments outstanding for capital expenditures of approximately $70.0 million. Additional commitments for capital expenditures are expected to be incurred during fiscal 2001. Photronics will continue to use its working capital and bank lines of credit to finance its capital expenditures. Photronics believes that its currently available resources, together with its capacity for substantial growth and its access to other debt and equity financing sources, are sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the foreseeable future.

EFFECT OF NEW ACCOUNTING STANDARDS

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of earnings or as other comprehensive income (loss) as a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company adopted SFAS No. 133, as amended by SFAS No. 138, in the first quarter of fiscal year 2001. This adoption did not have a material impact on its financial statements.

      In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101, as amended, is required to be adopted by the Company no later than the fourth fiscal quarter of fiscal 2001. The Company's adoption of SAB No. 101 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

FORWARD LOOKING INFORMATION

      Certain statements in this report are considered "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. For a description of the factors that could cause the actual results of the Company to be materially different from those projected, please review the Company's SEC reports that detail these risks and uncertainties and the section captioned "Forward Looking Information" contained in the Company's Annual Report on Form 10-K for the year ended October 31, 2000. Any forward looking statements should be considered in light of these factors.

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


DATE:  MARCH 15, 2001