Form 10-Q
period 2001-04-30
PHOTRONICS INC
filed 2001-06-14
CIK 810136

                        SECURITES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended........April 30, 2001.........

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from..............to..............

                       Commission file number...0-15451...

                              ...PHOTRONICS, INC...
             (Exact name of registrant as specified in its charter)

       ...CONNECTICUT...                                    ...06-0854886...
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

 ...1061 EAST INDIANTOWN ROAD, JUPITER, FL...                   ...33477...
 (Address of principal executive offices)                      (Zip Code)

                              ...(561) 745-1222...
              (Registrant's telephone number, including area code)

               ...................................................
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

           Class                                  Outstanding at June 5, 2001
COMMON STOCK, $.01 PAR VALUE                           29,986,517 SHARES

                                PHOTRONICS, INC.

                                AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheet
         at April 30, 2001 (unaudited) and
         October 31, 2000                                                  3 - 4

         Condensed Consolidated Statement of
         Operations for the Three and Six Months
         Ended April 30, 2001 (unaudited) and
         April 30, 2000 (unaudited)                                            5

         Condensed Consolidated Statement of
         Cash Flows for the Six Months Ended
         April 30, 2001 (unaudited) and
         April 30, 2000 (unaudited)                                            6

         Notes to Condensed Consolidated
         Financial Statements (unaudited)                                 7 - 10


Item 2.  Management's Discussion and Analysis
         of Results of Operations and
         Financial Condition                                             10 - 14

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 6.  Exhibits and Reports on Form 8-K                                     15

PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        PHOTRONICS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                     ASSETS

                                                            APRIL 30,  OCTOBER 31,
                                                              2001        2000
                                                            --------    --------
                                                          (UNAUDITED)
Current assets:

         Cash and cash equivalents                          $ 25,187    $ 38,182

         Accounts receivable (less allowance
          for doubtful accounts of $753
          in 2001 and $881 in 2000)                           69,590      64,019

         Inventories                                          20,201      18,486

         Deferred income taxes and
          other current assets                                24,425      17,906
                                                            --------    --------
            Total current assets                             139,403     138,593

Property, plant and equipment
         (less accumulated depreciation of $241,465
          in 2001 and $231,426 in 2000)                      361,519     395,281

Intangible assets (less accumulated
         amortization of $10,293 in 2001 and
         $9,373 in 2000)                                      52,918      59,277

Investments and other assets                                  21,221      16,410
                                                            --------    --------
                                                            $575,061    $609,561
                                                            ========    ========

See accompanying notes to condensed consolidated financial statements.

                        PHOTRONICS, INC. AND SUBISIDARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       APRIL 30,     OCTOBER 31,
                                                         2001           2000
                                                       ---------      ---------
                                                      (UNAUDITED)
Current liabilities:
    Current portion of long-term debt                  $     940      $     849
    Accounts payable                                      33,173         37,917
    Accrued salaries and wages                             5,114          5,264
    Other accrued liabilities                             20,777          7,539
                                                       ---------      ---------
         Total current liabilities                        60,004         51,569

Long-term debt                                           168,602        202,797

Deferred income taxes and other liabilities               33,401         34,089
                                                       ---------      ---------
         Total liabilities                               262,007        288,455
                                                       ---------      ---------

Minority interest                                         29,093         27,126

Commitments and contingencies

Shareholders' equity:
    Preferred stock, $0.01 par value,
       2,000 shares authorized,
       none issued and outstanding                            --             --

    Common stock, $0.01 par value,
       75,000 shares authorized,
       29,967 shares issued and
       outstanding in 2001 and 29,688
       issued and outstanding in 2000                        300            297

    Additional paid-in capital                           141,747        136,445

    Retained earnings                                    159,457        167,246

    Accumulated other comprehensive loss                 (17,543)        (9,877)

    Deferred compensation on restricted stock                 --           (131)
                                                       ---------      ---------
         Total shareholders' equity                      283,961        293,980
                                                       ---------      ---------
                                                       $ 575,061      $ 609,561
                                                       =========      =========

See accompanying notes to condensed consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        ----------------------    ----------------------
                                                        APRIL 30,    APRIL 30,    APRIL 30,    APRIL 30,
                                                           2001         2000         2001         2000
                                                        ---------    ---------    ---------    ---------
Net sales                                               $ 100,572    $  76,360    $ 199,129    $ 148,945

Costs and expenses:

   Cost of sales                                           64,235       51,132      127,464      101,467

   Selling, general and administrative                     13,137       10,688       26,611       21,428

   Research and development                                 6,130        4,924       11,986        9,737

   Consolidation, restructuring and
     related charges                                       38,100       17,500       38,100       17,500
                                                        ---------    ---------    ---------    ---------
Operating income (loss)                                   (21,030)      (7,884)      (5,032)      (1,187)

Other expenses, net                                        (1,837)        (205)      (4,613)      (1,384)
                                                        ---------    ---------    ---------    ---------
   Income (loss) before income taxes
    and minority interest                                 (22,867)      (8,089)      (9,645)      (2,571)

Provision (benefit) for income taxes                       (8,200)      (2,787)      (4,500)        (800)
                                                        ---------    ---------    ---------    ---------
   Income (loss) before minority interest                 (14,667)      (5,302)      (5,145)      (1,771)

Minority interest in income of
  consolidated subsidiary                                  (1,524)          --       (2,644)          --
                                                        ---------    ---------    ---------    ---------

Net income (loss)                                       $ (16,191)   $  (5,302)   $  (7,789)   $  (1,771)
                                                        =========    =========    =========    =========

Earnings (loss) per share:

    Basic                                               $   (0.54)   $   (0.19)   $   (0.26)   $   (0.06)
                                                        =========    =========    =========    =========

    Diluted                                             $   (0.54)   $   (0.19)   $   (0.26)   $   (0.06)
                                                        =========    =========    =========    =========

Weighted average number of common shares outstanding:

    Basic                                                  29,908       28,249       29,811       28,062
                                                        =========    =========    =========    =========

    Diluted                                                29,908       28,249       29,811       28,062
                                                        =========    =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                          --------------------
                                                          APRIL 30,   APRIL 30,
                                                            2001        2000
                                                          --------    --------
Cash flows from operating activities:
   Net loss                                               $ (7,789)   $ (1,771)

   Adjustment to reconcile net loss to net
     cash provided by operating activities:
       Depreciation and amortization                        35,581      25,341
       Deferred taxes and other                             (7,817)     (4,992)
       Consolidation, restructuring and related charges     38,100      17,500
       Changes in assets and liabilities:
           Accounts receivable                              (5,507)     (1,072)
           Inventories                                      (1,654)      1,689
           Other current assets                              1,000      (5,714)
           Accounts payable and accrued liabilities          8,055     (22,530)
                                                          --------    --------
Net cash provided by operating activities                   59,969       8,451
                                                          --------    --------
Cash flows from investing activities:

   Investment in photomask operations                      (12,689)    (31,500)
   Deposits on and purchases of property,
     plant and equipment                                   (28,886)    (19,612)
   Other                                                       667        (938)
                                                          --------    --------
Net cash used in investing activities                      (40,908)    (52,050)
                                                          --------    --------
Cash flows from financing activities:
   Borrowings (repayments) of long term debt               (34,016)     32,889
   Proceeds from issuance of common stock                    3,577       4,993
                                                          --------    --------
Net cash provided by (used in) financing activities        (30,439)     37,882
                                                          --------    --------
Effect of exchange rate changes on cash flows               (1,617)     (1,714)
                                                          --------    --------
Net decrease in cash and cash equivalents                  (12,995)     (7,431)
Cash and cash equivalents at beginning of period            38,182      23,115
Adjustment related to Align-Rite's net cash flows
   from differences in fiscal reporting periods                 --          90
                                                          --------    --------
Cash and cash equivalents at end of period                $ 25,187    $ 15,774
                                                          ========    ========

Cash paid during the period for:
    Interest                                              $  5,435    $  4,263
    Income taxes                                          $    156    $    909

See accompanying notes to condensed consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               THREE AND SIX MONTHS ENDED APRIL 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001. Certain amounts in the Condensed Consolidated Financial Statements for prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2000.

NOTE 2 - BUSINESS COMBINATIONS

ALIGN-RITE MERGER

         On June 7, 2000, Photronics completed its merger with Align-Rite International, Inc. ("Align-Rite"), hereinafter collectively referred to as the Company. The merger constituted a tax-free reorganization and has been accounted for as a pooling-of-interests. The Condensed Consolidated Financial Statements for the three and six months ended April 30, 2001 and 2000 and the accompanying notes thereto reflect the Company's financial position, results of operations and cash flows as if Align-Rite had been a wholly-owned subsidiary of Photronics for all periods presented. The financial statement balances of Align-Rite have been reclassified to conform to Photronics' presentation.

ACQUISITION OF PSMC

         During fiscal year 2000, the Company acquired a majority share of Precision Semiconductor Mask Corporation (PSMC), a photomask manufacturer based in Taiwan, for approximately $63.4 million. The acquisition was accounted for as a purchase. The operating results of PSMC have been included in the Condensed Consolidated Statement of Operations since June 20, 2000. Had the acquisition of PSMC occurred at the beginning of fiscal 2000, the unaudited pro forma condensed consolidated net sales for the three and six months ended April 30, 2000 would have been $82.1 million and $158.7 million, respectively, and the pro forma net loss and loss per diluted share for the three and six months ended April 30, 2000 would have been $7.6 million and $5.8 million, respectively, and $0.27 and $0.21, respectively. In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition of PSMC had been effective at the beginning of the periods presented.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

         The following table summarizes comprehensive income (loss) for the three and six months ended April 30, 2001 and 2000:

                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                             -----------------------         ---------------------
                                             APRIL 30,     APRIL 30,         APRIL 30,    APRIL 30,
                                               2001          2000              2001         2000
                                             ---------     ---------         ---------    --------
Net loss                                     $(16,191)     $ (5,302)         $ (7,789)     $(1,771)

Other comprehensive loss:
  Unrealized gains (losses) on investments     (1,633)          (88)           (1,491)       2,953
  Foreign currency translation adjustments     (5,741)         (297)           (6,175)      (3,104)
                                             --------      --------          --------     --------
                                               (7,374)         (385)           (7,666)        (151)
                                             --------      --------          --------     --------
                                             $(23,565)     $ (5,687)         $(15,455)     $(1,922)
                                             ========      ========          ========     ========

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

         A reconciliation of basic and diluted EPS for the three and six months ended April 30, 2001 and 2000, respectively, is as follows (in thousands, except per share amounts):

                                    NET             AVERAGE           EARNINGS
                                   INCOME           SHARES             (LOSS)
                                   (LOSS)         OUTSTANDING         PER SHARE
                                   ------         ------------        ---------
THREE MONTHS
2001:
Basic and diluted (a)             $(16,191)          29,908             $(0.54)
                                  ========           ======             ======
2000:
Basic and diluted (a)             $ (5,302)          28,249             $(0.19)
                                  ========           ======             ======

SIX MONTHS
2001:
Basic and diluted (a)             $ (7,789)          29,811             $(0.26)
                                  ========           ======             ======
2000:
Basic and diluted (a)             $ (1,771)          28,062             $(0.06)
                                  ========           ======             ======

         (a) The effect of the conversion of the convertible subordinated notes and stock options for the three and six months ended April 30, 2001 and 2000 is anti-dilutive.

NOTE 5 - CONSOLIDATION, RESTRUCTURING AND RELATED CHARGES

         In April 2001, the Company announced a plan to consolidate ("the consolidation plan") its global photomask manufacturing network in order to increase capacity utilization and manufacturing efficiencies, as well as to accelerate the expansion of its world-class technology development. The Company initiated the consolidation plan as the final phase of its June 2000 merger with Align-Rite. Total consolidation and related charges associated with this plan of $38.1 million were recorded in the second quarter of 2001. Of the total charge, $30.6 million related to the consolidation plan and $7.5 million related to the impairment of intangible assets.

         The significant components of the consolidation plan include the closing of the former Align-Rite manufacturing facilities in Burbank, California, Palm Bay, Florida and Heilbronn, Germany over the next twelve months. The Company anticipates that the closing of these facilities will maximize capacity utilization at its remaining facilities. In addition, the Company will be relocating its Northern California operations to a new, state-of-the-art manufacturing facility in the Silicon Valley region. As part of the plan, the Company will reduce its work force by approximately 125 employees.

         The consolidation charge of $30.6 million includes: $4.0 million of cash charges for severance benefits for terminated employees that will be paid during their entitlement periods; $4.5 million for facilities closings and lease termination costs that will be expended over the projected lease terms; and non-cash charges of $22.1 million that approximate the carrying value of fixed assets that are primarily associated with the consolidation plan based upon their expected disposition.

         The charges also included $7.5 million that are related to the impairment in value of associated intangible assets. It was determined during the period that such assets no longer had any future economic benefit to the Company because the anticipated undiscounted cumulative cash flows from these assets were insufficient to support their carrying value.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are reported in the Statement of Operations or as other comprehensive income (loss) as a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company adopted SFAS No. 133, as amended by SFAS No. 138, in the first quarter of fiscal year 2001. The adoption did not have a material impact on the Company's financial statements.

NOTE 7 - SUBSEQUENT EVENTS

         On June 12, 2001, the Company's $125 million unsecured revolving credit facility was amended in order to modify certain financial covenants and definitions in connection with the consolidation plan. The Company is subject to compliance with and maintenance of certain financial covenants and ratios set forth in the credit facility, as amended.

         In June 2001, the Company announced it had acquired additional shares of PKL Co., Ltd. ("PKL"), an independent photomask supplier in Korea. The Company now owns approximately 23% of PKL. As of April 30, 2001 the Company owned approximately 14% of PKL.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

         On June 7, 2000, Photronics, Inc. ("Photronics" or the "Company"), completed its merger with Align-Rite International, Inc. ("Align-Rite"), an independent publicly traded manufacturer of photomasks in the United States and Europe. The transaction was accounted for as a pooling-of-interests. The Condensed Consolidated Financial Statements, the accompanying notes and this management discussion and analysis have been restated to reflect the Company's financial results of operations and cash flows as if Align-Rite was a consolidated wholly-owned subsidiary of the Company for all periods presented.

         During fiscal year 2000, the Company acquired a majority share of Precision Semiconductor Mask Corporation (PSMC), a photomask manufacturer based in Taiwan, for approximately $63.4 million. The acquisition was accounted for as a purchase. The operating results of PSMC have been included in the Condensed Consolidated Statement of Operations since June 20, 2000.

         In April 2001, the Company announced a plan to consolidate ("the consolidation plan") its global photomask manufacturing network in order to increase capacity utilization and manufacturing efficiencies, as well as to accelerate the expansion of its world-class technology development. The Company initiated the consolidation plan as the final phase of its June 2000 merger with Align-Rite. Total consolidation and related charges associated with this plan of $38.1 million were recorded in the second quarter of 2001. Of the total charge, $30.6 million related to the consolidation plan and $7.5 million related to the impairment of intangible assets.

         The significant components of the consolidation plan include the closing of the former Align-Rite manufacturing facilities in Burbank, California, Palm Bay, Florida and Heilbronn, Germany over the next twelve months. The Company anticipates that the closing of these facilities will maximize capacity utilization at its remaining facilities. In addition, the Company will be relocating its Northern California operations to a new, state-of-the-art manufacturing facility in the Silicon Valley region. As part of the plan, the Company will reduce its work force by approximately 125 employees.

         The consolidation charge of $30.6 million includes: $4.0 million of cash charges for severance benefits for terminated employees that will be paid over their entitlement periods; $4.5 million for facilities closings and lease termination costs that will be expended over the projected lease terms; and non-cash charges of $22.1 million that approximate the carrying value of fixed assets that are primarily associated with the consolidation plan based upon their expected disposition.

         The charges also included $7.5 million that are related to the impairment in value of associated intangible assets. It was determined during the period that such assets no longer had any future economic benefit to the Company because the anticipated undiscounted cumulative cash flows from these assets were insufficient to support their carrying value.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED APRIL 30, 2001 VERSUS APRIL 30, 2000

         The following tables represent selected financial information, expressed as a percentage of net sales and pro forma earnings per diluted share, respectively:

                                                Three Months Ended         Six Months Ended
                                               ---------------------     ---------------------
                                               April 30,    April 30,    April 30,    April 30,
                                                 2001         2000         2001         2000
                                               --------     --------     --------     --------
Net sales                                         100.0%       100.0%       100.0%       100.0%

Cost of sales                                      63.9         67.0         64.0         68.1
                                               --------     --------     --------     --------
Gross margin                                       36.1         33.0         36.0         31.9

Selling, general and
  administrative expenses                          13.0         14.0         13.4         14.4

Research and development
  expenses                                          6.1          6.4          6.0          6.5
                                               --------     --------     --------     --------
Operating income before
  consolidation, restructuring
  and related charges                              17.0%        12.6%        16.6%        11.0%
                                               ========     ========     ========     ========

Pro forma earnings (loss) per diluted share:

Net income, excluding consolidation
  restructuring and related
  charges                                      $   0.32     $   0.21     $   0.60     $   0.33

Impact of consolidation,
  restructuring and related
  charges                                         (0.75)       (0.34)       (0.75)       (0.34)
                                               --------     --------     --------     --------

Net loss                                       $  (0.43)    $  (0.13)    $  (0.15)    $  (0.01)
                                               ========     ========     ========     ========

         Net sales for the three and six months ended April 30, 2001 increased 31.7% to $100.6 million and 33.7% to $199.1 million, respectively, compared to $76.4 million and $148.9 million for the corresponding prior year periods. The increases for the three and six months ended April 30, 2001 were due to the addition of the Company's new Taiwan operation, an increase in unit volumes, market share gains and higher average selling prices resulting from an improved mix of high-end technology products. International operations accounted for 39.9% and 38.0% of sales for the three and six months ended April 30, 2001 compared to 27.6% and 28.0% in the corresponding prior year periods.

         Gross margins for the three and six months ended April 30, 2001 increased to 36.1% and 36.0%, respectively, compared to 33.0% and 31.9% for the corresponding prior year periods. The gross margin increases were attributable to higher utilization of our fixed equipment cost base, as well as a greater mix of higher margin products.

         Selling, general and administrative expenses increased 22.9% to $13.1 million and 24.2% to $26.6 million for the three and six months ended April 30, 2001, respectively, compared with $10.7 million and $21.4 million for the same periods in the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses decreased to 13.0% and 13.4%, respectively, compared with 14.0% and 14.4% for the same periods in the prior fiscal year. The higher expenses for the three and six months ended April 30, 2001 were principally due to costs associated with the Company's expansion, both domestically and internationally, including costs incurred in Taiwan, and growth of the Company's information technology infrastructure.

         Research and development expenses increased 24.5% to $6.1 million and 23.1% to $12.0 million for the three and six months ended April 30, 2001, respectively, compared with $4.9 million and $9.7 million for the same periods in the prior fiscal year. As a percentage of net sales, research and development expenses decreased to 6.1% and 6.0%, respectively, compared with 6.4% and 6.5% for the same periods in the prior fiscal year. This increase in costs reflects the continuing development efforts of advanced, sub-wavelength reticle solutions, primarily in the United States, Taiwan and Next Generation Lithography (NGL) applications.

         Net other expenses of $1.8 million and $4.6 million for the three and six months ended April 30, 2001, respectively, increased $1.6 million and $3.2 million, respectively, as a result of higher interest costs, principally resulting from borrowings in connection with the PSMC acquisition. In addition, other income for the three and six months ended April 30, 2000 included $3.6 million and $5.3 million, respectively, of investment income from the sales of securities.

         Minority interest for the three and six months ended April 30, 2001 was $1.5 million and $2.6 million, respectively, and reflects the minority interest in earnings of the Company's subsidiary in Taiwan.

         Net loss for the three and six months ended April 30, 2001, increased to $16.2 million and $7.8 million, respectively, or $0.54 and $0.26 per basic and diluted share. These amounts compare to $5.3 million, or $0.19 per basic and diluted share, and $1.8 million, or $0.06 per basic and diluted share, for the corresponding prior year periods. Fiscal year 2001 includes the effect of the consolidation and related charges amounting to $26.1 million after tax, or $0.75 per diluted share. Fiscal year 2000 includes the effect of the restructuring and related charges amounting to $14.8 million after tax, or $0.34 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at April 30, 2001 was $79.4 million compared to $87.0 million at October 31, 2000. The decrease in working capital is due primarily to lower cash balances resulting from repayments of borrowings under the Company's unsecured revolving credit line, together with higher accounts payable balances. Cash and cash equivalents at April 30, 2001 were $25.2 million compared to $38.2 million at October 31, 2000. Cash provided by operating activities for the six months ended April 30, 2001 amounted to $60.0 million compared to $8.5 million in the corresponding prior year period. This increase is primarily attributable to higher income in 2001 before depreciation, amortization and restructuring charges and the net change in working capital principally due to the timing of progress payments for capital equipment coming due during the respective periods.

         Cash used in investing activities of $40.9 million consisted principally of capital equipment purchases and additional investments in Asian photomask companies.

         Cash used in financing activities of $30.4 million included net repayments of borrowings of $34.0 million, partially offset by $3.6 million of proceeds from the exercise of employee stock options.

         On June 12, 2001, the Company's $125 million unsecured revolving credit facility was amended in order to modify certain financial covenants and definitions in connection with the consolidation plan. The Company is subject to compliance with and maintenance of certain financial covenants and ratios set forth in the credit facility, as amended. The Company had $36.8 million of outstanding borrowings and $88.2 million available under the revolving credit facility at April 30, 2001.

         Photronics' commitments represent investments in additional manufacturing capacity as well as advanced equipment for the production of high-end, more complex photomasks. At April 30, 2001, Photronics had commitments outstanding for capital expenditures of approximately $90 million. Additional commitments for capital requirements are expected to be incurred during fiscal 2001. Photronics will continue to use its working capital and bank lines of credit to finance its capital expenditures. Photronics believes that its currently available resources, together with its capacity for substantial growth and its access to other debt and equity financing sources, are sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the foreseeable future.

EFFECT OF NEW ACCOUNTING STANDARDS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are reported in the statement of operations or as other comprehensive income (loss) as a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company adopted SFAS No. 133, as amended by SFAS No. 138, in the first quarter of fiscal year 2001. The adoption did not have a material impact on the Company's financial statements.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                  (a) The matters set forth in this Item 4 were submitted to a vote of security holders of the Company at an Annual Meeting of Shareholders held on March 21, 2001.

                  (b) The following directors, constituting the entire Board of Directors, were elected at the Annual Meeting of Shareholders held on March 21, 2001. Also indicated are the affirmative, negative and authority withheld votes for each director.

                                                                      AUTHORITY
                                                  FOR       AGAINST    WITHHELD
                                              ----------    -------    --------
                 Walter M. Fiederowicz        25,438,433       -        304,032
                 Joseph A. Fiorita, Jr.       25,438,093       -        304,372
                 James L. Mac Donald          25,470,498       -        271,967
                 Constantine S. Macricostas   25,431,010       -        311,455
                 Willem D. Maris              25,470,987       -        271,478
                 Michael J. Yomazzo           25,399,201       -        343,264

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           See Exhibits Index.

                  (b)      Reports on Form 8-K

                           During the quarter for which this report is filed, the Company filed a Form 8-K dated May 3, 2001 reporting information under Item 5.

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

DATE: JUNE 12, 2001

                                  EXHBITS INDEX

EXHIBIT NO.                DESCRIPTION
-----------                -----------

10.1 Third Amendment Agreement dated as of June 12, 2001 among Photronics, Inc., the lenders party thereto, the Chase Manhattan Bank, as Administrative Agent, and The Bank of New York, as Documentation Agent.