Form 10-Q
period 2001-07-31
PHOTRONICS INC
filed 2001-09-14
CIK 810136

                        SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



      (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        July 31, 2001
                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to___________

                       Commission file number  0-15451
                                               -------

                                 PHOTRONICS, INC
                              ---------------------
             (Exact name of registrant as specified in its charter)

         CONNECTICUT                                           06-0854886
      -----------------                                     ----------------
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

 1061 EAST INDIANTOWN ROAD, JUPITER, FL                           33477
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

                                 (561) 745-1222
                              --------------------
              (Registrant's telephone number, including area code)


               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                        ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



         Class                                    Outstanding at August 23, 2001
COMMON STOCK, $.01 PAR VALUE                              29,991,000 SHARES


                                PHOTRONICS, INC.
                                AND SUBSIDIARIES


                                      INDEX



                                                                                PAGE
PART I.           FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheet
                  at July 31, 2001 (unaudited) and
                  October 31, 2000                                              3 - 4

                  Condensed Consolidated Statement of
                  Operations for the Three and Nine Months
                  Ended July 31, 2001 (unaudited) and
                  July 31, 2000 (unaudited)                                         5

                  Condensed Consolidated Statement of
                  Cash Flows for the Nine Months Ended
                  July 31, 2001 (unaudited) and
                  July 31, 2000 (unaudited)                                         6

                  Notes to Condensed Consolidated
                  Financial Statements (unaudited)                             7 - 10

Item 2.           Management's Discussion and Analysis
                  of Results of Operations and
                  Financial Condition                                         10 - 15


PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports                                             15


PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                        PHOTRONICS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                     ASSETS



                                                                    JULY 31,       OCTOBER 31,
                                                                      2001             2000
                                                                  -----------      -----------
                                                                  (UNAUDITED)
Current assets:

         Cash, cash equivalents
          and short term investments                               $  24,706       $  38,182


         Accounts receivable (less allowance
          for doubtful accounts of $771
          in 2001 and $881 in 2000)                                   63,110          64,019

         Inventories                                                  18,028          18,486

         Deferred income taxes and
          other current assets                                        24,604          17,906
                                                                   ---------       ---------
            Total current assets                                     130,448         138,593

Property, plant and equipment
 (less accumulated depreciation of $269,883
  in 2001 and $231,426 in 2000)                                      347,637         395,281

Intangible assets (less accumulated
 amortization of $12,600 in 2001 and
 $9,373 in 2000)                                                      50,026          59,277

Investments and other assets                                          49,310          16,410
                                                                   ---------       ---------
                                                                   $ 577,421       $ 609,561
                                                                   =========       =========


See accompanying notes to condensed consolidated financial statements.

                        PHOTRONICS, INC. AND SUBISIDARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                        JULY 31,         OCTOBER 31,
                                                          2001               2000
                                                       ----------        -----------
                                                       (UNAUDITED)

Current liabilities:
    Current portion of long-term debt                   $    52            $    849
    Accounts payable                                     31,443              37,917
    Accrued salaries and wages                            6,598               5,264
    Other accrued liabilities                            14,576               7,539
                                                       --------            --------
         Total current liabilities                       52,669              51,569

Long-term debt                                          166,839             202,797

Deferred income taxes and other liabilities              38,121              34,089
                                                       --------            --------
         Total liabilities                              257,629             288,455
                                                       --------            --------

Minority interest                                        33,161              27,126

Commitments and contingencies

Shareholders' equity:
    Preferred stock, $0.01 par value,
       2,000 shares authorized,
       none issued and outstanding                            -                   -

    Common stock, $0.01 par value,
       75,000 shares authorized, 29,974 shares
       issued and outstanding in 2001 and 29,688
       issued and outstanding in 2000                      300                  297

    Additional paid-in capital                         141,874              136,445

    Retained earnings                                  161,232              167,246

    Accumulated other comprehensive loss               (16,775)              (9,877)

    Deferred compensation on restricted stock                -                 (131)
                                                      --------             --------
         Total shareholders' equity                    286,631              293,980
                                                      --------             --------
                                                      $577,421             $609,561
                                                      ========             ========


See accompanying notes to condensed consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                -------------------------          ----------------------
                                                 JULY 31,       JULY 31,            JULY 31,     JULY 31,
                                                   2001           2000                2001        2000
                                                ----------     ----------          ----------   ---------
Net sales                                       $ 85,016        $ 85,595           $284,145     $234,540

Costs and expenses:

   Cost of sales                                  60,569          56,676            188,033       158,143

   Selling, general and administrative            12,979          11,485             39,590        32,913

   Research and development                        6,250           5,319             18,236        15,056
   Consolidation, restructuring and
     related charges                                   -           5,500             38,100        23,000
                                                 -------        --------            -------       -------
Operating income                                   5,218           6,615                186         5,428

Other expenses, net                               (2,080)         (1,857)            (6,693)       (3,241)
                                                 -------        --------            -------       -------
   Income (loss) before income taxes
    and minority interest                          3,138           4,758             (6,507)        2,187

Provision (benefit) for income taxes                 500           1,600             (4,000)          800
                                                 -------        --------            -------       -------
   Income (loss) before minority interest          2,638           3,158             (2,507)        1,387

Minority interest in income of
  consolidated subsidiary                           (861)              -             (3,505)           -
                                                 -------         -------            --------      -------

Net income (loss)                                $ 1,777         $ 3,158            $(6,012)      $ 1,387
                                                 =======         =======            =======       =======

Earnings (loss) per share:

    Basic                                         $ 0.06         $  0.11            $ (0.20)       $ 0.05
                                                  ======         =======            =======        ======

    Diluted                                       $ 0.06         $  0.11            $ (0.20)       $ 0.05
                                                  ======         =======            =======        ======

Weighted average number of common
    shares outstanding:

    Basic                                         29,972          29,148             29,865        28,466
                                                  ======          ======             ======        ======

    Diluted                                       29,972          29,148             29,865        28,466
                                                  ======          ======             ======        ======


See accompanying notes to condensed consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                          ---------------------------------
                                                           JULY 31,               JULY 31,
                                                             2001                  2000
                                                          -----------           -----------

Cash flows from operating activities:
   Net income (loss)                                       $(6,012)               $ 1,387

   Adjustment to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                        54,779                 38,817
       Deferred taxes and other                             (5,312)                (5,310)
       Consolidation, restructuring and related charges     38,100                 17,500
       Changes in assets and liabilities:
           Accounts receivable                                 887                   (914)
           Inventories                                         476                   (583)
           Other current assets                                820                  2,606
           Accounts payable and accrued liabilities          5,574                (34,317)
                                                           -------                -------
Net cash provided by operating activities                   89,312                 19,186
                                                           -------                -------
Cash flows from investing activities:
   Investment in photomask operations                      (33,798)               (34,782)
   Deposits on and purchases of property,
     plant and equipment                                   (38,570)               (26,918)
   Other                                                     4,042                  3,584
                                                           -------                -------
Net cash used in investing activities                      (68,326)               (58,116)
                                                           -------                -------
Cash flows from financing activities:
   Borrowings (repayments) of long term debt               (36,664)                41,583
   Proceeds from issuance of common stock                    5,973                 28,856
                                                           -------                -------
Net cash (used in) provided by financing activities        (30,691)                70,439
                                                           -------                -------
Effect of exchange rate changes on cash flows               (3,771)                  (878)
                                                           -------                -------
Net increase (decrease) in cash and cash equivalents       (13,476)                30,631
Cash and cash equivalents at beginning of period            38,182                 23,115
Adjustment related to Align-Rite's net cash flows
   from differences in fiscal reporting periods                  -                 (3,474)
                                                           -------                -------
Cash and cash equivalents at end of period                 $24,706                $50,272
                                                           =======                =======

Cash paid during the period for:
    Interest                                               $ 9,164                $ 7,776
    Income taxes                                           $   239                $   192


See accompanying notes to condensed consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001
                                   (UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001. Certain amounts in the Condensed Consolidated Financial Statements for prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2000.

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

         The following table summarizes comprehensive income (loss) for the three and nine months ended July 31, 2001 and 2000:

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       ----------------------        ----------------------
                                                       JULY 31,      JULY 31,        JULY 31,      JULY 31,
                                                         2001          2000            2001          2000
                                                       --------      --------        --------      --------
Net income (loss)                                      $ 1,777       $ 3,158         $ (6,012)     $  1,387

Other comprehensive income (loss):
  Unrealized gains (losses) on investments               4,112           (11)           2,621         5,466
  Foreign currency translation adjustments and other    (3,344)       (3,855)          (9,519)      (12,100)
                                                       -------       -------         --------      --------
                                                           768         3,866           (6,898)       (6,634)
                                                       -------       -------         --------      --------
                                                       $ 2,545       $  (708)        $(12,910)     $ (5,247)
                                                       =======       =======         ========      ========

NOTE 3 - EARNINGS PER SHARE

         Earnings per share ("EPS") amounts are calculated in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS"), SFAS No. 128. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted.

         A reconciliation of basic and diluted EPS for the three and nine months ended July 31, 2001 and 2000, respectively, is as follows (in thousands, except per share amounts):

                                    NET              AVERAGE            EARNINGS
                                   INCOME            SHARES              (LOSS)
                                   (LOSS)          OUTSTANDING (b)      PER SHARE
                                  -------          -----------          ---------
THREE MONTHS

2001:
Basic and diluted (a)             $ 1,777             29,972               0.06
                                  =======             ======               ====
2000:
Basic and diluted (a)             $ 3,158             29,148               0.11
                                  =======             ======               ====

NINE MONTHS

2001:
Basic and diluted (a)             $(6,012)            29,865              (0.20)
                                  =======             ======               ====
2000:
Basic and diluted (a)             $ 1,387             28,466               0.05
                                  =======             ======               ====


         (a) The effect of the conversion of the convertible subordinated notes and stock options for the three and nine months ended July 31, 2001 and 2000 is anti-dilutive.

         (b) If the assumed conversion of convertible subordinated notes and exercise of stock options had been dilutive the incremental additional shares outstanding would have been 4,413 and 4,510 for the three and nine months ended July 31, 2001, respectively, and 4,701 and 4,833 for the three and nine months ended July 31, 2000, respectively.

NOTE 4 - CONSOLIDATION, RESTRUCTURING AND RELATED CHARGES

         In April 2001, the Company announced a plan ("the consolidation plan") to consolidate its global photomask manufacturing network in order to increase capacity utilization and manufacturing efficiencies, as well as to accelerate the expansion of its world-class technology development. The Company initiated the consolidation plan as the final phase of its June 2000 merger with Align-Rite. Total consolidation and related charges associated with this plan of $38.1 million were recorded in the second quarter of 2001. Of the total charge, $30.6 million related to the consolidation plan and $7.5 million related to the impairment of intangible assets.

         The significant components of the consolidation plan include the closing of the former Align-Rite manufacturing facilities in Burbank, California, Palm Bay, Florida and Heilbronn, Germany within twelve months. The Company anticipates that the closing of these facilities will maximize capacity utilization at its remaining facilities. In addition, the Company will be relocating its Northern California operations to a new, state-of-the-art manufacturing facility in the Silicon Valley region. As part of the plan, the Company will reduce its work force by approximately 125 employees.

         The consolidation charge of $30.6 million includes: $4.0 million of cash charges for severance benefits for terminated employees that will be paid during their entitlement periods, principally during the fourth quarter of 2001; $4.5 million for facilities closings and lease termination costs that will be expended over the projected lease terms; and non-cash charges of $22.1 million that approximate the carrying value of fixed assets that are primarily associated with the consolidation plan based upon their expected disposition.

         The charges also included $7.5 million that are related to the impairment in value of associated intangible assets. It was determined during the period that such assets no longer had any future economic benefit to the Company because the anticipated undiscounted cumulative cash flows from these assets were insufficient to support their carrying value.

NOTE 5 - REVOLVING CREDIT AGREEMENT

         On June 12, 2001, the Company's $125 million unsecured revolving credit facility was amended in order to modify certain financial covenants and definitions in connection with the consolidation plan. The Company is subject to compliance with and maintenance of certain financial covenants and ratios set forth in the credit facility, as amended.


NOTE 6 - DERIVATIVE INSTURMENTS, HEDGING INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are reported in the Statement of Operations or as Accumulated Other Comprehensive Income (Loss), a separate component of Shareholders' Equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company adopted SFAS No. 133, as amended by SFAS No. 138, in the first quarter of fiscal year 2001.

         In fiscal year 2001, the Company entered into forward currency contracts to purchase Japanese Yen to hedge the fair value of anticipated transactions to purchase equipment to be settled in Japanese Yen in the next 12 months. Such derivatives have been designated and qualify as cash flow hedging instruments and are reported at fair value. In general, the types of risks hedged are those relating to the variability of future cash flows caused by movements in foreign currency exchange rates. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. The Company has not recognized any net gains or losses from its forward currency contracts, as these hedges are highly effective, and the forecasted purchase of equipment will occur within the next 12 months. Therefore, any gains or losses are included in Accumulated Other Comprehensive Income (Loss). Cash flow hedges of forecasted transactions resulted in an aggregate debit balance of $775,000 in Accumulated Other Comprehensive Income (Loss) at July 31, 2001. All forecasted transactions currently being hedged are expected to occur within the next 12 months.

NOTE 7 - ACCOUNTING PRONOUNCEMENTS

         See "Effects of New Accounting Standards" in Item 2 "Management's Discussion and Analysis of Results of Operations and Financial Condition" elsewhere in this Form 10-Q.

NOTE 8 - SUBSEQUENT EVENT

         On August 21, 2001, the Company increased its equity investment in PKL Co., Ltd. (PKL), a Korean photomask manufacturer, to approximately 51%. The Company previously had an investment of approximately 35% in PKL after acquiring 300,000 shares of that Korean company in a tender offer in July 2001. Pursuant to an agreement with certain shareholders of PKL, the Company may acquire an additional 1,000,000 shares, or approximately 32% of PKL.

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

         In April 2001, the Company announced a plan ("the consolidation plan") to consolidate its global photomask manufacturing network in order to increase capacity utilization and manufacturing efficiencies, as well as to accelerate the expansion of its world-class technology development. The Company initiated the consolidation plan as the final phase of its June 2000 merger with Align-Rite. Total consolidation and related charges associated with this plan of $38.1 million were recorded in the second quarter of 2001. Of the total charge, $30.6 million related to the consolidation plan and $7.5 million related to the impairment of intangible assets.

         The significant components of the consolidation plan include the closing of the former Align-Rite manufacturing facilities in Burbank, California, Palm Bay, Florida and Heilbronn, Germany within twelve months. The Company anticipates that the closing of these facilities will maximize capacity utilization at its remaining facilities. In addition, the Company will be relocating its Northern California operations to a new, state-of-the-art manufacturing facility in the Silicon Valley region. As part of the plan, the Company will reduce its work force by approximately 125 employees.

         The consolidation charge of $30.6 million includes: $4.0 million of cash charges for severance benefits for terminated employees that will be paid over their entitlement periods, principally during the fourth quarter of 2001; $4.5 million for facilities closings and lease termination costs that will be expended over the projected lease terms; and non-cash charges of $22.1 million that approximate the carrying value of fixed assets that are primarily associated with the consolidation plan based upon their expected disposition.

         The charges also included $7.5 million that are related to the impairment in value of associated intangible assets. It was determined during the period that such assets no longer had any future economic benefit to the Company because the anticipated undiscounted cumulative cash flows from these assets were insufficient to support their carrying value.

         During March 2000, the Company implemented a plan to consolidate its mature products group in order to increase capacity utilization, manufacturing efficiencies and customer service activities worldwide. Total restructuring and related charges associated with this plan of $17.5 million were recorded in the second quarter of fiscal 2000. Of the total charge, $9.1 million related to restructuring and $8.4 million related to the impairment of intangible assets.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JULY 31, 2001 VERSUS JULY 31, 2000

         The following tables represent selected financial information, expressed as a percentage of net sales, and pro forma earnings per diluted share, respectively:

                                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                                        -------------------------               -------------------------
                                        JULY 31,         JULY 31,               JULY 31,         JULY 31,
                                         2001              2000                   2001             2000
                                       ---------         --------               --------         --------
Net sales                               100.0%            100.0%                  100.0%           100.0%

Cost of sales                            71.2              66.2                    66.2             67.4
                                       -------           -------                 -------           -------
Gross margin                             28.8              33.8                    33.8             32.6

Selling, general and
   administrative expenses               15.3              13.4                    13.9             14.0

Research and development
     expenses                             7.4               6.2                     6.4              6.4
                                       -------           -------                 -------           -------
Operating income before
     consolidation, restructuring
     and related charges                  6.1%             14.2%                   13.5%            12.1%
                                       =======           =======                 =======           =======

Pro forma earnings (loss) per diluted share:

Net income, excluding consolidation,
 restructuring and related
 charges                               $  0.06           $  0.24                 $  0.67           $  0.57
                                       =======           =======                 =======           =======

         Net sales for the three months ended July 31, 2001 decreased 0.7% to $85.0 million as compared to $85.6 for the comparable prior year period. The decrease was primarily related to the rapid cyclical downturn in the semiconductor industry primarily in the United States. The decrease, however, was partially mitigated by the inclusion of the Company's new Taiwan operation in 2001. Net sales for the nine months ended July 31, 2001 increased 21.1% to $284.1 million as compared to $234.5 million for the comparable prior year period. The increase in 2001 is primarily related to the inclusion of Taiwan, increases in unit volumes, market share, and higher average selling prices resulting from an improved mix of high-end technology products. International operations accounted for 40.0% and 37.1% of sales for the three and nine months ended July 31, 2001, respectively, compared to 33.0% and 28.5% in the corresponding prior year periods.

         Gross margins for the three months ended July 31, 2001 decreased to 28.8% from 33.8% for the comparable prior year period primarily as a result of lower absorption of higher fixed costs associated with the downturn in the semiconductor industry. Gross margins for nine months ended July 31, 2001 increased to 33.8% compared to 32.6% for the corresponding prior year period. The gross margin increase was attributable to higher utilization of our fixed equipment cost base, primarily during the first six months of 2001, as well as a greater mix of higher margin products.

         Selling, general and administrative expenses increased 13.0% to $13.0 million and 20.3% to $39.6 million for the three and nine months ended July 31, 2001, respectively, compared with $11.5 million and $32.9 million for the same periods in the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses were 15.3% and 13.9% in the three and nine month periods ended July 31, 2001, respectively, compared with 13.4% and 14.0% for the same periods in the prior fiscal year. The higher expenses for the three and nine months ended July 31, 2001 were principally due to costs associated with the Company's expansion, both domestically and internationally, including costs incurred in Taiwan, and growth of the Company's information technology infrastructure.

         Research and development expenses increased 17.5% to $6.3 million and 21.1% to $18.2 million for the three and nine months ended July 31, 2001, respectively, compared with $5.3 million and $15.1 million for the same periods in the prior fiscal year. As a percentage of net sales, research and development expenses were 7.4% and 6.4%, respectively, compared with 6.2% and 6.4% for the same periods in the prior fiscal year. This increase in costs reflects the continuing development efforts of advanced, sub-wavelength reticle solutions, primarily in the United States and Taiwan, and in Next Generation Lithography
(NGL) applications.

         Net other expenses of $2.1 million and $6.7 million for the three and nine months ended July 31, 2001, respectively, increased $0.2 million and $3.5 million, respectively, as a result of higher interest costs, principally resulting from borrowings in connection with the Company's investments in Asia.

         Minority interest for the three and nine months ended July 31, 2001 was $0.9 million and $3.5 million, respectively, and reflects the minority interest in earnings of the Company's subsidiary in Taiwan.

         Net income (loss) for the three and nine months ended July 31, 2001, decreased to $1.8 million and ($6.0) million, respectively, or $0.06 and ($0.20) per diluted share. These amounts compare to $3.2 million, or $0.11 per diluted share, and $1.4 million, or $0.05 per diluted share, for the corresponding prior year periods. Fiscal year 2001 includes the effect of the consolidation and related charges amounting to $26.1 million after tax, or $0.75 per diluted share. Fiscal year 2000 includes the effect of the restructuring and related charges amounting to $14.8 million after tax, or $0.52 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at July 31, 2001 was $77.8 million compared to $87.0 million at October 31, 2000. The decrease in working capital was due primarily to lower cash balances resulting from repayments of borrowings under the Company's unsecured revolving credit line. Cash and cash equivalents at July 31, 2001 were $24.7 million compared to $38.2 million at October 31, 2000. Cash provided by operating activities for the nine months ended July 31, 2001 amounted to $89.3 million compared to $19.2 million in the corresponding prior year period. This increase is primarily attributable to higher income in 2001 before depreciation, amortization and restructuring charges and the net change in working capital principally due to the timing of progress payments for capital equipment coming due during the respective periods.

         Cash used in investing activities of $68.3 million for the nine months ended July 31, 2001, consisted principally of capital equipment purchases and additional investments in photomask operations in Asia.

         Cash used in financing activities of $30.7 million for the ninth months ended July 31, 2001, included net repayments of borrowings of $36.7 million, partially offset by $6.0 million of proceeds from the exercise of employee stock options.

         On June 12, 2001, the Company's $125 million unsecured revolving credit facility was amended in order to modify certain financial covenants and definitions in connection with the consolidation plan. The Company is subject to compliance with and maintenance of certain financial covenants and ratios set forth in the credit facility, as amended. The Company had $41.6 million of outstanding borrowings and $83.4 million available under the revolving credit facility at July 31, 2001.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are reported in the Statement of Operations or as Accumulated Other Comprehensive Income (Loss), a separate component of Shareholders' Equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company adopted SFAS No. 133, as amended by SFAS No. 138, in the first quarter of fiscal year 2001.

         In fiscal year 2001, the Company entered into forward currency contracts to purchase Japanese Yen to hedge the fair value of anticipated transactions to purchase equipment to be settled in Japanese Yen in the next 12 months. Such derivatives have been designated and qualify as cash flow hedging instruments and are reported at fair value. In general, the types of risks hedged are those relating to the variability of future cash flows caused by movements in foreign currency exchange rates. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. The Company has not recognized any net gains or losses from its forward currency contracts, as these hedges are highly effective, and the forecasted purchase of equipment will occur within the next 12 months. Therefore, any gains or losses are included in Accumulated Other Comprehensive Income (Loss). Cash flow hedges of forecasted transactions resulted in an aggregate debit balance of $775,000 in Accumulated Other Comprehensive Income (Loss) at July 31, 2001. All forecasted transactions currently being hedged are expected to occur within the next 12 months.

         Photronics' commitments represent investments in additional manufacturing capacity as well as advanced equipment for the production of high-end, more complex photomasks. At July 31, 2001, Photronics had commitments outstanding for capital expenditures of approximately $90 million. Additional commitments for capital requirements are expected to be incurred during fiscal 2001. Photronics will continue to use its working capital and bank lines of credit to finance its capital expenditures. Photronics believes that its currently available resources, together with its capacity for substantial growth and its access to other debt and equity financing sources, are sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the foreseeable future.

EFFECT OF NEW ACCOUNTING STANDARDS

         In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101, as amended, is required to be adopted by the Company no later than the fourth quarter of fiscal 2001. The Company's adoption of SAB No. 101 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

         The Financial Accounting Standards Board has issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interests method is no longer allowed. SFAS No. 142 requires that, upon adoption, amortization of goodwill will cease and, instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company may elect early adoption of the Statement on November 1, 2001, the beginning of its 2002 fiscal year. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its consolidated financial position and results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.

FOREIGN CURRENCY EXCHANGE RATE RISK

         The Company conducts business in several major international currencies through its worldwide operations, and as a result, is subject to changes in foreign exchange rates of the various currencies. Changes in exchange rates can positively or negatively affect the Company's sales, gross margins and retained earnings. The Company attempts to minimize currency exposure risk by producing its products in the same country or region in which the products are sold and thereby generating revenues and incurring expenses in the same currency and by managing its working capital; there can be no assurance that this approach will be successful, especially in the event of a significant and sudden decline in the value of any of the international currencies in the Company's worldwide operations. The Company does not engage in purchasing forward exchange contracts for speculative purposes.

INTEREST RATE RISK

         The majority of the Company's borrowings are in the form of its convertible subordinated notes, which bear interest at the fixed rate of 6%, its unsecured revolving credit facility, which currently bears interest between 5% and 8% and secured notes payable which bear interest between 6% and 8%. The Company does not expect changes in interest rates to have a material effect on income or cash flows in the near term, although there can be no assurances that interest rates will not significantly change.

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


                                PHOTRONICS, INC.
                                   Registrant

                             By: /s/ ROBERT J. BOLLO
                                --------------------
                                 Robert J. Bollo
                              Senior Vice President
                             Chief Financial Officer
                           (Duly Authorized Officer and
                           Principal Financial Officer)


Date:  September 13, 2001

                                 EXHIBITS INDEX



EXHIBIT NO.                         DESCRIPTION
-----------                         -----------
10                                  Put/Call Option Agreement dated August 21,
                                    2001, by and among Photronics, Inc., Photo
                                    (L) Limited, Mask (L) Limited, Lakeway (L)
                                    Limited and March (L) Limited, The HSBC
                                    Private Equity Fund 2 Limited, The HSBC
                                    Private Equity Fund, L.P., Taiwan Mask Corp.
                                    and Blue Water Ventures International Ltd.