Form 10-K405
period 2001-10-31
PHOTRONICS INC
filed 2002-01-28
CIK 810136

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended  October 31, 2001
                          ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from         to
                               -------    -------

                      Commission file number    0-15451
                                             -------------

                                 PHOTRONICS, INC
                          -----------------------------
             (Exact name of registrant as specified in its charter)

              Connecticut                                06-0854886
    -------------------------------                  -------------------
    (State or other jurisdiction of                    (IRS Employer
     incorporation of organization)                  Identification No.)

   1061 East Indiantown Road, Jupiter, FL                   33477
- --------------------------------------------              ----------
  (Address of principal executive offices)                (Zip Code)

                                 (561) 745-1222
                              --------------------
              (Registrant's telephone number, including area code)

SECRUITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

   Title of each class              Name of each exchange on which registered
        None
     ----------                     -----------------------------------------

SECURIITES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                     Common Stock, $0.01 par value per share
                  ---------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

         As of December 31, 2001, 30,315,494 shares of the registrant's Common Stock were outstanding. The aggregate market value of registrant's voting stock held by non-affiliates of the registrant as of December 31, 2001 was approximately $849,291,689.

                       -----------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2002                              Incorporated into Part
Annual Meeting of Shareholders                            III of this Form 10-K.
to be held on March 20, 2002.

                                     PART I

ITEM 1.  BUSINESS

General

         Photronics, Inc. and its subsidiaries (the "Company" or "Photronics") is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and are used as masters to transfer circuit patterns onto semiconductor wafers during the fabrication of integrated circuits and, to a lesser extent, other types of electrical components. The Company operates principally from 11 facilities, five of which are located in the United States, three in Europe and one each in Korea, Singapore and Taiwan.

         The Company is a Connecticut corporation, organized in 1969. Its principal executive offices are located at 1061 East Indiantown Road, Jupiter, Florida, 33477, telephone (561) 745-1222.

Fiscal 2001 and Recent Developments

         In April 2001, Photronics initiated a plan (the "consolidation plan") to consolidate its global photomask manufacturing network in order to increase capacity utilization and manufacturing efficiencies, as well as to accelerate the expansion of its world-class technology development. The consolidation plan was the final phase of the Company's June 2000 merger with Align-Rite International, Inc. ("Align-Rite"). The principal components of the consolidation plan included the closing of the former Align-Rite manufacturing facilities in Burbank, California, Palm Bay, Florida, and Heilbronn, Germany. The Company recorded consolidation and related charges associated with this plan of $38.1 million in the second quarter of 2001. A more detailed description of the consolidation plan is contained in Item 7 of Part II of this Form 10-K under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         In August 2001, the Company completed the acquisition of a majority equity interest in PKL Co., Ltd. ("PKL"), a leading supplier of photomasks in Korea.

         On December 5, 2001, the Company announced its operating results for the fiscal year ended October 31, 2001. During the latter half of 2001, the Company experienced a slow-down in new design releases for mature and high-end technology products and increased competitive pricing pressures for photomasks as a result of the rapid downturn in the global semiconductor industry. A more detailed description of the Company's 2001 operating results is contained in
Item 7 of Part II of this Form 10-K under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         On December 12, 2001, the Company sold $200 million of 4.75% Convertible Subordinated Notes due 2006 (the "Notes") in a private offering pursuant to the Securities and Exchange Commission ("SEC") Rule 144A. The Notes are convertible into the Company's common stock at a conversion price equal to $37.00 per share, subject to adjustment in certain circumstances.

Manufacturing Technology

         The Company manufactures photomasks, which are used as masters to transfer circuit patterns onto semiconductor wafers. The Company's photomasks are manufactured in accordance with circuit designs provided on a confidential basis by its customers. The typical manufacturing process for one of the Company's photomasks involves the receipt and conversion of circuit design data to manufacturing pattern data. A lithography system then exposes the circuit pattern onto the photomask. The exposed areas are dissolved and etched to produce that pattern on the photomask. The photomask is inspected for defects and conformity to the customer design data, any defects are repaired, any required pellicles (or protective membranes) are applied and, after final cleaning, the photomask is shipped to the customer.

         The Company currently supports customers across the full spectrum of integrated circuit production technologies by manufacturing photomasks using electron beam or laser-based technologies and, to a significantly lesser degree, optical-based technologies. Laser-based and electron beam systems are the predominant technologies used for photomask manufacturing. These technologies are capable of producing the finer line resolution, lighter overlay and larger die size for the larger and more complex circuits currently being designed. Laser and electron beam generated photomasks can be used with the most advanced processing techniques to produce VLSI (very large-scale integrated circuit) devices. The Company currently owns a number of laser and electron beam systems and has committed to purchase additional advanced systems in order to maintain the ability to produce the most complex photomasks. The production of photomasks by the optical method is less expensive and precise. The optical method traditionally is to manufacture less complex and lower priced photomasks.

         The first several layers of photomasks sometimes are required to be delivered by the Company within 24 hours from the time it receives a customer's design data. The ability to manufacture high quality photomasks within short time periods is dependent upon efficient manufacturing methods, high yield and high equipment reliability. The Company believes that it meets these requirements by making significant investments in manufacturing and data processing systems and statistical process control methods to optimize the manufacturing process and reduce cycle times.

         Quality control is an integral part of the photomask manufacturing process. Photomasks are manufactured in temperature, humidity and particulate controlled clean rooms because of the high level of precision, quality and yields required. Each photomask is inspected several times during the manufacturing process to ensure compliance with customer specifications. The Company continues to make a substantial investment in equipment to inspect and repair photomasks and to ensure that customer specifications are met. After inspection and any necessary repair, the Company utilizes proprietary processes to clean the photomasks prior to shipment.

         In the fourth quarter of 2001, the Company announced the opening of its first Advanced Technology Data Center ("ATDC") in Fremont, California. The ATDC centralizes, standardizes, and automates the front-end reticle data preparation process for multiple sites within the Company's manufacturing network.

Sales and Marketing

         The market for photomasks primarily consists of domestic and foreign semiconductor manufacturers and designers, including a limited number of manufacturers who have the capability to manufacture photomasks. Generally, the

Company and each of its customers engage in a qualification and correlation process before the Company becomes an approved supplier. Thereafter, the Company typically negotiates pricing parameters for a customer's orders based on the customer's specifications. Some prices may remain in effect for an extended period. In some instances, the Company enters into purchase arrangements, based on the understanding that, as long as the Company's performance is competitive, the Company will receive a specified percentage of that customer's photomask requirements.

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

Customers

         The Company primarily sells its products to leading semiconductor manufacturers. The Company's largest customers during fiscal 2001 include the following:

Agere Systems Inc.                            Motorola Inc.
ASM Lithography                               National Semiconductor Corporation
Atmel Corp.                                   ON Semiconductor
Chartered Semiconductor Manuf., Ltd.          Philips Semiconductor Manuf., Inc.
Intersil Corporation                          Seagate Technology LLC
International Business Machines Corp.         Silicon Systems, Inc.
Linear Technology                             ST Microelectronics, Inc.
LSI Logic Corp.                               Texas Instruments Incorporated
Macronix International Co., Ltd.              TriQuint Semiconductor
Maxim Integrated Products                     United Microelectronics Corp.

       The Company, during fiscal year 2001, sold its products and services to approximately 600 customers. During fiscal 2001, no single customer accounted for more than 10% of the Company's net sales. The Company's five largest customers, in the aggregate, accounted for 32% of net sales in fiscal 2001. A significant decrease in the amount of sales to any of these customers could have a material adverse effect on the financial performance and business prospects of the Company.

Research and Development

         The Company conducts ongoing research and development programs intended to maintain the Company's leadership in technology and manufacturing efficiency. Since fiscal 1994, the Company has increased its investment in research and development activities and current efforts include deep ultraviolet, phase-shift and optical proximity correction photomasks for advanced semiconductor manufacturing as well as masks for next generation lithography ("NGL") "post-optical" manufacturing technologies. Phase-shift and optical proximity correction photomasks use advanced lithography techniques for enhanced resolutions of images on a semiconductor wafer. NGL technologies use an alternate exposure source other than the visible spectrum of light for wafer patterning and are designed for the manufacture of integrated circuits with critical dimensions below that believed possible with currently utilized optical exposure methods. Examples of NGL technologies include Extreme Ultraviolet Lithography ("EUV") and Electron Projection Lithography ("EPL"). Post-optical manufacturing technologies are still under development and have not yet been adopted as standard production methods. Since March 1999, NGL research and development has been conducted in connection with our research and development venture with IBM. The Company has incurred expenses of $24.9 million, $20.7 million and $16.6 million for research and development in fiscal 2001, 2000 and 1999, respectively. The Company believes that it owns or controls valuable proprietary information necessary for its business as presently conducted. Recently, the Company has either applied for or been granted patents pertaining to its business segment. The Company believes that its intellectual property is and will continue to be important to the Company's technical leadership in the field of photomasks.

         In November 2001, the Company introduced a new proprietary phasemask technology for the passive optical components industry. Phasemasks are used for the production of Fiber Bragg Gratings, which are enabling components in optical networking.

Materials and Supplies

         Raw materials used by the Company generally include high precision quartz plates, which are used as photomask blanks, primarily obtained from Japanese suppliers (including Hoya Corporation ["Hoya"], Ulcoat Corporation ["Ulcoat"] and Toppan Printing, Co., Ltd. ["Toppan"]); pellicles, which are protective transparent cellulose membranes; electronic grade chemicals, which are used in the manufacturing process; and compacts, which are durable plastic containers in which photomasks are shipped. These materials are generally available from a limited number of suppliers and the Company is not dependent on any one supplier for its raw materials. The Company believes that its utilization of a broad range of suppliers enables it to access the most advanced material technology available.

         The Company has established purchasing arrangements with Hoya, Toppan and Ulcoat, and it is expected that the Company will purchase substantially all of its photomask blanks from these suppliers as long as their price, quality, delivery and service are competitive.

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

Backlog

         The first several levels of a set of photomasks for a circuit pattern sometimes are required to be shipped within 24 hours of receiving a customer's design. Because of the short period between order and shipment dates (typically from one day to two weeks) for a significant amount of the Company's sales, the dollar amount of current backlog is not considered to be a reliable indication of future sales volume.

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

         The Company estimates that for the type of photomasks it manufactures in North America, the size of the total market (captive and merchant) is approximately $600 million, and the rest of the world approximately $1.9 billion. The Company believes that it has a larger share of the United States market than any other photomask manufacturer and, as a result of obtaining a majority equity position in PKL, that it is one of the largest photomask manufacturers in the world. Competitors in the United States include DuPont Photomasks, Inc., and in international markets, Compugraphics, Dai Nippon Printing, DuPont Photomasks, Hoya, Taiwan Mask Corp. and Toppan. In addition, some of the Company's customers, such as IBM, NEC, TSMC and Samsung, possess their own captive facilities for manufacturing photomasks. Also, certain semiconductor manufacturers market their photomask manufacturing services to outside customers as well as to their internal organization.

Employees

         As of December 31, 2001, the Company and its majority-owned subsidiaries employed approximately 1,690 persons on a full-time basis. The Company believes it offers competitive compensation and other benefits and that its employee relations are good. Except for employees in the United Kingdom, none of its employees are represented by a union.

ITEM 1A. EXECUTIVE OFFICERS

         The names of the executive officers of the Company are set forth below, together with the positions held by each person in the Company. All executive officers are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

                                                                SERVED AS AN
NAME AND AGE                         POSITION                   OFFICER SINCE
- ------------                         --------                   -------------

Constantine S. Macricostas, 66       Chairman of the                1974
                                     Board,
                                     Chief Executive Officer
                                     and Director

Paul J. Fego, 44                     Executive Vice                 1997
                                     President and Chief
                                     Operating Officer

Robert J. Bollo, 57                  Senior Vice                    1994
                                     President and
                                     Chief Financial
                                     Officer

Steven D. Carlson, 37                Senior Vice                    1998
                                     President-Technology

Daniel Del Rosario, 55               Senior Vice                    1996
                                     President-Asia
                                     Operations

Jack P. Moneta, 58                   Senior Vice                    1997
                                     President-Planning
                                     & Business Development

James A. Eder, 56                    Vice President,                2001
                                     Secretary and
                                     General Counsel

Sean T. Smith, 41                    Vice President-                2000
                                     Controller

         Constantine S. Macricostas was elected to his current position in July 2000. From August 1997 to June 2000, he was the Chairman of the Board. Prior to that date he was the Chief Executive Officer of the Company.

         Paul J. Fego was elected Executive Vice President and Chief Operating Officer in December 2001. Prior to that date he had been Senior Vice President, North American Operations since December 1997. Before rejoining Photronics in 1996, Mr. Fego served as Operations Director at ST Microelectronics Inc. in Carrollton, Texas.

         Robert J. Bollo was elected Senior Vice President and Chief Financial Officer in July 2000. Prior to that date he had been Vice President and Chief Financial Officer since shortly after joining the Company in 1994.

         Steven D. Carlson was elected Senior Vice President, Technology in January 2000. Mr. Carlson is responsible for Process and Product Development, Research, Technical Marketing, Equipment Development and Technology Transfer. Mr. Carlson joined Photronics in 1998 as Vice President, R&D. Prior to joining Photronics, Mr. Carlson spent nine years with Texas Instruments, where he held various engineering and management positions.

         Daniel Del Rosario was elected Senior Vice President, Asia Operations in 2001. Prior to that date, he had been Vice President, Asia since 1999 and Vice President, Marketing from 1996 to 1999. Before joining Photronics, Mr. Del

Rosario held management positions in several international semiconductor companies.

         Jack P. Moneta has been Senior Vice President-Planning and Business Development since 1997. Mr. Moneta joined Photronics in 1992 as Director of Texas Operations.

         James A. Eder has been Vice President, Secretary and General Counsel since January 2001. Prior to that date, he had been Vice President, Secretary, and General Counsel of Kollmorgen Corporation for approximately ten years.

         Sean T. Smith has been Vice President and Controller since joining Photronics in April 2000. From 1999 to 2000, Mr. Smith was Vice President and Chief Financial Officer of Carvel Corporation, a closely held soft ice cream manufacturer. He was Controller and Chief Accounting Officer of Starter Corporation, a licensed apparel manufacturer, from 1995 to 1999.

ITEM 2. DESCRIPTION OF PROPERTY

         The following table presents certain information about the Company's photomask manufacturing facilities.

                                     FACILITY SIZE               TYPE OF
LOCATION                               (SQ. FT.)                 INTEREST
- --------                               ---------                 --------

Allen, TX                              60,000                     Owned
Austin, TX                             50,000                     Owned
Brookfield, CT (Building #1)           19,600                     Owned
Brookfield, CT (Building #2)           20,000                     Leased
Milpitas, CA (2 buildings)             49,000                     Leased
Phoenix, AZ                            30,000                     Leased
Bridgend, South Wales                  27,115                     Owned
Cheonan, Korea                         23,000                     Leased
Dresden, Germany                       10,000                     Leased
Hsinchu, Taiwan                        73,000                     Leased
Manchester, England                    42,000                     Owned
Singapore                              20,000                     Leased

         As part of the Company's consolidation plan, the Company closed the former Align-Rite manufacturing facilities in Burbank, California, Palm Bay, Florida, and Heilbronn, Germany. In addition, the Company leases office space in several domestic and foreign locations. The Company believes that its existing manufacturing facilities are adequate for further plant expansion at existing sites.

         The leased property in Brookfield, Connecticut, is leased from entities controlled by Constantine S. Macricostas under fixed lease rates which were determined by reference to fair market value rates at the beginning of the lease term. Mr. Macricostas is Chairman of the Board, Chief Executive Officer and a Director of the Company.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse effect on the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS' MATTERS

         The Common Stock of the Company is traded on the NASDAQ National Market System (NMS) under the symbol PLAB. The table below shows the range of high and low sale prices per share for each quarter for fiscal year 2001 and 2000, as reported on the NASDAQ NMS.

                                                            High         Low
                                                           ------       -----

         Fiscal Year Ended October 31, 2001:
                  Quarter Ended January 31, 2001           $37.00       $15.25
                  Quarter Ended April 30, 2001              38.44        20.19
                  Quarter Ended July 31, 2001               31.50        17.50
                  Quarter Ended October 31, 2001            25.60        16.85

         Fiscal Year Ended October 31, 2000:
                  Quarter Ended January 30, 2000           $36.13       $18.13
                  Quarter Ended April 30, 2000              46.50        23.94
                  Quarter Ended July 31, 2000               33.69        19.25
                  Quarter Ended October 31, 2000            30.00        15.38

         On December 31, 2001, the closing sale price for the Common Stock as reported by NASDAQ was $31.35. Based on information available to the Company, the Company believes it has approximately 9,000 beneficial shareholders.

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

                                                               Years Ended
                                 -----------------------------------------------------------------------------
                                 October 31,     October 31,     October 31,     November 1,      November 2,
                                   2001 (a)        2000 (b)          1999          1998 (c)          1997
                                 -----------     -----------     -----------     -----------      -----------
                                                   (in thousands, except per share amounts)
OPERATING DATA:

 Net sales                        $377,969         $331,212        $277,395        $269,293         $235,452

 Costs and expenses:
  Cost of sales                    254,272          220,650         193,467         170,864          145,032
  Selling, general and
   administrative                   53,758           46,059          40,119          36,235           31,012
  Research and development          24,858           20,731          16,611          13,402           10,938
  Consolidation, restructuring
   and related charges              38,100 (d)       23,000 (e)           -           3,800                -
                                   -------          -------         -------         -------          -------
  Operating income                   6,981           20,772          27,198          44,992           48,470

Other income (expense):
 Interest expense                  (11,966)         (11,091)         (7,731)         (6,703)          (2,706)
 Interest and other income, net      2,664            5,783           3,335           4,581            4,053
                                   -------          -------         -------         -------          -------
 Income (loss) before income
  taxes (benefit)
   and minority interest            (2,321)          15,464          22,802          42,870           49,817

 Income tax provision (benefit)     (3,000)           4,700          8,354           16,288           18,856

 Minority interest in income
  of consolidated subsidiaries      (4,705)            (588)             -                -                -
                                   -------          -------        -------          -------          -------
  Net income (loss)                $(4,026)         $10,176        $14,448          $26,582          $30,961
                                   =======          =======        =======          =======          =======
Earnings (loss) per share:

  Basic                             $(0.13) (d)      $ 0.35 (e)      $ 0.52           $ 0.95          $ 1.12
                                    ======           ======          ======           ======          ======
  Diluted                           $(0.13) (d)      $ 0.34 (e)      $ 0.51           $ 0.92          $ 1.07
                                    ======           ======          ======           ======          ======
Weighted average number of
common shares outstanding:

 Basic                              29,919           28,761          27,800           28,123          27,638
                                    ======           ======          ======           ======          ======

 Diluted                            29,919           29,831          28,105           33,093          30,707
                                    ======           ======          ======           ======          ======

                                  October 31,     October 31,   October 31,      November 1,       November 2,
                                     2001            2000          1999             1998              1997
                                  ----------      ----------    -----------      -----------       -----------
BALANCE SHEET DATA:
Working capital                   $ 48,732         $ 78,393        $ 33,484        $ 43,506        $ 92,125
Property, plant and equipment      402,776          395,281         348,144         282,964         225,902
Total assets                       673,538          615,972         502,309         421,702         403,993
Long-term debt                     188,021          202,797         148,281         104,261         106,194
Shareholders' equity               287,161          293,980         254,130         238,196         217,348


(a) Effective August 27, 2001, the Company acquired a majority of the total share capital of PKL Ltd. ("PKL"), a photomask manufacturer based in Korea. The operating results of PKL have been included in the consolidated statement of operations since the effective date of the acquisition.
(b) Effective June 20, 2000, the Company acquired a majority of the total share capital of Precision Semiconductor Mask Corporation (PSMC), a photomask manufacturer based in Taiwan. The operating results of PSMC have been included in the consolidated statement of operations since the effective date of the acquisition.
(c) On December 31, 1997, the Company acquired the internal photomask manufacturing operations of Motorola, Inc. in Mesa, Arizona. The consolidated statement of operations data includes the results of the former final phase of Motorola photomask operations since the effective date of the acquisition.
(d) Includes consolidation charges of $38.1 million ($26.1 million after tax, or $0.87 per diluted share) in connection with the final phase of the Company's merger with Align-Rite International, Inc. and subsequent consolidation of facilities in California, Florida and Germany.
(e) Includes restructuring and related charges incurred in connection with the closure of the Company's Sunnyvale, California and Neuchatel, Switzerland facilities and merger related expenses totaling $14.8 million (after tax) or $0.52 per diluted share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended
October 31, 2001, 2000 and 1999

Overview

         In 2001, the Company completed the acquisition of a majority equity interest in PKL Co. Ltd. ("PKL"), a leading Korean photomask supplier for an aggregate purchase price of $56 million. Prior to 2001, the Company owned approximately 6% of PKL. The acquisition was accounted for as a purchase. The operating results of PKL have been included in the Company's consolidated statement of operations since August 27, 2001. In August 2001, the Company acquired the photomask manufacturing assets of Conexant Systems, Inc., a semiconductor manufacturer based in Newport Beach, California.

         In June 2000, the Company completed its merger with Align-Rite International, Inc. ("Align-Rite"), an independent publicly traded manufacturer of photomasks in the United States and Europe. Under the terms of the Merger Agreement, each of the 4,731,232 shares of common stock of Align-Rite issued and outstanding as of June 7, 2000 was converted into 0.85 shares of common stock of Photronics. Cash was paid in lieu of the issuance of any fractional shares of Photronics that would otherwise have been issued. Any stock options to acquire Align-Rite common stock that had not been exercised as of June 7, 2000 became fully vested options to acquire Photronics common stock in accordance with the merger agreement. The Company recorded expenses of $5.5 million in fiscal 2000 relating to costs incurred in connection with this transaction. Such costs consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges. The transaction was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements, the accompanying notes and this management's discussion and analysis have been restated to reflect the Company's financial position, results of operations and cash flows as if Align-Rite was a consolidated, wholly-owned subsidiary of the Company for all periods presented.

         In June 2000, the Company acquired a majority share of Precision Semiconductor Mask Corporation (PSMC), a photomask manufacturer based in Taiwan, for approximately $63.4 million in cash. The acquisition was accounted for as a purchase. The operating results of PSMC have been included in the Company's consolidated statement of operations from June 20, 2000.

         The Company's growth in recent years has also been affected by the rapid technological changes taking place in the semiconductor industry resulting in a greater mix of high-end photomask requirements for more complex integrated circuit designs. In 1999 and early 2000, the Company experienced a weakness in selling prices for more mature technologies, but experienced an increase in unit volumes and a better mix of orders for high-end technology products. During the latter half of 2001, the Company was impacted by the severe and rapid downturn in the semiconductor industry which resulted in decreased demand and increased competitive pressures. The Company cannot predict the duration of such cyclical industry conditions or their impact on its future operating results.

        Both revenues and costs have been affected by the increased demand for high-end technology photomasks that require more advanced manufacturing capabilities but generally command higher average selling prices. To meet the technological demands of its customers and position the Company for future growth, the Company continues to make substantial investments in high-end manufacturing capability both at existing and new facilities. The Company's capital expenditures for new facilities and equipment to support its customers' requirements for high technology products exceeded $175 million for the three years ended October 31, 2001, resulting in significant increases in operating expenses. Based on the anticipated technological changes in the industry, the Company expects these trends to continue.

         The Company believes that changes in photomask demand reflect changes in semiconductor design activity and are only indirectly affected by changes in semiconductor sales volumes. In the past, increased design activity has been stimulated by both the rapid development of new generation semiconductor designs and the proliferation of application-specific integrated circuits.

Results of Operations

         The following table represents selected operating information expressed as a percentage of net sales:

                                                 Years Ended
                                    ----------------------------------------
                                    October 31,    October 31,    October 31,
                                       2001           2000           1999
                                    -----------    ----------     ----------
Net sales                             100.0%         100.0%         100.0%

Cost of sales                          67.3           66.6           69.7
                                      -----          -----          -----
Gross margin                           32.7           33.4           30.3

Selling, general and
  administrative expenses              14.2           13.9           14.5

Research and development
   expenses                             6.6            6.3            6.0
                                      -----          -----          -----
Operating income before
 consolidation, restructuring,
  and related charges                  11.9%          13.2%           9.8%
                                      =====          =====          =====

Net Sales

         Net sales for the fiscal year ended October 31, 2001 increased 14.1% to $378.0 million, compared to $331.2 million in 2000, as a result of our continued global expansion. By geographic area, the growth in net sales was primarily attributed to Asia where net sales increased $39.3 million or 123.0%. European sales increased $5.6 million or 9.5% and North American sales increased $1.9 million or 0.8%. Other factors contributing to the increased sales during 2001 include an improved sales mix of high-end technology products, which have higher average selling prices and increased unit volume associated with increased design releases. These increases were primarily experienced during the first half of the year. During the latter half of 2001, the Company experienced a slow-down in new design releases for mature and high-end technology products and increased competitive pricing pressures for photomasks as a result of the rapid downturn in the global semiconductor industry. The Company continues to see weaknesses in selling prices for mature technologies but has benefited from its investments in high-end manufacturing capability and increased global presence.

         Net sales for the fiscal year ended October 31, 2000, increased 19.4% to $331.2 million, compared to $277.4 million in 1999. The increase was primarily attributable to an improved sales mix of high-end technology products which have higher average selling prices, increased unit volume associated with increased design releases and continued global expansion of the Company's manufacturing network.

Gross Margin

         Gross margin for the year ended October 31, 2001 decreased to 32.7% from 33.4% for the year ended October 31, 2000. The decrease in 2001 was primarily attributable to the rapid downturn in the semiconductor industry which affected the Company during the last six months of 2001. During the first half of 2001 the Company's gross margin was 36.0% as a result of a greater mix of higher margin products and higher utilization of the Company's fixed equipment base. During the second half of 2001 the Company's gross margin decreased to 29.0% as a result of the decreased demand and reduced utilization of the Company's fixed equipment base. The decreased demand was somewhat mitigated by efficiencies realized from the Company's 2001 consolidation plan. Additionally, improved gross margins at the Company's subsidiary in Taiwan were partially offset by lower margins from the Company's newly acquired Korean subsidiary.

         Gross margin for the year ended October 31, 2000 increased to 33.4% compared to 30.3% in 1999 principally because of improved absorption of fixed costs from higher sales, a greater mix of high-end technology products, increased capacity utilization associated with increased unit volumes, and efficiencies realized from the Company's 2000 restructuring. The increase was partially mitigated by lower gross margins at the Company's subsidiary in Taiwan.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the year ended October 31, 2001 increased 16.7% to $53.8 million, or 14.2% of net sales, from $46.1 million, or 13.9% of net sales for the year ended October 31, 2000. The increase in 2001 was primarily attributable to the Company's continued global expansion, both domestically and internationally, including additional costs associated with our Asian investments, and the increased information technology and data communication costs associated with our global network.

         Selling, general and administrative expenses increased 14.8% during fiscal year 2000 to $46.1 million, or 13.9% of net sales, compared with $40.1 million, or 14.5% of net sales in fiscal year 1999. The higher expenses were due principally to increased staffing and other support costs associated with the Company's continued global expansion, including the costs incurred in Taiwan and growth of the Company's communication and information technology infrastructure.

Research and Development

         Research and development expenses for the year ended October 31, 2001, increased 19.9% to $24.9 million, or 6.6% of net sales, from $20.7 million, or 6.3% of net sales in 2000. The increase in fiscal year 2001 is attributable to the continuing development efforts of high-end process technologies for advanced, sub wavelength reticle solutions, primarily in the United States and Taiwan, and in Next Generation Lithography (NGL) applications.

         Research and development expenses for the year ended October 31, 2000, increased by 24.8% to $20.7 million, or 6.3% of net sales, from $16.6 million or 6.0% of net sales in 1999. This increase reflects the continuing development of the Company's proprietary process technologies such as Nano Range II and Ultra Res, and its advanced, more complex photomasks such as phase shift, optical proximity correction and NGL applications.

Consolidation, Restructuring and Related Charges

         In April 2001, the Company initiated a plan ("the consolidation plan") to consolidate its global photomask manufacturing network in order to increase capacity utilization and manufacturing efficiencies, as well as to accelerate the expansion of its world-class technology development. The Company initiated the consolidation plan as the final phase of its June 2000 merger with Align-Rite. Total consolidation and related charges associated with this plan of $38.1 million were recorded in the second quarter of 2001. Of the total charge, $30.6 million related to the consolidation plan and $7.5 million related to the impairment of intangible assets.

         The significant components of the consolidation plan included the closing of the former Align-Rite manufacturing facilities in Burbank, California, Palm Bay, Florida and Heilbronn, Germany. The Company anticipates that the closing of these facilities will maximize capacity utilization at its remaining facilities. As part of the plan, the Company reduced its work force by approximately 120 employees.

         The consolidation charge of $30.6 million includes: $4.0 million of cash charges for severance benefits for terminated employees paid during their entitlement periods, principally during the fourth quarter of 2001; $4.5 million for facilities closings and lease termination costs expended over the projected lease terms; and non-cash charges of $22.1 million that approximate the carrying value of fixed assets that are primarily associated with the consolidation plan based upon their expected disposition. Through October 31, 2001 cash charges of approximately $3.0 million had been expended.

         The charges also included $7.5 million that were related to the impairment in value of associated intangible assets. It was determined during the period that such assets no longer had any future economic benefit to the Company because the anticipated undiscounted cumulative cash flows from these assets were insufficient to support their carrying value.

     During March 2000, the Company implemented a plan to restructure its mature products group in order to increase capacity utilization, manufacturing efficiencies and customer service activities worldwide. Total charges associated with this restructuring plan of $17.5 million were recorded in the second quarter of 2000. Of the total charge, $9.1 million related to restructuring and $8.4 million related to the impairment of intangible assets.

     The significant components of the restructuring plan included the closing of the Company's Sunnyvale, California and Neuchatel, Switzerland manufacturing facilities and the consolidation and regionalization of sales and customer service functions. As part of the plan, the Company reduced its work force by approximately 125 employees. The restructuring charge of $9.1 million includes $1.5 million of cash charges for severance benefits paid to terminated employees which was disbursed over their entitlement period and $2.3 million for facilities closings and lease termination costs expended through the first quarter of 2001. Additionally, non-cash charges of $5.3 million approximated the carrying value primarily of fixed assets associated with the manufacturing restructuring based upon their expected disposition. Such assets, consisting principally of specialized manufacturing tools and equipment, were subsequently taken out of service.

      The charge also included $8.4 million related to the impairment in value of associated intangible assets. It was determined during the period that such assets no longer had future economic benefit to the Company because the anticipated undiscounted cumulative cash flows from these assets were insufficient to support their carrying value.

Other Income and Expense

         Interest expense for the year ended October 31, 2001 increased by $0.9 million to $12.0 million as compared to $11.1 million for 2000. The increase is primarily the result of additional borrowings associated with the Company's investments in Asia, partially offset by lower effective borrowing rates. Investment and other income, net, during 2001 decreased by $3.1 million to $2.7 million as compared to $5.8 million in 2000 primarily because there were no investment sales in 2001.

         For the year ended October 31, 2000, interest expenses increased by $3.4 million to $11.1 million. The increased expense is associated with additional borrowings, principally associated with the PSMC acquisition. Investment and other income, net, increased by $2.4 million to $5.8 million as a result of increased gains on investment sales.

Income Taxes

         For the year ended October 31, 2001 the Company recorded a tax benefit of $3.0 million or 42.7% of the pretax loss. The loss was a result of the Company's consolidation plan charge, which primarily impacted U.S. tax rates.

         The Company provided federal, state and foreign income taxes at a combined effective annual tax rate of 31.6% in 2000, compared to 36.6% in 1999. The lower rate in 2000 was primarily due to higher income in countries where the Company has government granted tax exemptions, together with higher research and development and other tax credits.

Minority Interest in Consolidated Subsidiaries

         The minority interest charge of $4.7 million in fiscal 2001 and $0.6 million in fiscal 2000, reflects the portion of income attributable to the minority shareholders of the Company's non-wholly owned subsidiaries in Asia.

Net Income (Loss) and Earnings (Loss) Per Share

         For the year ended October 31, 2001 the Company incurred a net loss of $4.0 million or ($0.13) per diluted share compared to net income of $10.2 million or $0.34 per diluted share in fiscal 2000. Net income, excluding the effects of consolidation, restructuring and related charges for 2001 and 2000, decreased to $22.1 million or $0.74 per diluted share in fiscal 2001 compared to $25.0 million or $0.86 per diluted share for fiscal 2000.

         Net income for the year ended October 31, 2000, decreased to $10.2 million, or $0.34 per diluted share, compared to $14.4 million, or $0.51 per diluted share in 1999. Fiscal year 2000 includes the effect of the consolidation, restructuring and related charges amounting to $14.8 million after tax, or $0.52 per diluted share.

Liquidity and Capital Resources

         The Company's working capital at October 31, 2001 was $48.7 million compared with $78.4 million at October 31, 2000. The decrease in working capital is primarily associated with increased short-term debt of the Company's new majority-owned subsidiary in Korea. Cash and cash equivalents at October 31, 2001 were $34.7 million compared to $38.2 million at October 31, 2000. Cash provided by operating activities for the year ended October 31, 2001 was $113.6 million compared to $49.6 million for the year ended October 31, 2000. The increase is primarily related to increased accounts payable and accruals of $9.9 million, increased depreciation and amortization of $16.1 million and increased net income from operations, exclusive of consolidation, restructuring and related charges of $6.4 million.

         Cash used by investing activities of $98.6 million consisted principally of the acquisition of a majority share of PKL in Korea together with capital equipment purchases. The Company expects capital expenditures for 2002 to be approximately $125.0 million. Capital expenditures for 2002 will be used primarily to continue to expand the Company's high-end technical capability.

         Cash used in financing activities of $17.0 million consisted principally of $24.8 million of net repayments of borrowings, partially offset by proceeds of $7.8 million from the issuance of common stock.

         The Company's commitments represent investments in additional manufacturing capacity as well as advanced equipment for the production of high-end, more complex photomasks. At October 31, 2001, the Company had commitments outstanding for capital expenditures of approximately $81 million. Additional commitments for capital requirements are expected to be incurred during fiscal 2002. At October 31, 2001 the Company was not in compliance with the convenant in its $125 million revolving credit agreement that required a defined minimum interest coverage ratio for a trailing four-quarter period. At October 31, 2001 the Company had

$58.3 million outstanding under the revolving credit agreement. On December 12, 2001 the Company sold $200 million of 4.75% Convertible Subordinated Notes due 2006 ("Notes") in a private offering pursuant to SEC Rule 144A. The Notes are convertible into the Company's common stock at a conversion price of $37.00 per share. Total net proceeds from the issuance amounted to approximately $193.5 million. Concurrent with the issuance of Notes, on December 12, 2001 the Company repaid all of the outstanding borrowings under the revolving credit agreement which amounted to $57.7 million and terminated the agreement. The Company intends to obtain a new revolving credit agreement during 2002, although there can be no assurance that it will be successful. The Company believes that its currently available resources, together with its capacity for substantial growth and its accessibility to other debt and equity financing sources, are sufficient to satisfy its cash requirements for the foreseeable future.

Effect of New Accounting Standards

         In June 2001 the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The Company will adopt this new standard beginning November 1, 2001. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but will be subject to an annual assessment for impairment by applying a fair-value-based test. The Company anticipates that the adoption of this new standard will result in the discontinuation of annual goodwill amortization of approximately $1.5 million in 2002.

         In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 becomes effective for the Company's financial statements issued for fiscal year 2003. The Company does not expect the pronouncement to have a material impact on its consolidated financial position, consolidated results of operations or consolidated cash flows.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company records derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are reported in the Statement of Operations or as Accumulated Other Comprehensive Income (Loss), a separate component of Shareholders' Equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. In general, the types of risks hedged are those relating to the variability of future cash flows caused by movements in foreign currency exchange rates. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge.

         In fiscal year 2001, the Company entered into forward currency contracts to hedge transactions to purchase equipment to be settled in Japanese Yen. Such derivatives have been designated and qualify as cash flow hedging instruments and are reported at fair value. The Company has not recognized any net gains or losses from its forward currency contracts, as these hedges are highly effective, and the forecasted purchase of equipment will occur within 12 months. Therefore, any gains or losses are included in Accumulated Other Comprehensive Income (Loss) and will be amortized as a charge to earnings over the life of the related equipment. Cash flow hedges of forecasted transactions resulted in an aggregate debit balance of $431,000 in Accumulated Other Comprehensive Income (Loss) at October 31, 2001. All forecasted transactions currently being hedged are expected to occur within 12 months.

Foreign Currency Exchange Rate Risk

         The Company conducts business in several major international currencies through its worldwide operations and is subject to changes in foreign exchange rates of such currencies. Changes in exchange rates can positively or negatively affect the Company's sales, gross margins and retained earnings. The Company attempts to minimize currency exposure risk by producing its products in the same country or region in which the products are sold and thereby generating revenues and incurring expenses in the same currency and by managing its working capital; there can be no assurance that this approach will be successful, especially in the event of a significant and sudden decline in the value of any of the international currencies of the Company's worldwide operations. The Company does not engage in purchasing forward exchange contracts for speculative purposes.

Interest Rate Risk

         The majority of the Company's borrowings are in the form of its convertible subordinated notes, which bear interest rates ranging from 4.75% to 6.0% and secured notes payable which bear interest between approximately 4.5% and 7.3%. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2002, although there can be no assurances that interest rates will not change significantly.

Forward Looking Information

         Certain statements in this report are considered "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. In particular, any statement contained in this Annual Report on Form 10-K, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, expectations with respect to future sales, financial performance, operating efficiencies and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. These factors may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward looking statements include, but are not limited to, overall economic and business conditions; the demand and receipt of orders for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; changes in federal, state and foreign tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); the Company's ability to place new equipment in service on a timely basis; interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; economic and political conditions in international markets; the ability to obtain a new bank facility or other financings; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions and productivity programs; the timing, impact and other uncertainties of future acquisitions; the seasonal and cyclical nature of the semiconductor industry; the availability of capital; management changes; damage or destruction to our facilities by natural disasters, labor strikes, political unrest or terrorist activity; the ability to fully utilize its tools; the ability of the Company to receive desired yields, pricing, product mix, and market acceptance of its products; and changes in technology. Any forward-looking statements should be considered in light of these factors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              Page

Independent Auditors' Report                                    21

Consolidated Balance Sheet
     at October 31, 2001 and 2000                               22

Consolidated Statement of Operations
     for the years ended October 31, 2001,
     2000 and 1999                                              23

Consolidated Statement of Shareholders' Equity
     for the years ended October 31, 2001,
     2000 and 1999                                              24

Consolidated Statement of Cash Flows
     for the years ended October 31, 2001,                      25
     2000 and 1999

Notes to Consolidated Financial Statements                      26

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Photronics, Inc.
Jupiter, Florida

         We have audited the accompanying consolidated balance sheets of Photronics, Inc. and subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Photronics, Inc. and subsidiaries as of October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
December 7, 2001,
(December 12, 2001 as to Note 17)

                        PHOTRONICS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet
                      (in thousands, except share amounts)

                                                October 31,      October 31,
Assets                                              2001            2000
- ------                                          -----------      -----------
Current assets:
  Cash and cash equivalents                        $ 34,684         $ 38,182
  Accounts receivable (less allowance
    for doubtful accounts of $1,000 in 2001
    and $880 in 2000)                                70,704           64,019
  Inventories                                        21,492           18,486
  Deferred income taxes                              20,052            8,610
  Other current assets                                4,464            4,711
                                                   --------         --------
   Total current assets                             151,396          134,008

Property, plant and equipment, net                  402,776          395,281
Intangible assets, net                               93,199           59,277
Deferred income taxes                                12,840           10,996
Investments and other assets                         13,327           16,410
                                                   --------         --------
                                                   $673,538         $615,972
                                                   ========         ========
Liabilities and Shareholders' Equity
- ------------------------------------
Current liabilities:
  Current portion of long-term debt
   and notes payable                               $ 33,918         $    849
  Accounts payable                                   37,142           37,917
  Accrued salaries and wages                          6,443            5,264
  Interest payable                                    3,386            2,720
  Income taxes payable                                7,092            3,037
  Restructuring and other accrued liabilities        14,683            5,828
                                                   --------         --------
    Total current liabilities                       102,664           55,615

Long-term debt                                      188,021          202,797
Deferred income taxes                                38,190           33,292
Other liabilities                                    12,492            3,162
                                                   --------         --------
    Total liabilities                               341,367          294,866
                                                   --------         --------
Minority interest                                    45,010           27,126
                                                   --------         --------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $0.01 par value,
   2,000 shares authorized, none issued
   and outstanding                                        -                -

  Common stock, $0.01 par value,
   75,000 shares authorized,
    30,276 shares issued and outstanding
    at October 31, 2001 and 29,688 shares
    issued and outstanding at October 31, 2000          303              297

  Additional paid-in capital                        146,378          136,445
  Retained earnings                                 163,220          167,246
  Accumulated other comprehensive loss             (22,740)          (9,877)
  Deferred compensation on restricted stock               -            (131)
                                                  ---------        ---------
   Total shareholders' equity                       287,161          293,980
                                                  ---------        ---------
                                                  $ 673,538        $ 615,972
                                                  =========        =========

See accompanying notes to consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                    (in thousands, except per share amounts)

                                                      Years Ended
                                         ---------------------------------------
                                         October 31,   October 31,   October 31,
                                            2001          2000          1999
                                         -----------   -----------   -----------

Net sales                                 $ 377,969      $ 331,212    $ 277,395

Costs and expenses:

  Cost of sales                             254,272        220,650      193,467

  Selling, general
   and administrative                        53,758         46,059       40,119

  Research and development                   24,858         20,731       16,611

  Consolidation, restructuring
   and related charges                       38,100         23,000            -
                                           --------       --------     --------
     Operating income                         6,981         20,772       27,198

Other income (expense):

  Interest expense                          (11,966)       (11,091)      (7,731)

  Investment and other income, net            2,664          5,783        3,335
                                           --------       --------     --------
Income (loss) before provision (benefit)
 for income taxes and minority interest      (2,321)        15,464       22,802

Income tax provision (benefit)               (3,000)         4,700        8,354
                                           --------       --------     --------
Income before minority interest                 679         10,764       14,448

Minority interest in income of
 consolidated subsidiaries                   (4,705)          (588)           -
                                           --------       --------     --------
     Net income (loss)                     $ (4,026)      $ 10,176     $ 14,448
                                           ========       ========     ========
Earnings (loss) per share:
     Basic                                   $(0.13)        $ 0.35       $ 0.52
                                             ======         ======       ======

     Diluted                                 $(0.13)        $ 0.34       $ 0.51
                                             ======         ======       ======
Weighted average number of
  common shares outstanding:
     Basic                                   29,919         28,761       27,800
                                             ======         ======       ======
     Diluted                                 29,919         29,831       28,105
                                             ======         ======       ======

See accompanying notes to consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES

                 Consolidated Statement of Shareholders' Equity
                   Years Ended October 31, 2001, 2000 and 1999
                                 (in thousands)

                                                                            Accumulated Other Comprehensive
                                                                                       Income (Loss)
                                                                        --------------------------------------- Deferred
                                                                        Unreal-                                 Compen-
                                                                         ized              Foreign              sation     Total
                                   Common Stock      Add'l              Invest-    Cash    Currency             on Re-     Share-
                                  ---------------   Paid-In   Retained   ment      Flow    Trans-               stricted   holders'
                                  Shares   Amount   Capital   Earnings   Gains    Hedges   lation       total   Stock      Equity
                                  ------   ------   -------   --------  -------   ------   -------     ------   ------     --------
Balance at
 November 1, 1998                 27,958     $280   $100,973  $138,885   $1,167       -    $(2,970)    $(1,803)  $(139)    $238,196

Comprehensive Income:
  Net income                           -        -          -    14,448        -       -          -           -       -       14,448

  Adjustment to reflect
   Align-Rite's results for
   the period from April 1, 1998
   to September 30, 1998               -        -          -     3,596        -       -          -           -       -        3,596

  Change in unrealized
   gains on investments                -        -          -         -    1,357       -          -       1,357       -        1,357

  Foreign currency
   translation adjustment              -        -          -         -        -       -     (2,125)     (2,125)      -       (2,125)
                                                              --------   ------   -----    -------    --------             --------
Total comprehensive income (loss)                               18,044    1,357             (2,125)       (768)              17,276

Sale of common stock
 through employee stock
 option and purchase plans           467        4      5,466         -        -       -          -           -       -        5,470

Amortization of re-
 stricted stock to
 compensation expense                  -        -          -         -        -       -          -           -      88           88

Common stock repurchases            (500)      (5)    (6,895)        -        -       -          -           -       -       (6,900)
                                  ------     ----    -------  --------   ------   -----    -------    --------   -----     --------
Balance at
 October 31, 1999                 27,925      279     99,544   156,929    2,524       -     (5,095)     (2,571)    (51)     254,130

Comprehensive Income:
 Net income                            -        -          -    10,176        -       -          -           -       -       10,176

 Change in unrealized
  gains on investments                 -        -          -         -    2,776       -          -       2,776       -        2,776

 Adjustment to reflect Align-
  Rite's results for the
  period from October 1, 1999
  to October 31, 1999                  -        -          -       141        -       -          -           -       -          141

Foreign currency
  translation adjustment               -        -          -         -        -       -    (10,082)    (10,082)      -      (10,082)
                                                              --------   ------   -----   --------    --------             --------
Total comprehensive income (loss)                               10,317    2,776            (10,082)     (7,306)               3,011

Sale of common stock in
  private placement                1,000       10     21,831         -        -       -          -           -       -       21,841

Sale of common stock
 through employee stock
 option and purchase plans           763        8     14,809         -        -       -          -           -       -       14,817

Restricted stock awards,
 net of amortization
 to compensation expense               -        -        261         -        -       -          -           -     (80)         181
                                  ------     ----   --------  --------   ------   -----   --------    --------   -----     --------
Balance at
 October 31, 2000                 29,688      297    136,445   167,246    5,300            (15,177)     (9,877)   (131)     293,980


Comprehensive Income:
 Net income (loss)                     -        -          -    (4,026)       -                  -           -       -       (4,026)

 Change in unrealized
  gains on investments                 -        -          -         -   (2,318)                 -      (2,318)      -       (2,318)

 Change in fair value
  of cash flow hedges                  -        -          -         -        -    (431)         -        (431)      -         (431)

Foreign currency
  translation adjustment               -        -          -         -        -       -    (10,114)    (10,114)      -      (10,114)

                                                              --------    ------  -----   --------    --------             --------
Total comprehensive income (loss)      -        -          -    (4,026)  (2,318)   (431)   (10,114)    (12,863)             (16,889)

Sale of common stock
 through employee stock
 option and purchase plans           588        6      9,933         -        -       -          -           -       -        9,939

Amortization of restricted stock
 to compensation expense               -        -          -         -        -       -          -           -     131          131
                                  ------     ----   --------  --------   ------   -----   --------    --------   -----     --------

Balance at
 October 31, 2001                 30,276     $303   $146,378  $163,220   $2,982   $(431)  $(25,291)   $(22,740)      -     $287,161
                                  ======     ====   ========  ========   ======   =====   ========    ========   =====     ========

See accompanying notes to consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows

                                 (in thousands)

                                                                           Years Ended
                                                             ----------------------------------------
                                                             October 31,    October 31,   October 31,
                                                                2001           2000          1999
                                                             -----------   -----------    -----------
Cash flows from operating activities:
Net income (loss)                                              $(4,026)      $ 10,176      $ 14,448
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
  Depreciation and amortization of
   property, plant and equipment                                67,502         53,322        45,015
  Amortization of intangible assets                              5,473          3,546         2,783
  Gain on sale of investments                                        -         (6,430)       (1,479)
  Deferred income taxes                                         (6,031)         1,251         8,104
  Restructuring and related charges                             38,100         17,500             -
  Other                                                           (631)         2,398           387
  Changes in assets and liabilities,
   net of effects of acquisitions:
    Accounts receivable                                           (205)        (3,591)      (12,084)
    Inventories                                                  1,353            596          (109)
    Other current assets                                         2,276         (1,171)       (1,910)
    Accounts payable and accrued liabilities                     9,768        (28,009)        9,852
                                                               -------        -------       -------
Net cash provided by operating activities                      113,579         49,588        65,007
                                                               -------        -------       -------
Cash flows from investing activities:
  Acquisitions of and investments in
   photomask operations, net of cash acquired                  (48,864)       (37,312)      (13,525)
  Deposits on and purchases of property,
   plant and equipment                                         (48,670)       (43,599)      (83,719)
  Net change in short-term investments                               -              -         7,532
  Proceeds from sale of investments                                  -          6,706         1,578
  Other                                                         (1,026)          (135)       (7,817)
                                                               -------        -------       -------
Net cash used in investing activities                          (98,560)       (74,340)      (95,951)
                                                               -------        -------       -------

Cash flows from financing activities:
 Net borrowings (repayments) of long-term debt                 (24,828)         10,376        27,971
 Proceeds from issuance of common stock                          7,765          32,424         5,084
 Purchase and retirement of common stock                             -               -        (6,900)
 Other                                                              52               -          (201)
                                                              --------        --------      --------
Net cash provided by (used in) financing activities            (17,011)         42,800        25,954
                                                              --------        --------      --------
Effect of exchange rate changes on cash                         (1,506)            493           101
                                                              --------        --------      --------

Net increase (decrease) in cash and cash equivalents            (3,498)         18,541        (4,889)
Cash and cash equivalents at beginning of year                  38,182          23,115        29,364
Adjustment related to Align-Rite's net cash flows
 resulting from differences in fiscal reporting periods              -          (3,474)       (1,360)
                                                              --------        --------      --------
Cash and cash equivalents at end of year                      $ 34,684        $ 38,182      $ 23,115
                                                              ========        ========      ========

See accompanying notes to consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                   Years Ended October 31, 2001, 2000 and 1999
                    (in thousands, except per share amounts)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The accompanying Consolidated Financial Statements include the accounts of Photronics, Inc. and its majority-owned subsidiaries ("Photronics" or "Company"), in which the Company exercises control. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

     Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less. The carrying values approximate fair value based on the short maturity of the instruments.

Derivative Investments and Hedging Activities

         The Company records derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are reported in the Statement of Operations or as Accumulated Other Comprehensive Income (Loss), a separate component of Shareholders' Equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge.

Investments

     The Company's equity investments are classified as available-for-sale, and carried at fair value. Unrealized gains and losses, net of tax, are reported as other comprehensive income (loss) as a separate component of shareholders' equity. Gains and losses are included in income when realized, determined based on the disposition of specifically identified investments.

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

Intangible Assets

         Intangible assets consist primarily of goodwill and other acquisition-related intangibles, and software development costs. These assets are stated at fair value as of the date incurred less accumulated amortization. Amortization is calculated on a straight-line basis over estimated useful lives of 3 to 15 years for goodwill and acquisition-related assets, and over 5 years for software development costs. The future economic benefit of the carrying value of all intangible assets is reviewed periodically and any diminution in useful life or impairment in value based on future anticipated undiscounted cash flows would be recorded in the period so determined.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The Company will adopt this new standard beginning November 1, 2001. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but will be subject to an annual assessment for impairment by applying a fair-value-based test. The Company anticipates that the adoption of this new standard will result in the discontinuation of annual goodwill amortization of approximately $1.5 million in 2002.

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

Revenue Recognition

         The Company recognizes revenue upon shipment of goods to customers.

NOTE 2 - BUSINESS COMBINATIONS

Acquisition of PKL Ltd.

         In 2001 the Company completed the acquisition of a majority of the total share capital (approximately 51%) of PKL Ltd. ("PKL"), a photomask manufacturer based in Korea for approximately $56 million. The acquisition was accounted for as a purchase in accordance with SFAS No. 141 "Business Combinations." Accordingly, a portion of the purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair value at the date of acquisition, while the balance of $38.6 million was recorded as goodwill. The purchase price allocation is preliminary and further refinements are likely to be made upon the completion of the final valuation. The operating results of PKL have been included in the Consolidated Statement of Operations from August 27, 2001, the date the Company acquired majority share. Pursuant to an agreement with certain shareholders of PKL, the Company may acquire an additional 1,000,000 shares, or approximately 32%, of PKL.

         The following table presents unaudited consolidated pro forma information as if the acquisition of PKL had occurred as of the beginning of the periods presented:

                                            Years Ended
                                    ----------------------------
                                    October 31,      October 31,
                                       2001             2000
                                    ----------       ----------

         Net sales                    $416,274         $378,386

         Net income (loss)            $ (2,021)        $ 12,479

         Diluted earnings (loss)
          per share                   $  (0.07)        $   0.42

         In management's opinion, these unaudited consolidated pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been had the acquisition of PKL occurred at the beginning of the periods presented.

         The purchase price of approximately $56 million was allocated to the net assets acquired based on estimates of their fair values at the date of the acquisition which included current assets of $22.8 million, property, plant, equipment and other assets of $54.3 million, current liabilities of $37.8 million (including $33.8 million of currently payable debt) and long-term debt of $5.0 million.

Acquisition of PSMC

         Effective June 20, 2000, the Company acquired a majority of the total share capital of Precision Semiconductor Mask Corporation (PSMC), a photomask manufacturer based in Taiwan, for approximately $63.4 million. The acquisition was accounted for as a purchase. Accordingly, a portion of the purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair value at the date of acquisition, while the balance of $31.2 million was recorded as goodwill. The operating results of PSMC have been included in the Consolidated Statement of Operations from the date of acquisition.

         The following table presents unaudited consolidated pro forma information as if the acquisition of PSMC had occurred as of the beginning of the periods presented:

                                                   Years Ended
                                           --------------------------
                                           October 31,    October 31,
                                              2000           1999
                                           ----------     ----------
         Net sales                         $ 343,248      $ 292,246

         Net income                        $   6,508      $   5,735

         Diluted earnings per share        $    0.22      $    0.20

         In management's opinion, these unaudited consolidated pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition of PSMC had been effective at the beginning of the periods presented.

Align-Rite Merger

     On June 7, 2000, Photronics completed its merger with Align-Rite International, Inc. ("Align-Rite"). Under the terms of the merger agreement, each of the 4,731,232 shares of common stock of Align-Rite issued and outstanding as of June 7, 2000 was converted into .85 shares of common stock of Photronics. Cash was paid in lieu of the issuance of any fractional shares of Photronics that would otherwise have been issued. Any stock options to acquire Align-Rite common stock that had not been exercised as of June 7, 2000 became fully vested options to acquire Photronics common stock in accordance with the Merger Agreement. The merger constituted a tax-free reorganization and has been accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements for each of the two years ended October 31, 2000 and 1999 and the accompanying notes thereto reflect the Company's financial position, results of operations and cash flows as if Align-Rite had been a wholly-owned subsidiary of Photronics for all periods presented. Prior to the merger, Align-Rite's fiscal year ended on March 31.

         The Company recorded a pre-tax charge of approximately $5.5 million for transaction costs incurred in connection with the merger. Such costs consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges.

NOTE 3 - INVESTMENTS

         There were no short-term investments at October 31, 2001 or 2000.

         Investments primarily consist of available-for-sale equity securities of publicly traded technology companies. The fair values of available-for-sale investments are based upon quoted market prices. For investments with no quoted market price, the estimated fair value is based upon the financial condition and the operating results and projections of the investee and is considered to approximate cost. Unrealized gains on investments were determined as follows:

                                            October 31,       October 31,
                                               2001               2000
                                            -----------       -----------
Fair value                                    $ 6,658           $12,797
Cost                                            1,851             4,249
                                              -------           -------
                                                4,807             8,548
Less deferred income taxes                      1,825             3,248
                                              -------           -------
Net unrealized gains                          $ 2,982           $ 5,300
                                              =======           =======

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                            October 31,       October 31,
                                               2001              2000
                                            ----------        ----------
Land                                        $   3,129         $   4,438
Buildings and improvements                     32,090            45,701
Machinery and equipment                       602,790           529,237
Leasehold improvements                         20,331            14,801
Furniture, fixtures and office equipment       35,596            32,530
                                            ---------         ---------
                                              693,936           626,707
Less accumulated depreciation
 and amortization                             291,160           231,426
                                            ---------         ---------
                                            $ 402,776         $ 395,281
                                            =========         =========

NOTE 5 - INTANGIBLE ASSETS

Intangible Assets consist of the following:

                                                 October 31,      October 31,
                                                    2001             2000
                                                 -----------       ----------

Goodwill                                           $ 89,687        $ 52,220
Software development costs                           11,984          11,984
Other                                                 5,033           4,446
                                                   --------        --------
                                                    106,704          68,650

Less accumulated amortization                        13,505           9,373
                                                   --------        --------
                                                   $ 93,199        $ 59,277
                                                   ========        ========

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                  October 31,     October 31,
                                                     2001            2000
                                                 -----------      -----------
Borrowings under revolving credit
 facilities                                       $  58,311       $  68,675

6% Convertible Subordinated Notes
 due June 1, 2004                                   103,300         103,400

Debt of non-wholly owned subsidiaries:

    10.7% Bond Payable, due October 2002             11,613               -

    Secured notes payable                            35,677          31,144

Other                                                   260             427
                                                  ---------       ---------
                                                    209,161         203,646

Less current portion                                 21,140             849
                                                  ---------       ---------
Long-term debt                                    $ 188,021       $ 202,797
                                                  =========       =========

         Long-term debt matures as follows: 2003 - $8,463; 2004 - $163,871; 2005
- - $2,687 and 2006 - $13,000. The fair value of long-term debt not yet substantively extinguished is estimated based on the current rates offered to the Company and is not significantly different from carrying value, except that the fair value of the convertible subordinated notes, based upon the most recently reported trade as of October 31, 2001, amounted to $110.9 million.

     At October 31, 2001 the Company had an unsecured revolving credit facility to provide for borrowings of up to $125 million at any time through November 2003. The Company is charged a commitment fee on the average unused amount of the available credit. The effective interest rate for fiscal 2001 was approximately 6.3%. The revolving credit facility was amended on June 12, 2001, in order to modify certain financial covenants and definitions in connection with the Company's consolidation plan. The Company was subject to compliance with and maintenance of certain financial covenants and ratios set forth in the credit facility, as amended. At October 31, 2001, the Company was not in compliance with the revolving credit facility's minimum interest coverage ratio. On December 12, 2001, the Company repaid all of the outstanding borrowings under that facility which amounted to $57.7 million and terminated the facility. The Company has classified the revolving credit facility as a long-term liability as it has the intent and ability to refinance or replace this obligation with other long-term debt (see Note 17).

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

         The 10.7% bond payable and secured notes payable are obligations of non-wholly owned subsidiaries and are not guaranteed by the Company. Secured notes payable consist primarily of collaterized equipment loans with interest rates ranging from approximately 4.5% to 7.3% and are repayable in monthly installments through May 2006.

     Cash paid for interest amounted to $11,006, $11,724 and $7,123 in 2001, 2000 and 1999, respectively.

NOTE 7 - EARNINGS PER SHARE

    A reconciliation of basic and diluted EPS as follows:

                                                                      Earnings
                                              Net         Average      (Loss)
                                             Income       Shares        Per
                                             (Loss)     Outstanding    Share
                                            --------    -----------   --------
2001:

      Basic                                $ (4,026)       29,919      $(0.13)
      Effect of potential dilution                                     ======
        from exercise of stock options            -             -           -
                                           --------        ------
      Diluted                              $ (4,026)       29,919      $(0.13)
                                           ========        ======      ======

2000:

      Basic                                $ 10,176        28,761      $ 0.35
      Effect of potential dilution                                     ======
        from exercise of stock options            -         1,070           -
                                           --------        ------
      Diluted                              $ 10,176        29,831      $ 0.34
                                           ========        ======      ======

1999:

      Basic                                $ 14,448        27,800      $ 0.52
      Effect of potential dilution                                     ======
        from exercise of stock options            -           305           -
                                           --------        ------
      Diluted                              $ 14,448        28,105      $ 0.51
                                           ========        ======      ======

          The effect of the potential conversion of notes into 3.7 million shares of common stock would be anti-dilutive for all years presented. If the assumed conversion of convertible subordinated notes and stock options had been dilutive, the incremental additional shares outstanding would have been 4,453 in 2001, 3,700 in 2000 and 4,185 in 1999.

  NOTE 8 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                   2001          2000         1999
                                 -------       -------      -------
Current:
           Federal               $   619       $ 1,344      $  (774)
           State                     127            54          205
           Foreign                 2,285         2,051          819
                                 -------       -------      -------
                                   3,031         3,449          250
                                 -------       -------      -------
Deferred:
           Federal                (7,078)        1,498        6,935
           State                    (913)          (12)         786
           Foreign                 1,960          (235)         383
                                 -------       -------      -------
                                  (6,031)        1,251        8,104
                                 -------       -------      -------
                                 $(3,000)      $ 4,700      $ 8,354
                                 =======       =======      =======

    The provision (benefit) for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes as a result of the following:

                                   2001          2000         1999
                                  ------       -------      -------
U.S. Federal income tax at
  statutory rate of 35%         $  (810)       $ 5,413      $ 7,981

State income taxes, net of
  federal benefit                  (770)            23          965
Other, net                       (1,420)          (736)        (592)
                                -------        -------      -------
                                $(3,000)       $ 4,700      $ 8,354
                                =======        =======      =======

         The Company's net deferred income tax liability consists of the following:

                                         October 31,         October 31,
                                            2001                2000
                                         ----------          ----------
Deferred income tax assets:
  Reserves not currently deductible       $ 3,653             $ 2,516
  Net operating losses                     14,585               1,889
  Tax credit carry forwards                 3,614               1,114
  Intercompany transactions                 5,105               3,295
  Intangible amortization                   3,362               1,589
  Non qualified stock options                 956                  23
  Other                                     1,617               9,180
                                          -------             -------
  Total deferred income tax asset         $32,892             $19,606
                                          =======             =======
Deferred income tax liabilities:
  Property, plant and equipment            31,551              24,902
  Investments                               1,825               3,248
  Research and development costs              948               1,297
  Other                                     3,866               3,845
                                          -------             -------
  Total deferred income tax liability     $38,190             $33,292
                                          =======             =======

  Net deferred income tax liability       $ 5,298             $13,686
                                          =======             =======

         Cash paid for income taxes amounted to $2.0 million, $0.9 million and $2.9 million in 2001, 2000 and 1999 respectively.

         The Company has a net operating loss carryover to 2002 totaling $35.2 million, of which $5.0 million expires in 2020 and $30.2 million expires in 2021. The Company expects to fully utilize these carryforwards, thus a deferred income tax asset has been established.

         Deferred income taxes of approximately $23.6 million at October 31, 2001 were not provided on undistributed earnings of foreign subsidiaries because such undistributed earnings are expected to be reinvested indefinitely.

         The Company records a deferred tax benefit from the exercise of non-qualified stock options as an addition to additional paid in capital.

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

     The following table summarizes stock option activity for each of the three years ended October 31, 2001 under the plans:

                                 Stock Options             Exercise Prices
                                 -------------             ---------------

Balance at November 1, 1998        3,056,242           $0.94     -     $31.44
     Granted                         359,106           11.91     -      25.88
     Exercised                      (430,660)           0.94     -      21.97
     Cancelled                      (156,488)           0.94     -      31.44
                                   ---------
Balance at October 31, 1999        2,828,200           $0.94     -     $31.44
     Granted                         848,281           22.13     -      27.88
     Exercised                      (646,464)           0.94     -      22.38
       Cancelled                    (236,351)           3.08     -      31.44
                                   ---------
Balance at October 31, 2000        2,793,666           $0.94     -     $31.44
     Granted                         352,950           16.12     -      27.34
     Exercised                      (428,092)           0.94     -      31.44
       Cancelled                    (131,287)          11.00     -      31.44
                                   ---------
Balance at October 31, 2001        2,587,237
                                   =========

         The following table summarizes information concerning currently outstanding and exercisable options as of October 31, 2001:

                                        Range of Exercise Prices
                           -------------------------------------------------
                           $0.94 - 10.00    $10.00 - 20.00    $20.00 - 31.44
                           --------------   --------------    --------------
Outstanding:
  Number of options               330,264        1,001,383         1,255,590
  Weighted average
    remaining years                   3.2              6.5               8.1
  Weighted average
    exercise price                  $4.61           $13.72            $23.26

Exercisable:
  Number of options               330,264          677,171           404,385
  Weighted average
    exercise price                  $4.61           $12.88            $23.14

     At October 31, 2001, 592,225 shares were available for grant and 1,411,820 shares were exercisable at a weighted average exercise price of $13.88.

     The Company has not recognized compensation expense in connection with stock option grants under the plans. However, had compensation expense been determined based on the fair value of the options on the grant dates, the Company's pro forma net (loss) income and earnings (loss) per share would have been increased by approximately $(0.4) million, or $(0.01) per diluted share in 2001, by approximately $1.4 million, or $0.05 per diluted share in 2000, and by approximately $2.7 million, or $0.10 per diluted share in 1999. The weighted average fair value of options granted was $18.66 per share in 2001, $23.76 per share in 2000 and $17.52 per share in 1999. Fair value is estimated based on the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 75.2% in 2001, 68.8% in 2000, and 67.1% in 1999; and risk-free interest rates of 6.0% in 2001, 7.5% in 2000 and 6.2% in 1999.

         The Company maintains an Employee Stock Purchase Plan ("Purchase Plan"), under which 600,000 shares of common stock were reserved for issuance. The Purchase Plan enables eligible employees to subscribe, through payroll deductions, to purchase shares of the Company's common stock at a purchase price equal to 85% of the lower of the fair market value on the commencement date of the offering and the last day of the payroll payment period. At October 31, 2001, 151,246 shares had been issued and 62,131 shares were subject to outstanding subscriptions under the Purchase Plan.

NOTE 10 - EMPLOYEE BENEFIT PLANS

     The Company maintains a 401(k) Savings and Profit-Sharing Plan (the "Plan") which covers all domestic employees who have completed six months of service and are eighteen years of age or older. Under the terms of the Plan, an employee may contribute up to 15% of their compensation, which will be matched by the Company at 50% of the employee's contributions, which are not in excess of 4% of the employee's compensation. Employee and employer contributions vest fully upon contribution. Employer contributions amounted to $0.9 million in 2001, $0.9 million in 2000, and $0.6 million in 1999.

     The Company maintains a cafeteria plan to provide eligible domestic employees with the option to receive non-taxable medical, dental, disability and life insurance benefits. The cafeteria plan is offered to all active full-time domestic employees and their qualifying dependents. The Company's contribution amounted to $5.7 million in 2001, $5.4 million in 2000 and $4.5 million in 1999.

     The Company's foreign subsidiaries maintain benefit plans for their employees, which vary by country. The obligations and cost of these plans are not significant to the Company.

NOTE 11 - LEASES

     The Company leases various real estate and equipment under non-cancelable operating leases. Rental expense under such leases amounted to $1.6 million in 2001, $2.2 million in 2000 and $4.9 million in 1999.

     Future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year amounted to $8.3 million at October 31, 2001, as follows:

           2002........$1,473            2005...........$1,288
           2003........$1,337            2006...........$1,204
           2004........$1,266            Thereafter.....$1,773

NOTE 12 - COMMITMENTS AND CONTINGENCIES

         At October 31, 2001 the Company had capital expenditure purchase commitments outstanding of approximately $81 million. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions, including collectibility of accounts receivable, depreciable lives and recoverability of property, plant and equipment, intangible assets and certain accrued liabilities. Actual results may differ from such estimates.

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

         In fiscal year 2001, the Company entered into forward currency contracts to hedge transactions to purchase equipment to be settled in Japanese Yen. Such derivatives have been designated and qualify as cash flow hedging instruments and are reported at fair value. The Company has not recognized any net gains or losses from its forward currency contracts, as these hedges are highly effective, and the forecasted purchase of equipment will occur within 12 months. Therefore, any gains or losses are included in Accumulated Other Comprehensive Income (Loss) and will be amortized as a charge to earnings over the life of the related equipment. Cash flow hedges of forecasted transactions resulted in an aggregate debit balance of $431,000 in Accumulated Other Comprehensive Income (Loss) at October 31, 2001. All forecasted transactions currently being hedged are expected to occur within 12 months.

NOTE 13 - SEGMENT INFORMATION

         The Company operates in a single industry segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors. In addition to its manufacturing facilities in the United States, the Company has operations in the United Kingdom, Germany, Switzerland, Singapore, Taiwan, and Korea. The Company's 2001, 2000 and 1999 net sales, operating income (loss) and identifiable assets by geographic area were as follows:

                                     Net         Operating        Identifiable
                                    Sales      Income (Loss)         Assets
                                  --------     -------------      ------------

               2001:
               North America      $241,873        $(12,980)         $345,546
               Europe               64,809           7,905            94,818
               Asia                 71,287          12,056           233,174
                                  --------        --------          --------
                                  $377,969        $  6,981          $673,538
                                  ========        ========          ========

               2000:
               North America      $240,013        $  9,599          $423,926
               Europe               59,211           7,143            93,727
               Asia                 31,988           4,030            98,319
                                  --------        --------          --------
                                  $331,212        $ 20,772          $615,972
                                  ========        ========          ========
               1999:
               North America      $216,342        $ 25,237          $364,818
               Europe               48,403           3,746           107,522
               Asia                 12,650          (1,785)           29,969
                                  --------        --------          --------
                                  $277,395        $ 27,198          $502,309
                                  ========        ========          ========


    Approximately 4% of net domestic sales in 2001 were for delivery outside of the United States (4% in 2000 and 5% in 1999).

    During fiscal 2001 and 2000, no single customer accounted for more than 10% of the Company's net sales. In fiscal 1999, two customers each represented approximately 10% of total net sales.

NOTE 14 - COMPREHENSIVE INCOME (LOSS)

         The Company's comprehensive income (loss) as reported in the Consolidated Statement of Shareholders' Equity, consists of net earnings (losses) and all changes in equity during a period except those resulting from investments by owners and distributions to owners, which are presented before-tax. The Company does not provide for U.S. income taxes on foreign currency translation adjustments. Accumulated other comprehensive income (loss) consists of unrealized gains and losses on certain investments in equity securities and foreign currency translation adjustments. The related tax effects allocated to each component of other comprehensive income (loss) were as follows for the three years ended October 31, 2001:

                                       Before-Tax    Tax (Expense)    Net-of-Tax
                                         Amount       or Benefit        Amount
                                       ---------     ------------     ----------
2001:
Foreign currency translation
 adjustment                            $(10,114)       $      -       $(10,114)
                                       --------        --------       --------
Loss on change in fair value
 of cash flow hedge                        (431)                          (431)

Unrealized holding losses arising
 during the period                       (4,803)          2,485         (2,318)
                                       --------        --------       --------
Other comprehensive loss               $(15,348)       $  2,485       $(12,863)
                                       ========        ========       ========
2000:
Foreign currency translation
 adjustment                            $(10,082)       $      -       $(10,082)
                                       --------        --------       --------
Unrealized gains on investments:
 Unrealized holding gains arising
   during the period                     10,499         (3,318)          7,181

 Less: reclassification adjustment
  for gains realized in
  net income                             (6,430)         2,025          (4,405)
                                       --------       --------        --------
Net unrealized gains                      4,069         (1,293)          2,776
                                       --------       --------        --------
Other comprehensive loss               $ (6,013)      $ (1,293)       $ (7,306)
                                       ========       ========        ========

1999:
Foreign currency translation
 adjustment                            $ (2,125)      $      -        $ (2,125)
                                       --------       --------        --------
Unrealized gains on investments:
 Unrealized holding gains arising
   during the period                      4,574         (1,738)          2,836

 Less: reclassification adjustment
  for gains realized in
  net income                             (2,385)           906          (1,479)
                                       --------       --------        --------

Net unrealized gains                      2,189           (832)          1,357
                                       --------       --------        --------
Other comprehensive income (loss)      $     64       $   (832)       $   (768)
                                       ========       ========        ========

NOTE 15 - CONSOLIDATION, RESTRUCTURING AND RELATED CHARGES

         In April 2001, the Company initiated a plan ("the consolidation plan") to consolidate its global photomask manufacturing network in order to increase capacity utilization and manufacturing efficiencies, as well as to accelerate the expansion of its world-class technology development. The Company initiated the consolidation plan as the final phase of its June 2000 merger with Align-Rite. Total consolidation and related charges associated with this plan of $38.1 million were recorded in the second quarter of 2001. Of the total charge, $30.6 million related to the consolidation plan and $7.5 million related to the impairment of intangible assets.

         The significant components of the consolidation plan included the closing of the former Align-Rite manufacturing facilities in Burbank, California, Palm Bay, Florida and Heilbronn, Germany. The Company anticipates that the closing of these facilities will maximize capacity utilization at its remaining facilities. As part of the plan, the Company reduced its work force by approximately 120 employees.

         The consolidation charge of $30.6 million includes: $4.0 million of cash charges for severance benefits for terminated employees paid during their entitlement periods, principally during the fourth quarter of 2001; $4.5 million for facilities closings and lease termination costs expended over the projected lease terms; and non-cash charges of $22.1 million that approximate the carrying value of fixed assets that are primarily associated with the consolidation plan based upon their expected disposition. Through October 31, 2001 cash charges of approximately $3.0 million had been expended.

         The charges also included $7.5 million that were related to the impairment in value of associated intangible assets. It was determined during the period that such assets no longer had any future economic benefit to the Company because the anticipated undiscounted cumulative cash flows from these assets were insufficient to support their carrying value.

     During March 2000, the Company implemented a plan to restructure its mature products group in order to increase capacity utilization, manufacturing efficiencies and customer service activities worldwide. Total charges associated with this restructuring plan of $17.5 million were recorded in the second quarter of 2000. Of the total charge, $9.1 million related to restructuring and $8.4 million related to the impairment of intangible assets.

     The significant components of the restructuring plan included the closing of the Company's Sunnyvale, California and Neuchatel, Switzerland manufacturing facilities and the consolidation and regionalization of sales and customer service functions. As part of the plan, the Company reduced its work force by approximately 125 employees. The restructuring charge of $9.1 million includes $1.5 million of cash charges for severance benefits paid to terminated employees which was disbursed over their entitlement period and $2.3 million for facilities closings and lease termination costs expended through the first quarter of 2001. Additionally, non-cash charges of $5.3 million approximated the carrying value primarily of fixed assets associated with the manufacturing restructuring based upon their expected disposition. Such assets, consisting principally of specialized manufacturing tools and equipment, were subsequently taken out of service.

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

NOTE 16 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following table sets forth certain unaudited quarterly financial data:

                              First     Second     Third     Fourth      Year
2001:                                                                     (a)

Net sales                    $98,557   $100,572   $85,016    $93,824   $377,969
Gross margin                  35,328     36,337    24,447     27,585    123,697
Net income (loss)              8,402   (16,191)     1,777      1,986     (4,026)

Earnings (loss) per share:
       Basic                   $0.28    $(0.54)     $0.06      $0.07     $(0.13)
       Diluted                 $0.28    $(0.54)     $0.06      $0.07     $(0.13)

2000:                                                                    (b)

Net sales                    $72,585    $76,360   $85,595    $96,672   $331,212
Gross margin                  22,250     25,228    28,919     34,165    110,562
Net income (loss)              3,531    (5,302)     3,158      8,789     10,176

Earnings (loss) per share:
       Basic                   $0.13    $(0.19)     $0.11      $0.30      $0.35
       Diluted                 $0.13    $(0.19)     $0.11      $0.29      $0.34

(a) Includes consolidation charges of $38.1 million ($26.1 million after tax, or $0.87 per diluted share), recorded in the second quarter, in connection with the final phase of the Company's merger with Align-Rite International, Inc. and subsequent consolidation of facilities in California, Florida and Germany.

(b) Includes restructuring and related charges, recorded in the second quarter, incurred in connection with the closure of the Company's Sunnyvale, California and Neuchatel, Switzerland facilities and merger related expenses, recorded in the third quarter, totaling $14.8 million (after tax) or $0.52 per share.

NOTE 17 - SUBSEQUENT EVENT

         At October 31, 2001, the Company was not in compliance with the covenant in its $125 million revolving credit agreement that required a defined minimum interest coverage ratio for a trailing four-quarter period. At October 31, 2001 the Company had $58.3 million outstanding under the revolving credit agreement. On December 12, 2001 the Company sold $200 million of 4.75% Convertible Subordinated Notes due 2006 ("Notes") in a private offering pursuant to SEC Rule 144A. The Notes are convertible into the Company's common stock at a conversion price of $37.00 per share. Net proceeds from the issuance amounted to approximately $193.5 million. Concurrent with the issuance of the Notes, on December 12, 2001 the Company repaid all of the outstanding borrowings under the Revolving Credit Agreement which amounted to $57.7 million and terminated the agreement. The Company intends to obtain a new revolving credit agreement during 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements on any accounting and financial disclosure matters between the Company and its independent certified public accountants for which a Form 8-K was required to be filed during the 24 months ended October 31, 2001 or for the period from October 31, 2001 to the date hereof.

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

                                  PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K

(A)  The following documents are filed as part of this report:

     1)   Financial Statements

          Independent Auditors' Reports

          Consolidated Balance Sheet at October 31, 2001 and 2000

          Consolidated Statement of Operations for the years ended October 31, 2001, 2000 and 1999

          Consolidated Statement of Shareholders' Equity for the years ended October 31, 2001, 2000 and 1999

          Consolidated Statement of Cash Flows for the years ended October 31, 2001, 2000 and 1999

          Notes to Consolidated Financial Statements

     2)   Financial Statement Schedules

          Schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     3)   Exhibits:  See Exhibits Index.

(B)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter ended October 31, 2001.

                               SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      PHOTRONICS, INC.
        (Registrant)

By    ROBERT J. BOLLO                            January 24, 2002
      Robert J. Bollo
      Senior Vice President
      Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By    CONSTANTINE S. MACRICOSTAS                 January 24, 2002
      Constantine S. Macricostas
      Chief Executive Officer and
      Chairman of the Board

By    ROBERT J. BOLLO                            January 24, 2002
      Robert J. Bollo
      Senior Vice President
      Chief Financial Officer

By    SEAN T. SMITH                              January 24, 2002
      Sean T. Smith
      Vice President
          Controller

By    WALTER M. FIEDEROWICZ                      January 24, 2002
      Walter M. Fiederowicz
      Director

By    JOSEPH A. FIORITA, JR.                     January 24, 2002
      Joseph A. Fiorita, Jr.
      Director

By    MICHAEL J. YOMAZZO                         January 24, 2002
      Michael J. Yomazzo
      Director

                                 EXHIBITS INDEX

Exhibit
Number     Description

3.1        Certificate of Incorporation. (1)

3.2        By-Laws, as amended. (1)

3.3        Amendment to Certificate of Incorporation, dated March 16, 1990. (3)

3.4        Amendment to Certificate of Incorporation, dated March 16, 1995. (10)

3.5        Amendment to Certificate of Incorporation, dated November 13, 1997.
           (13)

4.1        Form of Stock Certificate. (1)

4.2 Form of Indenture between the Company and The Bank of Nova Scotia Trust Company of New York, as Trustee, relating to the 4-3/4% Convertible Subordinated Notes due December 15, 2006. *

4.3 Registration Rights Agreement, dated December 12, 2001 between the Company, Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner and Smith. *

4.4 Form of Indenture between The Chase Manhattan Bank, as Trustee, and the Company relating to the 6% Convertible Subordinated Notes due June 1, 2004. (12)

10.1 Loan Agreement, dated August 10, 1984, among the Company, Fairfield Associates, and the Connecticut Development Authority. (1)

10.2 Indenture of Trust, dated August 10, 1984, between the Connecticut Development Authority and Citytrust. (1)

10.3 Security Agreement dated August 10, 1984, between the Company and the Connecticut Development Authority, with assignment to Citytrust, as Trustee. (1)

10.4 Lease Agreement, dated August 10, 1984, between the Company and Fairfield Associates. (1)

10.5 Guaranty Agreement, dated August 10, 1984, by the Company and Constantine Macricostas to Citytrust, as Trustee. (1)

10.6 Assumption Agreement between the Company, MC2 and the Connecticut Development Authority, dated October 15, 1992, and related Note, Mortgage and Collateral Assignment of Leases and amendments thereto.
           (6)

10.7 Assumption Agreement, Third Amendment to Loan Agreement and Amendment to Guaranty Photronics Labs Incorporated Project - 1984 Series, dated August 28, 1992, by and among Photronics California, Inc., Photronics Financial Services, Inc., Photronics Investment Services, Inc.,

           Photronics Texas, Inc., the Company, Constantine Macricostas, the Connecticut Development Authority, The Chase Manhattan Bank of Connecticut, N.A. and Fairfield Associates. (6)

10.8 Amendment to Security Agreements, dated October 31, 1988, by and among the Company, Citytrust, Constantine S. Macricostas and Mayo Associates. (8)

10.9 Amendment to Loan Agreements between the Company and the Connecticut Development Authority, dated as of June 8, 1990. (3)

10.10 Second Amendment to Loan Agreement dated as of December 20, 1991 by and among the Company, the Connecticut Development Authority and The Chase Manhattan Bank of Connecticut, N.A. (4)

10.11 Lease dated as of November 1, 1989 between the Company, MC3, Inc. and Alpha-Omega Associates. (8)

10.12      The Company's 1992 Stock Option Plan. (5) +

10.13      The Company's 1992 Employee Stock Purchase Plan. (5)

10.14      The Company's 1994 Employee Stock Option Plan. (7) +

10.15      The Company's 1996 Stock Option Plan. (11) +

10.16      The Company's 1998 Stock Option Plan. (14) +

10.17 The Company's 2000 Stock Option Plan filed as Appendix A to the Company's Notice of Annual Meeting and Proxy Statement dated April 4, 2000 is incorporated herein by reference. +

10.18 Form of Agreement regarding Life Insurance between the Company and each of Messrs. Macricostas and Bollo. (9) +

10.19 Consulting Agreement between the Company and Michael J. Yomazzo, dated October 10, 1997. (13) +

10.20 Consulting Agreement between the Company and Constantine S. Macricostas, dated October 10, 1997. (13) +

10.21 Employment Agreement dated July 17, 2000 between the Company and Robert J. Bollo. +

10.22 Put/Call Option Agreement dated August 21, 2001, by and among Photronics, Inc., Photo (L) Limited, Mask (L) Limited, Lakeway (L) Limited, The HSBC Private Equity Fund 2 Limited, The HSBC Private Equity Fund, L.P., Taiwan Mask Corp. and Blue Water Ventures International Ltd. filed as Exhibit 10 to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 2001 is incorporated herein by reference.

10.23 Severance Agreement dated December 5, 2001, between the Company and James L. Mac Donald. * +

21         List of Subsidiaries. *

23         Consent of Deloitte & Touche LLP. *

- --------------------

 *         Filed herewith.

 + Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 14(c) of this report.

- --------------------

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