Form 10-Q
period 2002-01-31
PHOTRONICS INC
filed 2002-03-14
CIK 810136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended........January 31, 2002........

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from..............to..............

                       Commission file number...0-15451...

                                PHOTRONICS, INC.
             (Exact name of registrant as specified in its charter)

        ...CONNECTICUT...                                   ...06-0854886...
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

....1061 EAST INDIANTOWN ROAD, JUPITER, FL...                   ...33477...
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

         Class                                  Outstanding at February 28, 2002
COMMON STOCK, $.01 PAR VALUE                            30,394,011 SHARES

                                PHOTRONICS, INC.
                                AND SUBSIDIARIES

                                      INDEX

PART I.           FINANCIAL INFORMATION                                 PAGE

Item 1.           Condensed Consolidated Financial Statements
                  Condensed Consolidated Balance Sheet
                  at January 31, 2002 (unaudited) and
                  October 31, 2001                                         3

                  Condensed Consolidated Statement of
                  Earnings for the Three Months Ended
                  January 31, 2002 (unaudited) and
                  January 31, 2001 (unaudited)                             4

                  Condensed Consolidated Statement of
                  Cash Flows for the Three Months Ended
                  January 31, 2002 (unaudited) and
                  January 31, 2001 (unaudited)                             5

                  Notes to Condensed Consolidated
                  Financial Statements (unaudited)                     6 - 9

Item 2.           Management's Discussion and Analysis
                  of Results of Operations and
                  Financial Condition                                 9 - 13



PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                        13

PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        PHOTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             JANUARY 31,    OCTOBER 31,
                                                               2002           2001
                                                             ---------      ---------
                                                            (UNAUDITED)
ASSETS
------
Current assets:
   Cash and cash equivalents                                 $ 152,672      $  34,684
   Accounts receivable, net                                     66,251         70,704
   Inventories                                                  21,081         21,492
   Deferred income taxes and other current assets               28,220         24,516
                                                             ---------      ---------
      Total current assets                                     268,224        151,396

Property, plant and equipment, net                             414,308        402,776
Intangible assets, net                                          92,514         93,199
Deferred income taxes                                           12,844         12,840
Investments and other assets                                    24,785         13,327
                                                             ---------      ---------
                                                             $ 812,675      $ 673,538
                                                             =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Current portion of long-term debt and notes payable       $  34,563      $  33,918
   Accounts payable                                             38,862         37,142
   Other accrued liabilities                                    25,510         31,604
                                                             ---------      ---------
      Total current liabilities                                 98,935        102,664

Long-term debt                                                 325,445        188,021
Deferred income taxes and other liabilities                     51,941         50,682
                                                             ---------      ---------
      Total liabilities                                        476,321        341,367
                                                             ---------      ---------
Minority interest                                               46,648         45,010
                                                             ---------      ---------
Commitments and contingencies

Shareholders' equity:
   Preferred stock, $0.01 par value,
    2,000 shares authorized, none issued and outstanding            --             --

   Common stock, $0.01 par value,
    75,000 shares authorized, 30,370 shares issued and
    outstanding at January 31, 2002 and 30,276 shares
    issued and outstanding at October 31, 2001                     304            303

Additional paid-in capital                                     148,187        146,378
Retained earnings                                              164,967        163,220
Accumulated other comprehensive loss                           (23,752)       (22,740)
                                                             ---------      ---------
     Total shareholders' equity                                289,706        287,161
                                                             ---------      ---------
                                                             $ 812,675      $ 673,538
                                                             =========      =========


See accompanying notes to condensed consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                         -------------------------
                                                         JANUARY 31,    JANUARY 31,
                                                            2002          2001
                                                          --------      --------
Net sales                                                 $ 95,686      $ 98,557

Costs and expenses:
   Cost of sales                                            67,754        63,229
   Selling, general and administrative                      13,845        13,474
   Research and development                                  7,131         5,856
                                                          --------      --------
Operating income                                             6,956        15,998

Other expense, net                                          (3,069)       (2,776)
                                                          --------      --------

   Income before provision for income taxes
    and minority interest                                    3,887        13,222

Provision for income taxes                                     500         3,700
                                                          --------      --------

     Income before minority interest                         3,387         9,522

Minority interest in income of
 consolidated subsidiaries                                  (1,640)       (1,120)
                                                          --------      --------

Net income                                                $  1,747      $  8,402
                                                          ========      ========
Earnings per share:
   Basic                                                  $   0.06      $   0.28
                                                          ========      ========
   Diluted                                                $   0.06      $   0.28
                                                          ========      ========
Weighted average number of common
  shares outstanding:
   Basic                                                    30,313        29,714
                                                          ========      ========
   Diluted                                                  31,202        34,147
                                                          ========      ========


See accompanying notes to condensed consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                        ---------------------------
                                                        JANUARY 31,     JANUARY 31,
                                                           2002           2001
                                                         ---------      ---------
Cash flows from operating activities:
   Net income                                            $   1,747      $   8,402

   Adjustment to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                        20,115         17,653
       Other                                                    29            704
       Changes in assets and liabilities:
           Accounts receivable                               4,184         (7,415)
           Inventories                                         247           (437)
           Other current assets                             (3,767)         1,110
           Accounts payable and accrued liabilities            196         10,760
                                                         ---------      ---------

Net cash provided by operating activities                   22,751         30,777
                                                         ---------      ---------
Cash flows from investing activities:
   Deposits on and purchases of property,
     plant and equipment                                   (32,616)       (13,782)
   Other                                                    (3,738)         4,347
                                                         ---------      ---------
Net cash used in investing activities                      (36,354)        (9,435)
                                                         ---------      ---------
Cash flows from financing activities:
   Repayment of long-term debt                             (60,740)       (24,987)
   Proceeds from issuance of common stock                    1,344            584
   Proceeds from issuance of convertible debt, net         193,431             --
                                                         ---------      ---------

Net cash provided by (used in) financing activities        134,035        (24,403)
                                                         ---------      ---------
Effect of exchange rate changes on cash flows               (2,444)          (450)
                                                         ---------      ---------
Net increase (decrease) in cash and cash equivalents       117,988         (3,511)
Cash and cash equivalents at beginning of period            34,684         38,182
                                                         ---------      ---------

Cash and cash equivalents at end of period               $ 152,672      $  34,671
                                                         =========      =========

Cash paid during the period for:
    Interest                                             $   4,547      $   4,581
    Income taxes                                         $      46      $     155



See accompanying notes to condensed consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ending November 3, 2002. Certain amounts in the Condensed Consolidated Financial Statements for prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2001.

NOTE 2 - ACQUISITION OF PKL LTD.

         In 2001 the Company completed the acquisition of a majority of the total share capital (approximately 51%) of PKL Ltd. ("PKL"), a photomask manufacturer based in Korea, for approximately $56 million. The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." Accordingly, a portion of the purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair values at the date of acquisition, while the balance of $38.6 million was recorded as goodwill. The purchase price allocation is preliminary and further refinements are likely to be made upon the completion of the final valuation. The operating results of PKL have been included in the Consolidated Statement of Earnings from August 27, 2001, the date the Company acquired majority share. Pursuant to an agreement with certain shareholders of PKL, the Company may acquire an additional 1,000,000 shares, or approximately 32%, of PKL. Had the acquisition of PKL occurred at the beginning of fiscal 2001, the unaudited pro forma condensed consolidated net sales for the three months ended January 31, 2001 would have been $109.1 million and the pro forma net income and earnings per share for the the three months ended January 31, 2001 would have been $7.8 million and $0.26 per share, respectively. In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition of PKL had been effective at the beginning of the periods presented.

NOTE 3 - COMPREHENSIVE INCOME

         The following table summarizes comprehensive income for the three months ended January 31, 2002 and 2001 (in thousands):


                                                            THREE MONTHS ENDED
                                                         -----------------------
                                                         JANUARY 31,   JANUARY 31,
                                                            2002          2001
                                                         ----------    ---------
Net income                                               $ 1,747        $ 8,402

Other comprehensive income:
  Unrealized gains on investments                            124            142
  Foreign currency translation adjustments                  (446)          (434)
  Net change in cash flow hedges                            (690)            --
                                                         -------        -------
                                                          (1,012)          (292)
                                                         -------        -------
Total comprehensive income                               $   735        $ 8,110
                                                         =======        =======

NOTE 4 - EARNINGS PER SHARE

         Earnings per share ("EPS") amounts are calculated in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted.

         A reconciliation of basic and diluted EPS for the three months ended January 31, 2002 and 2001, respectively, is as follows (in thousands, except per share amounts).


                                                          AVERAGE
                                             NET           SHARES            EARNINGS
                                            INCOME       OUTSTANDING         PER SHARE
                                            ------       ------------        ---------
2002:
-----
 Basic                                      $1,747           30,313            $0.06
 Effect of potential dilution                                                  =====
  from exercise of stock options                 -              889
                                            ------           ------
 Diluted (a)                                $1,747           31,202            $0.06
                                            ======           ======            =====

2001:
-----
Basic                                       $8,402           29,714            $0.28
Effect of potential dilution                                                   =====
 from exercise of stock options
 and conversion of notes                     1,077            4,433
                                            ------           ------
Diluted                                     $9,479           34,147            $0.28
                                            ======           ======            =====

(a) The effect of the conversion of the Company's convertible notes for the three months ended January 31, 2002 is anti-dilutive. If the assumed conversion of convertible subordinated notes had been dilutive, the incremental additional shares outstanding would have been 6,396 for the three months ended January 31, 2002.

NOTE 5 - LONG TERM DEBT

         On December 12, 2001 the Company sold $200 million of 4.75% Convertible Subordinated Notes due 2006 ("Notes") in a private offering pursuant to SEC Rule 144A. The Notes are convertible into the Company's common stock at a conversion price of $37.00 per share. Net proceeds from the issuance amounted to approximately $193.4 million. Concurrent with the issuance of the Notes, on December 12, 2001 the Company repaid all of the outstanding borrowings under its Revolving Credit Agreement which amounted to $57.7 million and terminated the agreement. The Company intends to obtain a new revolving credit agreement during 2002.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

         Effective November 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but will be subject to an annual assessment for impairment by applying a fair-value based test. Within six months (by April 30, 2002) of adoption of SFAS No. 142, the Company will complete a transitional impairment review to identify if there is an impairment to the goodwill or intangible assets of indefinite life using a fair value methodology. This method differs from an undiscounted cash flow methodology which continues to be used for intangible assets with an identifiable life. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle for the quarter ending April 30, 2002. Subsequent impairment losses will be reflected in operating income in the Statement of Earnings.

         As required by SFAS No. 142, the results for the prior year's quarter have not been restated. A reconciliation of net income as if SFAS No. 142 had been adopted is presented below for the three months ended January 31, 2001 (in thousands).


                                                                 Three Months Ended
                                                            ----------------------------
                                                            January 31,       January 31,
                                                               2002              2001
                                                            ----------        ----------
Reported net income:                                         $1,747             $8,402

Goodwill amortization                                             -                254
                                                             ------             ------
Adjusted net income                                          $1,747             $8,656
                                                             ======             ======

Basic and diluted earnings per share:

   Reported basic and diluted earnings per share             $ 0.06             $ 0.28

   Goodwill amortization                                          -               0.01
                                                             ------             ------
   Adjusted basic and diluted earnings per share             $ 0.06             $ 0.29
                                                             ======             ======

         Goodwill at January 31, 2002 and October 31, 2001 amounted to approximately $85.1 million. Other intangible assets, which continue to be amortized, consist of software development costs and non-compete agreements. The balance of other intangible assets at January 31, 2002 consists of the following (in thousands):

         Other intangible assets            $12,984
         Less accumulated amortization       (5,595)
                                            -------
                                            $ 7,389
                                            =======

         Amortization expense of other intangible assets for the quarter ended January 31, 2002 was approximately $0.7 million. Future estimated annual amortization expense (in thousands) of other intangibles is expected to be $2,740 in 2002, $2,707 in 2003, and $1,942 in 2004.

NOTE 7 - DERIVATIVE INSTRUMENTS, HEDGING INSTRUMENTS AND HEDGING ACTIVITY

         In fiscal year 2001, the Company entered into forward currency contracts to hedge transactions to purchase equipment to be settled in Japanese Yen. Such derivatives were designated and qualified as cash flow hedging instruments and were reported at fair value. These transactions were settled during the first quarter of 2002 resulting in a loss of $1.1 million, which was recorded in other comprehensive loss, as these hedges were highly effective, and the forecasted purchase of equipment occurred. Therefore, the losses on the contracts are included in Accumulated Other Comprehensive Loss and will be amortized as a charge to earnings over the estimated useful life of the related equipment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

         In 2001, the Company completed the acquisition of a majority equity interest in PKL Ltd. ("PKL"), a leading Korean photomask supplier for an aggregate purchase price of $56 million. Prior to 2001, the Company owned approximately 6% of PKL. The acquisition was accounted for as a purchase. The operating results of PKL have been included in the Company's Consolidated Statement of Earnings since August 27, 2001.

         In April 2001, the Company initiated a plan ("the consolidation plan") to consolidate its global photomask-manufacturing network in order to increase capacity utilization and manufacturing efficiencies, as well as to accelerate the expansion of its world-class technology development. The Company initiated the consolidation plan as the final phase of its June 2000 merger with Align-Rite. Total consolidation and related charges associated with this plan of $38.1 million were recorded in the second quarter of 2001. Of the total charge, $30.6 million related to the consolidation plan and $7.5 million related to the impairment of intangible assets.

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

         The consolidation charge of $30.6 million includes: $4.0 million of cash charges for severance benefits for terminated employees paid during their entitlement periods, principally during the fourth quarter of 2001, $4.5 million for facilities closings and lease termination costs expended over the projected lease terms; and non-cash charges of $22.1 million that approximate the carrying value of fixed assets that are primarily associated with the consolidation plan based upon their expected disposition. Through January 31, 2002 cash charges of approximately $4.6 million had been paid.

         The charges also included $7.5 million that were related to the impairment in value of associated intangible assets. It was determined during the period that such assets no longer had any future economic benefit to the Company because the anticipated undiscounted cumulative cash flows from these assets were insufficient to support their carrying value.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2002 VERSUS JANUARY 31, 2001

         The following table represents selected operating information expressed as a percentage of net sales:


                                                  Three Months Ended
                                              --------------------------
                                              January 31,    January 31,
                                                 2002           2001
                                              -----------     ----------
Net sales                                       100.0%           100.0%

Cost of sales                                    70.8             64.2
                                                -----            -----
Gross margin                                     29.2             35.8

Selling, general and
   administrative expenses                       14.5             13.7

Research and development expenses                 7.4              5.9
                                                -----            -----
Operating income                                  7.3%            16.2%
                                                =====            =====

         Net sales for the quarter ended January 31, 2002 decreased 2.9% to $95.7 million compared with $98.6 million for the corresponding prior year period. The decrease in sales was attributable to the continuing slow-down in design releases for mature technology products and competitive pricing pressures for photomasks associated with the global semiconductor downturn over the last nine months. The decline in volume for mature technology products was somewhat mitigated by an improved mix of high-end technology products, which have design rules of 0.18 micron and below, and the inclusion of sales from our majority-held subsidiary in Korea. International operations for the quarter ended January 31, 2002 accounted for 44% of net sales as compared to 33% in the quarter ended January 31, 2001. The Company continues to see weaknesses in selling prices for mature technology products, but has benefited from its continued investments in high-end manufacturing capabilities.

         Gross margin for the quarter ended January 31, 2002 decreased to 29.2% of net sales as compared to 35.8% during the corresponding period last year. The decrease is primarily associated with lower utilization of our expanding fixed equipment cost base coupled with decreased demand for mature technology products. The effect from increased revenue associated with improved high-end demand during the first quarter of 2002 was mitigated by continued investments in the Company's global manufacturing network, including our new Korea operation.

         Selling, general and administrative expenses increased 2.8% to $13.8 million for the quarter ended January 31, 2002, compared with $13.5 million for the same period in the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses increased to 14.5% as compared to 13.7% for the same period in the prior fiscal year. Increased selling, general and administrative expenses associated with the inclusion of our new Korean subsidiary were mitigated by efficiencies realized from the Company's 2001 consolidation plan.

         Research and development expenses for the quarter ended January 31, 2002 increased to $7.1 million compared with $5.9 million for the same period in the prior fiscal year. This increase reflects continued development of advanced, subwavelength reticle solutions and inclusion of our Korean subsidiary. Research and development was 7.4% of net sales for the quarter ended January 31, 2002, compared to 5.9% in the corresponding prior year period.

         Net other expense of $3.1 million for the quarter ended January 31, 2002 increased $0.3 million compared to the quarter ended January 31, 2001. The increase from last year is due to higher interest costs associated with increased borrowings resulting from our $200 million convertible debt issuance in December and borrowings associated with the Korean acquisition.

         Minority interest of $1.6 million for the three months ended January 31, 2002 reflects the minority interest in earnings of the Company's subsidiaries in Taiwan and Korea.

         Net income for the three months ended January 31, 2002, decreased to $1.7 million, or $0.06 per basic and diluted share. These amounts compare to $8.4 million, or $0.28 per basic and diluted share, for the corresponding prior year period.

LIQUIDITY AND CAPITAL RESOURCES

         On December 12, 2001 the Company sold $200 million of 4.75% Convertible Subordinated Notes due 2006 ("Notes") in a private offering pursuant to SEC Rule 144A. The Notes are convertible into the Company's common stock at a conversion price of $37.00 per share. Net proceeds from the issuance amounted to approximately $193.4 million. Concurrent with the issuance of the Notes, on December 12, 2001 the Company repaid all of the outstanding borrowings under its Revolving Credit Agreement which amounted to $57.7 million and terminated the agreement. The Company intends to obtain a new revolving credit agreement during 2002.

         The Company's working capital at January 31, 2002 increased to $169.3 million compared to $48.7 million at October 31, 2001, primarily as a result of the net proceeds received from the convertible debt offering. Cash and cash equivalents at January 31, 2002 were $152.7 million compared to $34.7 million at October 31, 2001. Cash provided by operating activities for the quarter ended January 31, 2002 decreased to $22.8 million compared to $30.8 million for the quarter ended January 31, 2001, primarily as a result of reduced net income. Cash used in investing activities of $36.4 million consisted principally of capital equipment purchases. The Company expects capital expenditures for 2002 to be approximately $125 million, which will be used primarily to expand the Company's high-end technical capability. Cash flows provided by financing activities of $134.0 million consisted of the net proceeds from the $200 million convertible note issuance, offset by the repayment of the Company's revolving credit agreement.

         Photronics' commitments represent investments in additional manufacturing capacity as well as advanced equipment for the production of high-end photomasks. At January 31, 2002, Photronics had commitments outstanding for capital expenditures of approximately $85.0 million. Additional commitments for capital expenditures are expected to be incurred during fiscal 2002. Photronics will continue to use its working capital to finance its capital expenditures. Photronics believes that its currently available resources, together with its capacity for substantial growth and its access to other debt and equity financing sources, are sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the foreseeable future.

EFFECT OF NEW ACCOUNTING STANDARDS

         In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 becomes effective for the Company's financial statements issued for fiscal year 2003. The Company does not expect the pronouncements to have a material impact on its consolidated financial position, consolidated results of operations or consolidated cash flows.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.

FOREIGN CURRENCY EXCHANGE RATE RISK

         The Company conducts business in several major international currencies through its worldwide operations, and as a result, is subject to changes in foreign exchange rates of the various currencies. Changes in exchange rates can positively or negatively affect the Company's sales, gross margins and retained earnings. The Company attempts to minimize currency exposure risk by producing its products in the same country or region in which the products are sold so it can manage its working capital by generating revenues and incurring expenses in the same currency. There can be no assurance that this approach will be successful, especially in the event of a significant and sudden decline in the value of any of the international currencies in the Company's worldwide operations. The Company does not engage in purchasing forward exchange contracts for speculative purposes.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a)      Exhibits
                        See Exhibits Index.

               (b)      Reports on Form 8-K
                        On December 13, 2001 the Company filed a current report on Form 8-K announcing the sale of $175,000,000 of 4 3/4% Convertible Subordinated Notes due 2006.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PHOTRONICS, INC.
                                   Registrant

                              By: /s/ SEAN T. SMITH
                                  -----------------
                                     Sean T. Smith
                                     Vice President
                                Chief Financial Officer
                               (Duly Authorized Officer and
                               Principal Financial Officer)

DATE:  MARCH 13, 2002