Form 10-Q
period 2002-04-30
PHOTRONICS INC
filed 2002-06-13
CIK 810136

                        SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended........April 30, 2002........

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

         Class                                    Outstanding at May 31, 2002
COMMON STOCK, $.01 PAR VALUE                              31,896,150 SHARES

                                PHOTRONICS, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
                  Condensed Consolidated Balance Sheets
                  at April 30, 2002 (unaudited) and
                  October 31, 2001                                         3 - 4

                  Condensed Consolidated Statements of
                  Operations for the Three and Six Months
                  Ended April 30, 2002 (unaudited) and
                  April 30, 2001 (unaudited)                                   5

                  Condensed Consolidated Statements of
                  Cash Flows for the Six Months Ended
                  April 30, 2002 (unaudited) and
                  April 30, 2001 (unaudited)                                   6

                  Notes to Condensed Consolidated
                  Financial Statements (unaudited)                        7 - 11


Item 2.  Management's Discussion and Analysis
         of Results of Operations and
         Financial Condition                                             11 - 15


Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                               16 - 17


PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                            17

Item 4.  Submission of Matters to a Vote of Security Holders                  17

Item 6.  Exhibits and Reports on Form 8-K                                     17

PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        PHOTRONICS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                        APRIL 30,      OCTOBER 31,
                                                          2002            2001
                                                        --------        --------
                                                       (UNAUDITED)
Current assets:

         Cash and cash equivalents                      $141,953        $ 34,684

         Accounts receivable, net                         74,312          70,704

         Inventories                                      21,529          21,492

         Deferred income taxes and
          other current assets                            24,892          24,516
                                                        --------        --------
            Total current assets                         262,686         151,396

Property, plant and equipment, net                       436,397         402,776

Intangible assets, net                                   122,569          93,199

Investments and other assets                              33,820          26,167
                                                        --------        --------
                                                        $855,472        $673,538
                                                        ========        ========

See accompanying notes to condensed consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       APRIL 30,      OCTOBER 31,
                                                          2002           2001
                                                       ---------      ---------
                                                      (UNAUDITED)

Current liabilities:

    Current portion of long-term debt                  $  34,909      $  33,918
    Accounts payable                                      37,942         37,142
    Other accrued liabilities                             30,965         31,604
                                                       ---------      ---------
         Total current liabilities                       103,816        102,664

Long-term debt                                           324,048        188,021

Deferred income taxes and other liabilities               52,689         50,682
                                                       ---------      ---------
         Total liabilities                               480,553        341,367


Minority interest                                         39,243         45,010

Commitments and contingencies

Shareholders' equity:
    Preferred stock, $0.01 par value,
       2,000 shares authorized,
       none issued and outstanding                            --             --

    Common stock, $0.01 par value,
       150,000 shares authorized at
       April 30, 2002 and
       75,000 shares authorized at
       October 31, 2001,
       31,722 shares issued and
       outstanding at April 30, 2002
       and 30,276 shares issued
       and outstanding at October 31, 2001                   317            303

    Additional paid-in capital                           190,642        146,378

    Retained earnings                                    167,486        163,220

    Accumulated other comprehensive loss                 (22,769)       (22,740)
                                                       ---------      ---------
         Total shareholders' equity                      335,676        287,161
                                                       ---------      ---------
                                                       $ 855,472      $ 673,538
                                                       =========      =========

See accompanying notes to condensed consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                            ----------------------    ----------------------
                                            APRIL 30,    APRIL 30,    APRIL 30,    APRIL 30,
                                              2002         2001         2002         2001
                                            ---------    ---------    ---------    ---------
Net sales                                   $ 103,057    $ 100,572    $ 198,743    $ 199,129

Costs and expenses:
   Cost of sales                               71,319       64,235      139,073      127,464

   Selling, general and administrative         14,656       13,137       28,501       26,611

   Research and development                     7,451        6,130       14,584       11,986

   Consolidation, restructuring and
     related charges                               --       38,100           --       38,100
                                            ---------    ---------    ---------    ---------
Operating income (loss)                         9,631      (21,030)      16,585       (5,032)

Other expenses, net                            (4,122)      (1,837)      (7,191)      (4,613)
                                            ---------    ---------    ---------    ---------

   Income (loss) before income taxes
    and minority interest                       5,509      (22,867)       9,394       (9,645)

Provision (benefit) for income taxes              800       (8,200)       1,300       (4,500)
                                            ---------    ---------    ---------    ---------
   Income (loss) before minority interest       4,709      (14,667)       8,094       (5,145)

Minority interest in income of
  consolidated subsidiary                      (2,190)      (1,524)      (3,828)      (2,644)
                                            ---------    ---------    ---------    ---------

Net income (loss)                           $   2,519    $ (16,191)   $   4,266    $  (7,789)
                                            =========    =========    =========    =========

Earnings (loss) per share:

    Basic                                   $    0.08    $   (0.54)   $    0.14    $   (0.26)
                                            =========    =========    =========    =========

    Diluted                                 $    0.08    $   (0.54)   $    0.14    $   (0.26)
                                            =========    =========    =========    =========

Weighted average number of common
  shares outstanding:

    Basic                                      30,833       29,908       30,573       29,811
                                            =========    =========    =========    =========

    Diluted                                    31,909       29,908       31,556       29,811
                                            =========    =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                          ----------------------
                                                          APRIL 30,    APRIL 30,
                                                             2002         2001
                                                          ---------    ---------
Cash flows from operating activities:
   Net income (loss)                                      $   4,266    $  (7,789)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                         39,918       35,581
       Deferred taxes and other                                 504       (7,817)
       Consolidation, restructuring and related charges          --       38,100
       Changes in assets and liabilities:
           Accounts receivable                               (1,931)      (5,507)
           Inventories                                         (287)      (1,654)
           Other current assets                                (341)       1,000
           Accounts payable and accrued liabilities           2,074        8,055
                                                          ---------    ---------
Net cash provided by operating activities                    44,203       59,969

Cash flows from investing activities:
   Investment in photomask operations                                    (12,689)
   Deposits on and purchases of property,                        --
     plant and equipment                                    (68,702)     (28,886)
   Other                                                        139          667
                                                          ---------    ---------
Net cash used in investing activities                       (68,563)     (40,908)

Cash flows from financing activities:
   Payment of long term debt                                (62,884)     (34,016)
   Proceeds from issuance of common stock                     1,075        3,577
   Proceeds from issuance of convertible debt, net          193,431           --
                                                          ---------    ---------
Net cash provided by (used in) financing activities         131,622      (30,439)

Effect of exchange rate changes on cash flows                     7       (1,617)
                                                          ---------    ---------
Net increase (decrease) in cash
 and cash equivalents                                       107,269      (12,995)
Cash and cash equivalents at beginning of period             34,684       38,182
                                                          ---------    ---------
Cash and cash equivalents at end of period                $ 141,953    $  25,187
                                                          =========    =========

Cash paid during the period for:
    Interest                                              $   5,539    $   5,435
    Income taxes                                          $     987    $     156

See accompanying notes to condensed consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               THREE AND SIX MONTHS ENDED APRIL 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

         Photronics, Inc. and its subsidiaries (the "Company" or "Photronics") manufacture photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and are used as masters to transfer circuit patterns onto semiconductor wafers during the fabrication of integrated circuits and, to a lesser extent, other types of electrical components. The Company operates principally from 11 facilities, five of which are located in the United States, three in Europe and one each in Korea, Singapore and Taiwan.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year ending November 3, 2002. Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2001.

NOTE 2 - ACQUISITION OF PKL LTD.

         In 2001, the Company completed the acquisition of a majority equity interest (approximately 51%) in PKL Ltd. ("PKL"), a leading Korean photomask supplier, for $56 million. In April 2002, the Company acquired an additional 28% of PKL in exchange for 1,212,218 shares of Photronics common stock. The acquisition was accounted for as a purchase and accordingly goodwill in the aggregate of $69.4 million was recorded. The operating results of PKL have been included in the Company's Consolidated Statements of Operations since August
27, 2001. Had the acquisition of PKL occurred at the beginning of fiscal 2001, the unaudited pro forma condensed consolidated net sales for the three and six months ended April 30, 2001 would have been $111.2 million and $220.3 million, respectively, the pro forma net loss would have been $(17.1) million and $(9.5) million, respectively, and loss per share would have been $(0.57) and $(0.32) per share, respectively. In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition of PKL had been effective at the beginning of the periods presented.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

         The following table summarizes comprehensive income (loss) for the three and six months ended April 30, 2002 and 2001:

                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      ------------------------       ----------------------
                                                      APRIL 30,     APRIL 30,        APRIL 30,     APRIL 30,
                                                        2002          2001             2002          2001
                                                      ---------     ---------        ---------     --------
Net income (loss)                                      $ 2,519      $(16,191)          $ 4,266     $ (7,789)

Other comprehensive loss:
  Unrealized (losses) on investments, net               (1,306)       (1,633)           (1,182)      (1,491)
  Foreign currency translation adjustments               2,289        (5,741)            1,843       (6,175)
  Net change in cash flow hedges                             -                            (690)
                                                       -------      --------           -------     --------
                                                           983        (7,374)              (29)      (7,666)
                                                       -------      --------           -------     --------
                                                       $ 3,502      $(23,565)          $ 4,237     $(15,455)
                                                       =======      ========           =======     ========

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

         A reconciliation of basic and diluted EPS for the three and six months ended April 30, 2002 and 2001, respectively, follows (in thousands, except per share amounts):

                                           NET             AVERAGE            EARNINGS
                                          INCOME           SHARES              (LOSS)
                                          (LOSS)         OUTSTANDING         PER SHARE
                                          ------         ------------        ---------
THREE MONTHS
2002:
 Basic                                  $  2,519            30,883             $ 0.08
 Effect of potential dilution
  from exercise of stock options (a)           -             1,026
                                        --------            ------
 Diluted                                $  2,519            31,909             $ 0.08
                                        ========            ======             ======

2001:
 Basic and diluted (b)                  $(16,191)           29,908             $(0.54)
                                        ========            ======             ======



                                           NET             AVERAGE            EARNINGS
                                          INCOME           SHARES              (LOSS)
                                          (LOSS)         OUTSTANDING         PER SHARE
                                          ------         ------------        ---------
SIX MONTHS

2002:
 Basic                                   $ 4,266             30,573            $ 0.14

 Effect of potential dilution
  from exercise of stock options (a)           -                983
                                         -------             ------            ------
  Diluted                                $ 4,266             31,556            $ 0.14
                                         =======             ======            ======

2001:
 Basic and diluted (b)                   $(7,789)            29,811            $(0.26)
                                         =======             ======            ======

         (a) The effect of the conversion of the Company's convertible notes for the three and six months ended April 30, 2002 is anti-dilutive. If the assumed conversion of convertible subordinated notes had been dilutive, the incremental additional shares outstanding would have been 9,098 and 7,747 for the three and six months ended April 30, 2002, respectively.

         (b) The effect of stock options and the conversion of the Company's convertible notes for the three and six months ended April 30, 2001 is anti-dilutive. If the assumed exercise of stock options and conversion of convertible subordinated notes had been dilutive, the incremental additional shares outstanding would have been 4,686 and 4,561 for the three and six months ended April 30, 2001, respectively.

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

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

         Effective November 1, 2001 the Company adopted Financial Accounting Standard ("FAS") No. 142, "Goodwill and Other Intangible Assets." The standard changes the accounting for goodwill and intangible assets with an indefinite life whereby such assets will no longer be amortized; however, the standard does require evaluation for impairment and a corresponding writedown, if appropriate. FAS No. 142 requires an initial evaluation of goodwill impairment upon adoption. Such evaluation was performed as of November 1, 2001 resulting in no impairment in the value of the Company's goodwill.

         Comparative information as if goodwill had not been amortized in the three and six months ended April 30, 2001 is as follows:

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       --------------------------        --------------------
                                                       APRIL 30,        APRIL 30,        APRIL 30,  APRIL 30,
                                                         2002             2001             2002       2001
                                                       --------         --------         --------   --------
Reported net income (loss)                              $ 2,519        $(16,191)         $ 4,266    $ (7,789)

Goodwill amortization                                         -              82                          336
                                                        -------        --------          -------    --------
Adjusted net income (loss)                              $ 2,519        $(16,109)         $ 4,266    $ (7,453)
                                                        =======        ========          =======    ========

Basic and diluted earnings per share:

   Reported basic and diluted earnings (loss)
    per share                                            $ 0.08        $ (0.54)          $ 0.14     $ (0.26)

   Goodwill amortization                                      -               -               -        0.01
                                                         ------        --------          ------     -------
   Adjusted basic and diluted earnings (loss)
    per share                                            $ 0.08        $ (0.54)          $ 0.14     $ (0.25)
                                                         ======        ========          ======     =======

         Goodwill at April 30, 2002 and October 31, 2001 amounted to approximately $115.9 million and $85.1 million, respectively. Other intangible assets, which continue to be amortized, consist of software development costs and a non-compete agreement. The balance of other intangible assets consists of a gross carrying amount of $12,984 at April 30, 2002 and October 31, 2001, less accumulated amortization of $6,280 and $4,911 at April 30, 2002 and October 31, 2001, respectively.

         Amortization expense of other intangible assets for the three and six months ended April 30, 2002 was approximately $0.7 million and $1.4 million, respectively. Estimated annual amortization expense (in thousands) of other intangible assets is expected to be $2,740 in 2002, $2,707 in 2003, and $1,942 in 2004.

NOTE 7 - DERIVATIVE INSTRUMENTS, HEDGING INSTRUMENTS AND HEDGING ACTIVITY

         In fiscal year 2001, the Company entered into forward currency contracts to hedge transactions to purchase equipment to be settled in Japanese yen. Such derivatives were designated and qualified as cash flow hedging instruments and were reported at fair value. These transactions were settled during 2002 resulting in a loss of $1.1 million, which was recorded in other comprehensive loss, as these hedges were highly effective and the forecasted purchase of equipment occurred. Therefore, the losses on the contracts are included in Accumulated Other Comprehensive Loss and will be amortized as a charge to earnings over the estimated useful life of the related equipment.

NOTE 8 - OTHER NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 supersedes previous guidance for financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds certain guidance for reporting extinguishments of debt and provides guidance to determine if the transactions are part of recurring operations or if they meet the criteria for classification as an extraordinary item. Additionally, SFAS No. 145 requires that certain lease modifications be accounted for in the same manner as sale-leaseback transactions.

         SFAS No.'s 143, 144 and 145 become effective for the Company's financial statements for fiscal year 2003. The Company does not expect the adoption of these statements to have a material impact on its consolidated financial position, consolidated results of operations or consolidated cash flows.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

         In 2001, the Company completed the acquisition of a majority equity interest (approximately 51%) in PKL Ltd. ("PKL"), a leading Korean photomask supplier, for $56 million. In April 2002, the Company acquired an additional 28% of PKL in exchange for 1,212,218 shares of Photronics common stock. The acquisition was accounted for as a purchase and accordingly goodwill in the aggregate of $69.4 million was recorded. The operating results of PKL have been included in the Company's Consolidated Statements of Operations since August
27, 2001.

         As the final phase of its merger with Align-Rite, in April 2001, the Company initiated a plan ("the consolidation plan") to consolidate its global photomask manufacturing network in order to increase capacity utilization and manufacturing efficiencies, as well as to accelerate the expansion of its world-class technology development. Total consolidation and related charges associated with this plan of $38.1 million were recorded in the second quarter of 2001.

         The consolidation charge consisted of cash charges of $8.5 million for severance benefits, facility closings, lease termination costs, and non-cash charges of $22.1 million related to the disposition of fixed assets. Through April 30, 2002 cash charges of approximately $5.6 million had been paid. Other related charges include $7.5 million for the impairment in value of associated intangible assets.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED APRIL 30, 2002 VERSUS APRIL 30, 2001

         The following table represents selected financial information, expressed as a percentage of net sales:

                                        Three Months Ended                  Six Months Ended
                                    ---------------------------        -------------------------
                                    April 30,         April 30,          April 30,     April 30,
                                      2002              2001               2002          2001
                                    --------         ---------          ---------      --------
Net sales                             100%             100.0%              100%         100.0%

Cost of sales                         69.2              63.9               70.0           64.0
                                     -----             -----              -----          -----
Gross margin                          30.8              36.1               30.0           36.0

Selling, general and
     administrative expenses          14.2              13.0               14.3           13.4

Research and development expenses      7.3               6.1                7.4            6.0

Consolidation, restructuring             -              37.9                  -           19.1
     and related charges             -----            ------              -----          -----

Operating income (loss)               9.3%            (20.9)%              8.3%          (2.5)%
                                     =====            ======              =====          =====

         Net sales for the three months ended April 30, 2002 increased 2.5% to $103.1 million as compared to $100.6 million for the three months ended April 30, 2001. Net sales for the six months ended April 30, 2002 were $198.7 million as compared to $199.1 million for the six months ended April 30, 2001. The increase in sales for the second quarter of 2002 resulted primarily from the inclusion of our majority-held subsidiary in Korea. This increase, however, was mitigated by the continued slowdown in design releases for mature technology products and an increase in competitive pricing pressures for photomasks associated with the depressed global semiconductor market the Company has experienced over the last four quarters. The decline in volume for mature technology products has been somewhat mitigated by an increased volume of high-end technology products, which have design rules of 0.18 micron and below. Net sales from international operations for the three and six months ended April 30, 2002 accounted for 50% and 47% of total net sales, respectively, as compared to 40% and 38% for the three and six months ended April 30, 2001, respectively.

         Gross margins decreased to 30.8% and 30.0% for the three and six months ended April 30, 2002, respectively, as compared to 36.1% and 36.0% for the three and six months ended April 30, 2001, respectively. The decreases for the three and six months ended April 30, 2002 as compared to the three and six months ended April 30, 2001 are primarily associated with lower utilization of our expanding fixed equipment cost base. The positive effect from increased revenue associated with improved high-end demand during the three and six months ended April 30, 2002 was mitigated by continued investments in the Company's global manufacturing network and decreased demand for mature technology products.

         Selling, general and administrative expenses increased 11.6% to $14.7 million and 7.1% to $28.5 million for the three and six months ended April 30, 2002, respectively, compared with $13.1 million and $26.6 million for the same periods in the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses increased to 14.2% and 14.3% for the three and six month periods ended April 30, 2002, respectively, compared with 13.0% and 13.4% for the same periods in the prior fiscal year. Increased selling, general and administrative expenses associated with the inclusion of PKL in 2002 were partially mitigated by cost reductions associated with our 2001 consolidation plan.

         Research and development expenses increased 21.5% to $7.5 million and 21.7% to $14.6 million for the three and six months ended April 30, 2002, respectively, compared with $6.1 million and $12.0 million for the same periods in the prior fiscal year. As a percentage of net sales, research and development expenses increased to 7.3% and 7.4% for the three and six months ended April 30, 2002, respectively, compared with 6.1% and 6.0% for the same periods in the prior fiscal year. This increase in costs reflects the continued development of advanced, sub-wavelength reticle solutions and Next Generation Lithography (NGL) applications coupled with the inclusion of expenses associated with our Korean subsidiary in 2002.

         Net other expenses of $4.1 million and $7.2 million for the three and six months ended April 30, 2002, respectively, increased $2.3 million and $2.6 million, respectively. The increased costs for the three and six months ended April 30, 2002 are primarily associated with higher interest costs from our $200 million convertible debt issuance in December 2001 and additional debt assumed with the PKL acquisition.

         The provision for income taxes was $0.8 million and $1.3 million for the three and six months ended April 30, 2002, respectively, as compared to an income tax benefit of $8.2 million and $4.5 million for the three and six months ended April 30, 2001, respectively. The effective income tax rate was 24.1% and 23.4% for the three and six months ended April 30, 2002, respectively, primarily due to a higher portion of income derived from jurisdictions with favorable tax attributes and tax holidays.

         Minority interest for the three and six months ended April 30, 2002 was $2.2 million and $3.8 million, respectively, as compared to $1.5 million and $2.6 million for the three and six months ended April 30, 2001, respectively, and reflects the minority interest in earnings of the Company's subsidiaries in Taiwan and Korea.

         Net income was $2.5 million, or $0.08 per basic and diluted share and $4.2 million, or $0.14 per basic and diluted share for the three and six months ended April 30, 2002, respectively. These amounts compare to a net loss of $16.2 million and $7.8 million or $0.54 and $0.26 per basic and diluted share for the three and six months ended April 30, 2001, respectively. Financial results for fiscal year 2001 includes the effect of the consolidation and related charges amounting to $26.1 million after tax, or $0.75 per diluted share.

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

         The Company's working capital at April 30, 2002 increased to $158.9 million compared to $48.7 million at October 31, 2001, primarily as a result of the net proceeds received from the convertible debt offering. Cash and cash equivalents at April 30, 2002 were $142.0 million compared to $34.7 million at October 31, 2001. Cash provided by operating activities for the six months ended April 30, 2002 decreased to $44.2 million compared to $60.0 million for the six months ended April 30, 2001, primarily as a result of reduced income from operations excluding restructuring and related charges. Cash used in investing activities of $68.6 million consisted principally of capital equipment purchases. The Company expects capital expenditures for fiscal 2002 to be approximately $125 million, which will be used primarily to expand the Company's high-end technical capability. Cash flows provided by financing activities of $131.6 million consisted primarily of the net proceeds from the $200 million convertible note issuance, offset by the repayment of the Company's revolving credit agreement.

         Photronics' commitments represent investments in additional manufacturing capacity as well as advanced equipment for the production of high-end photomasks. At April 30, 2002, Photronics had commitments outstanding for the capital expenditures of approximately $80.0 million. Additional commitments for capital expenditures are expected to be incurred during fiscal 2002. Photronics will continue to use its working capital to finance its capital expenditures. Photronics believes that its currently available resources, together with its capacity for substantial growth and its access to other debt and equity financing sources, are sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the foreseeable future.

EFFECT OF NEW ACCOUNTING STANDARDS

         Effective November 1, 2001 the Company adopted Financial Accounting Standard ("FAS") No. 142, "Goodwill and Other Intangible Assets." The standard changes the accounting for goodwill and intangible assets with an indefinite life whereby such assets will no longer be amortized; however, the standard does require evaluation for impairment and a corresponding writedown, if appropriate. FAS No. 142 requires an initial evaluation of impairment upon adoption. Such evaluation was performed as of November 1, 2001 resulting in no impairment in the value of the Company's goodwill and other intangible assets.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 supersedes previous guidance for financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds certain guidance for reporting extinguishments of debt and provides guidance to determine if the transactions are part of recurring operations or if they meet the criteria for classification as an extraordinary item. Additionally, SFAS No. 145 requires that certain lease modifications be accounted for in the same manner as sale-leaseback transactions.

         SFAS No.'s 143, 144 and 145 become effective for the Company's financial statements for fiscal year 2003. The Company does not expect the adoption of these statements to have a material impact on its consolidated financial position, consolidated results of operations or consolidated cash flows.

CRITICAL ACCOUNTING POLICIES

         The Company's critical accounting policies are as follows:

         CONSOLIDATION - The condensed consolidated financial statements presented herein include the accounts of Photronics, Inc. and its majority-owned subsidiaries in which the Company exercises control. All significant intercompany transactions and accounts have been eliminated.

         ESTIMATES AND ASSUMPTIONS - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions, including collectibility of accounts receivable, depreciable lives and recoverability of property, plant and equipment, intangible assets and certain accrued liabilities. Actual results may differ from such estimates.

         LONG-LIVED ASSETS - Property, plant and equipment are recorded at cost less accumulated depreciation. Repairs and maintenance as well as renewals and replacements of a routine nature are charged to operations as incurred, while those which improve or extend the lives of existing assets are capitalized. Upon sale or other disposition, the cost of the asset and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is reflected in income.

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

         INTANGIBLE ASSETS - Intangible assets consist primarily of goodwill and other acquisition-related intangibles, and software development costs. These assets are stated at fair value as of the date incurred less accumulated amortization. Amortization is calculated on a straight-line basis over estimated useful lives of 3 to 15 years for goodwill and acquisition-related assets, and over 5 years for software development costs. The future economic benefit of the carrying value of all intangible assets is reviewed periodically and any diminution in useful life or impairment in value based on future anticipated undiscounted cash flows would be recorded in the period so determined.

         INCOME TAXES - The provision for income taxes is computed on the basis of consolidated financial statement income. Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         In fiscal year 2001, the Company entered into forward currency contracts to hedge transactions to purchase equipment to be settled in Japanese yen. Such derivatives were designated and qualified as cash flow hedging instruments and were reported at fair value. These transactions were settled during 2002 resulting in a loss of $1.1 million, which was recorded in other comprehensive loss, as these hedges were highly effective and the forecasted purchase of equipment occurred. Therefore, the losses on the contracts are included in Accumulated Other Comprehensive Income (Loss) and will be amortized as a charge to earnings over the estimated useful life of the related equipment.

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

INTEREST RATE RISK

         The majority of the Company's borrowings are in the form of its convertible subordinated notes, which bear interest rates ranging from 4.75% to 6.0% and certain foreign secured notes payable which bear interest between approximately 4.5% and 7.3%. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2002, although there can be no assurances that interest rates will not change significantly.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 4, 2002 the Company announced that it had sold on that date 1,212,218 shares of its Common Stock (the "Shares") to four institutional shareholders of PKL Co., Ltd. ("PKL") upon the partial exercise of a put option, in exchange for 859,730 shares of PKL, a Korean photomask manufacturer. The Shares were issued in a private placement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                  (a) The matters set forth in this Item 4 were submitted to a vote of security holders of the Company at an Annual Meeting of Shareholders held on March 20, 2002.

                  (b) The following directors, constituting the entire Board of Directors, were elected at the Annual Meeting of Shareholders held on March 20, 2002. Also indicated are the affirmative, negative and authority withheld votes for each director.

                                                                                    AUTHORITY
                                                           FOR         AGAINST       WITHHELD
                                                       ----------      ------       ---------
                           Walter M. Fiederowicz       25,034,840         -           691,140
                           Joseph A. Fiorita, Jr.      25,033,590         -           692,390
                           Constantine S. Macricostas  25,157,260         -           568,720
                           Willem D. Maris             25,470,987         -           689,890
                           Michael J. Yomazzo          25,036,090         -           568,720

                  (c) A proposal to approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 75,000,000 to 150,000,000 received the following vote:

                                                          FOR          AGAINST        ABSTAIN
                                                       ----------     ---------       -------
                                                       23,466,159     2,234,706        25,115

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - see Exhibits Index

         (b) During the quarter for which this report is filed, the Company filed:

                  i) a Form 8-K dated April 4, 2002 reporting information under Item 2 of Part II

                  ii) a Form 8-K dated March 11, 2002 announcing several senior management promotions

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  PHOTRONICS, INC.
                                                     Registrant

                                            By:   /s/ SEAN T. SMITH
                                                  -----------------
                                                    Sean T. Smith
                                                   Vice President,
                                               Chief Financial Officer
                                            (Duly Authorized Officer and
                                             Principal Financial Officer)

Date: June 13, 2002

                                  EXHBITS INDEX

EXHIBIT
NUMBER   DESCRIPTION

3.1      Certificate of Incorporation of the Company, as amended.