Form 10-Q
period 2002-07-31
PHOTRONICS INC
filed 2002-09-12
CIK 810136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        (Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to__________________

                         Commission file number 0-15451

                                 PHOTRONICS, INC
                             ----------------------
             (Exact name of registrant as specified in its charter)

       CONNECTICUT                                             06-0854886
     ---------------                                        -----------------
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

  1061 EAST INDIANTOWN ROAD, JUPITER, FL                         33477
-----------------------------------------                     -----------
 (Address of principal executive offices)                      (Zip Code)

                                 (561) 745-1222
                              --------------------
              (Registrant's telephone number, including area code)

               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

           Class                                Outstanding at September 2, 2002
COMMON STOCK, $.01 PAR VALUE                           31,977,706 SHARES

                                PHOTRONICS, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                    PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
         at July 31, 2002 (unaudited) and
         October 31, 2001                                           3 - 4

         Condensed Consolidated Statements of
         Operations for the Three and Nine Months
         Ended July 31, 2002 (unaudited) and
         July 31, 2001 (unaudited)                                      5

         Condensed Consolidated Statements of
         Cash Flows for the Nine Months Ended
         July 31, 2002 (unaudited) and
         July 31, 2001 (unaudited)                                      6

         Notes to Condensed Consolidated
         Financial Statements (unaudited)                          7 - 12

Item 2.  Management's Discussion and Analysis
         of Results of Operations and
         Financial Condition                                      12 - 17

Item 3.  Quantitative and Qualitative Disclosures
         about Market Risk                                        17 - 18

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                              18

PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        PHOTRONICS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                        JULY 31,         OCTOBER 31,
                                                          2002              2001
                                                      -----------       ------------
                                                      (UNAUDITED)
Current assets:

         Cash and cash equivalents                     $ 133,698         $  34,684

         Short term investments                           15,274                 -

         Accounts receivable, net                         68,782            70,704

         Inventories                                      19,718            21,492

         Deferred income taxes and
          other current assets                            39,706            24,516
                                                       ---------         ---------

   Total current assets                                  277,178           151,396

Property, plant and equipment, net                       448,336           402,776

Intangible assets, net                                   121,884            93,199

Investments and other assets                              22,785            26,167
                                                       ---------         ---------
                                                       $ 870,183         $ 673,538
                                                       =========         =========

See accompanying notes to condensed consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       JULY 31,          OCTOBER 31,
                                                         2002               2001
                                                      -----------        ----------
                                                      (UNAUDITED)
Current liabilities:
    Current portion of long-term debt                 $   7,979           $  33,918
    Accounts payable                                     31,396              37,142
    Other accrued liabilities                            31,429              31,604
                                                      ---------           ---------
         Total current liabilities                       70,804             102,664

Long-term debt                                          351,390             188,021

Deferred income taxes and other liabilities              49,301              50,682
                                                      ---------           ---------
         Total liabilities                              471,495             341,367

Minority interest                                        44,122              45,010

Commitments and contingencies

Shareholders' equity:
    Preferred stock, $0.01 par value,
       2,000 shares authorized,
       none issued and outstanding                            -                   -

    Common stock, $0.01 par value, 150,000 shares
       authorized, 31,953 shares issued and
       outstanding at July 31, 2002 and
       30,276 shares issued and outstanding at
       October 31, 2001                                     320                 303

    Additional paid-in capital                          194,792             146,378

    Retained earnings                                   168,671             163,220

    Accumulated other comprehensive loss                 (8,917)            (22,740)

    Deferred compensation on restricted stock              (300)                  -
                                                      ---------           ---------
         Total shareholders' equity                     354,566             287,161
                                                      ---------           ---------
                                                      $ 870,183           $ 673,538
                                                      =========           =========

See accompanying notes to condensed consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                           Three Months Ended                 Nine Months Ended
                                                        -------------------------          ----------------------
                                                         July 31,       July 31,            July 31,     July 31,
                                                          2002            2001                2002        2001
                                                        ----------     ----------          ----------   ---------
Net sales                                                $  98,070      $  85,016           $ 296,813   $ 284,145

Costs and expenses:

   Cost of sales                                            69,992         60,569             209,011     188,033

   Selling, general and administrative                      15,075         12,979              43,629      39,590

   Research and development                                  7,692          6,250              22,276      18,236

   Consolidation, restructuring and related charges              -              -                   -      38,100
                                                         ---------      ---------           ---------   ---------
Operating income                                             5,311          5,218              21,897         186

Other expenses, net                                         (4,060)        (2,080)            (11,252)     (6,693)
                                                         ---------      ---------           ---------   ---------

   Income (loss) before income taxes
    and minority interest                                    1,251          3,138              10,645      (6,507)

Income tax (benefit) provision                                (900)           500                 400      (4,000)
                                                         ---------      ---------           ---------   ---------
   Income (loss) before minority interest                    2,151          2,638              10,245      (2,507)

Minority interest in income of
  consolidated subsidiaries                                   (966)          (861)             (4,794)     (3,505)
                                                         ---------      ---------           ---------   ---------

Net income (loss)                                        $   1,185      $   1,777           $   5,451   $  (6,012)
                                                         =========      =========           =========   =========

Earnings (loss) per share:

    Basic                                                $    0.04      $    0.06           $    0.18   $   (0.20)
                                                         =========      =========           =========   =========

    Diluted                                              $    0.04      $    0.06           $    0.17   $   (0.20)
                                                         =========      =========           =========   =========

Weighted average number of common
  shares outstanding:

    Basic                                                   31,895         29,972              31,030      29,865
                                                         =========      =========           =========   =========

    Diluted                                                 32,237         29,972              31,783      29,865
                                                         =========      =========           =========   =========

See accompanying notes to condensed consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                   Nine Months Ended
                                                          ---------------------------------
                                                           July 31,               July 31,
                                                             2002                  2001
                                                          -----------           -----------
Cash flows from operating activities:
   Net income (loss)                                       $   5,451              $ (6,012)

   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                          61,807                54,779
       Deferred taxes and other                                  425                (5,312)
       Consolidation, restructuring and related charges            -                38,100
       Changes in assets and liabilities:
           Accounts receivable                                 4,655                   887
           Inventories                                         2,889                   476
           Other current assets                               (4,991)                  820
           Accounts payable and accrued liabilities             (623)                5,574
                                                           ---------              --------
Net cash provided by operating activities                     69,613                89,312
                                                           ---------              --------
Cash flows from investing activities:
   Investment in photomask operations                              -               (33,798)
   Deposits on and purchases of property,
     plant and equipment                                     (88,416)              (38,570)
   Purchase of investments                                   (15,274)                    -
   Other                                                      (1,362)                4,042
                                                           ---------              --------
Net cash used in investing activities                       (105,052)              (68,326)
                                                           ---------              --------
Cash flows from financing activities:
   Repayments of long-term debt                              (68,224)              (36,664)
   Proceeds from issuance of common stock                      4,467                 5,973
   Proceeds from issuance of convertible debt, net           193,237                     -
                                                           ---------              --------
Net cash provided by (used in) financing activities          129,480               (30,691)
                                                           ---------              --------
Effect of exchange rate changes on cash flows                  4,973                (3,771)
                                                           ---------              --------
Net increase (decrease) in cash                               99,014               (13,476)
Cash and cash equivalents at beginning of period              34,684                38,182
                                                           ---------              --------
Cash and cash equivalents at end of period                 $ 133,698              $ 24,706
                                                           =========              ========
Cash paid during the period for:
    Interest                                               $  13,150              $  9,164
    Income taxes                                           $     987              $    239

See accompanying notes to condensed consolidated financial statements.

                        PHOTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               THREE AND NINE MONTHS ENDED JULY 31, 2002 AND 2001
                                   (UNAUDITED)

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

     Photronics, Inc. and its subsidiaries (the "Company" or "Photronics") manufacture photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and are used as masters to transfer circuit patterns onto semiconductor wafers during the fabrication of integrated circuits and, to a lesser extent, other types of electrical components. The Company operates principally from 10 facilities, four of which are located in the United States, three in Europe and one each in Korea, Singapore and Taiwan.

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

NOTE 2 - ACQUISITION OF PKL LTD.

     In 2001, the Company completed the acquisition of a majority equity interest (approximately 51%) in PKL Ltd. ("PKL"), a leading Korean photomask supplier, for $56 million. In April 2002, the Company acquired an additional 28% of PKL in exchange for 1,212,218 shares of Photronics common stock. The acquisition was accounted for as a purchase and accordingly goodwill in the aggregate of $69.4 million was recorded. The operating results of PKL have been included in the Company's Consolidated Statements of Operations since August 27, 2001. Had the acquisition of PKL occurred at the beginning of fiscal 2001, the unaudited pro forma condensed consolidated net sales for the three and nine months ended July 31, 2001 would have been $97.8 million and $318.1 million, respectively, the pro forma net income (loss) would have been $4.4 million and $(5.1) million, respectively, and income (loss) per share would have been $0.15 and $(0.17) per share, respectively. In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition of PKL had been effective at the beginning of the periods presented.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

     The following table summarizes comprehensive income (loss) for the three and nine months ended July 31, 2002 and 2001 (in thousands):

                                                         Three Months Ended             Nine Months Ended
                                                      ------------------------       ----------------------
                                                       July 31,      July 31,        July 31,     July 31,
                                                        2002          2001            2002         2001
                                                      ---------     ---------        ---------   ---------
Net income (loss)                                     $  1,185      $  1,777         $  5,451    $  (6,012)

Other comprehensive income (loss):
  Unrealized gain (loss) on investments, net              (854)        4,112           (2,036)       2,621
  Foreign currency translation adjustments              14,706        (3,344)          16,549       (9,519)
  Net change in cash flow hedges                             -             -             (690)           -
                                                      --------      --------         --------    ---------
                                                        13,852           768           13,823       (6,898)
                                                      --------      --------         --------    ---------
                                                      $ 15,037      $  2,545         $ 19,274    $ (12,910)
                                                      ========      ========         ========    =========

     For fiscal year 2002, the foreign currency translation gain primarily resulted from the appreciation of the Korean won, British pounds sterling and New Taiwan dollar as compared to the U.S. dollar. The Company's foreign currency translation adjustment amounts relate to investments which are permanent in nature, and as a result no provision for income taxes is necessary.

NOTE 4 - EARNINGS PER SHARE

     Earnings per share ("EPS") amounts are calculated in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted.

     A reconciliation of basic and diluted EPS for the three and nine months ended July 31, 2002 and 2001, respectively, follows (in thousands, except per share amounts):

                                                               AVERAGE
                                             NET               SHARES             EARNINGS
                                             INCOME          OUTSTANDING          PER SHARE
                                            ---------       -------------         ---------
THREE MONTHS

2002:
 Basic                                      $  1,185            31,895             $ 0.04
 Effect of potential dilution
  from exercise of stock options (a)               -               342
                                            --------            ------             ------
 Diluted                                    $  1,185            32,237             $ 0.04
                                            ========            ======             ======

2001:
 Basic and diluted (b)                      $  1,777            29,972             $ 0.06
                                            ========            ======             ======

                                            NET            AVERAGE           EARNINGS
                                          INCOME           SHARES             (LOSS)
                                          (LOSS)         OUTSTANDING        PER SHARE
                                          ------         ------------       ---------
NINE MONTHS

2002:
 Basic                                  $  5,451             31,030           $  0.18

 Effect of potential dilution
  from exercise of stock options (a)           -                753             (0.01)
                                        --------             ------           -------
  Diluted                               $  5,451             31,783           $  0.17
                                        ========             ======           =======

2001:
 Basic and diluted (b)                  $ (6,012)            29,865           $ (0.20)
                                        ========             ======           =======

   (a) The effect of the conversion of the Company's convertible notes for the three and nine months ended July 31, 2002 is anti-dilutive. If the assumed conversion of convertible subordinated notes had been dilutive, the incremental additional shares outstanding would have been 9,098 and 8,197 for the three and nine months ended July 31, 2002, respectively.

   (b) The effect of stock options and the conversion of the Company's convertible notes for the three and nine months ended July 31, 2001 is anti-dilutive. If the assumed exercise of stock options and conversion of convertible subordinated notes had been dilutive, the incremental additional shares outstanding would have been 4,413 and 4,510 for the three and nine months ended July 31, 2001, respectively.

NOTE 5 - LONG-TERM DEBT

     On December 12, 2001 the Company sold $200 million of 4.75% Convertible Subordinated Notes due 2006 ("Notes") in a private offering pursuant to SEC Rule 144A. The Notes are convertible into the Company's common stock at a conversion price of $37.00 per share. Net proceeds from the issuance amounted to approximately $193.4 million. Concurrent with the issuance of the Notes, on December 12, 2001 the Company repaid all of the outstanding borrowings under its former Revolving Credit Agreement which amounted to $57.7 million and terminated the agreement.

     In July 2002, the Company entered into a credit agreement with a group of financial institutions that provides for a three-year, revolving credit facility (the "credit facility") with an aggregate commitment of $100 million. The credit facility, which allows for borrowings in various currencies, includes a provision for an increase in the aggregate commitment up to $125 million upon the conversion of at least 50% of the Company's $103 million, 6% outstanding convertible notes. The applicable interest rate spread and facility fee varies dependent upon the Company's senior leverage ratio. As of July 31, 2002 $100 million was available under the facility. The Company is subject to compliance with and maintenance of certain financial and other covenants. The credit facility is secured by a pledge of the Company's stock in certain of its subsidiaries.

     The revolving credit facility provides management with the ability to refinance a portion of its debt on a long-term basis. At July 31, 2002, $30 million in outstanding borrowings due over the course of the next year were classified as long term debt based on the Company's ability and intent to refinance these borrowings on a long-term basis.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

     Effective November 1, 2001 the Company adopted "SFAS" No. 142, "Goodwill and Other Intangible Assets." The standard changes the accounting for goodwill and intangible assets with an indefinite life whereby such assets will no longer be amortized; however, the standard does require evaluation for impairment and a corresponding writedown, if appropriate. SFAS No. 142 requires an initial evaluation of goodwill impairment upon adoption. Such evaluation was performed as of November 1, 2001 resulting in no impairment in the value of the Company's goodwill.

     Comparative information as if goodwill had not been amortized in the three and nine months ended July 31, 2001 is as follows (in thousands except per share information):

                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       ----------------------        -----------------------
                                                       JULY 31,       JULY 31,       JULY 31,       JULY 31,
                                                         2002          2001            2002          2001
                                                       --------      --------        --------      ---------
Reported net income (loss)                             $  1,185      $ 1,777          $ 5,451       $ (6,012)

Goodwill amortization                                         -          188                -            524
                                                       --------      -------          -------       --------
Adjusted net income (loss)                             $  1,185      $ 1,965          $ 5,451       $ (5,488)
                                                       ========      =======          =======       ========

Basic and diluted earnings per share:

   Reported basic and diluted earnings (loss)
    per share                                          $   0.04      $  0.06          $  0.18       $  (0.20)

   Goodwill amortization                                      -          .01                -           0.02
                                                       --------      -------          -------       --------
   Adjusted basic and diluted earnings (loss)
    per share                                          $   0.04      $  0.07          $  0.18       $  (0.18)
                                                       ========      =======          =======       ========

     Goodwill at July 31, 2002 and October 31, 2001 amounted to approximately $115.9 million and $85.1 million, respectively. Other intangible assets, which continue to be amortized, consist of software development costs and a non-compete agreement. The balance of other intangible assets (in thousands) consists of a gross carrying amount of $12,984 at July 31, 2002 and October 31, 2001, less accumulated amortization (in thousands) of $6,966 and $4,911 at July 31, 2002 and October 31, 2001, respectively.

     Amortization expense of other intangible assets for the three and nine months ended July 31, 2002 was approximately $0.6 million and $2.1 million, respectively. Estimated annual amortization expense (in thousands) of other intangible assets is expected to be $2,740 in 2002, $2,707 in 2003, and $1,942 in 2004.

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

NOTE 8 - SUBSEQUENT EVENT - CONSOLIDATION

     On August 14, 2002, the Company announced a plan to reduce its operating cost structure by reducing its work force in the United States and ceasing manufacturing at its Northern California facility to maximize capacity at the Company's remaining facilities.

     The total estimated after-tax consolidation charge of $9.0 to $10.0 million will be recorded in the fourth quarter of fiscal year 2002. Approximately 25% of the after-tax charge will be cash charges for severance and related benefits for terminated employees that will be paid during their entitlement periods. Approximately 75% of the charge relates to non-cash items for the impairment in value of fixed assets that will no longer be utilized in production.

NOTE 9 - OTHER NEW ACCOUNTING PRONOUNCEMENTS

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146, nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

     SFAS No.'s 143, 144, 145 and 146 become effective for the Company's financial statements for fiscal year 2003. The Company does not expect the adoption of these statements to have a material impact on its consolidated financial position, consolidated results of operations or consolidated cash flows.

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

     As the final phase of its merger with Align-Rite in April 2001, the Company initiated a plan to consolidate its global photomask manufacturing network in order to increase capacity utilization and manufacturing efficiencies, as well as to accelerate the expansion of its world-class technology development. Total consolidation and related charges associated with this plan of $38.1 million were recorded in the second quarter of 2001. The consolidation charge consisted of cash charges of $8.5 million for severance benefits, facility closings and lease termination costs, and non-cash charges of $22.1 million related to the disposition of fixed assets. Through July 31, 2002 cash charges of approximately $6.0 million had been paid. Other related charges include $7.5 million for the impairment in value of associated intangible assets.

     On August 14, 2002, the Company announced a plan to reduce its operating cost structure by reducing its work force in the United States and ceasing manufacturing at its Northern California facility to maximize capacity at the Company's remaining facilities. The total estimated after-tax consolidation charge of $9.0 to $10.0 million will be recorded in the fourth quarter of fiscal year 2002. Approximately 25% of the after tax charge will be cash charges for severance and related benefits for terminated employees that will be paid during their entitlement periods. Approximately 75% of the charge relates to non-cash items for the impairment in value of fixed assets that will no longer be utilized in production.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JULY 31, 2002 VERSUS JULY 31, 2001

     The following table represents selected financial information, expressed as a percentage of net sales:

                                        Three Months Ended                Nine Months Ended
                                   ---------------------------       -------------------------
                                   July 31,          July 31,          July 31,       July 31,
                                     2002              2001              2002           2001
                                   --------         ---------         ---------      --------
Net sales                              100%              100%              100%          100%

Cost of sales                         71.4              71.2              70.4          66.2
                                     -----             -----             -----         -----
Gross margin                          28.6              28.8              29.6          33.8

Selling, general and
     administrative expenses          15.4              15.3              14.7          13.9

Research and development expenses      7.8               7.4               7.5           6.4

Consolidation, restructuring             -                 -                 -          13.4
     and related charges             -----            ------             -----         -----

Operating income                       5.4%              6.1%              7.4%          0.1%
                                     =====            ======             =====         =====

     Net sales for the three and nine month periods ended July 31, 2002 increased 15.4% to $98.1 million and 4.4% to $296.8 million, respectively, as compared to $85.0 million and $284.1 million for the three and nine month period ended July 31, 2001. The increase in sales for the three and nine month periods ended July 31, 2002 resulted primarily from the inclusion of our majority-held subsidiary in Korea and an improved mix of high-end technology products which have design rules of 0.18 micron and below. This increase, however, was mitigated by decreased demand, primarily in North America and increased competitive pricing pressures for mature products. Net sales from international operations for the three and nine months ended July 31, 2002 accounted for 56% and 51% of total net sales, respectively, as compared to 40% and 37% for the three and nine months ended July 31, 2001, respectively.

     Gross margins decreased to 28.6% and 29.6% for the three and nine months ended July 31, 2002, respectively, as compared to 28.8% and 33.8% for the three and nine months ended July 31, 2001, respectively. The decreases for the three and nine months ended July 31, 2002 as compared to the three and nine months ended July 31, 2001 are primarily associated with lower utilization of our fixed equipment cost base due in part to decreased demand and competitive pricing pressures for mature product technologies.

     Selling, general and administrative expenses increased 16.1% to $15.1 million and 10.2% to $43.6 million for the three and nine months ended July 31, 2002, respectively, compared with $13.0 million and $39.6 million for the same periods in the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses increased to 15.4% and 14.7% for the three and nine month periods ended July 31, 2002, respectively, compared with 15.3% and 13.9% for the same periods in the prior fiscal year. The increases for the three and nine months ended July 31, 2002 primarily relate to the inclusion of our Korean subsidiary in 2002 coupled with increased data communication costs associated with the Company's global infrastructure.

     Research and development expenses increased 23.1% to $7.7 million and 22.2% to $22.3 million for the three and nine months ended July 31, 2002, respectively, compared with $6.3 million and $18.2 million for the same periods in the prior fiscal year. As a percentage of net sales, research and development expenses increased to 7.8% and 7.5% for the three and nine months ended July 31, 2002, respectively, compared with 7.4% and 6.4% for the same periods in the prior fiscal year. This increase in costs reflects the continued investment in the development of advanced, sub-wavelength reticle solutions for the Company's nanotechnology lines, coupled with the inclusion of expenses associated with our Korean subsidiary in 2002.

     Net other expenses of $4.1 million and $11.3 million for the three and nine months ended July 31, 2002, respectively, represent an increase of $2.0 million and $4.6 million, as compared to the three and nine months ended July 31, 2001, respectively. The increased costs for the three and nine months ended July 31, 2002 are primarily associated with higher interest costs from our $200 million convertible debt issuance in December 2001 which were partially offset by higher investment income related to the Company's cash position.

     The (benefit) provision for income taxes was $(0.9) million and $0.4 million for the three and nine months ended July 31, 2002, respectively, as compared to an income tax provision (benefit) of $0.5 million and $(4.0) million for the three and nine months ended July 31, 2001, respectively. During the third quarter of 2002 the Company recorded a year to date change in the Company's effective tax rate to reflect increased income from foreign jurisdictions with favorable tax attributes and holidays.

     The minority interest charge, which reflects the portion of income attributable to the minority shareholders of the Company's non-wholly owned subsidiaries in Asia, was $1.0 million and $4.8 million, for the three and nine months ended July 31, 2002, respectively, as compared to $0.9 million and $3.5 million for the three and nine months ended July 31, 2001, respectively.

     Net income was $1.2 million, or $0.04 per diluted share and $5.5 million, and $0.17 per diluted share for the three and nine months ended July 31, 2002, respectively. These amounts compare to a net income (loss) of $1.8 million and $(6.0) million or $0.06 and $(0.20) per diluted share for the three and nine months ended July 31, 2001, respectively. Financial results for fiscal year 2001 includes the effect of the consolidation and related charges amounting to $26.1 million after tax, or $0.75 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

     On December 12, 2001 the Company sold $200 million of 4.75% Convertible Subordinated Notes due 2006 ("Notes") in a private offering pursuant to SEC Rule 144A. The Notes are convertible into the Company's common stock at a conversion price of $37.00 per share. Net proceeds from the issuance amounted to approximately $193.4 million. Concurrent with the issuance of the Notes, on December 12, 2001 the Company repaid all of the outstanding borrowings under its former Revolving Credit Agreement which amounted to $57.7 million and terminated the agreement.

     In July 2002, the Company entered into a credit agreement with a group of financial institutions that provides for a three-year, revolving credit facility

(the "credit facility") with an aggregate commitment of $100 million. The credit facility, which allows for borrowings in various currencies, includes a provision for an increase in the aggregate commitment up to $125 million upon the conversion of at least 50% of the Company's $103 million, 6% outstanding convertible notes. The applicable interest rate spread and facility fee varies dependent upon the Company's senior leverage ratio. As of July 31, 2002, $100 million was available under the facility. The Company is subject to compliance with and maintenance of certain financial and other covenants. The credit facility is secured by a pledge of the Company's stock in certain of its subsidiaries.

     The Company's working capital at July 31, 2002 increased to $206.4 million compared to $48.7 million at October 31, 2001, primarily as a result of the net proceeds received from the convertible debt offering. Cash equivalents and short-term investments at July 31, 2002 were $149.0 million compared to $34.7 million at October 31, 2001. Cash provided by operating activities for the nine months ended July 31, 2002 decreased to $69.6 million compared to $89.3 million for the nine months ended July 31, 2001, primarily as a result of reduced income from operations excluding restructuring and related charges. Cash used in investing activities of $105.1 million consisted principally of capital equipment purchases of $89.0 million and an increase in short-term investments of $15.0 million. The Company expects capital expenditures for fiscal 2002 to be approximately $115 million, which will be used primarily to expand the Company's high-end technical capability. Cash flows provided by financing activities of $129.5 million consisted primarily of the net proceeds from the $200 million convertible note issuance, offset by the repayment of the Company's previous revolving credit agreement.

     Photronics' commitments represent investments in additional manufacturing capacity as well as advanced equipment for the production of high-end photomasks. At July 31, 2002, Photronics had commitments outstanding for capital expenditures of approximately $50.0 million. Additional commitments for capital expenditures are expected to be incurred during the remainder of fiscal 2002. Photronics will continue to use its working capital to finance its capital expenditures. Photronics believes that its currently available resources, together with its capacity for growth and its access to other debt and equity financing sources, are sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the foreseeable future.

EFFECT OF NEW ACCOUNTING STANDARDS

     Effective November 1, 2001 the Company adopted "SFAS" No. 142, "Goodwill and Other Intangible Assets." The standard changes the accounting for goodwill and intangible assets with an indefinite life whereby such assets will no longer be amortized; however, the standard does require evaluation for impairment and a corresponding writedown, if appropriate. SFAS No. 142 requires an initial evaluation of impairment upon adoption. Such evaluation was performed as of November 1, 2001 resulting in no impairment in the value of the Company's goodwill and other intangible assets.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146, nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

     SFAS No.'s 143, 144, 145 and 146 become effective for the Company's financial statements for fiscal year 2003. The Company does not expect the adoption of these statements to have a material impact on its consolidated financial position, consolidated results of operations or consolidated cash flows.

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

     INTANGIBLE ASSETS - Intangible assets consist primarily of goodwill and other acquisition-related intangibles, and software development costs. These assets are stated at fair value as of the date incurred less accumulated amortization. Amortization is calculated on a straight-line basis over estimated useful lives of acquisition-related assets, and over five years for software development costs. The future economic benefit of the carrying value of all intangible assets is reviewed periodically and any diminution in useful life or impairment in value is based on a fair value test and would be recorded in the period so determined.

     INCOME TAXES - The provision (benefit) for income taxes is computed on the basis of consolidated financial statement income. Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company records derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are reported in the Statement of Operations or as Accumulated Other Comprehensive Income (Loss), a separate component of Shareholders' Equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. In general, the types of risks hedged are those relating to the variability of future cash flows caused by movements in foreign currency exchange rates and changes in the fair value of the Company's fixed rate debt obligation due to fluctuations in interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

     The Company conducts business in several major international currencies through its worldwide operations and is subject to changes in foreign exchange rates of such currencies. Changes in exchange rates can positively or negatively affect the Company's sales, gross margins and shareholder's equity. The Company attempts to minimize currency exposure risk by producing its products in the same country or region in which the products are generally sold and thereby generating revenues and incurring expenses in the same currency and by managing its working capital; there can be no assurance that this approach will be successful, especially in the event of a significant and sudden decline in the value of any of the international currencies of the Company's worldwide operations. The Company does not engage in purchasing forward exchange contracts for speculative purposes.

INTEREST RATE RISK

     The majority of the Company's borrowings are in the form of its convertible subordinated notes, which bear interest rates at 4.75% and 6.0% and certain foreign secured notes payable which bear interest between approximately 4.5% and 7.3%.

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

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits - see Exhibits Index

           (b) During the quarter for which this report is filed, the Company filed:

              i)     a Form 8-K dated July 17, 2002 reporting information under
                     Item 5 of Part II

              ii)    a Form 8-K dated July 19, 2002 reporting information under
                     Item 5 of Part II

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PHOTRONICS, INC.
                                             Registrant

                                     By:   /s/ SEAN T. SMITH
                                           -----------------
                                            Sean T. Smith
                                            Vice President,
                                        Chief Financial Officer
                                     (Duly Authorized Officer and
                                      Principal Financial Officer)
Date: September 12, 2002

CERTIFICATIONS

I, Daniel Del Rosario, certify that:

   1.  I have reviewed this quarterly report on Form 10-Q of Photronics, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 12, 2002                   /S/ DANIEL DEL ROSARIO
                                            ----------------------
                                            Daniel Del Rosario
                                            Chief Executive Officer

I, Sean T. Smith, certify that:

   1.  I have reviewed this quarterly report on Form 10-Q of Photronics, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 12, 2002                       /S/ SEAN T. SMITH
                                               --------------------
                                               Sean T. Smith
                                               Vice President,
                                               Chief Financial Officer

                                  EXHIBIT INDEX

      CREDIT FACILITY

10.1 Credit Agreement dated as of July 12, 2002 among Photronics, Inc., JP Morgan Chase Bank, HSBC Bank USA, The Bank of New York, Fleet National Bank and Citizens Bank of Massachusetts

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002