Form 10-K
period 2002-11-03
PHOTRONICS INC
filed 2003-01-30
CIK 810136

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 3, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission file number 0-15451

PHOTRONICS, INC.
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation of organization)	06-0854886 (IRS Employer Identification Number)

1061 East Indiantown Road, Jupiter, Florida 33477
(Address of principal executive offices and zip code)

(561) 745-1222
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

As of December 31, 2002, 32,040,020 shares of the registrant's Common Stock were outstanding. The aggregate market value of registrant's voting stock held by non-affiliates of the registrant as of December 31, 2002 was approximately  $398,163,018.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2003
Annual Meeting of Shareholders	Incorporated into Part III
to be held on March 26, 2003	of this Form 10-K

Forward Looking Information

     Certain statements in this report are considered "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. In particular, any statement contained in this Annual Report on Form 10-K, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, expectations with respect to future sales, financial performance, operating efficiencies and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. These factors may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward looking statements include, but are not limited to, overall economic and business conditions; the demand and receipt of orders for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; changes in federal, state and foreign tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); the Company's ability to place new equipment in service on a timely basis; interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; economic and political conditions in international markets; the ability to obtain additional financings; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions and productivity programs; the timing, impact and other uncertainties of future acquisitions; the seasonal and cyclical nature of the semiconductor industry; the availability of capital; management changes; damage or destruction to our facilities by natural disasters, labor strikes, political unrest or terrorist activity; the ability to fully utilize its tools; the ability of the Company to receive desired yields, pricing, product mix, and market acceptance of its products; and changes in technology. Any forward looking statements should be considered in light of these factors.

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

Fiscal 2002 and Recent Developments

     On December 12, 2001, the Company sold $200 million of 4.75% convertible subordinated notes due 2006 in a private offering pursuant to the Securities and Exchange Commission ("SEC") Rule 144A. The notes are convertible into the Company's common stock at a conversion price equal to $37.00 per share, subject to adjustment in certain circumstances.

     In April 2002, the Company acquired an additional 28% of PKL LTD ("PKL"), a leading supplier of photomasks in Korea, for a total ownership of approximately 78% of PKL.

     On August 14, 2002 the Company implemented a plan to reduce its operating cost structure by reducing its work force in the United States by approximately 135 employees and by ceasing the manufacture of photomasks at its Milpitas, California facility. Total consolidation and related charges of $14.5 million were recorded in the fourth quarter of 2002. Of the total charge, $10.5 million was non-cash for the impairment in carrying value of fixed assets, $2.5 million of cash charges for severance and benefits for terminated employees that will be paid during their entitlement periods, and $1.5 million of cash charges for facilities closing costs as well as lease termination costs. Through November 3, 2002, cash charges of approximately $1.5 million had been expended.

     On December 10, 2002, the Company announced its operating results for the fiscal year ended November 3, 2002. During the latter half of 2001 and throughout 2002, the Company experienced a slow-down in new design releases for mature and high-end technology products and increased competitive pricing pressures for photomasks as a result of the rapid downturn in the global semiconductor industry. A more detailed description of the Company's 2002 operating results is contained in Item 7 of Part II of this Form 10-K under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Manufacturing Technology

     The Company manufactures photomasks, which are used as masters to transfer circuit patterns onto semiconductor wafers. The Company's photomasks are manufactured in accordance with circuit designs provided on a confidential basis by its customers. The typical manufacturing process for one of the Company's photomasks involves the receipt and conversion of circuit design data to manufacturing pattern data. A lithography system then exposes the circuit pattern onto the photomask blank. The exposed areas are dissolved and etched to produce that pattern on the photomask. The photomask is inspected for defects and conformity to the customer design data, any defects are repaired, any required pellicles (protective membranes) are applied and, after final inspection the photomask is shipped to the customer.

     The Company currently supports customers across the full spectrum of integrated circuit production technologies by manufacturing photomasks using electron beam or laser-based technologies and, to a significantly lesser degree, optical-based technologies. Electron beam and laser-based systems are the predominant technologies used for photomask manufacturing. These technologies are capable of producing the finer line resolution, tighter overlay and larger die size for the larger and more complex circuits currently being designed. Electron beam and laser generated photomasks can be used with the most advanced processing techniques to produce VLSI (very large-scale integrated circuit) devices. The Company currently owns a number of electron beam and laser-based systems. The production of photomasks by the optical method is less expensive and precise. The optical method traditionally is to manufacture less complex and lower priced photomasks.

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

     The Company supports international customers through both its domestic and foreign facilities. The Company considers its presence in international markets important to attracting new customers, providing global solutions to its existing customers and serving customers that utilize manufacturing foundries outside of the United States, principally in Asia. For a statement of the amount of net sales, operating income or loss, and identifiable assets attributable to each of the Company's geographic areas of operations, see Note 15 of Notes to the Consolidated Financial Statements.

Customers

     The Company primarily sells its products to leading semiconductor manufacturers. The Company's largest customers during fiscal 2002 include the following:

Agere Systems Inc.	National Semiconductor Corporation
ASM Lithography	Philips Semiconductor Manuf., Inc.
Atmel Corp.	Samsung
Conexant	Seagate Technology
Hynix Semiconductor	Silicon Integrated System Corp.
Intersil Corporation	System Silicon Mfg.
LSI Logic Corp.	ST Microelectronics, Inc.
Macronix International Co., Ltd.	Texas Instruments Incorporated
Maxim Integrated Products	United Microelectronics Corp
Motorola Inc.	Winbond Electronics Corp.

     The Company, during fiscal year 2002, sold its products and services to approximately 600 customers. During fiscal 2002, one customer accounted for 10.4% of the Company's net sales. The Company's five largest customers, in the aggregate, accounted for 36% of net sales in fiscal 2002. A significant decrease in the amount of sales to any of these customers could have a material adverse effect on the financial performance and business prospects of the Company.

Research and Development

     The Company conducts ongoing research and development activities in four of its advanced manufacturing locations covering all major regions represented by the Company's customer base, intended to maintain the Company's leadership in technology and manufacturing efficiency. Since fiscal 1994, the Company has increased its investment in research and development activities and current efforts include deep ultraviolet, phase-shift and optical proximity correction photomasks for advanced semiconductor manufacturing as well as masks for emerging technologies including masks for Fiber Bragg Gratings, MEMS, nanotechnology and next generation lithography ("NGL") "post-optical" lithographic technologies. Phase-shift and optical proximity correction photomasks use advanced materials, designs and lithography techniques for enhanced resolution of images on a semiconductor wafer. NGL technologies use new masking technologies for wafer patterning and are designed for the manufacture of integrated circuits with critical dimensions below that believed possible with currently utilized optical exposure methods. Examples of NGL technologies include Extreme Ultraviolet Lithography and Electron Projection Lithography. NGL manufacturing technologies are still under development and have not yet been adopted as standard production methods. Since March 1999, NGL research and development has been conducted in connection with our research and development venture with IBM, which was completed in fiscal 2002. The Company has incurred expenses of $30.2 million, $24.9 million and $20.7 million for research and development in fiscal 2002, 2001 and 2000, respectively. The Company believes that it owns or controls valuable proprietary information necessary for its business as presently conducted. Recently, the Company has either applied for or been granted patents pertaining to its business segment. The Company believes that its intellectual property is and will continue to be important to the Company's technical leadership in the field of photomasks.

Materials and Supplies

     Raw materials used by the Company generally include high precision quartz plates, which are used as photomask blanks, primarily obtained from Japanese suppliers (including Hoya Corporation ["Hoya"] and Ulcoat Corporation ["Ulcoat"]); pellicles, which are protective transparent cellulose membranes; electronic grade chemicals, which are used in the manufacturing process; and compacts, which are durable plastic containers in which photomasks are shipped. These materials are generally sourced from a limited number of suppliers and the Company is not dependent on any one supplier for its raw materials. The Company believes that its utilization of a select group of strategic suppliers enables it to access the most advanced material technologically available.

     The Company has established purchasing arrangements with Hoya and Ulcoat, and it is expected that the Company will purchase substantially all of its photomask blanks from these suppliers as long as their price, quality, delivery and service are competitive.

     The Company relies on a select number of equipment suppliers to develop and supply the equipment used in the photomask manufacturing process. Although the Company has been able to obtain equipment on a timely basis, the inability to obtain equipment when required could adversely affect the Company's business and results of operations. The Company also relies on these and additional suppliers to develop future generations of manufacturing systems to support the Company's requirements.

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

     The Company estimates that for the type of photomasks it manufactures in North America, the size of the total market (captive and merchant) is approximately $500 million, and the rest of the world approximately $2.0 billion. The Company believes that it has a larger share of the United States market than any other photomask manufacturer and, as a result of its acquisition of PKL, that it is one of the largest photomask manufacturers in the world. Competitors in the United States include DuPont Photomasks, Inc., and in international markets, Compugraphics, Dai Nippon Printing, DuPont Photomasks, Hoya, Taiwan Mask Corp. and Toppan. In addition, some of the Company's customers, such as IBM, NEC, TSMC and Samsung, possess their own captive facilities for manufacturing photomasks. Also, certain semiconductor manufacturers market their photomask manufacturing services to outside customers as well as to their internal organization.

Employees

     As of December 31, 2002 the Company and its majority-owned subsidiaries employed approximately 1,580 persons on a full-time basis. The Company believes it offers competitive compensation and other benefits and that its employee relations are good. Except for employees in the United Kingdom, none of its employees are represented by a union.

ITEM 2.  DESCRIPTION OF PROPERTY

     The following table presents certain information about the Company's photomask manufacturing facilities.

Location	Facility Size (Sq. Ft.)	Type of Interest

Allen, TX	60,000	Owned
Austin, TX	50,000	Owned
Brookfield, CT (Building #1)	19,600	Owned
Brookfield, CT (Building #2)	20,000	Owned
Phoenix, AZ	30,000	Leased
Bridgend, South Wales	27,115	Leased
Cheonan, Korea	23,000	Leased
Dresden, Germany	10,000	Leased
Hsinchu, Taiwan	73,000	Leased
Manchester, England	42,000	Owned
Singapore	20,000	Leased

      As part of the Company's 2002 consolidation and workforce reduction plan, the Company closed its manufacturing facility in Milpitas, California. The Company believes that its existing manufacturing facilities are adequate for further plant expansions at existing sites.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse effect on the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2002.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED SHAREHOLDERS' MATTERS

     The Common Stock of the Company is traded on the NASDAQ National Market System ("NMS") under the symbol PLAB. The table below shows the range of high and low sale prices per share for each quarter for fiscal year 2002 and 2001, as reported on the NASDAQ NMS.

	High	Low

Fiscal Year Ended November 3, 2002:
Quarter Ended January 31, 2002	$35.13	$24.41
Quarter Ended April 30, 2002	35.57	28.82
Quarter Ended July 31, 2002	35.40	10.01
Quarter Ended November 3, 2002	13.92	7.19

Fiscal Year Ended October 31, 2001:
Quarter Ended January 31, 2001	$37.00	$15.25
Quarter Ended April 30, 2001	38.44	20.19
Quarter Ended July 31, 2001	31.50	17.50
Quarter Ended October 31, 2001	25.60	16.85

     On December 31, 2002, the closing sale price for the Common Stock as reported by NASDAQ was $13.70. Based on information available to the Company, the Company believes it has approximately 9,000 beneficial shareholders.

     The Company has not paid any cash dividends to date and, for the foreseeable future, anticipates that earnings will continue to be retained for use in its business.

     On December 12, 2001, the Company sold $200 million of 4.75% convertible subordinated notes due 2006 in a private offering pursuant to the Securities and Exchange Commission ("SEC") Rule 144A. The notes are convertible into the Company's common stock at a conversion price equal to $37.00 per share, subject to adjustment in certain circumstances.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data is derived from the Company's consolidated financial statements. The consolidated financial statements for all periods presented gives retroactive effect to the 2000 merger of Photronics, Inc. and Align-Rite International Inc., which was accounted for as a pooling of interests. The data should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K.

	Years Ended

	November 3, 2002		October 31 2001 (a)		October 31, 2000 (b)		October 31, 1999	November 1, 1998 (c)

			(in thousands, except per share amounts)
OPERATING DATA:
Net Sales	$386,871		$377,969		$331,212		$277,395	$269,293

Cost and Expenses:
Cost of sales	276,451		254,272		220,650		193,467	170,864
Selling, general and administrative	57,973		53,758		46,059		40,119	36,235
Research and development	30,154		24,858		20,731		16,611	13,402
Consolidation, restructuring and related charges	14,500	(d)	38,100	(e)	23,000	(f)	-	3,800

Operating income	7,793		6,981		20,772		27,198	44,992

Other income (expense):
Interest expense	(17,801)		(11,966)		(11,091))		(7,731)	(6,703)
Interest and other income, net	4,510		2,664		5,783		3,335	4,581

Income (loss) before income tax provision (benefit) and minority interest	(5,498)		(2,321)		15,464		22,802	42,870
Income tax provision (benefit)	(7,019)		(3,000)		4,700		8,354	16,288
Minority interest in income of consolidated subsidiaries	(6,378)		(4,705)		(588)		-	-

Net income (loss)	$(4,857)		$(4,026)		$10,176		$14,448	$26,582

Earnings (loss) per share:

Basic	$ (0.16)	(d)	$ (0.13)	(e)	$ 0.35	(f)	$ 0.52	$ 0.95

Diluted	$ (0.16)	(d)	$ (0.13)	(e)	$ 0.34	(f)	$ 0.51	$ 0.92

Weighted average number of common shares outstanding:

Basic	31,278		29,919		28,761		27,800	28,123

Diluted	31,278		29,919		29,831		28,105	33,093

	November 3, 2002		October 31, 2001 (a)		October 31, 2000 (b)		October 31, 1999	November 1, 1998 (c)

Working capital	$142,028		$ 48,732		$ 78,393		$ 33,484	$ 43,506
Property, plant and equipment	443,860		402,776		395,281		348,144	282,964
Total Assets	832,442		660,698		604,976		502,309	421,702
Long-term debt	296,785		188,021		202,797		148,281	104,261
Shareholders' equity	339,115		287,161		293,980		254,130	238,196

a)

Effective August 27, 2001, the Company acquired a majority of the total share capital of PKL Ltd. ("PKL"), a photomask manufacturer based in Korea. The operating results of PKL have been included in the consolidated statement of operations since the effective date of the acquisition.

b)

Effective June 20, 2000, the Company acquired a majority of the total share capital of Precision Semiconductor Mask Corporation ("PSMC"), a photomask manufacturer based in Taiwan. The operating results of PSMC have been included in the consolidated statement of operations since the effective date of the acquisition.

c)

In December 31, 1997, the Company acquired the internal photomask manufacturing operations of Motorola, Inc. in Mesa, Arizona. The consolidated statement of operations data includes the results of the former final phase of Motorola photomask operations since the effective date of the acquisition.

d)

Includes consolidation charge of $14.5 million ($10 million after tax or $0.32 per diluted share) in connection with the closure of the Company's Milpitas, California manufacturing facility and workforce reduction.

e)

Includes consolidation charges of $38.1 million ($26.1 million after tax, or $0.87 per diluted share) in connection with the final phase of the Company's merger with Align-Rite International, Inc. and subsequent consolidation of facilities in California, Florida and Germany.

f)

Includes restructuring and related charges incurred in connection with the closure of the Company's Sunnyvale, California and Neuchatel, Switzerland facilities and merger related expenses totaling $14.8 million (after tax) or $0.52 per diluted share.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended
November 3, 2002, October 31, 2001 and 2000

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

     In June 2000, the Company acquired a majority share of Precision Semiconductor Mask Corporation ("PSMC"), a photomask manufacturer based in Taiwan, for approximately $63.4 million in cash. The acquisition was accounted for as a purchase. The operating results of PSMC have been included in the Company's consolidated statement of operations from June 20, 2000.

     The Company's growth in recent years has also been affected by the rapid technological changes taking place in the semiconductor industry resulting in a greater mix of high-end photomask requirements for more complex integrated circuit designs. During the latter half of 2001 and continuing throughout 2002, the Company was impacted by the downturn in the semiconductor industry which resulted in decreased demand and increased competitive pricing pressures. The Company cannot predict the duration of such cyclical industry conditions or their impact on its future operating results.

     Both revenues and costs have been affected by the increased demand for high-end technology photomasks that require more advanced manufacturing capabilities but generally command higher average selling prices. To meet the technological demands of its customers and position the Company for future growth, the Company continues to make substantial investments in high-end manufacturing capability both at existing and new facilities. The Company's capital expenditures for new facilities and equipment to support its customers' requirements for high technology products was approximately $219.0 million for the three fiscal years ended November 3, 2002, resulting in significant increases in operating expenses. Based on the anticipated technological changes in the industry, the Company expects these trends to continue.

     The Company believes that changes in photomask demand reflect changes in semiconductor design activity and are only indirectly affected by changes in semiconductor sales volumes. In the past, increased design activity has been stimulated by both the rapid development of new generation semiconductor designs and the proliferation of application-specific integrated circuits. While design activity has continued, the Company was impacted by the reductions in design releases for production during the latter half of 2002 as a result of the depressed semiconductor industry.

Results of Operations

     The following table represents selected operating information expressed as a percentage of net sales:

	Year Ended

	November 3, 2002	October 31, 2001	October 31, 2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	71.5	67.3	66.6

Gross Margin	28.5	32.7	33.4

Selling, general and administrative expenses	15.0	14.2	13.9
Research and development expenses	7.8	6.6	6.3
Consolidation, restructuring and related charges	3.7	10.1	6.9

Operating income	2.0%	1.8%	6.3%

Net Sales

     Net sales for the fiscal year ended November 3, 2002 increased 2.4% to $386.9 million, compared to $378.0 million in 2001 primarily as a result of increased growth in Asia as a result of inclusion of our majority-held subsidiary in Korea for 2002. The increase, however, was partially mitigated by decreased sales in North America, as certain North American customers moved their semiconductor manufacturing to foundries located in Asia. By geographic area, net sales in Asia increased $58.1 million or 82%, while North America sales decreased $47.6 million or $19.7% and European sales decreased $1.6 million or 2.5%. Other factors contributing to the increased sales in 2002 include an improved sales mix of high-end technology products, which have design rules of 0.18 micron and below and increased unit volume associated with increased design releases. The increased design releases were primarily experienced during the first six months of the year. Sales decreased during the second half of 2002 due to a slow-down in new design releases for mature and high-end technology products, due in part, to the decreased end user demand, both consumer and corporate, for devices utilizing semiconductors and continued increased competitive pricing pressures for mature products. As a result of the continued downturn in the global semiconductor industry, the Company continues to see weaknesses in selling prices for mature technologies but has benefited from its investments in high-end manufacturing capability and increased global presence.

     Net sales for the fiscal year ended October 31, 2001 increased 14.1% to $378.0 million, compared to $331.2 million in 2000, as a result of the Company's continued global expansion, and an improved sales mix of high-end technology products, which have higher average selling prices and increased unit volume associated with increased design releases. During the latter half of 2001 the Company began to experience a slow-down in new design releases due to competitive pricing pressures resulting from the global semiconductor industry downturn.

Gross Margin

     Gross margin for the year ended November 3, 2002 decreased to 28.5% from 32.7% for the year ended October 31, 2001. The decrease was primarily associated with the decreased utilization of the Company's expanded fixed equipment cost base, primarily in North America, due in part, to decreased demand and competitive pricing pressures for mature product technologies. The decreased demand for all technologies was primarily experienced during the latter half of 2002 as fewer designs were released into production. Additionally, improved gross margins at the Company's subsidiary in Korea were offset by lower margins from the Company's other locations.

     Gross margin for the year ended October 31, 2001 decreased to 32.7% from 33.4% for the year ended October 31, 2000. The decrease in 2001 was primarily attributable to the rapid downturn in the semiconductor industry which affected the Company during the last six months of 2001 during which the Company experienced decreased demand and reduced utilization of the Company's fixed equipment base. The decreased demand was somewhat mitigated by efficiencies realized from the Company's 2001 consolidation plan.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the year ended November 3, 2002 increased 7.8% to $58.0 million, or 15.0% of net sales, from $53.8 million, or 14.2% of net sales for the year ended October 31, 2001. The increase in 2002 was primarily attributable to the inclusion of the Company's Korean subsidiary for all of 2002 and increased information technology costs associated with the Company's global infrastructure. These increases were partially mitigated by reduced amortization costs of $1.1 million in 2002 as a result of the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" (see Note 5 to the consolidated financial statements).

     Selling, general and administrative expenses for the year ended November 3, 2001 increased 16.7% to $53.8 million, or 14.2% of net sales, from $46.1 million, or 13.9% of net sales for the year ended October 31, 2000. The increase in 2001 was primarily attributable to the Company's continued global expansion, both domestically and internationally, including additional costs associated with the Company's Asian investments, and increased technology costs associated with expanding the Company's global network.

Research and Development

     Research and development expenses for the year ended November 3, 2002, increased 21.3% to $30.2 million, or 7.8% of net sales, from $24.9 million, or 6.6% of net sales in 2001. The increase in fiscal year 2002 is attributable to the continuing global development efforts of high-end process technologies for advanced, sub wavelength reticle solutions in Next Generation Lithography ("NGL") applications, which include the Company's five installed nano-technology line tool sets.

     Research and development expenses for the year ended October 31, 2001, increased 19.9% to $24.9 million, or 6.6% of net sales, from $20.7 million, or 6.3% of net sales in 2000. This increase is attributable to the continued development efforts of high-end process technologies, primarily in the United States and Taiwan, and in NGL applications.

Consolidation, Restructuring and Related Charges

     In August 2002, the Company implemented a plan to reduce its operating cost structure by reducing its work force in the United States by approximately 135 employees and by ceasing the manufacture of photomasks at its Milpitas, California facility. Total consolidation and related charges of $14.5 million were recorded in the fourth quarter of 2002. Of the total charge, $10.5 million was non-cash for the impairment in carrying value of fixed assets, $2.5 million of cash charges for severance and benefits for terminated employees that will be paid during their entitlement periods and $1.5 million of cash charges for facilities closing costs as well as lease termination costs. Through November 3, 2002, cash charges of approximately $1.5 million had been expended.

     In April 2001, the Company initiated a plan to consolidate its global photomask manufacturing network in order to increase capacity utilization and manufacturing efficiencies, as well as accelerate the expansion of its world-class technology development. Total associated consolidation and related charges associated with this plan of $38.1 million were recorded in the second quarter of 2001. Of the total charge, $30.6 million related to this plan and $7.5 million related to the impairment of intangible assets that no longer had any future economic benefit to the Company. A significant component of this associated plan included the closing of the former Align-Rite manufacturing facilities in Burbank, California, Palm Bay, Florida and Heilbronn, Germany which resulted in a reduction in work force of approximately 120 employees. The consolidation charge of $30.6 million includes: $4.0 million of cash charges for severance benefits for terminated employees paid during their entitlement periods; $4.5 million for facilities closings and lease termination costs expended over the projected lease terms; and non-cash charges of $22.1 million that approximate the carrying value of fixed assets that are primarily associated with this plan based upon their expected disposition. Through November 3, 2002 cash charges of approximately $6.1 million had been expended.

     During March 2000, the Company implemented a plan to restructure its mature products group in order to increase capacity utilization, manufacturing efficiencies and customer service activities worldwide. Total charges associated with this restructuring plan of $17.5 million were recorded in the second quarter of 2000. Of the total charge, $9.1 million related to restructuring and $8.4 million related to the impairment of associated intangible assets because such assets no longer had future economic benefit to the Company. The significant components of the restructuring plan included the closing of the Company's Sunnyvale, California and Neuchatel, Switzerland manufacturing facilities and the consolidation and regionalization of sales and customer service functions. As part of the plan, the Company reduced its work force by approximately 125 employees. The restructuring charge of $9.1 million includes $1.5 million of cash charges for severance benefits paid to terminated employees which was disbursed over their entitlement periods and $2.3 million for facilities closings and lease termination costs expended through the first quarter of 2001. Additionally, non-cash charges of $5.3 million approximated the carrying value primarily of fixed assets associated with the manufacturing restructuring based upon their expected disposition.

Other Income and Expense

     Interest expense for the year ended November 3, 2002 increased by $5.8 million to $17.8 million as compared to $12.0 million for 2001. The increase is primarily the result of the $200 million, 4.75% convertible debt offering completed December of 2001 and borrowings associated with the Company's acquisition of PKL. Investment and other income, net, during 2002 increased by $1.8 million to $4.5 million as compared to $2.7 million in 2001 primarily due to a $2.6 million gain on the repurchase of $41.2 million of the Company's 6% convertible notes.

     Interest expense for the year ended October 31, 2001 increased by $0.9 million to $12.0 million as compared to $11.1 million for 2000, primarily the result of additional borrowings associated with the Company's investments in Asia. Investment and other income, net, during 2001 decreased by $3.1 million to $2.7 million as compared to $5.8 million in 2000 primarily because there were no investment sales in 2001.

Income Taxes

     For the year ended November 3, 2002 the Company recorded a tax benefit of $7.0 million or 59.1% of the pretax loss. The Company's effective tax rate, or benefit of 59.1%, was higher than the U.S. statutory rate as a result of a significant shift in pretax income during 2002 to tax jurisdictions where the Company has tax holidays.

     For the year ended October 31, 2001 the Company recorded a tax benefit of $3.0 million or 42.7% of the pretax loss. The loss was a result of the Company's consolidation plan charge, which primarily impacted U.S. tax rates. The 2000 effective tax rate of 31.6% was lower than in 2001 primarily due to income in countries with government granted tax exemptions and higher tax credits.

Minority Interest in Consolidated Subsidiaries

     The minority interest charge of $6.4 million in fiscal 2002, $4.7 million in fiscal 2001, and $0.6 million in fiscal 2000, reflects the portion of income attributable to the minority shareholders of the Company's non-wholly owned subsidiaries.

Net Income (Loss) and Earnings (Loss) Per Share

     For the year ended November 3, 2002 the Company incurred a net loss of $4.9 million or ($0.16) per diluted share compared to a net loss of $4.0 million or $(0.13) per diluted share in fiscal 2001. Net income, excluding the effects of consolidation, restructuring and related charges for 2002 and 2001, decreased to $5.1 million or $0.16 per diluted share in fiscal 2002 compared to $22.1 million or $0.74 per diluted share in fiscal 2001.

     For the year ended October 31, 2001 the Company incurred a net loss of $4.0 million or ($0.13) per diluted share compared to net income of $10.2 million or $0.34 per diluted share in fiscal 2000. Net income, excluding the effects of consolidation, restructuring and related charges for 2001 and 2000, decreased to $22.1 million or $0.74 per diluted share in fiscal 2001 compared to $25.0 million or $0.86 per diluted share in fiscal 2000.

Liquidity and Capital Resources

     On December 12, 2001, the Company sold $200 million of 4.75% Convertible Subordinated Notes due 2006 ("Notes") in a private offering pursuant to SEC Rule 144A. The Notes are convertible into the Company's common stock at a conversion price of $37.00 per share. Total net proceeds from the issuance amounted to approximately $193.2 million. Concurrent with the issuance of Notes, on December 12, 2001 the Company repaid all of its outstanding borrowings under the previous revolving credit agreement which amounted to $57.7 million and terminated the agreement.

     In July 2002, the Company entered into a credit agreement with a group of financial institutions that provides for a three-year, revolving credit facility with an aggregate commitment of $100 million. The credit facility allows for borrowings in various currencies and includes a provision which allows for an increase in aggregate commitments up to $125.0 million upon the conversion of at least 50% of the Company's $103 million, 6% convertible subordinated notes due June 1, 2004. The interest rate is based on the terms of the agreement and will vary based on currencies borrowed and market conditions. The effective interest rate for fiscal 2002 was approximately 7%. Currently the facility fee is 0.4% of total aggregate commitments. As of November 3, 2002, $89.4 million was available under the facility. The Company is subject to compliance with and maintenance of certain financial and other covenants, and matters set forth in the agreement, including a limitation on cash dividends available for payment to shareholders. The credit facility is secured by a pledge of the Company's stock in certain of its subsidiaries.

     The Company's working capital at November 3, 2002 was $142.0 million compared with $48.7 million at October 31, 2001. The increase in working capital is primarily associated with the net proceeds of the Company's $200.0 million of convertible debt issued in December of 2001. Cash, cash equivalents and short-term investments at November 3, 2002 were $129.1 million compared to $34.7 million at October 31, 2001. Cash provided by operating activities for the year ended November 3, 2002 increased to $136.4 million from $113.6 million for the year ended October 31, 2001, due in part, to increased accounts payable and accrued liabilities of $35.3 million and increased depreciation and amortization of $10.2 million.

     Cash used by investing activities of $140.7 million consisted principally of capital equipment purchases of $126.5 million and increased investments of $15.0 million. The Company expects capital expenditures for 2003 to be approximately $60.0 million. Capital expenditures for 2003 will be used primarily to continue to expand the Company's high-end technical capability.

     Cash provided by financing activities of $82.7 million consisted principally of proceeds from the issuance of convertible debt of $193.2 million offset by the repayment of the Company's previous line of credit agreement of $57.7 million and other net debt repayments of  $57.5 million. In the fourth quarter of fiscal 2002, the Company repurchased $41.2 million of its 6% convertible notes for total consideration of $38.2 million, resulting in a net gain of $2.6 million. The Company believes that its currently available resources, together with its capacity for growth and its accessibility to debt and equity financing sources, are sufficient to satisfy its cash requirements for the foreseeable future.

     The Company's commitments represent investments in additional manufacturing capacity as well as advanced equipment for the production of high-end, more complex photomasks. At November 3, 2002, the Company had commitments outstanding for capital expenditures of approximately $30.0 million. Additional commitments for capital requirements are expected to be incurred during fiscal 2003.

Cash Requirements

     The Company's cash requirements over the next twelve months are primarily to fund operations, including spending on research and development, capital expenditures, debt service and acquisitions. The Company expects that cash on hand and cash generated from operations will be sufficient to meet cash requirements for the next twelve months. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

     The following tables quantify our future contractual obligations and commercial commitments as of November 3, 2002 (in millions):

Contractual Obligations

	Payments Due in Fiscal

	Total	2003	2004 & 2005	2006 & 2007	Thereafter

Long-term debt	$307.4	$10.6	$93.9	$202.9	$ -

Operating leases	9.0	2.5	3.6	2.0	0.9

Unconditional purchase obligations	44.6	35.1	7.6	1.9	-

Total	$361.0	$48.2	$105.1	$206.8	$0.9

Other Commercial Commitments

	Amounts Expiring in Fiscal

	Total	2003	2004 & 2005	2006 & 2007	Thereafter

Standby letters of credit	$5.8	$5.8	-	-	-

Total	$5.8	$5.8	-	-	-

Certain Transactions

     In June of 2002 the Company purchased land from an entity controlled by the Chairman of the Board of the Company for approximately $530 thousand. The Company also purchased in June 2002 one of its manufacturing facilities (the "purchased manufacturing facility") and the land in June 2002 from an entity controlled by the Chairman's two sons, one of whom is a Board member, for approximately $2.2 million. The purchase price for both transactions was equal to the appraised value as established by independent appraisals obtained by the Company.

     The Company previously leased the purchased manufacturing facility from the entity controlled by the Chairman's two sons prior to the purchase by the Company. The rent paid to this entity for the fiscal year ended November 3, 2002 was approximately $45 thousand.

     The Chairman of the Board of the Company is also the Chairman of the Board and majority shareholder of a company who is a supplier of secure managed information technology services. Another director of the Company is also an employee and a director of this company. In 2002 the Company entered into a fifty-two month service contract with this company to provide services to all of the Company's worldwide facilities at a cost of approximately $3.2 million per year. In 2002 the Company incurred expenses of $2.4 million related to services provided by this company of which $302 thousand was owed to this company at November 3, 2002.

     The Company believes that the terms of the transactions described above with affiliated persons were negotiated at arm's-length and were no less favorable to the Company than the Company could have obtained from non-affiliated parties.

Application of Critical Accounting Procedures

      The Company's consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations.

     Consolidation

     The accompanying consolidated financial statements include the accounts of Photronics, Inc. and its majority-owned subsidiaries ("Photronics" or the "Company"), in which the Company exercises control. All significant intercompany balances and transactions have been eliminated in consolidation.

     Estimates and Assumptions

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in them. Actual results may differ from such estimates.

     Derivative Investments and Hedging Activities

     The Company records derivatives on the consolidated balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are reported in the consolidated statement of operations or as accumulated other comprehensive income (loss), a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge.

     Property, Plant and Equipment

     Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Repairs and maintenance as well as renewals and replacements of a routine nature are charged to operations as incurred, while those which improve or extend the lives of existing assets are capitalized. Upon sale or other disposition, the cost of the asset and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is reflected in income.

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

Effect of New Accounting Standards

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123."  SFAS No. 148 requires quarterly disclosure of pro forma stock compensation information.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies and expands existing disclosure requirements for guarantees, including loan guarantees.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51." FIN No. 46 clarifies rules for consolidation of special purpose entities.

     SFAS No.'s 143, 144, 146 and 148 and FIN No's. 45 and 46 become effective for the Company's financial statements for fiscal year 2003. The Company does not expect the adoption of these statements to have a material impact on its consolidated financial position, consolidated results of operations or consolidated cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     In the fourth quarter of fiscal year 2002, the Company entered into an interest rate swap contract (the "Contract"), which effectively converted $100 million of its 4.75% fixed rate convertible notes to a variable rate. Contract payments are made on a LIBOR based variable rate (2.98% at November 3, 2002) and are received at the 4.75% fixed rate.

     The Contract is used to adjust the proportion of total debt that is subject to fixed interest rates. This contract is considered to be a hedge against changes in the fair value of the Company's fixed rate debt obligation. Accordingly, the Contract has been reflected at fair value in the Company's consolidated balance sheet and the related portion of fixed rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged. In addition, changes during any accounting period in the fair value of the Contract, as well as offsetting changes in the adjusted carrying value of the related portion of fixed rate debt being hedged, are recognized as adjustments to interest expense in the Company's consolidated statement of operations. The net effect of this accounting on the Company's operations results is that the interest expense portion of fixed rate debt being hedged is generally recorded based on variable rates.

Foreign Currency Exchange Rate Risk

     The Company conducts business in several major international currencies through its worldwide operations and is subject to changes in foreign exchange rates of such currencies. Changes in exchange rates can positively or negatively affect the Company's sales, gross margins and retained earnings. The Company attempts to minimize currency exposure risk by producing its products in the same country or region in which the products are sold and thereby generating revenues and incurring expenses in the same currency and by managing its working capital; there can be no assurance that this approach will be successful, especially in the event of a significant and sudden decline in the value of any of the international currencies of the Company's worldwide operations. The Company does not engage in purchasing forward exchange contracts for speculative purposes. The Company does not believe that a 10% change in exchange rates would have a material effect on its consolidated financial position, results of operations or cash flows.

Interest Rate Risk

     The majority of the Company's borrowings are in the form of its convertible subordinated notes, which bear interest rates ranging from 4.75% to 6.0% and certain foreign secured and unsecured notes payable which bear interest between approximately 2.5% and 6.7%. In addition, the interest rate swap contract discussed above subjects the Company to market risk as interest rates fluctuate and impact the interest payments due on the $100 million notional amount of the contract. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2003 although there can be no assurances that interest rates will not change significantly. The Company does not believe that a 10% change in interest rates would have a material effect on its consolidated financial position, results of operations or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Photronics, Inc.
Jupiter, Florida

     We have audited the accompanying consolidated balance sheets of Photronics, Inc. and subsidiaries as of November 3, 2002 and October 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years ended November 3, 2002, October 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Photronics, Inc. and subsidiaries as of November 3, 2002 and October 31, 2001, and the results of their operations and their cash flows for each of the three fiscal years ended November 3, 2002, October 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

DELOITTE & TOUCHE LLP
Hartford, Connecticut
December 6, 2002

PHOTRONICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except per share amounts)

	November 3, 2002	October 31, 2001

ASSETS

Current assets:
Cash and cash equivalents	$113,944	$ 34,684
Short-term investments	15,148	-
Accounts receivable (less allowance for doubtful accounts of $1,840 in 2002 and $1,000 in 2001)	62,545	70,704
Inventories	19,948	21,492
Deferred income taxes	21,270	20,052
Other current assets	16,205	4,464

Total current assets	249,060	151,396
Property, plant and equipment, net	443,860	402,776
Intangible assets, net	121,217	93,199
Other assets	18,305	13,327

	$832,442	$660,698

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt and notes payable	$ 10,649	$ 33,918
Accounts payable	57,401	37,142
Accrued liabilities	38,982	31,604

Total current liabilities	107,032	102,664
Long-term debt	296,785	188,021
Deferred income taxes	33,330	25,350
Other liabilities	11,209	12,492

Total liabilities	448,356	328,527

Minority interest	44,971	45,010

Shareholders' equity:
Preferred stock, $0.01 par value,
2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value,
150,000 shares authorized, 32,033 shares issued and outstanding at November 3, 2002 and 30,276 shares issued and outstanding
at October 31, 2001	320	303
Additional paid-in capital	195,588	146,378
Retained earnings	158,363	163,220
Accumulated other comprehensive loss	(14,999)	(22,740)
Deferred compensation on restricted stock	(157)	-

Total shareholders' equity	339,115	287,161

	$832,442	$660,698

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended

	November 3, 2002	October 31, 2001	October 31, 2000

Net sales	$386,871	$377,969	$331,212

Cost and expenses:

Cost of sales	276,451	254,272	220,650

Selling, general and administrative	57,973	53,758	46,059

Research and development	30,154	24,858	20,731

Consolidation, restructuring and related charges	14,500	38,100	23,000

Operating income	7,793	6,981	20,772

Other income (expense):

Interest expense	(17,801)	(11,966)	(11,091)

Investment and other income, net	4,510	2,664	5,783

Income (loss) before provision (benefit) for income taxes and minority interest	(5,498)	(2,321)	15,464

Income tax provision (benefit)	(7,019)	(3,000)	4,700

Income before minority interest	1,521	679	10,764

Minority interest in income of consolidated subsidiaries	(6,378)	(4,705)	(588)

Net income (loss)	$(4,857)	$(4,026)	$10,176

Earnings (loss) per share:

Basic	$ (0.16)	$ (0.13)	$ 0.35

Diluted	$ (0.16)	$ (0.13)	$ 0.34

Weighted average number of common shares outstanding:

Basic	31,278	29,919	28,761

Diluted	31,278	29,919	29,831

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
Years Ended November 3, 2002, October 31, 2001 and 2000
(in thousands)

					Accumulated Other Comprehensive Income (Loss)
									Deferred	Total
	Common Stock Shares Amount		Add'l Paid-In Capital	Retained Earnings	Unrealized Investment Gains	Cash Flow Hedges	Foreign Currency Translation	Total	Compensation on Restricted Stock	Share- holders' Equity

Balance at October 31, 1999	27,925	$279	$99,544	$156,929	$2,524	-	$(5,095)	$(2,571)	$(51)	$254,130
Comprehensive Income:
Net income	-	-	-	10,176	-	-	-	-	-	10,176
Change in unrealized gains on investments	-	-	-	-	2,776	-	-	2,776	-	2,776
Adjustment to reflect Align-Rite's results for the period from October 1, 1999 to October 31, 1999	-	-	-	141	-	-	-	-	-	141
Foreign currency translation adjustment	-	-	-	-	-	-	(10,082)	(10,082)	-	(10,082)

Total comprehensive income (loss)	-	-	-	10,317	2,776	-	(10,082)	(7,306)	-	3,011
Sale of common stock in private placement	1,000	10	21,831	-	-	-	-	-	-	21,841
Sale of common stock through employee stock option and purchase plans	763	8	14,809	-	-	-	-	-	-	14,817
Restricted stock awards, net of amortization to compensation expense	-	-	261	-	-	-	-	-	(80)	181

Balance at October 31, 2000	29,688	297	136,445	167,246	5,300	-	(15,177)	(9,877)	(131)	293,980
Comprehensive income:
Net loss	-	-	-	(4,026)	-	-	-	-	-	(4,026)
Change in unrealized gains on investments	-	-	-	-	(2,318)	-	-	(2,318)	-	(2,318)
Change in fair value of cash flow hedges	-	-	-	-	-	$(431)	-	(431)	-	(431)
Foreign currency translation adjustment	-	-	-	-	-	-	(10,114)	(10,114)	-	(10,114)

Total comprehensive loss	-	-	-	(4,026)	(2,318)	(431)	(10,114)	(12,863)	-	(16,889)
Sale of common stock through employee stock option and purchase plans	588	6	9,933	-	-	-	-	-	-	9,939
Amortization of restricted stock to compensation expense	-	-	-	-	-	-	-	-	131	131

Balance at October 31, 2001	30,276	303	146,378	163,220	2,982	(431)	(25,291)	(22,740)	-	287,161
Comprehensive income:
Net loss	-	-	-	(4,857)	-	-	-	-	-	(4,857)
Change in unrealized gains on investments	-	-	-	-	(2,082)	-	-	(2,082)	-	(2,082)
Change in fair value of cash flow hedges	-	-	-	-	-	(691)	-	(691)	-	(691)
Foreign currency translation adjustment	-	-	-	-	-	-	10,514	10,514	-	10,514

Total comprehensive income (loss)	-	-	-	(4,857)	(2,082)	(691)	10,514	7,741	-	2,884
Sale of common stock through employee stock option and purchase plans	527	5	8,464	-	-	-	-	-	-	8,469
Issuance of common stock in connection with acquisition of additional shares of PKL	1,212	12	40,173	-	-	-	-	-	-	40,185
Restricted stock awards, net of amortization to compensation expense	18	-	573	-	-	-	-	-	(157)	416

Balance at November 3, 2002	32,033	$320	$195,588	$158,363	$900	$(1,122)	$(14,777)	$(14,999)	$(157)	$339,115

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended

	November 3, 2002	October 31, 2001	October 31, 2000

Cash flows from operating activities:
Net income (loss)	$ (4,857)	$ (4,026)	$ 10,176
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	80,402	67,502	53,322
Amortization of intangible assets	2,785	5,473	3,546
Gain on sale of investments	-	-	(6,430)
Gain on repurchase of notes	(2,648)	-	-
Deferred income taxes	(938)	(6,031)	1,251
Restructuring and related charges	14,500	38,100	17,500
Other	1,479	(631)	2,398
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	9,996	(205)	(3,591)
Inventories	2,194	1,353	596
Other current assets	(11,562)	2,276	(1,171)
Accounts payable and accrued liabilities	45,051	9,768	(28,009)

Net cash provided by operating activities:	136,402	113,579	49,588

Cash flows from investing activities:
Acquisitions of and investments in photomask operations, net of cash acquired	-	(48,864)	(37,312)
Deposits on and purchase of property, plant and equipment	(126,462)	(48,670)	(43,599)
Purchase of short-term investments	(15,000)	-	-
Proceeds from sale of investments and other	732	(1,026)	6,571

Net cash used in investing activities	(140,730)	(98,560)	(74,340)

Cash flows from financing activities:
Net borrowings (repayments) of long-term debt	(115,174)	(24,828)	10,376
Proceeds from issuance of common stock and other	4,590	7,817	32,424
Proceeds from issuance of convertible debt, net	193,237	-	-

Net cash provided by (used in) financing activities	82,653	(17,011)	42,800

Effect of exchange rate changes on cash	935	(1,506)	493

Net increase (decrease) in cash and cash equivalents	79,260	(3,498)	18,541

Cash and cash equivalents at beginning of year	34,684	38,182	23,115
Adjustment related to Align-Rite's net cash flows resulting from differences in fiscal reporting periods	-	-	(3,474)

Cash and cash equivalents at end of year	$113,944	$ 34,684	$ 38,182

See accompanying notes to consolidated financial statements

PHOTRONICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended November 3, 2002, October 31, 2001 and 2000
(in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The accompanying consolidated financial statements include the accounts of Photronics, Inc. and its majority-owned subsidiaries ("Photronics" or the "Company"), in which the Company exercises control. All significant intercompany balances and transactions have been eliminated in consolidation.

Estimates and Assumptions

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in them. Actual results may differ from such estimates.

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

Fiscal Year

     The Company's fiscal year ends on the Sunday closest to October 31, and as a result, a 53 week year occurs every five to six years. Fiscal year 2002 includes 53 weeks. Fiscal years 2001 and 2000 include 52 weeks.

Cash and Cash Equivalents

     Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less. The carrying values approximate fair values based on the short maturity of these instruments.

Investments

     The Company's investments, comprised of equities and a fixed income bond fund, are classified as available-for-sale, and are carried at fair value. Investments available for current operations are classified in the consolidated balance sheets as current assets; investments held for long-term purposes are classified as non-current assets. Unrealized gains and losses, net of tax, are reported as other comprehensive income (loss) as a separate component of shareholders' equity. Gains and losses are included in income when realized, determined based on the disposition of specifically identified investments.

Inventories

     Inventories, principally raw materials, are stated at the lower of cost, determined under the first-in, first-out (FIFO) method, or market.

Property, Plant and Equipment

     Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Repairs and maintenance as well as renewals and replacements of a routine nature are charged to operations as incurred, while those which improve or extend the lives of existing assets are capitalized. Upon sale or other disposition, the cost of the asset and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is reflected in income.

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

Intangible Assets

     Intangible assets consist primarily of goodwill and other acquisition-related intangibles, and software development costs. These assets are stated at fair value as of the date acquired less accumulated amortization. Amortization is calculated on a straight-line basis over an estimated useful life of 5 years for software development costs and, prior to November 1, 2001, 3 to 15 years for goodwill and acquisition-related assets (see Note 5). As a result of the adoption of SFAS No. 142, the future economic benefit of the carrying value of all intangible assets (see Note 5) is reviewed periodically and any diminution in useful life or impairment in value based on future anticipated undiscounted cash flows or market factors would be recorded in the period so determined.

Income Taxes

     The provision for income taxes is computed on the basis of consolidated financial statement income. Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Earnings Per Share

     Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if certain securities or other contracts to issue common stock were exercised or converted.

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

NOTE 2 - BUSINESS COMBINATIONS

Acquisition of PKL Ltd.

      In 2001, the Company completed the acquisition of a majority of the total share capital (approximately 51%) of PKL Ltd. ("PKL"), a photomask manufacturer based in Korea for approximately $56 million. In April of 2002, the Company acquired an additional 28% of PKL in exchange for 1,212,218 shares of Photronics common stock. The acquisition was accounted for as a purchase and accordingly goodwill in the aggregate of $69.4 million was recorded. The operating results of PKL have been included in the consolidated statements of operations from August 27, 2001, the date the Company acquired majority share.

     The following table presents unaudited consolidated pro forma information as if the initial acquisition of approximately 51% of PKL and the additional acquisition of approximately 28% of PKL had occurred as of the beginning of the periods presented:

Year Ended

	November 3, 2002	October 31, 2001	October 31, 2000

Net sales	$386,871	$416,274	$378,386
Net (loss) income	$ (3,927)	$ (751)	$ 13,742
Diluted (loss) earnings per share	$ (0.13)	$ (0.03)	$ 0.46

     In management's opinion, these unaudited consolidated pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been had the acquisitions of PKL stock occurred at the beginning of the periods presented.

Acquisition of PSMC

     Effective June 20, 2000, the Company acquired a majority of the total share capital of Precision Semiconductor Mask Corporation ("PSMC"), a photomask manufacturer based in Taiwan, for approximately $63.4 million. The acquisition was accounted for as a purchase. Accordingly, a portion of the purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair value at the date of acquisition, while the balance of $31.2 million was recorded as goodwill. The operating results of PSMC have been included in the consolidated statement of operations from the date of acquisition.

     Unaudited consolidated information as if the acquisition of PSMC had occurred as of the beginning of the fiscal year ended October 31, 2000 follows: net sales - $343,248; net income - $6,508; and diluted earnings per share - $0.22. In management's opinion, these unaudited consolidated pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition of PSMC had been effective at the beginning of the fiscal year ended October 31, 2000.

Align-Rite Merger

     On June 7, 2000, Photronics completed its merger with Align-Rite International, Inc. ("Align-Rite"). Under the terms of the merger agreement, each of the 4,731,232 shares of common stock of Align-Rite issued and outstanding as of June 7, 2000 was converted into 0.85 shares of common stock of Photronics. Cash was paid in lieu of the issuance of any fractional shares of Photronics that would otherwise have been issued. Any stock options to acquire Align-Rite common stock that had not been exercised as of June 7, 2000 became fully vested options to acquire Photronics common stock in accordance with the merger agreement. The merger constituted a tax-free reorganization and has been accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements for the year ended October 31, 2000 and the accompanying notes thereto reflect the Company's financial position, results of operations and cash flows as if Align-Rite had been a wholly owned subsidiary of Photronics for the entire fiscal year.

     The Company recorded a pre-tax charge of approximately $5.5 million for transaction costs incurred in connection with the merger. Such costs consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges.

NOTE 3 - INVESTMENTS

     Short-term investments at November 3, 2002 consist of available-for-sale fixed income and equity securities; there were no short-term investments at October 31, 2001. Long-term investments ($2,554 at November 3, 2002 and $6,658 at October 31, 2001) included in "Other Assets" primarily consist of available-for-sale equity securities, where fair values were determined based upon quoted market prices. For investments with no quoted market price, the estimated fair value is based upon the financial condition and the operating results and projections of the investee and is considered to approximate cost. Unrealized gains on investments were determined as follows:

	November 3, 2002	October 31, 2001

Fair value	$17,702	$ 6,658
Cost	16,095	1,851

	1,607	4,807
Less deferred income taxes	707	1,825

Net unrealized gains	$ 900	$ 2,982

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	November 3, 2002	October 31, 2001

Land	$ 5,224	$ 3,129
Buildings and improvements	43,526	32,090
Machinery and equipment	729,782	612,042
Leasehold improvements	23,168	20,331
Furniture, fixtures and office equipment	27,096	26,344

	828,796	693,936
Less accumulated depreciation and amortization	384,936	291,160

	$443,860	$402,776

NOTE 5 - INTANGIBLE ASSETS

     Effective November 1, 2001 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets."  This standard changed the accounting for goodwill and intangible assets with an indefinite life whereby such assets are no longer amortized; however, the standard does require evaluation for impairment and a corresponding writedown, if appropriate. SFAS No. 142 requires an initial evaluation of goodwill and impairment upon adoption and annual evaluations thereafter. The initial evaluation was performed as of November 1, 2001 and a subsequent evaluation was performed in fiscal year 2002 resulting in no impairment in the value of the Company's goodwill.

     Comparative information as if goodwill had not been amortized follows (in thousands, except per share information):

	Year Ended

	November 3, 2002	October 31, 2001	October 31, 2000

Reported net income (loss)	$(4,857)	$(4,026)	$10,176

Goodwill amortization	-	1,111	577

Adjusted net income (loss)	$(4,857)	$(2,915)	$10,753

Reported diluted earnings (loss)
per share	$ (0.16)	$ (0.13)	$ 0.34

Goodwill amortization	-	0.04	0.02

Adjusted net income (loss)	$ (0.16)	$ (0.09)	$ 0.36

     Goodwill at November 3, 2002 and October 31, 2001 amounted to approximately $115.9 million and $85.1 million, respectively. Other intangible assets, which continue to be amortized, consist of software development costs and a non-compete agreement. The balance of other intangible assets consists of a gross carrying amount of $13,054 at November 3, 2002 and $12,984 at October 31, 2001, less accumulated amortization of $7,702 and $4,911 at November 3, 2002 and October 31, 2001, respectively.

     Amortization expense of other intangible assets for each of the fiscal years ended November 3, 2002 and October 31, 2001 was approximately $2.8 million. Estimated annual amortization expense of other intangible assets is expected to be $2,799 in 2003 and $2,553 in 2004.

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	November 3, 2002	October 31, 2001

Salaries, wages and related benefits	$ 8,348	$ 8,530
Income taxes	6,833	7,092
Restructuring	5,956	7,557
Interest	5,322	3,386
Other	12,523	5,039

	$38,982	$31,604

NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following:

	November 3, 2002	October 31, 2001

6% convertible subordinated notes due June 1, 2004	$ 62,100	$103,300
4.75% Convertible subordinated notes due December 15, 2006, including $1,672 fair value of interest rate swap contract	201,672	-
Debt of non-wholly owned subsidiaries:
Borrowings under current revolving credit facility	10,630	-
Unsecured notes payable	12,877	-
Secured notes payable	19,963	35,677
10.7% bond payable	-	11,613
Borrowings under former revolving credit facility	-	58,311
Other	192	260

	307,434	209,161
Less current portion	10,649	21,140

Long-term debt	$296,785	$188,021

     Long-term debt matures as follows: 2003 - $10,649; 2004 - $67,441; 2005 - $26,476; 2006 - $1,196 and 2007 - $201,672. The fair value of long-term debt not yet substantively extinguished is estimated based on the current rates offered to the Company and is not significantly different from the carrying value, except that the fair value of the 6% and the 4.75% Convertible subordinated notes, based upon the most recently reported trade as of November 3, 2002, amounted to $57,986 and $156,750, respectively.

     On December 12, 2001 the Company sold $200 million of 4.75% convertible subordinated notes due 2006 in a private offering pursuant to SEC Rule 144A. These notes are convertible into the Company's common stock at a conversion price of $37.00 per share. Net proceeds from the issuance amounted to approximately $193.2 million. Concurrent with the issuance of the Notes, on December 12, 2001 the Company repaid all of the outstanding borrowings under its former revolving credit agreement which amounted to $57.7 million and terminated the agreement.

     The $100 million notional amount of the 4.75% convertible notes which have been effectively converted to a variable rate under an interest rate swap contract are stated at an amount equal to the sum of its principal amount plus $1,672 representing the change in the fair value of the debt obligation attributable to the interest rate risk being hedged. This fair value adjustment has been calculated using a discounted cash flow methodology (see Note 14).

     In July 2002, the Company entered into a credit agreement with a group of financial institutions that provides for a three-year, revolving credit facility with an aggregate commitment of $100 million. The credit facility allows for borrowings in various currencies and includes a provision which allows for an increase in aggregate commitments up to $125 million upon the conversion of at least 50% of the Company's $103 million, 6% convertible subordinated notes due June 1, 2004. The interest rate is based on the terms of the agreement and will vary based on currencies borrowed and market conditions. The effective interest rate for fiscal 2002 was approximately 7%. Currently the facility fee is 0.4% of total aggregate commitments. As of November 3, 2002, $89.4 million was available under the facility. The Company is subject to compliance with and maintenance of certain financial and other covenants, and matters set forth in the agreement, including a limitation on cash dividends available for payment to shareholders. The credit facility is secured by a pledge of the Company's stock in certain of its subsidiaries.

     Committed credit available under the revolving credit facility provides management with the ability to refinance a portion of its debt on a long-term basis. At November 3, 2002, $12.1 million in outstanding foreign borrowings due in the course of the next year were classified as long-term debt based on the Company's ability and intent to refinance these borrowings on a long-term basis utilizing the credit available under the revolving credit facility.

     In the fourth quarter of fiscal 2002, the Company repurchased $41.2 million of its 6% convertible notes for total consideration of $38.2 million. The Company recorded a gain on the repurchase of those notes of $2.6 million, net of the write off of deferred financing fees associated with the portion of 6% convertible notes that were repurchased. In 2002 the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."  SFAS No. 145 rescinds certain guidance for reporting extinguishments of debt and provides guidance to determine if the transactions are part of recurring operations or if they meet the criteria for classification as an extraordinary item. The Company has classified the gain in other income.

     The unsecured and secured notes payable are obligations of non-wholly owned subsidiaries and are not guaranteed by the Company. Unsecured notes payable consist primarily of working capital loans with interest rates ranging from approximately 6.3% to 6.5%. Secured notes payable consist primarily of collateralized equipment loans with interest rates ranging from approximately 2.5% to 6.7% and are due in monthly installments through May 2006.

     Interest payments were $15,749, $11,006 and $11,724 in 2002, 2001 and 2000, respectively.

NOTE 8 - EARNINGS PER SHARE

     A reconciliation of basic and diluted EPS as follows:

	Net Income (Loss)	Average Shares Outstanding	Earnings (Loss) Per Share

2002:
Basic	$(4,857)	31,278	$(0.16)

Effect of potential dilution from exercise of stock options	-	-	-

Diluted	$(4,857)	31,278	$(0.16)

2001:

Basic	$(4,026)	29,919	$(0.13)

Effect of potential dilution from exercise of stock options	-	-	-

Diluted	$(4,026)	29,919	$(0.13)

2000:

Basic	$10,176	28,761	$ 0.35

Effect of potential dilution from exercise of stock options	-	1,070	-

Diluted	$10,176	29,831	$ 0.34

     The effect of the potential conversion of notes into 7.6 million shares of common stock would be anti-dilutive for all years presented. If the assumed conversion of convertible subordinated notes and stock options had been dilutive, the incremental additional shares outstanding would have been 8,849 in 2002, 4,453 in 2001 and 3,700 in 2000.

NOTE 9 - INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

	2002	2001	2000

Current:
Federal	$(7,870)	$ 619	$1,344
State	67	127	54
Foreign	1,722	2,285	2,051

	(6,081)	3,031	3,449
Deferred:
Federal	(2,886)	(7,078)	1,498
State	52	(913)	(12)
Foreign	1,896	1,960	(235)

	(938)	(6,031)	1,251

Total	$(7,019)	$(3,000)	$4,700

     The provision (benefit) for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate to income (loss) before taxes as a result of the following:

	2002	2001	2000

U.S. Federal income tax
at statutory rate	$(1,924)	$ (810)	$5,413
State income taxes,
net of federal benefit	(2,159)	(770)	23
Valuation allowance,
state income taxes	2,189	-	-
Foreign tax rate differential	(4,097)	(3,920)	(1,399)
Other, net	(1,028)	2,500	663

	$(7,019)	$(3,000)	$4,700

     The net deferred income tax liability consists of the following:

	November 3, 2002	October 31, 2001

Deferred income tax assets:
Reserves not currently deductible	$ 9,498	$ 4,482
Intangibles amortization	1,798	2,367
Net operating losses	9,576	15,630
Alternative minimum tax credits	3,205	831
Tax credit carryforwards	3,810	2,783
Foreign exchange gain	1,626	-
Intercompany transactions	2,971	6,661
Non qualified stock options	1,825	956
Other	2,028	2,454

	36,337	36,164
Valuation allowance	(2,510)	(293)

	33,827	35,871

Deferred income tax liabilities:
Property, plant and equipment	43,113	36,981
Investments	1,846	2,964
Research and development costs	657	948
Other	271	276

	45,887	41,169

Net deferred tax liability	$12,060	$ 5,298

     Cash paid for income taxes amounted to $0.8 million, $2.0 million and $0.9 million in 2002, 2001 and 2000 respectively. Cash received for refunds of income taxes paid in prior years amounted to $13.5 million in 2002 and $4.1 million in 2000.

     As of November 3, 2002, the Company had a federal net operating loss carryforward of $17.2 million; $5.0 million expires in 2020 and $12.2 million expires in 2022. The Company expects to fully utilize these carryforwards, thus a deferred tax asset has been established.

     The Company established a valuation reserve against various state net operating loss carryovers because the possibility exists that these net operating loss carryovers may expire prior to their utilization.

     As of November 3, 2002, the Company has $3.2 million of alternative minimum tax credit carryforwards that are available to offset future federal taxes payable. The Company also has a $0.9 million general business credit carryforward available as a tax credit until year 2019 when, if still unused, will convert into a tax deduction.

     As of November 3, 2002, deferred income taxes approximating $35.7 million were not provided on undistributed earnings of certain foreign subsidiaries because such undistributed earnings are expected to be reinvested indefinitely overseas.

     Deferred tax benefits from the exercise of non qualified stock options recorded as an increase to additional paid-in capital amounted to $1.8 million and $1.0 million in 2002 and 2001, respectively.

NOTE 10 - EMPLOYEE STOCK PURCHASE AND OPTION PLANS

     In 2000, the shareholders approved the adoption of the 2000 Stock Option Plan which includes provisions allowing for the award of qualified and non-qualified stock options and the granting of restricted stock awards. A total of 2.5 million shares of common stock may be issued pursuant to options or restricted stock awards granted under the Plan. Restricted stock awards do not require the payment of any cash consideration by the recipient, but shares subject to an award may be forfeited unless conditions specified in the grant are satisfied.

     The Company has previously adopted other stock option plans under which incentive and non-qualified stock options and restricted stock awards may be granted. All plans provide that the exercise price may not be less than the fair market value of the common stock at the date the options are granted and limit the term of options granted to a maximum of ten years.

     The following table summarizes stock option activity for each of the three years ended November 3, 2002, October 31, 2001 and 2000 under the plans:

	Stock Options	Exercise Prices

Balance at October 31, 1999	2,828,200	$0.94	-	$31.44
Granted	848,281	22.13	-	27.88
Exercised	(646,464)	0.94	-	22.38
Cancelled	(236,351)	3.08	-	31.44

Balance at October 31, 2000	2,793,666	0.94	-	31.44
Granted	352,950	16.12	-	27.34
Exercised	(428,092)	0.94	-	31.44
Cancelled	(131,287)	11.00	-	31.44

Balance at October 31, 2001	2,587,237	0.94	-	31.44
Granted	791,723	15.90	-	32.47
Exercised	(485,705)	0.94	-	26.25
Cancelled	(204,520)	2.67	-	27.88

Balance at November 3, 2002	2,688,735

     The following table summarizes information concerning currently outstanding and exercisable options as of November 3, 2002:

	Range of Exercise Prices

	$0.94 - $10.00	$10.00 - $20.00	$20.00 - $31.44

Outstanding:
Number of options	99,036	964,473	1,625,226
Weighted average remaining years	2.0	5.8	7.1
Weighted average exercise price	$6.63	$14.15	$24.51

Exercisable:
Number of options	95,286	607,675	539,843
Weighted average exercise price	$6.89	$12.99	$23.00

     At November 3, 2002, 1,475,564 shares were available for grant and 1,242,804 shares were exercisable at a weighted average exercise price of $16.87.

     The Company has not recognized compensation expense in connection with stock option grants under the plans. However, had compensation expense been determined based on the fair value of the options on the grant dates, the Company's pro forma net (loss) income and earnings (loss) per share would have been increased (decreased) by approximately $(0.1) million, or $(0.00) per diluted share in 2002, by approximately $(0.4) million, or $(0.01) per diluted share in 2001, and by approximately $1.4 million, or $0.05 per diluted share in 2000. The weighted average fair value of options granted was $24.16 per share in 2002, $18.66 per share in 2001 and $23.76 per share in 2000. Fair value is estimated based on the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 70.9% in 2002, 75.2% in 2001 and 68.8% in 2000; and risk-free interest rates of 3.0% in 2002, 6.0% in 2001, and 7.5% in 2000.

     The Company maintains an Employee Stock Purchase Plan ("Purchase Plan"), under which 600,000 shares of common stock were reserved for issuance. The Purchase Plan enables eligible employees to subscribe, through payroll deductions, to purchase shares of the Company's common stock at a purchase price equal to 85% of the lower of the fair market value on the commencement date of the offering and the last day of the payroll payment period. At November 3, 2002, 205,652 shares had been issued and 83,353 shares were subject to outstanding subscriptions under the Purchase Plan.

NOTE 11 - EMPLOYEE BENEFIT PLANS

     The Company maintains a 401(k) Savings and Profit-Sharing Plan (the "Plan") which covers all domestic employees who have completed six months of service and are eighteen years of age or older. Under the terms of the Plan, employees may contribute up to 25% of their compensation, subject to certain maximum amounts, which will be matched by the Company at 50% of the employee's contributions, which are not in excess of 4% of the employee's compensation. Employee and employer contributions vest fully upon contribution. Employer contributions amounted to $0.7 million in 2002, $0.9 million in 2001 and  $0.9 million in 2000.

     The Company maintains a cafeteria plan to provide eligible domestic employees with the option to receive non-taxable medical, dental, disability and life insurance benefits. The cafeteria plan is offered to all active full-time domestic employees and their qualifying dependents. The Company's contribution amounted to $5.5 million in 2002, $5.7 million in 2001 and $5.4 million in 2000.

     The Company's foreign subsidiaries maintain benefit plans for their employees, which vary by country. The obligations and cost of these plans are not significant to the Company.

NOTE 12 - LEASES

     The Company leases various real estate and equipment under non-cancelable operating leases. Rental expense under such leases amounted to $2.6 million in 2002, $1.6 million in 2001 and $2.2 million in 2000.

     Future minimum lease payments (excluding costs associated with facilities closed under restructuring plans) under non-cancelable operating leases with initial or remaining terms in excess of one year at November 3, 2002 follow:

2003	$2,462
2004	1,947
2005	1,642
2006	1,027
2007	1,013
Thereafter	930

$9,021

NOTE 13 - COMMITMENTS AND CONTINGENCIES

     At November 3, 2002 the Company had capital expenditure purchase commitments outstanding of approximately $30 million.

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

NOTE 14 - DERIVATIVE INSTRUMENTS, HEDGING INSTRUMENTS AND HEDGING ACTIVITY

     On October 22, 2002, the Company entered into an interest rate swap contract, which effectively converted $100 million of its 4.75% fixed rate convertible notes to a variable rate. Under the contract, payments are made on a LIBOR based variable rate (2.98% at November 3, 2002).

     The interest rate swap contract is used to adjust the proportion of total debt that is subject to fixed interest rates. This contract is considered to be a hedge against changes in the fair value of the Company's fixed rate debt obligation. Accordingly, the interest rate swap contract is stated at fair value in the Company's consolidated balance sheet and the related portion of fixed rate debt being hedged is stated at an amount equal to the sum of its principal amount plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged. In addition, changes during any accounting period in the fair value of the interest rate swap contract, as well as offsetting changes in the adjusted carrying value of the related portion of fixed rate debt being hedged, are recognized as adjustments to interest expense in the Company's consolidated statement of operations. The net effect of this interest rate swap contract on the Company's statement of operations is that the interest expense portion of fixed rate debt being hedged is generally recorded based on variable rates.

     At November 3, 2002 the interest rate swap contract was recorded as an asset of $1.6 million in the Company's consolidated balance sheet. The fair value adjustment for the related portion of fixed rate debt being hedged increased the $100 million carrying amount of such debt by approximately $1.7 million (See Note 7). These fair values have been calculated using a discounted cash flow methodology. The net gain or loss on the ineffective portion of the interest rate swap contract was not material to the Company's consolidated statement of operations.

NOTE 15 - SEGMENT INFORMATION

     The Company operates in a single industry segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors. In addition to its manufacturing facilities in the United States, the Company currently has operations in the United Kingdom, Germany, Switzerland, Singapore, Taiwan, and Korea. The Company's 2002, 2001 and 2000 net sales, operating income (loss) and identifiable assets by geographic area were as follows:

	Net Sales	Operating Income (Loss)	Identifiable Assets

2002:
North America	$194,279	$(27,807)	$460,099
Europe	63,192	11,936	120,509
Asia	129,400	23,664	251,834

	$386,871	$ 7,793	$832,442

2001:
North America	$241,873	$(12,980)	$332,706
Europe	64,809	7,905	94,818
Asia	71,287	12,056	233,174

	$377,969	$ 6,981	$660,698

2000:
North America	$240,013	$ 9,599	$412,930
Europe	59,211	7,143	93,727
Asia	31,988	4,030	98,319

	$331,212	$ 20,772	$604,976

     Approximately 4% of net domestic sales in 2002, 2001 and 2000 were for delivery outside of the United States.

     During fiscal 2002 one customer accounted for 10.4% of the Company's net sales. During fiscal 2001 and 2000, no single customer accounted for more than 10% of total net sales.

NOTE 16 - COMPREHENSIVE INCOME (LOSS)

     The Company's comprehensive income (loss) as reported in the consolidated statements of shareholders' equity, consists of net earnings (losses) and all changes in equity during a period except those resulting from investments by owners and distributions to owners, which are presented before-tax. The Company does not provide for U.S. income taxes on foreign currency translation adjustments. Accumulated other comprehensive income (loss) consists of unrealized gains and losses on certain investments in equity securities and foreign currency translation adjustments. The related tax effects allocated to each component of other comprehensive income (loss) were as follows for the three fiscal years ended November 3, 2000, October 31, 2001 and 2000:

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount

2002:
Foreign currency translation adjustment	$10,514	-	$10,514
Loss on change in fair value of cash flow hedge	(691)	-	(691)
Unrealized holding losses arising during the period	(3,200)	1,118	(2,082)

Other comprehensive income	$ 6,623	$ 1,118	$ 7,741

2001:
Foreign currency translation adjustment	$(10,114)	-	$(10,114)
Loss on change in fair value of cash flow hedge	(431)		(431)
Unrealized holding losses arising during the period	(4,803)	2,485	(2,318)

Other comprehensive loss	$ (15,348)	$ 2,485	$ (12,863)

2000:
Foreign currency translation adjustment	$(10,082)	-	$(10,082)
Unrealized gains on investments:
Unrealized holding gains arising during the period	10,499	(3,318)	7,181
Reclassification adjustment for gains realized in net income	(6,430)	2,025	(4,405)

Net unrealized gains	4,069	(1,293)	2,776

Other comprehensive loss	$ (6,013)	$ (1,293)	$ (7,306)

NOTE 17 - CONSOLIDATION, RESTRUCTURING AND RELATED CHARGES

     On August 14, 2002 the Company implemented a plan to reduce its operating cost structure by reducing its work force in the United States by approximately 135 employees and by ceasing the manufacture of photomasks at its Milpitas, California facility. Total consolidation and related charges of $14.5 million were recorded in the fourth quarter of 2002. Of the total charge, $10.5 million was non-cash for the impairment in carrying value of fixed assets, $2.5 million of cash charges for severance and benefits for terminated employees that will be paid during their entitlement periods, and $1.5 million of cash charges for facilities closing costs as well as lease termination costs. Through November 3, 2002, cash charges of approximately $1.5 million had been expended.

In April 2001, the Company initiated a plan to consolidate its global photomask manufacturing network in order to increase capacity utilization and manufacturing efficiencies, as well as accelerate the expansion of its world-class technology development. The Company initiated this plan as the final phase of its June 2000 merger with Align-Rite. Total associated consolidation and related charges associated with this plan of $38.1 million were recorded in the second quarter of 2001. Of the total charge, $30.6 million related to this plan and $7.5 million related to the impairment of associated intangible assets that no longer had any future economic benefit to the Company. A significant component of this plan included the closing of the former Align-Rite manufacturing facilities in Burbank, California, Palm Bay, Florida and Heilbronn, Germany which resulted in a reduction in work force of approximately 120 employees. The consolidation charge of $30.6 million includes: $4.0 million of cash charges for severance benefits for terminated employees paid during their entitlement periods; $4.5 million for facilities closings and lease termination costs expended over the projected lease terms; and non-cash charges of $22.1 million that approximate the carrying value of fixed assets that are primarily associated with this plan based upon their expected disposition. Through November 3, 2002 cash charges of approximately $6.1 million had been expended.

     During March 2000, the Company implemented a plan to restructure its mature products group in order to increase capacity utilization, manufacturing efficiencies and customer service activities worldwide. Total charges associated with this restructuring plan of $17.5 million were recorded in the second quarter of 2000. Of the total charge, $9.1 million related to restructuring and $8.4 million related to the impairment of associated intangible assets because such assets no longer had future economic benefit to the Company. The significant components of the restructuring plan included the closing of the Company's Sunnyvale, California and Neuchatel, Switzerland manufacturing facilities and the consolidation and regionalization of sales and customer service functions. As part of the plan, the Company reduced its work force by approximately 125 employees. The restructuring charge of $9.1 million includes $1.5 million of cash charges for severance benefits paid to terminated employees which was disbursed over their entitlement periods and $2.3 million for facilities closings and lease termination costs expended through the first quarter of 2001. Additionally, non-cash charges of $5.3 million approximated the carrying value primarily of fixed assets associated with the manufacturing restructuring based upon their expected disposition.

NOTE 18 - RELATED PARTY TRANSACTIONS

     In June of 2002 the Company purchased land from an entity controlled by the Chairman of the Board of the Company for approximately $530 thousand. The Company also purchased in June 2002 one of its manufacturing facilities (the "purchased manufacturing facility") and the land in June 2002 from an entity controlled by the Chairman's two sons, one of whom is a Board member, for approximately $2.2 million. The purchase price for both transactions was equal to the appraised value as established by independent appraisals obtained by the Company.

     The Company previously leased the purchased manufacturing facility from the entity controlled by the Chairman's two sons prior to the purchase by the Company. The rent paid to this entity for the fiscal year ended November 3, 2002 was approximately $45 thousand.

     The Chairman of the Board of the Company is also the Chairman of the Board and majority shareholder of a company who is a supplier of secure managed information technology services. Another director of the Company is also an employee and a director of this company. In 2002 the Company entered into a fifty-two month service contract with this company to provide services to all of the Company's worldwide facilities at a cost of approximately $3.2 million per year. In 2002 the Company incurred expenses of $2.4 million related to services provided by this company of which $302 thousand was owed to this company at November 3, 2002.

     The Company believes that the terms of the transactions described above with affiliated persons were negotiated at arm's-length and were no less favorable to the Company than the Company could have obtained from non-affiliated parties.

NOTE 19 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth certain unaudited quarterly financial data:

	First	Second	Third	Fourth	Year

2002:					(a)
Net sales	$95,686	$103,057	$98,070	$90,058	$386,871
Gross margin	27,932	31,738	28,078	22,672	110,420
Net income (loss)	1,747	2,519	1,185	(10,308)	(4,857)

Earnings (loss) per share:
Basic	0.06	0.08	0.04	(0.32)	(0.16)
Diluted	0.06	0.08	0.04	(0.32)	(0.16)

2001:					(b)
Net sales	$98,557	$100,572	$85,016	$93,824	$377,969
Gross margin	35,328	36,337	24,447	27,585	123,697
Net income (loss)	8,402	(16,191)	1,777	1,986	(4,026)

Earnings (loss) per share:
Basic	$ 0.28	$ (0.54)	$ 0.06	$ 0.07	$ (0.13)
Diluted	$ 0.28	$ (0.54)	$ 0.06	$ 0.07	$ (0.13)

a)

Includes consolidation charges of $14.5 million ($10.0 million after tax, or $0.32 per diluted share), recorded in the fourth quarter, in connection with reduction in workforce in the United States and ceasing the manufacture of photomasks at the Milpitas, California facility.

b)

Includes consolidation charges of $38.1 million ($26.1 million after tax, or $0.87 per diluted share), recorded in the second quarter, in connection with the final phase of the Company's merger with Align-Rite International, Inc. and subsequent consolidation of facilities in California, Florida and Germany.

NOTE 20 - OTHER RECENT ACCOUNTING PRONOUNCEMENTS

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123."  SFAS No. 148 requires quarterly disclosure of pro forma stock compensation information.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies and expands existing disclosure requirements for guarantees, including loan guarantees.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51." FIN No. 46 clarifies rules for consolidation of special purpose entities.

     SFAS No.'s 143, 144, 146 and 148 and FIN No's. 45 and 46 become effective for the Company's financial statements for fiscal year 2003. The Company does not expect the adoption of these statements to have a material impact on its consolidated financial position, consolidated results of operations or consolidated cash flows.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements on any accounting and financial disclosure matters between the Company and its independent certified public accountants for which a Form 8-K was required to be filed during the 24 months ended November 3, 2002 or for the period from November 3, 2002 to the date hereof.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information as to Directors required by Item 401 and 405 of Regulation S-K is set forth in the Company's definitive proxy statement (the "Definitive Proxy Statement") which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K under the caption "ELECTION OF DIRECTORS" and is incorporated herein by reference. The information as to Executive Officers is included in the Definitive Proxy Statement under the caption "Executive Officers" and is incorporated herein by reference.

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

ITEM 14.  CONTROLS AND PROCEDURES

      Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-4(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of a date ("Evaluation Date") within 90 days prior to the filing date of this annual report. Based on such evaluation, our CEO and CFO have each concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) The following documents are filed as part of this report:

1)	Financial Statements

Independent Auditor's Reports

Consolidated Balance Sheets at November 3, 2002 and October 31, 2001

Consolidated Statements of Operations for the years ended November 3, 2002, October 31, 2001 and 2000

Consolidated Statements of Shareholders' Equity for the years ended November 3, 2002, October 31, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended November 3, 2002, October 31, 2001 and 2000

Notes to Consolidated Financial Statements

2)	Financial Statement Schedules

Schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3)	Exhibits: See Exhibits Index

(B) Reports on Form 8-K

Two reports on Form 8-K were filed by the Company during the fourth quarter ended November 3, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTRONICS, INC.
(Registrant)

By	/s/ SEAN T. SMITH
January 30, 2003
Sean T. Smith Vice President Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1932, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ CONSTANTINE S. MACRICOSTAS
January 30, 2003
Constantine S. Macricostas Chairman of the Board Director

By	/s/ DANIEL DEL ROSARIO
January 30, 2003
Daniel Del Rosario Chief Executive Officer Director

By	/s/ SEAN T. SMITH
January 30, 2003
Sean T. Smith Vice President Chief Financial Officer

By	/s/ WALTER M. FIEDEROWICZ
January 30, 2003
Walter M. Fiederowicz Director

By	/s/ JOSEPH A. FIORITA, JR.
January 30, 2003
Joseph A. Fiorita, Jr. Director

By	/s/ GEORGE MACRICOSTAS
January 30, 2003
George Macricostas Director

By	/s/ WILLEM D. MARIS
January 30, 2003
Willem D. Maris Director

By	/s/ MICHAEL J. YOMAZZO
January 30, 2003
Michael J. Yomazzo
Director

CERTIFICATIONS

I, Daniel Del Rosario:

1.	I have reviewed this annual report on Form 10-K of Photronics, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrants other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 30, 2003	/s/ DANIEL DEL ROSARIO

Daniel Del Rosario Chief Executive Officer

CERTIFICATIONS

I, Sean T. Smith, certify that:

1.	I have reviewed this annual report on Form 10-K of Photronics, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrants other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 30, 2003	/s/ SEAN T. SMITH

Sean T. Smith
Chief Financial Officer

EXHBITS INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation. (1)

3.2	Amendment to Certificate of Incorporation, dated March 16, 1990. (2)

3.3	Amendment to Certificate of Incorporation, dated March 16, 1995. (6)

3.4	Amendment to Certificate of Incorporation, dated November 13, 1997. (9)

3.5	Amendment to Certificate of Incorporation, dated April 15, 2002. (14)

3.6	By-Laws, as amended. (1)

4.1	Form of Stock Certificate. (1)

4.2	Form of Indenture between the Company and The Bank of Nova Scotia Trust Company of New York, as Trustee, relating to the 4.75% Convertible Subordinated Notes due December 15, 2006. (12)

4.3	Registration Rights Agreement, dated December 12, 2001 between the Company, Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner and Smith. (12)

4.4	Form of Indenture between The Chase Manhattan Bank, as Trustee, and the Company relating to the 6% Convertible Subordinated Notes due June 1, 2004. (8)

4.5	Registration Rights Agreement dated April 4, 2002 between the Company and Photo (L) Limited, Mask (L) Limited, Lakeway (L) Limited, and March (L) Limited. (11)

10.1	Credit Agreement dated as of July 12, 2002 among Photronics, Inc., JP Morgan Chase Bank, HSBC Bank USA, The Bank of New York, Fleet National Bank and Citizens Bank of Massachusetts. (13)

10.2	Master Service Agreement dated January 11, 2002 between the Company and RagingWire Telecommunications, Inc.*

10.3	Real Estate Agreement dated June 19, 2002 between Constantine Macricostas and the Company.*

10.4	Real Estate Agreement dated June 26, 2002 between George Macricostas and Stephen Macricostas and the Company.*

10.5	The Company's 1992 Employee Stock Purchase Plan. (3)

10.6	The Company's 1994 Employee Stock Option Plan. (4) +

10.7	The Company's 1996 Stock Option Plan. (7) +

10.8	The Company's 1998 Stock Option Plan. (10) +

10.9	The Company's 2000 Stock Option Plan filed as Appendix A to the Company's Notice of Annual Meeting and Proxy Statement dated April 4, 2000 is incorporated herein by reference. +

10.10	Form of Agreement regarding Life Insurance between the Company and Mr. Macricostas. (5) +

10.11	The Company's 2000 Stock Plan, as amended (14). +

10.12	Consulting Agreement between the Company and Michael J. Yomazzo, dated October 10, 1997. (9)+

10.13	Consulting Agreement between the Company and Constantine S. Macricostas, dated October 10, 1997. (9) +

10.14

Pull/Call Option Agreement dated August 21, 2001, by and among Photronics, Inc., Photo (L) Limited, Mask (L) Limited, Lakeway (L) Limited, The HSBC Private Equity Fund 2 Limited, The HSBC Private Equity Fund, L.P., Taiwan Mask Corp. and Blue Water Ventures International Ltd. filed as Exhibit 10 to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 2001 is incorporated herein by reference.

21	List of Subsidiaries. *

23	Consent of Deloitte & Touche LLP. *

99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

+	Represents a management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, File Number 33-11694, which was declared effective by the Commission on March 10, 1987, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company's Registration Statement on Form S-2, File Number 33-34772 which was declared effective by the Commission on June 22, 1990, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company's Registration Statement on Form S-8, File Number 33-47446, which was filed on April 24, 1992, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company's Registration Statement on Form S-8, File Number 33-78102, which was filed on April 22, 1994, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1995, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company's Current Report on Form 8-K, dated March 24, 1995, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company's Registration Statement on Form S-8, File Number 333-02245, which was filed on April 4, 1996, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company's Registration Statement on Form S-8, File Number 333-26009, which was declared effective by the Commission on May 22, 1997, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1997, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company's Registration Statement on Form S-8, File Number 333-50809, which was filed on April 23, 1998, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company's Registration Statement on Form S-3, File Number 333-88122 which was filed on May 13, 2002, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001, and incorporated herein by reference.

(13)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2002, and incorporated herein by reference.

(14)	Filed as an exhibit to the Company's Registration Statement on Form S-8, File Number 333-86846, which was filed on April 24, 2002, and incorporated herein by reference.

COPIES OF EXHIBITS WILL BE PROVIDED TO SHAREHOLDERS UPON REQUEST.