Form 10-Q
period 2003-02-02
PHOTRONICS INC
filed 2003-03-19
CIK 810136

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 2, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2003
Common Stock, $0.01 par value	32,040,770 Shares

Forward Looking Information

     Certain statements in this report are considered "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. For a description of the factors that could cause the actual results of the Company to be materially different from those projected, please review the Company's SEC reports that detail these risks and uncertainties and the section captioned  "Forward Looking Information" contained in the Company's Annual Report on Form 10-K for the year ended November 3, 2002.  Any forward looking statements should be considered in light of these factors.

PHOTRONICS, INC.
AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	February 2, 2003	November 3, 2002

	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 91,640	$113,944
Short term investments	15,645	15,148
Accounts receivable, net	59,737	62,545
Inventories	18,962	19,948
Deferred income taxes and other current assets	41,017	37,475

Total current assets	227,001	249,060
Property, plant and equipment, net	440,494	443,860
Intangible and other assets	137,529	139,522

	$805,024	$832,442

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$ 10,564	$ 10,649
Accounts payable	41,539	57,401
Other accrued liabilities	29,651	38,982

Total current liabilities	81,754	107,032
Long-term debt	290,740	296,785
Deferred income taxes and other liabilities	44,396	44,539

Minority interest	47,617	44,971

Shareholders' equity:
Preferred stock, $0.01 par value,
2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value,
150,000 shares authorized, 32,041 shares issued and outstanding at February 2, 2003 and 32,033 shares issued and outstanding
at November 3, 2002	320	320
Additional paid-in capital	195,820	195,588
Retained earnings	149,876	158,363
Accumulated other comprehensive loss	(5,383)	(14,999)
Deferred compensation on restricted stock	(116)	(157)

Total shareholders' equity	340,517	339,115

	$805,024	$832,442

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

(unaudited)

	Three Months Ended

	February 2, 2003	January 31, 2002

Net sales	$ 81,393	$ 95,686

Costs and expenses:

Cost of sales	63,758	67,754

Selling, general and administrative	14,373	13,845

Research and development	7,619	7,131

Operating income (loss)	(4,357)	6,956

Other expenses, net	(3,030)	(3,069)

Income (loss) before income taxes and minority interest	(7,387)	3,887

Income tax provision (benefit)	(497)	500

Income (loss) before minority interest	(6,890)	3,387

Minority interest in income of consolidated subsidiaries	(1,597)	(1,640)

Net income (loss)	$ (8,487)	$ 1,747

Earnings (loss) per share:

Basic	$ (0.26)	$ 0.06

Diluted	$ (0.26)	$ 0.06

Weighted average number of common shares outstanding:

Basic	32,037	30,313

Diluted	32,112	31,202

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)

(unaudited)

	Three Months Ended

	February 2, 2003	January 31, 2002

Cash flows from operating activities:
Net income (loss)	$ (8,487)	$ 1,747
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22,570	20,115
Changes in assets and liabilities:
Accounts receivable	4,083	4,184
Inventories	1,525	247
Other current assets	(3,365)	(3,767)
Accounts payable and other	(23,108)	225

Net cash provided by (used in) operating activities	(6,782)	22,751

Cash flows from investing activities:
Deposits on and purchases of property, plant and equipment	(9,342)	(32,616)
Other	(60)	(3,738)

Net cash used in investing activities	(9,402)	(36,354)

Cash flows from financing activities:
Repayments of long-term debt	(7,533)	(60,740)
Proceeds from issuance of common stock	77	1,344
Proceeds from issuance of convertible debt, net	-	193,431

Net cash provided by (used in) financing activities	(7,456)	134,035

Effect of exchange rate changes on cash flows	1,336	(2,444)

Net increase (decrease) in cash	(22,304)	117,988
Cash and cash equivalents at beginning of period	113,944	34,684

Cash and cash equivalents at end of period	$ 91,640	$152,672

Cash paid during the period for:
Interest	$ 4,384	$ 4,547
Income taxes	$ 169	$ 46

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended February 2, 2003 and January 31, 2002
(unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending November 2, 2003. Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 3, 2002.

NOTE 2 - Acquisition of PKL Ltd.

     In 2001, the Company completed the acquisition of a majority equity interest in PKL Ltd. ("PKL"), a leading Korean photomask supplier, for $56 million.  In April 2002, the Company acquired an additional 28% of PKL in exchange for 1,212,218 shares of Photronics common stock, and the Company's total majority equity interest is approximately 78%.  The acquisition was accounted for as a purchase and accordingly goodwill in the aggregate of $69.4 million was recorded.  The operating results of PKL have been included in the Company's consolidated statements of operations since August 27, 2001.  Had the acquisition of PKL, including the additional 28% acquired in April 2002, occurred at the beginning of fiscal 2002, the unaudited pro forma condensed consolidated net sales for the three months ended January 31, 2002 would have been $95.7 million, the pro forma net income would have been $2.2 million and earnings per share would have been $0.07.  In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition of PKL had been effective at the beginning of the period presented.

NOTE 3 - COMPREHENSIVE INCOME

      The following table summarizes comprehensive income for the three months ended February 2, 2003 and January 31, 2002 (in thousands):

	Three Months Ended

	February 2, 2003	January 31, 2002

Net income (loss)	$(8,487)	$ 1,747

Other comprehensive income:
Unrealized gains (losses) on investments	(22)	124
Foreign currency translation adjustments	9,638	(446)
Net change in cash flow hedges	-	(690)

	9,616	(1,012)

Total comprehensive income	$ 1,129	$ 735

NOTE 4 - EARNINGS (LOSS) PER SHARE

      Earnings (loss) per share ("EPS") amounts are calculated in accordance with the provisions of Statement of Financial Standards ("SFAS") No. 128, "Earnings Per Share." Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted.

      A reconciliation of basic and diluted EPS for the three months ended February 2, 2003 and January 31, 2002, respectively, follows (in thousands, except per share amounts):

	Net Income (Loss)	Average Shares Outstanding	Earnings (Loss) Per Share

2003:
Basic	$ (8,487)	32,037	$ (0.26)

Effect of potential dilution from exercise of stock options	-	75	-

Diluted (a)	$ (8,487)	32,112	$ (0.26)

2002:
Basic	$ 1,747	30,313	$ 0.06

Effect of potential dilution from exercise of stock options	-	889	-

Diluted (b)	$ 1,747	31,202	$ 0.06

(a)  The effect of stock options and the conversion of the Company's convertible notes for the three months ended February 2, 2003 is anti-dilutive. If the assumed exercise of stock options and conversion of convertible subordinated notes had been dilutive, the incremental additional shares outstanding would have been 7,626 for the three months ended February 2, 2003.

(b)  The effect of the conversion of the Company's convertible notes for the three months ended January 31, 2002 is anti-dilutive. If the assumed conversion of convertible subordinated notes had been dilutive, the incremental additional shares outstanding would have been 6,396 for the three months ended January 31, 2002.

NOTE 5 - LONG -TERM DEBT

     In July 2002, the Company entered into a credit agreement with a group of financial institutions that provides for a three-year, revolving credit facility (the "credit facility") with an aggregate commitment of $100 million. The credit facility, which allows for borrowings in various currencies, includes a provision for an increase in the aggregate commitment up to $125 million upon the conversion of at least 50% of the Company's $103 million, 6% outstanding convertible notes.  The applicable interest rate spread and facility fee vary based upon the Company's senior leverage ratio. The Company is subject to compliance with and maintenance of certain financial and other covenants.  The credit facility is secured by a pledge of the Company's stock in certain of its subsidiaries. On February 3, 2003 the revolving credit facility was amended to modify certain covenants and definitions. Under the amended credit agreement the Company is required to maintain cash and permitted investments, as defined, less any borrowings under the credit facility ($11.2 million at February 2, 2003) of at least $65 million.

     The credit facility provides management with the ability to refinance a portion of its debt on a long-term basis.  At February 2, 2003, $6.7 million in outstanding borrowings due over the course of the next year were classified as long term debt based on the Company's ability and intent to refinance these borrowings on a long-term basis.

     In the fourth quarter of fiscal year 2002, the Company entered into an interest rate swap contract (the "Contract"), which effectively converted $100 million of its 4.75% fixed rate convertible notes to a variable rate. Contract payments are made on a LIBOR based variable rate (2.67% at February 2, 2003) and are received at the 4.75% fixed rate.

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

NOTE 6 - INCOME TAXES

      The income tax provision (benefit) differs from the amount computed by applying the Unites States statutory rate of 35 percent to income (loss) before income taxes due to the Company's reduced tax rates in certain Asian jurisdictions and valuation allowances for certain deferred tax assets resulting from net operating loss carryforwards.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 supersedes previous guidance for financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset.

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION

Overview

      In 2001, the Company completed the acquisition of a majority equity interest (approximately 51%) in PKL LTD. ("PKL"), a leading Korean photomask supplier, for  $56 million. In April 2002, the Company acquired an additional 28% of PKL in exchange for 1,212,218 shares of Photronics common stock. In the three month period ended February 2, 2003, PKL stock options were exercised which changed the Company's total majority equity interest to approximately 78%. The acquisition was accounted for as a purchase and accordingly goodwill in the aggregate of $69.4 million was recorded. The operating results of PKL have been included in the Company's consolidated statements of operations since August 27, 2001.

     In August 2002, the Company implemented a plan to reduce its operating cost structure by reducing its work force in the United States by approximately 135 employees and by ceasing the manufacture of photomasks at its Milpitas, California facility. Total consolidation and related charges of $14.5 million were recorded in the fourth quarter of 2002. Of the total charge, $10.5 million was non-cash for the impairment in carrying value of fixed assets, $2.5 million of cash charges for severance and benefits for terminated employees that will be paid during their entitlement periods and $1.5 million of cash charges for facilities closing costs as well as lease termination costs. Through February 2, 2003 cash charges of approximately $3.6 million had been expended.

     The Company's growth in recent years has been affected by the rapid technological changes taking place in the semiconductor industry resulting in a greater mix of high-end photomask requirements for more complex integrated circuit designs. During the latter half of 2001 and continuing through February 2, 2003, the Company was impacted by the downturn in the semiconductor industry which resulted in decreased demand and increased competitive pricing pressures. The Company cannot predict the duration of such cyclical industry conditions or their impact on its future operating results.

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

Material Changes in Results of Operations
Three Months ended February 2, 2003 versus January 31, 2002

The following table represents selected operating information expressed as a percentage of net sales:

	Three Months Ended

	February 2, 2003	January 31, 2002

Net sales	100.0%	100.0%

Cost of sales	78.3	70.8

Gross margin	21.7	29.2

Selling, general and administrative
expenses	17.7	14.5

Research and development expenses	9.4	7.4

Operating income (loss)	(5.4)%	7.3%

     Net sales for the quarter ended February 2, 2003 decreased 14.9% to $81.4 million compared with $95.7 million for the corresponding prior year period. The decrease in sales was attributable to a slow-down in new design releases, due in part, to the decreased end user demand, both consumer and corporate, for devices utilizing semiconductors and continued increased competitive pricing pressures for mature products. Design releases were also negatively impacted in 2003 by increased fab closures during the North American, European and Asian holiday periods. By geographic area, net sales in Asia increased $5.7 million or 21%, while North American sales decreased $21.5 million or 39% and European sales increased $1.5 million or 12%.

     Gross margin for the quarter ended February 2, 2003 decreased to 21.7% of net sales as compared to 29.2% during the corresponding period last year. The decrease is primarily associated with the decreased utilization of the Company's expanded fixed equipment cost base, primarily in North America, due in part, to decreased demand associated with fewer designs released into production, increased wafer fab closures during the holiday periods in 2003 and competitive pricing pressures for mature product technologies. Additionally, improved gross margins at the Company's subsidiary in Korea were offset by lower margins from the Company's other locations.

     Selling, general and administrative expenses increased 3.8% to $14.4 million for the quarter ended February 2, 2003, compared with $13.8 million for the same period in the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses increased to 17.7% as compared to 14.5% for the same period in the prior fiscal year. Increased selling, general and administrative expenses were primarily associated with the Company's Asian operations.

     Research and development expenses for the quarter ended February 2, 2003 increased 7.0% to $7.6 million compared with $7.1 million for the same period in the prior fiscal year. The increase is attributable to the continuing global development efforts of high-end process technologies for advanced, sub wavelength reticle solutions in Next Generation Lithography ("NGL") applications, which include the Company's five installed nano-technology line tool sets. Research and development was 9.4% of net sales for the quarter ended February 2, 2003, compared to 7.4% in the corresponding prior year period.

     Net other expense was $3.0 million for the quarter ended February 2, 2003, as compared to $3.1 million for the quarter ended January 31, 2002. Net other expense is primarily comprised of interest expense, interest income and foreign currency gains or losses.

     Income taxes were a benefit of $0.5 million for the quarter ended February 2, 2003 as compared to a provision of $0.5 million for the quarter ended January 31, 2002. The Company's effective tax benefit rate for the quarter ended February 2, 2003 was lower than the United States statutory rate of 35% due to reduced tax rates in certain Asian jurisdictions and valuation allowances for certain deferred tax assets generated by net operating loss carryforwards.

     Minority interest of $1.6 million for the three months ended February 2, 2003 and January 31, 2002 reflects the minority interest in earnings of the Company's subsidiaries in Taiwan and Korea.

     Net loss for the three months ended February 2, 2003 was $8.5 million, or $0.26 per basic and diluted share. These amounts compare to net income of $1.7 million, or $0.06 per basic and diluted share, for the corresponding prior year period.

Liquidity and Capital Resources

     The Company's working capital at February 2, 2003 was $145.2 million compared with $142.0 million at November 3, 2002. Cash, cash equivalents and short-term investments at February 2, 2003 were $107.3 million compared to $129.1 million at November 3, 2002. Cash used in operating activities was $6.8 million for the quarter ended February 2, 2003 as compared to $22.8 million provided by operating activities for the same period last year. This decrease was primarily due to the net loss incurred and the timing of progress payments to vendors, primarily for equipment which was accrued for at November 3, 2002. Cash used in investing activities was $9.4 million, primarily comprised of capital expenditures, for the quarter ended February 2, 2003 as compared to $36.4 million for the same period last year. The Company expects capital expenditures for 2003 to be approximately $60.0 million. Cash used in financing activities was $7.5 million for the quarter ended February 2, 2003 as compared to $134.0 million provided by financing activities for the same period last year. This decrease was primarily due from proceeds from the issuance of convertible debt of $193.4 million, offset by the repayment of the Company's previous line of credit of $57.7 million in the first quarter of last year.

     In July 2002, the Company entered into a credit agreement with a group of financial institutions that provides for a three-year, revolving credit facility (the "credit facility") with an aggregate commitment of $100 million. The credit facility, which allows for borrowings in various currencies, includes a provision for an increase in the aggregate commitment up to $125 million upon the conversion of at least 50% of the Company's $103 million, 6% outstanding convertible notes.  The applicable interest rate spread and facility fee vary based upon the Company's senior leverage ratio. The Company is subject to compliance with and maintenance of certain financial and other covenants.  The credit facility is secured by a pledge of the Company's stock in certain of its subsidiaries. On February 3, 2003 the credit facility was amended to modify certain covenants and definitions. Under the amended credit agreement the Company is required to maintain cash and permitted investments, as defined, less any borrowings under the credit facility ($11.2 million at February 2, 2003) of at least $65 million.

     The Company's commitments represent investments in additional manufacturing capacity as well as advanced equipment for the production of high-end photomasks.  At February 2, 2003, Photronics had commitments outstanding for capital expenditures of approximately $28.0 million.  Additional commitments for capital expenditures are expected to be incurred during the remainder of fiscal 2003.  The Company will continue to use its working capital to finance its capital expenditures.  Photronics believes that its currently available resources, together with its capacity for growth and its access to other debt and equity financing sources, are sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the foreseeable future.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

     The following tables quantify the Company's future contractual obligations and commercial commitments as of February 2, 2003 (in millions):

Contractual Obligations

	Payments Due in Fiscal

	Total	2003	2004 & 2005	2006 & 2007	Thereafter

Long-term debt	$301.3	$ 9.3	$ 89.8	$202.2	$ -

Operating leases	8.4	1.9	3.6	2.0	0.9

Unconditional purchase obligations	41.4	31.9	7.6	1.9	-

Total	$351.1	$43.1	$101.0	$206.1	$0.9

Other Commercial Commitments

	Amounts Expiring in Fiscal

	Total	2003	2004 & 2005	2006 & 2007	Thereafter

Standby letters of credit	$5.8	$5.8	-	-	-

Total	$5.8	$5.8	-	-	-

Application of Critical Accounting Policies

      The Company's condensed consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment areas in the application of our accounting policies that affect its financial condition and results of operations.

     Consolidation

     The condensed consolidated financial statements include the accounts of Photronics, Inc. and its majority-owned subsidiaries ("Photronics" or the "Company"), in which the Company exercises control. All significant intercompany balances and transactions have been eliminated in consolidation.

     Estimates and Assumptions

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in them. Actual results may differ from such estimates.

     Derivative Investments and Hedging Activities

     The Company records derivatives on the condensed consolidated balance sheets as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are reported in the condensed consolidated statements of operations or as accumulated other comprehensive income (loss), a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge.

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

     Income Taxes

     The provision for income taxes is computed on the basis of condensed consolidated financial statement income or loss. Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company records derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are reported in the condensed consolidated statement of operations or as accumulated other comprehensive income (loss), a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. In general, the types of risks hedged are those relating to the variability of future cash flows caused by movements in foreign currency exchange rates. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge.

     In the fourth quarter of fiscal year 2002, the Company entered into an interest rate swap contract (the "Contract"), which effectively converted $100 million of its 4.75% fixed rate convertible notes to a variable rate. Contract payments are made on a LIBOR based variable rate (2.67% at February 2, 2003) and are received at the 4.75% fixed rate.

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

Item 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      Within the 90 days prior to the date of this report, the Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 6.     Exhibits and Report on Form 8-K

(a)           Exhibits

                 Exhibits
                 Index        Description

                  10.1          First Amendment Agreement Dated as of February 3, 2003 among Photronics, Inc., The Borrowing
                                   Subsidiaries Party Hereto, The Guarantors Party Hereto, The Lenders Party Hereto and JPMorgan
                                   Chase Bank, as Administrative Agent.

                  10.2          Employment Agreement between the Company and Daniel Del Rosario dated February 20, 2003.

                  10.3          Employment Agreement between the Company and Paul J. Fego dated February 20, 2003.

                  10.4          Employment Agreement between the Company and James G. Hickey, Jr. dated February 20, 2003.

                  10.5          Employment Agreement between the Company and Sean T. Smith dated February 20, 2003.

                  99.1          Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2          Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)          Report on Form 8-K

                (i)             Form 8-K dated February 25, 2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOTRONICS, INC.
(Registrant)

By:

/s/ SEAN T. SMITH

Sean. T. Smith Vice President Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:  March 17, 2003

CERTIFICATIONS

I, Daniel Del Rosario:

1.	I have reviewed this quarterly report on Form 10-Q of Photronics, Inc.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

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

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6.

The registrants other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 17, 2003	/s/ DANIEL DEL ROSARIO

Daniel Del Rosario Chief Executive Officer

I, Sean T. Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Photronics, Inc.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

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

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6.

The registrants other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 17, 2003	/s/ SEAN T. SMITH

Sean T. Smith Chief Financial Officer