Form 10-Q
period 2003-05-04
PHOTRONICS INC
filed 2003-06-18
CIK 810136

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission file number 0-15451

PHOTRONICS, INC.
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation of organization)	06-0854886 (IRS Employer Identification Number)

15 Secor Road, Brookfield, Connecticut 06804
(Address of principal executive offices and zip code)

(203) 775-9000
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
Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 2, 2003
Common Stock, $0.01 par value	32,086,546 Shares

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

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	May 4, 2003	November 3, 2002

	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$243,272	$113,944
Short-term investments	15,791	15,148
Accounts receivable, net	61,630	62,545
Inventories	17,285	19,948
Deferred income taxes and other current assets	38,140	37,475

Total current assets	376,118	249,060

Property, plant and equipment, net	389,464	443,860
Intangible and other assets	140,334	139,522

	$905,916	$832,442

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$ 8,081	$ 10,649
Accounts payable	40,719	57,401
Other accrued liabilities	38,583	38,982

Total current liabilities	87,383	107,032

Long-term debt	433,791	296,785
Deferred income taxes and other liabilities	43,724	44,539
Minority interest	48,877	44,971

Shareholders' equity:
Preferred stock, $0.01 par value,
2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value,
150,000 shares authorized, 32,082 shares issued and outstanding at May 4, 2003 and 32,033 shares issued and outstanding
at November 3, 2002	321	320
Additional paid-in capital	196,229	195,588
Retained earnings	105,805	158,363
Accumulated other comprehensive loss	(10,111)	(14,999)
Deferred compensation on restricted stock	(103)	(157)

Total shareholders' equity	292,141	339,115

	$905,916	$832,442

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended

	May 4, 2003	April 30, 2002	May 4, 2003	April 30, 2002

Net sales	$ 85,548	$103,057	$166,942	$198,743

Costs and expenses:

Cost of sales	62,808	71,319	126,564	139,073

Selling, general and administrative	14,612	14,656	28,985	28,501

Research and development	7,531	7,451	15,153	14,584

Consolidation, restructuring and related charges	42,000	-	42,000	-

Operating income (loss)	(41,403)	9,631	(45,760)	16,585

Other expenses, net	(3,298)	(4,122)	(6,328)	(7,191)

Income (loss) before income taxes and minority interest	(44,701)	5,509	(52,088)	9,394

Income tax provision (benefit)	(1,874)	800	(2,371)	1,300

Income (loss) before minority interest	(42,827)	4,709	(49,717)	8,094

Minority interest	(1,243)	(2,190)	(2,840)	(3,828)

Net income (loss)	$(44,070)	$ 2,519	$(52,557)	$ 4,266

Earnings (loss) per share:

Basic	$ (1.37)	$ 0.08	$ (1.64)	$ 0.14

Diluted	$ (1.37)	$ 0.08	$ (1.64)	$ 0.14

Weighted average number of common shares outstanding:

Basic	32,053	30,833	32,045	30,573

Diluted	32,053	31,909	32,045	31,556

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)

(unaudited)

	Six Months Ended

	May 4, 2003	April 30, 2002

Cash flows from operating activities:
Net income (loss)	$(52,557)	$ 4,266
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43,576	39,918
Consolidation, restructuring and related charges	42,000	-
Changes in assets and liabilities:
Accounts receivable	1,499	(1,931)
Inventories	2,899	(287)
Other current assets	1,008	(341)
Accounts payable and other	(20,334)	2,578

Net cash provided by operating activities	18,091	44,203

Cash flows from investing activities:
Deposits on and purchases of property, plant and equipment	(17,638)	(68,702)
Other	(938)	139

Net cash used in investing activities	(18,576)	(68,563)

Cash flows from financing activities:
Repayments of long-term debt, net	(17,267)	(62,884)
Proceeds from issuance of common stock	335	1,075
Proceeds from issuance of convertible debt, net	145,170	193,431

Net cash provided by financing activities	128,238	131,622

Effect of exchange rate changes on cash flows	1,575	7

Net increase in cash and cash equivalents	129,328	107,269
Cash and cash equivalents at beginning of period	113,944	34,684

Cash and cash equivalents at end of period	$243,272	$141,953

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months and Six Months Ended May 4, 2003 and April 30, 2002
(unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     Photronics, Inc. and its subsidiaries (the "Company" or "Photronics") manufacture photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and are used as masters to transfer circuit patterns onto semiconductor wafers during the fabrication of integrated circuits and, to a lesser extent, other types of electrical components. The Company operates principally from nine facilities, three of which are located in the United States, three in Europe and one each in Korea, Singapore and Taiwan.

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

NOTE 2 - COMPREHENSIVE INCOME

      The following table summarizes comprehensive income for the three and six months ended May 4, 2003 and April 30, 2002 (in thousands):

	Three Months Ended		Six Months Ended

	May 4, 2003	April 30, 2002	May 4, 2003	April 30, 2002

Net income (loss)	$(44,070)	$ 2,519	$(52,557)	$ 4,266

Other comprehensive income:
Unrealized gains (losses) on investments	425	(1,306)	403	(1,182)
Foreign currency translation adjustments	(5,154)	2,289	4,484	1,843
Net change in cash flow hedges	-	-	-	(690)

	(4,729)	983	4,887	(29)

Total comprehensive income (loss)	$(48,799)	$ 3,502	$(47,670)	$ 4,237

NOTE 3 - EARNINGS (LOSS) PER SHARE

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

     A reconciliation of basic and diluted EPS for the three and six months ended May 4, 2003 and April 30, 2002, respectively, follows (in thousands, except per share amounts):

	Net Income (Loss)	Average Shares Outstanding	Earnings (Loss) Per Share

Three Months

2003:
Basic and diluted (a)	$(44,070)	32,053	$(1.37)

2002:
Basic	$ 2,519	30,883	$ 0.08

Effect of potential dilution from exercise of stock options (b)	-	1,026	-

Diluted	$ 2,519	31,909	$ 0.08

	Net Income (Loss)	Average Shares Outstanding	Earnings (Loss) Per Share

Six Months

2003:
Basic and diluted (a)	$(52,557)	32,045	$(1.64)

2002:
Basic	$ 4,266	30,573	$ 0.14

Effect of potential dilution from exercise of stock options (b)	-	983	-

Diluted	$ 4,266	31,556	$ 0.14

(a)  The effect of stock options and the conversion of the Company's convertible notes for the three and six months ended May 4, 2003 is anti-dilutive. If the assumed exercise of stock options and conversion of convertible subordinated notes had been dilutive, the incremental additional shares outstanding would have been 9,755 and 8,728 for the three and six months ended May 4, 2003, respectively.

(b)  The effect of the conversion of the Company's convertible notes for the three and six months ended April 30, 2002 is anti-dilutive. If the assumed conversion of convertible subordinated notes had been dilutive, the incremental additional shares outstanding would have been 9,098 and 7,747 for the three and six months ended April 30, 2002, respectively.

NOTE 4 - LONG-TERM DEBT

     On April 15, 2003 the Company sold $150.0 million, 2.25% convertible subordinated notes due 2008 in a private offering pursuant to SEC Rule 144A. Those notes are convertible into the Company's common stock at a conversion price of $15.89 per share. Net proceeds from the issuance amounted to approximately $145.2 million. On June 2, 2003 a portion of the net proceeds were used to redeem the $62.1 million of the Company's outstanding 6% convertible subordinated notes due 2004. Pursuant to the terms of the agreement, the 6% convertible subordinated notes were redeemed at 100.8571% of the principal amount plus accrued interest of $1.9 million for an aggregate redemption price of $64.5 million, including a premium of $0.5 million.

     The Company's $100 million revolving credit facility (the "credit facility") which expires July 2005, was amended April 9, 2003 to relax certain financial covenants and definitions as a result of the Company's March 2003 consolidation plan and April 2003 issuance of $150.0 million convertible subordinated notes.

NOTE 5 - CONSOLIDATION, RESTRUCTURING AND RELATED CHARGES

     In March 2003, the Company initiated a plan to further consolidate its' North American manufacturing network in order to increase capacity utilization and manufacturing efficiencies.  Total consolidation and related charges of $42.0 million were recorded during the second quarter. Of the total charge, $34.2 million was non-cash.  Components of the charge include $3.4 million for workforce reductions, $4.4 million for facility lease payments, and $34.2 million non-cash charges for the impairment of the carrying value of fixed assets.

     In August 2002, the Company initiated a consolidation plan that included the ceasing of photomask manufacturing at its Milpitas, California site and a reduction of its workforce in the United States. The total charge associated with this plan was $14.5 million which included $2.5 million for workforce reduction, $1.5 million for facility lease payments, and $10.5 million non-cash charges for the impairment of the carrying value of fixed assets.

     In April 2001 as part of the Company's final phase of its merger with Align-Rite, the Company initiated a consolidation plan to consolidate its global photomask manufacturing network. The total charge of $38.1 million consisted of non-cash charges of $29.6 million for the impairment of fixed assets and intangible assets, $4.0 million for severance and benefits and $4.5 million for facility closing costs and lease payments.

     For these previously announced actions, the Company charges expended were $35.9 million and $37.8 million for the three and six months ended May 4, 2003, respectively. These charges relate to severance and benefits for terminated employees and non-cancelable facility lease payments. From the dates the above three plans were initiated through May 4, 2003, the Company has expended, including non-cash charges, $84.4 million.

     The following table sets forth the Company's restructuring reserves as of May 4, 2003 and reflects the activity affecting the reserve for the three and six months ending May 4, 2003:

	Three Months Ended
	May 4, 2003

	February 2,			May 4,
	2003			2003
	Balance	Charges	Credits	Balance

Manufacturing capacity reduction and other	$ 3,619	$38,575	$(35,042)	$ 7,152

Workforce reductions	454	3,425	(862)	3,017

Total	$ 4,073	$42,000	$(35,904)	$10,169

	Six Months Ended
	May 4, 2003

	November 3,			May 4,
	2002			2003
	Balance	Charges	Credits	Balance

Manufacturing capacity reduction and other	$ 4,268	$38,575	$(35,691)	$ 7,152

Workforce reductions	1,691	3,425	(2,099)	3,017

Total	$ 5,959	$42,000	$(37,790)	$10,169

     The Company anticipates that substantially all of the $3.0 million relating to workforce reductions will be paid by the end of the fiscal year 2003. Non-cancelable lease obligations of $7.2 million will be paid over the respective lease terms through 2009.

     For the three and six months ended April 30, 2002, the Company expended $1.0 million and $2.6 million respectively, for severance and benefits for terminated employees and non-cancelable facility lease payments. From the date these plans were initiated, until April 30, 2002, the Company has expended $33.1 million.

     The following table sets forth the Company's restructuring reserves as of April 30, 2002 and reflects the activity affecting the reserve for the three and six months ending April 30, 2002:

	Three Months Ended
	April 30, 2002

	January 31,			April 30,
	2002			2002
	Balance	Charges	Credits	Balance

Manufacturing capacity reduction and other	$3,880	-	$(713)	$3,167

Workforce reductions	2,107	-	(276)	1,831

Total	$5,987	-	$(989)	$4,998

	Six Months Ended
	April 30, 2002

	October 31,			April 30,
	2001			2002
	Balance	Charges	Credits	Balance

Manufacturing capacity reduction and other	$4,990	-	$(1,823)	$3,167

Workforce reductions	2,567	-	(736)	1,831

Total	$7,557	-	$(2,559)	$4,998

     Effective November 4, 2002, the Company adopted SFAS No.'s 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and 146 "Accounting for Costs Associated with Exit or Disposal Activities."  The adoption of SFAS No.'s 144 and 146 did not have a material impact on the Company's financial statements for the three or six months ended May 4, 2003.

NOTE 6 - STOCK-BASED COMPENSATION

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 became effective for the Company's second quarter of fiscal year 2003, and requires quarterly disclosure of pro-forma stock compensation information.

     The Company has several stock option plans under which incentive and non-qualified stock options may be granted. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees,"and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	Three Months Ended		Six Months Ended

	May 4,	April 30,	May 4,	April 30,
	2003	2002	2003	2002

Reported net income (loss)	$(44,070)	$ 2,519	$(52,557)	$ 4,266

Effect of total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,213)	(1,155)	(2,611)	(1,884)

Pro forma net income (loss)	$(45,283)	$ 1,364	$(55,168)	$ 2,382

Reported earnings (loss) per share:

Basic and diluted - as reported	$(1.37)	$ 0.08	$(1.64)	$ 0.14

Basic and diluted - pro forma	$(1.41)	$ 0.04	$(1.72)	$ 0.08

     In preparing the above quarterly disclosures of pro-forma stock compensation information for 2002, the Company identified certain stock options issued from 2000 - 2002 which were inadvertently not included in the Company's Black-Scholes options pricing model (the "model") utilized for the pro-forma disclosure in the Company's 2002 Annual Report on Form 10-K. These options were, however, properly disclosed as granted. The exclusion of these options in the model had no effect on the Company's previously reported consolidated balance sheets as of November 3, 2002 and October 31, 2001 and the consolidated statements of operations, shareholders' equity and cash flows for the three years ended November 3, 2002, October 31, 2001 and October 31, 2000. The Company expects to file an amended 2002 Annual Report on Form 10-K as soon as practicable. The following table summarizes changes in previously reported footnote information:

	Year Ended

	November 3, 2002	October 31, 2001	October 31, 2000

Reported net income (loss)	$(4,857)	$(4,026)	$10,176

Previously reported effect of total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(100)	(400)	(1,400)

Adjustment	(3,972)	(2,819)	(1,301)

Pro-forma net income (loss), as adjusted	$(8,929)	$(7,245)	$ 7,475

Pro-forma diluted earnings (loss) per share:

As previously reported	$(0.16)	$(0.14)	$0.29

As adjusted	$(0.29)	$(0.24)	$0.25

NOTE 7 - INCOME TAXES

     The income tax provision (benefit) differs from the amount computed by applying the United States statutory rate of 35% to income (loss) before income taxes due to the Company's reduced tax rates in certain Asian jurisdictions and valuation allowances for certain deferred tax assets resulting from net operating loss carryforwards.

NOTE 8 - OTHER RECENT ACCOUNTING PRONOUNCEMENTS

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This statement is effective for contracts entered into or modified after June 30, 2003.  Management is currently evaluating the provisions of this statement, and does not believe that it will have a significant impact on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires than an issuer classify financial instruments that are within its scope as a liability.  Many of those instruments were classified as equity under previous guidance.  Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  Management is currently evaluating the provisions of this statement, and does not believe that it will have an impact on the Company's consolidated financial statements.

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

     SFAS No. 143 and FIN No's. 45 and 46 became effective for the Company's financial statements for fiscal year 2003. These statements did not have a material impact on its consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Results
                of Operations and Financial Condition

Overview

      In 2001, the Company completed the acquisition of a majority equity interest (approximately 51%) in PKL LTD. ("PKL"), a leading Korean photomask supplier, for  $56 million. In April 2002, the Company acquired an additional 28% of PKL in exchange for 1,212,218 shares of Photronics common stock. In the six month period ended May 4, 2003, PKL stock options were exercised which changed the Company's total majority equity interest to approximately 78%. The acquisition was accounted for as a purchase and accordingly goodwill in the aggregate of $69.4 million was recorded. The operating results of PKL have been included in the Company's consolidated statements of operations since August 27, 2001.

     In August 2002, the Company implemented a plan to reduce its operating cost structure by reducing its workforce in the United States by approximately 135 employees and by ceasing the manufacture of photomasks at its Milpitas, California facility. Total consolidation and related charges of $14.5 million were recorded in the fourth quarter of 2002. Of the total charge, $10.5 million was non-cash for the impairment in carrying value of fixed assets, $2.5 million of cash charges for severance and benefits for terminated employees that will be paid during their entitlement periods and $1.5 million of cash charges for facilities closing costs as well as lease termination costs.

     In March 2003, the Company initiated a plan to further consolidate its' North American manufacturing network in order to increase capacity utilization and manufacturing efficiencies.  Total consolidation and related charges of $42.0 million were recorded during the second quarter. Of the total charge, $34.2 million was non-cash.  Components of the charge include $3.4 million for workforce reductions, $4.4 million for facility lease payments, and $34.2 million non-cash charges for the impairment of the carrying value of fixed assets.

     The Company's growth in recent years has been affected by the rapid technological changes taking place in the semiconductor industry resulting in a greater mix of high-end photomask requirements for more complex integrated circuit designs. During the latter half of 2001 and continuing through fiscal 2003, the Company has been impacted by the downturn in the semiconductor industry which resulted in decreased demand and increased competitive pricing pressures. The Company cannot predict the duration of such cyclical industry conditions or their impact on its future operating results.

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

Material Changes in Results of Operations
Three and Six Months ended May 4, 2003 versus April 30, 2002

The following table represents selected operating information expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended

	May 4, 2003	April 30, 2002	May 4, 2003	April 30, 2002

Net sales	100%	100%	100%	100%

Cost of sales	73.4	69.2	75.8	70.0

Gross margin	26.6	30.8	24.2	30.0

Selling, general and administrative expenses	17.1	14.2	17.4	14.3

Research and development expenses	8.8	7.3	9.1	7.4

Consolidation, restructuring and related charges	49.1	-	25.1	-

Operating income (loss)	(48.4%)	9.3%	(27.4%)	8.3%

     Net sales for the three months ended May 4, 2003 decreased 17.0% to $85.5 million as compared to $103.1 million for the three months ended April 30, 2002. Net sales for the six months ended May 4, 2003 decreased 16.0% to $166.9 million as compared to $198.7 million for the six months ended April 30, 2002. For the three and six months ended May 4, 2003, by geographic area, net sales in Asia increased $3.3 million and $9.1 million, respectively, to $34.9 million and $68.8 million, respectively; North American sales decreased $20.2 million and $41.7 million, to $34.9 million and $68.0 million, respectively; and European sales decreased $0.7 million to $15.7 million for the three months, but increased $0.8 million to $30.1 million for the six months ended May 4, 2003. The decrease in sales was attributable to a slow-down in new design releases, due in part, to decreased end user demand, both consumer and corporate, for devices utilizing semiconductors and continued increased competitive pricing pressures for mature products as compared to the prior year periods. Design releases were also negatively impacted in 2003 by increased fab closures during the North American, European and Asian holiday periods.

     Gross margins decreased to 26.6% and 24.2% for the three and six months ended May 4, 2003, respectively, as compared to 30.8% and 30.0% for the three and six months ended April 30, 2002, respectively. The decrease is primarily associated with the decreased utilization of the Company's expanded fixed equipment cost base, due in part, to decreased demand associated with fewer designs released into production, increased wafer fab closures during the holiday periods in 2003 and competitive pricing pressures for mature product technologies.

     Selling, general and administrative expenses decreased 0.3% to $14.6 million and increased 1.7% to $29.0 million for the three and six months ended May 4, 2003, respectively, compared with $14.7 million and $28.5 million for the same periods in the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses increased to 17.1% and 17.4% for the three and six month periods ended May 4, 2003, respectively, compared with 14.2% and 14.3% for the same periods in the prior fiscal year.

      Research and development expenses increased 1.1% to $7.5 million and 3.9% to $15.2 million for the three and six months ended May 4, 2003, respectively, compared with $7.5 million and $14.6 million for the same periods in the prior fiscal year.  As a percentage of net sales, research and development expenses increased to 8.8% and 9.1 % for the three and six months ended May 4, 2003, respectively, compared with 7.3% and 7.4% for the same periods in the prior fiscal year. The increase is attributable to the continuing global development efforts of high-end process technologies for advanced, sub wavelength reticle solutions in Next Generation Lithography applications, which include the Company's five installed nano-technology line tool sets.

     Net other expenses of $3.3 million and $6.3 million for the three and six months ended May 4, 2003, respectively, decreased $0.8 million and $0.9 million, respectively. Net other expense is primarily comprised of interest expense, interest income and foreign currency gains or losses.

     The income tax benefit of $1.9 million and $2.4 million for the three and six months ended May 4, 2003, respectively, as compared to an income tax provision of $0.8 million and $1.3 million for the three and six months ended April 30, 2002, respectively. The Company's effective tax benefit rate for the three and six months ended May 4, 2003 was lower than the United States statutory rate of 35% due to reduced tax rates in certain Asian jurisdictions and valuation allowances for certain deferred tax assets generated by net operating loss carryforwards.

     Minority interest for the three and six months ended May 4, 2003 was $1.2 million and $2.8 million, respectively, as compared to $2.2 million and $3.8 million for the three and six months ended April 30, 2002, respectively, and reflects the minority interest in earnings of the Company's subsidiaries in Taiwan and Korea.

     Net loss was $44.1 million, or $1.37 per basic and diluted share and $52.6 million, or $1.64 per basic and diluted share for the three and six months ended May 4, 2003, respectively. As compared to net income of $2.5 million and $4.3 million or $0.08 and $0.14 per basic and diluted share for the three and six months ended April 30, 2002, respectively. The net loss for the three and six months ended May 4, 2003 include the effect of the consolidation and related charges amounting to $39.9 million after tax, or $1.24 per diluted share.

Liquidity and Capital Resources

     On April 15, 2003 the Company sold $150.0 million of its 2.25% convertible subordinated notes due 2008 in a private offering pursuant to SEC Rule 144A. Those notes are convertible into the Company's common stock at a conversion price of $15.89 per share. Net proceeds from the issuance amounted to approximately $145.2 million. On June 2, 2003 a portion of the net proceeds were used to redeem all $62.1 million of the Company's outstanding 6% convertible subordinated notes due 2004. Pursuant to the terms of the agreement, the 6% convertible subordinated notes were redeemed at 100.8571% of the principal amount plus accrued interest of $1.9 million for an aggregate redemption price of $64.5 million.

     The Company's working capital at May 4, 2003 was $288.7 million compared with $142.0 million at November 3, 2002. Cash, cash equivalents and short-term investments at May 4, 2003 were $259.1 million compared to $129.1 million at November 3, 2002 as a result of the sale of $150.0 million convertible subordinated notes in April 2003. Cash provided by operating activities was $18.1 million for the six months ended May 4, 2003, as compared to $44.0 million for the six months ended April 30, 2002, primarily due to the net loss incurred, increased depreciation and amortization, and the timing of progress payments to vendors, primarily for equipment which was accrued for at November 3, 2002. Cash used in investing activities was $18.6 million, primarily comprised of capital expenditures, for the six months ended May 4, 2003. The Company expects capital expenditures for fiscal 2003 to be approximately $60.0 million. Cash provided by financing activities was $128.2 million for the six months ended May 4, 2003 primarily due from net proceeds from the issuance of convertible debt of $145.2 million offset by the Company's repayment of long-term debt.  On June 2, 2003, the Company redeemed the remaining $62.1 million 6% subordinated convertible notes due 2004.

     The Company's $100 million revolving credit facility (the "credit facility") which expires July 2005, was amended April 9, 2003 to relax certain financial covenants and definitions as a result of the Company's March 2003 consolidation plan and April 2003 issuance of $150.0 million convertible subordinated notes.

     The Company's commitments represent investments in additional manufacturing capacity as well as advanced equipment for the production of high-end photomasks. As of May 4, 2003, Photronics had commitments outstanding for capital expenditures of approximately $34.3 million. Additional commitments for capital expenditures are expected to be incurred during the remainder of fiscal 2003. The Company will continue to use its working capital to finance its capital expenditures. Photronics believes that its currently available resources, together with its capacity for growth and its access to other debt and equity financing sources, are sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the foreseeable future.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

     The following tables quantify the Company's future contractual obligations as of May 4, 2003 (in millions):

Contractual Obligations

	Payments Due in Fiscal

	Total	2003	2004 & 2005	2006 & 2007	Thereafter

Long-term debt	$441.9	$ 5.7	$81.8	$204.4	$150.0

Operating leases	8.4	1.9	3.6	2.0	0.9

Unconditional purchase obligations	46.1	36.6	7.6	1.9	-

Total	$496.4	$44.2	$93.0	$208.3	$150.9

     Payments due in 2004 and 2005 include the Company's $62.1 million 6% convertible subordinated notes which were redeemed by the Company on June 1, 2003.

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

     For financial reporting purposes, depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 15 to 40 years, machinery and equipment over 3 to 10 years and furniture, fixtures and office equipment over 3 to 5 years. Leasehold improvements are amortized over the life of the lease or the estimated useful life of the improvement, whichever is less. The Company periodically reviews property, plant, and equipment for any potential impairment in carrying value.

     Business Acquisitions

     Assets, including acquired identifiable intangibles, and liabilities acquired in business combinations are recorded at their estimated fair values at the acquisition date.  At May 4, 2003, the Company had approximately $115.9 million of goodwill, representing the cost of acquisitions in excess of the fair values assigned to the underlying net assets of acquired companies.  In accordance with SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing.  The assessment of goodwill involves the estimation of the fair value of the Company's "reporting unit," as defined by SFAS No. 142.  Management completes this assessment annually and based on information available as of the latest assessment date determined that no impairment existed.

     Income Taxes

     The provision for income taxes is computed on the basis of condensed consolidated financial statement income or loss. Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. In the event the Company determines that future taxable income is not expected to be sufficient, a valuation allowance for deferred income tax assets may be required.

     Foreign Currency Translation

     The Company's foreign subsidiaries maintain their accounts in their respective local currencies. Assets and liabilities of such subsidiaries are translated to U.S. dollars at month-end exchange rates. Income and expenses are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments are accumulated and reported as other comprehensive income (loss) as a separate component of shareholders' equity. The effects of changes in exchange rates on foreign currency transactions are included in income.

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

     Effective November 4, 2002, the Company adopted SFAS No's. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and 146, "Accounting for Costs Associated with Exit or Disposal Activities," and effective February 3, 2003 adopted SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123."  The adoption of these statements did not have a material impact on the Company's financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This statement is effective for contracts entered into or modified after June 30, 2003.  Management is currently evaluating the provisions of this statement, and does not believe that it will have a significant impact on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires than an issuer classify financial instruments that are within its scope as a liability.  Many of those instruments were classified as equity under previous guidance.  Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  Management is currently evaluating the provisions of this statement, and does not believe that it will have an impact on the Company's consolidated financial statements.

     In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies and expands existing disclosure requirements for guarantees, including loan guarantees.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51." FIN No. 46 clarifies rules for consolidation of special purpose entities.

     SFAS No.'s 143, FIN No's. 45 and 46 become effective for the Company's financial statements for fiscal year 2003. The Company does not expect the adoption of these statements to have a material impact on its consolidated financial statements.

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

     In the fourth quarter of fiscal year 2002, the Company entered into an interest rate swap contract (the "Contract"), which effectively converted $100 million of its 4.75% fixed rate convertible notes to a variable rate. Contract payments are made on a LIBOR based variable rate (2.61% at May 4, 2003) and are received at the 4.75% fixed rate. The Contract is used to adjust the proportion of total debt that is subject to fixed interest rates. This Contract is considered to be a hedge against changes in the fair value of the Company's fixed rate debt obligation. Accordingly, the Contract has been reflected at fair value in the Company's consolidated balance sheet and the related portion of fixed rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged. In addition, changes during any accounting period in the fair value of the Contract, as well as offsetting changes in the adjusted carrying value of the related portion of fixed rate debt being hedged, are recognized as adjustments to interest expense in the Company's consolidated statement of operations. The net effect of this accounting on the Company's operations results is that the interest expense portion of fixed rate debt being hedged is generally recorded based on variable rates.

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

Interest Rate Risk

     The majority of the Company's borrowings are in the form of its convertible subordinated notes, which bear interest rates ranging from 2.25% to 6.0% (subsequent to May 4, 2003, the Company's $62.1 million, 6% convertible subordinated notes were redeemed by the Company) and certain foreign secured and unsecured notes payable which bear interest between approximately 1.3% and 6.95%. In addition, the interest rate swap contract discussed above subjects the Company to market risk as interest rates fluctuate and impact the interest payments due on the $100 million notional amount of the contract. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2003 although there can be no assurances that interest rates will not change significantly. The Company does not believe that a 10% change in interest rates would have a material effect on its consolidated financial position, results of operations or cash flows.

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

PART II.  OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

	(a)	The matters set forth in this Item 4 were submitted to a vote of security holders of the Company at an Annual Meeting of Shareholders held on March 26, 2003.

(b)

The following directors, constituting the entire Board of Directors, were elected at the Annual Meeting of Shareholders held on March 26, 2003. Also indicated are the affirmative, negative and authority withheld votes for each director.

	For	Against	Authority Withheld

Daniel Del Rosario	23,797,724	-	4,342,738
Walter M. Fiederowicz	26,181,471	-	1,958,991
Joseph A. Fiorita, Jr.	26,210,246	-	1,930,216
Constantine S. Macricostas	23,626,079	-	4,514,383
George Macricostas	26,135,646	-	2,004,816
Willem D. Maris	26,216,766	-	1,923,696
Michael J. Yomazzo	26,211,691	-	1,928,771

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		Exhibit Number	Description

10.1

Second Amendment Agreement Dated as of April 9, 2003 among Photronics, Inc., The
Borrowing Subsidiaries Party Hereto, The Guarantors Party Hereto, The Lenders Party
Hereto and JPMorgan Chase Bank, as Administrative Agent.

		99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

		99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

	(b)	Report on Form 8-K

		(i)	Form 8-K dated February 25, 2003.

Form 8-K dated April 2, 2003.

Form 8-K dated April 22, 2003.

Form 8-K dated May 8, 2003

Form 8-K dated May 20, 2003.

Form 8-K dated June 4, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ SEAN T. SMITH

Sean T. Smith
Vice President
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date:  June 16, 2003

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

June 16, 2003	/s/ DANIEL DEL ROSARIO

Daniel Del Rosario Chief Executive Officer

I, Sean T. Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Photronics, Inc.

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

June 16, 2003	/s/ SEAN T. SMITH

Sean T. Smith Chief Financial Officer