Form 10-K/A
period 2002-11-03
PHOTRONICS INC
filed 2003-06-26
CIK 810136

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 3, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission file number 0-15451

PHOTRONICS, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-0854886
(State or other jurisdiction	(IRS Employer
of incorporation of organization)	Identification Number)

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

Explanatory Note

     Pursuant to this Form 10-K/A, the registrant amends "Item 8. Consolidated Financial Statements and Supplementary Data" of Part I of its Annual Report on Form 10-K for the year ended November 3, 2002 to correct Note 10 - Employee Stock Purchase and Option Plans, to the Consolidated Financial Statements.  These changes, which are described in the following paragraph and Note 21, did not impact the registrant's consolidated balance sheets, statements of operations, shareholders' equity or cash flows, or earnings (loss) per share for any of the periods presented.

     The Company has revised certain pro-forma and other calculations computed in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."  These changes relate to the computations of pro-forma compensation expense and pro-forma net income (loss) per share for the years ended November 3, 2002 and October 31, 2001 and 2000 and the weighted average fair values of options granted.  Other than the changes indicated in Note 21, and the adjustment to the pro-forma amounts in Note 10, no other changes have been made to the registrant's Annual Report on Form 10-K for the year ended November 3, 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Photronics, Inc.
Brookfield, Connecticut

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

     As discussed in Note 21, the Company has revised its Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" pro-forma calculation disclosures.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
December 6, 2002  (June 25, 2003 as to Note 21)

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

Fiscal Year

     The Company's fiscal year ends on the Sunday closest to October 31, and as a result, a 53-week year occurs every five to six years. Fiscal year 2002 includes 53 weeks. Fiscal years 2001 and 2000 include 52 weeks.

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

Stock-Based Compensation

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
4.75% Convertible subordinated notes due December 15, 2006
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

     The Company has not recognized compensation expense in connection with stock option grants under the plans.  However, had compensation expense been determined based on the fair value of the options on the grant dates, the Company's pro-forma net (loss) income and earnings (loss) per share would have been increased (decreased) by approximately $(4.1) million, or $(0.13) per diluted share in 2002, by approximately $(3.2) million, or $(0.11) per diluted share in 2001, and by approximately $(2.7) million, or $(0.09) per diluted share in 2000.  The weighted average fair value of options granted was $11.46 per share in 2002, $9.02 per share in 2001 and $12.26 per share in 2000.  Fair value is estimated based on the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 70.9% in 2002, 75.2% in 2001 and 68.8% in 2000; and risk-free interest rates of 3.0% in 2002, 6.0% in 2001, and 7.5% in 2000. See Note 21.

     The Company maintains and Employee Stock Purchase Plan ("Purchase Plan"), under which 600,000 shares of common stock were reserved for issuance.  The Purchase Plan enables eligible employees to subscribe, through payroll deductions, to purchase shares of the Company's common stock at a purchase price equal to 85% of the lower of the fair market value on the commencement date of the offering and the last day of the payroll payment period.  At November 3, 2002, 205,652 shares had been issued and 83,353 shares were subject to outstanding subscriptions under the Purchase Plan.

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

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount

2002:
Foreign currency translation adjustment	$10,514	-	$10,514
Loss on change in fair value of cash flow hedge	(691)	-	(691)
Unrealized holding losses arising during the period	(3,200)	1,118	(2,082)

Other comprehensive income	$ 6,623	$ 1,118	$ 7,741

2001:
Foreign currency translation adjustment	$(10,114)	-	$(10,114)
Loss on change in fair value of cash flow hedge	(431)	-	(431)
Unrealized holding losses arising during the period	(4,803)	2,485	(2,318)

Other comprehensive loss	$(15,348)	$ 2,485	$(12,863)

2000:
Foreign currency translation adjustment	$(10,082)	-	$(10,082)
Unrealized gains on investments:
Unrealized holding gains arising during the period	10,499	(3,318)	7,181
Reclassification adjustment for gains realized in net income	(6,430)	2,025	(4,405)

Net unrealized gains	4,069	(1,293)	2,776

Other comprehensive loss	$ (6,013)	$ (1,293)	$ (7,306)

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

NOTE 21 -  REVISION OF SFAS NO. 123 PRO-FORMA INFORMATION

     Subsequent to the issuance of the Company's fiscal 2002 consolidated financial statements, the Company identified certain stock options issued from fiscal years 2000 - 2002 which were inadvertently not included in the Company's Black-Scholes options pricing model (the "model") utilized for the pro-forma stock compensation disclosure information in Note 10 of the Company's 2002 Annual Report on Form 10-K. These options were, however, properly disclosed as granted. The exclusion of these options in the model had no effect on the Company's previously reported consolidated balance sheets as of November 3, 2002 and October 31, 2001 and the consolidated statements of operations, shareholders' equity and cash flows for the three years ended November 3, 2002, October 31, 2001 and October 31, 2000.  As a result, the pro-forma amounts and earnings (loss) per share effects have been revised in Note 10 from the amounts previously reported.

     The following table summarizes changes in previously reported footnote information:

	Year Ended

	November 3, 2002	October 31, 2001	October 31, 2000

Reported net income (loss)	$(4,857)	$(4,026)	$10,176

Previously reported effect of total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(100)	(400)	(1,400)

Adjustment	(3,972)	(2,819)	(1,301)

	(4,072)	(3,219)	(2,701)

Pro-forma net income (loss), as adjusted	$(8,929)	$(7,245)	$ 7,475

Pro-forma diluted earnings (loss) per share:

As previously reported	$(0.16)	$(0.14)	$0.29

As adjusted	$(0.29)	$(0.24)	$0.25

     In addition, the weighted average fair value of options granted was revised to be $11.46, $9.02 and $12.26 per share in 2002, 2001 and 2000, respectively, rather than $24.16, $18.66 and $23.76 per share in 2002, 2001 and 2000, respectively, as previously stated.

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

PHOTRONICS, INC.
(Registrant)

By	/s/ DANIEL DEL ROSARIO
June 25, 2003
Daniel Del Rosario Chief Executive Officer Director

By	/s/ SEAN T. SMITH
June 25, 2003
Sean T. Smith Vice President Chief Financial Officer

CERTIFICATIONS

I, Daniel Del Rosario:

1.	I have reviewed this annual report on Form 10-K/A of Photronics, Inc.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

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

June 25, 2003	/s/ DANIEL DEL ROSARIO

Daniel Del Rosario Chief Executive Officer

I, Sean T. Smith, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Photronics, Inc.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

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

June 25, 2003	/s/ SEAN T. SMITH

Sean T. Smith Chief Financial Officer

EXHBITS INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation. (1)

3.2	Amendment to Certificate of Incorporation, dated March 16, 1990. (2)

3.3	Amendment to Certificate of Incorporation, dated March 16, 1995. (6)

3.4	Amendment to Certificate of Incorporation, dated November 13, 1997. (9)

3.5	Amendment to Certificate of Incorporation, dated April 15, 2002. (14)

3.6	By-Laws, as amended. (1)

4.1	Form of Stock Certificate. (1)

4.2	Form of Indenture between the Company and The Bank of Nova Scotia Trust Company of New York, as Trustee, relating to the 4.75% Convertible Subordinated Notes due December 15, 2006. (12)

4.3	Registration Rights Agreement, dated December 12, 2001 between the Company, Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner and Smith. (12)

4.4	Form of Indenture between The Chase Manhattan Bank, as Trustee, and the Company relating to the 6% Convertible Subordinated Notes due June 1, 2004. (8)

4.5	Registration Rights Agreement dated April 4, 2002 between the Company and Photo (L) Limited, Mask (L) Limited, Lakeway (L) Limited, and March (L) Limited. (11)

10.1	Credit Agreement dated as of July 12, 2002 among Photronics, Inc., JP Morgan Chase Bank, HSBC Bank USA, The Bank of New York, Fleet National Bank and Citizens Bank of Massachusetts. (13)

10.2	Master Service Agreement dated January 11, 2002 between the Company and RagingWire Telecommunications, Inc. (15)

10.3	Real Estate Agreement dated June 19, 2002 between Constantine Macricostas and the Company. (15)

10.4	Real Estate Agreement dated June 26, 2002 between George Macricostas and Stephen Macricostas and the Company. (15)

10.5	The Company's 1992 Employee Stock Purchase Plan. (3)

10.6	The Company's 1994 Employee Stock Option Plan. (4) +

10.7	The Company's 1996 Stock Option Plan. (7) +

10.8	The Company's 1998 Stock Option Plan. (10) +

10.9	The Company's 2000 Stock Option Plan filed as Appendix A to the Company's Notice of Annual Meeting and Proxy Statement dated April 4, 2000 is incorporated herein by reference. +

10.10	Form of Agreement regarding Life Insurance between the Company and Mr. Macricostas. (5) +

10.11	The Company's 2000 Stock Plan, as amended (14). +

10.12	Consulting Agreement between the Company and Michael J. Yomazzo, dated October 10, 1997. (9)+

10.13	Consulting Agreement between the Company and Constantine S. Macricostas, dated October 10, 1997. (9) +

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

21	List of Subsidiaries. (15)

23.1	Consent of Deloitte & Touche LLP. (15)

23.2	Consent of Deloitte & Touche LLP.*

99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

99.3	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.4	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

+	Represents a management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, File Number 33-11694, which was declared effective by the Commission on March 10, 1987, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company's Registration Statement on Form S-2, File Number 33-34772 which was declared effective by the Commission on June 22, 1990, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company's Registration Statement on Form S-8, File Number 33-47446, which was filed on April 24, 1992, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company's Registration Statement on Form S-8, File Number 33-78102, which was filed on April 22, 1994, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1995, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company's Current Report on Form 8-K, dated March 24, 1995, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company's Registration Statement on Form S-8, File Number 333-02245, which was filed on April 4, 1996, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company's Registration Statement on Form S-8, File Number 333-26009, which was declared effective by the Commission on May 22, 1997, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1997, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company's Registration Statement on Form S-8, File Number 333-50809, which was filed on April 23, 1998, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company's Registration Statement on Form S-3, File Number 333-88122 which was filed on May 13, 2002, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001, and incorporated herein by reference.

(13)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2002, and incorporated herein by reference.

(14)	Filed as an exhibit to the Company's Registration Statement on Form S-8, File Number 333-86846, which was filed on April 24, 2002, and incorporated herein by reference.

(15)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2002, filed by the Company on January 30, 2003, and incorporated herein by reference.

COPIES OF EXHIBITS WILL BE PROVIDED TO SHAREHOLDERS UPON REQUEST.