Form 10-K/A
period 2002-11-03
PHOTRONICS INC
filed 2003-08-14
CIK 810136

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Explanatory Note

     Pursuant to this Form 10-K/A (Amendment No. 2), the Company amends the following items of its Annual Report for the year ended November 3, 2002 on Form 10-K, as previously amended by Form 10-K/A (Amendment No. 1).

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

     The Form 10-K has been amended to include additional disclosure on the purchase of a manufacturing facility and surrounding land from affiliated parties, under the heading "Certain Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The Form 10-K has been amended to include in Item 12 the required table with respect to equity compensation plan information.  Additionally, the total number of shares to be issued upon exercise of outstanding options, warrants and rights for equity compensation plans approved by stockholders included in the "Equity Compensation Plan Information" previously disclosed by the Company in its Proxy Statement dated February 21, 2003 has been corrected.

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

Certain Transactions

     In June 2002, the Company purchased land from an entity controlled by the Chairman of the Board of the Company for approximately $530 thousand. The Company also purchased in June 2002 its Brookfield, Connecticut manufacturing facility (the "purchased manufacturing facility") and the surrounding 1.9 acres of land from an entity controlled by the Chairman's two sons, one of whom is a Board member, for approximately $2.2 million.  The land purchased from the entity controlled by the Chairman is approximately 10 acres and is directly adjacent to the purchased manufacturing facility. The purchase price for both transactions was equal to the appraised value as established by independent appraisals obtained by the Company.

     Previously, in August 2001, the Company announced plans to expand its Brookfield, Connecticut facility.  As disclosed at that time, the Company intended to absorb into its Brookfield facility, the business from two recently closed sites in Palm Bay, Florida and Burbank, California. The planned expansion, however, was deferred until 2002 as a result of the downturn in the semiconductor industry and the Company's inability to obtain various local zoning approvals.

     During 2002, the Company began to address the various zoning issues, some of which were not related to the proposed expansion.  The Company determined that owning the purchased manufacturing facility and the surrounding land would enhance its ability to obtain zoning approval should the Company move forward on the expansion plan and, for that reason, completed the purchases.

     The Company leased the purchased manufacturing facility from the entity controlled by the Chairman's two sons prior to its purchase by the Company. The rent paid to this entity for the fiscal year ended November 3, 2002 was approximately $45 thousand.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The information required by Item 403 of Regulation S-K is set forth in the Definitive Proxy Statement under the caption "OWNERSHIP OF COMMON STOCK BY DIRECTORS, NOMINEES, OFFICERS AND CERTAIN BENEFICIAL OWNERS" and is incorporated herein by reference.

Equity Compensation Plan Information

     The following table sets forth information about shares of Photronics Common Stock that may be issued under the Company's equity compensation plans including compensation plans that were approved by the Company's stockholders as well as compensation plans that were not approved by the Company's stockholders.  Information in the table is as of November 3, 2002.

Number of shares
remaining available for
	Number of shares to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a) )
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders	2,688,735	$20.14	1,869,912 (1)

Equity compensation plans not approved by stockholders	-	-	-

Total	2,688,735	$20.14	1,869,912

(1)  Represents 1,475,564 shares of Photronics Common Stock issuable pursuant to options authorized for future issuance under the Company's various stock option plans and 394,348 shares available under the Company's employee stock purchase plan.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTRONICS, INC.
(Registrant)

By	/s/ DANIEL DEL ROSARIO
August 13, 2003
Daniel Del Rosario Chief Executive Officer Director

By	/s/ SEAN T. SMITH	August 13, 2003

Sean T. Smith Vice President Chief Financial Officer

EXHBITS INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation. (1)

3.2	Amendment to Certificate of Incorporation, dated March 16, 1990. (2)

3.3	Amendment to Certificate of Incorporation, dated March 16, 1995. (6)

3.4	Amendment to Certificate of Incorporation, dated November 13, 1997. (9)

3.5	Amendment to Certificate of Incorporation, dated April 15, 2002. (14)

3.6	By-Laws, as amended. (1)

4.1	Form of Stock Certificate. (1)

4.2	Form of Indenture between the Company and The Bank of Nova Scotia Trust Company of New York, as Trustee, relating to the 4.75% Convertible Subordinated Notes due December 15, 2006. (12)

4.3	Registration Rights Agreement, dated December 12, 2001 between the Company, Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner and Smith. (12)

4.4	Form of Indenture between The Chase Manhattan Bank, as Trustee, and the Company relating to the 6% Convertible Subordinated Notes due June 1, 2004. (8)

4.5	Registration Rights Agreement dated April 4, 2002 between the Company and Photo (L) Limited, Mask (L) Limited, Lakeway (L) Limited, and March (L) Limited. (11)

10.1	Credit Agreement dated as of July 12, 2002 among Photronics, Inc., JP Morgan Chase Bank, HSBC Bank USA, The Bank of New York, Fleet National Bank and Citizens Bank of Massachusetts. (13)

10.2	Master Service Agreement dated January 11, 2002 between the Company and RagingWire Telecommunications, Inc. (15)

10.3	Real Estate Agreement dated June 19, 2002 between Constantine Macricostas and the Company. (15)

10.4	Real Estate Agreement dated June 26, 2002 between George Macricostas and Stephen Macricostas and the Company. (15)

10.5	The Company's 1992 Employee Stock Purchase Plan. (3)

10.6	The Company's 1994 Employee Stock Option Plan. (4) +

10.7	The Company's 1996 Stock Option Plan. (7) +

10.8	The Company's 1998 Stock Option Plan. (10) +

10.9	The Company's 2000 Stock Option Plan filed as Appendix A to the Company's Notice of Annual Meeting and Proxy Statement dated April 4, 2000 is incorporated herein by reference. +

10.10	Form of Agreement regarding Life Insurance between the Company and Mr. Macricostas. (5) +

10.11	The Company's 2000 Stock Plan, as amended (14). +

10.12	Consulting Agreement between the Company and Michael J. Yomazzo, dated October 10, 1997. (9)+

10.13	Consulting Agreement between the Company and Constantine S. Macricostas, dated October 10, 1997. (9) +

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

21	List of Subsidiaries. (15)

23.1	Consent of Deloitte & Touche LLP. (15)

23.2	Consent of Deloitte & Touche LLP. (16)

23.3	Consent of Deloitte & Touche LLP.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

99.3	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (16)

99.4	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (16)

*	Filed herewith.

+	Represents a management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, File Number 33-11694, which was declared effective by the Commission on March 10, 1987, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company's Registration Statement on Form S-2, File Number 33-34772 which was declared effective by the Commission on June 22, 1990, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company's Registration Statement on Form S-8, File Number 33-47446, which was filed on April 24, 1992, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company's Registration Statement on Form S-8, File Number 33-78102, which was filed on April 22, 1994, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1995, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company's Current Report on Form 8-K, dated March 24, 1995, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company's Registration Statement on Form S-8, File Number 333-02245, which was filed on April 4, 1996, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company's Registration Statement on Form S-8, File Number 333-26009, which was declared effective by the Commission on May 22, 1997, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1997, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company's Registration Statement on Form S-8, File Number 333-50809, which was filed on April 23, 1998, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company's Registration Statement on Form S-3, File Number 333-88122 which was filed on May 13, 2002, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001, and incorporated herein by reference.

(13)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2002, and incorporated herein by reference.

(14)	Filed as an exhibit to the Company's Registration Statement on Form S-8, File Number 333-86846, which was filed on April 24, 2002, and incorporated herein by reference.

(15)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2002, filed by the Company on January 30, 2003, and incorporated herein by reference.

(16)	Filed as an exhibit to the Company's Annual Report on Form 10-K/A (Amendment No. 1), filed by the Company on June 26, 2003, and incorporated herein by reference.

COPIES OF EXHIBITS WILL BE PROVIDED TO SHAREHOLDERS UPON REQUEST.