Form 10-Q
period 2003-08-03
PHOTRONICS INC
filed 2003-09-17
CIK 810136

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission file number 0-15451

PHOTRONICS, INC.
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-0854886 (IRS Employer Identification Number)

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
Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 4, 2003
Common Stock, $0.01 par value	32,327,368 Shares

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

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	August 3, 2003	November 3, 2002

	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$194,950	$113,944
Short-term investments	16,425	15,148
Accounts receivable, net	58,767	62,545
Inventories	16,548	19,948
Deferred income taxes and other current assets	37,429	37,475

Total current assets	324,119	249,060

Property, plant and equipment, net	389,311	443,860
Intangible and other assets	138,859	139,522

	$852,289	$832,442

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$ 6,444	$ 10,649
Accounts payable	39,415	57,401
Other accrued liabilities	31,961	38,982

Total current liabilities	77,820	107,032

Long-term debt	379,706	296,785
Deferred income taxes and other liabilities	46,050	44,539
Minority interest	51,504	44,971

Shareholders' equity:
Preferred stock, $0.01 par value,
2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value,
150,000 shares authorized, 32,114 shares issued and outstanding at August 3, 2003 and 32,033 shares issued and outstanding
at November 3, 2002	321	320
Additional paid-in capital	196,554	195,588
Retained earnings	107,078	158,363
Accumulated other comprehensive loss	(6,692)	(14,999)
Deferred compensation on restricted stock	(52)	(157)

Total shareholders' equity	297,209	339,115

	$852,289	$832,442

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended

	August 3, 2003	July 31, 2002	August 3, 2003	July 31, 2002

Net sales	$ 90,454	$ 98,070	$257,396	$296,813

Costs and expenses:

Cost of sales	62,030	69,992	188,597	209,011

Selling, general and administrative	13,625	15,075	42,611	43,629

Research and development	7,322	7,692	22,474	22,276

Consolidation, restructuring and related charges	-	-	42,000	-

Operating income (loss)	7,477	5,311	(38,286)	21,897

Other expenses, net	(2,984)	(4,060)	(9,312)	(11,252)

Income (loss) before income taxes and minority interest	4,493	1,251	(47,598)	10,645

Income tax provision (benefit)	1,576	(900)	(798)	400

Income (loss) before minority interest	2,917	2,151	(46,800)	10,245

Minority interest	(1,645)	(966)	(4,485)	(4,794)

Net income (loss)	$ 1,272	$ 1,185	$ (51,285)	$ 5,451

Earnings (loss) per share:

Basic	$ 0.04	$ 0.04	$(1.60)	$ 0.18

Diluted	$ 0.04	$ 0.04	$(1.60)	$ 0.17

Weighted average number of common shares outstanding:

Basic	32,096	31,895	32,062	31,030

Diluted	32,371	32,237	32,062	31,783

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)

(unaudited)

	Nine Months Ended

	August 3, 2003	July 31, 2002

Cash flows from operating activities:
Net income (loss)	$(51,285)	$ 5,451
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64,127	61,807
Consolidation, restructuring and related charges	42,000	-
Changes in assets and liabilities:
Accounts receivable	4,760	4,655
Inventories	3,792	2,889
Other current assets	662	(4,991)
Accounts payable and other	(22,238)	(198)

Net cash provided by operating activities	41,818	69,613

Cash flows from investing activities:
Deposits on and purchases of property, plant and equipment	(34,745)	(88,416)
Other	(826)	(16,636)

Net cash used in investing activities	(35,571)	(105,052)

Cash flows from financing activities:
Repayments of long-term debt, net	(73,220)	(68,224)
Proceeds from issuance of common stock	661	4,467
Proceeds from issuance of convertible debt, net	145,170	193,237

Net cash provided by financing activities	72,611	129,480

Effect of exchange rate changes on cash flows	2,148	4,973

Net increase in cash and cash equivalents	81,006	99,014
Cash and cash equivalents at beginning of period	113,944	34,684

Cash and cash equivalents at end of period	$194,950	$133,698

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months and Nine Months Ended August 3, 2003 and July 31, 2002
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

NOTE 2 - COMPREHENSIVE INCOME

      The following table summarizes comprehensive income for the three and nine months ended August 3, 2003 and July 31, 2002 (in thousands):

	Three Months Ended		Nine Months Ended

	August 3, 2003	July 31, 2002	August 3, 2003	July 31, 2002

Net income (loss)	$ 1,272	$ 1,185	$(51,285)	$ 5,451

Other comprehensive income:
Unrealized gains (losses) on investments	835	(854)	1,238	(2,036)
Foreign currency translation adjustments	2,587	14,706	7,071	16,549
Net change in cash flow hedges	-	-	-	(690)

	3,422	13,852	8,309	13,823

Total comprehensive income (loss)	$ 4,694	$15,037	$(42,976)	$19,274

NOTE 3 - EARNINGS (LOSS) PER SHARE

      Earnings (loss) per share ("EPS") amounts are calculated in accordance with the provisions of Statement of Financial Standards ("SFAS") No. 128, "Earnings Per Share." Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted.

     A reconciliation of basic and diluted EPS for the three and nine months ended August 3, 2003 and July 31, 2002, respectively, follows (in thousands, except per share amounts):

	Net Income	Average Shares Outstanding	Earnings Per Share

Three Months

2003:
Basic	$ 1,272	32,096	$ 0.04

Effect of potential dilution from exercise of stock options	-	275	-

Diluted	$ 1,272	32,371	$ 0.04

2002:
Basic	$ 1,185	31,895	$ 0.04

Effect of potential dilution from exercise of stock options	-	342	-

Diluted	$ 1,185	32,237	$ 0.04

	Net Income (Loss)	Average Shares Outstanding	Earnings (Loss) Per Share

Nine Months

2003:
Basic and diluted	$(51,285)	32,062	$(1.60)

2002:
Basic	$ 5,451	31,030	$ 0.18

Effect of potential dilution from exercise of stock options	-	753	(0.01)

Diluted	$ 5,451	31,783	$ 0.17

The effect of conversion of the Company's convertible subordinated notes and exercise of certain stock options was anti-dilutive for the three and nine months ended August 3, 2003 and July 31, 2002.  If the assumed conversion of convertible subordinated notes and exercise of certain stock options had been dilutive, the incremental average shares outstanding would have been 17,031 and 13,149 for the three and nine months ended August 3, 2003, respectively; and 10,475 and 8,676 for the three and nine months ended July 31, 2002, respectively.

NOTE 4 - LONG-TERM DEBT

     On April 15, 2003, the Company sold $150.0 million, 2.25% convertible subordinated notes due 2008 in a private offering pursuant to SEC Rule 144A. Those notes are convertible into the Company's common stock at a conversion price of $15.89 per share. Net proceeds from the issuance amounted to approximately $145.2 million. On June 2, 2003, a portion of the net proceeds was used to redeem the $62.1 million of the Company's outstanding 6% convertible subordinated notes due 2004. Pursuant to the terms of the related indenture, the 6% convertible subordinated notes were redeemed at 100.8571% of the principal amount plus accrued interest of $1.9 million for an aggregate redemption price of $64.5 million, including a premium of $0.5 million. An early extinguishment charge of $0.9 million was incurred on the redemption of the 6% convertible subordinated notes.  This charge included the aforementioned $0.5 million premium and $0.4 million of unamortized deferred financing costs which were expensed at the time of redemption.

     The Company's $100 million revolving credit facility, which expires in July 2005, was amended April 9, 2003 to relax certain financial covenants and definitions as a result of the Company's March 2003 consolidation plan and April 2003 issuance of $150.0 million convertible subordinated notes.

NOTE 5 - CONSOLIDATION, RESTRUCTURING AND RELATED CHARGES

     In March 2003, the Company initiated a plan to further consolidate its North American manufacturing network in order to increase capacity utilization and manufacturing efficiencies.  Total consolidation and related charges of $42.0 million were recorded during the second quarter of fiscal 2003. Of the total charge, $34.2 million was non-cash.  Components of the charge include $3.4 million for workforce reductions, $4.4 million for facility lease payments, and $34.2 million of non-cash charges for the impairment of the carrying value of fixed assets.

     In August 2002, the Company initiated a consolidation plan that included the ceasing of photomask manufacturing at its Milpitas, California site and a reduction of its workforce in the United States. The total charge associated with this plan was $14.5 million, which included $2.5 million for workforce reduction, $1.5 million for facility lease payments, and $10.5 million of non-cash charges for the impairment of the carrying value of fixed assets.

     In April 2001, as part of the Company's final phase of its merger with Align-Rite, the Company initiated a consolidation plan to consolidate its global photomask manufacturing network. The total charge of $38.1 million consisted of non-cash charges of $29.6 million for the impairment of fixed assets and intangible assets, $4.0 million for severance and benefits and $4.5 million for facility closing costs and lease payments.

     For these previously announced actions, the Company's restructuring expenditures were $2.1 million and $39.9 million for the three and nine months ended August 3, 2003, respectively. These charges relate to the impairment in carrying value of fixed assets, severance and benefits for terminated employees, and non-cancelable facility lease payments. From April 2001 through August 3, 2003, the Company had expended, including non-cash charges, $86.5 million.

     The following table sets forth the Company's restructuring reserves as of August 3, 2003 and reflects the activity affecting the reserve for the three and nine months ended August 3, 2003 (in thousands):

	Three Months Ended
	August 3, 2003

	May 4,			August 3,
	2003			2003
	Balance	Charges	Credits	Balance

Manufacturing capacity reduction and other	$ 7,152	-	$ (716)	$ 6,436

Workforce reductions	3,017	-	(1,405)	1,612

Total	$10,169	-	$(2,121)	$ 8,048

	Nine Months Ended
	August 3, 2003

	November 3,			August 3,
	2002			2003
	Balance	Charges	Credits	Balance

Manufacturing capacity reduction and other	$ 4,268	$38,575	$(36,407)	$ 6,436

Workforce reductions	1,691	3,425	(3,504)	1,612

Total	$ 5,959	$42,000	$(39,911)	$ 8,048

     The Company anticipates that substantially all of the $1.6 million relating to workforce reductions will be paid by the end of fiscal year 2003. Non-cancelable lease obligations and other of $6.4 million will be paid over the respective lease terms through 2009.

     For the three and nine months ended July 31, 2002, the Company expended $0.3 million and $2.9 million respectively, for severance and benefits for terminated employees and non-cancelable facility lease and other payments. From the date these plans were initiated until July 31, 2002, the Company had expended $33.4 million.

     The following table sets forth the Company's restructuring reserves as of July 31, 2002 and reflects the activity affecting the reserve for the three and nine months ended July 31, 2002 (in thousands):

	Three Months Ended
	July 31, 2002

	April 30,			July 31,
	2002			2002
	Balance	Charges	Credits	Balance

Manufacturing capacity reduction and other	$ 3,167	-	$ (253)	$ 2,914

Workforce reductions	1,831	-	(96)	1,735

Total	$ 4,998	-	$ (349)	$ 4,649

	Nine Months Ended
	July 31, 2002

	October 31,			July 31,
	2001			2002
	Balance	Charges	Credits	Balance

Manufacturing capacity reduction and other	$ 4,990	-	$(2,076)	$ 2,914

Workforce reductions	2,567	-	(832)	1,735

Total	$ 7,557	-	$(2,908)	$ 4,649

     Effective November 4, 2002, the Company adopted SFAS No.'s 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and 146 "Accounting for Costs Associated with Exit or Disposal Activities."  The March 2003 restructuring was accounted for in accordance with SFAS No. 146.  The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated condensed financial statements for the three or nine months ended August 3, 2003.

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

     The Company has several stock option plans under which incentive and non-qualified stock options may be granted. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees,"and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended

	August 3,	July 31,	August 3,	July 31,
	2003	2002	2003	2002

Reported net income (loss)	$ 1,272	$ 1,185	$(51,285)	$ 5,451

Effect of total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,060)	(1,104)	(3,672)	(2,988)

Pro forma net income (loss)	$ 212	$ 81	$(54,957)	$ 2,463

Earnings (loss) per share:

As reported:
Basic	$ 0.04	$ 0.04	$(1.60)	$ 0.18
Diluted	$ 0.04	$ 0.04	$(1.60)	$ 0.17

Pro-forma:
Basic	$ 0.01	$ 0.00	$(1.71)	$ 0.08
Diluted	$ 0.01	$ 0.00	$(1.71)	$ 0.08

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires than an issuer classify financial instruments that are within its scope as a liability.  Many of those instruments were classified as equity under previous guidance.  Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  Management has evaluated the provisions of this statement, and does not believe that it will have an impact on the Company's consolidated financial statements.

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

Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations

Overview

      In 2001, the Company completed the acquisition of a majority equity interest (approximately 51%) in PKL LTD. ("PKL"), a leading Korean photomask supplier, for $56 million. In April 2002, the Company acquired an additional 28% of PKL in exchange for 1,212,218 shares of Photronics common stock. In the nine month period ended August 3, 2003, PKL stock options were exercised, which changed the Company's total majority equity interest to approximately 78%. The acquisition was accounted for as a purchase and, accordingly, goodwill in the aggregate of $69.4 million was recorded. The operating results of PKL have been included in the Company's consolidated statements of operations since August 27, 2001.

     In August 2002, the Company implemented a plan to reduce its operating cost structure by reducing its workforce in the United States by approximately 135 employees and by ceasing the manufacture of photomasks at its Milpitas, California facility. Total consolidation and related charges of $14.5 million were recorded in the fourth quarter of fiscal 2002. The total charge consisted of $10.5 million of non-cash charges for the impairment in carrying value of fixed assets, $2.5 million of cash charges for severance and benefits for terminated employees that will be paid during their entitlement periods and $1.5 million of cash charges for facilities closing costs as well as lease termination costs.

In March 2003, the Company initiated a plan to further consolidate its North American manufacturing network in order to increase capacity utilization and manufacturing efficiencies.  Total consolidation and related charges of $42.0 million were recorded during the second fiscal quarter. Of the total charge, $34.2 million was non-cash.  Components of the charge include $3.4 million for workforce reductions, $4.4 million for facility lease payments, and $34.2 million of non-cash charges for the impairment of the carrying value of fixed assets.

     The Company's growth in recent years has been affected by the rapid technological changes taking place in the semiconductor industry resulting in a greater mix of high-end photomask requirements for more complex integrated circuit designs. During the latter half of 2001 and continuing through fiscal 2003, the Company has been impacted by the downturn in the semiconductor industry, which resulted in decreased demand and increased competitive pricing pressures. Although demand increased modestly in the third quarter of fiscal 2003, the Company cannot predict the duration of this downturn or its impact on its future operating results.

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

Material Changes in Results of Operations

Three and Nine Months ended August 3, 2003 versus July 31, 2002

The following table represents selected operating information expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended

	August 3, 2003	July 31, 2002	August 3, 2003	July 31, 2002

Net sales	100%	100%	100%	100%

Cost of sales	68.6	71.4	73.3	70.4

Gross margin	31.4	28.6	26.7	29.6

Selling, general and administrative expenses	15.0	15.4	16.6	14.7

Research and development expenses	8.1	7.8	8.7	7.5

Consolidation, restructuring and related charges	-	-	16.3	-

Operating income (loss)	8.3%	5.4%	(14.9)%	7.4%

     Net sales for the three months ended August 3, 2003 decreased 7.8% to $90.5 million as compared to $98.1 million for the three months ended July 31, 2002. Net sales for the nine months ended August 3, 2003 decreased 13.3% to $257.4 million as compared to $296.8 million for the nine months ended July 31, 2002. The decrease in sales was attributable to a slow-down in new design releases, due in part, to decreased end user demand, both consumer and corporate, for devices utilizing semiconductors and continued increased competitive pricing pressures for mature products as compared to the prior year periods. Net sales for the nine months ended August 3, 2003 were also negatively impacted by reduced design releases as a result of increased fab closures during the North American, European and Asian holiday periods. For the three and nine months ended August 3, 2003, by geographic area, net sales in Asia increased $3.9 million and $12.9 million to $38.8 million and $106.8 million, respectively; North American sales decreased $8.3 million and $49.9 million, to $36.8 million and $105.6 million, respectively; and European sales decreased $3.2 million to $14.9 million for the three months and decreased $2.4 million to $45.0 million for the nine months ended August 3, 2003.

     The gross margin for the three months ended August 3, 2003 increased to 31.4% as compared to 28.6% for the three months ended July 31, 2002.  The increase is attributable to improved fixed equipment asset utilization and reduced operating costs associated with the consolidation of the Company's North American manufacturing network.  Additionally, the Company benefited from increased high-end demand which generally have higher average selling prices, principally from Asia.  For the nine months ended August 3, 2003, gross margin decreased to 26.7% as compared to 29.6% for the nine months ended July 31, 2002.  This decrease was primarily associated with the decreased utilization of the Company's expanded fixed equipment cost base, due in part, to decreased demand associated with fewer designs released into production, increased wafer fab closures during the holiday periods in 2003 and competitive pricing pressures for mature product technologies.

     Selling, general and administrative expenses decreased 9.6% to $13.6 million for the three months ended August 3, 2003, compared with $15.1 million for the same period in the prior fiscal year.  The decrease was primarily related to reduced salaries and wages associated with the North American consolidation plans.  Selling, general and administrative expense for the nine months ended August 3, 2003 were $42.6 million, down 2.3% from $43.6 million for the corresponding prior year period.  As a percentage of net sales, selling, general and administrative expenses decreased to 15.0% for the three months ended August 3, 2003, but increased to 16.6% for the nine months ended August 3, 2003.  This compares to 15.4% and 14.7% for the same periods in the prior fiscal year.

     Research and development expenses for the three months ended August 3, 2003 decreased 4.8% to $7.3 million as compared to $7.7 million for the three months ended July 31, 2002.  The decrease was primarily related to reduced salaries and wages.  For the nine months ended August 3, 2003, research and development expenses were $22.5 million as compared to $22.3 million for the nine months ended July 31, 2003. As a percent to net sales, research and development increased to 8.1% and 8.7% for the three and nine months ended August 3, 2003, respectively, compared with 7.8% and 7.5% for the same periods in the prior fiscal year.  Research and development expenses primarily consist of the global development efforts of high-end process technologies for advanced, sub wavelength reticle solutions in Next Generation Lithography applications, which include the Company's five installed nano-technology line tool sets.

     Consolidation, restructuring and related charges of $42.0 million incurred in the nine month period ended August 3, 2003 represent the costs of the Company's consolidation of its North American manufacturing network in order to increase capacity utilization and manufacturing efficiencies.  Components of this charge include workforce reductions, facility lease payments and impairment in the carrying value of fixed assets.

     Net other expenses of $3.0 million and $9.3 million for the three and nine months ended August 3, 2003, respectively, decreased $1.1 million and $2.0 million, respectively.  Included in net other expense for the three and nine months ended August 3, 2003 is an early extinguishment charge of $0.9 million incurred on the redemption of $62.1 million, 6% convertible subordinated notes.   The decreases for the three and nine month periods resulted from reduced interest expense associated with lower effective borrowing rates and increased interest income associated with increased cash balances.  Net other expense is primarily comprised of interest expense, interest income and foreign currency gains or losses.

     For the three and nine months ended August 3, 2003, the Company recorded an income tax provision of $1.6 million and an income tax benefit of $0.8 million, respectively.  This compares to an income tax benefit of $0.9 million and an income tax provision of $0.4 million for the three and nine months ended July 31, 2002.  The Company's effective tax benefit rate for the three and nine months ended August 3, 2002 was lower than the United States statutory rate of 35% due to reduced tax rates in certain Asian jurisdictions and valuation allowances for certain deferred tax assets generated by net operating loss carryforwards.

     Minority interest for the three and nine months ended August 3, 2003 was $1.6 million and $4.5 million, respectively, as compared to $1.0 million and $4.8 million for the three and nine months ended July 31, 2002, respectively, and reflects the minority interest in earnings of the Company's subsidiaries in Taiwan and Korea.  The increase in minority interest charges for the three months ended August 3, 2003 compared to the same period in the prior year was due to increased net income generated by these subsidiaries.  The decrease in minority interest charges for the nine months ended August 3, 2003 compared to the same period in the prior year was due to the Company's ownership interest in PKL increasing to 78% in April 2002, which decreased the minority interest charge.

     Net income for the quarter ended August 3, 2003 was $1.3 million or $0.04 per basic and diluted share.  For the nine months ended August 3, 2003, the net loss was $51.3 million or $1.60 per basic and diluted share.  This compares to net income of $1.2 million or $0.04 per basic and diluted share for the three months ended July 31, 2002.  For the nine months ended July 31, 2002, the net income was $5.5 million or $0.17 per diluted share.

Liquidity and Capital Resources

     On April 15, 2003, the Company sold $150.0 million of its 2.25% convertible subordinated notes due 2008 in a private offering pursuant to SEC Rule 144A. Those notes are convertible into the Company's common stock at a conversion price of $15.89 per share. Net proceeds from the issuance amounted to approximately $145.2 million. On June 2, 2003, a portion of the net proceeds were used to redeem all $62.1 million of the Company's outstanding 6% convertible subordinated notes due 2004. Pursuant to the terms of the related indenture, the 6% convertible subordinated notes were redeemed at 100.8571% of the principal amount plus accrued interest of $1.9 million for an aggregate redemption price of $64.5 million.

     The Company's working capital at August 3, 2003 was $246.3 million compared with $142.0 million at November 3, 2002. Cash, cash equivalents and short-term investments at August 3, 2003 were $211.4 million compared to $129.1 million at November 3, 2002 as a result of the sale of $150.0 million convertible subordinated notes in April 2003. Cash provided by operating activities was $41.8 million for the nine months ended August 3, 2003, as compared to $69.6 million for the nine months ended July 31, 2002, primarily due to the net loss incurred, increased depreciation and amortization, and the timing of progress payments to vendors, primarily for equipment which was accrued for at November 3, 2002.  Cash used in investing activities of $35.6 million for the nine months ended August 3, 2003 was primarily comprised of capital expenditures. The Company expects capital expenditures for fiscal 2003 to be approximately $60.0 million. Cash provided by financing activities was $72.6 million for the nine months ended August 3, 2003 primarily due to the net proceeds from the issuance of convertible debt of $145.2 million, partially offset by the Company's repayment of long-term debt, including the Company's redemption of the remaining $62.1 million 6% subordinated convertible notes due 2004.

     The Company's $100 million revolving credit facility which expires July 2005, was amended April 9, 2003 to relax certain financial covenants and definitions as a result of the Company's March 2003 consolidation plan and April 2003 issuance of $150.0 million convertible subordinated notes.

     The Company's commitments represent investments in additional manufacturing capacity as well as advanced equipment for the production of high-end photomasks. As of August 3, 2003, Photronics had commitments outstanding for capital expenditures of approximately $20 million. Additional commitments for capital expenditures are expected to be incurred during the remainder of fiscal 2003. The Company will continue to use its working capital to finance its capital expenditures. Photronics believes that its currently available resources, together with its capacity for growth and its access to other debt and equity financing sources, are sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the foreseeable future.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

     The following table quantifies the Company's future contractual obligations as of August 3, 2003 (in millions):

Contractual Obligations

	Payments Due in Fiscal

	Total	2003	2004 & 2005	2006 & 2007	Thereafter

Long-term debt	$386.2	$ 2.2	$20.1	$213.9	$150.0

Operating leases	7.5	1.0	3.6	2.0	0.9

Unconditional purchase obligations	37.7	20.2	15.6	1.9	-

Total	$431.4	$23.4	$39.3	$217.8	$150.9

Application of Critical Accounting Policies

     The Company's condensed consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment areas in the application of its accounting policies that affect its financial condition and results of operations.

     Estimates and Assumptions

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in them. Actual results may differ from such estimates.

     Derivative Investments and Hedging Activities

     The Company records derivatives on the condensed consolidated balance sheets as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are reported in the condensed consolidated statements of operations or as accumulated other comprehensive income (loss), a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge.  The Company uses judgment in assessing the fair value of derivatives and related financial instruments including assumptions utilized in derivative fair value models in such areas as projected interest rates and changes in the Company's stock price during the contract term.

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

     For financial reporting purposes, depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 15 to 40 years, machinery and equipment over 3 to 10 years and furniture, fixtures and office equipment over 3 to 5 years. Leasehold improvements are amortized over the life of the lease or the estimated useful life of the improvement, whichever is less. The Company periodically reviews property, plant, and equipment for any potential impairment in carrying values.  Judgment and assumptions are used in establishing estimated useful lives and depreciation periods.

     Income Taxes

     The provision for income taxes is computed on the basis of condensed consolidated financial statement income or loss. Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. In the event the Company determines that future taxable income is not expected to be sufficient, the Company uses judgment and assumptions to determine if a valuation allowance for deferred income tax assets is required.

     Revenue Recognition

     The Company recognizes revenue upon shipment of goods to customers. The Company makes estimates and assumptions and uses judgment relating to discounts and estimates for product return and warranties, which are accrued and recognized at the time of sale.

     Discounts  - Sales discounts are negotiated with customers prior to billing and at the time of billing, sales invoices are prepared net of negotiated sales discounts.

      Product Returns  - Customer returns have historically been insignificant.  However, the Company does record a liability for the insignificant amount of estimated sales returns based upon historical experience.

      Warranties and Other Post Shipment Obligations  - For a 30-day period, the Company warrants that items sold will conform to customer specification.  However, the Company's liability is limited to repair or replacement of the photomasks at its sole option.  The Company inspects photomasks for conformity to customer specifications prior to shipment. Accordingly, customer returns of items under warranty have historically been insignificant.  However, the Company records a liability for the insignificant amount of estimated warranty returns based on historical experience. The Company's specific return policies include accepting returns for products with defects, or products that have not been produced to precise customer specifications.  At the time of shipment, a liability is established for these items.

     Customer Acceptance  - As title and risk of loss pass upon delivery to common carriers or hand delivery to the customer, customer acceptance occurs concurrently with delivery.

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

     Effective November 4, 2002, the Company adopted SFAS No's. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and 146, "Accounting for Costs Associated with Exit or Disposal Activities," and effective February 3, 2003 adopted SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123."  The March 2003 restructuring was accounted for in accordance with SFAS No. 146. The adoption of SFAS No. 144 and No. 148 did not have a material impact on the Company's condensed consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This statement is effective for contracts entered into or modified after June 30, 2003.  Management has evaluated the provisions of this statement, and does not believe it has a significant impact on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires than an issuer classify financial instruments that are within its scope as a liability.  Many of those instruments were classified as equity under previous guidance.  Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  Management has evaluated the provisions of this statement, and does not believe it has an impact on the Company's consolidated financial statements.

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

     In the fourth quarter of fiscal year 2002, the Company entered into an interest rate swap contract (the "Contract"), which effectively converted $100 million of its 4.75% fixed rate convertible notes to a variable rate. Contract payments are made on a LIBOR based variable rate (2.41% at August 3, 2003) and are received at the 4.75% fixed rate. The Contract is used to adjust the proportion of total debt that is subject to fixed interest rates. This Contract is considered to be a hedge against changes in the fair value of the Company's fixed rate debt obligation. Accordingly, the Contract has been reflected at fair value in the Company's consolidated balance sheets and the related portion of fixed rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged. In addition, changes during any accounting period in the fair value of the Contract, as well as offsetting changes in the adjusted carrying value of the related portion of fixed rate debt being hedged, are recognized as adjustments to interest expense in the Company's consolidated statements of operations. The net effect of this accounting on the Company's operations results is that the interest expense portion of fixed rate debt being hedged is generally recorded based on variable rates.

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

Interest Rate Risk

     The majority of the Company's borrowings are in the form of its convertible subordinated notes, which bear interest at fixed rates ranging from 2.25% to 4.75% and certain foreign secured and unsecured notes payable, which bear interest at rates between approximately 1.1% and 6.7%. In addition, the interest rate swap contract discussed above subjects the Company to market risk as interest rates fluctuate and impact the interest payments due on the $100 million notional amount of the contract. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2003 although there can be no assurances that interest rates will not change significantly. The Company does not believe that a 10% change in interest rates would have a material effect on its consolidated financial position, results of operations or cash flows.

Item 4 - Controls and Procedures

     The Company's principal executive and its principal financial officer, after an evaluation as of August 3, 2003 have concluded that, as of such date, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.  "Disclosure controls and procedures" are defined in Exchange Act Rule 13a-15.

PART II.  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		Exhibit Number	Description

		31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

		31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

		32.1	Section 1350 Certification of the Chief Executive Officer.

		32.2	Section 1350 Certification of the Chief Financial Officer.

	(b)	Report on Form 8-K

		(i)	Form 8-K dated August 20, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ SEAN T. SMITH

Sean T. Smith
Vice President
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date:  September 15, 2003