Form 10-Q/A
period 2003-08-03
PHOTRONICS INC
filed 2003-10-27
CIK 810136

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

     Pursuant to this Form 10-Q/A, the Company amends the following items of its quarterly report on Form 10-Q for the quarterly period ended August 3, 2003:

     The Form 10-Q has been amended to conform the disclosure in Item 4 of Part I with respect to the Company's      disclosure controls and procedures, with the SEC's amended requirements in Item 307 of Regulation S-K.

     The Form 10-Q has also been amended to include in Item 6 of Part II the Rule 13a-14(a)/15d-14(a) certifications and      the Section 1350 certifications filed as exhibits to this Form 10-Q/A.

PART I.  FINANCIAL INFORMATION

Item 4.  Controls and Procedures

     The Company's chief executive officer and chief financial officer have concluded that, as of the end of the third fiscal quarter of 2003, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended.

PART II.  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		Exhibit Number	Description

		31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer dated September 15, 2003.

		31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer dated September 15, 2003.

		31.3	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer dated October 27, 2003.

		31.4	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer dated October 27, 2003.

		32.1	Section 1350 Certification of the Chief Executive Officer dated September 15, 2003.

		32.2	Section 1350 Certification of the Chief Financial Officer dated September 15, 2003.

		32.3	Section 1350 Certification of the Chief Executive Officer dated October 27, 2003.

		32.4	Section 1350 Certification of the Chief Financial Officer dated October 27, 2003.

	(b)	Report on Form 8-K

		(i)	Form 8-K dated August 20, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ SEAN T. SMITH

Sean T. Smith
Vice President
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date:  October 27, 2003