Form 10-K
period 2003-11-02
PHOTRONICS INC
filed 2004-01-28
CIK 810136

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 2, 2003
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
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No ☐

As of May 2, 2003, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant common stock held by non-affiliates was approximately  $378,364,441 (based upon the closing price of $13.00 per share as reported by the Nasdaq National Market on that date.)

As of December 31, 2003, 32,509,936 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2004
Annual Meeting of Shareholders	Incorporated into Part III
to be held on March 24, 2004	of this Form 10-K

Forward Looking Information

     Certain statements in this report are considered "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. In particular, any statement contained in this annual report on Form 10-K, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, expectations with respect to future sales, financial performance, operating efficiencies and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. These factors may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward looking statements include, but are not limited to, overall economic and business conditions; the demand and receipt of orders for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; changes in federal, state and foreign tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); the Company's ability to place new equipment in service on a timely basis; interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; economic and political conditions in international markets; the ability to obtain additional financings; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions and productivity programs; the timing, impact and other uncertainties of future acquisitions; the seasonal and cyclical nature of the semiconductor industry; the availability of capital; management changes; damage or destruction to the Company's facilities by natural disasters, labor strikes, political unrest or terrorist activity; the ability to fully utilize its tools; the ability of the Company to receive desired yields, pricing, product mix, and market acceptance of its products; and changes in technology. Any forward looking statements should be considered in light of these factors.

PART I

ITEM 1.  BUSINESS

General

     Photronics, Inc. is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and are used as masters to transfer circuit patterns onto semiconductor wafers during the fabrication of integrated circuits and, to a lesser extent, other types of electrical components. The Company operates principally from nine manufacturing facilities, three of which are located in the United States, three in Europe and one each in Korea, Singapore and Taiwan.

     Photronics, Inc. is a Connecticut corporation, organized in 1969. Its principal executive offices are located at 15 Secor Road, Brookfield, Connecticut 06804, telephone (203) 775-9000. Photronics, Inc. and its subsidiaries are collectively referred to herein as the "Company." The Company's website is located at http://www.photronics.com. The Company makes available, free of charge through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed or furnished to the Securities and Exchange Commission. The information contained or incorporated in the Company's website is not part of these documents.

Fiscal 2003 Developments

     In March 2003, the Company implemented a plan to consolidate its North American manufacturing network in order to increase capacity utilization and manufacturing efficiencies. Total consolidation and related charges of $42.0 million were recorded during the second quarter of fiscal 2003. Components of the charge include $3.4 million for workforce reductions, $4.4 million for facility lease payments, and $34.2 million of non-cash charges for the impairment in carrying value of fixed assets. Through November 2, 2003, cash charges of $2.7 million had been expended.

     On April 15, 2003, the Company sold $150.0 million, 2.25% convertible subordinated notes due 2008 in a private offering pursuant to Rule 144A under the Securities Act of 1933. These notes were subsequently registered for resale pursuant to a registration statement on Form S-3. Those notes are convertible into the Company's common stock at a conversion price of $15.89 per share. Net proceeds from the issuance amounted to approximately $145.2 million. On June 2, 2003, a portion of the net proceeds was used to redeem all $62.1 million of the Company's outstanding 6% convertible subordinated notes due 2004. Pursuant to the terms of the related indenture, the 6% convertible subordinated notes were redeemed at 100.8571% of the principal amount plus accrued interest of $1.9 million for an aggregate redemption price of $64.5 million, including a premium of $0.5 million. An early extinguishment charge of $0.9 million was incurred on the redemption of the 6% convertible subordinated notes.

     The Company's $100 million revolving credit facility, which expires in July 2005, was amended on April 9, 2003 to relax certain financial covenants as a result of the Company's March 2003 consolidation plan and April 2003 issuance of $150.0 million convertible subordinated notes.

Manufacturing Technology

     The Company manufactures photomasks, which are used as masters to transfer circuit patterns onto semiconductor wafers. The Company's photomasks are manufactured in accordance with circuit designs provided on a confidential basis by its customers. The typical manufacturing process for a photomask involves the receipt and conversion of circuit design data to manufacturing pattern data. A lithography system then exposes the circuit pattern onto the photomask blank. The exposed areas are dissolved and etched to produce that pattern on the photomask. The photomask is inspected for defects and conformity to the customer design data, any defects are repaired, any required pellicles (protective membranes) are applied and, after final inspection, the photomask is shipped to the customer.

     The Company currently supports customers across the full spectrum of integrated circuit production technologies by manufacturing photomasks using electron beam or laser-based technologies and, to a significantly lesser degree, optical-based technologies. Electron beam and laser-based systems are the predominant technologies used for photomask manufacturing. These technologies are capable of producing the finer line resolution, tighter overlay and larger die size for the larger and more complex circuits currently being designed. Electron beam and laser generated photomasks can be used with the most advanced processing techniques to produce the most advanced semiconductor devices intended for use in an array of products. These include devices used for microprocessors, memory, telecommunications and related applications. The Company currently owns a number of electron beam and laser-based systems. The production of photomasks by the optical method is less expensive and precise. The optical method traditionally is used to manufacture less complex and lower priced photomasks.

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

     Quality control is an integral part of the photomask manufacturing process. Photomasks are manufactured in temperature, humidity and particulate controlled clean rooms because of the high level of precision, quality and yields required. Each photomask is inspected several times during the manufacturing process to ensure compliance with customer specifications. The Company continues to make substantial investments in equipment to inspect and repair photomasks and to ensure that customer specifications are met. After inspection and any necessary repair, the Company utilizes proprietary processes to clean the photomasks prior to shipment.

     The vast majority of photomasks produced for the semiconductor industry employ geometries of 130 nanometer or larger. At these geometries, the Company can produce full lines of photomasks and there is no significant technology employed by the Company's competitors that is not available to the Company. Very recently, a limited amount of semiconductor fabrication has begun in the 90 nanometer range. The Company is currently capable of producing a broad range of photomasks at these smaller geometries. However, as is typical of industries in the midst of technological change, some of the Company's competitors may be able to achieve higher manufacturing yields than the Company when producing these smaller geometry photomasks, in part because these competitors may have completed more cycles of learning than the Company in this area and in part because of the Company's need to replicate production of these complex photomasks at its many locations world-wide. The Company believes that these cases are few and are not material to its business.

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

     The Company supports international customers through both its domestic and foreign facilities. The Company considers its presence in international markets important to attracting new customers, providing global solutions to its existing customers and serving customers that utilize manufacturing foundries outside of the United States, principally in Asia. For a statement of the amount of net sales, operating income or loss, and identifiable assets attributable to each of the Company's geographic areas of operations, see Note 15 to the consolidated financial statements.

Customers

     The Company primarily sells its products to leading semiconductor manufacturers. The Company's largest customers during fiscal 2003 include the following:

Agere Systems Inc.	Polarfab LLC
Atmel Corp.	Samsung Electronics Co., Ltd.
Chartered Semiconductor Manufacturing, Ltd.	Seagate Technology, Inc.
Hynix Semiconductor	Silicon Integrated System Corp.
Intersil Corporation	Skyworks Solutions, Inc.
Jazz Semiconductor, Inc.	ST Microelectronics, Inc.
Macronix International Co., Ltd.	Systems on Silicon Mfg. Co., Pte Ltd.
Motorola Inc.	Texas Instruments Incorporated
National Semiconductor Corporation	United Microelectronics Corp.
Philips Semiconductor Manuf., Inc.	Winbond Electronics Corp.

     During fiscal year 2003, the Company sold its products and services to approximately 600 customers. Samsung Electronics Co., Ltd. accounted for approximately 16% and 10% of the Company's net sales in fiscal 2003 and 2002, respectively. The Company's five largest customers, in the aggregate, accounted for approximately 36% of net sales in fiscal 2003 and 2002. A significant decrease in the amount of sales to any of these customers could have a material adverse effect on the financial performance and business prospects of the Company.

Research and Development

     The Company conducts ongoing research and development activities in four of its advanced manufacturing locations covering all major regions represented by the Company's customer base, intended to maintain the Company's leadership in technology and manufacturing efficiency. Since fiscal 1994, the Company has increased its investment in research and development activities and current efforts include deep ultraviolet, phase-shift and optical proximity correction photomasks for advanced semiconductor manufacturing as well as masks for emerging technologies including masks for Immersion Lithography, Fiber Bragg Gratings, MEMS and nanotechnology. Phase-shift and optical proximity correction photomasks use advanced materials, designs and lithography techniques for enhanced resolution of images on a semiconductor wafer. The Company also conducts research and development activities in modeling and simulation necessary for effective integration of the most advanced mask-based optical lithography solutions. Currently these activities are focused on 90 nanometer and 65 nanometer node lithography, but the Company believes these core competencies will continue to be a critical part of semiconductor manufacturing as optical lithography continues to scale device capabilities below 65 nanometer. The Company has incurred expenses of $30.0 million, $30.2 million and $24.9 million for research and development in fiscal 2003, 2002 and 2001, respectively. The Company believes that it owns or controls valuable proprietary information necessary for its business as presently conducted. Recently, the Company has either applied for or been granted patents pertaining to its business segment. The Company believes that its intellectual property is and will continue to be important to the Company's technical leadership in the field of photomasks.

Patents

     The Company owns or has rights to 13 patents in the United States. The general subject matter of these patents relates to the manufacture of photomasks themselves and the use of photomasks to manufacture other products. The expiration dates of these patents range from 2011 to 2022. While the Company believes that its intellectual property is and will continue to be important to the Company's technical leadership in the field of photomasks, the Company's operations are not dependent on any one individual patent. The Company protects its intellectual property rights regarding products and manufacturing processes through patents and trade secrets and the Company also relies on non-disclosure agreements with employees and vendors to protect its proprietary processes.

Materials and Supplies

     Raw materials used by the Company generally include high precision quartz plates, which are used as photomask blanks, primarily obtained from Japanese suppliers including Hoya Corporation, or Hoya, and Ulcoat USA, Incorporated, or Ulcoat; pellicles, which are protective transparent cellulose membranes; electronic grade chemicals, which are used in the manufacturing process; and compacts, which are durable plastic containers in which photomasks are shipped. These materials are generally sourced from a limited number of suppliers and the Company is not dependent on any one supplier for its raw materials. The Company believes that its utilization of a select group of strategic suppliers enables it to access the most advanced material technologically available.

     The Company has established purchasing arrangements with Hoya and Ulcoat, and the Company expects that it will purchase substantially all of its photomask blanks from these suppliers as long as their price, quality, delivery and service are competitive. On an ongoing basis, the Company continues to consider additional supplier sources.

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

Backlog

     The first several levels of a set of photomasks for a circuit pattern at times are required to be shipped within 24 hours of receiving a customer's design. Because of the short period between order and shipment dates (typically from one day to two weeks) for a significant amount of the Company's sales, the dollar amount of current backlog is not considered to be a reliable indication of future sales volume.

International Operations

      International sales, which exclude export sales, were approximately 59%, 50% and 36% of the Company's sales in fiscal 2003, 2002 and 2001, respectively. The Company believes that maintaining significant international operations requires it to have, among other things, a local presence in the markets in which it operates. This requires a significant investment in financial, management, operational and other resources.

     Operations outside the United States are subject to inherent risks, including fluctuations in exchange rates, political and economic conditions in various countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer accounts receivable payment cycles and potentially adverse tax consequences. These factors may have a material adverse effect on the Company's ability to generate sales outside the United States and, consequently, on its business and results of operations.

Competition

     The photomask industry is highly competitive and most of the Company's customers utilize more than one photomask supplier. The Company's ability to compete depends primarily upon the consistency of product quality and timeliness of delivery, as well as pricing, technical capability and service. The Company also believes that proximity to customers is an important factor in certain markets. Certain competitors have substantially greater financial, technical, sales, marketing and other resources than the Company. The Company believes that consistency of product quality and timeliness of delivery are the principal factors considered by customers in selecting their photomask suppliers. The Company's inability to meet these requirements could adversely affect its sales. The Company believes that it is able to compete effectively because of its dedication to customer service, its investment in state-of-the-art photomask equipment and facilities and its experienced technical employees.

    Further, since the mid-1980s, there has been a decrease in the number of independent manufacturers as a result of independents being acquired or discontinuing operations. The Company believes that entry into the market by a new independent manufacturer would require a major investment of capital, a significant period of time to establish a commercially viable operation and additional time to attain meaningful market share and achieve profitability.

     The Company estimates that for the types of photomasks it manufactures in North America, the size of the total market (captive and merchant) is approximately $500 million and the rest of the world is estimated to be approximately $2.0 billion. The Company believes that as a result of its acquisition of PKL LTD, it is one of the largest photomask manufacturers in the world. Competitors include Compugraphics, Inc., Dai Nippon Printing Co., Ltd., DuPont Photomasks, Inc., Hoya Corporation, Taiwan Mask Corporation, Toppan Printing Co., Ltd. and Toppan Chungwha Electronics. The Company also competes with semiconductor manufacturers' captive photomask manufacturing operations. The Company expects to face continued competition from these and other suppliers in the future. In the past, competition led to pressure to reduce prices, which the Company believes contributed to the decrease in the number of independent manufacturers. This pressure to reduce prices may continue in the future. In addition, some of the Company's customers, such as International Business Machines Corporation, NEC Corporation, Taiwan Semiconductor Manufacturing Company and Samsung Electronics Co., Ltd., possess their own captive facilities for manufacturing photomasks. Also, certain semiconductor manufacturers market their photomask manufacturing services to outside customers as well as to their internal organizations.

Employees

     As of December 31, 2003, the Company and its majority-owned subsidiaries employed approximately 1,420 persons on a full-time basis. The Company believes it offers competitive compensation and other benefits and that its employee relations are good. Except for employees in the United Kingdom, none of its employees are represented by a union.

ITEM 2.  DESCRIPTION OF PROPERTY

     The following table presents certain information about the Company's photomask manufacturing facilities:

Location	Facility Size (Sq. Ft.)	Type of Interest

Allen, TX	60,000	Owned
Austin, TX	50,000	Owned
Brookfield, CT (Building #1)	19,600	Owned
Brookfield, CT (Building #2)	20,000	Owned
Bridgend, South Wales	28,000	Leased
Cheonan, Korea	64,000	Owned
Dresden, Germany	10,000	Leased
Hsinchu, Taiwan	73,000	Leased
Manchester, England	42,000	Owned
Singapore	20,000	Leased

     As part of the Company's 2003 consolidation and workforce reduction plan, the Company closed its manufacturing facility in Phoenix, Arizona. The Company believes that its existing manufacturing facilities are adequate for further plant expansions at existing sites.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse effect on the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2003.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED SHAREHOLDERS' MATTERS

     The Common Stock of the Company is traded on the NASDAQ National Market ("NASDAQ") under the symbol PLAB. The table below shows the range of high and low sale prices per share for each quarter for fiscal year 2003 and 2002, as reported on the NASDAQ.

	High	Low

Fiscal Year Ended November 2, 2003:

Quarter Ended February 2, 2003	$17.50	$ 9.00
Quarter Ended May 4, 2003	13.53	10.00
Quarter Ended August 3, 2003	20.05	12.59
Quarter Ended November 2, 2003	26.00	16.10

Fiscal Year Ended November 3, 2002:

Quarter Ended January 31, 2002	$35.13	$24.41
Quarter Ended April 30, 2002	35.57	28.82
Quarter Ended July 31, 2002	35.40	10.01
Quarter Ended November 3, 2002	13.92	7.19

     On December 31, 2003, the closing sale price for the Common Stock as reported by NASDAQ was $19.92. Based on information available to the Company, the Company believes it has approximately 9,000 beneficial shareholders.

     The Company has not paid any cash dividends to date and, for the foreseeable future, anticipates that earnings will continue to be retained for use in its business. The Company's revolving credit facility (see Note 7 to the consolidated financial statements) limits the amount of cash dividends it can pay to its shareholders.

     On April 15, 2003, the Company sold $150.0 million of its 2.25% convertible subordinated notes due 2008 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Those notes are convertible into the Company's common stock at a conversion price of $15.89 per share. Net proceeds from the issuance amounted to approximately $145.2 million. A portion of these net proceeds was used to redeem all $62.1 million of the Company's outstanding 6% convertible subordinated notes due 2004.

     The information regarding the Company's equity compensation required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference into Item 12 of Part III of this report.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data is derived from the Company's consolidated financial statements. The consolidated financial statements for all periods presented gives retroactive effect to the 2000 merger of the Company and Align-Rite International, Inc., which was accounted for as a pooling of interests. The data should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K.

	Years Ended

	November 2, 2003		November 3, 2002		October 31 2001 (a)		October 31, 2000 (b)		October 31, 1999

OPERATING DATA:
Net sales	$348,884		$386,871		$377,969		$331,212		$277,395

Cost and Expenses:
Cost of sales	250,687		276,451		254,272		220,650		193,467
Selling, general and administrative	56,154		57,973		53,758		46,059		40,119
Research and development	29,965		30,154		24,858		20,731		16,611
Consolidation, restructuring and related charges	42,000	(c)	14,500	(d)	38,100	(e)	23,000	(f)	-

Operating income (loss)	(29,922)		7,793		6,981		20,772		27,198

Other income (expense):
Interest expense	(14,826)		(17,801)		(11,966)		(11,091)		(7,731)
Interest and other income, net	3,083	(g)	4,510		2,664		5,783		3,335

Income (loss) before income tax provision (benefit) and minority interest	(41,665)		(5,498)		(2,321)		15,464		22,802
Income tax provision (benefit)	924		(7,019)		(3,000)		4,700		8,354
Minority interest in income of consolidated subsidiaries	(5,573)		(6,378)		(4,705)		(588)		-

Net income (loss)	$(48,162)		$(4,857)		$(4,026)		$10,176		$14,448

Earnings (loss) per share:

Basic	$ (1.50)	(c) (g)	$ (0.16)	(d)	$ (0.13)	(e)	$ 0.35	(f)	$ 0.52

Diluted	$ (1.50)	(c) (g)	$ (0.16)	(d)	$ (0.13)	(e)	$ 0.34	(f)	$ 0.51

Weighted average number of common shares outstanding:

Basic	32,144		31,278		29,919		28,761		27,800

Diluted	32,144		31,278		29,919		29,831		28,105

	As of

	November 2, 2003		November 3, 2002		October 31, 2001 (a)		October 31, 2000 (b)		October 31, 1999

Working capital	$258,509		$142,028		$ 48,732		$ 78,393		$ 33,484
Property, plant and equipment, net	387,977		443,860		402,776		395,281		348,144
Total assets	865,540		832,442		660,698		604,976		502,309
Long-term debt	368,307		296,785		188,021		202,797		148,281
Shareholders' equity	308,329		339,115		287,161		293,980		254,130

a)

Effective August 27, 2001, the Company acquired a majority of the total share capital of PKL LTD ("PKL"), a photomask manufacturer based in Korea. The operating results of PKL have been included in the consolidated statement of operations since the effective date of the acquisition.

b)

Effective June 20, 2000, the Company acquired a majority of the total share capital of Precision Semiconductor Mask Corporation ("PSMC"), a photomask manufacturer based in Taiwan. The operating results of PSMC have been included in the consolidated statement of operations since the effective date of the acquisition.

c)

Includes consolidation charge of $42.0 million ($39.9 million after tax or $1.24 per diluted share) in connection with the closure of the Company's Phoenix, Arizona manufacturing facility and the consolidation of the Company's North American operating infrastructure.

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

g)	Includes early extinguishment charge of $0.9 million after tax or $.03 per diluted share in connection with the early redemption of the Company's 6% $62.1 million convertible notes due June 2004.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended
November 2, 2003, November 3, 2002 and October 31, 2001

Overview

      In 2001, the Company completed the acquisition of a majority equity interest in PKL LTD, or PKL, a leading Korean photomask supplier, for  $56 million. In April 2002, the Company acquired an additional 28% of PKL in exchange for 1,212,218 shares of the Company's common stock. The acquisition was accounted for as a purchase and accordingly goodwill in the aggregate of $69.4 million was recorded. The operating results of PKL have been included in the Company's consolidated statements of operations since August 27, 2001.

     The Company sells substantially all of its photomasks to semiconductor designers and manufacturers. The Company believes that the demand for photomasks primarily depends on integrated circuit design activity rather than the volume of semiconductor sales. Consequently, an increase in semiconductor sales does not necessarily result in a corresponding increase in photomask sales. In addition, the reduced use of customized integrated circuits, a reduction in design complexity or other changes in the technology or methods of manufacturing semiconductors or a slowdown in the introduction of new semiconductor designs could reduce demand for photomasks even if demand for semiconductors increases. Further, advances in semiconductor and photomask design and semiconductor production methods could reduce the demand for photomasks. Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices. The semiconductor industry has been in a downturn since 2001 which has had a significant impact on its net sales and operating results. The Company cannot predict as to when the current downturn will end or that it will not continue to worsen or materially adversely affect its business, financial condition and operating results in the near term.

     The photomask industry has been and is expected to continue to be characterized by technological change and evolving industry standards. In order to remain competitive, the Company will be required to continually anticipate, respond to and utilize changing technologies. In particular, the Company believes that, as semiconductor geometries continue to become smaller, it will be required to manufacture complex optically enhanced reticles, including optical proximity correction and phase-shift photomasks. Additionally, demand for photomasks has been, and could in the future be adversely affected by changes in methods of semiconductor manufacturing (which could affect the type or quantity of photomasks utilized), such as changes in semiconductor demand that favor field programmable gate arrays and other semiconductor designs that replace application specific integrated circuits. To date, the Company has not experienced a significant loss of revenue as a result of alternative semiconductor design methodologies. Additionally, increased market acceptance of alternative methods of transferring circuit designs onto semiconductor wafers, such as direct-write lithography, could reduce or eliminate the need for photomasks. Presently, direct-write lithography has not been proven to be a commercially viable alternative to photomasks, as it is considered too slow for high volume semiconductor wafer production. However, should direct-write or any other alternative methods of transferring integrated circuit designs to semiconductor wafers be done without the use of photomasks, the Company's business and results of operations would be materially adversely affected.

If the Company is unable to anticipate, respond to or utilize these or other changing technologies, due to resource, technological or other constraints, its business and results of operations could be materially adversely affected.

     Both revenues and costs have been affected by the increased demand for high-end technology photomasks that require more advanced manufacturing capabilities but generally command higher average selling prices. To meet the technological demands of its customers and position the Company for future growth, the Company continues to make substantial investments in high-end manufacturing capability both at existing and new facilities. The Company's capital expenditures for new facilities and equipment to support its customers' requirements for high technology products was approximately $222.2 million for the three fiscal years ended November 2, 2003, resulting in significant increases in operating expenses. Based on the anticipated technological changes in the industry, the Company expects these trends to continue.

     The manufacture of photomasks for use in fabricating integrated circuits and other related products built using comparable photomask-based process technologies has been and continues to be capital intensive based upon the need to maintain a technology-based infrastructure. The Company's integrated global manufacturing network and employees, which consists of nine sites, represent a significant portion of its fixed operating cost base. Should sales volumes decrease based upon the flow of design releases from the Company's customers, the Company may have excess and underutilized production capacity that could significantly impact operating margins.

     The vast majority of photomasks produced for the semiconductor industry employ geometries of 130 nanometers or larger. At these geometries, the Company can produce full lines of photomasks and there is no significant technology employed by the Company's competitors that is not available to the Company. Very recently, a limited amount of semiconductor fabrication has begun in the 90 nanometer range. The Company is currently capable of producing a broad range of photomasks at these smaller geometries. However, as is typical of industries in the midst of technological change, some of the Company's competitors may be able to achieve higher manufacturing yields than the Company when producing these smaller geometry photomasks, in part because these competitors may have completed more cycles of learning than the Company in this area and in part because of the Company's need to replicate production of these complex photomasks at its four advanced technology locations world-wide. The Company believes that these cases are not material to its business.

Results of Operations

     The following table represents selected operating information expressed as a percentage of net sales:

	Year Ended

	November 2, 2003	November 3, 2002	October 31, 2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	71.9	71.5	67.3

Gross margin	28.1	28.5	32.7
Selling, general and administrative expenses	16.1	15.0	14.2
Research and development expenses	8.6	7.8	6.6
Consolidation, restructuring and related charges	12.0	3.7	10.1

Operating income (loss)	(8.6)	2.0	1.8
Interest expense	(4.2)	(4.6)	(3.1)
Investment and other income, net	0.9	1.2	0.7

Loss before income tax provision (benefit)
and minority interest	(11.9)	(1.4)	(0.6)
Income tax provision (benefit)	0.3	(1.8)	(0.8)
Minority interest	(1.6)	(1.7)	(1.3)

Net loss	(13.8)%	(1.3)%	(1.1)%

Net Sales

     Net sales for the fiscal year ended November 2, 2003 decreased $38.0 million or 9.8% to $348.9 million as compared to $386.9 million in fiscal 2002. The decrease was attributable to a slow-down in new design releases, due in part, to decreased end user demand, both consumer and corporate, for devices utilizing semiconductors and continued increased competitive pricing pressures for mature technology products. During 2003, the Company experienced an overall decline in average selling prices and unit volumes as a result of the competitive pricing pressures for mature technology products and a decrease in new design releases. Additionally, in 2003, the Company continued to experience a reduction in sales in North America, due in part to the continued migration of semiconductor manufacturing to Asian foundries by certain North America customers. By geographic area, net sales in Asia increased $18.4 million or 14.2%, while North America sales decreased $52.3 million or 26.9% and European sales decreased $4.1 million or 6.5%.

     Net sales for the fiscal year ended November 3, 2002 increased 2.4% to $386.9 million, compared to $378.0 million in 2001 primarily as a result of increased growth in Asia as a result of inclusion of the Company's majority-held subsidiary in Korea for 2002. The increase, however, was partially mitigated by decreased sales in North America, as certain North American customers moved their semiconductor manufacturing to foundries located in Asia. Other factors contributing to the increased sales in 2002 included an improved sales mix of high-end technology products and increased unit volume associated with increased design releases. The increased design releases were primarily experienced during the first six months of the year. Sales decreased during the second half of 2002 due to a slow-down in new design releases for mature and high-end technology products, due in part, to the decreased end user demand, both consumer and corporate, for devices utilizing semiconductors and continued increased competitive pricing pressures for mature products.

Gross Margin

     The decline in the Company's gross margins in 2003, 2002 and 2001 was primarily associated with the decreased utilization of the Company's expanded fixed equipment base, primarily in North America, due to decreased demand and competitive pricing pressures. During the later half of 2001, continuing through 2003, the Company was impacted by the severe and prolonged downturn in the semiconductor industry, which resulted in decreased demand and increased competitive pricing pressures. The Company also began to experience increased growth in Asia during this time, while North America sales began to decline. To mitigate the decline in its business, which has impacted its gross margins, in April 2001 the Company commenced a consolidation plan, which reduced its manufacturing locations from seven to five in the United States, and from four to three in Europe. In August 2002, the Company continued to reduce its operating cost structure by closing its Milpitas, California facility. In March 2003, the Company began to further restructure its operations in the United States by closing its Phoenix, Arizona facility and reducing its global work force.

     Gross margin for the fiscal year ended November 2, 2003 decreased to 28.1% from 28.5% for the fiscal year ended November 3, 2002. The decrease was primarily associated with decreased sales volume, which decreased the utilization of the Company's fixed equipment cost base, due in part to lower than anticipated demand for high end technology products which have design rules of 0.18 micron and below, and competitive pricing pressures for mature product technologies resulting in lower average selling prices.

     Gross margin for the fiscal year ended November 3, 2002 decreased to 28.5% from 32.7% for the fiscal year ended October 31, 2001. The decrease was primarily associated with the decreased utilization of the Company's expanded fixed equipment cost base, primarily in North America, due in part to decreased demand and competitive pricing pressures for mature product technologies. The decreased demand for all technologies was primarily experienced during the latter half of 2002 as fewer designs were released into production. Additionally, improved gross margins at the Company's subsidiary in Korea were offset by lower margins from the Company's other locations.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the fiscal year ended November 2, 2003 decreased 3.1% to $56.2 million, or 16.1% of net sales, from $58.0 million, or 15.0% of net sales for the fiscal year ended November 3, 2002. The decrease was primarily attributable to reduced salary and wages and facility costs associated with the Company's North American consolidation initiatives.

     Selling, general and administrative expenses for the fiscal year ended November 3, 2002 increased 7.8% to $58.0 million, or 15.0% of net sales, from $53.8 million, or 14.2% of net sales for the fiscal year ended October 31, 2001. The increase in 2002 was primarily attributable to the inclusion of the Company's Korean subsidiary for all of 2002 and increased information technology costs associated with the Company's global infrastructure. These increases were partially mitigated by reduced amortization costs of $1.1 million in 2002 as a result of the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" (see Note 5 to the consolidated financial statements).

Research and Development

     Research and development expenses for the fiscal year ended November 2, 2003, decreased 0.6% to $30.0 million, or 8.6% of net sales, from $30.2 million, or 7.8% of net sales in fiscal 2002. Research and development expenses consists primarily of the global development efforts of high-end process technologies for advanced, sub wavelength reticle solutions in Next Generation Lithography ("NGL") applications which include the Company's five installed nano-technology line tool sets.

     Research and development expenses for the fiscal year ended November 3, 2002, increased 21.3% to $30.2 million, or 7.8% of net sales, from $24.9 million, or 6.6% of net sales in fiscal 2001. The increase in fiscal year 2002 is attributable to the continuing global development efforts of high-end process technologies for advanced, sub wavelength reticle solutions in NGL applications.

Consolidation, Restructuring and Related Charges

     Since 2001, the Company has closed four manufacturing facilities in North America and one in Europe due in part to the migration of semiconductor manufacturing to Asia and excess capacity associated with decreased demand. The decision to close facilities in North America corresponded to the decreased North American sales volume. The Company's North American net sales declined from $241.9 million in fiscal 2001 to $194.3 million in fiscal 2002, and to $142.0 million in fiscal 2003. The decline in North America sales from 2001 to 2003 resulted in increased North America operating losses during 2002 and 2003. The decline in sales volume and operating profits in North America was attributable to the Company's customers migrating their business to lower cost foundries, primarily located in Asia. This created excess capacity in the United States. Competitive pricing pressures and weakened demand further eroded the Company's United States operating results.

     In March of 2003, the Company initiated a plan to close its Phoenix, Arizona manufacturing facility and further consolidate its North American manufacturing network in order to increase capacity utilization and manufacturing efficiencies. Total consolidation and related charges of $42.0 million were recorded during the second quarter of fiscal 2003. Components of the charge include $3.4 million for workforce reduction of approximately 170 employees in the United States, $4.4 million for facility lease payments, and $34.2 million of non-cash charges for the impairment in carrying value of fixed assets. The majority of the photomasks produced at the Company's Arizona facility were cross-qualified with other United States manufacturing sites. Consequently, the decision to close the Phoenix, Arizona facility had minimal impact on United States production or customer service.

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

     In April 2001, the Company initiated a plan to consolidate its global photomask manufacturing network in order to increase capacity utilization and manufacturing efficiencies, as well as accelerate the expansion of its world-class technology development. Total consolidation and related charges associated with this plan of $38.1 million were recorded in the second quarter of fiscal 2001. Of the total charge, $30.6 million related to this plan and $7.5 million related to the impairment of intangible assets that no longer had any future economic benefit to the Company. A significant component of this associated plan included the closing of the former Align-Rite manufacturing facilities in Burbank, California, Palm Bay, Florida and Heilbronn, Germany which resulted in a reduction in work force of approximately 120 employees. The consolidation charge of $30.6 million includes $4.0 million of cash charges for severance benefits for terminated employees paid during their entitlement periods, $4.5 million for facilities closings and lease termination costs expended over the projected lease terms, and non-cash charges of $22.1 million that approximated the carrying value of fixed assets that were primarily associated with this plan based upon their expected disposition.

     The following tables set forth the Company's restructuring reserves as of November 2, 2003, November 3, 2002 and October 31, 2001 and reflect the activities affecting the reserves for years then ended:

	Year Ended November 2, 2003

	November 3, 2002			November 2, 2003
	Balance	Charges	Credits	Balance

Manufacturing capacity reduction and other	$4,268	$38,575	$(36,988)	$5,855

Workforce reductions	1,691	3,425	(3,617)	1,499

Total	$5,959	$42,000	$(40,605)	$7,354

	Year Ended
	November 3, 2002

	October 31,			November 3,
	2001			2002
	Balance	Charges	Credits	Balance

Manufacturing capacity reduction and other	$4,990	$12,025	$(12,747)	$4,268

Workforce reductions	2,567	2,475	(3,351)	1,691

Total	$7,557	$14,500	$(16,098)	$5,959

	Year Ended
	October 31, 2001

	October 31, 2000			October 31, 2001
	Balance	Charges	Credits	Balance

Manufacturing capacity reduction and other	$ -	$34,134	$(29,144)	$4,990

Workforce reductions	-	3,966	(1,399)	2,567

Total	$ -	$38,100	$(30,543)	$7,557

     As of November 2, 2003, the Company anticipates that substantially all of the $1.5 million relating to workforce reductions will be paid by the end of the second quarter of fiscal year 2004, and non-cancelable lease obligations and other of $5.9 million will be paid over the respective lease terms through 2009.

Other Income (Expense)

     Interest expense for the fiscal year ended November 2, 2003 decreased by $3.0 million to $14.8 million as compared to $17.8 million for fiscal 2002. The decrease is primarily the result of reduced overall effective borrowing rates, partially offset by increased borrowings. Investment and other income, net, during fiscal 2003 decreased by $1.4 million to $3.1 million as compared to $4.5 million in fiscal 2002 primarily due to a $2.6 million gain on the repurchase of $41.2 million of the Company's 6% convertible subordinated notes in 2002.

     Interest expense for the year ended November 3, 2002 increased by $5.8 million to $17.8 million as compared to $12.0 million for 2001, primarily the result of a $200 million, 4.75% convertible subordinated notes offering completed in December 2001 and additional borrowings associated with the Company's investments in Asia. Investment and other income, net, during fiscal 2002 increased by $1.8 million to $4.5 million as compared to $2.7 million in fiscal 2001 primarily due to a $2.6 million gain on the repurchase of $41.2 million of the Company's 6% convertible subordinated notes.

Income Taxes

     The Company's operations have followed the recent migration of semiconductor industry fabrication to Asia, where the Company operates in countries where it is accorded favorable tax jurisdictions. The Company is accorded tax holidays in Taiwan and Singapore, which expire in 2006 and 2005, respectively. In Korea, various investment tax credits have been utilized to reduce the Company's effective income tax rate.

     The provision for income taxes for the fiscal year ended November 3, 2003 was $0.9 million or 2.0% of pretax loss. The effective rate of a 2% provision differs from the federal statutory rate of a 35% benefit as a result of the Company's inability to record additional deferred tax benefits for net operating losses in the United States. Other factors contributing to the effective tax rate in 2003 include income from geographic regions for which the Company has tax holidays and available tax credits, including Taiwan and Korea.

     For the fiscal year ended November 3, 2002 the Company recognized an income tax benefit of $7.0 million or 59.1% of the pretax loss. The loss was a result of the Company's consolidation plan charge, which primarily impacted United States tax rates, and a significant increase in the Company's operations during 2002 in tax jurisdictions where the Company has tax holidays and available tax credits. The availability of tax holidays in some Asian jurisdictions did not play a significant role in the Company's decision to close some of its North American facilities nor in the Company's increased Asian presence which is in response to fundamental changes taking place in the semiconductor industry that the Company serves. As semiconductor fabrication has migrated to Asia, in large part from the United States, the Company has followed, in order to avoid a severe loss of business.

Minority Interest in Consolidated Subsidiaries

     Minority interest charges were $5.6 million for the fiscal year ended November 2, 2003 and $6.4 million for the fiscal year ended November 3, 2002, and reflected the minority interest in earnings of the Company's non-wholly owned subsidiaries located in Taiwan and Korea. The decrease in minority interest charge compared to the prior year was due to the Company's ownership interest in PKL increasing by 28% in April 2002.

     The minority interest charge of $5.6 million in fiscal 2003, $6.4 million in fiscal 2002 and $4.7 million in fiscal 2001 reflected the portion of income attributable to the minority shareholders of the Company's non-wholly owned subsidiaries.

Liquidity and Capital Resources

     On April 15, 2003, the Company sold $150.0 million of its 2.25% convertible subordinated notes due 2008 in a private offering pursuant to Rule 144A under the Securities Act of 1933. These notes are convertible into the Company's common stock at a conversion price of $15.89 per share. Net proceeds from the issuance amounted to approximately $145.2 million. On June 2, 2003, a portion of the net proceeds was used to redeem all $62.1 million of the Company's outstanding 6% convertible subordinated notes due 2004. Pursuant to the terms of the related indenture, the 6% convertible subordinated notes were redeemed at 100.8571% of the principal amount plus accrued interest of $1.9 million for an aggregate redemption price of $64.5 million, including a premium of $0.5 million. An early extinguishment charge of

$0.9 million was incurred on the redemption of the 6% convertible subordinated notes. This charge included the aforementioned $0.5 million premium and $0.4 million of unamortized deferred financing costs which were expensed at the time of redemption.

     On December 12, 2001, the Company sold $200 million of 4.75% convertible subordinated notes due 2006 in a private offering pursuant to Rule 144A under the Securities Act of 1933. These notes are convertible into the Company's common stock at a conversion price of $37.00 per share. Total net proceeds from the issuance amounted to approximately $193.2 million. Concurrently with the issuance of these notes, on December 12, 2001 the Company repaid all of its outstanding borrowings under its previous revolving credit agreement which amounted to $57.7 million and terminated the agreement.

     The Company regularly reviews the availability and terms on which it might issue additional equity or debt securities in the public or private markets.

     The Company has a credit agreement, that expires in July 2005, with a group of financial institutions that provides for a revolving credit facility with an aggregate commitment of $100 million. The credit facility allows for borrowings in various currencies with an interest rate that is based on the terms of the agreement and will vary based on currencies borrowed and market conditions. During most of 2003, the Company had borrowed $10.9 million in Korean won denominated borrowings which had an effective interest rate of approximately 7%. The Company repaid all of its outstanding borrowings ($10.9 million in Korean won) under the $100 million credit facility in October 2003. The facility fee is 0.4% of the total aggregate commitment. The credit facility agreement contains various financial and other covenants, including, but not limited to: Defined maximum ratio of senior funded debt to EBITDA, Minimum EBITDA to interest expense, Minimum consolidated net worth and cash balances, Limitation on cash dividends available for payment to shareholders and annual capital expenditures. As of November 2, 2003, approximately $70 million was available under the facility. On April 9, 2003, the credit facility was amended to relax certain financial covenants as a result of the Company's March 2003 consolidation plan and the Company's issuance of $150 million of convertible subordinated notes.

     The Company's working capital at November 2, 2003 was $258.5 million compared with $142.0 million at November 3, 2002. The increase in working capital was primarily associated with the net proceeds of the Company's $150.0 million of convertible subordinated notes issued in April 2003 partially offset by the redemption of all $62.1 million of the Company's 6% convertible subordinated notes. Cash, cash equivalents and short-term investments at November 2, 2003 were $231.8 million compared to $129.1 million at November 3, 2002. Cash provided by operating activities for the fiscal year ended November 2, 2003 decreased to $83.2 million from $136.4 million for the fiscal year ended November 3, 2002, due in part to the increased net loss in fiscal 2003 and payments for certain capital equipment which was accrued for at November 3, 2002.

     Cash used by investing activities of $48.0 million consisted principally of capital equipment purchases of $47.0 million. The Company expects capital expenditures for fiscal 2004 to be approximately $75.0 - $85.0 million. Capital expenditures for fiscal 2004 will be used primarily to continue to expand the Company's high-end technical capability.

     Cash provided by financing activities of $64.1 million consisted principally of the proceeds from the issuance of the Company's 2.25% convertible subordinated notes of $145.2 million offset by the redemption of the Company's 6% convertible subordinated notes and other net debt repayments of $23.9 million. In the third quarter of fiscal 2003, the Company repurchased all $62.1 million of its 6% convertible subordinated notes for total consideration of $62.6 million, which included a premium of $0.5 million. The Company believes that its currently available resources, together with its capacity for growth and its accessibility to debt and equity financing sources, are sufficient to satisfy its cash requirements for the foreseeable future.

     The Company's commitments represent investments in additional manufacturing capacity as well as advanced equipment for the production of high-end, more complex photomasks. At November 2, 2003, the Company had commitments outstanding for capital expenditures of approximately $33.0 million. Additional commitments for capital requirements are expected to be incurred during fiscal 2004.

Cash Requirements

     The Company's cash requirements over the next 12 months will be primarily to fund operations, including spending on research and development, capital expenditures and debt service, as well as any cash acquisitions that it may undertake. The Company expects that cash and cash equivalents on hand and cash generated from operations will be sufficient to meet its cash requirements for the next 12 months. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations.

Contractual Cash Obligations

     The following table quantifies the Company's future contractual obligations as of November 2, 2003 (in millions):

	Payments Due in Fiscal

	Total	2004	2005 & 2006	2007 & 2008	Thereafter

Long-term debt	$373.8	$ 5.5	$ 16.1	$352.2	$ -

Operating leases	7.1	2.0	3.7	1.0	0.4

Unconditional purchase obligations	45.2	38.3	6.9	-	-

Total	$426.1	$45.8	$26.7	$353.2	$0.4

Certain Transactions

     The Chairman of the Board of the Company is also the Chairman of the Board and majority shareholder of a company who is a supplier of secure managed information technology services. Another director of the Company is also an employee and a director of this company. In 2002, the Company entered into a fifty-two month service contract with this company to provide services to all of the Company's worldwide facilities at a cost of approximately $3.2 million per year. In 2003, the Company has entered into additional contracts with this company ranging from 12 months to 52 months to provide additional services for approximately $0.7 million per year. The Company incurred expenses of $3.9 million in 2003 and $2.4 million in 2002 related to services provided by this company, of which the amount owed to this company was $0.5 million at November 2, 2003 and $0.3 million at November 3, 2002.

       An officer of the Company is also the CEO, president and director of one of the Company's majority held subsidiaries that purchases photomask blanks from a company of which he is a significant shareholder. In 2003, the Company purchased $2.2 million of photomask blanks from this company of which $0.4 million was owed to this company as of November 2, 2003.

     The Company believes that the terms of the transactions described above with affiliated persons were negotiated at arm's-length and were no less favorable to the Company than the Company could have obtained from non-affiliated parties.

Application of Critical Accounting Procedures

      The Company's consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment areas in the application of the Company's accounting policies that affect its financial condition and results of operations.

Estimates and Assumptions

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in them. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company's estimates are based on the facts and circumstances available at the time; different reasonable estimates could have been used in the current period, and changes in the accounting estimates used are likely to occur from period to period, which may have a material impact on the presentation of the Company's financial condition and results of operations. Actual results reported by the Company may differ from such estimates. The Company reviews these estimates periodically and reflects the effect of revisions in the period that they are determined.

Derivative Instruments and Hedging Activities

     The Company records derivatives on the consolidated balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are reported in the consolidated statements of operations or as accumulated other comprehensive income (loss), a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company uses judgment in assessing the fair value of derivatives and related financial instruments including assumptions utilized in derivative fair value models in such areas as projected interest rates and changes in the Company's stock price during the contract term.

Property, Plant and Equipment

     Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Repairs and maintenance as well as renewals and replacements of a routine nature are charged to operations as incurred, while those which improve or extend the lives of existing assets are capitalized. Upon sale or other disposition, the cost of the asset and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations.

     Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 15 to 40 years, machinery and equipment over 3 to 10 years and furniture, fixtures and office equipment over 3 to 5 years. Leasehold improvements are amortized over the life of the lease or the estimated useful life of the improvement, whichever is less. Judgment and assumptions are used in establishing estimated useful lives and depreciation periods. The Company also uses judgment and assumptions as it periodically reviews property, plant and equipment for any potential impairment in carrying values whenever events such as a significant industry downturn, plant closures, technological obsolescence or other changes in circumstances indicate that their carrying amount may not be recoverable. Actual fair values may differ from estimated fair values.

Intangible Assets

     Intangible assets consist primarily of goodwill and other acquisition-related intangibles, and software development costs. These assets are stated at fair value as of the date acquired less accumulated amortization. Amortization is calculated on a straight-line basis over an estimated useful life of 5 years for software development costs and, prior to November 1, 2001, 3 to 15 years for goodwill and acquisition-related assets. As a result of the adoption of SFAS No. 142, goodwill is no longer amortized, but the future economic benefit of the carrying value of all intangible assets is reviewed annually and whenever events or changes in circumstances indicate the carrying value of an intangible asset may not be recoverable based on discounted cash flows or market factors, an impairment loss would be recorded in the period so determined.

Impairment of Long-Lived Assets

     Long-lived assets and certain identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on the Company's estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Income Taxes

     The income tax provision (benefit) is computed on the basis of consolidated financial statement income or loss before income taxes. Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In the event the Company determines that future taxable income is not expected to be sufficient, the Company uses judgment and assumptions to determine if valuation allowances for deferred income tax assets are required by considering future market growth, forecasted operations, future taxable income, and the mix of earnings in the tax jurisdictions in which it operates in order to determine the need for a valuation allowance.

     The Company considers income taxes in each of the tax jurisdictions in which it operates in order to determine its effective income tax rate. Current income tax exposure is identified along with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheets. The actual annual amount of taxable income in each tax jurisdiction may differ from the estimates used to compute the effective income tax rate during the first, second and third quarters. Additionally, the Company evaluates the recoverability of deferred income tax assets from future taxable income and establishes valuation allowances if recovery is deemed not likely. Accordingly, the income tax provision in the consolidated statements of operations is impacted by changes in the valuation allowance. Significant management estimates and judgment are required in determining any valuation allowance recorded against net deferred tax assets.

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

     Arrangements with Distributors - The Company does not sell to distributors.

     Allowance for Doubtful Accounts - The Company is required to use considerable judgment in estimating the collectibility of its accounts receivable. This estimate is based on a variety of factors, including the length of time receivables are past due, macroeconomic conditions, significant one-time events, and historical experience.

Effect of New Accounting Standards

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. On November 5, 2003, the FASB issued FAS 150-3 which deferred the effective date of SFAS No. 150 indefinitely for certain mandatory redeemable non controlling interests. In addition, on November 7, 2003 the FASB issued FSP No. FAS 150-4, which states that employee stock ownership plan shares (ESOP) which are mandatorily redeemable or free standing agreements to repurchase ESOP shares are not within the scope of Statement 150. Management has evaluated the provisions of this statement, and does not believe it has an impact on the Company's consolidated financial statements.

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

     In the fourth quarter of fiscal year 2002, the Company entered into an interest rate swap contract, which effectively converted $100 million of its 4.75% fixed rate convertible subordinated notes to a variable rate. Contract payments are made on a LIBOR based variable rate (2.49% at November 2, 2003) and are received at the 4.75% fixed rate.

     The interest rate swap contract is used to adjust the proportion of total debt that is subject to fixed interest rates. This contract is considered to be a hedge against interest rate risk of the Company's fixed rate debt obligation. Accordingly, the contract has been reflected at fair value in the Company's consolidated balance sheets and the related portion of fixed rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged. In addition, changes during any accounting period in the fair value of the contract, as well as offsetting changes in the adjusted carrying value of the related portion of fixed rate debt being hedged, are recognized as adjustments to interest expense in the Company's consolidated statements of operations. The net effect of this accounting on the Company's operations results is that the interest expense portion of fixed rate debt being hedged is generally recorded based on variable rates. At this time, the Company does not have plans to enter into additional interest rate swap contracts, however, at a future point the Company may decide to do so.

Foreign Currency Exchange Rate Risk

    The Company conducts business in several major international currencies through its worldwide operations and is subject to changes in foreign exchange rates of such currencies. Changes in exchange rates can positively or negatively affect the Company's sales, operating margins and retained earnings. The functional currencies of the Company's Asian subsidiaries are the Korean won, New Taiwan dollar and Singapore dollar. The functional currencies of the Company's European subsidiaries are the British pound and euro.

     The Company attempts to minimize its risk to foreign currency transaction losses by producing its products in the same country in which the products are sold and thereby generating revenues and incurring expenses in the same currency and by managing its working capital. However, there can be no assurance that this approach will be successful, especially in the event of a significant adverse movement in the value of any foreign currencies against the United States dollar. The Company does not engage in purchasing forward exchange contracts for speculative purposes.

     The Company's primary net foreign currency exposures as of November 2, 2003 included the Korean won and the Singapore dollar. As of November 2, 2003, a 10% adverse movement in the value of these currencies against the United States dollar would have resulted in a net unrealized pre-tax loss of $2.7 million. The Company's exposure to other foreign currency risks include the Japanese yen, euro, and British pound and the Company does not believe that a 10% change in the exchange rates of these currencies would have a material effect on its consolidated financial position, results of operations or cash flows.

Interest Rate Risk

     The majority of the Company's borrowings are in the form of its convertible subordinated notes, which bear interest at rates of 2.25% and 4.75% and certain foreign secured and unsecured notes payable which bear interest at rates between 1.7% and 6.5%. In addition, the interest rate swap contract discussed above subjects the Company to market risk as interest rates fluctuate and impacts the interest payments due on the $100 million notional amount of the contract. At November 2, 2003, the Company had approximately $120 million in variable rate financial instruments which were sensitive to interest rate risk. The Company does not believe a 10% change in interest rates would have a material effect on its consolidated financial position, results of operations or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Photronics, Inc.
Brookfield, Connecticut

     We have audited the accompanying consolidated balance sheets of Photronics, Inc. and subsidiaries as of November 2, 2003 and November 3, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years ended November 2, 2003, November 3, 2002 and October 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Photronics, Inc. and subsidiaries as of November 2, 2003 and November 3, 2002, and the results of their operations and their cash flows for each of the three fiscal years ended November 2, 2003, November 3, 2002 and October 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 5 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

DELOITTE & TOUCHE LLP
Hartford, Connecticut
December 5, 2003

PHOTRONICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except per share amounts)

	November 2, 2003	November 3, 2002

ASSETS

Current assets:
Cash and cash equivalents	$214,777	$113,944
Short-term investments	17,036	15,148
Accounts receivable (less allowance for doubtful accounts of $2,828 in 2003 and $1,840 in 2002)	59,579	62,545
Inventories	14,329	19,948
Deferred income taxes	27,469	21,270
Other current assets	6,692	16,205

Total current assets	339,882	249,060

Property, plant and equipment, net	387,977	443,860
Goodwill and other intangible assets, net	118,892	121,217
Other assets	18,789	18,305

	$865,540	$832,442

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt and notes payable	$ 5,505	$ 10,649
Accounts payable	43,997	57,401
Accrued liabilities	31,871	38,982

Total current liabilities	81,373	107,032

Long-term debt	368,307	296,785
Deferred income taxes	42,435	33,330
Other liabilities	12,288	11,209

Total liabilities	504,403	448,356

Minority interest	52,808	44,971

Shareholders' equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 32,487 shares issued and outstanding at November 2, 2003 and 32,033 shares issued and outstanding at November 3, 2002	325	320
Additional paid-in capital	199,535	195,588
Retained earnings	110,201	158,363
Accumulated other comprehensive loss	(1,732)	(14,999)
Deferred compensation on restricted stock	-	(157)

Total shareholders' equity	308,329	339,115

	$865,540	$832,442

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended

	November 2, 2003	November 3, 2002	October 31, 2001

Net sales	$348,884	$386,871	$377,969

Cost and expenses:

Cost of sales	250,687	276,451	254,272

Selling, general and administrative	56,154	57,973	53,758

Research and development	29,965	30,154	24,858

Consolidation, restructuring and related charges	42,000	14,500	38,100

Operating income (loss)	(29,922)	7,793	6,981

Other income (expense):

Interest expense	(14,826)	(17,801)	(11,966)

Investment and other income, net	3,083	4,510	2,664

Loss before income tax provision (benefit) and minority interest	(41,665)	(5,498)	(2,321)

Income tax provision (benefit)	924	(7,019)	(3,000)

Income before minority interest	(42,589)	1,521	679

Minority interest in income of consolidated subsidiaries	(5,573)	(6,378)	(4,705)

Net loss	$(48,162)	$(4,857)	$(4,026)

Loss per share:

Basic	$ (1.50)	$ (0.16)	$ (0.13)

Diluted	$ (1.50)	$ (0.16)	$ (0.13)

Weighted average number of common shares outstanding:

Basic	32,144	31,278	29,919

Diluted	32,144	31,278	29,919

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
Years Ended November 2, 2003, November 3, 2002, October 31, 2001
(in thousands)

					Accumulated Other Comprehensive Income (Loss)
									Deferred	Total
	Common Stock Shares Amount		Add'l Paid-In Capital	Retained Earnings	Unrealized Investment Gains	Cash Flow Hedges	Foreign Currency Translation	Total	Compensation on Restricted Stock	Share- holders' Equity

Balance at October 31, 2000	29,688	$297	$136,445	$167,246	$5,300	-	$(15,177)	$(9,877)	$(131)	$293,980

Comprehensive income:
Net loss	-	-	-	(4,026)	-	-	-	-	-	(4,026)
Change in unrealized gains on investments	-	-	-	-	(2,318)	-	-	(2,318)	-	(2,318)
Change in fair value of cash flow hedges	-	-	-	-	-	$(431)	-	(431)	-	(431)
Foreign currency translation adjustment	-	-	-	-	-	-	(10,114)	(10,114)	-	(10,114)

Total comprehensive loss	-	-	-	(4,026)	(2,318)	(431)	(10,114)	(12,863)	-	(16,889)
Sale of common stock through employee stock option and purchase plans	588	6	9,933	-	-	-	-	-	-	9,939
Amortization of restricted stock to compensation expense	-	-	-	-	-	-	-	-	131	131

Balance at October 31, 2001	30,276	303	146,378	163,220	2,982	(431)	(25,291)	(22,740)	-	287,161

Comprehensive income:
Net loss	-	-	-	(4,857)	-	-	-	-	-	(4,857)
Change in unrealized gains on investments	-	-	-	-	(2,082)	-	-	(2,082)	-	(2,082)
Change in fair value of cash flow hedges	-	-	-	-	-	(691)	-	(691)	-	(691)
Foreign currency translation adjustment	-	-	-	-	-	-	10,514	10,514	-	10,514

Total comprehensive income (loss)	-	-	-	(4,857)	(2,082)	(691)	10,514	7,741	-	2,884
Sale of common stock through employee stock option and purchase plans	527	5	8,464	-	-	-	-	-	-	8,469
Issuance of common stock in connection with acquisition of additional shares of PKL	1,212	12	40,173	-	-	-	-	-	-	40,185
Restricted stock awards, net of amortization to compensation expense	18	-	573	-	-	-	-	-	(157)	416

Balance at November 3, 2002	32,033	320	195,588	158,363	900	(1,122)	(14,777)	(14,999)	(157)	339,115

Comprehensive income:
Net loss	-	-	-	(48,162)	-	-	-	-	-	(48,162)
Change in unrealized gains on investments	-	-	-	-	2,165	-	-	2,165	-	2,165
Change in fair value of cash flow hedges	-	-	-	-	-	112	-	112	-	112
Foreign currency translation adjustment	-	-	-	-	-	-	10,990	10,990	-	10,990

Total comprehensive income (loss)	-	-	-	(48,162)	2,165	112	10,990	13,267	-	(34,895)
Sale of common stock through employee stock option and purchase plans	442	5	3,753	-	-	-	-	-	-	3,758

Restricted stock awards, net of amortization to compensation expense	12	-	194	-	-	-	-	-	157	351

Balance at November 2, 2003	32,487	$325	$199,535	$110,201	$3,065	$(1,010)	$(3,787)	$(1,732)	$ -	$308,329

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended

	November 2, 2003	November 3, 2002	October 31, 2001

Cash flows from operating activities:
Net loss	$(48,162)	$(4,857)	$(4,026)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	82,640	80,402	67,502
Amortization of intangible assets	2,457	2,785	5,473
Gain on repurchase of notes	-	(2,648)	-
Deferred income taxes	(2,661)	(938)	(6,031)
Restructuring and related charges	42,000	14,500	38,100
Other	2,262	1,479	(631)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,716	9,996	(205)
Inventories	6,196	2,194	1,353
Other current assets	9,819	(11,562)	2,276
Accounts payable, accrued liabilities and other	(16,035)	45,051	9,768

Net cash provided by operating activities	83,232	136,402	113,579

Cash flows from investing activities:
Acquisitions of and investments in photomask operations, net of cash acquired	-	-	(48,864)
Deposits on and purchase of property, plant and equipment	(47,022)	(126,462)	(48,670)
Purchase of short-term investments	-	(15,000)	-
Proceeds from sales of investments and other	(930)	732	(1,026)

Net cash used in investing activities	(47,952)	(140,730)	(98,560)

Cash flows from financing activities:
Repayment of long-term debt, net	(86,535)	(115,174)	(24,828)
Proceeds from issuance of common stock and other	5,501	4,590	7,817
Proceeds from issuance of convertible debt, net	145,170	193,237	-

Net cash provided by (used in) financing activities	64,136	82,653	(17,011)

Effect of exchange rate changes on cash	1,417	935	(1,506)

Net increase (decrease) in cash and cash equivalents	100,833	79,260	(3,498)

Cash and cash equivalents at beginning of year	113,944	34,684	38,182

Cash and cash equivalents at end of year	$214,777	$113,944	$34,684

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended November 2, 2003, November 3, 2002 and October 31, 2001
(in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     Photronics, Inc. ("Photronics" or the "Company") is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and are used as masters to transfer circuit patterns onto semiconductor wafers during the fabrication of integrated circuits and, to a lesser extent, other types of electrical components. The Company operates principally from nine manufacturing facilities, three of which are located in the United States, three in Europe and one each in Korea, Singapore and Taiwan.

Consolidation

     The accompanying consolidated financial statements include the accounts of Photronics and its majority-owned subsidiaries, in which the Company exercises control. All significant intercompany balances and transactions have been eliminated in consolidation.

Estimates and Assumptions

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in them. Actual results may differ from such estimates.

Derivative Instruments and Hedging Activities

     The Company records derivatives on the consolidated balance sheets as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are reported in the consolidated statements of operations or as accumulated other comprehensive income (loss), depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company uses judgment in assessing the fair value of derivatives and related financial instruments including assumptions utilized in derivative fair value models in such areas as projected interest rates and changes in the Company's stock price during the contract term.

Fiscal Year

     The Company's fiscal year ends on the Sunday closest to October 31, and as a result, a 53 week year occurs every five to six years. Fiscal years 2003 and 2001 include 52 weeks, and fiscal year 2002 includes 53 weeks.

Cash and Cash Equivalents

     Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less. The carrying values approximate fair values based on the short maturity of these instruments.

Investments

     The Company's investments, comprised of marketable equity securities and fixed income bonds are classified as available-for-sale, and are carried at fair value. Investments available for current operations are classified in the consolidated balance sheets as current assets; investments held for long-term purposes are classified as non-current assets. Unrealized gains and losses, net of tax, are reported as other comprehensive income (loss) as a separate component of shareholders' equity. Gains and losses are included in income when realized, determined based on the disposition of specifically identified investments.

Inventories

     Inventories, principally raw materials, are stated at the lower of cost, determined under the first-in, first-out (FIFO) method, or market.

Property, Plant and Equipment

     Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Repairs and maintenance as well as renewals and replacements of a routine nature are charged to operations as incurred, while those which improve or extend the lives of existing assets are capitalized. Upon sale or other disposition, the cost of the asset and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is reflected in operations.

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

Intangible Assets

     Intangible assets consist primarily of goodwill and other acquisition-related intangibles, and software development costs. These assets are stated at fair value as of the date acquired less accumulated amortization. Amortization is calculated on a straight-line basis over an estimated useful life of 5 years for software development costs and, prior to November 1, 2001, 3 to 15 years for goodwill and acquisition-related assets (see Note 5). As a result of the adoption of SFAS No. 142, the future economic benefit of the carrying value of certain intangible assets (see Note 5) is reviewed periodically and any diminution in useful life or impairment in value based on discounted cash flows or market factors would be recorded in the period so determined.

Impairment of Long-Lived Assets

     Long-lived assets and certain identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of discounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Income Taxes

     The income tax provision (benefit) is computed on the basis of consolidated financial statement income or loss before income taxes. Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. In the event the Company determines that future taxable income is not expected to be sufficient, the Company uses judgment and assumptions to determine if a valuation allowance for deferred income tax assets is required.

     The Company considers income taxes in each of the tax jurisdictions in which it operates in order to determine its effective income tax rate. Current tax exposure is identified along with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheets. The actual annual amount of taxable income in each tax jurisdiction may differ from the estimates used to compute the effective tax rate during the first, second and third quarters. Additionally, the Company evaluates the recoverability of deferred tax assets from future taxable income and establishes valuation allowances if recovery is deemed not likely. Accordingly, the income tax provision in the consolidated statements of operations is impacted by changes in the valuation allowance. Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

Earnings Per Share

     Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if certain securities or other contracts to issue common stock were exercised or converted.

Stock-Based Compensation

     The Company records stock option awards in accordance with the provisions of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees."  The Company estimates the fair value of stock option awards in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" and discloses the resulting estimated compensation effect on net income (loss) on a pro forma basis (See Note 10).

     The Company has several stock option plans under which incentive and non-qualified stock options may be granted. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees and Related Interpretations."   All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant and therefore no related compensation expense is reflected in operations. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-based Compensation," to stock-based employee compensation.

	Year Ended

	November 2, 2003	November 3, 2002	October 31, 2001

Net loss	$(48,162)	$(4,857)	$(4,026)
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(4,392)	(4,072)	(3,219)

Pro-forma net loss	$(52,554)	$(8,929)	$(7,245)

Basic loss per share:
As reported	$ (1.50)	$ (0.16)	$ (0.13)
Pro-forma	(1.63)	(0.29)	(0.24)

Diluted loss per share:
As reported	(1.50)	(0.16)	(0.13)
Pro-forma	(1.63)	(0.29)	(0.24)

     The fair value is estimated based on the Black Scholes option-pricing model. The fair value and weighted average assumptions for each of the fiscal years ended November 2, 2003, November 3, 2002 and October 31, 2001 are as follows:

	Year Ended

	November 2, 2003	November 3, 2002	October 31, 2001

Weighted average fair value of options granted	$12.72	$11.46	$9.02

Volatility	65.0%	70.9%	75.2%

Risk-free rate of return	3.1%	3.0%	6.0%

Dividend yield	0.0%	0.0%	0.0%

Expected average life	2 years	3 years	3 years

Foreign Currency Translation

     The Company's foreign subsidiaries maintain their accounts in their respective local currencies. Assets and liabilities of such subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expenses are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments are accumulated and reported as other comprehensive income (loss) as a separate component of shareholders' equity. The effects of changes in exchange rates on foreign currency transactions are included in operations.

Minority Interest

     Minority interest represents the minority shareholders' proportionate share in the equity of the Company's two majority owned subsidiaries, PKL LTD (Korea) and Photronics Semiconductor Mask Corporation (Taiwan) of which minority shareholders owned approximately 24% and 42%, respectively, as of November 2, 2003.

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

     Arrangements with Distributors - The Company does not sell to distributors.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - BUSINESS COMBINATIONS

Acquisition of PKL Ltd.

     In 2001, the Company completed the acquisition of a majority of the total share capital of PKL Ltd. ("PKL"), a photomask manufacturer based in Korea for approximately $56 million. In April of 2002, the Company acquired an additional 28% of PKL in exchange for 1,212,218 shares of Photronics common stock at a fair value of $33.15 per share. As of November 2, 2003 the Company owned approximately 76% of PKL. The acquisition was accounted for as a purchase and accordingly goodwill in the aggregate of $69.4 million was recorded. The assets acquired and liabilities assumed were recorded at fair value and the excess purchase price was allocated to goodwill as there were no other identifiable intangible assets. The Company paid a premium for its investment in PKL to increase its Asian region presence for competitive advantage purposes. The operating results of PKL have been included in the consolidated statements of operations of the Company from August 27, 2001, the date the Company acquired majority share.

     The following table presents unaudited consolidated pro forma information as if the initial majority acquisition of PKL and the additional acquisition of approximately 28% of PKL had occurred as of the beginning of the fiscal years ended November 3, 2002 and October 31, 2001 (for the fiscal year ended November 2, 2003 the information is the same as reported in the consolidated statement of operations):

Year Ended

	November 3, 2002	October 31, 2001

Net sales	$386,871	$416,274
Net loss	$ (3,927)	$ (751)
Diluted loss per share	$ (0.13)	$ (0.03)

     In management's opinion, these unaudited consolidated pro forma amounts for 2002 and 2001 are not necessarily indicative of what the actual combined results of operations might have been had the acquisitions of PKL stock occurred at the beginning of the periods presented.

NOTE 3 - INVESTMENTS

     Short-term investments at November 2, 2003 and November 3, 2002 consist of available-for-sale fixed income and marketable equity securities. Long-term investments ($3,719 at November 2, 2003 and $2,554 at November 3, 2002) included in "Other Assets" primarily consist of available-for-sale equity securities, where fair values were determined based upon quoted market prices. For investments with no quoted market price, the estimated fair value is based upon the financial condition and the operating results and projections of the investee and is considered to approximate cost. Unrealized gains on investments were determined as follows:

	November 2, 2003	November 3, 2002

Fair value	$20,755	$17,702
Cost	16,540	16,095

	4,215	1,607
Less deferred income taxes	1,150	707

Net unrealized gains	$ 3,065	$ 900

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:
	November 2, 2003	November 3, 2002

Land	$ 8,803	$ 5,224
Buildings and improvements	51,113	43,526
Machinery and equipment	754,974	729,782
Leasehold improvements	21,603	23,168
Furniture, fixtures and office equipment	27,281	27,096

	863,774	828,796
Less accumulated depreciation and amortization	475,797	384,936

	$387,977	$443,860

NOTE 5 - INTANGIBLE ASSETS

     Effective November 1, 2001 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets."  This standard changed the accounting for goodwill and intangible assets with an indefinite life whereby such assets are no longer amortized; however, the standard does require evaluation for impairment and a corresponding writedown, if appropriate. SFAS No. 142 requires an initial evaluation of goodwill and impairment upon adoption and annual evaluations thereafter. The initial evaluation was performed as of November 1, 2001 and subsequent evaluations were performed in fiscal years 2002 and 2003 resulting in no impairment in the value of the Company's goodwill.

     Comparative information as if goodwill had not been amortized follows (in thousands, except per share information):

	Year Ended

	November 2, 2003	November 3, 2002	October 31, 2001

Reported net loss	$(48,162)	$(4,857)	$(4,026)

Goodwill amortization	-	-	1,111

Adjusted net loss	$(48,162)	$(4,857)	$(2,915)

Reported diluted net loss
per share	$ (1.50)	$ (0.16)	$ (0.13)

Goodwill amortization	-	-	0.04

Adjusted diluted net loss per share	$ (1.50)	$ (0.16)	$ (0.09)

     Goodwill at November 2, 2003 and November 3, 2002 amounted to approximately $115.9 million, and at October 31, 2001 amounted to approximately $85.1 million. Other intangible assets, which continue to be amortized, consist of software development costs. The balance of other intangible assets consists of a gross carrying amount of $13.1 million at November 2, 2003 and November 3, 2002, less accumulated amortization of $10.2 million at November 2, 2003 and $7.7 million at November 3, 2002.

     Amortization expense of other intangible assets for the fiscal years ended November 2, 2003 and November 3, 2002 were approximately $2.5 million and $2.8 million, respectively. Estimated annual amortization expense of other intangible assets is expected to be $2.3 million in 2004, $0.3 million in 2005, $0.2 million in 2006, and $0.1 million in 2007.

NOTE 6 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

	November 2, 2003	November 3, 2002

Salaries, wages and related benefits	$ 7,472	$ 8,348
Restructuring	7,354	5,959
Income taxes	5,097	6,833
Interest	2,759	5,322
Property taxes	2,751	2,018
Other	6,438	10,502

	$31,871	$38,982

NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following:

	November 2, 2003	November 3, 2002

4.75% convertible subordinated notes due December 15, 2006 including fair value adjustment of $2,232 in 2003 and $1,672 in 2002	$202,232	$201,672
2.25% convertible subordinated notes due April 15, 2008	150,000	-
6% convertible subordinated notes	-	62,100
Debt of non-wholly owned subsidiaries:
Borrowings under current revolving credit facility	-	10,630
Unsecured notes payable	11,229	12,877
Secured notes payable	10,219	19,963
Other	132	192

	373,812	307,434
Less current portion	5,505	10,649

Long-term debt	$368,307	$296,785

     Long-term debt matures as follows: 2004 - $5,505; 2005 - $3,740; 2006 - $12,335; 2007 - $202,232 and 2008 - $150,000. The fair value of long-term debt is estimated based on the current rates offered to the Company and is not significantly different from the carrying value, other than the fair value of its 4.75% and the 2.25% convertible subordinated notes. As of November 2, 2003, based upon quoted market prices the fair values of the 4.75% and 2.25% convertible subordinated notes were approximately $200,000 and $233,000, respectively.

     On April 15, 2003, the Company sold $150.0 million, 2.25% convertible subordinated notes due 2008 in a private offering pursuant to SEC Rule 144A. These notes are convertible into the Company's common stock at a conversion price of $15.89 per share. Net proceeds from the issuance amounted to approximately $145.2 million. On June 2, 2003, a portion of the net proceeds was used to redeem $62.1 million of the Company's outstanding 6% convertible subordinated notes due 2004. Pursuant to the terms of the related indenture, the 6% convertible subordinated notes were redeemed at 100.8571% of the principal amount plus accrued interest of $1.9 million for an aggregate redemption price of $64.5 million, including a premium of $0.5 million. An early extinguishment charge of $0.9 million was incurred on the redemption of the 6% convertible subordinated notes.

     On December 12, 2001 the Company sold $200 million of 4.75% convertible subordinated notes due 2006 in a private offering pursuant to SEC Rule 144A. These notes are convertible into the Company's common stock at a conversion price of $37.00 per share. Net proceeds from the issuance amounted to approximately $193.2 million. Concurrent with the issuance of these notes, on December 12, 2001 the Company repaid all the outstanding borrowings under its former revolving credit agreement which amounted to $57.7 million and terminated the former revolving credit agreement.

     The $100 million notional amount of the 4.75% convertible notes which have been effectively converted to a variable rate under an interest rate swap contract are stated at an amount equal to the sum of its principal amount plus $2.2 million as of November 2, 2003, representing the change in the fair value of the debt obligation attributable to the interest rate risk being hedged. This fair value adjustment has been calculated using a discounted cash flow methodology (see Note 14).

     The Company has a credit agreement, that expires in July 2005, with a group of financial institutions that provides for a revolving credit facility with an aggregate commitment of $100 million. The credit facility allows for borrowings in various currencies with an interest rate that is based on the terms of the agreement and will vary based on currencies borrowed and market conditions. During most of 2003, the Company had borrowed $10.9 million in Korean won denominated borrowings which had an effective interest rate of approximately 7% in 2003. The Company repaid all of its outstanding borrowings ($10.9 million in Korean won) under the $100 million credit facility in October 2003. The facility fee is 0.4% of total aggregate commitment. The credit facility agreement contains various financial and other covenants, including, but not limited to: Defined maximum ratio of senior funded debt to EBITDA, Minimum EBITDA to interest expense, Minimum consolidated net worth and cash balances, Limitation on cash dividends available for payment to shareholders and annual capital expenditures. As of November 2, 2003, approximately $70 million was available under the facility. On April 9, 2003, the credit facility was amended to relax certain financial covenants as a result of the Company's March 2003 consolidation plan and the Company's issuance of $150 million of convertible subordinated notes.

     In the fourth quarter of fiscal 2002, the Company repurchased $41.2 million of its 6% convertible notes for total consideration of $38.2 million. The Company recorded a gain on the repurchase of these notes of $2.6 million, net of the write off of deferred financing fees associated with the portion of 6% convertible notes that were repurchased. In 2002, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections."  SFAS No. 145 rescinds certain guidance for reporting extinguishments of debt and provides guidance to determine if the transactions are part of recurring operations or if they meet the criteria for classification as an extraordinary item. The Company has classified the gain in other income in the accompanying fiscal 2002 consolidated statement of operations.

     The unsecured and secured notes payable are obligations of non-wholly owned subsidiaries and are not guaranteed by the Company. Unsecured notes payable consist primarily of working capital loans and capital expenditure financing with interest rates ranging from approximately 5.9% to 6.5% at November 2, 2003. Secured notes payable consist primarily of collateralized equipment loans with interest rates ranging from approximately 1.7% to 6.0% and are due in monthly installments through May 2006.

     Interest payments were $16.3 million, $15.7 million and $11.0 million in fiscal 2003, 2002 and 2001, respectively.

NOTE 8 - EARNINGS PER SHARE

    The effect of the potential conversion of the Company's convertible subordinated notes and the exercise of certain stock options was anti-dilutive for all years presented. If the assumed conversion of convertible subordinated notes and stock options had been dilutive, the incremental additional shares outstanding would have been 13,718 in 2003, 8,849 in 2002 and 4,453 in 2001.

NOTE 9 - INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

	Year Ended

	November 2, 2003	November 3, 2002	October 31, 2001

Current:
Federal	$ 16	$(7,870)	$ 619
State	79	67	127
Foreign	3,490	1,722	2,285

	3,585	(6,081)	3,031
Deferred:
Federal	(1,775)	(2,886)	(7,078)
State	(827)	52	(913)
Foreign	(59)	1,896	1,960

	(2,661)	(938)	(6,031)

Total	$924	$(7,019)	$(3,000)

     The provision (benefit) for income taxes differs from the amount computed by applying the statutory U.S Federal income tax rate to loss before taxes as a result of the following:

	Year Ended

	November 2, 2003	November 3, 2002	October 31, 2001

U.S. Federal income tax
at statutory rate	$(14,583)	$(1,924)	$ (810)
State income taxes, net of federal benefit	(1,416)	(2,159)	(770)
Change in valuation allowance	18,767	2,189	-
Foreign tax rate differential	(3,693)	(4,097)	(3,920)
Other, net	1,849	(1,028)	2,500

	$ 924	$(7,019)	$(3,000)

     The net deferred income tax liability consists of the following:

	November 2, 2003	November 3, 2002

Deferred income tax assets:
Reserves not currently deductible	$24,232	$ 9,498
Intangibles amortization	1,307	1,798
Net operating losses	24,956	9,576
Alternative minimum tax credits	2,926	3,205
Tax credit carryforwards	3,838	3,810
Foreign exchange gain	-	1,626
Intercompany transactions	1,909	2,971
Non qualified stock options	247	1,825
Other	1,863	2,028

	61,278	36,337
Valuation allowance	(23,217)	(2,510)

	38,061	33,827

Deferred income tax liabilities:
Property, plant and equipment	48,597	43,113
Investments	2,289	1,846
Research and development costs	367	657
Other	1,774	271

	53,027	45,887

Net deferred tax liability	$14,966	$12,060

     The Company's operations have followed the recent migration of semiconductor industry fabrication to Asia, where the Company operates in countries where it is accorded favorable tax jurisdictions. The Company is accorded tax holidays in Taiwan and Singapore, which expire in 2006 and 2005, respectively. In Korea, various investment tax credits have been utilized to reduce the Company's effective income tax rate.

     Income tax payments were $1.6 million, $0.8 million and $2.0 million in fiscal 2003, 2002 and 2001 respectively. Cash received for refunds of income taxes paid in prior years amounted to $9.2 million in fiscal 2003 and $13.5 million in fiscal 2002.

     As of November 2, 2003, the Company had a federal net operating loss carryforward of $58.8 million which expires as follows: $5.0 million in 2020, $14.8 million in 2022 and $39.0 million in 2023. The Company established a valuation allowance for a portion of its deferred tax assets because it is more likely than not that a portion of its net operating loss carryforwards may expire prior to utilization; such valuation allowance increased by $20.7 million, $2.2 million and $0.3 million for the fiscal years ended November 2, 2003, November 3, 2002 and October 31, 2001, respectively.

     As of November 2, 2003, the Company had $2.9 million of alternative minimum tax credit carryforwards that are available to offset future federal taxes payable. The Company also had a $0.9 million general business credit carryforward available as a tax credit until year 2019 when, if still unused, will convert into a tax deduction.

     As of November 2, 2003, deferred income taxes of approximately $25.3 million were not provided on undistributed earnings of certain foreign subsidiaries because such undistributed earnings are expected to be reinvested indefinitely overseas.

     Deferred income tax benefits from the exercise of non-qualified stock options increased additional paid-in capital by $0.2 million in fiscal 2003 and $1.8 million in fiscal 2002.

NOTE 10 - EMPLOYEE STOCK PURCHASE AND OPTION PLANS

     The Company has adopted several stock option plans under which incentive and non-qualified stock options and restricted stock awards may be granted. All plans provide that the exercise price may not be less than the fair market value of the common stock at the date the options are granted and limit the term of options granted to a maximum of ten years.

     The following table summarizes stock option activity for each of the three fiscal years ended November 2, 2003, November 3, 2002 and October 31, 2001 under the plans:

	Stock Options	Weighted Average Exercise Price Per Share

Balance at October 31, 2000	2,793,666	$16.21
Granted	352,950	18.66
Exercised	(428,092)	28.61
Cancelled	(131,287)	18.17

Balance at October 31, 2001	2,587,237	17.05
Granted	791,723	24.16
Exercised	(485,705)	9.90
Cancelled	(204,520)	22.73

Balance at November 3, 2002	2,688,735	20.14
Granted	462,839	12.72
Exercised	(391,966)	11.82
Cancelled	(457,523)	21.77

Balance at November 2, 2003	2,302,085	$19.77

     The following table summarizes information relating to outstanding and exercisable options as of November 2, 2003:

	Range of Exercise Prices

	$0.94 - $12.99	$12.99 - $22.73	$22.73 - $32.47

Outstanding:
Number of options	579,467	1,052,246	670,372
Weighted average remaining years	6.9	6.4	6.9
Weighted average exercise price	$12.06	$19.44	$27.11

Exercisable:
Number of options	301,786	650,298	245,499
Weighted average exercise price	$11.60	$20.14	$27.01

     The Company grants restricted stock awards annually. The restrictions on these awards lapse quarterly over a one-year service period. Restricted stock awards of 15,000, 18,000 and 12,000 shares were awarded in fiscal years 2003, 2002 and 2001 respectively, at market prices per share of $12.93, $31.84 and $24.92, respectively. Compensation expense is recognized over the period of the restrictions.

     At November 2, 2003, 1,450,274 shares were available for grant and 1,197,583 shares were exercisable at a weighted average exercise price of $19.39.

     The Company maintains an Employee Stock Purchase Plan ("Purchase Plan"), under which 600,000 shares of common stock were reserved for issuance. The Purchase Plan enables eligible employees to subscribe, through payroll deductions, to purchase shares of the Company's common stock at a purchase price equal to 85% of the lower of the fair market value on the commencement date of the offering and the last day of the payroll payment period. At November 2, 2003, 562,976 shares had been issued and up to 37,024 shares are subject to outstanding subscriptions under the Purchase Plan.

NOTE 11 - EMPLOYEE BENEFIT PLANS

     The Company maintains a 401(k) Savings and Profit-Sharing Plan (the "Plan") which covers all domestic employees who have completed six months of service and are eighteen years of age or older. Under the terms of the Plan, employees may contribute up to 25% of their compensation, subject to certain maximum amounts, which will be matched by the Company at 50% of the employee's contributions, which are not in excess of 4% of the employee's compensation. Employee and employer contributions vest fully upon contribution. Employer contributions amounted to $0.6 million in fiscal 2003, $0.7 million in fiscal 2002 and  $0.9 million in fiscal 2001.

     The Company maintains a cafeteria plan to provide eligible domestic employees with the option to receive non-taxable medical, dental, disability and life insurance benefits. The cafeteria plan is offered to all active full-time domestic employees and their qualifying dependents. The Company's contributions amounted to $4.1 million in fiscal 2003, $5.5 million in 2002 and $5.7 million in fiscal 2001.

     The Company's foreign subsidiaries maintain benefit plans for their employees, which vary by country. The obligations and cost of these plans are not significant to the Company's consolidated financial statements.

NOTE 12 - LEASES

     The Company leases various real estate and equipment under non-cancelable operating leases. Rental expense under such leases amounted to $2.0 million in fiscal 2003, $2.6 million in fiscal 2002 and $1.6 million in fiscal 2001.

     Future minimum lease payments (excluding costs associated with facilities closed under restructuring plans) under non-cancelable operating leases with initial or remaining terms in excess of one year at November 2, 2003 follow:

2004	$1,967
2005	2,317
2006	1,350
2007	507
2008	507
Thereafter	423

$7,071

NOTE 13 - COMMITMENTS AND CONTINGENCIES

     At November 2, 2003 the Company had capital expenditure purchase commitments outstanding of approximately $33.0 million.

     Financial instruments that potentially subject the Company to credit risk consist principally of trade accounts receivable and temporary cash investments. The Company sells its products primarily to manufacturers in the semiconductor and computer industries in North America, Europe and Asia. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Historically, the Company has not incurred significant credit-related losses.

     Financial Accounting Standards Board Statement No. 107, ("FAS 107") "Disclosures About Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. Other than the fair values of the Company's convertible subordinated notes disclosed in Note 7, the carrying values of the Company's other financial instruments approximate fair value.

NOTE 14 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     On October 22, 2002, the Company entered into an interest rate swap contract, which effectively converted $100 million of its 4.75% fixed rate convertible notes to a variable rate. Under the contract, payments are made on a LIBOR based variable rate (2.49% at November 2, 2003).

     The interest rate swap contract is used to adjust the proportion of total debt that is subject to fixed interest rates. This contract is considered to be a hedge against interest rate risk of the Company's fixed rate debt obligations. Accordingly, the interest rate swap contract is stated at fair value in the Company's consolidated balance sheet and the related portion of fixed rate debt being hedged is stated at an amount equal to the sum of its principal amount plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged. In addition, changes during any accounting period in the fair value of the interest rate swap contract, as well as offsetting changes in the adjusted carrying value of the related portion of fixed rate debt being hedged, are recognized as adjustments to interest expense in the Company's consolidated statement of operations. The net effect of this interest rate swap contract on the Company's statement of operations is that the interest expense portion of fixed rate debt being hedged is generally recorded based on variable rates.

     At November 2, 2003 the interest rate swap contract was recorded as an asset of $1.6 million in the Company's consolidated balance sheet. The fair value adjustment for the related portion of fixed rate debt being hedged increased the $100 million carrying amount of such debt by approximately $2.2 million (See Note 7). These fair values have been calculated using a discounted cash flow methodology. The net gain or loss on the ineffective portion of the interest rate swap contract was not material to the Company's consolidated statement of operations.

     In fiscal year 2001, the Company entered into forward currency contracts to hedge transactions to purchase certain equipment to be settled in Japanese Yen. Such derivatives were designated and qualified as cash flow hedging instruments and reported at fair value. In 2003, the equipment was placed in service and the loss of $1.1 million included in accumulated other comprehensive income (loss) is being amortized as a charge to earnings over the life of the equipment. In 2003, the amortization was $0.1 million.

NOTE 15 - SEGMENT INFORMATION

     The Company operates in a single industry segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors. In addition to its manufacturing facilities in the United States, the Company currently has operations in the United Kingdom, Germany, Switzerland, Singapore, Taiwan, and Korea. The Company's 2003, 2002 and 2001 net sales, operating income (loss) and identifiable assets by geographic area were as follows:

	Net Sales	Operating Income (Loss)	Total Identifiable Assets

2003:
North America	$142,022	$(60,033)	$504,782
Europe	59,085	2,056	107,477
Asia	147,777	28,055	253,281

	$348,884	$(29,922)	$865,540

2002:
North America	$194,279	$(27,807)	$460,099
Europe	63,192	11,936	120,509
Asia	129,400	23,664	251,834

	$386,871	$ 7,793	$832,442

2001:
North America	$241,873	$(12,980)	$332,706
Europe	64,809	7,905	94,818
Asia	71,287	12,056	233,174

	$377,969	$ 6,981	$660,698

     Approximately 2%, 4% and 4% of net domestic sales in fiscal 2003, 2002 and 2001, respectively, were for delivery outside of the United States.

     Samsung Electronics Co., Ltd. accounted for 16% and 10% of the Company's net sales in fiscal 2003 and 2002, respectively. During fiscal 2001 no single customer accounted for more than 10% of total net sales.

NOTE 16 - COMPREHENSIVE INCOME (LOSS)

     The Company's comprehensive income (loss) as reported in the consolidated statements of shareholders' equity, consists of net earnings (losses) and all changes in equity during a period except those resulting from investments by owners and distributions to owners, which are presented before-tax. The Company does not provide for U.S. income taxes on foreign currency translation adjustments. Accumulated other comprehensive income (loss) consists of unrealized gains and losses on certain investments in equity securities and foreign currency translation adjustments. The related tax effects allocated to each component of other comprehensive income (loss) were as follows for the three fiscal years ended November 2, 2003, November 3, 2002 and October 31, 2001:

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount

2003:
Foreign currency translation adjustment	$ 10,990	$ -	$ 10,990
Loss on change in fair value of cash flow hedge	112	-	112
Unrealized holding losses arising during the period	2,608	(443)	2,165

Other comprehensive income (loss)	$ 13,710	$(443)	$ 13,267

2002:
Foreign currency translation adjustment	$ 10,514	$ -	$ 10,514
Loss on change in fair value of cash flow hedge	(691)	-	(691)
Unrealized holding losses arising during the period	(3,200)	1,118	(2,082)

Other comprehensive income	$ 6,623	$1,118	$ 7,741

2001:
Foreign currency translation adjustment	$(10,114)	$ -	$(10,114)
Loss on change in fair value of cash flow hedge	(431)	-	(431)
Unrealized holding losses arising during the period	(4,803)	2,485	(2,318)

Other comprehensive income (loss)	$(15,348)	$2,485	$(12,863)

NOTE 17 - CONSOLIDATION, RESTRUCTURING AND RELATED CHARGES

     Since 2001, the Company has closed four manufacturing facilities in North America and one in Europe due in part to the migration of semiconductor manufacturing to Asia, excess capacity, competitive pricing pressures and weakened demand. Decisions regarding which facilities to close were based on sales volume projections, customer base and production qualifications.

     In March 2003, the Company implemented a plan to close its Phoenix, Arizona manufacturing facility and further consolidate its North American manufacturing network in order to increase capacity utilization and manufacturing efficiencies. Total consolidation and related charges of $42.0 million were recorded during the second quarter of fiscal 2003. Components of the charge include $3.4 million for workforce reductions of approximately 170 employees in the United States, $4.4 million for facility lease payments, and $34.2 million of non-cash charges for the impairment of the carrying value of fixed assets.

     In August 2002, the Company implemented a consolidation plan that included the ceasing of photomask manufacturing at its Milpitas, California site and a reduction of its workforce of approximately 135 employees in the United States. The total charge associated with this plan was $14.5 million, which included $2.5 million for workforce reduction, $1.5 million for facility lease payments, and $10.5 million of non-cash charges for the impairment of the carrying value of fixed assets.

     In April 2001, as part of the Company's final phase of its merger with Align-Rite, the Company initiated a consolidation plan to consolidate its global photomask manufacturing network and reduce its global workforce by approximately 120 employees. The total charge of $38.1 million consisted of non-cash charges of $29.6 million for the impairment of fixed assets and intangible assets, $4.0 million for severance and benefits and $4.5 million for facility closing costs and lease payments.

     For these previously announced actions, the Company's restructuring expenditures were $40.6 million, $16.1 million and $30.5 million for fiscal years ended November 2, 2003, November 3, 2002 and October 31, 2001, respectively. These charges relate to the impairment in carrying value of fixed assets, severance and benefits for terminated employees, and non-cancelable facility lease payments. From April 2001 through November 2, 2003, the Company had expended, including non-cash charges, $87.2 million.

     The following tables set forth the Company's restructuring reserves as of November 2, 2003, November 3, 2002 and October 31, 2001 and reflect the activities affecting the reserves for years then ended:

	Year Ended
	November 2, 2003

	November 3, 2002 Balance	Charges	Credits	November 2, 2003 Balance

Manufacturing capacity reduction and other	$4,268	$38,575	$(36,988)	$5,855

Workforce reductions	1,691	3,425	(3,617)	1,499

Total	$5,959	$42,000	$(40,605)	$7,354

	Year Ended
	November 3, 2002

	October 31, 2001 Balance	Charges	Credits	November 3, 2002 Balance

Manufacturing capacity reduction and other	$4,990	$12,025	$(12,747)	$4,268

Workforce reductions	2,567	2,475	(3,351)	1,691

Total	$7,557	$14,500	$(16,098)	$5,959

	Year Ended
	October 31, 2001

	October 31, 2000 Balance	Charges	Credits	October 31, 2001 Balance

Manufacturing capacity reduction and other	$ -	$34,134	$(29,144)	$4,990

Workforce reductions	-	3,966	(1,399)	2,567

Total	$ -	$38,100	$(30,543)	$7,557

     As of November 2, 2003, the Company anticipates that substantially all of the $1.5 million relating to workforce reductions will be paid by the end of the second quarter of fiscal year 2004, and non-cancelable lease obligations and other of $5.9 million will be paid over the respective lease terms through 2009.

     Effective November 4, 2002, the Company adopted SFAS No.'s 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and 146 "Accounting for Costs Associated with Exit or Disposal Activities."  The March 2003 restructuring was accounted for in accordance with SFAS Nos. 144 and 146.

NOTE 18 - RELATED PARTY TRANSACTIONS

     The Chairman of the Board of the Company is also the Chairman of the Board and majority shareholder of a company who is a supplier of secure managed information technology services. Another director of the Company is also an employee and a director of this company. In 2002, the Company entered into a fifty-two month service contract with this company to provide services to all of the Company's worldwide facilities at a cost of approximately $3.2 million per year. In 2003, the Company has entered into additional contracts with this company ranging from 12 months to 52 months to provide additional services for approximately $0.7 million per year. The Company incurred expenses of $3.9 million in 2003 and $2.4 million in 2002 related to services provided by this company, of which the amount owed to this company was $0.5 million at November 2, 2003 and $0.3 million at November 3, 2002.

       An officer of the Company is also the CEO, president and director of one of the Company's majority held subsidiaries that purchases photomask blanks from a company of which he is a significant shareholder. In 2003, the Company purchased $2.2 million of photomask blanks from this company of which $0.4 million was owed to this company as of November 2, 2003.

     In June of 2002, the Company purchased land from an entity controlled by the Chairman of the Board of the Company for approximately $0.5 million. The Company also purchased in June 2002 one of its manufacturing facilities (the "purchased manufacturing facility") and the land in June 2002 from an entity controlled by the Chairman's two sons, one of whom is a Board member, for approximately $2.2 million. The purchase price for both transactions was equal to the appraised value as established by independent appraisals obtained by the Company.

     The Company previously leased the purchased manufacturing facility from the entity controlled by the chairman's two sons prior to the purchase by the Company. The rent paid to this entity for the fiscal year ended November 3, 2002 was approximately $45 thousand.

     The Company believes that the terms of the transactions described above with affiliated companies and persons were negotiated at arm's-length and were no less favorable to the Company than the Company could have obtained from non-affiliated parties.

NOTE 19 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth certain unaudited quarterly financial data:

	First	Second	Third	Fourth	Year

2003:		(a)	(b)		(a) (b)

Net sales	$81,393	$ 85,548	$90,454	$91,489	$348,884
Gross margin	17,635	22,740	28,424	29,398	98,197
Net income (loss)	(8,487)	(44,070)	1,272	3,123	(48,162)

Earnings (loss) per share:
Basic	(0.26)	(1.37)	0.04	0.10	(1.50)
Diluted	(0.26)	(1.37)	0.04	0.10	(1.50)

2002:				(c)	(c)

Net sales	$95,686	$103,057	$98,070	$90,058	$386,871
Gross margin	27,932	31,738	28,078	22,672	110,420
Net income (loss)	1,747	2,519	1,185	(10,308)	(4,857)

Earnings (loss) per share:
Basic	0.06	0.08	0.04	(0.32)	(0.16)
Diluted	0.06	0.08	0.04	(0.32)	(0.16)

a)

Includes consolidation charge of $42.0 million ($39.9 million after tax or $1.24 per diluted share), incurred in the second quarter of fiscal 2003, in connection with ceasing the manufacture of photomasks at the Phoenix, Arizona facility and the consolidation of the Company's North American operating infrastructure.

b)

Includes early extinguishment charge of $0.9 million after tax (or $.03 per diluted share) incurred in the third quarter of fiscal 2003, in connection with the early redemption of the company's 6% $62.1 million convertible notes due June 2004.

c)

Includes consolidation charges of $14.5 million ($10.0 million after tax, or $0.32 per diluted share), incurred in the fourth quarter of fiscal 2002, in connection with a reduction in workforce in the United States and ceasing the manufacture of photomasks at the Milpitas, California facility.

NOTE 20 - OTHER RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. On November 5, 2003, the FASB issued FSP No. 150-3 which deferred the effective date of SFAS No. 150 indefinitely for certain mandatory redeemable non controlling interests. In addition, on November 7, 2003 the FASB issued FSP No. FAS 150-4, which states that employee stock ownership plan shares (ESOP) which are mandatorily redeemable or free-standing agreements to repurchase ESOP shares are not within the scope of Statement 150. Management has evaluated the provisions of this statement, and does not believe it has an impact on the Company's consolidated financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     The Company's chief executive officer and chief financial officer have concluded that, as of the end of the fiscal year 2003, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information as to Directors required by Item 401 and 405 of Regulation S-K is set forth in the Company's 2004 definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K under the caption "PROPOSAL 1 - ELECTION OF DIRECTORS" and in paragraph three under the caption "MEETINGS AND COMMITTEES OF THE BOARD" and is incorporated herein by reference. The information as to Executive Officers is included in the Company's 2004 definitive proxy statement under the caption "EXECUTIVE OFFICERS" and is incorporated in this report by reference.

     The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller. A copy of the code of ethics may be obtained, free of charge, by writing to the General Counsel of Photronics, Inc., at 15 Secor Road, Brookfield, Connecticut 06804.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K is set forth in the Company's 2004 definitive proxy statement under the captions "EXECUTIVE COMPENSATION," "STOCK OPTIONS", "CERTAIN AGREEMENTS," and "DIRECTORS' COMPENSATION" and is incorporated in this report by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  AND RELATED SHAREHOLDER MATTERS

     The information required by Items 403 and 201(d) of Regulation S-K is set forth in the Company's 2004 definitive proxy statement under the captions "Ownership of Common Stock by Directors, Nominees, Officers and Certain Beneficial Owners" and "Equity Compensation Plan Information," respectively and is incorporated in this report by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 404 of Regulation S-K is set forth in the Company's 2004 definitive proxy statement under the caption "CERTAIN TRANSACTIONS" and is incorporated in this report by reference.

PART IV

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Not applicable

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) The following documents are filed as part of this report:

1)	Financial Statements

Independent Auditors' Reports

Consolidated Balance Sheets at November 2, 2003 and November 3, 2002

Consolidated Statements of Operations for the years ended November 2, 2003, November 3, 2002 and October 31, 2001

Consolidated Statements of Shareholders' Equity for the years ended November 2, 2003, November 3, 2002 and October 31, 2001

Consolidated Statements of Cash Flows for the years ended November 2, 2003, November 3, 2002 and October 31, 2001

Notes to Consolidated Financial Statements

2)	Financial Statement Schedules

Schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3)	Exhibits: See Exhibits Index

(B) Reports on Form 8-K

On August 20, 2003, the Company filed a report dated August 20, 2003 on Form 8-K under Item 5 which included the Company's press release announcing results for the third quarter ended
August 3, 2003. No financial statements were filed with this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTRONICS, INC.
(Registrant)

By	/s/ SEAN T. SMITH
January 26, 2004
Sean T. Smith Vice President Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ CONSTANTINE S. MACRICOSTAS
January 26, 2004
Constantine S. Macricostas Chairman of the Board Director

By	/s/ DANIEL DEL ROSARIO
January 26, 2004
Daniel Del Rosario Chief Executive Officer Director

By	/s/ SEAN T. SMITH
January 26, 2004
Sean T. Smith Vice President Chief Financial Officer

By	/s/ WALTER M. FIEDEROWICZ
January 26, 2004
Walter M. Fiederowicz Director

By	/s/ JOSEPH A. FIORITA, JR.
January 26, 2004
Joseph A. Fiorita, Jr. Director

By	/s/ GEORGE C. MACRICOSTAS
January 26, 2004
George C. Macricostas Director

By	/s/ WILLEM D. MARIS
January 26, 2004
Willem D. Maris Director

EXHIBITS INDEX
Exhibit Number	Description

3.1	Certificate of Incorporation. (1)

3.2	Amendment to Certificate of Incorporation, dated March 16, 1990. (2)

3.3	Amendment to Certificate of Incorporation, dated March 16, 1995. (6)

3.4	Amendment to Certificate of Incorporation, dated November 13, 1997. (8)

3.5	Amendment to Certificate of Incorporation, dated April 15, 2002. (13)

3.6	By-Laws, as amended. (1)

4.1	Form of Stock Certificate. (1)

4.2	Form of Indenture between the Company and The Bank of Nova Scotia Trust Company of New York, as Trustee, relating to the 4.75% Convertible Subordinated Notes due December 15, 2006. (11)

4.3	Registration Rights Agreement, dated December 12, 2001 between the Company, Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner and Smith. (11)

4.4	Registration Rights Agreement dated April 4, 2002 between the Company and Photo (L) Limited, Mask (L) Limited, Lakeway (L) Limited, and March (L) Limited. (10)

4.5	Form of Indenture between the Company and the Bank of New York, as Trustee, relating to the 2.25% Convertible Subordinated Notes due April 15, 2008. (14)

4.6	Registration Rights Agreement, dated April 15, 2003 between the Company, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner and Smith Incorporated and JP Morgan Securities Inc. (14)

10.1	Credit Agreement dated as of July 12, 2002 among Photronics, Inc., JP Morgan Chase Bank, HSBC Bank USA, The Bank of New York, Fleet National Bank and Citizens Bank of Massachusetts. (12)

10.2	Master Service Agreement dated January 11, 2002 between the Company and RagingWire Telecommunications, Inc. (15)

10.3	Real Estate Agreement dated June 19, 2002 between Constantine Macricostas and the Company. (15)

10.4	Real Estate Agreement dated June 26, 2002 between George Macricostas and Stephen Macricostas and the Company. (15)

10.5	The Company's 1992 Employee Stock Purchase Plan. (3)

10.6	The Company's 1994 Employee Stock Option Plan. (4) +

10.7	The Company's 1996 Stock Option Plan. (7) +

10.8	The Company's 1998 Stock Option Plan. (9) +

10.9	The Company's 2000 Stock Option Plan filed as Appendix A to the Company's Notice of Annual Meeting and Proxy Statement dated April 4, 2000 is incorporated herein by reference. +

10.10	Form of Agreement regarding Life Insurance between the Company and Mr. Macricostas. (5) +

10.11	The Company's 2000 Stock Plan, as amended (13). +

10.12	Consulting Agreement between the Company and Michael J. Yomazzo, dated October 10, 1997. (8)+

10.13	Consulting Agreement between the Company and Constantine S. Macricostas, dated October 10, 1997. (8)+

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

10.15

Second Amendment Agreement dated as of April 9, 2003 among Photronics, Inc., The Borrowing
Subsidiaries Party Hereto, The Guarantors Party Hereto, The Lenders Party Hereto and JP Morgan Chase
Bank, as Administrative Agent. (16)

21	List of Subsidiaries. *

23	Consent of Deloitte & Touche LLP. *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

+	Represents a management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, File Number 33-11694, which was declared effective by the Commission on March 10, 1987, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company's Registration Statement on Form S-2, File Number 33-34772 which was declared effective by the Commission on June 22, 1990, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company's Registration Statement on Form S-8, File Number 33-47446, which was filed on April 24, 1992, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company's Registration Statement on Form S-8, File Number 33-78102, which was filed on April 22, 1994, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1995, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company's Current Report on Form 8-K, dated March 24, 1995, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company's Registration Statement on Form S-8, File Number 333-02245, which was filed on April 4, 1996, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1997, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company's Registration Statement on Form S-8, File Number 333-50809, which was filed on April 23, 1998, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company's Registration Statement on Form S-3, File Number 333-88122 which was filed on May 13, 2002, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2002, and incorporated herein by reference.

(13)	Filed as an exhibit to the Company's Registration Statement on Form S-8, File Number 333-86846, which was filed on April 24, 2002, and incorporated herein by reference.

(14)	Filed as an exhibit to the Company's Registration Statement on Form S-3, File Number 333-105918, which was filed on June 6, 2003 and incorporated herein by reference.

(15)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2002, and incorporated herein by reference.

(16)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 4, 2003, and incorporated herein by reference.

COPIES OF EXHIBITS WILL BE PROVIDED TO SHAREHOLDERS UPON REQUEST.