Form 10-Q
period 2004-02-01
PHOTRONICS INC
filed 2004-03-15
CIK 810136

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 1, 2004
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
Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).
Yes  ☒ No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2004
Common Stock, $0.01 par value	32,520,286 Shares

Forward Looking Information

     Certain statements in this report are considered "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. For a description of the factors that could cause the actual results of the Company to be materially different from those projected, please review the Company's SEC reports that detail these risks and uncertainties and the section captioned "Forward Looking Information" contained in the Company's Annual Report on Form 10-K for the year ended November 2, 2003. Any forward looking statements should be considered in light of these factors.

PHOTRONICS, INC.
AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	February 1, 2004	November 2, 2003

ASSETS

Current assets:
Cash and cash equivalents	$127,702	$214,777
Short-term investments	108,256	17,036
Accounts receivable, net	59,888	59,579
Inventories	13,377	14,329
Deferred income taxes and other current assets	37,167	34,161

Total current assets	346,390	339,882

Property, plant and equipment, net	386,272	387,977
Goodwill and other intangibles, net	118,412	118,892
Other assets	18,566	18,789

	$869,640	$865,540

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$ 4,931	$ 5,505
Accounts payable	36,927	43,997
Other accrued liabilities	28,410	31,871

Total current liabilities	70,268	81,373

Long-term debt	367,838	368,307
Deferred income taxes and other liabilities	56,611	54,723
Minority interest	55,320	52,808

Shareholders' equity:
Preferred stock, $0.01 par value,
2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value,
150,000 shares authorized, 32,520 shares issued and outstanding at February 1, 2004 and 32,487 shares issued and outstanding
at November 2, 2003	325	325
Additional paid-in capital	199,992	199,535
Retained earnings	112,343	110,201
Accumulated other comprehensive income (loss)	7,170	(1,732)
Deferred compensation on restricted stock	(227)	-

Total shareholders' equity	319,603	308,329

	$869,640	$865,540

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended

	February 1, 2004	February 2, 2003

Net sales	$90,489	$81,393

Costs and expenses:

Cost of sales	61,851	63,758

Selling, general and administrative	13,534	14,373

Research and development	7,441	7,619

Operating income (loss)	7,663	(4,357)

Other expenses, net	(2,713)	(3,030)

Income (loss) before income taxes and minority interest	4,950	(7,387)

Income tax provision (benefit)	1,293	(497)

Income (loss) before minority interest	3,657	(6,890)

Minority interest in income of consolidated subsidiaries	(1,515)	(1,597)

Net income (loss)	$ 2,142	$(8,487)

Earnings (loss) per share:

Basic	$ 0.07	$ (0.26)

Diluted	$ 0.07	$ (0.26)

Weighted average number of common shares outstanding:

Basic	32,493	32,037

Diluted	32,790	32,037

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended

	February 1, 2004	February 2, 2003

Cash flows from operating activities:
Net income (loss)	$ 2,142	$(8,487)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,115	22,570
Changes in assets and liabilities:
Accounts receivable	751	4,083
Inventories	1,206	1,525
Other current assets	(2,820)	(3,365)
Accounts payable and other	(7,096)	(23,108)

Net cash provided by (used in) operating activities	15,298	(6,782)

Cash flows from investing activities:
Deposits on and purchases of property, plant and equipment	(10,740)	(9,342)
Purchases of investments, net	(91,221)	(497)
Other	638	437

Net cash used in investing activities	(101,323)	(9,402)

Cash flows from financing activities:
Repayments of long-term debt	(2,082)	(7,533)
Proceeds from issuance of common stock	154	77

Net cash used in financing activities	(1,928)	(7,456)

Effect of exchange rate changes on cash flows	878	1,336

Net decrease in cash	(87,075)	(22,304)
Cash and cash equivalents at beginning of period	214,777	113,944

Cash and cash equivalents at end of period	$127,702	$91,640

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended February 1, 2004 and February 2, 2003
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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending October 31, 2004. Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 2, 2003.

NOTE 2 - STOCK-BASED COMPENSATION

     The Company has several stock option plans under which incentive and non-qualified stock options may be granted. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees,"and related Interpretations. Under this method, stock-based employee compensation cost is reflected in net income (loss) only if options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share amounts).

	Three Months Ended

	February 1, 2004	February 2, 2003

Reported net income (loss)	$2,142	$(8,487)

Effect of total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(984)	(1,398)

Pro forma net income (loss)	$1,158	$(9,885)

Earnings (loss) per share:

Basic and diluted - as reported	$ 0.07	$ (0.26)
Basic and diluted - pro forma	$ 0.04	$ (0.31)

NOTE 3 - COMPREHENSIVE INCOME

      The following table summarizes comprehensive income for the three months ended February 1, 2004 and February 2, 2003 (in thousands):

	Three Months Ended

	February 1, 2004	February 2, 2003

Net income (loss)	$ 2,142	$(8,487)

Other comprehensive income:
Unrealized losses on investments	(9)	(22)
Foreign currency translation adjustments	8,911	9,638

	8,902	9,616

Total comprehensive income	$11,044	$ 1,129

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

      A reconciliation of basic and diluted EPS for the three months ended February 1, 2004 and February 2, 2003, respectively, follows (in thousands, except per share amounts):

	Net Income (Loss)	Average Shares Outstanding	Earnings (Loss) Per Share

2004:

Basic	$ 2,142	32,493	$ 0.07

Effect of potential dilution from exercise of stock options	-	297	-

Diluted (a)	2,142	32,790	$ 0.07

2003:

Basic and diluted (b)	$(8,487)	32,037	$(0.26)

(a) The effect of the conversion of the Company's convertible subordinated notes was anti-dilutive for the three months ended February 1, 2004. If the assumed conversion of convertible subordinated notes had been dilutive, the average shares outstanding would have been increased by 16,127 for the three months ended February 1, 2004.

(b) The effect of stock options and the conversion of the Company's convertible notes for the three months ended February 2, 2003 is anti-dilutive. If the assumed exercise of stock options and conversion of convertible subordinated notes had been dilutive, the average shares outstanding would have been increased by 9,794 for the three months ended February 2, 2003.

NOTE 5 - CONSOLIDATION, RESTRUCTURING AND RELATED CHARGES

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

     In August 2002, the Company implemented a consolidation plan that included the discontinuation of photomask manufacturing at its Milpitas, California site and a reduction of its workforce of approximately 135 employees in the United States. The total charge associated with this plan was $14.5 million, which included $2.5 million for workforce reductions, $1.5 million for facility lease payments, and $10.5 million of non-cash charges for the impairment of the carrying value of fixed assets.

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

     For these previously announced actions, the Company's restructuring expenditures were $0.7 million and $1.9 million for the three months ended February 1, 2004 and February 2, 2003, respectively. These charges relate to severance and benefits for terminated employees, and non-cancelable facility leases and other payments. From April 2001 through February 1, 2004, the Company had expended, including non-cash charges, approximately $88.0 million.

     The following tables sets forth the Company's restructuring reserves as of February 1, 2004 and February 2, 2003 respectively and reflects the activity affecting the reserves for the three months then ended (in thousands):

	Three Months Ended
	February 1, 2004

	November 2, 2003			February 1, 2004
	Balance	Charges	Credits	Balance

Manufacturing capacity reduction and other	$5,855	-	$(108)	$5,747

Workforce reductions	1,499	-	(628)	871

Total	$7,354	-	$(736)	$6,618

	Three Months Ended
	February 2, 2003

	November 3, 2002			February 2, 2003
	Balance	Charges	Credits	Balance

Manufacturing capacity reduction and other	$4,268	-	$ (649)	$3,619

Workforce reductions	1,691	-	(1,237)	454

Total	$5,959	-	$(1,886)	$4,073

     The Company anticipates that substantially all of the $0.9 million relating to workforce reductions will be paid by the end of the second quarter of fiscal 2004. Non-cancelable lease obligations and other charges of $5.7 million will be paid over the respective lease terms through 2009.

     Effective November 4, 2002, the Company adopted SFAS No.'s 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and 146 "Accounting for Costs Associated with Exit or Disposal Activities."  The March 2003 restructuring was accounted for in accordance with SFAS No. 144 and No. 146.

NOTE 6 - INCOME TAXES

      The income tax provision (benefit) differs from the amount computed by applying the United States statutory rate of 35 percent to income (loss) before income taxes due to the Company's reduced tax rates in certain Asian jurisdictions and valuation allowances placed on certain deferred tax assets generated by net operating loss carryforwards.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENT

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. On November 5, 2003, the FASB issued FASB Staff Position (FSP) No. 150-3 which deferred the effective date of SFAS No. 150 indefinitely for certain mandatory redeemable non controlling interests. In addition, on November 7, 2003 the FASB issued FSP No. FAS 150-4, which states that employee stock ownership plan shares (ESOP) which are mandatorily redeemable or free-standing agreements to repurchase ESOP shares are not within the scope of Statement 150. Management has evaluated the provisions of this statement, and does not believe it has an impact on the Company's consolidated financial statements.

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

     The manufacture of photomasks for use in fabricating integrated circuits and other related products built using comparable photomask-based process technologies has been, and continues to be, capital intensive based upon the need to maintain a technology-based infrastructure. The Company's integrated global manufacturing network and employees, which consists of nine sites, represent a significant portion of its fixed operating cost base. Should sales volumes decrease based upon the flow of design releases from the Company's customers, the Company may have excess and underutilized production capacity that could significantly impact operating margins.

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

Material Changes in Results of Operations
Three Months ended February 1, 2004 versus February 2, 2003

     The following table represents selected operating information expressed as a percentage of net sales:

	Three Months Ended

	February 1, 2004	February 2, 2003

Net sales	100.0%	100.0%
Cost of sales	68.4	78.3

Gross margin	31.6	21.7
Selling, general and administrative expenses	15.0	17.7
Research and development expenses	8.2	9.4

Operating income (loss)	8.4	(5.4)
Other expense, net	(2.9)	(3.7)

Income (loss) before income tax provision (benefit) and minority interest	5.5	(9.1)
Income tax provision (benefit)	1.4	(0.6)
Minority interest	(1.7)	(1.9)

Net income (loss)	2.4%	(10.4)%

     Net sales for the quarter ended February 1, 2004 increased 11.2% to $90.5 million compared with $81.4 million for the corresponding prior year period primarily as a result of increased new design releases, due in part, to improved end user demand, both consumer and corporate, for devices utilizing semiconductors. The increase is also partially attributable to reduced fab closures during the North American, European and Asian holiday periods in 2004 as compared to 2003. By geographic area, net sales in Asia increased $6.9 million or 20.8%, North American sales increased $1.6 million or 4.8% and European sales increased $0.6 million or 4.0%.

     Gross margin for the quarter ended February 1, 2004 increased to 31.6% of net sales as compared to 21.7% during the corresponding period last year as a result of the increased revenues coupled with improved utilization of the Company's manufacturing network during the first quarter of 2004.  During March 2003, the Company reduced its North American manufacturing capacity with the closure of its Phoenix, Arizona manufacturing facility and additional consolidation of its North American manufacturing network.

      Selling, general and administrative expenses decreased $0.9 million to $13.5 million for the quarter ended February 1, 2004, compared with $14.4 million for the same period in the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses decreased to 15.0% as compared to 17.7% for the same period in the prior fiscal year. The decreased selling, general and administrative expenses were primarily attributable to reduced salaries and wages and facility costs associated with the Company's March 2003 consolidation initiatives.

     Research and development expenses for the quarter ended February 1, 2004 decreased 2.3% to $7.4 million compared with $7.6 million for the same period in the prior fiscal year. Research and development expenditures include costs associated with the development of 90 and 65 nanometer process technologies. Research and development was 8.2% of net sales for the quarter ended February 1, 2004, compared to 9.4% in the corresponding prior year period.

     Operating income (loss) for North America, Europe and Asia was $(742), $111 and $8,294, respectively, for the quarter ended February 1, 2004, and $(11,147), $1,019 and $5,771, respectively, for the quarter ended February 2, 2003.

     Net other expense was $2.7 million for the quarter ended February 1, 2004, as compared to $3.0 million for the quarter ended February 2, 2003. The decrease is primarily associated with decreased borrowing costs and increased investment income. Net other expense is primarily comprised of interest expense, interest income and foreign currency gains or losses.

     The provision for income taxes for the quarter ended February 1, 2004 was $1.3 million as compared to a benefit of $0.5 million for the quarter ended February 2, 2003. The effective income tax rate of 37% resulted from taxes incurred on income generated in taxable jurisdictions that were partially offset by the Company's inability to record additional deferred tax benefits for net operating losses in the United States. The Company's operations have followed the recent migration of semiconductor industry fabrication to Asia, where the Company operates in countries where it is accorded favorable tax jurisdictions. The Company is accorded tax holidays in Taiwan and Singapore, which expire in 2006 and 2005, respectively. In Korea, various investment tax credits have been utilized to reduce the Company's effective income tax rate.

     Minority interest of $1.5 million for the three months ended February 1, 2004 and $1.6 million for February 2, 2003, reflects the minority interest in earnings of the Company's non-wholly owned subsidiaries in Taiwan and Korea.

Liquidity and Capital Resources

     The Company's working capital at February 1, 2004 was $276.1 million compared with $258.5 million at November 2, 2003. Cash, cash equivalents and short-term investments at February 1, 2004 were $236.0 million compared to $231.8 million at November 2, 2003. Cash provided by operating activities was $15.3 million for the quarter ended February 1, 2004 as compared to $6.8 million used in operating activities for the same period last year. This increase was primarily due to the net income generated during the first quarter of 2004 as compared to an incurred net loss during the first quarter of 2003 coupled with decreased progress payments to vendors, primarily for equipment purchased in 2002. Cash used in investing activities was $101.3 million, which includes increased short-term investments of $91.2 million and capital expenditures of $10.7 million, for the quarter ended February 1, 2004.

     The Company has a credit agreement, that expires in July 2005, with a group of financial institutions that provides for a revolving credit facility with an aggregate commitment of $100 million. The credit facility allows for borrowings in various currencies with an interest rate that is based on the terms of the agreement and will vary based on currencies borrowed and market conditions. The facility fee is 0.4% of the total aggregate commitment. The credit facility agreement contains various financial and other covenants, including, but not limited to: Defined maximum ratio of senior funded debt to EBITDA, Minimum EBITDA to interest expense, Minimum consolidated net worth and cash balances, Limitation on cash dividends available for payment to shareholders and Annual capital expenditures. As of February 1, 2004, approximately $82 million was available under the facility.

     The Company's commitments represent investments in additional manufacturing capacity as well as advanced equipment for the production of high-end photomasks. At February 1, 2004, Photronics had commitments outstanding for capital expenditures of approximately $35.0 million. Additional commitments for capital expenditures are expected to be incurred during the remainder of fiscal 2004. The Company expects capital expenditures for fiscal 2004 to be approximately $75.0 to $85.0 million. The Company will continue to use its working capital to finance its capital expenditures. Photronics believes that its currently available resources, together with its capacity for growth and its access to other debt and equity financing sources, are sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the foreseeable future.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

     The following table quantifies the Company's future contractual obligations and commercial commitments as of February 1, 2004 (in millions):

Contractual Obligations

	Payments Due in Fiscal

	Total	2004	2005 & 2006	2007 & 2008	Thereafter

Long-term debt	$372.8	$ 4.9	$15.3	$352.6	$ -

Operating leases	6.6	1.5	3.7	1.0	0.4

Unconditional purchase obligations	46.3	39.4	6.9	-	-

Total	$425.7	$45.8	$25.9	$353.6	$0.4

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

Derivative Instruments and Hedging Activities

     The Company records derivatives on the condensed consolidated balance sheets as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are reported in the condensed consolidated statements of operations or as accumulated other comprehensive income (loss), depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company uses judgment in assessing the fair value of derivatives and related financial instruments including assumptions utilized in derivative fair value models in such areas as projected interest rates and changes in the Company's stock price during the contract term.

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

Effect of New Accounting Standards

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. On November 5, 2003, the FASB issued FAS 150-3 which deferred the effective date of SFAS No. 150 indefinitely for certain mandatory redeemable non-controlling interests. In addition, on November 7, 2003 the FASB issued FSP No. FAS 150-4, which states that employee stock ownership plan shares (ESOP) which are mandatorily redeemable or free-standing agreements to repurchase ESOP shares are not within the scope of Statement 150. Management has evaluated the provisions of this statement, and does not believe it has an impact on the Company's condensed consolidated financial statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company records derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of these derivatives are reported in the statement of operations or as accumulated other comprehensive income (loss), depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. In general, the types of risks hedged are those relating to the variability of future cash flows caused by movements in foreign currency exchange rates. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge.

     In the fourth quarter of fiscal year 2002, the Company entered into an interest rate swap contract, which effectively converted $100 million of its 4.75% fixed rate convertible subordinated notes to a variable rate. Contract payments are made on a LIBOR based variable rate (2.45% at February 1, 2004) and are received at the 4.75% fixed rate.

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

     The Company's primary net foreign currency exposures as of February 1, 2004 included the Korean won, Singapore dollar and the British pound. As of February 1, 2004, a 10% adverse movement in the value of these currencies against the United States dollar would have resulted in a net unrealized pre-tax loss of $3.9 million. The Company's exposure to other foreign currency risks include the Japanese yen and the euro. The Company does not believe that a 10% change in the exchange rates of these currencies would have a material effect on its consolidated financial position, results of operations or cash flows.

Interest Rate Risk

     The majority of the Company's borrowings are in the form of its convertible subordinated notes, which bear interest at rates of 2.25% and 4.75% and certain foreign secured and unsecured notes payable which bear interest at rates between 1.7% and 6.5%. In addition, the interest rate swap contract discussed above subjects the Company to market risk as interest rates fluctuate and impacts the interest payments due on the $100 million notional amount of the contract. At February 1, 2004, the Company had approximately $120 million in variable rate financial instruments which were sensitive to interest rate risk. The Company does not believe a 10% change in interest rates would have a material effect on its consolidated financial position, results of operations or cash flows.

Item 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company's chief executive officer and chief financial officer have concluded that, as of the end of the first fiscal quarter of 2004, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended.

PART II.  OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits

		Exhibit Number	Description

		31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K

		(i)	Form 8-K filed November 13, 2003.
Form 8-K filed December 10, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ SEAN T. SMITH

Sean T. Smith
Vice President
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date:  March 15, 2004