Form 10-Q
period 2004-05-02
PHOTRONICS INC
filed 2004-06-16
CIK 810136

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2004
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
Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).
Yes  ☒ No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 1, 2004
Common Stock, $0.01 par value	32,582,643 Shares

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

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)
(unaudited)

	May 2, 2004	November 2, 2003

ASSETS

Current assets:
Cash and cash equivalents	$133,526	$214,777
Short-term investments	108,445	17,036
Accounts receivable, net	63,774	59,579
Inventories	12,411	14,329
Deferred income taxes and other current assets	37,408	34,161

Total current assets	355,564	339,882

Property, plant and equipment, net	383,194	387,977
Goodwill	115,907	115,907
Other assets	18,174	21,774

	$872,839	$865,540

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$ 3,467	$ 5,505
Accounts payable	36,648	43,997
Other accrued liabilities	29,590	31,871

Total current liabilities	69,705	81,373

Long-term debt	365,434	368,307
Deferred income taxes and other liabilities	56,101	54,723
Minority interest	57,625	52,808

Shareholders' equity:
Preferred stock, $0.01 par value,
2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value,
150,000 shares authorized, 32,576 shares issued and outstanding at May 2, 2004 and 32,487 shares issued and outstanding
at November 2, 2003	326	325
Additional paid-in capital	200,973	199,535
Retained earnings	118,328	110,201
Accumulated other comprehensive income (loss)	4,523	(1,732)
Deferred compensation on restricted stock	(176)	-

Total shareholders' equity	323,974	308,329

	$872,839	$865,540

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended

	May 2, 2004	May 4, 2003	May 2, 2004	May 4, 2003

Net sales	$97,167	$ 85,548	$187,656	$166,942

Costs and expenses:

Cost of sales	64,133	62,808	125,984	126,564

Selling, general and administrative	13,297	14,612	26,831	28,985

Research and development	7,493	7,531	14,934	15,153

Consolidation, restructuring and related charges	-	42,000	-	42,000

Operating income (loss)	12,244	(41,403)	19,907	(45,760)

Other income (expense):
Interest expense	(3,394)	(3,817)	(6,653)	(8,201)
Investment and other income, net	723	519	1,269	1,873

Income (loss) before income taxes and minority interest	9,573	(44,701)	14,523	(52,088)

Income tax provision (benefit)	1,231	(1,874)	2,524	(2,371)

Income (loss) before minority interest	8,342	(42,827)	11,999	(49,717)

Minority interest	(2,357)	(1,243)	(3,872)	(2,840)

Net income (loss)	$ 5,985	$(44,070)	$ 8,127	$(52,557)

Earnings (loss) per share:

Basic	$0.18	$(1.37)	$0.25	$(1.64)

Diluted	$0.17	$(1.37)	$0.24	$(1.64)

Weighted average number of common shares outstanding:

Basic	32,526	32,053	32,510	32,045

Diluted	42,661	32,053	42,445	32,045

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended

	May 2, 2004	May 4, 2003

Cash flows from operating activities:
Net income (loss)	$ 8,127	$(52,557)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,445	43,576
Consolidation, restructuring and related charges	-	42,000
Changes in assets and liabilities:
Accounts receivable	(3,461)	1,499
Inventories	2,058	2,899
Other current assets	519	1,008
Accounts payable and other	(8,483)	(20,334)

Net cash provided by operating activities	41,205	18,091

Cash flows from investing activities:
Deposits on and purchases of property, plant and equipment	(30,953)	(17,638)
Purchase of short-term investments	(91,409)	(143)
Other	608	(795)

Net cash used in investing activities	(121,754)	(18,576)

Cash flows from financing activities:
Repayments of long-term debt	(4,843)	(17,267)
Proceeds from issuance of common stock	1,225	335
Proceeds from issuance of convertible debt, net	-	145,170

Net cash provided by (used in) financing activities	(3,618)	128,238

Effect of exchange rate changes on cash flows	2,916	1,575

Net increase (decrease) in cash and cash equivalents	(81,251)	129,328
Cash and cash equivalents at beginning of period	214,777	113,944

Cash and cash equivalents at end of period	$133,526	$243,272

Supplemental disclosure of cash flow information:
Interest paid	$ 6,170	$ 8,111
Income tax payments, net	$ 172	$ 1,356

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended May 2, 2004 and May 4, 2003
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

	Three Months Ended		Six Months Ended

	May 2,	May 4,	May 2,	May 4,
	2004	2003	2004	2003

Reported net income (loss)	$5,985	$(44,070)	$8,127	$(52,557)

Effect of stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(308)	(1,213)	(1,291)	(2,611)

Pro forma net income (loss)	$5,677	$(45,283)	$6,836	$(55,168)

Earnings (loss) per share:

As reported:
Basic	$0.18	$(1.37)	$0.25	$(1.64)
Diluted	$0.17	$(1.37)	$0.24	$(1.64)

Pro forma:
Basic	$0.17	$(1.41)	$0.21	$(1.72)
Diluted	$0.16	$(1.41)	$0.21	$(1.72)

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

      The following table summarizes comprehensive income (loss) for the three and six months ended May 2, 2004 and May 4, 2003 (in thousands):

	Three Months Ended		Six Months Ended

	May 2, 2004	May 4, 2003	May 2, 2004	May 4, 2003

Net income (loss)	$5,985	$(44,070)	$ 8,127	$(52,557)

Other comprehensive income:
Change in unrealized gains (losses) on investments, net of tax	(487)	425	(496)	403
Foreign currency translation adjustments	(2,158)	(5,154)	6,751	4,484

	(2,645)	(4,729)	6,255	4,887

Total comprehensive income (loss)	$3,340	$(48,799)	$14,382	$(47,670)

NOTE 4 - EARNINGS (LOSS) PER SHARE

           A reconciliation of shares used in basic and diluted EPS for the three and six months ended May 2, 2004 and May 4, 2003, respectively, follows (in thousands, except per share amounts):

	Net Income (Loss)	Average Shares Outstanding	Earnings (Loss) Per Share

Three Months

2004:
Basic	$ 5,985	32,526	$ 0.18
Effect of potential dilution from:
Exercise of stock options	-	694	-
Convertible notes (a)	1,086	9,441	(0.01)

Diluted (b)	$ 7,071	42,661	$ 0.17

2003:
Basic and diluted (c)	$(44,070)	32,053	$(1.37)

	Net Income (Loss)	Average Shares Outstanding	Earnings (Loss) Per Share

Six Months

2004:
Basic	$ 8,127	32,510	$ 0.25
Effect of potential dilution from:
Exercise of stock options	-	494	-
Convertible notes (a)	2,171	9,441	(0.01)

Diluted (b)	$10,298	42,445	$ 0.24

2003:
Basic and diluted (c)	$(52,557)	32,045	$(1.64)

(a)  The effect of the conversion of the Company's $150 million, 2.25% convertible debt is dilutive for the three and six months ended May 2, 2004.

(b)  The effect of the conversion of the Company's $200 million, 4.75% convertible subordinated notes was anti-dilutive for the three and six months ended May 2, 2004.  If the assumed conversion of the $200 million, 4.75% convertible subordinated notes had been dilutive, the average shares outstanding would have increased by 5,405 shares for the three and six months ended May 2, 2004.

(c)  The effect of the conversion of the Company's convertible debt was anti-dilutive for the three and six months ended May 4, 2003.  If the assumed conversion of convertible debt had been dilutive, the average shares outstanding would have been increased by 9,755 and 8,728 for the three and six months ended May 4, 2003, respectively.

NOTE 5 - INVESTMENTS

     Short-term investments at May 2, 2004 and November 2, 2003 consist of available-for-sale fixed income and marketable equity securities. Long-term investments ($3,547 at May 2, 2004 and $3,719 at November 2, 2003) included in "Other Assets" primarily consist of available-for-sale equity securities, where fair values were determined based upon quoted market prices.  For investments with no quoted market price, the estimated fair value is based upon the financial condition and the operating results and projections of the investee and is considered to approximate cost.  Unrealized gains on investments were determined as follows (in thousands):

	May 2, 2004	November 2, 2003

Fair Value	$111,992	$20,755
Cost	108,329	16,540

	3,663	4,215
Less deferred income taxes	1,094	1,150

Net unrealized gain	$ 2,569	$ 3,065

NOTE 6 - CONSOLIDATION, RESTRUCTURING AND RELATED CHARGES

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

     For these previously announced actions, the Company's restructuring expenditures were $0.6 million and $1.4 million for the three and six months ended May 2, 2004, respectively, and $35.9 million and $37.8 million for the three and six months ended May 4, 2003, respectively. These charges relate to severance and benefits for terminated employees, and non-cancelable facility leases and other payments. Through May 2, 2004, the Company had expended, including non-cash charges, approximately $50.5 million.

     The following table sets forth the Company's restructuring reserves as of May 2, 2004 and reflects the activity affecting the reserves for the three and six months ended May 2, 2004 (in thousands):

	Three Months Ended
	May 2, 2004

	February 1,	Costs	May 2,
	2004	Paid	2004

Manufacturing capacity reduction and other	$5,747	$(101)	$5,646

Workforce reductions	871	(538)	333

Total	$6,618	$(639)	$5,979

	Six Months Ended
	May 2, 2004

	November 2,	Costs	May 2,
	2003	Paid	2004

Manufacturing capacity reduction and other	$5,855	$ (209)	$5,646

Workforce reductions	1,499	(1,166)	333

Total	$7,354	$(1,375)	$5,979

     Non-cancelable lease obligations and other charges of $5.6 million will be paid over the respective lease terms through 2009.

     The following table sets forth the Company's restructuring reserves as of May 4, 2003 and reflects the activity affecting the reserves for the three and six months ended May 4, 2003 (in thousands):

	Three Months Ended
	May 4, 2003

	February 2,			May 4,
	2003	Charges	Credits	2003

Manufacturing capacity reduction and other	$3,619	$38,575	$(35,042)	$ 7,152

Workforce reductions	454	3,425	(862)	3,017

Total	$4,073	$42,000	$(35,904)	$10,169

	Six Months Ended
	May 4, 2003

	November 3,			May 4,
	2002	Charges	Credits	2003

Manufacturing capacity reduction and other	$4,268	$38,575	$(35,691)	$ 7,152

Workforce reductions	1,691	3,425	(2,099)	3,017

Total	$5,959	$42,000	$(37,790)	$10,169

     Effective November 4, 2002, the Company adopted SFAS No.'s 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and 146 "Accounting for Costs Associated with Exit or Disposal Activities."  The March 2003 restructuring was accounted for in accordance with SFAS No. 144 and No. 146.

NOTE 7 - SEGMENT INFORMATION

     The Company operates in a single industry segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors. The Company's net sales, operating income (loss) and identifiable assets by geographic area as of and for the three and six months ended May 2, 2004 and May 4, 2003 were as follows (in thousands):

	Three Months		Six Months		As of May 2, 2004

	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)	Total Identifiable Assets

May 2, 2004:

North America	$35,819	$ (32)	$ 71,353	$ (774)	$562,942

Europe	18,287	2,250	33,217	2,360	59,069

Asia	43,061	10,026	83,086	18,321	250,828

	$97,167	$12,244	$187,656	$ 19,907	$872,839

	Three Months		Six Months		As of May 4, 2003

	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)	Total Identifiable Assets

May 4, 2003:

North America	$34,874	$(47,249)	$ 68,797	$(58,396)	$651,022

Europe	15,744	(343)	30,101	674	36,947

Asia	34,930	6,189	68,044	11,962	217,947

	$85,548	$(41,403)	$166,942	$(45,760)	$905,916

NOTE 8 - INCOME TAXES

      The income tax provision (benefit) differs from the amount computed by applying the United States statutory rate of 35 percent to income (loss) before income taxes due to the Company's reduced tax rates in certain Asian jurisdictions and valuation allowances placed on certain deferred tax assets generated by net operating loss carryforwards.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENT

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. On November 5, 2003, the FASB issued FASB Staff Position (FSP) No. 150-3 which deferred the effective date of SFAS No. 150 indefinitely for certain mandatory redeemable non controlling interests. In addition, on November 7, 2003, the FASB issued FSP No. 150-4, which states that employee stock ownership plan shares (ESOP) which are mandatorily redeemable or free-standing agreements to repurchase ESOP shares are not within the scope of Statement 150. Management has adopted the provisions of this statement as of November 3, 2003 and it did not have an impact on the Company's consolidated financial statements.

Item 2.    Management's Discussion and Analysis
                of Results of Operations and Financial Condition

Overview

      Management’s discussion and analysis of the Company’s financial condition, business results and outlook should be read in conjunction with its consolidated financial statements and related notes.  Various segments of this MD&A do contain forward looking statements, all of which are presented based on current expectations and may be adversely affected by uncertainties and risk factors presented throughout this filing leading actual results to materially differ from these expectations.

     The Company sells substantially all of its photomasks to semiconductor designers and manufacturers. Thus, the Company’s selling cycle is tightly interwoven with the development and release of new semiconductor designs, particularly as it relates to the semiconductor industry’s migration to more advanced design methodologies and fabrication processes.  At this time, state-of-the-art for semiconductor masks is considered to be 90 nanometer, while 130 nanometer and 180 nanometer constitute the bulk of high performance designs being fabricated in volume today.  The Company expects there to be a steady increase in 130 nanometer designs moving to wafer fabrication throughout the year and believes it is well positioned to service an increasing volume of this business through investments in manufacturing process and technology in the global regions where its customers are located.

     As the Company believes that the demand for photomasks primarily depends on integrated circuit design activity rather than the volume of semiconductor sales, an increase in semiconductor sales does not necessarily result in an increase in photomask sales. In addition, the reduced use of customized integrated circuits, a reduction in design complexity or other changes in the technology or methods of manufacturing semiconductors or a slowdown in the introduction of new semiconductor designs could reduce demand for photomasks even if demand for semiconductors increases. Further, advances in semiconductor and photomask design and semiconductor production methods could reduce the demand for photomasks. Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices.

     Beginning in the latter part of 2003, the semiconductor industry started to emerge from a downturn dating back to 2001. This downturn had an unusually significant impact on the industry's net sales and operating results, in addition to the effect of the business cycle, the global semiconductor industry also experienced tremendous difficulties in transitioning from the 180 nanometer process node to the 130 nanometer process node.  The Company believes that these technological issues have largely been addressed, as seen by improving yields and utilization rates in the Company's mask fabrications facilities and its customers wafer fabrication facilities.  End markets leading the global semiconductor industry out of the downturn have been closely tied to consumer driven applications for high performance semiconductor devices, including, but not limited to communications and notebook computers. For the second quarter of fiscal 2004, shipments for mask sets utilizing 180 nanometer and below design rules increased sequentially by 15% to 33% of total revenue.  The Company cannot predict the timing of the industry’s transition to volume production of next generation technology nodes or the timing of up and down cycles with precise accuracy, but believes that such transitions and cycles will continue into the future, beneficially and adversely affecting its business, financial condition and operating results in the near term. The Company’s ability to remain successful in these environments is based upon achieving its goals of being a service and technology leader, an efficient solutions supplier, and a company able to continually reinvest in its global infrastructure.

     The photomask industry has been and is expected to continue to be characterized by technological change and evolving industry standards. In order to remain competitive, the Company will be required to continually anticipate, respond to and utilize changing technologies. In particular, the Company believes that, as semiconductor geometries continue to become smaller, it will be required to manufacture increasingly complex enhanced reticles, including those utilizing optical proximity correction and phase-shift technologies. Additionally, demand for photomasks has been, and could in the future be adversely affected by changes in methods of semiconductor manufacturing (which could affect the type or quantity of photomasks utilized), such as changes in semiconductor demand that favor programmable logic devices and other semiconductor designs that replace application specific integrated circuits. To date, the Company has not experienced a significant loss of revenue as a result of alternative semiconductor design methodologies, due largely to the performance such customized semiconductors offer over the programmable logic device alternatives. Additionally, increased market acceptance of alternative methods of transferring circuit designs onto semiconductor wafers, such as direct-write lithography, could reduce or eliminate the need for photomasks.  Presently, direct-write lithography has not been proven to be a commercially viable alternative to photomasks, as it is considered too slow for high volume semiconductor wafer production. However, should direct-write or any other alternative methods of transferring integrated circuit designs to semiconductor wafers be done without the use of photomasks, the Company's business and results of operations would be materially adversely affected. If the Company is unable to anticipate, respond to or utilize these or other changing technologies, due to resource, technological or other constraints, its business and results of operations could be materially adversely affected.

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

     Currently, the vast majority of photomasks produced for the semiconductor industry employ geometries of 130 nanometers or larger. At these geometries, the Company can produce full lines of photomasks and there is no significant technology employed by the Company's competitors that is not available to the Company. Very recently, a limited amount of semiconductor fabrication has begun in the 90 nanometer range. The Company is currently capable of producing a broad range of photomasks at still smaller geometries, and has begun accelerating its efforts to support the development and production of photomasks for both the 65 nanometer and 45 nanometer technology nodes. However, as is typical of industries in the midst of technological change, some of the Company's competitors may be able to achieve higher manufacturing yields than the Company when producing these smaller geometry photomasks, in part because these competitors may have completed more cycles of learning than the Company in this area and in part because of the Company's need to replicate production of these complex photomasks at its four advanced technology locations world-wide. The Company believes that these cases are not material to its business.

Material Changes in Results of Operations
Three and Six Months ended May 2, 2004 versus May 4, 2003

     The following table represents selected operating information expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended

	May 2, 2004	May 4, 2003	May 2, 2004	May 4, 2003

Net sales	100%	100%	100%	100%

Cost of sales	66.0	73.4	67.1	75.8

Gross margin	34.0	26.6	32.9	24.2

Selling, general and administrative expenses	13.7	17.1	14.3	17.4
Research and development expenses	7.7	8.8	8.0	9.1
Consolidation, restructuring and related charges	-	49.1	-	25.1

Operating income (loss)	12.6	(48.4)	10.6	(27.4)

Other expense, net	(2.7)	(3.9)	(2.9)	(3.8)

Income (loss) before income tax provision (benefit) and minority interest	9.9	(52.3)	7.7	(31.2)
Income tax provision (benefit)	1.3	(2.2)	1.3	(1.4)
Minority interest	(2.4)	(1.4)	(2.1)	(1.7)

Net income (loss)	6.2%	(51.5%)	4.3%	(31.5%)

     Net sales for the three months ended May 2, 2004 increased 13.6% to $97.2 million compared with $85.5 million for the corresponding prior year period primarily as a result of an increased mix of high-end design releases, due in part, to improved end user demand, both consumer and corporate, for devices utilizing semiconductors. High-end revenue, which is defined as 180 nanometer and below design rules, accounted for approximately 33% of revenue in the second quarter of 2004 as compared to 27% for the second quarter of 2003. By geographic area, for the three months ended May 2, 2004 as compared to the three months ended May 4, 2003, net sales in Asia increased $8.1 million or 23.3%, North American sales increased $0.9 million or 2.7% and European sales increased $2.5 million or 16.1%. For the six months ended May 2, 2004, net sales were $187.7 million or a 12.4% increase compared to the six months ended May 4, 2003, primarily due to increased design releases and reduced fab closures during the North American, European and Asian holiday periods in 2004 as compared to 2003. High-end revenue accounted for approximately 32% of revenue for the first six months of 2004, as compared to 27% for the first six months of 2003. For the six months ended May 2, 2004 as compared to the same prior year period, Asian sales increased $15.0 million or 22.1%, European sales increased $3.1 million or 10.4%, and North American sales increased $2.6 million or 3.7%.

     Gross margin for the three months ended May 2, 2004 was 34.0% of net sales as compared to 26.6% during the corresponding period last year as a result of increased revenues and continued improved utilization of the Company's manufacturing network.  For the six months ended May 2, 2004, the gross margin increased to 32.9% as compared to 24.2% for the same prior year period due to continued improvement in the Company's manufacturing network. During March 2003, the Company reduced its North American manufacturing capacity and related costs with the closure of its Phoenix, Arizona manufacturing facility and additional consolidation of its North American manufacturing network.  The Company operates in a high fixed cost environment and to the extent the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.  Should the Company's revenue and utilization continue to improve in the near term, the Company's gross margin could be favorably impacted.

     Selling, general and administrative expenses decreased $1.3 million to $13.3 million for the three months ended May 2, 2004, compared with $14.6 million for the same period in the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses decreased to 13.7% as compared to 17.1% for the same period in the prior fiscal year. For the six months ended May 2, 2004 selling, general, and administrative expenses decreased 7.4% or $2.2 million to $26.8 million as compared to $29.0 million for the six months ended May 4, 2003. Decreased selling, general and administrative expenses for the three and six months ended May 2, 2004, compared to the same periods in the prior year were primarily attributable to reduced salaries and wages associated with the Company's March 2003 North American consolidation initiatives.

     Research and development expenses were $7.5 million for the three months ended May 2, 2004 and May 4, 2003 which were 7.7% and 8.8% of net sales, respectively. Research and development expenditures consist primarily of continued development of 65 nanometer and below process technologies.  For the six months ended May 2, 2004, research and development expenditures were $14.9 million or 8.0% of sales as compared to $15.2 million or 9.1% of sales for the corresponding prior year period. During the three months ending August 1, 2004, the Company expects research and development expenses to increase approximately 4% - 7%.

     Consolidation, restructuring and related charges of $42.0 million incurred in the three month period ended May 4, 2003 represent the costs of the Company's consolidation of its North American manufacturing network in order to increase capacity utilization and manufacturing efficiencies.  Components of this charge include workforce reductions, facility lease payments and impairment in the carrying value of fixed assets.

     The following table sets forth the operating income (loss) by geographic area for the three and six months ended May 2, 2004 and May 4, 2003:

	North America	Europe	Asia	Total

Three Months Ended:

May 2, 2004	$ (32)	$2,250	$10,026	$ 12,244

May 4, 2003	$(47,249)	$ (343)	$ 6,189	$(41,403)

Six Months Ended:

May 2, 2004	$ (774)	$2,360	$18,321	$ 19,907

May 4, 2003	$(58,396)	$ 674	$11,962	$(45,760)

     Other expenses, net, were $2.7 million and $5.4 million for the three and six months ended May 2, 2004, respectively, as compared to $3.3 million and $6.3 million for the three and six months ended May 4, 2003, respectively. The decreases in 2004 as compared to 2003 are primarily associated with decreased borrowing costs and increased investment income. Other expenses, net, were primarily comprised of interest expense, interest income and foreign currency gains or losses.

     The provision for income taxes for the quarter ended May 2, 2004 was $1.2 million as compared to a benefit of $1.9 million for the quarter ended May 4, 2003. For the six months ending May 2, 2004 the income tax provision was $2.5 million as compared to a benefit of $2.4 million for the six months ended May 4, 2003.  The effective income tax rate of 17% and 24% for the three and six months ended May 2, 2004, respectively, resulted from taxes incurred on income generated in taxable jurisdictions that were partially offset by the Company's inability to record additional deferred tax benefits for net operating losses in the United States. The Company's operations have followed the recent migration of semiconductor industry fabrication to Asia, where the Company operates in countries with favorable tax jurisdictions. The Company is accorded tax holidays in Taiwan and Singapore, which expire in 2006 and 2005, respectively. In Korea, various investment tax credits have been utilized to reduce the Company's effective income tax rate.

     Minority interest charges reflect the earnings of the Company's non-wholly owned subsidiaries located in Taiwan and Korea.  Minority interest charges increased $1.1 million to $2.4 million and $1.0 million to $3.9 million for the three and six months ended May 2, 2004, respectively, as compared to the comparable periods in the prior year.  The increases for both the three and six months in 2004 primarily reflected improved operating income from the Company's Korean subsidiary. Sequentially, the minority interest charge increased during the second quarter of 2004 as a result of improved operating results from the Company's Taiwan subsidiary.

Liquidity and Capital Resources

     The Company's working capital at May 2, 2004 was $285.9 million compared with $258.5 million at November 2, 2003. Cash, cash equivalents and short-term investments at May 2, 2004 were $242.0 million compared to $231.8 million at November 2, 2003. Cash provided by operating activities was $41.2 million for the six months ended May 2, 2004 as compared to $18.1 million for the same period last year. This increase was primarily due to the net income generated during the first six months of 2004 as compared to an incurred net loss during the first six months of 2003 coupled with decreased progress payments to vendors, primarily for equipment purchased in 2002. For the six months ended May 2, 2004, cash used in investing activities was $121.8 million, which includes increased short-term investments of $91.4 million and capital expenditures of $31.0 million.

     The Company has a credit agreement, that expires in July 2005, with a group of financial institutions that provides for a revolving credit facility with an aggregate commitment of $100 million. The credit facility allows for borrowings in various currencies with an interest rate that is based on the terms of the agreement and will vary based on currencies borrowed and market conditions. The facility fee is 0.4% of the total aggregate commitment. The credit facility agreement contains various financial and other covenants, including, but not limited to: Defined maximum ratio of senior funded debt to EBITDA, Minimum EBITDA to interest expense, Minimum consolidated net worth and cash balances, Limitation on cash dividends available for payment to shareholders and Annual capital expenditures. As of May 2, 2004, the Company was in compliance with its loan covenants and $100 million was available under the facility.

     The Company's commitments represent investments in additional manufacturing capacity as well as advanced equipment for the production of high-end photomasks. At May 2, 2004, Photronics had commitments outstanding for capital expenditures of approximately $31 million. Additional commitments for capital expenditures are expected to be incurred during the remainder of fiscal 2004. The Company expects capital expenditures for fiscal 2004 to be approximately $75 to $85 million. The Company will continue to use its working capital to finance its capital expenditures. Photronics believes that its currently available resources, together with its capacity for growth and its access to other debt and equity financing sources, are sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the foreseeable future.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

     The following table quantifies the Company's future contractual obligations and commercial commitments as of May 2, 2004 (in millions):

Contractual Obligations

	Payments Due in Fiscal

	Total	2004	2005 & 2006	2007 & 2008	Thereafter

Long-term debt	$368.9	$3.5	$14.1	$351.3	$ -

Operating leases	6.1	1.0	3.7	1.0	0.4

Unconditional purchase obligations	41.0	34.1	6.9	-	-

Total	$416.0	$38.6	$24.7	$352.3	$0.4

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

Effect of New Accounting Standards

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.   On November 5, 2003, the FASB issued FAS 150-3 which deferred the effective date of SFAS No. 150 indefinitely for certain mandatory redeemable non-controlling interests. In addition, on November 7, 2003 the FASB issued FSP No. 150-4, which states that employee stock ownership plan shares (ESOP) which are mandatorily redeemable or free-standing agreements to repurchase ESOP shares are not within the scope of Statement 150. Management has adopted the provisions of this statement as of November 3, 2003 and it did not have an impact on the Company's condensed consolidated financial statements.

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

     In the fourth quarter of fiscal year 2002, the Company entered into an interest rate swap contract, which effectively converted $100 million of its 4.75% fixed rate convertible subordinated notes to a variable rate. Contract payments are made on a LIBOR based variable rate (2.50% at May 2, 2004) and are received at the 4.75% fixed rate.

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

     The Company's primary net foreign currency exposures as of May 2, 2004 included the Korean won, Singapore dollar and the British pound. As of May 2, 2004, a 10% adverse movement in the value of these currencies against the United States dollar would have resulted in a net unrealized pre-tax loss of $4.0 million. The Company's exposure to other foreign currency risks include the Japanese yen and the euro, for which the Company does not believe that a 10% change in the exchange rates of these currencies would have a material effect on its consolidated financial position, results of operations or cash flows.

Interest Rate Risk

     The majority of the Company's borrowings are in the form of its convertible subordinated notes, which bear interest at rates of 2.25% and 4.75% and certain foreign secured and unsecured notes payable which bear interest at rates between 4.8% and 6.5%. In addition, the interest rate swap contract discussed above subjects the Company to market risk as interest rates fluctuate and impacts the interest payments due on the $100 million notional amount of the contract. At May 2, 2004, the Company had approximately $117 million in variable rate financial instruments which were sensitive to interest rate risk. The Company does not believe a 10% change in interest rates would have a material effect on its consolidated financial position, results of operations or cash flows.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company's chief executive officer and chief financial officer have concluded that, as of the end of the second fiscal quarter of 2004, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended.

PART II.  OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Securities Holders

	(a)	The matters set forth in this Item 4 were submitted to a vote of security holders of the Company at an Annual Meeting of Shareholders held on March 24, 2004.

(b)

The following directors, constituting the entire Board of Directors, were elected at the
Annual Meeting of Shareholders held on March 24, 2004.  Also indicated are the affirmative, negative and authority withheld votes for each director.

	For	Against	Authority Withheld

Walter M. Fiederowicz	26,179,930	-	3,555,822
Joseph A. Fiorita, Jr.	26,174,738	-	3,561,014
Constantine S. Macricostas	28,733,809	-	1,001,943
George Macricostas	28,578,912	-	1,156,840
Willem D. Maris	26,275,891	-	3,459,861
Mitchell G. Tyson	28,842,138	-	893,614

(c)

An amendment to the Photronics, Inc. Employee Stock Purchase Plan (the "Plan")
was approved to increase the number of authorized shares of common stock available for issuance from 600,000 to 900,000 shares.  Also indicated are the affirmative, negative and abstained as well as broker non-votes for the amendment to the Plan:

For	Against	Abstain	Broker Non-Votes

24,624,201	1,103,956	49,013	3,958,582

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		Exhibit Number	Description

		31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K

		(i)	Form 8-K filed February 18, 2004.
Form 8-K filed February 24, 2004.
Form 8-K filed March 15, 2004.
Form 8-K filed May 19, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ SEAN T. SMITH

Sean T. Smith
Vice President
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date:  June 15, 2004