Form 10-Q
period 2004-08-01
PHOTRONICS INC
filed 2004-09-15
CIK 810136

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2004
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
Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).
Yes  ☒ No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 3, 2004
Common Stock, $0.01 par value	32,660,852 Shares

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

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	August 1, 2004	November 2, 2003

ASSETS

Current assets:
Cash and cash equivalents	$141,880	$214,777
Short-term investments	108,183	17,036
Accounts receivable, net	68,016	59,579
Inventories	13,048	14,329
Deferred income taxes and other current assets	36,024	34,161

Total current assets	367,151	339,882

Property, plant and equipment, net	382,412	387,977
Goodwill	117,866	115,907
Other assets	14,669	21,774

	$882,098	$865,540

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$ 2,655	$ 5,505
Accounts payable	47,442	43,997
Other accrued liabilities	29,323	31,871

Total current liabilities	79,420	81,373

Long-term debt	355,977	368,307
Deferred income taxes and other liabilities	54,544	54,723
Minority interest	61,222	52,808

Shareholders' equity:
Preferred stock, $0.01 par value,
2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value,
150,000 shares authorized, 32,608 shares issued and outstanding at August 1, 2004 and 32,487 shares issued and outstanding
at November 2, 2003	326	325
Additional paid-in capital	201,447	199,535
Retained earnings	126,768	110,201
Accumulated other comprehensive income (loss)	2,511	(1,732)
Deferred compensation on restricted stock	(117)	-

Total shareholders' equity	330,935	308,329

	$882,098	$865,540

See accompanying notes to condensed consolidated financial statements.

- 4  -

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended

	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003

Net sales	$103,728	$90,454	$291,384	$257,396

Costs and expenses:

Cost of sales	66,485	62,030	192,469	188,597

Selling, general and administrative	13,519	13,625	40,350	42,611

Research and development	7,619	7,322	22,553	22,474

Consolidation, restructuring and related charges	-	-	-	42,000

Operating income (loss)	16,105	7,477	36,012	(38,286)

Other income (expense):
Interest expense	(2,796)	(3,365)	(9,449)	(11,566)
Investment and other income, net	196	381	1,465	2,254

Income (loss) before income taxes and minority interest	13,505	4,493	28,028	(47,598)

Income tax provision (benefit)	1,494	1,576	4,018	(798)

Income (loss) before minority interest	12,011	2,917	24,010	(46,800)

Minority interest	(3,571)	(1,645)	(7,443)	(4,485)

Net income (loss)	$ 8,440	$ 1,272	$ 16,567	$(51,285)

Earnings (loss) per share:

Basic	$0.26	$0.04	$0.51	$(1.60)

Diluted	$0.23	$0.04	$0.47	$(1.60)

Weighted average number of common shares outstanding:

Basic	32,747	32,096	32,533	32,062

Diluted	42,188	32,371	42,360	32,062

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended

	August 1, 2004	August 3, 2003

Cash flows from operating activities:
Net income (loss)	$ 16,567	$(51,285)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64,027	64,127
Consolidation, restructuring and related charges	-	42,000
Changes in assets and liabilities:
Accounts receivable	(7,919)	4,760
Inventories	1,455	3,792
Other current assets	(654)	662
Accounts payable and other	7,975	(22,238)

Net cash provided by operating activities	81,451	41,818

Cash flows from investing activities:
Deposits on and purchases of property, plant and equipment	(52,836)	(34,745)
(Purchase) sale of short-term investments	(91,409)	455
Other	608	(1,281)

Net cash used in investing activities	(143,637)	(35,571)

Cash flows from financing activities:
Repayments of long-term debt	(14,408)	(73,220)
Proceeds from issuance of common stock	1,414	661
Proceeds from issuance of convertible debt, net	-	145,170

Net cash provided by (used in) financing activities	(12,994)	72,611

Effect of exchange rate changes on cash flows	2,283	2,148

Net increase (decrease) in cash and cash equivalents	(72,897)	81,006
Cash and cash equivalents at beginning of period	214,777	113,944

Cash and cash equivalents at end of period	$141,880	$194,950

Supplemental disclosure of cash flow information:
Interest paid	$10,168	$13,883
Income tax payments, net	$ 272	$ 1,311

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended August 1, 2004 and August 3, 2003
(unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

      Photronics, Inc. and its subsidiaries (the "Company" or "Photronics") manufacture photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays, and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits and a variety of flat panel displays. The Company operates principally from nine facilities, three of which are located in the United States, three in Europe and one each in Korea, Singapore and Taiwan.

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

NOTE 2 - STOCK-BASED COMPENSATION

     The Company has several stock option plans under which incentive and non-qualified stock options may be granted. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees,"and related Interpretations. Under this method, stock-based employee compensation cost is reflected in net income (loss) only if options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003

Reported net income (loss)	$8,440	$1,272	$16,567	$(51,285)

Effect of stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(496)	(1,060)	(1,788)	(3,672)

Pro forma net income (loss)	$7,944	$ 212	$14,779	$(54,957)

Earnings (loss) per share:

As reported:
Basic	$0.26	$0.04	$0.51	$(1.60)
Diluted	$0.23	$0.04	$0.47	$(1.60)

Pro forma:
Basic	$0.24	$0.01	$0.45	$(1.71)
Diluted	$0.21	$0.01	$0.43	$(1.71)

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

      The following table summarizes comprehensive income (loss) for the three and nine months ended August 1, 2004 and August 3, 2003 (in thousands):

	Three Months Ended		Nine Months Ended

	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003

Net income (loss)	$8,440	$1,272	$16,567	$(51,285)

Other comprehensive income:
Change in unrealized gains (losses) on investments, net of tax	(869)	835	(1,365)	1,238
Foreign currency translation adjustments	(1,143)	2,587	5,608	7,071

	(2,012)	3,422	4,243	8,309

Total comprehensive income (loss)	$6,428	$4,694	$20,810	$(42,976)

NOTE 4 - EARNINGS (LOSS) PER SHARE

           A reconciliation of shares used in basic and diluted EPS for the three and nine months ended August 1, 2004 and August 3, 2003, respectively, follows (in thousands, except per share amounts):

	Net Income (Loss)	Average Shares Outstanding	Earnings (Loss) Per Share

Three Months

2004:
Basic	$ 8,440	32,579	$ 0.26
Effect of potential dilution from:
Exercise of stock options	-	168	-
Convertible notes (a)	1,086	9,441	(0.03)

Diluted (b)	$ 9,526	42,188	$ 0.23

2003:
Basic	$ 1,272	32,096	$0.04
Effect of potential dilution from:
Exercise of stock options	-	275	-

Diluted (c)	$ 1,272	32,371	$ 0.04

Nine Months

2004:
Basic	$ 16,567	32,533	$ 0.51
Effect of potential dilution from:
Exercise of stock options	-	386	(0.01)
Convertible notes (a)	3,257	9,441	(0.03)

Diluted (b)	$ 19,824	42,360	$ 0.47

2003:
Basic and diluted (c)	$(51,285)	32,062	$(1.60)

(a)  The effect of the conversion of the Company's $150 million, 2.25% convertible debt is dilutive for the three and nine months ended August 1, 2004.

(b)  The effect of the conversion of the Company's 4.75% convertible subordinated notes was anti-dilutive for the three and nine months ended August 1, 2004.  If the assumed conversion of the 4.75% convertible subordinated notes ($191.5 million at August 1, 2004) had been dilutive, the average shares outstanding would have increased by 5,304 and 5,372 shares respectfully for the three and nine months ended August 1, 2004.

(c)  The effect of the conversion of the Company's convertible subordinated notes and exercise of certain stock options was anti-dilutive for the three and nine months ended August 3, 2003.  If the assumed conversion of the convertible subordinated notes and exercise of certain stock options had been dilutive, the average shares outstanding would have been increased by 17,031 and 13,149 for the three and nine months ended August 3, 2003, respectively.

NOTE 5 - INVESTMENTS

     Short-term investments at August 1, 2004 and November 2, 2003 consist of available-for-sale fixed income and marketable equity securities. Long-term investments ($3,013 at August 1, 2004 and $3,719 at November 2, 2003) included in "Other Assets" primarily consist of available-for-sale equity securities, where fair values were determined based upon quoted market prices.  For investments with no quoted market price, the estimated fair value is based upon the financial condition and the operating results and projections of the investee and is considered to approximate cost.  Unrealized gains on investments were determined as follows (in thousands):

	August 1, 2004	November 2, 2003

Fair Value	$111,196	$20,755
Cost	108,452	16,540

	2,744	4,215
Less deferred income taxes	1,044	1,150

Net unrealized gain	$ 1,700	$ 3,065

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

     For these previously announced actions, the Company's restructuring expenditures were $0.6 million and $1.9 million for the three and nine months ended August 1, 2004, respectively, and $2.1 million and $39.9 million for the three and nine months ended August 3, 2003, respectively. These charges relate to severance and benefits for terminated employees, and non-cancelable facility leases and other payments. Through August 1, 2004, the Company had expended, including non-cash charges, approximately $51.1 million.

     The following table sets forth the Company's restructuring reserves as of August 1, 2004 and reflects the activity affecting the reserves for the three and nine months ended August 1, 2004 (in thousands):

	Three Months Ended
	August 1, 2004

	May 2,	Costs	August 1,
	2004	Paid	2004

Manufacturing capacity reduction and other	$5,646	$(195)	$5,451

Workforce reductions	333	(333)	-

Total	$5,979	$(528)	$5,451

	Nine Months Ended
	August 1, 2004

	November 2,	Costs	August 1,
	2003	Paid	2004

Manufacturing capacity reduction and other	$5,855	$ (404)	$5,451

Workforce reductions	1,499	(1,499)	-

Total	$7,354	$(1,903)	$5,451

     Non-cancelable lease obligations and other charges of $5.5 million will be paid over the respective lease terms through 2009.

     The following table sets forth the Company's restructuring reserves as of August 3, 2003 and reflects the activity affecting the reserves for the three and nine months ended August 3, 2003 (in thousands):

	Three Months Ended
	August 3, 2003

	May 4,	Costs	August 3,
	2003	Paid	2003

Manufacturing capacity reduction and other	$ 7,152	$ (716)	$6,436

Workforce reductions	3,017	(1,405)	1,612

Total	$10,169	$(2,121)	$8,048

	Nine Months Ended
	August 3, 2003

	November 3,			August 3,
	2002	Charges	Credits	2003

Manufacturing capacity reduction and other	$4,268	$38,575	$(36,407)	$6,436

Workforce reductions	1,691	3,425	(3,504)	1,612

Total	$5,959	$42,000	$(39,911)	$8,048

     Effective November 4, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.'s 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and 146 "Accounting for Costs Associated with Exit or Disposal Activities."  The March 2003 restructuring was accounted for in accordance with SFAS No. 144 and No. 146.

NOTE 7 - SEGMENT INFORMATION

     The Company operates in a single industry segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors. The Company's net sales, operating income (loss) and identifiable assets by geographic area as of and for the three and nine months ended August 1, 2004 and August 3, 2003 were as follows (in thousands):

	Three Months		Nine Months		As of August 1, 2004

	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)	Total Assets

August 1, 2004:

North America	$ 34,857	$ (714)	$106,210	$(1,488)	$484,558

Europe	18,019	1,836	51,237	4,196	113,423

Asia	50,852	14,983	133,937	33,304	284,117

	$103,728	$16,105	$291,384	$36,012	$882,098

	Three Months		Nine Months		As of August 3, 2003

	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)	Total Assets

August 3, 2003:

North America	$36,764	$(1,355)	$105,562	$(59,791)	$477,784

Europe	14,940	930	45,042	1,645	116,039

Asia	38,750	7,902	106,792	19,860	258,466

	$90,454	$ 7,477	$257,396	$(38,286)	$852,289

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

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENT

     In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments."  The objective of this Issue is to provide guidance for identifying impaired investments.  EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired.  The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004.  The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be material to the Company's overall results of operations or financial position.

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

     The Company sells substantially all of its photomasks to semiconductor designers and manufacturers.  Since the Company acquired its controlling interest in PKL in Korea in 2001, it began supplying large area photomask technology and support services to companies producing flat panel displays. Thus, the Company’s selling cycle is tightly interwoven with the development and release of new semiconductor designs and flat panel applications, particularly as it relates to the semiconductor industry’s migration to more advanced design methodologies and fabrication processes.

       At this time, state-of-the-art for semiconductor masks is considered to be 65 nanometer, while 90 nanometer is in the very early stages of being moved into volume production and 130 and 180 nanometer constitute the bulk of high performance designs being fabricated in volume today.  The Company expects there to be a steady increase in 130 nanometer designs moving to wafer fabrication throughout the year and believes it is well positioned to service an increasing volume of this business through investments in manufacturing process and technology in the global regions where its customers are located.

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

     Beginning in the latter part of 2003, the semiconductor industry started to emerge from a downturn dating back to 2001. This downturn had an unusually significant impact on the industry's net sales and operating results, in addition to the effect of the business cycle, the global semiconductor industry also experienced tremendous difficulties in transitioning from the 180 nanometer process node to the 130 nanometer process node.  The Company believes that these technological issues have largely been addressed, as seen by improving yields and utilization rates in the Company's mask fabrications facilities and its customers wafer fabrication facilities.  End markets leading the global semiconductor industry out of the downturn have been closely tied to consumer driven applications for high performance semiconductor devices, including, but not limited to communications and notebook computers. For the third quarter of fiscal 2004, shipments for mask sets utilizing 180 nanometer and below design rules increased sequentially from 33% to 38% of total revenue.  The Company cannot predict the timing of the industry’s transition to volume production of next generation technology nodes or the timing of up and down cycles with precise accuracy, but believes that such transitions and cycles will continue into the future, beneficially and adversely affecting its business, financial condition and operating results in the near term. The Company’s ability to remain successful in these environments is based upon achieving its goals of being a service and technology leader, an efficient solutions supplier, and a company able to continually reinvest in its global infrastructure.

     The photomask industry has been, and is expected to continue to be characterized by technological change and evolving industry standards. In order to remain competitive, the Company will be required to continually anticipate, respond to and utilize changing technologies. In particular, the Company believes that, as semiconductor geometries continue to become smaller, it will be required to manufacture increasingly complex enhanced reticles, including those utilizing optical proximity correction and phase-shift technologies. Additionally, demand for photomasks has been, and could in the future be adversely affected by changes in methods of semiconductor manufacturing (which could affect the type or quantity of photomasks utilized), such as changes in semiconductor demand that favor programmable logic devices and other semiconductor designs that replace application specific integrated circuits. To date, the Company has not experienced a significant loss of revenue as a result of alternative semiconductor design methodologies, due largely to the performance such customized semiconductors offer over the programmable logic device alternatives. Additionally, increased market acceptance of alternative methods of transferring circuit designs onto semiconductor wafers, such as direct-write lithography, could reduce or eliminate the need for photomasks.  Presently, direct-write lithography has not been proven to be a commercially viable alternative to photomasks, as it is considered too slow for high volume semiconductor wafer production. However, should direct-write or any other alternative methods of transferring integrated circuit designs to semiconductor wafers be done without the use of photomasks, the Company's business and results of operations would be materially adversely affected. If the Company is unable to anticipate, respond to or utilize these or other changing technologies, due to resource, technological or other constraints, its business and results of operations could be materially adversely affected.

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

Material Changes in Results of Operations
Three and Nine months ended August 1, 2004 versus August 3, 2003

     The following table represents selected operating information expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended

	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003

Net sales	100%	100%	100%	100%

Cost of sales	64.1	68.6	66.1	73.3

Gross margin	35.9	31.4	33.9	26.7

Selling, general and administrative expenses	13.0	15.0	13.8	16.6
Research and development expenses	7.3	8.1	7.7	8.7
Consolidation, restructuring and related charges	-	-	-	16.3

Operating income (loss)	15.6	8.3	12.4	(14.9)

Other expense, net	(2.5)	(3.3)	(2.7)	(3.6)

Income (loss) before income taxes and minority interest	13.0	5.0	9.7	(18.5)
Income tax provision (benefit)	1.5	1.8	1.4	(0.3)
Minority interest	(3.4)	(1.8)	(2.6)	(1.7)

Net income (loss)	8.1%	1.4%	5.7%	(19.9)%

Net Sales

     Net sales for the three months ended August 1, 2004 increased 14.7% to $103.7 million compared with $90.5 million for the corresponding prior year period primarily as a result of increased market share and an increased mix of high-end design releases, due in part, to improved end user demand, both consumer and corporate, for devices utilizing semiconductors. High-end revenue, which is defined as 180 nanometer and below design rules, accounted for approximately 38% of revenue in the third quarter of 2004 as compared to 30% for the third quarter of 2003. By geographic area, for the three months ended August 1, 2004 as compared to the three months ended August 3, 2003, net sales in Asia increased 31.2% to $50.9 million, North American sales decreased 5.2% to $34.9 million and European sales increased 20.6% to $18.0 million.

     For the nine months ended August 1, 2004, as compared to the nine months ended August 3, 2003, net sales increased 13.2% to $291.4 million primarily due to increased design releases, including high-end, associated with improved end user demand for devices utilizing semiconductors.  High-end revenue accounted for approximately 35% of revenue for the first nine months of 2004, as compared to 28% for the first nine months of 2003. For the nine months ended August 1, 2004 as compared to the same prior year period, Asian sales increased 25.4% to $133.9 million, European sales increased 13.8% to $51.2 million, and North American sales increased 0.6% to $106.2 million.

Gross Margins

     Gross margin for the three months ended August 1, 2004 was 35.9% of net sales as compared to 31.4% during the corresponding period last year as a result of increased high-end revenues and continued improved utilization of the Company's manufacturing network.

     For the nine months ended August 1, 2004, the gross margin increased to 33.9% as compared to 26.7% for the same prior year period due to continued improvement in the Company's manufacturing network. During March 2003, the Company reduced its North American manufacturing capacity and related costs with the closure of its Phoenix, Arizona manufacturing facility and additional consolidation of its North American manufacturing network.  The Company operates in a high fixed cost environment and to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.  Should the Company's revenue and utilization continue to improve in the near term, the Company's gross margin could be favorably impacted.

Selling, General and Administrative

     Selling, general and administrative expenses decreased $0.1 million to $13.5 million for the three months ended August 1, 2004, compared with $13.6 million for the same period in the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses decreased to 13.0% as compared to 15.0% for the same period in the prior fiscal year. For the nine months ended August 1, 2004 selling, general, and administrative expenses decreased 5.3% or $2.3 million to $40.4 million as compared to $42.6 million for the nine months ended August 3, 2003. Decreased selling, general and administrative expenses for the three and nine months ended August 1, 2004, compared to the same periods in the prior year were primarily attributable to reduced salaries and wages associated with the Company's March 2003 North American consolidation initiatives.

Research and Development

     Research and development expenses were $7.6 and $7.3 million for the three months ended August 1, 2004 and August 3, 2003, respectively, which were 7.3% and 8.1% of net sales, respectively. Research and development expenditures consist primarily of continued development of 65 and 45 nanometer process technologies.  For the nine months ended August 1, 2004, research and development expenditures were $22.6 million or 7.7% of sales as compared to $22.5 million or 8.7% of sales for the corresponding prior year period. During the three months ending October 31, 2004 the Company expects research and development expenses to increase approximately 4% to 7% compared to the three months ended August 1, 2004.

Consolidation, Restructuring and Related Charges

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

Operating Income (Loss)

     The following table sets forth the operating income (loss) by geographic area for the three and nine months ended August 1, 2004 and August 3, 2003:

	North America	Europe	Asia	Total

Three Months Ended:

August 1, 2004	$ (714)	$1,836	$14,983	$ 16,105

August 3, 2003	$ (1,355)	$ 930	$ 7,902	$ 7,477

Nine Months Ended:

August 1, 2004	$ (1,488)	$4,196	$33,304	$ 36,012

August 3, 2003	$(59,791)	$1,645	$19,860	$(38,286)

Other Expenses, Net

     Other expenses, net, were $2.6 million and $8.0 million for the three and nine months ended August 1, 2004, respectively, as compared to $3.0 million and $9.3 million for the three and nine months ended August 3, 2003, respectively. The decreases in 2004 as compared to 2003 are primarily associated with decreased borrowing costs and increased investment income. Other expenses, net, were primarily comprised of interest expense, interest income and foreign currency gains or losses.

Provision for Income Taxes

     The provision for income taxes for the quarter ended August 1, 2004 was $1.5 million as compared to $1.6 million for the quarter ended August 3, 2003. For the nine months ended August 1, 2004 the income tax provision was $4.0 million as compared to a benefit of $0.8 million for the nine months ended August 3, 2003.  The effective income tax rate of 15% and 20% for the three and nine months ended August 1, 2004, respectively, resulted from taxes incurred on income generated in taxable jurisdictions that were partially offset by the Company's inability to record additional deferred tax benefits for net operating losses in the United States. The Company's operations have followed the recent migration of semiconductor industry fabrication to Asia, where the Company operates in countries with favorable tax jurisdictions. The Company is accorded tax holidays in Taiwan and Singapore, which expire in 2006 and 2005, respectively. In Korea, various investment tax credits have been utilized to reduce the Company's effective income tax rate.

Minority Interest

     Minority interest charges reflect the earnings of the Company's non-wholly owned subsidiaries located in Taiwan and Korea.  Minority interest charges increased $2.0 million to $3.6 million and $3.0 million to $7.4 million for the three and nine months ended August 1, 2004, respectively, as compared to the comparable periods in the prior year.  The increases for both the three and nine months in 2004 primarily reflected improved revenues and operating income generated by the Company's Korean and Taiwanese subsidiaries.

Liquidity and Capital Resources

     The Company's working capital at August 1, 2004 was $287.7 million compared with $258.5 million at November 2, 2003. Cash, cash equivalents and short-term investments at August 1, 2004 were $250.1 million compared to $231.8 million at November 2, 2003. Cash provided by operating activities was $81.5 million for the nine months ended August 1, 2004 as compared to $41.8 million for the same period last year. This increase was primarily due to the net income generated during the first nine months of 2004 as compared to an incurred net loss during the first nine months of 2003 and decreased progress payments to vendors, primarily for equipment purchased in 2002. For the nine months ended August 1, 2004, cash used in investing activities was $143.6 million, which includes increased short-term investments of $91.4 million and capital expenditures of $52.8 million.  In June of 2004, the Company redeemed $8.5 million of its 4.75% convertible subordinated debt resulting in an outstanding balance of $191.5 million.

     The Company has a credit agreement, that expires in July 2005, with a group of financial institutions that provides for a revolving credit facility with an aggregate commitment of $100 million. The credit facility allows for borrowings in various currencies with an interest rate that is based on the terms of the agreement and will vary based on currencies borrowed and market conditions. The facility fee is 0.4% of the total aggregate commitment. The credit facility agreement contains various financial and other covenants, including, but not limited to: Defined maximum ratio of senior funded debt to EBITDA, Minimum EBITDA to interest expense, Minimum consolidated net worth and cash balances, Limitation on cash dividends available for payment to shareholders and Annual capital expenditures. As of August 1, 2004, the Company was in compliance with its loan covenants and $100 million was available under the facility.

     The Company's commitments represent investments in additional manufacturing capacity as well as advanced equipment for the production of high-end photomasks. At August 1, 2004, Photronics had commitments outstanding for capital expenditures of approximately $43.0 million. Additional commitments for capital expenditures are expected to be incurred during the remainder of fiscal 2004. The Company expects capital expenditures for fiscal 2004 to be approximately $75 to $85 million. The Company will continue to use its working capital to finance its capital expenditures. Photronics believes that its currently available resources, together with its capacity for growth and its access to other debt and equity financing sources, are sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the foreseeable future.

Business Outlook

     The Company is planning modest growth for the fourth quarter of fiscal 2004.  Revenue is expected to be in the range of $104 million to $108 million for the fourth quarter of fiscal 2004. The midpoint of $106 million would be a 16% increase over the fourth quarter of fiscal 2003.  A majority of the revenue growth has come from, and is expected to continue to come from the Asian region as customers increase their use of manufacturing foundries located outside of North America and Europe. The Company's Korean and Taiwanese operations are non-wholly owned subsidiaries; therefore a portion of earnings generated at each location is allocated to the minority shareholders.

     For the fourth quarter of 2004, the Company expects earnings per share to be in the range of $0.22 to $0.27 per share.  The expected increase over the third quarter is due to the Company’s anticipation of a majority of the planned revenue increases to improve operating income.  The Company is projecting an estimated tax expense for the fourth quarter of 2004 to be in the range of $1.6 million to $2.1 million.  The amount is dependent upon the country in which the pre-tax income is generated.

     Capital spending was $53 million for the first three quarters of 2004.  The Company is planning on capital spending of $75 to $85 million for the full year of fiscal 2004.  This spending includes the installation of a 65 nanometer production line in the Company's Austin, Texas facility.

     The Company’s future results of operations and the other forward-looking statements contained in this filing involve a number of risks and uncertainties, including the projected fourth quarter of 2004 results.  Various factors that have been discussed and a number of other factors could cause actual results to differ materially from the Company’s expectations.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

     The following table quantifies the Company's future contractual obligations and commercial commitments as of August 1, 2004 (in millions):

	Payments Due in Fiscal

	Total	2004	2005 & 2006	2007 & 2008	Thereafter

Long-term debt	$358.6	$ 1.1	$16.0	$341.5	$ -

Operating leases	5.6	0.5	3.7	1.0	0.4

Unconditional purchase obligations	50.9	44.0	6.9	-	-

Total	$415.1	$45.6	$26.6	$342.5	$0.4

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

Derivative Instruments and Hedging Activities

     The Company records derivatives on the condensed consolidated balance sheets as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are reported in the condensed consolidated statements of operations or as accumulated other comprehensive income (loss), depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company uses judgment in assessing the fair value of derivatives and related financial instruments, including assumptions utilized in derivative fair value models in such areas as projected interest rates and changes in the Company's stock price during the contract term.

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

Intangible Assets

     Intangible assets consist primarily of goodwill and other acquisition-related intangibles, and software development costs. These assets are stated at fair value as of the date acquired, less accumulated amortization. Amortization is calculated on a straight-line basis over an estimated useful life of 5 years for software development costs and, prior to November 1, 2001, 3 to 15 years for goodwill and acquisition-related assets. As a result of the adoption of SFAS No. 142, goodwill is no longer amortized, but the future economic benefit of the carrying value of all intangible assets is reviewed annually and whenever events or changes in circumstances indicate the carrying value of an intangible asset may not be recoverable based on discounted cash flows or market factors, an impairment loss would be recorded in the period so determined.

Impairment of Long-Lived Assets

     Long-lived assets and certain identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on the Company's estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value, less costs to sell.

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

Effect of New Accounting Standards

     In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments."  The objective of this Issue is to provide guidance for identifying impaired investments.  EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired.  The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004.  The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be material to the Company's overall results of operations or financial position.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company records derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of these derivatives are reported in the statement of operations or as accumulated other comprehensive income (loss), depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. In general, the types of risks hedged are those relating to the variability of future cash flows caused by movements in foreign currency exchange rates. The Company documents its risk management strategy and hedge effectiveness at the inception of, and during the term of each hedge.

     In the fourth quarter of fiscal year 2002, the Company entered into an interest rate swap contract, which effectively converted $100 million of its 4.75% fixed rate convertible subordinated notes to a variable rate. Contract payments are made on a LIBOR based variable rate (2.43% at August 1, 2004) and are received at the 4.75% fixed rate.

     The interest rate swap contract is used to adjust the proportion of total debt that is subject to fixed interest rates. This contract is considered to be a hedge against interest rate risk of the Company's fixed rate debt obligation. Accordingly, the contract has been reflected at fair value in the Company's consolidated balance sheets and the related portion of fixed rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged. In addition, changes during any accounting period in the fair value of the contract, as well as offsetting changes in the adjusted carrying value of the related portion of fixed rate debt being hedged, are recognized as adjustments to interest expense in the Company's consolidated statements of operations. The net effect of this accounting on the Company's operating results is that the interest expense portion of fixed rate debt being hedged is generally recorded based on variable rates. At this time, the Company does not have plans to enter into additional interest rate swap contracts, however, at a future point the Company may decide to do so.

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

     The Company attempts to minimize its risk to foreign currency transaction losses by producing its products in the same country in which the products are sold, thereby generating revenues and incurring expenses in the same currency and by managing its working capital. However, there can be no assurance that this approach will be successful, especially in the event of a significant adverse movement in the value of any foreign currencies against the United States dollar. The Company does not engage in purchasing forward exchange contracts for speculative purposes.

     The Company's primary net foreign currency exposures as of August 1, 2004 included the Korean won, Singapore dollar and the British pound. As of August 1, 2004, a 10% adverse movement in the value of these currencies against the United States dollar would have resulted in a net unrealized pre-tax loss of $5.4 million. The Company's exposure to other foreign currency risks include the Japanese yen, New Taiwan dollar and the euro, for which the Company does not believe that a 10% change in the exchange rates of these currencies would have a material effect on its consolidated financial position, results of operations or cash flows.

Interest Rate Risk

     The majority of the Company's borrowings are in the form of its convertible subordinated notes, which bear interest at rates of 2.25% and 4.75% and certain foreign secured and unsecured notes payable which bear interest at rates between

4.8% and 6.5%. In addition, the interest rate swap contract discussed above subjects the Company to market risk as interest rates fluctuate and impacts the interest payments due on the $100 million notional amount of the contract. At August 1, 2004, the Company had approximately $116 million in variable rate financial instruments which were sensitive to interest rate risk. The Company does not believe a 10% change in interest rates would have a material effect on its consolidated financial position, results of operations or cash flows.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company's chief executive officer and chief financial officer have concluded that, as of the end of the third quarter of fiscal 2004, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended.

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

Date:  September 14, 2004