Form 10-K
period 2004-10-31
PHOTRONICS INC
filed 2005-01-14
CIK 810136

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2004
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
Yes ☒  No ☐

As of April 30, 2004, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant common stock held by non-affiliates was approximately  $442,486,000 (based upon the closing price of $14.89 per share as reported by the Nasdaq National Market on that date.)

As of December 31, 2004, 32,720,514 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2005
Annual Meeting of Shareholders	Incorporated into Part III
to be held on March 22, 2005	of this Form 10-K

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

PART I

ITEM 1.  BUSINESS

General

     Photronics, Inc. is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays, and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits and a variety of flat panel displays and, to a lesser extent, other types of electrical and optical components. The Company operates principally from nine manufacturing facilities, three of which are located in the United States, three in Europe, and one each in Korea, Singapore and Taiwan.

     Photronics, Inc. is a Connecticut corporation, organized in 1969. Its principal executive offices are located at 15 Secor Road, Brookfield, Connecticut 06804, telephone (203) 775-9000. Photronics, Inc. and its subsidiaries are collectively referred to herein as "Photronics" or the "Company." The Company's website is located at http://www.photronics.com. The Company makes available, free of charge through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed or furnished to the Securities and Exchange Commission. The information contained or incorporated in the Company's website is not part of these documents.

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

     The Company currently supports customers across the full spectrum of integrated circuit production and large area technologies by manufacturing photomasks using electron beam or optical-based technologies. Electron beam and laser-based systems are the predominant technologies used for photomask manufacturing. These technologies are capable of producing the finer line resolution, tighter overlay and larger die size for the larger and more complex circuits currently being designed. Electron beam and laser generated photomasks can be used with the most advanced processing techniques to produce the most advanced semiconductor devices intended for use in an array of products. These include devices used for microprocessors, memory, telecommunications and related applications. The Company currently owns a number of electron beam and laser-based systems. The production of photomasks by the optical method is less expensive and less precise. The optical method traditionally is used to manufacture less complex and lower priced photomasks.

     The first several layers of photomasks are sometimes required to be delivered by the Company within 24 hours from the time it receives customers' design data. The ability to manufacture high quality photomasks within short time periods is dependent upon efficient manufacturing methods, high yield and high equipment reliability. The Company works to meet these requirements by making significant investments in manufacturing and data processing systems and statistical process control methods to optimize the manufacturing process and reduce cycle times.

     Quality control is an integral part of the photomask manufacturing process. Photomasks are manufactured in temperature, humidity and particulate controlled clean rooms because of the high level of precision, quality and yields required. Each photomask is inspected several times during the manufacturing process to ensure compliance with customer specifications. The Company continues to make substantial investments in equipment to inspect and repair photomasks to ensure that customer specifications are met. After inspection and any necessary repair, the Company utilizes proprietary processes to clean the photomasks prior to shipment.

     The vast majority of photomasks produced for the semiconductor industry employ geometries of 130 nanometer or larger. At these geometries, the Company can produce full lines of photomasks and there is no significant technology employed by the Company's competitors that is not available to the Company. Semiconductor fabrication also occurs at and below the 90 nanometer range. The Company is currently capable of producing a broad range of photomasks at these smaller geometries. However, as is typical of industries in the midst of technological change, some of the Company's competitors may be able to achieve higher manufacturing yields than the Company when producing these smaller geometry photomasks, in part because these competitors may have completed more cycles of learning than the Company in this area, and in part because of the Company's need to replicate production of these complex photomasks at its many locations world-wide. The Company believes that these cases are few and are not material to its business.

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

     The Company supports international customers through both its domestic and foreign facilities. The Company considers its presence in international markets important to attracting new customers, providing global solutions to its existing customers, and serving customers that utilize manufacturing foundries outside of the United States, principally in Asia. For a statement of the amount of net sales, operating income or loss, and identifiable assets attributable to each of the Company's geographic areas of operations, see Note 15 to the consolidated financial statements.

Customers

     The Company primarily sells its products to leading semiconductor manufacturers. The Company's largest customers during the fiscal year ended October 31, 2004 ("fiscal 2004"), included the following:

Atmel Corp.	On Semiconductor Corporation
Chartered Semiconductor Manufacturing, Ltd.	Philips Semiconductor Manuf., Inc.
Fairchild Semiconductor Intl. Inc.	Polarfab LLC
Freescale Semiconductor, Inc. (Motorola Inc.)	Samsung Electronics Co., Ltd.
Hynix Semiconductor	Silterra Malaysia Sdn Bhd.
Jazz Semiconductor, Inc.	Skyworks Solutions, Inc.
LG Philips LCD Co., Ltd.	ST Microelectronics, Inc.
Macronix International Co., Ltd.	Systems on Silicon Mfg. Co., Pte Ltd.
Maxim Integrated Products, Inc.	Texas Instruments Incorporated
National Semiconductor Corporation	United Microelectronics Corp.

     During fiscal year 2004, the Company sold its products and services to approximately 600 customers. Samsung Electronics Co., Ltd. accounted for approximately 18%, 16% and 10% of the Company's net sales in fiscal 2004, 2003 and 2002, respectively. The Company's five largest customers, in the aggregate, accounted for approximately 40% in fiscal 2004 and 36% in each of fiscal 2003 and 2002, of net sales. A significant decrease in the amount of sales to any of these customers could have a material adverse effect on the financial performance and business prospects of the Company.

Seasonality

     The Company's quarterly revenues can be affected by the seasonal purchasing of its customers. The Company is typically impacted during its first quarter by the North American and European holiday periods as some customers reduce their effective workdays and orders during this period. Additionally, the Company can be impacted during its first or second quarter by the Asian New Year holiday period which also may reduce customer orders. For fiscal 2005, the Asian New Year holiday will be in the Company's second quarter. At times, the Company's first quarter revenues have been down sequentially by as much as 10%. During the past three years, the second quarter resulted in increased sequential revenues of 2% to 7%, partially as a result of all of the holiday periods occurring during the first quarter.

Research and Development

     The Company conducts ongoing research and development activities in four of its advanced manufacturing locations covering all major regions represented by the Company's customer base, in order to maintain the Company's leadership in technology and manufacturing efficiency. Phase-shift and optical proximity correction photomasks use advanced materials, designs and lithography techniques for enhanced resolution of images on a semiconductor wafer. The Company also conducts research and development activities in modeling and simulation necessary for effective integration of the most advanced mask-based optical lithography solutions. Currently these activities are focused on 65 nanometer and 45 nanometer node lithography, but the Company believes these core competencies will continue to be a critical part of semiconductor manufacturing as optical lithography continues to scale device capabilities below 65 nanometer. The Company has incurred expenses of $30.5 million, $30.0 million and $30.2 million for research and development in fiscal 2004, 2003 and 2002, respectively. The Company believes that it owns or controls valuable proprietary information necessary for its business as presently conducted. Recently, the Company has either applied for or been granted patents pertaining to its manufacturing processes. The Company believes that its intellectual property is and will continue to be important to the Company's technical leadership in the field of photomasks.

Patents

     The Company owns or has rights to 22 patents in the United States. The general subject matter of these patents relates to the manufacture of photomasks themselves and the use of photomasks to manufacture other products. The expiration dates of these patents range from 2011 to 2022. While the Company believes that its intellectual property is and will continue to be important to the Company's technical leadership in the field of photomasks, the Company's operations are not dependent on any one individual patent. The Company protects its intellectual property rights regarding products and manufacturing processes through patents and trade secrets. The Company also relies on non-disclosure agreements with employees and vendors to protect its intellectual property and proprietary processes.

Materials, Supplies and Equipment

     Raw materials used by the Company generally include high precision quartz plates (including large area plates), which are used as photomask blanks, primarily obtained from Japanese suppliers, among others; pellicles, which are protective transparent cellulose membranes; electronic grade chemicals, which are used in the manufacturing process; and compacts, which are durable plastic containers in which photomasks are shipped. These materials are generally sourced from several suppliers and the Company is not dependent on any one supplier for its raw materials. The Company believes that its utilization of a select group of strategic suppliers enables it to access the most advanced materials technologically available. On an ongoing basis, the Company continues to consider additional supplier sources.

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

Backlog

     The first several levels of a set of photomasks for a circuit pattern at times are required to be shipped within 24 hours of receiving a customer's designs. Because of the short period between order and shipment dates (typically from one day to two weeks) for a significant amount of the Company's sales, the dollar amount of current backlog is not considered to be a reliable indication of future sales volume.

International Operations

      International sales, which exclude export sales, were approximately 64%, 59% and 50% of the Company's sales in fiscal 2004, 2003 and 2002, respectively. The Company believes that maintaining significant international operations requires it to have, among other things, a local presence in the markets in which it operates. This requires a significant investment in financial, management, operational and other resources.

     Operations outside the United States are subject to inherent risks, including fluctuations in exchange rates, political and economic conditions in various countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer accounts receivable collection cycles and potentially adverse tax consequences. These factors may have a material adverse effect on the Company's ability to generate sales outside the United States and, consequently, on its business and results of operations.

     Note 15 of the Notes to Consolidated Financial Statements reports net sales, operating income (loss) and total identifiable assets by geographic region.

Competition

     The photomask industry is highly competitive and most of the Company's customers utilize more than one photomask supplier. The Company's ability to compete depends primarily upon the consistency of product quality and timeliness of delivery, as well as pricing, technical capability and service. The Company also believes that proximity to customers is an important factor in certain markets. Certain competitors have substantially greater financial, technical, sales, marketing and other resources than the Company. The Company believes that consistency of product quality, timeliness of delivery and price are the principal factors considered by customers in selecting their photomask suppliers. The Company's inability to meet these requirements could adversely affect its sales. The Company believes that it is able to compete effectively because of its dedication to customer service, its investment in state-of-the-art photomask equipment and facilities and its experienced technical employees.

     The Company estimates that for the types of photomasks it manufactures in North America, the size of the total market (captive and merchant) is approximately $500 million and the rest of the world is estimated to be approximately $2.0 billion. Competitors include Compugraphics, Inc., Dai Nippon Printing Co., Ltd., DuPont Photomasks, Inc. (DPMI), Hoya Corporation, Taiwan Mask Corporation, Toppan Printing Co., Ltd. (Toppan) and Toppan Chungwha Electronics. On October 5, 2004, Toppan and DPMI entered into a merger agreement whereby DPMI will become a wholly owned subsidiary of Toppan; the merger is expected to close in calendar 2005.  The Company also competes with semiconductor manufacturers' captive photomask manufacturing operations. The Company expects to face continued competition from the consolidated entity and other suppliers in the future. In the past, competition led to pressure to reduce prices, which the Company believes contributed to the decrease in the number of independent manufacturers. This pressure to reduce prices may continue in the future. In addition, some of the Company's customers, such as Samsung Electronics Co., Ltd., possess their own captive facilities for manufacturing photomasks. Also, certain semiconductor manufacturers market their photomask manufacturing services to outside customers as well as to their internal organizations.

Employees

     As of November 30, 2004, the Company and its majority-owned subsidiaries employed approximately 1,420 persons on a full-time basis. The Company believes it offers competitive compensation and other benefits and that its employee relations are good. Except for employees in the United Kingdom, none of its employees are represented by a union.

Recent Developments

     On November 10, 2004, the Company redeemed $41.4 million of its 4.75% subordinated convertible notes. The Company incurred an early extinguishment charge of $1.2 million on the redemption, which resulted in a total principal balance outstanding of its 4.75% subordinated convertible notes after the redemption of $110.1 million.

     In December 2004, the Company acquired an additional 5.5% interest in PK Ltd. (PKL) for approximately $12.0 million. As a result of this transaction, the Company now owns approximately 80% of PKL.

ITEM 2.  DESCRIPTION OF PROPERTY

     The following table presents certain information about the Company's photomask manufacturing facilities:

Location	Type of Interest

Allen, TX	Owned
Austin, TX	Owned
Brookfield, CT (Building #1)	Owned
Brookfield, CT (Building #2)	Owned
Bridgend, South Wales	Leased
Cheonan, Korea	Owned
Dresden, Germany	Leased
Hsinchu, Taiwan	Leased
Manchester, England	Owned
Singapore	Leased

     The Company believes that its existing manufacturing facilities are adequate for further plant expansions at existing sites. The Company also leases administrative offices in Crolles, France and Athens, Greece. The Company's administrative headquarters are located in Brookfield, Connecticut in a building that it owns.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse effect on the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED SHAREHOLDERS' MATTERS

     The Common Stock of the Company is traded on the NASDAQ National Market (NASDAQ) under the symbol PLAB. The table below shows the range of high and low sale prices per share for each quarter for fiscal year 2004 and 2003, as reported on the NASDAQ.

	High	Low

Fiscal Year Ended October 31, 2004:

Quarter Ended February 1, 2004	$22.82	$16.36
Quarter Ended May 2, 2004	21.09	14.83
Quarter Ended August 1, 2004	19.02	13.33
Quarter Ended October 31, 2004	19.31	12.60

Fiscal Year Ended November 2, 2003:

Quarter Ended February 2, 2003	$17.50	$ 9.00
Quarter Ended May 4, 2003	13.53	10.00
Quarter Ended August 3, 2003	20.05	12.59
Quarter Ended November 2, 2003	26.00	16.10

     On December 31, 2004, the closing sale price for the Common Stock as reported by NASDAQ was $16.50. Based on information available to the Company, the Company believes it has approximately 9,000 beneficial shareholders.

     The Company has not paid any cash dividends to date and, for the foreseeable future, anticipates that earnings will continue to be retained for use in its business. The Company's revolving credit facility (see Note 7 to the consolidated financial statements) limits the amount of cash dividends it can pay to its shareholders.

     The information regarding the Company's equity compensation required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from the proxy into Item 12 of Part III of this report.

	Purchasers of Equity Securities by the Issuer and Affiliated Purchasers

				Maximum Number
			Total Number of	(or Approximate Dollar
			Principal Amount	Value of Principal
	Total Principal	Average Price Paid	of Convertible Notes	Amount of Convertible
	Amount of	Per $1,000 Principal	Purchased as Part	Notes) that May Yet to
	Convertible Notes	Amount of	of Publicly Announced	be Purchased under the
	Purchased	Convertible Notes	Plans or Programs	Plans or Programs

November

December

January

February

March

April

May

June	$ 8,500,000.00	$ 997.50	$ ‑	$ -	(1)

July

August

September	10,000,000.00	1,004.40	-	-	(1)

October	30,000,000.00	1,015.00	-	-	(1)

	$48,500,000.00	$1,009.75	$ -	$ -

(1) The Company does not have a specific bond repurchase program established and all of the repurchases were made in open market transactions.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data is derived from the Company's consolidated financial statements. The consolidated financial statements for all periods presented gives retroactive effect to the 2000 merger of the Company and Align-Rite International, Inc. (Align-Rite), which was accounted for as a pooling of interests. The data should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K.

	Years Ended

	October 31, 2004		November 2, 2003		November 3, 2002		October 31, 2001 (g)		October 31, 2000 (h)

OPERATING DATA:

Net sales	$395,539		$348,884		$386,871		$377,969		$331,212

Cost and Expenses:
Cost of sales	260,232		250,687		276,451		254,272		220,650
Selling, general and administrative	53,487		56,154		57,973		53,758		46,059
Research and development	30,520		29,965		30,154		24,858		20,731
Consolidation, restructuring and related charges	-		42,000	(b)	14,500	(d)	38,100	(e)	23,000	(f)

Operating income (loss)	51,300		(29,922)		7,793		6,981		20,772

Other income (expense):
Interest expense	(14,723)		(17,089)		(20,004)		(12,682)		(11,769)
Investment and other income, net	4,468	(a)	5,346	(c)	6,713		3,380		6,461

Income (loss) before income tax provision (benefit) and minority interest	41,045		(41,665)		(5,498)		(2,321)		15,464
Income tax provision (benefit)	5,761		924		(7,019)		(3,000)		4,700
Minority interest in income of consolidated subsidiaries	(10,818)		(5,573)		(6,378)		(4,705)		(588)

Net income (loss)	$24,466	(a)	$(48,162)	(b) (c)	$(4,857)	(d)	$(4,026)	(e)	$10,176	(f)

Earnings (loss) per share:

Basic	$0.75	(a)	$(1.50)	(b) (c)	$(0.16)	(d)	$(0.13)	(e)	$0.35	(f)

Diluted	$0.68	(a)	$(1.50)	(b) (c)	$(0.16)	(d)	$(0.13)	(e)	$0.34	(f)

Weighted average number of common shares outstanding:

Basic	32,564		32,144		31,278		29,919		28,761

Diluted	42,339		32,144		31,278		29,919		29,831

BALANCE SHEET DATA:
	As of

	October 31, 2004	November 2, 2003	November 3, 2002	October 31, 2001 (g)	October 31, 2000 (h)

Working capital	$255,062	$258,509	$142,028	$ 48,732	$ 78,393
Property, plant and equipment, net	396,461	387,977	443,860	402,776	395,281
Total assets	872,871	865,540	832,442	660,698	604,976
Long-term debt	315,888	368,307	296,785	188,021	202,797
Shareholders' equity	349,473	308,329	339,115	287,161	293,980

(a)	Includes early extinguishment charge of $1.2 million after tax or $0.03 per diluted share in connection with the early redemption of $48.5 million of the Company's 4.75% convertible notes.

(b)

Includes consolidation charge of $42.0 million ($39.9 million after tax or $1.24 per diluted share) in connection with the closure of the Company's Phoenix, Arizona manufacturing facility and the consolidation of the Company's North American operating infrastructure.

(c)	Includes early extinguishment charge of $0.9 million after tax or $0.03 per diluted share in connection with the early redemption of $62.1 million of the Company's 6% convertible notes.

(d)

Includes consolidation charge of $14.5 million ($10 million after tax or $0.32 per diluted share) in connection with the closure of the Company's Milpitas, California manufacturing facility and workforce reduction.

(e)

Includes consolidation charges of $38.1 million ($26.1 million after tax, or $0.87 per diluted share) in connection with the final phase of the Company's merger with Align-Rite and subsequent consolidation of facilities in California, Florida and Germany.

(f)

Includes restructuring and related charges incurred in connection with the closure of the Company's Sunnyvale, California and Neuchatel, Switzerland facilities and merger related expenses totaling $14.8 million (after tax) or $0.52 per diluted share.

(g)

Effective August 27, 2001, the Company acquired a majority of the total share capital of PKL, a photomask manufacturer based in Korea. The operating results of PKL have been included in the consolidated statement of operations since the effective date of the acquisition.

(h)

Effective June 20, 2000, the Company acquired a majority of the total share capital of Precision Semiconductor Mask Corporation (PSMC), a photomask manufacturer based in Taiwan. The operating results of PSMC have been included in the consolidated statement of operations since the effective date of the acquisition.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended
October 31, 2004, November 2, 2003 and November 3, 2002

Overview

     The Company sells substantially all of its photomasks to semiconductor designers and manufacturers. Further, photomask technology is also being applied to the fabrication of higher performance electronic products such as flat panel displays, photonics, micro-electronic mechanical systems and certain nanotechnology applications. Thus, the Company’s selling cycle is tightly interwoven with the development and release of new semiconductor designs and flat panel applications, particularly as it relates to the semiconductor industry’s migration to more advanced design methodologies and fabrication processes. The Company believes that the demand for photomasks primarily depends on design activity rather than sales volumes from products produced using photomask technologies. Consequently, an increase in semiconductor sales does not necessarily result in a corresponding increase in photomask sales. In addition, the reduced use of customized integrated circuits, a reduction in design complexity or other changes in the technology or methods of manufacturing semiconductors or a slowdown in the introduction of new semiconductor designs could reduce demand for photomasks even if demand for semiconductors increases. Further, advances in semiconductor and photomask design and semiconductor production methods could reduce the demand for photomasks. Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices. The semiconductor industry had been in a downturn from 2001 until the end of 2003, which had a significant impact on the net sales and operating results of a majority of those companies in the industry.

     At this time, state-of-the-art for semiconductor masks is considered to be 65 nanometer, while 90 nanometer is in the very early stages of being moved into volume production, and 130 and 180 nanometer constitute the majority of high performance designs being fabricated in volume today. The Company expects there to be a steady increase in 130 nanometer designs moving to wafer fabrication throughout fiscal 2005 and believes it is well positioned to service an increasing volume of this business through investments in manufacturing process and technology in the global regions where its customers are located.

     In addition to the cyclical downturn previously mentioned, the global semiconductor industry also experienced tremendous difficulties in transitioning from the 180 nanometer process node to the 130 nanometer process node. The Company believes that these technological issues have been addressed, as seen by improving yields and utilization rates in the Company's mask fabrication facilities and its customers' wafer fabrication facilities. End markets leading the global semiconductor industry out of the downturn in 2004 have been closely tied to consumer driven applications for high performance semiconductor devices, including, but not limited to communications and mobile computing solutions. The Company cannot predict the timing of the industry’s transition to volume production of next generation technology nodes or the timing of up and down cycles with precise accuracy, but believes that such transitions and cycles will continue into the future, beneficially and adversely affecting its business, financial condition and operating results in the near term. The Company’s ability to remain successful in these environments is based upon achieving its goals of being a service and technology leader, an efficient solutions supplier, and a company able to continually reinvest in its global infrastructure.

     The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, the Company will be required to continually anticipate, respond to and utilize changing technologies. In particular, the Company believes that, as semiconductor geometries continue to become smaller, it will be required to manufacture complex optically enhanced reticles, including optical proximity correction and phase-shift photomasks. Additionally, demand for photomasks has been, and could in the future be adversely affected by changes in methods of semiconductor manufacturing (which could affect the type or quantity of photomasks utilized), such as changes in semiconductor demand that favor field programmable gate arrays and other semiconductor designs that replace application-specific integrated circuits. Through fiscal 2004, the Company has not experienced a significant loss of revenue as a result of alternative semiconductor design methodologies. Additionally, increased market acceptance of alternative methods of transferring circuit designs onto semiconductor wafers, such as direct-write lithography, could reduce or eliminate the need for photomasks. Through fiscal 2004, direct-write lithography has not been proven to be a commercially viable alternative to photomasks, as it is considered too slow for high volume semiconductor wafer production. However, should direct-write or any other alternative methods of transferring integrated circuit designs to semiconductor wafers be done without the use of photomasks, the Company's business and results of operations would be materially adversely affected. If the Company is unable to anticipate, respond to, or utilize these or other changing technologies, due to resource, technological or other constraints, its business and results of operations could be materially adversely affected.

     Both revenues and costs have been affected by the increased demand for high-end technology photomasks that require more advanced manufacturing capabilities but generally command higher average selling prices. To meet the technological demands of its customers and position the Company for future growth, the Company continues to make substantial investments in high-end manufacturing capability both at existing and new facilities. The Company's capital expenditures for new facilities and equipment to support its customers' requirements for high technology products was an aggregate of approximately $254.0 million for the three fiscal years ended October 31, 2004, resulting in significant increases in operating expenses. Based on the anticipated technological changes in the industry, the Company expects these trends to continue.

     The manufacture of photomasks for use in fabricating integrated circuits and other related products built using comparable photomask-based process technologies has been, and continues to be, capital intensive-based upon the need to maintain a technology-based infrastructure. The Company's integrated global manufacturing network and employees, which consists of nine sites, represent a significant portion of its fixed operating cost base. Should sales volumes decrease based upon the flow of design releases from the Company's customers, the Company may have excess and underutilized production capacity that could significantly impact operating margins.

     Currently, the vast majority of photomasks produced for the semiconductor industry employ geometries of 130 nanometers or larger. At these geometries, the Company can produce full lines of photomasks and there is no significant technology employed by the Company's competitors that is not available to the Company. Recently, a limited amount of semiconductor fabrication has begun utilizing 90 nanometer processes. The Company is currently capable of producing a broad range of photomasks at still smaller geometries, and has begun accelerating its efforts to support the development and production of photomasks for both the 65 nanometer and 45 nanometer technology nodes. However, as is typical of industries in the midst of technological change, some of the Company's competitors may be able to achieve higher manufacturing yields than the Company when producing these smaller geometry photomasks, in part because these competitors may have completed more cycles of learning than the Company in this area and in part because of the Company's need to replicate production of these complex photomasks at its four advanced technology locations world-wide. The Company believes that these cases are not material to its business.

Results of Operations

     The following table represents selected operating information expressed as a percentage of net sales:

	Year Ended

	October 31, 2004	November 2, 2003	November 3, 2002

Net sales	100%	100%	100%
Cost of sales	65.8	71.9	71.5

Gross margin	34.2	28.1	28.5
Selling, general and administrative expenses	13.5	16.1	15.0
Research and development expenses	7.7	8.6	7.8
Consolidation, restructuring and related charges	-	12.0	3.7

Operating income (loss)	13.0	(8.6)	2.0
Interest expense	(3.7)	(4.9)	(5.1)
Investment and other income, net	1.1	1.6	1.7

Income (loss) before income tax
provision (benefit) and minority interest	10.4	(11.9)	(1.4)
Income tax provision (benefit)	1.5	0.3	(1.8)
Minority interest	(2.7)	(1.6)	(1.7)

Net income (loss)	6.2%	(13.8%)	(1.3%)

Note:  All the following tabular comparisons, unless otherwise indicated, are for the fiscal years ended October 31, 2004 (2004), November 2, 2003 (2003) and November 3, 2002 (2002), in millions of dollars.

Net Sales

				Percent Change

	2004	2003	2002	2004 to 2003	2003 to 2002

Total net sales	$395.5	$348.9	$386.9	$13.4%	(9.8%)

     Net sales for the fiscal year ended October 31, 2004 increased 13.4% to $395.5 million as compared to $348.9 million for the fiscal year ended November 2, 2003. The increase is primarily related to increased design releases in 2004 as a result of improved end user demand, consumer and corporate, for devices utilizing semiconductor applications. As a result, the Company experienced increased unit demand across all technology nodes during 2004.  To a lesser extent, the Company's overall average selling prices (ASP's) improved in 2004. The increased ASP's primarily relate to an improved high-end mix, which is defined as revenue at 180 nanometer and below design rules, and increased sales of large area masks which typically have higher ASP's. By geographic area, sales increased by $37.7 million in Asia and $10.4 million in Europe, while sales in North America decreased by $1.4 million.

     Net sales for the fiscal year ended November 2, 2003, decreased 9.8% as compared to $386.9 million for the fiscal year ended November 3, 2002. The decrease was attributable to a slow-down in new design releases, due in part, to decreased end user demand, both consumer and corporate, for devices utilizing semiconductors and continued increased competitive pricing pressures for mature technology products. During 2003, the Company experienced an overall decline in average selling prices and unit volumes as a result of the competitive pricing pressures for mature technology products and a decrease in new design releases. Additionally, in 2003, the Company continued to experience a reduction in sales in North America, due in part to the continued migration of semiconductor manufacturing to Asian foundries by certain North American customers. By geographic area, net sales in Asia increased $18.4 million or 14.2%, while North America sales decreased $52.3 million or 26.9% and European sales decreased $4.1 million or 6.5%.

Gross Margin

				Percent Change

	2004	2003	2002	2004 to 2003	2003 to 2002

Gross margin	$135.3	$98.2	$110.4	37.8%	(11.1%)
Gross margin %	34.2%	28.1%	28.5%	-	-

     During 2003 and 2002 the Company was impacted by a severe and prolonged downturn in the semiconductor industry, which resulted in decreased demand, excess capacity and increased competitive pricing pressures. The Company also began to experience increased growth in Asia during this time, while North America sales began to decline. To mitigate the decline in its business, which has impacted its gross margins, in August 2002 the Company reduced its operating cost structure by closing its Milpitas, California facility. In March 2003, the Company began to further restructure its operations in North America by closing its Phoenix, Arizona facility and reducing its global work force.

     The Company's gross margin, which is net sales less cost of goods sold, improved to 34.2% in 2004 as compared to 28.1% in fiscal 2003. This improvement was a result of improved utilization of the Company’s manufacturing network and improved high-end product mix as well as stabilization of pricing for mature products. The Company operates in a high fixed cost environment and to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted. The gross margin percentage in 2005 could be negatively impacted by increased depreciation expense associated with the Company's 2005 and 2004 capital expenditures for additional tool sets and corresponding infrastructure for advanced technologies.

     Gross margin for the fiscal year ended November 2, 2003 decreased to 28.1% as compared to 28.5% for the fiscal year ended November 3, 2002. The decrease was primarily associated with decreased sales volume, which decreased the utilization of the Company's fixed equipment cost base, due in part to lower than anticipated demand for high-end technology products which have design rules of 0.18 micron and below, and competitive pricing pressures for mature product technologies resulting in lower ASP's.

Selling, General and Administrative Expenses

				Percent Change

	2004	2003	2002	2004 to 2003	2003 to 2002

S, G&A expense	$53.5	$56.2	$58.0	(4.7%)	(3.1%)
% to net sales	13.5%	16.1%	15.0%	-	-

     Selling, general and administrative expenses decreased for the fiscal year ended October 31, 2004 as compared to November 2, 2003 by $2.7 million. This decrease is primarily attributable to the full year impact of reduced salaries and wages and selling expenses in North America associated with the Company’s 2003 North American consolidation initiatives coupled with ongoing cost reduction activities.

     Selling, general and administrative expenses for the fiscal year ended November 2, 2003 decreased 3.1% to $56.2 million as compared to November 3, 2002. This decrease was primarily attributable to reduced salary and wages and facility costs in North America as a result of the Company's March 2003 North American consolidation initiatives.

Research and Development

				Percent Change

	2004	2003	2002	2004 to 2003	2003 to 2002

R&D expense	$30.5	$30.0	$30.2	1.9%	(0.6%)
% to net sales	7.7%	8.6%	7.8%	-	-

     Research and development expenditures consist primarily of global development efforts of high-end process technologies for advanced sub wavelength reticle solutions at and below 65 nanometers. Research and development expenses increased 1.9% to $30.5 million for the fiscal year ended October 31, 2004 as compared to the fiscal year ended November 2, 2003. In fiscal 2003, research and development expenditures were $30.0 million as compared to $30.2 million in 2002.

Consolidation, Restructuring and Related Charges

     Since 2001, the Company closed four manufacturing facilities in North America and one in Europe due in part to the migration of semiconductor manufacturing to Asia and excess capacity associated with decreased demand. The decision to close facilities in North America corresponded to the decreased North American sales volume. The Company's North American net sales declined from $241.9 million in fiscal 2001 to $194.3 million in fiscal 2002, and to $142.0 million in fiscal 2003. The decline in sales in North America from 2001 to 2003 resulted in increased North America operating losses during 2002 and 2003. The decline in sales volume and operating profits in North America was attributable to the Company's customers migrating their business to lower cost foundries, primarily located in Asia. This created excess capacity in the United States. Competitive pricing pressures and weakened demand further eroded the Company's North American operating results.

     In March of 2003, the Company initiated a plan to close its Phoenix, Arizona manufacturing facility and further consolidate its North American manufacturing network in order to increase capacity utilization and manufacturing efficiencies. Total consolidation and related charges of $42.0 million were recorded during the second quarter of fiscal 2003. Components of the charge include $3.4 million for workforce reduction of approximately 170 employees in the United States, $4.4 million for facility lease payments, and $34.2 million of non-cash charges for the impairment in carrying value of fixed assets. The majority of the photomasks produced at the Company's Phoenix, Arizona facility were cross-qualified with other United States manufacturing sites. Consequently, the decision to close the Phoenix, Arizona facility had minimal impact on United States production or customer service.

     In August 2002, the Company implemented a plan to reduce its operating cost structure by reducing its work force in the United States by approximately 135 employees and by ceasing the manufacture of photomasks at its Milpitas, California facility. Total consolidation and related charges of $14.5 million were recorded in the fourth quarter of fiscal 2002. Of the total charge, $10.5 million was non-cash for the impairment in carrying value of fixed assets, $2.5 million of cash charges for severance and benefits for terminated employees that were paid during their entitlement periods and $1.5 million of cash charges for facilities closing costs as well as lease termination costs.

     The following tables (in millions) set forth the Company's restructuring reserves as of October 31, 2004, November 2, 2003 and November 3, 2002 and reflects the activities affecting the reserves for years then ended:

	Year Ended October 31, 2004

	November 2, 2003			October 31, 2004
	Balance	Charges	Credits	Balance

Manufacturing capacity reduction and other	$5.9	$ -	$(1.2)	$4.7

Workforce reductions	1.5	-	(1.5)	-

Total	$7.4	$ -	$(2.7)	$4.7

	Year Ended
	November 2, 2003

	November 3,			November 2,
	2002			2003
	Balance	Charges	Credits	Balance

Manufacturing capacity reduction and other	$4.3	$38.6	$(37.0)	$5.9

Workforce reductions	1.7	3.4	(3.6)	1.5

Total	$6.0	$42.0	$(40.6)	$7.4

	Year Ended
	November 3, 2002

	October 31, 2001			November 3, 2002
	Balance	Charges	Credits	Balance

Manufacturing capacity reduction and other	$5.0	$12.0	$(12.7)	$4.3

Workforce reductions	2.6	2.5	(3.4)	1.7

Total	$7.6	$14.5	$(16.1)	$6.0

    As of October 31, 2004, "manufacturing capacity reduction and other" of $4.7 million primarily represents non-cancelable lease obligations that will be paid over the respective lease terms through 2009.

Other Income (Expense)

	2004	2003	2002

Interest expense	$(14.7)	$(17.1)	$(20.0)
Investment and other income, net	4.5	5.3	6.7

Total other income (expense)	$(10.2)	$(11.8)	$(13.3)

     Interest expense decreased $2.4 million to $14.7 million for the fiscal year ended October 31, 2004 as compared to the fiscal year ended November 2, 2003. The decrease in interest expense is a result of reduced debt associated with the Company's redemption of $62.1 million of the Company's outstanding 6% convertible subordinated notes in June 2003 and the aggregate redemption of $48.5 million during 2004 of the 4.75% convertible subordinated notes. Investment and other income, net, decreased by $0.8 million in 2004 primarily due to reduced investment gains.

     Interest expense for the fiscal year ended November 2, 2003 decreased by $2.9 million to $17.1 million as compared to fiscal 2002. The decrease was primarily the result of reduced overall effective borrowing rates, partially offset by increased borrowings. Investment and other income, net, during fiscal 2003 decreased to $5.3 million as compared to $6.7 million in fiscal 2002 primarily due to a $2.6 million gain on the repurchase of $41.2 million of the Company's 6% convertible subordinated notes in 2002.

Income Taxes

     The Company's operations have followed the recent migration of semiconductor industry fabrication to Asia, where the Company operates in countries where it is accorded favorable tax treatments. The Company has been granted tax holidays in Taiwan and Singapore, which expire in 2006 and 2005, respectively. In Korea, various investment tax credits have been utilized to reduce the Company's effective income tax rate.

     The provision for income taxes for the fiscal year ended October 31, 2004 was $5.8 million or 14% of pretax income, which differs from the federal statutory rate of 35% as a result of tax holidays in Taiwan and Singapore, available tax credits in Korea and valuation reserves on losses generated in the United States.

     The provision for income taxes for the fiscal year ended November 2, 2003 was $0.9 million on a pre-tax loss of $41.7 million. The provision differs from the federal statutory rate of a 35% benefit as a result of the Company's inability to record additional deferred tax benefits for net operating losses in the United States. Other factors contributing to the effective tax rate in 2003 include income from geographic regions for which the Company has tax holidays and available tax credits, including Taiwan and Korea.

     The availability of tax holidays in some Asian jurisdictions did not have a significant impact in the Company's decision to close some of its North American facilities nor in the Company's increased Asian presence which is in response to fundamental changes taking place in the semiconductor industry that the Company serves. As semiconductor fabrication has migrated to Asia, in large part from the United States, the Company has followed, in order to avoid a severe loss of business.

     On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in fiscal 2005. The Company has started an evaluation of the effects of the repatriation provision; however, the Company does not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $103.1 million. The related potential range of income tax effects is estimated to be between zero and $14.0 million taking into account the Company's tax attributes.

Minority Interest in Consolidated Subsidiaries

     Minority interest charges were $10.8 million for the fiscal year ended October 31, 2004 and $5.6 million for the fiscal year ended November 2, 2003, and reflect the minority interest in earnings of the Company's non-wholly owned subsidiaries located in Taiwan and Korea. The Company’s ownership as of October 31, 2004 in each subsidiary was 75% for Korea and 58% for Taiwan. The $5.2 million increase for 2004 over 2003 is a result of increased earnings of both locations in 2004. In December 2004, the Company increased its ownership to approximately 80% of PKL with the acquisition of additional shares of PKL for cash of approximately $12.0 million.

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

Liquidity and Capital Resources

     On April 15, 2003, the Company sold $150.0 million of its 2.25% convertible subordinated notes due 2008 in a private offering pursuant to Rule 144A under the Securities Act of 1933. These notes are convertible into the Company's common stock at a conversion price of $15.89 per share. Net proceeds from the issuance amounted to approximately $145.2 million. On June 2, 2003, a portion of the net proceeds was used to redeem all $62.1 million of the Company's outstanding 6% convertible subordinated notes. Pursuant to the terms of the related indenture, the 6% convertible subordinated notes were redeemed at 100.8571% of the principal amount plus accrued interest of $1.9 million for an aggregate redemption price of $64.5 million, including a premium of $0.5 million. An early extinguishment charge of $0.9 million was incurred on the redemption of the 6% convertible subordinated notes. This charge included the aforementioned $0.5 million premium and $0.4 million of unamortized deferred financing costs which were expensed at the time of redemption.

     The Company has a credit agreement that expires in July 2005, with a group of financial institutions that provides for a revolving credit facility with an aggregate commitment of $100 million. The credit facility allows for borrowings in various currencies with an interest rate that is based on the terms of the agreement and will vary based on currencies borrowed and market conditions. During most of 2003, the Company had borrowed $10.9 million in Korean won denominated borrowings under the facility, which had an effective interest rate of approximately 7%. The Company repaid all of its outstanding borrowings ($10.9 million in Korean won) under the $100 million credit facility in October 2003 and has no outstanding borrowings as of October 31, 2004. The facility fee is 0.4% of the total aggregate commitment. The credit facility agreement contains various financial and other covenants, including, but not limited to: Defined maximum ratio of senior funded debt to EBITDA (most restrictive covenant), Minimum EBITDA to interest expense, Minimum consolidated net worth and cash balances, Limitation on cash dividends available for payment to shareholders and Annual Capital Expenditures. As of October 31, 2004, $100 million was available under the facility. On September 1, 2004, the credit facility was amended to increase the limit on the Company's 2004 Annual Capital Expenditures, and to allow for the Company's 2004 redemption of a portion of its outstanding 4.75% convertible notes.

     The Company's working capital decreased 1.3% to $255.1 million at October 31, 2004 as compared to $258.5 million at November 2, 2003. Cash, cash equivalents and short-term investments were $226.9 million at October 31, 2004 as compared to $231.8 million at November 2, 2003. During 2004, the Company financed the $55.3 million reduction of its outstanding debt through its operating income and cash balances. Cash provided by operating activities for the fiscal year ended October 31, 2004 increased to $126.2 million from $83.2 million for the fiscal year ended November 2, 2003. The increase relates to the net income generated in 2004 as compared to a net loss in 2003 and increased accruals at October 31, 2004 relating to the timing on certain payments for capital equipment. For the fiscal year ended November 2, 2003, cash from operating activities decreased to $83.2 million from $136.4 million for the fiscal year ended November 3, 2002, due in part to the increased net loss in fiscal 2003 and payments for certain capital equipment which was accrued for at November 3, 2002. Cash used in investing activities for the fiscal year ended October 31, 2004 was $147.6 million, which consisted principally of capital equipment purchases of $80.1 million and a net decrease in short-term investments of $67.4 million. Cash used in investing activities of $48.0 million in fiscal 2003 consisted primarily of capital equipment purchases. Capital expenditures for the fiscal years ended 2004, 2003, and 2002 were $80.1 million, $47.0 million and $126.5 million, respectively. The Company expects capital expenditures for fiscal 2005 to be approximately $105 million to $125 million. Capital expenditures for fiscal 2005 will be used primarily to continue to expand the Company's high-end technical capability.

     Cash used in financing activities for the fiscal year ended October 31, 2004 of $53.3 million consisted principally of the convertible subordinated notes redemptions. During the fiscal year ended October 31, 2004, the Company redeemed $48.5 million of its 4.75% convertible notes for $49.0 million and paid down $5.3 million of other debt. Cash provided by financing activities of $64.1 million in fiscal 2003 consisted principally of the proceeds from the issuance of the Company's 2.25% convertible subordinated notes of $145.2 million offset by the redemption of the Company's 6% convertible subordinated notes and other net debt repayments of $23.9 million. The Company believes that its currently available resources, together with its capacity for growth and its accessibility to debt and equity financing sources, are sufficient to satisfy its cash requirements for the foreseeable future.

     On November 10, 2004, the Company redeemed an additional $41.4 million of its 4.75% subordinated convertible notes resulting in an outstanding principal balance of $110.1 million at that date. As part of the early extinguishment, the Company incurred a charge of $1.2 million for the premium on the notes and the write-off of deferred financing fees.

     The Company's commitments represent investments in additional manufacturing capacity as well as advanced equipment for the production of high-end, more complex photomasks. At October 31, 2004, the Company had commitments outstanding for capital expenditures of approximately $43.8 million. Additional commitments for capital requirements are expected to be incurred during fiscal 2005.

Cash Requirements

     The Company's cash requirements over the next 12 months will be primarily to fund operations, including spending on research and development, capital expenditures and debt service, as well as any cash acquisitions that it may undertake. The Company expects that cash, cash equivalents and short-term investments and cash generated from operations will be sufficient to meet its cash requirements for the next 12 months. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations and existing cash and short-term investments.

     The Company regularly reviews the availability and terms on which it might issue additional equity or debt securities in the public or private markets.

Contractual Cash Obligations

     The following table quantifies the Company's future contractual obligations as of October 31, 2004 (in millions):

	Payments Due

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Long-term debt	$318.9	$ 3.0	$164.4	$151.5	$ -

Operating leases	4.3	2.0	2.0	0.3	-

Unconditional purchase obligations	52.3	49.9	2.4	-	-

Total	$375.5	$54.9	$168.8	$151.8	$ -

Certain Transactions

     The Chairman of the Board of the Company is also the Chairman of the Board and majority shareholder of a company who is a supplier of secure managed information technology services. Another director of the Company is also an employee, shareholder and director of this company. In 2002, the Company entered into a fifty-two month service contract with this company to provide services to all of the Company's worldwide facilities at a cost of approximately $3.2 million per year. In 2004 and 2003, the Company has entered into additional contracts with this company ranging from 12 months to 52 months to provide additional services for approximately $0.7 million per year. The Company incurred expenses of $3.4 million in 2004, $3.9 million in 2003 and $2.4 million in 2002 related to services provided by the company, for which the amount owed to this company was $0.3 million at October 31, 2004 and $0.5 million at November 2, 2003.

       An officer of the Company is also the CEO, president and director of one of the Company's majority held subsidiaries from which the Company purchases photomask blanks from a company of which he is a significant shareholder. The Company purchased $8.3 million and $2.2 million of photomask blanks from this company in 2004 and 2003, respectively, for which the amount owed to this company was $0.7 million at October 31, 2004 and $0.4 million at November 2, 2003, respectively.

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

Derivative Instruments and Hedging Activities

     The Company records derivatives in the consolidated balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are reported in the consolidated statements of operations or as accumulated other comprehensive income (loss), a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company uses judgment in assessing the fair value of derivatives and related financial instruments including assumptions utilized in derivative fair value models in such areas as projected interest rates and changes in the Company's stock price during the contract term.

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

Intangible Assets

     Intangible assets consist primarily of goodwill and other acquisition-related intangibles, and software development costs. These assets are stated at fair value as of the date acquired less accumulated amortization. Amortization is calculated on a straight-line basis over an estimated useful life of 5 years for software development costs and, prior to November 1, 2001, 3 to 15 years for goodwill and acquisition-related assets. As a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, goodwill is no longer amortized, but the future economic benefit of the carrying value of all intangible assets is reviewed annually and the Company uses judgment whenever events or changes in circumstances indicate the carrying value of an intangible asset may not be recoverable based on discounted cash flows or market factors and an impairment loss would be recorded in the period so determined.

Impairment of Long-Lived Assets

     Long-lived assets and certain identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on the Company's judgment and estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

Revenue Recognition

     The Company recognizes revenue when both title and risk of loss transfer to the customer. The Company makes estimates and assumptions and uses judgment relating to discounts and estimates for product return and warranties, which are accrued and recognized at the time of sale.

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

     Customer Acceptance -  Customer acceptance occurs concurrently with the transfer of title and risk of loss based upon the applicable shipping and delivery terms.

     Allowance for Doubtful Accounts - The Company is required to use considerable judgment in estimating the collectibility of its accounts receivable. This estimate is based on a variety of factors, including the length of time receivables are past due, macroeconomic conditions, significant one-time events, and historical experience.

Effect of New Accounting Standards

     In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104 clarifies existing guidance regarding revenue contracts that contain multiple deliverables to make it consistent with Emerging Issues Task Force (EITF) No. 00-21. The adoption of SAB No. 104 did not have a material impact on the Company's 2004 results of operations or financial position.

     In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 46R, a revision to FIN 46, Consolidation of Variable Interest Entities.  FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. The adoption of FIN 46R did not have a material impact on the Company's results of operations or financial position.

     In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. Although the Company will continue to evaluate the application of EITF 03-1, management does not currently believe adoption will have a material impact on its results of operations or financial position.

     In November of 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Board (ARB) No. 43, Chapter 4. The purpose of this statement is to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and waste material. ARB No. 43 stated that under some circumstances these costs may be so abnormal that they are required to be treated as current period costs. SFAS 151 requires that these costs be treated as current period costs regardless if they meet the criteria of "so abnormal." In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provision of SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The early adoption of SFAS 151 did not have a material impact on the Company's results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 123, Share-Based Payments (revised 2004), (SFAS No. 123R). This statement eliminates the option to apply the intrinsic value measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees to stock compensation awards issued to employees. Rather the Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R will also require companies to measure the cost of employee services received in exchange for Employee Stock Purchase Plan (ESPP) awards and we will be required to expense the grant date fair value of the Company's ESPP awards. SFAS No. 123R will be effective for the Company's fiscal quarter beginning August 1, 2005. Based on the number of stock options outstanding as of October 31, 2004, the effect of the adoption of SFAS No. 123R would be to increase compensation expense by approximately $0.2 million in the Company's fiscal quarter beginning August 1, 2005.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The Company is evaluating SFAS No. 153, and does not believe it will have a material impact on its 2005 consolidated financial statements.

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

     In the fourth quarter of fiscal year 2002, the Company entered into an interest rate swap contract, which effectively converted $100 million of its 4.75% fixed rate convertible subordinated notes to a variable rate. Contract payments are made on a LIBOR based variable rate (3.48% at October 31, 2004) and are received at the 4.75% fixed rate.

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

     The Company attempts to minimize its risk to foreign currency transaction losses by producing its products in the same country in which the products are sold and thereby generating revenues and incurring expenses in the same currency and by managing its working capital. In some instances, the Company may sell products in a currency other than the functional currency of the country where it was produced. To date, the Company has not experienced a significant foreign exchange loss on these sales. However, there can be no assurance that this approach will be successful, especially in the event of a significant adverse movement in the value of any foreign currencies against the United States dollar. The Company does not engage in purchasing forward exchange contracts for speculative purposes.

     The Company's primary net foreign currency exposures as of October 31, 2004 included the Korean won, Singapore dollar and the British pound. As of October 31, 2004, a 10% adverse movement in the value of these currencies against the United States dollar would have resulted in a net unrealized pre-tax loss of $5.3 million. The Company's exposure to other foreign currency risks include the Japanese yen, New Taiwan dollar and the euro, for which the Company does not believe that a 10% change in the exchange rates of these currencies would have a material effect on its consolidated financial position, results of operations or cash flows.

Interest Rate Risk

     The majority of the Company's borrowings are in the form of its convertible subordinated notes, which bear interest at rates of 2.25% and 4.75% and certain foreign secured and unsecured notes payable which bear interest at rates between 4.80% and 5.91%. In addition, the interest rate swap contract discussed above subjects the Company to market risk as interest rates fluctuate and impacts the interest payments due on the $100 million notional amount of the contract. At October 31, 2004, the Company had approximately $116 million in variable rate financial instruments which were sensitive to interest rate risk. A 10% change in interest rates would not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Photronics, Inc.
Brookfield, Connecticut

     We have audited the accompanying consolidated balance sheets of Photronics, Inc. and subsidiaries as of October 31, 2004 and November 2, 2003 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years ended October 31, 2004, November 2, 2003 and November 3, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Photronics, Inc. and subsidiaries as of October 31, 2004 and November 2, 2003, and the results of their operations and their cash flows for each of the three fiscal years ended October 31, 2004, November 2, 2003 and November 3, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
January 11, 2005

PHOTRONICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except per share amounts)

	October 31, 2004	November 2, 2003

ASSETS

Current assets:
Cash and cash equivalents	$142,300	$214,777
Short-term investments	84,628	17,036
Accounts receivable, net	68,737	59,579
Inventories	16,066	14,329
Deferred income taxes	27,540	27,469
Other current assets	6,455	6,692

Total current assets	345,726	339,882

Property, plant and equipment, net	396,461	387,977
Goodwill	115,906	115,906
Other assets	14,778	21,775

	$872,871	$865,540

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt and notes payable	$ 3,018	$ 5,505
Accounts payable	57,746	43,997
Accrued liabilities	29,900	31,871

Total current liabilities	90,664	81,373

Long-term debt	315,888	368,307
Deferred income taxes	43,886	42,435
Other liabilities	8,236	12,288

Total liabilities	458,674	504,403

Minority interest	64,724	52,808

Shareholders' equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 32,690 shares issued and outstanding at October 31, 2004 and 32,487 shares issued and outstanding at November 2, 2003	327	325
Additional paid-in capital	202,313	199,535
Retained earnings	134,667	110,201
Accumulated other comprehensive income (loss)	12,166	(1,732)

Total shareholders' equity	349,473	308,329

	$872,871	$865,540

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended

	October 31, 2004	November 2, 2003	November 3, 2002

Net sales	$395,539	$348,884	$386,871

Cost and expenses:

Cost of sales	260,232	250,687	276,451

Selling, general and administrative	53,487	56,154	57,973

Research and development	30,520	29,965	30,154

Consolidation, restructuring and related charges	-	42,000	14,500

Operating income (loss)	51,300	(29,922)	7,793

Other income (expense):

Interest expense	(14,723)	(17,089)	(20,004)

Investment and other income, net	4,468	5,346	6,713

Income (loss) before income tax provision (benefit) and minority interest	41,045	(41,665)	(5,498)

Income tax provision (benefit)	5,761	924	(7,019)

Income (loss) before minority interest	35,284	(42,589)	1,521

Minority interest in income of consolidated subsidiaries	(10,818)	(5,573)	(6,378)

Net income (loss)	$ 24,466	$ (48,162)	$ (4,857)

Income (loss) per share:

Basic	$0.75	$(1.50)	$(0.16)

Diluted	$0.68	$(1.50)	$(0.16)

Weighted average number of common shares outstanding:

Basic	32,564	32,144	31,278

Diluted	42,339	32,144	31,278

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
Years Ended October 31, 2004, November 2, 2003 and November 3, 2002
(in thousands)

					Accumulated Other Comprehensive Income (Loss)
									Deferred	Total
	Common Stock Shares Amount		Add'l Paid-In Capital	Retained Earnings	Unrealized Investment Gains	Cash Flow Hedges	Foreign Currency Translation	Total	Compensation on Restricted Stock	Share- holders' Equity

Balance at October 31, 2001	30,276	$303	$146,378	$163,220	$2,982	$(431)	$(25,291)	$(22,740)	-	$287,161

Comprehensive income:
Net loss	-	-	-	(4,857)	-	-	-	-	-	(4,857)
Change in unrealized gains on investments	-	-	-	-	(2,082)	-	-	(2,082)	-	(2,082)
Change in fair value of cash flow hedges	-	-	-	-	-	(691)	-	(691)	-	(691)
Foreign currency translation adjustment	-	-	-	-	-	-	10,514	10,514	-	10,514

Total comprehensive income (loss)	-	-	-	(4,857)	(2,082)	(691)	10,514	7,741	-	2,884
Sale of common stock through employee stock option and purchase plans	527	5	8,464	-	-	-	-	-	-	8,469
Issuance of common stock in connection with acquisition of additional shares of PKL	1,212	12	40,173	-	-	-	-	-	-	40,185
Restricted stock awards, net of amortization to compensation expense	18	-	573	-	-	-	-	-	(157)	416

Balance at November 3, 2002	32,033	320	195,588	158,363	900	(1,122)	(14,777)	(14,999)	(157)	339,115

Comprehensive income:
Net loss	-	-	-	(48,162)	-	-	-	-	-	(48,162)
Change in unrealized gains on investments	-	-	-	-	2,165	-	-	2,165	-	2,165
Change in fair value of cash flow hedges	-	-	-	-	-	112	-	112	-	112
Foreign currency translation adjustment	-	-	-	-	-	-	10,990	10,990	-	10,990

Total comprehensive income (loss)	-	-	-	(48,162)	2,165	112	10,990	13,267	-	(34,895)
Sale of common stock through employee stock option and purchase plans	442	5	3,753	-	-	-	-	-	-	3,758
Restricted stock awards, net of amortization to compensation expense	12	-	194	-	-	-	-	-	157	351

Balance at November 2, 2003	32,487	325	199,535	110,201	3,065	(1,010)	(3,787)	(1,732)	-	308,329

Comprehensive income:
Net income	-	-	-	24,466	-	-	-	-	-	24,466
Change in unrealized gains
on investments	-	-	-	-	(1,265)	-	-	(1,265)	-	(1,265)
Change in fair value of
cash flow hedges	-	-	-	-	-	112	-	112	-	112
Foreign currency translation
adjustment	-	-	-	-	-	-	15,051	15,051	-	15,051

Total comprehensive income (loss)	-	-	-	24,466	(1,265)	112	15,051	13,898	-	38,364
Sale of common stock through
employee stock option and
purchase plans	183	2	2,429	-	-	-	-	-	-	2,431
Restricted stock awards,
net of amortization to
compensation expense	20	-	349	-	-	-	-	-	-	349

Balance at October 31, 2004	32,690	$327	$202,313	$134,667	$1,800	$(898)	$11,264	$12,166	$ -	$349,473

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended

	October 31, 2004	November 2, 2003	November 3, 2002

Cash flows from operating activities:
Net income (loss)	$ 24,466	$ (48,162)	$ (4,857)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	83,154	82,640	80,402
Amortization of intangible assets	2,501	2,457	2,785
Loss (gain) on repurchase of notes	1,248	-	(2,648)
Deferred income taxes	845	(2,661)	(938)
Restructuring and related charges	-	42,000	14,500
Amortization of deferred financing fees	2,475	2,262	1,479
Changes in assets and liabilities:
Accounts receivable	(7,295)	4,716	9,996
Inventories	(1,248)	6,196	2,194
Other current assets	410	9,819	(11,562)
Accounts payable, accrued liabilities and other	19,660	(16,035)	45,051

Net cash provided by operating activities	126,216	83,232	136,402

Cash flows from investing activities:
Deposits on and purchase of property, plant and equipment	(80,136)	(47,022)	(126,462)
Purchase of short-term investments	(92,424)	-	(15,000)
Proceeds from sales of investments and other	24,932	(930)	732

Net cash used in investing activities	(147,628)	(47,952)	(140,730)

Cash flows from financing activities:
Repayment of long-term debt	(55,332)	(86,535)	(115,174)
Proceeds from issuance of common stock and other	2,000	5,501	4,590
Proceeds from issuance of convertible debt, net	-	145,170	193,237

Net cash provided by (used in) financing activities	(53,332)	64,136	82,653

Effect of exchange rate changes on cash	2,267	1,417	935

Net increase (decrease) in cash and cash equivalents	(72,477)	100,833	79,260

Cash and cash equivalents at beginning of year	214,777	113,944	34,684

Cash and cash equivalents at end of year	$142,300	$214,777	$113,944

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended October 31, 2004, November 2, 2003 and November 3, 2002
(in thousands, except share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     Photronics, Inc. ("Photronics" or the "Company") is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits and, to a lesser extent, other types of electrical components. The Company operates principally from nine manufacturing facilities, three of which are located in the United States, three in Europe and one each in Korea, Singapore and Taiwan.

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

Derivative Instruments and Hedging Activities

     The Company records derivatives in the consolidated balance sheets as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are reported in the consolidated statements of operations or as accumulated other comprehensive income (loss), depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company uses judgment in assessing the fair value of derivatives and related financial instruments including assumptions utilized in derivative fair value models in such areas as projected interest rates and changes in the Company's stock price during the contract term.

Fiscal Year

     The Company's fiscal year ends on the Sunday closest to October 31. Fiscal years 2004 and 2003 include fifty-two weeks, and fiscal year 2002 includes fifty-three weeks.

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

     Investments identified by the Company as having potential impairment are subject to further analysis to determine if the impairment is other than temporary. Other than temporary declines in market value from original costs are charged to Investment and Other Income, net, in the period in which the loss occurs. In determining whether an other than temporary decline in the market value has occurred, the Company considers the duration that, and extent to which, market value is below original cost.

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

Intangible Assets

     Intangible assets consist primarily of goodwill and other acquisition-related intangibles, and software development costs. These assets are stated at fair value as of the date acquired less accumulated amortization. Amortization is calculated on a straight-line basis over an estimated useful life of 5 years for software development costs and, prior to November 1, 2001, 3 to 15 years for goodwill and acquisition-related assets (see Note 5). As a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, goodwill is no longer amortized, but the future economic benefit of the carrying value of certain intangible assets (see Note 5) is reviewed annually and the Company uses judgment whenever events or changes in circumstances indicate the carrying value of an intangible asset may not be recoverable based on discounted cash flows or market factors and an impairment loss would be recorded in the period so determined.

Impairment of Long-Lived Assets

     Long-lived assets and certain identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on the Company's judgment and estimate of discounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

Earnings Per Share

     Basic earnings per share (EPS) is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if certain securities or other contracts to issue common stock were exercised or converted.

Stock-Based Compensation

     The Company records stock option awards in accordance with the provisions of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. The Company estimates the fair value of stock option awards in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123, and discloses the resulting estimated compensation effect on net income (loss) on a pro forma basis.

     The Company has several stock option plans under which incentive and non-qualified stock options are granted. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Year Ended

	October 31, 2004	November 2, 2003	November 3, 2002

Net income (loss)	$24,466	$(48,162)	$(4,857)
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,215)	(4,392)	(4,072)

Pro forma net income (loss)	$23,251	$(52,554)	$(8,929)

Basic earnings (loss) per share:
As reported	$0.75	$(1.50)	$(0.16)
Pro forma	0.71	(1.63)	(0.29)

Diluted earnings (loss) per share:
As reported	$0.68	$(1.50)	$(0.16)
Pro forma	0.65	(1.63)	(0.29)

  The fair value of options granted is estimated based on the Black Scholes option-pricing model. The fair value and weighted average assumptions for each of the fiscal years ended October 31, 2004, November 2, 2003 and November 3, 2002 are as follows:

	Year Ended

	October 31, 2004	November 2, 2003	November 3, 2002

Weighted average fair value of options granted	$17.85	$12.72	$11.46

Volatility	60.0%	65.0%	70.9%

Risk-free rate of return	3.4%	3.1%	3.0%

Dividend yield	0.0%	0.0%	0.0%

Expected average life after vest date	2 years	2 years	1 year

     In December 2004, the FASB issued SFAS No. 123, Share-Based Payments (revised 2004), (SFAS No. 123R). This statement eliminates the option to apply the intrinsic value measurement provisions of APB Board Opinion No. 25, Accounting for Stock Issued to Employees, to stock compensation awards issued to employees. Rather the Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R will also require companies to measure the cost of employee services received in exchange for Employee Stock Purchase Plan (ESPP) awards and we will be required to expense the grant date fair value of the Company's ESPP awards. SFAS No. 123R will be effective for the Company's fiscal quarter beginning August 1, 2005. Based on the number of stock options outstanding as of October 31, 2004, the effect of the adoption of SFAS No. 123R would be to increase compensation expense by approximately $0.2 million in the Company's fiscal quarter beginning August 1, 2005.

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

Minority Interest

     Minority interest represents the minority shareholders' proportionate share in the equity of the Company's two majority owned subsidiaries, PK Ltd. (Korea) and Photronics Semiconductor Mask Corporation (Taiwan) of which minority shareholders owned approximately 25% and 42%, respectively, as of October 31, 2004. In December 2004, the Company increased its ownership to approximately 80% of PKL with the acquisition of additional shares of PKL for cash of approximately $12.0 million.

Revenue Recognition

     The Company recognizes revenue when both title and risk of loss transfer to the customer. The Company makes estimates and assumptions and uses judgment relating to discounts and estimates for product return and warranties, which are accrued and recognized at the time of sale.

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

     Customer Acceptance - Customer acceptance occurs concurrently with the transfer of title and risk of loss based upon the applicable shipping and delivery terms.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - BUSINESS COMBINATIONS

Acquisition of PK Ltd.

     In April of 2002, the Company increased its majority share ownership in PK Ltd. (PKL) by acquiring an additional 28% of PKL in exchange for 1,212,218 shares of Photronics common stock at a fair value of $33.15 per share. As of October 31, 2004 the Company owned approximately 75% of PKL. In December 2004, the Company increased its ownership to approximately 80% of PKL with the acquisition of additional shares of PKL for cash of approximately $12.0 million.

     If the initial majority acquisition of PKL and the additional acquisition of approximately 28% of PKL had occurred as of the beginning of the fiscal year ended November 3, 2002, unaudited consolidated pro forma information for the fiscal year ended November 3, 2002 is as follows: net sales - $386,871, net loss - $(3,927) and diluted loss per share - $(0.13). In management's opinion, these unaudited consolidated pro forma amounts for fiscal 2002 are not necessarily indicative of what the actual combined results of operations might have been had the acquisitions of PKL stock occurred at the beginning of fiscal 2002. For the fiscal years ended October 31, 2004 and November 2, 2003, the information is the same as reported in the consolidated statement of operations.

NOTE 3 - INVESTMENTS

     Short-term investments at October 31, 2004 and November 2, 2003 consist of available-for-sale fixed income and marketable equity securities. Long-term investments of $2,910 at October 31, 2004 and $3,719 at November 2, 2003 included in "Other Assets" primarily consist of available-for-sale equity securities, where fair values were determined based upon quoted market prices. For investments with no quoted market price, the estimated fair value is based upon the financial condition and the operating results and projections of the investee and is considered to approximate cost. Unrealized gains on investments were determined as follows:

	October 31,	November 2,
	2004	2003

Fair value
Short-term debt investments	$78,764	$10,972
Equity securities	8,774	9,783

Total fair value	87,538	20,755

Cost
Short-term debt investments	78,966	10,873
Equity securities	5,667	5,667

Total cost	84,633	16,540

Unrealized gain (loss)
Short-term debt investments	(202)	99
Equity securities	3,107	4,116

Total unrealized gain, net	2,905	4,215

Less deferred income tax	1,105	1,150

Net unrealized gains	$ 1,800	$ 3,065

     In the fiscal year ended October 31, 2004, the Company sold $24.3 million of short-term debt investments.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

	October 31, 2004	November 2, 2003

Land	$ 9,156	$ 8,803
Buildings and improvements	63,110	51,113
Machinery and equipment	829,291	754,974
Leasehold improvements	16,548	17,402
Furniture, fixtures and office equipment	23,261	23,482

	941,366	855,774
Less accumulated depreciation and amortization	544,905	467,797

	$396,461	$387,977

NOTE 5 - INTANGIBLE ASSETS

     Effective November 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. This standard changed the accounting for goodwill and intangible assets with an indefinite life whereby such assets are no longer amortized; however, the standard does require evaluation for impairment and a corresponding writedown, if appropriate. SFAS No. 142 requires an initial evaluation of goodwill and impairment upon adoption and annual evaluations thereafter. The initial evaluation was performed as of November 1, 2001 and subsequent evaluations performed at the end of the second quarter of each of fiscal 2002, 2003 and 2004 resulted no impairment in the value of the Company's goodwill.

     Goodwill at October 31, 2004 and November 2, 2003 amounted to approximately $115.9 million. Other intangible assets, included in "Other Assets" in the consolidated balance sheets, which continue to be amortized, consist of software development costs. The balance of other intangible assets consists of a gross carrying amount of $14.0 million at October 31, 2004 and $13.1 million at November 2, 2003, less accumulated amortization of $12.5 million at October 31, 2004 and $10.2 million at November 2, 2003.

     Amortization expense of other intangible assets was approximately $2.5 million for the fiscal years ended October 31, 2004 and November 2, 2003. Estimated annual amortization expense of other intangible assets is expected to be $0.6 million in 2005, $0.6 million in 2006, $0.3 million in 2007, and $0.1 million in 2008.

NOTE 6 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

	October 31, 2004	November 2, 2003

Salaries, wages and related benefits	$ 7,752	$ 7,472
Restructuring	4,717	7,354
Income taxes	9,158	5,097
Interest	1,630	2,759
Property taxes	2,776	2,751
Other	3,867	6,438

	$29,900	$31,871

NOTE 7 - LONG-TERM DEBT

     Long-term debt consists of the following:

	October 31, 2004	November 2, 2003

4.75% convertible subordinated notes due December 15, 2006 including fair value adjustment of $1,482 in 2004 and $2,232 in 2003	$152,982	$202,232
2.25% convertible subordinated notes due April 15, 2008	150,000	150,000
Debt of non-wholly owned subsidiaries:
Unsecured notes payable	11,668	11,229
Secured notes payable	4,186	10,219
Other	70	132

	318,906	373,812
Less current portion	3,018	5,505

Long-term debt	$315,888	$368,307

     Long-term debt matures as follows: 2005 - $3,018; 2006 - $12,906; 2007 - $151,500 and 2008 - $151,482. The fair value of long-term debt is estimated based on the current rates offered to the Company and is not significantly different from the carrying value, other than the fair value of its 4.75% and the 2.25% convertible subordinated notes. Based upon quoted market prices the fair values of the 4.75% and 2.25% convertible subordinated notes were approximately $153,300 and $197,100, respectively, at October 31, 2004; and $200,000 and $233,000, respectively, at November 2, 2003.

     In fiscal 2004, the Company redeemed $48.5 million of its 4.75% convertible subordinated notes resulting in an early extinguishment charge of $1.2 million. On November 10, 2004, the Company redeemed $41.4 million of its 4.75% subordinated convertible notes. The Company incurred early extinguishment charges of $1.2 million on the redemption, included in Investment and Other Income, Net, in the consolidated statements of operations, which resulted in a total principal balance outstanding of its 4.75% subordinated convertible notes after the redemption of $110.1 million.

     On April 15, 2003, the Company sold $150.0 million, 2.25% convertible subordinated notes due 2008 in a private offering pursuant to SEC Rule 144A. These notes are convertible into the Company's common stock at a conversion price of $15.89 per share. Net proceeds from the issuance amounted to approximately $145.2 million. On June 2, 2003, a portion of the net proceeds was used to redeem $62.1 million of the Company's outstanding 6% convertible subordinated notes due 2004. Pursuant to the terms of the related indenture, the 6% convertible subordinated notes were redeemed at 100.8571% of the principal amount plus accrued interest of $1.9 million for an aggregate redemption price of $64.5 million, including a premium of $0.5 million. An early extinguishment charge of $0.9 million included in Investment and Other Income, Net, in the consolidated statements of operations, was incurred on the redemption of the 6% convertible subordinated notes.

     On December 12, 2001 the Company sold $200.0 million of 4.75% convertible subordinated notes due 2006 in a private offering pursuant to SEC Rule 144A. These notes are convertible into the Company's common stock at a conversion price of $37.00 per share. Net proceeds from the issuance amounted to approximately $193.2 million. Concurrent with the issuance of these notes, on December 12, 2001 the Company repaid all the outstanding borrowings under its former revolving credit agreement which amounted to $57.7 million and terminated the former revolving credit agreement.

     The $100 million notional amount of the 4.75% convertible notes which have been effectively converted to a variable rate under an interest rate swap contract is stated at an amount equal to the sum of its principal amount plus $1.5 million at October 31, 2004, representing the change in the fair value of the debt obligation attributable to the interest rate risk being hedged. This fair value adjustment has been calculated using a discounted cash flow methodology (see Note 14).

     The Company has a credit agreement, that expires in July 2005, with a group of financial institutions that provides for a revolving credit facility with an aggregate commitment of $100 million. The credit facility allows for borrowings in various currencies with an interest rate that is based on the terms of the agreement and will vary based on currencies borrowed and market conditions. The facility fee is 0.4% of total aggregate commitment. The credit facility agreement contains various financial and other covenants, including, but not limited to: Defined maximum ratio of senior funded debt to EBITDA (most restrictive covenant), Minimum EBITDA to interest expense, Minimum consolidated net worth and cash balances, Limitation on cash dividends available for payment to shareholders and Annual Capital Expenditures. As of October 31, 2004, $100 million was available under the facility. On September 1, 2004, the credit facility was further amended to increase the limit on the Company's 2004 Annual Capital Expenditures, and to allow for the Company's 2004 redemption of a portion of its outstanding 4.75% convertible notes.

     In the fourth quarter of fiscal 2002, the Company repurchased $41.2 million of its 6% convertible notes for a total consideration of $38.2 million. The Company recorded a gain on the repurchase of these notes of $2.6 million, net of the write-off of deferred financing fees associated with the portion of the 6% convertible notes that were repurchased.

     The unsecured and secured notes payable are obligations of non-wholly owned subsidiaries and are not guaranteed by the Company. Unsecured notes payable consist primarily of working capital loans and capital expenditure financing with interest rates ranging from approximately 4.80% to 5.91% at October 31, 2004. Secured notes payable consist primarily of collateralized equipment loans with interest rates ranging from approximately 1.7% to 6.0% and are due in monthly installments through May 2006.

     Interest payments were $12.8 million, $16.3 million and $15.7 million in fiscal 2004, 2003 and 2002, respectively.

NOTE 8 - EARNINGS (LOSS) PER SHARE

     The calculation of basic earnings (loss) per common share and diluted earnings (loss) per common share is presented below:

	2004	2003	2002

Earnings computation for basic and diluted earnings per share:
Earnings for basic earnings per share - net income (loss)	$24,466	$(48,162)	$(4,857)
Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effect	4,343	-	-

Earnings for diluted earnings per share	$28,809	$(48,162)	$(4,857)

Weighted average common shares computations:
Weighted average common shares used for basic earnings per share	32,564	32,144	31,278

Effect of dilutive securities:
Convertible notes	9,441	-	-
Employee stock options	334	-	-

Dilutive potential common shares	9,775	-	-

Weighted average common shares used for diluted earnings per share	42,339	32,144	31,278

Basic earnings (loss) per share	$0.75	$(1.50)	$(0.16)
Diluted earnings (loss) per share	$0.68	$(1.50)	$(0.16)

     The effect of the potential conversion of some of the Company's convertible subordinated notes and the exercise of certain stock options has been antidilutive. The following table shows the amount of incremental shares outstanding that would have been added if the assumed conversion of convertible subordinated notes and stock options had been dilutive.

	2004	2003	2002

Convertible notes	5,255	11,931	8,274
Employee stock options	926	1,787	575

Total potentially dilutive shares excluded	6,181	13,718	8,849

NOTE 9 - INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

	Year Ended

	October 31, 2004	November 2, 2003	November 3, 2002

Current:
Federal	$ -	$ 16	$(7,870)
State	-	79	67
Foreign	4,848	3,490	1,722

	4,848	3,585	(6,081)
Deferred:
Federal	-	(1,775)	(2,886)
State	-	(827)	52
Foreign	913	(59)	1,896

	913	(2,661)	(938)

Total	$5,761	$ 924	$(7,019)

     The provision (benefit) for income taxes differs from the amount computed by applying the statutory U.S Federal income tax rate to the income (loss) before taxes as a result of the following:

	Year Ended

	October 31, 2004	November 2, 2003	November 3, 2002

U.S. Federal income tax
at statutory rate	$14,366	$(14,583)	$(1,924)
State income taxes, net of federal benefit	(275)	(1,416)	(2,159)
Change in valuation allowance	2,545	18,767	2,189
Foreign tax rate differential	(10,540)	(3,693)	(4,097)
Other, net	(335)	1,849	(1,028)

	$ 5,761	$ 924	$(7,019)

     The net deferred income tax liability consists of the following:

	October 31, 2004	November 2, 2003

Deferred income tax assets:
Reserves not currently deductible	$ 6,716	$24,232
Intangibles amortization	737	1,307
Net operating losses	33,433	24,956
Alternative minimum tax credits	2,926	2,926
Tax credit carryforwards	4,247	3,838
Intercompany transactions	959	1,909
Non qualified stock options	192	247
Other	582	1,863

	49,792	61,278
Valuation allowance	(27,483)	(23,217)

	22,309	38,061

Deferred income tax liabilities:
Property, plant and equipment	33,864	48,597
Investments	2,242	2,289
Research and development costs	76	367
Other	2,473	1,774

	38,655	53,027

Net deferred tax liability	$16,346	$14,966

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

     Income tax payments were $3.6 million, $1.6 million and $0.8 million in fiscal 2004, 2003 and 2002, respectively. Cash received for refunds of income taxes paid in prior years amounted to $0.9 million, $9.2 million and $13.5 million in fiscal 2004, 2003 and 2002, respectively.

     As of October 31, 2004, the Company had a federal net operating loss carryforward of $80.0 million which if not utilized will expire as follows: $5.0 million in 2020, $14.8 million in 2022, $36.2 million in 2023 and $24.0 million in 2024. The Company established a valuation allowance for a portion of its deferred tax assets because it is more likely than not that a portion of its net operating loss carryforwards may expire prior to utilization; such valuation allowance increased by $4.3 million, $20.7 million and $2.2 million in fiscal 2004, 2003 and 2002, respectively.

     As of October 31, 2004, the Company had $2.9 million of alternative minimum tax credit carryforwards that are available to offset future federal taxes payable. The Company also has $4.2 million in general business and state credit carryforwards which are available until 2019.

     As of October 31, 2004, the undistributed earnings of foreign subsidiaries included in consolidated retained earnings amounted to $103.1 million. Such amounts are considered to be reinvested indefinitely or will be distributed from income in such a way that would not incur a significant tax consequence and, therefore, no provision has been made for taxes that would be payable upon distribution of these earnings.

     On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in fiscal 2005. The Company has started an evaluation of the effects of the repatriation provision; however, the Company does not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $103.1 million. The related potential range of income tax effects is estimated to be between zero and $14.0 million taking into account the Company's tax attributes.

     Deferred income tax benefits from the exercise of non-qualified stock options increased additional paid-in capital by $0.2 million in each of fiscal 2004 and 2003.

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

     The following table summarizes stock option activity for each of the three fiscal years ended October 31, 2004, November 2, 2003 and November 3, 2002 under the plans:

	Stock Options	Weighted Average Exercise Price Per Share

Balance at October 31, 2001	2,587,237	$17.05
Granted	791,723	24.16
Exercised	(485,705)	9.90
Cancelled	(204,520)	22.73

Balance at November 3, 2002	2,688,735	20.14
Granted	462,839	12.72
Exercised	(391,966)	11.82
Cancelled	(457,523)	21.77

Balance at November 2, 2003	2,302,085	19.77
Granted	115,000	14.39
Exercised	(133,668)	11.79
Cancelled	(314,807)	21.23

Balance at October 31, 2004	1,968,610	$19.68

     The following table summarizes information relating to outstanding and exercisable options as of October 31, 2004:

	Range of Exercise Prices

	$0.94 - $12.99	$13.00 - $22.73	$22.74 - $32.47

Outstanding:
Number of options	479,568	938,198	550,844
Weighted average remaining years	5.7	5.3	6.4
Weighted average exercise price	$11.74	$19.35	$27.14

Exercisable:
Number of options	333,078	736,822	342,286
Weighted average exercise price	$12.06	$20.08	$27.10

     The Company grants restricted stock awards annually. The restrictions on these awards lapse quarterly over a one-year service period. Restricted stock awards of 18,000, 15,000 and 18,000 shares were awarded in fiscal years 2004, 2003 and 2002 respectively, at market prices per share of $16.78, $12.93 and $31.84 respectively. Compensation expense is recognized over the period of the restrictions.

     At October 31, 2004, 1,660,263 shares were available for grant and 1,412,186 shares were exercisable at a weighted average exercise price of $19.89.

    The Company maintains an Employee Stock Purchase Plan (Purchase Plan), under which 900,000 shares of common stock were reserved for issuance. The Purchase Plan enables eligible employees to subscribe, through payroll deductions, to purchase shares of the Company's common stock at a purchase price equal to 85% of the lower of the fair market value on the commencement date of the offering and the last day of the payroll payment period. At October 31, 2004, 609,733 shares had been issued and up to 58,719 shares are subject to outstanding subscriptions under the Purchase Plan.

NOTE 11 - EMPLOYEE BENEFIT PLANS

     The Company maintains a 401(k) Savings and Profit-Sharing Plan (the Plan) which covers all domestic employees who have completed six months of service and are eighteen years of age or older. Under the terms of the Plan, employees may contribute up to 25% of their compensation, subject to certain maximum amounts, which will be matched by the Company at 50% of the employee's contributions, which are not in excess of 4% of the employee's compensation. Employee and employer contributions vest fully upon contribution. Employer contributions amounted to $0.5 million in 2004, $0.6 million in fiscal 2003 and $0.7 million in fiscal 2002.

     The Company maintains a cafeteria plan to provide eligible domestic employees with the option to receive non-taxable medical, dental, disability and life insurance benefits. The cafeteria plan is offered to all active full-time domestic employees and their qualifying dependents. The Company's contributions amounted to $4.6 million in fiscal 2004, $4.1 million in fiscal 2003 and $5.5 million in fiscal 2002.

     The Company's foreign subsidiaries maintain benefit plans for their employees, which vary by country. The obligations and cost of these plans are not significant to the Company's consolidated financial statements.

NOTE 12 - LEASES

     The Company leases various real estate and equipment under non-cancelable operating leases. Rental expense under such leases amounted to $2.5 million in fiscal 2004, $2.2 million in fiscal 2003 and $2.6 million in fiscal 2002.

     Future minimum lease payments (excluding costs associated with facilities closed under restructuring plans) under non-cancelable operating leases with initial or remaining terms in excess of one year at October 31, 2004 follow:

2005	$2,033
2006	1,224
2007	758
2008	151
2009	121
Thereafter	11

$4,298

NOTE 13 - COMMITMENTS AND CONTINGENCIES

     At October 31, 2004 the Company had capital expenditure purchase commitments outstanding of approximately $43.8 million.

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

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. Other than the fair values of the Company's convertible subordinated notes disclosed in Note 7, the carrying values of the Company's other financial instruments approximate fair value.

NOTE 14 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     On October 22, 2002, the Company entered into an interest rate swap contract, which effectively converted $100 million of its 4.75% fixed rate convertible notes to a variable rate. Under the contract, payments are made on a LIBOR based variable rate (3.48% at October 31, 2004).

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

     The interest rate swap contract was recorded as an asset of $0.7 million and $1.6 million, at October 31, 2004 and November 2, 2003, respectively, in the Company's consolidated balance sheet. The fair value adjustment for the related portion of fixed rate debt being hedged increased the $100 million carrying amount of such debt by approximately $1.5 million (See Note 7). These fair values have been calculated using a discounted cash flow methodology. The net gain or loss on the ineffective portion of the interest rate swap contract was not material to the Company's consolidated statement of operations.

NOTE 15 - SEGMENT INFORMATION

     The Company operates in a single industry segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors. In addition to its manufacturing facilities in the United States, the Company currently has operations in the United Kingdom, Germany, Switzerland, Singapore, Taiwan, and Korea. The Company's 2004, 2003 and 2002 net sales, operating income (loss) and identifiable assets by geographic area were as follows:

	Net Sales	Operating Income (Loss)	Total Identifiable Assets

2004:
North America	$140,635	$ (2,901)	$459,790
Europe	69,458	6,205	118,211
Asia	185,446	47,996	294,960

	$395,539	$51,300	$872,871

2003:
North America	$142,022	$(60,033)	$504,782
Europe	59,085	2,056	107,477
Asia	147,777	28,055	253,281

	$348,884	$(29,922)	$865,540

2002:
North America	$194,279	$(27,807)	$460,099
Europe	63,192	11,936	120,509
Asia	129,400	23,664	251,834

	$386,871	$ 7,793	$832,442

     Approximately 3%, 2% and 4% of net domestic sales in fiscal 2004, 2003 and 2002, respectively, were for delivery outside of the United States.

     Samsung Electronics Co., Ltd. accounted for 18%, 16% and 10% of the Company's net sales in fiscal 2004, 2003 and 2002, respectively.

NOTE 16 - COMPREHENSIVE INCOME (LOSS)

     The Company's comprehensive income (loss) as reported in the consolidated statements of shareholders' equity, consists of net earnings (losses) and all changes in equity during a period except those resulting from investments by owners and distributions to owners, which are presented pre-tax. The Company does not provide for U.S. income taxes on foreign currency translation adjustments. Accumulated other comprehensive income (loss) consists of unrealized gains and losses on certain investments in equity securities and foreign currency translation adjustments. The related tax effects allocated to each component of other comprehensive income (loss) were as follows for the three fiscal years ended October 31, 2004, November 2, 2003 and November 3, 2002:

	Pre-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount

2004:
Foreign currency translation adjustment	$15,051	$ -	$15,051
Gain on change in fair value of cash flow hedge	112	-	112
Unrealized holding losses arising during the period	(1,311)	46	(1,265)

Other comprehensive income	$13,852	$ 46	$13,898

2003:
Foreign currency translation adjustment	$10,990	$ -	$10,990
Gain on change in fair value of cash flow hedge	112	-	112
Unrealized holding gains arising during the period	2,608	(443)	2,165

Other comprehensive income (loss)	$13,710	$ (443)	$13,267

2002:
Foreign currency translation adjustment	$10,514	$ -	$10,514
Loss on change in fair value of cash flow hedge	(691)	-	(691)
Unrealized holding losses arising during the period	(3,200)	1,118	(2,082)

Other comprehensive income	$ 6,623	$1,118	$ 7,741

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

     For these previously announced actions, the Company's restructuring expenditures were $2.6 million, $40.6 million and $16.1 million for the fiscal years ended October 31, 2004, November 2, 2003 and November 3, 2002, respectively. These charges relate to the impairment in carrying value of fixed assets, severance and benefits for terminated employees, and non-cancelable facility lease payments. From April 2001 through October 31, 2004, the Company had expended, including non-cash charges, $89.8 million.

     The following tables set forth the Company's restructuring reserves as of October 31, 2004, November 2, 2003 and November 3, 2002 and reflect the activities affecting the reserves for years then ended:

	Year Ended
	October 31, 2004

	November 2, 2003 Balance	Charges	Credits	October 31, 2004 Balance

Manufacturing capacity reduction and other	$5,855	$ -	$(1,138)	$4,717

Workforce reductions	1,499	-	(1,499)	-

Total	$7,354	$ -	$(2,637)	$4,717

	Year Ended
	November 2, 2003

	November 3, 2002 Balance	Charges	Credits	November 2, 2003 Balance

Manufacturing capacity reduction and other	$4,268	$38,575	$(36,988)	$5,855

Workforce reductions	1,691	3,425	(3,617)	1,499

Total	$5,959	$42,000	$(40,605)	$7,354

	Year Ended
	November 3, 2002

	October 31, 2001 Balance	Charges	Credits	November 3, 2002 Balance

Manufacturing capacity reduction and other	$4,990	$12,025	$(12,747)	$4,268

Workforce reductions	2,567	2,475	(3,351)	1,691

Total	$7,557	$14,500	$(16,098)	$5,959

     As of October 31, 2004, "manufacturing capacity reduction and other" of $4.7 million primarily represents non-cancelable lease obligations that will be paid over the respective lease terms through 2009.

     Effective November 4, 2002, the Company adopted SFAS Nos. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and 146, Accounting for Costs Associated with Exit or Disposal Activities. The March 2003 restructuring was accounted for in accordance with SFAS Nos. 144 and 146.

NOTE 18 - RELATED PARTY TRANSACTIONS

     The Chairman of the Board of the Company is also the Chairman of the Board and majority shareholder of a company who is a supplier of secure managed information technology services. Another director of the Company is also an employee, shareholder and director of this company. In 2002, the Company entered into a fifty-two month service contract with this company to provide services to all of the Company's worldwide facilities at a cost of approximately $3.2 million per year. In 2004 and 2003, the Company has entered into additional contracts with this company ranging from 12 months to 52 months to provide additional services for approximately $0.7 million per year. The Company incurred expenses of $3.4 million in 2004, $3.9 million in 2003 and $2.4 million in 2002 related to services provided by this company, for which the amount owed to this company was $0.3 million at October 31, 2004 and $0.5 million at November 2, 2003.

     An officer of the Company is also the CEO, president and director of one of the Company's majority held subsidiaries from which the Company purchases photomask blanks from a company of which he is a significant shareholder. The Company purchased $8.3 million and $2.2 million of photomask blanks from this company in 2004 and 2003, respectively, for which the amount owed to this company was $0.7 million at October 31, 2004 and $0.4 million at November 2, 2003.

     The Company believes that the terms of the transactions described above with affiliated companies and persons were negotiated at arm's-length and were no less favorable to the Company than the Company could have obtained from non-affiliated parties.

NOTE 19 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth certain unaudited quarterly financial data:

	First	Second	Third	Fourth	Year

Fiscal 2004:			(a)	(a)	(a)

Net sales	$90,489	$97,167	$103,728	$104,155	$395,539
Gross margin	28,638	33,034	37,243	36,392	135,307
Net income	2,142	5,985	8,440	7,899	24,466

Earnings per share:
Basic	$0.07	$0.18	$0.26	$0.24	$0.75
Diluted	0.07	0.17	0.23	0.21	0.68

Fiscal 2003:		(b)	(c)		(b) (c)

Net sales	$81,393	$ 85,548	$90,454	$91,489	$348,884
Gross margin	17,635	22,740	28,424	29,398	98,197
Net income (loss)	(8,487)	(44,070)	1,272	3,123	(48,162)

Earnings (loss) per share:
Basic	$(0.26)	$(1.37)	$0.04	$0.10	$(1.50)
Diluted	(0.26)	(1.37)	0.04	0.10	(1.50)

(a)

Includes after tax early extinguishment charges incurred of $0.1 million in the third quarter of 2004 and $1.1 million in the fourth quarter of 2004, totaling $1.2 million or $0.03 per diluted share in connection with the redemption of $48.5 million of the Company's 4.75% convertible notes.

(b)

Includes consolidation charge of $42.0 million ($39.9 million after tax or $1.24 per diluted share), incurred in the second quarter of fiscal 2003, in connection with ceasing the manufacture of photomasks at the Phoenix, Arizona facility and the consolidation of the Company's North American operating infrastructure.

(c)

Includes early extinguishment charge of $0.9 million after tax (or $0.03 per diluted share) incurred in the third quarter of fiscal 2003, in connection with the early redemption of the Company's 6% $62.1 million convertible notes due June 2004.

NOTE 20 - OTHER RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104 clarifies existing guidance regarding revenue contracts that contain multiple deliverables to make it consistent with Emerging Issues Task Force (EITF) No. 00-21. The adoption of SAB No. 104 did not have a material impact on the Company's 2004 results of operations or financial position.

     In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. FIN 46R, a revision to FIN 46, Consolidation of Variable Interest Entities.  FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements.  FIN 46R is effective at the end of the first interim period ending after March 15, 2004.  The adoption of FIN 46R did not have a material impact on the Company's results of operations or financial position.

     In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. Although the Company will continue to evaluate the application of EITF 03-1, management does not currently believe adoption will have a material impact on its results of operations or financial position.

     In November of 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The purpose of this statement is to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and waste material. ARB No. 43 stated that under some circumstances these costs may be so abnormal that they are required to be treated as current period costs.  SFAS 151 requires that these costs be treated, as current period costs regardless if they meet the criteria of "so abnormal." In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provision of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The early adoption of SFAS 151 did not have a material impact on the Company's results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The Company is evaluating SFAS No. 153, and does not believe it will have a material impact on its 2005 consolidated financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     The Company's chief executive officer and chief financial officer have concluded that, as of the end of the fiscal year 2004, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information as to Directors required by Item 401, 405 and 406 of Regulation S-K is set forth in the Company's 2005 definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K under the caption "PROPOSAL 1 - ELECTION OF DIRECTORS" and in paragraph three under the caption "MEETINGS AND COMMITTEES OF THE BOARD" and is incorporated in this report by reference. The information as to Executive Officers is included in the Company's 2005 definitive proxy statement under the caption "EXECUTIVE OFFICERS" and is incorporated in this report by reference.

     The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller. A copy of the code of ethics may be obtained, free of charge, by writing to the General Counsel of Photronics, Inc., at 15 Secor Road, Brookfield, Connecticut 06804.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K is set forth in the Company's 2005 definitive proxy statement under the captions "EXECUTIVE COMPENSATION," "STOCK OPTIONS", "CERTAIN AGREEMENTS," and "DIRECTORS' COMPENSATION" and is incorporated in this report by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  AND RELATED SHAREHOLDER MATTERS

     The information required by Items 403 and 201(d) of Regulation S-K is set forth in the Company's 2005 definitive proxy statement under the captions "Ownership of Common Stock by Directors, Nominees, Officers and Certain Beneficial Owners" and "Equity Compensation Plan Information," respectively and is incorporated in this report by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 404 of Regulation S-K is set forth in the Company's 2005 definitive proxy statement under the caption "CERTAIN TRANSACTIONS" and is incorporated in this report by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 9 (e) of Schedule 14A is set forth in the Company's 2005 definitive Proxy Statement under the captions AUDIT FEES and AUDIT RELATED FEES and is incorporated in this report by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) The following documents are filed as part of this report:

1)	Financial Statements

Report of Registered Independent Public Accounting Firm

Consolidated Balance Sheets at October 31, 2004 and November 2, 2003

Consolidated Statements of Operations for the years ended October 31, 2004, November 2, 2003 and November 3, 2002

Consolidated Statements of Shareholders' Equity for the years ended October 31, 2004, November 2, 2003 and November 3, 2002

Consolidated Statements of Cash Flows for the years ended October 31, 2004, November 2, 2003 and November 3, 2002

Notes to Consolidated Financial Statements

2)	Schedule II, Valuation Account - Valuation and Qualifying Accounts for the fiscal years ended October 31, 2004, November 2, 2003 and November 3, 2002

Report of Independent Registered Public Accounting Firm on Supplemental Schedule

	Schedule II
	Valuation and Qualifying Accounts
	(in thousands)

	Balance at	Charge to			Balance at
	Beginning of	Costs and			End of
	Year	Expenses	Deductions		Year

Allowance for Doubtful Accounts

Year ended October 31, 2004	$ 2,828	$ 1,530	$(1,112)	(a)	$ 3,246
Year ended November 2, 2003	1,840	2,201	(1,213)	(a)	2,828
Year ended November 3, 2002	1,000	1,399	(559)	(a)	1,840

Deferred Income Tax Valuation Allowance

Year ended October 31, 2004	$23,217	$ 4,266	$ -		$27,483
Year ended November 2, 2003	2,510	20,707	-		23,217
Year ended November 3, 2002	293	2,217	-		2,510

(a) Uncollectible accounts written off

3)

Exhibits - See the Exhibit Index on pages 54 - 56 of this Annual Report on Form 10-K for exhibits filed with this Annual Report on Form 10-K and for exhibits incorporated by reference. The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K.

Exhibit Number	Description

10.4

Third Amendment Agreement dated as of September 1, 2004 among the Company, the Borrowing Subsidiaries Party hereto, the Guarantor's Party hereto, the Lender's
Party hereto and JPMorganChase, as Administrative Agent.

10.9	Amendment to the Employee Stock Purchase Plan as of April 1, 1998.+

10.10	Amendment to the Employee Stock Purchase Plan as of March 24, 2004.+

10.13	The Company's 1996 Stock Option Plan, as amended March 13, 2003.+

10.15	The Company's 1998 Stock Option Plan, as amended March 13, 2003.+

10.18	The Company's 2000 Stock Option Plan, as amended March 13, 2003.+

10.19	Form of Agreement regarding life insurance between the Company and Executive.+

10.22	Employment Agreement between the Company and Edwin L. Lewis, dated January 4, 2005.+

21	List of Subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Represents a management contract or compensatory plan or arrangement.

The Company will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Company’s General Counsel at the address of the Company’s principal executive offices.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCCOUNTING FIRM
ON SUPPLEMENTAL SCHEDULE

Board of Directors and Shareholders
Photronics, Inc.
Brookfield, Connecticut

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed on page 50 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This schedule is the responsibility of the Company’s management. Such schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
January 11, 2005

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTRONICS, INC.
(Registrant)

By	/s/ SEAN T. SMITH
January 12, 2005
Sean T. Smith Vice President Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ CONSTANTINE S. MACRICOSTAS
January 12, 2005
Constantine S. Macricostas Chairman and Chief Executive Officer Director

By	/s/ SEAN T. SMITH
January 12, 2005
Sean T. Smith Vice President Chief Financial Officer

By	/s/ WALTER M. FIEDEROWICZ
January 12, 2005
Walter M. Fiederowicz Director

By	/s/ JOSEPH A. FIORITA, JR.
January 12, 2005
Joseph A. Fiorita, Jr. Director

By	/s/ GEORGE C. MACRICOSTAS
January 12, 2005
George C. Macricostas Director

By	/s/ WILLEM D. MARIS
January 12, 2005
Willem D. Maris Director

By	/s/ MITCHELL G. TYSON
January 12, 2005
Mitchell G. Tyson Director

EXHIBITS INDEX

Exhibit Number	Description

3 (i) (1)	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002 (Commission File Number 0-15451)).

3 (i) (2)

Amendment to the Certificate of Incorporation, dated July 9, 1986 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002
(Commission File Number 0-15451)).

3 (i) (3)

Amendment to the Certificate of Incorporation, dated April 9, 1990 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002
(Commission File Number 0-15451)).

3 (i) (4)

Amendment to the Certificate of Incorporation, dated March 16, 1995 (incorporated by reference to
Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002
(Commission File Number 0-15451)).

3 (i) (5)

Amendment to the Certificate of Incorporation, dated November 13, 1997 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002
(Commission file number 0-15451)).

3 (i) (6)

Amendment to the Certificate of Incorporation, dated April 15, 2002 (incorporated by reference to
Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002
(Commission File Number 0-15451)).

3 (ii) (1)

By-laws of the Company, (incorporated by reference to Exhibit 3.2 to the Company's Registration
Statement on Form S-1, File Number 33-11694, which was declared effective by the Commission on
March 10, 1987).

4.1

Form of Indenture between the Company and the Bank of Nova Scotia Trust Company of New York,
as Trustee, relating to the 4.75% convertible subordinated notes due December 15, 2006 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K405 for the fiscal year ended October 31, 2001 (Commission File Number 0-15451)).

4.2

Registration Rights Agreement dated December 12, 2001 between the Company, Morgan Stanley &
Co. Incorporated and Merrill Lynch, Pierce, Fenner and Smith Incorporated (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K405 for the fiscal year ended
October 31, 2001 (Commission File Number 0-15451)).

4.3

Registration Rights Agreement dated April 4, 2002 between the Company and Photo (L) Limited,
Mask (L) Limited, Lakeway (L) Limited, and March (L) Limited (incorporated by reference to
Exhibit 4.1 to the Company's Registration Statement on Form S-3, File Number 333-88122 which was filed on May 13, 2002).

4.4

Form of Indenture between the Company and the Bank of New York, as Trustee, relating to the
2.25% Convertible Subordinated Notes due April 15, 2008 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, File Number 333-105918, which was filed on
June 6, 2003).

4.5

Registration Rights Agreement, dated April 15, 2003 between the Company, Morgan Stanley & Co.
Incorporated, Merrill Lynch, Pierce, Fenner and Smith Incorporated and JP Morgan Securities, Inc.
(incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, File
Number 333-105918).

4.6	The Company will furnish to the Commission upon request any other debt instrument referred to in Item 601(b)(4)(iii)(A) of Regulation S-K.

10.1

Credit Agreement dated as of July 12, 2002 among the Company, JPMorganChase Bank, HSBC
Bank USA, The Bank of New York, Fleet National Bank and Citizens Bank of Massachusetts
(incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the
quarter ended July 31, 2002 (Commission File Number 0-15451)).

10.2

First Amendment Agreement dated as of February 3, 2003 among the Company, the Borrowing
Subsidiaries Party hereto, the Guarantors Party hereto, the Lenders Party hereto and JP Morgan
Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s
Quarterly Report on Form 10-Q for the quarter ended February 2, 2003 (Commission File Number
0-15451)).

10.3

Second Amendment Agreement dated as of April 9, 2003 among the Company, the Borrowing
Subsidiaries Party hereto, the Guarantor's Party hereto, the Lenders Party hereto and JP Morgan
Chase, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s
Quarterly Report on Form 10-Q for the quarter ended May 4, 2003 (Commission File Number
0-15451)).

10.4

Third Amendment Agreement dated as of September 1, 2004 among the Company, the Borrowing
Subsidiaries Party hereto, the Guarantor’s Party hereto, the Lenders Party hereto and JPMorganChase, as Administrative Agent.

10.5

Master Service Agreement dated January 11, 2002 between the Company and RagingWire
Telecommunications, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2002 (Commission File No. 0-15451)).

10.6

Real Estate Agreement dated June 19, 2002 between Constantine Macricostas and the Company
(incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the
fiscal year ended November 3, 2002 (Commission File Number 0-15451)).

10.7

Real Estate Agreement dated June 26, 2002 among George Macricostas and Stephen Macricostas and the Company (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form
10-K for the fiscal year ended November 3, 2002 (Commission File Number 0-15451)).

10.8

The Company's 1992 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-8, File Number 33-47446 which was filed on April
24, 1994).+

10.9	Amendment to the Employee Stock Purchase Plan as of April 1, 1998.+

10.10	Amendment to the Employee Stock Purchase Plan as of March 24, 2004.+

10.11

The Company's 1994 Stock Option Plan (incorporated by reference to Exhibit 10.25 to the Company's
Registration Statement on Form S-8, Commission File Number 33-78102 which was filed on April 22,
1994).+

10.12

The Company's 1996 Stock Option Plan (incorporated by reference to Exhibit 4(a) to the Company's
Registration Statement on Form S-8, Commission File Number 333-02245, which was filed on April 4,
1996).+

10.13	The Company’s 1996 Stock Option Plan, as amended March 13, 2003.+

10.14

The Company's 1998 Stock Option Plan (incorporated by reference to Appendix A to the Company’s
Proxy Statement dated February 12, 1998 filed with the Securities and Exchange Commission as definitive Proxy Statement pursuant to Rule 14a-101 on February 11, 1998 (Commission File Number
0-15451)).+

10.15	The Company’s 1998 Stock Option Plan, as amended March 13, 2003.+

10.16

The Company's 2000 Stock Option Plan (incorporated by reference to Appendix A to the Company's
Notice of Annual Meeting and Proxy Statement dated April 4, 2000 on Form DEF 14A filed on March
6, 2000 (Commission File Number 0-15451)).+

10.17

The Company's 2000 Stock Plan, as amended on March 20, 2002 (incorporated by reference to
Exhibit 4.1 to the Company's Registration Statement on Form S-8, Commission File Number
333-86846 which was filed on April 24, 2002).+

10.18	The Company’s 2000 Stock Option Plan, as amended March 13, 2003.+

10.19	Form of Agreement regarding life insurance between the Company and Executive.+

10.20

Consulting Agreement between the Company and Constantine S. Macricostas, dated October 10, 1997
(incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for fiscal year ended November 2, 1998 (Commission File Number 0-15451)).+

10.21

Pull/Call Option Agreement dated August 21, 2001, by and among the Company, Photo (L)
Limited, Mask (L) Limited, Lakeway (L) Limited, March (L) Limited, The HSBC Private Equity
Fund 2 Limited, The HSBC Private Equity Fund, L.P., Taiwan Mask Corp. and Blue Water Ventures
International Ltd. (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on
Form 10-Q for the quarter ended July 31, 2001 (Commission File Number 0-15451)).

10.22	Employment Agreement between the Company and Edwin L. Lewis, dated January 4, 2005.+

21	List of Subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Represents a management contract or compensatory plan or arrangement.

The Company will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired.  All requests should be addressed to the Company’s General Counsel at the address of the Company’s principal executive offices.