Form 10-Q
period 2005-01-30
PHOTRONICS INC
filed 2005-03-10
CIK 810136

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 30, 2005
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
Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).
Yes  ☒ No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2005
Common Stock, $0.01 par value	32,847,868 Shares

Forward Looking Information

     Certain statements in this report are considered "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. For a description of the factors that could cause the actual results of the Company to be materially different from those projected, please review the Company's SEC reports that detail these risks and uncertainties and the section captioned "Forward Looking Information" contained in the Company's Annual Report on Form 10-K for the year ended October 31, 2004.  Any forward looking statements should be considered in light of these factors.

PHOTRONICS, INC.
AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	January 30, 2005	October 31, 2004

ASSETS

Current assets:
Cash and cash equivalents	$118,606	$142,300
Short-term investments	30,733	84,628
Accounts receivable, net	70,351	68,737
Inventories	17,394	16,066
Deferred income taxes and other current assets	37,145	33,995

Total current assets	274,229	345,726

Property, plant and equipment, net	409,406	396,461
Goodwill	136,396	115,906
Other assets	11,179	14,778

	$831,210	$872,871

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$ 3,038	$ 3,018
Accounts payable	55,263	57,746
Other accrued liabilities	25,814	29,900

Total current liabilities	84,115	90,664

Long-term debt	273,453	315,888
Deferred income taxes and other liabilities	52,534	52,122
Minority interest	59,712	64,724

Shareholders' equity:
Preferred stock, $0.01 par value,
2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value,
150,000 shares authorized, 32,735 shares issued and outstanding at January 30, 2005 and 32,690 shares issued and outstanding
at October 31, 2004	327	327
Additional paid-in capital	202,939	202,313
Retained earnings	139,212	134,667
Accumulated other comprehensive income	18,918	12,166

Total shareholders' equity	361,396	349,473

	$831,210	$872,871

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended

	January 30, 2005	February 1, 2004

Net sales	$101,183	$90,489

Costs and expenses:

Cost of sales	69,183	61,851

Selling, general and administrative	12,719	13,534

Research and development	7,774	7,441

Operating income	11,507	7,663

Other income (expense), net	(3,024)	(2,713)

Income before income taxes and minority interest	8,483	4,950

Income tax provision	1,835	1,293

Income before minority interest	6,648	3,657

Minority interest	(2,103)	(1,515)

Net income	$4,545	$2,142

Earnings per share:

Basic	$0.14	$0.07

Diluted	$0.13	$0.07

Weighted average number of common shares outstanding:

Basic	32,703	32,493

Diluted	42,294	32,790

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended

	January 30, 2005	February 1, 2004

Cash flows from operating activities:
Net income	$4,545	$2,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,178	21,115
Changes in assets and liabilities:
Accounts receivable	1,037	751
Inventories	(455)	1,206
Other current assets	(2,991)	(2,820)
Accounts payable and other	3,940	(7,096)

Net cash provided by operating activities	27,254	15,298

Cash flows from investing activities:
Deposits on and purchases of property, plant and equipment	(18,543)	(10,740)
Acquisition of additional interest in PK Ltd.	(40,350)	-
Sales (purchases) of short-term investments	53,906	(91,221)
Other	-	638

Net cash used in investing activities	(4,987)	(101,323)

Cash flows from financing activities:
Repayments of long-term debt	(44,218)	(2,082)
Proceeds from issuance of common stock	568	154

Net cash used in financing activities	(43,650)	(1,928)

Effect of exchange rate changes on cash flows	(2,311)	878

Net decrease in cash and cash equivalents	(23,694)	(87,075)
Cash and cash equivalents at beginning of period	142,300	214,777

Cash and cash equivalents at end of period	$118,606	$127,702

Supplemental disclosure of cash flow information:
Interest payments	$2,210	$3,297
Income tax payments	$1,797	$1,231

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended January 30, 2005 and February 1, 2004
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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending October 30, 2005. Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2004.

NOTE 2 - STOCK-BASED COMPENSATION

     The Company has several stock option plans under which incentive and non-qualified stock options may be granted. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees,and related interpretations." Under this method, stock-based employee compensation cost is reflected in net income only if options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The Company uses the Black-Scholes model to calculate the fair value of stock-based compensation for pro forma disclosure purposes. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share amounts).

	Three Months Ended

	January 30, 2005	February 1, 2004

Net income	$4,545	$2,142

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(496)	(984)

Pro forma net income	$4,049	$1,158

Basic earnings per share:
As reported	$0.14	$0.07
Pro forma	0.12	0.04

Diluted earnings per share:
As reported	$0.13	$0.07
Pro forma	0.12	0.04

     In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R). This statement eliminates the option to apply the intrinsic value measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," to stock compensation awards issued to employees. Rather this statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R will also require companies to measure the cost of employee services received in exchange for Employee Stock Purchase Plan (ESPP) awards and the Company will be required to expense the grant date fair value of the Company's ESPP awards. SFAS No. 123R will be effective for the Company's fiscal quarter beginning August 1, 2005. Based on the number of stock options outstanding as of January 30, 2005, the effect of the adoption of SFAS No. 123R would be to increase compensation expense by approximately $0.2 million in the Company's fiscal quarter beginning August 1, 2005.

NOTE 3 - COMPREHENSIVE INCOME

      The following table summarizes comprehensive income for the three months ended January 30, 2005 and February 1, 2004 (in thousands):

	Three Months Ended

	January 30, 2005	February 1, 2004

Net income	$ 4,545	$ 2,142

Other comprehensive income:
Change in unrealized gains (losses) on investments, net of tax	575	(9)
Foreign currency translation adjustments	6,177	8,911

	6,752	8,902

Total comprehensive income	$11,297	$11,044

NOTE 4 - EARNINGS PER SHARE

     The calculation of basic earnings per common share and diluted earnings per common share is presented below (in thousands, except per share amounts):

	Three Months Ended

	January 30, 2005	February 1, 2004

Earnings computation for basic and diluted earnings per share:
Earnings for basic earnings per share - net income	$4,545	$2,142
Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effect	1,085	-

Earnings for diluted earnings per share	$5,630	$2,142

Weighted average common shares computations:
Weighted average common shares used for basic earnings per share	32,703	32,493

Effect of dilutive securities:
Convertible notes	9,441	-
Employee stock options	150	297

Dilutive potential common shares	9,591	297

Weighted average common shares used for diluted earnings per share	42,294	32,790

Basic earnings per share	$0.14	$0.07
Diluted earnings per share	$0.13	$0.07

     The effect of the potential conversion of some of the Company's convertible subordinated notes and the exercise of certain stock options has been antidilutive. The following table shows the amount of incremental shares outstanding that would have been added if the assumed conversion of convertible subordinated notes and stock options had been dilutive.

	January 30, 2005	February 1, 2004

Convertible notes	3,086	14,846
Employee stock options	1,093	1,281

Total potentially dilutive shares excluded	4,179	16,127

NOTE 5 – INVESTMENTS

     Short-term investments at January 30, 2005 and October 31, 2004 consist of available-for-sale fixed income and marketable equity securities. Long-term investments of $2,741 at January 30, 2005 and $2,910 at October 31, 2004 included in "Other Assets" primarily consist of available-for-sale equity securities, where fair values were determined based upon quoted market prices. For investments with no quoted market price, the estimated fair value is based upon the financial condition and the operating results and projections of the investee and is considered to approximate cost. Unrealized gains on investments were determined as follows (in thousands):

	January 30, 2005	October 31, 2004

Fair value
Short-term debt investments	$24,364	$78,764
Equity securities	9,110	8,774

Total fair value	33,474	87,538

Cost
Short-term debt investments	24,475	78,966
Equity securities	5,167	5,667

Total cost	29,642	84,633

Unrealized gain (loss)
Short-term debt investments	(111)	(202)
Equity securities	3,943	3,107

Total unrealized gain, net	3,832	2,905

Less deferred income tax	1,457	1,105

Net unrealized gains	$ 2,375	$ 1,800

     In the three month period ended January 30, 2005, the Company sold $54.5 million of short-term debt investments.

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

     For these previously announced actions, the Company's restructuring expenditures were $0.6 million and $0.7 million for the three months ended January 30, 2005 and February 1, 2004, respectively. These charges relate to severance and benefits for terminated employees, and non-cancelable facility leases and other payments. From April 2001 through January 30, 2005, the Company had expended, including non-cash charges, approximately $90.5 million.

     The following tables set forth the Company's restructuring reserves as of January 30, 2005 and February 1, 2004 respectively, and reflects the activity affecting the reserves for the three months then ended (in thousands):

	Three Months Ended
	January 30, 2005

	October 31, 2004	Charges	Credits	January 30, 2005

Manufacturing capacity reduction and other	$4,717	$ -	$(631)	$4,086

	Three Months Ended
	February 1, 2004

	November 2, 2003	Charges	Credits	February 1, 2004

Manufacturing capacity reduction and other	$5,855	$ -	$(108)	$5,747

Workforce reductions	1,499	-	(628)	871

Total	$7,354	$ -	$(736)	$6,618

     As of January 30, 2005, "manufacturing capacity reduction and other" of $4.1 million primarily represents non-cancelable lease obligations that will be paid over the respective lease terms through 2009.

NOTE 7 - SEGMENT INFORMATION

     The Company operates in a single industry segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors.  The Company's net sales, operating income (loss) and identifiable assets by geographic area as of and for the three months ended January 30, 2005 and February 1, 2004 were as follows (in thousands):

			As of
	Three Months Ended		January 30, 2005

		Operating	Total Identifiable
	Net Sales	Income (Loss)	Assets

January 30, 2005:

North America	$ 32,026	$ (1,523)	$388,245

Europe	17,713	1,620	121,319

Asia	51,444	11,410	321,646

	$101,183	$11,507	$831,210

			As of
	Three Months Ended		February 1, 2004

		Operating	Total Identifiable
	Net Sales	Income (Loss)	Assets

February 1, 2004:

North America	$35,534	$ (841)	$493,437

Europe	14,931	210	112,935

Asia	40,024	8,294	263,268

	$90,489	$7,663	$869,640

NOTE 8 - INCOME TAXES

     The income tax provision differs from the amount computed by applying the United States statutory rate of 35 percent to income before income taxes due to the Company's reduced tax rates in certain Asian jurisdictions and valuation allowances placed on certain deferred tax assets generated by net operating loss carry forwards.

     On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in fiscal 2005. On January 13, 2005, the U.S. Treasury Department published Notice 2005-10 providing guidance on the implementation of the repatriation deduction. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $116 million. The related potential range of income tax effects is estimated to be between zero and $18 million taking into account the Company's tax attributes.

NOTE 9 - ACQUISITION OF ADDITIONAL SHARES OF PK LTD.

     During the first quarter of fiscal 2005, Photronics invested $40.4 million to purchase 5.4 million additional shares of PK Ltd. (PKL), its non-wholly owned subsidiary in Korea.  This transaction increased the Company's ownership in PKL by 15%, resulting in a total ownership of 90%.  As the Company has previously consolidated PKL, the additional incremental ownership has been initially allocated to goodwill with a reduction in minority interests.  The Company is in the process of analyzing fair value attributes of the additional ownership.

NOTE 10 – REDEMPTION OF SUBORDINATED CONVERTIBLE NOTES

     On November 10, 2004, the Company redeemed $41.4 million of its outstanding 4.75% subordinated convertible notes, resulting in an early extinguishment charge of $1.2 million recorded in other income (expense), net, in the condensed consolidated statement of operations for the three months ended January 30, 2005.  The redemption resulted in a total principal balance outstanding of its 4.75% subordinated convertible notes after the redemption of $110.1 million.

NOTE 11 - OTHER RECENT ACCOUNTING PRONOUNCEMENTS

     In November of 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4."  The purpose of this statement is to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and waste material. ARB No. 43 stated that under some circumstances these costs may be so abnormal that they are required to be treated as current period costs.  SFAS 151 requires that these costs be treated, as current period costs, regardless if they meet the criteria of "so abnormal." In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provision of this statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The early adoption of SFAS 151 did not have a material impact on the Company's results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29."  SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The Company is evaluating SFAS No. 153, and does not believe it will have a material impact on its 2005 consolidated financial statements.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

     Management’s discussion and analysis of the Company’s financial condition, business results and outlook should be read in conjunction with its condensed consolidated financial statements and related notes.  Various segments of this MD&A do contain forward looking statements, all of which are presented based on current expectations and may be adversely affected by uncertainties and risk factors presented throughout this filing leading actual results to materially differ from these expectations.

     The Company sells substantially all of its photomasks to semiconductor designers and manufacturers. Further, photomask technology is also being applied to the fabrication of higher performance electronic products such as flat panel displays, micro-electronic mechanical systems and certain nanotechnology applications. Thus, the Company’s selling cycle is tightly interwoven with the development and release of new semiconductor designs and flat panel applications, particularly as it relates to the semiconductor industry’s migration to more advanced design methodologies and fabrication processes. The Company believes that the demand for photomasks primarily depends on design activity rather than sales volumes from products produced using photomask technologies. Consequently, an increase in semiconductor sales does not necessarily result in a corresponding increase in photomask sales. In addition, the reduced use of customized integrated circuits, a reduction in design complexity or other changes in the technology or methods of manufacturing semiconductors, or a slowdown in the introduction of new semiconductor designs could reduce demand for photomasks even if demand for semiconductors increases. Further, advances in semiconductor and photomask design and semiconductor production methods could reduce the demand for photomasks. Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices. The semiconductor industry had been in a downturn from 2001 until the end of 2003, which had a significant impact on the net sales and operating results of a majority of those companies in the industry.

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

     In addition to the cyclical downturn previously mentioned, the global semiconductor industry also experienced tremendous difficulties in transitioning from the 180 nanometer process node to the 130 nanometer process node. The Company believes that these technological issues have been addressed, as seen by improving yields and utilization rates in the Company's mask fabrication facilities and its customers' wafer fabrication facilities. End markets leading the global semiconductor industry out of the downturn in 2004 have been closely tied to consumer driven applications for high performance semiconductor devices, including, but not limited to, communications and mobile computing solutions. The Company cannot predict the timing of the industry’s transition to volume production of next generation technology nodes or the timing of up and down cycles with precise accuracy, but believes that such transitions and cycles will continue into the future, beneficially and adversely affecting its business, financial condition and operating results in the near term. The Company’s ability to remain successful in these environments is based upon achieving its goals of being a service and technology leader, an efficient solutions supplier, and a company able to continually reinvest in its global infrastructure.

     The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, the Company will be required to continually anticipate, respond to and utilize changing technologies. In particular, the Company believes that as semiconductor geometries continue to become smaller it will be required to manufacture complex optically enhanced reticles, including optical proximity correction and phase-shift photomasks. Additionally, demand for photomasks has been, and could in the future be adversely affected by changes in methods of semiconductor manufacturing (which could affect the type or quantity of photomasks utilized), such as changes in semiconductor demand that favor field programmable gate arrays and other semiconductor designs that replace application-specific integrated circuits. Through the first quarter of fiscal 2005, the Company has not experienced a significant loss of revenue as a result of alternative semiconductor design methodologies. Additionally, increased market acceptance of alternative methods of transferring circuit designs onto semiconductor wafers, such as direct-write lithography, could reduce or eliminate the need for photomasks. Through the first quarter of fiscal 2005, direct-write lithography has not been proven to be a commercially viable alternative to photomasks, as it is considered too slow for high volume semiconductor wafer production. However, should direct-write or any other alternative methods of transferring integrated circuit designs to semiconductor wafers be done without the use of photomasks, the Company's business and results of operations would be materially adversely affected. If the Company is unable to anticipate, respond to, or utilize these or other changing technologies, due to resource, technological or other constraints, its business and results of operations could be materially adversely affected.

     Both revenues and costs have been affected by the increased demand for high-end technology photomasks that require more advanced manufacturing capabilities but generally command higher average selling prices. To meet the technological demands of its customers and position the Company for future growth, the Company continues to make substantial investments in high-end manufacturing capability both at existing and new facilities. The Company's capital expenditures for new facilities and equipment to support its customers' requirements for high technology products was an aggregate of approximately $254 million for the three fiscal years ended October 31, 2004, plus $18.5 million during the first three months of fiscal 2005, resulting in significant increases in operating expenses. Based on the anticipated technological changes in the industry, the Company expects these trends to continue.  The Company anticipates capital expenditures to be in the range of $105 million to $125 million for the fiscal year ending October 30, 2005.

     The manufacture of photomasks for use in fabricating integrated circuits and other related products built using comparable photomask-based process technologies has been, and continues to be, capital intensive, based upon the need to maintain a technology-based infrastructure. The Company's integrated global manufacturing network and employees, which consist of nine sites, represent a significant portion of its fixed operating cost base. Should sales volumes decrease based upon the flow of design releases from the Company's customers, the Company may have excess and underutilized production capacity that could significantly impact operating margins.

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

Material Changes in Results of Operations
Three Months ended January 30, 2005 versus February 1, 2004

     The following table represents selected operating information expressed as a percentage of net sales:

	Three Months Ended

	January 30, 2005	February 1, 2004

Net sales	100.0%	100.0%
Cost of sales	68.4	68.4

Gross margin	31.6	31.6
Selling, general and administrative expenses	12.6	15.0
Research and development expenses	7.6	8.2

Operating income	11.4	8.4

Other expense, net	(3.0)	(2.9)

Income before income taxes and minority interest	8.4	5.5
Income tax provision	1.8	1.4
Minority interest	(2.1)	(1.7)

Net income	4.5%	2.4%

     Note:  All of the following tabular comparisons, unless otherwise indicated, are for the quarters ended January 30, 2005 (Q1-05) and February 1, 2004 (Q1-04):

Net Sales

	Three Months Ended

	Q1-05	Q1-04	Percent Change

Total net sales	$101.2	$90.5	11.8%

     Net sales for the three months ended January 30, 2005 increased 11.8% to $101.2 million as compared to $90.5 million for the three months ended February 1, 2004.  The increase is the result of an improved high-end mix and increased sales of large area masks (LAM) which typically have higher average selling prices than semiconductor photomasks.  High-end mix is defined as mask sets for semiconductor designs at and below 130 nanometer, and for LAM sets utilizing G6 and G7 technology.  By geographic area, net sales in Asia increased $11.4 million or 28.5%, North American sales decreased $(3.5) million or (9.9)% and European sales increased $2.8 million or 18.6%.

Gross Margin

	Three Months Ended

	Q1-05	Q1-04	Percent Change

Gross margin	$32.0	$28.6	11.7%
Percentage to net sales	31.6%	31.6%

     Gross margin was 31.6% of net sales for both the three months ended January 30, 2005 and February 1, 2004.  The Company's gross margin did not experience an increase that would typically result from an 11.8% increase in sales as compared to the prior year as a result of increased material costs associated with LAM sales and increased equipment and infrastructure costs in Asia. The Company operates in a high fixed cost environment and to the extent that the Company’s revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.  The gross margin percentage throughout the remainder of fiscal 2005 could be negatively impacted by increased depreciation expense associated with the Company’s capital expenditures for additional tool sets and corresponding infrastructure for LAM and advanced photomask technologies.

Selling, General and Administrative Expenses

	Three Months Ended

	Q1-05	Q1-04	Percent Change

S, G & A expenses	$12.7	$13.5	(6.0)%
Percentage to net sales	12.6%	15.0%

     Selling, general and administrative expenses decreased $0.8 million to $12.7 million for the three months ended January 30, 2005, compared with $13.5 million for the same period in the prior fiscal year primarily due to reduced salary and wages.

Research and Development

	Three Months Ended

	Q1-05	Q1-04	Percent Change

R&D	$7.8	$7.4	4.5%
Percentage to net sales	7.6%	8.2%

     Research and development expenses for the three months ended January 30, 2005 increased by $0.4 million to  $7.8 million compared with $7.4 million for the same period in the prior fiscal year. Research and development expenditures consist primarily of global development efforts relating to high-end process technologies for advanced sub wavelength reticle solutions at and below 65 nanometers and next generation LAM technologies.

Operating Income (Loss)

     The following table sets forth the operating income (loss) by geographic area for the three months ended January 30, 2005 and February 1, 2004:

	Three Months Ended

	Q1-05	Q1-04

North America	$(1.5)	$(0.8)
Europe	1.6	0.2
Asia	11.4	8.3

Total	$11.5	$ 7.7

Other Income (Expense), Net

	Three Months Ended

	Q1-05	Q1-04

Interest expense	$(2.7)	$(3.9)
Investment and other income (expense), net	(0.3)	1.2

Other income (expense), net	$(3.0)	$(2.7)

     Interest expense decreased $1.2 million to $2.7 million for the three months ended January 30, 2005 as compared to the three months ended February 1, 2004.  The decrease was a result of reduced debt associated with the Company’s redemption of $41.4 million of its 4.75% convertible subordinated notes in November of 2004. Investment and other income (expense), net, for the three months ended January 30, 2005, decreased compared to the three months ended February 1, 2004, due to an early extinguishment charge of $1.2 million relating to the $41.4 million redemption of its convertible subordinated notes, and decreased investment income.

Provision for Income Taxes

     The provision for income taxes for the quarter ended January 30, 2005 was $1.8 million as compared to a provision of  $1.3 million for the quarter ended February 1, 2004. The effective income tax rate of 22% resulted from taxes incurred on income generated in taxable jurisdictions that were partially offset by the Company's inability to record additional deferred tax benefits for net operating losses in the United States. The Company's operations have followed the recent migration of semiconductor industry fabrication to Asia, where the Company operates in countries where it is accorded favorable tax jurisdictions. The Company is accorded tax holidays in Taiwan and Singapore, which expire in 2006 and June 2005, respectively. In Korea, various investment tax credits have been utilized to reduce the Company's effective income tax rate.

     On October 22, 2004, the AJCA was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in fiscal 2005.  On January 13, 2005, the U.S. Treasury Department published Notice 2005-10 providing guidance on the implementation of the repatriation deduction.  The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $116 million. The related potential range of income tax effects is estimated to be between zero and $18 million taking into account the Company's tax attributes.

Minority Interest

     Minority interest of $2.1 million for the three months ended January 30, 2005 and $1.5 million for February 1, 2004, reflects the minority interest in earnings of the Company's non-wholly owned subsidiaries in Taiwan and Korea.  The Company’s ownership in its subsidiary in Taiwan was approximately 58% at January 30, 2005 and October 31, 2004.  During the first quarter of 2005, the Company increased its ownership in its subsidiary in Korea from 75% at October 31, 2004 to 90% at January 30, 2005, for an investment of $40.4 million.  The $0.6 million increase in minority interest for the three months ended January 30, 2005, as compared to the same period in the prior year, was due to increased earnings of both subsidiaries.

Liquidity and Capital Resources

     The Company's working capital at January 30, 2005 decreased $64.9 million to $190.1 million as compared with $255.1 million at October 31, 2004. Cash, cash equivalents and short-term investments at January 30, 2005 were $149.3 million compared to $226.9 million at October 31, 2004. The decrease in working capital, cash, cash equivalents and short-term investments during the three months ended January 30, 2005 was due to the Company's redemption of $41.4 million of its 4.75% convertible subordinated notes and $40.4 million additional investment in PKL. Cash provided by operating activities was $27.3 million for the three months ended January 30, 2005, as compared to $15.3 million for the same period last year. This increase was primarily due to increased net income generated during the first quarter of 2005 and increased accounts payable.  Cash used in investing activities for the three months ended January 30, 2005 was $5.0 million, which is comprised of the $40.4 million additional investment in PKL, capital expenditures of $18.5 million, and proceeds from the sales of short-term investments of $53.9 million.  Cash used in financing activities was $43.7 million, which was primarily comprised of the redemption of $41.4 million of the Company's 4.75% convertible subordinated notes.

     The Company has a credit agreement that expires in July 2005, with a group of financial institutions that provides for a revolving credit facility with an aggregate commitment of $100 million. The credit facility allows for borrowings in various currencies with an interest rate that is based on the terms of the agreement and will vary based on currencies borrowed and market conditions. The facility fee is 0.4% of the total aggregate commitment. The credit facility agreement contains various financial and other covenants, including, but not limited to: Defined maximum ratio of senior funded debt to EBITDA (most restrictive covenant), Minimum EBITDA to interest expense, Minimum consolidated net worth and cash balances, Limitation on cash dividends available for payment to shareholders and Annual Capital Expenditures. As of January 30, 2005, $100 million was available under the facility.

     The Company's commitments represent investments in additional manufacturing capacity as well as advanced equipment for the production of high-end, more complex photomasks. At January 30, 2005, Photronics had commitments outstanding for capital expenditures of approximately $66 million. Additional commitments for capital expenditures are expected to be incurred during the remainder of fiscal 2005. The Company expects capital expenditures for fiscal 2005 to be approximately $105 to $125 million. The Company will continue to use its working capital to finance its capital expenditures. Photronics believes that its currently available resources, together with its capacity for growth, and its access to other debt and equity financing sources, are sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the foreseeable future.

Business Outlook

     The Company expects net sales to be in the range of $102 million to $107 million for the second quarter of fiscal 2005. The midpoint of this range, or $104.5 million, would be a 7.5% increase over the second quarter of fiscal 2004.  A majority of the revenue growth has come from, and is expected to continue to come from, the Asian region as customers increase their use of manufacturing foundries located outside of North America and Europe. The Company's Korean and Taiwanese operations are non-wholly owned subsidiaries; therefore a portion of earnings generated at each location is allocated to the minority shareholders.

     For the second quarter of fiscal 2005, the Company expects earnings per share to be in the range of $0.17 to $0.22 per share.  The expected increase over the first quarter of fiscal 2005 is due to the Company’s anticipation of a majority of the planned revenue increases to improve operating income with increased utilization of its manufacturing infrastructure.  The Company is projecting an effective tax rate of 20% to 25% for fiscal 2005, which would result in an estimated tax expense for the second quarter of 2005 to be in the range of $1.8 million to $2.3 million.  The amount is dependent upon the country in which the pre-tax income is generated.

     Capital spending was $18.5 million for the first quarter of 2005.  The Company is planning on capital spending of $105 million to $125 million for the full year of fiscal 2005.  This spending includes the installation of a 65 nanometer production line in the Company's Austin, Texas facility, additional large area mask production capacity, and a facility and equipment for its China site.

     The Company’s future results of operations and the other forward looking statements contained in this filing involve a number of risks and uncertainties, including the projected second quarter results of 2005.  Various factors that have been discussed and a number of other factors could cause actual results to differ materially from the Company’s expectations.

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

Derivative Instruments and Hedging Activities

     The Company records derivatives in the consolidated balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are reported in the consolidated statements of operations or as accumulated other comprehensive income (loss), a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company uses judgment in assessing the fair value of derivatives and related financial instruments, including assumptions utilized in derivative fair value models in areas such as projected interest rates and changes in the Company's stock price during the contract term.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Repairs and maintenance, as well as renewals and replacements of a routine nature are charged to operations as incurred, while those which improve or extend the lives of existing assets are capitalized. Upon sale or other disposition, the cost of the asset and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations.

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

Revenue Recognition

     The Company recognizes revenue when both title and risk of loss transfer to the customer. The Company makes estimates and assumptions and uses judgment relating to discounts and estimates for product return and warranties which are accrued and recognized at the time of sale.

     Discounts - Sales discounts are negotiated with customers prior to billing and at the time of billing, sales invoices are prepared net of negotiated sales discounts.

     Product Returns - Customer returns have historically been insignificant. However, the Company does record a liability for the insignificant amount of estimated sales returns based upon historical experience.

     Warranties and Other Post Shipment Obligations - For a 30-day period, the Company warrants that items sold will conform to customer specification. However, the Company's liability is limited to repair or replacement of the photomasks at its sole option. The Company inspects photomasks for conformity to customer specifications prior to shipment. Accordingly, customer returns of items under warranty have historically been insignificant. However, the Company records a liability for the insignificant amount of estimated warranty returns based on historical experience. The Company's specific return policies include accepting returns for products with defects or products that have not been produced to precise customer specifications. At the time of shipment, a liability is established for these items.

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

Effect of New Accounting Standards

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R). This statement eliminates the option to apply the intrinsic value measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" to stock compensation awards issued to employees. Rather the statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R will also require companies to measure the cost of employee services received in exchange for Employee Stock Purchase Plan (ESPP) awards and the Company will be required to expense the grant date fair value of the Company's ESPP awards. SFAS No. 123R will be effective for the Company's fiscal quarter beginning August 1, 2005. Based on the number of stock options outstanding as of January 30, 2005, the effect of the adoption of SFAS No. 123R would be to increase compensation expense by approximately $0.2 million in the Company's fiscal quarter beginning August 1, 2005.

     In November of 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4."  The purpose of this statement is to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and waste material. ARB No. 43 stated that under some circumstances these costs may be so abnormal that they are required to be treated as current period costs.  SFAS 151 requires that these costs be treated as current period costs regardless if they meet the criteria of "so abnormal." In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provision of this statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The early adoption of SFAS 151 did not have a material impact on the Company's results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29."  SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The Company is evaluating SFAS No. 153, and does not believe it will have a material impact on its 2005 consolidated financial statements.

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

     In the fourth quarter of fiscal year 2002, the Company entered into an interest rate swap contract, which effectively converted $100 million of its 4.75% fixed rate convertible subordinated notes to a variable rate. Contract payments are made on a LIBOR based variable rate (4.1% at January 30, 2005) and are received at the 4.75% fixed rate.

     The interest rate swap contract is used to adjust the proportion of total debt that is subject to fixed interest rates. This contract is considered to be a hedge against interest rate risk of the Company's fixed rate debt obligation. Accordingly, the contract has been reflected at fair value in the Company's consolidated balance sheets and the related portion of fixed rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged. In addition, changes during any accounting period in the fair value of the contract, as well as offsetting changes in the adjusted carrying value of the related portion of fixed rate debt being hedged, are recognized as adjustments to interest expense in the Company's consolidated statements of operations. The net effect of this accounting on the Company's operations results, is that the interest expense portion of fixed rate debt being hedged is generally recorded based on variable rates. At this time, the Company does not have plans to enter into additional interest rate swap contracts, however, at a future point the Company may decide to do so.

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

     The Company's primary net foreign currency exposures as of January 30, 2005 included the Korean won, Singapore dollar, New Taiwan dollar, euro and the British pound. As of January 30, 2005, a 10% adverse movement in the value of these currencies against the United States dollar would have resulted in a net unrealized pre-tax loss of $3.6 million. The Company's exposure to other foreign currency risks as of January 30, 2005, include the Japanese yen against the Korean won, for which the Company does not believe that a 10% change in the exchange rates of these currencies would have a material effect on its consolidated financial position, results of operations or cash flows.

Interest Rate Risk

     The majority of the Company's borrowings are in the form of its convertible subordinated notes, which bear interest at rates of 2.25% and 4.75% and certain foreign secured and unsecured notes payable which bear interest at rates between 3.2% and 5.5%. In addition, the interest rate swap contract discussed above subjects the Company to market risk as interest rates fluctuate and impacts the interest payments due on the $100 million notional amount of the contract. At January 30, 2005, the Company had approximately $116 million in variable rate financial instruments which were sensitive to interest rate risk. A 10% change in interest rates would not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Item 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company's chief executive officer and chief financial officer have concluded that, as of the end of the first quarter of fiscal 2005, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended.

PART II.  OTHER INFORMATION

Item 2.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
during the Three Months Ended January 30, 2005

Maximum Number
			Total Number of	(or Approximate Dollar
			Principal Amount	Value of Principal
	Total Principal	Average Price Paid	of Convertible Notes	Amount of Convertible
	Amount of	Per $1,000 Principal	Purchased as Part	Notes) that May Yet to
	Convertible Notes	Amount of	of Publicly Announced	be Purchased Under the
	Purchased	Convertible Notes	Plans or Programs	Plans or Programs

November	$41,413,000	$1,015	$ -	$ -	(1)

December

January

	$41,413,000	$1,015	$ -	$ -

(1) The Company does not have a specific bond repurchase program established and all of the repurchases were made in open market transactions.

Item 6.	EXHIBITS

	(a)	Exhibits

		Exhibit Number	Description

		31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ SEAN T. SMITH

Sean T. Smith
Senior Vice President
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date:  March 9, 2005