Form 10-Q
period 2005-05-01
PHOTRONICS INC
filed 2005-06-06
CIK 810136

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2005
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
Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).
Yes  ☒ No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 1, 2005
Common Stock, $0.01 par value	32,965,612 Shares

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

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	May 1, 2005	October 31, 2004

	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 91,368	$142,300
Short-term investments	68,898	84,628
Accounts receivable, net	65,327	68,737
Inventories	18,677	16,066
Deferred income taxes and other current assets	36,024	33,995

Total current assets	280,294	345,726

Property, plant and equipment, net	405,414	396,461
Goodwill	136,396	115,906
Other assets	10,027	14,778

	$832,131	$872,871

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$ 33	$ 3,018
Accounts payable	50,583	57,746
Other accrued liabilities	26,930	29,900

Total current liabilities	77,546	90,664

Long-term debt	262,665	315,888
Deferred income taxes and other liabilities	52,720	52,122
Minority interest	62,045	64,724

Shareholders' equity:
Preferred stock, $0.01 par value,
2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value,
150,000 shares authorized, 32,873 shares issued and outstanding at May 1, 2005 and 32,690 shares issued and outstanding
at October 31, 2004	329	327
Additional paid-in capital	204,749	202,313
Retained earnings	149,786	134,667
Accumulated other comprehensive income	22,316	12,166
Deferred compensation on restricted stock	(25)	-

Total shareholders' equity	377,155	349,473

	$832,131	$872,871

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended

	May 1, 2005	May 2, 2004	May 1, 2005	May 2, 2004

Net sales	$112,893	$97,167	$214,076	$187,656

Costs and expenses:

Cost of sales	74,457	64,133	143,640	125,984

Selling, general and administrative	13,521	13,297	26,239	26,831

Research and development	8,120	7,493	15,895	14,934

Operating income	16,795	12,244	28,302	19,907

Other expense, net	(2,057)	(2,671)	(5,081)	(5,384)

Income before income taxes and minority interest	14,738	9,573	23,221	14,523

Income tax provision	2,617	1,231	4,452	2,524

Income before minority interest	12,121	8,342	18,769	11,999

Minority interest	(1,547)	(2,357)	(3,650)	(3,872)

Net income	$ 10,574	$ 5,985	$ 15,119	$ 8,127

Earnings per share:

Basic	$0.32	$0.18	$0.46	$0.25

Diluted	$0.28	$0.17	$0.41	$0.24

Weighted average number of common shares outstanding:

Basic	32,817	32,526	32,760	32,510

Diluted	42,398	42,661	42,346	42,445

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended

	May 1, 2005	May 2, 2004

Cash flows from operating activities:
Net income	$15,119	$ 8,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,967	42,445
Changes in assets and liabilities:
Accounts receivable	6,773	(3,461)
Inventories	(1,460)	2,058
Other current assets	(2,041)	519
Accounts payable and other	(3,069)	(8,483)

Net cash provided by operating activities	58,289	41,205

Cash flows from investing activities:
Deposits on and purchases of property, plant and equipment	(31,772)	(30,953)
Acquisition of additional interest in PK Ltd.	(40,350)	-
Sales (purchases) of short-term investments	16,124	(91,409)
Other	-	608

Net cash used in investing activities	(55,998)	(121,754)

Cash flows from financing activities:
Repayments of long-term debt	(56,193)	(4,843)
Proceeds from issuance of common stock	2,199	1,225

Net cash used in financing activities	(53,994)	(3,618)

Effect of exchange rate changes on cash flows	771	2,916

Net decrease in cash and cash equivalents	(50,932)	(81,251)
Cash and cash equivalents at beginning of period	142,300	214,777

Cash and cash equivalents at end of period	$91,368	$133,526

Supplemental disclosure of cash flow information:
Interest payments	$4,256	$6,170
Income tax payments	$5,029	$2,397

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended May 1, 2005 and May 2, 2004
(unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

      Photronics, Inc. and its subsidiaries (the "Company" or "Photronics") is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays ("FPD"), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits ("IC") and a variety of FPD and, to a lesser extent, other types of electrical and optical components. The Company operates principally from nine manufacturing facilities, three of which are located in the United States, three in Europe, and one each in Korea, Singapore and Taiwan.

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

NOTE 2 - STOCK BASED COMPENSATION

     The Company has several stock option plans under which incentive and non-qualified stock options may be granted. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees,and related interpretations." Under this method, stock-based employee compensation cost is reflected in net income only if options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The Company uses the Black-Scholes-Merton model to calculate the fair value of stock-based compensation for pro forma disclosure purposes. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock Based Compensation," to stock-based employee compensation (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended

	May 1, 2005	May 2, 2004	May 1, 2005	May 2, 2004

Reported net income	$10,574	$5,985	$15,119	$8,127

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2,525)	(308)	(3,021)	(1,291)

Pro forma net income	$ 8,049	$5,677	$12,098	$6,836

Earnings per share:

Basic earnings per share:
As reported	$0.32	$0.18	$0.46	$0.25
Pro forma	$0.25	$0.17	$0.37	$0.21

Diluted earnings per share:
As reported	$0.28	$0.17	$0.41	$0.24
Pro forma	$0.22	$0.16	$0.34	$0.21

     In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R). This statement eliminates the option to apply the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards issued to employees. Rather this statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R will also require companies to measure the cost of employee services received in exchange for Employee Stock Purchase Plan (ESPP) awards and the Company will be required to expense the grant date fair value of the Company's ESPP awards.  On April 14, 2005, the Securities and Exchange Commission deferred the effective date of SFAS No. 123R for certain companies, thereby deferring the effective date for the Company from its quarter beginning August 1, 2005 to its quarter beginning October 31, 2005.  Based on the number of stock options outstanding as of May 1, 2005, the effect of the adoption of SFAS No. 123R would be to increase compensation expense by approximately $0.2 million in the Company’s fiscal quarter beginning October 31, 2005.

NOTE 3 - COMPREHENSIVE INCOME

      The following table summarizes comprehensive income for the three and six months ended May 1, 2005 and May 2, 2004 (in thousands):

	Three Months Ended		Six Months Ended

	May 1, 2005	May 2, 2004	May 1, 2005	May 2, 2004

Net income	$10,574	$5,985	$15,119	$ 8,127

Other comprehensive income:
Change in unrealized net losses on investments, net of tax	(957)	(487)	(382)	(496)
Foreign currency translation adjustments	4,355	(2,158)	10,532	6,751

	3,398	(2,645)	10,150	6,255

Total comprehensive income	$13,972	$3,340	$25,269	$14,382

NOTE 4 - EARNINGS PER SHARE

     The calculation of basic earnings per common share and diluted earnings per common share is presented below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	May 1, 2005	May 2, 2004	May 1, 2005	May 2, 2004

Net income	$10,574	$5,985	$15,119	$ 8,127

Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effect	1,086	1,086	2,171	2,171

Earnings for diluted earnings per share	$11,660	$7,071	$17,290	$10,298

Weighted average common shares computations:
Weighted average common shares used for basic earnings per share	32,817	32,526	32,760	32,510

Effect of dilutive securities:
Convertible notes	9,441	9,441	9,441	9,441
Employee stock options	140	694	145	494

Dilutive potential common shares	9,581	10,135	9,586	9,935

Weighted average common shares used for diluted earnings per share	42,398	42,661	42,346	42,445

Basic earnings per share	$0.32	$0.18	$0.46	$0.25
Diluted earnings per share	$0.28	$0.17	$0.41	$0.24

     The effect of the potential conversion of some of the Company's convertible subordinated notes and the exercise of certain stock options would have been antidilutive. The following table shows the amount of incremental shares outstanding that would have been added if the assumed conversion of the remaining convertible subordinated notes and stock options had been dilutive.

	Three Months Ended		Six Months Ended

	May 1, 2005	May 2, 2004	May 1, 2005	May 2, 2004

Convertible notes	2,922	5,405	3,004	5,405
Employee stock options	817	39	955	660

Total potentially dilutive shares excluded	3,739	5,444	3,959	6,065

NOTE 5 - INVESTMENTS

      Investments, comprised of fixed income bonds and marketable equity securities, are classified as available-for-sale, and are carried at fair value based on quoted market prices.  Investments available for current operations are classified in the condensed consolidated balance sheets as current assets, investments held for long-term purposes are included in "Other Assets".  Unrealized gains on investments are as follows (in thousands):

	May 1, 2005	October 31, 2004

Fair value
Short-term debt investments	$62,969	$78,764
Short-term equity fund	5,929	5,864
Long-term equity investments	2,231	2,910

Total fair value	71,129	87,538

Cost
Short-term debt investments	63,454	78,966
Short-term equity fund	5,000	5,000
Long-term equity investments	168	667

Total cost	68,622	84,633

Unrealized gain (loss)
Short-term debt investments	(485)	(202)
Short-term equity fund	929	864
Long-term equity investments	2,063	2,243

Total unrealized gain, net	2,507	2,905

Less deferred income taxes	1,089	1,105

Net unrealized gains	$ 1,418	$ 1,800

NOTE 6 - CONSOLIDATION, RESTRUCTURING AND RELATED CHARGES

     Since 2001, the Company has closed four manufacturing facilities in North America and one in Europe due in part to the migration of semiconductor manufacturing to Asia, excess capacity and competitive pricing pressures. Decisions regarding which facilities to close were based on sales volume projections, customer base and production qualifications.

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

     For these previously announced actions, the Company's restructuring expenditures were $0.6 million and $1.2 million for the three and six months ended May 1, 2005 respectively, and $0.6 million and $1.4 million for the three and six months ended May 2, 2004, respectively. These payments relate to severance and benefits for terminated employees, and non-cancelable facility leases and other payments. From April 2001 through May 1, 2005, the Company had expended, including non-cash charges, approximately $91.1 million.

     The following tables set forth the Company's restructuring reserve as of May 1, 2005 and reflects the activity affecting the reserve for the three and six months then ended (in thousands):

	Three Months Ended
	May 1, 2005

	January 30, 2005	Costs Paid	May 1, 2005

Manufacturing capacity reduction and other	$4,086	$(604)	$3,482

	Six Months Ended
	May 1, 2005

	October 31, 2004	Costs Paid	May 1, 2005

Manufacturing capacity reduction and other	$4,717	$(1,235)	$3,482

     As of May 1, 2005, "manufacturing capacity reduction and other" of $3.5 million primarily represents non-cancelable lease obligations that will be paid over the respective lease terms through 2009.

     The following table sets forth the Company's restructuring reserve as of May 2, 2004 and reflects the activity affecting the reserve for the three and six months ended May 2, 2004 (in thousands):

	Three Months Ended
	May 2, 2004

	February 1, 2004	Costs Paid	May 2, 2004

Manufacturing capacity reduction and other	$5,747	$(101)	$5,646

Workforce reductions	871	(538)	333

Total	$6,618	$(639)	$5,979

	Six Months Ended
	May 2, 2004

	November 2, 2003	Costs Paid	May 2, 2004

Manufacturing capacity reduction and other	$5,855	$ (209)	$5,646

Workforce reductions	1,499	(1,166)	333

Total	$7,354	$(1,375)	$5,979

NOTE 7 - SEGMENT INFORMATION

     The Company operates in a single industry segment as a manufacturer of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors and FPD.  The Company's net sales, operating income (loss) and identifiable assets by geographic area as of and for the three and six months ended May 1, 2005 and May 2, 2004 were as follows (in thousands):

	Three Months		Six Months		As of May 1, 2005

	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)	Total Assets

May 1, 2005:

North America	$ 35,337	$ (422)	$ 67,363	$(1,945)	$374,947

Europe	20,148	3,276	37,861	4,896	116,270

Asia	57,408	13,941	108,852	25,351	340,914

	$112,893	$16,795	$214,076	$28,302	$832,131

	Three Months		Six Months		As of May 2, 2004

	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)	Total Assets

May 2, 2004:

North America	$35,819	$ (32)	$ 71,353	$ (774)	$491,164

Europe	18,287	2,250	33,217	2,360	112,184

Asia	43,061	10,026	83,086	18,321	269,491

	$97,167	$12,244	$187,656	$19,907	$872,839

NOTE 8 - INCOME TAXES

     The income tax provision differs from the amount computed by applying the United States statutory rate of 35% to income before income taxes due to the Company’s reduced tax rates in certain Asian jurisdictions and valuation allowances placed on certain deferred tax assets generated by net operating loss carry forwards.

     The American Jobs Creation Act (AJCA) was signed into law on October 22, 2004. The AJCA includes a provision for an 85% deduction for the repatriation of certain foreign earnings. The Company may elect to apply this provision to qualifying earnings repatriations in fiscal 2005. Currently, the Company is reviewing the published guidance and expects to complete its evaluation within a reasonable period of time following the issuance of final guidance. The range of possible amounts that the Company is considering for repatriation is between zero and $129 million. The related potential range of income tax effects is estimated to be between zero and $22 million taking into account the Company’s tax attributes.

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

NOTE 10 - REDEMPTIONS OF SUBORDINATED CONVERTIBLE NOTES

     On April 14, 2005 and November 10, 2004, the Company redeemed $10.0 million and $41.4 million, respectively, of its outstanding 4.75% subordinated convertible notes, resulting in an early extinguishment charge recorded in other income (expense), net, in the condensed consolidated statement of operations of $0.2 million and $1.6 million for the three and six month periods ended May 1, 2005.

     These redemptions resulted in a total principal balance outstanding of its 4.75% subordinated convertible notes after the redemptions of $100.1 million as of May 1, 2005.

NOTE 11 - OTHER RECENT ACCOUNTING PRONOUNCEMENTS

     In November of 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4."  The purpose of this statement is to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and waste material. ARB No. 43 stated that under some circumstances these costs may be so abnormal that they are required to be treated as current period costs.  SFAS 151 requires that these costs be treated as current period costs, regardless if they meet the criteria of "so abnormal." In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provision of this statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The early adoption of SFAS 151 did not have a material impact on the Company's results of operations or financial position.

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

     Management’s discussion and analysis of the Company’s financial condition, business results and outlook should be read in conjunction with its condensed consolidated financial statements and related notes.  Various segments of this MD&A do contain forward looking statements, all of which are presented based on current expectations and may be adversely affected by uncertainties and risk factors presented throughout this filing and the Company's Annual Report on Form 10-K for the 2004 fiscal year, leading actual results to materially differ from these expectations.

     The Company sells the majority of its photomasks to semiconductor designers and manufacturers. Further, photomask technology is also being applied to the fabrication of higher performance electronic products such as flat panel displays ("FPD"), micro-electronic mechanical systems and certain nanotechnology applications. Thus, the Company’s selling cycle is tightly interwoven with the development and release of new semiconductor designs and flat panel applications, particularly as it relates to these customers' migration to more advanced design methodologies and fabrication processes. The Company believes that the demand for photomasks primarily depends on design activity rather than sales volumes from products produced using photomask technologies. Consequently, an increase in semiconductor sales does not necessarily result in a corresponding increase in photomask sales. In addition, the reduced use of customized integrated circuits ("IC"), a reduction in design complexity or other changes in the technology or methods of manufacturing semiconductors, or a slowdown in the introduction of new semiconductor designs could reduce demand for photomasks even if demand for semiconductors increases. Further, advances in design and production methods for semiconductors and other high performance electronics could reduce the demand for photomasks. Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices.

     At this time, state-of-the-art for IC and FPD masks are considered to be 65 nanometer and G6 - G7 process technology, respectively, while 90 nanometer is in the early stages of being moved into volume production, and 130 and 180 nanometer and the G3 through G5 technology for FPD constitute the majority of designs being fabricated in volume today.  The Company expects there to be a steady increase in 130 nanometer designs moving to wafer fabrication throughout fiscal 2005 and believes it is well positioned to service an increasing volume of this business through investments in manufacturing processes and technology in the global regions where its customers are located.

     In addition to its cyclical nature, the global semiconductor industry experienced tremendous technology-based difficulties in transitioning from the 180 nanometer process node to the 130 nanometer process node. The Company believes that these technological issues have been addressed, as seen by improving yields and utilization rates in the Company's mask fabrication facilities and its customers' wafer fabrication facilities. End markets leading the global semiconductor industry out of a downturn in 2004 have been closely tied to consumer driven applications for high performance semiconductor devices, including, but not limited to, communications and mobile computing solutions. The Company cannot predict the degree of difficulty in future process node transitions; the timing of the industry’s transition to volume production of next generation technology nodes; or the timing of up and down cycles with precise accuracy, but believes that such transitions and cycles will continue into the future, which could affect its business, financial condition and operating results in the near term. The Company’s ability to remain successful in these environments is based upon achieving its goals of being a service and technology leader, an efficient solutions supplier, and a company able to continually reinvest in its global infrastructure.

     The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, the Company will be required to continually anticipate, respond to and utilize changing technologies. In particular, the Company believes that as semiconductor geometries continue to become smaller and FPD sizes larger and resolution improved, it will be required to manufacture complex optically enhanced reticles, including optical proximity correction and phase-shift photomasks. Additionally, demand for photomasks has been, and could in the future be adversely affected by changes in methods of manufacturing (which could affect the type or quantity of photomasks utilized), such as changes in semiconductor and FPD demand that favor field programmable gate arrays and other semiconductor designs that replace application-specific IC. Through the first six months of fiscal 2005, the Company has not experienced a significant loss of revenue as a result of alternative semiconductor design methodologies. Additionally, increased market acceptance of alternative methods of transferring circuit designs onto semiconductor wafers, such as imprint or direct-write lithography, could reduce or eliminate the need for certain types or all photomasks entirely. Through the first six months of fiscal 2005, direct-write lithography has not been proven to be a commercially viable alternative to photomasks, as it is considered too slow for high volume semiconductor wafer production. However, should direct-write or other alternative methods of transferring IC designs to semiconductor wafers be done without the use of photomasks, the Company's business and results of operations would be materially adversely affected.  If the Company is unable to anticipate, respond to, or utilize these or other changing technologies, due to resource, technological or other constraints, its business and results of operations could be materially adversely affected.

     Both revenues and costs have been affected by the increased demand for high-end technology photomasks that require more advanced manufacturing capabilities but generally command higher average selling prices. To meet the technological demands of its customers and position the Company for future growth, the Company continues to make substantial investments in high-end manufacturing capability both at existing and new facilities. The Company's capital expenditures for new facilities and equipment to support its customers' requirements for high technology products was an aggregate of approximately $254 million for the three fiscal years ended October 31, 2004, plus $31.8 million during the first six months of fiscal 2005.  Based on the anticipated technological changes in the industry, the Company expects these trends to continue.  The Company anticipates capital expenditures to be in the range of $105 million to $125 million for the fiscal year ending October 30, 2005.

     The manufacture of photomasks for use in fabricating IC and other related products built using comparable photomask-based process technologies has been, and continues to be, capital intensive, based upon the need to maintain a technology-based infrastructure. The Company's integrated global manufacturing network and employees, which consist of nine sites, represent a significant portion of its fixed operating cost base. Should sales volumes decrease based upon the flow of design releases from the Company's customers, the Company may have excess and underutilized production capacity that could significantly impact operating margins.

     Currently, the vast majority of photomasks produced for the semiconductor industry employ geometries of 130 nanometers or larger. In the FPD market, the majority of photomasks produced are to support Generation 3 to Generation 5 processes.  At these technologies, the Company can produce full lines of photomasks and there is no significant technology employed by the Company's competitors that is not available to the Company. Recently, a limited amount of semiconductor fabrication has begun utilizing 90 nanometer and Generation 6 and Generation 7 processes. The Company is currently capable of producing a broad range of photomasks at still smaller geometries, and has begun accelerating its efforts to support the development and production of photomasks for both the 65 nanometer and 45 nanometer technology nodes in semiconductors and Generation 8 in FPD. However, as is typical of industries in the midst of technological change, some of the Company's competitors may be able to achieve higher manufacturing yields than the Company when producing these more complex photomasks, in part because these competitors may have completed more cycles of learning than the Company in this area, and in part because of the Company's need to replicate production of these complex photomasks at its four advanced technology locations world-wide. The Company believes that these cases are not material to its business.

Material Changes in Results of Operations
Three and Six Months ended May 1, 2005 versus May 2, 2004

     The following table represents selected operating information expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended

	May 1, 2005	May 2, 2004	May 1, 2005	May 2, 2004

Net sales	100%	100%	100%	100%

Cost of sales	66.0	66.0	67.1	67.1

Gross margin	34.0	34.0	32.9	32.9

Selling, general and administrative expenses	12.0	13.7	12.3	14.3

Research and development expenses	7.1	7.7	7.4	8.0

Operating income	14.9	12.6	13.2	10.6

Other expense, net	(1.8)	(2.7)	(2.4)	(2.9)

Income before income taxes and minority interest	13.1	9.9	10.8	7.7
Income tax provision	2.3	1.3	2.1	1.3
Minority interest	(1.4)	(2.4)	(1.6)	(2.1)

Net income	9.4%	6.2%	7.1%	4.3%

     Note:  All of the following tabular comparisons, unless otherwise indicated, are for the quarters ended May 1, 2005 (Q2 2005) and May 2, 2004 (Q2 2004) and for the six months ended May 1, 2005 (YTD 2005) and May 2, 2004 (YTD 2004) in thousands:

Net Sales

	Three Months Ended			Six Months Ended

	Q2 2005	Q2 2004	Percent Change	YTD 2005	YTD 2004	Percent Change

Total net sales	$112.9	$97.2	16.2%	$214.1	$187.7	14.1%

     Net sales for the three months ended May 1, 2005 increased 16.2% to $112.9 million as compared to $97.2 million for the three months ended May 2, 2004.  Sales increased for photomasks used for both IC and FPD (which typically have higher average selling prices than IC photomasks) as a result of increased design releases for IC photomasks and improved FPD revenue associated with increased demand for FPD.  The increase in sales is also related to an improved high-end mix which is defined as mask sets for semiconductor designs at and below 130 nanometer, and for FPD sets utilizing G6 and G7 technology.  By geographic area, net sales in Asia increased $14.3 million or 33.3%, North American sales decreased $0.5 million or 1.3% and European sales increased $1.9 million or 10.2%.

     Net sales for the six months ended May 1, 2005 increased 14.1% to $214.1million as compared to $187.7 million for the six months ended May 2, 2004.  The increase is a result of increased sales of FPD photomasks and improved design releases for IC photomasks associated with the improved, year over year, semiconductor market.

Gross Margin

	Three Months Ended			Six Months Ended

	Q2 2005	Q2 2004	Percent Change	YTD 2005	YTD 2004	Percent Change

Gross margin	$38.4	$33.0	16.4%	$70.4	$61.7	14.2%
Percentage to sales	34.0%	34.0%		32.9%	32.9%

     Gross margin was 34.0% of net sales for both the three months ended May 1, 2005 and May 2, 2004, and 32.9% of net sales for both the six months ended May 1, 2005 and May 2, 2004.  The Company's respective gross margin did not experience an increase that would typically result from a 16.2% and 14.1% increase in sales as compared to the respective prior year periods as a result of increased infrastructure costs related to additional equipment and production capability, primarily in Asia.  To a lesser extent, gross margin was impacted in 2005 by increased material costs associated with increased FPD sales and increased equipment and infrastructure costs in Asia. The Company operates in a high fixed cost environment and to the extent that the Company’s revenues and capacity utilization increases or decreases, gross margin will be positively or negatively impacted.

     The gross margin percentage throughout the remainder of fiscal 2005 could be negatively impacted by increased depreciation expense associated with the Company’s capital expenditures for additional tool sets and corresponding infrastructure for FPD and advanced photomask technologies.

Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended

	Q2 2005	Q2 2004	Percent Change	YTD 2005	YTD 2004	Percent Change

Selling, general and administrative expenses	$13.5	$13.3	1.7%	$26.2	$26.8	(2.2)%
Percentage to sales	12.0%	13.7%		12.3%	14.3%

      Selling, general and administrative expenses increased $1.7% for the three months ended May 1, 2005, as compared to the same period in the prior fiscal year.

     For the six months ended May 1, 2005, selling, general and administrative expenses decreased $0.6 million to $26.2 million, compared to the same period in the prior year, primarily due to lower salary and wages that were in part offset by additional costs associated with the Company's expansion in Asia, primarily related to the Company’s Taiwan FPD and China facilities.

Research and Development

	Three Months Ended			Six Months Ended

	Q2 2005	Q2 2004	Percent Change	YTD 2005	YTD 2004	Percent Change

Research & development	$8.1	$7.5	8.4%	$15.9	$14.9	6.4%
Percentage to sales	7.2%	7.7%		7.4%	8.0%

     Research and development expenses increased $0.6 million to $8.1 million for the three months ended May 1, 2005, compared with $7.5 million for the same period in the prior fiscal year.  Research and development expenses for the six months ended May 1, 2005 increased $1.0 million to $15.9 million compared to the same period in the prior fiscal year. Research and development expenditures consist primarily of global development efforts relating to high-end process technologies for advanced sub wavelength reticle solutions at and below 65 nanometers and next generation FPD technologies.

Operating Income (Loss)

     The following table sets forth the operating income (loss) by geographic area for the three and six months ended May 1, 2005 and May 2, 2004:

	Three Months Ended			Six Months Ended

	Q2 2005	Q2 2004	Percent Change	YTD 2005	YTD 2004	Percent Change

North America	$(0.4)	$ -	-	$(1.9)	$(0.8)	(137.5)%
Europe	3.3	2.2	45.6%	4.9	2.4	104.2
Asia	13.9	10.0	39.0	25.3	18.3	38.3

Total	$16.8	$12.2	37.2%	$28.3	$19.9	42.2%

Other Expense, Net

	Three Months Ended		Six Months Ended

	Q2 2005	Q2 2004	YTD 2005	YTD 2004

Interest expense	$(2.9)	$(4.0)	$(6.2)	$(7.9)
Investment and other income (expense), net	0.8	1.3	1.1	2.5

Other income (expense), net	$(2.1)	$(2.7)	$(5.1)	$(5.4)

     Interest expense decreased $1.1 million and $1.7 million, respectively, for the three and six months ended May 1, 2005 as compared to the three and six months ended May 2, 2004.  The decrease was primarily a result of reduced debt associated with the Company’s aggregate redemption, from June 2004 through April 2005, of $100 million, of its 4.75% convertible subordinated notes.  Investment and other income, net, decreased $0.5 million and $1.4 million respectively for the three and six months ended May 1, 2005 as compared to the three and six months ended May 2, 2004.  The decrease is a result of lower investment income and foreign currency losses.

Provision for Income Taxes

     The provision for income taxes for the quarter ended May 1, 2005 was $ 2.6 million as compared to a provision of $1.2 million for the quarter ended May 2, 2004. For the six months ended May 1, 2005 the provision for income taxes was $4.5 million compared to a provision of $2.5 million for the six months ended May 2, 2004. The effective tax rate for the six months ended May 1, 2005 was 19% compared with 17% for the comparable 2004 period. The effective tax rate is impacted by the Company's inability to record tax benefits on the net operating losses generated in the U.S., tax holidays and credits. The Company’s operations have followed the recent migration of the semiconductor industry to Asia, where the Company operates in countries where it is accorded favorable tax treatment. The Company currently has tax holidays in Taiwan and Singapore which will expire in 2006 and 2005 respectively.  In Korea, various investment tax credits have been utilized to further reduce the Company’s overall effective income tax rate.

     The American Jobs Creation Act (AJCA) was signed into law on October 22, 2004. The AJCA includes a provision for an 85% deduction for the repatriation of certain foreign earnings. The Company may elect to apply this provision to qualifying earnings repatriations in fiscal 2005. Currently, the Company is reviewing the published guidance and expects to complete its evaluation within a reasonable period of time following the issuance of final guidance. The range of possible amounts that the Company is considering for repatriation is between zero and $129 million. The related potential range of income tax effects is estimated to be between zero and $22 million taking into account the Company’s tax attributes.

Minority Interest

     Minority interest of $1.5 million and $2.4 million for the three months ended May 1, 2005 and May 2, 2004, respectively, and $3.7 million and $3.9 million for the six months ended May 1, 2005 and May 2, 2004, respectively, represents the minority interest in earnings of the Company's non-wholly owned subsidiaries in Taiwan and Korea.  The Company’s ownership in its subsidiary in Taiwan was approximately 58% at May 1, 2005 and October 31, 2004.  The Company’s ownership in its subsidiary in Korea was 90% at May 1, 2005 and 75% at October 31, 2004.  The increased ownership was a result of an additional investment of $40.4 million made by the Company during 2005.  The decrease in minority interest during the three and six month periods ended May 1, 2005 as compared to the same periods in the prior year was due to the increased ownership of the Company’s subsidiary in Korea, which was offset in part by increased earnings of these subsidiaries in 2005.

Liquidity and Capital Resources

     The Company's working capital at May 1, 2005 decreased $52.3 million to $202.7 million as compared with $255.1 million at October 31, 2004. Cash, cash equivalents and short-term investments at May 1, 2005 were $160.3 million compared to $226.9 million at October 31, 2004. The decrease in working capital, cash, cash equivalents and short-term investments during the six months ended May 1, 2005 was due to the Company's redemption of $51.4 million of its 4.75% convertible subordinated notes and $40.4 million additional investment in PKL. Cash provided by operating activities was $58.3 million for the six months ended May 1, 2005, as compared to $41.2 million for the same period last year. This increase was primarily due to increased net income generated during the first six months of 2005 and increased collections of accounts receivable.  Cash used in investing activities for the six months ended May 1, 2005 was $56.0 million, which is primarily comprised of the $40.4 million additional investment in PKL and capital expenditures of $31.8 million.  Cash used in financing activities was $54.0 million, which was primarily comprised of the redemption of $51.4 million of the Company's 4.75% convertible subordinated notes.

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

     The Company's commitments represent investments in additional manufacturing capacity as well as advanced equipment for the production of high-end, more complex photomasks. At May 1, 2005, Photronics had commitments outstanding for capital expenditures of approximately $80 million. Additional commitments for capital expenditures are expected to be incurred during the remainder of fiscal 2005. The Company expects capital expenditures for fiscal 2005 to be approximately $105 to $125 million. The Company will continue to use its working capital to finance its capital expenditures. Photronics believes that its currently available resources, together with its capacity for growth, and its access to other debt and equity financing sources, are sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the foreseeable future.

Business Outlook

      The Company expects revenue growth for the third quarter of fiscal 2005 in both IC and FPD photomasks, and a majority of the revenue growth has come from, and is expected to continue to come from, the Asian region as customers increase their use of manufacturing foundries located outside of North America and Europe. The Company's Korean and Taiwanese operations are non-wholly owned subsidiaries; therefore a portion of earnings generated at each location is allocated to the minority shareholders.

     For the third quarter of fiscal 2005, the Company expects earnings per share to increase over the second quarter of fiscal 2005 due to the planned revenue increases to improve operating income with increased utilization of its manufacturing infrastructure.  The Company is projecting an effective tax rate of 17% to 22% for fiscal 2005, dependent upon the country in which the pre-tax income is generated.

     Capital spending was $31.8 million for the first six months of 2005.  The Company is planning on capital spending of $105 million to $125 million for the full year of fiscal 2005.  This spending includes the installation of a 65 nanometer production line, additional large area mask production capacity, and a facility and equipment costs for the China and Taiwan FPD sites.

     The Company’s future results of operations and the other forward looking statements contained in this filing involve a number of risks and uncertainties, including the projected third quarter results of 2005.  Various factors that have been discussed and a number of other factors could cause actual results to differ materially from the Company’s expectations.

Application of Critical Accounting Policies

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

Effect of New Accounting Standards

     In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R). This statement eliminates the option to apply the intrinsic value measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," to stock compensation awards issued to employees. Rather this statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R will also require companies to measure the cost of employee services received in exchange for Employee Stock Purchase Plan (ESPP) awards and the Company will be required to expense the grant date fair value of the Company's ESPP awards. On April 14, 2005, the Securities and Exchange Commission deferred the effective date of SFAS No. 123R for certain companies, thereby deferring the effective date for the Company from its quarter beginning August 1, 2005 to its quarter beginning October 31, 2005. Based on the number of stock options outstanding as of May 1, 2005, the effect of the adoption of SFAS No. 123R would be to increase compensation expense by approximately $0.2 million in the Company’s fiscal quarter beginning October 31, 2005.

     In November of 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4."  The purpose of this statement is to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and waste material. ARB No. 43 stated that under some circumstances these costs may be so abnormal that they are required to be treated as current period costs.  SFAS 151 requires that these costs be treated as current period costs regardless if they meet the criteria of "so abnormal." In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provision of this statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The early adoption of SFAS 151 did not have a material impact on the Company's results of operations or financial position.

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

     During fiscal 2002, the Company entered into an interest rate swap contract, which effectively converted $100 million of its 4.75% fixed rate convertible subordinated notes to a variable rate. Contract payments are made on a LIBOR based variable rate (3.21% at May 1, 2005) and are received at the 4.75% fixed rate.

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

     The Company's primary net foreign currency exposures as of May 1, 2005 included the Korean won, Singapore dollar, New Taiwan dollar, euro and the British pound. As of May 2005, a 10% adverse movement in the value of these currencies against the United States dollar would have resulted in a net unrealized pre-tax loss of $4.0 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar foreign currency balances would have a material effect on its consolidated financial position, results of operations or cash flows.

Interest Rate Risk

     The majority of the Company's borrowings are in the form of its convertible subordinated notes, which bear interest at rates of 2.25% and 4.75%, and certain foreign unsecured notes payable which bear interest at rates between 5.45% and 5.59%. In addition, the interest rate swap contract discussed above subjects the Company to market risk as interest rates fluctuate and impacts the interest payments due on the $100 million notional amount of the contract. At May 1, 2005, the Company had approximately $113 million in variable rate financial instruments which were sensitive to interest rate risk. A 10% change in interest rates would not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Item 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company's chief executive officer and chief financial officer have concluded that, as of the end of the second quarter of fiscal 2005, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended.

PART II.  OTHER INFORMATION

Item 2.

	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
	During the Six Months Ended May 1, 2005

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

December

January

February

March

April	10,000,000	1,010	-	-	(1)

	$51,413,000	$1,014	$ -	$ -

(1) The Company does not have a specific bond repurchase program established and all of the repurchases were made in open market transactions.

Item 4.	Submission of Matters to a Vote of Security Holders

	(a)	The matters set forth in this Item 4 were submitted to a vote of security holders of the Company at an Annual Meeting of Shareholders held on March 22, 2005.

(b)

The following directors, constituting the entire Board of Directors, were elected at the
Annual Meeting of Shareholders held on March 22, 2005.  Also indicated are the affirmative and authority withheld votes for each director.

	For	Authority Withheld

Walter M. Fiederowicz	28,359,945	1,626,165
Joseph A. Fiorita, Jr.	28,353,045	1,633,065
Constantine S. Macricostas	28,885,929	1,100,181
George C. Macricostas	29,033,236	952,874
Willem D. Maris	29,657,017	329,093
Mitchell G. Tyson	28,333,420	1,652,690

(c)	Ratification of the selection of Deloitte & Touche LLP as registered independent public accounting firm for the fiscal year ended October 30, 2005.

For	Against	Abstain	Broker Non-Votes

28,385,553	1,586,720	13,837	0

Item 5.	Other Information

(a)

On January 25, 2005, the Company entered into a Resignation Agreement with Paul J. Fego effective as of January 25, 2005 (the "Effective Date").  Benefits include payment of $85,000, less applicable withholdings and deductions, in equal installments over the course of the next twelve (12) months, on a bi-weekly basis, starting the Effective Date; payment of a bonus for the period from the end of the last fiscal year until the Effective Date in the amount of $71,940, less applicable withholdings and deductions; permission to exercise any Company stock options which are vested as of the Effective Date for a period of one year following the Effective Date, options that are not vested as of the Effective Date shall terminate as of the Effective Date, and payment of monthly premiums to continue health insurance coverage under COBRA for three months starting the Effective Date.  Filed herewith.

Item 6.	Exhibits

	(a)	Exhibits

		Exhibit Number	Description

		10.1	Resignation Agreement dated January 25, 2005 between the Company and Paul J. Fego.

		31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ SEAN T. SMITH

Sean T. Smith
Senior Vice President
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date:  June 3, 2005