Form 10-Q
period 2005-07-31
PHOTRONICS INC
filed 2005-09-09
CIK 810136

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2005
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
Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 1, 2005
Common Stock, $0.01 par value	41,269,072 Shares

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
AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	July 31, 2005	October 31, 2004

	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 233,391	$142,300
Short-term investments	82,420	84,628
Accounts receivable, net	70,641	68,737
Inventories	16,843	16,066
Deferred income taxes and other current assets	39,879	33,995

Total current assets	443,174	345,726

Property, plant and equipment, net	416,729	396,461
Goodwill	136,396	115,906
Other assets	8,231	14,778

	$1,004,530	$872,871

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$ 12,668	$ 3,018
Accounts payable	50,046	57,746
Other accrued liabilities	29,796	29,900

Total current liabilities	92,510	90,664

Long-term debt	249,410	315,888
Deferred income taxes and other liabilities	50,175	52,122
Minority interest	55,547	64,724

Shareholders' equity:
Preferred stock, $0.01 par value,
2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value,
150,000 shares authorized, 41,213 shares issued and outstanding at July 31, 2005 and 32,690 shares issued and outstanding
at October 31, 2004	412	327
Additional paid-in capital	373,067	202,313
Retained earnings	164,580	134,667
Accumulated other comprehensive income	18,862	12,166
Deferred compensation on restricted stock	(33)	-

Total shareholders' equity	556,888	349,473

	$1,004,530	$872,871

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended

	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004

Net sales	$114,901	$103,728	$328,977	$291,384

Costs and expenses:

Cost of sales	75,350	66,485	218,990	192,469

Selling, general and administrative	13,762	13,519	40,001	40,350

Research and development	7,908	7,619	23,803	22,553

Operating income	17,881	16,105	46,183	36,012

Other income (expense), net
Interest expense	(2,820)	(3,422)	(8,307)	(11,336)
Investment and other income, net	4,773	822	5,179	3,352

Income before income taxes and minority interest	19,834	13,505	43,055	28,028

Income tax provision	3,596	1,494	8,048	4,018

Income before minority interest	16,238	12,011	35,007	24,010

Minority interest	(1,443)	(3,571)	(5,093)	(7,443)

Net income	$ 14,795	$ 8,440	$ 29,914	$ 16,567

Earnings per share:

Basic	$0.42	$0.26	$0.89	$0.51

Diluted	$0.35	$0.23	$0.77	$0.47

Weighted average number of common shares outstanding:

Basic	35,295	32,579	33,605	32,533

Diluted	45,269	42,188	43,320	42,360

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended

	July 31, 2005	August 1, 2004

Cash flows from operating activities:
Net income	$ 29,914	$ 16,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,406	64,027
Changes in assets and liabilities:
Accounts receivable	(389)	(7,919)
Inventories	(46)	1,455
Other current assets	(5,455)	(654)
Accounts payable and other	16,231	(3,864)

Net cash provided by operating activities	104,661	69,612

Cash flows from investing activities:
Purchases of property, plant and equipment	(89,122)	(40,997)
Acquisition of additional interest in PK Ltd.	(40,350)	-
Sales (purchases) of short-term investments, net	2,895	(91,409)
Other	-	608

Net cash used in investing activities	(126,577)	(131,798)

Cash flows from financing activities:
Repayments of long-term debt	(56,200)	(14,408)
Net proceeds from issuance of common stock	162,905	-
Proceeds from exercised stock options	6,651	1,414

Net cash provided by (used in) financing activities	113,356	(12,994)

Effect of exchange rate changes on cash flows	(349)	2,283

Net increase (decrease) in cash and cash equivalents	91,091	(72,897)
Cash and cash equivalents at beginning of period	142,300	214,777

Cash and cash equivalents at end of period	$233,391	$141,880

Supplemental disclosure of cash flow information:
Interest payments	$ 6,725	$10,168
Income tax payments	$ 5,958	$ 4,048
Change in accrual for purchases of property, plant and equipment	$(14,049)	$11,839

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended July 31, 2005 and August 1, 2004
(unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     Photronics, Inc. and its subsidiaries (the "Company" or "Photronics") is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays (FPD), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits (IC) and a variety of FPD and, to a lesser extent, other types of electrical and optical components. The Company operates principally from nine manufacturing facilities, three of which are located in the United States, three in Europe, and one each in Korea, Singapore and Taiwan.

     During the period ended July 31, 2005, the Company determined that acquisitions of property, plant and equipment on account, which were previously reported as a component of changes in operating assets and liabilities and purchases of property, plant and equipment, should not have been reported in the statements of cash flows.  The Company's financial statements for the nine months ended August 1, 2004 have been revised to reflect a decrease in cash flows provided by operating activities with a corresponding decrease in cash flows used in investing activities of $11.8 million.  Purchases of property, plant and equipment acquired on account have now been presented as supplemental disclosure of non-cash items.  This revision has no effect on net income or the amount of cash and cash equivalents reported.

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

NOTE 2 - STOCK-BASED COMPENSATION

     The Company has several stock option plans under which incentive and non-qualified stock options may be granted. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under this method, stock-based employee compensation cost is reflected in net income only if options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The Company uses the Black-Scholes-Merton model to calculate the fair value of stock-based compensation for pro forma disclosure purposes. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock- Based Compensation," to stock-based employee compensation (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended

	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004

Reported net income	$14,795	$8,440	$29,914	$16,567

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2,691)	(496)	(5,712)	(1,788)

Pro forma net income	$12,104	$7,944	$24,202	$14,779

Earnings per share:

Basic earnings per share:
As reported	$0.42	$0.26	$0.89	$0.51
Pro forma	$0.34	$0.24	$0.72	$0.45

Diluted earnings per share:
As reported	$0.35	$0.23	$0.77	$0.47
Pro forma	$0.29	$0.21	$0.63	$0.43

     In December 2004, the FASB issued SFAS No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R). This statement eliminates the option to apply the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards issued to employees. Rather this statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R will also require companies to measure the cost of employee services received in exchange for Employee Stock Purchase Plan (ESPP) awards and the Company will be required to expense the grant date fair value of the Company's ESPP awards.  On April 14, 2005, the Securities and Exchange Commission deferred the effective date of SFAS No. 123R for certain companies, thereby deferring the effective date for the Company from its quarter beginning August 1, 2005 to its quarter beginning October 31, 2005.  Based on the number of stock options outstanding as of July 31, 2005, the effect of the adoption of SFAS No. 123R would be to increase compensation expense by approximately $0.3 million in the Company’s fiscal quarter beginning October 31, 2005.

NOTE 3 - COMPREHENSIVE INCOME

     The following table summarizes comprehensive income for the three and nine months ended July 31, 2005 and August 1, 2004 (in thousands):

	Three Months Ended		Nine Months Ended

	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004

Net income	$14,795	$8,440	$29,914	$16,567

Other comprehensive income:
Change in unrealized net gains (losses) on investments, net of tax	556	(869)	174	(1,365)
Foreign currency translation adjustments	(4,010)	(1,143)	6,522	5,608

	(3,454)	(2,012)	6,696	4,243

Total comprehensive income	$11,341	$6,428	$36,610	$20,810

NOTE 4 - EARNINGS PER SHARE

     The calculation of basic earnings per common share and diluted earnings per common share is presented below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004

Net income	$14,795	$8,440	$29,914	$16,567

Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effect	1,086	1,086	3,257	3,257

Earnings for diluted earnings per share	$15,881	$9,526	$33,171	$19,824

Weighted average common shares computations:
Weighted average common shares used for basic earnings per share	35,295	32,579	33,605	32,533

Effect of dilutive securities:
Convertible notes	9,441	9,441	9,441	9,441
Employee stock options	533	168	274	386

Dilutive potential common shares	9,974	9,609	9,715	9,827

Weighted average common shares used for diluted earnings per share	45,269	42,188	43,320	42,360

Basic earnings per share	$0.42	$0.26	$0.89	$0.51
Diluted earnings per share	$0.35	$0.23	$0.77	$0.47

     The effect of the potential conversion of some of the Company's convertible subordinated notes and the exercise of certain stock options would have been antidilutive. The following table shows the amount of incremental shares outstanding that would have been added if the assumed conversion of the remaining convertible subordinated notes and stock options had been dilutive.

	Three Months Ended		Nine Months Ended

	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004

Convertible notes	2,705	5,304	2,904	5,372
Employee stock options	609	1,203	839	841

Total potentially dilutive shares excluded	3,314	6,507	3,743	6,213

NOTE 5 - INVESTMENTS

     Investments, comprised of fixed income bonds and marketable equity securities, are classified as available-for-sale, and are carried at fair value based on quoted market prices.  Investments available for current operations are classified in the condensed consolidated balance sheets as current assets, investments held for long-term purposes are included in "Other Assets."  Unrealized gains (losses) on investments are as follows (in thousands):

	July 31, 2005	October 31, 2004

Fair value
Short-term debt investments	$75,980	$78,764
Short-term equity fund	6,440	5,864
Long-term equity investments	2,251	2,910

Total fair value	84,671	87,538

Cost
Short-term debt investments	76,248	78,966
Short-term equity fund	5,000	5,000
Long-term equity investments	135	667

Total cost	81,383	84,633

Unrealized gain (loss)
Short-term debt investments	(268)	(202)
Short-term equity fund	1,440	864
Long-term equity investments	2,116	2,243

Total unrealized gain, net	3,288	2,905

Less deferred income taxes	1,314	1,105

Net unrealized gains	$ 1,974	$ 1,800

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

     For these previously announced actions, the Company's restructuring expenditures were $0.5 million and $1.8 million for the three and nine months ended July 31, 2005 respectively, and $0.5 million and $1.9 million for the three and nine months ended August 1, 2004, respectively. These payments relate to severance and benefits for terminated employees, and non-cancelable facility leases and other payments. From April 2001 through July 31, 2005, the Company had expended, including non-cash charges, approximately $91.6 million.

     The following tables set forth the Company's restructuring reserve as of July 31, 2005 and reflects the activity affecting the reserve for the three and nine months then ended (in thousands):

	Three Months Ended
	July 31, 2005

	May 1, 2005	Costs Paid	July 31, 2005

Manufacturing capacity reduction and other	$3,482	$(518)	$2,964

	Nine Months Ended
	July 31, 2005

	October 31, 2004	Costs Paid	July 31, 2005

Manufacturing capacity reduction and other	$4,717	$(1,753)	$2,964

     As of July 31, 2005, "manufacturing capacity reduction and other" of $3.0 million primarily represents non-cancelable lease obligations that will be paid over the respective lease terms through 2009.

     The following table sets forth the Company's restructuring reserve as of August 1, 2004 and reflects the activity affecting the reserve for the three and nine months ended August 1, 2004 (in thousands):

	Three Months Ended
	August 1, 2004

	May 2, 2004	Costs Paid	August 1, 2004

Manufacturing capacity reduction and other	$5,646	$(195)	$5,451

Workforce reductions	333	(333)	-

Total	$5,979	$(528)	$5,451

	Nine Months Ended
	August 1, 2004

	November 2, 2003	Costs Paid	August 1, 2004

Manufacturing capacity reduction and other	$5,855	$ (404)	$5,451

Workforce reductions	1,499	(1,499)	-

Total	$7,354	$(1,903)	$5,451

NOTE 7 - SEGMENT INFORMATION

     The Company operates in a single industry segment as a manufacturer of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors and FPD.  The Company's net sales, operating income (loss) and identifiable assets by geographic area as of and for the three and nine months ended July 31, 2005 and August 1, 2004 were as follows (in thousands):

	Three Months		Nine Months		As of July 31, 2005

	Net Sales	Operating Income	Net Sales	Operating Income (Loss)	Total Assets

July 31, 2005:

North America	$ 36,155	$ 1,498	$103,518	$ (447)	$ 542,121

Europe	18,584	2,335	56,445	7,231	109,256

Asia	60,162	14,048	169,014	39,399	353,153

	$114,901	$17,881	$328,977	$46,183	$1,004,530

	Three Months		Nine Months		As of August 1, 2004

	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)	Total Assets

August 1, 2004:

North America	$ 34,857	$ (714)	$106,210	$(1,488)	$484,558

Europe	18,019	1,836	51,237	4,196	113,423

Asia	50,852	14,983	133,937	33,304	284,117

	$103,728	$16,105	$291,384	$36,012	$882,098

NOTE 8 - INCOME TAXES

     The income tax provision differs from the amount computed by applying the United States statutory rate of 35% to income before income taxes due to the Company’s reduced tax rates in certain Asian jurisdictions and valuation allowances placed on certain deferred tax assets generated by net operating loss carry forwards.

     The American Jobs Creation Act (AJCA) was signed into law on October 22, 2004. The AJCA includes a provision for an 85% deduction for the repatriation of certain foreign earnings. The Company may elect to apply this provision to qualifying earnings repatriations in fiscal 2005. Currently, the Company is reviewing the published guidance and expects to complete its evaluation within a reasonable period of time following the issuance of final guidance. The range of possible amounts that the Company is considering for repatriation is between zero and $134 million. The related potential range of income tax effects is estimated to be between zero and $24 million taking into account the Company’s tax attributes.

NOTE 9 - ACQUISITION OF ADDITIONAL SHARES OF PK LTD.

     During the first quarter of fiscal 2005, Photronics invested $40.4 million to purchase 5.4 million additional shares of PK Ltd. (PKL), its non-wholly owned subsidiary in Korea.  This transaction increased the Company's ownership in PKL by 15%, resulting in a total ownership of 90%.  As the Company previously consolidated PKL, the additional incremental ownership has been initially allocated to goodwill with a reduction in minority interests.  The Company is in the process of analyzing fair value attributes of the additional ownership.

     On August 5, 2005, Photronics announced a tender offer to acquire all the remaining shares of PKL which the Company did not previously own.  On September 6, 2005, additional shares acquired under this tender offer increased the Company's ownership in PKL to 96.5%, for approximately 18.1 billion Korean won (approximately US $17.4 million).

NOTE 10 - REDEMPTIONS OF SUBORDINATED CONVERTIBLE NOTES
                    AND EXPIRATION OF CREDIT FACILITY

     On April 14, 2005 and November 10, 2004, the Company redeemed $10.0 million and $41.4 million, respectively, of its outstanding 4.75% subordinated convertible notes, resulting in an early extinguishment charge recorded in other income (expense), net, in the condensed consolidated statement of operations of $1.6 million for the nine month period ended July 31, 2005.  These redemptions resulted in a total principal balance outstanding of its 4.75% subordinated convertible notes after the redemptions of $100.1 million as of July 31, 2005.

     On August 23, 2005, the Company redeemed an additional $13.0 million of its outstanding 4.75% subordinated convertible notes and incurred an early extinguishment charge of $0.3 million (recorded in the fourth quarter of fiscal year 2005), resulting in a total principal balance outstanding of $87.1 million after the redemption.

     The Company's $100 million revolving credit facility expired in July 2005 and was not renewed.

NOTE 11 - COMMON STOCK OFFERING

     In July 2005, the Company issued 8,050,000 shares of its common stock in a public offering at a price of $21.25 per share.  Net of underwriting fees and other offering costs, the Company's net proceeds under the offering were approximately $162.9 million.

NOTE 12 - OTHER RECENT ACCOUNTING PRONOUNCEMENTS

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

     In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143."  FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  The Company is currently analyzing FIN 47 and does not believe the adoption of FIN 47 will have a material impact on its consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154) which supersedes APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements."  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It established, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  The reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively.  Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154, which is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated financial statements.

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

     The Company sells the majority of its photomasks to semiconductor designers and manufacturers. Further, photomask technology is also used in the fabrication of higher performance electronic products such as flat panel displays (FPD), micro-electronic mechanical systems and certain nanotechnology applications. Thus, the Company’s selling cycle is tightly interwoven with the development and release of new semiconductor designs and flat panel applications, particularly as it relates to these customers' migration to more advanced design methodologies and fabrication processes. The Company believes that the demand for photomasks primarily depends on design activity rather than sales volumes from products produced using photomask technologies. Consequently, an increase in semiconductor sales does not necessarily result in a corresponding increase in photomask sales. In addition, the reduced use of customized integrated circuits (IC), a reduction in design complexity or other changes in the technology or methods of manufacturing semiconductors, or a slowdown in the introduction of new semiconductor designs could reduce demand for photomasks even if demand for semiconductors increases. Further, advances in design and production methods for semiconductors and other high performance electronics could reduce the demand for photomasks. Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices.

     At this time, state-of-the-art for IC and FPD masks are considered to be 65 nanometer and G6 - G7 process technology, respectively, while 90 nanometer is in the early stages of being moved into volume production; currently 130 and 180 nanometer and G3 through G5 process technology for FPD constitute the majority of designs being fabricated in volume. The Company expects there to be a steady increase in 130 nanometer designs moving to wafer fabrication into fiscal 2006 and believes it is well positioned to service an increasing volume of this business through investments in manufacturing processes and technology in the global regions where its customers are located.  Recently, the Company has experienced growth in demand for FPD photomasks, which it currently supplies to customers from its existing facility in Korea.  The Company is commencing construction on two new photomask facilities, one in Taichung, Taiwan and one in Shanghai, China.  The Company's new facility in Taiwan will be able to serve the demand for large area mask solutions to support Taiwan's expanding FPD fabrication industry.  Completion of these facilities is expected in 2006.

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

     The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, the Company will be required to continually anticipate, respond to and utilize changing technologies. In particular, the Company believes that as semiconductor geometries continue to become smaller and FPD sizes larger and resolution improved, it will be required to manufacture increasingly complex optically enhanced reticles, including optical proximity correction and phase-shift photomasks. Additionally, demand for photomasks has been, and could in the future be adversely affected by changes in methods of manufacturing (which could affect the type or quantity of photomasks utilized), such as changes in semiconductor and FPD demand that favor field programmable gate arrays and other semiconductor designs that replace application-specific IC. Through the first nine months of fiscal 2005, the Company has not experienced a significant loss of revenue as a result of alternative semiconductor design methodologies. Additionally, increased market acceptance of alternative methods of transferring circuit designs onto semiconductor wafers, such as direct-write lithography, could reduce or eliminate the need for certain types or all photomasks entirely. Through the first nine months of fiscal 2005, direct-write lithography has not been proven to be a commercially viable alternative to photomasks, as it is considered too slow for high volume semiconductor wafer production. However, should direct-write or other alternative methods of transferring IC designs to semiconductor wafers be done without the use of photomasks, the Company's business and results of operations would be materially adversely affected. If the Company is unable to anticipate, respond to, or utilize these or other changing technologies, due to resource, technological or other constraints, its business and results of operations could be materially adversely affected.

     Both revenues and costs have been affected by the increased demand for high-end technology photomasks that require more advanced manufacturing capabilities but generally command higher average selling prices. To meet the technological demands of its customers and position the Company for future growth, the Company continues to make substantial investments in high-end manufacturing capability both at existing and new facilities. Property, plant and equipment capitalized for new facilities and equipment to support its customers' requirements for high technology products was an aggregate of approximately $254 million for the three fiscal years ended October 31, 2004, plus $75.1 million during the first nine months of fiscal 2005.  Based on the anticipated technological changes in the industry, the Company expects these trends to continue.  The Company anticipates capital expenditures to be in the range of $110 million to $125 million for the fiscal year ending October 30, 2005.

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

Material Changes in Results of Operations
Three and Nine Months ended July 31, 2005 versus August 1, 2004

     The following table represents selected operating information expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended

	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004

Net sales	100%	100%	100%	100%

Cost of sales	65.6	64.1	66.6	66.1

Gross margin	34.4	35.9	33.4	33.9

Selling, general and administrative expenses	12.0	13.0	12.2	13.8

Research and development expenses	6.9	7.3	7.2	7.7

Operating income	15.5	15.6	14.0	12.4

Other income (expense), net	1.7	(2.5)	(1.0)	(2.7)

Income before income taxes and minority interest	17.2	13.0	13.0	9.7

Income tax provision	3.1	1.5	2.4	1.4

Minority interest	(1.2)	(3.4)	(1.5)	(2.6)

Net income	12.9%	8.1%	9.1%	5.7%

Note:  All of the following tabular comparisons, unless otherwise indicated, are for the quarters ended July 31, 2005 (Q3 2005) and August 1, 2004 (Q3 2004) and for the nine months ended July 31, 2005 (YTD 2005) and August 1, 2004 (YTD 2004) in millions:

Net Sales

	Three Months Ended			Nine Months Ended

	Q3 2005	Q3 2004	Percent Change	YTD 2005	YTD 2004	Percent Change

Net sales	$114.9	$103.7	10.8%	$329.0	$291.4	12.9%

     Net sales for the three months ended July 31, 2005 increased 10.8% to $114.9 million as compared to $103.7 million for the three months ended August 1, 2004.  Sales increased for photomasks used for both IC and FPD (which typically have higher average selling prices than IC photomasks) as a result of increased design releases for IC photomasks and improved FPD revenue associated with increased demand for FPD.  The increase in sales is also related to an improved high-end mix which is defined as mask sets for semiconductor designs at and below 130 nanometer, and for FPD sets utilizing G6 and G7 technology.  By geographic area, net sales in Asia increased $9.3 million or 18.3%, North American sales increased $1.3 million or 3.7% and European sales increased $0.6 million or 3.1%.

     Net sales for the nine months ended July 31, 2005 increased 12.9% to $329.0 million as compared to $291.4 million for the nine months ended August 1, 2004.  The increase is a result of increased sales of FPD photomasks and improved design releases for IC photomasks associated with the improved semiconductor market during fiscal 2005.

Gross Margin

	Three Months Ended			Nine Months Ended

	Q3 2005	Q3 2004	Percent Change	YTD 2005	YTD 2004	Percent Change

Gross margin	$39.6	$37.2	6.2%	$110.0	$98.9	11.2%
Percentage to sales	34.4%	35.9%		33.4%	33.9%

     Gross margin was 34.4% and 33.4% of net sales for the three and nine months ended July 31, 2005 and 35.9% and 33.9% for the three and nine months ended August 1, 2004.  The gross margin did not experience an increase in fiscal 2005 that would typically result from increase revenue as compared to the respective prior year periods as a result of increased infrastructure costs associated with expansion of the Company's manufacturing base, primarily related to additional costs of equipment and production capability in Asia.  To a lesser extent, gross margin was impacted in 2005 by increased material costs associated with increased FPD sales and increased equipment and infrastructure costs in Asia. The Company operates in a high fixed cost environment and to the extent that the Company’s revenues and capacity utilization increases or decreases, gross margin will be positively or negatively impacted.

     The gross margin percentage throughout the remainder of fiscal 2005 could be negatively impacted by increased depreciation expense associated with the Company’s capital expenditures for additional tool sets and corresponding infrastructure for FPD and advanced photomask technologies.

Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended

	Q3 2005	Q3 2004	Percent Change	YTD 2005	YTD 2004	Percent Change

Selling, general and administrative expenses	$13.8	$13.5	1.8%	$40.0	$40.4	(0.9%)
Percentage to sales	12.0%	13.0%		12.2%	13.8%

     Selling, general and administrative expenses increased 1.8% for the three months ended July 31, 2005, as compared to the same period in the prior fiscal year.  The increase in expenses is a result of additional costs associated with the Company's expansion in Asia, primarily related to the Company’s Taiwan FPD and China facilities and costs associated with Sarbanes-Oxley compliance.

     For the nine months ended July 31, 2005, selling, general and administrative expenses decreased $0.4 million to $40.0 million, compared to the same period in the prior year.

Research and Development

	Three Months Ended			Nine Months Ended

	Q3 2005	Q3 2004	Percent Change	YTD 2005	YTD 2004	Percent Change

Research & development	$7.9	$7.6	3.8%	$23.8	$22.6	5.5%
Percentage to sales	6.9%	7.3%		7.2%	7.7%

     Research and development expenses increased $0.3 million to $7.9 million for the three months ended July 31, 2005, compared with $7.6 million for the same period in the prior fiscal year.  Research and development expenses for the nine months ended July 31, 2005 increased $1.2 million to $23.8 million compared to the same period in the prior fiscal year. Research and development expenditures are for continued development for advanced process technologies, consisting of global development efforts for high-end process technologies for advanced sub wavelength reticle solutions at and below 65 nanometers and next generation FPD technologies.

Operating Income (Loss)

     The following table sets forth the operating income (loss) by geographic area for the three and nine months ended July 31, 2005 and August 1, 2004:

	Three Months Ended			Nine Months Ended

	Q3 2005	Q3 2004	Percent Change	YTD 2005	YTD 2004	Percent Change

North America	$ 1.5	$(0.7)	-	$(0.4)	$(1.5)	-
Europe	2.3	1.8	27%	7.2	4.2	72%
Asia	14.1	15.0	(6%)	39.4	33.3	18%

Total	$17.9	$16.1	11%	$46.2	$36.0	28%

Other Income (Expense), Net

	Three Months Ended		Nine Months Ended

	Q3 2005	Q3 2004	YTD 2005	YTD 2004

Interest expense	$(2.8)	$(3.4)	$(8.3)	$(11.3)
Investment and other income, net	4.8	0.8	5.2	3.3

Other income (expense), net	$ 2.0	$(2.6)	$(3.1)	$ (8.0)

    Interest expense decreased $0.6 million and $3.0 million, respectively, for the three and nine months ended July 31, 2005 as compared to the three and nine months ended August 1, 2004.  The decrease was primarily a result of reduced debt associated with the Company’s aggregate redemption, from June 2004 through April 2005, of $100 million principal of its 4.75% convertible subordinated notes.  Investment and other income, net, increased $4.0 million and $1.8 million respectively for the three and nine months ended July 31, 2005 as compared to the three and nine months ended August 1, 2004.  The increase is a result of a favorable settlement of an existing grant obligation, foreign currency gains and increased investment income from proceeds received by the Company under its stock offering in early July 2005.

Provision for Income Taxes

     The provision for income taxes for the quarter ended July 31, 2005 was $3.6 million as compared to $1.5 million for the quarter ended August 1, 2004. For the nine months ended July 31, 2005 the provision for income taxes was $8.0 million compared to a provision of $4.0 million for the nine months ended August 1, 2004. The effective income tax rate for the nine months ended July 31, 2005 was 19% compared with 14% for the comparable 2004 period. The effective tax rate is impacted by tax holidays, credits and the Company's inability to record tax benefits on the net operating losses generated in the U.S. The Company’s operations have followed the recent migration of the semiconductor industry to Asia, where the Company operates in countries where it is accorded favorable tax treatment. The Company has a tax holiday in Taiwan which expires in December 2006.  The Company's tax holiday in Singapore expired in June 2005.  In Korea, various investment tax credits have been utilized to further reduce the Company’s overall effective income tax rate.

     The American Jobs Creation Act (AJCA) was signed into law on October 22, 2004. The AJCA includes a provision for an 85% deduction for the repatriation of certain foreign earnings. The Company may elect to apply this provision to qualifying earnings repatriations in fiscal 2005. Currently, the Company is reviewing the published guidance and expects to complete its evaluation within a reasonable period of time following the issuance of final guidance. The range of possible amounts that the Company is considering for repatriation is between zero and $134 million. The related potential range of income tax effects is estimated to be between zero and $24 million taking into account the Company’s tax attributes.

Minority Interest

     Minority interest, which represents the minority interest in earnings of the Company's non-wholly owned subsidiaries in Taiwan and Korea, was $1.4 million and $3.6 million for the three months ended July 31, 2005 and August 1, 2004, respectively, and $5.1 million and $7.4 million for the nine months ended July 31, 2005 and August 1, 2004, respectively. The Company’s ownership in its subsidiary in Taiwan was approximately 58% at July 31, 2005 and October 31, 2004. The Company’s ownership in its subsidiary in Korea was 90% at July 31, 2005 and 75% at October 31, 2004. The increased ownership was a result of an additional investment of $40.4 million made by the Company during 2005. The decrease in minority interest during the three and nine month periods ended July 31, 2005 as compared to the same periods in the prior year was due to the increased ownership of the Company’s subsidiary in Korea, which was offset in part by increased earnings of these subsidiaries in 2005.

     On August 5, 2005, Photronics announced a tender offer to acquire all the remaining shares of PKL which the Company did not previously own.  On September 6, 2005, additional shares acquired under this tender offer increased the Company's ownership in PKL to 96.5%, for approximately 18.1 billion Korean won (approximately US $17.4 million).

Liquidity and Capital Resources

     The Company's working capital at July 31, 2005 increased $95.6 million to $350.7 million as compared with $255.1 million at October 31, 2004. Cash, cash equivalents and short-term investments at July 31, 2005 were $315.8 million compared to $226.9 million at October 31, 2004. Working capital, cash, cash equivalents and short-term investments increased during the nine months ended July 31, 2005 due to net proceeds of $162.9 million received by the Company under its public stock offering in July 2005 and cash generated from operations, less the redemption of $51.4 million of its 4.75% convertible subordinated notes and $40.4 million additional investment in PKL and capital expenditures. Cash provided by operating activities was $104.7 million for the nine months ended July 31, 2005, as compared to $69.6 million for the same period last year. This increase was primarily due to increased net income generated during the first nine months of 2005.  Cash used in investing activities for the nine months ended July 31, 2005 was $126.6 million, which is primarily comprised of the $40.4 million additional investment in PKL and capital expenditures of $89.1 million.  Cash provided by financing activities was $113.4 million, which was primarily comprised of the redemption of $51.4 million of the Company's 4.75% convertible subordinated notes and net proceeds of $163 million from the Company's public stock offering.

     The Company's $100 million revolving credit facility expired in July 2005 and was not renewed.

     On August 5, 2005, Photronics announced a tender offer to acquire all the remaining shares of PKL which the Company did not previously own.  On September 6, 2005, additional shares acquired under this tender offer increased the Company's ownership in PKL to 96.5%, for approximately 18.1 billion Korean won (approximately US $17.4 million).

     The Company's commitments represent investments in additional manufacturing capacity as well as advanced equipment for the production of high-end, more complex photomasks. As of July 31, 2005, Photronics had commitments outstanding for capital expenditures of approximately $63 million. Additional commitments for capital expenditures are expected to be incurred during the remainder of fiscal 2005. The Company expects capital expenditures for fiscal 2005 to be approximately $110 to $125 million. The Company will continue to use its working capital to finance its capital expenditures. Photronics believes that its currently available resources, together with its capacity for growth, and its access to other debt and equity financing sources, are sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the foreseeable future.

Business Outlook

     The Company expects revenue growth for the fourth quarter of fiscal 2005 in both IC and FPD photomasks.  A majority of the revenue growth in 2005 has come from, and is expected to continue to come from, the Asian region as customers increase their use of manufacturing foundries located outside of North America and Europe. The Company's Korean and Taiwanese operations are non-wholly owned subsidiaries; therefore a portion of earnings generated at each location is allocated to the minority shareholders.

     For the fourth quarter of fiscal 2005, the Company expects diluted earnings per share to decrease compared to the third quarter of fiscal 2005 primarily due to other income gains recognized in the third quarter which were not expected to repeat in the fourth quarter of fiscal 2005.  The Company is projecting an effective tax rate of 17% to 20% for fiscal 2005, dependent upon the country in which the pre-tax income is generated.

     Property, plant and equipment which was capitalized during the first nine months of 2005 was $75.1 million, which includes accrued capital expenditures of $14.0 million.  The Company is planning on capital spending of $110 million to $125 million to be capitalized for the full year of fiscal 2005. This spending includes the installation of a 65 nanometer production line, additional large area mask production capacity, and a facility and equipment costs for the China and Taiwan FPD sites.

     The Company’s future results of operations and the other forward looking statements contained in this filing involve a number of risks and uncertainties, including the projected fourth quarter results of 2005.  Various factors that have been discussed and a number of other factors could cause actual results to differ materially from the Company’s expectations.

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

Effect of New Accounting Standards

     In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R). This statement eliminates the option to apply the intrinsic value measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," to stock compensation awards issued to employees. Rather this statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R will also require companies to measure the cost of employee services received in exchange for Employee Stock Purchase Plan (ESPP) awards and the Company will be required to expense the grant date fair value of the Company's ESPP awards. On April 14, 2005, the Securities and Exchange Commission deferred the effective date of SFAS No. 123R for certain companies, thereby deferring the effective date for the Company from its quarter beginning August 1, 2005 to its quarter beginning October 31, 2005. Based on the number of stock options outstanding as of July 31, 2005, the effect of the adoption of SFAS No. 123R would be to increase compensation expense by approximately $0.3 million in the Company’s fiscal quarter beginning October 31, 2005.

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

     In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143."  FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  The Company is currently analyzing FIN 47 and does not believe the adoption of FIN 47 will have a material impact on its consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154) which supersedes APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements."  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It established, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  The reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively.  Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154, which is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated financial statements.

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

     During fiscal 2002, the Company entered into an interest rate swap contract, which effectively converted $100 million of its 4.75% fixed rate convertible subordinated notes to a variable rate. Contract payments are made on a LIBOR based variable rate (5.01% at July 31, 2005) and are received at the 4.75% fixed rate.

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

Foreign Currency Exchange Rate Risk

     The Company conducts business in several major international currencies through its worldwide operations and is subject to changes in foreign exchange rates of such currencies. Changes in exchange rates can positively or negatively affect the Company's sales, operating margins and retained earnings. The principal functional currencies of the Company's Asian subsidiaries are the Korean won, New Taiwan dollar and Singapore dollar. The principal functional currencies of the Company's European subsidiaries are the British pound and euro.

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

     The Company's primary net foreign currency exposures as of July 31, 2005 included the Korean won, Singapore dollar, New Taiwan dollar, euro and the British pound. As of July 31, 2005, a 10% adverse movement in the value of these currencies against the United States dollar would have resulted in a net unrealized pre-tax loss of $4.3 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar foreign currency balances would have a material effect on its consolidated financial position, results of operations or cash flows.

Interest Rate Risk

     The majority of the Company's borrowings are in the form of its convertible subordinated notes, which bear interest at rates of 2.25% and 4.75%, and certain foreign unsecured notes payable which bear interest at rates between 5.39% and 5.49%. In addition, the interest rate swap contract discussed above subjects the Company to market risk as interest rates fluctuate and impacts the interest payments due on the $100 million notional amount of the contract. At July 31, 2005, the Company had approximately $113 million in variable rate financial instruments which were sensitive to interest rate risk. A 10% change in interest rates would not have a material net effect on the Company's consolidated financial position, results of operations or cash flows.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company's chief executive officer and chief financial officer have concluded that, as of the end of the third quarter of fiscal 2005, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended.

PART II.  OTHER INFORMATION

Item 2.  Purchases of Equity Securities by the Issuer and Affiliated Purchasers
               During the Nine Months Ended July 31, 2005

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

May

June

July

	$51,413,000	$1,014	$ -	$ -

(1)  The Company does not have a specific bond repurchase program established and all of the repurchases were made in open market transactions.

Note:  In August 2005, the Company purchased $13,000,000 principal amount of its 4.75% convertible subordinated notes at an Average Price Paid per $1,000 Principal Amount of $1,010.

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

Date:  September 7, 2005