Form 10-K
period 2005-10-30
PHOTRONICS INC
filed 2006-01-13
CIK 810136

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 30, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of April 29, 2005, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant common stock held by non-affiliates was approximately $522,673,894 (based upon the closing price of $15.90 per share as reported by the Nasdaq National Market on that date).

As of December 31, 2005, 41,325,482 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2006
Annual Meeting of Shareholders	Incorporated into Part III
to be held on April 4, 2006	of this Form 10-K

Forward-Looking Information

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of the Company.  These statements are based on management's beliefs, as well as assumptions made by and information currently available to management.  Forward-looking statements may be identified by words like "expect", "anticipate", "believe", "plan", "projects", and similar expressions.  All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this annual report on Form 10-K, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, expectations with respect to future sales, financial performance, operating efficiencies and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. These factors may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward-looking statements include, but are not limited to, overall economic and business conditions; the demand and receipt of orders for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; changes in federal, state and foreign tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); the Company's ability to place new equipment in service on a timely basis; interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; economic and political conditions in international markets; the ability to obtain additional financings; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions and productivity programs; the timing, impact and other uncertainties of future acquisitions; the seasonal and cyclical nature of the semiconductor and flat panel display industries; the availability of capital; management changes; damage or destruction to the Company's facilities by natural disasters, labor strikes, political unrest or terrorist activity; the ability to fully utilize its tools; the ability of the Company to receive desired yields, pricing, product mix, and market acceptance of its products; changes in technology; and the ability of the Company to obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors.  Accordingly, there is no assurance that the Company's expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements.

PART I

ITEM 1.  BUSINESS

General

     Photronics, Inc. is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays (FPD), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits (IC) and a variety of FPDs and, to a lesser extent, other types of electrical and optical components. The Company operates principally from nine manufacturing facilities, three of which are located in the United States, three in Europe, and one each in Korea, Singapore and Taiwan.  The Company is also constructing two manufacturing facilities which are scheduled to be completed in 2006; a FPD facility in Taichung, Taiwan, and an IC facility in Shanghai, China.

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

Manufacturing Technology

     The Company manufactures photomasks, which are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates. The Company's photomasks are manufactured in accordance with circuit designs provided on a confidential basis by its customers. The typical manufacturing process for a photomask involves the receipt and conversion of circuit design data to manufacturing pattern data. A lithography system then exposes the circuit pattern onto the photomask blank. The exposed areas are dissolved and etched to produce that pattern on the photomask. The photomask is inspected for defects and conformity to the customer design data, any defects are repaired, any required pellicles (protective translucent cellulose membranes) are applied and, after final inspection, the photomask is shipped to the customer.

     The Company currently supports customers across the full spectrum of IC production and large area technologies by manufacturing photomasks using electron beam or optical-based technologies. Electron beam and laser-based systems are the predominant technologies used for photomask manufacturing. These technologies are capable of producing the finer line resolution, tighter overlay and larger die size for the larger and more complex circuits currently being designed. Electron beam and laser generated photomasks can be used with the most advanced processing techniques to produce the most advanced semiconductor devices intended for use in an array of products. These include devices used for microprocessors, memory, telecommunications and related applications. The Company currently owns a number of electron beam and laser-based systems. The production of photomasks by the optical method is less expensive and less precise. The optical method traditionally is used to manufacture less complex and lower priced photomasks.

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

     The vast majority of photomasks produced for the semiconductor industry employ geometries of 90 nanometer or larger for ICs, and Generation 5 technologies or lower for FPDs. At these geometries, the Company can produce full lines of photomasks and there is no significant technology employed by the Company's competitors that is not available to the Company. Semiconductor fabrication also occurs below the 90 nanometer range for IC photomask and Generation 6 and above for FPD photomask technology. The Company is currently capable of producing a broad range of photomasks at these smaller geometries. However, as is typical of industries in the midst of technological change, some of the Company's competitors may be able to achieve higher manufacturing yields than the Company when producing these smaller geometry photomasks, in part because these competitors may have completed more cycles of learning than the Company in this area, and in part because of the Company's need to replicate production of these complex photomasks at its many locations worldwide. The Company believes that these cases are few and are not material to its business.

Sales and Marketing

     The market for photomasks primarily consists of domestic and foreign semiconductor and FPD manufacturers and designers, including a limited number of manufacturers who have the capability to manufacture photomasks. Generally, the Company and each of its customers engage in a qualification and correlation process before the Company becomes an approved supplier. Thereafter, the Company typically negotiates pricing parameters for a customer's orders based on the customer's specifications. Some prices may remain in effect for an extended period. In some instances, the Company enters into purchase arrangements, based on the understanding that, as long as the Company's performance is competitive, the Company will receive a specified percentage of that customer's photomask requirements.

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

Customers

     The Company primarily sells its products to leading semiconductor manufacturers. The Company's largest customers during the fiscal year ended October 30, 2005 ("fiscal 2005"), included the following:

Atmel Corp.	National Semiconductor Corporation
Chartered Semiconductor Manufacturing, Ltd.	Novatek Microelectronics Corp., LTD
Chunghwa Picture Tubes, LTD	Philips Semiconductor Manuf., Inc.
Fairchild Semiconductor Intl., Inc.	Polarfab LLC
Freescale Semiconductor, Inc.	Samsung Electronics Co., Ltd.
Magnachip Semiconductor	Skyworks Solutions, Inc.
Jazz Semiconductor, Inc.	ST Microelectronics, Inc.
LG Philips LCD Co., Ltd.	Systems on Silicon Mfg. Co., Pte Ltd.
Media Tek Inc.	Texas Instruments Incorporated
Maxim Integrated Products, Inc.	United Microelectronics Corp.

     During fiscal year 2005, the Company sold its products and services to approximately 600 customers. Samsung Electronics Co., Ltd. accounted for approximately 24%, 18% and 16% of the Company's net sales in fiscal 2005, 2004 and 2003, respectively. This included sales of both IC and FPD photomasks. The Company's five largest customers, in the aggregate, accounted for approximately 42% in fiscal 2005, 40% in fiscal 2004 and 36% in fiscal 2003, of net sales. A significant decrease in the amount of sales to any of these customers could have a material adverse effect on the financial performance and business prospects of the Company.

Seasonality

     The Company's quarterly revenues can be affected by the seasonal purchasing of its customers. The Company is typically impacted during its first quarter by the North American and European holiday periods as some customers reduce their effective workdays and orders during this period. Additionally, the Company can be impacted during its first or second quarter by the Asian New Year holiday period which also may reduce customer orders. For fiscal 2006, the Asian New Year holiday will be in the Company's first quarter. At times, the Company's first quarter revenues have been down sequentially by as much as 10%. During the past three years, the second quarter resulted in increased sequential revenues of 5% to 12%.

Research and Development

     Currently the Company conducts ongoing research and development activities in four of its advanced manufacturing locations covering all major regions represented by the Company's customer base, in order to maintain the Company's leadership in technology and manufacturing efficiency. Phase-shift and optical proximity corrected photomasks use advanced materials, designs and lithography techniques for enhancing resolution of images on a semiconductor wafer. The Company also conducts research and development activities in modeling and simulation necessary for effective integration of the most advanced mask-based optical lithography solutions. Currently these activities are focused on 65 nanometer and 45 nanometer node lithography and Generation 8 FPD technology, but the Company believes these core competencies will continue to be a critical part of semiconductor manufacturing as optical lithography continues to scale device capabilities below 65 nanometer. The Company has incurred expenses of $32.2 million, $30.5 million and $30.0 million for research and development in fiscal 2005, 2004 and 2003, respectively. The Company believes that it owns or controls valuable proprietary information necessary for its business as presently conducted. This includes trade secrets as well as patents. Recently, the Company has either applied for or been granted patents pertaining to its manufacturing processes. The Company believes that its intellectual property is and will continue to be important to the Company's technical leadership in the field of photomasks.

Patents and Trademarks

     The Company owns or has rights to approximately 30 patents in the United States.  The general subject matter of these patents relates to the manufacture of photomasks themselves and the use of photomasks to manufacture other products.  The expiration dates of these patents range from 2011 to 2023. The Company also has a number of trademarks and trademark registrations in the United States and in other countries.

     While the Company believes that its intellectual property is, and will continue to be, important to the Company's technical leadership in the field of photomasks, the Company's operations are not dependent on any one individual patent.  The Company protects its intellectual property rights regarding products and manufacturing processes through patents and trade secrets.  The Company also relies on non-disclosure agreements with employees and vendors to protect its intellectual property and proprietary processes.

Materials, Supplies and Equipment

     Raw materials used by the Company generally include high precision quartz plates (including large area plates), which are used as photomask blanks, primarily obtained from Japanese and Korean suppliers, among others; pellicles, electronic grade chemicals, which are used in the manufacturing process; and compacts, which are durable plastic containers in which photomasks are shipped. These materials are generally sourced from several suppliers and the Company is not dependent on any one supplier for its raw materials. The Company believes that its utilization of a select group of strategic suppliers enables it to access the most advanced materials technologically available. On an ongoing basis, the Company continues to consider additional supplier sources.

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

International Operations

      International sales were approximately 69%, 64% and 59% of the Company's sales in fiscal 2005, 2004 and 2003, respectively. The Company believes that maintaining significant international operations requires it to have, among other things, a local presence in the markets in which it operates. This requires a significant investment in financial, management, operational and other resources.

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

     Note 15 of the Notes to Consolidated Financial Statements reports net sales, operating income (loss) and total assets by geographic region.

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

     The Company estimates that for the types of photomasks it manufactures (IC and FPD) the size of the total market (captive and merchant) is approximately $3.5 billion.   Competitors include Compugraphics, Inc., Dai Nippon Printing Co., Ltd., Hoya Corporation, Taiwan Mask Corporation, Toppan Printing Co., Ltd. (Toppan) and Toppan Chungwha Electronics. In 2005 Toppan and DuPont Photomasks, Inc. (DPMI) completed their merger whereby DPMI became a wholly owned subsidiary of Toppan.  The Company also competes with semiconductor manufacturers' captive photomask manufacturing operations that supply photomasks for internal use, and in some instances, also for external customers. The Company expects to face continued competition, which in the past, has led to pressure to reduce prices, which the Company believes contributed to the decrease in the number of independent manufacturers. This pressure to reduce prices may continue in the future.

Employees

     As of November 30, 2005, the Company and its majority-owned subsidiaries employed approximately 1,440 persons on a full-time basis. The Company believes it offers competitive compensation and other benefits and that its employee relations are good. Except for employees in the United Kingdom, none of its employees are represented by a union.

ITEM 1A.  RISKS RELATING TO THE COMPANY'S BUSINESS

The Company is dependent on the semiconductor industry, which, as a whole, is volatile.

     The Company sells substantially all of its photomasks to semiconductor designers, manufacturers and foundries, as well as to other high performance electronics manufacturers. The Company believes that the demand for photomasks depends primarily on design activity rather than sales volume from products using photomask technology. Consequently, an increase in semiconductor sales does not necessarily result in a corresponding increase in photomask sales. In addition, the reduced use of customized ICs, a reduction in design complexity or other changes in the technology or methods of manufacturing or designing semiconductors or a slowdown in the introduction of new semiconductor designs could reduce demand for photomasks even if demand for semiconductors increases. Further, advances in design and production methods for semiconductors and other high performance electronics could reduce the demand for photomasks. Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices. The semiconductor industry suffered a severe downturn from 2001 until 2003, which had a significant impact on the Company's net sales and operating results.

     The Company's sales of photomasks for use in fabricating high performance electronic products such as FPDs have increased and the Company's results may suffer if these new markets do not grow or if the Company is unable to serve these new markets successfully. As is the case with semiconductor photomask demand, the Company believes that demand for photomasks for FPDs depends primarily on design activity, and to a lesser extent upon an increase in the number of production facilities used to manufacture FPDs. As a result, an increase in FPD sales will not necessarily lead to a corresponding increase in photomask sales. The technology for fabricating FPDs continues to develop in order to increase the size and improve the resolution of FPDs. A slowdown in the development of new technologies for fabricating FPDs could reduce the demand for related photomasks even if demand for FPDs increases.

The Company's quarterly operating results fluctuate significantly and may continue to do so in the future.

     The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify in the future.  Fluctuations in operating results may result in volatility in the prices of the Company's securities, particularly its common stock and securities linked to the value of the Company's common stock. Operating results may fluctuate as a result of many factors, including size and timing of orders and shipments, loss of significant customers, product mix, technological change, fluctuations in manufacturing yields, competition and general economic conditions. The Company operates in a high fixed cost environment and to the extent its revenues and asset utilization increase or decrease, operating margins will be positively or negatively impacted. The Company's customers generally order photomasks on an as needed basis, and substantially all of the Company's net sales in any quarter are dependent on orders received during that quarter. Since the Company operates with little backlog and the rate of new orders may vary significantly from month-to-month, the Company's capital expenditures and expense levels are based primarily on sales forecasts. Consequently, if anticipated sales in any quarter do not occur when expected, capital expenditures and expense levels could be disproportionately high, and the Company's operating results would be adversely affected. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. In addition, in future quarters the Company's operating results could be below the expectations of public market analysts and investors, which, in turn, could materially adversely affect the market prices of the Company's common stock and of the debt securities.

The Company incurred net losses in fiscal 2003 and fiscal 2002 and may incur additional future net losses.

     The Company incurred net losses of $4.9 million in fiscal 2002 and $48.2 million in fiscal 2003. These net losses were incurred primarily due to the severe downturn experienced by the semiconductor industry beginning in 2001 and also reflect the consolidation, restructuring and related charges it took in response thereto. Although the Company returned to profitability in the quarter ended August 3, 2003 and has remained profitable in all subsequent quarters, it cannot be assured whether it will be able to sustain such profitability.

The Company's industry is subject to rapid technological change and might fail to remain competitive.

     The photomask industry has been and is expected to continue to be characterized by technological change and evolving industry standards. In order to remain competitive, the Company will be required to continually anticipate, respond to and utilize changing technologies of increasing complexity in both traditional and emerging markets that it serves. In particular, the Company believes that, as semiconductor geometries continue to become smaller and FPDs become larger with improved performance, it will be required to manufacture increasingly complex photomasks. Additionally, demand for photomasks has been, and could in the future be adversely affected by changes in methods of fabricating semiconductors and high performance electronics (that could affect the type or quantity of photomasks utilized), such as changes in semiconductor demand that favor field programmable gate arrays and other semiconductor designs that replace application-specific ICs. Additionally, increased market acceptance of alternative methods of IC designs onto semiconductor wafers, such as direct-write lithography, could reduce or eliminate the need for photomasks entirely in the production of semiconductors. Through fiscal 2005, direct-write lithography has not been proven to be a commercially viable alternative to photomasks, as it is considered too slow for high volume semiconductor wafer production. However, should direct-write or any other alternative methods of transferring IC designs to semiconductor wafers without the use of photomasks achieve market acceptance, the Company's business and results of operations would be materially adversely affected. If the Company is unable to anticipate, respond to or utilize these or other changing technologies, due to resource, technological or other constraints, its business and results of operations could be materially adversely affected.

The Company's operations will continue to require substantial capital, which it may not be able to obtain.

     The manufacture of photomasks requires substantial investments in high-end manufacturing capability at existing and new facilities. The Company expects that it will be required to continue to make substantial capital expenditures to meet the technological demands of its customers and to position it for future growth. The Company's anticipated capital expenditures for fiscal 2006 are expected to be in the range of $90 million to $120 million. The Company cannot provide assurance that it will be able to obtain the additional capital required in connection with its operations on reasonable terms, if at all, or that any such expenditures will not have a material adverse effect on its business and results of operations.

The Company has been dependent on sales to a limited number of large customers; the loss of any of these customers or any reduction in orders from these customers could materially affect its sales.

     Historically, the Company has sold a significant proportion of its products and services to a limited number of semiconductor manufacturers and, more recently, to service a growing demand from FPD manufacturers. During fiscal 2005, one customer, Samsung Electronics Co., Ltd, accounted for approximately 24% of the Company's net sales. The Company's five largest customers, in the aggregate, accounted for 42% of net sales in fiscal 2005, 40% in fiscal 2004, and 36% in fiscal 2003.  None of the Company's customers has entered into a long-term agreement with the Company requiring them to purchase the Company's products. The loss of a significant customer or any reduction or delay in orders from any significant customer, including reductions or delays due to customer departures from recent buying patterns, or market, economic or competitive conditions in the semiconductor or FPD industries, could have a material adverse effect on the Company's financial performance and business prospects. The continuing consolidation of semiconductor manufacturers may increase the likelihood and adverse effect of losing a significant customer.

The Company depends on a small number of suppliers for equipment and raw materials and, if the Company's suppliers do not deliver their products to them, the Company may be unable to deliver its products to its customers.

     The Company relies on a limited number of photomask equipment manufacturers to develop and supply the equipment it uses. These equipment manufacturers currently require lead times of approximately 10 to 14 months between the order and the delivery of certain photomask imaging and inspection equipment. The failure of such manufacturers to develop or deliver such equipment on a timely basis could have a material adverse effect on the Company's business and results of operations. Further, the Company relies on equipment manufacturers to develop future generations of manufacturing equipment to meet its requirements. In addition, the manufacturing equipment necessary to produce advanced photomasks could become prohibitively expensive.

     The Company uses high precision quartz photomask blanks, pellicles, and electronic grade chemicals in its manufacturing processes. There are a limited number of suppliers of these raw materials, and the Company has no long-term contract for the supply of these raw materials. Any delays or quality problems in connection with significant raw materials, particularly photomask blanks, could cause delays in shipments of photomasks, which could adversely affect the Company's business and results of operations. The fluctuation of exchange rates with respect to prices of significant raw materials used in manufacturing also could have a material adverse effect on the Company's business and results of operations, although they have not been material to date.

The Company faces risks associated with manufacturing difficulties.

     The Company's complex manufacturing processes require the use of expensive and technologically sophisticated equipment and materials and are continuously modified in an effort to improve manufacturing yields and product quality. Minute impurities, defects or other difficulties in the manufacturing process can lower manufacturing yields and make products unmarketable. Moreover, manufacturing leading-edge photomasks is more complex and time consuming than manufacturing less advanced photomasks, and may lead to general delays in the manufacturing of all levels of photomasks. The Company has, on occasion, experienced manufacturing difficulties and capacity limitations that have delayed the Company's ability to deliver products within the time frames contracted for by its customers. The Company cannot provide assurance that it will not experience these or other manufacturing difficulties, or be subject to increased costs or production capacity constraints in the future, any of which could result in a loss of customers or could otherwise have a material adverse effect on its business and results of operations.

     The Company is completing construction of two new photomask manufacturing facilities, one in Taichung, Taiwan and one in Shanghai, China in fiscal 2006.  The Company has experienced in the past difficulties and delays in ramping up new production facilities. The Company cannot provide assurance that these new facilities will be completed on a timely basis or that it will not experience difficulties or delays in ramping up their production.

The Company's prior and future acquisitions may entail certain operational and financial risks.

     The Company has made significant acquisitions throughout its history. Recent acquisitions have focused on increasing its manufacturing presence in Asia, including its acquisition of Photronics Semiconductor Mask Corporation (PSMC), a Taiwanese photomask manufacturer, in 2000 and PK Ltd. (PKL), a Korean photomask manufacturer, in 2001. The Company may make additional acquisitions in the future. Acquisitions place significant demands on the Company's administrative, operational and financial personnel and systems. Managing acquired operations entails numerous operational and financial risks, including difficulties in the assimilation of acquired operations, diversion of management’s attention from other business concerns, managing assets in multiple geographic regions, amortization of acquired intangible assets and potential loss of key employees of acquired operations. Sales of acquired operations also may decline following an acquisition, particularly if there is an overlap of customers served by the Company and the acquired operation, and these customers transition to another vendor in order to ensure a second source of supply. Furthermore, the Company may be required to utilize its cash reserves and/or issue new securities for future acquisitions, which could have a dilutive effect on its earnings per share.

The Company operates in a highly competitive industry.

     The photomask industry is highly competitive, and most of the Company's customers utilize more than one photomask supplier. The Company's competitors include Compugraphics, Inc., Dai Nippon Printing Co., Ltd., Hoya Corporation, Taiwan Mask Corporation, Toppan Printing Co., Ltd. and Toppan Chungwha Electronics. The Company also competes with semiconductor manufacturers’ captive photomask manufacturing operations. The Company expects to face continued competition from these and other suppliers in the future. Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources than it does. Also, some of the Company's competitors may be able to more rapidly develop and produce, and achieve higher manufacturing yields than the Company, when producing smaller geometry photomasks. The Company believes that consistency of product quality and timeliness of delivery, as well as price, technical capability and service, are the principal factors considered by customers in selecting their photomask suppliers. The Company's inability to meet these requirements could adversely affect its sales. In the past, competition led to pressure to reduce prices which, the Company believes, contributed to the decrease in the number of independent manufacturers. This pressure to reduce prices may continue in the future. In addition, certain semiconductor manufacturers such as International Business Machines Corporation, Micron Technology, Inc., NEC Corporation, Taiwan

Semiconductor Manufacturing Company, Samsung Electronics Co., Ltd. and LG Phillips LCD Co., Ltd. possess their own captive facilities for manufacturing photomasks. Also, certain semiconductor manufacturers market their photomask manufacturing services to outside customers as well as to their internal organizations.

The Company's substantial international operations are subject to additional risks.

     International sales accounted for approximately 69% of the Company's net sales for fiscal 2005, 64% in fiscal 2004, and 59% in fiscal 2003. The Company believes that maintaining significant international operations requires it to have, among other things, a local presence in the markets in which it operates. This requires a significant investment of financial, management, operational and other resources. Since 1996, the Company has significantly expanded its operations in international markets by acquiring existing businesses in Europe, establishing manufacturing operations in Singapore and acquiring majority equity interests in photomask manufacturing operations in Korea and Taiwan. The Company is completing construction of two new photomask manufacturing facilities in Asia, one in Taichung, Taiwan and one in Shanghai, China in 2006.  As the served market continues to shift to Asia, the Company will continue to assess its manufacturing base and may close or open new facilities to adapt to these market conditions.

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

The Company's operating results are influenced by the performance of Asian economies.

     In fiscal 2005, the Company derived approximately 53% of its net sales from Asia, compared to 47% in fiscal 2004 and 42% in fiscal 2003. As the Company continues to expand its operations in Asia, including its completion of its facilities in Taiwan and China, it expects sales in Asia will continue to represent a significant portion of its overall revenue mix. As a result, its business is exposed to risks presented by Asian economies. In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies, declining asset values and other instabilities. These instabilities may continue for some time or worsen, which could have a material adverse impact on its financial position and results of operations. Asian economies may also be adversely affected by the outbreak of the bird flu and any recurring outbreak of severe acute respiratory syndrome (SARS) in the region and by other geopolitical risks.

The Company's business depends on management and technical personnel, who are in great demand.

     The Company's success, in part, depends upon key managerial, engineering and technical personnel, as well as its ability to continue to attract and retain additional personnel. The loss of certain key personnel could have a material adverse effect upon the Company's business and results of operations. There can be no assurance that the Company can retain its key managerial, engineering and technical employees or that it can attract similar additional employees in the future. The Company believes that it provides competitive compensation and incentive packages to its employees.

The Company may be unable to enforce or defend its ownership and use of proprietary technology.

     The Company believes that the success of its business depends more on its proprietary technology, information and processes and know-how than on its patents or trademarks. Much of its proprietary information and technology relating to manufacturing processes is not patented and may not be patentable. The Company cannot offer assurance that:

     *  it will be able to adequately protect its technology;

     *  competitors will not independently develop similar technology; or

     *  foreign intellectual property laws will adequately protect its intellectual property rights.

     The Company may become the subject of infringement claims or legal proceedings by third parties with respect to current or future products or processes. Any such claims or litigation, with or without merit, to enforce or protect its intellectual property rights or to defend the Company against claimed infringement of the rights of others could result in substantial costs, diversion of resources and product shipment delays or could force the Company to enter into royalty or license agreements rather than dispute the merits of these claims. Any of the foregoing could have a material adverse effect on the Company's business, results of operations and financial position.

The Company may be unprepared for changes to environmental laws and regulations and may have liabilities arising from environmental matters.

     The Company is subject to numerous environmental laws and regulations that impose various environmental controls on, among other things, the discharge of pollutants into the air and water and the handling, use, storage, disposal and clean-up of solid and hazardous wastes. Changes in these laws and regulations may have a material adverse effect on the Company's financial position and results of operations. Any failure by the Company to adequately comply with these laws and regulations could subject it to significant future liabilities.

     In addition, these laws and regulations may impose clean-up liabilities on current and former owners and operators of real property without regard to fault and these liabilities may be joint and several with other parties. In the past, the Company has been involved in remediation activities relating to its properties. The Company believes, based upon current information, that environmental liabilities relating to these activities or other matters will not be material to its financial position or results of operations. However, there can be no assurances that the Company will not incur any material environmental liabilities in the future.

The Company's production facilities could be damaged or disrupted by a natural disaster or labor strike.

     The Company's facilities in Taiwan are in a seismically active area. In addition, a major catastrophe such as an earthquake or other natural disaster or labor strikes or work stoppages at any of the Company's manufacturing facilities could result in a prolonged interruption of its business. Any disruption resulting from these events could cause significant delays in shipments of the Company's products and the loss of sales and customers.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     Not applicable.

Recent Developments

     In November 2005, the Company increased its ownership to 99.7% with the acquisition of additional shares of PKL for cash of approximately $8.5 million.

ITEM 2.  DESCRIPTION OF PROPERTY

     The following table presents certain information about the Company's photomask manufacturing facilities:

Location	Type of Interest

Allen, Texas	Owned
Austin, Texas	Owned
Brookfield, Connecticut (Building #1)	Owned
Brookfield, Connecticut (Building #2)	Owned
Bridgend, South Wales	Leased
Cheonan, Korea	Owned
Dresden, Germany	Leased
Hsinchu, Taiwan	Leased
Manchester, England	Owned
Singapore	Leased

     The Company is in the advanced stages of construction on two new photomask facilities which are scheduled to be completed in fiscal 2006, one in Taichung, Taiwan, and one in Shanghai, China.  The Company believes that its existing manufacturing facilities are adequate for further plant expansions at existing sites. The Company also leases administrative offices in Crolles, France and Athens, Greece. The Company's administrative headquarters are located in Brookfield, Connecticut in a building that it owns.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse effect on the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2005.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED SHAREHOLDERS' MATTERS

     The Common Stock of the Company is traded on the NASDAQ National Market (NASDAQ) under the symbol PLAB. The table below shows the range of high and low sale prices per share for each quarter for fiscal year 2005 and 2004, as reported on the NASDAQ.

	High	Low

Fiscal Year Ended October 30, 2005:

Quarter Ended January 30, 2005	$19.29	$14.27
Quarter Ended May 1, 2005	18.99	14.80
Quarter Ended July 31, 2005	27.26	15.75
Quarter Ended October 30, 2005	27.34	17.35

Fiscal Year Ended October 31, 2004:

Quarter Ended February 1, 2004	$22.82	$16.36
Quarter Ended May 2, 2004	21.09	14.83
Quarter Ended August 1, 2004	19.02	13.33
Quarter Ended October 31, 2004	19.31	12.60

     On December 31, 2005, the closing sale price for the Common Stock as reported by NASDAQ was $15.06. Based on information available to the Company, the Company believes it has approximately 9,000 beneficial shareholders.

     The Company has not paid any cash dividends to date and, for the foreseeable future, anticipates that earnings will continue to be retained for use in its business.

     The information regarding the Company's equity compensation required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from the Company's 2006 definitive Proxy Statement into Item 12 of Part III of this report.

	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Principal Amount of Convertible Notes Purchased	Average Price Paid Per $1,000 Principal Amount of Convertible Notes	Total Number of Principal Amount of Convertible Notes Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value of Principal Amount of Convertible Notes) that May Yet to be Purchased Under the Plans or Programs

November	$41,413,000	$1,015	$ -	$ -	(1)

December

January

February

March

April	10,000,000	1,010	-	-	(1)

May

June

July

August	13,000,000	1,010	-	-	(1)

September

October

	$64,413,000	$1,013	$ -	$ -

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

	Years Ended

	October 30, 2005		October 31, 2004		November 2, 2003		November 3, 2002		October 31, 2001 (g)

OPERATING DATA:

Net sales	$440,770		$395,539		$348,884		$386,871		$377,969

Cost and Expenses:
Cost of sales	295,649		260,232		250,687		276,451		254,272
Selling, general and administrative	54,295		53,487		56,154		57,973		53,758
Research and development	32,152		30,520		29,965		30,154		24,858
Consolidation, restructuring and related charges	-		-		42,000	(c)	14,500	(e)	38,100	(f)

Operating income (loss)	58,674		51,300		(29,922)		7,793		6,981

Other income (expense):
Interest expense	(10,885)		(14,723)		(17,089)		(20,004)		(12,682)
Investment and other income, net	7,556	(a)	4,468	(b)	5,346	(d)	6,713		3,380

Income (loss) before income tax provision (benefit) and minority interest	55,345		41,045		(41,665)		(5,498)		(2,321)
Income tax provision (benefit)	10,058		5,761		924		(7,019)		(3,000)
Minority interest in income of consolidated subsidiaries	(6,634)		(10,818)		(5,573)		(6,378)		(4,705)

Net income (loss)	$38,653	(a)	$24,466	(b)	$(48,162)	(c) (d)	$(4,857)	(e)	$(4,026)	(f)

Earnings (loss) per share:

Basic	$1.09	(a)	$0.75	(b)	$(1.50)	(c) (d)	$(0.16)	(e)	$(0.13)	(f)

Diluted	$0.95	(a)	$0.68	(b)	$(1.50)	(c) (d)	$(0.16)	(e)	$(0.13)	(f)

Weighted average number of common shares outstanding:

Basic	35,519		32,564		32,144		31,278		29,919

Diluted	45,256		42,339		32,144		31,278		29,919

BALANCE SHEET DATA:
	As of

	October 30, 2005	October 31, 2004	November 2, 2003	November 3, 2002	October 31, 2001 (g)

Working capital	$300,557	$240,401	$256,872	$139,224	$52,236
Property, plant and equipment, net	412,429	396,461	387,977	443,860	402,776
Total assets	945,729	858,210	863,903	829,638	664,202
Long-term debt	238,949	315,888	368,307	296,785	188,021
Shareholders' equity	561,875	349,473	308,329	339,115	287,161

(a)	Includes early extinguishment charge of $1.7 million after tax or $0.04 per diluted share in connection with the early redemption of $64.4 million of the Company's 4.75% convertible notes.

(b)	Includes early extinguishment charge of $1.2 million after tax or $0.03 per diluted share in connection with the early redemption of $48.5 million of the Company's 4.75% convertible notes.

(c)

Includes consolidation charge of $42.0 million ($39.9 million after tax or $1.24 per diluted share) in connection with the closure of the Company's Phoenix, Arizona manufacturing facility and the consolidation of the Company's North American operating infrastructure.

(d)	Includes early extinguishment charge of $0.9 million after tax or $0.03 per diluted share in connection with the early redemption of $62.1 million of the Company's 6% convertible notes.

(e)

Includes consolidation charge of $14.5 million ($10 million after tax or $0.32 per diluted share) in connection with the closure of the Company's Milpitas, California manufacturing facility and workforce reduction.

(f)

Includes consolidation charges of $38.1 million ($26.1 million after tax or $0.87 per diluted share) in connection with the final phase of the Company's merger with Align-Rite and subsequent consolidation of facilities in California, Florida and Germany.

(g)

Effective August 27, 2001, the Company acquired a majority of the total share capital of PKL, a photomask manufacturer based in Korea. The operating results of PKL have been included in the consolidated statement of operations since the effective date of the acquisition.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended
October 30, 2005, October 31, 2004 and November 2, 2003

Overview

     The Company sells substantially all of its photomasks to semiconductor designers and manufacturers, and manufacturers of FPDs. Further, photomask technology is also being applied to the fabrication of other higher performance electronic products such as photonics, micro-electronic mechanical systems and certain nanotechnology applications. Thus, the Company’s selling cycle is tightly interwoven with the development and release of new semiconductor designs and flat panel applications, particularly as it relates to the semiconductor industry’s migration to more advanced design methodologies and fabrication processes. The Company believes that the demand for photomasks primarily depends on design activity rather than sales volumes from products produced using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. In addition, the reduced use of customized ICs, a reduction in design complexity or other changes in the technology or methods of manufacturing semiconductors or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks even if demand for semiconductors and FPDs increases. Further, advances in semiconductor and photomask design and semiconductor production methods could reduce the demand for photomasks. Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices. The semiconductor industry had been in a downturn from 2001 until the end of 2003, which had a significant impact on the net sales and operating results of a majority of those companies in the industry.

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

     As of December 2005, state-of-the-art for semiconductor masks is considered to be 65 nanometer and Generation 6 - Generation 7 process technology, while 90 nanometer is being moved into volume production.  130 and 180 nanometer and Generation 3 through Generation 5 process technology for FPDs constitute the majority of high performance designs being fabricated in volume today. The Company expects there to be an increase in 90 nanometer designs moving to wafer fabrication throughout fiscal 2006 and believes it is well positioned to service an increasing volume of this business through investments in manufacturing process and technology in the global regions where its customers are located.  In 2004 and 2005, the Company has experienced growth in demand for FPD photomasks, which it currently supplies from its existing facility in Korea.  The Company is in the advanced stages of construction on two new photomask facilities, one in Taichung, Taiwan, and one in Shanghai, China.  The Company’s new facility in Taiwan will be able to serve the demand for large mask solutions to support Taiwan’s expanding FPD fabrication industry.

     The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, the Company will be required to continually anticipate, respond to and utilize changing technologies. In particular, the Company believes that, as semiconductor geometries continue to become smaller, it will be required to manufacture complex optically-enhanced reticles, including optical proximity correction and phase-shift photomasks. Additionally, demand for photomasks has been, and could in the future be adversely affected by changes in methods of semiconductor manufacturing (which could affect the type or quantity of photomasks utilized), such as changes in semiconductor demand that favor field programmable gate arrays and other semiconductor designs that replace application-specific ICs. Through fiscal 2005, the Company has not experienced a significant loss of revenue as a result of alternative semiconductor design methodologies. Additionally, increased market acceptance of alternative methods of transferring circuit designs onto semiconductor wafers, such as direct-write lithography, could reduce or eliminate the need for photomasks. Through fiscal 2005, direct-write lithography has not been proven to be a commercially viable alternative to photomasks, as it is considered too slow for high volume semiconductor wafer production. However, should direct-write or any other alternative methods of transferring IC designs to semiconductor wafers be done without the use of photomasks, the Company's business and results of operations would be materially adversely affected. If the Company is unable to anticipate, respond to, or utilize these or other changing technologies, due to resource, technological or other constraints, its business and results of operations could be materially adversely affected.

     Both revenues and costs have been affected by the increased demand for high-end technology photomasks that require more advanced manufacturing capabilities but generally command higher average selling prices (ASPs). To meet the technological demands of its customers and position the Company for future growth, the Company continues to make substantial investments in high-end manufacturing capability both at existing and new facilities. The Company's cash payments for capital expenditures for new facilities and equipment to support its customers' requirements for high-end technology products was an aggregate of approximately $246 million for the three fiscal years ended October 30, 2005, resulting in significant increases in operating expenses. Based on the anticipated technological changes in the industry, the Company expects these trends to continue.

     The manufacture of photomasks for use in fabricating ICs and other related products built using comparable photomask-based process technologies has been, and continues to be, capital intensive-based upon the need to maintain a technology-based infrastructure. The Company's integrated global manufacturing network and employees, which consists of nine sites and two more under construction, represent a significant portion of its fixed operating cost base. Should sales volumes decrease based upon the flow of design releases from the Company's customers, the Company may have excess and underutilized production capacity that could significantly impact operating margins.

   Currently, the vast majority of photomasks produced for the semiconductor industry employ geometries of 130 nanometers or larger. In the FPD market, a majority of photomasks produced are to support Generation 3 to Generation 5 processes.  At these technologies, the Company can produce full lines of photomasks and there is no significant technology employed by the Company's competitors that is not available to the Company. Recently, a limited amount of semiconductor fabrication has begun utilizing 90 nanometer and Generation 6 and Generation 7 processes. The Company is currently capable of producing a broad range of photomasks at still smaller geometries, and has begun accelerating its efforts to support the development and production of photomasks for both the 65 nanometer and 45 nanometer technology nodes in semiconductors and Generation 8 in FPD.  However, as is typical of industries in the midst of technological change, some of the Company's competitors may be able to achieve higher manufacturing yields than the Company when producing these smaller geometry photomasks, in part because these competitors may have completed more cycles of learning than the Company in this area and in part because of the Company's need to replicate production of these complex photomasks at its four advanced technology locations worldwide.

Results of Operations

     The following table represents selected operating information expressed as a percentage of net sales:

	Year Ended

	October 30, 2005	October 31, 2004	November 2, 2003

Net sales	100%	100%	100%
Cost of sales	67.1	65.8	71.9

Gross margin	32.9	34.2	28.1
Selling, general and administrative expenses	12.3	13.5	16.1
Research and development expenses	7.3	7.7	8.6
Consolidation, restructuring and related charges	-	-	12.0

Operating income (loss)	13.3	13.0	(8.6)
Interest expense	(2.5)	(3.7)	(4.9)
Investment and other income, net	1.8	1.1	1.6

Income (loss) before income tax
provision and minority interest	12.6	10.4	(11.9)
Income tax provision	2.3	1.5	0.3
Minority interest	(1.5)	(2.7)	(1.6)

Net income (loss)	8.8%	6.2%	(13.8%)

Note:   All the following tabular comparisons, unless otherwise indicated, are for the fiscal years ended October 30, 2005 (2005), October 31, 2004 (2004) and November 2, 2003 (2003), in millions of dollars.

Net Sales

				Percent Change

	2005	2004	2003	2005 to 2004	2004 to 2003

Total net sales	$440.8	$395.5	$348.9	11.4%	13.4%

      Net sales for fiscal year 2005 increased 11.4% to $440.8 million as compared to $395.5 million for fiscal year 2004. The increase in sales primarily relates to increased sales of FPD photomasks as a result of increased consumer demand for FPD applications, and to a lesser extent, an improved mix of sales of high-end IC photomasks driven by increased design releases in 2005 for devices using advanced semiconductor applications.  During 2005, the Company's high-end sales mix, which is defined as sales of photomask sets for semiconductor design releases at or below 130 nanometer and for FPD sets utilizing Generation 6 and above technologies, improved to approximately 21% of sales, from approximately 11% of sales in 2004. As a result, the Company's ASPs improved during 2005 as high-end photomasks typically have higher ASPs.  While the Company did experience increased unit demand for high-end photomasks in 2005, overall unit demand declined as a result of reduced units for mainstream IC photomasks, which are defined as 180 nanometer and above.  By geographic area, net sales in Asia increased $47.3 million or 25.5%, Europe increased $3.6 million or 5.1%, and North America decreased $5.6 million or 4.0%.

     Net sales for fiscal year 2004 increased 13.4% to $395.5 million as compared to $348.9 million for fiscal year 2003. The increase was primarily related to increased design releases in 2004 as a result of improved end user demand, consumer and corporate, for devices utilizing semiconductor applications. As a result, the Company experienced increased unit demand across all technology nodes during 2004.  To a lesser extent, the Company's overall ASPs improved in 2004. The increased ASPs primarily relate to an improved high-end mix, which was defined as revenue at 180 nanometer and below design rules, and increased sales of large area masks which typically have higher ASPs. By geographic area, sales increased by $37.7 million in Asia and $10.4 million in Europe, while sales in North America decreased by $1.4 million.

Gross Margin

				Percent Change

	2005	2004	2003	2005 to 2004	2004 to 2003

Gross margin	$145.1	$135.3	$98.2	7.2%	37.8%
Gross margin %	32.9%	34.2%	28.1%	-	-

     Gross margin, which is net sales less cost of goods sold, was 32.9% for fiscal 2005 as compared to 34.2% for fiscal 2004.  The gross margin did not experience an increase in fiscal 2005 that would typically result from increased revenue as compared to the prior year period as a result of increased infrastructure costs associated with the expansion of the Company’s manufacturing base, primarily related to additional costs of equipment and production capability in Asia.  Gross margin was also negatively impacted during 2005 by reduced unit volumes, primarily mainstream IC photomasks. The Company operates in a high fixed cost environment and to the extent that the Company's revenues and capacity utilization increases or decreases, gross margin will be positively or negatively impacted. The Company's gross margin could be negatively impacted in the future as the Company increases its fixed cost manufacturing base, principally in Asia.

     During 2004, the Company's gross margin improved to 34.2%, as compared to 28.1% in fiscal 2003. This improvement was a result of improved utilization of the Company’s manufacturing network and improved high-end product mix as well as stabilization of pricing for mainstream products.

Selling, General and Administrative Expenses

				Percent Change

	2005	2004	2003	2005 to 2004	2004 to 2003

S,G&A expense	$54.3	$53.5	$56.2	1.5%	(4.7%)
% of net sales	12.3%	13.5%	16.1%	-	-

     Selling, general and administrative expenses increased modestly or 1.5% in 2005.  During 2005, the Company experienced increased costs associated with the Company’s expansion in Asia, primarily related to the Company’s Taiwan FPD and China facilities and Sarbanes-Oxley compliance.  These costs were somewhat mitigated by reduced salaries and wages in the United States and Europe.

     Selling, general and administrative expenses decreased for fiscal year 2004 as compared to 2003 by $2.7 million. This decrease is primarily attributable to the full year impact of reduced salaries and wages and selling expenses in North America associated with the Company’s 2003 North American consolidation initiatives coupled with ongoing cost reduction activities.

Research and Development

				Percent Change

	2005	2004	2003	2005 to 2004	2004 to 2003

R&D expense	$32.2	$30.5	$30.0	5.3%	1.9%
% to net sales	7.3%	7.7%	8.6%	-	-

     Research and development expenditures consist primarily of global development efforts of high-end process technologies for advanced sub wavelength reticle solutions at and below 65 nanometers for IC photomasks and next generation FPD technologies. Research and development expenses increased 5.3% to $32.2 million in fiscal year 2005 as compared to fiscal year 2004 due to continued expenditures relating to high-end process technologies. In fiscal 2004, research and development expenditures were $30.5 million as compared to $30.0 million in 2003.

Consolidation, Restructuring and Related Charges

     In March 2003, the Company initiated a plan to close its Phoenix, Arizona manufacturing facility and further consolidate its North American manufacturing network in order to increase capacity utilization and manufacturing efficiencies. Total consolidation and related charges of $42.0 million were recorded during the second quarter of fiscal 2003. Components of the charge include $3.4 million for workforce reduction of approximately 170 employees in the United States, $4.4 million for facility lease payments, and $34.2 million of non-cash charges for the impairment in carrying value of fixed assets. The majority of the photomasks produced at the Company's Phoenix, Arizona facility were cross-qualified with other United States manufacturing sites. Consequently, the decision to close the Phoenix, Arizona facility had minimal impact on United States production or customer service.

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

     The Company continues to assess its global manufacturing strategy as its sales volume continues to grow in Asia. This ongoing assessment could result, in the future, in facilities closures, asset redeployment, workforce reductions, and the addition of increased manufacturing facilities, all of which would be predicated by market conditions and customer requirements.

     The following tables (in millions) set forth the Company's restructuring reserves as of October 30, 2005, October 31, 2004 and November 2, 2003 and reflects the activities affecting the reserves for the years ended:

	Year Ended October 30, 2005

	October 31, 2004			October 30, 2005
	Balance	Charges	Credits	Balance

Manufacturing capacity reduction and other	$4.7	$ -	$(2.5)	$2.2

Workforce reductions	-	-	-	-

Total	$4.7	$ -	$(2.5)	$2.2

	Year Ended
	October 31, 2004

	November 2, 2003			October 31, 2004
	Balance	Charges	Credits	Balance

Manufacturing capacity reduction and other	$5.9	$ -	$(1.2)	$4.7

Workforce reductions	1.5	-	(1.5)	-

Total	$7.4	$ -	$(2.7)	$4.7

	Year Ended
	November 2, 2003

	November 3, 2002			November 2, 2003
	Balance	Charges	Credits	Balance

Manufacturing capacity reduction and other	$4.3	$38.6	$(37.0)	$5.9

Workforce reductions	1.7	3.4	(3.6)	1.5

Total	$6.0	$42.0	$(40.6)	$7.4

    As of October 30, 2005, "manufacturing capacity reduction and other" of $2.2 million primarily represents non-cancelable lease obligations that will be paid over the respective lease terms through 2009.

Other Income (Expense)

	2005	2004	2003

Interest expense	$(10.9)	$(14.7)	$(17.1)
Investment and other income, net	7.6	4.5	5.3

Total other expense	$ (3.3)	$(10.2)	$(11.8)

     Interest expense decreased $3.8 million in fiscal year 2005 as compared to $14.7 million in fiscal year 2004.  The decrease was primarily a result of reduced year-over-year average outstanding debt. Investments and other income, net, increased $3.1 million as a result of increased investment income associated with the Company's $162.9 million net stock offering proceeds received in July 2005, increased grant income and foreign currency gains.

     Interest expense decreased $2.4 million to $14.7 million for fiscal year 2004 as compared to fiscal year 2003. The decrease in interest expense is a result of reduced debt associated with the Company's redemption of $62.1 million of the Company's outstanding 6% convertible subordinated notes in June 2003 and the aggregate redemption of $48.5 million during 2004 of the 4.75% convertible subordinated notes. Investment and other income, net, decreased by $0.8 million in 2004 primarily due to reduced investment gains.

Income Taxes

     The Company's operations have followed the recent migration of semiconductor industry fabrication to Asia, where the Company operates in countries where it is accorded favorable tax treatments. The Company is accorded a tax holiday in Taiwan which will expire in December 2006.  The Company's tax holiday in Singapore expired in June 2005.  In Korea, various investment tax credits have been utilized to reduce the Company's effective income tax rate.

     The provision for income taxes for the fiscal year ended October 30, 2005 was $10.1 million or 18% of pretax income, which differs from the federal statutory rate of 35% as a result of tax holidays in Taiwan and Singapore, available tax credits in Korea and valuation reserves on tax losses generated in the United States.

     The provision for income taxes for the fiscal year ended October 31, 2004 was $5.8 million on a pre-tax income of $41.0 million. Similarly, the provision differs from the federal statutory rate of 35% as a result of Taiwan's and Singapore's tax holidays, available tax credits in Korea, and valuation reserves on losses generated in the United States.

     The Company evaluates the recoverability of deferred tax assets from future taxable income and establishes valuation allowances if recovery is deemed not likely.  The valuation allowance increased by $7.8 million and $4.3 million in fiscal 2005 and 2004, respectively.

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

     On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law.  The AJCA creates a temporary incentive for United States multinationals to repatriate accumulated income earned outside of the United States. at an effective rate of 5.25%.  The Company has evaluated the effects of the repatriation provision and has elected not to avail itself to the AJCA repatriation incentives.

Minority Interest in Consolidated Subsidiaries

     Minority interest expense, which represents the minority interest in earnings of the Company’s non-wholly owned subsidiaries in Taiwan and Korea, was $6.6 million in fiscal year 2005 as compared to $10.8 million in fiscal year 2004.  The decrease in minority interest expense is due to the increased ownership of the Company’s subsidiary in Korea, which is offset in part by increased earnings of these subsidiaries in 2005. The Company’s ownership in its subsidiary in Korea was 96.5% on October 30, 2005 and 75% at October 31, 2004.  The Company’s ownership in its subsidiary in Taiwan was 58% at October 30, 2005 and October 31, 2004, respectively.   During 2005, the Company increased its ownership in its subsidiary in Korea from 75% to 96.5% at October 30, 2005 for cash of approximately $58.2 million.  In November 2005, the Company increased its ownership in its subsidiary in Korea to 99.7% for cash of approximately $8.5 million.

     The $5.2 million increase for 2004 over 2003 is a result of increased earnings of both locations in 2004. In December 2004, the Company increased its ownership to approximately 80% in its subsidiary in Korea with the acquisition of additional shares for cash of approximately $12.0 million.

Liquidity and Capital Resources

	Fiscal Year Ended (in millions)

	2005	2004	2003

Cash and cash equivalents	$ 196.0	$ 142.3	$214.8
Short-term investments	90.6	84.6	17.0

Total	$ 286.6	$ 226.9	$231.8

Net cash provided by operating activities	$ 142.6	$ 109.1	$ 97.9

Net cash used in investing activities	$(185.5)	$(130.5)	$(62.6)

Net cash provided by (used in) financing activities	$ 98.6	$ (53.3)	$ 64.1

     In July of 2005, the Company issued 8,050,000 shares of its common stock in a public offering at a price of $21.25 per share. Net of underwriting fees and other offering costs, the Company’s net proceeds from the offering were approximately $162.9 million.

     The Company's working capital increased $60.2 million to $300.6 million for fiscal year 2005 as compared to $240.4 million for fiscal year 2004. Cash, cash equivalents and short-term investments were $286.6 million at October 30, 2005 as compared to $226.9 million at October 31, 2004. The increase in 2005 was primarily the result of net proceeds of $162.9 million from its public stock offering and cash provided primarily by operations, less the redemption of $64.4 million principle of its 4.75% convertible subordinated notes, $58.2 million additional investment in PKL, and capital expenditures of $121.4 million.

     Cash provided by operating activities was $142.6 million for fiscal 2005 as compared to $109.1 million for fiscal 2004 primarily due to increased net income generated in fiscal 2005.  For the fiscal year ended October 31, 2004 cash provided by operating activities increased to $109.1 million from $97.9 million for the fiscal year ended November 2, 2003. The increase relates to the net income generated in 2004 as compared to a net loss in 2003.

     Cash used in investing activities in fiscal 2005 increased to $185.5 million, as compared to $130.5 million in 2004, as a result of the $58.2 million additional investment in PKL and capital expenditures of $121.4 million. In fiscal 2004 cash used in investing activities was $130.5 million, which consisted principally of capital equipment purchases of $63.0 million and a net increase in short-term investments of $67.5 million.  Capital expenditures for the fiscal years ended 2005, 2004, and 2003 were $121.4 million, $63.0 million and $61.7 million, respectively. The Company expects capital expenditures for fiscal 2006 to be approximately $90 million to $120 million. Capital expenditures for fiscal 2006 will be used primarily to continue to expand the Company's high-end IC and FPD technical capability.  In November 2005, the Company invested an additional $8.5 million in PKL.

     In fiscal 2005, cash provided by financing activities was $98.6 million which consists of $162.9 million net proceeds from the Company's public stock offering, less the $64.4 million redemption of the Company’s 4.75% subordinated notes and repayment of $7.7 million of other borrowings.  The Company believes that its currently available resources, together with its capacity for growth and its accessibility to debt and equity financing sources, are sufficient to satisfy its cash requirements for the foreseeable future.  The Company intends to repay the $86.0 million 4.75% convertible subordinated notes due December 2006 with its currently available cash and cash generated from fiscal 2006 operations.

     The Company's commitments represent investments in additional manufacturing capacity as well as advanced equipment for the production of high-end, more complex photomasks. At October 30, 2005, the Company had commitments outstanding for capital expenditures of approximately $68.1 million. Additional commitments for capital requirements are expected to be incurred during fiscal 2006.

Cash Requirements

     The Company's cash requirements over the next 12 months will be primarily to fund operations, including spending on research and development, capital expenditures and debt service, as well as any cash acquisitions that it may undertake. In addition, its 4.75% convertible subordinated notes, of which $86.0 million was outstanding at October 30, 2005, are due on December 15, 2006. The Company expects that cash, cash equivalents and short-term investments and cash generated from operations will be sufficient to meet its cash requirements for the next 12 months. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations and existing cash and short-term investments.

     The Company regularly reviews the availability and terms on which it might issue additional equity or debt securities in the public or private markets.

Contractual Cash Obligations

     The following table quantifies the Company's future contractual obligations as of October 30, 2005 (in millions):

	Payments Due

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Long-term debt	$243.8	$ 4.8	$236.0	$3.0	$ -

Operating leases	3.8	2.3	1.4	0.1	-

Unconditional purchase obligations	71.1	71.1	-	-	-

Total	$318.7	$78.2	$237.4	$3.1	$ -

Certain Transactions

     The Chairman of the Board of the Company is also the Chairman of the Board and majority shareholder of a company who is a supplier of secure managed information technology services. Another director of the Company is also an employee, shareholder and Executive Vice Chairman of this company. In 2002, the Company entered into a 52-month service contract with this company to provide services to all of the Company's worldwide facilities at a cost of approximately $3.2 million per year. Since then, the Company has entered into additional contracts with this company ranging from 12 months to 52 months to provide additional services. The Company incurred expenses of $3.7 million in 2005, $3.4 million in 2004, and $3.9 million in 2003 related to services provided by the company, for which the amount owed to this company was $0.3 million at October 30, 2005 and October 31, 2004.

     An officer of the Company is also the CEO, president and director of one of the Company's majority held subsidiaries. The Company purchases photomask blanks from a company of which this officer of the Company is a significant shareholder. The Company purchased $13.6 million, $8.3 million, and $2.2 million of photomask blanks from this company in 2005, 2004, and 2003, respectively, for which the amount owed to this company was $1.8 million at October 30, 2005, $0.7 million at October 31, 2004 and $0.4 million at November 2, 2003, respectively.

     The Company believes that the terms of the transactions described above with affiliated persons were negotiated at arm's-length and were no less favorable to the Company than the Company could have obtained from non-affiliated parties.

     During fiscal year 2005, the Company initiated a plan to acquire all of the outstanding shares of its non-wholly owned subsidiary in Korea.  As part of the purchase of outstanding shares, the Company acquired 1,136,036 shares or 3.4% from employees, including officers, of PKL for 8,980 won per share or $8.70 U.S. dollars per share.  Two of these employees are also officers of the Company.  The total purchase price of $9.9 million from PKL employees represents a premium of approximately 15% per share above similar purchases of stock from other stockholders during the same time period.

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

Derivative Instruments and Hedging Activities

     The Company records derivatives in the consolidated balance sheet net of related debt, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are reported in the consolidated statements of operations or as accumulated other comprehensive income (loss), a separate component of shareholders' equity, depending on whether they qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must meet certain criteria and be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company uses judgment in assessing the fair value of derivatives and related financial instruments including assumptions utilized in derivative fair value models in such areas as projected interest rates and bond prices which are affected by changes in the Company's stock price during the contract term.

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

Intangible Assets

     Intangible assets consist primarily of goodwill and other acquisition-related intangibles, and software development costs. These assets are stated at fair value as of the date acquired less accumulated amortization. Amortization is calculated on a straight-line basis over an estimated useful life of five years for software development costs. The future economic benefit of the carrying value of all intangible assets is reviewed annually and the Company uses judgment whenever events or changes in circumstances indicate the carrying value of an intangible asset may not be recoverable based on discounted cash flows or market factors and an impairment loss would be recorded in the period so determined (see Note 5).

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

Income Taxes

     The income tax provision (benefit) is computed on the basis of consolidated financial statement income or loss before income taxes. Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company uses judgment and assumptions to determine if valuation allowances for deferred income tax assets are required if realization is not likely by considering future market growth, forecasted operations, future taxable income, and the mix of earnings in the tax jurisdictions in which it operates in order to determine the need for a valuation allowance.

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

Effect of New Accounting Standards

     Effective October 31, 2005, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R). This statement supercedes the intrinsic value measurement provisions of Accounting Principles Board (APB) Opinion No. 25 and requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). SFAS No. 123R will also require companies to measure the cost of employee services received in exchange for Employee Stock Purchase Plan (ESPP) awards and the Company will be required to expense the grant date fair value of the Company's ESPP awards. Through October 30, 2005 the Company reported on a pro forma basis the forfeitures of employee awards as they occurred.  Under SFAS No. 123R, this accounting method is no longer permitted, and beginning October 31, 2005 the Company provides an estimate of forfeitures at the initial grant date.  SFAS No. 123R became effective for the Company on October 31, 2005 and the Company adopted the modified prospective transition method.  Based on the number of stock options and ESPP subscriptions outstanding as of October 30, 2005, the effect of the adoption of SFAS No. 123R would be to increase compensation expense by approximately $0.7 million in the Company’s fiscal year beginning October 31, 2005.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29."  SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The Company adopted SFAS No. 153, and it did not have a material impact on its 2005 consolidated financial statements.

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. The statement is effective for companies no later than their first fiscal year ending after December 15, 2005.  The Company does not expect that FIN 47 will have a significant effect on its consolidated financial statements and is evaluating the timing of its adoption.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154) which supersedes APB Opinion No. 20, "Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this statement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company records derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company does not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of those derivatives are reported in the statement of operations or as accumulated other comprehensive income (loss), a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. In general, the types of risks hedged are those relating to the variability of future cash flows caused by movements in foreign currency exchange rates. The

Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge.

     In the fourth quarter of fiscal year 2002, the Company entered into an interest rate swap contract, which effectively converted $100 million of its 4.75% fixed rate convertible subordinated notes to a variable rate. Contract payments are made on a LIBOR based variable rate (5.56% at October 30, 2005) and are received at the 4.75% fixed rate.

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

     The Company attempts to minimize its risk to foreign currency transaction losses by producing its products in the same country in which the products are sold and thereby generating revenues and incurring expenses in the same currency and by managing its working capital. In some instances, the Company may sell products in a currency other than the functional currency of the country where it was produced. To date, the Company has not experienced a significant foreign exchange loss on these sales. However, there can be no assurance that this approach will be successful, especially in the event of a significant adverse movement in the value of any foreign currencies against the U.S. dollar. The Company does not engage in purchasing forward exchange contracts for speculative purposes.

     The Company's primary net foreign currency exposures as of October 30, 2005 included the Korean won, Singapore dollar, the New Taiwan dollar, the euro, and the British pound. As of October 30, 2005, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $4.2 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations or cash flows.

Interest Rate Risk

     The majority of the Company's borrowings are in the form of its convertible subordinated notes, which bear interest at rates of 2.25% and 4.75% and certain foreign secured and unsecured notes payable which bear interest at rates between 5.39% and 6.00%. In addition, the interest rate swap contract discussed above subjects the Company to market risk as interest rates fluctuate and impacts the interest payments due on the $87.1 million notional amount of the contract. At October 30, 2005, the Company had approximately $147 million in net variable rate financial instruments which were sensitive to interest rate risk. A 10% change in interest rates would not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Photronics, Inc.
Brookfield, Connecticut

     We have audited the accompanying consolidated balance sheets of Photronics, Inc. and subsidiaries  (the "Company") as of October 30, 2005 and October 31, 2004 and the related consolidated statements of operations, shareholders' equity, and cash flows for the fiscal years ended October 30, 2005, October 31, 2004 and November 2, 2003.  We also have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting in Item 9A, that the Company maintained effective internal control over financial reporting as of October 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 30, 2005 and October 31, 2004, and the results of its operations and its cash flows for the fiscal years ended October 30, 2005, October 31, 2004 and November 2, 2003 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of October 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 30, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
January 11, 2006

PHOTRONICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except per share amounts)

	October 30, 2005	October 31, 2004

ASSETS

Current assets:
Cash and cash equivalents	$196,049	$142,300
Short-term investments	90,600	84,628
Accounts receivable	70,006	68,737
Inventories	20,536	16,066
Deferred income taxes	1,280	12,879
Other current assets	5,864	6,455

Total current assets	384,335	331,065

Property, plant and equipment, net	412,429	396,461
Goodwill	136,334	115,906
Other assets	12,631	14,778

	$945,729	$858,210

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt and notes payable	$ 4,813	$ 3,018
Accounts payable	42,923	57,746
Accrued liabilities	36,042	29,900

Total current liabilities	83,778	90,664

Long-term debt	238,949	315,888
Deferred income taxes	7,880	29,225
Other liabilities	7,430	8,236

Total liabilities	338,037	444,013

Minority interest	45,817	64,724

Shareholders' equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 41,304 shares issued and outstanding at October 30, 2005 and 32,690 shares issued and outstanding at October 31, 2004	413	327
Additional paid-in capital	374,326	202,313
Retained earnings	173,320	134,667
Accumulated other comprehensive income	13,850	12,166
Deferred compensation on restricted stock	(34)	-

Total shareholders' equity	561,875	349,473

	$945,729	$858,210

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended

	October 30, 2005	October 31, 2004	November 2, 2003

Net sales	$440,770	$395,539	$348,884

Cost and expenses:

Cost of sales	295,649	260,232	250,687

Selling, general and administrative	54,295	53,487	56,154

Research and development	32,152	30,520	29,965

Consolidation, restructuring and related charges	-	-	42,000

Operating income (loss)	58,674	51,300	(29,922)

Other income (expense):

Interest expense	(10,885)	(14,723)	(17,089)

Investment and other income, net	7,556	4,468	5,346

Income (loss) before income tax provision and minority interest	55,345	41,045	(41,665)

Income tax provision	10,058	5,761	924

Income (loss) before minority interest	45,287	35,284	(42,589)

Minority interest in income of consolidated subsidiaries	(6,634)	(10,818)	(5,573)

Net income (loss)	$38,653	$24,466	$(48,162)

Income (loss) per share:

Basic	$1.09	$0.75	$(1.50)

Diluted	$0.95	$0.68	$(1.50)

Weighted average number of common shares outstanding:

Basic	35,519	32,564	32,144

Diluted	45,256	42,339	32,144

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
Years Ended October 30, 2005, October 31, 2004 and November 2, 2003
(in thousands)

					Accumulated Other Comprehensive Income (Loss)
									Deferred	Total
	Common Stock Shares Amount		Add'l Paid-In Capital	Retained Earnings	Unrealized Investment Gains	Cash Flow Hedges	Foreign Currency Translation	Total	Compensation on Restricted Stock	Share- holders' Equity

Balance at November 3, 2002	32,033	$320	$195,588	$158,363	$900	$(1,122)	$(14,777)	$(14,999)	$(157)	$339,115

Comprehensive income:
Net loss	-	-	-	(48,162)	-	-	-	-	-	(48,162)
Change in unrealized gains on investments	-	-	-	-	2,165	-	-	2,165	-	2,165
Change in fair value of cash flow hedge	-	-	-	-	-	112	-	112	-	112
Foreign currency translation adjustment	-	-	-	-	-	-	10,990	10,990	-	10,990

Total comprehensive loss	-	-	-	-	-	-	-	-	-	(34,895)
Sale of common stock through employee stock option and purchase plans	442	5	3,753	-	-	-	-	-	-	3,758
Restricted stock awards, net of amortization to compensation expense	12	-	194	-	-	-	-	-	157	351

Balance at November 2, 2003	32,487	325	199,535	110,201	3,065	(1,010)	(3,787)	(1,732)	-	308,329

Comprehensive income:
Net income	-	-	-	24,466	-	-	-	-	-	24,466
Change in unrealized gains on investments	-	-	-	-	(1,265)	-	-	(1,265)	-	(1,265)
Change in fair value of cash flow hedge	-	-	-	-	-	112	-	112	-	112
Foreign currency translation adjustment	-	-	-	-	-	-	15,051	15,051	-	15,051

Total comprehensive income	-	-	-	-	-	-	-	-	-	38,364
Sale of common stock through employee stock option and purchase plans	183	2	2,429	-	-	-	-	-	-	2,431
Restricted stock awards, net of amortization to compensation expense	20	-	349	-	-	-	-	-	-	349

Balance at October 31, 2004	32,690	327	202,313	134,667	1,800	(898)	11,264	12,166	-	349,473

Comprehensive income:
Net income	-	-	-	38,653	-	-	-	-	-	38,653
Change in unrealized gains
on investments	-	-	-	-	(16)	-	-	(16)	-	(16)
Change in fair value of
cash flow hedge	-	-	-	-	-	112	-	112	-	112
Foreign currency translation
Adjustment	-	-	-	-	-	-	1,588	1,588	-	1,588

Total comprehensive income	-	-	-	-	-	-	-	-	-	40,337
Sale of common stock through
employee stock option and
purchase plans	546	5	8,942	-	-	-	-	-	-	8,947
Restricted stock awards,
net of amortization to
compensation expense	18	-	300	-	-	-	-	-	(34)	266
Common stock issued in
public offering	8,050	81	162,771	-	-	-	-	-	-	162,852

Balance at October 30, 2005	41,304	$413	$374,326	$173,320	$1,784	$(786)	$12,852	$13,850	$(34)	$561,875

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended

	October 30, 2005	October 31, 2004	November 2, 2003

Cash flows from operating activities:
Net income (loss)	$38,653	$24,466	$(48,162)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	85,303	83,154	82,640
Amortization of intangible assets	719	2,501	2,457
Loss on repurchase of notes	1,677	1,248	-
Deferred income taxes	4,636	913	(2,661)
Restructuring and related charges	-	-	42,000
Amortization of deferred financing fees	1,826	2,475	2,262
Changes in assets and liabilities:
Accounts receivable	3,553	(7,295)	4,716
Inventories	(1,672)	(1,248)	6,196
Other current assets	768	342	9,819
Accounts payable, accrued liabilities and other	7,104	2,562	(1,347)

Net cash provided by operating activities	142,567	109,118	97,920

Cash flows from investing activities:
Purchases of property, plant and equipment	(121,354)	(63,038)	(61,710)
Purchase of short-term investments	(94,550)	(92,424)	-
Proceeds from sales of investments and other	88,629	24,932	(930)
Acquisition of additional interest in PK Ltd.	(58,248)	-	-

Net cash used in investing activities	(185,523)	(130,530)	(62,640)

Cash flows from financing activities:
Repayment of long-term debt, net	(72,117)	(55,332)	(86,535)
Proceeds from exercised stock options and other	7,815	2,000	5,501
Proceeds from issuance of convertible debt, net	-	-	145,170
Net proceeds from issuance of common stock	162,852	-	-

Net cash provided by (used in) financing activities	98,550	(53,332)	64,136

Effect of exchange rate changes on cash	(1,845)	2,267	1,417

Net increase (decrease) in cash and cash equivalents	53,749	(72,477)	100,833

Cash and cash equivalents at beginning of year	142,300	214,777	113,944

Cash and cash equivalents at end of year	$196,049	$142,300	$214,777

Supplemental disclosure of cash flow information:
Change in accrual for purchases of property,
plant and equipment	$(19,834)	$17,099	$(14,688)

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended October 30, 2005, October 31, 2004 and November 2, 2003
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

Cash Flows

     During the year ended October 30, 2005, the Company determined that acquisitions of property, plant and equipment on account, which were previously reported as a component of changes in operating assets and liabilities and purchases of property, plant and equipment, should not have been reported as such in the statement of cash flows.  The Company's financial statements for the year ended October 31, 2004 have been revised to reflect a decrease in cash flows provided by operating activities with a corresponding decrease in cash flows used in investing activities of $17.1 million, and for the year ended November 2, 2003 have been revised to reflect an increase in cash flows provided by operating activities with a corresponding increase in cash flows used in investing activities of $14.7 million.  Purchases of property, plant and equipment acquired on account have now been presented as supplemental disclosure of non-cash items.  This revision has no effect on net income (loss) or the amount of cash and cash equivalents reported.

Estimates and Assumptions

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in them. Actual results may differ from such estimates.

Derivative Instruments and Hedging Activities

     The Company records derivatives in the consolidated balance sheets net of related debt, measured at fair value. The Company does not engage in derivative instruments for speculative purposes.  Gains or losses resulting from changes in the values of those derivatives are reported in the consolidated statements of operations or as accumulated other comprehensive income (loss), depending on whether they meet certain criteria and qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company uses judgment in assessing the fair value of derivatives and related financial instruments including assumptions utilized in derivative fair value models in such areas as projected interest rates and bond prices which are affected by changes in the Company's stock price during the contract term.

Fiscal Year

     The Company's fiscal year ends on the Sunday closest to October thirty-first.

Cash and Cash Equivalents

     Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less. The carrying values approximate fair values based on the short maturity of these instruments.

Investments

     The Company's investments, comprised of marketable equity securities and fixed income bonds are classified as available-for-sale, and are carried at fair value. Investments available for current operations are classified in the consolidated balance sheets as current assets; investments held for long-term purposes are classified as non-current assets. Unrealized gains and losses, net of tax, are reported as other comprehensive income (loss) as a separate component of shareholders' equity. Gains and losses are reported in the consolidated statements of operations when realized, determined based on the disposition of specifically identified investments.

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

Intangible Assets

     Intangible assets consist primarily of goodwill and other acquisition-related intangibles, and software development costs. These assets are stated at fair value as of the date acquired less accumulated amortization. Amortization is calculated on a straight-line basis over an estimated useful life of 5 years for software development costs. The future economic benefit of the carrying value of goodwill is reviewed annually and the Company uses judgment whenever events or changes in circumstances indicate the carrying value of an intangible asset may not be recoverable based on discounted cash flows or market factors and an impairment loss would be recorded in the period so determined (see Note 5).

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

Income Taxes

     The income tax provision (benefit) is computed on the basis of consolidated financial statement income or loss before income taxes. Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The Company uses judgment and assumptions to determine if a valuation allowance for deferred income tax assets is required if realization is not likely.

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

Stock-Based Compensation

     Through October 30, 2005, the Company recorded stock option awards in accordance with the provisions of Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees."  The Company estimated the fair value of stock option awards in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of Financial Accounting Standards Board (FASB) Statement No. 123," and disclosed the resulting estimated compensation effect on net income (loss) on a pro forma basis.

     The Company has several stock-based compensation plans under which incentive and non-qualified stock options and restricted shares are granted, and an Employee Stock Purchase Plan (ESPP). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, and related Interpretations."  No compensation cost is reflected in net income (loss) for incentive and non-qualified stock options or ESPP shares.  Forfeitures of employee awards are provided in the following table as pro forma effects as they occur.  Option awards with multiple vest dates are treated as separate awards, resulting in pro forma expense reported on an accelerated basis. All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.  The ESPP shares are granted at 85% of the lower of the fair market value at the commencement of the offering or the last day of the payroll payment period.  The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

	Year Ended

	October 30, 2005	October 31, 2004	November 2, 2003

Net income (loss)	$38,653	$24,466	$(48,162)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	266	295	325

Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(7,859)	(1,510)	(4,717)

Pro forma net income (loss)	$31,060	$23,251	$(52,554)

Basic earnings (loss) per share:
As reported	$1.09	$0.75	$(1.50)
Pro forma	$0.87	$0.71	$(1.63)

Diluted earnings (loss) per share:
As reported	$0.95	$0.68	$(1.50)
Pro forma	$0.78	$0.65	$(1.63)

     The fair value of option and ESPP grants are estimated based on the Black Scholes option-pricing model. The fair value and weighted average assumptions for fiscal years 2005, 2004 and 2003 are as follows:

	Stock Options			ESPP Rights

	Years Ended			Years Ended

	2005	2004	2003	2005	2004	2003

Weighted average market value of stock at grant date	$16.73	$14.39	$12.72	$21.69	$16.16	$18.00

Weighted average fair value of options/rights granted	$7.47	$9.14	$4.76	$7.99	$5.76	$5.56

Volatility	62%	60%	65%	61%	60%	66%

Risk-free rate of return	4.0%	3.4%	3.1%	3.38%	1.99%	0.97%

Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Expected average life after vest date	2.4 years	2.4 years	1.5 years	1.0 year	1.0 year	0.5 year

     The Company has historically granted options with a vesting period of two to four years.  However, in January 2005, the Company granted 617,000 options with a vesting period of approximately five and one half months to certain employees and officers; and in June 2005, granted 250,000 options with a vesting period of approximately four and one-half months to its new chief executive officer.  If the options granted in 2005 had the Company's typical vesting periods, then expense of approximately $3.6 million would have been reported in the Company's financial statements in the Company's fiscal years ending 2006 through 2009.

    Effective October 31, 2005, the Company adopted the provisions of SFAS No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R). This statement supercedes the intrinsic value measurement provisions of APB Opinion No. 25 and requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). SFAS No. 123R will also require companies to measure the cost of employee services received in exchange for ESPP awards and the Company will be required to expense the grant date fair value of the Company's ESPP awards. Through October 30, 2005 the Company reported in the above table on a pro forma basis the forfeitures of employee awards as they occurred.  Under SFAS No. 123R this accounting method is no longer permitted, and beginning October 31, 2005 the Company provides an estimate of forfeitures at initial grant date.  SFAS No 123R became effective for the Company on October 31, 2005, and the Company adopted the modified prospective transition method.  No existing award vesting dates were accelerated prior to adoption.  Based on the number of stock options and ESPP subscriptions outstanding as of October 31, 2005, the effect of the adoption of SFAS No. 123R will be to increase compensation expense by approximately $0.7 million for the Company’s fiscal year beginning October 31, 2005.

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

Minority Interest

     Minority interest represents the minority shareholders' proportionate share in the equity of the Company's two majority-owned subsidiaries, PK Ltd. (PKL) in Korea and Photronics Semiconductor Mask Corporation (PSMC) in Taiwan of which minority shareholders owned approximately 3.5% and 42%, respectively, as of October 30, 2005.

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

Reclassifications

     Certain prior year amounts, including deferred income tax assets and acquisitions of property, plant and equipment reported in the statements of cash flows, have been reclassified to conform to the current year presentation.

NOTE 2 - ACQUISITION OF ADDITIONAL SHARES OF PK LTD.

     During fiscal 2005, Photronics invested $58.3 million to purchase 7.5 million additional shares of PKL, its non-wholly owned subsidiary in Korea.  This acquisition increased the Company's ownership in PKL from 75% to 96.5%.  As the Company previously consolidated PKL, the additional incremental ownership has been initially allocated to goodwill with a reduction in minority interest.  The Company is in the process of analyzing fair value attributes of the additional ownership.

     In November 2005, the Company increased its ownership to 99.7% with the acquisition of additional shares of PKL for cash of approximately $8.5 million.

NOTE 3 - INVESTMENTS

     Short-term investments at October 30, 2005 and October 31, 2004 consist of available-for-sale fixed income and marketable equity securities. Long-term investments of $1,537 at October 30, 2005 and $2,910 at October 31, 2004 included in "other assets" primarily consist of available-for-sale equity securities, where fair values were determined based upon quoted market prices. For investments with no quoted market price, the estimated fair value is based upon the financial condition and the operating results and projections of the investee and is considered to approximate cost. Unrealized gains on investments were determined as follows:

	October 30,	October 31,
	2005	2004

Fair value
Short-term debt investments	$84,220	$78,764
Short-term equity fund	6,380	5,864
Long-term equity investments	1,537	2,910

Total fair value	92,137	87,538

Cost
Short-term debt investments	84,210	78,966
Short-term equity fund	5,000	5,000
Long-term equity investments	134	667

Total cost	89,344	84,633

Unrealized gain (loss)
Short-term debt investments	10	(202)
Short-term equity fund	1,380	864
Long-term equity investments	1,403	2,243

Total unrealized gain, net	2,793	2,905

Less deferred income taxes	1,009	1,105

Net unrealized gains	$ 1,784	$ 1,800

     In the fiscal year ended October 30, 2005 the Company sold $88.2 million of short-term debt investments.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

	October 30, 2005	October 31, 2004

Land	$ 8,716	$ 9,156
Buildings and improvements	77,682	63,110
Machinery and equipment	896,382	829,291
Leasehold improvements	16,512	16,548
Furniture, fixtures and office equipment	21,055	23,261

	1,020,347	941,366
Less accumulated depreciation and amortization	607,918	544,905

	$412,429	$396,461

NOTE 5 - GOODWILL

     Effective November 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This standard changed the accounting for goodwill and intangible assets with an indefinite life whereby such assets are no longer amortized; however, the standard does require evaluation for impairment and a corresponding writedown, if appropriate. SFAS No. 142 requires an initial evaluation of goodwill and impairment upon adoption and annual evaluations thereafter. The initial evaluation was performed as of November 1, 2001 and subsequent evaluations performed at the end of the second quarter for every subsequent fiscal year end resulted in no impairment in the value of the Company's goodwill.  Goodwill at October 30, 2005 and October 31, 2004 amounted to approximately $136.3 million and $115.9 million, respectively.

NOTE 6 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

	October 30, 2005	October 31, 2004

Salaries, wages and related benefits	$ 7,793	$ 7,752
Restructuring	2,245	4,717
Income taxes	17,014	9,158
Interest	603	1,630
Property taxes	2,468	2,776
Other	5,919	3,867

	$36,042	$29,900

NOTE 7 - LONG-TERM DEBT

     Long-term debt consists of the following:

	October 30, 2005	October 31, 2004

4.75% convertible subordinated notes due December 15, 2006 including fair value adjustment of $(1,110) in 2005 and $1,482 in 2004	$ 85,977	$152,982
2.25% convertible subordinated notes due April 15, 2008	150,000	150,000
Debt of non-wholly owned subsidiaries:
Unsecured notes payable	4,813	11,668
Secured notes payable	-	4,186
Other	2,972	70

	243,762	318,906
Less current portion	4,813	3,018

	$238,949	$315,888

     Long-term debt matures as follows: 2006 - $4,813; 2007 - $85,977; 2008 - $150,000; 2009 - $0 and 2010: $2,972. Based upon quoted market prices the fair values of the 4.75% and 2.25% convertible subordinated notes were approximately $86,760 and $187,700, respectively, at October 30, 2005; and $153,300 and $197,100, respectively, at October 31, 2004.

     During fiscal 2005, the Company has redeemed $64.4 million of its outstanding 4.75% subordinated convertible notes. The redemptions resulted in an early extinguishment charge of $1.7 million for fiscal 2005 and the total balance outstanding as of October 30, 2005 was $86.0 million.    In fiscal 2004, the Company redeemed $48.5 million of its 4.75% convertible subordinated notes resulting in an early extinguishment charge of $1.2 million.

     On April 15, 2003, the Company sold $150.0 million, 2.25% convertible subordinated notes due 2008 in a private offering pursuant to SEC Rule 144A. These notes are convertible into the Company's common stock at a conversion price of $15.89 per share.

     The $87.1 million notional amount of the 4.75% convertible notes which have been effectively converted to a variable rate under an interest rate swap contract is stated at an amount equal to the sum of its principal amount less $1.1 million at October 30, 2005, representing the change in the fair value of the debt obligation attributable to the interest rate risk being hedged. This fair value adjustment has been calculated using a discounted cash flow methodology (see Note 14).

     The unsecured notes payable are obligations of non-wholly owned subsidiaries and are not guaranteed by the Company. Unsecured notes payable consist primarily of working capital loans and capital expenditure financing with interest rates ranging from approximately 5.39% to 6.0% at October 30, 2005.

     The Company's $100 million revolving credit facility expired in July 2005 and was not renewed.

     Interest payments were $10.1 million, $12.8 million and $16.3 million in fiscal 2005, 2004 and 2003, respectively.

NOTE 8 - EARNINGS (LOSS) PER SHARE

     The calculation of basic earnings (loss) per common share and diluted earnings (loss) per common share is presented below:

	2005	2004	2003

Earnings computation for basic and diluted earnings per share:
Earnings for basic earnings per share, net income (loss)	$38,653	$24,466	$(48,162)
Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effect	4,343	4,343	-

Earnings for diluted earnings per share	$42,996	$28,809	$(48,162)

Weighted average common shares computations:
Weighted average common shares used for basic earnings per share	35,519	32,564	32,144
Effect of dilutive securities:
Convertible notes	9,441	9,441	-
Employee stock options	296	334	-

Dilutive potential common shares	9,737	9,775	-

Weighted average common shares used for diluted earnings per share	45,256	42,339	32,144

Basic earnings (loss) per share	$1.09	$0.75	$(1.50)
Diluted earnings (loss) per share	$0.95	$0.68	$(1.50)

     The effect of the potential conversion of some of the Company's convertible subordinated notes and the exercise of certain stock options has been antidilutive. The following table shows the amount of incremental shares outstanding that would have been added if the assumed conversion of convertible subordinated notes and stock options had been dilutive:

	2005	2004	2003

Convertible notes	2,788	5,255	11,931
Employee stock options	876	926	1,787

Total potentially dilutive shares excluded	3,664	6,181	13,718

NOTE 9 - INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

	Year Ended

	October 30, 2005	October 31, 2004	November 2, 2003

Current:
Federal	$ -	$ -	$ 16
State	-	-	79
Foreign	5,422	4,848	3,490

	5,422	4,848	3,585
Deferred:
Federal	-	-	(1,775)
State	-	-	(827)
Foreign	4,636	913	(59)

	4,636	913	(2,661)

Total	$10,058	$5,761	$ 924

     The provision (benefit) for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate to the income (loss) before taxes as a result of the following:

	Year Ended

	October 30, 2005	October 31, 2004	November 2, 2003

U.S. federal income tax at statutory rate	$19,371	$14,366	$(14,583)
Change in tax basis of acquired assets	(5,137)	-	-
State income taxes, net of federal benefit	2,991	(275)	(1,416)
Change in valuation allowance	3,704	2,545	18,767
Foreign tax rate differential	(10,638)	(10,540)	(3,693)
Other, net	(233)	(335)	1,849

	$10,058	$ 5,761	$ 924

     The $5.1 million change in tax basis of acquired assets in the above table primarily relates to the finalization during 2005 of the tax basis of previously acquired assets.

     The net deferred income tax liability consists of the following:

	October 30, 2005	October 31, 2004

Deferred income tax assets:
Reserves not currently deductible	$ 6,928	$ 6,716
Intangibles amortization	45	737
Net operating losses	38,607	33,433
Alternative minimum tax credits	2,926	2,926
Tax credit carryforwards	7,783	4,247
Intercompany transactions	767	959
Non-qualified stock options	1,069	192
Other	591	582

	58,716	49,792
Valuation allowance	(35,245)	(27,483)

	23,471	22,309

Deferred income tax liabilities:
Property, plant and equipment	(24,841)	(33,864)
Investments and other	(2,148)	(2,242)
Research and development costs	-	(76)
Other	(1,563)	(2,473)

	(28,552)	(38,655)

Net deferred income tax liability
	$(5,081)	$(16,346)

     The Company's operations have followed the recent migration of semiconductor industry fabrication to Asia, where the Company operates in countries where it is accorded favorable tax treatment. The Company is accorded a tax holiday in Taiwan which will expire in December 2006.  The tax holiday in Singapore expired in June 2005.  In Korea, various investment tax credits have been utilized to reduce the Company's effective income tax rate.

     Income tax payments were $8.8 million, $3.6 million and $1.6 million in fiscal 2005, 2004 and 2003, respectively. Cash received for refunds of income taxes paid in prior years amounted to $1.7 million, $0.9 million and $9.2 million in fiscal 2005, 2004 and 2003, respectively.

     As of October 30, 2005, the Company had a federal net operating loss carryforward of $92.2 million which if not utilized will expire as follows: $5.0 million in 2020, $14.8 million in 2022, $36.2 million in 2023, $22.6 million in 2024 and $13.6 million in 2025.  The Company established a valuation allowance for a portion of its deferred tax assets because it is more likely than not that a portion of its net operating loss carryforwards may expire prior to utilization; such valuation allowance increased by $7.8 million, $4.3 million and $20.7 million in fiscal 2005, 2004 and 2003, respectively.

     As of October 30, 2005, the Company had $2.9 million of alternative minimum tax credit carryforwards that are available to offset future federal taxes payable. The Company also has $7.8 million in foreign, general business and state credit carryforwards.  The tax credits available in foreign jurisdictions of $5.9 million begin to expire in 2006 if not utilized.  The general business carryforwards of $1.6 million will begin to expire in 2019 if not utilized.  The state tax credits of $0.3 million will begin to expire in 2006 if not utilized.

     As of October 30, 2005, the undistributed earnings of foreign subsidiaries included in consolidated retained earnings amounted to $146.9 million. Such amounts are considered to be reinvested indefinitely.  Accordingly, no provision has been made for taxes that would be payable upon distribution of these earnings.

     On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA creates a temporary incentive for United States multinationals to repatriate accumulated income earned outside of the United States at an effective rate of 5.25%.  The Company has evaluated the effects of the repatriation provision and has elected not to avail itself of the AJCA's repatriation incentives.

     Deferred income tax benefits from the exercise of non-qualified stock options increased additional paid-in capital by $1.1 million and $0.2 million in fiscal 2005 and 2004, respectively.

NOTE 10 - EMPLOYEE STOCK-BASED COMPENSATION

     The Company has adopted several stock-based compensation plans under which incentive and non-qualified stock options, restricted stock awards and stock appreciation rights may be granted. All plans provide that the exercise price of options may not be less than the fair market value of the common stock at the date the options are granted and limit the term of options granted to a maximum of ten years.  The vesting period for options is determined at the time of grant and has historically ranged from less than one to four years.  No stock appreciation rights have been granted to date.

     The following table summarizes stock option and restricted stock activity for each of the three fiscal years ended October 30, 2005, October 31, 2004, and November 2, 2003 under the plans:

	Shares	Weighted Average Exercise Price Per Share

Balance at November 3, 2002	2,688,735	$20.14
Granted	462,839	12.72
Exercised	(391,966)	11.82
Cancelled	(457,523)	21.77

Balance at November 2, 2003	2,302,085	19.77
Granted	115,000	14.39
Exercised	(133,668)	11.79
Cancelled	(314,807)	21.23

Balance at October 31, 2004	1,968,610	19.68
Granted	987,250	16.73
Exercised	(514,274)	14.15
Cancelled	(286,916)	22.91

Balance at October 30, 2005	2,154,670	$19.35

     The following table summarizes information relating to outstanding and exercisable options and restricted stock as of October 30, 2005:

	Range of Exercise Prices

	$0.00 - $12.99	$13.00 - $22.73	$22.74 - $32.47

Outstanding:
Number of options	215,504	1,236,697	702,469
Weighted average remaining years	5.1	7.4	6.9
Weighted average exercise price	$11.64	$17.02	$25.82

Exercisable:
Number of options	181,166	1,044,144	620,460
Weighted average exercise price	$12.29	$17.00	$25.63

    The Company grants restricted stock awards annually. The restrictions on these awards lapse quarterly over a one-year service period. Restricted stock awards of 24,000, 18,000 and 15,000 shares were awarded in fiscal years 2005, 2004 and 2003, respectively, with grant date market prices per share of $16.65, $16.78 and $12.93, respectively. Compensation expense is recognized over the period of the restrictions.

     At October 30, 2005, 944,663 shares were available for grant and 1,845,770 shares were exercisable at a weighted average exercise price of $19.44.  Shares available for grant at October 30, 2005 may be granted as either stock options or restricted stock.

    The Company maintains an ESPP, under which 900,000 shares of common stock were reserved for issuance. The ESPP enables eligible employees to subscribe, through payroll deductions, to purchase shares of the Company's common stock at a purchase price equal to 85% of the lower of the fair market value on the commencement date of the offering and the last day of the payroll payment period. At October 30, 2005, 658,747 shares had been issued and up to 51,082 shares are subject to outstanding subscriptions under the ESPP.

NOTE 11 - EMPLOYEE BENEFIT PLANS

     The Company maintains a 401(k) Savings and Profit Sharing Plan (the Plan) which covers all full-time domestic employees who have completed six months of service and are eighteen years of age or older. Under the terms of the Plan, employees may contribute up to 25% of their compensation, subject to certain maximum amounts, which will be matched by the Company at 50% of the employee's contributions, which are not in excess of 4% of the employee's compensation. Employee and employer contributions vest fully upon contribution. Employer contributions amounted to $0.5 million in fiscal 2005, $0.5 million in fiscal 2004 and $0.6 million in fiscal 2003.

     The Company maintains a cafeteria plan to provide eligible domestic employees with the option to receive medical, dental, disability and life insurance benefits. The cafeteria plan is offered to all active full-time domestic employees and their qualifying dependents. The Company's contributions amounted to $4.3 million in fiscal 2005, $4.6 million in fiscal 2004 and $4.1 million in fiscal 2003.

     The Company's foreign subsidiaries maintain benefit plans for their employees, which vary by country. The obligations and cost of these plans are not significant to the Company's consolidated financial statements.

NOTE 12 - LEASES

     The Company leases various real estate and equipment under non-cancelable operating leases. Rental expense under such leases amounted to $3.0 million in fiscal 2005, $2.5 million in fiscal 2004 and $2.2 million in fiscal 2003.

     Future minimum lease payments (excluding costs associated with facilities closed under restructuring plans) under non-cancelable operating leases with initial or remaining terms in excess of one year at October 30, 2005 follow:

2006	$2,256
2007	1,147
2008	203
2009	84
2010	71
Thereafter	7

$3,768

NOTE 13 - COMMITMENTS AND CONTINGENCIES

     At October 30, 2005 the Company had capital expenditure purchase commitments outstanding of approximately $68.1 million.

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

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. Other than the fair values of the Company's convertible subordinated notes disclosed in Note 7, the carrying values of the Company's other financial instruments approximate fair value.

NOTE 14 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     On October 22, 2002, the Company entered into an interest rate swap contract, which effectively converted $100 million of 4.75% fixed rate debt to a variable rate. Under the contract, payments are made on a LIBOR based variable rate (5.56% at October 30, 2005).  In August 2005, the Company reduced its 4.75% fixed rate debt to $87.1 million.  The notional amount of the fixed rate debt remains at $100 million.

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

     The interest rate swap contract was recorded as a liability of $1.6 million and an asset of $0.7 million at October 30, 2005 and October 31, 2004, respectively, in the Company's consolidated balance sheets. These fair values have been calculated using a discounted cash flow methodology. The fair value adjustment for the related portion of fixed rate debt being hedged decreased the $87.1 million carrying amount of such debt by $1.1 million as of October 30, 2005, and increased the $153.0 million carrying amount of such debt by $1.5 million as of October 31, 2004 (see Note 7). The net loss on the ineffective portion of the interest rate swap contract was not material to the Company's consolidated statement of operations.

NOTE 15 - GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

     The Company operates in a single industry segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors. The Company's 2005, 2004 and 2003 net sales, operating income (loss) and identifiable assets by geographic area were as follows:

	Net Sales	Operating Income (Loss)	Total Identifiable Assets

2005:
North America	$135,025	$(3,385)	$497,991
Europe	73,024	8,755	109,266
Asia	232,721	53,304	338,472

	$440,770	$58,674	$945,729

2004:
North America	$140,635	$(2,901)	$445,039
Europe	69,458	6,205	118,211
Asia	185,446	47,996	294,960

	$395,539	$51,300	$858,210

2003:
North America	$142,022	$(60,033)	$503,145
Europe	59,085	2,056	107,477
Asia	147,777	28,055	253,281

	$348,884	$(29,922)	$863,903

     Approximately 3%, 3% and 2% of net domestic sales in fiscal 2005, 2004 and 2003, respectively, were for delivery outside of the United States.

     Samsung Electronics Co., Ltd. accounted for approximately 24%, 18% and 16% of the Company's net sales in fiscal 2005, 2004 and 2003, respectively.  This included sales of both IC and FPD photomasks.

NOTE 16 - COMPREHENSIVE INCOME (LOSS)

     The Company's comprehensive income (loss) as reported in the consolidated statements of shareholders' equity, consists of net earnings (losses) and all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of other comprehensive income (loss) were as follows for the three fiscal years ended October 30, 2005, October 31, 2004, and November 2, 2003:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

2005:
Foreign currency translation adjustment	$1,588	$ -	$1,588
Change in fair value of cash flow hedge	112	-	112
Change in unrealized gains on investments	(16)	-	(16)

Other comprehensive income	$1,684	$ -	$1,684

2004:
Foreign currency translation adjustment	$15,051	$ -	$15,051
Change in fair value of cash flow hedge	112	-	112
Change in unrealized gains on investments	(1,311)	46	(1,265)

Other comprehensive income	$13,852	$ 46	$13,898

2003:
Foreign currency translation adjustment	$10,990	$ -	$10,990
Change in fair value of cash flow hedge	112	-	112
Change in unrealized gains on investments	2,608	(443)	2,165

Other comprehensive income	$13,710	$ (443)	$13,267

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

     For these previously announced actions, the Company's restructuring expenditures were $2.5 million, $2.6 million and $40.6 million for the fiscal years ended October 30, 2005, October 31, 2004, and November 2, 2003, respectively. These charges relate to the impairment in carrying value of fixed assets, severance and benefits for terminated employees, and non-cancelable facility lease payments. From April 2001 through October 30, 2005, the Company had expended, including non-cash charges, $92.3 million.

     The following tables set forth the Company's restructuring reserves as of October 30, 2005, October 31, 2004, and November 2, 2003 and reflect the activities affecting the reserves for the years ended:

	Year Ended
	October 30, 2005

	October 31, 2004 Balance	Charges	Credits	October 30, 2005 Balance

Manufacturing capacity reduction and other	$4,717	$ -	$(2,472)	$2,245

	Year Ended
	October 31, 2004

	November 2, 2003 Balance	Charges	Credits	October 31, 2004 Balance

Manufacturing capacity reduction and other	$5,855	$ -	$(1,138)	$4,717

Workforce reductions	1,499	-	(1,499)	-

Total	$7,354	$ -	$(2,637)	$4,717

	Year Ended
	November 2, 2003

	November 3, 2002 Balance	Charges	Credits	November 2, 2003 Balance

Manufacturing capacity reduction and other	$4,268	$38,575	$(36,988)	$5,855

Workforce reductions	1,691	3,425	(3,617)	1,499

Total	$5,959	$42,000	$(40,605)	$7,354

     As of October 30, 2005, manufacturing capacity reduction and other primarily represents non-cancelable lease obligations that will be paid over the respective lease terms through 2009.

NOTE 18 - RELATED PARTY TRANSACTIONS

     The Chairman of the Board of the Company is also the Chairman of the Board and majority shareholder of a company who is a supplier of secure managed information technology services. Another director of the Company is also an employee, shareholder and Executive Vice Chairman of this company. In 2002, the Company entered into a 52-month service contract with this company to provide services to all of the Company's worldwide facilities at a cost of approximately $3.2 million per year. Since then, the Company has entered into additional contracts with this company ranging from 12 months to 52 months to provide additional services. The Company incurred expenses of $3.7 million in 2005, $3.4 million in 2004, and $3.9 million in 2003 related to services provided by the company, for which the amount owed to this company was $0.3 million at October 30, 2005 and October 31, 2004.

     An officer of the Company is also the CEO, president and director of one of the Company's majority held subsidiaries. The Company purchases photomask blanks from a company of which this officer of the Company is a significant shareholder. The Company purchased $13.6 million, $8.3 million, and $2.2 million of photomask blanks from this company in 2005, 2004, and 2003, respectively, for which the amount owed to this company was $1.8 million at October 30, 2005, $0.7 million at October 31, 2004 and $0.4 million at November 2, 2003, respectively.

     The Company believes that the terms of the transactions described above with affiliated persons were negotiated at arm's-length and were no less favorable to the Company than the Company could have obtained from non-affiliated parties.

     During fiscal year 2005, the Company initiated a plan to acquire all of the outstanding shares of its non-wholly owned subsidiary in Korea.  As part of the purchase of outstanding shares, the Company acquired 1,136,036 shares or 3.4% from employees, including officers, of PKL for 8,980 won per share or $8.70 U.S. dollars per share.  Two of these employees are also officers of the Company.  The total purchase price of $9.9 million from PKL employees represents a premium of approximately 15% per share above similar purchases of stock from other stockholders during the same time period.

NOTE 19 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth certain unaudited quarterly financial data:

	First	Second	Third	Fourth	Year

Fiscal 2005:	(a)	(a)		(a)	(a)

Net sales	$101,183	$112,893	$114,901	$111,793	$440,770
Gross margin	32,000	38,436	39,551	35,134	145,121
Net income	4,545	10,574	14,795	8,739	38,653

Earnings per share:
Basic	$0.14	$0.32	$0.42	$0.21	$1.09
Diluted	$0.13	$0.28	$0.35	$0.19	$0.95

Fiscal 2004:			(b)	(b)	(b)

Net sales	$90,489	$97,167	$103,728	$104,155	$395,539
Gross margin	28,638	33,034	37,243	36,392	135,307
Net income	2,142	5,985	8,440	7,899	24,466

Earnings per share:
Basic	$0.07	$0.18	$0.26	$0.24	$0.75
Diluted	$0.07	$0.17	$0.23	$0.21	$0.68

(a)

Includes after tax early extinguishment charges incurred of $1.2 million in the first quarter of 2005, $0.2 million in the second quarter of 2005, and $0.3 million in the fourth quarter of 2005, totaling $1.7 million or $0.04 per diluted share in connection with the redemption of $64.4 million of the Company's 4.75% convertible notes.

(b)

Includes after tax early extinguishment charges incurred of $0.1 million in the third quarter of 2004 and $1.1 million in the fourth quarter of 2004, totaling $1.2 million or $0.03 per diluted share in connection with the redemption of $48.5 million of the Company's 4.75% convertible notes.

NOTE 20 - OTHER RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29."  SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The Company adopted SFAS No. 153, and it did not have a material impact on its 2005 consolidated financial statements.

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. The statement is effective for companies no later than their first fiscal year ending after December 15, 2005.  The Company does not expect that FIN 47 will have a significant effect on its consolidated financial statements and is evaluating the timing of its adoption.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154) which supersedes APB Opinion No. 20, "Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this statement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within the 90-day period prior to the filing of this annual report, and based on their evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Management's Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Framework.  Based on that evaluation, management concluded that internal control over financial reporting was effective as of October 30, 2005.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company's financial statements would be prevented or detected.

     Deloitte and Touche LLP has audited the Company's evaluation of the internal control environment in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB).  Those standards require that Deloitte and Touche LLP plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Deloitte and Touche LLP has issued an unqualified report stating the Company has maintained effective internal control over financial reporting as of October 30, 2005.

January 11, 2006

ITEM 9B.  OTHER INFORMATION

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information as to Directors required by Item 401, 405 and 406 of Regulation S-K is set forth in the Company's 2006 definitive Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K under the caption "PROPOSAL 1 - ELECTION OF DIRECTORS" and in paragraph three under the caption "MEETINGS AND COMMITTEES OF THE BOARD" and is incorporated in this report by reference. The information as to Executive Officers is included in the Company's 2006 definitive Proxy Statement under the caption "EXECUTIVE OFFICERS" and is incorporated in this report by reference.

     The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller. A copy of the code of ethics may be obtained, free of charge, by writing to the General Counsel of Photronics, Inc., at 15 Secor Road, Brookfield, Connecticut 06804.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K is set forth in the Company's 2006 definitive Proxy Statement under the captions "EXECUTIVE COMPENSATION," "STOCK OPTIONS," "CERTAIN AGREEMENTS," and "DIRECTORS' COMPENSATION," respectively, and is incorporated in this report by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  AND RELATED SHAREHOLDER MATTERS

     The information required by Items 403 and 201(d) of Regulation S-K is set forth in the Company's 2006 definitive Proxy Statement under the captions "Ownership of Common Stock by Directors, Nominees, Officers and Certain Beneficial Owners" and "Equity Compensation Plan Information," respectively, and is incorporated in this report by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 404 of Regulation S-K is set forth in the Company's 2006 definitive Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and is incorporated in this report by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 9 (e) of Schedule 14A is set forth in the Company's 2006 definitive Proxy Statement under the captions "Fees Paid to the Independent Auditors" and "AUDIT COMMITTEE REPORT," respectively, and is incorporated in this report by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) The following documents are filed as part of this report:

1)	Financial Statements

Report of Registered Independent Public Accounting Firm

Consolidated Balance Sheets at October 30, 2005 and October 31, 2004

Consolidated Statements of Operations for the years ended October 30, 2005, October 31, 2004 and November 2, 2003

Consolidated Statements of Shareholders' Equity for the years ended October 30, 2005, October 31, 2004, and November 2, 2003

Consolidated Statements of Cash Flows for the years ended October 30, 2005, October 31, 2004, and November 2, 2003

Notes to Consolidated Financial Statements

2)	Report of Independent Registered Public Accounting Firm on Supplemental Schedules

Schedule II, Valuation Account - Valuation and Qualifying Accounts for the fiscal years ended October 30, 2005, October 31, 2004, and November 2, 2003

Report of Independent Registered Public Accounting Firm on Supplemental Schedules

Board of Directors and Shareholders
Photronics, Inc.
Brookfield, Connecticut

     We have audited the consolidated financial statements of Photronics, Inc. and subsidiaries (the "Company") as of October 30, 2005 and October 31, 2004, and for each of the three fiscal years ended October 30, 2005, October 31, 2004 and November 2, 2003, management's assessment of the effectiveness of the Company's internal control over financial reporting as of October 30, 2005, and the effectiveness of the Company's internal control over financial reporting as of October 30, 2005, and have issued our report thereon dated January 11, 2006; such consolidated financial statements and report are included elsewhere in the Form 10-K.  Our audits also included the consolidated financial statement schedules of the Company listed in Item 15.  These consolidated financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
January 11, 2006

	Schedule II
	Valuation and Qualifying Accounts
	for the Years Ended October 30, 2005, October 31, 2004 and November 2, 2003
	(in thousands)

	Balance at	Charge to			Balance at
	Beginning of	Costs and			End of
	Year	Expenses	Deductions		Year

Allowance for Doubtful Accounts

Year ended October 30, 2005	$ 3,246	$ (593)	$ (178)	(a)	$ 2,475
Year ended October 31, 2004	$ 2,828	$ 1,530	$(1,112)	(a)	$ 3,246
Year ended November 2, 2003	$ 1,840	$ 2,201	$(1,213)	(a)	$ 2,828

Deferred Income Tax Valuation Allowance

Year ended October 30, 2005	$27,483	$ 7,762	$ -		$35,245
Year ended October 31, 2004	$23,217	$ 4,266	$ -		$27,483
Year ended November 2, 2003	$ 2,510	$20,707	$ -		$23,217

(a) Uncollectible accounts written off

3)	Exhibits

EXHIBITS INDEX

Exhibit Number	Description

3 (i) (1)	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002 (Commission File Number 0-15451)).

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

4.4

Registration Rights Agreement, dated April 15, 2003 between the Company, Morgan Stanley & Co.
Incorporated, Merrill Lynch, Pierce, Fenner and Smith Incorporated and JP Morgan Securities, Inc.
(incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, File
Number 333-105918, which was filed on June 6, 2003).

4.5

Underwriting Agreement dated June 29, 2005 between the Company and Merrill Lynch, Pierce, Fenner and
Smith Incorporated and JP Morgan Securities Inc. as representatives of the several underwriters, related to the public offering of 7,000,000 shares of Photronics, Inc. common stock, par value, $0.01 at a public offering price of $21.25 per share.  The Company also granted the underwriters an option to purchase up to an additional 1,050,000 shares of common stock to cover over-allotments, if any (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8K filed on July 6, 2005 (Commission
File Number 0-15451)).

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

10.2

Real Estate Agreement dated June 19, 2002 between Constantine Macricostas and the Company
(incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the
fiscal year ended November 3, 2002 (Commission File Number 0-15451)).

10.3

Real Estate Agreement dated June 26, 2002 among George Macricostas and Stephen Macricostas and the Company (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form
10-K for the fiscal year ended November 3, 2002 (Commission File Number 0-15451)).

10.4

The Company's 1992 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-8, File Number 33-47446 which was filed on April
24, 1994).+

10.5

Amendment to the Employee Stock Purchase Plan as of April 1, 1998 (incorporated by reference to Exhibit
10.9 to the Company's Annual Report on Form 10K for the fiscal year ended October 31, 2004 (Commission
File Number 0-15451)).+

10.6

Amendment to the Employee Stock Purchase Plan as of March 24, 2004 (incorporated by reference to
Exhibit 10.10 to the Company's Annual Report on Form 10K for the fiscal year ended October 31, 2004
(Commission File Number 0-15451)).+

10.7

The Company's 1994 Stock Option Plan (incorporated by reference to Exhibit 10.25 to the Company's
Registration Statement on Form S-8, Commission File Number 33-78102 which was filed on April 22,
1994).+

10.8

The Company’s 1996 Stock Option Plan, as amended and restated March 13, 2003 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10K for the fiscal year ended
October 31, 2004 (Commission File Number 0-15451)).+

10.9

The Company’s 1998 Stock Option Plan, as amended and restated March 13, 2003 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10K for the fiscal year ended
October 31, 2004 (Commission File Number 0-15451)).+

10.10

The Company’s 2000 Stock Option Plan, as amended and restated March 13, 2003 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10K for the fiscal year ended
October 31, 2004 (Commission File Number 0-15451)).+

10.11

Form of Agreement regarding life insurance between the Company and Executive (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10K for the fiscal year ended October 31, 2004
(Commission File Number 0-15451)).+

10.12

Consulting Agreement between the Company and Constantine S. Macricostas, dated July 11, 2005
(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K filed July 13, 2005
(Commission File Number 0-15451)).+

10.13

Executive Employment Agreement between the Company and Edwin L. Lewis, dated January 4, 2005
(incorporated by reference to Exhibit 10.22 to the Company's Annual report on Form 10-K for the fiscal year ended October 31, 2004 (Commission File Number 0-15451)).+

10.14

Executive Employment Agreement between the Company and Michael J. Luttati dated May 12, 2005
(incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8K filed on May 13,
2005 (Commission File Number 0-15451)).+

10.15

Executive Employment Agreement between the Company and Sean T. Smith dated February 20, 2003
(incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 2, 2003 (Commission File No. 0-15451)).+

10.16

Resignation Agreement between the Company and Paul J. Fego dated January 25, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10Q filed on June 6, 2005 (Commission File No. 0-15451)).

21	List of Subsidiaries of the Company.*

23	Consent of Deloitte & Touche LLP.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

+ Represents a management contract or compensatory plan or arrangement.

* Represents an Exhibit that is filed with this Annual Report on Form 10-K.

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
January 11, 2006
Sean T. Smith Senior Vice President Chief Financial Officer (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ CONSTANTINE S. MACRICOSTAS
January 11, 2006
Constantine S. Macricostas Chairman of the Board

By	/s/ MICHAEL J. LUTTATI
January 11, 2006
Michael J. Luttati Chief Executive Officer Director

By	/s/ SEAN T. SMITH
January 11, 2006
Sean T. Smith Senior Vice President Chief Financial Officer (Principal Accounting Officer)

By	/s/ WALTER M. FIEDEROWICZ
January 11, 2006
Walter M. Fiederowicz Director

By	/s/ JOSEPH A. FIORITA, JR.
January 11, 2006
Joseph A. Fiorita, Jr. Director

By	/s/ GEORGE C. MACRICOSTAS
January 11, 2006
George C. Macricostas Director

By	/s/ WILLEM D. MARIS
January 11, 2006
Willem D. Maris Director

By	/s/ MITCHELL G. TYSON
January 11, 2006
Mitchell G. Tyson Director