Form 10-Q
period 2006-01-29
PHOTRONICS INC
filed 2006-03-09
CIK 810136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 29, 2006
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
Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2006
Common Stock, $0.01 par value	41,388,544 Shares

Forward-Looking Information

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of the Company. These statements are based on management's beliefs, as well as assumptions made by and information currently available to management. Forward-looking statements may be identified by words like "expect", "anticipate", "believe", "plan", "projects", and similar expressions. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this quarterly report on Form 10-Q, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, expectations with respect to future sales, financial performance, operating efficiencies and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. These factors may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward-looking statements include, but are not limited to, overall economic and business conditions; the demand and receipt of orders for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; changes in federal, state and foreign tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); the Company's ability to place new equipment in service on a timely basis; interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; economic and political conditions in international markets; the ability to obtain additional financings; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions and productivity programs; the timing, impact and other uncertainties of future acquisitions; the seasonal and cyclical nature of the semiconductor and flat panel display industries; the availability of capital; management changes; damage or destruction to the Company's facilities by natural disasters, labor strikes, political unrest or terrorist activity; the ability to fully utilize its tools; the ability of the Company to receive desired yields, pricing, product mix, and market acceptance of its products; changes in technology; and the ability of the Company to obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors.  Accordingly, there is no assurance that the Company's expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements.

PHOTRONICS, INC.
AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	January 29, 2006	October 30, 2005

ASSETS

Current assets:
Cash and cash equivalents	$170,840	$196,049
Short-term investments	91,790	90,600
Accounts receivable, net	78,911	70,006
Inventories	23,166	20,536
Other current assets	10,097	7,144

Total current assets	374,804	384,335

Property, plant and equipment, net	447,959	412,429
Goodwill	133,813	136,334
Other assets	19,878	12,631

	$976,454	$945,729

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$ 86,190	$ 4,813
Accounts payable	49,317	42,923
Other accrued liabilities	35,046	36,042

Total current liabilities	170,553	83,778

Long-term debt	157,322	238,949
Deferred income taxes and other liabilities	16,635	15,310
Minority interest	43,496	45,817

Shareholders' equity:
Preferred stock, $0.01 par value,
2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value,
150,000 shares authorized, 41,386 shares issued and outstanding at January 29, 2006 and 41,304 shares issued and outstanding
at October 30, 2005	413	413
Additional paid-in capital	375,283	374,326
Retained earnings	183,012	173,320
Accumulated other comprehensive income	29,977	13,850
Deferred compensation on restricted stock	(237)	(34)

Total shareholders' equity	588,448	561,875

	$976,454	$945,729

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended

	January 29, 2006	January 30, 2005

Net sales	$111,948	$101,183

Costs and expenses:

Cost of sales	75,765	69,183

Selling, general and administrative	15,188	12,719

Research and development	8,250	7,774

Operating income	12,745	11,507

Other income (expense), net
Interest expense	(2,785)	(2,721)
Investment and other income (expense), net	4,557	(303)

Income before income taxes and minority interest	14,517	8,483

Income tax provision	3,818	1,835

Income before minority interest	10,699	6,648

Minority interest	(1,006)	(2,103)

Net income	$ 9,693	$ 4,545

Earnings per share:

Basic	$0.23	$0.14

Diluted	$0.21	$0.13

Weighted average number of common shares outstanding:

Basic	41,315	32,703

Diluted	50,946	42,294

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended

	January 29, 2006	January 30, 2005

Cash flows from operating activities:
Net income	$ 9,693	$ 4,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,334	21,178
Changes in assets and liabilities:
Accounts receivable	(6,300)	1,037
Inventories	(1,372)	(455)
Other current assets	(3,219)	(2,991)
Accounts payable and other	(9,773)	1,334

Net cash provided by operating activities	11,363	24,648

Cash flows from investing activities:
Purchases of property, plant and equipment	(28,535)	(15,937)
Acquisition of additional interest in PK Ltd.	(8,432)	(40,350)
Proceeds from the sale of short-term investments	6,637	53,906
Purchases of short-term investments	(5,693)	-

Net cash used in investing activities	(36,023)	(2,381)

Cash flows from financing activities:
Repayments of long-term debt	(632)	(44,218)
Proceeds from issuance of common stock	310	568

Net cash used in financing activities	(322)	(43,650)

Effect of exchange rate changes on cash flows	(227)	(2,311)

Net decrease in cash and cash equivalents	(25,209)	(23,694)
Cash and cash equivalents at beginning of period	196,049	142,300

Cash and cash equivalents at end of period	$170,840	$118,606

Change in accrual for purchases of property, plant and equipment	$ 13,064	$ 2,606

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended January 29, 2006 and January 30, 2005
(unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND STOCK-BASED COMPENSATION

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

     During the year ended October 30, 2005, the Company determined that acquisitions of property, plant and equipment on account, which were previously reported as a component of changes in operating assets and liabilities and purchases of property, plant and equipment, should not have been reported in the statements of cash flows. The Company's financial statements for the three months ended January 30, 2005 have been revised to reflect a decrease in cash flows provided by operating activities with a corresponding decrease in cash flows used in investing activities of $2.6 million. Purchases of property, plant and equipment acquired on account have now been presented as supplemental disclosure of non-cash items. This revision has no effect on net income or the amount of cash and cash equivalents reported.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending October 29, 2006. Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 30, 2005.

Stock-Based Compensation

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.” This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123(R) requires that companies account for awards of equity instruments under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on October 31, 2005 using the modified prospective method, and in connection therewith compensation expense is recognized in its consolidated statement of income for the three months ended January 29, 2006 over the service period that the awards are expected to vest.  The Company recognizes expense for all stock-based compensation with graded vesting granted on or after October 31, 2005 on a straight-line basis over the vesting period of the entire award.  For awards with graded vesting granted prior to October 31, 2005, the Company will continue to recognize compensation cost over the vesting period following accelerated recognition as if each underlying vesting date represented a separate award. Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates.  Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods.

     Prior to October 31, 2005, the Company recorded stock-based compensation in accordance with the provisions of APB Opinion 25. The Company estimated the fair value of stock option awards in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," and disclosed the resulting estimated compensation effect on net income (loss) on a pro forma basis.  Forfeitures of employee awards were provided in the pro forma effects as they occurred.

     As a result of adopting SFAS 123(R) on October 31, 2005 the Company’s income before income taxes and net income for the three months ended January 29, 2006 is $0.3 million, or $0.01 per share less than if it had continued to account for share based compensation under APB Opinion No. 25. There has not been any change in the statement of cash flows as a result of adoption of SFAS 123(R). As of January 29, 2006 the Company had 1,861,424 share options that were vested and currently exercisable, with a weighted-average exercise price of $19.63, aggregate intrinsic value of $36.5 million and a weighted average remaining contractual term of 6.7 years. There were 2,123,252 options outstanding at January 29, 2006 with a weighted average exercise price of $18.74 and a weighted average remaining life of 6.9 years. On January 29, 2006 the total compensation cost related to non-vested awards not yet recognized is approximately $1.7 million, with a weighted average expected amortization period of 2.4 years. No equity awards were settled in cash during the periods presented.

     The Company has several stock-based compensation plans under which incentive and non-qualified stock options and restricted shares may be granted from shares authorized but unissued, treasury shares or shares reacquired by the Company. The plans permit the grant of a maximum 4.7 million share options and shares to employees and outside directors. Option awards generally vest in one to four years, and have a 10-year contractual term. The vesting period for restricted shares has ranged from less than one to four years. All incentive and non-qualified stock option grants must have an exercise price equal to the market value of the underlying common stock on the date of grant. The Company also has an Employee Stock Purchase Plan (ESPP), which permits employees to purchase a maximum of 900,000 shares. The ESPP shares are granted at 85% of the lower of the fair market value at the commencement of the offering or the last day of the payroll payment period. The vesting period for the ESPP plan is approximately one year.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the three months ended January 30, 2005:

Net income	$4,545

Less: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(496)

Pro forma net income	$4,049

Basic earnings per share:
As reported	$0.14
Pro forma	$0.12

Diluted earnings per share:
As reported	$0.13
Pro forma	$0.12

     During the three month period ended January 29, 2006, the Company incurred approximately $0.4 million in expense for its stock-based compensation plans, substantially all of which is in selling, general and administrative expenses. Of this amount, approximately $0.3 million is attributed to adopting SFAS No. 123(R), and approximately $0.1 million relates to restricted stock awards.

     The fair value of option and ESPP grants are estimated based on the Black Scholes option-pricing model. The fair value and weighted average assumptions for the three months ended January 29, 2006 and January 30, 2005 are as follows:

	Stock Options		ESPP Rights

	Three Months Ended		Three Months Ended

	January 29, 2006	January 30, 2005	January 29, 2006	January 30, 2005

Weighted average fair value	$8.01	$6.29	$7.99	$5.76

Volatility	58%	60%	61%	60%

Risk-free rate of return	4.36%	3.69%	3.38%	1.99%

Dividend yield	0.0%	0.0%	0.0%	0.0%

Weighted average life	4.9 years	3.0 years	1.0 year	1.0 year

NOTE 2 - COMPREHENSIVE INCOME

      The following table summarizes comprehensive income for the three months ended January 29, 2006 and January 30, 2005 (in thousands):

	Three Months Ended

	January 29, 2006	January 30, 2005

Net income	$ 9,693	$ 4,545

Other comprehensive income:
Change in unrealized net gains on investments, net of tax	103	575
Foreign currency translation adjustments	16,024	6,177

	16,127	6,752

Total comprehensive income	$25,820	$11,297

NOTE 3 - EARNINGS PER SHARE

     The calculation of basic earnings per common share and diluted earnings per common share is presented below (in thousands, except per share amounts):

	Three Months Ended

	January 29, 2006	January 30, 2005

Net income	$ 9,693	$4,545

Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effect	1,085	1,085

Earnings for diluted earnings per share	$10,778	$5,630

Weighted average common shares computations:
Weighted average common shares used for basic earnings per share	41,315	32,703
Effect of dilutive securities:
Convertible notes	9,441	9,441
Employee stock options	190	150

Dilutive potential common shares	9,631	9,591

Weighted average common shares used for diluted earnings per share	50,946	42,294

Basic earnings per share	$0.23	$0.14
Diluted earnings per share	$0.21	$0.13

     The effect of the potential conversion of some of the Company's convertible subordinated notes and the exercise of certain stock options has been antidilutive. The following table shows the amount of incremental shares outstanding that would have been added if the assumed conversion of convertible subordinated notes and stock options had been dilutive.

	January 29, 2006	January 30, 2005

Convertible notes	2,354	3,086
Employee stock options	1,113	1,093

Total potentially dilutive shares excluded	3,467	4,179

NOTE 4 – INVESTMENTS

     Short-term investments at January 29, 2006 and October 30, 2005 consist of available-for-sale fixed income and marketable equity securities. Long-term investments of $1,690 at January 29, 2006 and $1,537 at October 30, 2005 included in "Other Assets" primarily consist of available-for-sale equity securities, where fair values were determined based upon quoted market prices. For investments with no quoted market price, the estimated fair value is based upon the financial condition and the operating results and projections of the investee and is considered to approximate cost.

Available-for-sale investments at January 29, 2006 were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Short-term debt investments:

Corporate bonds	$ 4,888	$ 18	$ (9)	$ 4,897

U.S. government and agency securities	13,015	-	(115)	12,900

Auction rate securities	20,000	-	-	20,000

Foreign bond funds and other	47,346	390	(478)	47,258

	85,249	408	(602)	85,055

Short-term equity fund	5,000	1,735	-	6,735

Total short-term investments	90,249	2,143	(602)	91,790

Long-term equity investments	134	1,556	-	1,690

	$90,383	$3,699	$(602)	$93,480

Available-for-sale investments at October 30, 2005 were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Short-term debt investments:

Corporate bonds	$10,655	$ 27	$ (27)	$10,655

U.S. government and agency securities	14,113	-	(127)	13,986

Auction rate securities	20,000	-	-	20,000

Foreign bond funds and other	39,442	350	(213)	39,579

	84,210	377	(367)	84,220

Short-term equity fund	5,000	1,380	-	6,380

Total short-term investments	89,210	1,757	(367)	90,600

Long-term equity investments	134	1,403	-	1,537

	$89,344	$3,160	$(367)	$92,137

The maturities of available-for-sale short-term debt investments at January 29, 2006 were as follows (in thousands):

	Cost Basis	Estimated Fair Value

Due in one year or less	$55,929	$55,815
Due after one year through five years	9,320	9,240
Due after five years	20,000	20,000

	$85,249	$85,055

     In the three month periods ended January 29, 2006 and January 30, 2005, the Company sold $4.6 million and $54.5 million, respectively, of short-term debt investments.

NOTE 5 - LEASE LIABILITIES RELATED TO RESTRUCTURING

     Since 2001, the Company has closed four manufacturing facilities in North America and one in Europe due in part to the migration of semiconductor manufacturing to Asia, excess capacity, competitive pricing pressures and weakened demand. Decisions regarding which facilities to close were based on sales volume projections, customer base and production qualifications.

     Facility closing charges were recognized in prior periods for the expected remaining future cash outlay associated with trailing lease liabilities. The remaining liability of $1.9 million is expected to be paid over the remaining lease terms through 2009. During the three months ended January 29, 2006, the Company increased its facilities related charges by $0.4 million as a result of a change in estimate for sublease income at one of the closed facilities. Additional charges may be required in the future if the expected sublease income is not realized.

     The following tables set forth the Company's restructuring reserves as of January 29, 2006 and January 30, 2005 respectively, and reflects the activity affecting the reserves for the three months then ended (in thousands):

	Three Months Ended
	January 29, 2006

	October 30, 2005	Charges	Credits	January 29, 2006

Leases	$2,245	$ 350	$(684)	$1,911

	Three Months Ended
	January 30, 2005

	October 31, 2004	Charges	Credits	January 30, 2005

Leases	$4,717	$ -	$(631)	$4,086

NOTE 6 – GEOGRAPHIC INFORMATION

     The Company operates in a single industry segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors.  The Company's net sales, operating income (loss) and identifiable assets by geographic area as of and for the three months ended January 29, 2006 and January 30, 2005 were as follows (in thousands):

			As of
	Three Months Ended		January 29, 2006

		Operating
	Net Sales	Income (Loss)	Total Assets

January 29, 2006:

North America	$ 30,807	$(5,396)	$438,028

Europe	19,983	4,721	116,212

Asia	61,158	13,420	422,214

	$111,948	$12,745	$976,454

			As of
	Three Months Ended		January 30, 2005

		Operating
	Net Sales	Income (Loss)	Total Assets

January 30, 2005:

North America	$ 32,026	$(1,523)	$388,245

Europe	17,713	1,620	121,319

Asia	51,444	11,410	321,646

	$101,183	$11,507	$831,210

NOTE 7 - INCOME TAXES

     The income tax provision differs from the amount computed by applying the United States statutory rate of 35 percent to income before income taxes due to the Company's reduced tax rates in certain Asian jurisdictions and valuation allowances placed on certain deferred tax assets generated by net operating loss carry forwards.

     On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA creates a temporary incentive for United States multinationals to repatriate accumulated income earned outside of the United States at an effective rate of 5.25%. The Company has evaluated the effects of the repatriation provision and has elected not to avail itself of the AJCA’s repatriation incentives.

NOTE 8 - ACQUISITION OF ADDITIONAL SHARES OF PK LTD.

     During the first quarter of fiscal 2006, Photronics invested $8.4 million to purchase additional shares of PK Ltd. (PKL), its non-wholly owned subsidiary in Korea.  This transaction increased the Company's ownership in PKL from 96.5% as of October 30, 2005 to 99.7% as of January 29, 2006. During 2005, the Company invested $58.3 million to purchase additional shares of PKL which increased the Company's ownership in PKL from 75% at October 31, 2004 to 96.5% at October 30, 2005.  The Company has completed its analysis of fair value attributes of the additional ownership through the use of independent appraisals and management estimates, and has reallocated values that were previously allocated to goodwill to PKL's customer relationships and patents which are included in "Other Assets" for $7.2 million and $0.2 million, respectively, both of which will be amortized over 10 years.

NOTE 9 - OTHER RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2005, the FASB issued FSP Financial Accounting Standards (FAS) 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments."  This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary, and the measurement of impairment losses.  It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company early adopted this FSP which had no impact on the Company's financial position, results of operations or cash flows.

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

     Management’s discussion and analysis of the Company’s financial condition, business results and outlook should be read in conjunction with its condensed consolidated financial statements and related notes. Various segments of this MD&A do contain forward-looking statements, all of which are presented based on current expectations and may be adversely affected by uncertainties and risk factors presented throughout this filing and the Company's Annual Report on Form 10-K for the fiscal 2005 year, leading actual results to materially differ from these expectations.

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

     As of January 2006, state-of-the-art for semiconductor masks is considered to be 65 nanometer and Generation 6 - Generation 7 process technology, while 90 nanometer is being moved into volume production.  130 and 180 nanometer and Generation 3 through Generation 5 process technology for FPDs constitute the majority of high performance designs being fabricated in volume today. The Company expects there to be an increase in 90 nanometer designs moving to wafer fabrication throughout fiscal 2006 and believes it is well positioned to service an increasing volume of this business through investments in manufacturing process and technology in the global regions where its customers are located.  In 2004 and 2005, the Company has experienced growth in demand for FPD photomasks, which it currently supplies from its existing facility in Korea.  The Company is in the advanced stages of construction on two new photomask facilities, one in Taichung, Taiwan, and one in Shanghai, China.  The Company’s new facility in Taiwan will be able to serve the demand for large mask solutions to support Taiwan’s expanding FPD fabrication industry.

     The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, the Company will be required to continually anticipate, respond to and utilize changing technologies. In particular, the Company believes that as semiconductor geometries continue to become smaller it will be required to manufacture complex optically enhanced reticles, including optical proximity correction and phase-shift photomasks. Additionally, demand for photomasks has been, and could in the future be adversely affected by changes in methods of semiconductor manufacturing (which could affect the type or quantity of photomasks utilized), such as changes in semiconductor demand that favor field programmable gate arrays and other semiconductor designs that replace application-specific integrated circuits. Through the first quarter of fiscal 2006, the Company had not experienced a significant loss of revenue as a result of alternative semiconductor design methodologies. Additionally, increased market acceptance of alternative methods of transferring circuit designs onto semiconductor wafers, such as direct-write lithography, could reduce or eliminate the need for photomasks. Through the first quarter of fiscal 2006, direct-write lithography has not been proven to be a commercially viable alternative to photomasks, as it is considered too slow for high volume semiconductor wafer production. However, should direct-write or any other alternative methods of transferring integrated circuit designs to semiconductor wafers be done without the use of photomasks, the Company's business and results of operations would be materially adversely affected. If the Company is unable to anticipate, respond to, or utilize these or other changing technologies, due to resource, technological or other constraints, its business and results of operations could be materially adversely affected.

     Both revenues and costs have been affected by the increased demand for high-end technology photomasks that require more advanced manufacturing capabilities but generally command higher average selling prices. To meet the technological demands of its customers and position the Company for future growth, the Company continues to make substantial investments in high-end manufacturing capability both at existing and new facilities. The Company's cash payments for capital expenditures for new facilities and equipment to support its customers' requirements for high technology products were an aggregate of approximately $246 million for the three fiscal years ended October 30, 2005, plus $28.5 million during the first three months of fiscal 2006, resulting in significant increases in operating expenses. Based on the anticipated technological changes in the industry, the Company expects these trends to continue.  The Company anticipates capital expenditures to be in the range of $90 million to $120 million for the fiscal year ending October 29, 2006.

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

     As of January 2006, the vast majority of photomasks produced for the semiconductor industry employ geometries of 130 nanometers or larger. In the FPD market, a majority of photomasks produced are to support Generation 3 to Generation 5 processes.  At these technologies, the Company can produce full lines of photomasks and there is no significant technology employed by the Company's competitors that is not available to the Company. Recently, a limited amount of semiconductor fabrication has begun utilizing 90 nanometer and Generation 6 and Generation 7 processes. The Company is currently capable of producing a broad range of photomasks at still smaller geometries, and has begun accelerating its efforts to support the development and production of photomasks for both the 65 nanometer and 45 nanometer technology nodes in semiconductors and Generation 8 in FPD.  However, as is typical of industries in the midst of technological change, some of the Company's competitors may be able to achieve higher manufacturing yields than the Company when producing these smaller geometry photomasks, in part because these competitors may have completed more cycles of learning than the Company in this area and in part because of the Company's need to replicate production of these complex photomasks at its four advanced technology locations worldwide.

Material Changes in Results of Operations
Three Months ended January 29, 2006 versus January 30, 2005

     The following table represents selected operating information expressed as a percentage of net sales:

	Three Months Ended

	January 29, 2006	January 30, 2005

Net sales	100.0%	100.0%
Cost of sales	67.7	68.4

Gross margin	32.3	31.6
Selling, general and administrative expenses	13.6	12.6
Research and development expenses	7.3	7.6

Operating income	11.4	11.4

Other income (expense), net	1.6	(3.0)

Income before income taxes and minority interest	13.0	8.4
Income tax provision	3.4	1.8
Minority interest	(0.9)	(2.1)

Net income	8.7%	4.5%

     Note: All of the following tabular comparisons, unless otherwise indicated, are for the three month periods ended January 29, 2006 (Q1-06) and January 30, 2005 (Q1-05) in millions of dollars:

Net Sales

	Three Months Ended

	Q1-06	Q1-05	Percent Change

Total net sales	$111.9	$101.2	10.6%

     Net sales for the three months ended January 29, 2006 increased 10.6% to $111.9 million as compared to $101.2 million for the three months ended January 30, 2005. The increase is primarily related to improved demand for high-end technology applications, which typically have higher average selling prices, for both IC and FPD photomasks. The typical first quarter sequential seasonal decline associated with holidays did not occur during the three month period ended January 29, 2006 as a result of the increased demand for high-end technology applications. High-end photomask applications include mask sets for semiconductor designs at and below 130nm for ICs, and for FPD products using G6 and above technologies. By geographic area, net sales in Asia increased $9.7 million or 18.9%, North American sales decreased $(1.2) million or (3.8%),and European sales increased $2.3 million or 12.8%.

Gross Margin

	Three Months Ended

	Q1-06	Q1-05	Percent Change

Gross margin	$36.2	$32.0	13.1%
Percentage of net sales	32.3%	31.6%

     Gross margin was 32.3% of net sales for the three months ended January 29, 2006 and 31.6% for the three months ending January 30, 2005. The improvement in gross margin was a result of increased sales of high-end photomasks. The Company operates in a high fixed cost environment and to the extent that the Company’s revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.  The gross margin percentage throughout the remainder of fiscal 2006 could be negatively impacted by increased depreciation expense associated with the Company’s capital expenditures as the Company increases its fixed cost manufacturing base, principally in Asia.

Selling, General and Administrative Expenses

	Three Months Ended

	Q1-06	Q1-05	Percent Change

S, G & A expenses	$15.2	$12.7	19.4%
Percentage of net sales	13.6%	12.6%

      Selling, general and administrative expenses increased $2.5 million to $15.2 million for the three months ended January 29, 2006, compared with $12.7 million for the same period in the prior fiscal year primarily related to the Company’s Asia expansion, which included start-up costs for the Company's Taiwan FPD and China facilities, and to a lesser extent SFAS 123(R) expenses.

Research and Development

	Three Months Ended

	Q1-06	Q1-05	Percent Change

R&D	$8.3	$7.8	6.1%
Percentage of net sales	7.3%	7.6%

     Research and development expenses for the three months ended January 29, 2006 increased by $0.5 million to $8.3 million compared with $7.8 million for the same period in the prior fiscal year. Research and development expenditures consist primarily of global development efforts relating to high-end process technologies for advanced sub wavelength reticle solutions at and below 65 nanometers and next generation FPD technologies.

Other Income (Expense), Net

	Three Months Ended

	Q1-06	Q1-05

Interest expense	$(2.8)	$(2.7)
Investment and other income (expense), net	4.6	(0.3)

Other income (expense), net	$ 1.8	$(3.0)

     Investment and other income (expense), net, for the three months ended January 29, 2006, increased compared to the three months ended January 29, 2005, due to higher investment income and favorable foreign currency transaction gains. Further, investment and other income (expense), net, for the three months ended January 30, 2005 includes an early extinguishment charge of $1.2 million relating to the $41.4 million redemption of the Company's 4.75% convertible subordinated notes.

Provision for Income Taxes

     The provision for income taxes for the quarter ended January 29, 2006 was $3.8 million as compared to a provision of  $1.8 million for the three months ended January 30, 2005. The effective income tax rate of 26% resulted from taxes incurred on income generated in taxable jurisdictions that were partially offset by the Company's inability to record additional deferred tax benefits for net operating losses in the United States. The Company's operations have followed the recent migration of semiconductor industry fabrication to Asia, where the Company operates in countries where it is accorded favorable tax jurisdictions. The Company is accorded a tax holiday in Taiwan, which will expire in 2006. In Korea, various investment tax credits have been utilized to reduce the Company's effective income tax rate.

     On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA creates a temporary incentive for United States multinationals to repatriate accumulated income earned outside of the United States at an effective rate of 5.25%. The Company has evaluated the effects of the repatriation provision and has elected not to avail itself of the AJCA’s repatriation incentives.

Minority Interest in Consolidated Subsidiaries

     Minority interest expense of $1.0 million for the three months ended January 29, 2006 and $2.1 million for the three months ended January 30, 2005, reflects the minority interest in earnings of the Company's non-wholly owned subsidiaries in Taiwan and Korea. The Company’s ownership in its subsidiary in Taiwan was approximately 58% at January 29, 2006 and October 30, 2005. During the first quarter of 2006, the Company increased its ownership in its subsidiary in Korea from 96.5% at October 30, 2005 to 99.7% at January 29, 2006, for an investment of $8.4 million.

Liquidity and Capital Resources

     The Company's working capital decreased $96.3 million to $204.3 million at January 29, 2006, as compared to $300.6 million at October 30, 2005 primarily as a result of the classification of $86 million of the Company’s 4.75% convertible subordinated notes due in December of 2006 to current liabilities from long-term. Cash, cash equivalents and short-term investments at January 29, 2006 were $262.6 million compared to $286.6 million at October 30, 2005. The decrease in cash, cash equivalents and short-term investments during the three months ended January 29, 2006 was due to $28.5 million cash payments for capital expenditures and an $8.4 million additional investment in PKL. Cash provided by operating activities was $11.4 million for the three months ended January 29, 2006, as compared to $24.6 million for the same period last year. This decrease was primarily due to higher accounts receivable balances from higher revenue, increased inventory balances related to FPD materials, and lower accounts payable. Cash used in investing activities for the three months ended January 29, 2006 was $36.0 million, which is primarily comprised of the $8.4 million additional investment in PKL and capital expenditures of $28.5 million.  Cash used in financing activities was $0.3 million.  In the three months ended January 30, 2005, cash used in financing activities was $43.7 million which was primarily comprised of the redemption of $41.4 million of the Company's 4.75% convertible subordinated notes.

     The Company's commitments represent investments in additional manufacturing capacity as well as advanced equipment for the production of high-end, more complex photomasks. At January 29, 2006, Photronics had commitments outstanding for capital expenditures of approximately $64 million. Additional commitments for capital expenditures are expected to be incurred during the remainder of fiscal 2006. The Company expects capital expenditures for fiscal 2006 to be approximately $90 to $120 million. The Company will continue to use its working capital to finance its capital expenditures. Photronics believes that its currently available resources, together with its capacity for growth, and its access to other debt and equity financing sources, are sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the foreseeable future.

Stock-Based Compensation

     On October 31, 2005 the Company adopted SFAS No. 123(R) using the modified prospective transition method. The Company now recognizes compensation expense in its consolidated statements of operations over the service period that the awards are expected to vest. During the three month period ended January 29, 2006, the Company incurred approximately $0.4 million in expense for its stock-based compensation plans, substantially all of which is in selling, general and administrative expenses. Of this amount, approximately $0.3 million is attributed to adopting SFAS No. 123(R), and approximately $0.1 million relates to restricted stock awards. As of January 29, 2006, approximately $1.7 million in stock-based compensation expense is attributable to nonvested awards.  This expense will be amortized over the remaining weighted average vesting period of 2.4 years.

Business Outlook

     A majority of the Company's revenue growth has come from, and is expected to continue to come from, the Asian region as customers increase their use of manufacturing foundries located outside of North America and Europe. The Company's Korean and Taiwanese operations are non-wholly owned subsidiaries; therefore a portion of earnings generated at each location is allocated to the minority shareholders.

     The Company continues to assess its global manufacturing strategy as its sales volume continues to grow in Asia.  This ongoing assessment could result in the future, in facilities closures, asset redeployment, workforce reductions, and the addition of increased manufacturing facilities, all of which would be based on market conditions and customer requirements.

     The Company’s future results of operations and the other forward-looking statements contained in this filing involve a number of risks and uncertainties, including the projected results for the second quarter of 2006. Various factors that have been discussed and a number of other factors could cause actual results to differ materially from the Company’s expectations.

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

Derivative Instruments and Hedging Activities

     The Company records derivatives in the consolidated balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are reported in the consolidated statements of income or as accumulated other comprehensive income (loss), a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company uses judgment in assessing the fair value of derivatives and related financial instruments, including assumptions utilized in derivative fair value models in areas such as projected interest rates and changes in the Company's stock price during the contract term.

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

Intangible Assets

     Intangible assets consist primarily of goodwill and other acquisition-related intangibles, and software development costs. These assets are stated at fair value as of the date acquired less accumulated amortization. Amortization is calculated on a straight-line basis over an estimated useful life of 5 years for software development costs and 3 to 15 years for acquisition-related assets. The future economic benefit of the carrying value of intangible assets is reviewed annually and the Company uses judgment whenever events or changes in circumstances indicate the carrying value of an intangible asset may not be recoverable based on discounted cash flows or market factors and an impairment loss would be recorded in the period so determined.

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

Income Taxes

     The income tax provision is computed on the basis of consolidated financial statement income or loss before income taxes. Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In the event the Company determines that future taxable income is not expected to be sufficient, the Company uses judgment and assumptions to determine if valuation allowances for deferred income tax assets are required by considering future market growth, forecasted operations, future taxable income, and the mix of earnings in the tax jurisdictions in which it operates in order to determine the need for a valuation allowance.

     The Company considers income taxes in each of the tax jurisdictions in which it operates in order to determine its effective income tax rate. Current income tax exposure is identified along with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheets. The actual annual amount of taxable income in each tax jurisdiction may differ from the estimates used to compute the effective income tax rate during the first, second and third quarters. Additionally, the Company evaluates the recoverability of deferred income tax assets from future taxable income and establishes valuation allowances if recovery is deemed not likely. Accordingly, the income tax provision in the consolidated statements of income is impacted by changes in the valuation allowance. Significant management estimates and judgment are required in determining any valuation allowance recorded against net deferred tax assets.

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

Effect of New Accounting Standards

     In November 2005, the FASB issued FSP Financial Accounting Standard (FAS) 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary, and the measurement of impairment losses.  It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company early adopted this FSP which had no impact on the Company's financial position, results of operations or cash flows.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company records derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are reported in the statement of income or as accumulated other comprehensive income (loss), a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. In general, the types of risks hedged are those relating to the variability of future cash flows caused by movements in foreign currency exchange rates. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge.

     In the fourth quarter of fiscal year 2002, the Company entered into an interest rate swap contract, which effectively converted $100 million of its 4.75% fixed rate convertible subordinated notes to a variable rate. Contract payments are made on a LIBOR based variable rate (6.0% at January 29, 2006) and are received at the 4.75% fixed rate.

     The interest rate swap contract is used to adjust the proportion of total debt that is subject to fixed interest rates. This contract is considered to be a hedge against interest rate risk of the Company's fixed rate debt obligation. Accordingly, the contract has been reflected at fair value in the Company's consolidated balance sheets and the related portion of fixed rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged. In addition, changes during any accounting period in the fair value of the contract, as well as offsetting changes in the adjusted carrying value of the related portion of fixed rate debt being hedged, are recognized as adjustments to interest expense in the Company's consolidated statements of income. The net effect of this accounting on the Company's operations results, is that the interest expense portion of fixed rate debt being hedged is generally recorded based on variable rates. At this time, the Company does not have plans to enter into additional interest rate swap contracts, however, at a future point the Company may decide to do so.

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

     The Company's primary net foreign currency exposures as of January 29, 2006 included the Korean won, Singapore dollar, New Taiwan dollar, euro and the British pound. As of January 29, 2006, a 10% adverse movement in the value of these currencies against the United States dollar would have resulted in a net unrealized pre-tax loss of $9.2 million. The Company's exposure to other foreign currency risks as of January 29, 2006, include the Japanese yen against the Korean won, for which the Company does not believe that a 10% change in the exchange rates of these currencies would have a material effect on its consolidated financial position, results of operations or cash flows.

Interest Rate Risk

     The majority of the Company's borrowings are in the form of its convertible subordinated notes, which bear interest at rates of 2.25% and 4.75% and certain foreign secured and unsecured notes payable which bear interest at rates between 5.58% and 5.85%. In addition, the interest rate swap contract discussed above subjects the Company to market risk as interest rates fluctuate and impacts the interest payments due on the $100 million notional amount of the contract. At January 29, 2006, the Company had approximately $132 million in variable rate financial instruments which were sensitive to interest rate risk. A 10% change in interest rates would not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Act of 1934) as of January 29, 2006, the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of January 29, 2006, the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in Internal Control over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the Company's first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  March 8, 2006