Form 10-Q
period 2006-04-30
PHOTRONICS INC
filed 2006-06-08
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

x	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2006

OR

o	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes  x  No  o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer  o  Accelerated Filer x  Non-Accelerated Filer  o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  o  No  x

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 2, 2006
Common Stock, $0.01 par value	41,432,901 Shares

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of the Company. These statements are based on management's beliefs, as well as assumptions made by and information currently available to management. Forward-looking statements may be identified by words like "expect", "anticipate", "believe", "plan", "projects", and similar expressions. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this quarterly report on Form 10-Q, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, expectations with respect to future sales, financial performance, operating efficiencies and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. These factors may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward-looking statements include, but are not limited to, overall economic and business conditions; the demand and receipt of orders for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; changes in federal, state and foreign tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); the Company's ability to place new equipment in service on a timely basis; interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; economic and political conditions in international markets; the ability to obtain additional financings; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions and productivity programs; uncertainties with respect to the integration and management of MP Mask Technology Center, LLC; delays in the construction and equipping of the planned nanofab fabrication facilities; the timing, impact and other uncertainties of future acquisitions; the seasonal and cyclical nature of the semiconductor and flat panel display industries; the availability of capital; management changes; damage or destruction to the Company's facilities by natural disasters, labor strikes, political unrest or terrorist activity; the ability to fully utilize its tools; the ability of the Company to receive desired yields, pricing, product mix, and market acceptance of its products; changes in technology; and the ability of the Company to obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors.  Accordingly, there is no assurance that the Company's expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements.

PHOTRONICS, INC.
AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	April 30, 2006	October 30, 2005

ASSETS

Current assets:
Cash and cash equivalents	$202,882	$196,049
Short-term investments	76,984	90,600
Accounts receivable, net	76,891	70,006
Inventories	26,801	20,536
Other current assets	10,298	7,144

Total current assets	393,856	384,335

Property, plant and equipment, net	445,804	412,429
Goodwill	133,813	136,334
Other assets	21,810	12,631

	$995,283	$945,729

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$ 86,612	$ 4,813
Accounts payable	44,773	42,923
Other accrued liabilities	40,447	36,042

Total current liabilities	171,832	83,778

Long-term debt	162,287	238,949
Deferred income taxes and other liabilities	18,848	15,310
Minority interest	44,662	45,817

Shareholders' equity:
Preferred stock, $0.01 par value,
2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value,
150,000 shares authorized, 41,405 shares issued and outstanding at April 30, 2006 and 41,304 shares issued and outstanding
at October 30, 2005	414	413
Additional paid-in capital	375,836	374,326
Retained earnings	188,278	173,320
Accumulated other comprehensive income	33,296	13,850
Deferred compensation on restricted stock	(170)	(34)

Total shareholders' equity	597,654	561,875

	$995,283	$945,729

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended

	April 30, 2006	May 1, 2005	April 30, 2006	May 1, 2005

Net sales	$119,471	$112,893	$231,419	$214,076

Costs and expenses:

Cost of sales	77,663	74,457	153,428	143,640

Selling, general and administrative	15,726	13,521	30,914	26,239

Research and development	7,993	8,120	16,243	15,895

Consolidation, restructuring and related charges	11,426	-	11,426	-

Operating income	6,663	16,795	19,408	28,302

Other income (expense), net
Interest expense	(3,229)	(2,766)	(6,014)	(5,487)
Investment and other income, net	7,021	709	11,578	406

Income before income taxes and minority interest	10,455	14,738	24,972	23,221

Income tax provision	3,814	2,617	7,632	4,452

Income before minority interest	6,641	12,121	17,340	18,769

Minority interest	(1,376)	(1,547)	(2,382)	(3,650)

Net income	$5,265	$10,574	$14,958	$15,119

Earnings per share:

Basic	$0.13	$0.32	$0.36	$0.46

Diluted	$0.12	$0.28	$0.34	$0.41

Weighted average number of common shares outstanding:

Basic	41,334	32,817	41,325	32,760

Diluted	50,987	42,398	50,966	42,346

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended

	April 30, 2006	May 1, 2005

Cash flows from operating activities:
Net income	$ 14,958	$15,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,921	42,967
Consolidation, restructuring and related charges	11,426	-
Changes in assets and liabilities:
Accounts receivable	(3,527)	6,773
Inventories	(5,436)	(1,460)
Other current assets	(3,532)	(2,041)
Accounts payable and other	(8,655)	3,250

Net cash provided by operating activities	50,155	64,608

Cash flows from investing activities:
Purchases of property, plant and equipment	(56,572)	(38,091)
Acquisition of additional interest in PK Ltd.	(8,432)	(40,350)
Proceeds from the sale of short-term investments and other	47,877	54,019
Purchases of short-term investments	(32,819)	(37,895)

Net cash used in investing activities	(49,946)	(62,317)

Cash flows from financing activities:
Proceeds from (repayments of) long-term debt, net	4,564	(56,193)
Proceeds from issuance of common stock	730	2,199

Net cash provided by (used in) financing activities	5,294	(53,994)

Effect of exchange rate changes on cash flows	1,330	771

Net increase (decrease) in cash and cash equivalents	6,833	(50,932)
Cash and cash equivalents at beginning of period	196,049	142,300

Cash and cash equivalents at end of period	$202,882	$91,368

Change in accrual for purchases of property, plant and equipment	$ 8,993	$(6,319)

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
Three and Six Months Ended April 30, 2006 and May 1, 2005
(unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND STOCK-BASED COMPENSATION

      Photronics, Inc. and its subsidiaries (the "Company" or "Photronics") is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays (FPD), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits (IC) and a variety of FPD and, to a lesser extent, other types of electrical and optical components.  The Company currently operates principally from nine manufacturing facilities, two of which are located in the United States, three in Europe, two in Taiwan, one each in Korea and Singapore.

     During the year ended October 30, 2005, the Company determined that acquisitions of property, plant and equipment on account, which were previously reported as a component of changes in operating assets and liabilities and purchases of property, plant and equipment, should not have been reported in the statements of cash flows. The Company's financial statements for the six months ended May 1, 2005 have been revised to reflect an increase in cash flows provided by operating activities with a corresponding increase in cash flows used in investing activities of $6.3 million. Purchases of property, plant and equipment acquired on account have now been presented as supplemental disclosure of non-cash items. This revision has no effect on net income or the amount of cash and cash equivalents reported.

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

Stock-Based Compensation

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment." This pronouncement amends SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."  SFAS No. 123(R) requires that companies account for awards of equity instruments under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on October 31, 2005, using the modified prospective method, and in connection therewith compensation expense is recognized in its consolidated statements of income for the three and six months ended April 30, 2006, over the service period that the awards are expected to vest.  The Company recognizes expense for all stock-based compensation with graded vesting granted on or after October 31, 2005 on a straight-line basis over the vesting period of the entire award.  For awards with graded vesting granted prior to October 31, 2005, the Company continues to recognize compensation cost over the vesting period following accelerated recognition as if each underlying vesting date represented a separate award. Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates.  Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods.

     Prior to October 31, 2005, the Company recorded stock-based compensation in accordance with the provisions of APB Opinion 25. The Company estimated the fair value of stock option awards in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," and disclosed the resulting estimated effect on net income on a pro forma basis.  Forfeitures of employee awards were provided in the pro forma effects as they occurred.

     As a result of adopting SFAS 123(R) on October 31, 2005, the Company's income before income taxes and net income for the three and six months ended April 30, 2006 is $0.2 million and $0.5 million, respectively, or $0.01 per share less for the six months ended April 30, 2006, than if it had continued to account for share based compensation under APB Opinion No. 25. There has not been any change in the statement of cash flows as a result of adoption of SFAS 123(R).  As of April 30, 2006, the Company had 1,870,129 share options that were vested and currently exercisable, with a weighted-average exercise price of $19.51, aggregate intrinsic value of $36.5 million and a weighted average remaining contractual term of 6.5 years. There were 2,089,333 options outstanding at April 30, 2006, with a weighted average exercise price of $18.78 and a weighted average remaining life of 6.7 years. On April 30, 2006 the total compensation cost related to non-vested awards not yet recognized is approximately $1.4 million, with a weighted average expected amortization period of 2.3 years. No equity awards were settled in cash during the periods presented.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the three and six months ended May 1, 2005 (in thousands):

	Period Ended May 1, 2005

	Three Months	Six Months

Net income	$10,574	$15,119

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	75	75

Less: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(2,600)	(3,096)

Pro forma net income	$ 8,049	$12,098

Basic earnings per share:
As reported	$0.32	$0.46
Pro forma	$0.25	$0.37

Diluted earnings per share:
As reported	$0.28	$0.41
Pro forma	$0.22	$0.34

     During the three and six month periods ended April 30, 2006, the Company incurred approximately $0.4 million and $0.8 million, respectively, in expense for its stock-based compensation plans, substantially all of which is in selling, general and administrative expenses. Of these amounts, approximately $0.2 million and $0.5 million, respectively, is attributed to adopting SFAS No. 123(R), and approximately $0.2 million and $0.3 million, respectively, relates to restricted stock awards.

     The fair value of option and ESPP grants are estimated using the Black Scholes option pricing model. The fair value and weighted average assumptions used for the six months ended April 30, 2006 and May 1, 2005 are noted in the following table. Expected volatility is based on the historical volatility of the Company's stock. The Company uses historical option exercise behavior and employee termination data to estimate option life, which represents the period of time that the options granted are expected to remain outstanding.  The risk-free rate of return for the estimated life of the option is based on the U.S treasury yield curve in effect at the time of grant.  No stock-based compensation was granted during the three month period ended April 30, 2006.

	Stock Options		ESPP Rights

	Six Months Ended		Six Months Ended

	April 30, 2006	May 1, 2005	April 30, 2006	May 1, 2005

Weighted average fair value	$8.01	$6.53	$7.99	$5.76

Volatility	58%	60%	61%	60%

Risk-free rate of return	4.36%	3.65%	3.38%	1.99%

Dividend yield	0.0%	0.0%	0.0%	0.0%

Weighted average life	4.8 years	3.1 years	1.0 year	1.0 year

     The Company has several stock-based compensation plans under which incentive and non-qualified stock options and restricted shares may be granted from shares authorized but unissued, treasury shares or shares reacquired by the Company. The plans permit the grant of a maximum of 4.7 million share options and shares to employees and outside directors. Option awards generally vest in one to four years, and have a 10-year contractual term. The vesting period for restricted shares has ranged from less than one to four years. All incentive and non-qualified stock option grants must have an exercise price equal to the market value of the underlying common stock on the date of grant. The Company also has an Employee Stock Purchase Plan (ESPP), which permits employees to purchase a maximum of 900,000 shares. The ESPP shares are granted at 85% of the lower of the fair market value at the commencement of the offering or the last day of the payroll payment period. The vesting period for the ESPP plan is approximately one year.  Under the ESPP, 709,829 shares were issued as of April 30, 2006, and up to 51,082 shares are subject to outstanding subscriptions.  The Company also grants restricted stock awards annually.   The restrictions on these awards lapse over a service period ranging from less than one to four years.  Restricted stock awards of 60,000 and 24,000 shares were awarded during the six month periods ended April 30, 2006 and May 1, 2005, respectively, at market prices per share of $15.11 and $16.65, respectively.  Compensation expense is recognized over the period of restrictions.  A summary of option activity under the option plans, including restricted stock, as of April 30, 2006 and changes during the six months then ended follows:

	Shares	Weighted Average Exercise Price Per Share

Balance at October 31, 2005	2,154,670	$19.35
Granted	70,750	2.30
Exercised	(28,191)	10.67
Cancelled	(73,977)	23.81

Balance at January 29, 2006	2,123,252	18.74
Granted	-	-
Exercised	(21,507)	13.69
Cancelled	(12,412)	22.12

Balance at April 30, 2006	2,089,333	18.78

	Range of Exercise Prices

	$0.00 - $12.99	$13.00 - $22.73	$22.74 - $32.47

Outstanding:
Number of options	250,655	1,188,509	650,169
Weighted average remaining years	5.8	6.9	6.7
Weighted average exercise prices	$9.10	$17.01	$25.73

Exercisable:
Number of options	180,442	1,040,994	648,693
Weighted average exercise prices	$11.51	$17.03	$25.72

NOTE 2 - COMPREHENSIVE INCOME

      The following table summarizes comprehensive income for the three and six months ended April 30, 2006 and May 1, 2005 (in thousands):

	Three Months Ended		Six Months Ended

	April 30, 2006	May 1, 2005	April 30, 2006	May 1, 2005

Net income	$5,265	$10,574	$14,958	$15,119

Other comprehensive income:
Change in unrealized net gains on investments, net of tax	(1,331)	(957)	(1,228)	(382)

Foreign currency translation adjustments	4,650	4,355	20,674	10,532

	3,319	3,398	19,446	10,150

Total comprehensive income	$8,584	$13,972	$34,404	$25,269

NOTE 3 - EARNINGS PER SHARE

     The calculation of basic earnings per common share and diluted earnings per common share is presented below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	April 30, 2006	May 1, 2005	April 30, 2006	May 1, 2005

Net income	$5,265	$10,574	$14,958	$15,119

Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effect	1,086	1,086	2,171	2,171

Earnings for diluted earnings per share	$6,351	$11,660	$17,129	$17,290

Weighted average common shares computations:
Weighted average common shares used for basic earnings per share	41,334	32,817	41,325	32,760
Effect of dilutive securities:
Convertible notes	9,441	9,441	9,441	9,441
Employee stock options	212	140	200	145

Dilutive potential common shares	9,653	9,581	9,641	9,586

Weighted average common shares used for diluted earnings per share	50,987	42,398	50,966	42,346

Basic earnings per share	$0.13	$0.32	$0.36	$0.46
Diluted earnings per share	$0.12	$0.28	$0.34	$0.41

     The effect of the potential conversion of some of the Company's convertible subordinated notes and the exercise of certain stock options was antidilutive. The following table shows the amount of incremental shares outstanding that would have been added if the assumed conversion of convertible subordinated notes and stock options had been dilutive.

	Three Months Ended		Six Months Ended

	April 30, 2006	May 1, 2005	April 30, 2006	May 1, 2005

Convertible notes	2,354	2,922	2,354	3,004
Employee stock options	911	817	1,012	955

Total potentially dilutive shares excluded	3,265	3,739	3,366	3,959

NOTE 4 - INVESTMENTS

     Short-term investments at April 30, 2006 and October 30, 2005 consist of available-for-sale fixed income and marketable equity securities. Long-term investments of $1,818 at April 30, 2006 and $1,537 at October 30, 2005 included in "Other Assets" primarily consist of available-for-sale equity securities, where fair values were determined based upon quoted market prices. For investments with no quoted market price, the estimated fair value is based upon the financial condition and the operating results and projections of the investee and is considered to approximate cost.

      Available-for-sale investments at April 30, 2006 were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Short-term debt investments:

Corporate bonds	$ 1,815	$ 11	$ (5)	$ 1,821

U.S. government and agency securities	13,185	-	(162)	13,023

Auction rate securities	25,000	-	-	25,000

Foreign bond funds and other	37,532	78	(470)	37,140

Total short-term investments	77,532	89	(637)	76,984

Long-term equity investments	134	1,684	-	1,818

	$77,666	$1,773	$(637)	$78,802

     Available-for-sale investments at October 30, 2005 were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Short-term debt investments:

Corporate bonds	$10,655	$ 27	$ (27)	$10,655

U.S. government and agency securities	14,113	-	(127)	13,986

Auction rate securities	20,000	-	-	20,000

Foreign bond funds and other	39,442	350	(213)	39,579

	84,210	377	(367)	84,220

Short-term equity fund	5,000	1,380	-	6,380

Total short-term investments	89,210	1,757	(367)	90,600

Long-term equity investments	134	1,403	-	1,537

	$89,344	$3,160	$(367)	$92,137

     The maturities of available-for-sale short-term debt investments as of April 30, 2006 were as follows (in thousands):

	Cost Basis	Estimated Fair Value

Due in one year or less	$46,779	$46,462
Due after one year through five years	5,753	5,522
Due after five years through nine years	-	-
Due after ten years	25,000	25,000

	$77,532	$76,984

     In the six month periods ended April 30, 2006 and May 1, 2005, the Company sold $47.2 million and $54.5 million, respectively, of short-term debt investments.

NOTE 5 - RESTRUCTURING

     In March of 2006, the Company committed to and began implementing a restructuring program to streamline its operating infrastructure in North America.  The actions include the closing of its Austin, Texas manufacturing facility and ceasing its Austin, Texas research and development activities.  The Company recorded a total restructure charge of $11.4 million or $0.22 per diluted share in the second quarter of 2006, primarily comprised of facility and equipment impairments at the Austin facility. This restructure charge includes the following:

	Cash	Non Cash	Total

Asset impairments	$ -	$8,715	$ 8,715
Termination benefits	1,256	-	1,256
Lease and other	1,154	301	1,455

	$2,410	$9,016	$11,426

     The asset impairments relate primarily to the write-down of the building and related improvements to the Austin, Texas facility and certain machinery and equipment.  The termination benefits are comprised of severance-related payments for employees terminated in connection with this restructuring program.  Lease and other restructuring costs are primarily related to planned settlement of existing lease obligations.

     As of April 30, 2006, the Company expects to incur additional restructuring costs over the next two quarters as follows:

	Estimate

Equipment costs	$1,500	-	$3,000
Termination benefits	800	-	1,000
Other, including equipment redeployment	1,700	-	3,000

	$4,000	-	$7,000

     The following tables set forth the Company's restructuring reserve as of April 30, 2006 and reflects the activity affecting the reserve for the three and six months then ended (in thousands):

	Three Months Ended
	April 30, 2006

	January 29, 2006	Charges	Credits	April 30, 2006

Manufacturing capacity reduction and other	$ -	$ 9,016	$(8,714)	$ 302

Workforce reductions	-	1,256	(176)	1,080

Leases and other	1,911	1,154	(434)	2,631

Total	$1,911	$11,426	$(9,324)	$4,013

	Six Months Ended
	April 30, 2006

	October 30, 2005	Charges	Credits	April 30, 2006

Manufacturing capacity reduction and other	$ -	$ 9,016	$ (8,714)	$ 302

Workforce reductions	-	1,256	(176)	1,080

Leases and other	2,245	1,504	(1,118)	2,631

Total	$2,245	$11,776	$(10,008)	$4,013

     The following tables set forth the Company's restructuring reserve as of May 1, 2005 and reflects the activity affecting the reserves for the three and six months then ended (in thousands):

	Three Months Ended
	May 1, 2005

	January 30, 2005	Charges	Credits	May 1, 2005

Leases and other	$4,086	$ -	$(604)	$3,482

	Six Months Ended
	May 1, 2005

	October 31, 2004	Charges	Credits	May 1, 2005

Leases and other	$4,717	$ -	$(1,235)	$3,482

NOTE 6 - GEOGRAPHIC INFORMATION

     The Company operates in a single industry segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors.  The Company's net sales, operating income (loss) and identifiable assets by geographic area as of and for the three and six months ended April 30, 2006 and May 1, 2005 were as follows (in thousands):

	Three Months		Six Months		As of April 30, 2006

	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)	Total Assets

April 30, 2006:

North America	$ 34,239	$(12,161)	$ 65,046	$(17,557)	$445,060

Europe	19,829	4,397	39,812	9,118	109,763

Asia	65,403	14,427	126,561	27,847	440,460

	$119,471	$ 6,663	$231,419	$ 19,408	$995,283

	Three Months		Six Months		As of May 1, 2005

	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)	Total Assets

May 1, 2005:

North America	$ 35,337	$ (422)	$ 67,363	$(1,945)	$374,947

Europe	20,148	3,276	37,861	4,896	116,270

Asia	57,408	13,941	108,852	25,351	340,914

	$112,893	$16,795	$214,076	$28,302	$832,131

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

NOTE 8 - ACQUISITION OF ADDITIONAL SHARES OF PK LTD.

     During the first quarter of fiscal 2006, Photronics invested $8.4 million to purchase additional shares of PK Ltd. (PKL), its non-wholly owned subsidiary in Korea.  This transaction increased the Company's ownership in PKL from 96.5% as of October 30, 2005 to 99.7% as of April 30, 2006. During 2005, the Company invested $58.3 million to purchase additional shares of PKL which increased the Company's ownership in PKL from 75% at October 31, 2004 to 96.5% at October 30, 2005.  The Company has completed its analysis of fair value attributes of the additional ownership through the use of independent appraisals and management estimates, and has reallocated values that were preliminarily allocated to goodwill to PKL's customer relationships and patents which are included in "Other Assets" for $7.2 million and $0.2 million, respectively, both of which are being amortized over 10 years.

NOTE 9 - SUBSEQUENT EVENT - JOINT VENTURE, TECHNOLOGY LICENSE
                  AND OTHER AGREEMENTS WITH MICRON TECHNOLOGY, INC.

     On May 5, 2006, Photronics and Micron Technology, Inc. ("Micron") entered into a joint venture known as MP Mask Technology Center, LLC ("MP Mask"). The joint venture will develop and produce photomasks for leading-edge and advanced next generation semiconductors. As part of the formation of the joint venture, Micron contributed its existing photomask technology center located at its Boise headquarters to MP Mask and Photronics paid Micron $120 million on the date of closing and will pay Micron an additional $7.5 million on each of the first and second anniversaries of the closing date in exchange for a 49.99% interest in MP Mask and a license for photomask technology of Micron and certain supply agreements.

     Photronics and Micron also intend to build an independent state-of-the-art nanofab facility (the "New NanoFab") in Boise, Idaho, for volume production of advanced technology photomasks. The New NanoFab will be constructed by Micron, equipped and operated by Photronics and subject to a lease purchase in favor of Photronics. Photronics' total investment in the purchase and equipping of the New NanoFab is expected to fall within a range of $100 million to $150 million and may include redeployment of some existing Photronics assets. This New NanoFab is expected to be completed and to begin qualification by the end of 2007 or the first quarter of 2008.

    Photronics is in the process of analyzing the fair value attributes of the total $135 million consideration paid under these agreements.

NOTE 10 - OTHER RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments."  SFAS No. 155 permits fair value re-measurement for any hybrid financial instruments that contains an embedded derivative that otherwise would require bifurcation.  As of April 30, 2006, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 2006.

     In November 2005, the FASB issued SFAS 115-1 and SFAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments."  This pronouncement provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary, and the measurement of impairment losses.  It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company adopted this pronouncement early and it had no impact on its financial position, results of operations or cash flows.

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

     Management's discussion and analysis of the Company's financial condition, business results and outlook should be read in conjunction with its condensed consolidated financial statements and related notes. Various segments of this MD&A do contain forward-looking statements, all of which are presented based on current expectations and may be adversely affected by uncertainties and risk factors presented throughout this filing and the Company's Annual Report on Form 10-K for the fiscal 2005 year, leading actual results to materially differ from these expectations.

     The Company sells substantially all of its photomasks to semiconductor designers and manufacturers, and manufacturers of Flat Panel Displays (FPDs). Photomask technology is also being applied to the fabrication of other higher performance electronic products such as photonics, micro-electronic mechanical systems and certain nanotechnology applications. The Company's selling cycle is tightly interwoven with the development and release of new semiconductor designs and flat panel applications, particularly as it relates to the semiconductor industry's migration to more advanced design methodologies and fabrication processes. The Company believes that the demand for photomasks primarily depends on design activity rather than sales volumes from products produced using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. In addition, the reduced use of customized ICs, a reduction in design complexity or other changes in the technology or methods of manufacturing semiconductors or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks even if demand for semiconductors and FPDs increases. Advances in semiconductor and photomask design and semiconductor production methods could reduce the demand for photomasks. Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices. The semiconductor industry had been in a downturn from 2001 until the end of 2003, which had a significant impact on the net sales and operating results of a majority of those companies in the industry.

     As of April 2006, state-of-the-art for semiconductor masks is considered to be 65 nanometer and Generation 6 - Generation 7 process technology, while 90 nanometer is being moved into volume production.  130 and 180 nanometer and Generation 3 through Generation 5 process technology for FPDs constitute the majority of high performance designs being fabricated in volume today. The Company expects there to be an increase in 90 nanometer designs moving to wafer fabrication throughout fiscal 2006 and believes it is well positioned to service an increasing volume of this business through investments in manufacturing process and technology in the global regions where its customers are located.  In 2004, 2005 and through April 2006, the Company experienced growth in demand for FPD photomasks, which it currently supplies from its existing facility in Korea and its recently constructed new facility in Taichung, Taiwan.  The Company is in the advanced stages of construction of a new photomask facility in Shanghai, China.

     The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, the Company will be required to continually anticipate, respond to and utilize changing technologies. In particular, the Company believes that as semiconductor geometries continue to become smaller it will be required to manufacture complex optically enhanced reticles, including optical proximity correction and phase-shift photomasks. Additionally, demand for photomasks has been, and could in the future be adversely affected by changes in methods of semiconductor manufacturing (which could affect the type or quantity of photomasks utilized), such as changes in semiconductor demand that favor field programmable gate arrays and other semiconductor designs that replace application-specific integrated circuits. Through the second quarter of fiscal 2006, the Company had not experienced a significant loss of revenue as a result of alternative semiconductor design methodologies. Additionally, increased market acceptance of alternative methods of transferring circuit designs onto semiconductor wafers, such as direct-write lithography, could reduce or eliminate the need for photomasks. Through the second quarter of fiscal 2006, direct-write lithography has not been proven to be a commercially viable alternative to photomasks, as it is considered too slow for high volume semiconductor wafer production. However, should direct-write or any other alternative methods of transferring integrated circuit designs to semiconductor wafers be done without the use of photomasks, the Company's business and results of operations would be materially adversely affected. If the Company is unable to anticipate, respond to, or utilize these or other changing technologies, due to resource, technological or other constraints, its business and results of operations could be materially adversely affected.

     Both revenues and costs have been affected by the increased demand for high-end technology photomasks that require more advanced manufacturing capabilities but generally command higher average selling prices. To meet the technological demands of its customers and position the Company for future growth, the Company continues to make substantial investments in high-end manufacturing capability both at existing and new facilities. The Company's cash payments for capital expenditures for new facilities and equipment to support its customers' requirements for high technology products were an aggregate of approximately $246 million for the three fiscal years ended October 30, 2005, plus $56.6 million during the first six months of fiscal 2006, resulting in significant increases in operating expenses. Based on the anticipated technological changes in the industry, the Company expects these trends to continue.  The Company anticipates capital expenditures to be in the range of $100 million to $120 million for the fiscal year ending October 29, 2006.

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

     As of April 2006, the vast majority of photomasks produced for the semiconductor industry employ geometries of 130 nanometers or larger. In the FPD market, a majority of photomasks produced are to support Generation 3 to Generation 5 processes.  At these technologies, the Company can produce full lines of photomasks and there is no significant technology employed by the Company's competitors that is not available to the Company. Recently, a limited amount of semiconductor fabrication has begun utilizing 90 nanometer and Generation 6 and Generation 7 processes. The Company is currently capable of producing a broad range of photomasks at still smaller geometries, and has begun accelerating its efforts to support the development and production of photomasks for both the 65 nanometer and 45 nanometer technology nodes in semiconductors and Generation 8 in FPD.  The Company's yields on FPD photomasks compare favorably with its competitors, however, as is typical of industries in the midst of technological change, some of the Company's IC photomask competitors may be able to achieve higher manufacturing yields than the Company when producing these smaller geometry photomasks, in part because these competitors may have completed more cycles of learning than the Company in this area and in part because of the Company's need to replicate production of these complex photomasks at its four advanced technology locations worldwide.

     On May 5, 2006, Photronics and Micron Technology, Inc. ("Micron") entered into a joint venture known as MP Mask Technology Center, LLC ("MP Mask"). The joint venture will develop and produce photomasks for leading-edge and advanced next generation semiconductors. As part of the formation of the joint venture, Micron contributed its existing photomask technology center located at its Boise headquarters to MP Mask and Photronics paid Micron $120 million on the date of closing and will pay Micron an additional $7.5 million on each of the first and second anniversaries of the closing date in exchange for a 49.99% interest in MP Mask and a license for photomask technology of Micron and certain supply agreements.

     Photronics and Micron also intend to build an independent state-of-the-art nanofab facility (the "New NanoFab") in Boise, Idaho, for volume production of advanced technology photomasks. The New NanoFab will be constructed by Micron, equipped and operated by Photronics and subject to a lease purchase in favor of Photronics. Photronics' total investment in the purchase and equipping of the New NanoFab is expected to fall within a range of $100 million to $150 million and may include redeployment of some existing Photronics assets. This New NanoFab is expected to be completed and to begin qualification by the end of calendar 2007 or first quarter 2008.

     In March of 2006, the Company committed to and began implementing a restructuring program to streamline its operating infrastructure in North America.  The actions include the announced closing of the Austin, Texas manufacturing and R&D center and the relocation of the development and manufacturing work to other facilities within the global network.  The Company recorded a total restructure charge of $11.4 million or $0.22 per diluted share in the second quarter of 2006. The Company anticipates the total restructure charge will be in the range of $15 to $18 million.

Material Changes in Results of Operations
Three and Six Months ended April 30, 2006 versus May 1, 2005

     Note: All of the following tabular comparisons, unless otherwise indicated, are for the quarters ended April 30, 2006 (Q2 2006) and May 1, 2005 (Q2 2005) and for the six months ended April 30, 2006 (YTD 2006) and May 1, 2005 (YTD 2005) in thousands:

     The following table represents selected operating information expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended

	Q2 2006	Q2 2005	YTD 2006	YTD 2005

Net sales	100%	100%	100%	100%

Cost of sales	65.0	66.0	66.3	67.1

Gross margin	35.0	34.0	33.7	32.9

Selling, general and administrative expenses	13.2	12.0	13.4	12.3

Research and development expenses	6.7	7.1	7.0	7.4

Consolidation, restructuring and related charges	9.5	-	4.9	-

Operating income	5.6	14.9	8.4	13.2

Other income (expense), net	3.2	(1.8)	2.4	(2.4)

Income before income taxes and minority interest	8.8	13.1	10.8	10.8

Income tax provision	3.2	2.3	3.3	2.1

Minority interest	(1.2)	(1.4)	(1.0)	(1.6)

Net income	4.4%	9.4%	6.5%	7.1%

Net Sales

	Three Months Ended			Six Months Ended

	Q2 2006	Q2 2005	Percent Change	YTD 2006	YTD 2005	Percent Change

Total net sales	$119.5	$112.9	5.8%	$231.4	$214.1	8.1%

     Net sales for the three months ended April 30, 2006 increased 5.8% to $119.5 million as compared to $112.9 million for the three months ended May 1, 2005, and increased 8.1% to $231.4 million for the six months ended April 30, 2006 as compared to the first six months of fiscal 2005. The increase is primarily related to improved demand for high-end technology applications, which typically have higher average selling prices, for both IC and FPD photomasks. High-end photomask applications include mask sets for semiconductor designs at and below 130nm for ICs, and for FPD products using G6 and above technologies.   By geographic area, for the three months ended April 30, 2006, as compared to the same prior year period, net sales in Asia increased $8.0 million or 13.9%, North American sales decreased $(1.1) million or (3.1%), and European sales decreased $(0.3) million or (1.6%).  By geographic area, for the six months ended April 30, 2006, as compared to the same prior year period, net sales in Asia increased $17.7 million or 16.3%, North American sales decreased $(2.3) million or (3.4%), and European sales increased $2.0 million or 5.2%.

Gross Margin

	Three Months Ended			Six Months Ended

	Q2 2006	Q2 2005	Percent Change	YTD 2006	YTD 2005	Percent Change

Gross margin	$41.8	$38.4	8.8%	$78.0	$70.4	10.7%
Percentage to sales	35.0%	34.0%		33.7%	32.9%

     Gross margin improved to 35.0% of net sales for the three months ended April 30, 2006 and 33.7% for the six months ended April 30, 2006 as compared to 34.0% and $32.9%, respectively, for the same prior year periods. The gross margin for the three and six months ended April 30, 2006 improved 100 basis points and 80 basis points, respectively, due to improved utilization of the Company's installed equipment base and increased sales of both IC and FPD products at high-end technology nodes. The Company operates in a high fixed cost environment and to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.  The gross margin percentage throughout the remainder of fiscal 2006 could be negatively impacted by increased depreciation expense associated with the Company's capital expenditures as the Company increases its fixed cost manufacturing base, principally in Asia.

Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended

	Q2 2006	Q2 2005	Percent Change	YTD 2006	YTD 2005	Percent Change

Selling, general and administrative expenses	$15.7	$13.5	16.3%	$30.9	$26.2	17.8%
Percentage to sales	13.2%	12.0%		13.4%	12.3%

     Selling, general and administrative expenses increased $2.2 million and $4.7 million for the three and six months ended April 30, 2006 respectively, as compared to the same prior year periods.  The increases are primarily related to the Company's Asia expansion, which included start-up costs for the Company's Taiwan and China facilities, and to a lesser extent SFAS 123(R) expenses.

Research and Development

	Three Months Ended			Six Months Ended

	Q2 2006	Q2 2005	Percent Change	YTD 2006	YTD 2005	Percent Change

Research and development	$8.0	$8.1	(1.6%)	16.2	$15.9	2.2%
Percentage to sales	6.7%	7.1%		7.0%	7.4%

     Research and development expenditures for the three and six months ended April 30, 2006 were essentially flat as compared to the same prior year periods, as certain research and development costs were minimally reduced in 2006 with the closure of the Austin facility.  Research and development expenditures consist primarily of global development efforts relating to high-end process technologies for advanced sub wavelength reticle solutions at and below 65 nanometers and next generation FPD technologies.

Restructuring

	Three Months Ended			Six Months Ended

	Q2 2006	Q2 2005	Percent Change	YTD 2006	YTD 2005	Percent Change

Restructuring	$11.4	$ -	N/A	$11.4	$ -	N/A

     In the second quarter of 2006, the Company implemented a plan to streamline its operating infrastructure in North America by ceasing the manufacture of photomasks at its Austin, Texas facility.  The Company recorded a total restructuring charge of $11.4 million in the second quarter of 2006, primarily comprised of an $8.7 million writedown of facilities and equipment.

Other Income (Expense), Net

	Three Months Ended		Six Months Ended

	Q2 2006	Q2 2005	YTD 2006	YTD 2005

Interest expense	$(3.2)	$(2.8)	$(6.0)	$(5.5)
Investment and other income, net	7.0	0.7	11.6	0.4

Other income (expense), net	$ 3.8	$(2.1)	$5.6	$(5.1)

     Interest expense increased for the three and six months ended April 30, 2006 as compared to the same prior year periods due to increases in interest rates as the Company's interest rate swap contract effectively converted $100 million of its 4.75% fixed rate convertible subordinated notes to a variable rate. Investment and other income (expense), net, for the three and six months ended April 30, 2006, increased compared to the three and six months ended May 1, 2005, due to foreign currency transaction gains, gains on the sale of certain investments, and increased investment income. Further, investment and other income, net, for the three and six months ended May 1, 2005 includes an early extinguishment charge of $0.2 million and $1.2 million, respectively, relating to the redemption of the Company's 4.75% convertible subordinated notes.

Provision for Income Taxes

     The provision for income taxes for the three months ended April 30, 2006 was $3.8 million compared to $2.6 million for the three months ended May 1, 2005.  For the six months ended April 30, 2006 the provision for incomes taxes was $7.6 million compared to a provision of $4.5 million for the six months ended May 1, 2005.  The effective rate for the six months ended April 30, 2006 was 31% as compared to 19% for the comparable 2005 period.  The effective tax rate is impacted by the Company's inability to record tax benefits on net operating losses generated in the U.S., tax holidays and credits. The Company's operations have followed the recent migration of semiconductor industry fabrication to Asia, where the Company operates in countries where it is accorded favorable tax jurisdictions. The Company is accorded a tax holiday in Taiwan, which will expire in 2006. In Korea, various investment tax credits have been utilized to reduce the Company's effective income tax rate.

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

Minority Interest in Consolidated Subsidiaries

     Minority interest expense of $1.4 million and $2.4 million for the three and six months ended April 30, 2006 and $1.5 million and $3.7 million for the three and six months ended May 1, 2005 reflects the minority interest in earnings of the Company's non-wholly owned subsidiaries in Taiwan and Korea. The Company's ownership in its subsidiary in Taiwan was approximately 58% at April 30, 2006 and October 30, 2005. During the first quarter of 2006, the Company increased its ownership in its subsidiary in Korea from 96.5% at October 30, 2005 to its current level of 99.7%, for an investment of $8.4 million.  The decreased minority interest expense for the three and six months ended April 30, 2006 as compared to the same prior year periods was due to the Company's increased ownership of its subsidiary in Korea.

Liquidity and Capital Resources

     The Company's working capital decreased $78.6 million to $222.0 million at April 30, 2006, as compared to $300.6 million at October 30, 2005 primarily as a result of the classification of $86.6 million of the Company's 4.75% convertible subordinated notes due in December of 2006 to current liabilities from long-term. Cash, cash equivalents and short-term investments at April 30, 2006 were $279.9 million compared to $286.6 million at October 30, 2005. The decrease in cash, cash equivalents and short-term investments during the six months ended April 30, 2006 was primarily due to $56.6 million cash payments for capital expenditures which exceeded $50.2 million net cash provided by operating activities by $6.4 million.  In addition, the Company invested an additional $8.4 million in PK Ltd.

     Cash provided by operating activities was $50.2 million for the six months ended April 30, 2006, as compared to $64.6 million for the same period last year. This decrease was primarily due to higher accounts receivable balances resulting from increased revenues, and increased FPD inventories in Taiwan and Korea.  Cash used in investing activities for the six months ended April 30, 2006 was $49.9 million, which is comprised of the $8.4 million additional investment in PKL and capital expenditures of $56.6 million, offset by net proceeds from sales of short-term investments of $15.1 million.  Cash provided by financing activities was $5.3 million.  In the six months ended May 1, 2005, cash used in financing activities was $54.0 million which was primarily comprised of the redemption of $51.4 million of the Company's 4.75% convertible subordinated notes.

     The Company's commitments represent investments in additional manufacturing capacity as well as advanced equipment for the production of high-end, more complex photomasks. At April 30, 2006, Photronics had commitments outstanding for capital expenditures of approximately $45.0 million. Additional commitments for capital expenditures are expected to be incurred during the remainder of fiscal 2006. The Company expects capital expenditures for fiscal 2006 to be approximately $100 to $120 million.

     On May 5, 2006, the Company entered into various agreements with Micron Technologies, Inc., including agreements relating to the formation of a joint venture with Micron Technologies, Inc. to form the MP Mask Technology Center and a technology license agreement.  In connection with these agreements, the Company invested $135 million, $120 million of which was paid in May 2006, and the remaining $15 million will be paid in 2007 and 2008.  In addition, Photronics intends to invest in the construction of a nanofab facility in Boise, Idaho for approximately $100 - $150 million, some of the cost of which may be from the redeployment of equipment currently owned by Photronics.

     In January of 2006, the Company announced its plans to build a nanofab photomask fabrication facility in Korea to support the development and volume production of advanced photomask technologies.  If the Company proceeds with the construction of the nanofab facility in Korea over the next several years, it expects the investment to range between $150 to $300 million, which includes the redeployment of certain manufacturing systems and process technologies.

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

     In April of 2006, the Company's Korean subsidiary entered into a foreign currency rate swap contract.  Under the terms of the contract, the Company has effectively converted a $50 million interest bearing intercompany loan denominated in U.S. dollars to Korean won.  The contract terminates in December 2006.  The Company has elected not to designate the foreign currency rate swap contract as a hedge.

Stock-Based Compensation

     On October 31, 2005, the Company adopted SFAS No. 123(R) using the modified prospective transition method. The Company now recognizes compensation expense in its consolidated statements of operations over the service period that the awards are expected to vest. During the six month period ended April 30, 2006, the Company incurred approximately $0.8 million in expense for its stock-based compensation plans, substantially all of which is in selling, general and administrative expenses. Of this amount, approximately $0.5 million is attributed to adopting SFAS No. 123(R), and approximately $0.3 million relates to restricted stock awards. As of April 30, 2006, approximately $1.4 million in stock-based compensation expense is attributable to nonvested awards.  This expense will be amortized over the remaining weighted average vesting period of 2.3 years.

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

     The Company continues to assess its global manufacturing strategy as its sales volume continues to grow in Asia.  In addition to the restructuring plan implemented in the second quarter of 2006 relating to closing the Austin facility, this ongoing assessment could result in the future, in facilities closures, asset redeployment, workforce reductions, and the addition of increased manufacturing facilities, all of which would be based on market conditions and customer requirements.

     The Company's future results of operations and the other forward-looking statements contained in this filing involve a number of risks and uncertainties. Various factors that have been discussed and a number of other factors could cause actual results to differ materially from the Company's expectations.

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

Effect of New Accounting Standards

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments."  SFAS No 155 permits fair value re-measurement for any hybrid financial instruments that contains an embedded derivative that otherwise would require bifurcation.  As of April 30, 2006, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No 155.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 2006.

     In November 2005, the FASB issued SFAS No. 115-1 and SFAS No. 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This pronouncement provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary, and the measurement of impairment losses.  It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company early adopted this pronouncement which had no impact on its financial position, results of operations or cash flows.

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

     In the fourth quarter of fiscal year 2002, the Company entered into an interest rate swap contract, which effectively converted $100 million of its 4.75% fixed rate convertible subordinated notes to a variable rate. Contract payments are made on a LIBOR based variable rate (6.47% at April 30, 2006) and are received at the 4.75% fixed rate.

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

     The Company's primary net foreign currency exposures as of April 30, 2006 included the Korean won, Singapore dollar, New Taiwan dollar, euro and the British pound. As of April 30, 2006, a 10% adverse movement in the value of these currencies against the United States dollar would have resulted in a net unrealized pre-tax loss of $3.1 million. The Company's exposure to other foreign currency risks as of April 30, 2006, include the Japanese yen against the Korean won, for which the Company does not believe that a 10% change in the exchange rates of these currencies would have a material effect on its consolidated financial position, results of operations or cash flows.

     In April of 2006, the Company's Korean subsidiary entered into a foreign currency rate swap contract.  Under the terms of the contract, the Company has effectively converted a $50 million interest bearing intercompany loan denominated in U.S. dollars to Korean won.  The contract terminates in December 2006.  The Company has elected not to designate the foreign currency rate swap contract as a hedge.

Interest Rate Risk

     The majority of the Company's borrowings are in the form of its convertible subordinated notes, which bear interest at rates of 2.25% and 4.75% and certain foreign secured and unsecured notes payable which bear interest at rates between 5.58% and 5.85%. In addition, the interest rate swap contract discussed above subjects the Company to market risk as interest rates fluctuate and impacts the interest payments due on the $100 million notional amount of the contract. At April 30, 2006, the Company had approximately $176 million in variable rate financial instruments which were sensitive to interest rate risk. A 10% change in interest rates would not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Act of 1934) as of April 30, 2006, the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2006, the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in Internal Control over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the Company's second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  RISKS RELATING TO THE COMPANY'S BUSINESS

     Other than the following, there have been no other material changes to risks relating to the Company's business as disclosed in Part I, Item 1A of the Company's Form 10-K for the year ended October 30, 2005.

The Company's agreements with Micron Technology, Inc. have several risks.

     On May 5, 2006, Photronics and Micron Technology, Inc. ("Micron") entered into a joint venture known as MP Mask Technology Center, LLC ("MP Mask"). The joint venture will develop and produce photomasks for leading-edge and advanced next generation semiconductors. As part of the formation of the joint venture, Micron contributed its existing photomask technology center located at its Boise headquarters to MP Mask and Photronics paid Micron $120 million on the date of closing and will pay Micron an additional $7.5 million on each of the first and second anniversaries of the closing date in exchange for a 49.99% interest in MP Mask and a license for photomask technology of Micron and certain supply agreements.

     Photronics and Micron also intend to build an independent state-of-the-art nanofab facility (the "New NanoFab") in Boise, Idaho, for volume production of advanced technology photomasks. The New NanoFab will be constructed by Micron, equipped and operated by Photronics and subject to a lease purchase in favor of Photronics. Photronics' total investment in the purchase and equipping of the New NanoFab is expected to fall within a range of $100 million to $150 million and will include redeployment of some existing Photronics assets. This New NanoFab is expected to be completed and to begin qualification by the end of 2007 or the first quarter of 2008.

     Failure by Photronics or Micron to comply or execute under any of these agreements could result in a significant disruption to the Company's business and technology activities, and could adversely affect the Company's operations and cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	(a)	The matters set forth in this Item 4 were submitted to a vote of security holders of the Company at an Annual Meeting of Shareholders held on April 4, 2006.

(b)

The following directors, constituting the entire Board of Directors, were elected at the
Annual Meeting of Shareholders held on April 4, 2006.  Also indicated are the affirmative and authority withheld votes for each director.

	For	Authority Withheld

Walter M. Fiederowicz	37,717,780	988,385
Joseph A. Fiorita, Jr.	37,687,466	1,018,699
Michael J. Luttati	36,808,823	1,897,342
Constantine S. Macricostas	36,179,121	2,527,044
George C. Macricostas	36,751,506	1,954,659
Willem D. Maris	38,453,871	252,294
Mitchell G. Tyson	37,675,307	1,030,858

(c)	Ratification of the selection of Deloitte & Touche LLP as registered independent public accounting firm for the fiscal year ended October 29, 2006.

For	Against	Abstain	Broker Non-Votes

37,898,450	792,833	14,881	1

Item 6.	EXHIBITS

	(a)	Exhibits

		Exhibit Number	Description

		10.17*	Limited Liability Company Operating Agreement of MP Mask Technology Center, LLC between Micron Technology, Inc. ("Micron") and Photronics, Inc. ("Photronics") dated May 5, 2006.

		10.18*	Contribution and Units Purchase Agreement between Micron, Photronics and MP Mask Technology Center, LLC ("MP Mask") dated May 5, 2006.

		10.19*	Technology License Agreement among Micron, Photronics and MP Mask dated May 5, 2006.

		10.20*	Build to Suit Lease between Micron and Photronics dated May 5, 2006.

		10.21*	Photronics to Micron Supply Agreement between Micron and Photronics dated May 5, 2006.

		10.22*	Company to Photronics Supply Agreement between MP Mask and Photronics dated May 5, 2006.

		31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ SEAN T. SMITH

Sean T. Smith
Senior Vice President
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date:  June 8, 2006