Form 10-Q
period 2006-07-30
PHOTRONICS INC
filed 2006-09-07
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

x	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  o  No  x

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 1, 2006
Common Stock, $0.01 par value	41,718,238 Shares

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of the Company. These statements are based on management's beliefs, as well as assumptions made by and information currently available to management. Forward-looking statements may be identified by words like "expect", "anticipate", "believe", "plan", "projects", and similar expressions. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this quarterly report on Form 10-Q, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, expectations with respect to future sales, financial performance, operating efficiencies and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. These factors may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, but are not limited to, overall economic and business conditions; the demand and receipt of orders for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; changes in federal, state and foreign tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); the Company's ability to place new equipment in service on a timely basis; interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; economic and political conditions in international markets; the ability to obtain additional financings; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions and productivity programs; uncertainties with respect to the integration and management of MP Mask Technology Center, LLC; delays in the construction and equipping of the planned nanofab fabrication facilities; the timing, impact and other uncertainties of future acquisitions; the seasonal and cyclical nature of the semiconductor and flat panel display industries; the availability of capital; management changes; damage or destruction to the Company's facilities by natural disasters, labor strikes, political unrest or terrorist activity; the ability to fully utilize its tools; the ability of the Company to receive desired yields, pricing, product mix, and market acceptance of its products; changes in technology; and the ability of the Company to obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors.  Accordingly, there is no assurance that the Company's expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements.

PHOTRONICS, INC.
AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	July 30, 2006	October 30, 2005

ASSETS

Current assets:
Cash and cash equivalents	$ 85,239	$196,049
Short-term investments	78,594	90,600
Accounts receivable, net	80,265	70,006
Inventories	22,984	20,536
Other current assets	10,968	7,144

Total current assets	278,050	384,335

Property, plant and equipment, net	452,211	412,429
Goodwill	133,813	136,334
Investment in joint venture	65,505	-
Other intangibles, net	77,134	699
Other assets	12,022	11,932

	$1,018,735	$945,729

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$ 86,521	$ 4,813
Accounts payable	46,503	42,923
Other accrued liabilities	47,348	36,042

Total current liabilities	180,372	83,778

Long-term debt	165,186	238,949
Deferred income taxes and other liabilities	25,844	15,310
Minority interest	44,782	45,817

Shareholders' equity:
Preferred stock, $0.01 par value,
2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value,
150,000 shares authorized, 41,421 shares issued and outstanding at July 30, 2006 and 41,304 shares issued and outstanding
at October 30, 2005	414	413
Additional paid-in capital	376,725	374,326
Retained earnings	192,832	173,320
Accumulated other comprehensive income	32,609	13,850
Deferred compensation on restricted stock	(29)	(34)

Total shareholders' equity	602,551	561,875

	$1,018,735	$945,729

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended

	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005

Net sales	$108,160	$114,901	$339,579	$328,977

Costs and expenses:

Cost of sales	75,256	75,350	228,685	218,990

Selling, general and administrative	15,524	13,762	46,438	40,001

Research and development	6,741	7,908	22,985	23,803

Consolidation, restructuring and related charges	1,790	-	13,216	-

Operating income	8,849	17,881	28,255	46,183

Other income (expense), net
Interest expense	(2,989)	(2,820)	(9,002)	(8,307)
Investment and other income, net	1,715	4,773	13,294	5,179

Income before income taxes and minority interest	7,575	19,834	32,547	43,055

Income tax provision	1,692	3,596	9,324	8,048

Income before minority interest	5,883	16,238	23,223	35,007

Minority interest	(1,328)	(1,443)	(3,710)	(5,093)

Net income	$ 4,555	$ 14,795	$ 19,513	$ 29,914

Earnings per share:

Basic	$0.11	$0.42	$0.47	$0.89

Diluted	$0.11	$0.35	$0.45	$0.77

Weighted average number of common shares outstanding:

Basic	41,383	35,295	41,344	33,605

Diluted	41,735	45,269	51,036	43,320

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended

	July 30, 2006	July 31, 2005

Cash flows from operating activities:
Net income	$19,513	$29,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,594	64,406
Consolidation, restructuring and related charges	13,216	-
Changes in assets and liabilities:
Accounts receivable	(5,078)	(389)
Inventories	(597)	(46)
Other current assets	(4,514)	(5,455)
Accounts payable and other	(10,236)	16,231

Net cash provided by operating activities	79,898	104,661

Cash flows from investing activities:
Purchases of property, plant and equipment	(83,441)	(89,122)
Acquisition of additional interest in PK Ltd.	(8,432)	(40,350)
Proceeds from the sale of short-term investments and other	78,697	54,846
Investment in joint venture, technology and supply agreements	(120,505)	-
Purchases of short-term investments	(64,983)	(51,951)

Net cash used in investing activities	(198,664)	(126,577)

Cash flows from financing activities:
Proceeds from (repayments of) long-term debt, net	7,493	(56,200)
Proceeds from issuance of common stock	1,172	169,556

Net cash provided by financing activities	8,665	113,356

Effect of exchange rate changes on cash flows	(709)	(349)

Net increase (decrease) in cash and cash equivalents	(110,810)	91,091
Cash and cash equivalents at beginning of period	196,049	142,300

Cash and cash equivalents at end of period	$ 85,239	$233,391

Supplemental cash flow information:
Change in accrual for purchases of property, plant and equipment	$ 12,585	$(14,049)

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended July 30, 2006 and July 31, 2005
(unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND STOCK-BASED COMPENSATION

      Photronics, Inc. and its subsidiaries (the "Company" or "Photronics") is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays (FPD), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits (IC) and a variety of FPD and, to a lesser extent, other types of electrical and optical components.  The Company currently operates principally from nine manufacturing facilities, two of which are located in the United States, three in Europe, two in Taiwan, and one each in Korea and Singapore. A tenth facility in China is expected to begin production in the first quarter of the Company's fiscal 2007 year.

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

Stock-Based Compensation

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment." This pronouncement amends SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."  SFAS No. 123(R) requires that companies account for awards of equity instruments under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on October 31, 2005, using the modified prospective method. Subsequently compensation expense is recognized in its consolidated statements of income, over the service period that the awards are expected to vest.  The Company recognizes expense for all stock-based compensation with graded vesting granted on or after October 31, 2005 on a straight-line basis over the vesting period of the entire award.  For awards with graded vesting granted prior to October 31, 2005, the Company continues to recognize compensation cost over the vesting period following accelerated recognition as if each underlying vesting date represented a separate award. Stock-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates.  Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods.

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

     As a result of adopting SFAS 123(R) on October 31, 2005, the Company's income before income taxes and net income for the three and nine months ended July 30, 2006 is $0.4 million and $0.8 million, respectively, or $0.02 per share less for the nine months ended July 30, 2006, than if it had continued to account for share based compensation under APB Opinion No. 25. There has not been any change in the statement of cash flows as a result of adoption of SFAS 123(R).  As of July 30, 2006, the Company had 1,807,244 share options that were vested and currently exercisable, with a weighted-

average exercise price of $19.63, aggregate intrinsic value of $35.5 million and a weighted average remaining contractual term of 6.3 years. There were 2,606,032 options outstanding at July 30, 2006, with a weighted average exercise price of $18.80 and a weighted average remaining life of 7.3 years.    As of July 30, 2006, the Company had 291,000 restricted stock awards subject to restrictions not yet lapsed, with a weighted average remaining term of 3.5 years.  On July 30, 2006 the total compensation cost related to non-vested awards not yet recognized is approximately $9.1 million, with a weighted average expected amortization period of 5 years. No equity awards were settled in cash during the periods presented.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the three and nine months ended July 31, 2005 (in thousands):

	Period Ended July 31, 2005

	Three Months	Nine Months

Net income	$14,795	$29,914

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	91	166

Less: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(2,782)	(5,878)

Pro forma net income	$12,104	$24,202

Basic earnings per share:
As reported	$0.42	$0.89
Pro forma	$0.34	$0.72

Diluted earnings per share:
As reported	$0.35	$0.77
Pro forma	$0.29	$0.63

     During the three and nine month periods ended July 30, 2006, the Company incurred approximately $0.6 million and $1.3 million, respectively, in expense for its stock-based compensation plans, substantially all of which is in selling, general and administrative expenses. Of these amounts, approximately $0.4 million and $0.8 million, respectively, is attributed to adopting SFAS No. 123(R), and approximately $0.2 million and $0.5 million, respectively, relates to restricted stock awards.

     The fair value of option and ESPP grants are estimated using the Black Scholes option pricing model. The fair value and weighted average assumptions used for the nine months ended July 30, 2006 and July 31, 2005 are noted in the following table. Expected volatility is based on the historical volatility of the Company's stock. The Company uses historical option exercise behavior and employee termination data to estimate option life, which represents the period of time that the options granted are expected to remain outstanding.  The risk-free rate of return for the estimated life of the option is based on the U.S. treasury yield curve in effect at the time of grant.

	Stock Options		ESPP Rights

	Nine Months Ended		Nine Months Ended

	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005

Weighted average fair value	$8.52	$7.47	$7.99	$5.76

Volatility	55%	61%	61%	60%

Risk-free rate of return	4.78%	3.75%	3.38%	1.99%

Dividend yield	0.0%	0.0%	0.0%	0.0%

Weighted average life	4.5 years	3.0 years	1.0 year	1.0 year

     The Company has several stock-based compensation plans under which incentive and non-qualified stock options and restricted shares may be granted from shares authorized but unissued, treasury shares or shares reacquired by the Company. The plans permit the grant of a maximum of 4.7 million share options and shares to employees and outside directors. Option awards generally vest in one to four years, and have a 10-year contractual term. The vesting period for restricted shares has ranged from less than one to eight years. All incentive and non-qualified stock option grants must have an exercise price equal to the market value of the underlying common stock on the date of grant. The Company also has an Employee Stock Purchase Plan (ESPP), which permits employees to purchase a maximum of 900,000 shares. The ESPP shares are granted at 85% of the lower of the fair market value at the commencement of the offering or the last day of the payroll payment period. The vesting period for the ESPP plan is approximately one year.  Under the ESPP, 709,829 shares were issued as of July 30, 2006, and up to 51,082 shares are subject to outstanding subscriptions.  The Company also grants restricted stock awards annually.  The restrictions on these awards lapse over a service period ranging from less than one to four years.  Restricted stock awards of 285,000 and 24,000 shares were awarded during the nine month periods ended July 30, 2006 and July 31, 2005, respectively, at a weighted average market price per share of $16.59 and $16.65, respectively.  Compensation expense is recognized over the period of restrictions.  A summary of option activity under the option plans, as of July 30, 2006, and changes during the nine months then ended follows:

	Shares	Weighted Average Exercise Price Per Share

Balance at October 31, 2005	2,142,670	$19.46
Granted	10,750	15.11
Exercised	(28,191)	10.67
Cancelled	(73,977)	23.81

Balance at January 29, 2006	2,051,252	19.40
Granted	-	-
Exercised	(21,507)	13.69
Cancelled	(12,412)	22.12

Balance at April 30, 2006	2,017,333	19.45
Granted	671,950	16.99
Exercised	(31,271)	12.55
Cancelled	(51,980)	22.82

Balance at July 30, 2006	2,606,032	18.80

	Range of Exercise Prices

	$9.74 - $12.99	$13.00 - $22.73	$22.74 - $32.47

Outstanding:
Number of options	151,584	1,827,429	627,019
Weighted average remaining years	4.9	7.8	6.5
Weighted average exercise prices	$12.37	$16.97	$25.67

Exercisable:
Number of options	139,771	1,040,454	627,019
Weighted average exercise prices	$12.37	$16.97	$25.67

NOTE 2 -  JOINT VENTURE, TECHNOLOGY LICENSE
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

     Photronics is currently in the process of estimating the fair values of its $135 million investment in MP Mask and the related technology and supply agreements.  Fair values are being determined based on independent appraisals and management estimates.  During the three month period ended July 30, 2006, the Company initially allocated $65 million to its investment in MP Mask and $70 million to the related technology and supply agreements.  The Company intends to finalize its estimates for the fair values of these assets during the three month period ending October 29, 2006.  Accordingly, the Company accounts for its interest in the joint venture using the equity method of accounting. The Company's proportionate share of income or losses from its investment in the joint venture is recorded in other income and expense.

NOTE 3 - ACQUISITION OF ADDITIONAL SHARES OF PK LTD.

     During the first quarter of fiscal 2006, Photronics invested $8.4 million to purchase additional shares of PK Ltd. (PKL), its non-wholly owned subsidiary in Korea.  This transaction increased the Company's ownership in PKL from 96.5% as of October 30, 2005 to 99.7% as of July 30, 2006. During 2005, the Company invested $58.3 million to purchase additional shares of PKL which increased the Company's ownership in PKL from 75% at October 31, 2004 to 96.5% at October 30, 2005.  The Company has completed its analysis of fair value attributes of the additional ownership through the use of independent appraisals and management estimates, and has reallocated values that were preliminarily allocated to goodwill to PKL's customer relationships and patents which are included in "Other Intangible Assets," net, for $7.2 million and $0.2 million, respectively, both of which are being amortized over 10 years.

NOTE 4 - COMPREHENSIVE INCOME

      The following table summarizes comprehensive income for the three and nine months ended July 30, 2006 and July 31, 2005 (in thousands):

	Three Months Ended		Nine Months Ended

	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005

Net income	$4,555	$14,795	$19,513	$29,914

Other comprehensive income:
Change in unrealized net gains on investments,
net of tax	550	556	(678)	174

Foreign currency translation adjustments	(1,237)	(4,010)	19,437	6,522

	(687)	(3,454)	18,759	6,696

Total comprehensive income	$3,868	$11,341	$38,272	$36,610

NOTE 5 - EARNINGS PER SHARE

     The calculation of basic earnings per common share and diluted earnings per common share is presented below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005

Net income	$4,555	$14,795	$19,513	$29,914

Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effect	-	1,086	3,257	3,257

Earnings for diluted earnings per share	$4,555	$15,881	$22,770	$33,171

Weighted average common shares computations:
Weighted average common shares used for basic earnings per share	41,383	35,295	41,344	33,605

Effect of dilutive securities:
Convertible notes	-	9,441	9,441	9,441
Employee stock options	352	533	251	274

Dilutive potential common shares	352	9,974	9,692	9,715

Weighted average common shares used for diluted earnings per share	41,735	45,269	51,036	43,320

Basic earnings per share	$0.11	$0.42	$0.47	$0.89
Diluted earnings per share	$0.11	$0.35	$0.45	$0.77

     The effect of the potential conversion of some of the Company's convertible subordinated notes and the exercise of certain stock options was antidilutive. The following table shows the amount of incremental shares outstanding that would have been added if the assumed conversion of convertible subordinated notes and stock options had been dilutive.

	Three Months Ended		Nine Months Ended

	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005

Convertible notes	11,795	2,705	2,354	2,904

Employee stock options	1,472	609	1,166	839

Total potentially dilutive shares excluded	13,267	3,314	3,520	3,743

NOTE 6 - INVESTMENTS

     Short-term investments at July 30, 2006 and October 30, 2005 consist of available-for-sale fixed income and marketable equity securities. Long-term investments of $1,238 at July 30, 2006 and $1,537 at October 30, 2005 included in "Other Assets" primarily consist of available-for-sale equity securities, where fair values were determined based upon quoted market prices. For investments with no quoted market price, the estimated fair value is based upon the financial condition and the operating results and projections of the investee and is considered to approximate cost.

      Available-for-sale investments at July 30, 2006 were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Short-term debt investments:

Auction rate securities	$33,600	$ -	$ -	$33,600

Foreign bond funds and other	45,118	143	(267)	44,994

Total short-term investments	78,718	143	(267)	78,594

Long-term equity investments	93	1,145	-	1,238

	$78,811	$1,288	$(267)	$79,832

     Available-for-sale investments at October 30, 2005 were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Short-term debt investments:

Corporate bonds	$10,655	$ 27	$ (27)	$10,655

U.S. government and agency securities	14,113	-	(127)	13,986

Auction rate securities	20,000	-	-	20,000

Foreign bond funds and other	39,442	350	(213)	39,579

	84,210	377	(367)	84,220

Short-term equity fund	5,000	1,380	-	6,380

Total short-term investments	89,210	1,757	(367)	90,600

Long-term equity investments	134	1,403	-	1,537

	$89,344	$3,160	$(367)	$92,137

     In determining whether investment holdings are other than temporarily impaired, the Company considers the nature, cause, severity and duration of the impairment.  The Company and its investment advisors used analyst reports, credit ratings or other items as part of its review.  No investments were considered to be other than temporarily impaired as of July 30, 2006.

     The maturities of available-for-sale short-term debt investments as of July 30, 2006 were as follows (in thousands):

	Cost Basis	Estimated Fair Value

Due in one year or less	$27,318	$27,214

Due after one year through five years	17,800	17,780

Due after five years through nine years	-	-

Due after ten years	33,600	33,600

	$78,718	$78,594

NOTE 7 - RESTRUCTURING

     In March of 2006, the Company implemented a restructuring program to streamline its operating infrastructure in North America.  The actions include the closing of its Austin, Texas manufacturing facility and ceasing its Austin, Texas research and development activities.  The Company recorded total restructuring charges of $13.2 million or $0.26 per diluted share during the nine month period ended July 30, 2006, primarily comprised of facility and equipment impairment at the Austin facility.

     The restructure charges for the nine months ended July 30, 2006 included the following:

	Cash	Non Cash	Total

Asset impairments	$ 767	$ 9,914	$10,681

Termination benefits	1,080	-	1,080

Lease and other	1,154	301	1,455

	$3,001	$10,215	$13,216

     The asset impairments relate primarily to the write-down of the building and related improvements to the Austin, Texas facility and certain machinery and equipment.  The termination benefits are comprised of severance-related payments for employees terminated in connection with this restructuring program.  Lease and other restructuring costs are primarily related to the planned settlement of existing lease obligations.

     As of July 30, 2006, the Company expects to incur additional restructuring costs in the three month period ending October 29, 2006 of approximately $2 to $4 million for equipment redeployment and other related costs.

     The following tables set forth the Company's restructuring reserve as of July 30, 2006 and reflects the activity affecting the reserve for the three and nine months then ended (in thousands):

	Three Months Ended
	July 30, 2006

	April 30, 2006	Charges	Credits	July 30, 2006

Manufacturing capacity reduction and other	$ 302	$1,966	$(1,967)	$ 301

Workforce reductions	1,080	(176)	(604)	300

Leases and other	2,631	-	(246)	2,385

Total	$4,013	$1,790	$(2,817)	$2,986

	Nine Months Ended
	July 30, 2006

	October 30, 2005	Charges	Credits	July 30, 2006

Manufacturing capacity reduction and other	$ -	$10,681	$(10,681)	$ -

Workforce reductions	-	1,080	(780)	300

Leases and other	2,245	1,455	(1,014)	2,686

Total	$2,245	$13,216	$ 12,475	$2,986

     The following tables set forth the Company's restructuring reserve as of July 31, 2005 and reflects the activity affecting the reserves for the three and nine months then ended (in thousands):

	Three Months Ended
	July 31, 2005

	May 1, 2005	Charges	Credits	July 31, 2005

Leases and other	$3,482	$ -	$(518)	$2,964

	Nine Months Ended
	July 31, 2005

	October 31, 2004	Charges	Credits	July 31, 2005

Leases and other	$4,717	$ -	$(1,753)	$2,964

NOTE 8 - GEOGRAPHIC INFORMATION

     The Company operates in a single industry segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors and FPDs.  The Company's net sales, operating income (loss) and identifiable assets by geographic area as of and for the three and nine months ended July 30, 2006 and July 31, 2005 were as follows (in thousands):

	Three Months		Nine Months		As of July 30, 2006

	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)	Total Assets

July 30, 2006:

North America	$ 28,956	$(3,729)	$ 94,002	$(21,286)	$ 449,910

Europe	20,017	3,781	59,829	12,897	112,400

Asia	59,187	8,797	185,748	36,644	456,425

	$108,160	$ 8,849	$339,579	$ 28,255	$1,018,735

	Three Months		Nine Months		As of July 31, 2005

	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)	Total Assets

July 31, 2005:

North America	$ 36,155	$ 1,498	$103,518	$ (447)	$ 542,121

Europe	18,584	2,335	56,445	7,231	109,256

Asia	60,162	14,048	169,014	39,399	353,153

	$114,901	$17,881	$328,977	$46,183	$1,004,530

NOTE 9 - INCOME TAXES

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

NOTE 10 - OTHER RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2006, FASB issued FASB Interpretation Number 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective as of the beginning of the Company's 2008 fiscal year.   The Company is evaluating the impact, if any, that this statement will have on its consolidated financial statements.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments."  SFAS No. 155 permits fair value re-measurement for any hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation.  As of July 30, 2006, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155.   This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 2006.

     In November 2005, the FASB issued SFAS 115-1 and SFAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments."  This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary, and the measurement of impairment losses.  It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company adopted this FSP early and it had no impact on its financial position, results of operations or cash flows.

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 did not have a significant effect on the Company's consolidated financial statements.

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

     The Company sells substantially all of its photomasks to semiconductor designers and manufacturers, and manufacturers of Flat Panel Displays (FPDs). Photomask technology is also being applied to the fabrication of other higher performance electronic products such as photonics, micro-electronic mechanical systems and certain nanotechnology applications. The Company's selling cycle is tightly interwoven with the development and release of new semiconductor designs and flat panel applications, particularly as it relates to the semiconductor industry's migration to more advanced design methodologies and fabrication processes. The Company believes that the demand for photomasks primarily depends on design activity rather than sales volumes from products produced using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. In addition, the reduced use of customized integrated circuits (ICs), a reduction in design complexity or other changes in the technology or methods of manufacturing semiconductors or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks even if demand for semiconductors and FPDs increases. Advances in semiconductor and photomask design and semiconductor production methods could reduce the demand for photomasks. Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices. The semiconductor industry had been in a downturn from

2001 until the end of 2003, which had a significant impact on the net sales and operating results of a majority of those companies in the industry.

     As of July 2006, state-of-the-art for semiconductor masks is considered to be 65 nanometer and Generation 6 - Generation 7 process technology, while 90 nanometer is being moved into volume production.  130 and 180 nanometer and Generation 3 through Generation 5 process technology for FPDs constitute the majority of high performance designs being fabricated in volume today. The Company expects there to be an increase in 90 nanometer designs moving to wafer fabrication throughout fiscal 2006 and believes it is well positioned to service an increasing volume of this business through investments in manufacturing process and technology in the global regions where its customers are located.   The Company currently produces FPD photomasks at its existing facility in Korea and its recently constructed new facility in Taichung, Taiwan.  The Company is in the advanced stages of construction of a new photomask facility in Shanghai, China, with production expected to begin in the first quarter of the Company's fiscal 2007.

     The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, the Company will be required to continually anticipate, respond to and utilize changing technologies. In particular, the Company believes that as semiconductor geometries continue to become smaller it will be required to manufacture complex optically enhanced reticles, including optical proximity correction and phase-shift photomasks. Additionally, demand for photomasks has been, and could in the future be adversely affected by changes in methods of semiconductor manufacturing (which could affect the type or quantity of photomasks utilized), such as changes in semiconductor demand that favor field programmable gate arrays and other semiconductor designs that replace application-specific integrated circuits. Through the third quarter of fiscal 2006, the Company had not experienced a significant loss of revenue as a result of alternative semiconductor design methodologies. Additionally, increased market acceptance of alternative methods of transferring circuit designs onto semiconductor wafers, such as direct-write lithography, could reduce or eliminate the need for photomasks. Through the third quarter of fiscal 2006, direct-write lithography has not been proven to be a commercially viable alternative to photomasks, as it is considered too slow for high volume semiconductor wafer production. However, should direct-write or any other alternative methods of transferring integrated circuit designs to semiconductor wafers be done without the use of photomasks, the Company's business and results of operations would be materially adversely affected. If the Company is unable to anticipate, respond to, or utilize these or other changing technologies, due to resource, technological or other constraints, its business and results of operations could be materially adversely affected.

     Both revenues and costs have been affected by the increased demand for high-end technology photomasks that require more advanced manufacturing capabilities but generally command higher average selling prices. To meet the technological demands of its customers and position the Company for future growth, the Company continues to make substantial investments in high-end manufacturing capability both at existing and new facilities. The Company's cash payments for capital expenditures for new facilities and equipment to support its customers' requirements for high technology products were an aggregate of approximately $246 million for the three fiscal years ended October 30, 2005, plus $83.4 million during the first nine months of fiscal 2006, resulting in significant increases in operating expenses. Based on the anticipated technological changes in the industry, the Company expects these trends to continue.  The Company anticipates capital expenditures to be approximately $120 million for the fiscal year ending October 29, 2006.

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

     As of July 2006, the vast majority of photomasks produced for the semiconductor industry employ geometries of 130 nanometers or larger. In the FPD market, a majority of photomasks produced are to support Generation 3 to Generation 5 processes.  At these technologies, the Company can produce full lines of photomasks and there is no significant technology employed by the Company's competitors that is not available to the Company. Recently, a limited amount of semiconductor fabrication has begun utilizing 90 nanometer and Generation 6 (G6) and Generation 7 (G7) processes. The Company is currently capable of producing a broad range of photomasks at still smaller geometries, and has begun accelerating its efforts to support the development and production of photomasks for both the 65 nanometer and 45 nanometer technology nodes in semiconductors and Generation 8 in FPD.  The Company's yields on FPD photomasks compare favorably with its competitors, however, as is typical of industries in the midst of technological change, some of the Company's IC photomask competitors may be able to achieve higher manufacturing yields than the Company when producing these smaller geometry photomasks, in part because these competitors may have completed more cycles of learning than the Company in this area and in part because of the Company's need to replicate production of these complex photomasks at its three advanced technology locations worldwide.

     On May 5, 2006, Photronics and Micron Technology, Inc. ("Micron") entered into a joint venture known as MP Mask Technology Center, LLC ("MP Mask"). The joint venture develops and produces photomasks for leading-edge and advanced next generation semiconductors. As part of the formation of the joint venture, Micron contributed its existing photomask technology center located at its Boise headquarters to MP Mask and Photronics paid Micron $120 million on the date of closing and will pay Micron an additional $7.5 million on each of the first and second anniversaries of the closing date in exchange for a 49.99% interest in MP Mask and a license for photomask technology of Micron and certain supply agreements.

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

     In March of 2006, the Company committed to and began implementing a restructuring program to streamline its operating infrastructure in North America.  The actions include the announced closing of the Austin, Texas manufacturing and R&D center and the relocation of the development and manufacturing work to other facilities within the global network.  The Company recorded total restructuring charges of $13.2 million or $0.26 per diluted share in the nine months ended July 30, 2006. The Company anticipates that it will incur additional related restructuring charges, in the range of $2 to $4 million, during the three month period ended October 29, 2006.

Material Changes in Results of Operations
Three and Nine Months ended July 30, 2006 versus July 31, 2005

     Note: All of the following tabular comparisons, unless otherwise indicated, are for the quarters ended July 30, 2006 (Q3 2006) and July 31, 2005 (Q3 2005) and for the nine months ended July 30, 2006 (YTD 2006) and July 31, 2005 (YTD 2005) in thousands:

     The following table represents selected operating information expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended

	Q3 2006	Q3 2005	YTD 2006	YTD 2005

Net sales	100%	100%	100%	100%

Cost of sales	69.6	65.6	67.3	66.6

Gross margin	30.4	34.4	32.7	33.4

Selling, general and administrative expenses	14.4	12.0	13.7	12.2

Research and development expenses	6.2	6.9	6.8	7.2

Consolidation, restructuring and related charges	1.6	-	3.9	-

Operating income	8.2	15.5	8.3	14.0

Other income (expense), net	(1.2)	1.7	1.3	(1.0)

Income before income taxes and minority interest	7.0	17.2	9.6	13.0

Income tax provision	1.6	3.1	2.7	2.4

Minority interest	(1.2)	(1.2)	(1.1)	(1.5)

Net income	4.2%	12.9%	5.8%	9.1%

Net Sales

	Three Months Ended			Nine Months Ended

	Q3 2006	Q3 2005	Percent Change	YTD 2006	YTD 2005	Percent Change

IC sales	$ 87.2	$ 94.2	(7.5)%	$264.6	$275.8	(4.1)%

FPD sales	21.0	20.7	1.7	75.0	53.2	41.2

Total net sales	$108.2	$114.9	(5.9)%	$339.6	$329.0	3.2%

     Net sales for Q3 2006 decreased (5.9%) to $108.2 million as compared to Q3 2005 as a result of reduced units and lower average selling prices (ASPs) for mainstream IC and FPD photomasks. Net sales of FPD photomasks were essentially flat during Q3 2006 as compared to Q3 2005, however, FPD sales of mainstream photomasks were also impacted by reduced ASPs and volumes. YTD 2006 net sales increased 3.2% to $339.6 million as compared to YTD 2005, primarily related to improved demand for high-end technology applications, which typically have higher average selling prices, for both IC and FPD photomasks. High-end photomask applications include mask sets for semiconductor designs at and below 130nm for ICs, and for FPD products using G6 and above technologies.   By geographic area, for Q3 2006 as compared to Q3 2005, net sales in Asia decreased $(1.0) million or (1.6%), North American sales decreased $(7.2) million or (19.9%), and

European sales increased $1.4 million or 7.7%.  By geographic area, for YTD 2006 compared to YTD 2005, net sales in Asia increased $16.7 million or 9.9%, North American sales decreased $(9.5) million or (9.2%), and European sales increased $3.4 million or 6.0%.

Gross Margin

	Three Months Ended			Nine Months Ended

	Q3 2006	Q3 2005	Percent Change	YTD 2006	YTD 2005	Percent Change

Gross margin	$32.9	$39.6	(16.8)%	$110.9	$110.0	0.8%

Percentage to sales	30.4%	34.4%		32.7%	33.4%

     Gross margin decreased to 30.4% of net sales for Q3 2006 as compared to 34.4% in Q3 2005 due to lower net sales and reduced utilization of the Company's expanded equipment base, including the Company's FPD manufacturing site in Taichung, Taiwan. The gross margin for YTD 2006 decreased to 32.7%, compared to 33.4% for YTD 2005 as a result of its expanded manufacturing capability in 2006.   The Company operates in a high fixed cost environment and to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.  The gross margin percentage throughout the remainder of fiscal 2006 could be negatively impacted by increased depreciation expense associated with the Company's capital expenditures as the Company increases its fixed cost manufacturing base, principally in Asia.

Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended

	Q3 2006	Q3 2005	Percent Change	YTD 2006	YTD 2005	Percent Change

Selling, general and administrative expenses	$15.5	$13.8	12.8%	$46.4	$40.0	16.1%
Percentage to sales	14.4%	12.0%		13.7%	12.2%

     Selling, general and administrative expenses increased $1.7 million and $6.4 million for Q3 2006 and YTD 2006 as compared to the same prior year periods.  The increases are primarily related to the Company's Asia expansion, which included start-up costs for the Company's Taiwan and China facilities, and to a lesser extent SFAS 123® expenses.

Research and Development

	Three Months Ended			Nine Months Ended

	Q3 2006	Q3 2005	Percent Change	YTD 2006	YTD 2005	Percent Change

Research and development	$6.7	$7.9	(14.8)%	$23.0	$23.8	(3.4)%
Percentage to sales	6.2%	6.9%		6.8%	7.2%

     Research and development expenditures for Q3 2006 and YTD 2006 decreased as compared to prior same year periods as a result of the Company closing its technology operations in Austin Texas, which were in part offset by the initial amortization of the Micron Technology Agreement.  Research and development expenditures consist primarily of global development efforts relating to high-end process technologies for advanced sub wavelength reticle solutions at and below 65 nanometers and next generation FPD technologies.

Restructuring

	Three Months Ended			Nine Months Ended

	Q3 2006	Q3 2005	Percent Change	YTD 2006	YTD 2005	Percent Change

Restructuring	$1.8	$ -	N/A	$13.2	$ -	N/A

     In the second quarter of 2006, the Company implemented a plan to streamline its operating infrastructure in North America by ceasing the manufacture and research and development of photomasks at its Austin, Texas facility.  The Company recorded a total restructuring charge of $13.2 million for YTD 2006, primarily comprised of a $10.7 million write-down of facilities and equipment.  The Company expects relating restructuring charges to be in the range of $2 to $4 million during the three month period ending October 29, 2006.

Other Income (Expense), Net

	Three Months Ended		Nine Months Ended

	Q3 2006	Q3 2005	YTD 2006	YTD 2005

Interest expense	$(3.0)	$(2.8)	$(9.0)	$(8.3)
Investment and other income, net	1.7	4.8	13.3	5.2

Other income (expense), net	$(1.3)	$ 2.0	$ 4.3	$(3.1)

     Interest expense increased for the three and nine months ended July 30, 2006 as compared to the same prior year periods due to increases in interest rates as the Company's interest rate swap contract effectively converted $100 million of its 4.75% fixed rate convertible subordinated notes to a variable rate.  Investment and other income, net, for Q3 2006 decreased compared to Q3 2005 due to reduced foreign exchange gains and the impact in Q3 2005 of a favorable settlement of an existing grant obligation.  For YTD 2006, the increase in investment and other net income, net, compared to the same prior year period, is due to foreign currency transaction gains, gains on the sale of certain investments, and increased investment income. Further, investment and other income, net, for YTD 2005 includes early extinguishment charges of $0.2 million and $1.2 million, respectively, relating to the redemption of the Company's 4.75% convertible subordinated notes.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended

	Q3 2006	Q3 2005	YTD 2006	YTD 2005

Income tax provision	$1.7	$3.6	$9.3	$8.0
Effective income tax rate	22.3%	18.1%	28.6%	18.7%

     The provision for income taxes for Q3 2006 was $1.7 million compared to $3.6 million for Q3 2005.  For YTD 2006 the provision for incomes taxes was $9.3 million compared to a provision of $8.0 million for YTD 2005.  The effective rate for YTD 2006 increased to 28.6% as compared to 18.7% for the comparable 2005 period, primarily as a result of consolidation, restructuring and related charges incurred in the nine months ended July 30, 2006 for which the Company was unable to record a related tax benefit due to net operating loss carryforwards in the U.S.  The effective tax rate is impacted by the Company's inability to record tax benefits on net operating losses generated in the U.S. and tax holidays and credits in certain foreign locations. The Company's operations have followed the recent migration of semiconductor industry fabrication to Asia, where the Company operates in countries where it is accorded favorable tax jurisdictions. The Company is accorded a tax holiday in Taiwan, which will expire in 2006. In Korea, various investment tax credits have been utilized to reduce the Company's effective income tax rate.

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

Minority Interest in Consolidated Subsidiaries

     Minority interest expense was $1.3 million and $3.7 million for Q3 2006 and YTD 2006. The expense reflects the minority interest in earnings of the Company's non-wholly owned subsidiaries in Taiwan and Korea. The Company's ownership in its subsidiary in Taiwan was approximately 58% at July 30, 2006 and October 30, 2005. During the first quarter of 2006, the Company increased its ownership in its subsidiary in Korea from 96.5% at October 30, 2005 to 99.7%, for an investment of $8.4 million.  The decreased minority interest expense for the three and nine months ended July 30, 2006 as compared to the same prior year periods was due to the Company's increased ownership of its subsidiary in Korea.

Liquidity and Capital Resources

     The Company's working capital decreased $202.9 million to $97.7 million at July 30, 2006, as compared to $300.6 million at October 30, 2005 as a result of the investment in MP Mask Technology Center (MP Mask) and related technology license and supply agreements with Micron Technology, Inc. (Micron), and the classification of $86.6 million of the Company's 4.75% convertible subordinated notes due in December of 2006 to current liabilities from long-term debt. Cash, cash equivalents and short-term investments at July 30, 2006 were $163.8 million compared to $286.6 million at October 30, 2005. The decrease in cash, cash equivalents and short-term investments during the nine months ended July 30, 2006 was primarily due to the $120.0 million payment for the investment in MP Mask and related technology license and supply agreements with Micron, $83.4 million cash payments for capital expenditures which exceeded $79.9 million net cash provided by operating activities by $3.5 million.  In addition, the Company invested an additional $8.4 million in PK Ltd. in Q1 of 2006.

     Cash provided by operating activities was $79.9 million for the nine months ended July 30, 2006, as compared to $104.7 million for the same period last year. This decrease was primarily due to higher accounts receivable balances resulting from increased revenues, increased FPD inventories in Taiwan and Korea, and higher net income in 2005.  Cash used in investing activities for the nine months ended July 30, 2006 was $198.7 million, which is comprised of $120 million for the initial payment to Micron for the formation of the MP Mask joint venture, capital expenditures of $83.4 million, and $8.4 million additional investment in PKL, offset by net proceeds from sales of short-term investments of $13.7 million.  Cash provided by financing activities was $8.7 million.  In the nine months ended July 31, 2005, cash provided by financing activities was $113.4 million which was primarily comprised of proceeds from the issuance of common stock of $169.6 million offset by the redemption of $51.4 million of the Company's 4.75% convertible subordinated notes.

     The Company's commitments represent investments in additional manufacturing capacity as well as advanced equipment for the production of high-end, more complex photomasks. At July 30, 2006, Photronics had commitments outstanding for capital expenditures of approximately $18 million. Additional commitments for capital expenditures are expected to be incurred during the remainder of fiscal 2006. The Company expects capital expenditures for fiscal 2006 to be approximately $120 million.

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

     In January of 2006, the Company announced its plans to build a NanoFab photomask fabrication facility in Korea to support the development and volume production of advanced photomask technologies.  If the Company proceeds with the construction of the NanoFab facility in Korea over the next several years, it expects the investment to range between $100 to $150 million, which includes the redeployment of certain manufacturing systems and process technologies.

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

Stock-Based Compensation

     On October 31, 2005, the Company adopted SFAS No. 123(R) using the modified prospective transition method. The Company now recognizes compensation expense in its consolidated statements of operations over the service period that the awards are expected to vest. During the nine month period ended July 30, 2006, the Company incurred approximately $1.3 million in expense for its stock-based compensation plans, substantially all of which is recorded in selling, general and administrative expenses. Of this amount, approximately $0.8 million is attributed to adopting SFAS No. 123(R), and approximately $0.5 million relates to restricted stock awards. As of July 30, 2006, approximately $9.1 million in stock-based compensation expense is attributable to non vested awards.  This expense will be amortized over the remaining weighted average vesting period of 5 years.

Business Outlook

     A majority of the Company's revenue growth has come from, and is expected to continue to come from, the Asian region as customers increase their use of manufacturing foundries located outside of North America and Europe. Additional revenue growth is also anticipated from North America and Europe as a result of utilizing technology licensed under the Company's technology license with Micron.  The Company's Korean and Taiwanese operations are non-wholly owned subsidiaries; therefore a portion of earnings generated at each location is allocated to the minority shareholders.

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

Effect of New Accounting Standards

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective as of the beginning of the Company's 2008 fiscal year.  The Company is evaluating the impact, if any, this statement will have on its consolidated financial statements.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments."  SFAS No 155 permits fair value re-measurement for any hybrid financial instruments that contains an embedded derivative that otherwise would require bifurcation.  As of July 30, 2006, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No 155.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 2006.

     In November 2005, the FASB issued SFAS No. 115-1 and SFAS No. 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary, and the measurement of impairment losses.  It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company's early adoption of this FSP had no impact on its financial position, results of operations or cash flows.

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 did not have a significant effect on the Company's consolidated financial statements.

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

     In the fourth quarter of fiscal year 2002, the Company entered into an interest rate swap contract, which effectively converted $100 million of its 4.75% fixed rate convertible subordinated notes to a variable rate. Contract payments are made on a LIBOR based variable rate (6.81% at July 30, 2006) and are received at the 4.75% fixed rate.

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

     The Company's primary net foreign currency exposures as of July 30, 2006 included the Korean won, Singapore dollar, New Taiwan dollar, euro and the British pound. As of July 30, 2006, a 10% adverse movement in the value of these currencies against the United States dollar would have resulted in a net unrealized pre-tax loss of $5.4 million. The Company's exposure to other foreign currency risks as of July 30, 2006, include the Japanese yen against the Korean won, for which the Company does not believe that a 10% change in the exchange rates of these currencies would have a material effect on its consolidated financial position, results of operations or cash flows.

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

Interest Rate Risk

     The majority of the Company's borrowings are in the form of its convertible subordinated notes, which bear interest at rates of 2.25% and 4.75% and certain foreign secured and unsecured notes payable which bear interest at rates between 5.85% and 6.12%. In addition, the interest rate swap contract discussed above subjects the Company to market risk as interest rates fluctuate and impacts the interest payments due on the $100 million notional amount of the contract. At July 30, 2006, the Company had approximately $33 million, net, in variable rate financial instruments which were sensitive to interest rate risk. A 10% change in interest rates would not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Act of 1934) as of July 30, 2006, the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of July 30, 2006, the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in Internal Control over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the Company's third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6.	EXHIBITS

	(a)	Exhibits

		Exhibit Number	Description

		10.23	Executive Employment Agreement between the Company and Soo Hong Jeong dated August 24, 2001, as amended March 18, 2004, November 28, 2005 and June 9, 2006.

		31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ SEAN T. SMITH

Sean T. Smith
Senior Vice President
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date:  September 7, 2006