Form 10-K
period 2006-10-29
PHOTRONICS INC
filed 2007-01-12
CIK 810136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 29, 2006

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission file number 0-15451

PHOTRONICS, INC. (Exact name of registrant as specified in its charter)
Connecticut (State or other jurisdiction of incorporation or organization)	06-0854886 (IRS Employer Identification Number)

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
Yes  o  No  x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  o  No  x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x  No  o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer  o  Accelerated Filer  x  Non-Accelerated Filer  o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  o  No x

As of April 30, 2006, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant common stock held by non-affiliates was approximately $691,782,231 (based upon the closing price of $17.97 per share as reported by the Nasdaq National Market on that date).

As of December 31, 2006, 41,781,580 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2006
Annual Meeting of Shareholders		Incorporated into Part III
to be held in March 2007		of this Form 10-K

Forward-Looking Information

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of Photronics, Inc. (the "Company"). These statements are based on management's beliefs, as well as assumptions made by and information currently available to management. Forward-looking statements may be identified by words like "expect", "anticipate", "believe", "plan", "projects", and similar expressions. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this annual report on Form 10-K, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, expectations with respect to future sales, financial performance, operating efficiencies and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. These factors may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward-looking statements include, but are not limited to, overall economic and business conditions; the demand and receipt of orders for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; changes in federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); the Company's ability to place new equipment in service on a timely basis; interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; economic and political conditions in international markets; the ability to obtain additional financings; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions and productivity programs; uncertainties with respect to the integration and management of MP Mask Technology Center, LLC (MP Mask); delays in the construction and equipping of the planned nanofab fabrication facilities; the timing, impact and other uncertainties of future acquisitions; the seasonal and cyclical nature of the semiconductor and flat panel display industries; the availability of capital; management changes; damage or destruction to the Company's facilities by natural disasters, labor strikes, political unrest or terrorist activity; the ability to fully utilize its tools; the ability of the Company to receive desired yields, pricing, product mix, and market acceptance of its products; changes in technology; and the ability of the Company to obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company's expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements.

PART I

ITEM 1.  BUSINESS

General

     Photronics, Inc. (the "Company") is a Connecticut corporation, organized in 1969. Its principal executive offices are located at 15 Secor Road, Brookfield, Connecticut 06804, telephone (203) 775-9000. Photronics, Inc. and its subsidiaries are collectively referred to herein as "Photronics" or the "Company." The Company's website is located at http://www.photronics.com. The Company makes available, free of charge through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed or furnished to the Securities and Exchange Commission. The information contained or incorporated in the Company's website is not part of these documents.

     Photronics, Inc. is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays (FPD), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits (IC) and a variety of FPDs and, to a lesser extent, other types of electrical and optical components. The Company operates principally from nine manufacturing facilities, two of which are located in the United States, three in Europe, two in Taiwan, and one each in Korea and Singapore. A tenth facility in China is expected to begin production in the second quarter of the Company's fiscal 2007 year. The Company is also constructing a U.S. nano facility under a build to suit lease agreement with Micron Technology, Inc., which is expected to be completed by calendar end 2007.

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

     The vast majority of photomasks produced for the semiconductor industry employ geometries of 130 nanometer or larger for ICs, and Generation 6 technologies or lower for FPDs. At these geometries, the Company can produce full lines of photomasks and there is no significant technology employed by the Company's competitors that is not available to the Company. Semiconductor fabrication also occurs below the 130 nanometer range for IC photomask and Generation 7 and above for FPD photomask technology. The Company is currently capable of producing a selective range of photomasks at these smaller geometries. However, as is typical of industries in the midst of technological change, some of the Company's competitors may be able to achieve higher manufacturing yields than the Company when producing these smaller geometry photomasks, in part because these competitors may have completed more cycles of learning than the Company in this area, and in part because of the Company's need to replicate production of these complex photomasks at its many locations worldwide. The Company believes that these cases are few and are not material to its business in the current fiscal year.

Sales and Marketing

     The market for photomasks primarily consists of domestic and international semiconductor and FPD manufacturers and designers, including a limited number of manufacturers who have the capability to manufacture photomasks. Generally, the Company and each of its customers engage in a qualification and correlation process before the Company becomes an approved supplier. Thereafter, the Company typically negotiates pricing parameters for a customer's orders based on the customer's specifications. Some prices may remain in effect for an extended period. In some instances, the Company enters into purchase arrangements, based on the understanding that, as long as the Company's performance is competitive, the Company will receive a specified percentage of that customer's photomask requirements.

     The Company conducts its sales and marketing activities primarily through a staff of full-time sales personnel and customer service representatives who work closely with the Company's management and technical personnel. In addition to the sales personnel at the Company's manufacturing facilities, the Company has sales offices throughout the United States, Europe and Asia.

     The Company supports international customers through both its domestic and international facilities. The Company considers its presence in international markets important to attracting new customers, providing global solutions to its existing customers, and serving customers that utilize manufacturing foundries outside of the United States, principally in Asia. For a statement of the amount of net sales, operating income or loss, and identifiable assets attributable to each of the Company's geographic areas of operations, see Note 16 to the Company's consolidated financial statements.

Customers

     The Company primarily sells its products to leading semiconductor manufacturers. The Company's largest customers during the fiscal year ended October 29, 2006 ("fiscal 2006"), included the following:

Analog Devices Inc.	Maxim Integrated Products, Inc.
Atmel Corp.	National Semiconductor Corporation
Beijing BOE Optoelectronics Tech. Co. Ltd.	NXP Semiconductors (formerly Philips Semiconductor Manuf., Inc.)
Chartered Semiconductor Manufacturing, Ltd.	ON Semiconductor Corporation
Fairchild Semiconductor Intl., Inc.	Polarfab Semiconductor, Inc.
Freescale Semiconductor, Inc.	Samsung Electronics Co., Ltd.
HannStar Display Corp.	ST Microelectronics, Inc.
Jazz Semiconductor, Inc	Systems on Silicon Mfg. Co., Pte. Ltd.
LG Philips LCD Co., Ltd.	Texas Instruments Incorporated
Magnachip Semiconductor	United Microelectronics Corp.

     During fiscal year 2006, the Company sold its products and services to approximately 600 customers. Samsung Electronics Co., Ltd. accounted for approximately 25%, 24% and 18% of the Company's net sales in fiscal 2006, 2005 and 2004, respectively. This included sales of both IC and FPD photomasks. The Company's five largest customers, in the aggregate, accounted for approximately 46% in fiscal 2006, 42% in fiscal 2005 and 40% in fiscal 2004, of net sales. A significant decrease in the amount of sales to any of these customers could have a material adverse effect on the financial performance and business prospects of the Company.

Seasonality

     The Company's quarterly revenues can be affected by the seasonal purchasing of its customers. The Company is typically impacted during its first quarter by the North American and European holiday periods as some customers reduce their effective workdays and orders during this period. Additionally, the Company can be impacted during its first or second quarter by the Asian New Year holiday period which also may reduce customer orders. For fiscal 2007, the Asian New Year holiday will be in the Company's second fiscal quarter, while in fiscal 2006, the holiday was in the Company's first fiscal quarter. At times, the Company's first quarter revenues have been down sequentially by as much as 10%. During the past three years, the second quarter resulted in increased sequential revenues of 7% to 12%.

Research and Development

     The Company conducts its primary research and development activities in the MP Mask joint venture operation with secondary and site specific research and development programs in various locations around the world. The MP Mask research and development programs coupled with site specific research and development initiatives are designed to advance the Company's leadership in technology and manufacturing efficiency. The Company also conducts research and development activities to support advanced product integration including but not limited to numerical modeling and simulation of photomask processes, fabrication, and delivery of product prototypes for next generation customer needs and development of software tools and workflows necessary for effective integration of the most advanced mask-based optical lithography solutions. Currently, research and development activities are focused on 65, 45 and 32 nanometer node photomask processes and Generation 8 FPD technology. The Company believes these core competencies will continue to be a critical part of semiconductor manufacturing as optical lithography continues to scale device capabilities at and below 90 nanometer. The Company has incurred research and development expenses of $27.3 million, $32.2 million and $30.5 million in fiscal 2006, 2005 and 2004, respectively. The Company believes that it owns or controls valuable proprietary information necessary for its business as presently conducted. This includes trade secrets as well as patents. Recently, the Company has either applied for or been granted patents pertaining to its manufacturing processes. The Company believes that its intellectual property is and will continue to be important to the Company's technical leadership in the field of photomasks.

Patents and Trademarks

     The Company owns or has rights to approximately 30 patents in the United States. The general subject matter of these patents relates to the manufacture of photomasks themselves and the use of photomasks to manufacture other products.  The expiration dates of these patents range from 2011 to 2023. Additionally, pursuant to the technology license agreement with Micron Technology, Inc. (Micron), the Company has access to certain technology of Micron and MP Mask. The Company also has a number of trademarks and trademark registrations in the United States and in other countries.

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

Materials, Supplies and Equipment

     Raw materials used by the Company generally include high precision quartz plates (including large area plates), which are used as photomask blanks, primarily obtained from Japanese and Korean suppliers; pellicles and electronic grade chemicals, which are used in the manufacturing process; and compacts, which are durable plastic containers in which photomasks are shipped. These materials are generally sourced from several suppliers and the Company is not dependent on any one supplier for its raw materials. The Company believes that its utilization of a select group of strategic suppliers enables it to access the most advanced materials technologically available. On an ongoing basis, the Company continues to consider additional supplier sources.

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

International Operations

      International sales were approximately 73%, 69% and 64% of the Company's sales in fiscal 2006, 2005 and 2004, respectively. The Company believes that maintaining significant international operations requires it to have, among other things, a local presence in the markets in which it operates. This requires a significant investment in financial, management, operational and other resources.

     Operations outside the United States are subject to inherent risks, including fluctuations in exchange rates, political and economic conditions in various countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing international operations, longer accounts receivable collection cycles and potentially adverse tax consequences. These factors may have a material adverse effect on the Company's ability to generate sales outside the United States and, consequently, on its business and results of operations.

     Note 16 of the Notes to Consolidated Financial Statements reports net sales, operating income (loss) and total assets by geographic region.

Competition

     The photomask industry is highly competitive and most of the Company's customers utilize multiple photomask suppliers. The Company's ability to compete depends primarily upon the consistency of product quality and timeliness of delivery, as well as pricing, technical capability and service. The Company also believes that proximity to customers is an important factor in certain markets where cycle time from order to delivery is critical. Certain competitors have substantially greater financial, technical, sales, marketing and other resources than the Company. The Company believes that consistency of product quality, timeliness of delivery and price are the principal factors considered by customers in selecting their photomask suppliers. The Company's inability to meet these requirements could adversely affect its sales. The Company believes that it is able to compete effectively because of its dedication to customer service, its investment in state-of-the-art photomask equipment and facilities and its experienced technical employees.

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

Employees

     As of October 29, 2006, the Company and its majority-owned subsidiaries had approximately 1,500 full-time and part-time employees. The Company believes it offers competitive compensation and other benefits and that its employee relations are good. Except for certain employees in the United Kingdom, none of its employees are represented by a union.

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

     The photomask industry has been and is expected to continue to be characterized by technological change and evolving industry standards. In order to remain competitive, the Company will be required to continually anticipate, respond to and utilize changing technologies of increasing complexity in both traditional and emerging markets that it serves. In particular, the Company believes that, as semiconductor geometries continue to become smaller and FPDs become larger with improved performance, it will be required to manufacture increasingly complex photomasks. Additionally, demand for photomasks has been, and could in the future be adversely affected by changes in methods of fabricating semiconductors and high performance electronics (that could affect the type or quantity of photomasks utilized), such as changes in semiconductor demand that favor field programmable gate arrays and other semiconductor designs that replace application-specific ICs. Additionally, increased market acceptance of alternative methods of IC designs onto semiconductor wafers, such as direct-write lithography, could reduce or eliminate the need for photomasks entirely in the production of semiconductors. Through fiscal 2006, direct-write lithography has not been proven to be a commercially viable alternative to photomasks, as it is considered too slow for high volume semiconductor wafer production. However, should direct-write or any other alternative methods of transferring IC designs to semiconductor wafers without the use of photomasks achieve market acceptance, the Company's business and results of operations would be materially adversely affected. If the Company is unable to anticipate, respond to or utilize these or other changing technologies, due to resource, technological or other constraints, its business and results of operations could be materially adversely affected.

The Company's operations will continue to require substantial capital, which it may not be able to obtain.

     The manufacture of photomasks requires substantial investments in high-end manufacturing capability at existing and new facilities. The Company expects that it will be required to continue to make substantial capital expenditures to meet the technological demands of its customers and to position it for future growth. The Company's anticipated cash-based capital expenditures for fiscal 2007 are expected to be in the range of $120 million to $150 million, though the range may be greater should conditions warrant. The Company cannot provide assurance that it will be able to obtain the additional capital required in connection with its operations on reasonable terms, if at all, or that any such expenditures will not have a material adverse effect on its business and results of operations.

The Company's agreements with Micron Technology, Inc. have several risks.

     On May 5, 2006, Photronics and Micron entered into a joint venture known as MP Mask. The joint venture develops and produces photomasks for leading-edge and advanced next generation semiconductors. As part of the formation of the joint venture, Micron contributed its existing photomask technology center located at its Boise, Idaho headquarters to MP Mask and Photronics paid Micron $120 million on the date of closing and will pay Micron an additional $7.5 million on each of the first and second anniversaries of the closing date in exchange for a 49.99% interest in MP Mask and a license for photomask technology of Micron and certain supply agreements.

     Photronics and Micron have started construction of an independent state-of-the-art nanofab facility (the "New NanoFab") in Boise, Idaho, for volume production of advanced technology photomasks. The New NanoFab will be constructed by Micron, equipped and operated by Photronics and subject to a lease purchase in favor of Photronics; its cost is estimated to be in the range of $55 to $65 million. Photronics' total investment in the purchase and equipping of the New NanoFab is expected to fall within a range of $150 million to $200 million and may include redeployment of some existing Photronics assets. This New NanoFab is expected to be completed and to begin production in the first half of fiscal 2008.

     Failure by Photronics or Micron to comply or execute under any of these agreements, to capitalize on the use of existing technology, further development of technology, or complete construction of the New NanoFab on schedule,   could result in a significant disruption to the Company's business and technology activities, and could adversely affect the Company's operations and cash flows.

The Company has been dependent on sales to a limited number of large customers; the loss of any of these customers or any reduction in orders from these customers could materially affect its sales.

     Historically, the Company has sold a significant proportion of its products and services to a limited number of semiconductor manufacturers and, more recently, to service a growing demand from FPD manufacturers. During fiscal 2006, one customer, Samsung Electronics Co., Ltd, accounted for approximately 25% of the Company's net sales. The Company's five largest customers, in the aggregate, accounted for 46% of net sales in fiscal 2006, 42% in fiscal 2005, and 40% in fiscal 2004. None of the Company's customers has entered into a long-term agreement with the Company requiring them to purchase the Company's products. The loss of a significant customer or any reduction or delay in orders from any significant customer, including reductions or delays due to customer departures from recent buying patterns, or market, economic or competitive conditions in the semiconductor or FPD industries, could have a material adverse effect on the Company's financial performance and business prospects. The continuing consolidation of semiconductor manufacturers may increase the likelihood and adverse effect of losing a significant customer.

The Company depends on a small number of suppliers for equipment and raw materials and, if the Company's suppliers do not deliver their products to them, the Company may be unable to deliver its products to its customers.

     The Company relies on a limited number of photomask equipment manufacturers to develop and supply the equipment it uses. These equipment manufacturers currently require lead times of up to 12 months between the order and the delivery of certain photomask imaging and inspection equipment. The failure of such manufacturers to develop or deliver such equipment on a timely basis could have a material adverse effect on the Company's business and results of operations. Further, the Company relies on equipment manufacturers to develop future generations of manufacturing equipment to meet its requirements. In addition, the manufacturing equipment necessary to produce advanced photomasks could become prohibitively expensive.

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

     The Company is completing construction of a new photomask manufacturing facility in Shanghai, China, with production expected to start in the second quarter of fiscal 2007. The Company has experienced in the past difficulties and delays in ramping up new production facilities. The Company cannot provide assurance that this new facility will be completed on a timely basis or that it will not experience difficulties or delays in ramping up production.

     In 2006, the Company completed construction of a new FPD photomask manufacturing facility in Taichung, Taiwan.  The Company cannot provide assurance that it will ramp up this new facility to anticipated production levels or that it will not experience any production or other difficulties.

The Company's prior and future acquisitions may entail certain operational and financial risks.

     The Company has made significant acquisitions throughout its history. Acquisitions have focused on increasing its manufacturing presence in Asia, including its acquisition of Photronics Semiconductor Mask Corporation (PSMC), a Taiwanese photomask manufacturer, in 2000 and PK, Ltd. (PKL), a Korean photomask manufacturer, in 2001 and increasing the technology base through the MP Mask joint venture between Photronics and Micron in 2006. The Company may make additional acquisitions in the future. Acquisitions place significant demands on the Company's administrative, operational and financial personnel and systems. Managing acquired operations entails numerous operational and financial risks, including difficulties in the assimilation of acquired operations, diversion of management's attention from other business concerns, managing assets in multiple geographic regions, amortization of acquired intangible assets and potential loss of key employees of acquired operations. Sales of acquired operations also may decline following an acquisition, particularly if there is an overlap of customers served by the Company and the acquired operation, and these customers transition to another vendor in order to ensure a second source of supply. Furthermore, the Company may be required to utilize its cash reserves and/or issue new securities for future acquisitions, which could have a dilutive effect on its earnings per share.

The Company operates in a highly competitive industry.

     The photomask industry is highly competitive, and most of the Company's customers utilize more than one photomask supplier. The Company's competitors include Compugraphics, Inc., Dai Nippon Printing Co., Ltd., Hoya Corporation, Taiwan Mask Corporation, Toppan Printing Co., Ltd. and Toppan Chungwha Electronics. The Company also competes with semiconductor manufacturers' captive photomask manufacturing operations. The Company expects to face continued competition from these and other suppliers in the future. Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources than it does. Also, some of the Company's competitors may be able to more rapidly develop and produce, and achieve higher manufacturing yields than the Company, when producing smaller geometry photomasks. The Company believes that consistency of product quality and timeliness of delivery, as well as price, technical capability and service, are the principal factors considered by customers in selecting their photomask suppliers. The Company's inability to meet these requirements could adversely affect its sales. In the past, competition led to pressure to reduce prices which, the Company believes, contributed to the decrease in the number of independent manufacturers. This pressure to reduce prices may continue in the future. In addition, certain semiconductor manufacturers such as International Business Machines Corporation, NEC Corporation, Taiwan Semiconductor Manufacturing Company, Samsung Electronics Co., Ltd. and LG Phillips LCD Co., Ltd. possess their own captive facilities for manufacturing photomasks. Also, certain semiconductor manufacturers market their photomask manufacturing services to outside customers as well as to their internal organizations.

The Company's substantial international operations are subject to additional risks.

     International sales accounted for approximately 73% of the Company's net sales for fiscal 2006, 69% in fiscal 2005, and 64% in fiscal 2004. The Company believes that maintaining significant international operations requires it to have, among other things, a local presence in the markets in which it operates. This requires a significant investment of financial, management, operational and other resources. Since 1996, the Company has significantly expanded its operations in international markets by acquiring existing businesses in Europe, establishing manufacturing operations in Singapore, acquiring majority equity interests in photomask manufacturing operations in Korea and Taiwan and building a new manufacturing facility for FPD photomasks in Taiwan. The Company is completing construction of a new photomask manufacturing facility in Shanghai, China, with production expected to start in the second quarter of the Company's fiscal 2007 year. As the served market continues to shift to Asia, the Company will continue to assess its manufacturing base and may close or open new facilities to adapt to these market conditions.

     Operations outside the United States are subject to inherent risks, including fluctuations in exchange rates, political and economic conditions in various countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and potentially adverse tax consequences. These factors may have a material adverse effect on the Company's ability to generate sales outside the United States and, consequently, on its business and results of operations.

The Company's operating results are influenced by the performance of Asian economies.

     In fiscal 2006, the Company derived approximately 56% of its net sales from Asia, compared to 53% in fiscal 2005 and 47% in fiscal 2004. As the Company continues to expand its operations in Asia, including its completion of its facility in China, it expects sales in Asia will continue to represent a significant portion of its overall revenue mix. As a result, its business is exposed to risks presented by Asian economies. In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies, declining asset values and other instabilities. These instabilities may continue for some time or worsen, which could have a material adverse impact on its financial position and results of operations. Asian economies may also be adversely affected by the outbreak of the bird flu and any recurring outbreak of severe acute respiratory syndrome (SARS) in the region and by other geopolitical risks.

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

     *  competitors will not independently develop similar technology; or

     *  international intellectual property laws will adequately protect its intellectual property rights.

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

     In addition, these laws and regulations may impose clean-up liabilities on current and former owners and operators of real property without regard to fault and these liabilities may be joint and several with other parties. In the past, the Company has been involved in remediation activities relating to its properties. The Company believes, based upon current information, that environmental liabilities relating to these activities or other matters will not be material to its financial statements. However, there can be no assurances that the Company will not incur any material environmental liabilities in the future.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     Not applicable.

Recent Developments

     In December 2006, the Company repaid its outstanding 4.75% convertible subordinated notes with a carrying value of $86.9 million as of October 29, 2006.

ITEM 2.  DESCRIPTION OF PROPERTY

     The following table presents certain information about the Company's photomask manufacturing facilities:

Location	Type of Interest

Allen, Texas	Owned
Brookfield, Connecticut (Building #1)	Owned
Brookfield, Connecticut (Building #2)	Owned
Bridgend, South Wales	Leased
Cheonan, Korea	Owned
Dresden, Germany	Leased
Hsinchu, Taiwan	Leased
Manchester, England	Owned
Shanghai, China	Owned *
Singapore	Leased
Taichung, Taiwan	Owned *

* The Company owns its manufacturing facilities in Shanghai and Taichung, however, the Company leases the related land.

     In 2006, the Company closed its Austin, Texas facility. Also, in 2006, the Company completed construction of its manufacturing facility in Shanghai, China, for which it is expected to complete certain tool installations, customer qualifications, and begin production in the second quarter of the Company's 2007 fiscal year. The Company believes that its existing manufacturing facilities are suitable and adequate for its present purposes. The Company also leases various sales offices. The Company's administrative headquarters are located in Brookfield, Connecticut in a building that it owns.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse effect on the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2006.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED SHAREHOLDERS' MATTERS

     The Common Stock of the Company is traded on the NASDAQ National Market (NASDAQ) under the symbol PLAB. The table below shows the range of high and low sale prices per share for each quarter for fiscal year 2006 and 2005, as reported on the NASDAQ.

	High	Low

Fiscal Year Ended October 29, 2006:

Quarter Ended January 29, 2006	$19.04	$14.80
Quarter Ended April 30, 2006	20.50	16.58
Quarter Ended July 30, 2006	19.46	13.51
Quarter Ended October 29, 2006	15.38	13.00

Fiscal Year Ended October 30, 2005:

Quarter Ended January 30, 2005	$19.29	$14.27
Quarter Ended May 1, 2005	18.99	14.80
Quarter Ended July 31, 2005	27.26	15.75
Quarter Ended October 30, 2005	27.34	17.35

     On December 31, 2006, the closing sale price for the Common Stock as reported by NASDAQ was $16.34. Based on information available to the Company, the Company believes it has approximately 9,000 beneficial shareholders.

     The Company has not paid any cash dividends to date and, for the foreseeable future, anticipates that earnings will continue to be retained for use in its business.

     The information regarding the Company's equity compensation required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from the Company's 2007 definitive Proxy Statement into Item 12 of Part III of this report.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data is derived from the Company's consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K (in thousands, except per share amounts):

	Years Ended

	October 29, 2006		October 30, 2005		October 31, 2004		November 2, 2003		November 3, 2002

OPERATING DATA:

Net sales	$454,875		$440,770		$395,539		$348,884		$386,871

Cost and Expenses:
Cost of sales	307,851		295,649		260,232		250,687		276,451
Selling, general and administrative	62,215		54,295		53,487		56,154		57,973
Research and development	27,337		32,152		30,520		29,965		30,154
Consolidation, restructuring and related charges	15,639	(a)	-		-		42,000	(d)	14,500	(f)

Operating income (loss)	41,833		58,674		51,300		(29,922)		7,793

Other income (expense):
Interest expense	(11,916)		(10,885)		(14,723)		(17,089)		(20,004)
Investment and other income, net	15,469		7,556	(b)	4,468	(c)	5,346	(e)	6,713

Income (loss) before income tax provision (benefit) and minority interest	45,386		55,345		41,045		(41,665)		(5,498)
Income tax provision (benefit)	10,462		10,058		5,761		924		(7,019)
Minority interest in income of consolidated subsidiaries	(5,592)		(6,634)		(10,818)		(5,573)		(6,378)

Net income (loss)	$ 29,332	(a)	$ 38,653	(b)	$ 24,466	(c)	$(48,162)	(d) (e)	$ (4,857)	(f)

Earnings (loss) per share:

Basic	$0.71	(a)	$1.09	(b)	$0.75	(c)	$(1.50)	(d) (e)	$(0.16)	(f)

Diluted	$0.66	(a)	$0.95	(b)	$0.68	(c)	$(1.50)	(d) (e)	$(0.16)	(f)

Weighted average number of common shares outstanding:

Basic	41,369		35,519		32,564		32,144		31,278

Diluted	51,072		45,256		42,339		32,144		31,278

BALANCE SHEET DATA:
	As of

	October 29, 2006	October 30, 2005	October 31, 2004	November 2, 2003	November 3, 2002

Working capital	$127,691	$300,557	$240,401	$256,872	$139,224
Property, plant and equipment, net	443,637	412,429	396,461	387,977	443,860
Total assets	1,045,683	945,729	858,210	863,903	829,638
Long-term debt	170,288	238,949	315,888	368,307	296,785
Shareholders' equity	614,282	561,875	349,473	308,329	339,115

(a)	Includes consolidation charges of $15.6 million after tax in connection with the closure of the Company's Austin, Texas manufacturing and research and development facility.

(b)	Includes early extinguishment charge of $1.7 million in connection with the early redemption of $64.4 million of the Company's 4.75% convertible notes.

(c)	Includes early extinguishment charge of $1.2 million in connection with the early redemption of $48.5 million of the Company's 4.75% convertible notes.

(d)

Includes consolidation charge of $42.0 million in connection with the closure of the Company's Phoenix, Arizona manufacturing facility and the consolidation of the Company's North American operating infrastructure.

(e)	Includes early extinguishment charge of $0.9 million in connection with the early redemption of $62.1 million of the Company's 6% convertible notes.

(f)	Includes consolidation charge of $14.5 million in connection with the closure of the Company's Milpitas, California manufacturing facility and workforce reduction.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended October 29, 2006, October 30, 2005 and October 31, 2004

Overview

     The Company sells substantially all of its photomasks to semiconductor designers and manufacturers of Integrated Circuits (ICs) and Flat Panel Displays (FPDs). Further, photomask technology is also being applied to the fabrication of other higher performance electronic products such as photonics, micro-electronic mechanical systems and certain nanotechnology applications. Thus, the Company's selling cycle is tightly interwoven with the development and release of new semiconductor designs and flat panel applications, particularly as it relates to the semiconductor industry's migration to more advanced design methodologies and fabrication processes. The Company believes that the demand for photomasks primarily depends on design activity rather than sales volumes from products produced using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. In addition, the reduced use of customized ICs, a reduction in design complexity or other changes in the technology or methods of manufacturing semiconductors or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks even if demand for semiconductors and FPDs increases. Further, advances in semiconductor and photomask design and semiconductor production methods could reduce the demand for photomasks. Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices.

     The global semiconductor industry is driven by end markets which have been closely tied to consumer driven applications for high performance semiconductor devices, including, but not limited to communications and mobile computing solutions. The Company cannot predict the timing of the industry's transition to volume production of next generation technology nodes or the timing of up and down cycles with precise accuracy, but believes that such transitions and cycles will continue into the future, beneficially and adversely affecting its business, financial condition and operating results in the near term. The Company's ability to remain successful in these environments is based upon achieving its goals of being a service and technology leader, an efficient solutions supplier, and a company able to continually reinvest in its global infrastructure.

     As of December 2006, state-of-the-art for semiconductor masks is considered to be 65 nanometer for ICs, and Generation 7 to Generation 8 process technologies for FPDs, while 90 nanometer is being moved into volume production.  130 and above nanometer and Generation 3 through Generation 6 process technologies for FPDs constitute the majority of high performance designs being fabricated in volume today. The Company expects there to be an increase in 90 nanometer designs moving to wafer fabrication throughout fiscal 2007 and believes it is well positioned to service an increasing volume of this business through investments in manufacturing process and technology in the global regions where its customers are located. In 2005 and 2006, the Company has experienced growth in demand for FPD photomasks, which it currently supplies from its facility in Korea and from its new facility in Taiwan, which was completed in 2006. As of December 2006, the Company completed construction of its manufacturing facility in Shanghai, China, for which it is expected to complete certain tool installations and customer qualifications, and begin production in the second quarter of the Company's 2007 fiscal year.

     The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, the Company will be required to continually anticipate, respond to and utilize changing technologies. In particular, the Company believes that, as semiconductor geometries continue to become smaller, it will be required to manufacture complex optically-enhanced reticles, including optical proximity correction and phase-shift photomasks. Additionally, demand for photomasks has been, and could in the future be adversely affected by changes in methods of semiconductor manufacturing (which could affect the type or quantity of photomasks utilized), such as changes in semiconductor demand that favor field programmable gate arrays and other semiconductor designs that replace application-specific ICs. Through fiscal 2006, the Company has not experienced a significant loss of revenue as a result of alternative semiconductor design methodologies. Additionally, increased market acceptance of alternative methods of transferring circuit designs onto semiconductor wafers, such as direct-write lithography, could reduce or eliminate the need for photomasks. Through fiscal 2006, direct-write lithography has not been proven to be a commercially viable alternative to photomasks, as it is considered too slow for high volume semiconductor wafer production. However, should direct-write or any other alternative methods of transferring IC designs to semiconductor wafers be done without the use of photomasks, the Company's business and results of operations would be materially adversely affected. If the Company is unable to anticipate, respond to, or utilize these or other changing technologies, due to resource, technological or other constraints, its business and results of operations could be materially adversely affected.

     Both revenues and costs have been affected by the increased demand for high-end technology photomasks that require more advanced manufacturing capabilities but generally command higher average selling prices (ASPs). To meet the technological demands of its customers and position the Company for future growth, the Company continues to make substantial investments in high-end manufacturing capability both at existing and new facilities. The Company's cash payments for capital expenditures for new facilities and equipment to support its customers' requirements for high-end technology products aggregated approximately $279 million for the three fiscal years ended October 29, 2006, resulting in significant increases in operating expenses. Based on the anticipated technological changes in the industry, the Company expects these trends to continue. In 2006, the Company invested $135 million in the MP Mask joint venture, and technology license and related agreements, and will continue to invest in advanced technologies.

     The manufacture of photomasks for use in fabricating ICs and other related products built using comparable photomask-based process technologies has been, and continues to be, capital intensive due to the need to maintain a technology-based infrastructure. The Company's integrated global manufacturing network and employees, which consists of nine manufacturing sites and another facility scheduled to begin production in the Company's second quarter of fiscal 2007, represent a significant portion of its fixed operating cost base. Should sales volumes decrease based upon the flow of design releases from the Company's customers, the Company may have excess or underutilized production capacity that could significantly impact operating margins, or result in write-offs from asset impairments.

     The vast majority of photomasks produced for the semiconductor industry employ geometries of 130 nanometers or larger for ICs, and Generation 6 technologies or lower for FPDs. At these geometries, the Company can produce full lines of photomasks and there is no significant technology employed by the Company's competitors that is not available to the Company. Semiconductor fabrication also occurs below 130 nanometer for ICs, and Generation 7 and above for FPDs. The Company is capable of producing a selective range of photomasks at still smaller geometries, and has begun accelerating its efforts to support the development and production of photomasks for 65, 45 and 32 nanometer technology nodes in semiconductors and Generation 8 in FPD. However, as is typical of industries in the midst of technological change, some of the Company's competitors may be able to achieve higher manufacturing yields than the Company when producing these smaller geometry photomasks, in part because these competitors may have completed more cycles of learning than the Company in this area and in part because of the Company's need to replicate production of these complex photomasks at its four advanced technology locations worldwide, and at the MP Mask facility.

     On May 5, 2006, Photronics and Micron entered into the MP Mask joint venture, which develops and produces photomasks for leading-edge and advanced next generation semiconductors. As part of the formation of the joint venture, Micron contributed its existing photomask technology center located at its Boise, Idaho headquarters to MP Mask and Photronics paid Micron $120 million on the date of closing and will pay Micron an additional $7.5 million on each of the first and second anniversaries of the closing date in exchange for a 49.99% interest in MP Mask and a license for photomask technology of Micron and certain supply agreements.

     Photronics and Micron have started construction of an independent state-of-the-art nanofab facility (the "New NanoFab") in Boise, Idaho, for volume production of advanced technology photomasks. The New NanoFab will be constructed by Micron, equipped and operated by Photronics and is subject to a lease purchase in favor of Photronics; its cost is estimated to be in the range of $55 to $65 million. Photronics' total investment in the purchase and equipping of the New NanoFab is expected to fall within a range of $150 million to $200 million and may include redeployment of some existing Photronics assets. This New NanoFab is expected to be completed and to begin production in the first half of fiscal 2008.

     In March of 2006, the Company implemented a restructuring program to streamline its operating infrastructure in North America. The program included the closing of the Austin, Texas manufacturing and research and development center and the relocation of certain development and manufacturing work to other facilities within the global network.  The Company incurred total restructuring charges of $15.6 million in its fiscal year ended October 29, 2006. The Austin, Texas facility is currently available for sale and is included in Other Assets in the Consolidated Balance Sheet with a net carrying value of $2.6 million at October 29, 2006. The Company does not anticipate any further significant restructure expenditures in fiscal 2007 related to the closure of its Austin, Texas facility.

Results of Operations

     The following table represents selected operating information expressed as a percentage of net sales:

	Year Ended

	October 29, 2006	October 30, 2005	October 31, 2004

Net sales	100.0%	100.0%	100.0%
Cost of sales	67.7	67.1	65.8

Gross margin	32.3	32.9	34.2
Selling, general and administrative expenses	13.7	12.3	13.5
Research and development expenses	6.0	7.3	7.7
Consolidation, restructuring and related charges	3.4	-	-

Operating income	9.2	13.3	13.0
Interest expense	(2.6)	(2.5)	(3.7)
Investment and other income, net	3.4	1.8	1.1

Income before income tax
provision and minority interest	10.0	12.6	10.4
Income tax provision	2.3	2.3	1.5
Minority interest	(1.3)	(1.5)	(2.7)

Net income	6.4%	8.8%	6.2%

     Note: All the following tabular comparisons, unless otherwise indicated, are for the fiscal years ended October 29, 2006 (2006), October 30, 2005 (2005) and October 31, 2004 (2004), in millions of dollars.

Net Sales

				Percent Change

	2006	2005	2004	2006 to 2005	2005 to 2004

FPD	$ 99.8	$ 79.3	$ 35.8	25.9%	121.5%
IC	355.1	361.5	359.7	(1.8)%	0.5%

Total net sales	$454.9	$440.8	$395.5	3.2%	11.4%

     Net sales for 2006 increased 3.2% to $454.9 million as compared to fiscal year 2005, due principally to increased sales of FPD photomasks, as a result of increased consumer demand for FPD applications. This increase was somewhat mitigated by decreased sales of IC photomasks of 1.8% as a result of reduced demand for mainstream IC photomasks. Total sales of high-end photomasks, which include FPD and IC, increased to 35% in 2006 as compared to 21% in 2005. FPD revenue for 2006 increased to $99.8 million as compared to $79.3 million in 2005. High-end technology applications typically have higher ASPs, for both IC and FPD photomasks. High-end photomask applications include mask sets for semiconductor designs at and below 130 nanometer for ICs, and for FPD products using G6 and above technologies. By geographic area, 2006 compared to 2005, net sales in Asia increased $19.9 million or 8.6%, North American sales decreased $(12.6) million or (9.3%), and European sales increased $6.8 million or 9.3%.

     Net sales for fiscal year 2005 increased 11.4% to $440.8 million as compared to $395.5 million for fiscal year 2004. The increase in sales primarily relates to increased sales of FPD photomasks as a result of increased consumer demand for FPD applications, and to a lesser extent, an improved mix of sales of high-end IC photomasks driven by increased design releases in 2005 for devices using advanced semiconductor applications. During 2005, the Company's high-end sales mix improved to approximately 21% of sales, from approximately 11% of sales in 2004. As a result, the Company's ASPs improved during 2005 as high-end photomasks typically have higher ASPs. While the Company experienced increased unit demand for high-end photomasks in 2005, mainstream unit demand declined as a result of reduced units for mainstream IC photomasks, which are defined as 180 nanometer and above. By geographic area in 2005, net sales in Asia increased $47.3 million or 25.5%, Europe increased $3.6 million or 5.1%, and North America decreased $(5.6) million or (4.0)%.

Gross Margin

				Percent Change

				2006 to	2005 to
	2006	2005	2004	2005	2004

Gross margin	$147.0	$145.1	$135.3	1.3%	7.2%
Gross margin %	32.3%	32.9%	34.2%	-	-

     Gross margin decreased slightly to 32.3% of net sales for 2006 as compared to 32.9% in 2005 as a result of the Company's increased infrastructure and expanded manufacturing capability which includes increased high-end IC manufacturing capability and increased FPD capacity, principally with the opening of the Taiwan FPD facility. The Company operates in a high fixed cost environment and to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted. The gross margin percentage for fiscal 2007 could be negatively impacted by increased depreciation expense associated with the Company's recent capital expenditures, principally in Asia, and with the redeployment of the tools from its Austin, Texas facility.

     Gross margin was 32.9% for fiscal 2005 as compared to 34.2% for fiscal 2004. The gross margin did not experience an increase in fiscal 2005 that would typically result from increased revenue as compared to the prior year. This was primarily due to increased infrastructure costs incurred to expand the Company's manufacturing base, primarily related to additional costs of equipment and production capability in Asia. Gross margin was also negatively impacted during 2005 by reduced unit volumes of mainstream IC photomasks.

Selling, General and Administrative Expenses

				Percent Change

				2006 to	2005 to
	2006	2005	2004	2005	2004

S,G&A expense	$62.2	$54.3	$53.5	14.6%	1.5%
% of net sales	13.7%	12.3%	13.5%	-	-

     Selling, general and administrative expenses increased 14.6% in 2006 as compared to 2005, primarily due to the Company's expanded Asian infrastructure, which includes expansion in Shanghai, China and Taichung, Taiwan, and increased stock compensation expenses of $1.3 million related to the Company's 2006 adoption of Statement of Financial Accounting Standards (SFAS) 123(R).

     Selling, general and administrative expenses increased modestly by 1.5% in 2005 as compared to 2004. During 2005, the Company experienced increased start-up costs associated with the Company's expansion in Asia, primarily related to the Company's Taiwan FPD and China facilities and Sarbanes-Oxley compliance. These costs were somewhat mitigated by reduced salaries and wages in the United States and Europe.

Research and Development

				Percent Change

				2006 to	2005 to
	2006	2005	2004	2005	2004

R&D expense	$27.3	$32.2	$30.5	(15.0)%	5.3%
% to net sales	6.0%	7.3%	7.7%	-	-

     Research and development expenditures consist primarily of global development efforts of high-end process technologies for advanced sub wavelength reticle solutions for IC and FPD technologies. Research and development expenses decreased in 2006 as compared to 2005 as a result of cost savings associated with the 2006 closure of the Company's Austin, Texas research and technology operations, which were in part offset by amortization expenses of the fair value of the agreement to license technology from Micron.  Research and development expenses increased 5.3% to $32.2 million in fiscal year 2005 as compared to fiscal year 2004 due to continued expenditures relating to high-end process technologies.

Consolidation, Restructuring and Related Charges

     In the second quarter of 2006, the Company implemented a plan to streamline its operating infrastructure in North America by ceasing the manufacture and research and development of photomasks at its Austin, Texas facility. The Company recorded total restructuring charges of $15.6 million in 2006, primarily comprised of $14.3 million related to the impairment of facilities and equipment and other and $1.3 million relating to workforce reductions of approximately 95 employees in the United States.

     The Company continues to assess its global manufacturing strategy as its sales volume continues to grow in Asia. This ongoing assessment could result, in the future, in facilities closures, asset redeployment, workforce reductions, and the addition of increased manufacturing facilities, all of which would be predicated by market conditions and customer requirements.

     The following tables set forth the Company's restructuring reserves as of October 29, 2006, October 30, 2005, and October 31, 2004 and reflect the activities affecting the reserves for the years ended:

	Year Ended October 29, 2006

	October 30,			October 29,
	2005			2006
	Balance	Charges	Utilized	Balance

Manufacturing capacity reduction and other	$2.2	$14.3	$(13.9)	$2.6

Workforce reductions	-	1.3	(1.2)	0.1

Total	$2.2	$15.6	$(15.1)	$2.7

	Year Ended
	October 30, 2005

	October 31,			October 30,
	2004			2005
	Balance	Charges	Utilized	Balance

Manufacturing capacity reduction and other	$4.7	$ -	$(2.5)	$2.2

Workforce reductions	-	-	-	-

Total	$4.7	$ -	$(2.5)	$2.2

	Year Ended
	October 31, 2004

	November 2,			October 31,
	2003			2004
	Balance	Charges	Utilized	Balance

Manufacturing capacity reduction and other	$5.9	$ -	$(1.2)	$4.7

Workforce reductions	1.5	-	(1.5)	-

Total	$7.4	$ -	$(2.7)	$4.7

     As of October 29, 2006, "manufacturing capacity reduction and other" of $2.6 million primarily represents non-cancelable lease obligations that are due under the respective lease terms through 2009.

Other Income (Expense)

	2006	2005	2004

Interest expense	$(11.9)	$(10.9)	$(14.7)
Investment and other income, net	15.5	7.6	4.5

Total other expense	$ 3.6	$ (3.3)	$(10.2)

     Interest expense increased in 2006 as compared to 2005 due to increases in interest rates as the Company's interest rate swap contract effectively converted $100 million of its 4.75% fixed rate convertible subordinated notes to a variable rate. Investment and other income increased in 2006 as compared to 2005 primarily due to foreign currency transaction gains of $4.3 million in 2006 as compared to $1.6 million in 2005; net realized gains on the sales of certain investments of $3.6 million in 2006 as compared to $0.1 million in 2005; and interest income of $6.8 million in 2006 as compared to $4.2 million in 2005. Further, investment and other income, net, for 2005 includes early extinguishment charges of $1.7 million relating to the redemption of $64.4 million of the Company's 4.75% convertible subordinated notes.

     Interest expense decreased $3.8 million in 2005 as compared to 2004, primarily as a result of reduced year-over-year average outstanding debt. Investment and other income, net, increased in 2005 as compared to 2004 as a result of increased investment income from higher cash, cash equivalents and short-term investments on hand, increased grant income and foreign currency gains.

Income Tax Provision

	2006	2005	2004

Income tax provision	$10.5	$10.1	$5.8
Effective income tax rate	23.1%	18.2%	14.0%

     The Company's operations have followed the recent migration of semiconductor industry fabrication to Asia, where the Company operates in countries where it is accorded favorable tax treatments. The Company is accorded tax holidays in Taiwan, one of which expired in December 2006 and the other is expected to expire in December 2012. In addition, the Company has been accorded a tax holiday in China which is expected to expire in 2011. In Korea, various investment tax credits have been utilized to reduce the Company's effective income tax rate.

     The provision for income taxes for the fiscal year ended October 29, 2006 was $10.5 million or 23% of pretax income, which differs from the federal statutory rate of 35% as a result of tax holidays in Taiwan, available tax credits in Korea and valuation reserves on tax losses generated in the United States primarily due to restructuring costs incurred in the United States.  The Company's tax returns are subject to periodic examination by the tax authorities in the various jurisdictions in which it operates.  The Company regularly assesses the potential outcomes of ongoing and future examinations and has provided accruals for tax contingencies in accordance with SFAS No. 5, "Accounting for Contingencies."

     The provision for income taxes for the fiscal year ended October 30, 2005 was $10.1 million on a pre-tax income of $55.3 million. Similarly, the provision differs from the federal statutory rate of 35% as a result of Taiwan's and Singapore's tax holidays, available tax credits in Korea, and valuation reserves on losses generated in the United States.

     The Company evaluates the recoverability of deferred tax assets from future taxable income and establishes valuation allowances if recovery is deemed not likely. The valuation allowance increased by $1.7 million and $7.8 million in fiscal 2006 and 2005, respectively.

     The availability of tax holidays in some Asian jurisdictions did not have a significant impact on the Company's decision to close some of its North American facilities nor in the Company's increased Asian presence which is in response to fundamental changes taking place in the semiconductor industry that the Company serves. As semiconductor fabrication has migrated to Asia, in large part from the United States, the Company has followed, in order to avoid a severe loss of business.

Minority Interest in Consolidated Subsidiaries

     Minority interest expense, which represents the minority interest in earnings of the Company's non-wholly owned subsidiaries in Taiwan and Korea, was $5.6 million in fiscal year 2006 as compared to $6.6 million in fiscal year 2005.  The decrease in minority interest expense is due to the increased ownership of the Company's subsidiary in Korea, which is offset in part by increased earnings of these subsidiaries in 2006. The Company's ownership in its subsidiary in Korea was 99.7% on October 29, 2006, 96.5% on October 30, 2005 and 75.0% at October 31, 2004. The Company's ownership in its subsidiary in Taiwan was 58% at October 29, 2006, October 30, 2005 and October 31, 2004. The Company increased its ownership in its subsidiary in Korea from 75.0% to 96.5% at October 30, 2005 for cash of approximately $58.2 million, and further increased its ownership to 99.7% in 2006 for cash of approximately $8.5 million.

Liquidity and Capital Resources

	October 29, 2006	October 30, 2005	October 31, 2004

	(in millions)	(in millions)	(in millions)

Cash and cash equivalents	$ 129.4	$ 196.0	$ 142.3
Short-term investments	69.9	90.6	84.6

Total	$ 199.3	$ 286.6	$ 226.9

Net cash provided by operating activities	$ 116.2	$ 142.6	$ 109.1

Net cash used in investing activities	$(201.2)	$(185.5)	$(130.5)

Net cash provided by (used in) financing activities	$ 13.5	$ 98.6	$ (53.3)

      The Company's working capital decreased $172.9 million to $127.7 million as of the end of fiscal 2006, as compared to $300.6 million at the end of fiscal 2005. This was a result of $120.0 million in cash invested in the MP Mask joint venture and related technology license and supply agreements with Micron, and the classification of $86.9 million of the Company's 4.75% convertible subordinated notes due in December of 2006 to current liabilities from long-term debt. Cash, cash equivalents and short-term investments at October 29, 2006 were $199.3 million compared to $286.6 million at October 30, 2005. The decrease in cash, cash equivalents and short-term investments during 2006 was primarily due to the $120.0 million payment for the investment in MP Mask and related technology license and supply agreements with Micron, $94.6 million cash payments for capital expenditures, and an additional $8.5 million invested in PK, Ltd. in 2006.

     In July of 2005, the Company issued 8,050,000 shares of its common stock in a public offering at a price of $21.25 per share. Net of underwriting fees and other offering costs, the Company's net proceeds from the offering were approximately $162.9 million.

      Cash provided by operating activities was $116.2 million for fiscal 2006, as compared to $142.6 million for fiscal 2005. This decrease was primarily due to higher accounts receivable balances and decreases in accounts payable and accruals for items other than capital expenditures and accrued payments related to the Company's investment with Micron.

     Cash used in investing activities in fiscal 2006 increased to $201.2 million, as compared to $185.5 million in 2005, primarily as a result of the initial payment of $120.0 million to Micron Technology, Inc. for the investment in MP Mask and related technology license and supply agreements; $94.6 million of capital expenditures, and $8.5 million additional investment in PKL. Capital expenditures for the fiscal years ended 2006, 2005, and 2004 were $94.6 million, $121.4 million and $63.0 million, respectively. The Company expects cash-based capital expenditures for fiscal 2007 to be approximately $120 million to $150 million, primarily to continue the expansion of its high-end IC and FPD technical capabilities.

     In 2006, cash provided by financing was $13.5 million, which is primarily a result of net proceeds from long-term debt of $11.7 million to support the start up of the new facility in China.  In fiscal 2005, cash provided by financing activities was $98.6 million which consists of $162.9 million net proceeds from the Company's public stock offering, less the $64.4 million redemption of the Company's 4.75% subordinated notes and repayment of $7.7 million of other borrowings.  The Company believes that its currently available resources, together with its capacity for growth and its accessibility to debt and equity financing sources, are sufficient to satisfy its cash requirements for the foreseeable future. The Company paid the $86.9 million net carrying value of its 4.75% convertible subordinated notes in December 2006 from its cash reserves.

     The Company's commitments represent investments in additional manufacturing capacity as well as advanced equipment for the production of high-end, more complex photomasks. At October 29, 2006, the Company had commitments outstanding for capital expenditures of approximately $31.3 million. Additional commitments for capital requirements are expected to be incurred during fiscal 2007.

Cash Requirements

     The Company's cash requirements in fiscal 2007 will be primarily to fund operations, including spending on capital expenditures, MP Mask commitments, and debt service, as well as any cash acquisitions that it may undertake. In addition, its $86.9 million net carrying value of its 4.75% convertible subordinated notes were repaid in December 2006. The Company expects that cash, cash equivalents and short-term investments and cash generated from operations will be sufficient to meet its cash requirements for the next 12 months. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations and existing cash and short-term investments.

     The Company regularly reviews the availability and terms on which it might issue additional equity or debt securities in the public or private markets.

Contractual Cash Obligations

     The following table quantifies the Company's future contractual obligations as of October 29, 2006 (in millions):

	Payments Due

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Long-term debt	$257.2	$ 86.9	$163.2	$ 7.1	$ -

Operating leases	4.2	2.0	0.9	0.3	1.0

Capital lease	66.0	6.6	26.4	26.4	6.6

Unconditional purchase obligations	44.3	35.9	8.4	-	-

Total	$371.7	$131.4	$198.9	$33.8	$7.6

Certain Transactions

     The Company has a 49.99% ownership interest in the MP Mask joint venture that was established in 2006 with Micron.  Since the Company does not control this venture, the Company does not consolidate the results.  As part of the joint venture, various supply agreements exist between the Company, Micron, and MP Mask. As of October 29, 2006, the Company owed MP Mask $8.7 million and had a receivable from Micron of $8.3 million. During 2006, the Company recognized net revenue of $1.0 million related to commissions earned under supply agreements between the Company, Micron and MP Mask; comprised of gross commission income of $1.7 million less $0.7 million of amortization of the value of the supply agreement intangible asset. The gross commission revenue includes $23.8 million in orders from Micron less the Company's cost of the corresponding orders placed with MP Mask in the amount of $22.1 million.  In addition, in 2006 the Company incurred outsourcing expenses of $0.4 million from MP Mask for research and development activities purchased by the Company.

     The Chairman of the Board of the Company is also the Chairman of the Board and majority shareholder of a company who is a supplier of secure managed information technology services. Another director of the Company is also an employee, shareholder and Executive Vice Chairman of this company. Since 2002, the Company has entered into various service contracts with this company to provide services to all of the Company's worldwide facilities. The Company incurred expenses of $4.3 million in 2006, $3.7 million in 2005, and $3.4 million in 2004 related to services provided by the company, for which the amount owed to this company was $0.1 million at October 29, 2006 and $0.3 million at October 30, 2005. In 2006, the Company signed a new three year service contract with this company for $2.5 million per year.

     An officer of the Company is also the CEO, president and director of one of the Company's majority held subsidiaries. The Company purchases photomask blanks from a company of which this officer of the Company is a significant shareholder. The Company purchased $16.8 million, $13.6 million, and $8.3 million of photomask blanks from this company in 2006, 2005, and 2004, respectively, for which the amount owed to this company was $2.2 million at October 29, 2006, $1.8 million at October 30, 2005 and $0.7 million at October 31, 2004 respectively.

     The Company believes that the terms of the transactions described above with affiliated persons were negotiated at arm's-length and were no less favorable to the Company than the Company could have obtained from non-affiliated parties.

     During fiscal years 2005 and 2006, the Company acquired substantially all of the remaining outstanding shares of its non-wholly owned subsidiary in Korea, PK, Ltd. (PKL). As part of the purchase of outstanding shares in 2005, the Company acquired 1,136,036 shares or 3.4% from employees, including officers, of PKL for 8,980 won per share or $8.70 U.S. dollars per share. Two of these employees were also officers of the Company. The total purchase price of $9.9 million from PKL employees represents a premium of approximately 15% per share above similar purchases of stock from other stockholders during the same time period.

Stock-based Compensation

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment." This pronouncement amends SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, and Amendment of FASB Statement No. 123," and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."  SFAS No. 123(R) requires that companies account for awards of equity instruments under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on October 31, 2005, using the modified prospective method.  Subsequently, compensation expense is recognized in its consolidated statements of income, over the service period that the awards are expected to vest. The stock-based compensation cost that has been charged against income in 2006 was $2.0 million, substantially all of which is included in selling, general and administrative expenses.  No compensation cost was capitalized as part of inventory, and no income tax benefit was recorded in 2006. As of October 29, 2006 the total compensation cost related to non-vested option and restricted stock awards not yet recognized is approximately $8.8 million. That cost is expected to be recognized over a weighted average amortization period of 3.9 years.

Business Outlook

     A majority of the Company's revenue growth has come from, and is expected to continue to come from, the Asian region as customers increase their use of manufacturing foundries located outside of North America and Europe.  Additional revenue growth is also anticipated from North America and Europe as a result of utilizing technology licensed under the Company's technology license with Micron Technology, Inc. The Company's Korean and Taiwanese operations are non-wholly owned subsidiaries; therefore a portion of earnings generated at each location is allocated to the minority shareholders.

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

Derivative Instruments and Hedging Activities

     The Company records derivatives in the consolidated balance sheet net of related debt, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are reported in the consolidated statements of operations or as accumulated other comprehensive income (OCI) (loss), a separate component of shareholders' equity, depending on whether they qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must meet certain criteria and be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company uses judgment in assessing the fair value of derivatives and related financial instruments including assumptions utilized in derivative fair value models in such areas as projected interest rates and bond prices which are affected by changes in the Company's stock price during the contract term.

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

Intangible Assets

     Intangible assets consist primarily of goodwill and other acquisition-related intangibles. These assets are stated at fair value as of the date acquired less accumulated amortization. Amortization is calculated on a straight-line basis or some other method which more fairly represents the utilization of the assets. The future economic benefit of the carrying value of all intangible assets is reviewed annually and the Company uses judgment whenever events or changes in circumstances indicate the carrying value of an intangible asset may not be recoverable based on discounted cash flows or market factors and an impairment loss would be recorded in the period so determined (see Note 6).

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

      Product Returns - Customer returns have historically been insignificant. However, the Company does record a liability for the immaterial amount of estimated sales returns based upon historical experience.

      Warranties and Other Post Shipment Obligations - For a 30-day period, the Company warrants that items sold will conform to customer specifications. However, the Company's liability is limited to repair or replacement of the photomasks at its sole option. The Company inspects photomasks for conformity to customer specifications prior to shipment. Accordingly, customer returns of items under warranty have historically been insignificant. However, the Company records a liability for the insignificant amount of estimated warranty returns based on historical experience. The Company's specific return policies include accepting returns for products with defects, or products that have not been produced to precise customer specifications. At the time of revenue recognition, a liability is established for these items.

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

Stock-based Compensation

     The Company adopted SFAS No. 123(R) on October 31, 2005, using the modified prospective method. Subsequently compensation expense is recognized in its consolidated statements of income, over the service period that the awards are expected to vest. The Company recognizes expense for all stock-based compensation with graded vesting granted on or after October 31, 2005 on a straight-line basis over the vesting period of the entire award.  For awards with graded vesting granted prior to October 31, 2005, the Company continues to recognize compensation cost over the vesting period following accelerated recognition as if each underlying vesting date represented a separate award. Stock-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and will also impact the amount of expense to be recognized in future periods. The Company adopted the alternative transition method provided in FASB Staff Position No. 123(R)-3 for calculating the tax effects of share-based compensation. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates.

     The Company uses the Black-Scholes option valuation model to value employee stock awards. The Company estimates stock price volatility based on weekly averages of its historical volatility over a term approximately equal to the grant's estimated option life.  Estimated option life and forfeiture rate assumptions are derived from historical data.

Effect of New Accounting Standards

     In October 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)". SFAS No. 158 requires companies to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of its defined benefit postretirement plan directly to accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS No. 158 is effective for companies with fiscal years ending after December 15, 2006. The Company is currently evaluating SFAS No. 158, however does not believe the impact of its adoption will be material to its consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that SFAS No. 157 may have on its consolidated financial statements.

     In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB No. 108). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the company's balance sheets and statements of operations, and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating SAB No. 108, however, it does not believe the impact of its adoption will be material to its consolidated financial statements.

     In June 2006, the FASB issued FASB Interpretation Number 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109." The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective as of the beginning of the Company's 2008 fiscal year. The Company is evaluating the impact, if any, this statement may have on its consolidated financial statements.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 permits fair value re-measurement for any hybrid financial instruments that contains an embedded derivative that otherwise would require bifurcation. As of October 29, 2006, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 2006.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company records derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company does not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of those derivatives are reported in the statement of operations or as accumulated OCI (loss), a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. In general, the types of risks hedged are those relating to the variability of future cash flows caused by movements in foreign currency exchange rates. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge.

     In the fourth quarter of fiscal year 2002, the Company entered into an interest rate swap contract, which effectively converted $100 million of its 4.75% fixed rate convertible subordinated notes to a variable rate. Contract payments are made on a LIBOR based variable rate (6.69% at October 29, 2006) and are received at the 4.75% fixed rate.

     The interest rate swap contract is used to adjust the proportion of total debt that is subject to fixed interest rates. This contract is considered to be a hedge against interest rate risk of the Company's fixed rate debt obligation. Accordingly, the contract has been reflected at fair value in the Company's consolidated balance sheets and the related portion of fixed rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged. In addition, changes during any accounting period in the fair value of the contract, as well as offsetting changes in the adjusted carrying value of the related portion of fixed rate debt being hedged, are recognized as adjustments to interest expense in the Company's consolidated statements of operations. The net effect of this accounting on the Company's operations results is that the interest expense portion of fixed rate debt being hedged is generally recorded based on variable rates. At this time, the Company does not have plans to enter into additional interest rate swap contracts, however, at a future point the Company may decide to do so.  This swap expired in December 2006 when the Company repaid the remaining outstanding balance of its 4.75% convertible subordinated notes (see Note 8).

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

     The Company's primary net foreign currency exposures as of October 29, 2006 included the Korean won, Singapore dollar, the New Taiwan dollar, the euro, and the British pound. As of October 29, 2006, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $3.9 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations or cash flows.

     In April, 2006, the Company's Korean subsidiary entered into a foreign currency rate swap contract. Under the terms of the contract, the Company has effectively converted a $50 million interest bearing intercompany loan denominated in U.S. dollars to Korean won. This contract was initially scheduled to expire in December 2006, however, it has been extended to 2007. The Company elected not to designate the foreign currency rate swap contract as a hedge which results in a market-to-market adjustment in the income statement.

     In September, 2006, the Company entered into forward contracts to convert the fixed yen purchase price of certain equipment into fixed U.S. dollar amounts. In accordance with SFAS No. 133, "Accounting for Derivatives and Hedging Activities," hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow and  are evaluated for effectiveness. The Company records these derivative instruments in either other current assets or non current assets or accrued liabilities, depending on their net position, at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of the derivative financial instrument are recognized in earnings or in shareholders equity as a component of accumulated OCI or loss depending on whether the derivative financial instrument qualifies for hedge accounting as defined by SFAS No. 133.

Interest Rate Risk

     The majority of the Company's borrowings at October 29, 2006 were in the form of its two convertible subordinated notes with fixed interest at rates of 2.25% and 4.75%; and certain unsecured international notes payable which bear interest at rates ranging from 6.12% and 6.48% at October 29, 2006, and ranging from 5.39% to 6.00% at October 30, 2005. The $86.9 million net carrying value of its 4.75% convertible subordinated note was repaid by the Company in December 2006.   In addition, the interest rate swap contract discussed above subjects the Company to market risk as interest rates fluctuate on the $100 million notional amount of the contract. At October 29, 2006, and October 30, 2005, the Company had approximately $56 million and $147 million, respectively, in net variable rate financial instruments which were sensitive to interest rate risk. A 10% change in interest rates would not have a material effect on the Company's consolidated financial position, results of operations or cash flows in either 2006 or 2005.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Photronics, Inc.
Brookfield, Connecticut

     We have audited the accompanying consolidated balance sheets of Photronics, Inc. and subsidiaries (the "Company") as of October 29, 2006 and October 30, 2005 and the related consolidated statements of operations, shareholders' equity, and cash flows for the fiscal years ended October 29, 2006, October 30, 2005 and October 31, 2004. We also have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting in Item 9A, that the Company maintained effective internal control over financial reporting as of October 29, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 29, 2006 and October 30, 2005, and the results of their operations and their cash flows for the fiscal years ended October 29, 2006, October 30, 2005 and October 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of October 29, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 29, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
January 11, 2007

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	October 29, 2006	October 30, 2005

ASSETS

Current assets:
Cash and cash equivalents	$ 129,425	$196,049
Short-term investments	69,899	90,600
Accounts receivable, net of allowance of $4,471 in 2006
and $2,475 in 2005	84,299	70,006
Inventories	19,209	20,536
Deferred income taxes	2,623	1,280
Other current assets	13,432	5,864

Total current assets	318,887	384,335

Property, plant and equipment, net	443,637	412,429
Goodwill	138,534	136,334
Investment in joint venture	64,365	-
Other intangibles, net	71,763	-
Other assets	8,497	12,631

	$1,045,683	$945,729

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term borrowings	$ 86,903	$ 4,813
Accounts payable	53,907	42,923
Accrued liabilities	50,386	36,042

Total current liabilities	191,196	83,778

Long-term borrowings	170,288	238,949
Deferred income taxes	9,700	7,880
Other liabilities	14,220	7,430

Total liabilities	385,404	338,037

Minority interest	45,997	45,817

Shareholders' equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 41,485 shares issued and outstanding at October 29, 2006 and 41,304 shares issued and outstanding at October 30, 2005	415	413
Additional paid-in capital	378,143	374,326
Retained earnings	202,652	173,320
Accumulated other comprehensive income	33,072	13,850
Deferred compensation on restricted stock	-	(34)

Total shareholders' equity	614,282	561,875

	$1,045,683	$945,729

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share amounts)

		Year Ended

	October 29,	October 30,	October 31,
	2006	2005	2004

Net sales	$454,875	$440,770	$395,539

Cost and expenses:

Cost of sales	307,851	295,649	260,232

Selling, general and administrative	62,215	54,295	53,487

Research and development	27,337	32,152	30,520

Consolidation, restructuring and related charges	15,639	-	-

Operating income	41,833	58,674	51,300

Other income (expense):

Interest expense	(11,916)	(10,885)	(14,723)

Investment and other income, net	15,469	7,556	4,468

Income before income tax provision and minority interest	45,386	55,345	41,045

Income tax provision	10,462	10,058	5,761

Income before minority interest	34,924	45,287	35,284

Minority interest in income of consolidated subsidiaries	(5,592)	(6,634)	(10,818)

Net income	$ 29,332	$ 38,653	$ 24,466

Income per share:

Basic	$0.71	$1.09	$0.75

Diluted	$0.66	$0.95	$0.68

Weighted average number of common shares outstanding:

Basic	41,369	35,519	32,564

Diluted	51,072	45,256	42,339

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
Years Ended October 29, 2006, October 30, 2005 and October 31, 2004
(in thousands)

					Accumulated Other Comprehensive Income
									Deferred	Total
	Common Stock Shares Amount		Add'l Paid-In Capital	Retained Earnings	Unrealized Investment Gains	Cash Flow Hedges	Foreign Currency Translation	Total	Compensation on Restricted Stock	Share- holders' Equity

Balance at November 2, 2003	32,487	$325	$199,535	$110,201	$3,065	$(1,010)	$(3,787)	$(1,732)	$ -	$308,329

Comprehensive income:
Net income	-	-	-	24,466	-	-	-	-	-	24,466
Change in unrealized gains
on investments	-	-	-	-	(1,265)	-	-	(1,265)	-	(1,265)
Change in fair value of
cash flow hedge	-	-	-	-	-	112	-	112	-	112
Foreign currency translation
adjustment	-	-	-	-	-	-	15,051	15,051	-	15,051

Total comprehensive income	-	-	-	-	-	-	-	-	-	38,364
Sale of common stock through
employee stock option and
purchase plans	183	2	2,429	-	-	-	-	-	-	2,431
Restricted stock awards,
net of amortization to
compensation expense	20	-	349	-	-	-	-	-	-	349

Balance at October 31, 2004	32,690	327	202,313	134,667	1,800	(898)	11,264	12,166	-	349,473

Comprehensive income:
Net income	-	-	-	38,653	-	-	-	-	-	38,653
Change in unrealized gains
on investments	-	-	-	-	(16)	-	-	(16)	-	(16)
Change in fair value of
cash flow hedge	-	-	-	-	-	112	-	112	-	112
Foreign currency translation
adjustment	-	-	-	-	-	-	1,588	1,588	-	1,588

Total comprehensive income	-	-	-	-	-	-	-	-	-	40,337
Sale of common stock through
employee stock option and
purchase plans	546	5	8,942	-	-	-	-	-	-	8,947
Restricted stock awards,
net of amortization to
compensation expense	18	-	300	-	-	-	-	-	(34)	266
Common stock issued in
public offering	8,050	81	162,771	-	-	-	-	-	-	162,852

Balance at October 30, 2005	41,304	413	374,326	173,320	1,784	(786)	12,852	13,850	(34)	561,875

Comprehensive income:
Net income	-	-	-	29,332	-	-	-	-	-	29,332
Change in unrealized gains
on investments	-	-	-	-	(1,109)	-	-	(1,109)	-	(1,109)
Change in fair values of
cash flow hedges	-	-	-	-	-	(35)	-	(35)	-	(35)
Foreign currency translation
adjustment	-	-	-	-	-	-	20,366	20,366	-	20,366

Total comprehensive income	-	-	-	-	-	-	-	-	-	48,554
Sale of common stock through
employee stock option and
purchase plan	151	2	2,078	-	-	-	-	-	-	2,080
Restricted stock awards,
net of amortization to
compensation expense	30	-	399	-	-	-	-	-	34	433
Stock-based compensation
expense	-	-	1,340	-	-	-	-	-	-	1,340

Balance at October 29, 2006	41,485	$415	$378,143	$202,652	$675	$(821)	$33,218	$33,072	$ -	$614,282

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

		Year Ended

	October 29,	October 30,	October 31,
	2006	2005	2004

Cash flows from operating activities:
Net income	$ 29,332	$ 38,653	$ 24,466
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization of property,
plant and equipment	85,409	85,303	83,154
Amortization of deferred financing fees and intangible assets	5,269	2,545	4,976
Stock-based compensation	1,970	266	295
Minority interest in income of consolidated subsidiaries	5,592	6,634	10,818
Loss on repurchase of notes	-	1,677	1,248
Deferred income taxes	965	4,636	913
Restructuring and related charges	15,639	-	-
Changes in assets and liabilities:
Accounts receivable	(9,161)	3,553	(7,295)
Inventories	3,302	(1,672)	(1,248)
Other current assets	(7,272)	768	342
Accounts payable, accrued liabilities and other	(14,846)	204	(8,551)

Net cash provided by operating activities	116,199	142,567	109,118

Cash flows from investing activities:
Purchases of property, plant and equipment	(94,646)	(121,354)	(63,038)
Purchases of short-term investments	(82,582)	(94,550)	(92,424)
Proceeds from sales of short-term investments and other	104,962	88,629	24,932
Investment in joint venture, technology and supply
agreements	(120,505)	-	-
Acquisition of additional interest in PK, Ltd.	(8,432)	(58,248)	-

Net cash used in investing activities	(201,203)	(185,523)	(130,530)

Cash flows from financing activities:
Proceeds from long-term borrowings	20,303	4,511	-
Repayments of long-term borrowings	(8,566)	(76,628)	(55,332)
Proceeds from exercised stock options and other	1,809	7,815	2,000
Net proceeds from issuance of common stock	-	162,852	-

Net cash provided by (used in) financing activities	13,546	98,550	(53,332)

Effect of exchange rate changes on cash	4,834	(1,845)	2,267

Net increase (decrease) in cash and cash equivalents	(66,624)	53,749	(72,477)

Cash and cash equivalents at beginning of year	196,049	142,300	214,777

Cash and cash equivalents at end of year	$129,425	$196,049	$142,300

Supplemental disclosure of cash flow information:
Change in accrual for purchases of property,
plant and equipment	$ 18,692	$(19,834)	$ 17,099

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended October 29, 2006, October 30, 2005 and October 31, 2004
(in thousands, except share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     Photronics, Inc. ("Photronics" or the "Company") is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits and, to a lesser extent, other types of electrical components. The Company operates principally from nine manufacturing facilities, two of which are located in the United States, three in Europe, two in Taiwan and one each in Korea and Singapore. A new manufacturing site in Shanghai, China is projected to begin production in the Company's second quarter of fiscal 2007.

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

Derivative Instruments and Hedging Activities

     The Company records derivatives in the consolidated balance sheets at fair value. The Company does not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of those derivatives are reported in the consolidated statements of operations or as accumulated other comprehensive income (loss), depending on whether they meet certain criteria and qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company uses judgment in assessing the fair value of derivatives and related financial instruments including assumptions utilized in derivative fair value models in such areas as projected interest rates and bond prices which are affected by changes in the Company's stock price during the contract term.

Fiscal Year

     The Company's fiscal year ends on the Sunday closest to October thirty-first.

Cash and Cash Equivalents

     Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less. The carrying values approximate fair values based on the short maturity of these instruments.

Investments

     The Company's investments, comprised of marketable equity securities, fixed income bonds, and auction rate securities, are classified as available-for-sale, and are carried at fair value. Investments available for current operations are classified in the consolidated balance sheets as current assets; investments held for long-term purposes are classified as non-current assets. Unrealized gains and losses, net of tax, are reported as OCI (loss) as a separate component of shareholders' equity. Gains and losses are reported in the consolidated statements of operations when realized, determined based on the disposition of specifically identified investments.

     Investments identified by the Company as having potential impairment are subject to further analysis to determine if the impairment is other than temporary. Other than temporary declines in market value from original costs are charged to investment and other income, net, in the period in which the loss occurs. In determining whether investment holdings are other than temporarily impaired, the Company considers the nature, cause, severity and duration of the impairment. The Company and its investment advisors used analyst reports, credit ratings or other items as part of its review.  No investments were considered to be other than temporarily impaired as of October 29, 2006.

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

Intangible Assets

     Intangible assets consist primarily of goodwill and other acquisition-related intangibles, and a technology license agreement and a supply agreement. These assets are stated at fair value as of the date acquired less accumulated amortization. Amortization is calculated on a straight-line basis or another method that more fairly represents the utilization of the assets. The future economic benefit of the carrying value of all intangible assets is reviewed annually and the Company uses judgment whenever events or changes in circumstances indicate the carrying value of an intangible asset may not be recoverable based on discounted cash flows or market factors and an impairment loss would be recorded in the period so determined (see Note 6).

Impairment of Long-Lived Assets

     Long-lived assets and certain identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on the Company's judgment and estimate of discounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs of disposition.

Investment in Joint Venture

     Investments in joint ventures over which the Company has the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net income (loss) of the joint venture. These investments are evaluated for impairment in accordance with the requirements of Accounting Principles Board (APB) Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." An impairment loss would be recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary. In judging "other than temporary," the Company would consider the length of time and extent to which the fair value of the investment has been less than the carrying amount of the equity company, the near-term and longer-term operating and financial prospects of the equity company, and its longer-term intent of retaining the investment in the equity company.

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

Stock-Based Compensation

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payments" on October 31, 2005, using the modified prospective method. Subsequently compensation expense is recognized in its consolidated statements of operations over the service period that the awards are expected to vest. The Company recognizes expense for all stock-based compensation with graded vesting granted on or after October 31, 2005 on a straight-line basis over the vesting period of the entire award.  For awards with graded vesting granted prior to October 31, 2005, the Company continues to recognize compensation cost over the vesting period following accelerated recognition as if each underlying vesting date represented a separate award. Stock-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods.

     Prior to October 31, 2005, the Company recorded stock-based compensation in accordance with the provisions of APB Opinion No. 25. The Company estimated the fair value of stock option awards in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," and disclosed the resulting estimated effect on net income on a pro forma basis.  Forfeitures of employee awards were provided in the pro forma effects as they occurred.

     As a result of adopting SFAS 123(R) on October 31, 2005, the Company's income before income taxes and net income for the year ended October 29, 2006 was $1.3 million, or $0.03 per basic and diluted share less than if it had continued to account for share based compensation under APB Opinion No. 25. There was no change in the statement of cash flows as a result of adoption of SFAS 123(R).

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement 123(R), "Accounting for Stock-Based Compensation," to stock-based employee compensation for the years ended October 30, 2005 and October 31, 2004:

	Year Ended

	October 30, 2005	October 31, 2004

Net income	$38,653	$24,466

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	266	295

Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(7,859)	(1,510)

Pro forma net income	$31,060	$23,251

Basic earnings per share:
As reported	$1.09	$0.75
Pro forma	$0.87	$0.71

Diluted earnings per share:
As reported	$0.95	$0.68
Pro forma	$0.78	$0.65

Research and Development

     Research and development costs are expensed as incurred, and consist primarily of global development efforts of high-end process technologies for advanced sub wavelength reticle solutions for IC and FPD photomask technologies.

     Research and development expenses also include the amortization of the carrying value of a technology license agreement with Micron Technology, Inc. (Micron) (see Notes 2 and 6). Under this technology license agreement, the Company has access to certain photomask technology developed by Micron.

Foreign Currency Translation

     The Company's international subsidiaries maintain their accounts in their respective local currencies. Assets and liabilities of such subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expenses are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments are accumulated and reported as OCI (loss) as a separate component of shareholders' equity. The effects of changes in exchange rates on foreign currency transactions, which are included in operations in investment and other income, net, were $4.3 million, $1.6 million and $0.6 million in fiscal 2006, 2005, and 2004, respectively.

Minority Interest

     Minority interest represents the minority shareholders' proportionate share in the equity of the Company's two majority-owned subsidiaries, PK, Ltd. (PKL) in Korea, and Photronics Semiconductor Mask Corporation (PSMC) in Taiwan, of which minority shareholders owned approximately 0.3% and 42%, respectively, as of October 29, 2006.

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

      Warranties and Other Post Shipment Obligations - For a 30-day period, the Company warrants that items sold will conform to customer specifications. However, the Company's liability is limited to repair or replacement of the photomasks at its sole option. The Company inspects photomasks for conformity to customer specifications prior to shipment. Accordingly, customer returns of items under warranty have historically been insignificant. However, the Company records a liability for the insignificant amount of estimated warranty returns based on historical experience. The Company's specific return policies include accepting returns for products with defects, or products that have not been produced to precise customer specifications. At the time of revenue recognition, a liability is established for these items.

     Customer Acceptance - Customer acceptance occurs concurrently with the transfer of title and risk of loss based upon the applicable shipping and delivery terms.

NOTE 2 - JOINT VENTURE, TECHNOLOGY LICENSE AND OTHER
                  AGREEMENTS WITH MICRON TECHNOLOGY, INC.

     On May 5, 2006, Photronics and Micron Technology, Inc. (Micron) entered into a joint venture known as MP Mask Technology Center, LLC (MP Mask). The joint venture develops and produces photomasks for leading-edge and advanced next generation semiconductors. As part of the formation of the joint venture, Micron contributed its existing photomask technology center located at its Boise, Idaho headquarters to MP Mask and Photronics paid Micron $120 million on the date of closing and will pay Micron an additional $7.5 million (included in accrued liabilities and in other long-term liabilities at October 29, 2006) on each of the first and second anniversaries of the closing date in exchange for a 49.99% interest in MP Mask and a license for photomask technology of Micron and certain supply agreements.

     Photronics and Micron have begun construction of an independent state-of-the-art nanofab facility (the "New NanoFab") in Boise, Idaho, for volume production of advanced technology photomasks. The New NanoFab will be constructed by Micron, equipped and operated by Photronics and subject to a lease purchase in favor of Photronics; its cost is estimated to be in the range of $55 to $65 million. Photronics' total investment in the purchase and equipping of the New NanoFab is expected to fall within a range of $150 million to $200 million and may include redeployment of some existing Photronics assets. This New NanoFab is expected to be completed and to begin qualification in the first half of the Company's fiscal 2008 year.

     The Company has completed its analysis of fair value attributes of its total $135,505 investment through the use of independent appraisals and management estimates, and has reallocated values that were preliminarily allocated to the investment in MP Mask joint venture and related intangible assets. The Company has allocated $64,209 to the net fair value of tangible assets acquired, $59,616 to the technology agreement, which will be amortized over 15 years, $6,959 to the supply agreement which will be amortized over 10 years, and $4,721 to goodwill. The Company accounts for its interest in the joint venture using the equity method of accounting. The Company's proportionate share of income or losses from its investment in the joint venture is recorded in other income and expense.

NOTE 3 - ACQUISITION OF ADDITIONAL SHARES OF PK, LTD.

     During the first quarter of fiscal 2006, Photronics invested $8.5 million to purchase additional shares of PKL, its non-wholly owned subsidiary in Korea. This transaction increased the Company's ownership in PKL from 96.5% as of October 30, 2005 to 99.7% as of October 29, 2006. During 2005, the Company invested $58.3 million to purchase additional shares of PKL which increased the Company's ownership in PKL from 75% at October 31, 2004 to 96.5% at October 30, 2005. The Company has completed its analysis of fair value attributes of the additional ownership through the use of independent appraisals and management estimates, and has reallocated values that were preliminarily allocated to goodwill to PKL's customer relationships and patents which are included in "Other Intangible Assets," net (see Note 6).

NOTE 4 - INVESTMENTS

     Short-term investments at October 29, 2006 and October 30, 2005 consist of available-for-sale fixed income and marketable equity securities. Long-term investments of $706 at October 29, 2006 and $1,537 at October 30, 2005 included in "Other Assets" consist primarily of available-for-sale equity securities, where fair values were determined based upon quoted market prices. For investments with no quoted market price, the estimated fair value is based upon the financial condition and the operating results and projections of the investee and is considered to approximate cost.

      Available-for-sale investments at October 29, 2006 were as follows:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Short-term debt investments:

Auction rate securities	$50,400	$ -	$ -	$50,400

Foreign bond funds and other	19,479	125	(105)	19,499

Total short-term investments	69,879	125	(105)	69,899

Long-term equity investments	51	655	-	706

	$69,930	$780	$(105)	$70,605

     In December 2006, approximately $38 million of the above auction rate securities were liquidated in connection with the Company's repayment of its 4.75% convertible subordinated notes (see Note 8).

     Available-for-sale investments at October 30, 2005 were as follows:

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

     In determining whether investment holdings are other than temporarily impaired, the Company considers the nature, cause, severity and duration of the impairment. The Company and its investment advisors used analyst reports, credit ratings or other items as part of its review.  No investments were considered to be other than temporarily impaired as of October 29, 2006.

     The maturities of available-for-sale short-term debt investments as of October 29, 2006 were as follows:

	Cost Basis	Estimated Fair Value

Due in one year or less	$ 2,236	$ 2,203

Due after one year through five years	17,243	17,296

Due after ten years	50,400	50,400

	$69,879	$69,899

     Gross realized gains and losses related to the Company's investments follow:

	Year Ended

	October 29, 2006	October 30, 2005	October 31, 2004

Gross realized gains	$4,037	$ 353	$658
Gross realized losses	(410)	(271)	-

Net realized gains	$3,627	$ 82	$658

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

	October 29, 2006	October 30, 2005

Land	$ 9,221	$ 8,716
Buildings and improvements	111,818	77,682
Machinery and equipment	1,009,767	896,382
Leasehold improvements	5,535	16,512
Furniture, fixtures and office equipment	18,578	21,055

	1,154,919	1,020,347
Less accumulated depreciation and amortization	711,282	607,918

	$ 443,637	$ 412,429

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

     In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company tests goodwill and other intangible assets with indefinite lives for impairment on an annual basis (or on an interim basis if an event occurs that indicates an impairment might exist). The Company completed its required annual impairment tests in the second fiscal quarter of 2006, 2005 and 2004 and determined that the carrying value of goodwill and other intangible assets with indefinite lives was not impaired. Goodwill increased from $136.3 million at October 30, 2005 to $138.5 million at October 29, 2006 as a result of additional goodwill of $4.7 million in connection with the Company's 2006 investment in Micron, and the net reallocation of goodwill of $2.5 million in connection with the final valuation of the Company's additional ownership in PKL (see Notes 2 and 3). Intangible assets that do not have indefinite lives are amortized based on average lives, which range from 3 to 15 years. Intangible asset amortization is forecasted to range from $4.9 million to $6.8 million per year for the next five years.

     Other intangible assets include assets related to the purchase of additional shares of PKL and the investment to form the MP Mask joint venture. The following table summarizes the type, value and amortization periods of other intangible assets as of October 29, 2006.

Description	Gross Value	Accumulated Amortization	Net Value	Weighted Average Amortization Period

Technology license agreement	$59,616	$1,656	$57,960	15 years
Customer lists	7,210	557	6,653	10 years
Supply agreement	6,959	634	6,325	10 years
Patents	156	12	144	10 years
Software and other	2,227	1,546	681	3.4 years

	$76,168	$4,405	$71,763

NOTE 7 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

	October 29, 2006	October 30, 2005

Income taxes	$18,789	$17,014
Salaries, wages and related benefits	9,997	7,793
Restructuring	2,654	2,245
Interest	818	603
Property taxes	1,609	2,468
Payable to Micron Technology, Inc.	7,500	-
Other	9,019	5,919

	$50,386	$36,042

NOTE 8 - LONG-TERM BORROWINGS

     Long-term borrowings consist of the following:

	October 29, 2006	October 30, 2005

4.75% convertible subordinated notes repaid in December 2006, including fair value adjustment of $(184) in 2006 and $(1,110) in 2005	$ 86,903	$ 85,977

2.25% convertible subordinated notes due April 15, 2008	150,000	150,000

Unsecured notes payable	20,288	4,813

Other	-	2,972

	257,191	243,762
Less current portion	86,903	4,813

	$170,288	$238,949

     Long-term borrowings mature as follows: 2007 - $86.9 million; 2008 - $163.2 million; 2009 - $0 million; 2010 - $7.1 million. Based upon quoted market prices the fair values of the 4.75% and 2.25% convertible subordinated notes were approximately $86.7 million and $162.2 million, respectively, as of October 29, 2006; and $86.8 million and $187.7 million, respectively, at October 30, 2005. The 4.75% convertible subordinated notes were repaid at maturity on December 15, 2006.

     Unsecured notes payable at October 29, 2006 represent a credit facility established in China in October 2005, consisting of term and revolving debt. As of October 29, 2006, the revolving credit facility interest rate was 6.12% annually; the term loan facility interest rate was 6.48% annually. Rates are subject to change based on the Peoples Bank of China Base Rate. As of October 29, 2006, this total facility of $23.6 million had $20.3 million outstanding, of which $13.2 million is due in October 2008 and $7.1 million is due in October 2010.

     The $87.1 million notional amount of the 4.75% convertible notes which have been effectively converted to a variable rate under an interest rate swap contract is stated at an amount equal to the sum of its principal amount less $0.2 million at October 29, 2006, representing the change in the fair value of the debt obligation attributable to the interest rate risk being hedged. This interest rate swap matured on December 15, 2006 concurrent with the repayment of the related debt. This fair value adjustment has been calculated using a discounted cash flow methodology (see Note 15).

     During fiscal 2005, the Company redeemed $64.4 million of its outstanding 4.75% subordinated convertible notes. The redemptions resulted in an early extinguishment charge of $1.7 million for fiscal 2005 and the total balance outstanding as of October 30, 2005 was $86.0 million.

     The Company's $100 million revolving credit facility expired in July 2005 and was not renewed.

     On April 15, 2003, the Company sold $150.0 million, 2.25% convertible subordinated notes due 2008 in a private offering pursuant to SEC Rule 144A. These notes are convertible into the Company's common stock at a conversion price of $15.89 per share.

     Interest payments were $12.2 million, $10.1 million and $12.8 million in fiscal 2006, 2005 and 2004, respectively.

NOTE 9 - EARNINGS PER SHARE

     The calculation of basic and diluted earnings per share is presented below:

	Year Ended

	October 29,	October 30,	October 31,
	2006	2005	2004

Net Income	$29,332	$38,653	$24,466
Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effect	4,343	4,343	4,343

Earnings for diluted earnings per share	$33,675	$42,996	$28,809

Weighted average common shares computations:
Weighted average common shares used for basic earnings per share	41,369	35,519	32,564
Effect of dilutive securities:
Convertible notes	9,441	9,441	9,441
Employee stock options	262	296	334

Dilutive potential common shares	9,703	9,737	9,775

Weighted average common shares used for diluted earnings per share	51,072	45,256	42,339

Basic earnings per share	$0.71	$1.09	$0.75
Diluted earnings per share	$0.66	$0.95	$0.68

     The effect of the potential conversion of some of the Company's convertible subordinated notes and the exercise of certain stock options has been antidilutive. The following table shows the amount of incremental shares outstanding that would have been added if the assumed conversion of convertible subordinated notes and stock options had been dilutive:

	Year Ended

	October 29, 2006	October 30, 2005	October 31, 2004

Convertible notes	2,354	2,788	5,255
Employee stock options	1,412	876	926

Total potentially dilutive shares excluded	3,766	3,664	6,181

NOTE 10 - INCOME TAXES

     The provision for income taxes consists of the following:

	Year Ended

	October 29, 2006	October 30, 2005	October 31, 2004

Current:
Federal	$ -	$ -	$ -
State	-	-	-
Foreign	9,497	5,422	4,848

	9,497	5,422	4,848
Deferred:
Federal	-	-	-
State	-	-	-
Foreign	965	4,636	913

	965	4,636	913

Total	$10,462	$10,058	$5,761

     The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate to the income before taxes as a result of the following:

	Year Ended

	October 29, 2006	October 30, 2005	October 31, 2004

U.S. federal income tax at statutory rate	$15,885	$19,371	$14,366
Change in tax basis of acquired assets	-	(5,137)	-
State income taxes, net of federal benefit	(255)	2,991	(275)
Change in valuation allowance	4,054	3,704	2,545
Foreign tax rate differential	(9,272)	(10,638)	(10,540)
Other, net	50	(233)	(335)

	$10,462	$10,058	$ 5,761

     The net deferred income tax liability consists of the following:

	October 29, 2006	October 30, 2005

Deferred income tax assets:

Reserves not currently deductible	$ 5,848	$ 7,695
Intangibles amortization	-	45
Net operating losses	42,803	38,607
Alternative minimum tax credits	2,926	2,926
Tax credit carryforwards	3,621	7,783
Non-qualified stock options	-	1,069
Other	85	591

	55,283	58,716
Valuation allowance	(36,993)	(35,245)

	18,290	23,471

Deferred income tax liabilities:

Property, plant and equipment	(21,931)	(24,841)
Investments and other	(1,139)	(2,148)
Other	(1,307)	(1,563)

	(24,377)	(28,552)

Net deferred income tax liability	$(6,087)	$(5,081)

Reported as:

Current deferred tax assets	$ 2,623	$ 1,280
Long-term deferred tax assets	990	1,536
Current deferred tax liabilities	-	(17)
Long-term deferred tax liabilities	(9,700)	(7,880)

	$(6,087)	$(5,081)

     The Company's operations have followed the recent migration of semiconductor industry fabrication to Asia, where the Company operates in countries where it is accorded favorable tax treatment. The Company is accorded tax holidays in Taiwan, one of which expired in December 2006 and the other is expected to expire in December 2012.  In addition, the Company has been accorded a tax holiday in China which expires in 2011. In Korea, various investment tax credits have been utilized to reduce the Company's effective income tax rate. During 2006, the Company reversed $3.6 million in deferred tax assets and related valuation allowance relating to expired tax credits.

     Income tax payments were $9.8 million, $8.8 million and $3.6 million in fiscal 2006, 2005 and 2004, respectively. Cash received for refunds of income taxes paid in prior years amounted to $0.2 million, $1.7 million and $0.9 million in fiscal 2006, 2005 and 2004, respectively.

     As of October 29, 2006 the Company had available U.S. Federal tax operating loss, tax capital loss and tax credit carry forwards subject to expiration as follows:

	Losses

Year of Expiration	Operating	Capital	Tax Credits

2010	$ -	$121	$ -
2018	-	-	1,272
2020	5,000	-	-
2022	14,800	-	-
2023	36,200	-	-
2024	22,300	-	300
2025	12,200	-	510
2026	3,500	-	-

	$94,000	$121	$2,082

     The Company has established a valuation allowance for a portion of its deferred tax assets, because it is more likely than not that a portion of its net operating loss carry forwards may expire prior to utililization. The valuation allowance increased by $1.7 million, $7.8 million and $4.3 million in fiscal 2006, 2005 and 2004, respectively.

     As of October 29, 2006, the Company had $2.9 million of alternative minimum tax credit carryforwards that are available to offset future federal taxes payable. The Company also has tax credits available in international jurisdictions of $1.2 million that begin to expire in 2007 if not utilized and the state tax credits of $0.3 million will begin to expire in 2007 if not utilized.

     As of October 29, 2006, the undistributed earnings of international subsidiaries included in consolidated retained earnings amounted to $194.2 million. Such amounts are considered to be reinvested indefinitely. Accordingly, no provision has been made for taxes that would be payable upon distribution of these earnings.

     The Company has elected the Alternative Transition Method provided in FASB Staff Position No. 123®-3 for calculating the tax effects of Share Based Compensation. As of October 29, 2006 the deferred income tax benefits resulting from this method amounted to $0.4 million.

NOTE 11 - EMPLOYEE STOCK-BASED COMPENSATION

     The Company has several stock-based compensation plans under which incentive and non-qualified stock options and restricted shares may be granted from shares authorized but unissued, treasury shares or shares reacquired by the Company. These plans are more fully described below. The compensation cost that has been charged against income for these plans was $2.0 million, $0.3 million, and $0.3 million for fiscal 2006, 2005 and 2004 respectively. No compensation cost was capitalized as part of inventory, and no income tax benefit was recorded in those years. No equity awards were settled in cash during the periods presented.

Stock Options

     The plans permit the grant of a maximum of 3.5 million share options and restricted shares to employees and outside directors. Option awards generally vest in one to four years, and have a 10-year contractual term. All incentive and non-qualified stock option grants must have an exercise price equal to the market value of the underlying common stock on the date of grant.

     The fair value of option grants is determined with the closing price on the day of grant using the Black Scholes option pricing model. The weighted average assumptions used for the years ended October 29, 2006, October 30, 2005 and October 31, 2004 are noted in the following table. Expected volatility is based on the historical volatility of the Company's stock. The Company uses historical option exercise behavior and employee termination data to estimate option life, which represents the period of time that the options granted are expected to remain outstanding. The risk-free rate of return for the estimated life of the option is based on the U.S. treasury yield curve in effect at the time of grant.

	Year Ended

	October 29, 2006	October 30, 2005	October 31, 2004

Volatility	55.0%	62.0%	60.0%

Risk free rate of return	4.8%	4.0%	3.4%

Dividend yield	0.0%	0.0%	0.0%

Expected average life	4.5 years	3.0 years	4.9 years

     A summary of option activity under the Plan as of October 29, 2006, and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at October 30, 2005	2,142,670	$19.46
Granted	692,700	16.92
Exercised	(111,748)	13.01
Cancelled	(208,394)	22.77

Outstanding at October 29, 2006	2,515,228	18.77	7.2 years	$239

Exercisable at October 29, 2006	1,724,378	$19.63	6.2 years	$216

     The weighted-average grant-date fair value of options granted during the years 2006, 2005, and 2004 was $8.50, $7.47, and $9.14 respectively. The total intrinsic value of options exercised during the years ended 2006, 2005, and 2004 was $0.4 million, $2.7 million, and $0.7 million respectively. A summary of the status of the Company's non-vested shares as of October 29, 2006 is presented below:

Non-vested Options	Shares	Weighted Average Grant Date Fair Value

Non-vested at October 30, 2005	298,860	$11.08
Granted	692,700	8.50
Vested	(162,485)	12.08
Forfeited	(38,225)	10.09

Non-vested at October 29, 2006	790,850	$ 8.67

     As of October 29, 2006 the total compensation cost related to non-vested option and restricted stock awards not yet recognized is approximately $8.8 million. That cost is expected to be recognized over a weighted average amortization period of 3.9 years.

Restricted Stock

     The Company also grants restricted stock awards periodically. The restrictions on these awards lapse over a service period that has ranged from less than one to eight years. The weighted-average grant-date fair value of restricted grants during the years 2006, 2005, and 2004 was $16.54, $16.65, and $17.90 respectively. The total value of awards for which restrictions lapsed during the years ended 2006, 2005, and 2004 was $0.5 million, $0.4 million, and $0.2 million respectively. A summary of the status of the Company's non-vested restricted shares as of October 29, 2006 is presented below:

Restricted Stock	Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at October 30, 2005	12,000
Granted	290,000
Exercised	(30,000)
Cancelled	-

Outstanding at October 29, 2006	272,000	7.9 years	$3,846

Employee Stock Purchase Plan

     The Company's Employee Stock Purchase Plan (ESPP) permits employees to purchase shares at 85% of the lower of the fair market value at the commencement of the offering or the last day of the payroll payment period. A total of 900,000 shares are available for purchase under the Plan. The vesting period for the ESPP plan is approximately one year. Under the ESPP, 689,976 shares had been issued through October 29, 2006, and an additional 49,338 shares are subject to outstanding subscriptions.

NOTE 12 - EMPLOYEE RETIREMENT PLANS

     The Company maintains a 401(k) Savings and Profit Sharing Plan (the Plan) which covers all full-time domestic employees who have completed six months of service and are eighteen years of age or older. Under the terms of the Plan, employees may contribute up to 50% of their salary, subject to certain maximum amounts, which will be matched by the Company at 50% of the employee's contributions, which are not in excess of 4% of the employee's compensation. Employee and employer contributions vest fully upon contribution. Employer contributions amounted to $0.5 million in fiscal 2006, 2005 and 2004.

     The Company's international subsidiaries maintain retirement plans for their employees, which vary by country. The obligations and cost of these plans are not significant to the Company's consolidated financial statements.

NOTE 13 - LEASES

     The Company leases various real estate and equipment under non-cancelable operating leases. Rental expense under such leases amounted to $3.2 million in fiscal 2006, $3.0 million in fiscal 2005 and $2.5 million in fiscal 2004.

     Future minimum lease payments (excluding costs associated with facilities closed under restructuring plans) under non-cancelable operating leases with initial or remaining terms in excess of one year at October 29, 2006 follow:

2007	$2,042
2008	543
2009	300
2010	167
2011	134
Thereafter	995

$4,181

     In 2006, the Company entered into a build to suit lease agreement with Micron for a new nano facility, construction of which is expected to be completed by the end of calendar 2007. At that time, the Company expects to enter into a five- year lease agreement with Micron, for which the Company estimates the total lease payments, including interest, will be approximately $66 million.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

     At October 29, 2006, the Company had capital expenditure purchase commitments outstanding of approximately $31.3 million. Photronics and Micron Technology, Inc. (Micron) have started construction of an independent state-of-the-art nanofab facility (the "New NanoFab") in Boise, Idaho, for volume production of advanced technology photomasks. The New NanoFab will be constructed by Micron, equipped and operated by Photronics and subject to a lease purchase in favor of Photronics; its cost is estimated to be in the range of $55 to $65 million. Photronics' total investment in the purchase and equipping of the New NanoFab is expected to fall within a range of $150 million to $200 million and may include redeployment of some existing Photronics assets.

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

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. Other than the fair values of the Company's convertible subordinated notes disclosed in Note 8, the carrying values of the Company's other financial instruments approximate fair value.

     The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse effect on the business of the Company.

NOTE 15 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     On October 22, 2002, the Company entered into an interest rate swap contract, which effectively converted $100 million of 4.75% fixed rate debt to a variable rate. Under the contract, payments are made on a LIBOR based variable rate (6.69% at October 29, 2006). In August 2005, the Company reduced its 4.75% fixed rate debt to $87.1 million. The notional amount of the fixed contract remains at $100 million.

     The interest rate swap contract is used to adjust the proportion of total debt that is subject to fixed interest rates. This contract is considered to be a hedge against interest rate risk of the Company's fixed rate debt obligations. Accordingly, the interest rate swap contract is stated at fair value in the Company's consolidated balance sheet (in accrued liabilities at October 29, 2006 and in other long-term liabilities at October 30, 2005) and the related portion of fixed rate debt being hedged is stated at an amount equal to the sum of its principal amount plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged. In addition, changes during any accounting period in the fair value of the interest rate swap contract, as well as offsetting changes in the adjusted carrying value of the related portion of fixed rate debt being hedged, are recognized as adjustments to interest expense in the Company's consolidated statement of operations. The net effect of this interest rate swap contract on the Company's statement of operations is that the interest expense portion of fixed rate debt being hedged is generally recorded based on variable rates.

     The interest rate swap contract was recorded as a liability of $0.4 million and $1.6 million at October 29, 2006 and October 30, 2005, respectively, in the Company's consolidated balance sheets. These fair values have been calculated using a discounted cash flow methodology. The fair value adjustment for the related portion of fixed rate debt being hedged decreased the $87.1 million carrying amount of such debt by $0.2 million as of October 29, 2006, and decreased the $87.1 million carrying amount of such debt by $1.1 million as of October 30, 2005 (see Note 8). The net loss on the ineffective portion of the interest rate swap contract was not material to the Company's consolidated statement of operations. This interest rate swap expired on December 15, 2006 (see Note 8).

     In April 2006, the Company's Korean subsidiary entered into a foreign currency rate swap contract. Under the terms of the contract, the Company has effectively converted a $50 million interest bearing intercompany loan denominated in U.S. dollars to Korean won. This contract was initially scheduled to expire in December 2006, however, it has been extended to 2007. The Company elected not to designate the foreign currency rate swap contract as a hedge which resulted in a mark-to-market adjustment charged in the income statement in the amount of $0.7 million.

     In September 2006, the Company entered into forward contracts to convert the fixed yen purchase price of certain equipment into fixed U.S. dollar amounts. In accordance with SFAS No. 133, "Accounting for Derivatives and Hedging Activities," hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow and  are evaluated for effectiveness. The Company records these derivative instruments in either other current assets or non current assets or accrued liabilities, depending on their net position, at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of these derivative financial instruments of $0.1 million were recorded as a charge to shareholders' equity as a component of accumulated other comprehensive income since they qualified for hedge accounting as defined by SFAS No. 133.

NOTE 16 - GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

     The Company operates in a single industry segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors. The Company's 2006, 2005 and 2004 net sales, operating income (loss) and identifiable assets by geographic area were as follows:

	2006	2005	2004

Net sales
Asia	$252,630	$232,721	$185,446
Europe	79,782	73,024	69,458
North America	122,463	135,025	140,635

	$454,875	$440,770	$395,539

Operating income (loss)
Asia	$45,816	$53,304	$47,996
Europe	15,859	8,755	6,205
North America	(2,232)	(3,119)	(2,606)

Stock-based compensation	(1,971)	(266)	(295)
Consolidation, restructuring and related charges	(15,639)	-	-

	$41,833	$58,674	$51,300

Total identifiable assets
Asia	$ 473,181	$338,472	$294,960
Europe	112,353	109,266	118,211
North America	460,149	497,991	445,039

	$1,045,683	$945,729	$858,210

     Samsung Electronics Co., Ltd. accounted for approximately 25%, 24% and 18% of the Company's net sales in fiscal 2006, 2005 and 2004, respectively. This included sales of both IC and FPD photomasks.

NOTE 17 - COMPREHENSIVE INCOME (LOSS)

     The Company's comprehensive income (loss) as reported in the consolidated statements of shareholders' equity consists of net earnings (losses) and all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of OCI (loss) were as follows for the three fiscal years ended October 29, 2006, October 30, 2005, and October 31, 2004:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

2006:
Foreign currency translation adjustment	$20,366	$ -	$20,366
Change in fair value of cash flow hedges	(35)	-	(35)
Change in unrealized gains on investments	(1,109)	-	(1,109)

Other comprehensive income	$19,222	$ -	$19,222

2005:
Foreign currency translation adjustment	$ 1,588	$ -	$ 1,588
Change in fair value of cash flow hedge	112	-	112
Change in unrealized gains on investments	(16)	-	(16)

Other comprehensive income	$ 1,684	$ -	$ 1,684

2004:
Foreign currency translation adjustment	$15,051	$ -	$15,051
Change in fair value of cash flow hedge	112	-	112
Change in unrealized gains on investments	(1,311)	46	(1,265)

Other comprehensive income	$13,852	$46	$13,898

NOTE 18 - CONSOLIDATION, RESTRUCTURING AND RELATED CHARGES

      In the second quarter of 2006, the Company implemented a plan to streamline its operating infrastructure in North America by ceasing the manufacture and research and development of photomasks at its Austin, Texas facility. The Company recorded total restructuring charges of $15.6 million in 2006, primarily comprised of $14.3 million related to the impairment of facilities and equipment and other and $1.3 million relating to workforce reductions of approximately 95 employees in the United States. The Austin, Texas facility is currently available for sale and is included in Other Assets in the Consolidated Balance Sheet with a net carrying value of $2.6 million at October 29, 2006.

     The Company continues to assess its global manufacturing strategy as its sales volume continues to grow in Asia. This ongoing assessment could result, in the future, in facilities closures, asset redeployment, workforce reductions, and the addition of increased manufacturing facilities, all of which would be predicated by market conditions and customer requirements.

     The following tables set forth the Company's restructuring reserves as of October 29, 2006, October 30, 2005, and October 31, 2004 and reflect the activities affecting the reserves for the years ended:

	Year Ended
	October 29, 2006

	October 30,			October 29,
	2005			2006
	Balance	Charges	Utilized	Balance

Manufacturing capacity reduction and other	$2,245	$14,383	$(14,100)	$2,528

Workforce reductions	-	1,256	(1,130)	126

Total	$2,245	$15,639	$(15,230)	$2,654

	Year Ended
	October 30, 2005

	October 31,			October 30,
	2004			2005
	Balance	Charges	Utilized	Balance

Manufacturing capacity reduction and other	$4,717	$ -	$(2,472)	$2,245

Workforce reductions	-	-	-	-

Total	$4,717	$ -	$(2,472)	$2,245

	Year Ended
	October 31, 2004

	November 2,			October 31,
	2003			2004
	Balance	Charges	Utilized	Balance

Manufacturing capacity reduction and other	$5,855	$ -	$(1,138)	$4,717

Workforce reductions	1,499	-	(1,499)	-

Total	$7,354	$ -	$(2,637)	$4,717

     As of October 29, 2006, "manufacturing capacity reduction and other" of $2.5 million primarily represents non-cancelable lease obligations that are due under respective lease terms through 2009.

NOTE 19 - OTHER RELATED PARTY TRANSACTIONS

     The Company has a 49.99% ownership interest in the MP Mask joint venture that was established in 2006 with Micron. Since the Company does not control this venture, the Company does not consolidate the results. As part of the joint venture, various supply agreements exist between the Company, Micron, and MP Mask. As of October 29, 2006, the Company owed MP Mask $8.7 million and had a receivable from Micron of $8.3 million. During 2006, the Company recognized net revenue of $1.0 million related to commissions earned under supply agreements between the Company, Micron and MP Mask; comprised of gross commission income of $1.7 million less $0.7 million of amortization of the value of the supply agreement intangible asset. The gross commission revenue includes $23.8 million in orders from Micron less the Company's cost of the corresponding orders placed with MP Mask in the amount of $22.1 million. In addition, in 2006, the Company incurred outstanding expenses of $0.4 million from MP Mask for research and development expenses incurred at the direction of the Company.

     The Chairman of the Board of the Company is also the Chairman of the Board and majority shareholder of a company who is a supplier of secure managed information technology services. Another director of the Company is also an employee, shareholder and Executive Vice Chairman of this company. Since 2002, the Company has entered into various service contracts with this company to provide services to all of the Company's worldwide facilities. The Company incurred expenses of $4.3 million in 2006, $3.7 million in 2005, and $3.4 million in 2004 related to services provided by the company, for which the amount owed to this company was $0.1 million at October 29, 2006 and $0.3 million at October 30, 2005. In 2006, the Company signed a new three year service contract with this company for $2.5 million per year.

     An officer of the Company is also the CEO, president and director of one of the Company's majority held subsidiaries. The Company purchases photomask blanks from a company of which this officer of the Company is a significant shareholder. The Company purchased $16.8 million, $13.6 million, and $8.3 million of photomask blanks from this company in 2006, 2005, and 2004, respectively, for which the amount owed to this company was $2.2 million at October 29, 2006, $1.8 million at October 30, 2005 and $0.7 million at October 31, 2004 respectively.

     The Company believes that the terms of the transactions described above with affiliated persons were negotiated at arm's-length and were no less favorable to the Company than the Company could have obtained from non-affiliated parties.

     During fiscal year 2005, the Company initiated a plan to acquire all of the outstanding shares of its non-wholly owned subsidiary in Korea. As part of the purchase of outstanding shares, in 2005 the Company acquired 1,136,036 shares or 3.4% from employees, including officers, of PKL for 8,980 won per share or $8.70 U.S. dollars per share. Two of these employees are also officers of the Company. The total purchase price of $9.9 million from PKL employees represents a premium of approximately 15% per share above similar purchases of stock from other stockholders during the same time period.

NOTE 20 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth certain unaudited quarterly financial data:

	First	Second	Third	Fourth	Year

Fiscal 2006:		(a)	(a)	(a)	(a)

Net sales	$111,948	$119,471	$108,160	$115,296	$454,875
Gross margin	36,183	41,808	32,904	36,129	147,024
Net income	9,693	5,265	4,555	9,819	29,332

Earnings per share:
Basic	$0.23	$0.13	$0.11	$0.24	$0.71
Diluted	$0.21	$0.12	$0.11	$0.21	$0.66

Fiscal 2005:	(b)	(b)		(b)	(b)

Net sales	$101,183	$112,893	$114,901	$111,793	$440,770
Gross margin	32,000	38,436	39,551	35,134	145,121
Net income	4,545	10,574	14,795	8,739	38,653

Earnings per share:
Basic	$0.14	$0.32	$0.42	$0.21	$1.09
Diluted	$0.13	$0.28	$0.35	$0.19	$0.95

(a)

Includes consolidation charges of $11.4 million in the second quarter of 2006, $1.8 million in the third quarter of 2006, $2.4 million in the fourth quarter of 2006, totaling $15.6 million in connection with the closure of the Company's Austin, Texas research and manufacturing facility and the consolidation of the Company's North American operating infrastructure.

(b)

Includes after tax early extinguishment charges of $1.2 million in the first quarter of 2005, $0.2 million in the second quarter of 2005, and $0.3 million in the fourth quarter of 2005, totaling $1.7 million in connection with the redemption of $64.4 million of the Company's 4.75% convertible notes.

NOTE 21 - OTHER RECENT ACCOUNTING PRONOUNCEMENTS

     In October 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)". SFAS No. 158 requires companies to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of its defined benefit postretirement plan directly to accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS No. 158 is effective for companies with fiscal years ending after December 15, 2006. The Company is currently evaluating SFAS No. 158, however does not believe the impact of its adoption will be material to its consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that SFAS No. 157 may have on its consolidated financial statements.

     In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB No. 108). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheets and statements of operations financial statements and the related financial statement disclosures.

The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating SAB No. 108, however does not believe the impact of its adoption will be material to its consolidated financial statements.

     In June 2006, the FASB issued FASB Interpretation Number 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109." The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective as of the beginning of the Company's 2008 fiscal year. The Company is evaluating the impact, if any, this statement may have on its consolidated financial statements.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments."  SFAS No. 155 permits fair value re-measurement for any hybrid financial instruments that contains an embedded derivative that otherwise would require bifurcation. As of October 29, 2006, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 2006.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report and based on their evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Management's Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the Committee of Sponsoring Organizations (COSO) of the Treadway Commission Framework.  Based on that evaluation, management concluded that internal control over financial reporting was effective as of October 29, 2006. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company's financial statements would be prevented or detected.

     Deloitte and Touche LLP has audited the Company's evaluation of the internal control environment in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB). Those standards require that Deloitte and Touche LLP plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Deloitte and Touche LLP has issued an unqualified report stating the Company has maintained effective internal control over financial reporting as of October 29, 2006.

January 11, 2007

ITEM 9B.  OTHER INFORMATION

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information as to Directors required by Item 401, 405 and 406 of Regulation S-K is set forth in the Company's 2007 definitive Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K under the caption "PROPOSAL 1 - ELECTION OF DIRECTORS" and in paragraph three under the caption "MEETINGS AND COMMITTEES OF THE BOARD" and is incorporated in this report by reference. The information as to Executive Officers is included in the Company's 2007 definitive Proxy Statement under the caption "EXECUTIVE OFFICERS" and is incorporated in this report by reference.

     The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller. A copy of the code of ethics may be obtained, free of charge, by writing to the General Counsel of Photronics, Inc., at 15 Secor Road, Brookfield, Connecticut 06804.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K is set forth in the Company's 2007 definitive Proxy Statement under the captions "EXECUTIVE COMPENSATION," "STOCK OPTIONS," "CERTAIN AGREEMENTS," and "DIRECTORS' COMPENSATION," respectively, and is incorporated in this report by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The information required by Items 403 and 201(d) of Regulation S-K is set forth in the Company's 2007 definitive Proxy Statement under the captions "Ownership of Common Stock by Directors, Nominees, Officers and Certain Beneficial Owners" and "Equity Compensation Plan Information," respectively, and is incorporated in this report by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 404 of Regulation S-K is set forth in the Company's 2007 definitive Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and is incorporated in this report by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 9 (e) of Schedule 14A is set forth in the Company's 2007 definitive Proxy Statement under the captions "FEES PAID TO THE INDEPENDENT AUDITORS" and "AUDIT COMMITTEE REPORT," respectively, and is incorporated in this report by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)	The following documents are filed as part of this report:

	1)	Financial Statements

Report of Registered Independent Public Accounting Firm

Consolidated Balance Sheets at October 29, 2006 and October 30, 2005

Consolidated Statements of Operations for the years ended October 29, 2006, October 30, 2005 and October 31, 2004

Consolidated Statements of Shareholders' Equity for the years ended October 29, 2006, October 30, 2005 and October 31, 2004

Consolidated Statements of Cash Flows for the years ended October 29, 2006, October 30, 2005 and October 31, 2004

Notes to Consolidated Financial Statements

	2)	Report of Independent Registered Public Accounting Firm on Supplemental Schedules

Schedule II, Valuation Account - Valuation and Qualifying Accounts for the fiscal years ended October 29, 2006, October 30, 2005 and October 31, 2004

Report of Independent Registered Public Accounting Firm on Supplemental Schedules

Board of Directors and Shareholders
Photronics, Inc.
Brookfield, Connecticut

     We have audited the consolidated financial statements of Photronics, Inc. and subsidiaries (the "Company") as of October 29, 2006 and October 30, 2005, and for each of the three fiscal years ended October 29, 2006, October 30, 2005 and October 31, 2004, management's assessment of the effectiveness of the Company's internal control over financial reporting as of October 29, 2006, and the effectiveness of the Company's internal control over financial reporting as of October 29, 2006, and have issued our report thereon dated January 11, 2007; such consolidated financial statements and report are included elsewhere in the Form 10-K.  Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
January 11, 2007

	Schedule II

	Valuation and Qualifying Accounts
	for the Years Ended October 29, 2006, October 30, 2005
	and October 31, 2004
	(in thousands)

	Balance at	Charge to			Balance at
	Beginning of	Costs and			End of
	Year	Expenses	Deductions		Year

Allowance for Doubtful Accounts

Year ended October 29, 2006	$ 2,475	$2,158	$ (162)	(a)	$ 4,471
Year ended October 30, 2005	$ 3,246	$ (593)	$ (178)	(a)	$ 2,475
Year ended October 31, 2004	$ 2,828	$1,530	$(1,112)	(a)	$ 3,246

Deferred Income Tax Valuation Allowance

Year ended October 29, 2006	$35,245	$1,748	$ -		$36,993
Year ended October 30, 2005	$27,483	$7,762	$ -		$35,245
Year ended October 31, 2004	$23,217	$4,266	$ -		$27,483

(a) Uncollectible accounts written off

3)	Exhibits

EXHIBITS INDEX

Exhibit Number	Description

3 (i) (1)	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2002 (Commission File Number 0-15451)).

3 (i) (2)

Amendment to the Certificate of Incorporation, dated July 9, 1986 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2002 (Commission File Number 0-15451)).

3 (i) (3)

Amendment to the Certificate of Incorporation, dated April 9, 1990 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2002 (Commission File Number 0-15451)).

3 (i) (4)

Amendment to the Certificate of Incorporation, dated March 16, 1995 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2002 (Commission File Number 0-15451)).

3 (i) (5)

Amendment to the Certificate of Incorporation, dated November 13, 1997 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2002 (Commission file number 0-15451)).

3 (i) (6)

Amendment to the Certificate of Incorporation, dated April 15, 2002 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2002 (Commission File Number 0-15451)).

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

4.2

Registration Rights Agreement, dated April 15, 2003 between the Company, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner and Smith Incorporated and JP Morgan Securities, Inc. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3, File Number 333-105918, which was filed on June 6, 2003).

4.3

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

4.4	The Company will furnish to the Commission upon request any other debt instrument referred to in Item 601(b)(4)(iii)(A) of Regulation S-K.

10.1

Master Service Agreement dated January 11, 2002 between the Company and RagingWire Telecommunications, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2002 (Commission File No. 0-15451)).

10.2

Real Estate Agreement dated June 19, 2002 between Constantine Macricostas and the Company (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2002 (Commission File Number 0-15451)).

10.3

Real Estate Agreement dated June 26, 2002 among George Macricostas and Stephen Macricostas and the Company (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2002 (Commission File Number 0-15451)).

10.4

The Company's 1992 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-8, File Number 33-47446 which was filed on April 24, 1994).+

10.5

Amendment to the Employee Stock Purchase Plan as of April 1, 1998 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10K for the fiscal year ended October 31, 2004 (Commission File Number 0-15451)).+

10.6

Amendment to the Employee Stock Purchase Plan as of March 24, 2004 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10K for the fiscal year ended October 31, 2004 (Commission File Number 0-15451)).+

10.7

The Company's 1994 Stock Option Plan (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-8, Commission File Number 33-78102 which was filed on April 22, 1994).+

10.8

The Company's 1996 Stock Option Plan, as amended and restated March 13, 2003 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10K for the fiscal year ended October 31, 2004 (Commission File Number 0-15451)).+

10.9

The Company's 1998 Stock Option Plan, as amended and restated March 13, 2003 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10K for the fiscal year ended October 31, 2004 (Commission File Number 0-15451)).+

10.10

The Company's 2000 Stock Option Plan, as amended and restated March 13, 2003 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10K for the fiscal year ended October 31, 2004 (Commission File Number 0-15451)).+

10.11

Form of Agreement regarding life insurance between the Company and Executive (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10K for the fiscal year ended October 31, 2004 (Commission File Number 0-15451)).+

10.12

Consulting Agreement between the Company and Constantine S. Macricostas, dated July 11, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8K filed July 13, 2005 (Commission File Number 0-15451)).+

10.13

Executive Employment Agreement between the Company and Edwin L. Lewis, dated January 4, 2005 (incorporated by reference to Exhibit 10.22 to the Company's Annual report on Form 10-K for the fiscal year ended October 31, 2004 (Commission File Number 0-15451)).+

10.14

Executive Employment Agreement between the Company and Michael J. Luttati dated May 12, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8K filed on May 13, 2005 (Commission File Number 0-15451)).+

10.15

Executive Employment Agreement between the Company and Sean T. Smith dated February 20, 2003 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 2, 2003 (Commission File No. 0-15451)).+

10.16

Resignation Agreement between the Company and Paul J. Fego dated January 25, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10Q filed on June 6, 2005 (Commission File No. 0-15451)).

10.17

Limited Liability Company Operating Agreement of MP Mask Technology Center, LLC between Micron Technology, Inc. ("Micron") and Photronics, Inc. ("Photronics") dated May 5, 2006 (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10Q filed on June 8, 2006 (Commission File No. 0-15451)).#

10.18

Contribution and Units Purchase Agreement between Micron, Photronics and MP Mask Technology Center, LLC ("MP Mask") dated May 5, 2006 (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10Q filed on June 8, 2006 (Commission File No. 0-15451)).#

10.19

Technology License Agreement among Micron, Photronics and MP Mask dated May 5, 2006 (incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10Q filed on June 8, 2006 (Commission File No. 0-15451)).#

10.20

Build to Suit Lease between Micron and Photronics dated May 5, 2006 (incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10Q filed on June 8, 2006 (Commission File No. 0-15451)).#

10.21

Photronics to Micron Supply Agreement between Micron and Photronics dated May 5, 2006 (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10Q filed on June 8, 2006 (Commission File No. 0-15451)).#

10.22

Company to Photronics Supply Agreement between MP Mask and Photronics dated May 5, 2006 (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10Q filed on June 8, 2006 (Commission File No. 0-15451)).#

10.23

Executive Employment Agreement between the Company and Soo Hong Jeong dated August 24, 2001, as amended March 18, 2004, November 28, 2005 and June 9, 2006 (incorporated by reference to Exhibit 10.23 to the Company's Current Report on Form 10Q filed on September 7, 2006 (Commission File No. 0-15451)).

10.24

Extension of Executive Employment Agreement between the Company and Soo Hong Jeong effective October 29, 2006 and ending on October 28, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 3, 2007 (Commission File No. 0-15451)).

21	List of Subsidiaries of the Company.*

23	Consent of Deloitte & Touche LLP.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

+	Represents a management contract or compensatory plan or arrangement.

#	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

*	Represents an Exhibit that is filed with this Annual Report on Form 10-K.

The Company will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired.  All requests should be addressed to the Company's General Counsel at the address of the Company's principal executive offices.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTRONICS, INC.
(Registrant)

By	/s/ SEAN T. SMITH
January 11, 2007
Sean T. Smith Senior Vice President Chief Financial Officer (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ CONSTANTINE S. MACRICOSTAS
January 11, 2007
Constantine S. Macricostas Chairman of the Board

By	/s/ MICHAEL J. LUTTATI
January 11, 2007
Michael J. Luttati Chief Executive Officer Director

By	/s/ SEAN T. SMITH
January 11, 2007
Sean T. Smith Senior Vice President Chief Financial Officer (Principal Accounting Officer)

By	/s/ WALTER M. FIEDEROWICZ
January 11, 2007
Walter M. Fiederowicz Director

By	/s/ JOSEPH A. FIORITA, JR.
January 11, 2007
Joseph A. Fiorita, Jr. Director

By	/s/ GEORGE C. MACRICOSTAS
January 11, 2007
George C. Macricostas Director

By	/s/ WILLEM D. MARIS
January 11, 2007
Willem D. Maris Director

By	/s/ MITCHELL G. TYSON
January 11, 2007
Mitchell G. Tyson Director