Form 10-Q
period 2007-01-28
PHOTRONICS INC
filed 2007-03-08
CIK 810136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 28, 2007

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
Large Accelerated Filer  ☐   Accelerated Filer ☒  Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2007
Common Stock, $0.01 par value	41,792,608 Shares

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
AND SUBSIDIARIES

INDEX

PART I.     FINANCIAL INFORMATION

Item 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	January 28, 2007	October 29, 2006

ASSETS

Current assets:
Cash and cash equivalents	$100,636	$ 129,425
Short-term investments	31,803	69,899
Accounts receivable, net of allowance of $4,342 in 2007
and $4,471 in 2006	76,478	84,299
Inventories	16,069	19,209
Other current assets	8,952	16,055

Total current assets	233,938	318,887

Property, plant and equipment, net	448,880	443,637
Goodwill	138,534	138,534
Investment in joint venture	64,459	64,365
Other intangibles, net	70,409	71,763
Other assets	6,518	8,497

	$962,738	$1,045,683

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term borrowings	$ -	$ 86,903
Accounts payable	54,860	53,907
Accrued liabilities	36,398	50,386

Total current liabilities	91,258	191,196

Long-term borrowings	172,558	170,288
Deferred income taxes and other liabilities	23,289	23,920

Total liabilities	287,105	385,404

Minority interest	47,942	45,997

Shareholders' equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 41,512 shares issued and outstanding at January 28, 2007 and 41,485 shares issued and outstanding at October 29, 2006	415	415
Additional paid-in capital	379,074	378,143
Retained earnings	210,509	202,652
Accumulated other comprehensive income	37,693	33,072

Total shareholders' equity	627,691	614,282

	$962,738	$1,045,683

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended

	January 28, 2007	January 29, 2006

Net sales	$105,981	$111,948

Costs and expenses:

Cost of sales	76,316	75,765

Selling, general and administrative	16,442	15,188

Research and development	4,720	8,250

	8,503	12,745

Gain on sale of facility	2,254	-

Operating income	10,757	12,745

Other income (expense), net
Interest expense	(2,095)	(2,785)
Investment and other income, net	1,811	4,557

Income before income taxes and minority interest	10,473	14,517

Income tax provision	1,312	3,818

Income before minority interest	9,161	10,699

Minority interest	(1,304)	(1,006)

Net income	$ 7,857	$ 9,693

Earnings per share:

Basic	$0.19	$0.23

Diluted	$0.17	$0.21

Weighted average number of common shares outstanding:

Basic	41,475	41,315

Diluted	51,361	50,946

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended

	January 28, 2007	January 29, 2006

Cash flows from operating activities:
Net income	$ 7,857	$ 9,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,383	22,334
Gain on sale of facility	(2,254)	-
Minority interest in income of consolidated subsidiaries	1,304	1,006
Changes in assets and liabilities:
Accounts receivable	8,958	(6,300)
Inventories	3,348	(1,372)
Other current assets	7,358	(3,219)
Accounts payable and other	(30,354)	(10,779)

Net cash provided by operating activities	18,600	11,363

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,601)	(28,535)
Acquisition of additional interest in PK, Ltd.	-	(8,432)
Proceeds from sales of short-term investments	38,400	6,637
Proceeds from sale of facility	5,011	-
Purchases of short-term investments	-	(5,693)

Net cash provided by (used in) investing activities	37,810	(36,023)

Cash flows from financing activities:
Repayments of long-term borrowings	(87,087)	(632)
Proceeds from long-term borrowings	1,926	-
Proceeds from issuance of common stock	189	310

Net cash used in financing activities	(84,972)	(322)

Effect of exchange rate changes on cash	(227)	(227)

Net decrease in cash and cash equivalents	(28,789)	(25,209)
Cash and cash equivalents at beginning of period	129,425	196,049

Cash and cash equivalents at end of period	$100,636	$170,840

Change in accrual for purchases of property, plant and equipment	$ 14,930	$ 13,064

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended January 28, 2007 and January 29, 2006
(unaudited)
(in thousands, except share amounts)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     Photronics, Inc. and its subsidiaries (the "Company" or "Photronics") is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays (FPD), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits (IC) and a variety of FPD and, to a lesser extent, other types of electrical and optical components.  The Company currently operates principally from nine manufacturing facilities, two of which are located in the United States, three in Europe, two in Taiwan, and one each in Korea and Singapore. A tenth facility in China is expected to begin production in the second quarter of the Company's fiscal 2007 year.  The Company is also constructing an independent state-of-the-art nanofab facility (the "New NanoFab") in Boise, Idaho, under a build-to-suit lease agreement with Micron Technology, Inc. which is expected to be completed by the end of calendar year 2007.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending October 28, 2007. Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 29, 2006.

NOTE 2 - COMPREHENSIVE INCOME

     The following table summarizes comprehensive income for the three months ended January 28, 2007 and January 29, 2006:

	Three Months Ended

	January 28, 2007	January 29, 2006

Net income	$ 7,857	$ 9,693

Other comprehensive income:
Change in unrealized net gains on investments, net of tax	12	75
Change in fair value of cash flow hedge	(1,483)	28
Foreign currency translation adjustments	6,092	16,024

	4,621	16,127

Total comprehensive income	$12,478	$25,820

NOTE 3 - EARNINGS PER SHARE

     The calculation of basic and diluted earnings per share is presented below:

	Three Months Ended

	January 28, 2007	January 29, 2006

Net income
	$7,857	$ 9,693
Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effect	1,100	1,100

Earnings for diluted earnings per share	$8,957	$10,793

Weighted average common shares computations:
Weighted average common shares used for basic earnings per share	41,475	41,315
Effect of dilutive securities:
Convertible notes	9,441	9,441
Employee stock options	445	190

Dilutive potential common shares	9,886	9,631

Weighted average common shares used for diluted earnings per share	51,361	50,946

Basic earnings per share	$0.19	$0.23
Diluted earnings per share	$0.17	$0.21

     The effect of the potential conversion of some of the Company's convertible subordinated notes and the exercise of certain stock options has been antidilutive. The following table shows the amount of incremental shares outstanding that would have been added if the assumed conversion of convertible subordinated notes and stock options had been dilutive.

	January 28, 2007	January 29, 2006

Convertible notes	1,216	2,354
Employee stock options	1,807	1,113

Total potentially dilutive shares excluded	3,023	3,467

NOTE 4 - INVESTMENTS

     Short-term investments at January 28, 2007 and October 29, 2006 consist of available-for-sale fixed income and marketable equity securities. Long-term investments of $680 at January 28, 2007 and $706 at October 29, 2006 included in "Other Assets" primarily consist of available-for-sale equity securities, where fair values were determined based upon quoted market prices. For investments with no quoted market price, the estimated fair value is based upon the financial condition and the operating results and projections of the investee and is considered to approximate cost.

      Available-for-sale investments at January 28, 2007 were as follows:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Short-term debt investments:

Auction rate securities	$12,000	$ -	$ -	$12,000

Foreign bond funds and other	19,744	205	(146)	19,803

Total short-term investments	31,744	205	(146)	31,803

Long-term equity investments	51	629	-	680

	$31,795	$834	$(146)	$32,483

Available-for-sale investments at October 29, 2006 were as follows:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Short-term debt investments:

Auction rate securities	$50,400	$ -	$ -	$50,400

Foreign bond funds and other	19,479	125	(105)	19,499

Total short-term investments	69,879	125	(105)	69,899

Long-term equity investments	51	655	-	706

	$69,930	$780	$(105)	$70,605

     In determining whether investment holdings are other than temporarily impaired, the Company considers the nature, cause, severity and duration of the impairment. The Company and its investment advisors used analyst reports, credit ratings or other items as part of its review.  No investments were considered to be other than temporarily impaired as of January 28, 2007.

     The maturities of available-for-sale short-term debt investments at January 28, 2007 were as follows:

	Cost Basis	Estimated Fair Value

Due in one year or less	$ 2,266	$ 2,243
Due after one year through five years	17,478	17,560
Due after ten years	12,000	12,000

	$31,744	$31,803

     In the three month periods ended January 28, 2007 and January 29, 2006, the Company sold $38.4 million and $6.6 million, respectively, of short-term debt investments.  The $38.4 million of short-term debt investments sold during the three month period ended January 28, 2007 were liquidated in connection with the Company's repayment of its 4.75% convertible subordinated notes in December 2006 (see Note 9).

     Gross realized gains and losses related to the Company's investments are as follows:

	Three Months Ended

	January 28, 2007	January 29, 2006

Gross realized gains	$44	$ -
Gross realized losses	(31)	(5)

Net realized gains (losses)	$13	$(5)

NOTE 5 - STOCK-BASED COMPENSATION PLANS

     The Company has several stock-based compensation plans under which incentive and non-qualified stock options and restricted shares may be granted from shares authorized but unissued, treasury shares or shares reacquired by the Company.  The plans permit the grant of a maximum of 3.5 million share options and restricted shares to employees and outside directors.  These plans are more fully described below.  The Company incurred compensation expense for those plans of $0.8 million and $0.4 million for the three month periods ended January 28, 2007 and January 29, 2006, respectively.  No compensation cost was capitalized as part of inventory, and no income tax benefit was recorded in those years. No equity awards were settled in cash during the periods presented.

Stock Options

     Option awards generally vest in one to four years, and have a 10-year contractual term.  All incentive and non-qualified stock option grants must have an exercise price equal to the market value of the underlying common stock on the date of grant.  The option and share awards provide for accelerated vesting if there is a change in control as defined in the plan.

     The fair value of option grants is determined with the closing price on the day of grant using the Black Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's stock. The Company uses historical option exercise behavior and employee termination data to estimate option life, which represents the period of time that the options granted are expected to remain outstanding.  The risk-free rate of return for the estimated life of the option is based on the U.S. treasury yield curve in effect at the time of grant.  The weighted average assumptions used for the three months ended January 28, 2007 and January 29, 2006 are noted in the following table.

	Three Months Ended

	January 28, 2007	January 29, 2006

Volatility	53.0%	58.0%

Risk free rate of return	4.5%	4.4%

Dividend yield	0.0%	0.0%

Expected average life	4.6 years	4.9 years

      A summary of option awards under the plan as of January 28, 2007 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 28, 2007	2,509,928	$18.72	7.0 years	$1,485
Exercisable at January 28, 2007	1,707,265	$19.61	6.0 years	$1,344

     During the three months ending January 28, 2007, 40,000 share options were granted with a weighted-average grant-date fair value of $7.24 per share.  For the comparable period last year 10,750 share options were granted with a weighted-average grant-date fair value of $8.01 per share. As of January 28, 2007 the total compensation cost related to non-vested option awards not yet recognized was approximately $5.0 million.  That cost is expected to be recognized over a weighted average amortization period of 3.3 years.

Restricted Stock

     The Company also grants restricted stock awards annually.  The restrictions on these awards lapse over a service period that has ranged from less than one to eight years.  During the three months ending January 28, 2007, 34,000 shares were granted with a weighted-average grant-date fair value of $13.99 per share.  For the comparable period last year 60,000 shares were granted with a weighted-average grant-date fair value of $15.11 per share.   As of January 28, 2007, the total compensation cost related to non-vested restricted stock awards not yet recognized was approximately $3.9 million.  That cost is expected to be recognized over a weighted average amortization period of 6.2 years.   A summary of the status of the Company's nonvested restricted shares as of January 28, 2007 is presented below:

Restricted Stock	Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 28, 2007	288,500	7.8 years	$4,679

NOTE 6 - LEASE LIABILITIES RELATED TO RESTRUCTURING

     Since 2001, the Company has closed manufacturing facilities in North America and in Europe due in part to the migration of semiconductor manufacturing to Asia, excess capacity, competitive pricing pressures and weakened demand. Decisions regarding which facilities to close were based on sales volume projections, customer base and production qualifications.  The Company continues to assess its global manufacturing strategy as its sales volume continues to grow in Asia. This ongoing assessment could result, in the future, in facilities closures, asset redeployment, workforce reductions, or the addition of increased manufacturing facilities, all of which would be predicated by market conditions and customer requirements.

     In fiscal 2006, the Company recorded total restructuring charges of $15.6 million primarily related to ceasing operations at its manufacturing and research and development facility in Austin, Texas.  During the first quarter of 2007, the Company sold this facility for proceeds of $5.0 million and realized a gain of $2.3 million.

     The following tables set forth the Company's restructuring reserves as of January 28, 2007 and January 29, 2006 respectively, and reflect the activity affecting the reserves for the three months then ended.  As of January 28, 2007, the remaining liability of $2.3 million primarily represents non-cancelable lease obligations that are due under respective lease terms through 2009.

	Three Months Ended
	January 28, 2007

	October 29, 2006	Charges	Utilized	January 28, 2007

Leases and other	$2,654	$ -	$(340)	$2,314

	Three Months Ended
	January 29, 2006

	October 30, 2005	Charges	Utilized	January 29, 2006

Leases and other	$2,245	$350	$(684)	$1,911

NOTE 7 - GEOGRAPHIC INFORMATION

     The Company operates in a single industry segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors.  The Company's net sales, operating income (loss) and identifiable assets by geographic area as of and for the three months ended January 28, 2007 and January 29, 2006 were as follows:

	January 28, 2007	January 29, 2006

Net sales
Asia	$ 58,709	$ 61,158
Europe	19,489	19,983
North America	27,783	30,807

	$105,981	$111,948

Operating income
Asia	$ 5,474	$13,420
Europe	2,598	4,721
North America	1,219	(4,972)

Gain on sale of facility	2,254	-
Stock-based compensation	(788)	(424)

	$10,757	$12,745

Total identifiable assets
Asia	$473,486	$422,214
Europe	114,221	116,212
North America	375,031	438,028

	$962,738	$976,454

     The Company is typically impacted during its first fiscal quarter by the North American and European holiday periods as some customers reduce their effective workdays and orders during this period.  The Company's first quarter of fiscal 2007 had more than the usual customer shutdowns which resulted in reduced net sales.

NOTE 8 - INCOME TAXES

     The income tax provision differs from the amount computed by applying the United States statutory rate of 35 percent to income before income taxes primarily due to the Company's reduced tax rates in Korea and Taiwan, and valuation allowances placed on deferred tax assets in the U.S., primarily those generated by net operating loss carry forwards.

NOTE 9 - LONG -TERM BORROWINGS

     Long-term borrowings consist of the following:

	January 28, 2007	October 29, 2006

4.75% convertible subordinated notes, including fair value adjustment of $(184) in 2006	$ -	$ 86,903

2.25% convertible subordinated notes due April 15, 2008	150,000	150,000

Unsecured notes payable	22,558	20,288

	172,558	257,191
Less current portion	-	86,903

	$172,558	$170,288

      The 4.75% convertible subordinated notes were repaid at maturity on December 15, 2006.  A related interest rate swap also matured on December 15, 2006 concurrent with the repayment of the related debt.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

     As of January 28, 2007, the Company had commitments outstanding for capital expenditures of approximately $100 million.

     The Company is subject to various claims that arise in the ordinary course of business.  The Company believes such claims, individually or in the aggregate, will not have a material adverse effect on the business of the Company.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

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

     In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB No. 108). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheets and statements of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company early adopted SAB No. 108 during its quarter ended January 28, 2007, and its adoption did not have a material impact on its consolidated financial statements.

     In June 2006, the FASB issued FASB Interpretation Number 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109." The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective as of the beginning of the Company's 2008 fiscal year. The Company is evaluating the impact, if any, this statement may have on its consolidated financial statements

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 permits fair value re-measurement for any hybrid financial instruments that contains an embedded derivative that otherwise would require bifurcation. The Company adopted SFAS No. 155 during its quarter ended January 28, 2007, and its adoption did not have a material impact on its consolidated financial statements.  As of January 28, 2007, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

     Management's discussion and analysis of the Company's financial condition, business results and outlook should be read in conjunction with its condensed consolidated financial statements and related notes. Various segments of this MD&A do contain forward-looking statements, all of which are presented based on current expectations and may be adversely affected by uncertainties and risk factors presented throughout this filing and the Company's Annual Report on Form 10-K for the fiscal 2006 year, leading actual results to materially differ from these expectations.

     The Company sells substantially all of its photomasks to semiconductor designers and manufacturers, and manufacturers of flat panel displays (FPD). Photomask technology is also being applied to the fabrication of other higher performance electronic products such as photonics, micro-electronic mechanical systems and certain nanotechnology applications. The Company's selling cycle is tightly interwoven with the development and release of new semiconductor designs and flat panel applications, particularly as it relates to the semiconductor industry's migration to more advanced design methodologies and fabrication processes. The Company believes that the demand for photomasks primarily depends on design activity rather than sales volumes from products produced using photomask technologies.

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

Material Changes in Results of Operations
Three Months ended January 28, 2007 versus January 29, 2006

     The following table represents selected operating information expressed as a percentage of net sales:

	Three Months Ended

	January 28, 2007	January 29, 2006

Net sales	100.0%	100.0%
Cost of sales	72.0	67.7

Gross margin	28.0	32.3
Selling, general and administrative expenses	15.5	13.6
Research and development expenses	4.5	7.3

	8.0	11.4
Gain on sale of facility	2.1	-

Operating income	10.1	11.4

Other income (expense), net	(0.3)	1.6

Income before income taxes and minority interest	9.8	13.0
Income tax provision	1.2	3.4
Minority interest	(1.2)	(0.9)

Net income	7.4%	8.7%

     Note: All of the following tabular comparisons, unless otherwise indicated, are for the three month periods ended January 28, 2007 (Q1-07) and January 29, 2006 (Q1-06) in millions of dollars:

Net Sales

	Three Months Ended

	Q1-07	Q1-06	Percent Change

IC	$ 85.6	$ 86.4	(1.0)%
FPD	20.4	25.5	(20.1)%

Total net sales	$106.0	$111.9	(5.3)%

     Net sales for Q1-07 decreased 5.3% to $106.0 million as compared to $111.9 million for Q1-06. The decrease is primarily related to reduced demand for FPD technology applications, principally high-end, and to a lesser extent customer shutdowns associated with the holidays. High-end photomask applications, which typically have higher average selling prices (ASPs), include mask sets for G6 and above technologies for FPD products and 90 nanometer and below for IC products.Revenues attributable to high-end products were $23.7 million in Q1-07 and $23.8 million in Q1-06. The Company's quarterly revenues can be affected by the seasonal purchasing of its customers. The Company is typically impacted during its first fiscal quarter by the North American and European holiday periods as some customers reduce their effective workdays and orders during this period. Q1-07 had more than the usual customer shutdowns which resulted in reduced net sales. By geographic area, net sales in Asia decreased $(2.4) million or (4.0%), North American sales decreased $(3.0) million or (9.8%), and European sales decreased $(0.5) million or (2.5%).  As a percent of total net sales in Q1-07, net sales in Asia were 55%, North America 26%, and Europe 19%.

Gross Margin

	Three Months Ended

	Q1-07	Q1-06	Percent Change

Gross margin	$29.7	$36.2	(18.0)%
Percentage of net sales	28.0%	32.3%

     Gross margin percentage decreased to 28.0% in Q1-07 from 32.3% in Q1-06 primarily as a result of decreased sales volume. The Company operates in a high fixed cost environment and to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.  The decrease in gross margin percentage in Q1-07 as compared to Q1-06 was also a result of the Company's expanded equipment base which includes the Company's FPD manufacturing site in Taichung, Taiwan. The gross margin percentage throughout the remainder of fiscal 2007 could be negatively impacted by increased depreciation expense associated with the Company's capital expenditures as the Company increases its fixed cost manufacturing base, principally in Asia.

Selling, General and Administrative

	Three Months Ended

	Q1-07	Q1-06	Percent Change

S, G & A expenses	$16.4	$15.2	8.3%
Percentage of net sales	15.5%	13.6%

     Selling, general and administrative expenses increased $1.3 million to $16.4 million in Q1-07 as compared with $15.2 million in Q1-06 primarily related to the Company's China expansion, and to a lesser extent increased SFAS 123(R) expenses.

Research and Development

	Three Months Ended

	Q1-07	Q1-06	Percent Change

R&D expenses	$4.7	$8.3	(42.8)%
Percentage of net sales	4.5%	7.3%

     Research and development expenses consist primarily of global development efforts relating to high-end process technologies for advanced sub wavelength reticle solutions for IC and FPD technologies.  Research and development expenses decreased $3.5 million in Q1-07 as compared to Q1-06 as a result of cost savings associated with the 2006 closure of the Company's Austin, Texas research and development operations, which were in part offset by amortization expenses of the fair value of the agreement to license technology from Micron Technology, Inc.

Gain on Sale of Facility

     In January of 2007, the Company sold its Austin, Texas manufacturing and research and development facility for proceeds of $5.0 million and realized a gain of $2.3 million.

Other Income (Expense), Net

	Three Months Ended

	Q1-07	Q1-06

Interest expense	$(2.1)	$(2.8)
Investment and other income, net	1.8	4.6

Other income (expense), net	$(0.3)	$ 1.8

     Interest expense in Q1-07 decreased by $0.7 million as compared to Q1-06 due to less outstanding debt as a result of the Company repaying on December 15, 2006 the remaining outstanding carrying value of $86.9 million of its 4.75% convertible subordinated notes. Investment and other income, net, for Q1-07 decreased by $2.8 million as a result of decreased foreign currency gains and lower investment income associated with reduced investment balances.

Provision for Income Taxes

	Three Months Ended

	Q1-07	Q1-06

Income tax provision	$1.3	$3.8
Effective income tax rate	12.5%	26.3%

     The effective income tax rate of 12.5% in Q1-07 resulted from taxes incurred on income generated in taxable jurisdictions that were partially offset by increased income generated in the U.S. where the Company did not record additional deferred tax benefits due to net operating loss carryforwards.  The income tax provision in Q1-07 decreased by $2.5 million as compared to Q1-06, primarily due to increased foreign investment tax credits, and increased U.S. income which did not have a corresponding income tax provision due to the utilization of net operating loss carryforwards.

     The Company's operations have followed the migration of semiconductor industry fabrication to Asia, where the Company operates in countries where it is accorded favorable tax jurisdictions. The Company is accorded tax holidays in Taiwan, one of which expired in December 2006, and another which is expected to begin to expire in 2012. In addition, the Company has been accorded a tax holiday in China which is expected to expire in 2011.  In Korea, various investment tax credits have been utilized to reduce the Company's effective income tax rate.

Minority Interest in Consolidated Subsidiaries

     Minority interest expense increased $0.3 million to $1.3 million in Q1-07 as compared to Q1-06 due to increased net income at the Company's non-wholly owned subsidiary in Taiwan. The Company's ownership in its subsidiary in Taiwan was approximately 58% at January 28, 2007 and October 29, 2006, and its ownership in its subsidiary in Korea was approximately 99.7% at January 28, 2007 and October 29, 2006.

Liquidity and Capital Resources

     The Company's working capital increased $15.0 million to $142.7 million at January 28, 2007, as compared to $127.7 million at October 29, 2006 primarily as a result of cash generated from operations. Cash, cash equivalents and short-term investments at January 28, 2007 were $132.4 million compared to $199.3 million at October 29, 2006. The decrease in cash, cash equivalents and short-term investments during the three months ended January 28, 2007 was due to the $87.1 million payment of the remaining balance of the Company's 4.75% convertible subordinated notes. Cash provided by operating activities was $18.6 million for the three months ended January 28, 2007, as compared to $11.4 million for the same period last year. This increase was primarily due to lower accounts receivable and inventory balances.   Cash provided by investing activities for the three months ended January 28, 2007 was $37.8 million, which is comprised of proceeds of $38.4 million from the sales of investments and $5.0 million from the sale of a facility, less capital expenditure payments of $5.6 million.  Cash used in financing activities of $85.0 million for the three months ended January 28, 2007 was primarily comprised of the $87.1 million payment of its 4.75% convertible subordinated notes.

     As of January 28, 2007, Photronics had commitments outstanding for capital expenditures of approximately $100 million. The Company's commitments represent investments in the tooling of an independent state-of-the-art nano fab facility (the "New NanoFab") in Boise, Idaho, additional manufacturing capacity, as well as advanced equipment for the production of high-end, more complex photomasks. Additional commitments for capital expenditures are expected to be incurred during the remainder of fiscal 2007. The Company expects total capital expenditures for fiscal 2007 to be approximately $150 million. The Company will continue to use its working capital to finance its capital expenditures. Photronics believes that its currently available resources, together with its capacity for growth, and its access to other debt and equity financing sources, are sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the foreseeable future.  However, the Company cannot provide assurance that it will be able to obtain the additional capital required in connection with its operations on reasonable terms, if at all, or that any such expenditures will not have a material adverse effect on its business and results of operations.

     Photronics and Micron Technology, Inc. (Micron) have started construction of the New NanoFab for volume production of advanced technology photomasks. The New NanoFab will be constructed by Micron, equipped and operated by Photronics and subject to a lease purchase in favor of Photronics; its cost is estimated to be in the range of $55 to $65 million. Photronics' total investment in the purchase and equipping of the New NanoFab is expected to fall within a range of $150 million to $200 million and may include redeployment of some existing Photronics assets.

Stock-Based Compensation

     Total stock-based compensation expense was $0.8 million and $0.4 million for the three month periods ended January 28, 2007 and January 29, 2006 respectively, substantially all of which is in selling, general and administrative expenses.  No compensation cost was capitalized as part of inventory, and no income tax benefit has been recorded. As of January 28, 2007 total unrecognized compensation cost of $8.9 million is expected to be recognized over a weighted average amortization period of 4.6 years.

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

     The Company continues to assess its global manufacturing strategy as its sales volume continues to grow in Asia. In addition to the restructuring plan implemented in the second quarter of 2006 relating to closing the Austin facility, this ongoing assessment could result in the future, in facilities closures, asset redeployment, workforce reductions, or the addition of increased manufacturing facilities, all of which would be based on market conditions and customer requirements.

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

Effect of New Accounting Standards

     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

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

     In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB No. 108). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheets and statements of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company early adopted SAB No. 108 during its quarter ended January 28, 2007, and its adoption did not have a material impact on its consolidated financial statements.

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

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 permits fair value re-measurement for any hybrid financial instruments that contains an embedded derivative that otherwise would require bifurcation. The Company adopted SFAS No. 155 during its quarter ended January 28, 2007, and its adoption did not have a material impact on its consolidated financial statements.  As of January 28, 2007, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company records derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company does not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of those derivatives are reported in the statement of income, or as accumulated other comprehensive income (loss), a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. In general, the types of risks hedged are those relating to the variability of future cash flows caused by movements in foreign currency exchange rates. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge.

     In the fourth quarter of fiscal year 2002, the Company entered into an interest rate swap contract, which effectively converted $100 million of its 4.75% fixed rate convertible subordinated notes to a variable rate. Contract payments were made on a LIBOR based variable rate and were received at the 4.75% fixed rate.   The interest rate swap contract was used to adjust the proportion of total debt that was subject to fixed interest rates. This contract was considered to be a hedge against interest rate risk of the Company's fixed rate debt obligation. This swap expired in December 2006 when the Company repaid the remaining outstanding balance of its 4.75% convertible subordinated notes.

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

     The Company's primary net foreign currency exposures as of January 28, 2007 included the Korean won, Singapore dollar, the New Taiwan dollar, the euro, and the British pound. As of January 28, 2007, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $3.3 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations or cash flows.

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

     In September, 2006, the Company entered into forward contracts to convert the fixed yen purchase price of certain equipment into fixed U.S. dollar amounts. In accordance with SFAS No. 133, "Accounting for Derivatives and Hedging Activities," hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow and  are evaluated for effectiveness. The Company records these derivative instruments in either other current assets or non current assets or accrued liabilities, depending on their net position, at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of the derivative financial instrument are recognized in earnings or in shareholders equity as a component of accumulated other comprehensive income or loss depending on whether the derivative financial instrument qualifies for hedge accounting as defined by SFAS No. 133.

Interest Rate Risk

     The majority of the Company's borrowings at January 28, 2007 were in the form of its convertible subordinated note, which bears interest at a fixed rate of 2.25%, and certain unsecured international notes payable which bear interest at rates between 6.12% and 6.48%. The $86.9 million net carrying value of the Company's 4.75% convertible subordinated notes was repaid in December 2006.  At January 28, 2007, the Company had approximately $81 million in net variable rate financial instrument assets which were sensitive to interest rate risk. A 10% change in interest rates would not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Act of 1934) as of January 28, 2007, the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of January 28, 2007, the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in Internal Control over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the Company's first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  RISKS RELATING TO THE COMPANY'S BUSINESS

     There have been no material changes to risks relating to the Company's business as disclosed in Part 1, Item 1A of the Company's Form 10-K for the year ended October 29, 2006.

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

Date:  March 8, 2007