Form 10-Q
period 2007-04-29
PHOTRONICS INC
filed 2007-06-07
CIK 810136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 1, 2007
Common Stock, $0.01 par value	41,813,991 Shares

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
AND SUBSIDIARIES

INDEX

PART I.     FINANCIAL INFORMATION

Item 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	April 29, 2007	October 29, 2006

ASSETS

Current assets:
Cash and cash equivalents	$131,790	$ 129,425
Short-term investments	21,934	69,899
Accounts receivable, net of allowance of $4,252 in 2007
and $4,471 in 2006	76,543	84,299
Inventories	18,254	19,209
Other current assets	8,618	16,055

Total current assets	257,139	318,887

Property, plant and equipment, net	441,259	443,637
Goodwill	138,534	138,534
Investment in joint venture	64,553	64,365
Other intangibles, net	70,917	71,763
Other assets	4,917	8,497

	$977,319	$1,045,683

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term borrowings	$ 25,000	$ 86,903
Accounts payable	59,490	53,907
Accrued liabilities	29,403	50,386

Total current liabilities	113,893	191,196

Long-term borrowings	149,106	170,288
Deferred income taxes and other liabilities	23,683	23,920

Total liabilities	286,682	385,404

Minority interest	47,474	45,997

Shareholders' equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 41,530 shares issued and outstanding at April 29, 2007 and 41,485 shares issued and outstanding at October 29, 2006	415	415
Additional paid-in capital	380,037	378,143
Retained earnings	224,574	202,652
Accumulated other comprehensive income	38,137	33,072

Total shareholders' equity	643,163	614,282

	$977,319	$1,045,683

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended

	April 29, 2007	April 30, 2006	April 29, 2007	April 30, 2006

Net sales	$109,626	$119,471	$215,607	$231,419

Costs and expenses:

Cost of sales	(83,433)	(77,663)	(159,749)	(153,428)

Selling, general and administrative	(14,442)	(15,726)	(30,883)	(30,914)

Research and development	(4,324)	(7,993)	(9,044)	(16,243)

Consolidation, restructuring and related charges	-	(11,426)	-	(11,426)

Gain on sale of facility	-	-	2,254	-

Operating income	7,427	6,663	18,185	19,408

Other income (expense), net
Interest expense	(936)	(3,229)	(3,032)	(6,014)
Investment and other income, net	1,366	7,021	3,177	11,578

Income before income taxes and minority interest	7,857	10,455	18,330	24,972

Income tax benefit (provision)	6,400	(3,814)	5,088	(7,632)

Income before minority interest	14,257	6,641	23,418	17,340

Minority interest	(191)	(1,376)	(1,495)	(2,382)

Net income	$ 14,066	$ 5,265	$ 21,923	$ 14,958

Earnings per share:

Basic	$0.34	$0.13	$0.53	$0.36

Diluted	$0.30	$0.12	$0.47	$0.34

Weighted average number of common shares outstanding:

Basic	41,513	41,334	41,494	41,325

Diluted	51,399	50,987	51,380	50,966

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended

	April 29, 2007	April 30, 2006

Cash flows from operating activities:
Net income	$ 21,923	$ 14,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,840	44,921
Gain on sale of facility	(2,254)	-
Gain on sales of investments	(348)	(2,124)
Minority interest in income of consolidated subsidiaries	1,495	2,382
Consolidation, restructuring and related charges	-	11,426
Changes in assets and liabilities:
Accounts receivable	8,973	(3,527)
Inventories	1,163	(5,436)
Other current assets	7,403	(3,532)
Accounts payable and other	(14,650)	(8,913)

Net cash provided by operating activities	71,545	50,155

Cash flows from investing activities:
Purchases of property, plant and equipment	(37,346)	(56,572)
Purchases of short-term investments	-	(32,819)
Proceeds from sales of investments and other	48,507	47,877
Proceeds from sale of facility	5,011	-
Acquisition of additional interest in PK, Ltd.	-	(8,432)

Net cash provided by (used in) investing activities	16,172	(49,946)

Cash flows from financing activities:
Repayments of long-term borrowings	(87,087)	(4,725)
Proceeds from long-term borrowings	3,369	9,289
Proceeds from issuance of common stock	552	730

Net cash (used in) provided by financing activities	(83,166)	5,294

Effect of exchange rate changes on cash	(2,186)	1,330

Net increase in cash and cash equivalents	2,365	6,833
Cash and cash equivalents at beginning of period	129,425	196,049

Cash and cash equivalents at end of period	$131,790	$202,882

Supplemented disclosure of cash flow information:
Change in accrual for purchases of property, plant and equipment	$ (702)	$ 8,993

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended April 29, 2007 and April 30, 2006
(unaudited)
(in thousands, except share amounts)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     Photronics, Inc. and its subsidiaries (the "Company" or "Photronics") is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays (FPD), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits (IC) and a variety of FPD and, to a lesser extent, other types of electrical and optical components. The Company currently operates principally from ten manufacturing facilities, two of which are located in the United States, three in Europe, two in Taiwan, and one each in Korea, Singapore and China, which began production in the second quarter of the Company's fiscal 2007 year. The Company is also constructing an independent state-of-the-art nanofab facility (the "New NanoFab") in Boise, Idaho, under a build-to-suit lease agreement with Micron Technology, Inc. which is expected to be completed by the end of calendar year 2007.

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

NOTE 2 - COMPREHENSIVE INCOME

     The following table summarizes comprehensive income for the three and six months ended April 29, 2007 and April 30, 2006:

	Three Months Ended		Six Months Ended

	April 29, 2007	April 30, 2006	April 29, 2007	April 30, 2006

Net income	$14,066	$5,265	$21,923	$14,958

Other comprehensive income:
Change in unrealized net gains on investments, net of tax	(133)	(1,358)	(120)	(1,284)

Change in fair value of cash flow hedges	110	28	(1,373)	56

Foreign currency translation adjustments	467	4,649	6,558	20,674

	444	3,319	5,065	19,446

Total comprehensive income	$14,510	$8,584	$26,988	$34,404

NOTE 3 - EARNINGS PER SHARE

     The calculation of basic and diluted earnings per share is presented below:

	Three Months Ended		Six Months Ended

	April 29, 2007	April 30, 2006	April 29, 2007	April 30, 2006

Net income	$14,066	$5,265	$21,923	$14,958

Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effect	1,100	1,100	2,201	2,201

Earnings for diluted earnings per share	$15,166	$6,365	$24,124	$17,159

Weighted average common shares computations:
Weighted average common shares used for basic earnings per share	41,513	41,334	41,494	41,325
Effect of dilutive securities:
Convertible notes	9,441	9,441	9,441	9,441
Employee stock options	445	212	445	200

Dilutive potential common shares	9,886	9,653	9,886	9,641

Weighted average common shares used for diluted earnings per share	51,399	50,987	51,380	50,966

Basic earnings per share	$0.34	$0.13	$0.53	$0.36
Diluted earnings per share	$0.30	$0.12	$0.47	$0.34

     The effect of the potential conversion of some of the Company's convertible subordinated notes and the exercise of certain stock options has been antidilutive. The following table shows the amount of incremental shares outstanding that would have been added if the assumed conversion of convertible subordinated notes and stock options had been dilutive.

	Three Months Ended		Six Months Ended

	April 29, 2007	April 30, 2006	April 29, 2007	April 30, 2006

Convertible notes	-	2,354	608	2,354
Employee stock options	1,770	911	1,789	1,012

Total potentially dilutive shares excluded	1,770	3,265	2,397	3,366

NOTE 4 - INVESTMENTS

     Short-term investments at April 29, 2007 and October 29, 2006 consist of available-for-sale fixed income and marketable equity securities. Long-term investments of $408 at April 29, 2007 and $706 at October 29, 2006 included in "Other Assets" primarily consist of available-for-sale equity securities, where fair values were determined based upon quoted market prices. For investments with no quoted market price, the estimated fair value is based upon the financial condition and the operating results and projections of the investee and is considered to approximate cost.

      Available-for-sale investments at April 29, 2007 were as follows:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Short-term debt investments:

Auction rate securities	$12,000	$ -	$ -	$12,000

Foreign bond funds and other	9,757	177	-	9,934

Total short-term investments	21,757	177	-	21,934

Long-term equity investments	30	378	-	408

	$21,787	$555	$ -	$22,342

Available-for-sale investments at October 29, 2006 were as follows:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Short-term debt investments:

Auction rate securities	$50,400	$ -	$ -	$50,400

Foreign bond funds and other	19,479	125	(105)	19,499

Total short-term investments	69,879	125	(105)	69,899

Long-term equity investments	51	655	-	706

	$69,930	$780	$(105)	$70,605

     In determining whether investment holdings are other than temporarily impaired, the Company considers the nature, cause, severity and duration of the impairment. The Company and its investment advisors used analyst reports, credit ratings or other items as part of its review. No investments were considered to be other than temporarily impaired as of April 29, 2007.

     The maturities of available-for-sale short-term debt investments at April 29, 2007 were as follows:

	Cost Basis	Estimated Fair Value

Due in one year or less	$ 9,757	$ 9,934

Due after ten years	12,000	12,000

	$21,757	$21,934

     In the six month periods ended April 29, 2007 and April 30, 2006, the Company sold $47.4 million and $47.2 million, respectively, of short-term debt investments.

     Gross realized gains and losses related to the Company's investments are as follows:

	Six Months Ended

	April 29, 2007	April 30, 2006

Gross realized gains	$435	$2,165
Gross realized losses	(87)	(41)

Net realized gains	$348	$2,124

NOTE 5 - STOCK-BASED COMPENSATION PLANS

     In March 2007 shareholders approved a new stock-based compensation plan (the "Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to shares of the Company's common stock may be granted from shares authorized but unissued, shares previously issued and reacquired by the Company or both.  A maximum of three million shares of Common Stock may be issued under the Plan.  Awards may be granted to Company officers, employees and directors, non-employee directors, consultants, advisors and independent contractors of the Company or a subsidiary of the Company. The Plan prohibits further awards from being issued under prior plans.  The Plans are more fully described below. The Company incurred compensation expense under those Plans for the three and six months ended April 29, 2007 of $0.7 million and $1.5 million, respectively, as compared to $0.4 million and $0.8 million, respectively, for the comparable prior year periods.  No compensation cost was capitalized as part of inventory, and no income tax benefit was recorded in those years. No equity awards were settled in cash during the periods presented.

Stock Options

     Option awards generally vest in one to four years, and have a ten year contractual term. All incentive and non-qualified stock option grants must have an exercise price no less than the market value of the underlying common stock on the date of grant. The option and share awards provide for accelerated vesting if there is a change in control as defined in the Plan.

     The fair value of option grants is determined with the closing price on the day of grant using the Black Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's stock. The Company uses historical option exercise behavior and employee termination data to estimate option life, which represents the period of time that the options granted are expected to remain outstanding. The risk-free rate of return for the estimated life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The weighted average assumptions used for the six months ended April 29, 2007 and April 30, 2006 are noted in the following table.

	Six Months Ended

	April 29, 2007	April 30, 2006

Volatility	52.8%	58.0%

Risk-free rate of return	4.5%	4.4%

Dividend yield	0.0%	0.0%

Weighted average life	4.6 years	4.9 years

     A summary of option activity under the Plan as of April 29, 2007 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at April 29, 2007	2,444,845	$18.72	6.8 years	$825
Exercisable at April 29, 2007	1,671,207	$19.58	5.8 years	$754

     During the six months ending April 29, 2007, 50,750 shares were granted with a weighted-average grant-date fair value of $7.31 per share. For the comparable period last year 10,750 shares were granted with a weighted-average grant-date fair value of $8.01 per share. As of April 29, 2007 the total compensation cost for non-vested awards not yet recognized was approximately $4.7 million. That cost is expected to be recognized over a weighted average amortization period of 3.1 years.

Restricted Stock

     The Company also grants restricted stock awards annually. The restrictions on these awards lapse over a service period that has ranged from less than one to eight years. During the six months ending April 29, 2007, 36,500 shares were granted with a weighted-average grant-date fair value of $14.11 per share. For the comparable period last year 60,000 shares were granted with a weighted-average grant-date fair value of $15.11 per share. As of April 29, 2007 the total compensation cost for non-vested awards not yet recognized was approximately $3.7 million.  That cost is expected to be recognized over a weighted average amortization period of 6.1 years. A summary of the status of the Company's nonvested restricted shares as of April 29, 2007 is presented below:

Restricted Stock	Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at April 29, 2007	282,875	7.5 years	$4,351

NOTE 6 - LEASE LIABILITIES RELATED TO RESTRUCTURING

     Since 2001, the Company has closed manufacturing facilities in North America and in Europe due in part to the migration of semiconductor manufacturing to Asia, excess capacity, competitive pricing pressures and weakened demand. Decisions regarding which facilities to close were based on sales volume projections, customer base and production qualifications. The Company continues to assess its global manufacturing strategy based on changes in market conditions. This ongoing assessment could result, in the future, in facilities closures, asset redeployment, workforce reductions, or the addition of increased manufacturing facilities, all of which would be predicated by market conditions and customer requirements.

     In fiscal 2006, the Company recorded total restructuring charges of $15.6 million primarily related to ceasing operations at its manufacturing and research and development facility in Austin, Texas. During the first quarter of 2007, the Company sold this facility for proceeds of $5.0 million and realized a gain of $2.3 million.

     The following tables set forth the Company's restructuring reserves as of April 29, 2007 and April 30, 2006 respectively, and reflect the activity affecting the reserves for the three and six months then ended. As of April 29, 2007, the remaining liability of $2.0 million primarily represents non-cancelable lease obligations that are due under respective lease terms through 2009.

	Three Months Ended
	April 29, 2007

	January 28, 2007	Charges	Utilized	April 29, 2007

Leases and other	$2,314	$ -	$(295)	$2,019

	Six Months Ended
	April 29, 2007

	October 29, 2006	Charges	Utilized	April 29, 2007

Leases and other	$2,654	$ -	$(635)	$2,019

     The following tables set forth the Company's restructuring reserve as of April 30, 2006 and reflects the activity affecting the reserve for the three and six months then ended (in thousands):

	Three Months Ended
	April 30, 2006

	January 29, 2006	Charges	Utilized	April 30, 2006

Manufacturing capacity reduction and other	$ -	$ 9,016	$(8,714)	$ 302

Workforce reductions	-	1,256	(176)	1,080

Leases and other	1,911	1,154	(434)	2,631

Total	$1,911	$11,426	$(9,324)	$4,013

	Six Months Ended
	April 30, 2006

	October 30, 2005	Charges	Utilized	April 30, 2006

Manufacturing capacity reduction and other	$ -	$ 9,016	$(8,714)	$ 302

Workforce reductions	-	1,256	(176)	1,080

Leases and other	2,245	1,154	(768)	2,631

Total	$2,245	$11,426	$(9,658)	$4,013

NOTE 7 - GEOGRAPHIC INFORMATION

     The Company operates in a single industry segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors. The Company's net sales, operating income (loss) and identifiable assets by geographic area as of and for the three and six months ended April 29, 2007 and April 30, 2006 were as follows:

	Three Months Ended		Six Months Ended

	April 29, 2007	April 30, 2006	April 29, 2007	April 30, 2006

Net sales
Asia	$ 63,896	$ 65,403	$122,605	$126,561
Europe	18,999	19,829	38,488	39,812
North America	26,731	34,239	54,514	65,046

	$109,626	$119,471	$215,607	$231,419

Operating Income
Asia	$3,851	$14,427	$ 9,325	$27,847
Europe	1,943	4,397	4,542	9,118
North America	2,331	(366)	3,550	(5,338)

Gain on sale of facility	-	-	2,254	-
Consolidation, restructuring
and related charges	-	(11,426)	-	(11,426)
Stock-based compensation	(698)	(369)	(1,486)	(793)

	$7,427	$ 6,663	$18,185	$19,408

		April 29, 2007	April 30, 2006

Total identifiable assets
Asia		$478,199	$440,460
Europe		118,674	109,763
North America		380,446	445,060

		$977,319	$995,283

     The Company is typically impacted during its first fiscal quarter by the North America and European holiday periods as some customers reduce their effective workdays and orders during this period. The Company's first quarter of fiscal 2007 had more than the usual customer shutdowns which resulted in reduced net sales.

NOTE 8 - INCOME TAXES

     The income tax provision differs from the amount computed by applying the United States statutory rate of 35 percent to income before income taxes primarily due to the resolution and settlement of U.S. and foreign tax matters that were associated with uncertain tax positions in prior years, which benefited the income tax provision for the three and six month periods ended April 29, 2007 in the amount of $7.4 million. In addition, the Company has benefited from reduced tax rates in Korea and Taiwan, which have been offset by valuation allowances placed on deferred tax assets in the U.S., primarily those generated by net operating loss carry forwards.

NOTE 9 - LONG -TERM BORROWINGS

     Long-term borrowings consist of the following:

	April 29, 2007	October 29, 2006

4.75% convertible subordinated notes, including fair value adjustment of $(184) in 2006	$ -	$ 86,903

2.25% convertible subordinated notes due April 15, 2008	150,000	150,000

Unsecured notes payable	24,106	20,288

	174,106	257,191
Less current portion	25,000	86,903

	$149,106	$170,288

     On June 6, 2007, the Company entered into a credit agreement with a group of financial institutions that provides for a five-year, revolving credit facility (the "credit facility") with an aggregate commitment of $125 million. In connection therewith, the Company has classified $125 million of its $150 million, 2.25% convertible subordinated notes due in April 2008 as long-term. The applicable interest rate spread and facility fee vary based upon the Company's senior leverage ratio.  Under the terms of the credit facility, the Company is subject to compliance with certain financial and non-financial covenants. The credit facility is secured by a pledge of the Company's stock in certain of its subsidiaries. There were no borrowings under the credit facility as of June 7, 2007.

      The 4.75% convertible subordinated notes were repaid at maturity on December 15, 2006. A related interest rate swap also matured on December 15, 2006 concurrent with the repayment of the related debt.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

     At April 29, 2007, the Company had commitments outstanding of approximately $210 million, for capital expenditures primarily related to equipment for the planned U.S. nanofab facility and equipment in Korea, and for a build-to-suit capital lease through 2012 for the planned U.S. nanofab facility.

     The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse effect on the business of the Company.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

     In October 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS No. 158 requires companies to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of its defined benefit postretirement plan directly to accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS No. 158 is effective for companies with fiscal years ending after December 15, 2006. The Company is currently evaluating SFAS No. 158, however it does not believe the impact of its adoption will be material to its consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that SFAS No. 157 may have on its consolidated financial statements.

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

Material Changes in Results of Operations
Three and Six Months ended April 29, 2007 versus April 30, 2006

     The following table represents selected operating information expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended

	April 29, 2007	April 30, 2006	April 29, 2007	April 30, 2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(76.1)	(65.0)	(74.1)	(66.3)

Gross margin	23.9	35.0	25.9	33.7
Selling, general and administrative expenses	(13.2)	(13.2)	(14.3)	(13.4)
Research and development expenses	(3.9)	(6.7)	(4.2)	(7.0)
Consolidation, restructuring and related charges	-	(9.5)	-	(4.9)
Gain on sale of facility	-	-	1.0	-

Operating income	6.8	5.6	8.4	8.4

Other income (expense), net	0.4	3.2	0.1	2.4

Income before income taxes and minority interest	7.2	8.8	8.5	10.8
Income tax benefit (provision)	5.8	(3.2)	2.4	(3.3)
Minority interest	(0.2)	(1.2)	(0.7)	(1.0)

Net income	12.8%	4.4%	10.2%	6.5%

     All of the following tabular comparisons, unless otherwise indicated, are for the three months ended April 29, 2007 (Q2-07) and April 30, 2006 (Q2-06) and for the six months ended April 29, 2007 (YTD-07) and April 30, 2006 (YTD-06) in millions of dollars:

Net Sales

	Three Months Ended			Six Months Ended

	Q2-07	Q2-06	Percent Change	YTD-07	YTD-06	Percent Change

IC	$ 88.3	$ 91.0	(3.0)%	$173.9	$177.4	(2.0)%
FPD	21.3	28.5	(25.0)	41.7	54.0	(22.7)

Total net sales	$109.6	$119.5	(8.2)%	$215.6	$231.4	(6.8)%

     Net sales for Q2-07 decreased 8.2% to $109.6 million as compared to $119.5 million for Q2-06. The decrease is principally related to reduced sales of FPD photomasks of $7.2 million primarily associated with decreased average selling prices (ASPs) for high-end FPD photomasks. Sales of IC photomasks declined approximately $2.7 million as a result of a slight decline in ASPs, principally from mainstream products. High-end photomask applications, which typically have higher ASPs, include mask sets for FPD products using G6 and above technologies and IC products using 90 nanometer and below technologies. By geographic area, net sales in Q2-07 as compared to Q2-06 decreased by $1.5 million or 2.3% in Asia, $7.5 million or 21.9% in North America, and $0.8 million or 4.2% in Europe. As a percent of total sales in Q2-07, sales were 58% in Asia, 24% in North America, and 18% in Europe.

     For YTD-07, net sales decreased 6.8% or $15.8 million of which $12.3 million of the decrease related to reduced sales of FPD photomasks as a result of decreased average selling prices for FPD products. The Company's quarterly revenues can be affected by the seasonal purchasing of its customers. The Company is typically impacted during its first quarter by the North American and European holiday periods as some customers reduce their effective workdays and orders during this period. Q1-07 had more than the usual customer shutdowns which resulted in reduced net sales.

Gross Margin

	Three Months Ended			Six Months Ended

	Q2-07	Q2-06	Percent Change	YTD-07	YTD-06	Percent Change

Gross margin	$26.2	$41.8	(37.3)%	$55.9	$78.0	(28.4)%
Percentage of net sales	23.9%	35.0%		25.9%	33.7%

     Gross margin decreased to 23.9% in Q2-07 from 35.0% in Q2-06 as a result of decreased sales and the expanded manufacturing base in Asia including two greenfield facilities in Taiwan and China. Gross margin decreased to 25.9% in YTD-07 from 33.7% in YTD-06 primarily due to decreased FPD ASPs and the Company's increased manufacturing base in Asia. The Company operates in a high fixed cost environment and to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.  The gross margin percentage throughout the remainder of fiscal 2007 could be negatively impacted by increased depreciation expense associated with the Company's capital expenditures as the Company increases its fixed cost manufacturing base, principally in Asia.

Selling, General and Administrative

	Three Months Ended			Six Months Ended

	Q2-07	Q2-06	Percent Change	YTD-07	YTD-06	Percent Change

Selling, general and administrative expenses	$14.4	$15.7	(8.2)%	$30.9	$30.9	-
Percentage of net sales	13.2%	13.2%		14.3%	13.4%

      Selling, general and administrative expenses decreased $1.3 million to $14.4 million in Q2-07, compared with $15.7 million in Q2-06.  The reduction was primarily a result of the Company's two new facilities in Taiwan and China being operational in Q2-07 and therefore certain costs related thereto are reported as cost of sales whereas prior to them becoming operational for production such costs were reported as selling, general and administrative expenses, and decreased compensation costs. Selling, general, and administrative expenses were $30.9 million in YTD-07 and YTD-06.

Research and Development

	Three Months Ended			Six Months Ended

	Q2-07	Q2-06	Percent Change	YTD-07	YTD-06	Percent Change

Research and development	$4.3	$8.0	(45.9)%	$9.0	$16.2	(44.3)%
Percentage of net sales	3.9%	6.7%		4.2%	7.0%

     Research and development expenses consist primarily of global development efforts relating to high-end process technologies for advanced sub wavelength reticle solutions for IC and FPD technologies. Research and development expenses decreased by $3.7 million and $7.2 million in Q2-07 and YTD-07, respectively, as compared to the same periods in the prior year, primarily as a result of reduced expenditures resulting from the 2006 closure of the Company's Austin, Texas research and development operations. Such reduced expenditures were partially offset by amortization expenses of the fair value of the agreement to license technology from Micron Technology, Inc.

Gain on Sale of Facility

     In January of 2007, the Company sold its Austin, Texas manufacturing and research and development facility for proceeds of $5.0 million and realized a gain of $2.3 million.

Consolidation, Restructuring and Related Charges

     In March 2006, the Company implemented a restructuring program to streamline its operating infrastructure in North America, including the closing of its Austin, Texas manufacturing facility and ceasing its Austin, Texas research and development activities.  The Company recorded a total restructure charge of $11.4 million in the second quarter of 2006, primarily comprised of facility and equipment impairments at the Austin facility.

Other Income (Expense), Net

	Three Months Ended		Six Months Ended

	Q2-07	Q2-06	YTD-07	YTD-06

Interest expense	$(0.9)	$(3.2)	$(3.0)	$(6.0)
Investment and other income, net	1.3	7.0	3.1	11.6

Other income (expense), net	$ 0.4	$ 3.8	$ 0.1	$ 5.6

     Interest expense in Q2-07 and YTD-07 decreased as compared to the same periods in the prior year, primarily as a result of the Company's redeeming the remaining outstanding balance of its $87.1 million, 4.75% convertible subordinated notes in December, 2006.  Investment and other income, net, for Q2-07 and YTD-07 decreased as compared to the same periods in the prior year as a result of decreased investment income associated with reduced investment balances, and decreased foreign currency gains. Further, realized gains on the sales of investments were $0.3 million YTD-07 as compared to $2.1 million in YTD-06.

Provision for Income Taxes

	Three Months Ended		Six Months Ended

	Q2-07	Q2-06	YTD-07	YTD-06

Income tax benefit (provision)	$6.4	$(3.8)	$5.1	$(7.6)
Effective income tax rate	81.5%	(36.5)%	27.8%	(30.6)%

     The effective income tax benefit rate of 81.5% in Q2-07 resulted from the benefit recorded for the resolution and settlement of U.S. and foreign tax matters that were associated with uncertain tax positions in prior years. In addition, the tax rate was impacted by taxes incurred on income generated in taxable rates that were partially offset by increased income generated in the U.S. where the Company did not record additional deferred tax benefits due to net operating loss carryforwards. The income tax benefit for the three and six month periods ended April 29, 2007 primarily resulted from benefits associated with the tax settlements.

     The Company's operations have followed the migration of semiconductor industry fabrication to Asia, where the Company operates in countries where it is accorded favorable tax rates. The Company is accorded tax holidays in Taiwan, one of which expired in December 2006, and another which is expected to begin to expire in 2012. In addition, the Company has been accorded a tax holiday in China which is expected to expire in 2011. In Korea, various investment tax credits have been utilized to reduce the Company's effective income tax rate.

Minority Interest in Consolidated Subsidiaries

     Minority interest expense decreased $1.2 million to $0.2 million for Q2-07 and by $0.9 million in YTD-07 as compared to the same periods in the prior year, primarily due to decreased net income of the Company's non-wholly owned subsidiary in Taiwan. The Company's ownership in its subsidiaries in Taiwan and Korea was approximately 58% and 99.7%, respectively, at April 29, 2007 and October 29, 2006.

Liquidity and Capital Resources

     The Company's working capital increased $15.6 million to $143.2 million at April 29, 2007 as compared to October 29, 2006, primarily as a result of increased cash generated from operations, and a decrease in the current portion of long-term borrowings.  At April 29, 2007, $125 million of the Company's outstanding $150 million, 2.25% convertible subordinated notes due in April of 2008, was reported as long-term in connection with $125 million of credit available to the Company under a five-year, revolving credit facility agreement entered into on June 6, 2007 with a group of financial institutions.Cash, cash equivalents and short-term investments decreased to $153.7 million at April 29, 2007 as compared to $199.3 million at October 29, 2006, primarily due to the redemption of $87.1 million of the remaining outstanding balance of the Company's 4.75% convertible subordinated notes. Cash provided by operating activities increased to $71.5 million for the six months ended April 29, 2007, primarily due to increased net income compared to the same prior year period, and decreased accounts receivable associated with decreased sales compared to the same period in the prior year, and increased trade accounts payable, which were in part offset by decreases in accrued liabilities. Cash provided by investing activities for the six months ended April 29, 2007 was $16.2 million, which is primarily comprised of $48.5 million proceeds from the sales of investments less payments for capital expenditures of $37.3 million.  Cash used in financing activities was $83.2 million which primarily related to the Company redeeming its $87.1 million outstanding 4.75% convertible subordinated notes.

     The Company's commitments represent investments in the tooling of the new US Nano Fab facility in Boise, Idaho, additional manufacturing capacity, as well as advanced equipment for the production of high-end, more complex photomasks in Asia, principally Korea. At April 29, 2007, Photronics had commitments outstanding of approximately $210 million, primarily related to equipment for the planned U.S. nanofab facility and equipment in Korea, and for a build-to-suit capital lease through 2012 for the planned U.S. nanofab facility. The Company expects capital expenditures for fiscal 2007 to be approximately $135 million to $165 million. The Company will continue to use its working capital to finance its capital expenditures. Photronics believes that its currently available resources, together with its capacity for growth, and its access to other debt and equity financing sources, are sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the foreseeable future.

     In May 2007, the Company paid Micron Technology, Inc. (Micron) $7.5 million in connection with its $135 million investment in May 2006 for a 49.99% interest in MP Mask Technology Center, LLC and a license for photomask technology of Micron and certain supply agreements.

Stock-Based Compensation

     Total stock-based compensation expense for the three and six months ended April 29, 2007 was $0.7 million and $1.5 million respectively, as compared to $0.4 million and $0.8 million respectively for the comparable prior year periods, substantially all of which is in selling, general and administrative expenses. No compensation cost was capitalized as part of inventory, and no income tax benefit has been recorded. As of April 29, 2007 total unrecognized compensation cost of $8.4 million is expected to be recognized over a weighted average amortization period of 4.4 years.

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

     The Company continues to assess its global manufacturing strategy based on changes in market conditions. In addition to the restructuring plan implemented in the second quarter of 2006 relating to closing the Austin facility, this ongoing assessment could result in the future, in facilities closures, asset redeployment, workforce reductions, or the addition of increased manufacturing facilities, all of which would be based on market conditions and customer requirements.

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

Effect of New Accounting Standards

     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

     In October 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS No. 158 requires companies to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of its defined benefit postretirement plan directly to accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS No. 158 is effective for companies with fiscal years ending after December 15, 2006. The Company is currently evaluating SFAS No. 158, however it does not believe the impact of its adoption will be material to its consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that SFAS No. 157 may have on its consolidated financial statements.

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

     The Company's primary net foreign currency exposures as of April 29, 2007 included the Korean won, Singapore dollar, New Taiwan dollar, euro, British pound and Chinese renminbi. As of April 29, 2007, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $4.8 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations or cash flows.

     In April, 2006, the Company's Korean subsidiary entered into a foreign currency rate swap contract. Under the terms of the contract, the Company has effectively converted a $50 million interest bearing intercompany loan denominated in U.S. dollars to Korean won. This contract was initially scheduled to expire in December 2006, however, it has been extended to December 2007. The Company elected not to designate the foreign currency rate swap contract as a hedge which results in a market-to-market adjustment in the income statement.

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

Interest Rate Risk

     The majority of the Company's borrowings at April 29, 2007 were in the form of its convertible subordinated note, which bears interest at a fixed rate of 2.25%, and certain unsecured international notes payable which bear interest at rates between 6.39% and 6.75%.  At April 29, 2007, the Company had approximately $81 million in net variable rate financial instrument assets which were sensitive to interest rate risk. A 10% change in interest rates would not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Act of 1934) as of April 29, 2007, the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of April 29, 2007, the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in Internal Control over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the three months ended April 29, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1A.	RISKS RELATING TO THE COMPANY'S BUSINESS
There have been no material changes to risks relating to the Company's business as disclosed in Part 1, Item 1A of the Company's Form 10-K for the year ended October 29, 2006.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	(a)	The matters set forth in this Item 4 were submitted to a vote of security holders of the Company at an Annual Meeting of Shareholders held on March 30, 2007.

(b)

The following directors, constituting the entire Board of Directors, were elected at the
Annual Meeting of Shareholders held on March 30, 2007. Also indicated are the affirmative and authority withheld votes for each director.

	For	Authority Withheld

Walter M. Fiederowicz	35,817,095	2,435,104
Joseph A. Fiorita, Jr.	35,879,324	2,372,875
Michael J. Luttati	36,557,262	1,694,937
Constantine S. Macricostas	36,298,682	1,953,517
George C. Macricostas	35,853,253	2,398,946
Willem D. Maris	26,029,966	12,222,233
Mitchell G. Tyson	36,764,579	1,487,620

(c)	Ratification of the selection of Deloitte & Touche LLP as registered independent public accounting firm for the fiscal year ended October 28, 2007.

For	Against	Abstain	Broker Non-Votes

34,608,070	817,308	11,733	2,815,088

(d)	To consider and vote on a proposal to approve a new 2007 Long-Term Equity Incentive Plan.

For	Against	Abstain	Broker Non-Votes

25,323,323	6,042,114	29,685	4,041,990

Item 5.	OTHER INFORMATION

On June 6, 2007, the Company entered into a Credit Agreement which included commitments by
JPMorgan Chase Bank, National Association, as administrative agent and collateral agent;
Citizens Bank of Massachusetts; HSBC Bank USA, National Association; Citibank, N.A.; Bank
of America, N.A.; and UBS Loan Finance LLC, which provides for a five-year, revolving credit facility with an aggregate commitment of $125 million (the “credit facility”). The credit facility allows for borrowings in various currencies. The applicable interest rate spread and facility fee varies depending upon the Company’s senior leverage ratio. The Company is subject to compliance with and maintenance of certain financial and other covenants. The credit facility is secured by a pledge of the Company’s stock in certain of its subsidiaries. There were no borrowings under the credit facility as of June 7, 2007.

Item 6.	EXHIBITS

	(a)	Exhibits

		Exhibit Number	Description

10.25

The Company's 2007 Long Term Equity Incentive Plan (incorporated by reference to Annex A to the Company's Definitive Proxy Statement which was filed February 23, 2007 (Commission File Number 0-15451)).

		10.26	The Company's Non-Qualified Deferred Compensation Plan.

		31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ SEAN T. SMITH

Sean T. Smith
Senior Vice President
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date:  June 7, 2007