Form 10-Q
period 2007-07-29
PHOTRONICS INC
filed 2007-09-06
CIK 810136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 3, 2007
Common Stock, $0.01 par value	41,844,069 Shares

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
AND SUBSIDIARIES

INDEX

PART I.     FINANCIAL INFORMATION

Item 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	July 29, 2007	October 29, 2006

ASSETS

Current assets:
Cash and cash equivalents	$120,056	$ 129,425
Short-term investments	25,182	69,899
Accounts receivable, net of allowance of $4,740 in 2007
and $4,471 in 2006	72,527	84,299
Inventories	16,630	19,209
Other current assets	11,790	16,055

Total current assets	246,185	318,887

Property, plant and equipment, net	460,116	443,637
Goodwill	138,534	138,534
Investment in joint venture	65,646	64,365
Other intangibles, net	70,004	71,763
Other assets	6,857	8,497

	$987,342	$1,045,683

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term borrowings	$ 25,000	$ 86,903
Accounts payable	65,962	53,907
Accrued liabilities	31,123	50,386

Total current liabilities	122,085	191,196

Long-term borrowings	149,608	170,288
Deferred income taxes and other liabilities	16,509	23,920

Total liabilities	288,202	385,404

Minority interest	48,914	45,997

Shareholders' equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 41,572 shares issued and outstanding at July 29, 2007 and 41,485 shares issued and outstanding at October 29, 2006	416	415
Additional paid-in capital	380,896	378,143
Retained earnings	226,813	202,652
Accumulated other comprehensive income	42,101	33,072

Total shareholders' equity	650,226	614,282

	$987,342	$1,045,683

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended

	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006

Net sales	$104,301	$108,160	$319,908	$339,579

Costs and expenses:

Cost of sales	(80,595)	(75,256)	(240,344)	(228,685)

Selling, general and administrative	(16,039)	(15,524)	(46,922)	(46,438)

Research and development	(4,241)	(6,741)	(13,285)	(22,985)

Consolidation, restructuring and related charges	-	(1,790)	-	(13,216)

Gain on sale of facility	-	-	2,254	-

Operating income	3,426	8,849	21,611	28,255

Other income (expense), net
Interest expense	(1,477)	(2,989)	(4,509)	(9,002)
Investment and other income, net	2,344	1,715	5,521	13,294

Income before income taxes and minority interest	4,293	7,575	22,623	32,547

Income tax (provision) benefit	(1,126)	(1,692)	3,962	(9,324)

Income before minority interest	3,167	5,883	26,585	23,223

Minority interest	(929)	(1,328)	(2,424)	(3,710)

Net income	$2,238	$ 4,555	$24,161	$ 19,513

Earnings per share:

Basic	$0.05	$0.11	$0.58	$0.47

Diluted	$0.05	$0.11	$0.53	$0.45

Weighted average number of common shares outstanding:

Basic	41,558	41,383	41,515	41,344

Diluted	41,864	41,735	51,355	51,036

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended

	July 29, 2007	July 30, 2006

Cash flows from operating activities:
Net income	$24,161	$19,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,234	67,594
Gain on sale of facility and other	(3,027)	-
Gain on sale of investments	(257)	-
Minority interest in income of consolidated subsidiaries	2,424	3,710
Consolidation, restructuring and related charges	-	13,216
Changes in assets and liabilities:
Accounts receivable	15,330	(5,078)
Inventories	4,124	(597)
Other current assets	4,231	(4,514)
Accounts payable and other	(25,146)	(13,946)

Net cash provided by operating activities	94,074	79,898

Cash flows from investing activities:
Purchases of property, plant and equipment	(56,951)	(83,441)
Acquisition of additional interest in PK Ltd.	-	(8,432)
Proceeds from the sale of short-term investments and other	48,253	78,697
Investment in joint venture, technology and supply agreements	(1,000)	(120,505)
Purchases of short-term investments	(5,465)	(64,983)
Proceeds from sale of facility and other	5,783	-

Net cash used in investing activities	(9,380)	(198,664)

Cash flows from financing activities:
Repayments of long-term borrowings	(87,087)	(4,725)
Payment to Micron Technology, Inc.	(7,500)	-
Proceeds from long-term borrowings	3,369	12,218
Proceeds from issuance of common stock	631	1,172
Other	(1,485)	-

Net cash (used in) provided by financing activities	(92,072)	8,665

Effect of exchange rate changes on cash flows	(1,991)	(709)

Net decrease in cash and cash equivalents	(9,369)	(110,810)
Cash and cash equivalents at beginning of period	129,425	196,049

Cash and cash equivalents at end of period	$ 120,056	$85,239

Supplemental cash flow information:
Change in accrual for purchases of property, plant and equipment	$ 16,480	$12,585

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended July 29, 2007 and July 30, 2006
(in thousands, except per share amounts)
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

NOTE 2 - COMPREHENSIVE INCOME

     The following table summarizes comprehensive income for the three and nine months ended July 29, 2007 and July 30, 2006:

	Three Months Ended		Nine Months Ended

	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006

Net income	$2,238	$4,555	$24,161	$19,513

Other comprehensive income:
Change in unrealized net gains on investments, net of tax	13	522	(108)	(762)

Change in fair value of cash flow hedges	(330)	28	(1,703)	84

Foreign currency translation adjustments	4,281	(1,237)	10,840	19,437

	3,964	(687)	9,029	18,759

Total comprehensive income	$6,202	$3,868	$33,190	$38,272

NOTE 3 - EARNINGS PER SHARE

     The calculation of basic and diluted earnings per share is presented below:

	Three Months Ended		Nine Months Ended

	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006

Net income	$2,238	$4,555	$24,161	$19,513

Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effect	-	-	3,301	3,301

Earnings for diluted earnings per share	$2,238	$4,555	$27,462	$22,814

Weighted average common shares computations:
Weighted average common shares used for basic earnings per share	41,558	41,383	41,515	41,344
Effect of dilutive securities:
Convertible notes	-	-	9,441	9,441
Employee stock options	306	352	399	251

Dilutive potential common shares	306	352	9,840	9,692

Weighted average common shares used for diluted earnings per share	41,864	41,735	51,355	51,036

Basic earnings per share	$0.05	$0.11	$0.58	$0.47
Diluted earnings per share	$0.05	$0.11	$0.53	$0.45

     The effect of the potential conversion of some of the Company's convertible subordinated notes and the exercise of certain stock options has been antidilutive. The following table shows the amount of incremental shares outstanding that would have been added if the assumed conversion of convertible subordinated notes and stock options had been dilutive.

	Three Months Ended		Nine Months Ended

	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006

Convertible notes	9,441	11,795	405	2,354
Employee stock options	2,034	1,472	1,870	1,166

Total potentially dilutive shares excluded	11,475	13,267	2,275	3,520

NOTE 4 - INVESTMENTS

     Short-term investments at July 29, 2007 and October 29, 2006 consist of available-for-sale fixed income and marketable equity securities. Long-term investments of $392 at July 29, 2007 and $706 at October 29, 2006 included in "Other Assets" primarily consist of available-for-sale equity securities, where fair values were determined based upon quoted market prices.

     Available-for-sale investments at July 29, 2007 were as follows:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Short-term debt investments:

Auction rate securities	$12,000	$ -	$ -	$12,000

Foreign bond funds and other	12,915	267	-	13,182

Total short-term investments	24,915	267	-	25,182

Long-term equity investments	30	362	-	392

	$24,945	$629	$ -	$25,574

Available-for-sale investments at October 29, 2006 were as follows:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Short-term debt investments:

Auction rate securities	$50,400	$ -	$ -	$50,400

Foreign bond funds and other	19,479	125	(105)	19,499

Total short-term investments	69,879	125	(105)	69,899

Long-term equity investments	51	655	-	706

	$69,930	$780	$(105)	$70,605

     In determining whether investment holdings are other than temporarily impaired, the Company considers the nature, cause, severity and duration of the impairment. The Company and its investment advisors used analyst reports, credit ratings or other items as part of its review. No investments were considered to be other than temporarily impaired as of July 29, 2007.

     The maturities of available-for-sale short-term debt investments at July 29, 2007 were as follows:

	Cost Basis	Estimated Fair Value

Due in one year or less	$12,915	$13,182

Due after ten years	12,000	12,000

	$24,915	$25,182

     In the nine month periods ended July 29, 2007 and July 30, 2006, the Company sold $48.3 million and $77.0 million, respectively, of short-term debt investments.

     Gross realized gains and losses related to the Company's investments are as follows:

	Nine Months Ended

	July 29, 2007	July 30, 2006

Gross realized gains	$435	$2,165
Gross realized losses	(87)	(148)

Net realized gains	$348	$2,017

NOTE 5 - STOCK-BASED COMPENSATION PLANS

     In March 2007, shareholders of the Company approved a new stock-based compensation plan (the "Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to shares of the Company's common stock may be granted from shares authorized but unissued, shares previously issued and reacquired by the Company or both.  A maximum of three million shares of Common Stock may be issued under the Plan.  Awards may be granted to Company officers, employees and directors, non-employee directors, consultants, advisors and independent contractors of the Company or a subsidiary of the Company. The Plan prohibits further awards from being issued under prior plans. The Plan is more fully described below. The Company incurred compensation cost under the plans for the three and nine months ended July 29, 2007 of $0.8 million and $2.3 million, respectively, as compared to $0.6 million and $1.3 million, respectively, for the comparable prior year periods.  No compensation cost was capitalized as part of inventory, and no income tax benefit was recorded in those years. No equity awards were settled in cash during the periods presented.

Stock Options

     Option awards generally vest in one to four years, and have a ten year contractual term. All incentive and non-qualified stock option grants must have an exercise price no less than the market value of the underlying common stock on the date of grant. The option and share awards provide for accelerated vesting if there is a change in control as defined in the Plan.

     The fair value of option grants is determined with the closing price on the day of grant using the Black Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's stock. The Company uses historical option exercise behavior and employee termination data to estimate option life, which represents the period of time that the options granted are expected to remain outstanding. The risk-free rate of return for the estimated life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The weighted average assumptions used for the nine months ended July 29, 2007 and July 30, 2006 are as follows:

	Nine Months Ended

	July 29, 2007	July 30, 2006

Volatility	52.8%	55.1%

Risk-free rate of return	4.5%	4.8%

Dividend yield	0.0%	0.0%

Weighted average life	4.6 years	4.5 years

     A summary of option activity under the Plan as of July 29, 2007 follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at July 29, 2007	2,403,997	$18.70	6.6 years	$222
Exercisable at July 29, 2007	1,807,837	$19.33	5.9 years	$213

     During the nine months ending July 29, 2007, 52,750 shares were granted with a weighted-average grant-date fair value of $7.31 per share. For the comparable period last year 682,700 shares were granted with a weighted-average grant-date fair value of $8.52 per share. As of July 29, 2007, the total compensation cost for non-vested awards not yet recognized was approximately $4.3 million. That cost is expected to be recognized over a weighted average amortization period of 1.8 years.

Restricted Stock

     The Company also grants restricted stock awards annually. The restrictions on these awards lapse over a service period that has ranged from less than one to eight years. During the nine months ending July 29, 2007, 36,500 shares were granted with a weighted-average grant-date fair value of $14.11 per share. For the comparable period last year 285,000 shares were granted with a weighted-average grant-date fair value of $16.59 per share. As of July 29, 2007, the total compensation cost for non-vested awards not yet recognized was approximately $3.5 million.  That cost is expected to be recognized over a weighted average amortization period of 3.3 years. A summary of the status of the Company's nonvested restricted shares as of July 29, 2007 follows:

Restricted Stock	Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at July 29, 2007	243,751	7.3 years	$3,447

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

     The following tables set forth the Company's restructuring reserves as of July 29, 2007 and July 30, 2006, respectively, and reflect the activity affecting the reserves for the three and nine months then ended. As of July 29, 2007, the remaining liability of $1.8 million primarily represents non-cancelable lease obligations that are due under respective lease terms through 2009.

	Three Months Ended
	July 29, 2007

	April 29, 2007	Charges	Utilized	July 29, 2007

Leases and other	$2,019	$ -	$(196)	$1,823

	Nine Months Ended
	July 29, 2007

	October 29, 2006	Charges	Utilized	July 29, 2007

Leases and other	$2,654	$ -	$(831)	$1,823

     The following tables set forth the Company's restructuring reserve as of July 30, 2006 and reflects the activity affecting the reserve for the three and nine months then ended:

	Three Months Ended
	July 30, 2006

	April 30, 2006	Charges	Utilized	July 30, 2006

Manufacturing capacity reduction and other	$ 302	$1,966	$(1,967)	$ 301

Workforce reductions	1,080	(176)	(604)	300

Leases and other	2,631	-	(246)	2,385

Total	$4,013	$1,790	$(2,817)	$2,986

	Nine Months Ended
	July 30, 2006

	October 30, 2005	Charges	Utilized	July 30, 2006

Manufacturing capacity reduction and other	$ -	$10,681	$(10,681)	$ -

Workforce reductions	-	1,080	(780)	300

Leases and other	2,245	1,455	(1,014)	2,686

Total	$2,245	$13,216	$(12,475)	$2,986

NOTE 7 - GEOGRAPHIC INFORMATION

     The Company operates in a single industry segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors. The Company's net sales, operating income (loss) and identifiable assets by geographic area as of and for the three and nine months ended July 29, 2007 and July 30, 2006 were as follows:

	Three Months Ended		Nine Months Ended

	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006

Net sales
Asia	$ 60,469	$ 59,187	$183,074	$185,748
Europe	16,849	20,017	55,338	59,829
North America	26,983	28,956	81,496	94,002

	$104,301	$108,160	$319,908	$339,579

Operating income (loss)
Asia	$3,524	$8,797	$12,849	$36,644
Europe	(148)	3,781	4,394	12,897
North America	832	(1,424)	4,383	(6,760)

Gain on sale of facility	-	-	2,254	-
Consolidation, restructuring
and related charges	-	(1,790)	-	(13,216)
Stock-based compensation	(782)	(515)	(2,269)	(1,310)

	$3,426	$8,849	$21,611	$28,255

		July 29, 2007	July 30, 2006

Total identifiable assets
Asia		$479,231	$ 449,910
Europe		111,776	112,400
North America		396,335	456,425

		$987,342	$1,018,735

     The Company is typically impacted during its first fiscal quarter by the North America and European holiday periods as some customers reduce their effective workdays and orders during this period.

NOTE 8 - INCOME TAXES

     The income tax provision differs from the amount computed by applying the United States statutory rate of 35 percent to income before income taxes primarily due to the resolution and settlement of U.S. and foreign tax matters that were associated with uncertain tax positions in prior years.  The income tax provision for the nine month period ended July 29, 2007 reflects a benefit for the resolution in the amount of $7.4 million. In addition, the Company has benefited from reduced tax rates in Korea and Taiwan, which have been offset by valuation allowances placed on deferred tax assets, primarily those generated by net operating loss carry forwards.

NOTE 9 - LONG -TERM BORROWINGS

     Long-term borrowings consist of the following:

	July 29, 2007	October 29, 2006

2.25% convertible subordinated notes due April 15, 2008	$150,000	$150,000

Unsecured foreign notes payable, bearing interest at a variable rate, as defined, due October 11, 2010	24,608	20,288

4.75% convertible subordinated notes, including fair value adjustment of $(184) in 2006	-	86,903

	174,608	257,191
Less current portion	25,000	86,903

	$149,608	$170,288

     On June 6, 2007, the Company entered into a credit agreement with a group of financial institutions that provides for a five-year, revolving credit facility (the "credit facility") with an aggregate commitment of $125 million. In connection therewith, the Company has classified $125 million of its $150 million, 2.25% convertible subordinated notes due in April 2008 as long-term. On September 4, 2007, the aggregate commitment was increased to $155 million. The applicable interest rate spread and facility fee vary based upon the Company's senior leverage ratio. Under the terms of the credit facility, the Company is subject to compliance with certain financial and other covenants. The credit facility is secured by a pledge of the Company's stock in certain of its subsidiaries.   Borrowings under the credit facility bear interest at a LIBOR rate, as defined, plus 87 basis points.  There were no borrowings under the credit facility as of July 29, 2007.

      The 4.75% convertible subordinated notes were repaid at maturity on December 15, 2006. A related interest rate swap also matured on December 15, 2006 concurrent with the repayment of the related debt.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

     At July 29, 2007, the Company had commitments outstanding of approximately $205 million, primarily related to capital equipment for the planned U.S. nanofab facility and equipment in Korea, and for a build-to-suit capital lease through 2012 for the planned U.S. nanofab facility.

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

Material Changes in Results of Operations
Three and Nine Months ended July 29, 2007 versus July 30, 2006

     The following table represents selected operating information expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended

	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(77.3)	(69.6)	(75.1)	(67.3)

Gross margin	22.7	30.4	24.9	32.7
Selling, general and administrative expenses	(15.3)	(14.4)	(14.7)	(13.7)
Research and development expenses	(4.1)	(6.2)	(4.1)	(6.8)
Consolidation, restructuring and related charges	-	(1.6)	-	(3.9)
Gain on sale of facility	-	-	0.7	-

Operating income	3.3	8.2	6.8	8.3

Other income (expense), net	0.8	(1.2)	0.3	1.3

Income before income taxes and minority interest	4.1	7.0	7.1	9.6
Income tax benefit (provision)	(1.1)	(1.6)	1.2	(2.7)
Minority interest	(0.9)	(1.2)	(0.7)	(1.1)

Net income	2.1%	4.2%	7.6%	5.8%

     All of the following tabular comparisons, unless otherwise indicated, are for the three months ended July 29, 2007 (Q3-07) and July 30, 2006 (Q3-06) and for the nine months ended July 29, 2007 (YTD-07) and July 30, 2006 (YTD-06) in millions of dollars:

Net Sales

	Three Months Ended			Nine Months Ended

	Q3-07	Q3-06	Percent Change	YTD-07	YTD-06	Percent Change

IC	$ 85.3	$ 87.2	(2.1)%	$259.2	$264.6	(1.9)%
FPD	19.0	21.0	(9.7)	60.7	75.0	(19.4)

Total net sales	$104.3	$108.2	(3.6)%	$319.9	$339.6	(5.8)%

     Net sales for Q3-07 decreased 3.6% to $104.3 million as compared to $108.2 million for Q3-06. The decrease is related to reduced sales of FPD photomasks of $2.0 million associated with decreased average selling prices (ASPs) for high-end FPD photomasks; and reduced sales of IC photomasks of $1.9 million as a result of a slight decline in ASPs, principally from mainstream products. High-end photomask applications, which typically have higher ASPs, include mask sets for FPD products using G6 and above technologies and IC products using 90 nanometer and below technologies. By geographic area, net sales in Q3-07 as compared to Q3-06 increased by $1.3 million or 2.1% in Asia, and decreased by $(2.0) million or (6.8)% in North America, and $(3.2) million or (15.8)% in Europe. As a percent of total sales in Q3-07, sales were 58% in Asia, 26% in North America, and 16% in Europe.

     For YTD-07, net sales decreased (5.8)% or $(19.7) million of which $(14.3) million of the decrease related to reduced sales of FPD photomasks and $(5.4) million of reduced sales of IC photomasks, both of which were a result of decreased ASPs. The Company's quarterly revenues can be affected by the seasonal purchasing of its customers. The Company is typically impacted during its first quarter by the North American and European holiday periods as some customers reduce their effective workdays and orders during this period. Q1-07 had more than the usual customer shutdowns which resulted in reduced net sales.

Gross Margin

	Three Months Ended			Nine Months Ended

	Q3-07	Q3-06	Percent Change	YTD-07	YTD-06	Percent Change

Gross margin	$23.7	$32.9	(28.0)%	$79.6	$110.9	(28.0)%
Percentage of net sales	22.7%	30.4%		24.9%	32.7%

     Gross margin decreased to 22.7% in Q3-07 from 30.4% in Q2-06 as a result of decreased sales and the expanded manufacturing base in Asia including two greenfield facilities in Taiwan and China, and from reduced high-end sales and reduced ASPs. Gross margin decreased to 24.9% in YTD-07 from 32.7% in YTD-06 primarily due to decreased FPD ASPs and the Company's increased manufacturing base in Asia. The Company operates in a high fixed cost environment and to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.  The gross margin percentage throughout the remainder of fiscal 2007 could be negatively impacted by increased depreciation expense associated with the Company's capital expenditures as the Company increases its fixed cost manufacturing base, principally in Asia.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended

	Q3-07	Q3-06	Percent Change	YTD-07	YTD-06	Percent Change

Selling, general and administrative expenses	$16.0	$15.5	3.3%	$46.9	$46.4	1.0%
Percentage of net sales	15.3%	14.4%		14.7%	13.7%

      Selling, general and administrative expenses increased $0.5 million to $16.0 million in Q3-07, compared with $15.5 million in Q3-06.  The increase was primarily a result of increased costs associated with starting up the Company's NanoFab in Boise, Idaho. Selling, general, and administrative expenses were $46.9 million in YTD-07 and $46.4 million in YTD-06.  The Company's two new facilities in Taiwan and China became operational by Q2-07, and therefore certain costs related thereto are reported as cost of sales whereas prior to them becoming operational for production such costs were reported as selling, general and administrative expenses.

Research and Development

	Three Months Ended			Nine Months Ended

	Q3-07	Q3-06	Percent Change	YTD-07	YTD-06	Percent Change

Research and development	$4.2	$6.7	(37.1)%	$13.3	$23.0	(42.2)%
Percentage of net sales	4.1%	6.2%		4.1%	6.8%

     Research and development expenses consist primarily of global development efforts relating to high-end process technologies for advanced sub wavelength reticle solutions for IC and FPD technologies. Research and development expenses decreased by $2.5 million and $9.7 million in Q3-07 and YTD-07, respectively, as compared to the same periods in the prior year, primarily as a result of reduced expenditures resulting from the 2006 closure of the Company's Austin, Texas research and development operations. Such reduced expenditures were partially offset by amortization expenses of the fair value of the agreement to license technology from Micron Technology, Inc.

Gain on Sale of Facility

     In January of 2007, the Company sold its Austin, Texas manufacturing and research and development facility for proceeds of $5.0 million and realized a gain of $2.3 million.

Consolidation, Restructuring and Related Charges

     In March 2006, the Company implemented a restructuring program to streamline its operating infrastructure in North America, including the closing of its Austin, Texas manufacturing facility and ceasing its Austin, Texas research and development activities.  In connection therewith, the Company recorded restructure charges of $1.8 million in Q3-06 and $13.2 million in YTD-06, primarily comprised of facility and equipment impairments at the Austin facility.

Other Income (Expense), Net

	Three Months Ended		Nine Months Ended

	Q3-07	Q3-06	YTD-07	YTD-06

Interest expense	$(1.5)	$(3.0)	$(4.5)	$(9.0)
Investment and other income, net	2.4	1.7	5.5	13.3

Other income (expense), net	$ 0.9	$(1.3)	$ 1.0	$ 4.3

     Interest expense in Q3-07 and YTD-07 decreased as compared to the same periods in the prior year, primarily as a result of the Company's redeeming the remaining outstanding balance of its $87.1 million, 4.75% convertible subordinated notes in December, 2006.  Investment and other income, net, for Q3-07 as compared to Q3-06, increased primarily as a result of increased foreign currency gains which more than offset decreased investment income associated with reduced investment balances.  Investment and other income net, for YTD-07, decreased as compared to YTD-06, primarily due to reduced foreign currency gains and reduced investment income associated with reduced investment balances.  Further, realized gains on the sales of investments and other assets were $1.1 million YTD-07 as compared to $3.0 million in YTD-06.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended

	Q3-07	Q3-06	YTD-07	YTD-06

Income tax (provision) benefit	$(1.1)	$(1.7)	$4.0	$(9.3)
Effective income tax rate	(26.2)%	(22.3)%	17.5%	(28.6)%

     The provision for income taxes for Q3-07 was $1.1 million, compared to $1.7 million for Q3-06.  For YTD-07 the provision for income taxes was a benefit of $4.0 million, compared to a provision of $9.3 million for YTD-06. The effective rate for YTD-07 was a 17.5% benefit as compared to a 28.6% provision for YTD-06, primarily due to the benefit that was recorded for the resolution and settlement of U.S. and foreign tax matters that were associated with uncertain tax positions in prior years. In addition, the tax rate was impacted by taxes incurred on income generated in taxable jurisdictions that were partially offset by increased income generated in the U.S. where the Company did not record additional deferred tax benefits due to net operating loss carryforwards. The income tax benefit for the nine month period ended July 29, 2007 primarily resulted from benefits associated with the tax settlements.

     The Company's operations have followed the migration of semiconductor industry fabrication to Asia, where the Company operates in countries where it is accorded favorable tax rates. The Company is accorded tax holidays in Taiwan, one of which expired in December 2006, and another which is expected to begin to expire in 2012. In addition, the Company has been accorded a tax holiday in China which is expected to expire in 2011. In Korea and Taiwan various tax credits have been utilized to reduce the Company's effective income tax rate.

Minority Interest in Consolidated Subsidiaries

     Minority interest expense decreased to $0.9 million in Q3-07 as compared to $1.3 million in Q3-06, and to $2.4 million in YTD-07, as compared to $3.7 million in YTD-06, primarily due to decreased net income of the Company's non-wholly owned subsidiary in Taiwan. The Company's ownership in its subsidiaries in Taiwan and Korea was approximately 58% and 99.7%, respectively, at July 29, 2007 and July 30, 2006.

Liquidity and Capital Resources

     The Company's working capital was $124.1 million at July 29, 2007 and $127.7 million at October 29, 2006.  At July 29, 2007, $125 million of the Company's outstanding $150 million, 2.25% convertible subordinated notes due in April of 2008, was reported as long-term in connection with $125 million of credit available to the Company under a five-year, revolving credit facility agreement entered into on June 6, 2007 with a group of financial institutions.On September 4, 2007, the aggregate commitment was increased to $150 million. Cash, cash equivalents and short-term investments decreased to $145.2 million at July 29, 2007 as compared to $199.3 million at October 29, 2006, primarily due to the redemption of $87.1 million of the remaining outstanding balance of the Company's 4.75% convertible subordinated notes. Cash provided by operating activities increased to $94.1 million for the nine months ended July 29, 2007, as compared to $79.9 million for the nine months ended July 30, 2006, primarily due to increased net income compared to the same prior year period, and decreased accounts receivable associated with decreased sales compared to the same period in the prior year, and increased trade accounts payable, which were in part offset by decreases in accrued liabilities. Cash used in investing activities for the nine months ended July 29, 2007 was $9.4 million, which is primarily comprised of $48.3 million proceeds from the sales of investments less payments for capital expenditures of $57.0 million.  Cash used in financing activities of $92.1 million primarily related to the Company redeeming its $87.1 million outstanding 4.75% convertible subordinated notes.

     The Company's commitments represent investments in the tooling of the new US Nano Fab facility in Boise, Idaho, additional manufacturing capacity, as well as advanced equipment for the production of high-end, more complex photomasks in Asia, principally Korea. At July 29, 2007, the Company had commitments outstanding of approximately $205 million, primarily related to equipment for the planned U.S. nanofab facility and equipment in Korea, and for a build-to-suit capital lease through 2012 for the planned U.S. nanofab facility. The Company expects capital expenditures for fiscal 2007 to be approximately $160 million to $175 million. The Company will use its working capital and its credit facility to finance its capital expenditures. Photronics believes that its currently available resources, together with its capacity for growth, and its access to other debt and equity financing sources, are sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the foreseeable future.  However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations and existing cash, short-term investments and its credit facility.

Stock-Based Compensation

     Total stock-based compensation expense for the three and nine months ended July 29, 2007 was $0.8 million and $2.3 million, respectively, as compared to $0.6 million and $1.3 million, respectively, for the comparable prior year periods, substantially all of which is in selling, general and administrative expenses. No compensation cost was capitalized as part of inventory, and no income tax benefit has been recorded. As of July 29, 2007 total unrecognized compensation cost of $7.8 million is expected to be recognized over a weighted average amortization period of 2.4 years.

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

     The Company's primary net foreign currency exposures as of July 29, 2007 included the Korean won, Singapore dollar, New Taiwan dollar, euro, British pound and Chinese renminbi. As of July 29, 2007, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $4.3 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations or cash flows.

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

Interest Rate Risk

     The majority of the Company's borrowings at July 29, 2007 were in the form of its convertible subordinated note, which bears interest at a fixed rate of 2.25%, and certain unsecured international notes payable which bear interest at rates between 6.57% and 6.93%.  At July 29, 2007, the Company had approximately $105 million in net variable rate financial instrument assets which were sensitive to interest rate risk. A 10% change in interest rates would not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Act of 1934) as of July 29, 2007, the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of July 29, 2007, the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in Internal Control over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the three months ended July 29, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1A.	RISKS RELATING TO THE COMPANY'S BUSINESS

There have been no material changes to risks relating to the Company's business as disclosed in Part 1, Item 1A of the Company's Form 10-K for the year ended October 29, 2006.

Item 5.	OTHER INFORMATION

On August 23, 2007, Photronics Imaging Technologies (Shanghai) Co., Ltd. ("PITC") entered into an Amended and Restated RMB 186 million Credit Facility with JPMorgan Chase Bank (China) Company Limited, Shanghai Branch as Administrative Agent (the "Original Lender"). Pursuant to the Amended and Restated Credit Agreement, the Original Lender will retain a portion of, and will assign to the other lenders the remaining portion of the loans and commitments under the Amended and Restated Credit Agreement. This credit facility includes a term loan and a revolving credit loan totaling RMB 186,000 million, bearing interest based on the prevailing official PBOC (People's Bank of China) rate. As of August 23, 2007, RMB 186 million was outstanding under the Amended and Restated Credit Agreement and is due in 2010. PITC is subject to compliance with and maintenance of certain financial and other covenants.

On August 23, 2007, the Company entered into an Amended and Restated Guarantee Agreement relating to the RMB 186 million credit facility for PITC. Pursuant to the terms of the Amended and Restated Guarantee Agreement, the Company guaranteed PITC's obligations under the Amended and Restated Credit Agreement.

On September 4, 2007 the aggregate commitment of the Company's credit facility was increased to $155 million as set forth in Note 9 to the condensed consolidated financial statements.

Item 6.	EXHIBITS

	(a)	Exhibits

		Exhibit Number	Description

10.27

Credit Agreement dated as of August 6, 2007 among Photronics, Inc., the Foreign Subsidiary Borrowers Party hereto, the Lenders Party hereto, and JPMorgan Chase Bank, National Association as Administrative Agent and Collateral Agent; Citizens Bank of Massachusetts; HSBC Bank USA, National Association; and Citibank, N.A. as Co-Syndication Agents. JPMorgan Securities Inc. as Sole Book runner and Sole Lead Arranger.

10.28

Amended and Restated Agreement RMB 186,000,000 Credit Facility for Photronics Imaging Technologies (Shanghai) Co., Ltd. with JPMorgan Chase Bank (China) Company Limited, Shanghai Branch as Administrative Agent.

		10.29	Amended and Restated Guarantee Agreement by Photronics, Inc. relating to RMB 186,000,000 Credit Facility for Photronics Imaging Technologies (Shanghai) Co., Ltd.

		31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ SEAN T. SMITH

Sean T. Smith
Senior Vice President
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date:  September 5, 2007