Form 10-K
period 2007-10-28
PHOTRONICS INC
filed 2008-01-11
CIK 810136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 28, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.01 par value per share - NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

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
Yes  ☐  No ☒

As of April 29, 2007, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant common stock held by non-affiliates was approximately $601,210,952 (based upon the closing price of $15.38 per share as reported by the Nasdaq National Market on that date).

As of December 31, 2007, 41,886,362 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2008
Annual Meeting of Shareholders		Incorporated into Part III
to be held in April 2008		of this Form 10-K

Forward-Looking Information

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of Photronics, Inc. (the "Company"). These statements are based on management's beliefs, as well as assumptions made by and information currently available to management. Forward-looking statements may be identified by words like "expect", "anticipate", "believe", "plan", "projects", and similar expressions. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this annual report on Form 10-K, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, expectations with respect to future sales, financial performance, operating efficiencies and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. These factors may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward-looking statements include, but are not limited to, overall economic and business conditions; the demand and receipt of orders for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; changes in federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); the Company's ability to place new equipment in service on a timely basis; interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; economic and political conditions in international markets; the ability to obtain additional financings; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions and productivity programs; uncertainties with respect to the integration and management of MP Mask Technology Center, LLC ("MP Mask"); delays in equipping, and ramp up of production of the state-of-the-art nanofab facility ("U.S. Nanofab"); the timing, impact and other uncertainties of future acquisitions; the seasonal and cyclical nature of the semiconductor and flat panel display industries; the availability of capital; management changes; damage or destruction to the Company's facilities by natural disasters, labor strikes, political unrest or terrorist activity; the ability to fully utilize its tools; the ability of the Company to receive desired yields, pricing, product mix, and market acceptance of its products; changes in technology; and the ability of the Company to obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company's expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements.

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

     Photronics is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays ("FPD"), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits ("IC") and a variety of FPDs and, to a lesser extent, other types of electrical and optical components. The Company operates principally from ten manufacturing facilities, two of which are located in the United States, three in Europe, two in Taiwan, and one each in Korea, Singapore and China.   Also, under a build-to-suit lease, in the first quarter of fiscal 2008, a capital lease agreement commenced with Micron Technology, Inc. ("Micron") for a state-of-the-art nanofab facility ("U.S. Nanofab") in Boise, Idaho.

Manufacturing Technology

     The Company manufactures photomasks, which are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates. The Company's photomasks are manufactured in accordance with circuit designs provided on a confidential basis by its customers. The typical manufacturing process for a photomask involves the receipt and conversion of circuit design data to manufacturing pattern data. A lithography system then exposes the circuit pattern onto the photomask blank. The exposed areas are developed and etched to produce that pattern on the photomask. The photomask is inspected for defects and conformity to the customer design data, any defects are repaired, any required pellicles (protective translucent cellulose membranes) are applied and, after final inspection, the photomask is shipped to the customer.

     The Company currently supports customers across the full spectrum of IC production and large area technologies by manufacturing photomasks using electron beam or optical-based technologies. Electron beam and laser-based systems are the predominant technologies used for photomask manufacturing. These technologies are capable of producing the finer line resolution, tighter overlay and larger die size for the larger and more complex circuits currently being designed. Electron beam and laser generated photomasks can be used with the most advanced processing techniques to produce the most advanced semiconductor devices intended for use in an array of products. These include devices used for microprocessors, memory, telecommunications and related applications. The Company currently owns a number of high-end and mature electron beam and laser-based systems. The production of photomasks by the optical method is less expensive and less precise than those manufactured on high-end electron beam systems.

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

     The vast majority of photomask units produced for the semiconductor industry employ geometries of 130 nanometer or larger for ICs, and Generation 6 technologies or lower for FPDs. At these geometries, the Company can produce full lines of photomasks and there is no significant technology employed by the Company's competitors that is not available to the Company. Semiconductor fabrication also occurs below the 90 nanometer range for IC photomask technology and Generation 7 and above for FPD photomask technology. The Company is currently capable of producing a selective range of photomasks at these smaller geometries. However, as is typical of industries in the midst of technological change, some of the Company's competitors may be able to achieve higher manufacturing yields than the Company when producing these smaller geometry photomasks, in part because these competitors may have completed more cycles of learning than the Company in this area, and in part because of the Company's need to replicate production of these complex photomasks at its many locations worldwide. The Company believes that these cases are few and are not material to its business.

Sales and Marketing

     The market for photomasks primarily consists of domestic and international semiconductor and FPD manufacturers and designers, including a limited number of manufacturers who have the capability to manufacture photomasks. Generally, the Company and each of its customers engage in a qualification and correlation process before the Company becomes an approved supplier. Thereafter, the Company typically negotiates pricing parameters for a customer's orders based on the customer's specifications. Some prices may remain in effect for an extended period. In some instances, the Company enters into sales arrangements, based on the understanding that, as long as the Company's performance is competitive, the Company will receive a specified percentage of that customer's photomask requirements.

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

Customers

     The Company primarily sells its products to leading semiconductor and FPD manufacturers. The Company's largest customers during the fiscal year ended October 28, 2007 ("fiscal 2007"), included the following:

Atmel Corp.	Magnachip Semiconductor
AU Optronics Corp.	Maxim Integrated Products, Inc.
Chartered Semiconductor Manufacturing, Ltd.	National Semiconductor Corporation
Fairchild Semiconductor Intl., Inc.	NXP Semiconductors
Freescale Semiconductor, Inc.	Samsung Electronics Co., Ltd.
HannStar Display Corp.	Skyworks Solutions, Inc.
IM Flash Technologies, LLC	ST Microelectronics, Inc.
Jazz Semiconductor, Inc.	Systems on Silicon Mfg. Co., Pte. Ltd.
Jenoptik Laser, Optik, Systeme GmbH	Texas Instruments Incorporated
LG Philips LCD Co., Ltd.	United Microelectronics Corp.

     During fiscal year 2007, the Company sold its products and services to approximately 600 customers. Samsung Electronics Co., Ltd. accounted for approximately 25%, 25% and 24% of the Company's net sales in fiscal 2007, 2006 and 2005, respectively. This included sales of both IC and FPD photomasks. The Company's five largest customers, in the aggregate, accounted for approximately 43% in fiscal 2007, 46% in fiscal 2006 and 42% in fiscal 2005, of net sales. A significant decrease in the amount of sales to any of these customers could have a material adverse effect on the financial performance and business prospects of the Company.

Seasonality

     The Company's quarterly revenues can be affected by the seasonal purchasing of its customers. The Company is typically impacted during its first fiscal quarter by the North American and European holiday periods as some customers reduce their effective workdays and orders during this period. Additionally, the Company can be impacted during its first or second quarter by the Asian New Year holiday period which also may reduce customer orders. For fiscal 2008, the Asian New Year holiday will be in the Company's second fiscal quarter, as it was in fiscal 2007.   At times, the Company's first quarter revenues have been down sequentially by as much as 10%. During the past three years, the second quarter resulted in increased sequential revenues of 3% to 12%.

Research and Development

     The Company conducts its primary research and development activities in the MP Mask Technology Center, LLC ("MP Mask") joint venture operation and in site-specific research and development programs in various locations around the world, primarily at its research and development centers at PK, Ltd. ("PKL") and Photronics Semiconductor Mask Corporation ("PSMC").   The MP Mask research and development programs coupled with site specific research and development initiatives are designed to advance the Company's leadership in technology and manufacturing efficiency. The Company also conducts research and development activities to support advanced product integration including but not limited to numerical modeling and simulation of photomask processes, fabrication, and delivery of product prototypes for next generation customer needs and development of software tools and workflows necessary for effective integration of the most advanced mask-based optical lithography solutions. Currently, research and development photomask activities are focused on 65, 45 and 32 nanometer node IC technology and Generation 8 FPD technology. The Company believes these core competencies will continue to be a critical part of semiconductor manufacturing as optical lithography continues to scale device capabilities at and below 90 nanometer. The Company has incurred research and development expenses of $17.3 million, $27.3 million and $32.2 million in fiscal 2007, 2006 and 2005, respectively. The Company believes that it owns or controls valuable proprietary information necessary for its business as presently conducted. This includes trade secrets as well as patents. Recently, the Company has either applied for or been granted patents pertaining to its manufacturing processes. The Company believes that its intellectual property is and will continue to be important to the Company's technical leadership in the field of photomasks.

Patents and Trademarks

     The Company owns or has rights to approximately 34 patents in the United States. The general subject matter of these patents relates to the manufacture of photomasks themselves and the use of photomasks to manufacture other products.  The expiration dates of these patents range from 2011 to 2023. Additionally, pursuant to the technology license agreement with Micron, the Company has access to certain technology of Micron and MP Mask. The Company also has a number of trademarks and trademark registrations in the United States and in other countries.

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

Backlog

     The first several levels of a set of photomasks for a circuit pattern at times are often required to be shipped within 24 hours of receiving a customer's designs. Because of the short period between order and shipment dates (typically from 1 day to 2 weeks) for a significant amount of the Company's sales, the dollar amount of current backlog is not considered to be a reliable indication of future sales volume.

International Operations

      International sales were approximately 75%, 73% and 69% of the Company's sales in fiscal 2007, 2006 and 2005, respectively. The Company believes that maintaining significant international operations requires it to have, among other things, a local presence in the markets in which it operates. This requires a significant investment in financial, management, operational and other resources.

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

     Note 16 of the notes to the Company's consolidated financial statements reports net sales, operating income (loss) and total identifiable assets by geographic region.

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

     The Company estimates that for the types of photomasks it manufactures (IC and FPD) the size of the total market (captive and merchant) is approximately $3.5 billion. Competitors include Compugraphics, Inc., Dai Nippon Printing Co., Ltd., Hoya Corporation, Taiwan Mask Corporation, Toppan Printing Co., Ltd. and Toppan Chungwha Electronics. The Company also competes with semiconductor manufacturers' captive photomask manufacturing operations that supply photomasks for internal use and, in some instances, also for external customers and foundries.   The Company expects to face continued competition, which in the past has led to pressure to reduce prices, which the Company believes contributed to the decrease in the number of independent manufacturers. This pressure to reduce prices may continue in the future.

Employees

     As of October 28, 2007, the Company and its majority-owned subsidiaries had approximately 1,540 full-time and part-time employees. The Company believes it offers competitive compensation and other benefits and that its employee relations are good. None of the Company's employees were represented by a union as of October 28, 2007, however, effective the beginning of January 2008, certain employees in the United Kingdom are represented by a union.

ITEM 1A.  RISKS RELATING TO THE COMPANY'S BUSINESS

The Company is dependent on the semiconductor industry which as a whole is volatile and could have a negative material impact on its business.

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

     The Company's sales of photomasks for use in fabricating high performance electronic products such as FPDs decreased in fiscal 2007 as compared to fiscal 2006.  The Company's results may suffer if the FPD photomask market does not grow or if the Company is unable to serve this market successfully. As is the case with semiconductor photomask demand, the Company believes that demand for photomasks for FPDs depends primarily on design activity, and to a lesser extent upon an increase in the number of production facilities used to manufacture FPDs. As a result, an increase in FPD sales will not necessarily lead to a corresponding increase in photomask sales. The technology for fabricating FPDs continues to develop in order to increase the size and improve the resolution of FPDs. A slowdown in the development of new technologies for fabricating FPDs could reduce the demand for related photomasks even if demand for FPDs increases.

The Company's quarterly operating results fluctuate significantly and may continue to do so in the future which could adversely impact the Company's business.

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

The Company's industry is subject to rapid technological change and might fail to remain competitive which could have a material adverse effect on the Company's business and results of operations.

     The photomask industry has been and is expected to continue to be characterized by technological change and evolving industry standards. In order to remain competitive, the Company will be required to continually anticipate, respond to and utilize changing technologies of increasing complexity in both traditional and emerging markets that it serves. In particular, the Company believes that, as semiconductor geometries continue to become smaller and FPDs become larger with improved performance, it will be required to manufacture increasingly complex photomasks. Additionally, demand for photomasks has been, and could in the future be adversely affected by changes in methods of fabricating semiconductors and high performance electronics (that could affect the type or quantity of photomasks utilized), such as changes in semiconductor demand that favor field programmable gate arrays and other semiconductor designs that replace application-specific ICs. Additionally, increased market acceptance of alternative methods of IC designs onto semiconductor wafers, such as direct-write lithography, could reduce or eliminate the need for photomasks entirely in the production of semiconductors. Through fiscal 2007, direct-write lithography has not been proven to be a commercially viable alternative to photomasks, as it is considered too slow for high volume semiconductor wafer production. However, should direct-write or any other alternative methods of transferring IC designs to semiconductor wafers without the use of photomasks achieve market acceptance, the Company's business and results of operations would be materially adversely affected. If the Company is unable to anticipate, respond to or utilize these or other changing technologies, due to resource, technological or other constraints, its business and results of operations could be materially adversely affected.

     Further, should sales volumes decrease based upon the flow of design releases from the Company's customers, the Company may have excess or underutilized production capacity that could significantly impact operating margins, or result in write-offs from asset impairments.

The Company's operations will continue to require substantial capital, which it may be unable to obtain.

     The manufacture of photomasks requires substantial investments in high-end manufacturing capability at existing and new facilities. The Company expects that it will be required to continue to make substantial capital expenditures to meet the technological demands of its customers and to position it for future growth. The Company's capital expenditure payments for fiscal 2008 are expected to be in the range of $120 million to $150 million, of which $70 million was accrued as of October 28, 2007, though the range may be greater should conditions warrant. The Company cannot provide assurance that it will be able to obtain the additional capital required in connection with its operations on reasonable terms, if at all, or that any such expenditure will not have a material adverse effect on its business and results of operations.

The Company's agreements with Micron have several risks; should either company not comply or execute under these agreements it could significantly disrupt the Company's business and technology activities which could have a material effect on the Company's operations or cash flows.

     On May 5, 2006, Photronics and Micron entered into a joint venture known as MP Mask. The joint venture develops and produces photomasks for leading-edge and advanced next generation semiconductors. As part of the formation of the joint venture, Micron contributed its existing photomask technology center located at its Boise, Idaho, headquarters to MP Mask and Photronics has paid Micron $127.5 million through October 28, 2007, and a final amount of $7.5 million is payable to Micron on May 5, 2008 in exchange for a 49.99% interest in MP Mask and a license for photomask technology of Micron and certain supply agreements.  In 2007, the Company invested an additional $3.5 million in MP Mask for capital expenditure and working capital purposes.

     In the first quarter of fiscal 2008, a capital lease agreement commenced with Micron for the U.S. Nanofab for $61.7 million principal amount. Photronics' total investment in the purchase and equipping of its U.S. Nanofab is expected to fall within a range of $190 million to $200 million and may include redeployment of some existing Photronics assets. The U.S. Nanofab is expected to begin production in the first quarter of calendar 2008.

     Failure by Photronics or Micron to comply or execute under any of these agreements, to capitalize on the use of existing technology or to further develop technology could result in a significant disruption to the Company's business and technology activities, and could adversely affect the Company's operations and cash flows.

The Company has been dependent on sales to a limited number of large customers; the loss of any of these customers or any reduction in orders from these customers could have a material adverse effect on its sales and results of operations.

     Historically, the Company has sold a significant proportion of photomasks to a limited number of IC and FPD manufacturers. During fiscal 2007, one customer, Samsung Electronics Co., Ltd, accounted for approximately 25% of the Company's net sales. The Company's five largest customers, in the aggregate, accounted for 43% of net sales in fiscal 2007, 46% in fiscal 2006, and 42% in fiscal 2005. None of the Company's customers has entered into a long-term agreement with the Company requiring them to purchase the Company's products. The loss of a significant customer or any reduction or delay in orders from any significant customer, including reductions or delays due to customer departures from recent buying patterns, or market, economic or competitive conditions in the semiconductor or FPD industries, could have a material adverse effect on the Company's financial performance and business prospects. The continuing consolidation of semiconductor manufacturers may increase the likelihood and adverse effect of losing a significant customer.

The Company depends on a small number of suppliers for equipment and raw materials and, if the Company's suppliers do not deliver their products to them, the Company may be unable to deliver its products to its customers, which could adversely affect its business and results of operations.

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

The Company faces risks associated with complex manufacturing processes, including the use of sophisticated equipment and manufacturing processes with complex technologies; should the Company be unable to effectively utilize such processes and technologies it could have a material adverse effect on its business and results of operations.

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

     In 2007, the Company completed construction of a new photomask manufacturing facility in Shanghai, China and, in the first quarter of fiscal 2008, a capital lease agreement commenced with Micron for the U.S. Nanofab.  The Company cannot provide assurance that these facilities will ramp up to anticipated production levels or that they will not experience any production or other difficulties.

The Company's prior and future acquisitions may entail certain operational and financial risks.

     The Company has made significant acquisitions throughout its history. Acquisitions have focused on increasing its manufacturing presence in Asia, including its acquisition of PSMC, a Taiwanese photomask manufacturer, in 2000 and PKL, a Korean photomask manufacturer, in 2001 and increasing the technology base through the MP Mask joint venture between Photronics and Micron in 2006. The Company may make additional acquisitions in the future. Acquisitions place significant demands on the Company's administrative, operational and financial personnel and systems. Managing acquired operations entails numerous operational and financial risks, including difficulties in the assimilation of acquired operations, diversion of management's attention from other business concerns, managing assets in multiple geographic regions, amortization of acquired intangible assets and potential loss of key employees of acquired operations. Sales of acquired operations also may decline following an acquisition, particularly if there is an overlap of customers served by the Company and the acquired operation, and these customers transition to another vendor in order to ensure a second source of supply. Furthermore, the Company may be required to utilize its cash reserves and/or issue new securities for future acquisitions, which could have a dilutive effect on its earnings per share.

The Company operates in a highly competitive industry; should the Company be unable to meet its customers requirements for product quality, timelines of delivery or technical capabilities, it could adversely affect its sales.

     The photomask industry is highly competitive, and most of the Company's customers utilize more than one photomask supplier. The Company's competitors include Compugraphics, Inc., Dai Nippon Printing Co., Ltd., Hoya Corporation, Taiwan Mask Corporation, Toppan Printing Co., Ltd. and Toppan Chungwha Electronics. The Company also competes with semiconductor manufacturers' captive photomask manufacturing operations. The Company expects to face continued competition from these and other suppliers in the future. Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources than it does. Also, some of the Company's competitors may be able to more rapidly develop, produce, and achieve higher manufacturing yields than the Company, when producing smaller geometry photomasks. The Company believes that consistency of product quality and timeliness of delivery, as well as price, technical capability and service, are the principal factors considered by customers in selecting their photomask suppliers. The Company's inability to meet these requirements could adversely affect its sales. In the past, competition led to pressure to reduce prices which, the Company believes, contributed to the decrease in the number of independent manufacturers. This pressure to reduce prices may continue in the future. In addition, certain semiconductor manufacturers such as International Business Machines Corporation, Taiwan Semiconductor Manufacturing Company, Samsung Electronics Co., Ltd. and LG Phillips LCD Co., Ltd. possess their own captive facilities for manufacturing photomasks. Also, certain semiconductor manufacturers market their photomask manufacturing services to outside customers as well as to their internal organizations.

The Company's substantial international operations are subject to additional risks.

     International sales accounted for approximately 75% of the Company's net sales for fiscal 2007, 73% in fiscal 2006, and 69% in fiscal 2005. The Company believes that maintaining significant international operations requires it to have, among other things, a local presence in the markets in which it operates. This requires a significant investment of financial, management, operational and other resources. Since 1996, the Company has significantly expanded its operations in international markets by acquiring existing businesses in Europe, establishing manufacturing operations in Singapore, acquiring majority equity interests in photomask manufacturing operations in Korea and Taiwan and building a new manufacturing facility for FPD photomasks in Taiwan and a new photomask manufacturing facility in Shanghai, China.   As the served market continues to shift to Asia, the Company will continue to assess its manufacturing base and may close or open new facilities to adapt to these market conditions.

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

The Company's operating results are influenced by the performance of Asian economies which have been volatile and subject to fluctuations in local currencies, which could have a material adverse impact on the Company's financial position and results of operations.

     In fiscal 2007, the Company derived approximately 58% of its net sales from Asia, compared to 56% in fiscal 2006 and 53% in fiscal 2005. As the Company continues to expand its operations in Asia, it expects sales in Asia will continue to represent a significant portion of its overall revenue mix. As a result, its business is exposed to risks presented by Asian economies. In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies, declining asset values and other instabilities. These instabilities may continue for some time or worsen, which could have a material adverse impact on its financial position and results of operations. Asian economies may also be adversely affected by the outbreak of the bird flu and any recurring outbreak of severe acute respiratory syndrome (SARS) in the region and by other geopolitical risks.

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

     The Company's facilities in Taiwan are located in a seismically active area. In addition, a major catastrophe such as an earthquake or other natural disaster or labor strikes or work stoppages at any of the Company's manufacturing facilities could result in a prolonged interruption of its business. Any disruption resulting from these events could cause significant delays in shipments of the Company's products and the loss of sales and customers.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     None

ITEM 2.  DESCRIPTION OF PROPERTY

     The following table presents certain information about the Company's photomask manufacturing facilities:

Location	Type of Interest

Allen, Texas	Owned
Boise, Idaho	Leased	(1)
Brookfield, Connecticut (Building #1)	Owned
Brookfield, Connecticut (Building #2)	Owned
Bridgend, South Wales	Leased
Cheonan, Korea	Owned
Dresden, Germany	Leased
Hsinchu, Taiwan	Leased
Manchester, England	Owned
Shanghai, China	Owned	(2)
Singapore	Leased
Taichung, Taiwan	Owned	(2)

(1)	In the first quarter of fiscal 2008, a capital lease agreement commenced with Micron for the U.S. Nanofab.

(2)	The Company owns its manufacturing facilities in Shanghai and Taichung, however, it leases the related land.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2007.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED SHAREHOLDERS' MATTERS

     The Common Stock of the Company is traded on the NASDAQ Stock Market, Inc. ("NASDAQ") under the symbol PLAB. The table below shows the range of high and low sale prices per share for each quarter for fiscal year 2007 and 2006, as reported on the NASDAQ.

	High	Low

Fiscal Year Ended October 28, 2007:

Quarter Ended January 28, 2007	$16.97	$13.68
Quarter Ended April 29, 2007	16.88	15.00
Quarter Ended July 29, 2007	15.96	14.14
Quarter Ended October 28, 2007	14.54	10.38

Fiscal Year Ended October 29, 2006:

Quarter Ended January 29, 2006	$19.04	$14.80
Quarter Ended April 30, 2006	20.50	16.58
Quarter Ended July 30, 2006	19.46	13.51
Quarter Ended October 29, 2006	15.38	13.00

     On December 31, 2007, the closing sale price for the Common Stock as reported by NASDAQ was $12.47. Based on information available to the Company, the Company believes it has approximately 13,000 beneficial shareholders.

     The Company has not paid any cash dividends to date and, for the foreseeable future, anticipates that earnings will continue to be retained for use in its business.  Further, the Company's revolving credit facility ("credit facility") precludes it from paying cash dividends.

     The information regarding the Company's equity compensation required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from the Company's 2008 definitive Proxy Statement into Item 12 of Part III of this report.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data is derived from the Company's audited consolidated financial statements. The data should be read in conjunction with the audited consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K (in thousands, except per share amounts):

	Year Ended

	October 28, 2007	October 29, 2006		October 30, 2005		October 31, 2004		November 2, 2003

OPERATING DATA:

Net sales	$421,479	$454,875		$440,770		$395,539		$348,884

Cost and expenses:
Cost of sales	(321,958)	(307,851)		(295,649)		(260,232)		(250,687)
Selling, general and administrative	(61,507)	(62,215)		(54,295)		(53,487)		(56,154)
Research and development	(17,300)	(27,337)		(32,152)		(30,520)		(29,965)
Consolidation, restructuring and related charges	-	(15,639)	(a)	-		-		(42,000)	(d)
Gain on sale of facility	2,254	-		-		-		-

Operating income (loss)	22,968	41,833		58,674		51,300		(29,922)

Other income (expense):
Interest expense	(5,928)	(11,916)		(10,885)		(14,723)		(17,089)
Investment and other income, net	6,844	15,469		7,556	(b)	4,468	(c)	5,346	(e)

Income (loss) before income tax benefit (provision) and minority interest	23,884	45,386		55,345		41,045		(41,665)
Income tax benefit (provision)	3,178	(10,462)		(10,058)		(5,761)		(924)
Minority interest in income of consolidated subsidiaries	(2,539)	(5,592)		(6,634)		(10,818)		(5,573)

Net income (loss)	$ 24,523	$ 29,332	(a)	$ 38,653	(b)	$ 24,466	(c)	$(48,162)	(d) (e)

Earnings (loss) per share:

Basic	$0.59	$0.71	(a)	$1.09	(b)	$0.75	(c)	$(1.50)	(d) (e)

Diluted	$0.56	$0.66	(a)	$0.95	(b)	$0.68	(c)	$(1.50)	(d) (e)

Weighted average number of common shares outstanding:

Basic	41,539	41,369		35,519		32,564		32,144

Diluted	51,282	51,072		45,256		42,339		32,144

BALANCE SHEET DATA:
			As of

	October 28, 2007	October 29, 2006	October 30, 2005	October 31, 2004	November 2, 2003

Working capital	$96,606	$127,691	$300,557	$240,401	$256,872
Property, plant and equipment, net	531,578	443,637	412,429	396,461	387,977
Total assets	1,059,780	1,045,683	945,729	858,210	863,903
Long-term debt	191,253	170,288	238,949	315,888	368,307
Shareholders' equity	654,284	614,282	561,875	349,473	308,329

(a)	Includes consolidation charges of $15.6 million after tax in connection with the closure of the Company's Austin, Texas manufacturing and research and development facility.

(b)	Includes early extinguishment charge of $1.7 million in connection with the early redemption of $64.4 million of the Company's 4.75% convertible notes.

(c)	Includes early extinguishment charge of $1.2 million in connection with the early redemption of $48.5 million of the Company's 4.75% convertible notes.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended October 28, 2007, October 29, 2006 and October 30, 2005

Overview

     The Company sells substantially all of its photomasks to semiconductor designers and manufacturers, and manufacturers of FPDs.   Photomask technology is also being applied to the fabrication of other higher performance electronic products such as photonics, micro-electronic mechanical systems and certain nanotechnology applications. Thus, the Company's selling cycle is tightly interwoven with the development and release of new semiconductor designs and flat panel applications, particularly as it relates to the semiconductor industry's migration to more advanced design methodologies and fabrication processes. The Company believes that the demand for photomasks primarily depends on design activity rather than sales volumes from products produced using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. In addition, the reduced use of customized ICs, reductions in design complexity or other changes in the technology or methods of manufacturing semiconductors or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks even if demand for semiconductors and FPDs increases. Advances in semiconductor and photomask design and semiconductor production methods could reduce the demand for photomasks. Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices.

     The global semiconductor industry is driven by end markets which have been closely tied to consumer driven applications for high performance semiconductor devices including, but not limited to communications and mobile computing solutions. The Company cannot predict the timing of the industry's transition to volume production of next generation technology nodes or the timing of up and down cycles with precise accuracy, but believes that such transitions and cycles will continue into the future, beneficially and adversely affecting its business, financial condition and operating results in the near term. The Company's ability to remain successful in these environments is based upon achieving its goals of being a service and technology leader, an efficient solutions supplier, and a company able to continually reinvest in its global infrastructure.

     As of December 2007, state-of-the-art production for semiconductor masks is considered to be 45 nanometer for ICs, and Generation 7 to Generation 8 process technologies for FPDs, while 65 nanometer has moved into volume production.  130 and above nanometer and Generation 3 through Generation 6 process technologies for FPDs constitute the majority of high performance designs being fabricated in volume today. The Company expects there to be an increase in 65 nanometer designs moving to wafer fabrication throughout fiscal 2008 and believes it is well positioned to service an increasing volume of this business through investments in manufacturing processes and technology in the global regions where its customers are located. In 2005 and 2006, the Company experienced growth in demand for FPD photomasks, which it currently supplies from its facilities in Korea and Taiwan. In December 2006, the Company completed construction of its manufacturing facility in Shanghai, China, which began production in the second quarter of the Company's 2007 fiscal year.

     The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, the Company will be required to continually anticipate, respond to and utilize changing technologies. In particular, the Company believes that, as semiconductor geometries continue to become smaller, it will be required to manufacture even more complex optically-enhanced reticles, including optical proximity correction and phase-shift photomasks. Additionally, demand for photomasks has been, and could in the future be adversely affected by changes in methods of semiconductor manufacturing (which could affect the type or quantity of photomasks utilized), such as changes in semiconductor demand that favor field programmable gate arrays and other semiconductor designs that replace application-specific ICs. Through fiscal 2007, the Company has not experienced a significant loss of revenue as a result of alternative semiconductor design methodologies. Additionally, increased market acceptance of alternative methods of transferring circuit designs onto semiconductor wafers, such as direct-write lithography, could reduce or eliminate the need for photomasks. Through fiscal 2007, direct-write lithography has not been proven to be a commercially viable alternative to photomasks, as it is considered too slow for high volume semiconductor wafer production. However, should direct-write or any other alternative methods of transferring IC designs to semiconductor wafers be done without the use of photomasks, the Company's business and results of operations would be materially adversely affected. If the Company is unable to anticipate, respond to, or utilize these or other changing technologies, due to resource, technological or other constraints, its business and results of operations could be materially adversely affected.

     Both revenues and costs have been affected by the increased demand for high-end technology photomasks that require more advanced manufacturing capabilities but generally command higher average selling prices ("ASP"). To meet the technological demands of its customers and position the Company for future growth, the Company continues to make substantial investments in high-end manufacturing capability both at existing and new facilities. The Company's cash payments for capital expenditures for new facilities and equipment to support its customers' requirements for high-end technology products aggregated approximately $310 million for the three fiscal years ended October 28, 2007, resulting in significant increases in operating expenses. Based on the anticipated technological changes in the industry, the Company expects these trends to continue. In 2006, the Company invested $135 million in the MP Mask joint venture, and technology license and related agreements, and will continue to invest in advanced technologies.

     The manufacture of photomasks for use in fabricating ICs and other related products built using comparable photomask-based process technologies has been, and continues to be, capital intensive due to the need to maintain a technology-based infrastructure. The Company's integrated global manufacturing network and employees, which consist of ten current manufacturing sites, plus commencement of a capital lease agreement in the first quarter of fiscal 2008 for the U.S. Nanofab, which is scheduled to begin production during the first quarter of calendar 2008, represent a significant portion of its fixed operating cost base. Should sales volumes decrease based upon the flow of design releases from the Company's customers, the Company may have excess or underutilized production capacity that could significantly impact operating margins, or result in write-offs from asset impairments.

     The vast majority of photomasks produced for the semiconductor industry employ geometries of 130 nanometers or larger for ICs, and Generation 6 technologies or lower for FPDs. At these geometries, the Company can produce full lines of photomasks and there is no significant technology employed by the Company's competitors that is not available to the Company. Semiconductor fabrication also occurs below 90 nanometer for ICs, and Generation 7 and above for FPDs. The Company is currently capable of producing a selective range of photomasks at these smaller geometries, and has begun accelerating its efforts to support the development and production of photomasks for 65, 45 and 32 nanometer technology nodes in semiconductors and Generation 8 in FPD. However, as is typical of industries in the midst of technological change, some of the Company's competitors may be able to achieve higher manufacturing yields than the Company when producing these smaller geometry photomasks, in part because these competitors may have completed more cycles of learning than the Company in this area and in part because of the Company's need to replicate production of these complex photomasks at its four advanced technology locations worldwide, and at its U.S. Nanofab.

     On May 5, 2006, Photronics and Micron entered into the MP Mask joint venture, which develops and produces photomasks for leading-edge and advanced next generation semiconductors. As part of the formation of the joint venture, Micron contributed its existing photomask technology center located at its Boise, Idaho, headquarters to MP Mask and Photronics has paid Micron $127.5 million through October 28, 2007, and a final payment of $7.5 million is due to Micron on May 5, 2008, in exchange for a 49.99% interest in MP Mask and a license for photomask technology of Micron and certain supply agreements.  In 2007, the Company invested an additional $3.5 million in MP Mask for capital expenditure and working capital purposes.

     In the first quarter of fiscal 2008, a capital lease agreement commenced with Micron for the U.S. Nanofab for a total cost of $61.7 million (total payments under the capital lease are $73.9 million of which $12.2 million represents interest). Photronics' total investment in the purchase and equipping of its U.S. Nanofab is expected to fall within a range of $190 million to $200 million and may include the redeployment of some existing Photronics assets. The U.S. Nanofab is expected to begin production during the first quarter of calendar 2008.

     In March of 2006, the Company further streamlined its operating infrastructure in North America by closing the Austin, Texas manufacturing and research and development center and relocating certain development and manufacturing work to other facilities within the global network.  The Company incurred total restructuring charges of $15.6 million in its fiscal year ended October 29, 2006. In January 2007, the Company sold its Austin, Texas manufacturing and research and development facility for proceeds of $5.0 million and realized a gain of $2.3 million.

Results of Operations

     The following table represents selected operating information expressed as a percentage of net sales:

	Year Ended

	October 28, 2007	October 29, 2006	October 30, 2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	(76.4)	(67.7)	(67.1)

Gross margin	23.6	32.3	32.9
Selling, general and administrative expenses	(14.6)	(13.7)	(12.3)
Research and development expenses	(4.1)	(6.0)	(7.3)
Consolidation, restructuring and related charges	-	(3.4)	-
Gain on sale of facility	0.5	-	-

Operating income	5.4	9.2	13.3
Interest expense	(1.4)	(2.6)	(2.5)
Investment and other income, net	1.6	3.4	1.8

Income before income tax benefit
(provision) and minority interest	5.6	10.0	12.6
Income tax benefit (provision)	0.8	(2.3)	(2.3)
Minority interest	(0.6)	(1.3)	(1.5)

Net income	5.8%	6.4%	8.8%

     Note: All the following tabular comparisons, unless otherwise indicated, are for the fiscal years ended October 28, 2007 (2007), October 29, 2006 (2006) and October 30, 2005 (2005), in millions of dollars.

Net Sales

				Percent Change

	2007	2006	2005	2007 to 2006	2006 to 2005

FPD	$ 82.1	$ 99.8	$ 79.3	(17.7)%	25.9%
IC	339.4	355.1	361.5	(4.4)	(1.8)

Total net sales	$421.5	$454.9	$440.8	(7.3)%	3.2%

     Net sales for 2007 decreased 7.3% to $421.5 million as compared to $454.9 million for 2006. The decrease is related to reducedsales of FPD photomasks of $17.7 million associated with decreased ASPs primarily for high-end FPD photomasks; and reduced sales of IC photomasks of $15.7 million as a result of a decline in ASPs, primarily from mainstream products. High-end photomask applications, which typically have higher ASPs, include mask sets for FPD products using G6 and above technologies and IC products using 90 nanometer and below technologies.   During 2007, sales of high-end photomasks totaled $92 million as compared to $91 million in 2006.  Total sales of high-end FPD masks decreased by $18 million, while sales of high-end IC photomasks increased by $19 million. By geographic area, net sales in 2007 as compared to 2006 decreased by $9.8 million or 3.9% in Asia, by $15.2 million or 12.4% in North America, and by $8.4 million or 10.5% in Europe. As a percent of total sales in 2007, sales were 58% in Asia, 25% in North America, and 17% in Europe. By geographic area, 2007 compared to 2006, net sales in Asia decreased $9.8 million or 3.9%, North American sales decreased $15.2 million or 12.4%, and European sales decreased $8.4 million or 10.5%.

     Net sales for 2006 increased 3.2% to $454.9 million as compared to fiscal year 2005, due principally to increased sales of FPD photomasks, as a result of increased consumer demand for FPD applications. This increase was somewhat mitigated by decreased sales of IC photomasks of 1.8% as a result of reduced demand for mainstream IC photomasks. Total sales of high-end photomasks, which include FPD and IC, increased to 35% in 2006 as compared to 21% in 2005. FPD revenue for 2006 increased to $99.8 million as compared to $79.3 million in 2005. High-end technology applications typically have higher ASPs, for both IC and FPD photomasks. High-end photomask applications include mask sets for semiconductor designs at and below 130 nanometer for ICs, and for FPD products using G6 and above technologies. By geographic area, 2006 compared to 2005, net sales in Asia increased $19.9 million or 8.6%, North American sales decreased $12.6 million or 9.3%, and European sales increased $6.8 million or 9.3%.

Gross Margin

				Percent Change

				2007 to	2006 to
	2007	2006	2005	2006	2005

Gross margin	$99.5	$147.0	$145.1	(32.3)%	1.3%
Gross margin %	23.6%	32.3%	32.9%	-	-

     Gross margin decreased to 23.6% in 2007 from 32.3% in 2006 primarily due to decreased ASPs for both IC and FPD photomasks and the Company's increased manufacturing base in Asia. The Company operates in a high fixed cost environment and to the extent that the Company's revenues and utilization increase or decrease, gross margin will be positively or negatively impacted.  The gross margin percentage for fiscal 2008 could be negatively impacted by increased depreciation expense associated with the Company's recent capital expenditures, principally for its U.S. Nanofab and for PKL, its subsidiary in Korea.

     Gross margin decreased slightly to 32.3% of net sales for 2006 as compared to 32.9% in 2005 as a result of the Company's increased infrastructure and expanded manufacturing capability which includes increased high-end IC manufacturing capability and increased FPD capacity, principally with the opening of the Taiwan FPD facility.

Selling, General and Administrative Expenses

				Percent Change

				2007 to	2006 to
	2007	2006	2005	2006	2005

S,G&A expense	$61.5	$62.2	$54.3	(1.1)%	14.6%
% of net sales	14.6%	13.7%	12.3%	-	-

     Selling, general and administrative expenses decreased by $0.7 million or 1.1% to $61.5 million in 2007 from $62.2 million in 2006.  The decrease was primarily due to decreased compensation expense, which was partially offset by start-up expenses related to the U.S. Nanofab.

     Selling, general and administrative expenses increased 14.6% in 2006 as compared to 2005, primarily due to the Company's expanded Asian infrastructure, which includes expansion in Shanghai, China and Taichung, Taiwan, and increased stock compensation expenses of $1.3 million related to the Company's 2006 adoption of Statement of Financial Accounting Standards ("SFAS") No. 123(R).

Research and Development

				Percent Change

				2007 to	2006 to
	2007	2006	2005	2006	2005

R&D expense	$17.3	$27.3	$32.2	(36.7)%	(15.0)%
% to net sales	4.1%	6.0%	7.3%	-	-

     Research and development expenditures consist primarily of global development efforts of high-end process technologies for advanced sub-wavelength reticle solutions for IC and FPD technologies.   Research and development expenses decreased in both 2007 and 2006 as compared to each prior year as a result of cost savings associated with the 2006 closure of the Company's Austin, Texas research and development operations, which were in part offset by amortization expenses of the fair value of the agreement to license technology from Micron.

Consolidation, Restructuring and Related Charges

      In the second quarter of 2006, the Company continued to streamline its operating infrastructure in North America by ceasing the manufacture and research and development of photomasks at its Austin, Texas facility. The Company recorded total restructuring charges of $15.6 million in 2006, primarily comprised of $14.3 million related to the impairment of facilities and equipment and $1.3 million relating to workforce reductions of approximately 95 employees in the United States.

     The Company continues to assess its global manufacturing strategy as its sales volume continues to grow in Asia. This ongoing assessment could result, in the future, in facilities closures, asset redeployment, workforce reductions, and the addition of increased manufacturing facilities, all of which would be predicated by market conditions and customer requirements.

Gain on Sale of Facility

     In January 2007, the Company sold its Austin, Texas manufacturing and research and development facility for proceeds of $5.0 million and realized a gain of $2.3 million.

Other Income (Expense)

	2007	2006	2005

Interest expense	$(5.9)	$(11.9)	$(10.9)
Investment and other income, net	6.8	15.5	7.6

Total other income (expense)	$ 0.9	$ 3.6	$ (3.3)

     Interest expense decreased in 2007 as compared to 2006, primarily as a result of the Company's repaying the remaining outstanding balance of its $87.1 million, 4.75% convertible subordinated notes upon maturity on December 15, 2006. Investment and other income net, for 2007, decreased as compared to 2006, primarily due to reduced foreign currency gains and reduced investment income associated with reduced investment balances.  Further, realized gains on the sales of investments and other assets were $0.9 million in 2007 as compared to $3.6 million in 2006.

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

Income Tax Benefit (Provision)

	2007	2006	2005

Income tax benefit (provision)	$3.2	$(10.5)	$(10.1)

Effective income tax rate	13.3%	(23.1)%	(18.2)%

     The Company's operations have followed the recent migration of semiconductor industry fabrication to Asia, where the Company operates in countries where it is accorded favorable tax treatments. PKLT, the Company's FPD manufacturing facility in Taiwan, is accorded a tax holiday which expires in December 2012. In addition, the Company has been accorded a tax holiday in China which is expected to expire in 2011. In Korea, various investment tax credits have been utilized to reduce the Company's effective income tax rate.  The Company's tax returns are subject to periodic examination by the tax authorities in the various jurisdictions in which it operates. The Company regularly assesses the potential outcomes of ongoing and future examinations and has provided accruals for tax contingencies in accordance with SFAS No. 5, "Accounting for Contingencies."

     The income tax benefit for the fiscal year ended October 28, 2007 was $3.2 million or 13.3% of pretax income, which differs from the federal statutory income tax expense rate of 35%, primarily as a result of a recognized tax benefit of $7.4 million and to a lesser extent available tax credits in Korea.  During the fiscal year ended October 28, 2007, the Company recorded a tax benefit in the amount of $7.4 million relating to the resolution and settlement of U.S. and foreign tax matters that were associated with certain tax positions in prior years.

     The provision for income taxes for the fiscal year ended October 29, 2006 was $10.5 million on a pre-tax income of $45.4 million. The provision differs from the federal statutory rate of 35% as a result of Taiwan's tax holiday, available tax credits in Korea, and valuation reserves on losses generated in the United States.

     The Company evaluates the recoverability of deferred tax assets from future taxable income and establishes valuation allowances if recovery is deemed not likely. The valuation allowance increased $2.4 million and $1.7 million in fiscal 2007 and 2006, respectively.

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

Minority Interest in Consolidated Subsidiaries

     Minority interest in consolidated subsidiaries, which represents the minority interest in earnings of the Company's non-wholly owned subsidiaries in Taiwan and Korea, was $2.5 million in fiscal year 2007 as compared to $5.6 million in fiscal year 2006.  The decrease in minority interest expense is due to decreased net income of the Company's non-wholly owned subsidiary in Taiwan.  The Company's ownership in its subsidiary in Korea was 99.7% at October 28, 2007 and October 29, 2006, and 96.5% at October 30, 2005. The Company's ownership in its subsidiary in Taiwan was 58% at October 28, 2007, October 29, 2006 and October 30, 2005. The Company increased its ownership in its subsidiary in Korea from 75.0% to 96.5% during fiscal 2005 for cash of approximately $58.2 million, and further increased its ownership to 99.7% in 2006 for cash of approximately $8.5 million.

Liquidity and Capital Resources

	October 28, 2007	October 29, 2006	October 30, 2005

	(in millions)	(in millions)	(in millions)

Cash and cash equivalents	$146.0	$129.4	$196.0
Short-term investments	5.7	69.9	90.6

Total	$151.7	$199.3	$286.6

Net cash provided by operating activities	$134.7	$ 116.2	$ 142.6

Net cash used in investing activities	$(29.7)	$(201.2)	$(185.5)

Net cash (used in) provided by financing activities	$(89.8)	$ 13.5	$ 98.6

      The Company's working capital decreased $31.1 million to $96.6 million as of the end of fiscal 2007, as compared to $127.7 million at the end of fiscal 2006. The decrease was partially related to reduced short-term investments and accounts receivables due to decreased sales in 2007.  Additionally, in 2007 there was an increase in accounts payable, primarily related to $51.6 million of increased accrued capital expenditures compared to the prior year. During fiscal 2007 the Company paid off $87.1 million of the remaining outstanding balance of the Company's 4.75% convertible subordinated notes which matured on December 15, 2006.

      Cash provided by operating activities was $134.7 million for fiscal 2007, as compared to $116.2 million for fiscal 2006. This increase was primarily due to lower accounts receivable balances associated with decreased 2007 sales as well as increases in accounts payable partially offset by decreased accrued liabilities.

     Cash used in investing activities in fiscal 2007 decreased to $29.7 million, as compared to $201.2 million in 2006, primarily as a result of the initial payment of $120 million to Micron for the investment in MP Mask and related technology license and supply agreements having been made in fiscal 2006 and a decrease in the purchase of short-term investments from $82.6 million in 2006 to $4.2 million in 2007.   Capital expenditures for the fiscal years ended 2007, 2006, and 2005 were $94.1 million, $94.6 million and $121.4 million, respectively. The Company expects capital expenditure payments for fiscal 2008 to be approximately $120 million to $150 million, primarily to continue the expansion of its high-end IC manufacturing capability.

     In 2007, cash used in financing activities was $89.8 million, which is primarily related to the Company's redeeming its $87.1 million outstanding 4.75% convertible subordinated notes in December 2006. In 2006, cash provided by financing activities was $13.5 million, which was primarily a result of net proceeds from long-term debt of $11.7 million to support the start-up of the new facility in China.

     On June 6, 2007, the Company entered into a credit agreement with a group of financial institutions that provides for a 5-year, credit facility with an aggregate commitment of $155 million at October 28, 2007.  In connection therewith, the Company has classified its $150 million, 2.25% convertible subordinated notes due April 15, 2008 as long-term. The credit facility allows for borrowings in various currencies.  The applicable interest rate spread and facility fee vary based upon the Company's senior leverage ratio. Under the terms of the credit facility, the Company is subject to compliance with certain financial and other covenants, as defined, including, but not limited to: Senior Leverage Ratio, Total Leverage Ratio and Minimum Unrestricted Cash Balances; and limits the amount of both secured and unsecured debt. The credit facility is secured by a pledge of the Company's stock in certain of its subsidiaries.  Borrowings under the credit facility bear interest at a LIBOR rate, as defined, plus 87 basis points.  As of October 28, 2007, $3.3 million of the credit facility was utilized for a standby letter of credit, and the remaining balance of $151.7 million was available to the Company.

     The Company's commitments represent investments in the tooling of the U.S. Nanofab, additional manufacturing capacity, as well as advanced equipment for the production of high-end, more complex photomasks in Asia, principally Korea. At October 28, 2007, the Company had capital commitments outstanding of approximately $66 million, primarily related to equipment for its U.S. Nanofab facility and equipment in Korea, plus $61.7 million principal amount for a build-to-suit capital lease through 2012 for its U.S. Nanofab facility. The Company will use its working capital and its credit facility to finance its capital expenditures. Photronics believes that its currently available resources, together with its capacity for growth, and its access to other debt and equity financing sources, will  be sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the 2008 fiscal year.  However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations and existing cash, short-term investments and its credit facility.

Cash Requirements

     The Company's cash requirements in fiscal 2008 will be primarily to fund operations, including spending on capital expenditures, MP Mask commitments, and debt service, including its $150 million, 2.25% subordinated convertible notes due April 15, 2008, as well as any cash acquisitions that it may undertake. The Company expects that cash, cash equivalents and short-term investments and cash generated from operations, along with borrowings under its $155 million credit facility, along with access to other debt and equity financing sources, if needed, will be sufficient to meet its cash requirements for the next 12 months. The Company regularly reviews the availability and terms on which it might issue additional equity or debt securities in the public or private markets. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations, cash available under its credit facility, existing cash and short-term investments.

Contractual Cash Obligations

     The following table quantifies the Company's future contractual obligations as of October 28, 2007 (in millions):

	Payments Due

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Long-term borrowings	$175.8	$150.9	$24.9	$ -	$ -

Operating leases	8.2	2.5	2.9	1.8	1.0

Capital leases	81.6	15.0	30.9	35.7	-

Unconditional purchase obligations	78.0	71.1	6.9	-	-

Interest	21.8	7.7	11.1	3.0	-

Total	$365.4	$247.2	$76.7	$40.5	$1.0

Certain Transactions

     The Company has a 49.99% ownership interest in the MP Mask joint venture that was established in 2006 with Micron.  Since the Company does not control this venture, the Company does not consolidate the results.  As part of the joint venture, various supply agreements exist between the Company, Micron, and MP Mask.   As of October 28, 2007, the Company owed MP Mask $6.4 million and had a receivable from Micron of $6.1 million primarily related to the supply agreements. During 2007, the Company recognized net revenue of $2.1 million related to commissions earned under supply agreements between the Company, Micron and MP Mask; comprised of gross commission income of $3.9 million less $1.8 million of amortization of the value of the supply agreement intangible asset. The gross commission revenue includes $56.3 million in orders from Micron less the Company's cost of the corresponding orders placed with MP Mask in the amount of $52.4 million.  In addition, in 2007 the Company incurred outsourcing expenses of $1.0 million from MP Mask for research and development activities purchased by the Company.  Further, the Company recorded cost of sales in the amount of $3.7 million for photomasks produced by MP Mask for sales to the Company's customers in 2007.  As of October 29, 2006, the Company owed MP Mask $8.7 million and had a receivable from Micron of $8.3 million. During 2006, the Company recognized net revenue of $1.0 million related to commissions earned under supply agreements between the Company, Micron and MP Mask; comprised of gross commission income of $1.7 million less $0.7 million of amortization of the value of the supply agreement intangible asset. The gross commission income results from $23.8 million in sales orders from Micron less the Company's cost of the corresponding orders placed with MP Mask in the amount of $22.1 million.  In addition, in 2006 the Company incurred outsourcing expenses of $0.4 million from MP Mask for research and development activities purchased by the Company.  In 2007, the Company invested an additional $3.5 million in MP Mask.  Also, the Company purchased excess equipment from MP Mask for use in its U.S. Nanofab in the amount of $4.0 million in 2007.  In addition, in the first quarter of fiscal 2008, a capital lease agreement commenced with Micron for the U.S. Nanofab for total capital lease payments by the Company of $73.9 million, of which $12.2 million represents interest and $61.7 million represents both principal and the cost of the facility.

     The Chairman of the Board of the Company is also the Chairman of the Board and majority shareholder of a company who is a supplier of secure managed information technology services. Another director of the Company is also a shareholder, CEO and Executive Vice Chairman of this company. Since 2002, the Company has entered into various service contracts with this company to provide services to all of the Company's worldwide facilities. The Company incurred expenses of $3.8 million in 2007, $4.3 million in 2006, and $3.7 million in 2005 related to services provided by the company, for which the amount owed to this company was $0.6 million at October 28, 2007 and $0.1 million at October 29, 2006. In 2006, the Company signed a new 3-year service contract with this company for $2.5 million per year.

     An officer of the Company is also the CEO, president and director of one of the Company's majority held subsidiaries. The Company purchases photomask blanks from a company of which this officer of the Company is a significant shareholder. The Company purchased $21.6 million, $16.8 million, and $13.6 million of photomask blanks from this company in 2007, 2006, and 2005, respectively, for which the amount owed to this company was $5.0 million at October 28, 2007 and $2.2 million at October 29, 2006.

     The Company believes that the terms of the transactions described above with affiliated persons were negotiated at arm's-length and were no less favorable to the Company than the Company could have obtained from non-affiliated parties.

     During fiscal years 2005 and 2006, the Company acquired substantially all of the remaining outstanding shares of its non-wholly owned subsidiary in Korea, PKL.   As part of the purchase of outstanding shares in 2005, the Company acquired 1,136,036 shares or 3.4% from employees, including officers, of PKL for 8,980 won per share or $8.70 U.S. dollars per share. Two of these employees were also officers of the Company. The total purchase price of $9.9 million from PKL employees represents a premium of approximately 15% per share above similar purchases of stock from other stockholders during the same time period.

Stock-based Compensation

     Total stock-based compensation expense for the year ended October 28, 2007 was $2.9 million, as compared to $2.0 million for the year ended October 29, 2006, substantially all of which is in selling, general and administrative expenses.  No compensation cost was capitalized as part of inventory, and no income tax benefit has been recorded.  As of October 28, 2007 total unrecognized compensation cost of $7.1 million is expected to be recognized over a weighted average amortization period of 2.6 years.

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

Estimates and Assumptions

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in them. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.   Significant accounting estimates include management's review of long-lived assets and goodwill for potential impairment, income tax provision, allowance for uncollectible accounts receivable, inventory valuation allowances and restructuring reserves.  The Company's estimates are based on the facts and circumstances available at the time; different reasonable estimates could have been used in the current period, and changes in the accounting estimates used are likely to occur from period to period, which may have a material impact on the presentation of the Company's financial condition and results of operations. Actual results reported by the Company may differ from such estimates. The Company reviews these estimates periodically and reflects the effect of revisions in the period that they are determined.

Derivative Instruments and Hedging Activities

     The Company records derivatives in the consolidated balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are reported in the Company's consolidated statements of income or as accumulated other comprehensive income, a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company uses judgment in assessing the fair value of derivatives and related financial instruments, including assumptions utilized in derivative fair value models in areas such as projected interest rates and changes in the Company's stock price during the contract term.  The Company's derivatives primarily relate to cash flow hedges to manage foreign currency fluctuation risk.

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

Goodwill and Other Intangible Assets

     Intangible assets consist primarily of goodwill and other acquisition-related intangibles, a technology license agreement and a supply agreement. These assets are stated at fair value as of the date acquired less accumulated amortization. Amortization is calculated on a straight-line basis or another method that more fairly represents the utilization of the assets. The future economic benefit of the carrying value of intangible assets is reviewed annually and the Company uses judgment whenever events or changes in circumstances indicate the carrying value of an intangible asset may not be recoverable based on discounted cash flows or market factors and an impairment loss would be recorded in the period so determined.

     The Company recognizes the excess of the cost of acquired businesses over the fair value of the net assets purchased as goodwill.  Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually.  A review of goodwill completed in the second quarter and the fourth quarter found no impairment.  In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company tests goodwill and other intangible assets with indefinite lives for impairment on an annual basis (or on an interim basis if an event occurs that indicates an impairment might exist). The Company completed its required annual impairment tests in fiscal 2007, 2006 and 2005, and it was determined that the carrying value of goodwill and other intangible assets with indefinite lives was not impaired.

Impairment of Long-Lived Assets

     Long-lived assets and certain identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on the Company's judgment and estimate of future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs of disposition.

Investment in Joint Venture

     Investments in joint ventures over which the Company has the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net income (loss) of the joint venture. These investments are evaluated for impairment in accordance with the requirements of Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." An impairment loss would be recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary. In judging "other than temporary", the Company would consider the length of time and extent to which the fair value of the investment has been less than the carrying amount of the equity company, the near-term and longer-term operating and financial prospects of the equity company, and its longer-term intent of retaining the investment in the equity company.

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

      Product Returns- Customer returns have historically been insignificant. However, the Company does record a liability for the immaterial amount of estimated sales returns based upon historical experience.

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

Stock-based Compensation

     The Company adopted SFAS No. 123(R) on October 31, 2005, using the modified prospective method. Subsequently, compensation expense is recognized in the Company's consolidated statements of income, over the service period that the awards are expected to vest. The Company recognizes expense for all stock-based compensation with graded vesting granted on or after October 31, 2005 on a straight-line basis over the vesting period of the entire award.  For awards with graded vesting granted prior to October 31, 2005, the Company continues to recognize compensation cost over the vesting period following accelerated recognition as if each underlying vesting date represented a separate award. Stock-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and will also impact the amount of expense to be recognized in future periods. The Company adopted the alternative transition method provided in Financial Accounting Standards Board ("FASB") Staff Position No. 123(R)-3 for calculating the tax effects of share-based compensation. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates.

     The Company uses the Black-Scholes option valuation model to value employee stock awards. The Company estimates stock price volatility based on weekly averages of its historical volatility over a term approximately equal to the grant's estimated option life.  Estimated option life and forfeiture rate assumptions are derived from historical data.

Effect of New Accounting Standards

      In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin ("ARB") No. 51."   SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary for the deconsolidation of a subsidiary.   SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years.   The Company is currently evaluating the impact, if any, SFAS No. 160 will have on its consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141R, "Business Combinations."   SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.   The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination.   SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years.   The Company is currently evaluating the impact, if any, SFAS No. 141R will have on its consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115."   SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

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

     In September 2006, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company early adopted SAB No. 108 during its quarter ended January 28, 2007, and its adoption did not have a material impact on its consolidated financial statements.

     In June 2006, the FASB issued FASB Interpretation Number 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109."   The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective as of the beginning of the Company's 2008 fiscal year. The Company is analyzing the impact that the adoption of FIN 48 will have on its consolidated financial statements, but expects the adjustment to decrease shareholders' equity as of October 29, 2007 to be approximately $0.5 million to $1.0 million.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company records derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company does not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of those derivatives are reported in the statement of operations or as accumulated other comprehensive income, a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, among other criteria the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. In general, the types of risks hedged are those relating to the variability of future cash flows caused by movements in foreign currency exchange rates and interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge.

     In the fourth quarter of fiscal year 2002, the Company entered into an interest rate swap contract, which effectively converted $100 million of its 4.75% fixed rate convertible subordinated notes to a variable rate. Contract payments were made on a LIBOR based variable rate (6.69% at October 29, 2006) and are received at the 4.75% fixed rate.  This swap expired in December 2006 when the Company repaid the remaining outstanding balance of its 4.75% convertible subordinated notes.  At this time, the Company does not have plans to enter into additional interest rate swap contracts, however, at a future point the Company may decide to do so.

Foreign Currency Exchange Rate Risk

     The Company conducts business in several major international currencies through its worldwide operations and is subject to changes in foreign exchange rates of such currencies. Changes in exchange rates can positively or negatively affect the Company's sales, operating margins and retained earnings. The principal functional currencies of the Company's Asian subsidiaries are the Korean won, New Taiwan dollar, Chinese renminbi and Singapore dollar. The principal functional currencies of the Company's European subsidiaries are the British pound and euro.

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

     The Company's primary net foreign currency exposures as of October 28, 2007 included the Korean won, the Singapore dollar, the New Taiwan dollar, the Chinese renminbi, the British pound and the euro. As of October 28, 2007, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $4.7 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations or cash flows.

     In April, 2006, the Company's Korean subsidiary entered into a foreign currency rate swap contract which was maintained throughout 2007. Under the terms of the contract, the Company has effectively converted a $50 million interest bearing intercompany loan denominated in U.S. dollars to Korean won. Subsequent to fiscal year-end 2007, the intercompany loan and the related swap were reduced to a balance of $30 million. This contract was initially scheduled to expire in December 2006, however, it has been extended to November 2008. The Company elected not to designate the foreign currency rate swap contract as a hedge which results in a mark-to-market adjustment in the income statement.

     In September, 2006, the Company entered into forward contracts to convert the fixed yen purchase price of certain equipment into fixed U.S. dollar amounts. In accordance with SFAS No. 133, "Accounting for Derivatives and Hedging Activities," hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow and  are evaluated for effectiveness. The Company records these derivative instruments in either other current assets or non current assets or accrued liabilities, depending on their net position, at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of the derivative financial instrument are recognized in earnings or in shareholders equity as a component of accumulated other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting as defined by SFAS No. 133.

Interest Rate Risk

     The majority of the Company's borrowings at October 28, 2007 was in the form of a convertible subordinated note with a fixed interest rate of 2.25% and certain unsecured international notes payable which bear interest at rates ranging from 6.57% to 6.93% at October 28, 2007, and ranging from 6.12% to 6.48% at October 29, 2006. The $86.9 million net carrying value of its 4.75% convertible subordinated note was repaid by the Company in December 2006.   In addition, the interest rate swap contract discussed above subjects the Company to market risk as interest rates fluctuate on the $100 million notional amount of the contract. At October 28, 2007 and October 29, 2006, the Company had approximately $97 million and $56 million, respectively, in net variable rate financial instruments which were sensitive to interest rate risk. A 10% change in interest rates would not have a material effect on the Company's consolidated financial position, results of operations or cash flows in either 2007 or 2006.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Photronics, Inc.
Brookfield, Connecticut

     We have audited the accompanying consolidated balance sheets of Photronics, Inc. and subsidiaries (the "Company") as of October 28, 2007 and October 29, 2006 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three fiscal years ended October 28, 2007, October 29, 2006 and October 30, 2005.   We also have audited the Company's internal control over financial reporting as of October 28, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.   The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting in Item 9A.   Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.   Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.   Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.   Our audits also included performing such other procedures as we considered necessary in the circumstances.   We believe that our audits provide a reasonable basis for our opinions.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 28, 2007 and October 29, 2006, and the results of their operations and their cash flows for each of the fiscal years ended October 28, 2007, October 29, 2006 and October 30, 2005, in conformity with accounting principles generally accepted in the United States of America.   Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 28, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
January 9, 2008

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	October 28, 2007	October 29, 2006

ASSETS

Current assets:
Cash and cash equivalents	$ 146,049	$ 129,425
Short-term investments	5,657	69,899
Accounts receivable, net of allowance of $3,721 in 2007
and $4,471 in 2006	68,248	84,299
Inventories	17,716	19,209
Deferred income taxes	3,071	2,623
Other current assets	6,244	13,432

Total current assets	246,985	318,887

Property, plant and equipment, net	531,578	443,637
Goodwill	138,534	138,534
Investment in joint venture	67,900	64,365
Other intangibles, net	68,835	71,763
Other assets	5,948	8,497

	$1,059,780	$1,045,683

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term borrowings	$ 4,482	$ 86,903
Accounts payable	114,221	53,907
Accrued liabilities	31,676	50,386

Total current liabilities	150,379	191,196

Long-term borrowings	191,253	170,288
Deferred income taxes	8,143	9,700
Other liabilities	6,256	14,220

Total liabilities	356,031	385,404

Minority interest	49,465	45,997

Shareholders' equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 41,635 shares issued and outstanding at October 28, 2007 and 41,485 shares issued and outstanding at October 29, 2006	416	415
Additional paid-in capital	381,876	378,143
Retained earnings	227,175	202,652
Accumulated other comprehensive income	44,817	33,072

Total shareholders' equity	654,284	614,282

	$1,059,780	$1,045,683

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended

	October 28, 2007	October 29, 2006	October 30, 2005

Net sales	$421,479	$454,875	$440,770

Cost and expenses:

Cost of sales	(321,958)	(307,851)	(295,649)

Selling, general and administrative	(61,507)	(62,215)	(54,295)

Research and development	(17,300)	(27,337)	(32,152)

Consolidation, restructuring and related charges	-	(15,639)	-

Gain on sale of facility	2,254	-	-

Operating income	22,968	41,833	58,674

Other income (expense):

Interest expense	(5,928)	(11,916)	(10,885)

Investment and other income, net	6,844	15,469	7,556

Income before income tax benefit (provision) and minority interest	23,884	45,386	55,345

Income tax benefit (provision)	3,178	(10,462)	(10,058)

Income before minority interest	27,062	34,924	45,287

Minority interest in income of consolidated subsidiaries	(2,539)	(5,592)	(6,634)

Net income	$ 24,523	$ 29,332	$ 38,653

Income per share:

Basic	$0.59	$0.71	$1.09

Diluted	$0.56	$0.66	$0.95

Weighted average number of common shares outstanding:

Basic	41,539	41,369	35,519

Diluted	51,282	51,072	45,256

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
Years Ended October 28, 2007, October 29, 2006 and October 30, 2005
(in thousands)

	Common Stock Shares Amount		Add'l Paid-In Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income	Deferred Compen- sation on Restricted Stock	Total Share- holders' Equity

Balance at November 1, 2004	32,690	$327	$202,313	$134,667	$12,166	$ -	$349,473

Comprehensive income:
Net income	-	-	-	38,653	-	-	38,653
Change in unrealized gains on investments	-	-	-	-	(16)	-	(16)
Change in fair value of cash flow hedge	-	-	-	-	112	-	112
Foreign currency translation adjustment	-	-	-	-	1,588	-	1,588

Total comprehensive income	-	-	-	-	-	-	40,337
Sale of common stock through
employee stock option and purchase plans	546	5	8,942	-	-	-	8,947
Restricted stock awards, net of amortization
to compensation expense	18	-	300	-	-	(34)	266
Common stock issued in public offering	8,050	81	162,771	-	-	-	162,852

Balance at October 30, 2005	41,304	413	374,326	173,320	13,850	(34)	561,875

Comprehensive income:
Net income	-	-	-	29,332	-	-	29,332
Change in unrealized gains on investments	-	-	-	-	(1,109)	-	(1,109)
Change in fair values of cash flow hedges	-	-	-	-	(35)	-	(35)
Foreign currency translation adjustment	-	-	-	-	20,366	-	20,366

Total comprehensive income	-	-	-	-	-	-	48,554
Sale of common stock through employee
stock option and purchase plan	151	2	2,078	-	-	-	2,080
Restricted stock awards, net of amortization
to compensation expense	30	-	399	-	-	34	433
Stock-based compensation expense	-	-	1,340	-	-	-	1,340

Balance at October 29, 2006	41,485	415	378,143	202,652	33,072	-	614,282

Comprehensive income:
Net income	-	-	-	24,523	-	-	24,523
Change in unrealized gains on investments	-	-	-	-	(458)	-	(458)
Change in fair values of cash flow hedges	-	-	-	-	(1,024)	-	(1,024)
Foreign currency translation adjustment	-	-	-	-	13,496	-	13,496

Total comprehensive income	-	-	-	-	-	-	36,537
Sale of common stock through employee
stock option and purchase plan	80	1	972	-	-	-	973
Restricted stock awards, net of amortization
to compensation expense	70	-	730	-	-	-	730
Stock-based compensation expense	-	-	2,031	-	-	-	2,031
Other	-	-	-	-	(269)	-	(269)

Balance at October 28, 2007	41,635	$416	$381,876	$227,175	$44,817	$ -	$654,284

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended

	October 28, 2007	October 29, 2006	October 30, 2005

Cash flows from operating activities:
Net income	$ 24,523	$ 29,332	$ 38,653
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization of property,
plant and equipment	89,752	85,409	85,303
Amortization of deferred financing fees and intangible assets	8,266	5,269	2,545
Stock-based compensation	2,890	1,970	266
Minority interest in income of consolidated subsidiaries	2,539	5,592	6,634
Gain on sale of facility	(2,254)	-	-
Loss on repurchase of note	-	-	1,677
Deferred income taxes	(961)	965	4,636
Restructuring and related charges	-	15,639	-
Changes in assets and liabilities:
Accounts receivable	18,370	(9,161)	3,553
Inventories	2,008	3,302	(1,672)
Other current assets	7,528	(7,272)	768
Accounts payable, accrued liabilities and other	(17,968)	(14,846)	204

Net cash provided by operating activities	134,693	116,199	142,567

Cash flows from investing activities:
Purchases of property, plant and equipment	(94,132)	(94,646)	(121,354)
Purchases of short-term investments and other	(4,151)	(82,582)	(94,550)
Proceeds from sales of short-term investments and other	66,304	104,962	88,629
Investment in joint venture, technology and supply agreements	(3,499)	(120,505)	-
Proceeds from sale of facility and other	5,784	-	-
Acquisition of additional interest in PK, Ltd.	-	(8,432)	(58,248)

Net cash used in investing activities	(29,694)	(201,203)	(185,523)

Cash flows from financing activities:
Proceeds from long-term borrowings	4,303	20,303	4,511
Repayments of long-term borrowings	(87,084)	(8,566)	(76,628)
Payment to Micron Technology, Inc.	(7,500)	-	-
Proceeds from exercised stock options and other	988	1,809	7,815
Net proceeds from issuance of common stock	-	-	162,852
Other	(527)	-	-

Net cash (used in) provided by financing activities	(89,820)	13,546	98,550

Effect of exchange rate changes on cash	1,445	4,834	(1,845)

Net increase (decrease) in cash and cash equivalents	16,624	(66,624)	53,749

Cash and cash equivalents at beginning of year	129,425	196,049	142,300

Cash and cash equivalents at end of year	$146,049	$129,425	$196,049

Supplemental disclosure of cash flow information:
Change in accrual for purchases of property,
plant and equipment	$51,582	$ 18,692	$(19,834)
Capital lease obligation for purchases of property,
plant and equipment	$19,912	$ -	$ -

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended October 28, 2007, October 29, 2006 and October 30, 2005
(in thousands, except share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     Photronics, Inc. and its subsidiaries ("Photronics" or the "Company") is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays ("FPD"), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits ("IC") and a variety of FPD and, to a lesser extent, other types of electrical and optical components. The Company currently operates principally from ten manufacturing facilities, two of which are located in the United States, three in Europe, two in Taiwan, and one each in Korea, Singapore and China, which began production in the second quarter of the Company's fiscal 2007 year.   Also, under a build-to-suit lease, in the first quarter of fiscal 2008, a capital lease agreement commenced with Micron Technology, Inc. ("Micron") for a state-of-the-art nanofab facility ("U.S. Nanofab") in Boise, Idaho.

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

Derivative Instruments and Hedging Activities

     The Company records derivatives in the consolidated balance sheets at fair value. The Company does not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of those derivatives are reported in the consolidated statements of operations or as accumulated other comprehensive income ("OCI"), depending on whether they meet certain criteria and qualify for hedge accounting.  Among other criteria, in order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company uses judgment in assessing the fair value of derivatives and related financial instruments including assumptions utilized in derivative fair value models in such areas as projected interest rates and bond prices which are affected by changes in the Company's stock price during the contract term.

Fiscal Year

     The Company's fiscal year ends on the Sunday closest to October thirty-first, and, as a result, a 53-week year occurs every 5 to 6 years.  Fiscal years 2005, 2006 and 2007 included 52 weeks; fiscal year 2008 will include 53 weeks.

Cash and Cash Equivalents

     Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of 3 months or less. The carrying values approximate fair values based on the short maturity of these instruments.

Investments

     The Company's investments, comprised of marketable equity securities, fixed income bonds, and auction rate securities, are classified as available-for-sale, and are carried at fair value. Investments available for current operations are classified in the consolidated balance sheets as current assets; investments held for long-term purposes are classified as non-current assets. Unrealized gains and losses, net of tax, are reported in OCI as a separate component of shareholders' equity. Gains and losses are reported in the consolidated statements of operations when realized, determined based on the disposition of specifically identified investments.

     Investments identified by the Company as having potential impairment are subject to further analysis to determine if the impairment is other than temporary. Other than temporary declines in market value from original costs are charged to investment and other income, net, in the period in which the loss occurs. In determining whether investment holdings are other than temporarily impaired, the Company considers the nature, cause, severity and duration of the impairment. The Company and its investment advisors used analyst reports, credit ratings or other items as part of its review.  None of the Company's investments were impaired as of October 28, 2007.

Inventories

     Inventories, principally raw materials, are stated at the lower of cost, determined under the first-in, first-out ("FIFO") method, or market.

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

Goodwill and Other Intangible Assets

     Intangible assets consist primarily of goodwill and other acquisition-related intangibles, a technology license agreement and a supply agreement. These assets are stated at fair value as of the date acquired less accumulated amortization. Amortization is calculated on a straight-line basis or another method that more fairly represents the utilization of the assets. The future economic benefit of the carrying value of all intangible assets is reviewed annually and the Company uses judgment whenever events or changes in circumstances indicate the carrying value of an intangible asset may not be recoverable based on discounted cash flows or market factors and an impairment loss would be recorded in the period so determined (see Note 6).

     The Company recognizes the excess cost of acquired businesses over the fair value of the net assets purchased as goodwill.  Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually.  In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," the Company tests goodwill and other intangible assets with indefinite lives for impairment on an annual basis (or on an interim basis if an event occurs that indicates an impairment might exist). The Company completed its required annual impairment tests in fiscal 2007, 2006 and 2005, and it was determined that the carrying value of goodwill and other intangible assets with indefinite lives was not impaired.

Impairment of Long-Lived Assets

     Long-lived assets and certain identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on the Company's judgment and estimate of future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs of disposition.

Investment in Joint Venture

     Investments in joint ventures over which the Company has the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net income (loss) of the joint venture. These investments are evaluated for impairment in accordance with the requirements of Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." An impairment loss would be recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary. In judging "other than temporary," the Company would consider the length of time and extent to which the fair value of the investment has been less than the carrying amount of the equity company, the near-term and longer-term operating and financial prospects of the equity company, and its longer-term intent of retaining the investment in the equity company.

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

Stock-Based Compensation

     The Company adopted SFAS No. 123(R), "Share-Based Payments" on October 31, 2005, using the modified prospective method. Subsequently compensation expense is recognized in its consolidated statements of operations over the service period that the awards are expected to vest. The Company recognizes expense for all stock-based compensation with graded vesting granted on or after October 31, 2005 on a straight-line basis over the vesting period of the entire award.  For awards with graded vesting granted prior to October 31, 2005, the Company continues to recognize compensation cost over the vesting period following accelerated recognition as if each underlying vesting date represented a separate award. Stock-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods.

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

     As a result of adopting SFAS No. 123(R) on October 31, 2005, the Company's income before income taxes and net income for the year ended October 29, 2006 was $1.3 million, or $0.03 per basic and diluted share less than if it had continued to account for share-based compensation under APB Opinion No. 25. There was no change in the statement of cash flows as a result of adoption of SFAS No. 123(R).

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R), "Accounting for Stock-Based Compensation," to stock-based employee compensation for the year ended October 30, 2005:

Year Ended October 30, 2005:

Net income	$38,653

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	266

Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(7,859)

Pro forma net income	$31,060

Basic earnings per share:
As reported	$1.09
Pro forma	$0.87

Diluted earnings per share:
As reported	$0.95
Pro forma	$0.78

Research and Development

     Research and development costs are expensed as incurred, and consist primarily of global development efforts of high-end process technologies for advanced sub wavelength reticle solutions for IC and FPD photomask technologies.

     Research and development expenses also include the amortization of the carrying value of a technology license agreement with Micron (see Note 2 and Note 6). Under this technology license agreement, the Company has access to certain photomask technology developed by Micron.

Foreign Currency Translation

     The Company's international subsidiaries maintain their accounts in their respective local currencies. Assets and liabilities of such subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expenses are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments are accumulated and reported as OCI as a separate component of shareholders' equity. The effects of changes in exchange rates on foreign currency transactions, which are included in investment and other income, net, were $1.0 million, $4.3 million and $1.6 million in fiscal 2007, 2006 and 2005, respectively.

Minority Interest

     Minority interest represents the minority shareholders' proportionate share in the equity of the Company's two majority-owned subsidiaries, PK, Ltd. ("PKL") in Korea, and Photronics Semiconductor Mask Corporation ("PSMC") in Taiwan, of which minority shareholders owned approximately 0.3% and 42%, respectively, as of October 28, 2007.

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

     Sales Taxes - The Company presents it revenues in the consolidated statements of income, net of sales taxes, if any (excluded from revenues).

NOTE 2 - JOINT VENTURE, TECHNOLOGY LICENSE AND OTHER
                  AGREEMENTS WITH MICRON TECHNOLOGY, INC.

     On May 5, 2006, Photronics and Micron entered into the MP Mask joint venture, which develops and produces photomasks for leading-edge and advanced next generation semiconductors. As part of the formation of the joint venture, Micron contributed its existing photomask technology center located at its Boise, Idaho, headquarters to MP Mask and Photronics has, as of October 28, 2007, paid Micron $127.5 million to date, and will pay Micron an additional $7.5 million (included in accrued liabilities at October 28, 2007) on May 5, 2008 in exchange for a 49.99% interest in MP Mask and a license for photomask technology of Micron and certain supply agreements.  In 2007, the Company invested an additional $3.5 million in MP Mask for capital expenditure and working capital purposes.

     In the first quarter of fiscal 2008, a capital lease agreement commenced with Micron for the U.S. Nanofab for a total of $61.7 million principal amount, payable by the Company to Micron over a 5-year period (see Note 8).  Photronics' total investment in the purchase and equipping of its U.S. Nanofab is expected to fall within a range of $190 million to $200 million and may include redeployment of some existing Photronics assets. This U.S. Nanofab is expected to begin production in the first quarter of calendar 2008.

     The Company has completed its analysis of fair value attributes of its total $135,505 investment through the use of independent appraisals and management estimates, and has reallocated values that were preliminarily allocated to the investment in MP Mask joint venture and related intangible assets. The Company has allocated $64,209 to the net fair value of tangible assets acquired, $59,616 to the technology agreement, which will be amortized over 15 years, $6,959 to the supply agreement which will be amortized over 10 years, and $4,721 to goodwill. The Company accounts for its interest in the joint venture using the equity method of accounting. The Company's proportionate share of income or losses from its investment in the joint venture is recorded in other income and expense.  In fiscal 2007, the Company invested an additional $3.5 million in the MP Mask joint venture.

NOTE 3 - ACQUISITION OF ADDITIONAL SHARES OF PK, LTD. ("PKL")

     During the first quarter of fiscal 2006, Photronics invested $8.5 million to purchase additional shares of PKL, its non-wholly owned subsidiary in Korea. This transaction increased the Company's ownership in PKL from 96.5% as of October 30, 2005 to 99.7% as of October 29, 2006. During 2005, the Company invested $58.3 million to purchase additional shares of PKL which increased the Company's ownership in PKL from 75% at October 31, 2004 to 96.5% at October 30, 2005. The Company has completed its analysis of fair value attributes of the additional ownership through the use of independent appraisals and management estimates, and has reallocated values that were preliminarily allocated to goodwill to PKL's customer relationships and patents which are included in "Other Intangibles, net" in the consolidated balance sheets (see Note 6).

NOTE 4 - INVESTMENTS

     Short-term investments at October 28, 2007 and October 29, 2006 consist of available-for-sale fixed income and marketable equity securities. Long-term investments of $0.1 million at October 28, 2007 and $0.7 million at October 29, 2006 included in "Other Assets" consist primarily of available-for-sale equity securities, where fair values were determined based upon quoted market prices.

      Available-for-sale investments at October 28, 2007 were as follows:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Short-term investments:

Term deposit	$3,260	$ -	$ -	$3,260

Foreign bond funds and other	2,289	108	-	2,397

Total short-term investments	5,549	108	-	5,657

Long-term equity investments	29	109	-	138

	$5,578	$217	$ -	$5,795

     Available-for-sale investments at October 29, 2006 were as follows:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Short-term investments:

Auction rate securities	$50,400	$ -	$ -	$50,400

Foreign bond funds and other	19,479	125	(105)	19,499

Total short-term investments	69,879	125	(105)	69,899

Long-term equity investments	51	655	-	706

	$69,930	$780	$(105)	$70,605

     In determining whether investment holdings are other than temporarily impaired, the Company considers the nature, cause, severity and duration of the impairment. The Company and its investment advisors used analyst reports, credit ratings or other items as part of its review.  No investments were impaired as of October 28, 2007.

     The maturities of available-for-sale short-term investments as of October 28, 2007 were as follows:

	Cost Basis	Estimated Fair Value

Due in one year or less	$5,549	$5,657

     Gross realized gains and losses related to the Company's investments are as follows:

	Year Ended

	October 28, 2007	October 29, 2006	October 30, 2005

Gross realized gains	$851	$4,037	$353
Gross realized losses	(87)	(410)	(271)

Net realized gains	$764	$3,627	$ 82

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

	October 28, 2007	October 29, 2006

Land	$ 8,429	$ 9,221
Buildings and improvements	103,010	111,818
Machinery and equipment	1,076,938	914,756
Leasehold improvements	6,085	5,535
Furniture, fixtures and office equipment	20,700	18,578
Construction in progress	119,277	95,011

	1,334,439	1,154,919
Less accumulated depreciation and amortization	802,861	711,282

	$ 531,578	$ 443,637

     At October 28, 2007, machinery and equipment with a cost of $19.9 million was recorded under a capital lease with no accumulated amortization.   There were no capital leases at October 29, 2006.  The Company capitalized interest expense of $0.2 million during the fiscal year ended October 28, 2007.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

     The carrying value of goodwill was $138.5 million at October 28, 2007 and October 29, 2006.   Intangible assets that do not have indefinite lives are amortized based on average lives, which range from 3 to 15 years. Intangible asset amortization is forecasted to range from $5.1 million to $7.4 million per year for the next 5 years.

     Other intangible assets include assets related to the purchase of additional shares of PKL and the investment to form the MP Mask joint venture. The following table summarizes the type, value and amortization periods of other intangible assets as of October 28, 2007:

	Gross Value	Accumulated Amortization	Net Value	Weighted Average Amortization Period

Technology license agreement	$59,616	$ 5,630	$53,986	15 years
Customer lists	7,210	1,321	5,889	10 years
Supply agreement	6,959	2,461	4,498	10 years
Patents	156	28	128	10 years
Software and other	5,969	1,635	4,334	3 years

	$79,910	$11,075	$68,835

NOTE 7 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

	October 28, 2007	October 29, 2006

Income taxes	$ 4,977	$18,789
Salaries, wages and related benefits	7,466	9,997
Restructuring	1,687	2,654
Interest	309	818
Property taxes	919	1,609
Payable to Micron Technology, Inc.	7,500	7,500
Other	8,818	9,019

	$31,676	$50,386

NOTE 8 - LONG-TERM BORROWINGS

     Long-term borrowings consist of the following:

	October 28, 2007	October 29, 2006

2.25% convertible subordinated notes due April 15, 2008	$150,000	$150,000

4.75% convertible subordinated notes repaid in December 2006, including fair value adjustment of $(184)	-	86,903

Unsecured foreign notes payable	25,823	20,288

5.6% capital lease obligation due October 2012	19,912	-

	195,735	257,191
Less current portion	4,482	86,903

	$191,253	$170,288

     As of October 28, 2007, long-term borrowings, excluding capital lease obligations, mature as follows:

Fiscal Year:

2008	$150,936
2009	-
2010	24,887

175,823
Less current portion	936

Long-term portion	$174,887

     As of October 28, 2007, minimum lease payments under the Company's capital lease obligations are as follows:

Fiscal Year:

2008	$ 4,582
2009	4,582
2010	4,582
2011	4,582
2012	4,582

22,910
Less interest	2,998

Net minimum lease payments under capital lease	19,912
Less current portion of net minimum lease payments	3,546

Long-term portion of minimum lease payments	$16,366

     In the first quarter of fiscal 2008, a capital lease agreement which bears interest at 8% commenced for the U.S. Nanofab.  Quarterly lease payments are $3.7 million for the period January 2008 through December 2012.  Total lease amounts payable are $73.9 million of which $61.7 million represents principal and $12.2 million represents interest. At the end of the 5-year lease term, ownership of the property transfers to the Company.

     On June 6, 2007, the Company entered into a credit agreement with a group of financial institutions that provides for a 5-year, revolving credit facility ("credit facility") with an aggregate commitment of $155 million at October 28, 2007.  In connection therewith, the Company has classified its $150 million, 2.25% convertible subordinated notes due April 15, 2008 as long-term. The credit facility allows for borrowings in various currencies.  The applicable interest rate spread and facility fee vary based upon the Company's senior leverage ratio. Under the terms of the credit facility, the Company is subject to compliance with certain financial and other covenants, as defined, including, but not limited to: Senior Leverage Ratio, Total Leverage Ratio, Minimum Unrestricted Cash Balances; and limits the amounts of both secured and unsecured debt. The credit facility is secured by a pledge of the Company's stock in certain of its subsidiaries.  Borrowings under the credit facility bear interest at a LIBOR rate, as defined, plus 87 basis points.  As of October 28, 2007, $3.3 million of the credit facility was utilized for a standby letter of credit, and the remaining balance of $151.7 million was available to the Company.

     In October 2007, the Company entered into a capital lease agreement in the amount of $19.9 million associated with certain equipment (see Note 5).  Under the capital lease agreement, the Company is required to maintain the equipment in good working condition, and is required to comply with certain non-financial covenants.  Payments under the lease are $0.4 million per month over a 5-year term at a 5.6% interest rate.

     Unsecured foreign notes payable at October 28, 2007 consist of term and revolving debt under a credit facility in China.  As of October 28, 2007, the credit facility interest rate was 6.7% and the term loan facility interest rate was 6.93%. Rates are subject to change based on the People's Bank of China base rate, as defined. As of October 28, 2007, this total facility of RMB $186 million ($24.9 million) was fully outstanding and is due in October 2010.  Under the terms of the unsecured foreign note payable agreements, the Company is subject to certain financial and other covenants similar to those of its credit facility described above.

     The $87.1 million notional amount of the 4.75% convertible notes outstanding at October 29, 2006 were effectively converted to a variable rate under an interest rate swap contract and are stated at an amount equal to the sum of their principal amount less $0.2 million. The difference between the notional amount and the carrying value of the debt represents the change in the fair value of the debt obligation attributable to the interest rate risk being hedged. This interest rate swap was settled on December 15, 2006 concurrent with the repayment of the related debt. This fair value adjustment was calculated using a discounted cash flow methodology.  The 4.75% convertible subordinated notes were repaid at maturity on December 15, 2006 (see Note 15).

     On April 15, 2003, the Company sold $150 million of 2.25% convertible subordinated notes due April 15, 2008 in a private offering pursuant to the United States Securities and Exchange Commission ("SEC") Rule 144A. These notes are convertible into the Company's common stock at a conversion price of $15.89 per share.   Based upon quoted market prices the fair value of the 2.25% convertible subordinated notes was approximately $147.1 million as of October 28, 2007 and $162.2 million as of October 29, 2006.

     Cash paid for interest was $7.6 million, $9.9 million and $10.1 million in fiscal 2007, 2006 and 2005, respectively.

NOTE 9 - EARNINGS PER SHARE

     The calculation of basic and diluted earnings per share is presented as follows:

	Year Ended

	October 28, 2007	October 29, 2006	October 30, 2005

Net income	$24,523	$29,332	$38,653
Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effect	4,401	4,343	4,343

Earnings for diluted earnings per share	$28,924	$33,675	$42,996

Weighted average common shares computations:
Weighted average common shares used for basic earnings per share	41,539	41,369	35,519
Effect of dilutive securities:
Convertible notes	9,441	9,441	9,441
Employee stock options	302	262	296

Dilutive potential common shares	9,743	9,703	9,737

Weighted average common shares used for diluted earnings per share	51,282	51,072	45,256

Basic earnings per share	$0.59	$0.71	$1.09
Diluted earnings per share	$0.56	$0.66	$0.95

     The effect of the potential conversion of some of the Company's convertible subordinated notes, stock options, and restricted stock awards and the exercise of certain stock options has been antidilutive. The following table shows the amount of incremental shares outstanding that would have been added if the assumed conversion of convertible subordinated notes and stock options and restricted stock awards had been dilutive:

	Year Ended

	October 28, 2007	October 29, 2006	October 30, 2005

Convertible notes	304	2,354	2,788
Employee stock options	2,040	1,412	876

Total potentially dilutive shares excluded	2,344	3,766	3,664

NOTE 10 - INCOME TAXES

     The income tax (benefit) provision consists of the following:

	Year Ended

	October 28, 2007	October 29, 2006	October 30, 2005

Current:
Federal	$(8,430)	$ -	$ -
State	-	-	-
Foreign	6,213	9,497	5,422

	(2,217)	9,497	5,422
Deferred:
Federal	-	-	-
State	-	-	-
Foreign	(961)	965	4,636

	(961)	965	4,636

Total	$(3,178)	$10,462	$10,058

     The income tax (benefit) provision differs from the amount computed by applying the statutory U.S. federal income tax rate to the income before taxes as a result of the following:

	Year Ended

	October 28, 2007	October 29, 2006	October 30, 2005

U.S. federal income tax at statutory rate	$ 8,359	$15,885	$19,371
Change in tax basis of acquired assets	-	-	(5,137)
State income taxes, net of federal benefit	108	(255)	2,991
Change in valuation allowance	2,399	4,054	3,704
Foreign tax rate differential	(6,973)	(9,272)	(10,638)
Resolution and settlement of tax matters	(7,394)	-	-
Other, net	323	50	(233)

	$(3,178)	$10,462	$10,058

     During the fiscal year ended October 28, 2007, the Company recorded a tax benefit in the amount of $7.4 million relating to the resolution and settlement of U.S. and foreign tax matters that were associated with certain tax positions in prior years.

     The net deferred income tax liability consists of the following:

	October 28, 2007	October 29, 2006

Deferred income tax assets:

Reserves not currently deductible	$ 3,873	$ 5,848
Intangibles amortization	-	-
Net operating losses	47,557	42,803
Alternative minimum tax credits	2,926	2,926
Tax credit carryforwards	9,097	3,621
Other	1,195	85

	64,648	55,283
Valuation allowance	(39,392)	(36,993)

	25,256	18,290
Deferred income tax liabilities:

Property, plant and equipment	(25,093)	(21,931)
Investments and other	(1,139)	(1,139)
Other	(2,094)	(1,307)

	(28,326)	(24,377)

Net deferred income tax liability	$(3,070)	$(6,087)

Reported as:

Current deferred tax assets	$ 3,071	$ 2,623
Long-term deferred tax assets	2,002	990
Current deferred tax liabilities	-	-
Long-term deferred tax liabilities	(8,143)	(9,700)

	$(3,070)	$(6,087)

     The Company's operations have followed the recent migration of semiconductor industry fabrication to Asia, where the Company operates in countries where it is accorded favorable tax treatment. PKLT, the Company's FPD manufacturing facility in Taiwan, is accorded a tax holiday, which expires in December 2012.  In addition, the Company has been accorded a tax holiday in China which is expected to expire in 2011.  In Korea, various investment tax credits have been utilized to reduce the Company's effective income tax rate.

     Income tax payments were $12.8 million, $9.8 million and $8.8 million in fiscal 2007, 2006 and 2005, respectively. Cash received for refunds of income taxes paid in prior years amounted to $0.1 million, $0.2 million and $1.7 million in fiscal 2007, 2006 and 2005, respectively.

    As of October 28, 2007 the Company had available U.S. Federal tax operating loss and tax credit carryforwards subject to expiration as follows:

Year of Expiration	Operating Losses	Tax Credits

2018	$ -	$1,272
2020	5,000	-
2022	14,800	-
2023	36,200	-
2024	22,300	300
2025	12,200	510
2026	4,900	378
2027	1,100	-

	$96,500	$2,460

     The Company has established a valuation allowance for a portion of its deferred tax assets, because it is more likely than not that a portion of its net operating loss carryforwards may expire prior to utilization. The valuation allowance increased by $2.4 million, $1.7 million and $7.8 million in fiscal 2007, 2006 and 2005, respectively.

     As of October 28, 2007, the Company had $2.9 million of alternative minimum tax credit carryforwards that are available to offset future federal taxes payable. The Company also has tax credits available in international jurisdictions of $6.2 million that begin to expire in 2008 if not utilized and state tax credits of $0.4 million that begin to expire in 2008 if not utilized.

     As of October 28, 2007, the undistributed earnings of international subsidiaries included in consolidated retained earnings amounted to $211.5 million. Such amounts are considered to be reinvested indefinitely. Accordingly, no provision has been made for taxes that would be payable upon distribution of these earnings.

     The Company has elected the Alternative Transition Method provided in Financial Accounting Standards Board ("FASB") Staff Position No. 123R-3 for calculating the tax effects of share-based compensation. As of October 28, 2007 the deferred income tax expenses resulting from this method amounted to $0.2 million.

NOTE 11 - STOCK-BASED COMPENSATION

     In March 2007, shareholders approved a new stock-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to shares of the Company's common stock may be granted from shares authorized but unissued, shares previously issued and reacquired by the Company or both.  A maximum of three million shares of common stock may be issued under the Plan.  Awards may be granted to Company officers, employees and directors, non-employee directors, consultants, advisors and independent contractors of the Company or a subsidiary of the Company.  The Plan prohibits further awards from being issued under prior plans.  The plans are more fully described below.  The Company incurred compensation cost under the plans of $2.9 million, $2.0 million and $0.3 million for fiscal 2007, 2006 and 2005, respectively.  No compensation cost was capitalized as part of inventory, and no income tax benefit was recorded in those years. No equity awards were settled in cash during the periods presented.

Stock Options

     Option awards generally vest in one to four years, and have a ten year contractual term.   All incentive and non-qualified stock option grants must have an exercise price no less than the market value of the underlying common stock on the date of grant.  The option and share awards provide for accelerated vesting if there is a change in control as defined in the Plan.

     The fair value of option grants is determined with the closing price on the day of grant using the Black Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's stock. The Company uses historical option exercise behavior and employee termination data to estimate option life, which represents the period of time that the options granted are expected to remain outstanding.  The risk-free rate of return for the estimated life of the option is based on the U.S. treasury yield curve in effect at the time of grant.  The weighted average assumptions used for fiscal 2007, 2006 and 2005 are noted in the following table:

	Year Ended

	October 28, 2007	October 29, 2006	October 30, 2005

Volatility	52.4%	55.0%	62.0%

Risk-free rate of return	4.5%	4.8%	4.0%

Dividend yield	0.0%	0.0%	0.0%

Expected average life	4.6 years	4.5 years	3.0 years

     A summary of option activity under the Plan as of October 28, 2007 and changes during the year then ended is presented as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding at October 29, 2006	2,515,228	$18.77
Granted	59,250	14.68
Exercised	(44,786)	14.10
Cancelled and forfeited	(192,389)	19.79

Outstanding at October 28, 2007	2,337,303	18.68	6.4 years

Exercisable at October 28, 2007	1,758,557	$19.29	5.7 years

     The weighted average grant date fair value of options granted during the fiscal years 2007, 2006 and 2005 was $7.15, $8.50 and $7.47, respectively.  The total intrinsic value of options exercised during the fiscal years 2007, 2006 and 2005 was $0.1 million, $0.4 million and $2.7 million, respectively.  There was no aggregate intrinsic value of options outstanding or exercisable at October 28, 2007.  A summary of the status of the Company's non-vested shares as of October 28, 2007 is presented as follows:

Non-vested Options	Shares	Weighted Average Fair Value at Grant Date

Non-vested at October 29, 2006	790,850	$8.67
Granted	59,250	7.15
Vested	(210,603)	8.65
Cancelled and forfeited	(60,751)	8.38

Non-vested at October 28, 2007	578,746	$8.54

     As of October 28, 2007 the total compensation cost for non-vested option awards not yet recognized was approximately $3.8 million.  That cost is expected to be recognized over a weighted average amortization period of 1.8 years.

Restricted Stock

     The Company also grants restricted stock awards periodically.  The restrictions on these awards lapse over a service period that has ranged from less than one to eight years.  The weighted average grant date fair value of restricted grants during the fiscal years 2007, 2006 and 2005 was $13.75, $16.54 and $16.65, respectively.  The total value of awards for which restrictions lapsed during fiscal years 2007, 2006 and 2005 was $0.1 million, $0.5 million and $0.4 million, respectively.  As of October 28, 2007, the total compensation cost for non-vested option awards not yet recognized was approximately $3.3 million.  That cost is expected to be recognized over a weighted average amortization period of 3.5 years.  A summary of the status of the Company's non-vested restricted shares as of October 28, 2007 is presented as follows:

Restricted Stock	Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at October 29, 2006	272,000
Granted	48,752
Exercised	(70,499)
Cancelled and forfeited	(7,750)

Outstanding at October 28, 2007	242,503	7.0 years	$2,573

Employee Stock Purchase Plan

     The Company's Employee Stock Purchase Plan ("ESPP") permits employees to purchase shares at 85% of the lower of the fair market value at the commencement of the offering or the last day of the payroll payment period.   A total of 900,000 shares are available for purchase under the ESPP.  The vesting period for the ESPP is approximately one year.  Under the ESPP 724,895 shares had been issued through October 28, 2007 and an additional 34,444 shares are subject to outstanding subscriptions.

NOTE 12 - EMPLOYEE RETIREMENT PLANS

     The Company maintains a 401(k) Savings and Profit Sharing Plan ("401(k) Plan") which covers all full-time domestic employees who have completed 3 months of service and are 18 years of age or older. Under the terms of the 401(k) Plan, employees may contribute up to 50% of their salary, subject to certain maximum amounts, which will be matched by the Company at 50% of the employee's contributions, which are not in excess of 4% of the employee's compensation. Employee and employer contributions vest fully upon contribution. Employer contributions amounted to $0.4 million in fiscal 2007, $0.5 million in fiscal 2006 and $0.5 million in fiscal 2005.

     The Company's international subsidiaries maintain retirement plans for their employees, which vary by country. The obligations and cost of these plans are not significant to the Company's consolidated financial statements.

     Effective October 28, 2007, the Company adopted SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)". SFAS No. 158 requires companies to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of its defined benefit postretirement plan directly to accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. The adoption of SFAS No. 158 did not have a material impact on the Company's consolidated financial statements.

NOTE 13 - OPERATING LEASES

     The Company leases various real estate and equipment under non-cancelable operating leases. Rental expense under such leases amounted to $3.4 million in fiscal 2007, $3.2 million in fiscal 2006 and $3.0 million in fiscal 2005.

     Future minimum lease payments (excluding costs associated with facilities closed under restructuring plans) under non-cancelable operating leases with initial or remaining terms in excess of one year at October 28, 2007 follow:

2008	$1,982
2009	1,383
2010	1,063
2011	1,001
2012	764
Thereafter	962

$7,155

     See Note 8 for disclosures relating to the Company's capital lease obligations.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

     At October 28, 2007, the Company had capital expenditure purchase commitments outstanding of approximately $66 million. In the first quarter of fiscal 2008, a capital lease agreement for $61.7 million principal commenced with Micron for the U.S. Nanofab.  Photronics' total investment in the purchase and equipping of its U.S. Nanofab is expected to fall within a range of $190 million to $200 million and may include redeployment of some existing Photronics assets.

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

NOTE 15 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     On October 22, 2002, the Company entered into an interest rate swap contract, which effectively converted $100 million of 4.75% fixed rate debt to a variable rate. Under the contract, payments are made on a LIBOR-based variable rate (6.69% at October 29, 2006). In August 2005, the Company reduced its 4.75% fixed rate debt to $87.1 million and in December 2006 repaid the outstanding balance.  The interest rate swap expired in December 2006.

     The interest rate swap contract was used to adjust the proportion of total debt that is subject to fixed interest rates. This contract was considered to be a hedge against interest rate risk of the Company's fixed rate debt obligations. Accordingly, the interest rate swap contract is stated at fair value in the Company's consolidated balance sheets (in accrued liabilities at October 29, 2006) and the related portion of fixed rate debt being hedged is stated at an amount equal to the sum of its principal amount plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged. In addition, changes during any accounting period in the fair value of the interest rate swap contract, as well as offsetting changes in the adjusted carrying value of the related portion of fixed rate debt being hedged, are recognized as adjustments to interest expense in the Company's consolidated statements of income. The net effect of this interest rate swap contract on the Company's consolidated statements of income is that the interest expense portion of fixed rate debt being hedged is generally recorded based on variable rates.

     The fair value of the interest rate swap contract was recorded as a liability of $0.4 million at October 29, 2006 in the Company's consolidated balance sheets. The fair value of the contract was calculated using a discounted cash flow methodology. The fair value adjustment for the related portion of fixed rate debt being hedged decreased the $87.1 million carrying amount of such debt by $0.2 million as of October 29, 2006 (see Note 8). The net loss on the ineffective portion of the interest rate swap contract was not material to the Company's consolidated statements of income. This interest rate swap expired on December 15, 2006 (see Note 8).

     In April 2006, the Company's Korean subsidiary entered into a foreign currency rate swap contract. Under the terms of the contract, the Company has effectively converted a $50 million interest bearing intercompany loan denominated in U.S. dollars to Korean won. This contract was initially scheduled to expire in December 2006, however, it has been extended to November 2008. The Company elected not to designate the foreign currency rate swap contract as a hedge which resulted in a mark-to-market adjustment charged in the income statement in the amount of $0.9 million and $0.7 million in 2007 and 2006, respectively.  Subsequent to fiscal year-end 2007 the intercompany loan and the related swap were reduced to a balance of $30 million.

     In September 2006, the Company entered into forward contracts to convert the fixed yen purchase price of certain equipment into fixed U.S. dollar amounts. In accordance with SFAS No. 133, "Accounting for Derivatives and Hedging Activities," hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and  are evaluated for effectiveness.   In the fiscal years ended October 28, 2007 and October 29, 2006, changes in the fair value of these derivative financial instruments of $1.1 million and $0.1 million, respectively, were recorded as charges to shareholders' equity as a component of accumulated other comprehensive income since they qualified for hedge accounting as defined by SFAS No. 133.  Changes in the fair values of other forward contracts not designated as hedging instruments in the amount of $0.3 million were charged to the income statement (included in investment and other income).  These forward contracts were settled in November 2007 at a gain of $0.1 million.

NOTE 16 - GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

     The Company operates in a single industry segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors. Geographic net sales are based primarily on where the Company's facility is located.  The Company's 2007, 2006 and 2005 net sales, operating income (loss) and total identifiable assets by geographic area were as follows:

	2007	2006	2005

Net sales
Asia	$242,788	$252,630	$232,721
Europe	71,421	79,782	73,024
North America	107,270	122,463	135,025

	$421,479	$454,875	$440,770

Operating income (loss)
Asia	$15,844	$45,816	$53,304
Europe	3,708	15,859	8,755
North America	6,306	(2,232)	(3,119)

Stock-based compensation	(2,890)	(1,971)	(266)
Consolidation, restructuring and related charges	-	(15,639)	-

	$22,968	$41,833	$58,674

Total identifiable assets
Asia	$ 488,195	$ 473,181	$338,472
Europe	107,966	112,353	109,266
North America	463,620	460,149	497,991

	$1,059,781	$1,045,683	$945,729

     Samsung Electronics Co., Ltd. accounted for approximately 25%, 25% and 24% of the Company's net sales in fiscal 2007, 2006 and 2005, respectively.

NOTE 17 - COMPREHENSIVE INCOME

     The Company's comprehensive income as reported in the consolidated statements of shareholders' equity consists of net earnings (losses) and all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of OCI, net of tax, were as follows:

	Fiscal Year Ended

	October 28, 2007	October 29, 2006	October 30, 2005

Foreign currency translation adjustment	$13,496	$20,366	$1,588
Change in fair value of cash flow hedge	(1,024)	(35)	112
Change in unrealized gains on investments	(458)	(1,109)	(16)

Other comprehensive income	$12,014	$19,222	$1,684

NOTE 18 - RESTRUCTURING

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

     The following tables set forth the Company's restructuring reserves as of October 28, 2007, October 29, 2006 and October 30, 2005, and reflect activity affecting the reserves for the years then ended. As of October 28, 2007, the remaining liability of $1.7 million primarily represents non-cancelable lease obligations that are due under respective lease terms through 2009.

	Year Ended October 28, 2007

	October 29,			October 28,
	2006			2007
	Balance	Charges	Utilized	Balance

Manufacturing capacity reduction and other	$2,528	$ -	$(841)	$1,687

Workforce reductions	126	-	(126)	-

Total	$2,654	$ -	$(967)	$1,687

	Year Ended October 29, 2006

	October 30,			October 29,
	2005			2006
	Balance	Charges	Utilized	Balance

Manufacturing capacity reduction and other	$2,245	$14,383	$(14,100)	$2,528

Workforce reductions	-	1,256	(1,130)	126

Total	$2,245	$15,639	$(15,230)	$2,654

	Year Ended October 30, 2005

	October 31,			October 30,
	2004			2005
	Balance	Charges	Utilized	Balance

Manufacturing capacity reduction and other	$4,717	$ -	$(2,472)	$2,245

Workforce reductions	-	-	-	-

Total	$4,717	$ -	$(2,472)	$2,245

NOTE 19 - OTHER RELATED PARTY TRANSACTIONS

     The Company has a 49.99% ownership interest in the MP Mask joint venture that was established in 2006 with Micron.  Since the Company does not control this venture, the Company does not consolidate the results.  As part of the joint venture, various supply agreements exist between the Company, Micron, and MP Mask.  As of October 28, 2007, the Company owed MP Mask $6.4 million and had a receivable from Micron of $6.1 million primarily related to the supply agreements. During 2007, the Company recognized net revenue of $2.1 million related to commissions earned under supply agreements between the Company, Micron and MP Mask; comprised of gross commission income of $3.9 million less $1.8 million of amortization of the value of the supply agreement intangible asset. The gross commission revenue includes $56.3 million in orders from Micron less the Company's cost of the corresponding orders placed with MP Mask in the amount of $52.4 million.  In addition, in 2007 the Company incurred outsourcing expenses of $1.0 million from MP Mask for research and development activities purchased by the Company.  Further, the Company recorded cost of sales in the amount of $3.7 million for photomasks produced by MP Mask for sales to the Company's customers in 2007.  As of October 29, 2006, the Company owed MP Mask $8.7 million and had a receivable from Micron of $8.3 million. During 2006, the Company recognized net revenue of $1.0 million related to commissions earned under supply agreements between the Company, Micron and MP Mask; comprised of gross commission income of $1.7 million less $0.7 million of amortization of the value of the supply agreement intangible asset. The gross commission income results from $23.8 million in sales orders from Micron less the Company's cost of the corresponding orders placed with MP Mask in the amount of $22.1 million.  In addition, in 2006 the Company incurred outsourcing expenses of $0.4 million from MP Mask for research and development activities purchased by the Company.  In 2007, the Company invested an additional $3.5 million in MP Mask.  Also, the Company purchased excess equipment from MP Mask for use in its U.S. Nanofab in the amount of $4.0 million in 2007.  In addition, in the first quarter of fiscal 2008, a capital lease agreement commenced with Micron for the U.S. Nanofab for total capital lease payments by the Company of $73.9 million, of which $12.2 million represents interest and $61.7 million represents both principal and the cost of the facility.

     The Chairman of the Board of the Company is also the Chairman of the Board and majority shareholder of a company who is a supplier of secure managed information technology services. Another director of the Company is also a shareholder, CEO and Executive Vice Chairman of this company. Since 2002, the Company has entered into various service contracts with this company to provide services to all of the Company's worldwide facilities. The Company incurred expenses of $3.8 million in 2007, $4.3 million in 2006, and $3.7 million in 2005 related to services provided by the company, for which the amount owed to this company was $0.6 million at October 28, 2007 and $0.1 million at October 29, 2006. In 2006, the Company signed a new 3-year service contract with this company for $2.5 million per year.

     An officer of the Company is also the CEO, president and director of one of the Company's majority held subsidiaries. The Company purchases photomask blanks from a company of which this officer of the Company is a significant shareholder. The Company purchased $21.6 million, $16.8 million, and $13.6 million of photomask blanks from this company in 2007, 2006, and 2005, respectively, for which the amount owed to this company was $5.0 million at October 28, 2007 and $2.2 million at October 29, 2006.

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

NOTE 20 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth certain unaudited quarterly financial data:

	First	Second	Third	Fourth	Year

Fiscal 2007:

Net sales	$105,981	$109,626	$104,301	$101,571	$421,479
Gross margin	29,665	26,193	23,706	19,957	99,521
Net income	7,857	14,066	2,238	362	24,523

Earnings per share:
Basic	$0.19	$0.34	$0.05	$0.01	$0.59
Diluted	$0.17	$0.30	$0.05	$0.01	$0.56

Fiscal 2006:		(a)	(a)	(a)	(a)

Net sales	$111,948	$119,471	$108,160	$115,296	$454,875
Gross margin	36,183	41,808	32,904	36,129	147,024
Net income	9,693	5,265	4,555	9,819	29,332

Earnings per share:
Basic	$0.23	$0.13	$0.11	$0.24	$0.71
Diluted	$0.21	$0.12	$0.11	$0.21	$0.66

(a)

Includes consolidation charges of $11.4 million in the second quarter of 2006, $1.8 million in the third quarter of 2006, $2.4 million in the fourth quarter of 2006, totaling $15.6 million in connection with the closure of the Company's Austin, Texas research and development and manufacturing facility and the consolidation of the Company's North American operating infrastructure.

NOTE 21 - OTHER RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin ("ARB") No. 51."   SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary for the deconsolidation of a subsidiary.   SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years.   The Company is currently evaluating the impact, if any, SFAS No. 160 will have on its consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141R, "Business Combinations."   SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.   The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years.   The Company is currently evaluating the impact, if any, SFAS No. 141R will have on its consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115."   SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.   The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

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

     In June 2006, the FASB issued FASB Interpretation Number 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109." The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective as of the beginning of the Company's 2008 fiscal year. The Company is analyzing the impact the adoption of FIN 48 will have on its consolidated financial statements, but expects the adjustment to decrease shareholders' equity as of October 29, 2007 to range from approximately $0.5 million to $1.0 million.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company has established and currently maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     Management assessed the effectiveness of the Company's internal control over financial reporting as of October 28, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.   Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting was effective as of October 28, 2007.

     The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company's internal control over financial reporting as of October 28, 2007, as stated in their report on page 30 of this Form 10-K.

January 9, 2008

ITEM 9B.  OTHER INFORMATION

     Under a build-to-suit lease, in the first quarter of fiscal 2008, a capital lease agreement commenced with Micron for a nanofab facility in Boise, Idaho, for total capital lease payments by the Company of $73.9 million, of which $12.2 million represents interest and $61.7 million represents both principal and the cost of the facility.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information as to Directors required by Item 401, 405 and 407(c)(3)(d)(4) and (d)(5) of Regulation S-K is set forth in the Company's 2008 definitive Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K under the caption "PROPOSAL 1 - ELECTION OF DIRECTORS", "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and in paragraph three under the caption "MEETINGS AND COMMITTEES OF THE BOARD" and is incorporated in this report by reference. The information as to Executive Officers is included in the Company's 2008 definitive Proxy Statement under the caption "EXECUTIVE OFFICERS" and is incorporated in this report by reference.

     The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller. A copy of the code of ethics may be obtained, free of charge, by writing to the General Counsel of Photronics, Inc., at 15 Secor Road, Brookfield, Connecticut 06804.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K and paragraph (e)(4) and (e)(5) of Item 407 is set forth in the Company's 2008 definitive Proxy Statement under the captions "EXECUTIVE COMPENSATION", "STOCK OPTIONS", "CERTAIN AGREEMENTS", "DIRECTORS' COMPENSATION", "COMPENSATION COMMITTEE INTERLOCKS AND INSIDE PARTICIPATION" and "COMPENSATION COMMITTEE REPORT," respectively, and is incorporated in this report by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The information required by Items 403 and 201(d) of Regulation S-K is set forth in the Company's 2008 definitive Proxy Statement under the captions "Ownership of Common Stock by Directors, Nominees, Officers and Certain Beneficial Owners" and "Equity Compensation Plan Information," respectively, and is incorporated in this report by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 404 of Regulation S-K and Item 407(a) of Regulation S-K is set forth in the Company's 2008 definitive Proxy Statement under the captions "MEETINGS AND COMMITTEES OF THE BOARD" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and is incorporated in this report by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 9(e) of Schedule 14A is set forth in the Company's 2008 definitive Proxy Statement under the captions "FEES PAID TO THE INDEPENDENT AUDITORS" and "AUDIT COMMITTEE REPORT," respectively, and is incorporated in this report by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)	The following documents are filed as part of this report:

	1)	Financial Statements

Report of Registered Independent Public Accounting Firm

Consolidated Balance Sheets at October 28, 2007 and October 29, 2006

Consolidated Statements of Income for the years ended October 28, 2007, October 29, 2006 and October 30, 2005

Consolidated Statements of Shareholders' Equity for the years ended October 28, 2007, October 29, 2006 and October 30, 2005

Consolidated Statements of Cash Flows for the years ended October 28, 2007, October 29, 2006 and October 30, 2005

Notes to Consolidated Financial Statements

	2)	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

Schedule II, Valuation Account - Valuation and Qualifying Accounts for the years ended October 28, 2007, October 29, 2006 and October 30, 2005

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

Board of Directors and Shareholders
Photronics, Inc.
Brookfield, Connecticut

     We have audited the consolidated financial statements of Photronics, Inc. and subsidiaries (the "Company") as of October 28, 2007 and October 29, 2006, and for each of the three fiscal years ended October 28, 2007, October 29, 2006 and October 30, 2005, and the effectiveness of the Company's internal control over financial reporting as of October 28, 2007, and have issued our report thereon dated January 9, 2008; such consolidated financial statements and report are included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
January 9, 2008

	Schedule II

	Valuation and Qualifying Accounts
	for the Years Ended October 28, 2007, October 29, 2006
	and October 30, 2005
	(in thousands)

	Balance at	Charge to			Balance at
	Beginning of	Costs and			End of
	Year	Expenses	Deductions		Year

Allowance for Doubtful Accounts

Year ended October 28, 2007	$ 4,471	$ (25)	$ (725)	(a)	$ 3,721
Year ended October 29, 2006	$ 2,475	$2,158	$ (162)	(a)	$ 4,471
Year ended October 30, 2005	$ 3,246	$ (593)	$ (178)	(a)	$ 2,475

Deferred Income Tax Valuation Allowance

Year ended October 28, 2007	$36,993	$2,399	$ -		$39,392
Year ended October 29, 2006	$35,245	$1,748	$ -		$36,993
Year ended October 30, 2005	$27,483	$7,762	$ -		$35,245

(a) Uncollectible accounts written off

3)	Exhibits

EXHIBITS INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation as amended July 9, 1986, April 9, 1990, March 16, 1995, November 13, 1997, April 15, 2002 and June 20, 2005.*

3.2

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

4.2

Registration Rights Agreement, dated April 15, 2003 between the Company, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner and Smith Incorporated and JPMorgan Securities, Inc. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3, File Number 333-105918, which was filed on June 6, 2003).

4.3

Underwriting Agreement dated June 29, 2005 between the Company and Merrill Lynch, Pierce, Fenner and Smith Incorporated and JPMorgan Securities, Inc. as representatives of the several underwriters, related to the public offering of 7,000,000 shares of Photronics, Inc. common stock, par value, $0.01 at a public offering price of $21.25 per share.  The Company also granted the underwriters an option to purchase up to an additional 1,050,000 shares of common stock to cover over-allotments, if any (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on July 6, 2005 (Commission File Number 0-15451)).

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

10.2

The Company's 1992 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-8, File Number 33-47446 which was filed on April 24, 1994).+

10.3

Amendment to the Employee Stock Purchase Plan as of April 1, 1998 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (Commission File Number 0-15451)).+

10.4

Amendment to the Employee Stock Purchase Plan as of March 24, 2004 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (Commission File Number 0-15451)).+

10.5

The Company's 1994 Stock Option Plan (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-8, Commission File Number 33-78102 which was filed on April 22, 1994).+

10.6

The Company's 1996 Stock Option Plan, as amended and restated March 13, 2003 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (Commission File Number 0-15451)).+

10.7

The Company's 1998 Stock Option Plan, as amended and restated March 13, 2003 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (Commission File Number 0-15451)).+

10.8

The Company's 2000 Stock Option Plan, as amended and restated March 13, 2003 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (Commission File Number 0-15451)).+

10.9	Non Qualified Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 of the Company's Form 10-Q for the quarter ended April 29, 2007 (Commission File Number 0-15451)).

10.10

Form of Agreement regarding life insurance between the Company and Executive (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (Commission File Number 0-15451)).+

10.11

Consulting Agreement between the Company and Constantine S. Macricostas, dated July 11, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 13, 2005 (Commission File Number 0-15451)).+

10.12

Executive Employment Agreement between the Company and Edwin L. Lewis, dated January 4, 2005 (incorporated by reference to Exhibit 10.22 to the Company's Annual report on Form 10-K for the fiscal year ended October 31, 2004 (Commission File Number 0-15451)).+

10.13

Executive Employment Agreement between the Company and Michael J. Luttati dated May 12, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 13, 2005 (Commission File Number 0-15451)).+

10.14

Executive Employment Agreement between the Company and Sean T. Smith dated February 20, 2003 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 2, 2003 (Commission File No. 0-15451)).+

10.15

Limited Liability Company Operating Agreement of MP Mask Technology Center, LLC between Micron Technology, Inc. ("Micron") and Photronics, Inc. ("Photronics") dated May 5, 2006 (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q filed on June 8, 2006 (Commission File No. 0-15451)).#

10.16

Contribution and Units Purchase Agreement between Micron, Photronics and MP Mask Technology Center, LLC ("MP Mask") dated May 5, 2006 (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q filed on June 8, 2006 (Commission File No. 0-15451)).#

10.17

Technology License Agreement among Micron, Photronics and MP Mask dated May 5, 2006 (incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q filed on June 8, 2006 (Commission File No. 0-15451)).#

10.18

Build to Suit Lease between Micron and Photronics dated May 5, 2006 (incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q filed on June 8, 2006 (Commission File No. 0-15451)).#

10.19

Photronics to Micron Supply Agreement between Micron and Photronics dated May 5, 2006 (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q filed on June 8, 2006 (Commission File No. 0-15451)).#

10.20

Company to Photronics Supply Agreement between MP Mask and Photronics dated May 5, 2006 (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed on June 8, 2006 (Commission File No. 0-15451)).#

10.21

Executive Employment Agreement between the Company and Soo Hong Jeong dated August 24, 2001, as amended March 18, 2004, November 28, 2005 and June 9, 2006 (incorporated by reference to Exhibit 10.23 to the Company's Current Report on Form 10-Q filed on September 7, 2006 (Commission File No. 0-15451)).

10.22

Extension of Executive Employment Agreement between the Company and Soo Hong Jeong effective October 29, 2006 and ending on October 28, 2007 (incorporated by reference to Exhibit 1.01 to the Company's Current Report on Form 8-K filed on January 3, 2007 (Commission File No. 0-15451)).

10.23

Extension of Executive Employment Agreement between the Company and Soo Hong Jeong effective October 28, 2007 and ending October 27, 2008 (incorporated by reference to Exhibit 1.01 to the Company's Current Report on Form 8-K Filed on November 8, 2007 (Commission File No. 0-15451)).

10.24	Executive Employment Agreement between the Company and Christopher J. Progler, Vice President, Chief Technology Officer dated September 10, 2007.+*

10.25

Credit Agreement dated as of June 6, 2007 among Photronics, Inc., the foreign subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, National Association (as Administrative Agent), Citizens Bank of Massachusetts, HSBC Bank USA, National Association and Citibank, N.A. and JPMorgan Securities, Inc. as Sole Bookrunner and Sole Lead Arranger (incorporated by reference to Exhibit 10.27 to the Company's Form 10-Q for the quarter ended July 29, 2007 (Commission File No. 0-15451)).

10.26

Amended and Restated Agreement RMB 186,000,000 Credit Facility for Photronics Imaging Technologies (Shanghai) Co., Ltd. with JPMorgan Chase Bank (China) Company Limited, Shanghai Branch, as Administrative Agent (incorporated by reference to Exhibit 10.28 to the Company's Form 10-Q for the quarter ended July 29, 2007 (Commission File No. 0-15451)).

10.27

Amended and Restated Guarantee Agreement by Photronics, Inc. relating to RMB 186,000,000 Credit Facility for Photronics Imaging Technologies (Shanghai) Co., Ltd. dated August 23, 2007 (incorporated by reference to Exhibit 10.29 to the Company's Form 10-Q for the quarter ended July 29, 2007 (Commission File No. 0-15451)).

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
January 9, 2008
Sean T. Smith Senior Vice President Chief Financial Officer (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ CONSTANTINE S. MACRICOSTAS
January 9, 2008
Constantine S. Macricostas Chairman of the Board

By	/s/ MICHAEL J. LUTTATI
January 9, 2008
Michael J. Luttati Chief Executive Officer Director

By	/s/ SEAN T. SMITH
January 9, 2008
Sean T. Smith Senior Vice President Chief Financial Officer (Principal Accounting Officer)

By	/s/ WALTER M. FIEDEROWICZ
January 9, 2008
Walter M. Fiederowicz Director

By	/s/ JOSEPH A. FIORITA, JR.
January 9, 2008
Joseph A. Fiorita, Jr. Director

By	/s/ GEORGE C. MACRICOSTAS
January 9, 2008
George C. Macricostas Director

By	/s/ WILLEM D. MARIS
January 9, 2008
Willem D. Maris Director

By	/s/ MITCHELL G. TYSON
January 9, 2008
Mitchell G. Tyson Director