Form 10-Q
period 2008-01-27
PHOTRONICS INC
filed 2008-03-06
CIK 810136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 27, 2008

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
Large Accelerated Filer  ☐  Accelerated Filer  ☒  Non-Accelerated Filer  ☐   Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 3, 2008
Common Stock, $0.01 par value	41,886,362Shares

Forward-Looking Information

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of Photronics, Inc. (the "Company"). These statements are based on management's beliefs, as well as assumptions made by and information currently available to management. Forward-looking statements may be identified by words like "expect", "anticipate", "believe", "plan", "projects", and similar expressions. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this quarterly report on Form 10-Q, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, expectations with respect to future sales, financial performance, operating efficiencies and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. These factors may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward-looking statements include, but are not limited to, overall economic and business conditions; the demand and receipt of orders for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; changes in federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); the Company's ability to place new equipment in service on a timely basis; interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; economic and political conditions in international markets; the ability to obtain additional financings; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions and productivity programs; uncertainties with respect to the integration and management of MP Mask Technology Center, LLC ("MP Mask"); delays in the ramp up of production of the state-of-the-art nanofab facility ("U.S. Nanofab");   the timing, impact and other uncertainties of future acquisitions; the seasonal and cyclical nature of the semiconductor and flat panel display industries; the availability of capital; management changes; damage or destruction to the Company's facilities by natural disasters, labor strikes, political unrest or terrorist activity; the ability to fully utilize its tools; the ability of the Company to receive desired yields, pricing, product mix, and market acceptance of its products; changes in technology; and the ability of the Company to obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company's expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements.

PHOTRONICS, INC.
AND SUBSIDIARIES

INDEX

PART I.     FINANCIAL INFORMATION

Item 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	January 27, 2008	October 28, 2007

ASSETS

Current assets:
Cash and cash equivalents	$ 89,129	$ 146,049
Short-term investments	5,912	5,657
Accounts receivable, net of allowance of $3,697 in 2008
and $3,721 in 2007	72,077	68,248
Inventories	16,506	17,716
Deferred income taxes	2,604	3,071
Other current assets	7,137	6,244

Total current assets	193,365	246,985

Property, plant and equipment, net	604,706	531,578
Goodwill	138,534	138,534
Investment in joint venture	70,345	67,900
Other intangibles, net	67,532	68,835
Other assets	5,541	5,948

	$1,080,023	$1,059,780

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term borrowings	$ 16,019	$ 4,482
Accounts payable	82,556	114,221
Accrued liabilities	32,631	31,676

Total current liabilities	131,206	150,379

Long-term borrowings	242,737	191,253
Deferred income taxes	7,902	8,143
Other liabilities	5,334	6,256

Total liabilities	387,179	356,031

Minority interest	49,887	49,465

Shareholders' equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 41,635 shares issued and outstanding at January 27, 2008 and October 28, 2007	416	416
Additional paid-in capital	382,336	381,876
Retained earnings	222,791	227,175
Accumulated other comprehensive income	37,414	44,817

Total shareholders' equity	642,957	654,284

	$1,080,023	$1,059,780

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended

	January 27, 2008	January 28, 2007

Net sales	$103,215	$105,981

Costs and expenses:

Cost of sales	(82,619)	(76,316)

Selling, general and administrative	(16,302)	(16,442)

Research and development	(4,238)	(4,720)

Gain on sale of facility	-	2,254

Operating income	56	10,757

Other income (expense)
Interest expense	(2,134)	(2,095)
Investment and other income, net	1,566	1,811

Income (loss) before income taxes and minority interest	(512)	10,473

Income tax provision	(1,873)	(1,312)

Income (loss) before minority interest	(2,385)	9,161

Minority interest	(955)	(1,304)

Net income (loss)	$ (3,340)	$ 7,857

Earnings (loss) per share:

Basic	$(0.08)	$0.19

Diluted	$(0.08)	$0.17

Weighted average number of common shares outstanding:

Basic	41,626	41,475

Diluted	41,626	51,361

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended

	January 27, 2008	January 28, 2007

Cash flows from operating activities:
Net income (loss)	$(3,340)	$ 7,857
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,721	22,383
Gain on sale of facility	-	(2,254)
Minority interest in income of consolidated subsidiaries	955	1,304
Changes in assets and liabilities:
Accounts receivable	(4,506)	8,958
Inventories	893	3,348
Other current assets	(1,093)	7,358
Accounts payable, accrued liabilities, and other	(5,955)	(30,354)

Net cash provided by operating activities	11,675	18,600

Cash flows from investing activities:
Purchases of property, plant and equipment	(65,932)	(5,601)
Investment in joint venture	(2,598)	-
Proceeds from sales of short-term investments	-	38,400
Proceeds from sale of facility and other	65	5,011
Purchases of short-term investments	(253)	-

Net cash (used in) provided by investing activities	(68,718)	37,810

Cash flows from financing activities:
Repayments of long-term borrowings	(577)	(87,087)
Proceeds from long-term borrowings	942	1,926
Proceeds from issuance of common stock	-	189
Other	(71)	-

Net cash provided by (used in) financing activities	294	(84,972)

Effect of exchange rate changes on cash	(171)	(227)

Net decrease in cash and cash equivalents	(56,920)	(28,789)
Cash and cash equivalents at beginning of period	146,049	129,425

Cash and cash equivalents at end of period	$89,129	$100,636

Supplemental disclosure of cash flow information:
Change in accrual for purchases of property, plant and equipment	$(24,181)	$ 14,930
Capital lease obligation for purchases of property, plant and equipment	$ 61,662	$ -

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended January 27, 2008 and January 28, 2007
(unaudited)
(in thousands, except share amounts)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     Photronics, Inc. and its subsidiaries (the "Company" or "Photronics") is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays ("FPD"), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits ("IC") and a variety of FPD and, to a lesser extent, other types of electrical and optical components.  The Company currently operates principally from ten manufacturing facilities, two of which are located in the United States, three in Europe, two in Taiwan, and one each in Korea, Singapore, and China.  Also, under a build-to-suit lease, in the three months ended January 27, 2008, a capital lease agreement commenced with Micron Technology, Inc. ("Micron") for a state-of-the-art nanofab facility ("U.S. Nanofab") in Boise, Idaho.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending November 2, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 28, 2007.

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

     The following table summarizes comprehensive income (loss) for the three months ended January 27, 2008 and January 28, 2007:

	Three Months Ended

	January 27, 2008	January 28, 2007

Net income (loss)	$ (3,340)	$ 7,857

Other comprehensive income:
Change in unrealized net gains on investments, net of tax	(49)	12
Change in fair value of cash flow hedge	28	(1,483)
Foreign currency translation adjustments	(7,382)	6,092

	(7,403)	4,621

Total comprehensive income (loss)	$(10,743)	$12,478

NOTE 3 - EARNINGS (LOSS) PER SHARE

     The calculation of basic and diluted earnings (loss) per share is presented below:

	Three Months Ended

	January 27, 2008	January 28, 2007

Net income (loss)	$(3,340)	$7,857

Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effect	-	1,100

Earnings for diluted earnings per share	$(3,340)	$8,957

Weighted average common shares computations:
Weighted average common shares used for basic earnings per share	41,626	41,475
Effect of dilutive securities:
Convertible notes	-	9,441
Employee stock options	-	445

Dilutive potential common shares	-	9,886

Weighted average common shares used for diluted earnings per share	41,626	51,361

Basic earnings per share	$(0.08)	$0.19
Diluted earnings per share	$(0.08)	$0.17

     The effect of the potential conversion of some of the Company's convertible subordinated notes and the exercise of certain stock options has been antidilutive. The following table shows the amount of incremental shares outstanding that would have been added if the assumed conversion of convertible subordinated notes and stock options had been dilutive.

	January 27, 2008	January 28, 2007

Convertible notes	9,441	1,216
Employee stock options	2,648	1,807

Total potentially dilutive shares excluded	12,089	3,023

NOTE 4 - INVESTMENTS

     Short-term investments at January 27, 2008 and October 28, 2007 primarily consist of term deposit and fixed income securities. Long-term investments of $0.1 million at January 27, 2008 and October 28, 2007 included in "Other Assets" primarily consist of available-for-sale equity securities.  Fair values of the Company's investments were determined based upon quoted market prices and cash values.

     Investments at January 27, 2008 were as follows:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Short-term investments:

Term deposit	$3,501	$ -	$ -	$3,501

Foreign bond funds	2,300	111	-	2,411

Total short-term investments	5,801	111	-	5,912

Long-term equity investments	29	89	-	118

	$5,830	$200	$ -	$6,030

Investments at October 28, 2007 were as follows:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Short-term investments:

Term deposit	$3,260	$ -	$ -	$3,260

Foreign bond funds	2,289	108	-	2,397

Total short-term investments	5,549	108	-	5,657

Long-term equity investments	29	109	-	138

	$5,578	$217	$ -	$5,795

     In determining whether investment holdings are other than temporarily impaired, the Company considers the nature, cause, severity and duration of the impairment. The Company and its investment advisors used analyst reports, credit ratings or other items as part of its review.  No investments were impaired as of January 27, 2008.

     The maturities of short-term investments at January 27, 2008 were as follows:

	Cost Basis	Estimated Fair Value

Due in one year or less	$5,801	$5,912

     There were no sales of short-term investments during the three months ended January 27, 2008.  The Company sold $38.4 million of short-term investments during the three months ended January 28, 2007 in connection with the Company's repayment of its 4.75% convertible subordinated notes in December 2006.

     Gross realized gains and losses related to the Company's investments are as follows:

	Three Months Ended

	January 27, 2008	January 28, 2007

Gross realized gains	$ -	$44
Gross realized losses	-	(31)

Net realized gains	$ -	$13

NOTE 5 - STOCK-BASED COMPENSATION PLANS

     In March 2007, shareholders approved a new stock-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to shares of the Company's common stock may be granted from shares authorized but unissued, shares previously issued and reacquired by the Company or both.  A maximum of three million shares of common stock may be issued under the Plan.  Awards may be granted to Company officers, employees and directors, non-employee directors, consultants, advisors and independent contractors of the Company or a subsidiary of the Company.  The Plan prohibits further awards from being issued under prior plans.  The plans are more fully described below.  The Company incurred compensation cost under the plans of $0.5 million and $0.8 million for the three months ended January 27, 2008 and January 28, 2007, respectively.  No compensation cost was capitalized as part of inventory, and no income tax benefit was recorded in those periods.  No equity awards were settled in cash during the periods presented.

Stock Options

     Option awards generally vest in one to four years, and have a ten-year contractual term.  All incentive and non-qualified stock option grants must have an exercise price equal to the market value of the underlying common stock on the date of grant.  The option and share awards provide for accelerated vesting if there is a change in control as defined in the Plan.

     The fair value of option grants is determined with the closing price on the day of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's stock. The Company uses historical option exercise behavior and employee termination data to estimate option life, which represents the period of time that the options granted are expected to remain outstanding.  The risk-free rate of return for the estimated life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  There were no stock option grants during the three months ended January 27, 2008.   The weighted average assumptions used for the three months ended January 28, 2007 are noted in the following table.

Volatility	53.0%

Risk free rate of return	4.5%

Dividend yield	0.0%

Expected average life	4.6 years

     A summary of option awards under the plan as of January 27, 2008 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 27, 2008	2,201,166	$18.79	6.1 years	$ -
Exercisable at January 27, 2008	1,681,921	$19.38	5.5 years	$ -

     There were no share options granted during the three months ended January 27, 2008.  For the comparable period last year 40,000 share options were granted with a weighted average grant date fair value of $7.24 per share. As of January 27, 2008 the total compensation cost related to non-vested option awards not yet recognized was approximately $3.3 million.  That cost is expected to be recognized over a weighted average amortization period of 2.5 years.

Restricted Stock

     The Company also grants restricted stock awards periodically.  The restrictions on these awards lapse over a service period that has ranged from less than one to eight years.  During the three months ended January 27, 2008, 148,300 shares were granted with a weighted average grant date fair value of $11.79 per share.  For the comparable period last year 34,000 shares were granted with a weighted average grant date fair value of $13.99 per share.   As of January 27, 2008, the total compensation cost related to non-vested restricted stock awards not yet recognized was approximately $4.8 million.  That cost is expected to be recognized over a weighted average amortization period of 4.9 years.   A summary of the status of the Company's nonvested restricted shares as of January 27, 2008 is presented below.

Restricted Stock	Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 27, 2008	353,053	4.9 years	$4,102

NOTE 6 - RESTRUCTURING

     Since 2001, the Company has closed manufacturing facilities in North America and in Europe due, in part, to the migration of semiconductor manufacturing to Asia, excess capacity, competitive pricing pressures and weakened demand. Decisions regarding which facilities to close were based on sales volume projections, customer base, and production qualifications.  The Company continues to assess its global manufacturing strategy based on changes in market conditions.   This ongoing assessment could result, in the future, in facilities closures, asset redeployment, workforce reductions, or the addition of increased manufacturing facilities, all of which would be predicated by market conditions and customer requirements.

     In fiscal 2006, the Company recorded total restructuring charges of $15.6 million primarily related to ceasing operations at its manufacturing and research and development facility in Austin, Texas.  During the first quarter of 2007, the Company sold this facility for proceeds of $5.0 million and realized a gain of $2.3 million.

     The following tables set forth the Company's restructuring reserves as of January 27, 2008 and January 28, 2007 respectively, and reflect the activity affecting the reserves for the three months then ended.  As of January 27, 2008, the remaining liability of $1.6 million primarily represents non-cancelable lease obligations that are due under respective lease terms through 2009.

	Three Months Ended
	January 27, 2008

	October 28, 2007	Charges	Utilized	January 27, 2008

Leases and other	$1,687	$ -	$(136)	$1,551

	Three Months Ended
	January 28, 2007

	October 29, 2006	Charges	Utilized	January 28, 2007

Leases and other	$2,654	$ -	$(340)	$2,314

NOTE 7 - GEOGRAPHIC INFORMATION

     The Company operates in a single operating segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors.   Geographic net sales are based primarily on where the Company's facility is located.  The Company's net sales, operating income, and total identifiable assets by geographic area as of and for the three months ended January 27, 2008 and January 28, 2007 were as follows:

	January 27, 2008	January 28, 2007

Net sales
Asia	$ 63,900	$ 58,709
Europe	17,705	19,489
North America	21,610	27,783

	$103,215	$105,981

Operating income (loss)
Asia	$4,423	$ 5,474
Europe	957	2,598
North America	(4,863)	1,219

Gain on sale of facility	-	2,254
Stock-based compensation	(461)	(788)

	$ 56	$10,757

Total identifiable assets
Asia	$ 470,283	$473,486
Europe	105,561	114,221
North America	504,179	375,031

	$1,080,023	$962,738

     The Company is typically impacted during its first fiscal quarter by the North American and European holiday periods as some customers reduce their effective workdays and orders during this period.

NOTE 8 - INCOME TAXES

     The income tax provision differs from the amount computed by applying the United States statutory rate of 35 percent to income before income taxes, primarily due to the Company's reduced tax rates in Korea and Taiwan and valuation allowances placed on its net deferred tax assets.

     In June 2006, the FASB issued FASB Interpretation Number 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109."  The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.   The Company adopted FIN 48 as of the beginning of its 2008 fiscal year.  Prior to adoption, the Company's pre-existing policy was to establish reserves, including interest and penalties, for uncertain tax positions that reflected the probable outcome of known tax contingencies.  As of the date of adoption of FIN 48, the Company has elected to recognize interest, and penalties if applicable, related to uncertain tax positions in the income tax provision in its condensed consolidated statements of operations. As compared to the Company's historical approach, the application of FIN 48 resulted in a net increase to accrued income taxes payable of approximately $1.0 million (including interest and penalties of approximately $0.2 million), and a decrease to retained earnings of the same amount.  There were no significant changes to the liability for uncertain tax positions (or accrued interest and penalties) during the three months ended January 27, 2008.

     As of the date of adoption of FIN 48 the gross unrecognized tax benefits for income taxes associated with uncertain tax positions totaled approximately $3.5 million. If recognized, the benefits would favorably affect the Company’s effective rate in future periods.

     It is possible that material changes to the gross unrecognized tax benefits may be required during fiscal year 2008.  These changes relate to possible settlements in the U.K., Korea and Germany during fiscal year 2008. Though the Company expects these items may result in a net reduction of its unrecognized tax benefits, an estimate of the expected reduction and related income tax benefit cannot be made at this time.

     Currently, the statutes of limitations in the U.S., U.K., Germany and Korea remain open subsequent to and including 2003, 2002, 2001 and 2003, respectively.

NOTE 9 - LONG -TERM BORROWINGS

     Long-term borrowings consist of the following:

	January 27, 2008	October 28, 2007

2.25% convertible subordinated notes due April 15, 2008	$150,000	$150,000

Unsecured foreign notes payable	27,760	25,823

5.6% capital lease obligation due October 2012	19,335	19,912

8.0% capital lease obligation due January 2013	61,661	-

	258,756	195,735
Less current portion	16,019	4,482

	$242,737	$191,253

     During the three months ended January 27, 2008, a capital lease agreement commenced and was also modified for the U.S. Nanofab.  Quarterly lease payments, which bear interest at 8%, are $3.8 million for the period April 2008 through January 2013.  Total lease amounts payable are $75.4 million of which $61.7 million represents principal and $13.7 million represents interest. At the end of the 5-year lease term, ownership of the property transfers to the Company.  The modification during the three months ended January 27, 2008 changed the initial lease payment from January 1, 2008 to April 1, 2008, the final lease payment from October 1, 2012 to January 1, 2013, and increased the total payments under the lease from $73.9 million to $75.4 million.

     On June 6, 2007, the Company entered into a credit agreement with a group of financial institutions that provides for a 5-year, revolving credit facility ("credit facility") with an aggregate commitment of $155 million at January 27, 2008.  In connection therewith, the Company has classified its $150 million, 2.25% convertible subordinated notes due April 15, 2008 as long-term. The credit facility allows for borrowings in various currencies.  The applicable interest rate spread and facility fee vary based upon the Company's senior leverage ratio. Under the terms of the credit facility, the Company is subject to compliance with certain financial and other covenants, as defined, including, but not limited to: Senior Leverage Ratio, Total Leverage Ratio, and Minimum Unrestricted Cash Balances.  The credit facility also limits the amounts of both secured and unsecured debt. The credit facility is secured by a pledge of the Company's stock in certain of its subsidiaries.   Borrowings under the credit facility bear interest at a LIBOR rate, as defined, plus a spread based on the Company's senior leverage ratio.  As of January 27, 2008, $3.3 million of the credit facility was utilized for a standby letter of credit, and the remaining balance of $151.7 million was available to the Company.

     In October 2007, the Company entered into a capital lease agreement in the amount of $19.9 million associated with certain equipment.  Under the capital lease agreement, the Company is required to maintain the equipment in good working condition, and is required to comply with certain non-financial covenants.  Payments under the lease are $0.4 million per month over a 5-year term at a 5.6% interest rate.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

     As of January 27, 2008, the Company had commitments outstanding for capital expenditures of approximately $25 million.

     The Company is subject to various claims that arise in the ordinary course of business.  The Company believes such claims, individually or in the aggregate, will not have a material adverse effect on the business of the Company.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51."  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years.  The Company is currently evaluating the impact, if any, SFAS No. 160 will have on its consolidated financial statements.

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

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. SFAS No. 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The standard also requires that a company use its own nonperformance risk when measuring liabilities carried at fair value, including derivatives. In February 2008, the FASB approved a FASB Staff Position ("FSP") that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FSP did not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. SFAS No. 157 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 will be applied prospectively. The Company intends to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is currently evaluating the effects, if any, that SFAS No. 157 may have on its financial condition and results of operations.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

     Management's discussion and analysis of the Company's financial condition, business results and outlook should be read in conjunction with its condensed consolidated financial statements and related notes. Various segments of this MD&A do contain forward-looking statements, all of which are presented based on current expectations and may be adversely affected by uncertainties and risk factors presented throughout this filing and the Company's Annual Report on Form 10-K for the fiscal 2007 year, leading actual results to materially differ from these expectations.

     The Company sells substantially all of its photomasks to semiconductor designers and manufacturers, and manufacturers of FPDs. Photomask technology is also being applied to the fabrication of other higher performance electronic products such as photonics, micro-electronic mechanical systems and certain nanotechnology applications. The Company's selling cycle is tightly interwoven with the development and release of new semiconductor designs and flat panel applications, particularly as it relates to the semiconductor industry's migration to more advanced design methodologies and fabrication processes. The Company believes that the demand for photomasks primarily depends on design activity rather than sales volumes from products produced using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. In addition, the reduced use of customized ICs, reductions in design complexity or other changes in the technology or methods of manufacturing semiconductors or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks even if demand for semiconductors and FPDs increases. Advances in semiconductor and photomask design and semiconductor production methods could reduce the demand for photomasks. Historically, the semiconductor industry has been volatile with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices.

Material Changes in Results of Operations
Three Months ended January 27, 2008 versus January 28, 2007

     The following table represents selected operating information expressed as a percentage of net sales:

	Three Months Ended

	January 27, 2008	January 28, 2007

Net sales	100.0%	100.0%
Cost of sales	(80.0)	(72.0)

Gross margin	20.0	28.0
Selling, general and administrative expenses	(15.8)	(15.5)
Research and development expenses	(4.1)	(4.5)
Gain on sale of facility	-	2.1

Operating income	0.1	10.1
Other expense, net	(0.6)	(0.3)

Income (loss) before income taxes and minority interest	(0.5)	9.8
Income tax provision	(1.8)	(1.2)
Minority interest	(0.9)	(1.2)

Net income (loss)	(3.2)%	7.4%

     Note: All of the following tabular comparisons, unless otherwise indicated, are for the three months ended January 27, 2008 (Q1-08) and January 28, 2007 (Q1-07) in millions of dollars:

Net Sales

	Three Months Ended

	Q1-08	Q1-07	Percent Change

IC	$ 80.4	$ 85.6	(6.1)%
FPD	22.8	20.4	11.9%

Total net sales	$103.2	$106.0	(2.6)%

     Net sales for Q1-08 decreased 2.6% to $103.2 million as compared to $106.0 million for Q1-07. The decrease is related to reduced IC sales, primarily due to decreased unit demand in North America, and reduced average selling prices (ASPs) globally. High-end photomask applications, which typically have higher ASPs, include mask sets for G6 and above technologies for FPD products and 90 nanometer and below for IC products.Revenues attributable to high-end products were $23.2 million in Q1-08 and $23.7 million in Q1-07. The Company's quarterly revenues can be affected by the seasonal purchasing of its customers. The Company is typically impacted during its first fiscal quarter by the North American and European holiday periods as some customers reduce their effective workdays and orders during this period.  By geographic area, net sales in Asia increased $5.2 million or 8.8%, North American sales decreased $6.2 million or 22.2%, and European sales decreased $1.8 million or 9.2%.  As a percent of total net sales, net sales in Q1-08 in Asia were 62%, North America 21%, and Europe 17%; and net sales in Q1-07 in Asia were 55%, North America 26%, and Europe 19%.

Gross Margin

	Three Months Ended

	Q1-08	Q1-07	Percent Change

Gross margin	$20.6	$29.7	(30.1)%
Percentage of net sales	20.0%	28.0%

     Gross margin percentage decreased to 20.0% in Q1-08 from 28.0% in Q1-07 mainly as a result of the Company's expanded equipment base, primarily in Asia, reduced unit volume in North America, and decreased ASPs. The Company operates in a high fixed cost environment and, to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.  The gross margin percentage throughout the remainder of fiscal 2008 could be negatively impacted by increased depreciation expense associated with the Company's capital expenditures as the Company increases its fixed cost manufacturing base, primarily in the U.S. Nanofab.

Selling, General and Administrative Expenses

	Three Months Ended

	Q1-08	Q1-07	Percent Change

S, G & A expenses	$16.3	$16.4	(0.1)%
Percentage of net sales	15.8%	15.5%

     Selling, general and administrative expenses decreased $0.1 million to $16.3 million in Q1-08 as compared to $16.4 million in Q1-07.

Research and Development

	Three Months Ended

	Q1-08	Q1-07	Percent Change

R&D expenses	$4.2	$4.7	(10.2)%
Percentage of net sales	4.1%	4.5%

     Research and development expenses consist primarily of global development efforts relating to high-end process technologies for advanced sub-wavelength reticle solutions for IC and FPD technologies.  Research and development expenses decreased $0.5 million in Q1-08 as compared to Q1-07.

Gain on Sale of Facility

     In January 2007, the Company sold its Austin, Texas, manufacturing and research and development facility for proceeds of $5.0 million and realized a gain of $2.3 million, which was recorded in operating income in Q1-07.

Other Expense, net

	Three Months Ended

	Q1-08	Q1-07

Interest expense	$(2.1)	$(2.1)
Investment and other income, net	1.5	1.8

Other expense, net	$(0.6)	$(0.3)

     Other expense, net, increased to $(0.6) in Q1-08 as compared to $(0.3) in Q1-07.

Provision for Income Taxes

	Three Months Ended

	Q1-08	Q1-07

Income tax provision	$1.9	$1.3

     The effective income tax rate in Q1-08 differs from the amount computed by applying the U.S. statutory rate of 35% to the loss before income taxes, primarily because income tax provisions incurred in jurisdictions where the Company generated income before income taxes were not significantly offset by income tax benefits in jurisdictions where the Company incurred losses before income taxes due to valuation allowances.  The effective income tax rate in Q1-07 is less than the amount computed by applying the U.S. statutory rate of 35% to the income before income taxes primarily due to the utilization of net operating loss carryforwards in certain jurisdictions, and lower statutory income tax rates in the jurisdictions that generated the majority of the Company’s income before income taxes plus the utilization of income tax credits in those jurisdictions. The income tax provision increased from $1.3 million in Q1-07 to $1.9 million in Q1-08 primarily due to increased income before income taxes in jurisdictions where the Company was profitable.

     The Company's operations have followed the migration of semiconductor industry fabrication to Asia, where the Company operates in countries where it is accorded favorable tax treatment. The Company was accorded tax holidays in Taiwan, one of which expired in December 2006, and another which is expected to begin to expire in 2012. In addition, the Company has been accorded a tax holiday in China which is expected to expire in 2011.  In Korea, various investment tax credits have been utilized to reduce the Company's effective income tax rate.

     In June 2006, the FASB issued FASB Interpretation Number 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109."  The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.    The Company adopted FIN 48 as of the beginning of its 2008 fiscal year.   Prior to adoption, the Company's pre-existing policy was to establish reserves, including interest and penalties, for uncertain tax positions that reflected the probable outcome of known tax contingencies.  As of the date of adoption of FIN 48, the Company has elected to recognize interest, and penalties if applicable, related to uncertain tax positions in the income tax provision in its condensed consolidated statements of operations. As compared to the Company's historical approach, the application of FIN 48 resulted in a net increase to accrued income taxes payable of approximately $1.0 million (including interest and penalties of approximately $0.2 million), and a decrease to retained earnings of the same amount.  There were no significant changes to the liability for uncertain tax positions (or accrued interest and penalties) during the three months ended January 27, 2008.

     As of the date of adoption of FIN 48 the gross unrecognized tax benefits for income taxes associated with uncertain tax positions totaled approximately $3.5 million. If recognized, the benefits would favorably affect the Company’s effective rate in future periods.

     It is possible that material changes to the gross unrecognized tax benefits may be required during fiscal year 2008.  These changes relate to possible settlements in the U.K., Korea and Germany during fiscal year 2008. Though the Company expects these items may result in a net reduction of its unrecognized tax benefits, an estimate of the expected reduction and related income tax benefit cannot be made at this time.

     Currently, the statutes of limitations in the U.S., U.K., Germany and Korea remain open subsequent to and including 2003, 2002, 2001 and 2003, respectively.

Minority Interest in Consolidated Subsidiaries

     Minority interest decreased $0.3 million to $1.0 million in Q1-08 as compared to Q1-07 due to decreased net income at the Company's non-wholly owned subsidiary in Taiwan. The Company's ownership in its subsidiary in Taiwan was approximately 58% at January 27, 2008 and October 28, 2007, and its ownership in its subsidiary in Korea was approximately 99.7% at January 27, 2008 and October 28, 2007.

Liquidity and Capital Resources

     The Company's working capital decreased $34.4 million to $62.2 million at January 27, 2008, as compared to $96.6 million at October 28, 2007, primarily related to payments for capital expenditures, and an increase in the current portion of long-term borrowings related to the U.S. Nanofab capital lease agreement which commenced during Q1-08. Cash, cash equivalents, and short-term investments decreased to $95.0 million at January 27, 2008 as compared to $151.7 million at October 28, 2007 primarily due to payments for capital expenditures. Cash provided by operating activities was $11.7 million for the three months ended January 27, 2008, as compared to $18.6 million for the same period last year primarily due to the Company incurring a net loss of $3.3 million for the three months ended January 27, 2008, as compared to net income of $7.9 million in the same prior year period.   Cash used in investing activities for the three months ended January 27, 2008 was $68.7 million, which is comprised primarily of capital expenditure payments of $65.9 million and additional investment in the MP Mask joint venture of $2.6 million. Cash provided by financing activities of $0.3 million for the three months ended January 27, 2008 was primarily comprised of net proceeds from long-term borrowings.

     At January 27, 2008, the Company had capital commitments outstanding of approximately $25 million. Photronics believes that its currently available resources, together with its capacity for growth, and its access to other debt and equity financing sources, will  be sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the remainder of its 2008 fiscal year.  However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations and existing cash, short-term investments, and its credit facility.

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

Stock-Based Compensation

     Total stock-based compensation expense was $0.5 million and $0.8 million for the three months ended January 27, 2008 and January 28, 2007 respectively, substantially all of which is recorded in selling, general and administrative expenses.  No compensation cost was capitalized as part of inventory, and no income tax benefit has been recorded. As of January 27, 2008 total unrecognized compensation cost of $8.1 million is expected to be recognized over a weighted average amortization period of 3.9 years.

Business Outlook

     A majority of the Company's revenue growth has come from, and is expected to continue to come from, the Asian region, as customers increase their use of manufacturing foundries located outside of North America and Europe.  Additional revenue growth is also anticipated from North America and Europe as a result of utilizing technology licensed under the Company's technology license with Micron Technology, Inc. The Company's Korean and Taiwanese operations are nonwholly owned subsidiaries.  Therefore, a portion of earnings generated at each of these locations is allocated to the minority shareholders.

     The Company continues to assess its global manufacturing strategy as its sales volume continues to grow in Asia. This ongoing assessment could result in future facilities closures, asset redeployments, workforce reductions, or the addition of increased manufacturing facilities, all of which would be based on market conditions and customer requirements.

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

Derivative Instruments and Hedging Activities

     The Company records derivatives in the condensed consolidated balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are reported in the condensed consolidated statements of income or as accumulated other comprehensive income, a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. Among other criteria, in order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in the fair value or cash flows of the hedged items during the term of the hedge. The Company uses judgment in assessing the fair value of derivatives and related financial instruments, including assumptions utilized in derivative fair value models in areas such as projected interest rates and changes in the Company's stock price during the contract term.  The Company manages its foreign currency fluctuation risks through these derivative instruments.

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

     Depreciation and amortization are computed on the straight line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 15 to 40 years, machinery and equipment over 3 to 10 years and furniture, fixtures and office equipment over 3 to 5 years. Leasehold improvements are amortized over the life of the lease or the estimated useful life of the improvement, whichever is less. Judgment and assumptions are used in establishing estimated useful lives and depreciation periods. The Company also uses judgment and assumptions as it periodically reviews property, plant and equipment for any potential impairment in carrying values whenever events such as a significant industry downturn, plant closure, technological obsolescence, or other change in circumstances indicate that their carrying amount may not be recoverable. Actual fair values may differ from estimated fair values.

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

Investment in Joint Venture

     Investments in joint ventures over which the Company has the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net income (loss) of the joint venture. These investments are evaluated for impairment in accordance with the requirements of Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." An impairment loss would be recorded whenever a decline in the value of an equity investment below its carrying amount is determined to be other than temporary. In judging "other than temporary," the Company would consider the length of time and extent to which the fair value of the investment has been less than the carrying amount of the equity company, the near-term and longer-term operating and financial prospects of the equity company, and its longer-term intent of retaining the investment in the equity company.

Income Taxes

     The income tax provision (benefit) is computed on the basis of consolidated financial statement income or loss before income taxes. Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company uses judgment and assumptions to determine if valuation allowances for deferred income tax assets are required if realization is not likely by considering future market growth, forecasted operations, future taxable income, and the mix of earnings in the tax jurisdictions in which it operates.

     The Company considers income taxes in each of the tax jurisdictions in which it operates in order to determine its effective income tax rate. Current income tax exposure is identified and temporary differences resulting from differing treatments of items for tax and financial reporting purposes are assessed. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheets. Additionally, the Company evaluates the recoverability of deferred income tax assets from future taxable income and establishes valuation allowances if recovery is deemed not likely. Accordingly, the income tax provision in the consolidated statements of operations is impacted by changes in the valuation allowance. Significant management estimates and judgment are required in determining any valuation allowance recorded against net deferred tax assets.

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

     Sales Taxes - The Company presents it revenues in the consolidated statements of operations net of sales taxes, if any (excluded from revenues).

Effect of New Accounting Standards

      In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51."  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years.  The Company is currently evaluating the impact, if any, SFAS No. 160 will have on its consolidated financial statements.

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

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. SFAS No. 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The standard also requires that a company use its own nonperformance risk when measuring liabilities carried at fair value, including derivatives. In February 2008, the FASB approved a FASB Staff Position ("FSP") that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FSP did not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. SFAS No. 157 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 will be applied prospectively. The Company intends to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is currently evaluating the effects, if any, that SFAS No. 157 may have on its financial condition and results of operations.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company records derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company does not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of those derivatives are reported in the condensed consolidated statement of income, or as accumulated other comprehensive income, a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting among other criteria, the derivative must be highly effective in achieving offsetting changes in the fair value or cash flows of the hedged items during the term of the hedge. In general, the types of risks hedged are those relating to the variability of future cash flows caused by movements in foreign currency exchange and interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of, and during the term of each hedge.

Foreign Currency Exchange Rate Risk

     The Company conducts business in several major international currencies through its worldwide operations and is subject to changes in foreign exchange rates of such currencies. Changes in exchange rates can positively or negatively affect the Company's sales, operating margins and retained earnings. The principal functional currencies of the Company's Asian subsidiaries are the Korean won, New Taiwan dollar, Chinese renminbi and Singapore dollar. The principal functional currencies of the Company's European subsidiaries are the British pound and the euro.

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

     The Company's primary net foreign currency exposures as of January 27, 2008 included the Korean won, the Singapore dollar, the New Taiwan dollar, the Chinese renminbi, the British pound and the euro. As of January 27, 2008, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $4.8 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations or cash flows.

     In April, 2006, the Company's Korean subsidiary entered into a foreign currency rate swap contract which, under the terms of the contract, effectively converted a $50 million interest bearing intercompany loan denominated in U.S. dollars to Korean won. During the three months ended January 27, 2008, $20 million of the intercompany loan was repaid, which reduced the intercompany loan and the related swap balance to $30 million. This contract expires in November 2008, the due date of the intercompany loan. The Company elected not to designate the foreign currency rate swap contract as a hedge which results in mark-to-market adjustments in the condensed consolidated statements of income.

     In accordance with SFAS No. 133, "Accounting for Derivatives and Hedging Activities," hedges related to anticipated transactions are designated and documented at their inception as cash flow hedges and are evaluated for effectiveness.  In September, 2006, the Company entered into forward contracts to convert the fixed yen purchase price of certain equipment into fixed U.S. dollar amounts, which were designated as cash flow hedges. The Company records these derivative instruments in either current assets, noncurrent assets, or accrued liabilities, depending on their net position, at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are recognized in earnings for the ineffective portion of hedges or in shareholders equity as a component of accumulated other comprehensive income or loss for the effective portion.  As of January 27, 2008, all of the Company's forward contracts were settled.

Interest Rate Risk

     The majority of the Company's borrowings at January 27, 2008 were in the form of its convertible subordinated note which bears interest at a fixed rate of 2.25%, and its capital lease obligation for the U.S. Nanofab which bears interest at a fixed rate of 8%.   At January 27, 2008, the Company had approximately $64 million in net variable rate financial instrument assets which were sensitive to interest rate risk. A 10% change in interest rates would not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Act of 1934) as of January 27, 2008, the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of January 27, 2008, the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in Internal Control over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the Company's first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  RISKS RELATING TO THE COMPANY'S BUSINESS

     There have been no material changes to risks relating to the Company's business as disclosed in Part 1, Item 1A of the Company's Form 10-K for the year ended October 28, 2007.

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

Date:  March 3, 2008