Form 10-Q
period 2008-04-27
PHOTRONICS INC
filed 2008-06-05
CIK 810136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 27, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 30, 2008
Common Stock, $0.01 par value	41,987,962Shares

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
AND SUBSIDIARIES

INDEX

PART I.     FINANCIAL INFORMATION

Item 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	April 27, 2008	October 28, 2007

ASSETS

Current assets:
Cash and cash equivalents	$ 67,103	$ 146,049
Short-term investments	2,494	5,657
Accounts receivable, net of allowance of $2,933 in 2008
and $3,721 in 2007	79,034	68,248
Inventories	19,655	17,716
Deferred income taxes	2,634	3,071
Other current assets	6,282	6,244

Total current assets	177,202	246,985

Property, plant and equipment, net	590,953	531,578
Goodwill	138,534	138,534
Investment in joint venture	70,506	67,900
Other intangibles, net	65,763	68,835
Other assets	5,848	5,948

	$1,048,806	$1,059,780

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term borrowings	$ 17,523	$ 4,482
Accounts payable	87,402	114,221
Accrued liabilities	30,016	31,676

Total current liabilities	134,941	150,379

Long-term borrowings	204,938	191,253
Deferred income taxes	8,085	8,143
Other liabilities	5,949	6,256

Total liabilities	353,913	356,031

Minority interest	53,362	49,465

Shareholders' equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 41,643 shares issued and outstanding at April 27, 2008 and 41,635 issued and outstanding at October 28, 2007	416	416
Additional paid-in capital	383,036	381,876
Retained earnings	220,722	227,175
Accumulated other comprehensive income	37,357	44,817

Total shareholders' equity	641,531	654,284

	$1,048,806	$1,059,780

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended

	April 27, 2008	April 29, 2007	April 27, 2008	April 29, 2007

Net sales	$110,330	$109,626	$213,545	$215,607

Costs and expenses:

Cost of sales	(90,056)	(83,433)	(172,675)	(159,749)

Selling, general and administrative	(13,575)	(14,442)	(29,878)	(30,883)

Research and development	(4,613)	(4,324)	(8,851)	(9,044)

Gain on sale of facility	-	-	-	2,254

Operating income	2,086	7,427	2,141	18,185

Other income (expense), net
Interest expense	(2,849)	(936)	(4,983)	(3,032)
Investment and other income (expense), net	(347)	1,366	1,219	3,177

Income (loss) before income taxes and minority interest	(1,110)	7,857	(1,623)	18,330

Income tax benefit (provision)	(932)	6,400	(2,804)	5,088

Income (loss) before minority interest	(2,042)	14,257	(4,427)	23,418

Minority interest	(27)	(191)	(982)	(1,495)

Net income (loss)	$ (2,069)	$ 14,066	$ (5,409)	$ 21,923

Earnings (loss) per share:

Basic	$(0.05)	$0.34	$(0.13)	$0.53

Diluted	$(0.05)	$0.30	$(0.13)	$0.47

Weighted average number of common shares outstanding:

Basic	41,638	41,513	41,632	41,494

Diluted	41,638	51,399	41,632	51,380

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended

	April 27, 2008	April 29, 2007

Cash flows from operating activities:
Net income (loss)	$(5,409)	$ 21,923
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,280	47,840
Gain on sale of facility	-	(2,254)
Minority interest in income of consolidated subsidiaries	982	1,495
Changes in assets and liabilities:
Accounts receivable	(10,267)	8,973
Inventories	(2,380)	1,163
Other current assets	(273)	7,403
Accounts payable and other	1,170	(14,998)

Net cash provided by operating activities	35,103	71,545

Cash flows from investing activities:
Purchases of property, plant and equipment	(78,067)	(37,346)
Investment in joint venture	(2,598)	-
Purchases of short-term investments	(306)	-
Proceeds from sales of investments and other	3,552	48,507
Proceeds from sale of facility	-	5,011

Net cash provided by (used in) investing activities	(77,419)	16,172

Cash flows from financing activities:
Repayments of long-term borrowings	(168,991)	(87,087)
Proceeds from long-term borrowings	132,140	3,369
Proceeds from issuance of common stock	-	552
Other	(498)	-

Net cash used in financing activities	(37,349)	(83,166)

Effect of exchange rate changes on cash	719	(2,186)

Net increase (decrease) in cash and cash equivalents	(78,946)	2,365
Cash and cash equivalents at beginning of period	146,049	129,425

Cash and cash equivalents at end of period	$67,103	$131,790

Supplemented disclosure of cash flow information:
Change in accrual for purchases of property, plant and equipment	$(25,991)	$ (702)
Capital lease obligation for purchases of property, plant and equipment	$ 61,662	$ -

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended April 27, 2008 and April 29, 2007
(unaudited)
(in thousands, except share amounts)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     Photronics, Inc. and its subsidiaries (the "Company" or "Photronics") is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays ("FPDs"), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits ("IC") and a variety of FPDs and, to a lesser extent, other types of electrical and optical components. The Company currently operates principally from eleven manufacturing facilities; three of which are located in Europe, two in Taiwan, one each in Korea, Singapore, and China; and three in the United States, including a state-of-the-art nanofab facility ("U.S. Nanofab") in Boise, Idaho, which commenced production during the three months ended April 27, 2008.

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

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

     The following table summarizes comprehensive income (loss) for the three and six months ended April 27, 2008 and April 29, 2007:

	Three Months Ended		Six Months Ended

	April 27, 2008	April 29, 2007	April 27, 2008	April 29, 2007

Net income (loss)	$(2,069)	$14,066	$ (5,409)	$21,923

Other comprehensive income:
Change in unrealized net gains on investments, net of tax	(43)	(133)	(92)	(120)

Change in fair value of cash flow hedges	44	110	72	(1,373)

Foreign currency translation adjustments	(58)	467	(7,440)	6,558

	(57)	444	(7,460)	5,065

Total comprehensive income (loss)	$(2,126)	$14,510	$(12,869)	$26,988

NOTE 3 - EARNINGS (LOSS) PER SHARE

     The calculation of basic and diluted earnings (loss) per share is presented below:

	Three Months Ended		Six Months Ended

	April 27, 2008	April 29, 2007	April 27, 2008	April 29, 2007

Net income (loss)	$(2,069)	$14,066	$(5,409)	$21,923

Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effect	-	1,100	-	2,201

Earnings for diluted earnings (loss) per share	$(2,069)	$15,166	$(5,409)	$24,124

Weighted average common shares computations:
Weighted average common shares used for basic earnings (loss) per share	41,638	41,513	41,632	41,494
Effect of dilutive securities:
Convertible notes	-	9,441	-	9,441
Employee stock options	-	445	-	445

Dilutive potential common shares	-	9,886	-	9,886

Weighted average common shares used for diluted earnings per share	41,638	51,399	41,632	51,380

Earnings (loss) per share:
Basic	$(0.05)	$0.34	$(0.13)	$0.53
Diluted	$(0.05)	$0.30	$(0.13)	$0.47

     The potential effect of the conversion of the Company's convertible subordinated notes and the exercise of some of its employee stock options would be antidilutive. The following table shows the amount of incremental shares outstanding that would have been added if the assumed conversion of convertible subordinated notes and stock options had been dilutive.

	Three Months Ended		Six Months Ended

	April 27, 2008	April 29, 2007	April 27, 2008	April 29, 2007

Convertible notes	8,196	-	8,818	608
Employee stock options	2,502	1,770	2,389	1,789

Total potentially dilutive shares excluded	10,698	1,770	11,207	2,397

NOTE 4 - INVESTMENTS

     Short-term investments at April 27, 2008 consist of foreign bond fund securities and, at October 28, 2007 included term deposits. Long-term investments of $0.1 million at April 27, 2008 and October 28, 2007 included in "Other Assets" primarily consist of available-for-sale equity securities. Fair values of the Company's investments were determined based upon quoted market prices and cash values.

     Investments at April 27, 2008 were as follows:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Short-term investments:

Foreign bond funds	$2,450	$ 44	$ -	$2,494

Long-term equity investments	30	94	-	124

	$2,480	$138	$ -	$2,618

Investments at October 28, 2007 were as follows:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Short-term investments:

Term deposit	$3,260	$ -	$ -	$3,260

Foreign bond funds	2,289	108	-	2,397

Total short-term investments	5,549	108	-	5,657

Long-term equity investments	29	109	-	138

	$5,578	$217	$ -	$5,795

     In determining whether investment holdings are other than temporarily impaired, the Company considers the nature, cause, severity and duration of the impairment. The Company and its investment advisors used analyst reports, credit ratings or other items as part of its review. No investments were impaired as of April 27, 2008.

     The maturities of short-term investments at April 27, 2008 were as follows:

	Cost Basis	Estimated Fair Value

Due in one year or less	$2,450	$2,494

     During the six months ended April 27, 2008 the Company's term deposits matured. The Company sold $47.4 million of short-term investments during the six months ended April 29, 2007 in connection with the Company's repayment of its 4.75% convertible subordinated notes in December 2006.

     Gross realized gains and losses related to the Company's investments were as follows:

	Three Months Ended		Six Months Ended

	April 27, 2008	April 29, 2007	April 27, 2008	April 29, 2007

Gross realized gains	$ -	$391	$ -	$435
Gross realized losses	-	(56)	-	(87)

Net realized gains	$ -	$335	$ -	$348

NOTE 5 - STOCK-BASED COMPENSATION PLANS

     In March 2007, shareholders approved a new stock-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to shares of the Company's common stock may be granted from shares authorized but unissued, shares previously issued and reacquired by the Company or both. A maximum of three million shares of common stock may be issued under the Plan. Awards may be granted to Company officers, employees and directors, non-employee directors, consultants, advisors and independent contractors of the Company or a subsidiary of the Company. The Plan prohibits further awards from being issued under prior plans. The plans are more fully described below. The Company incurred compensation cost under the plans for the three and six months ended April 27, 2008 of $0.7 million and $1.2 million, respectively, as compared to $0.7 million and $1.5 million, respectively, for the comparable prior year periods. No compensation cost was capitalized as part of inventory, and no income tax benefit was recorded in those periods. No equity awards were settled in cash during the periods presented.

Stock Options

     Option awards generally vest in one to four years, and have a ten-year contractual term. All incentive and non-qualified stock option grants must have an exercise price equal to the market value of the underlying common stock on the date of grant. The option and share awards provide for accelerated vesting if there is a change in control as defined in the Plan.

     The fair value of option grants is determined with the closing price on the day of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's stock. The Company uses historical option exercise behavior and employee termination data to estimate option life, which represents the period of time that the options granted are expected to remain outstanding. The risk-free rate of return for the estimated life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average assumptions used for the six months ended April 27, 2008 and April 29, 2007 are noted in the following table.

	Six Months Ended

	April 27, 2008	April 29, 2007

Volatility	43.1%	52.8%

Risk free rate of return	2.5% - 2.6%	4.5%

Dividend yield	0.0%	0.0%

Expected term	4.7 years	4.6 years

      A summary of option awards under the plan as of April 27, 2008 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at April 27, 2008	2,184,815	$18.68	5.9 years	$ -
Exercisable at April 27, 2008	1,673,945	$19.32	5.3 years	$ -

     There were 18,500 share options granted with a weighted average grant date fair value of $4.15 during the six months ended April 27, 2008. For the comparable period last year 50,750 share options were granted with a weighted average grant date fair value of $7.31 per share. As of April 27, 2008 the total compensation cost related to non-vested option awards not yet recognized was approximately $3.0 million. That cost is expected to be recognized over a weighted average amortization period of 2.3 years.

Restricted Stock

     The Company also grants restricted stock awards periodically. The restrictions on these awards lapse over a service period that has ranged from less than one to eight years. During the six months ended April 27, 2008, 149,300 shares were granted with a weighted average grant date fair value of $11.79 per share. For the comparable period last year 36,500 shares were granted with a weighted average grant date fair value of $14.11 per share. As of April 27, 2008, the total compensation cost related to non-vested restricted stock awards not yet recognized was approximately $4.5 million, which is expected to be recognized over a weighted average amortization period of 4.7 years. A summary of the status of the Company's nonvested restricted shares as of April 27, 2008 is presented below.

Restricted Stock	Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at April 27, 2008	344,928	4.7 years	$3,711

NOTE 6 - GEOGRAPHIC INFORMATION

     The Company operates in a single operating segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors. Geographic net sales are based primarily on where the Company's facility is located. The Company's net sales and operating income (loss) for the three and six months ended April 27, 2008 and April 29, 2007, and long-lived assets by geographic area as of April 27, 2008 and October 28, 2007, were as follows:

	Three Months Ended		Six Months Ended

	April 27, 2008	April 29, 2007	April 27, 2008	April 29, 2007

Net sales
Asia	$ 66,137	$ 63,896	$130,037	$122,605
Europe	18,060	18,999	35,766	38,488
North America	26,133	26,731	47,742	54,514

	$110,330	$109,626	$213,545	$215,607

Operating Income (loss)
Asia	$3,910	$3,851	$8,332	$ 9,325
Europe	2,360	1,943	3,318	4,542
North America	(3,484)	2,331	(8,349)	3,550

Gain on sale of facility	-	-	-	2,254
Stock-based compensation	(700)	(698)	(1,160)	(1,486)

	$2,086	$7,427	$2,141	$18,185

	April 27, 2008	October 28, 2007

Long-lived assets
Asia	$337,540	$329,619
Europe	52,384	67,084
North America	201,029	134,875

	$590,953	$531,578

     The Company is typically impacted during its first fiscal quarter by the North America and European holiday periods as some customers reduce their effective workdays and orders during this period.

NOTE 7 - INCOME TAXES

     The effective tax rate in Q2-08 differs from the amount computed by applying the U.S. statutory rate of 35% to the income before taxes primarily because income tax provisions in jurisdictions where the Company generated income were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where the Company incurred losses. The effective tax rate in Q2-07 differs from the amount computed by applying the U.S. statutory rate of 35% to income before taxes primarily due to the benefit recorded for the resolution and settlement of U.S. and foreign tax matters that were associated with uncertain tax positions in prior years.

     The Company's operations have followed the migration of semiconductor industry fabrication to Asia, where the Company operates in countries where it is accorded favorable tax treatment. PKLT, the Company's FPD manufacturing facility in Taiwan, is accorded a tax holiday, which is expected to expire in 2012. In addition, the Company has been accorded a tax holiday in China which is expected to expire in 2011. These tax holidays had no dollar or per share effect in the three and six months ended April 27, 2008 and April 29, 2007. In Korea and Taiwan, various investment tax credits have been utilized to reduce the Company's effective income tax rate.

     In June 2006, the FASB issued FASB Interpretation Number 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109." The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company adopted FIN 48 as of the beginning of its 2008 fiscal year. Prior to adoption, the Company's pre-existing policy was to establish reserves, including interest and penalties, for uncertain tax positions that reflected the probable outcome of known tax contingencies. As of the date of adoption of FIN 48, the Company has elected to recognize interest, and penalties if applicable, related to uncertain tax positions in the income tax provision in its condensed consolidated statements of operations. As compared to the Company's historical approach, the application of FIN 48 resulted in a net increase to accrued income taxes payable of approximately $1.0 million (including interest and penalties of approximately $0.2 million), and a decrease to retained earnings of the same amount. There were no significant changes to the liability for uncertain tax positions (or accrued interest and penalties) during the six months ended April 27, 2008.

     As of the date of adoption of FIN 48 the gross unrecognized tax benefits for income taxes associated with uncertain tax positions totaled approximately $3.5 million. If recognized, the benefits would favorably affect the Company’s effective rate in future periods.

     It is possible that material changes to the gross unrecognized tax benefits may be required during fiscal year 2008. These changes relate to possible settlements in the U.K. and Germany during fiscal year 2008. Though the Company expects these items may result in a net reduction of its unrecognized tax benefits, an estimate of the expected reduction and related income tax benefit cannot be made at this time.

     Currently, the statutes of limitations remain open subsequent to and including 2003 in the U.S. and Korea, 2002 in the U.K., and 2001 in Germany.

NOTE 8 - LONG -TERM BORROWINGS

     Long-term borrowings consist of the following:

	April 27, 2008	October 28, 2007

Borrowings under revolving credit facility, which bears interest at a variable rate, as defined (4.2% at April 27, 2008)	$115,000

2.25% convertible subordinated notes redeemed on April 15, 2008	-	$150,000

8.0% capital lease obligation payable through January 2013	59,124	-

5.6% capital lease obligation payable through October 2012	18,459	19,912

Foreign notes payable	29,878	25,823

	222,461	195,735
Less current portion	17,523	4,482

	$204,938	$191,253

     On April 15, 2008, the Company redeemed its $150.0 million 2.25% convertible subordinated notes. In connection with this redemption, the Company had net borrowings of $115.0 million under its revolving credit facility ("credit facility") at April 27, 2008. The Company entered into the credit facility agreement on June 6, 2007 with a group of financial institutions. The credit facility provides for an aggregate commitment of $155.0 million over a 5-year term, and allows for borrowings in various currencies. The applicable interest rate spread and facility fee vary based upon the Company's senior leverage ratio. Under the terms of the credit facility, the Company is subject to compliance with certain financial and other covenants, as defined, including, but not limited to: Senior Leverage Ratio, Total Leverage Ratio, and Minimum Unrestricted Cash Balances. The credit facility also limits the amounts of both secured and unsecured debt. The credit facility is secured by a pledge of the Company's stock in certain of its subsidiaries. Borrowings under the credit facility bear interest at certain benchmarked interest rates, as defined, plus a spread based on the Company's senior leverage ratio. On April 25, 2008, the credit facility was amended, primarily amending the Applicable Rate chart and the Maximum Senior Leverage Ratio terms, and providing that the Company enter into an agreement evidencing permanent long-term capital of at least $75.0 million by November 2, 2008. As of April 27, 2008, $115.0 million was borrowed under the credit facility and $3.6 million was utilized for a standby letter of credit, and the remaining balance of $36.4 million was available to the Company.

     During the three months ended January 27, 2008, a capital lease agreement commenced and was also modified as discussed below for the U.S. Nanofab. Quarterly lease payments, which bear interest at 8%, are $3.8 million for the period April 2008 through January 2013. As of April 27, 2008 total capital lease amounts payable were $71.6 million of which $59.1 million represents principal and $12.5 million represents interest. At the end of the 5-year lease term, ownership of the property transfers to the Company. The modification during the three months ended January 27, 2008 changed the initial lease payment from January 1, 2008 to April 1, 2008, the final lease payment from October 1, 2012 to January 1, 2013, and increased the total payments under the lease from $73.9 million to $75.4 million.

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

     Foreign notes payable, as of April 27, 2008, consist of a China term and revolving debt credit facility and a short-term credit line facility, both of which are fully outstanding, and amount to RMB 186 million ($26.7 million) and RMB 22.5 million ($3.2 million). As of April 27, 2008, the term loan interest rate was 7.65%, the revolver was 7.42%, and the short-term credit line was 5.87%. Rates are subject to change based on the People's Bank of China base rate, as defined. The term and revolving debt credit facility is due in October, 2010, and the short-term credit line is due in March, 2009. The Company is subject to certain financial and other covenants similar to those of its credit facility described above.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     As of April 27, 2008, the Company had commitments outstanding for capital expenditures of approximately $22 million.

     The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse effect on the business of the Company.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2008, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 will be effective 60 days following the Security and Exchange Commission's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company is evaluating the impact, if any, SFAS No. 162 will have on its consolidated financial statements.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is evaluating the impact, if any, SFAS No. 161 will have on its consolidated financial statements.

      In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51." SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. The Company is currently evaluating the impact SFAS No. 160 will have on its consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141R, "Business Combinations."  SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and, therefore will not impact the Company's consolidated financial statements upon adoption.

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

     The Company sells substantially all of its photomasks to semiconductor designers and manufacturers, and manufacturers of flat panel displays (FPDs). Photomask technology is also being applied to the fabrication of other higher performance electronic products such as photonics, micro-electronic mechanical systems and certain nanotechnology applications. The Company's selling cycle is tightly interwoven with the development and release of new semiconductor designs and flat panel applications, particularly as it relates to the semiconductor industry's migration to more advanced design methodologies and fabrication processes. The Company believes that the demand for photomasks primarily depends on design activity rather than sales volumes from products produced using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. In addition, the reduced use of customized integrated circuits (ICs), reductions in design complexity or other changes in the technology or methods of manufacturing semiconductors or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks even if demand for semiconductors and FPDs increases. Advances in semiconductor and photomask design and semiconductor production methods could reduce the demand for photomasks. Historically, the semiconductor industry has been volatile with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices.

Material Changes in Results of Operations
Three and Six Months ended April 27, 2008 and April 29, 2007

     The following table represents selected operating information expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended

	April 27, 2008	April 29, 2007	April 27, 2008	April 29, 2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(81.6)	(76.1)	(80.9)	(74.1)

Gross margin	18.4	23.9	19.1	25.9
Selling, general and administrative expenses	(12.3)	(13.2)	(14.0)	(14.3)
Research and development expenses	(4.2)	(3.9)	(4.1)	(4.2)
Gain on sale of facility	-	-	-	1.0

Operating income	1.9	6.8	1.0	8.4

Other income (expense), net	(2.9)	0.4	(1.8)	0.1

Income before income taxes and minority interest	(1.0)	7.2	(0.8)	8.5
Income tax benefit (provision)	(0.9)	5.8	(1.3)	2.4
Minority interest	-	(0.2)	(0.4)	(0.7)

Net income (loss)	(1.9)%	12.8%	(2.5)%	10.2%

     All of the following tabular comparisons, unless otherwise indicated, are for the three months ended April 27, 2008 (Q2-08) and April 29, 2007 (Q2-07) and for the six months ended April 27, 2008 (YTD-08) and April 29, 2007 (YTD-07) in millions of dollars:

Net Sales

	Three Months Ended			Six Months Ended

	Q2-08	Q2-07	Percent Change	YTD-08	YTD-07	Percent Change

IC	$ 80.0	$ 88.3	(9.4)%	$160.4	$173.9	(7.7)%
FPD	30.3	21.3	42.1%	53.1	41.7	27.3%

Total net sales	$110.3	$109.6	0.6%	$213.5	$215.6	(1.0)%

     Net sales for Q2-08 increased to $110.3 million as compared to $109.6 million for Q2-07. The increase is related to increased sales of FPD photomasks of $9.0 million, primarily associated with increased unit sales of high-end FPD photomasks. Sales of IC photomasks declined approximately $8.3 million as a result of a decline in average selling prices ("ASPs"), principally from mainstream products. High-end photomask applications, which typically have higher ASPs, include mask sets for FPD products using G6 and above technologies and IC products using 90 nanometer and below technologies. By geographic area, net sales in Q2-08 as compared to Q2-07 increased by $2.2 million or 3.5% in Asia, decreased by $0.6 million or 2.2% in North America, and decreased by $0.9 million or 4.9% in Europe.As a percent of total sales in Q2-08, net sales were 60% in Asia, 24% in North America, and 16% in Europe; and net sales in Q2-07 in Asia were 58%, North America 24%, and Europe 18%.

     For YTD-08, net sales decreased 1.0% or $2.1 million, primarily related to reduced sales of IC photomasks of approximately $13.5 million as a result of decreased ASPs, principally from mainstream products. The decrease was mitigated, to some extent, by an increase of $11.4 million in net sales of FPD photomasks, principally high-end. The Company's quarterly revenues can be affected by the seasonal purchasing of its customers.

Gross Margin

	Three Months Ended			Six Months Ended

	Q2-08	Q2-07	Percent Change	YTD-08	YTD-07	Percent Change

Gross margin	$20.3	$26.2	(22.5)%	$40.9	$55.9	(26.8)%
Percentage of net sales	18.4%	23.9%		19.1%	25.9%

     Gross margin decreased to 18.4% in Q2-08 from 23.9% in Q2-07 primarily due to decreased IC ASPs and as a result of the Company's expanded manufacturing base, including manufacturing costs associated with the U.S. NanoFab, which commenced operations during Q2-08. Gross margin decreased to 19.1% in YTD-08 from 25.9% in YTD-07 primarily due to decreased IC ASPs and the Company's aforementioned increased manufacturing base. The Company operates in a high fixed cost environment and to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted. Additionally, the gross margin percentage throughout the remainder of fiscal 2008 could be negatively impacted by increased depreciation expense and other costs associated with the Company's increased fixed cost manufacturing base, primarily at the U.S. NanoFab.

Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended

	Q2-08	Q2-07	Percent Change	YTD-08	YTD-07	Percent Change

Selling, general and administrative expenses	$13.6	$14.4	(6.0)%	$29.9	$30.9	(3.3)%
Percentage of net sales	12.3%	13.2%		14.0%	14.3%

      Selling, general and administrative expenses decreased $0.8 million to $13.6 million in Q2-08, compared with $14.4 million in Q2-07. Selling, general, and administrative expenses were $29.9 million and $30.9 million in YTD-08 and YTD-07, respectively. These decreases were primarily a result of reduced salaries and related benefits as a result of cost reduction programs.

Research and Development

	Three Months Ended			Six Months Ended

	Q2-08	Q2-07	Percent Change	YTD-08	YTD-07	Percent Change

Research and development	$4.6	$4.3	6.7%	$8.9	$9.0	(2.1)%
Percentage of net sales	4.2%	3.9%		4.1%	4.2%

     Research and development expenses consist primarily of global development efforts relating to high-end process technologies for advanced sub-wavelength reticle solutions for IC and FPD technologies. Research and development expenses increased by $0.3 million to $4.6 million in Q2-08, as compared to $4.3 million in Q2-07. On a YTD basis, research and development expenses decreased $0.1 million to $8.9 million in YTD-08, as compared to $9.0 million in YTD-07.

Gain on Sale of Facility

     In January 2007, the Company sold its Austin, Texas, manufacturing and research and development facility for proceeds of $5.0 million and realized a gain of $2.3 million, which was recorded in operating income in Q1-07.

Other Income (expense), net

	Three Months Ended		Six Months Ended

	Q2-08	Q2-07	YTD-08	YTD-07

Interest expense	$(2.8)	$(0.9)	$(5.0)	$(3.0)
Investment and other income (expense), net	(0.4)	1.3	1.2	3.1

Other income (expense), net	$(3.2)	$ 0.4	$(3.8)	$ 0.1

     Interest expense in Q2-08 and YTD-08 increased as compared to the same periods in the prior year, primarily as a result of the Company's increased debt levels year-over-year. Investment and other income (expense), net, for Q2-08 decreased as compared to Q2-07 mainly due to higher foreign currency exchange losses. Investment and other income (expense), net, for YTD-08 decreased as compared to YTD-07 as a result of decreased investment income associated with reduced cash and short-term investment balances.

Provision for Income Taxes

	Three Months Ended		Six Months Ended

	Q2-08	Q2-07	YTD-08	YTD-07

Income tax benefit (provision)	$(0.9)	$6.4	$(2.8)	$5.1

     The effective tax rates in Q2-08 and YTD-08 differ from the amounts computed by applying the U.S. statutory rate of 35% to the income before taxes primarily because income tax provisions in jurisdictions where the Company generated income were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where the Company incurred losses. The effective tax rates in Q2-07 and YTD-07 differ from the amounts computed by applying the U.S. statutory rate of 35% to income before taxes primarily due to the benefit recorded for the resolution and settlement of U.S. and foreign tax matters that were associated with uncertain tax positions in prior years.

     The Company's operations have followed the migration of semiconductor industry fabrication to Asia, where the Company operates in countries where it is accorded favorable tax treatment. PKLT, the Company's FPD manufacturing facility in Taiwan, is accorded a tax holiday, which is expected to expire in 2012. In addition, the Company has been accorded a tax holiday in China which is expected to expire in 2011. These tax holidays had no dollar or per share effect in the three and six months ended April 27, 2008 and April 29, 2007. In Korea and Taiwan, various investment tax credits have been utilized to reduce the Company's effective income tax rate.

     In June 2006, the FASB issued FASB Interpretation Number 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109." The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company adopted FIN 48 as of the beginning of its 2008 fiscal year. Prior to adoption, the Company's pre-existing policy was to establish reserves, including interest and penalties, for uncertain tax positions that reflected the probable outcome of known tax contingencies. As of the date of adoption of FIN 48, the Company has elected to recognize interest, and penalties if applicable, related to uncertain tax positions in the income tax provision in its condensed consolidated statements of operations. As compared to the Company's historical approach, the application of FIN 48 resulted in a net increase to accrued income taxes payable of approximately $1.0 million (including interest and penalties of approximately $0.2 million), and a decrease to retained earnings of the same amount. There were no significant changes to the liability for uncertain tax positions (or accrued interest and penalties) during the six months ended April 27, 2008.

     As of the date of adoption of FIN 48 the gross unrecognized tax benefits for income taxes associated with uncertain tax positions totaled approximately $3.5 million. If recognized, the benefits would favorably affect the Company’s effective rate in future periods.

     It is possible that material changes to the gross unrecognized tax benefits may be required during fiscal year 2008. These changes relate to possible settlements in the U.K. and Germany during fiscal year 2008. Though the Company expects these items may result in a net reduction of its unrecognized tax benefits, an estimate of the expected reduction and related income tax benefit cannot be made at this time.

     Currently, the statutes of limitations remain open subsequent to and including 2003 in the U.S. and Korea, 2002 in the U.K., and 2001 in Germany.

Minority Interest in Consolidated Subsidiaries

     Minority interest decreased $0.2 million to $0.0 million in Q2-08 as compared to Q2-07 due to decreased net income at the Company's non-wholly owned subsidiary in Taiwan. The Company's ownership in its subsidiary in Taiwan was approximately 58% at April 27, 2008 and October 28, 2007, and its ownership in its subsidiary in Korea was approximately 99.7% at April 27, 2008 and October 28, 2007.

Liquidity and Capital Resources

     The Company's working capital decreased $54.3 million to $42.3 million at April 27, 2008, as compared to $96.6 million at October 28, 2007, primarily related to payments for capital expenditures, and an increase in the current portion of long-term borrowings related to the U.S. Nanofab capital lease agreement which commenced during Q1-08. Cash, cash equivalents, and short-term investments decreased to $69.6 million at April 27, 2008 as compared to $151.7 million at October 28, 2007, primarily due to payments for capital expenditures and convertible subordinated notes. Accounts receivable increased from $68.3 million at October 28, 2007 to $79.0 million at April 27, 2008, primarily due to increased net sales in Q2-08 as compared to Q4-07. Cash provided by operating activities was $35.1 million for the six months ended April 27, 2008, as compared to $71.5 for the same period last year, primarily due to the Company incurring a net loss of $5.4 million for the six months ended April 27, 2008, as compared to net income of $21.9 million in the same prior year period. Cash used in investing activities for the six months ended April 27, 2008 was $77.4 million, which was comprised primarily of capital expenditure payments of $78.1 million. Cash used in financing activities of $37.3 million for the six months ended April 27, 2008 was primarily comprised of $169.0 million repayments of long-term borrowings (primarily relating to the Company's redemption of its $150.0 million convertible subordinated notes) offset by $132.1 million in proceeds from long-term borrowings, primarily related to the Company's revolving credit facility.

     At April 27, 2008, the Company had capital commitments outstanding of approximately $22 million. Photronics believes that its currently available resources, together with its capacity for growth, and its access to other debt and equity financing sources, will be sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the remainder of its 2008 fiscal year. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations, existing cash, and short-term investments.

Cash Requirements

     The Company's cash requirements for the balance of fiscal 2008 will be primarily to fund operations, including spending on capital expenditures and capital lease obligations, as well as any cash acquisitions that it may undertake. On April 25, 2008, the Company's credit facility was amended, including a provision that the Company enter into an agreement evidencing permanent long-term capital of at least $75.0 million by November 2, 2008. The Company expects that cash, cash equivalents, short-term investments, cash generated from operations, along with access to other debt and equity financing sources, should be sufficient to meet its cash requirements for the next 12 months. The Company regularly reviews the availability and terms on which it might issue additional equity or debt securities in the public or private markets. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations, cash available under its credit facility, existing cash, and short-term investments.

Stock-Based Compensation

     Total stock-based compensation expense for the three and six months ended April 27, 2008 was $0.7 million and $1.2 million, respectively, as compared to $0.7 million and $1.5 million, respectively, for the comparable prior year periods, substantially all of which is in selling, general and administrative expenses. No compensation cost was capitalized as part of inventory, and no income tax benefit has been recorded. As of April 27, 2008 total unrecognized compensation cost of $7.5 million is expected to be recognized over a weighted average amortization period of 3.8 years.

Business Outlook

     A majority of the Company's revenue growth has come from, and is expected to continue to come from, the Asian region, as customers increase their use of manufacturing foundries located outside of North America and Europe. Additional revenue growth is also anticipated from North America and Europe as a result of utilizing technology licensed under the Company's technology license with Micron Technology, Inc. The Company's Korean and Taiwanese operations are non-wholly owned subsidiaries. Therefore, a portion of earnings generated at each of these locations is allocated to the minority shareholders.

     The Company continues to assess its global manufacturing strategy and monitor its market capitalization, sales volume and related cash flows from operations. This ongoing assessment could result in future facilities closures, asset redeployments, impairments of goodwill and other intangible and long-lived assets, workforce reductions, asset impairments or the addition of increased manufacturing facilities, all of which would be based on market conditions and customer requirements.

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

Derivative Instruments and Hedging Activities

     The Company records derivatives in the condensed consolidated balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are reported in the condensed consolidated statements of income or as accumulated other comprehensive income, a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. Among other criteria, in order to qualify for hedge accounting, the derivative must be a hedge for an interest rate, price, foreign currency exchange rate, or credit risk; expected to be highly effective at the inception of the hedge and be highly effective in achieving offsetting changes in the fair value or cash flows of the hedged items during the term of the hedge, and formally documented at the inception of the hedge. The Company uses judgment in assessing the fair value of derivatives and related financial instruments, including assumptions utilized in derivative fair value models in areas such as projected interest rates and changes in the Company's stock price during the contract term. The Company manages a portion of its foreign currency exchange and interest rate risks through these derivative instruments.

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

Investment in Joint Venture

     Investments in joint ventures over which the Company has the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net income (loss) of the joint venture. These investments are evaluated for impairment in accordance with the requirements of Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." An impairment loss would be recorded whenever a decline in the value of an equity investment below its carrying amount is determined to be other than temporary. In judging "other than temporary," the Company would consider the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the investee, and its longer-term intent of retaining the investment in the investee.

Income Taxes

     The income tax provision (benefit) is computed on the basis of the various tax jurisdictions' financial statements income or loss before income taxes. Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company uses judgment and assumptions to determine if valuation allowances for deferred income tax assets are required if realization is not likely by considering future market growth, forecasted operations, future taxable income, and the mix of earnings in the tax jurisdictions in which it operates.

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

Revenue Recognition

     The Company recognizes revenue when both title and risk of loss transfer to the customer. The Company makes estimates and assumptions and uses judgment relating to discounts and estimates for product returns and warranties which are accrued and recognized at the time of sale.

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

Effect of New Accounting Standards

     In May 2008, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 will be effective 60 days following the Security and Exchange Commission's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company is evaluating the impact, if any, SFAS No. 162 will have on its consolidated financial statements.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB No. 133." SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is evaluating the impact, if any, SFAS No. 161 will have on its consolidated financial statements.

      In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51." SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. The Company is currently evaluating the impact SFAS No. 160 will have on its consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141R, "Business Combinations." SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and, therefore will not impact the Company's consolidated financial statements upon adoption.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company records derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company does not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of those derivatives are reported in the condensed consolidated statement of income, or as accumulated other comprehensive income, a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, among other criteria, the derivative must be a hedge for an interest rate, price, foreign currency exchange rate, or credit risk, expected to be highly effective at the inception of the hedge and be highly effective in achieving offsetting changes in the fair value or cash flows of the hedged item during the term of the hedge, and formally documented at the inception of the hedge. In general, the types of risks hedged are those relating to the variability of future cash flows caused by movements in foreign currency exchange and interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of, and during the term of each hedge.

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

     The Company attempts to minimize its risk to foreign currency transaction losses by producing its products in the same country in which the products are sold and thereby generating revenues and incurring expenses in the same currency and by managing its working capital. In some instances, the Company may sell or purchase products in a currency other than the functional currency of the country where it was produced. To date, the Company has not experienced a significant foreign exchange loss on these transactions. However, there can be no assurance that this approach will be successful, especially in the event of a significant adverse movement in the value of any foreign currencies against the U.S. dollar. The Company does not engage in purchasing forward exchange contracts for speculative purposes.

     The Company's primary net foreign currency exposures as of April 27, 2008 included the Korean won, the Singapore dollar, the New Taiwan dollar, the Chinese renminbi, the British pound and the euro. As of April 27, 2008, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $4.5 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations, or cash flows.

     In April, 2006, the Company's Korean subsidiary entered into a foreign currency rate swap contract which, under the terms of the contract, effectively converted a $50 million interest bearing intercompany loan denominated in U.S. dollars to Korean won. During the three and six month periods ended April 27, 2008, $25.0 million and $45.0 million, respectively, of the intercompany loans were repaid, which reduced the intercompany loan and related swap balance to $5.0 million at April 27, 2008. This contract expires in November 2008, the due date of the intercompany loan.

     In accordance with SFAS No. 133, "Accounting for Derivatives and Hedging Activities," hedges related to anticipated transactions are designated and documented at their inception as cash flow hedges and are evaluated for effectiveness. In September, 2006, the Company entered into forward contracts to convert the fixed yen purchase price of certain equipment into fixed U.S. dollar amounts, which were designated as cash flow hedges. The Company records these derivative instruments in either current assets, noncurrent assets, or accrued liabilities, depending on their net position, at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are recognized in earnings for the ineffective portion of hedges or in shareholders equity as a component of accumulated other comprehensive income or loss for the effective portion. As of April 27, 2008, all of the Company's forward contracts were settled.

Interest Rate Risk

     The majority of the Company's borrowings at April 27, 2008 were in the form of its variable rate revolving credit facility and its capital lease obligation for the U.S. Nanofab, which bears interest at a fixed rate of 8%. At April 27, 2008, the Company had approximately $80 million in net variable rate financial instrument liabilities which were sensitive to interest rate risk. A 10% change in interest rates would not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Act of 1934) as of April 27, 2008, the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of April 27, 2008, the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in Internal Control over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the Company's second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  RISKS RELATING TO THE COMPANY'S BUSINESS

     There have been no material changes to risks relating to the Company's business as disclosed in Part 1, Item 1A of the Company's Form 10-K for the year ended October 28, 2007.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	(a)	The matters set forth in this Item 4 were submitted to a vote of security holders of the Company at an Annual Meeting of Shareholders held on April 1, 2008.

(b)

The following directors, constituting the entire Board of Directors, were elected at the
Annual Meeting of Shareholders held on April 1, 2008. Also indicated are the affirmative and authority withheld votes for each director.

	For	Authority Withheld

Walter M. Fiederowicz	38,204,132	978,000
Joseph A. Fiorita, Jr.	37,657,715	1,524,417
Michael J. Luttati	37,686,365	1,495,767
Constantine S. Macricostas	37,137,276	2,044,856
George C. Macricostas	36,628,922	2,553,910
Willem D. Maris	38,137,638	1,044,494
Mitchell G. Tyson	37,451,903	1,730,229

(c)	Ratification of the selection of Deloitte & Touche LLP as registered independent public accounting firm for the fiscal year ending November 2, 2008.

For	Against	Abstain	Broker Non-Votes

38,587,796	580,165	14,171	-

Item 6.	EXHIBITS
	(a)	Exhibits

		Exhibit Number	Description

		31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ SEAN T. SMITH

Sean T. Smith
Senior Vice President
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date:  June 4, 2008