Form 10-Q
period 2008-07-27
PHOTRONICS INC
filed 2008-09-04
CIK 810136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 27, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 28, 2008
Common Stock, $0.01 par value	42,005,907 Shares

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
AND SUBSIDIARIES

INDEX

PART I.     FINANCIAL INFORMATION

Item 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	July 27, 2008	October 28, 2007

ASSETS

Current assets:
Cash and cash equivalents	$ 77,170	$ 146,049
Short-term investments	2,458	5,657
Accounts receivable, net of allowance of $2,865 in 2008
and $3,721 in 2007	71,595	68,248
Inventories	18,201	17,716
Deferred income taxes	4,021	3,071
Other current assets	10,265	6,244

Total current assets	183,710	246,985

Property, plant and equipment, net	500,403	531,578
Goodwill	-	138,534
Investment in joint venture	70,595	67,900
Other intangibles, net	63,937	68,835
Other assets	5,680	5,948

	$824,325	$1,059,780

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term borrowings	$19,213	$ 4,482
Accounts payable	73,785	114,221
Accrued liabilities	25,461	31,676

Total current liabilities	118,459	150,379

Long-term borrowings	209,328	191,253
Deferred income taxes	2,097	8,143
Other liabilities	5,859	6,256

Total liabilities	335,743	356,031

Minority interest	53,710	49,465

Shareholders' equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 41,676 shares issued and outstanding at July 27, 2008 and 41,635 issued and outstanding at October 28, 2007	417	416
Additional paid-in capital	383,762	381,876
Retained earnings	15,130	227,175
Accumulated other comprehensive income	35,563	44,817

Total shareholders' equity	434,872	654,284

	$824,325	$1,059,780

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended

	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007

Net sales	$105,697	$104,301	$319,242	$319,908

Costs and expenses:

Cost of sales	(91,813)	(80,595)	(264,487)	(240,344)

Selling, general and administrative	(13,741)	(16,039)	(43,620)	(46,922)

Research and development	(4,298)	(4,241)	(13,148)	(13,285)

Impairment of goodwill	(138,534)	-	(138,534)	-

Impairment of long-lived assets	(66,874)	-	(66,874)	-

Gain on sale of facility	-	-	-	2,254

Operating income (loss)	(209,563)	3,426	(207,421)	21,611

Other income (expense), net
Interest expense	(3,295)	(1,477)	(8,278)	(4,509)
Investment and other income (expense), net	720	2,344	1,938	5,521

Income (loss) before income taxes and minority interest	(212,138)	4,293	(213,761)	22,623

Income tax benefit (provision)	7,020	(1,126)	4,216	3,962

Income (loss) before minority interest	(205,118)	3,167	(209,545)	26,585

Minority interest	(474)	(929)	(1,456)	(2,424)

Net income (loss)	$(205,592)	$2,238	$(211,001)	$24,161

Earnings (loss) per share:

Basic	$(4.93)	$0.05	$(5.07)	$0.58

Diluted	$(4.93)	$0.05	$(5.07)	$0.53

Weighted average number of common shares outstanding:

Basic	41,662	41,558	41,642	41,515

Diluted	41,662	41,864	41,642	51,355

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended

	July 27, 2008	July 29, 2007

Cash flows from operating activities:
Net income (loss)	$(211,001)	$24,161
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	79,794	72,234
Impairment of goodwill	138,534	-
Impairment of long-lived assets	66,874	-
Gain on sale of facility	-	(3,027)
Gain on sale of investments	-	(257)
Minority interest in income of consolidated subsidiaries	1,456	2,424
Changes in assets and liabilities:
Accounts receivable	(3,121)	15,330
Inventories	(1,036)	4,124
Other current assets	(2,424)	4,231
Accounts payable and other	(3,159)	(25,146)

Net cash provided by operating activities	65,917	94,074

Cash flows from investing activities:
Purchases of property, plant and equipment	(94,941)	(56,951)
Investment in joint venture	(2,598)	(1,000)
Purchases of short-term investments and other	(327)	(5,465)
Proceeds from sales of investments and other	3,558	48,253
Proceeds from sale of facility	-	5,783

Net cash used in investing activities	(94,308)	(9,380)

Cash flows from financing activities:
Repayments of long-term borrowings	(172,468)	(87,087)
Payments to Micron Technology, Inc.	(7,500)	(7,500)
Proceeds from long-term borrowings	139,640	3,369
Proceeds from issuance of common stock	-	631
Other	(950)	(1,485)

Net cash used in financing activities	(41,278)	(92,072)

Effect of exchange rate changes on cash	790	(1,991)

Net decrease in cash and cash equivalents	(68,879)	(9,369)
Cash and cash equivalents at beginning of period	146,049	129,425

Cash and cash equivalents at end of period	$77,170	$120,056

Supplemental disclosure of cash flow information:

Change in accrual for purchases of property, plant and equipment	$(40,144)	$16,480
Capital lease obligation for purchases of property, plant and equipment	$ 61,662	$ -

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended July 27, 2008 and July 29, 2007
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

NOTE 2 - IMPAIRMENTS OF GOODWILL AND LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of July 27, 2008 the Company performed an interim impairment test of its goodwill and certain of its long-lived assets (principally machinery and equipment, and buildings and improvements) due to events and changes in circumstances through the third quarter of fiscal 2008 that indicated an impairment might have occurred.

     Factors deemed by management to have collectively constituted an impairment triggering event included net losses in each of three quarters of fiscal 2008, and a significant decrease in the Company's market capitalization through the third quarter of fiscal 2008 which was significantly below its consolidated net assets. As a result of this impairment testing, the Company recorded the following impairment charges during the three and nine months ended July 27, 2008:

Impairment of goodwill	$138,534
Impairment of long-lived assets	66,874

Total impairments	$205,408

Goodwill

     In accordance with SFAS No. 142, the Company tests goodwill for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill is tested for impairment using a two-step process. In the first step, the fair value of the reporting unit is compared to its carrying value. For purposes of testing impairment under SFAS No. 142, the Company is a single reporting unit. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets exceeds the fair value of the reporting unit, a second step of the impairment test is performed in order to determine the implied fair value of a reporting unit's goodwill. Determining the implied fair value of goodwill requires a valuation of the reporting unit's tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of its goodwill, goodwill is deemed impaired and is written down to the extent of the difference.

     Through the third quarter of fiscal 2008, the Company experienced a sustained, significant decline in its stock price. As a result of the decline in stock price, the Company's market capitalization fell significantly below the recorded value of its consolidated net assets during the third quarter of fiscal 2008. Accordingly, in the third quarter of fiscal 2008, the Company performed an assessment of goodwill for impairment.

     Based on the results of the Company's initial assessment of impairment of its goodwill, it was determined that the consolidated carrying value of the Company exceeded its estimated fair value. Therefore, the Company performed a second step of the impairment test to determine the implied fair value of goodwill. The result of the analysis indicated that there would be no remaining implied value attributable to the Company's goodwill and accordingly, the Company wrote off all of its $138.5 million of goodwill as of July 27, 2008.

     In performing the goodwill assessment, the Company used current market capitalization, discounted cash flows and other factors as the best evidence of fair value. There are inherent uncertainties and management judgment required in an analysis of goodwill impairment.

Long-Lived Assets

     In accordance with SFAS No. 144, the Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value. In connection with the triggering events discussed above, during the third quarter of fiscal year 2008 the Company determined that long-lived assets were impaired for certain groups of its assets. The determination was based on reviewing estimated undiscounted cash flows for these groups of assets, which were less than their carrying values. The Company considers its asset groups to be the long-lived assets at each of its locations, primarily consisting of machinery and equipment, and buildings and improvements. As a result, the Company recorded an impairment charge of $66.9 million as of July 27, 2008, which represents the difference between the estimated fair values of these long-lived assets as compared to their carrying values for certain asset groups located in Asia and Europe. Fair values were determined based upon market conditions, the income approach which utilized cash flow projections, and other factors.

     Due to three quarterly net losses incurred during fiscal 2008, the decline in the Company's market capitalization and the uncertain economic environment within the semiconductor industry, the Company can provide no assurance that an additional material impairment charge of long-lived assets will not occur in a future period. The Company will continue to monitor circumstances and events in future periods to determine whether additional asset impairment testing is warranted.

NOTE 3 - COMPREHENSIVE INCOME

     The following table summarizes comprehensive income (loss) for the three and nine months ended July 27, 2008 and July 29, 2007:

	Three Months Ended		Nine Months Ended

	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007

Net income (loss)	$(205,592)	$2,238	$(211,001)	$24,161

Other comprehensive income:
Change in unrealized net gains on investments, net of tax	(37)	13	(131)	(108)
Change in fair value of cash flow hedges	60	(330)	132	(1,703)
Foreign currency translation adjustments	(1,817)	4,281	(9,255)	10,840

	(1,794)	3,964	(9,254)	9,029

Total comprehensive income (loss)	$(207,386)	$6,202	$(220,255)	$33,190

NOTE 4 - EARNINGS PER SHARE

The calculation of basic and diluted earnings (loss) per share is presented below:

	Three Months Ended		Nine Months Ended

	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007

Net income (loss)	$(205,592)	$2,238	$(211,001)	$24,161

Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effect	-	-	-	3,301

Earnings for diluted earnings (loss) per share	$(205,592)	$2,238	$(211,001)	$27,462

Weighted average common shares computations:
Weighted average common shares used for basic earnings (loss) per share	41,662	41,558	41,642	41,515
Effect of dilutive securities:
Convertible notes	-	-	-	9,441
Employee stock options	-	306	-	399

Dilutive potential common shares	-	306	-	9,840

Weighted average common shares used for diluted earnings (loss) per share	41,662	41,864	41,642	51,355

Earnings (loss) per share:
Basic	$(4.93)	$0.05	$(5.07)	$0.58
Diluted	$(4.93)	$0.05	$(5.07)	$0.53

     The potential effect of the conversion of the Company's convertible subordinated notes and the exercise of some of its employee stock options would be antidilutive. The following table shows the amount of incremental shares outstanding that would have been added if the assumed conversion of convertible subordinated notes and stock options had been dilutive.

	Three Months Ended		Nine Months Ended

	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007

Convertible notes	-	9,441	5,879	405
Employee stock options	2,465	2,034	2,353	1,870

Total potentially dilutive shares excluded	2,465	11,475	8,232	2,275

NOTE 5 - STOCK-BASED COMPENSATION PLANS

     In March 2007, shareholders approved a new stock-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to shares of the Company's common stock may be granted from shares authorized but unissued, shares previously issued and reacquired by the Company or both. A maximum of three million shares of common stock may be issued under the Plan. Awards may be granted to Company officers, employees and directors, non-employee directors, consultants, advisors and independent contractors of the Company or a subsidiary of the Company. The Plan prohibits further awards from being issued under prior plans. The plans are more fully described below. The Company incurred compensation cost under the plans for the three and nine months ended July 27, 2008 of $0.8 million and $2.0 million, respectively, as compared to $0.8 million and $2.3 million, respectively, for the comparable prior year periods. No compensation cost was capitalized as part of inventory, and no income tax benefit was recorded in those periods. No equity awards were settled in cash during the periods presented.

Stock Options

     Option awards generally vest in one to four years, and have a ten-year contractual term. All incentive and non-qualified stock option grants must have an exercise price equal to the market value of the underlying common stock on the date of grant. The option and share awards provide for accelerated vesting if there is a change in control as defined in the Plan.

     The fair value of option grants is determined with the closing price on the day of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's stock. The Company uses historical option exercise behavior and employee termination data to estimate option life, which represents the period of time that the options granted are expected to remain outstanding. The risk-free rate of return for the estimated life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average assumptions used for the nine months ended July 27, 2008 and July 29, 2007 are noted in the following table.

	Nine Months Ended

	July 27, 2008	July 29, 2007

Volatility	43.1%	52.8%

Risk free rate of return	2.5% - 2.6%	4.5%

Dividend yield	0.0%	0.0%

Expected term	4.7 years	4.6 years

      A summary of option awards under the plan as of July 27, 2008 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at July 27, 2008	2,155,781	$18.71	5.7 years	$ -
Exercisable at July 27, 2008	1,800,768	$19.16	5.3 years	$ -

     There were 18,500 share options granted with a weighted average grant date fair value of $4.15 during the nine months ended July 27, 2008. For the comparable period last year 52,750 share options were granted with a weighted average grant date fair value of $7.31 per share. As of July 27, 2008 the total compensation cost related to non-vested option awards not yet recognized was approximately $2.7 million. That cost is expected to be recognized over a weighted average amortization period of 2.1 years.

Restricted Stock

     The Company also grants restricted stock awards periodically. The restrictions on these awards lapse over a service period that has ranged from less than one to eight years. During the nine months ended July 27, 2008, 151,300 shares were granted with a weighted average grant date fair value of $11.72 per share. For the comparable period last year 36,500 shares were granted with a weighted average grant date fair value of $14.11 per share. As of July 27, 2008, the total compensation cost related to non-vested restricted stock awards not yet recognized was approximately $4.1 million, which is expected to be recognized over a weighted average amortization period of 4.5 years. A summary of the status of the Company's nonvested restricted shares as of July 27, 2008 is presented below.

Restricted Stock	Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at July 27, 2008	311,302	4.5 years	$1,429

NOTE 6 - GEOGRAPHIC INFORMATION

     The Company operates in a single operating segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors. Geographic net sales are based primarily on where the Company's facility is located. The Company's net sales for the three and nine months ended July 27, 2008 and July 29, 2007, and long-lived assets by geographic area as of July 27, 2008 and October 28, 2007, were as follows:

	Three Months Ended		Nine Months Ended

	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007

Net sales
Asia	$ 66,647	$ 60,469	$196,684	$183,074
Europe	15,681	16,849	51,447	55,338
North America	23,369	26,983	71,111	81,496

	$105,697	$104,301	$319,242	$319,908

	July 27, 2008	October 28, 2007

Long-lived assets
Asia	$280,772	$329,619
Europe	19,309	67,084
North America	200,322	134,875

	$500,403	$531,578

     The Company is typically impacted during its first fiscal quarter by the North American and European holiday periods as some customers reduce their effective workdays and orders during this period.

NOTE 7- INCOME TAXES

     The income tax benefit for the three and nine months ended July 27, 2008 differs from the amount computed by applying the U.S. statutory rate of 35% to the income before taxes, primarily due to tax benefits related to the impairments of goodwill and long-lived assets (see Note 2). The income tax benefit (provision) for the three and nine months ended July 29, 2007 differs from the amount computed by applying the U.S. statutory rate of 35% to income before taxes, primarily due to the benefit recorded for the resolution and settlement of U.S. and foreign tax matters that were associated with uncertain tax positions in prior years.

     The Company's operations have followed the migration of semiconductor industry fabrication to Asia, where the Company operates in countries where it is accorded favorable tax treatment. PKLT, the Company's FPD manufacturing facility in Taiwan, is accorded a tax holiday, which is expected to expire in 2012. In addition, the Company has been accorded a tax holiday in China which is expected to expire in 2011. These tax holidays had no dollar or per share effect in the three and nine months ended July 27, 2008 and July 29, 2007. In Korea and Taiwan, various investment tax credits have been utilized to reduce the Company's effective income tax rate.

     In June 2006, the FASB issued FASB Interpretation Number 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("SFAS 109"). The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company adopted FIN 48 as of the beginning of its 2008 fiscal year. Prior to adoption, the Company's pre-existing policy was to establish reserves, including interest and penalties, for uncertain tax positions that reflected the probable outcome of known tax contingencies. As of the date of adoption of FIN 48, the Company has elected to recognize interest, and penalties if applicable, related to uncertain tax positions in the income tax provision in its condensed consolidated statements of operations. As compared to the Company's historical approach, the application of FIN 48 resulted in a net increase to accrued income taxes payable of approximately $1.0 million (including interest and penalties of approximately $0.2 million), and a decrease to retained earnings of the same amount. There were no significant changes to the liability for uncertain tax positions (or accrued interest and penalties) during the nine months ended July 27, 2008.

     As of the date of adoption of FIN 48 the gross unrecognized tax benefits for income taxes associated with uncertain tax positions totaled approximately $3.5 million. If recognized, the benefits would favorably affect the Company's effective rate in future periods.

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

     Currently, the statutes of limitations remain open subsequent to and including 2003 in the U.S. and Korea, 2002 in the U.K., and 2001 in Germany.

NOTE 8 - LONG -TERM BORROWINGS

     Long-term borrowings consist of the following:

	July 27, 2008	October 28, 2007

Borrowings under revolving credit facility, which bears interest at a variable rate, as defined (4.0% at July 27, 2008)	$122,500	$ -

2.25% convertible subordinated notes redeemed on April 15, 2008	-	150,000

8.0% capital lease obligation payable through January 2013	56,535	-

5.6% capital lease obligation payable through October 2012	17,571	19,912

Foreign notes payable and other	31,935	25,823

	228,541	195,735
Less current portion	19,213	4,482

	$209,328	$191,253

     On April 15, 2008, the Company redeemed its $150.0 million 2.25% convertible subordinated notes. The Company had net borrowings of $122.5 million under its revolving credit facility ("credit facility") at July 27, 2008. The Company entered into the credit facility agreement on June 6, 2007 with a group of financial institutions. The credit facility provides for an aggregate commitment of $155.0 million over a 5-year term, and allows for borrowings in various currencies. The applicable interest rate spread and facility fee vary based upon the Company's senior leverage ratio. Under the terms of the credit facility, the Company is subject to compliance with certain financial and other covenants, as defined, including, but not limited to: Senior Leverage Ratio, Total Leverage Ratio, and Minimum Unrestricted Cash Balances. The credit facility also limits the amounts of both secured and unsecured debt. The credit facility is secured by a pledge of the Company's stock in certain of its subsidiaries. Borrowings under the credit facility bear interest at certain benchmarked interest rates, as defined, plus a spread based on the Company's senior leverage ratio. On April 25, 2008, the credit facility was amended, primarily amending the Applicable Rate chart and the Maximum Senior Leverage Ratio terms, and providing that the Company enter into an agreement evidencing permanent long-term capital of at least $75.0 million by November 2, 2008. As of July 27, 2008, $122.5 million was borrowed under the credit facility, $3.6 million was utilized for a standby letter of credit, and the remaining balance of $28.9 million was available to the Company.

     During the three months ended January 27, 2008, a capital lease agreement commenced and was also modified, as discussed below, for the U.S. Nanofab. Quarterly lease payments, which bear interest at 8%, are $3.8 million for the period April 2008 through January 2013. As of July 27, 2008 total capital lease amounts payable were $67.8 million of which $56.5 million represents principal and $11.3 million represents interest. At the end of the 5-year lease term, ownership of the property transfers to the Company. The modification during the three months ended January 27, 2008 changed the initial lease payment from January 1, 2008 to April 1, 2008, the final lease payment from October 1, 2012 to January 1, 2013, and increased the total payments under the lease from $73.9 million to $75.4 million.

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

     Foreign notes payable and other, as of July 27, 2008, primarily consist of a China term and revolving debt credit facility and a short-term credit line facility, both of which are fully outstanding, and amount to RMB 186 million ($27.3 million) and RMB 22.5 million ($3.3 million), respectively. As of July 27, 2008, the term loan interest rate was 7.74%, the revolver was 7.47%, and the short-term credit line was 6.72%. Rates are subject to change based on the People's Bank of China base rate, as defined. The term and revolving debt credit facility is due in October, 2010, and the short-term credit line is due in March, 2009. The Company is subject to certain financial and other covenants similar to those of its credit facility described above.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     As of July 27, 2008, the Company had commitments outstanding for capital expenditures of approximately $20 million.

     The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse effect on the business of the Company.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and is required to be retrospectively applied. The Company is evaluating the impact that the adoption of FSP No. APB 14-1 will have on its consolidated financial statements.

     In May 2008, The FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 will be effective 60 days following the Security and Exchange Commission's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company is evaluating the impact, if any, SFAS No. 162 will have on its consolidated financial statements.

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

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. SFAS No. 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The standard also requires that a company use its own nonperformance risk when measuring liabilities carried at fair value, including derivatives. In February 2008, the FASB approved a FASB Staff Position ("FSP") that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FSP did not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. SFAS No. 157 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 will be applied prospectively. The Company intends to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is currently evaluating the effects, if any, that SFAS No. 157 may have on its consolidated financial statements.

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

     The Company sells substantially all of its photomasks to semiconductor designers and manufacturers, and manufacturers of flat panel displays (FPDs). Photomask technology is also being applied to the fabrication of other higher performance electronic products such as photonics, micro-electronic mechanical systems, and certain nanotechnology applications. The Company's selling cycle is tightly interwoven with the development and release of new semiconductor designs and flat panel applications, particularly as it relates to the semiconductor industry's migration to more advanced design methodologies and fabrication processes. The Company believes that the demand for photomasks primarily depends on design activity rather than sales volumes from products produced using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. In addition, the reduced use of customized integrated circuits (ICs), reductions in design complexity or other changes in the technology or methods of manufacturing semiconductors, or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks even if demand for semiconductors and FPDs increases. Advances in semiconductor and photomask design and semiconductor production methods could reduce the demand for photomasks. Historically, the semiconductor industry has been volatile with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices.

Material Changes in Results of Operations
Three and Nine Months ended July 27, 2008 and July 29, 2007

     The following table represents selected operating information expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended

	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(86.9)	(77.3)	(82.8)	(75.1)

Gross margin	13.1	22.7	17.2	24.9
Selling, general and administrative expenses	(13.0)	(15.3)	(13.7)	(14.7)
Research and development expenses	(4.0)	(4.1)	(4.1)	(4.1)
Impairment of goodwill	(131.1)	-	(43.4)	-
Impairment of long-lived assets	(63.3)	-	(20.9)	-
Gain on sale of facility	-	-	-	0.7

Operating income (loss)	(198.3)	3.3	(64.9)	6.8

Other income (expense), net	(2.4)	0.8	(2.0)	0.3

Income (loss) before income taxes and minority interest	(200.7)	4.1	(66.9)	7.1
Income tax benefit (provision)	6.6	(1.1)	1.3	1.2
Minority interest	(0.4)	(0.9)	(0.5)	(0.7)

Net income (loss)	(194.5)%	2.1%	(66.1)%	7.6%

     All of the following tabular comparisons, unless otherwise indicated, are for the three months ended July 27, 2008 (Q3-08) and July 29, 2007 (Q3-07) and for the nine months ended July 27, 2008 (YTD-08) and July 29, 2007 (YTD-07) in millions of dollars:

Net Sales

	Three Months Ended			Nine Months Ended

	Q3-08	Q3-07	Percent Change	YTD-08	YTD-07	Percent Change

IC	$ 77.1	$ 85.3	(9.6)%	$237.5	$259.2	(8.4)%
FPD	28.6	19.0	50.5%	81.7	60.7	34.6%

Total net sales	$105.7	$104.3	1.3%	$319.2	$319.9	(0.2)%

     Net sales for Q3-08 increased to $105.7 million as compared to $104.3 million for Q3-07. The increase is primarily related to increased unit sales of high-end FPD photomasks. Sales of IC photomasks declined approximately $8.2 million as a result of a decline in average selling prices ("ASPs"), principally from mainstream products. High-end photomask applications, which typically have higher ASPs, include mask sets for FPD products using G6 and above technologies and IC products using 90 nanometer and below technologies. By geographic area, net sales in Q3-08 as compared to Q3-07 increased by $6.2 million or 10.2% in Asia, decreased by $3.6 million or 13.4% in North America, and decreased by $1.2 million or 6.9% in Europe. As a percent of total sales in Q3-08, net sales were 63% in Asia, 22% in North America, and 15% in Europe; and net sales in Q3-07 in Asia were 58%, North America 26%, and Europe 16%.

     For YTD-08, net sales decreased by $0.7 million or 0.2%, primarily comprised of reduced sales of IC photomasks of approximately $21.7 million as a result of decreased ASPs, principally from mainstream products. The decrease in IC sales was substantially offset by an increase of $21.0 million in net sales of FPD photomasks, principally high-end. The Company's quarterly revenues can be affected by the seasonal purchasing of its customers.

Gross Margin

	Three Months Ended			Nine Months Ended

	Q3-08	Q3-07	Percent Change	YTD-08	YTD-07	Percent Change

Gross margin	$13.9	$23.7	(41.4)%	$54.8	$79.6	(31.2)%
Percentage of net sales	13.1%	22.7%		17.2%	24.9%

     Gross margin decreased to 13.1% in Q3-08 from 22.7% in Q3-07 primarily due to decreased IC ASPs and as a result of the Company's expanded manufacturing base, including manufacturing costs associated with the U.S. Nanofab, which commenced operations during Q2-08. Gross margin decreased to 17.2% in YTD-08 from 24.9% in YTD-07 primarily due to decreased IC ASPs and the Company's aforementioned increased manufacturing base. The Company operates in a high fixed cost environment and, to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted. Additionally, the gross margin percentage throughout the remainder of fiscal 2008 could be negatively impacted by decreased ASPs and units, and increased depreciation expense and other costs associated with the Company's increased fixed cost manufacturing base.

Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended

	Q3-08	Q3-07	Percent Change	YTD-08	YTD-07	Percent Change

Selling, general and administrative expenses	$13.7	$16.0	(14.3)%	$43.6	$46.9	(7.0)%
Percentage of net sales	13.0%	15.3%		13.7%	14.7%

      Selling, general and administrative expenses decreased $2.3 million to $13.7 million in Q3-08, compared with $16.0 million in Q3-07. Selling, general and administrative expenses in Q3-08 include a severance charge of $1.0 million related to the Company's former chief executive officer. Selling, general, and administrative expenses were $43.6 million and $46.9 million in YTD-08 and YTD-07, respectively. These decreases were primarily a result of reduced salaries and related benefits as a result of cost reduction programs. Further, the Company's U.S. Nanofab commenced production during Q2-08, and therefore certain costs related thereto are reported as cost of sales whereas prior to commencing production such costs were reported as selling, general and administrative expenses.

Research and Development

	Three Months Ended			Nine Months Ended

	Q3-08	Q3-07	Percent Change	YTD-08	YTD-07	Percent Change

Research and development	$4.3	$4.2	1.3%	$13.1	$13.3	(1.0)%
Percentage of net sales	4.0%	4.1%		4.1%	4.1%

     Research and development expenses consist primarily of global development efforts relating to high-end process technologies for advanced sub-wavelength reticle solutions for IC and FPD technologies. Research and development expenses increased by $0.1 million to $4.3 million in Q3-08, as compared to $4.2 million in Q3-07. On a YTD basis, research and development expenses decreased $0.2 million to $13.1 million in YTD-08, as compared to $13.3 million in YTD-07.

Impairment of Goodwill

     In Q3-08, the Company performed an assessment of the carrying value of its goodwill for the purpose of determining whether it was impaired. Through the third quarter of fiscal 2008, the Company experienced a sustained, significant decline in its stock price. As a result of the decline in stock price, the Company's market capitalization fell significantly below the recorded value of its consolidated net assets during the third quarter of fiscal 2008. Due to the decrease in its market capitalization and quarterly net losses incurred in YTD-08, in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," the Company performed the abovementioned assessment.

     Based on the results of the Company's initial assessment of goodwill for impairment, it was determined that the carrying value of the Company's net assets exceeded its estimated fair value. Therefore, the Company performed a second step of the impairment test to determine the implied fair value of its goodwill. The result of the analysis indicated that there would be no remaining implied value attributable to the Company's goodwill and, accordingly, the Company wrote off all $138.5 million of its goodwill as of July 27, 2008. (See Note 2 to the Condensed Consolidated Financial Statements.)

Impairment of Long-Lived Assets

     As a result of the Company's projected undiscounted future cash flows related to certain of its asset groups (located in Europe and Asia) being less than the carrying value of those assets, the Company recorded an impairment charge of $66.9 million in Q3-08.

     As required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" the carrying value of the assets determined to be impaired were reduced to their fair values. The fair values of the impaired assets were determined based upon market conditions, the income approach which utilized cash flow projections, and other factors. (See Note 2 of the Condensed Consolidated Financial Statements.)

Gain on Sale of Facility

     In January 2007, the Company sold its Austin, Texas, manufacturing and research and development facility for proceeds of $5.0 million and realized a gain of $2.3 million, which was recorded in operating income in Q1-07.

Other Income (expense), net

	Three Months Ended		Nine Months Ended

	Q3-08	Q3-07	YTD-08	YTD-07

Interest expense	$(3.3)	$(1.5)	$(8.3)	$(4.5)
Investment and other income (expense), net	0.7	2.4	2.0	5.5

Other income (expense), net	$(2.6)	$ 0.9	$(6.3)	$ 1.0

     Interest expense in Q3-08 and YTD-08 increased as compared to the same periods in the prior year, primarily as a result of the Company's increased debt levels and higher interest rates on outstanding debt. Investment and other income (expense), net, for Q3-08 and YTD-08 decreased as compared to the comparable periods in the prior year due to decreased investment income associated with reduced cash and short-term investment balances, reduced foreign currency gains and gains on the sales of investments.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended

	Q3-08	Q3-07	YTD-08	YTD-07

Income tax benefit (provision)	$7.0	$(1.1)	$4.2	$4.0

     The income tax benefit for Q3-08 and YTD-08 differs from the amounts computed by applying the U.S. statutory rate of 35% to the income before taxes, primarily due to tax benefits related to the impairments of goodwill and long-lived assets. The income tax benefit for Q3-07 and YTD-07 differs from the amounts computed by applying the U.S. statutory rate of 35% to income before taxes, primarily due to the benefit (provision) recorded for the resolution and settlement of U.S. and foreign tax matters that were associated with uncertain tax positions in prior years.

     The Company's operations have followed the migration of semiconductor industry fabrication to Asia, where the Company operates in countries where it is accorded favorable tax treatment. PKLT, the Company's FPD manufacturing facility in Taiwan, is accorded a tax holiday, which is expected to expire in 2012. In addition, the Company has been accorded a tax holiday in China which is expected to expire in 2011. These tax holidays had no dollar or per share effect in the three and nine months ended July 27, 2008 and July 29, 2007. In Korea and Taiwan, various investment tax credits have been utilized to reduce the Company's effective income tax rate.

     In June 2006, the FASB issued FASB Interpretation Number 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("SFAS 109"). The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company adopted FIN 48 as of the beginning of its 2008 fiscal year. Prior to adoption, the

Company's pre-existing policy was to establish reserves, including interest and penalties, for uncertain tax positions that reflected the probable outcome of known tax contingencies. As of the date of adoption of FIN 48, the Company has elected to recognize interest, and penalties if applicable, related to uncertain tax positions in the income tax provision in its condensed consolidated statements of operations. As compared to the Company's historical approach, the application of FIN 48 resulted in a net increase to accrued income taxes payable of approximately $1.0 million (including interest and penalties of approximately $0.2 million), and a decrease to retained earnings of the same amount. There were no significant changes to the liability for uncertain tax positions (or accrued interest and penalties) during the nine months ended July 27, 2008.

     As of the date of adoption of FIN 48 the gross unrecognized tax benefits for income taxes associated with uncertain tax positions totaled approximately $3.5 million. If recognized, the benefits would favorably affect the Company's effective tax rate in future periods.

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

Minority Interest in Consolidated Subsidiaries

     Minority interest decreased $0.4 million to $0.5 million in Q3-08 as compared to Q3-07 due to decreased net income at the Company's non-wholly owned subsidiary in Taiwan. The Company's ownership in its subsidiary in Taiwan was approximately 58% at July 27, 2008 and October 28, 2007, and its ownership in its subsidiary in Korea was approximately 99.7% at July 27, 2008 and October 28, 2007.

Liquidity and Capital Resources

     The Company's working capital decreased $31.3 million to $65.3 million at July 27, 2008, as compared to $96.6 million at October 28, 2007, primarily related to payments for capital expenditures and an increase in the current portion of long-term borrowings related to the U.S. Nanofab capital lease agreement which commenced during Q1-08. Cash, cash equivalents, and short-term investments decreased to $79.6 million at July 27, 2008 as compared to $151.7 million at October 28, 2007, primarily due to payments for capital expenditures and the redemption of convertible subordinated debt. Net cash provided by operating activities decreased to $65.9 million for the nine months ended July 27, 2008 as compared to $94.1 for the same period last year, primarily due to a reduction of accounts payable of $40.4 million, primarily for accrued capital expenditure payments. Net cash used in investing activities for the nine months ended July 27, 2008 was $94.3 million, which was comprised primarily of capital expenditure payments of $94.9 million. Net cash used in financing activities of $41.3 million for the nine months ended July 27, 2008 was primarily comprised of $172.5 million repayments of long-term borrowings (primarily relating to the Company's redemption of its $150.0 million convertible subordinated notes) offset by $139.6 million in proceeds from long-term borrowings, primarily related to the Company's revolving credit facility.

     At July 27, 2008, the Company had capital commitments outstanding of approximately $20 million. Photronics believes that its currently available resources, together with its access to other debt and equity financing sources, will be sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the remainder of its 2008 fiscal year. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations, existing cash, and short-term investments.

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

Stock-Based Compensation

     Total stock-based compensation expense for the three and nine months ended July 27, 2008 was $0.8 million and $2.0 million, respectively, as compared to $0.8 million and $2.3 million, respectively, for the comparable prior year periods, substantially all of which is in selling, general and administrative expenses. No compensation cost was capitalized as part of inventory, and no income tax benefit has been recorded. As of July 27, 2008 total unrecognized compensation cost of $6.8 million is expected to be recognized over a weighted average amortization period of 3.5 years.

Business Outlook

     A majority of the Company's revenue growth has come from, and is expected to continue to come from, the Asian region, as customers increase their use of manufacturing foundries located outside of North America and Europe. Additional revenue growth is also anticipated from North America as a result of utilizing technology licensed under the Company's technology license with Micron Technology, Inc. The Company's Korean and Taiwanese operations are non-wholly owned subsidiaries. Therefore, a portion of earnings generated at each of these locations is allocated to the minority shareholders.

     The Company continues to assess its global manufacturing strategy and monitor its market capitalization, sales volume and related cash flows from operations. This ongoing assessment could result in future facilities closures, asset redeployments, additional impairments of intangible or long-lived assets, workforce reductions, or the addition of increased manufacturing facilities, all of which would be based on market conditions and customer requirements.

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

Estimates and Assumptions

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in them. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Significant accounting estimates include those used in the testing of long-lived assets and goodwill for potential impairment, and those used in developing income tax provisions, allowances for uncollectible accounts receivable, inventory valuation allowances, and restructuring reserves. The Company's estimates are based on the facts and circumstances available at the time and different reasonable estimates could have been used in the current period. Changes in accounting estimates used are likely to occur from period to period, which may have a material impact on the presentation of the Company's financial condition and results of operations. Actual results reported by the Company may differ from such estimates. The Company reviews these estimates periodically and reflects the effect of revisions in the period in which they are determined.

Derivative Instruments and Hedging Activities

     The Company records derivatives in the condensed consolidated balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are reported in the condensed consolidated statements of income or as accumulated other comprehensive income, a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. Among other criteria, in order to qualify for hedge accounting, the derivative must be a hedge for an interest rate, price, foreign currency exchange rate, or credit risk; expected to be highly effective at the inception of the hedge and be highly effective in achieving offsetting changes in the fair value or cash flows of the hedged items during the term of the hedge, and formally documented at the inception of the hedge. The Company uses judgment in assessing the fair value of derivatives and related financial instruments, including assumptions utilized in derivative fair value models in areas such as projected interest and foreign currency exchange rates during the contract term. The Company manages a portion of its foreign currency exchange and interest rate risks through these derivative instruments.

Property, Plant and Equipment

     Property, plant and equipment, except as explained below under "Impairment of Long-Lived Assets," are stated at cost less accumulated depreciation and amortization. Repairs and maintenance, as well as renewals and replacements of a routine nature are charged to operations as incurred, while those which improve or extend the lives of existing assets are capitalized. Upon sale or other disposition, the cost of the asset and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations.

     Depreciation and amortization are computed using the straight line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 15 to 40 years, machinery and equipment over 3 to 10 years and, furniture, fixtures and office equipment over 3 to 5 years. Leasehold improvements are amortized over the life of the lease or the estimated useful life of the improvement, whichever is less. Judgment and assumptions are used in establishing estimated useful lives and depreciation periods. The Company also uses judgment and assumptions as it periodically reviews property, plant and equipment for any potential impairment in carrying values whenever events such as a significant industry downturn, plant closure, technological obsolescence, or other change in circumstances indicate that their carrying amount may not be recoverable.

Goodwill and Other Intangible Assets

     Intangible assets consist primarily of a technology license agreement, a supply agreement, acquisition-related intangibles, and prior to July 27, 2008, goodwill. These assets, except as explained below, are stated at fair value as of the date acquired less accumulated amortization. Amortization is calculated on a straight-line basis or another method that more fairly represents the utilization of the assets. The future economic benefit of the carrying value of intangible assets is reviewed annually and the Company uses judgment whenever events or changes in circumstances indicate the carrying value of an intangible asset may not be recoverable based on discounted cash flows or market factors and an impairment loss would be recorded in the period so determined.

     In accordance with SFAS No. 142, the Company tests goodwill for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill is tested for impairment using a two-step process. In the first step, the fair value of the reporting unit is compared to its carrying value. For purposes of testing impairment under SFAS No. 142, the Company is a single reporting unit. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets exceeds the fair value of the reporting unit, a second step of the impairment test is performed in order to determine the implied fair value of a reporting unit's goodwill. Determining the implied fair value of goodwill requires a valuation of the reporting unit's tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of its goodwill, goodwill is deemed impaired and is written down to the extent of the difference.

     In the three month period ended July 27, 2008, the Company performed an assessment of the carrying value of its goodwill for the purpose of determining whether it was impaired. Through the third quarter of fiscal 2008, the Company experienced a sustained, significant decline in its stock price. As a result of the decline in stock price, the Company's market capitalization fell significantly below the recorded value of its consolidated net assets during the third quarter of fiscal 2008. In accordance with the requirements of SFAS No. 142, the Company performed the abovementioned assessment.

     Based on the results of the Company's initial assessment of goodwill for impairment, it was determined that the carrying value of the Company's net assets exceeded its estimated fair value. Therefore, the Company performed a second step of the impairment test to determine the implied fair value of its goodwill. The result of the analysis indicated that there would be no remaining implied value attributable to the Company's goodwill and, accordingly, the Company wrote off all $138.5 million of its goodwill as of July 27, 2008. (See Note 2 of the Condensed Consolidated Financial Statements.)

     In performing the goodwill assessment, the Company used current market capitalization, discounted cash flows and other factors as the best evidence of fair value. There are inherent uncertainties and management judgment required in an analysis of goodwill impairment.

Impairment of Long-Lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on the Company's judgment and estimates of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset.

     As a result of the Company's projected undiscounted future cash flows related to certain asset groups located in Europe and Asia being less than the carrying values of those assets, during the three months ended July 27, 2008 the Company recorded an impairment charge of $66.9 million, which represents the difference between the fair values of such long-lived assets as compared to their carrying values.

     As required by SFAS No. 144, the carrying values of the assets determined to be impaired were reduced to their fair values. The fair values of the impaired assets were determined based on market conditions, the income approach which utilized cash flow projections, and other factors. (See Note 2 of the Condensed Consolidated Financial Statements.)

Investment in Joint Venture

     Investments in joint ventures over which the Company has the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net income (loss) of the joint venture. These investments are evaluated for impairment in accordance with the requirements of Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." An impairment loss would be recorded whenever a decline in the value of an equity investment below its carrying amount is determined to be other than temporary. In judging "other than temporary," the Company would consider the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the investee, and the Company's longer-term intent of retaining the investment in the investee.

Income Taxes

     The income tax (provision) benefit is computed on the basis of the various tax jurisdictions' financial statements income or loss before income taxes. Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company uses judgment and assumptions to determine if valuation allowances for deferred income tax assets are required if realization is not likely by considering future market growth, forecasted operations, future taxable income, and the mix of earnings in the tax jurisdictions in which it operates.

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

Effect of New Accounting Standards

     In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and is required to be retrospectively applied. The Company is evaluating the impact that the adoption of FSP No. APB 14-1 will have on its consolidated financial statements.

     In May 2008, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 will be effective 60 days following the Security and Exchange Commission's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company is evaluating the impact, if any, SFAS No. 162 will have on its consolidated financial statements.

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

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. SFAS No. 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The standard also requires that a company use its own nonperformance risk when measuring liabilities carried at fair value, including derivatives. In February 2008, the FASB approved a FASB Staff Position ("FSP") that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FSP did not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. SFAS No. 157 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 will be applied prospectively. The Company intends to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is currently evaluating the effects, if any, that SFAS No. 157 may have on its consolidated financial statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company records derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company does not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of those derivatives are reported in the condensed consolidated statement of operations, or as accumulated other comprehensive income, a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, among other criteria, the derivative must be a hedge for an interest rate, price, foreign currency exchange rate, or credit risk, expected to be highly effective at the inception of the hedge and be highly effective in achieving offsetting changes in the fair value or cash flows of the hedged item during the term of the hedge, and formally documented at the inception of the hedge. In general, the types of risks hedged are those relating to the variability of future cash flows caused by movements in foreign currency exchange and interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of, and during the term of each hedge.

Foreign Currency Exchange Rate Risk

     The Company conducts business in several major international currencies through its worldwide operations and is subject to changes in foreign exchange rates of such currencies. Changes in exchange rates can positively or negatively affect the Company's sales, operating margins and retained earnings. The functional currencies of the Company's Asian subsidiaries are the Korean won, New Taiwan dollar, Chinese renminbi, and Singapore dollar. The functional currencies of the Company's European subsidiaries are the British pound and the euro.

     The Company attempts to minimize its risk to foreign currency transaction losses by producing its products in the same country in which the products are sold and thereby generating revenues and incurring expenses in the same currency, and by managing its working capital. In some instances, the Company may sell or purchase products in a currency other than the functional currency of the country where it was produced. To date, the Company has not experienced a significant foreign exchange loss on these transactions. However, there can be no assurance that this approach will be successful, especially in the event of a significant adverse movement in the value of any foreign currencies against the U.S. dollar. The Company does not engage in purchasing forward exchange contracts for speculative purposes.

     The Company's primary net foreign currency exposures as of July 27, 2008 included the Korean won, the Singapore dollar, the New Taiwan dollar, the Chinese renminbi, the British pound, and the euro. As of July 27, 2008, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $3.3 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations, or cash flows.

     In April, 2006, the Company's Korean subsidiary entered into a foreign currency rate swap contract which, under the terms of the contract, effectively converted a $50 million interest bearing intercompany loan denominated in U.S. dollars to Korean won. The intercompany loan was repaid and related swap settled during the nine month period ended July 27, 2008, including a final payment of $5.0 million during the three month period ended July 27, 2008.

     In accordance with SFAS No. 133, "Accounting for Derivatives and Hedging Activities," hedges related to anticipated transactions are designated and documented at their inception as cash flow hedges and are evaluated for effectiveness. In September, 2006, the Company entered into forward contracts to convert the fixed yen purchase price of certain equipment into fixed U.S. dollar amounts, which were designated as cash flow hedges. The Company records these derivative instruments in either current assets, noncurrent assets, or accrued liabilities, depending on their net position, at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are recognized in earnings for the ineffective portion of hedges, or in shareholders equity as a component of accumulated other comprehensive income or loss for the effective portion. As of July 27, 2008, all of the Company's forward contracts were settled.

Interest Rate Risk

     The majority of the Company's borrowings at July 27, 2008 were in the form of its variable rate revolving credit facility and its capital lease obligation for the U.S. Nanofab, which bears interest at a fixed rate of 8%. At July 27, 2008, the Company had approximately $77.0 million in net variable rate financial instrument liabilities which were sensitive to interest rate risk. A 10% change in interest rates would not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Act of 1934) as of July 27, 2008, the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of July 27, 2008, the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in Internal Control over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the Company's third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  RISKS RELATING TO THE COMPANY'S BUSINESS

     There have been no material changes to risks relating to the Company's business as disclosed in Part 1, Item 1A of the Company's Form 10-K for the year ended October 28, 2007.

Item 6.	EXHIBITS
	(a)	Exhibits

		Exhibit Number	Description

		10.28	Supplemental Agreement entered into as of January 1, 2008 by and between Micron Technology, Inc. and Photronics, Inc. in connection with the Build to Suit Lease dated May 5, 2006.

10.29

First Amendment to the Build to Suit Lease Agreement entered into as of January
15, 2008 between Micron Technology, Inc. and Photronics, Inc. in connection with the Build to Suit Lease dated May 5, 2006.*

		10.30	Separation and Consulting Agreement between Photronics, Inc., its subsidiaries and affiliates and Michael J. Luttati dated July 21, 2008.

		31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  September 3, 2008