Form 10-K
period 2008-11-02
PHOTRONICS INC
filed 2009-01-16
CIK 810136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 2, 2008

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
Yes  ☐  No ☒

As of April 27 2008, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant common stock held by non-affiliates was approximately $422,607,705 (based upon the closing price of $10.76 per share as reported by the Nasdaq National Market on that date).

As of December 31, 2008, 42,078,718 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2009
Annual Meeting of Shareholders		Incorporated into Part III
to be held in April 2009		of this Form 10-K

Forward-Looking Information

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of Photronics, Inc. ("Company"). These statements are based on management's beliefs, as well as assumptions made by and information currently available to management. Forward-looking statements may be identified by words like "expect", "anticipate", "believe", "plan", "projects", and similar expressions. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this annual report on Form 10-K, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, expectations with respect to future sales, financial performance, operating efficiencies and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. These factors may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward-looking statements include, but are not limited to, overall economic and business conditions; the demand and receipt of orders for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; changes in federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); the Company's ability to place new equipment in service on a timely basis; interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; economic and political conditions in international markets; the ability to obtain additional financings; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions and productivity programs; the timing, impact and other uncertainties of future acquisitions; the seasonal and cyclical nature of the semiconductor and flat panel display industries; the availability of capital; management changes; damage or destruction to the Company's facilities by natural disasters, labor strikes, political unrest or terrorist activity; the ability to fully utilize its tools; the ability of the Company to receive desired yields, pricing, product mix, and market acceptance of its products; changes in technology; and the ability of the Company to obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company's expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements.

PART I

ITEM 1.  BUSINESS

General

     Photronics, Inc. ("Company") is a Connecticut corporation, organized in 1969. Its principal executive offices are located at 15 Secor Road, Brookfield, Connecticut 06804, telephone (203) 775-9000. Photronics, Inc. and its subsidiaries are collectively referred to herein as "Photronics" or the "Company". The Company's website is located at http://www.photronics.com. The Company makes available, free of charge through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed or furnished to the Securities and Exchange Commission. The information contained or incorporated in the Company's website is not part of these documents.

      Photronics, Inc. and its subsidiaries (the "Company" or "Photronics") is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays ("FPDs"), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits ("IC") and a variety of FPDs and, to a lesser extent, other types of electrical and optical components. The Company currently operates principally from ten manufacturing facilities; two of which are located in Europe, two in Taiwan, one each in Korea, Singapore, and China; and three in the United States, including a state-of-the-art nanofab facility ("U.S. Nanofab") in Boise, Idaho, which commenced production during the second quarter of fiscal 2008. In the fourth quarter of fiscal 2008, the Company announced its intention to streamline its European operations and close its photomask manufacturing facility in Manchester, United Kingdom, which ceased production in January 2009.

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

     The first several layers of photomasks are sometimes required to be delivered by the Company within 24 hours from the time it receives customers' design data. The ability to manufacture high quality photomasks within short time periods is dependent upon efficient manufacturing methods, high yield and high equipment reliability. The Company works to meet these requirements by making significant investments in manufacturing and data processing systems and utilizing statistical process control methods to optimize the manufacturing process and reduce cycle times.

     Quality control is an integral part of the photomask manufacturing process. Photomasks are manufactured in temperature, humidity, and particulate controlled clean rooms because of the high level of precision, quality and yields required. Each photomask is inspected several times during the manufacturing process to ensure compliance with customer specifications. The Company continues to make substantial investments in equipment to inspect and repair photomasks to ensure that customer specifications are met. After inspection and any necessary repair, the Company utilizes proprietary processes to clean the photomasks prior to shipment.

     The vast majority of photomask units produced for the semiconductor industry employ geometries of 90 nanometer or larger for ICs, and Generation 7 technologies or lower for FPDs. At these geometries, the Company can produce full lines of photomasks and there is no significant technology employed by the Company's competitors that is not available to the Company. Semiconductor fabrication also occurs below the 90 nanometer range for IC photomask technology and Generation 7 and above for FPD photomask technology. The Company is currently capable of producing a selective range of photomasks at these smaller geometries. However, as is typical of industries in the midst of technological change, some of the Company's competitors may be able to achieve higher manufacturing yields than the Company when producing these smaller geometry photomasks, in part because these competitors may have completed more cycles of learning than the Company in this area, and, in part, because of the Company's need to replicate production of these complex photomasks at its many locations worldwide. The Company believes that these cases are few and are not material to its business.

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

     The Company supports international customers through both its domestic and international facilities. The Company considers its presence in international markets important to attracting new customers, providing global solutions to its existing customers, and serving customers that utilize manufacturing foundries outside of the United States, principally in Asia. For the amount of net sales and long-lived assets attributable to each of the Company's geographic areas of operations (see Note 16 to the Company's consolidated financial statements).

Customers

     The Company primarily sells its products to leading semiconductor and FPD manufacturers. The Company's largest customers during the fiscal year ended November 2, 2008 ("fiscal 2008"), included the following:

AU Optronics Corp.	MStar Semiconductor, Inc.
Fairchild Semiconductor Intl., Inc.	National Semiconductor Corporation
Freescale Semiconductor, Inc.	Novatek Microelectronics Corp., Ltd.
HannStar Display Corp.	NXP Semiconductors
IM Flash Technologies, LLC	Samsung Electronics Co., Ltd.
Integrated Device Technology, Inc.	Skyworks Solutions, Inc.
Jazz Semiconductor, Inc.	ST Microelectronics, Inc.
LG Philips LCD Co., Ltd.	Systems on Silicon Mfg. Co., Pte. Ltd.
Magnachip Semiconductor	Texas Instruments Incorporated
Micron Technology, Inc.	United Microelectronics Corp.

     During fiscal 2008, the Company sold its products and services to approximately 600 customers. Samsung Electronics Co., Ltd. accounted for approximately 25% of the Company's net sales in fiscal 2008, 2007 and 2006. This included sales of both IC and FPD photomasks. The Company's five largest customers, in the aggregate, accounted for approximately 44% in fiscal 2008, 43% in fiscal 2007 and 46% in fiscal 2006, of net sales. A significant decrease in the amount of sales to any of these customers could have a material adverse effect on the financial performance and business prospects of the Company.

Seasonality

     The Company's quarterly revenues can be affected by the seasonal purchasing of its customers. The Company is typically impacted during its first fiscal quarter by the North American and European holiday periods, as some customers reduce their effective workdays and orders during this period. Additionally, the Company can be impacted during its first or second quarter by the Asian New Year holiday period which also may reduce customer orders. For fiscal 2009, the Asian New Year holiday will be in the Company's first fiscal quarter, in contrast to fiscal 2008 when it occurred in the Company's second fiscal quarter. At times, the Company's first quarter revenues have been down sequentially by as much as 10%. During the past three years, the second quarter resulted in increased sequential revenues of 3% to 7%.

Research and Development

     The Company conducts its primary research and development activities at the MP Mask Technology Center, LLC ("MP Mask") joint venture operation located in Boise, Idaho, and in site-specific research and development programs at various locations around the world, primarily at its research and development center at PK, Ltd. ("PKL") located in Korea. The MP Mask research and development programs, coupled with site specific research and development initiatives, are designed to advance the Company's leadership in technology and manufacturing efficiency. The Company also conducts research and development activities to support advanced product integration including, but not limited to, numerical modeling and simulation of photomask processes, fabrication and delivery of product prototypes for next generation customer needs, and development of software tools and workflows necessary for the effective integration of the most advanced mask-based optical lithography solutions. Currently, research and development photomask activities are focused on 65, 45 and 32 nanometer node IC technology and Generation 8 and higher FPD technology. The Company believes these core competencies will continue to be a critical part of semiconductor manufacturing as optical lithography continues to scale device capabilities at and below 90 nanometer. The Company has incurred research and development expenses of $17.5 million, $17.3 million and $27.3 million in fiscal 2008, 2007 and 2006, respectively. The Company believes that it owns or controls valuable proprietary information necessary for its business as presently conducted. This includes trade secrets as well as patents. Recently, the Company has either applied for or been granted patents pertaining to its manufacturing processes. The Company believes that its intellectual property is and will continue to be important to the Company's technical leadership in the field of photomasks.

Patents and Trademarks

     The Company has over 40 patents with ownership interest in the United States. The subject matter of these patents generally relates to the manufacture of photomasks themselves and the use of photomasks to manufacture other products. The expiration dates of these patents range from 2011 to 2027. Additionally, pursuant to the technology license agreement with Micron, the Company has access to certain technology of Micron and MP Mask. The Company also has a number of trademarks and trademark registrations in the United States and in other countries.

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

Materials, Supplies and Equipment

     Raw materials used by the Company generally include high precision quartz plates (including large area plates), which are used as photomask blanks, primarily obtained from Japanese and Korean suppliers; pellicles and electronic grade chemicals, which are used in the manufacturing process; and compacts, which are durable plastic containers in which photomasks are shipped. These materials are generally sourced from several suppliers and although the Company is not dependent on any one supplier for most of its raw materials, glass blanks used for the production of certain high-end photomasks are only available from one supplier. The Company believes that its utilization of a select group of strategic suppliers enables it to access the most technologically advanced materials available. On an ongoing basis, the Company continues to consider additional supply sources.

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

Backlog

     The first several levels of a set of photomasks for a circuit pattern are often required to be shipped within 24 hours of receiving a customer's designs. Because of the short period between order and shipment dates (typically from 1 day to 2 weeks) for a significant amount of the Company's sales, the dollar amount of current backlog is not considered to be a reliable indicator of future sales volume.

International Operations

      International sales were approximately 77%, 75% and 73% of the Company's sales in fiscal 2008, 2007 and 2006, respectively. The Company believes that maintaining significant international operations requires it to have, among other things, a local presence in the markets in which it operates. This requires a significant investment in financial, management, operational, and other resources.

     Operations outside the United States are subject to inherent risks, including fluctuations in exchange rates, political and economic conditions in various countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing international operations, longer accounts receivable collection cycles and potentially adverse tax consequences. These factors may have a material adverse effect on the Company's ability to generate sales outside the United States and to deploy resources where they can be used to their greatest advantage, and consequently may adversely affect its financial conditions and results of operations.

     Note 16 of the notes to the Company's consolidated financial statements reports net sales and long-lived assets by geographic region.

Competition

     The photomask industry is highly competitive and most of the Company's customers utilize multiple photomask suppliers. The Company's ability to compete depends primarily upon its consistency of product quality and timeliness of delivery, as well as pricing, technical capability and service. The Company also believes that proximity to customers is an important factor in certain markets where cycle time from order to delivery is critical. Certain competitors have substantially greater financial, technical, sales, marketing and other resources than the Company. The Company believes that consistency of product quality, timeliness of delivery, and price are the principal factors considered by customers in selecting their photomask suppliers. The Company's inability to meet these requirements could adversely affect its sales. The Company believes that it is able to compete effectively because of its dedication to customer service, its investment in state-of-the-art photomask equipment and facilities, and its experienced technical employees.

     The Company estimates that for the types of photomasks it manufactures (IC and FPD) the size of the total market (captive and merchant) is approximately $3.5 billion. Competitors include Compugraphics, Inc., Dai Nippon Printing Co., Ltd., Hoya Corporation, SK-Electronics Co. Ltd., Taiwan Mask Corporation, Toppan Printing Co., Ltd. and Toppan Chungwha Electronics. The Company also competes with semiconductor manufacturers' captive photomask manufacturing operations that supply photomasks for internal use and, in some instances, also for external customers and foundries. The Company expects to face continued competition which in the past has led to pressure to reduce prices. The Company believes the pressure to reduce prices has contributed to the decrease in the number of independent manufacturers, and that expects such pressure to continue in the future.

Employees

     As of November 2, 2008, the Company and its majority-owned subsidiaries had approximately 1,440 employees. The Company believes it offers competitive compensation and other benefits and that its employee relations are good. Except for certain employees in the United Kingdom, none of the Company's employees are represented by a union.

ITEM 1A.  RISKS RELATING TO THE COMPANY'S BUSINESS

The Company is dependent on the semiconductor industry which as a whole is volatile and could have a negative material impact on its business.

     The Company sells substantially all of its photomasks to semiconductor designers, manufacturers and foundries, as well as to other high performance electronics manufacturers. The Company believes that the demand for photomasks depends primarily on design activity rather than sales volume from products using photomask technology. Consequently, an increase in semiconductor sales does not necessarily result in a corresponding increase in photomask sales. In addition, the reduced use of customized ICs, a reduction in design complexity, other changes in the technology or methods of manufacturing or designing semiconductors or a slowdown in the introduction of new semiconductor designs could reduce demand for photomasks even if there is increased demand for semiconductors. Further, advances in design and production methods for semiconductors and other high performance electronics could reduce the demand for photomasks. Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices. The semiconductor industry began to experience a downturn in fiscal 2008, which the Company believes could continue through fiscal 2009, which had an adverse impact on its 2008 operating results.

     The Company's sales of photomasks for use in fabricating high performance electronic products such as FPDs increased in fiscal 2008 as compared to fiscal 2007. The Company's results may suffer if the FPD photomask market does not grow or if the Company is unable to serve this market successfully. As is the case with semiconductor photomask demand, the Company believes that demand for photomasks for FPDs depends primarily on design activity and, to a lesser extent upon an increase in the number of production facilities used to manufacture FPDs. As a result, an increase in FPD sales will not necessarily lead to a corresponding increase in photomask sales. The technology for fabricating FPDs continues to develop in order to increase the size and improve the resolution of FPDs. A slowdown in the development of new technologies for fabricating FPDs could reduce the demand for related photomasks even if demand for FPDs increases.

The Company's quarterly operating results fluctuate significantly and may continue to do so in the future which could adversely impact the Company's business.

     The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify in the future. Fluctuations in operating results may result in volatility in the prices of the Company's securities, particularly its common stock and securities linked to the value of the Company's common stock. Operating results may fluctuate as a result of many factors, including size and timing of orders and shipments, loss of significant customers, product mix, technological change, fluctuations in manufacturing yields, competition and general economic conditions. The Company operates in a high fixed cost environment and to the extent its revenues and asset utilization increase or decrease, operating margins will be positively or negatively impacted. The Company's customers generally order photomasks on an as-needed basis, and substantially all of the Company's net sales in any quarter are dependent on orders received during that quarter. Since the Company operates with little backlog and the rate of new orders may vary significantly from month-to-month, the Company's capital expenditures and expense levels are based primarily on sales forecasts. Consequently, if anticipated sales in any quarter do not occur when expected, capital expenditures and expense levels could be disproportionately high, and the Company's operating results would be adversely affected. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. In addition, in future quarters the Company's operating results could be below the expectations of public market analysts and investors, which, in turn, could materially adversely affect the market prices of the Company's common stock.

The Company's industry is subject to rapid technological change and the Company might fail to remain competitive, which could have a material adverse effect on the Company's business and results of operations.

     The photomask industry has been, and is expected to continue to be characterized by technological change and evolving industry standards. In order to remain competitive, the Company will be required to continually anticipate, respond to and utilize changing technologies of increasing complexity in both traditional and emerging markets that it serves. In particular, the Company believes that, as semiconductor geometries continue to become smaller and FPDs become larger with improved performance, it will be required to manufacture increasingly complex photomasks. Additionally, demand for photomasks has been, and could in the future be, adversely affected by changes in methods of fabricating semiconductors and high performance electronics (that could affect the type or quantity of photomasks utilized), such as changes in semiconductor demand that favor field programmable gate arrays and other semiconductor designs that replace application-specific ICs. Additionally, increased market acceptance of alternative methods of IC designs onto semiconductor wafers, such as direct-write lithography, could reduce or eliminate the need for photomasks entirely in the production of semiconductors. Through fiscal 2008, direct-write lithography has not been proven to be a commercially viable alternative to photomasks, as it is considered too slow for high volume semiconductor wafer production. However, should direct-write or any other alternative methods of transferring IC designs to semiconductor wafers without the use of photomasks achieve market acceptance, the Company's business and results of operations would be materially adversely affected. If the Company is unable to anticipate, respond to or utilize these or other changing technologies, due to resource, technological or other constraints, its business and results of operations could be materially adversely affected.

     Further, should sales volumes decrease based upon the flow of design releases from the Company's customers, the Company may have excess or underutilized production capacity that could significantly impact operating margins, or result in write-offs from asset impairments.

The Company's operations will continue to require substantial capital, which it may be unable to obtain.

     The manufacture of photomasks requires substantial investments in high-end manufacturing capability at existing and new facilities. The Company expects that it will be required to continue to make substantial capital expenditures to meet the technological demands of its customers and to position it for future growth. The Company's capital expenditure payments for fiscal 2009 are expected to be in the range of $40 million to $50 million, of which $24 million was accrued as of November 2, 2008. Further, the Company's credit facility has a limitation on capital expenditure payments. The Company cannot provide assurance that it will be able to obtain the additional capital required in connection with its operations on reasonable terms, if at all, or that any such expenditure will not have a material adverse effect on its business and results of operations.

The Company's agreements with Micron have several risks; should either company not comply or execute under these agreements it could significantly disrupt the Company's business and technology activities which could have a material effect on the Company's operations or cash flows.

     On May 5, 2006, Photronics and Micron entered into a joint venture known as MP Mask. The joint venture develops and produces photomasks for leading-edge and advanced next generation semiconductors. As part of the formation of the joint venture, Micron contributed its existing photomask technology center located at its Boise, Idaho, headquarters to MP Mask and Photronics paid Micron $135.0 million in exchange for a 49.99% interest in MP Mask, a license for photomask technology of Micron and certain supply agreements. The Company invested an additional $2.6 million in 2008 and $3.5 million in 2007 in MP Mask for capital expenditure and working capital purposes, and received a distribution from MP Mask of $5.0 million in 2008.

     In the first quarter of fiscal 2008, a capital lease agreement commenced with Micron for the U.S. Nanofab for $61.7 million principal amount. Photronics' total investment to date in the purchase and equipping of its U.S. Nanofab is approximately $186 million. The U.S. Nanofab began production in the Company's second fiscal quarter.

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

     Historically, the Company has sold a significant proportion of photomasks to a limited number of IC and FPD manufacturers. During fiscal 2008, one customer, Samsung Electronics Co., Ltd., accounted for approximately 25% of the Company's net sales. The Company's five largest customers, in the aggregate, accounted for 44% of net sales in fiscal 2008, 43% in fiscal 2007, and 46% in fiscal 2006. None of the Company's customers has entered into a long-term agreement with the Company requiring them to purchase the Company's products. The loss of a significant customer or any reduction or delay in orders from any significant customer, including reductions or delays due to customer departures from recent buying patterns, or market, economic, or competitive conditions in the semiconductor or FPD industries, could have a material adverse effect on the Company's financial performance and business prospects. The continuing consolidation of semiconductor manufacturers and economic downturn in the semiconductor industry may increase the likelihood of losing a significant customer and have an adverse effect on the Company's financial performance and business prospects.

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

     The Company uses high precision quartz photomask blanks, pellicles, and electronic grade chemicals in its manufacturing processes. There are a limited number of suppliers of these raw materials, and for production of certain high-end photomasks there is only one available supplier, and the Company has no long-term contract for the supply of these raw materials. Any delays or quality problems in connection with significant raw materials, particularly photomask blanks, could cause delays in shipments of photomasks, which could have a material adverse effect on the Company's business and results of operations. The fluctuation of foreign currency exchange rates with respect to prices of equipment and raw materials used in manufacturing also could have a material adverse effect on the Company's business and results of operations, although they have not been material to date.

The Company faces risks associated with complex manufacturing processes, including the use of sophisticated equipment and manufacturing processes with complex technologies; should the Company be unable to effectively utilize such processes and technologies it could have a material adverse effect on its business and results of operations.

     The Company's complex manufacturing processes require the use of expensive and technologically sophisticated equipment and materials, and are continuously modified in an effort to improve manufacturing yields and product quality. Minute impurities, defects or other difficulties in the manufacturing process can lower manufacturing yields and make products unmarketable. Moreover, manufacturing leading-edge photomasks is more complex and time consuming than manufacturing less advanced photomasks, and may lead to delays in the manufacturing of all levels of photomasks. The Company has, on occasion, experienced manufacturing difficulties and capacity limitations that have delayed the Company's ability to deliver products within the time frames contracted for by its customers. The Company cannot provide assurance that it will not experience these or other manufacturing difficulties, or be subject to increased costs or production capacity constraints in the future, any of which could result in a loss of customers or could otherwise have a material adverse effect on its business and results of operations.

     In the first quarter of fiscal 2008, a capital lease agreement commenced with Micron for the U.S. Nanofab. The Company cannot provide assurance that this facility will ramp up to anticipated production levels or that it will not experience any production or other difficulties.

Covenants in the Company's debt agreements limit its ability to obtain financing and obligate it to repay debt.

     The Company's ability to comply with the financial and other covenants in its debt agreements may be affected by economic or business conditions or other events. As of November 2, 2008, the Company had a revolving credit facility with $122.5 million outstanding, and foreign loans with $30.5 million outstanding, that were subject to various financial and other covenants, which were last amended on December 12, 2008. The financial covenants include, among others, the Senior Leverage Ratio, Total Leverage Ratio, Minimum Fixed Charge Ratio and minimum quarterly EBITDA levels. Existing covenant restrictions limit the Company's ability to obtain additional debt financing and should the Company be unable to meet one or more of these covenants the bank may require the Company to repay its outstanding balances prior to the expiration date of the agreements. The Company cannot assure that additional sources of financing would be available to the Company to pay off the Company's long-term borrowings to avoid default.

     On October 31, 2008, the Company's credit agreement was amended to change the minimum senior leverage ratio covenant, as defined, and to extend the date that the Company was required to obtain at least $75 million in permanent long-term capital from November 2, 2008 to December 5, 2008. The credit agreement was further amended on December 5, 2008 to extend the date to obtain at least $75 million in permanent long-term capital to December 12, 2008, at which date the credit agreement was last amended and, among other items, eliminated the requirement to obtain such permanent long-term capital.

     Should the Company default on any of its long-term borrowings, a cross default would occur on its other long-term borrowings, unless amended or waived.

The Company's prior and future acquisitions may entail certain operational and financial risks.

     The Company has made significant acquisitions throughout its history. Acquisitions have focused on increasing its manufacturing presence in Asia, including its acquisition of Photronics Semiconductor Mask Corporation ("PSMC"), a Taiwanese photomask manufacturer, in 2000 and PKL, a Korean photomask manufacturer, in 2001 and increasing the technology base through the MP Mask joint venture between Photronics and Micron in 2006. The Company may make additional acquisitions in the future. Acquisitions place significant demands on the Company's administrative, operational and financial personnel and systems. Managing acquired operations entails numerous operational and financial risks, including difficulties in the assimilation of acquired operations, diversion of management's attention from other business concerns, managing assets in multiple geographic regions, amortization of acquired intangible assets and potential loss of key employees of acquired operations. Sales of acquired operations also may decline following an acquisition, particularly if there is an overlap of customers served by the Company and the acquired operation, and these customers transition to another vendor in order to ensure a second source of supply. Furthermore, the Company may be required to utilize its cash reserves and/or issue new securities for future acquisitions, which could have a dilutive effect on its earnings per share.

The Company may incur unforeseen charges related to its intended restructuring of its European infrastructure or, it may fail to realize projected benefits related to the restructure.

     In the fourth quarter of fiscal 2008, the Company announced its intention to streamline its European operations by ceasing the manufacture of photomasks at its facility in Manchester, United Kingdom. The Company expects this action to lower its operating costs and increase its manufacturing efficiencies. However, the Company cannot assure that this action will not result in unforeseen costs, disruptions in its operations, or other negative events that could result in the Company failing to realize the projected benefits of the restructure.

The Company operates in a highly competitive industry; should the Company be unable to meet its customers requirements for product quality, timelines of delivery or technical capabilities, it could adversely affect its sales.

     The photomask industry is highly competitive, and most of the Company's customers utilize more than one photomask supplier. The Company's competitors include Compugraphics, Inc., Dai Nippon Printing Co., Ltd., Hoya Corporation, Taiwan Mask Corporation, Toppan Printing Co., Ltd. and Toppan Chungwha Electronics. The Company also competes with semiconductor manufacturers' captive photomask manufacturing operations. The Company expects to face continued competition from these and other suppliers in the future. Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources than it does. Also, when producing smaller geometry photomasks, some of the Company's competitors may be able to more rapidly develop, produce, and achieve higher manufacturing yields than the Company. The Company believes that consistency of product quality and timeliness of delivery, as well as price, technical capability, and service, are the principal factors considered by customers in selecting their photomask suppliers. The Company's inability to meet these requirements could adversely affect its sales which could have a material adverse effect on its business and results of operations. In the past, competition led to pressure to reduce prices which, the Company believes, contributed to the decrease in the number of independent manufacturers. This pressure to reduce prices may continue in the future. In addition, certain semiconductor manufacturers possess their own captive facilities for manufacturing photomasks, some of which market their photomask manufacturing services to outside customers as well as to their internal organizations.

The Company's substantial international operations are subject to additional risks.

     International sales accounted for approximately 77% of the Company's net sales for fiscal 2008, 75% in fiscal 2007, and 73% in fiscal 2006. The Company believes that maintaining significant international operations requires it to have, among other things, a local presence in the markets in which it operates. This requires a significant investment of financial, managerial, operational, and other resources. Since 1996, the Company has significantly expanded its operations in international markets by acquiring existing businesses in Europe, establishing manufacturing operations in Singapore, acquiring majority equity interests in photomask manufacturing operations in Korea and Taiwan and building a new manufacturing facility for FPD photomasks in Taiwan and a new photomask manufacturing facility in Shanghai, China. As the served market continues to shift to Asia, the Company will continue to assess its manufacturing base and may close or open new facilities to adapt to these market conditions.

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

Changes in foreign currency exchange rates could materially adversely affect the Company's business, results of operations, or financial condition.

      The Company's financial statements are prepared in accordance with U.S. GAAP and are reported in U.S. dollars.  The Company's international operations have transactions and balances denominated in currencies other than the U.S. dollar, primarily the Korean won, New Taiwan dollar, Chinese renminbi, Japanese yen, Singapore dollar, euro and British pound. In fiscal 2008, the Company recorded a net gain of $3.8 million in its statement of operations from changes in foreign currency rates, while its net assets were reduced by $62.2 million as a result of the translation of foreign currency financial statements to U.S. dollars. In the event of significant foreign currency fluctuations, the Company's results of operations, financial condition or cash flows may be adversely affected.

The Company's business depends on management and technical personnel, who are in great demand, and its inability to attract and retain qualified employees could adversely affect the Company's business and results of operations.

     The Company's success, in part, depends upon key managerial, engineering and technical personnel, as well as its ability to continue to attract and retain additional personnel. The loss of certain key personnel could have a material adverse effect upon the Company's business and results of operations. There can be no assurance that the Company can retain its key managerial, engineering and technical employees, or that it can attract similar additional employees in the future. The Company believes that it provides competitive compensation and incentive packages to its employees.

The Company may be unable to enforce or defend its ownership and use of proprietary technology, and the utilization of unprotected Company developed technology by its competitors could adversely affect the Company's business, results of operations and financial position.

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

     The Company may become the subject of infringement claims or legal proceedings by third parties with respect to current or future products or processes. Any such claims or litigation, with or without merit, to enforce or protect its intellectual property rights or to defend itself against claimed infringement of the rights of others could result in substantial costs, diversion of resources and product shipment delays or could force the Company to enter into royalty or license agreements rather than dispute the merits of these claims. Any of the foregoing could have a material adverse effect on the Company's business, results of operations and financial position.

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

     In addition, these laws and regulations may impose clean-up liabilities on current and former owners and operators of real property without regard to fault and these liabilities may be joint and several with other parties. In the past, the Company has been involved in remediation activities relating to its properties. The Company believes, based upon current information, that environmental liabilities relating to these activities or other matters are not material to its financial statements. However, there can be no assurances that the Company will not incur any material environmental liabilities in the future.

The Company's production facilities could be damaged or disrupted by a natural disaster or labor strike, either of which could adversely affect its financial position, results of operations and cash flows.

     The Company's facilities in Taiwan are located in a seismically active area. In addition, a major catastrophe such as an earthquake or other natural disaster, labor strikes, or work stoppage at any of the Company's manufacturing facilities could result in a prolonged interruption of its business. Any disruption resulting from these events could cause significant delays in shipments of the Company's products and the loss of sales and customers, which could have a material adverse effect on the Company's financial position and results of operations, and cash flows.

The Company's sales can be impacted by the health and stability of the general economy, which could adversely affect its operations and cash flows.

     Unfavorable changes in general economic conditions, including Asia, such as a recession or economic slowdown in the U.S. or other countries in which the Company does business, may have the effect of reducing the demand for photomasks. For example, an economic downturn may lead to a decrease in demand for end products whose manufacturing process involves the use of photomasks, which may result in a reduction in new product design and development by semiconductor manufacturers, which could adversely affect the Company's operations and cash flows.

Changes in the Company's credit rating could adversely affect its financial position.

     The Company's credit rating can be materially influenced by acquisitions, dispositions, other investment decisions, and the results of its operations in the near-term. Should the Company's credit rating be downgraded, its cost and ability to raise needed working and investment capital could adversely affect its results of operations and cash flows.

Additional taxes could adversely effect the Company's financial results.

     The Company's tax filings are subjected to audit by tax authorities in the various jurisdictions in which it does business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or through the courts. Currently, the Company believes there are no outstanding assessments whose resolution would result in a material adverse financial result. However, the Company cannot offer assurances that unasserted or potential future assessments would not have a material adverse effect on its financial condition or results of operations.

The Company's business could be adversely impacted by global or regional catastrophic events.

     The Company's business could be adversely affected by terrorist acts, the outbreak or escalation of wars, major natural disasters; or widespread outbreaks of infectious diseases. Such events in the geographic regions in which the Company does business could have material adverse impacts on its sales volume, cost of raw materials, earnings, cash flows and financial condition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     None

ITEM 2.  DESCRIPTION OF PROPERTY

     The following table presents certain information about the Company's photomask manufacturing facilities:

Location	Type of Interest

Allen, Texas	Owned
Boise, Idaho	Leased
Brookfield, Connecticut (Building #1)	Owned
Brookfield, Connecticut (Building #2)	Owned
Bridgend, South Wales	Leased
Cheonan, Korea	Owned
Dresden, Germany	Leased
Hsinchu, Taiwan	Leased
Manchester, England	Owned	(1)
Shanghai, China	Owned	(2)
Singapore	Leased
Taichung, Taiwan	Owned	(2)

(1)	Production at the Manchester, United Kingdom manufacturing facility ceased in January 2009.

(2)	The Company owns its manufacturing facilities in Shanghai and Taichung, however, it leases the related land.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED SHAREHOLDERS' MATTERS

     The Common Stock of the Company is traded on the NASDAQ Stock Market, Inc. ("NASDAQ") under the symbol PLAB. The table below shows the range of high and low sale prices per share for each quarter for fiscal year 2008 and 2007, as reported on the NASDAQ.

	High	Low

Fiscal Year Ended November 2, 2008:

Quarter Ended January 27, 2008	$13.10	$8.91
Quarter Ended April 27, 2008	12.87	8.44
Quarter Ended July 27, 2008	11.16	4.40
Quarter Ended November 2, 2008	4.74	0.39

Fiscal Year Ended October 28, 2007:

Quarter Ended January 28, 2007	$16.97	$13.68
Quarter Ended April 29, 2007	16.88	15.00
Quarter Ended July 29, 2007	15.96	14.14
Quarter Ended October 28, 2007	14.54	10.38

     On December 31, 2008, the closing sale price for the Common Stock as reported by NASDAQ was $1.95. Based on information available to the Company, the Company believes it has approximately 9,500 shareholders.

     The Company has not paid any cash dividends to date and, for the foreseeable future, anticipates that earnings will continue to be retained for use in its business. Further, the Company's revolving credit facility ("credit facility") precludes it from paying cash dividends.

     The information regarding the Company's equity compensation required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from the Company's 2009 definitive Proxy Statement into Item 12 of Part III of this report.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data is derived from the Company's audited consolidated financial statements. The data should be read in conjunction with the audited consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K (in thousands, except per share amounts):

	Year Ended

	November 2, 2008		October 28, 2007	October 29, 2006		October 30, 2005		October 31, 2004

OPERATING DATA:

Net sales	$422,548		$421,479	$454,875		$440,770		$395,539

Cost and expenses:
Cost of sales	(349,841)		(321,958)	(307,851)		(295,649)		(260,232)
Selling, general and administrative	(55,167)		(61,507)	(62,215)		(54,295)		(53,487)
Research and development	(17,475)		(17,300)	(27,337)		(32,152)		(30,520)
Impairment of goodwill	(138,534)	(a)	-	-		-		-
Impairment of long-lived assets	(66,874)	(b)	-	-		-		-
Consolidation, restructuring and related charges	(510)	(c)	-	(15,639)	(d)	-		-
Gain on sale of facility	-		2,254	-		-		-

Operating income (loss)	(205,853)		22,968	41,833		58,674		51,300

Other income (expense):
Interest expense	(11,878)		(5,928)	(11,916)		(10,885)		(14,723)
Investment and other income, net	5,562		6,844	15,469		7,556	(e)	4,468	(f)

Income (loss) before income tax benefit (provision) and minority interest	(212,169)		23,884	45,386		55,345		41,045
Income tax benefit (provision)	2,778		3,178	(10,462)		(10,058)		(5,761)
Minority interest in income of consolidated subsidiaries	(1,374)		(2,539)	(5,592)		(6,634)		(10,818)

Net income (loss)	$(210,765)	(a) (b) (c)	$ 24,523	$ 29,332	(d)	$ 38,653	(e)	$ 24,466	(f)

Earnings (loss) per share:

Basic	$(5.06)	(a) (b) (c)	$0.59	$0.71	(d)	$1.09	(e)	$0.75	(f)

Diluted	$(5.06)	(a) (b) (c)	$0.56	$0.66	(d)	$0.95	(e)	$0.68	(f)

Weighted average number of common shares outstanding:

Basic	41,658		41,539	41,369		35,519		32,564

Diluted	41,658		51,282	51,072		45,256		42,339

BALANCE SHEET DATA:
			As of

	November 2, 2008	October 28, 2007	October 29, 2006	October 30, 2005	October 31, 2004

Working capital	$66,419	$96,606	$127,691	$300,557	$240,401
Property, plant and equipment, net	436,528	531,578	443,637	412,429	396,461
Total assets	758,007	1,059,780	1,045,683	945,729	858,210
Long-term debt	202,979	191,253	170,288	238,949	315,888
Shareholders' equity	382,782	654,284	614,282	561,875	349,473

(a)	Includes impairment of goodwill charge of $138.5 million ($137.3 million net of tax).

(b)	Includes impairment charge of $66.9 million for certain long-lived assets in Asia and Europe ($60.9 million net of tax).

(c)	Includes consolidation and restructuring charges of $0.5 million ($0.4 million net of tax) in connection with the closure of the Company's Manchester, United Kingdom manufacturing facility.

(d)	Includes consolidation and restructuring charges of $15.6 million net of tax in connection with the closure of the Company's Austin, Texas manufacturing and research and development facility.

(e)	Includes early extinguishment charge of $1.7 million in connection with the early redemption of $64.4 million of the Company's 4.75% convertible notes.

(f)	Includes early extinguishment charge of $1.2 million in connection with the early redemption of $48.5 million of the Company's 4.75% convertible notes.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended November 2, 2008, October 28, 2007 and October 29, 2006

Overview

     The Company sells substantially all of its photomasks to semiconductor designers and manufacturers, and manufacturers of FPDs. Photomask technology is also being applied to the fabrication of other higher performance electronic products such as photonics, micro-electronic mechanical systems and certain nanotechnology applications. Thus, the Company's selling cycle is tightly interwoven with the development and release of new semiconductor designs and flat panel applications, particularly as it relates to the semiconductor industry's migration to more advanced design methodologies and fabrication processes. The Company believes that the demand for photomasks primarily depends on design activity rather than sales volumes from products produced using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. In addition, the reduced use of customized ICs, reductions in design complexity, other changes in the technology or methods of manufacturing semiconductors, or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks even if demand for semiconductors and FPDs increases. Advances in semiconductor and photomask design and semiconductor production methods could reduce the demand for photomasks. Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices. The semiconductor industry began to experience a downturn in fiscal 2008, which the Company believes could continue through fiscal 2009, which had an adverse impact on its 2008 operating results.

     The global semiconductor industry is driven by end markets which have been closely tied to consumer driven applications of high performance semiconductor devices including, but not limited to, communications and mobile computing solutions. The Company is typically required to fulfill its customer orders within a short period of time, sometimes within 24 hours. This results in the Company having a minimal level of back-log orders, typically one to two weeks. The Company cannot predict the timing of the industry's transition to volume production of next generation technology nodes or the timing of up and down cycles with precise accuracy, but believes that such transitions and cycles will continue into the future, beneficially and adversely affecting its business, financial condition and operating results in the near term. The Company's ability to remain successful in these environments is based upon achieving its goals of being a service and technology leader, an efficient solutions supplier, and a company able to continually reinvest in its global infrastructure.

     The effects of the worsening global economy and the tightening credit market are also making it increasingly difficult for the Company to obtain external sources of financing to fund its operations. The Company faces challenges in the current and near term that require it to continue to make significant improvements in its competitiveness. The Company continues to evaluate financing alternatives, delay capital expenditures and evaluate further cost reduction initiatives.

     The Company is focused on improving its competiveness by advancing its technology and reducing costs. In addition, the Company increased its high-end manufacturing capability in 2008 with the commencement of production at its state-of-the-art nanofab facility ("U.S. Nanofab") in Boise, Idaho. To reduce costs, in the first quarter of fiscal 2009 the Company implemented a restructure initiative in Europe to reduce manufacturing and overhead costs, and reduce its workforce.

     As of December 2008, state-of-the-art production for semiconductor masks is considered to be 45 nanometer and lower for ICs, and Generation 8 and above process technologies for FPDs, while 65 nanometer has moved into volume production. 90 nanometer and above geometries and Generation 7 and below process technologies for FPDs constitute the majority of designs being fabricated in volume today. The Company expects there to be an increase in 65 nanometer designs moving to wafer fabrication throughout fiscal 2009 and believes it is well positioned to service an increasing volume of this business through investments in manufacturing processes and technology in the global regions where its customers are located.

     The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, the Company will be required to continually anticipate, respond to, and utilize changing technologies. In particular, the Company believes that, as semiconductor geometries continue to become smaller, it will be required to manufacture even more complex optically-enhanced reticles, including optical proximity correction and phase-shift photomasks. Additionally, demand for photomasks has been, and could in the future be, adversely affected by changes in methods of semiconductor manufacturing (which could affect the type or quantity of photomasks utilized), such as changes in semiconductor demand that favor field-programmable gate arrays and other semiconductor designs that replace application-specific ICs. Through fiscal 2008, the Company has not experienced a significant loss of revenue as a result of alternative semiconductor design methodologies. Additionally, increased market acceptance of alternative methods of transferring circuit designs onto semiconductor wafers, such as direct-write lithography, could reduce or eliminate the need for photomasks. Through fiscal 2008, direct-write lithography has not been proven to be a commercially viable alternative to photomasks, as it is considered too slow for high volume semiconductor wafer production. However, should direct-write or any other alternative methods of transferring IC designs to semiconductor wafers be done without the use of photomasks, the Company's business and results of operations would be materially adversely affected. If the Company is unable to anticipate, respond to, or utilize these or other changing technologies due to resource, technological or other constraints, its business and results of operations could be materially adversely affected.

     Both revenues and costs have been affected by the increased demand for high-end technology photomasks that require more advanced manufacturing capabilities but generally command higher average selling prices ("ASPs"). The Company's capital expenditure payments for new facilities and equipment aggregated approximately $294 million for the three fiscal years ended November 2, 2008, resulting in significant increases in operating expenses. While the Company intends to continue to make the required investments to support the technological demands of its customers and position itself for future growth, it expects that its level of capital expenditures will decrease for the next several years. In 2006, the Company invested $135 million in the MP Mask joint venture, and technology license and related agreements.

     The manufacture of photomasks for use in fabricating ICs and other related products built using comparable photomask-based process technologies has been, and continues to be, capital intensive due to the need to maintain a technology-based infrastructure. The Company's integrated global manufacturing network and employees, which consist of ten current manufacturing sites (the Manchester, United Kingdom facility ceased production in January 2009), represent a significant portion of its fixed operating cost base. Should sales volumes decrease based upon the flow of design releases from the Company's customers, the Company may have excess or underutilized production capacity that could significantly impact operating margins, or result in write-offs from asset impairments.

     The vast majority of photomask units produced for the semiconductor industry employ geometries of 90 nanometers or larger for ICs, and Generation 7 technologies or lower for FPDs. At these geometries, the Company can produce full lines of photomasks and there is no significant technology employed by the Company's competitors that is not available to the Company. Semiconductor fabrication also occurs below 90 nanometer for ICs, and Generation 8 and above for FPDs. The Company is currently capable of producing a selective range of photomasks at these smaller geometries, and has begun accelerating its efforts to support the development and production of photomasks for 65, 45 and 32 nanometer technology nodes in semiconductors and Generation 8 in FPD. However, as is typical of industries in the midst of technological change, some of the Company's competitors may be able to achieve higher manufacturing yields than the Company when producing these smaller geometry photomasks, in part because these competitors may have completed more cycles of learning than the Company in this area and in part because of the Company's need to replicate production of these complex photomasks at its world-wide advanced technology locations.

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

     On May 5, 2006, Photronics and Micron entered into the MP Mask joint venture, which develops and produces photomasks for leading-edge and advanced next generation semiconductors. As part of the formation of the joint venture, Micron contributed its existing photomask technology center located at its Boise, Idaho, headquarters to MP Mask and Photronics paid Micron $135.0 million in exchange for a 49.99% interest in MP Mask and a license for photomask technology of Micron and certain supply agreements. The Company subsequently invested an additional $6.1 million in MP Mask for capital expenditure and working capital purposes, and received a return of investment from MP Mask of $5 million (see Note 3 to the consolidated financial statements).

     In the first quarter of fiscal 2008, a capital lease agreement commenced with Micron for the U.S. Nanofab for a total cost of $61.7 million. The Company's total investment through fiscal 2008 in the purchase and equipping of its U.S. Nanofab was approximately $186 million. The U.S. Nanofab began production during the second quarter of fiscal 2008.

     In the third quarter of fiscal 2008, the Company recorded impairment charges for certain of its long-lived assets and wrote off all $138.5 million of its goodwill (see Note 2 to the consolidated financial statements). In the fourth quarter of fiscal 2008, the Company announced its intention to cease the manufacture of photomasks at its Manchester, United Kingdom facility (see Note 18 to the consolidated financial statements).

Results of Operations

     The following table represents selected operating information expressed as a percentage of net sales:

	Year Ended

	November 2, 2008	October 28, 2007	October 29, 2006

Net sales	100.0%	100.0%	100.0%
Cost of sales	(82.8)	(76.4)	(67.7)

Gross margin	17.2	23.6	32.3
Selling, general and administrative expenses	(13.1)	(14.6)	(13.7)
Research and development expenses	(4.1)	(4.1)	(6.0)
Impairment of goodwill	(32.8)	-	-
Impairment of long-lived assets	(15.8)	-	-
Consolidation, restructuring and related charges	(0.1)	-	(3.4)
Gain on sale of facility	-	0.5	-

Operating income (loss)	(48.7)	5.4	9.2
Interest expense	(2.8)	(1.4)	(2.6)
Investment and other income, net	1.3	1.6	3.4

Income (loss) before income tax benefit
(provision) and minority interest	(50.2)	5.6	10.0
Income tax benefit (provision)	0.6	0.8	(2.3)
Minority interest	(0.3)	(0.6)	(1.3)

Net income (loss)	(49.9)%	5.8%	6.4%

     Note: All the following tabular comparisons, unless otherwise indicated, are for the fiscal years ended November 2, 2008 (2008), October 28, 2007 (2007) and October 29, 2006 (2006), in millions of dollars.

Net Sales

				Percent Change

	2008	2007	2006	2008 to 2007	2007 to 2006

FPD	$107.6	$ 82.1	$ 99.8	31.1%	(17.7)%
IC	314.9	339.4	355.1	(7.2)	(4.4)

Total net sales	$422.5	$421.5	$454.9	0.3%	(7.3)%

     Net sales for 2008 increased 0.3% to $422.5 million as compared to $421.5 million for 2007. The increase is related to increased sales of FPD photomasks of $25.5 million, primarily related to increased sales of high-end FPD photomasks; substantially offset by reduced sales of IC photomasks of $24.5 million associated with decreased ASPs, primarily for mainstream photomasks. High-end photomask applications, which typically have higher ASPs, include photomask sets for FPD products using G6 and above technologies and IC products using 90 nanometer and below technologies. During 2008, sales of high-end photomasks totaled $115 million as compared to $92 million in 2007. Total sales of high-end FPD photomasks increased by $20 million, and sales of high-end IC photomasks increased by $3.0 million. By geographic area, net sales in 2008 as compared to 2007 increased by $16.5 million or 6.8% in Asia, decreased by $10.4 million or 9.7% in North America, and decreased by $5.0 million or 7.0% in Europe. As a percent of total sales in 2008, sales were 61% in Asia, 23% in North America and 16% in Europe.

     Net sales for 2007 decreased 7.3% to $421.5 million as compared to $454.9 million for 2006. The decrease is related to reducedsales of FPD photomasks of $17.7 million associated with decreased ASPs primarily for high-end FPD photomasks; and reduced sales of IC photomasks of $15.7 million as a result of a decline in ASPs, primarily from mainstream products.During 2007, sales of high-end photomasks totaled $92 million as compared to $91 million in 2006. Total sales of high-end FPD masks decreased by $18 million, while sales of high-end IC photomasks increased by $19 million. By geographic area, net sales in 2007 as compared to 2006 decreased by $9.8 million or 3.9% in Asia, by $15.2 million or 12.4% in North America, and by $8.4 million or 10.5% in Europe. As a percent of total sales in 2007, sales were 58% in Asia, 25% in North America, and 17% in Europe.

Gross Margin

				Percent Change

				2008 to	2007 to
	2008	2007	2006	2007	2006

Gross margin	$72.7	$99.5	$147.0	(26.9)%	(32.3)%
Gross margin %	17.2%	23.6%	32.3%	-	-

     Gross margin decreased to 17.2% in 2008 from 23.6% in 2007 primarily due to costs relating to the Company's increased manufacturing base, including costs associated with the U.S. Nanofab which commenced operations in the second fiscal quarter of 2008, and reduced ASPs for IC photomasks, principally mainstream. The decreased gross margin was partially mitigated by increased high-end revenues, primarily for FPD photomasks. The Company operates in a high fixed cost environment and to the extent that the Company's revenues and utilization increase or decrease, gross margin will be positively or negatively impacted. The gross margin percentage in fiscal 2009 could be negatively impacted by decreased ASPs and units, and increased depreciation expense and costs associated with the Company's increased fixed cost manufacturing base.

     Gross margin decreased to 23.6% in 2007 from 32.3% in 2006 primarily due to decreased ASPs for both IC and FPD photomasks and the Company's increased manufacturing base in Asia.

Selling, General and Administrative Expenses

				Percent Change

				2008 to	2007 to
	2008	2007	2006	2007	2006

S,G&A expense	$55.2	$61.5	$62.2	(10.3)%	(1.1)%
% of net sales	13.1%	14.6%	13.7%	-	-

     Selling, general and administrative expenses decreased by $6.3 million or 10.3% to $55.2 million in 2008, as compared to $61.5 million in 2007. The decrease was related to certain U.S. Nanofab costs reported in costs of sales since production commenced in the second quarter of fiscal 2008, and reduced compensation expense, due in part to reduced headcount and cost reduction programs.

     Selling, general and administrative expenses decreased by $0.7 million or 1.1% to $61.5 million in 2007 from $62.2 million in 2006. The decrease was primarily due to decreased compensation expense, which was partially offset by start-up expenses related to the U.S. Nanofab.

Research and Development

				Percent Change

				2008 to	2007 to
	2008	2007	2006	2007	2006

R&D expense	$17.5	$17.3	$27.3	1.0%	(36.7)%
% of net sales	4.1%	4.1%	6.0%	-	-

     Research and development expenditures consist primarily of global development efforts of high-end process technologies for advanced sub-wavelength reticle solutions for IC and FPD technologies. Research and development expenses decreased in both 2008 and 2007 as compared to 2006 as a result of cost savings associated with the 2006 closure of the Company's Austin, Texas research and development operations, which were in part offset by amortization expenses of the fair value of the agreement to license technology from Micron.

Impairment of Goodwill

     Through the third quarter of fiscal 2008, the Company experienced a sustained, significant decline in its stock price. As a result of the decline in stock price, the Company's market capitalization fell significantly below the recorded value of its consolidated net assets during the third quarter of fiscal 2008. Due to the decrease in its market capitalization and quarterly net losses incurred through the third quarter of fiscal 2008, management tested goodwill for impairment in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. The results of the analysis indicated that there would be no remaining implied value attributable to the Company's goodwill and, accordingly, the Company wrote off all $138.5 million of its goodwill in fiscal 2008 (see Note 2 to the consolidated financial statements).

Impairment of Long-Lived Assets

     As a result of the Company's projected undiscounted future cash flows related to certain of its asset groups (located in Europe and Asia) being less than the carrying value of those assets, the Company recorded an impairment charge of $66.9 million in the third quarter of fiscal 2008. As required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets the carrying value of the assets determined to be impaired were reduced to their fair values (see Note 2 to the consolidated financial statement).

Consolidation, Restructuring and Related Charges

     In the fourth quarter of fiscal 2008 the Company announced its intention to streamline its European operations by ceasing the manufacturing of photomasks at its facility in Manchester, United Kingdom. The Company expects to record an after tax charge in the range of $3.0 million to $5.0 million through fiscal 2009 (including $0.4 million after tax recorded in fiscal 2008), approximately 25% of which will be for non-cash items. The Company expects to recover all related charges within a one year period through lower operating costs and increased manufacturing efficiencies. The Company estimates that approximately 85 employees will be affected by the planned closure. Production ceased at the Manchester, United Kingdom facility in January 2009.

     In the second quarter of 2006, the Company streamlined its operating infrastructure in North America by ceasing the manufacture and research and development of photomasks at its Austin, Texas facility. The Company recorded total restructuring charges of $15.6 million in 2006, primarily comprised of $14.3 million related to the impairment of facilities and equipment and $1.3 million relating to workforce reductions of approximately 95 employees in the United States.

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

Other Income (Expense)

	2008	2007	2006

Interest expense	$(11.9)	$(5.9)	$(11.9)
Investment and other income, net	5.6	6.8	15.5

Total other income (expense)	$ (6.3)	$ 0.9	$ 3.6

     Interest expense increased in 2008 as compared to 2007, primarily as a result of increased interest rates and increased outstanding debt balances. Investment and other income net, decreased in 2008 as compared to 2007, primarily due to reduced interest income associated with lower cash and investment balances, which were offset by increased foreign currency gains.

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

Income Tax Benefit (Provision)

	2008	2007	2006

Income tax benefit (provision)	$2.8	$3.2	$(10.5)

Effective income tax rate	1.3%	13.3%	(23.1)%

     The Company's operations have followed the recent migration of semiconductor industry fabrication to Asia, where the Company operates in countries where it is accorded favorable tax treatments. PKLT, the Company's FPD manufacturing facility in Taiwan, is accorded a tax holiday which expires in December 2012. In addition, the Company has been accorded a tax holiday in China which is expected to expire in 2011. In Korea, various investment tax credits have been utilized to reduce the Company's effective income tax rate. The Company's tax returns are subject to periodic examination by the tax authorities in the various jurisdictions in which it operates. The Company regularly assesses the potential outcomes of ongoing and future examinations and has provided accruals for tax contingencies in accordance with FASB Interpretation Number 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("SFAS 109").

     The income tax benefit for the fiscal year ended November 2, 2008 was $2.8 million or 1.3% of loss before income taxes. The income tax benefit differs from the amount that would result from applying the federal statutory income tax rate of 35% to the Company's loss before income taxes, primarily due to the Company's inability to record a full income tax benefit for the impairments of the goodwill and long-lived assets, additional valuation allowances in taxable jurisdictions and available tax credits in Korea.

     The income tax benefit for the fiscal year ended October 28, 2007 was $3.2 million or 13.3% of income before income taxes, which differs from the federal statutory income tax rate of 35%, primarily as a result of a recognized tax benefit of $7.4 million and to a lesser extent available tax credits in Korea. During the fiscal year ended October 28, 2007, the Company recorded a tax benefit in the amount of $7.4 million related to the resolution and settlement of U.S. and foreign tax matters that were associated with certain tax positions in prior years.

     The Company evaluates the recoverability of deferred tax assets from future taxable income and establishes valuation allowances if recovery is deemed not likely. The valuation allowance increased $8.8 million and $2.4 million in fiscal 2008 and 2007, respectively.

     The availability of tax holidays in some Asian jurisdictions did not have a significant impact on the Company's decision to close some of its North American facilities nor in the Company's increased Asian presence which is in response to fundamental changes taking place in the semiconductor industry that the Company serves. These tax holidays had no dollar or per share effect on the 2008, 2007 or 2006 fiscal years. As semiconductor fabrication has migrated to Asia, in large part from the United States, the Company has followed, in order to avoid a severe loss of business.

    In June 2006, the FASB issued FIN 48, which contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company adopted FIN 48 as of the beginning of its 2008 fiscal year. Prior to adoption, the Company's pre-existing policy was to establish reserves, including interest and penalties, for uncertain tax positions that reflected the probable outcome of known tax contingencies. As of the date of adoption of FIN 48, the Company has elected to recognize interest, and penalties if applicable, related to uncertain tax positions in the income tax provision in its condensed consolidated statements of operations. As compared to the Company's historical approach, the application of FIN 48 resulted in a net increase to accrued income taxes payable of approximately $1.0 million (including interest and penalties of approximately $0.2 million), and a decrease to retained earnings of the same amount. There were no significant changes to the liability for uncertain tax positions during the fiscal year ended November 2, 2008.

Minority Interest in Consolidated Subsidiaries

     Minority interest in consolidated subsidiaries, which represents the minority interest in earnings of the Company's non-wholly owned subsidiaries in Taiwan and Korea, was $1.4 million in fiscal year 2008 as compared to $2.5 million in fiscal year 2007. The decrease in minority interest expense is due to decreased net income of the Company's non-wholly owned subsidiary in Taiwan. The Company's ownership in its subsidiary in Korea was 99.7% at November 2, 2008, October 28, 2007 and October 29, 2006. The Company's ownership in its subsidiary in Taiwan was 58% at November 2, 2008, October 28, 2007 and October 29, 2006. The Company increased its ownership in its subsidiary in Korea from 96.5% to 99.7% during fiscal 2006 for cash of approximately $8.5 million.

Liquidity and Capital Resources

	November 2, 2008	October 28, 2007	October 29, 2006

	(in millions)	(in millions)	(in millions)

Cash and cash equivalents	$ 83.8	$146.0	$129.4
Short-term investments	1.3	5.7	69.9

Total	$ 85.1	$151.7	$199.3

Net cash provided by operating activities	$ 92.1	$134.7	$ 116.2

Net cash used in investing activities	$(99.2)	$(29.7)	$(201.2)

Net cash (used in) provided by financing activities	$(47.7)	$(89.8)	$ 13.5

     As of November 2, 2008 the Company had cash and equivalents and short-term investments of $85 million compared to $152 million as of October 28, 2007.

      The Company's working capital decreased $30.2 million to $66.4 million at the end of fiscal 2008, as compared to $96.6 million at the end of fiscal 2007. The decrease was primarily related to a decrease in cash and short-term investments used for capital expenditure payments and to an increase in the current portion of outstanding long-term borrowings due primarily to capital lease obligations.

      Cash provided by operating activities was $92.1 million for fiscal 2008, as compared to $134.7 million for fiscal 2007. This decrease was primarily due to a net loss incurred in fiscal 2008 as compared to net income in fiscal 2007, and lower year-over-year accounts payable and accrued liability balances. Cash provided by operating activities was $134.7 million for fiscal 2007, as compared to $116.2 million for fiscal 2006. This increase was primarily due to lower accounts receivable balances associated with decreased 2007 sales as well as increases in accounts payable partially offset by decreased accrued liabilities.

     Cash used in investing activities in fiscal 2008 increased to $99.2 million, as compared to $29.7 million in 2007, primarily due to proceeds from the sale of short-term investments decreased year-over-year by $62.5 million. Capital expenditures for the fiscal years ended 2008, 2007, and 2006 were $105.1 million, $94.1 million and $94.6 million, respectively. The Company expects capital expenditure payments for fiscal 2009 to be approximately $40 million to $50 million, primarily related to investment in high-end IC manufacturing capability. Cash used in investing activities in fiscal 2007 decreased to $29.7 million, as compared to $201.2 million in 2006, primarily as a result of the initial payment of $120 million to Micron for the investment in MP Mask and related technology license and supply agreements having been made in fiscal 2006 and a decrease in the purchase of short-term investments from $82.6 million in 2006 to $4.2 million in 2007.

     Cash used in financing activities was $47.7 million in fiscal 2008, a decrease of $42.1 million compared to $89.8 million in fiscal 2007. Cash used in financing activities in 2008 was primarily related to the Company's redemptions of its $150.0 million outstanding 2.25% convertible subordinated notes on April 15, 2008, offset in part by $122.5 million net borrowings on its revolver. Cash used in financing activities in 2007 was primarily related to the Company's redeeming its $87.1 million outstanding 4.75% convertible subordinated notes in December 2006.

     On June 6, 2007, the Company and a group of financial institutions entered into a credit agreement, which allows for borrowings under various currencies. On October 31, 2008, the Company's credit agreement was amended to change the minimum Senior Leverage Ratio covenant, as defined, and to extend the date it was required to obtain at least $75 million in permanent long-term capital from November 2, 2008 to December 5, 2008. The credit agreement was further amended on December 5, 2008 to extend the date to obtain at least $75 million in permanent long-term capital to December 12, 2008, at which date the credit agreement was last amended and, among other items, eliminated the requirement to obtain such permanent long-term capital. The credit agreement was last amended on December 12, 2008. Among other items, the last amendment provided for the following: the maturity date of the credit agreement was changed from June 6, 2012 to July 30, 2010; the aggregate commitment was reduced from $155 million to $135 million, and is further reduced to $120 million on October 31, 2009 and $100 million on January 31, 2010; substantially all of the Company's assets in the United States were pledged as collateral; financial covenants were modified and include, among other items as defined, a Senior Leverage Ratio, Total Leverage Ratio, Minimum Fixed Charge Ratio, and a quarterly minimum EBITDA covenant, as defined. Additionally, cash received as a result of certain events, as defined, is required to be used to pay down the outstanding loan balance and reduce the available credit facility by the same amount; and there is a   capital expenditure payment limitation. The credit agreement also continues to provide for Minimum Unrestricted Cash Balances of $50 million, as defined, and limits the amount of both secured and unsecured debt. The credit facility is also secured by a pledge of the Company's stock in certain of its subsidiaries. As of November 2, 2008, $122.5 million was outstanding under the credit facility, $3.6 million was utilized for a standby letter of credit, and the remaining balance of $8.9 million was available to the Company based upon the subsequently amended aggregate commitment of $135 million.

     In addition to the credit agreement discussed above, on December 12, 2008, the maturity date of the foreign revolving loan and term loan was amended from October 11, 2010 to January 31, 2010. Further, the interest rate on these foreign loans was amended and is currently based on the Peoples Bank of China base rate, plus a spread (as defined), and the lenders have the right to secure the Company's assets in China.

     The Company's liquidity is highly dependent on its ability to receive orders as it operates in a high fixed cost environment and the timing of capital expenditures, both of which can vary significantly from period to period. Depending on conditions in the IC semiconductor and FPD market, the Company's cash flows from operations and current holdings of cash and investments may not be adequate to meet the Company's current and long-term needs for capital expenditures and operations. Historically, in certain years the Company has used external financing to fund these needs. Due to conditions in the credit markets, some financing instruments used by the Company in the past are currently not available to the Company. The Company is evaluating financing alternatives, delaying capital expenditures and evaluating further cost reduction initiatives. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations and existing cash, short-term investments and cash available under its credit facility.

     At November 2, 2008, the Company had outstanding purchase commitments of approximately $46 million, which include approximately $31 million related to capital expenditures, primarily related to investment in high-end IC manufacturing capability. The Company will use its working capital and cash generated from operations to finance its capital expenditures.

Cash Requirements

     The Company's cash requirements in fiscal 2009 will be primarily to fund operations, including capital spending and debt service. The Company believes that its cash on hand, cash generated from operations and amounts available under its credit facility will be sufficient to meet its cash requirements for the next 12 months. The Company regularly reviews the availability and terms on which it might issue additional equity or debt securities in the public or private markets. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations and existing cash, short-term investments and cash available under its credit facility.

Contractual Cash Obligations

     The following table quantifies the Company's future contractual obligations as of November 2, 2008:

	Payments Due

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Long-term borrowings	$153.0	$ 5.8	$147.2	$ -	$ -

Operating leases	10.7	2.8	3.5	2.1	2.3

Capital leases	70.6	14.8	33.2	22.6	-

Unconditional purchase obligations	45.6	15.8	29.8	-	-

Interest	32.5	16.8	14.5	1.2	-

Total	$312.4	$56.0	$228.2	$25.9	$2.3

     As of November 2, 2008, the Company had FIN 48 liabilities of $3.1 million which were not included in the above table due to the high degree of uncertainty regarding the timing of future payments relating to such liabilities, and it was not practical to determine a reasonably reliable estimate of the amount and period when such liabilities might be paid.

Off-Balance Sheet Arrangements

      Under the Operating Agreement relating to the MP Mask joint venture, through May 5, 2010, the Company may be required to make additional capital contributions to the joint venture of up to a maximum amount as defined in the Operating Agreement. Through the end of fiscal year 2008, the Company has contributed $6.1 million to the joint venture, and has received a distribution from the joint venture of $5.0 million.

Stock-based Compensation

     Total stock-based compensation expense for the year ended November 2, 2008 was $2.6 million, as compared to $2.9 million for the year ended October 28, 2007, substantially all of which is in selling, general and administrative expenses. No compensation cost was capitalized as part of inventory, and no income tax benefit has been recorded. As of November 2, 2008, total unrecognized compensation cost of $6.0 million is expected to be recognized over a weighted-average amortization period of 3.5 years.

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

     The Company's future results of operations and the other forward-looking statements contained in this filing involve a number of risks and uncertainties. While various risks and uncertainties have been discussed, a number of other factors could cause actual results to differ materially from the Company's expectations.

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

Estimates and Assumptions

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in them. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Significant accounting estimates include those used in the testing of long-lived assets and goodwill for potential impairment, and those used in developing income tax provisions, allowances for uncollectible accounts receivable, inventory valuation allowances, and restructuring reserves. The Company's estimates are based on the facts and circumstances available at the time and different reasonable estimates could have been used in the current period. Changes in accounting estimates used are likely to occur from period to period, which may have a material impact on the presentation of the Company's financial condition and results of operations. Actual results reported by the Company may differ from such estimates. The Company reviews these estimates periodically and reflects the effect of revisions in the period in which they are determined.

Derivative Instruments and Hedging Activities

     The Company records derivatives in the condensed consolidated balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are reported in the condensed consolidated statements of income or as accumulated other comprehensive income, a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. Among other criteria, in order to qualify for hedge accounting, the derivative must be a hedge for an interest rate, price, foreign currency exchange rate, or credit risk; expected to be highly effective at the inception of the hedge and be highly effective in achieving offsetting changes in the fair value or cash flows of the hedged items during the term of the hedge, and formally documented at the inception of the hedge. The Company uses judgment in assessing the fair value of derivatives and related financial instruments, including assumptions utilized in derivative fair value models in areas such as projected interest and foreign currency exchange rates during the contract term. At times, the Company manages a portion of its foreign currency exchange and interest rate risks through these derivative instruments.

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

     Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 15 to 40 years, machinery and equipment over 3 to 10 years and furniture, fixtures and office equipment over 3 to 5 years. Leasehold improvements are amortized over the life of the lease or the estimated useful life of the improvement, whichever is less. Judgment and assumptions are used in establishing estimated useful lives and depreciation periods. The Company also uses judgment and assumptions as it periodically reviews property, plant and equipment for any potential impairment in carrying values whenever events such as a significant industry downturn, plant closures, technological obsolescence or other changes in circumstances indicate that their carrying amount may not be recoverable. Fair value amounts used in these analyses represent management's best estimate of fair values.

Goodwill and Other Intangible Assets

     Intangible assets consist primarily of a technology license agreement, a supply agreement, acquisition-related intangibles, and prior to July 27, 2008, goodwill. These assets, except as explained below, are stated at fair value as of the date acquired less accumulated amortization. Amortization is calculated on a straight-line basis or another method that more fairly represents the utilization of the assets. The future economic benefit of the carrying values of intangible assets that are subject to amortization are tested for recoverability whenever events or changes in circumstances indicate the carrying value of an intangible asset may not be recoverable based on discounted cash flows or market factors and an impairment loss would be recorded in the period so determined.

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

     In performing the goodwill assessment, the Company uses current market capitalization, discounted cash flows and other factors as the best evidence of fair value. There are inherent uncertainties and management judgment required in an analysis of goodwill impairment (see Note 2 to the consolidated financial statements).

Impairment of Long-Lived Assets

     As required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on the Company's judgment and estimates of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset.

     The carrying values of the assets determined to be impaired are reduced to their estimated fair values. The fair values of the impaired assets are determined based on market conditions, the income approach which utilizes cash flow projections, and other factors (see Note 2 to the consolidated financial statements).

Investment in Joint Venture

     Investments in joint ventures over which the Company has the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net income (loss) of the joint venture. These investments are evaluated for impairment in accordance with the requirements of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. An impairment loss would be recorded whenever a decline in the value of an equity investment below its carrying amount is determined to be other than temporary. In judging "other than temporary," the Company would consider the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the investee, and the Company's longer-term intent of retaining the investment in the investee.

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

Revenue Recognition

     The Company recognizes revenue when there is persuasive evidence that an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company uses judgment when estimating the effect on revenue of discounts and product warranty obligations, both of which are accrued when the related revenue is recognized.

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

Stock-based Compensation

     The Company adopted SFAS No. 123(R) Share-Based Payment on October 31, 2005, using the modified prospective method. Subsequently, compensation expense is recognized in the Company's consolidated statements of income, over the service period that the awards are expected to vest. The Company recognizes expense for all stock-based compensation with graded vesting granted on or after October 31, 2005 on a straight-line basis over the vesting period of the entire award. For awards with graded vesting granted prior to October 31, 2005, the Company continues to recognize compensation cost over the vesting period following accelerated recognition as if each underlying vesting date represented a separate award. Stock-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates. Changes in estimated forfeitures are recognized in the period of change and will also impact the amount of expense to be recognized in future periods. The Company adopted the alternative transition method provided in FASB Staff Position No. 123(R)-3 for calculating the tax effects of share-based compensation. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates.

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

Effect of New Accounting Standards

     In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and is required to be retrospectively applied. The Company is evaluating the impact, if any, that the adoption of FSP No. APB 14-1 will have on its consolidated financial statements.

     In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 became effective in November 2008. Its adoption is not expected to have a material impact on the Company's consolidated financial statements.

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

     The Company attempts to minimize its risk of foreign currency transaction losses by producing its products in the same country in which the products are sold and thereby generating revenues and incurring expenses in the same currency, and by managing its working capital. In some instances, the Company may sell or purchase products in a currency other than the functional currency of the country where it was produced. There can be no assurance that this approach will continue to be successful, especially in the event of a significant adverse movement in the value of any foreign currencies against the U.S. dollar. For the past several years the Company has not experienced a significant foreign exchange loss on these transactions in its statement of operations. The Company does not engage in purchasing forward exchange contracts for speculative purposes.

     The Company's primary net foreign currency exposures as of November 2, 2008 included the Korean won, the Japanese yen, the Singapore dollar, the New Taiwan dollar, the Chinese renminbi, the British pound, and the euro. As of November 2, 2008, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $4.6 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations, or cash flows.

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

     In accordance with SFAS No. 133, "Accounting for Derivatives and Hedging Activities," hedges related to anticipated transactions are designated and documented at their inception as cash flow hedges and are evaluated for effectiveness. In September, 2006, the Company entered into forward contracts to convert the fixed yen purchase price of certain equipment into fixed U.S. dollar amounts, which were designated as cash flow hedges. The Company records these derivative instruments in either current assets, noncurrent assets, or accrued liabilities, depending on their net position, at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are recognized in earnings for the ineffective portion of hedges, or in shareholders equity as a component of accumulated other comprehensive income or loss for the effective portion. As of November 2, 2008, all of the Company's forward contracts were settled.

     In April 2008, the Company's Korean and Taiwanese subsidiaries each entered into separate foreign currency exchange rate swap contracts that effectively converted a $12 million interest bearing intercompany loan denominated in U.S. dollars into their respective local currencies. Both contracts expire in conjunction with the April 2009 maturity date of the intercompany loan. The Company did not elect to designate either contract as a fair value hedge.

Interest Rate Risk

     The majority of the Company's borrowings at November 2, 2008 was in the form of borrowings under the Company's credit facility, last amended on December 12, 2008, and certain foreign loans payable with variable interest rates. The $86.9 million net carrying value of its 4.75% convertible subordinated note was repaid by the Company in December 2006. At November 2, 2008 and October 28, 2007, the Company had approximately $72 million and $97 million, respectively, in net variable rate financial instruments which were sensitive to interest rate risk. A 10% change in interest rates would not have a material effect on the Company's consolidated financial position, results of operations, or cash flows in either 2008 or 2007.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Photronics, Inc.
Brookfield, Connecticut

     We have audited the accompanying consolidated balance sheets of Photronics, Inc. and subsidiaries (the "Company") as of November 2, 2008 and October 28, 2007 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended November 2, 2008. We also have audited the Company's internal control over financial reporting as of November 2, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photronics, Inc. and subsidiaries as of November 2, 2008 and October 28, 2007, and the results of their operations and their cash flows for each of the three fiscal years in the period ended November 2, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 2, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
January 14, 2009

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	November 2, 2008	October 28, 2007

ASSETS

Current assets:
Cash and cash equivalents	$ 83,763	$ 146,049
Short-term investments	1,343	5,657
Accounts receivable, net of allowance of $2,788 in 2008
and $3,721 in 2007	68,095	68,248
Inventories	17,548	17,716
Deferred income taxes	2,843	3,071
Other current assets	8,905	6,244

Total current assets	182,497	246,985

Property, plant and equipment, net	436,528	531,578
Goodwill	-	138,534
Investment in joint venture	65,737	67,900
Other intangibles, net	62,386	68,835
Other assets	10,859	5,948

	$758,007	$1,059,780

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term borrowings	$ 20,630	$ 4,482
Accounts payable	69,791	114,221
Accrued liabilities	25,657	31,676

Total current liabilities	116,078	150,379

Long-term borrowings	202,979	191,253
Deferred income taxes	1,813	8,143
Other liabilities	4,739	6,256

Total liabilities	325,609	356,031

Minority interest	49,616	49,465

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 41,712 shares issued and outstanding at November 2, 2008 and 41,635 shares issued and outstanding at October 28, 2007	417	416
Additional paid-in capital	384,502	381,876
Retained earnings	15,364	227,175
Accumulated other comprehensive income (loss)	(17,501)	44,817

Total shareholders' equity	382,782	654,284

	$758,007	$1,059,780

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended

	November 2, 2008	October 28, 2007	October 29, 2006

Net sales	$ 422,548	$421,479	$454,875

Cost and expenses:

Cost of sales	(349,841)	(321,958)	(307,851)

Selling, general and administrative	(55,167)	(61,507)	(62,215)

Research and development	(17,475)	(17,300)	(27,337)

Impairment of goodwill	(138,534)	-	-

Impairment of long-lived assets	(66,874)	-	-

Consolidation, restructuring and related charges	(510)	-	(15,639)

Gain on sale of facility	-	2,254	-

Operating income (loss)	(205,853)	22,968	41,833

Other income (expense):

Interest expense	(11,878)	(5,928)	(11,916)

Investment and other income, net	5,562	6,844	15,469

Income (loss) before income tax benefit (provision) and minority interest	(212,169)	23,884	45,386

Income tax benefit (provision)	2,778	3,178	(10,462)

Income (loss) before minority interest	(209,391)	27,062	34,924

Minority interest in income of consolidated subsidiaries	(1,374)	(2,539)	(5,592)

Net income (loss)	$(210,765)	$ 24,523	$ 29,332

Income (loss) per share:

Basic	$(5.06)	$0.59	$0.71

Diluted	$(5.06)	$0.56	$0.66

Weighted average number of common shares outstanding:

Basic	41,658	41,539	41,369

Diluted	41,658	51,282	51,072

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years Ended November 2, 2008, October 28, 2007 and October 29, 2006
(in thousands)

					Accumulated Other Comprehensive Income
										Compen-
										sation
			Add'l		Unrealized	Cash	Foreign			On	Share-
	Common Stock		Paid-In	Retained	Investment	Flow	Currency			Restricted	holder's
	Shares	Amount	Capital	Earnings	Gains	Hedges	Translation	Other	Total	Stock	Equity

Balance at October 30, 2005	41,304	$413	$374,326	$173,320	$1,784	$(786)	$12,852	$ -	$13,850	$(34)	$561,875

Comprehensive income:
Net income	-	-	-	29,332	-	-	-	-	-	-	29,332
Unrealized holding gains					1,188	-			1,188		1,188
Less: reclassification adjustments	-	-	-	-	(2,297)	-	-	-	(2,297)	-	(2,297)
Change in fair value of
cash flow hedge	-	-	-	-	-	(35)	-	-	(35)	-	(35)
Foreign currency translation
adjustment	-	-	-	-	-	-	20,366	-	20,366	-	20,366

Total comprehensive income	-	-	-	-	-	-	-	-	-	-	48,554
Sale of common stock through
employee stock option and
purchase plans	151	2	2,078	-	-	-	-	-	-	-	2,080
Restricted stock awards,
net of amortization to
compensation expense	30	-	399	-	-	-	-	-	-	34	433
Stock-based compensation
expense	-	-	1,340	-	-	-	-	-	-	-	1,340

Balance at October 29, 2006	41,485	415	378,143	202,652	675	(821)	33,218	-	33,072	-	614,282

Comprehensive income:
Net income	-	-	-	24,523	-	-	-	-	-	-	24,523
Unrealized holding gains					142				142	-	142
Less: reclassification adjustments	-	-	-	-	(600)	-	-	-	(600)	-	(600)
Change in fair value of
cash flow hedge	-	-	-	-	-	(1,024)	-	-	(1,024)	-	(1,024)
Foreign currency translation
adjustment	-	-	-	-	-	-	13,496	-	13,496	-	13,496
Other	-	-	-	-	-	-	-	(269)	(269)	-	(269)

Total comprehensive income	-	-	-	-	-	-	-	-	-	-	36,268
Sale of common stock through
employee stock option and
purchase plans	80	1	972	-	-	-	-	-	-	-	973
Restricted stock awards,
net of amortization to
compensation expense	70	-	730	-	-	-	-	-	-	-	730
Stock based compensation expense	-	-	2,031	-	-	-	-	-	-	-	2,031

Balance at October 28, 2007	41,635	416	381,876	227,175	217	(1,845)	46,714	(269)	44,817	-	654,284

Comprehensive income:
Net loss	-	-	-	(210,765)	-	-	-	-	-	-	(210,765)
Unrealized holding losses					(340)	-	-	-	(340)	-	(340)
Less: reclassification adjustments	-	-	-	-	61	-	-	-	61	-	61
Amortization of cash flow hedges	-	-	-	-	-	193	-	-	193	-	193
Foreign currency translation
adjustment	-	-	-	-	-	-	(62,234)	-	(62,234)	-	(62,234)
Other	-	-	-	-	-	-	-	2	2	-	2

Total comprehensive loss	-	-	-	-	-	-	-	-	-	-	(273,083)
Sale of common stock through
employee stock option and
purchase plan	25	-	162	-	-	-	-	-	-	-	162
Restricted stock awards,
net of amortization to
compensation expense	52	1	1,167	-	-	-	-	-	-	-	1,168
Stock-based compensation expense	-	-	1,297		-	-	-	-	-	-	1,297
Adoption of FIN 48 adjustment	-	-	-	(1,046)	-	-	-	-	-	-	(1,046)

Balance at November 2, 2008	41,712	$417	$384,502	$15,364	$(62)	$(1,652)	$(15,520)	$(267)	$(17,501)	$ -	$382,782

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended

	November 2, 2008	October 28, 2007	October 29, 2006

Cash flows from operating activities:
Net income (loss)	$(210,765)	$ 24,523	$ 29,332
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization of property,
plant and equipment	95,931	89,752	85,409
Amortization of deferred financing fees and intangible assets	8,001	8,266	5,269
Impairment of goodwill	138,534	-	-
Impairment of long-lived assets	66,874	-	-
Stock-based compensation	2,622	2,890	1,970
Minority interest in income of consolidated subsidiaries	1,374	2,539	5,592
Gain on sale of facility	-	(2,254)	-
Deferred income taxes	(1,944)	(961)	965
Consolidation, restructuring and related charges	510	-	15,639
Changes in assets and liabilities:
Accounts receivable	(7,310)	18,370	(9,161)
Inventories	(2,622)	2,008	3,302
Other current assets	(4,410)	7,528	(7,272)
Accounts payable, accrued liabilities and other	5,285	(17,968)	(14,846)

Net cash provided by operating activities	92,080	134,693	116,199

Cash flows from investing activities:
Purchases of property, plant and equipment	(105,125)	(94,132)	(94,646)
Purchases of short-term investments and other	(327)	(4,151)	(82,582)
Proceeds from sales of short-term investments and other	3,815	66,304	104,962
Investment in joint venture, technology and supply agreements	(2,598)	(3,499)	(120,505)
Return of investment from joint venture	5,000	-	-
Proceeds from sale of facility and other	-	5,784	-
Acquisition of additional interest in PK, Ltd.	-	-	(8,432)

Net cash used in investing activities	(99,235)	(29,694)	(201,203)

Cash flows from financing activities:
Proceeds from long-term borrowings	139,640	4,303	20,303
Repayments of long-term borrowings	(176,009)	(87,084)	(8,566)
Payments to Micron Technology, Inc.	(7,500)	(7,500)	-
Proceeds from exercised stock options and other	-	988	1,809
Other	(3,790)	(527)	-

Net cash (used in) provided by financing activities	(47,659)	(89,820)	13,546

Effect of exchange rate changes on cash	(7,472)	1,445	4,834

Net increase (decrease) in cash and cash equivalents	(62,286)	16,624	(66,624)

Cash and cash equivalents at beginning of year	146,049	129,425	196,049

Cash and cash equivalents at end of year	$ 83,763	$146,049	$129,425

Supplemental disclosure of cash flow information:
Change in accrual for purchases of property,
plant and equipment	$(46,769)	$ 51,582	$ 18,692
Capital lease obligation for purchases of property,
plant and equipment	$ 61,662	$ 19,912	$ -

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended November 2, 2008, October 28, 2007 and October 29, 2006
(in thousands, except share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     Photronics, Inc. and its subsidiaries (the "Company" or "Photronics") is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays ("FPDs"), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits ("IC") and a variety of FPDs and, to a lesser extent, other types of electrical and optical components. The Company currently operates principally from ten manufacturing facilities; two of which are located in Europe, two in Taiwan, one each in Korea, Singapore, and China; and three in the United States, including a state-of-the-art nanofab facility ("U.S. Nanofab") in Boise, Idaho, which commenced production during the second quarter of fiscal 2008. In the fourth quarter of fiscal 2008, the Company announced its intention to streamline its European operations and close its photomask manufacturing facility in Manchester, United Kingdom, which ceased production in January 2009.

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

Fair Value of Financial Instruments

     The fair value of the Company's short-term and long-term investments is estimated by management based upon reference to quoted market prices and other available market information. The fair values of the Company's other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain other current assets and current liabilities, and variable rate borrowings approximate their carrying value due to their short-term maturities.

Derivative Instruments and Hedging Activities

     The Company records derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company does not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of those derivatives are reported in the consolidated statement of operations, or as accumulated other comprehensive income, a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, among other criteria, the derivative must be a hedge for an interest rate, price, foreign currency exchange rate, or credit risk, expected to be highly effective at the inception of the hedge and be highly effective in achieving offsetting changes in the fair value or cash flows of the hedged item during the term of the hedge, and formally documented at the inception of the hedge. In general, the types of risks hedged are those relating to the variability of future cash flows caused by movements in foreign currency exchange and interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of, and during the term of each hedge.

Fiscal Year

     The Company's fiscal year ends on the Sunday closest to October thirty-first, and, as a result, a 53-week year occurs every 5 to 6 years. Fiscal years 2006, and 2007 included 52 weeks; while fiscal year 2008 included 53 weeks. Fiscal year 2009 will include 52 weeks.

Cash and Cash Equivalents

     Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of 3 months or less. The carrying values of cash equivalents approximate fair values based on the short maturity of these instruments.

Investments

     The Company's investments, comprised of marketable equity securities and fixed income bonds, are classified as available-for-sale, and are carried at fair value. Investments available for current operations are classified in the consolidated balance sheets as current assets; investments held for long-term purposes are classified as non-current assets. Unrealized gains and losses, net of tax, are reported in other comprehensive income ("OCI") as a separate component of shareholders' equity. Gains and losses are reported in the consolidated statements of operations when realized, determined based on the disposition of specifically identified investments.

     Investments identified by the Company as being potentially impaired are subject to further analysis to determine if the impairment is other than temporary. Other than temporary declines in market value from original costs are charged to investment and other income, net, in the period in which the loss occurs. In determining whether investment holdings are other than temporarily impaired, the Company considers the nature, cause, severity and duration of the impairment. The Company and its investment advisors used analyst reports, credit ratings or other items as part of its review.

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

Goodwill and Other Intangible Assets

     Intangible assets consist primarily of a technology license agreement, a supply agreement, acquisition-related intangibles, and prior to July 27, 2008, goodwill. These assets are stated at fair value as of the date acquired less accumulated amortization. Amortization is calculated on a straight-line basis or another method that more fairly represents the utilization of the assets. The future economic benefit of the carrying value of intangible assets is reviewed annually and the Company uses judgment whenever events or changes in circumstances indicate the carrying value of an intangible asset may not be recoverable based on discounted cash flows or market factors and an impairment loss would be recorded in the period so determined. Refer to Note 2 for further discussion of impairment charges recognized in fiscal 2008.

     In performing the annual review and assessment, the Company considers current market capitalization, discounted cash flows and other factors as the best evidence of fair value. There are inherent uncertainties and management judgment required in these analyses.

Impairment of Long-Lived Assets

     As required by Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on the Company's judgment and estimates of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset.

     The fair values of the impaired long-lived assets are determined based on market conditions, the income approach utilizing cash flow projections, and other factors (see Note 2).

Investment in Joint Venture

     Investments in joint ventures over which the Company has the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net income (loss) of the joint venture. These investments are evaluated for impairment in accordance with the requirements of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. An impairment loss would be recorded whenever a decline in the value of an equity investment below its carrying amount is determined to be other than temporary. In judging "other than temporary," the Company would consider the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the investee, and the Company's longer-term intent of retaining the investment in the investee.

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

Stock-Based Compensation

     The Company adopted SFAS No. 123(R), Share-Based Payment on October 31, 2005, using the modified prospective method. Subsequently compensation expense is recognized in its consolidated statements of operations over the service period that the awards are expected to vest. The Company recognizes expense for all stock-based compensation with graded vesting granted on or after October 31, 2005 on a straight-line basis over the vesting period of the entire award. For awards with graded vesting granted prior to October 31, 2005, the Company continues to recognize compensation cost over the vesting period following accelerated recognition as if each underlying vesting date represented a separate award. Stock-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods. The Company adopted the alternative transition method provided in Financial Accounting Standards Board ("FASB") Staff Position No. 123(R)-3 for calculating the tax effects of share-based compensation. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates.

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

Research and Development

     Research and development costs are expensed as incurred, and consist primarily of global development efforts of high-end process technologies for advanced sub-wavelength reticle solutions for IC and FPD photomask technologies.

     Research and development expenses also include the amortization of the carrying value of a technology license agreement with Micron (see Note 3 and Note 6 to the consolidated financial statements). Under this technology license agreement, the Company has access to certain photomask technology developed by Micron.

Foreign Currency Translation

     The Company's international subsidiaries maintain their accounts in their respective local currencies. Assets and liabilities of such subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expenses are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments are accumulated and reported as OCI as a separate component of shareholders' equity. The effects of changes in exchange rates on foreign currency transactions, which are included in investment and other income, net, were $3.8 million, $1.0 million and $4.3 million in fiscal 2008, 2007 and 2006, respectively.

Minority Interest

     Minority interest represents the minority shareholders' proportionate share in the equity of the Company's two majority-owned subsidiaries, PK, Ltd. ("PKL") in Korea, and Photronics Semiconductor Mask Corporation ("PSMC") in Taiwan, of which minority shareholders owned approximately 0.3% and 42%, respectively, as of November 2, 2008 and October 28, 2007.

Revenue Recognition

     The Company recognizes revenue when there is persuasive evidence that an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Company uses judgment when estimating the effect on revenue of discounts and product warranty obligations, both of which are accrued when the related revenue is recognized.

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

NOTE 2 - IMPAIRMENTS OF GOODWILL AND LONG-LIVED ASSETS

     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of July 27, 2008 the Company performed an interim impairment test of its goodwill and certain of its long-lived assets (principally machinery and equipment, and buildings and improvements) due to events and changes in circumstances through the third quarter of fiscal 2008 that indicated an impairment might have occurred.

     Factors deemed by management to have collectively constituted an impairment triggering event included net losses in each of three quarters of fiscal 2008, and a significant decrease in the Company's market capitalization through the third quarter of fiscal 2008 which was significantly below its consolidated net assets. As a result of this impairment testing, the Company recorded the following impairment charges during fiscal 2008:

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

     Through the third quarter of fiscal 2008, the Company experienced a sustained, significant decline in its stock price. As a result of the decline in stock price, the Company's market capitalization fell significantly below the recorded value of its consolidated net assets during the third quarter of fiscal 2008. Accordingly, in the third quarter of fiscal 2008, management performed an assessment of goodwill for impairment. The result of the analysis indicated that there would be no remaining implied value attributable to the Company's goodwill and accordingly, the Company wrote off all of its $138.5 million of goodwill as of July 27, 2008.

     In performing the goodwill assessment, the Company used current market capitalization, discounted cash flows and other factors as the best evidence of fair value. For purposes of testing impairment under SFAS No. 142, the Company is a single reporting unit. There are inherent uncertainties and management judgment required in an analysis of goodwill impairment.

Long-Lived Assets

     In connection with the triggering events discussed above, during the third quarter of fiscal year 2008 the Company determined that long-lived assets were impaired for certain groups of its assets. The determination was based on reviewing estimated undiscounted cash flows for these groups of assets, which were less than their carrying values. The Company considers its asset groups to be the assets and liabilities at each of its locations, primarily consisting of machinery and equipment, and buildings and improvements. As a result, the Company recorded an impairment charge of $66.9 million as of July 27, 2008, which represents the difference between the estimated fair values of these long-lived assets as compared to their carrying values for certain asset groups located in Asia and Europe. Fair values were determined based upon market conditions, the income approach which utilized cash flow projections, and other factors.

NOTE 3 - JOINT VENTURE, TECHNOLOGY LICENSE AND OTHER
                  AGREEMENTS WITH MICRON TECHNOLOGY, INC.

     On May 5, 2006, Photronics and Micron entered into the MP Mask joint venture, which develops and produces photomasks for leading-edge and advanced next generation semiconductors. As part of the formation of the joint venture, Micron contributed its existing photomask technology center located at its Boise, Idaho, headquarters to MP Mask and Photronics invested $135 million in exchange for a 49.99% interest in MP Mask, a license for photomask technology of Micron, and certain supply agreements. Of the total $135 million investment, $120 million was paid to Micron on May 6, 2006 and, as of that date, the remaining $15 million was a non-cash financing activity, which was subsequently paid in two installments of $7.5 million each in May 2007 and June 2008.

     MP Mask is governed by a Board of Managers, appointed by Micron and the Company. Since MP Mask's inception, Micron, as a result of its majority ownership, has appointed the majority of the managers. The number of managers appointed by each party is subject to change as ownership interests change. Under the Operating Agreement relating to the MP Mask joint venture, through May 5, 2010, the Company may be required to make additional capital contributions to the joint venture of up to a maximum amount as defined in the Operating Agreement. The Company made additional investments in MP Mask of $2.6 million in 2008 and $3.5 million in 2007, which were used for working capital and capital expenditure purposes, and received a return of investment from MP Mask of $5.0 million in 2008.

     This joint venture is a variable interest entity as defined by Financial Accounting Standards Board Interpretation No. 46(R), "Consolidation of Variable Interest Entities" primarily because the holders of the equity interests are protected from the obligation to absorb expected losses that would result from the variability of the cash flows of the joint venture. The Company has determined that it is not the primary beneficiary and, therefore, accounts for its interest in the joint venture using the equity method of accounting.

     In the first quarter of fiscal 2008, a capital lease agreement commenced with Micron for the U.S. Nanofab facility. The initial lease principal was $61.7 million principal, payable by the Company to Micron over a 5-year period (see Note 8). The Company's total investment to date in the purchase and equipping of its U.S. Nanofab is approximately $186 million. This U.S. Nanofab began production in the second fiscal quarter of 2008.

     As of November 2, 2008, the Company owed MP Mask $3.5 million and had a receivable from Micron of $3.8 million, both primarily related to the supply agreements. The Company, in 2008, recorded $2.7 million of commission revenue earned under the supply agreements it has with Micron and MP Mask. Amortization of $1.5 million of the supply agreement intangible asset resulted in net earnings related to the supply agreements of $1.2 million in 2008. The recorded commission revenue of $2.7 million represents the excess of $44.8 million in orders received from Micron over the Company's cost of $42.1 million to fulfill the orders through MP Mask. For certain sales during 2008, the Company also recorded cost of sales in the amount of $3.2 million for photomasks produced by MP Mask for the Company's customers and incurred outsourcing expenses of $1.7 million from MP Mask for research and development activities purchased by the Company. The Company also purchased excess equipment from MP Mask for use in its U.S. Nanofab in the amount of $4.1 million in 2008.

     As of October 28, 2007, the Company owed MP Mask $6.4 million and had a receivable from Micron of $6.1 million, both primarily related to the supply agreements. The Company, in 2007, recorded $3.9 million of commission revenue earned under the supply agreements it has with Micron and MP Mask. Amortization of $1.8 million of the supply agreement intangible asset resulted in net earnings related to the supply agreements of $2.1 million in 2007. The recorded commission revenue of $3.9 million represents the excess of $56.3 million in orders received from Micron over the Company's cost of $52.4 million to fulfill the orders through MP Mask. The Company, during 2007, also recorded cost of sales in the amount of $3.7 million for photomasks produced by MP Mask for its customers and incurred outsourcing expenses of $1.0 million from MP Mask for research and development activities purchased by the Company. The Company also purchased excess equipment from MP Mask for use in its U.S. Nanofab in the amount of $4.0 million in 2007.

     In 2006, the Company completed its analysis of fair value attributes of its total $135.5 million investment through the use of management's estimates and other factors, and reallocated values that were preliminarily allocated to the investment in the MP Mask joint venture and related intangible assets.  As a result of this analysis, the Company allocated $64.2 million to the net fair value of tangible assets acquired, $59.6 million to the technology agreement, which is being amortized over 15 years, $7.0 million to the supply agreement which is being amortized over 10 years, and $4.7 million to goodwill. The Company accounts for its interest in the joint venture using the equity method of accounting.  The Company's proportionate share of income or losses from its investment in the joint venture (which was immaterial in 2008, 2007 and 2006) is recorded in other income and expense.

NOTE 4 - INVESTMENTS

     Short-term investments at November 2, 2008 and October 28, 2007 consist of available-for-sale fixed income and marketable equity securities. Long-term investments are included in "Other Assets" and consist primarily of available-for-sale equity securities, for which fair values were determined based upon quoted market prices.

      Available-for-sale investments at November 2, 2008 were as follows:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Short-term investments:

Foreign bond funds and other	$1,439	$ -	$(96)	$1,343

Total short-term investments	1,439	-	(96)	1,343

Long-term equity investments	8	34	-	42

	$1,447	$34	$(96)	$1,385

     Available-for-sale investments at October 28, 2007 were as follows:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Short-term investments:

Term deposit	$3,260	$ -	$ -	$3,260

Foreign bond funds and other	2,289	108	-	2,397

Total short-term investments	5,549	108	-	5,657

Long-term equity investments	29	109	-	138

	$5,578	$217	$ -	$5,795

     In determining whether investment holdings are other than temporarily impaired, the Company considers the nature, cause, severity and duration of the impairment. The Company and its investment advisors used analyst reports, credit ratings or other items as part of its review. No investments were in a continuous unrealized loss position for more than twelve months.

     Gross realized gains and losses related to the Company's investments are as follows:

	Year Ended

	November 2, 2008	October 28, 2007	October 29, 2006

Gross realized gains	$ -	$851	$4,037
Gross realized losses	(834)	(87)	(410)

Net realized gains (losses)	$(834)	$764	$3,627

     Costs of securities sold and amounts reclassified from other accumulated comprehensive income into earnings are determined by specific identification.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

	November 2, 2008	October 28, 2007

Land	$ 8,393	$ 8,429
Buildings and improvements	120,808	103,010
Machinery and equipment	1,016,741	1,076,938
Leasehold improvements	5,813	6,085
Furniture, fixtures and office equipment	17,528	20,700
Construction in progress	6,551	119,277

	1,175,834	1,334,439
Less accumulated depreciation and amortization	739,306	802,861

	$436,528	$531,578

     Property, plant and equipment at November 2, 2008 includes an impairment charge (see Note 2) and foreign currency translation adjustments.

     At November 2, 2008, buildings, machinery and equipment with a cost of $81.6 million and accumulated amortization of $3.5 million were recorded under capital leases. The Company capitalized interest expense of $0.5 million during the fiscal year ended November 2, 2008.

     At October 28, 2007, machinery and equipment with a cost of $19.9 million was recorded under a capital lease with no accumulated amortization. The Company capitalized interest expense of $0.2 million during the fiscal year ended October 28, 2007.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

     As discussed in Note 2 to the consolidated financial statements, the Company wrote off all of its $138.5 million of goodwill during the fiscal year ended November 2, 2008, which represented the carrying value of the Company's goodwill at October 28, 2007. Intangible assets that do not have indefinite lives are amortized based on average lives, which range from 3 to 15 years. Intangible asset amortization is forecasted to range from $3.0 million to $7.3 million per year for the next 5 years.

     Other intangible assets include assets related to the purchase of additional shares of PKL and the investment to form the MP Mask joint venture. The following tables summarize the type, value and amortization periods of other intangible assets:

As of November 2, 2008	Gross Value	Accumulated Amortization	Net Value	Weighted Average Amortization Period

Technology license agreement	$59,616	$ 9,605	$50,011	15 years
Customer lists	7,210	1,490	5,720	10 years
Supply agreement	6,959	4,016	2,943	10 years
Patents	156	32	124	10 years
Software and other	5,569	1,981	3,588	3 years

	$79,510	$17,124	$62,386

As of October 28, 2007	Gross Value	Accumulated Amortization	Net Value	Weighted Average Amortization Period

Technology license agreement	$59,616	$ 5,630	$53,986	15 years
Customer lists	7,210	1,321	5,889	10 years
Supply agreement	6,959	2,461	4,498	10 years
Patents	156	28	128	10 years
Software and other	5,969	1,635	4,334	3 years

	$79,910	$11,075	$68,835

NOTE 7 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

	November 2, 2008	October 28, 2007

Income taxes	$ 8,586	$ 4,977
Salaries, wages and related benefits	5,967	7,466
Restructuring	1,134	1,687
Interest	984	309
Property taxes	1,507	919
Payable to Micron Technology, Inc.	-	7,500
Other	7,479	8,818

	$25,657	$31,676

NOTE 8 - LONG-TERM BORROWINGS

     Long-term borrowings consist of the following:

	November 2, 2008	October 28, 2007

Borrowings under revolving credit facility, last amended on December 12, 2008, which bears interest at a variable rate, as defined (7.46% at December 12, 2008; 6.36% at November 2, 2008)	$122,500	$ -

2.25% convertible subordinated notes redeemed on April 15, 2008	-	150,000

8.0% capital lease obligation payable through January 2013	53,895	-

5.6% capital lease obligation payable through October 2012	16,669	19,912

Foreign loans:

Revolving loan, which bears interest at a variable rate (7.47% at November 2, 2008; 6.70% at October 28, 2007)	19,045	17,393

Term loan, which bears interest at a variable rate (7.74% at November 2, 2008; 6.93% at October 28, 2007)	8,204	7,493

Short-term loan, which bears interest at a variable rate (6.72% at November 2, 2008; 5.83% at October 28, 2007)	3,296	937

	223,609	195,735
Less current portion	20,630	4,482

	$202,979	$191,253

     As of November 2, 2008, long-term borrowings, excluding capital lease obligations, mature as follows: $5,796 in fiscal year 2009 and $147,249 in fiscal year 2010.

     As of November 2, 2008, minimum lease payments under the Company's capital lease obligations were as follows:

Fiscal Year:

2009	$19,666
2010	19,666
2011	19,666
2012	19,666
2013	4,153

82,817
Less interest	12,253

Net minimum lease payments under capital lease	70,564
Less current portion of net minimum lease payments	14,834

Long-term portion of minimum lease payments	$55,730

     On June 6, 2007, the Company and a group of financial institutions entered into a credit agreement, which allows for borrowings under various currencies. On October 31, 2008, the Company's credit agreement was amended to change the minimum Senior Leverage Ratio covenant, as defined, and to extend the date it was required to obtain at least $75 million in permanent long-term capital from November 2, 2008 to December 5, 2008. The credit agreement was further amended on December 5, 2008 to extend the date to obtain at least $75 million in permanent long-term capital to December 12, 2008, at which date the credit agreement was last amended and eliminated, among other items, the requirement to obtain such permanent long-term capital. The credit agreement was last amended on December 12, 2008. Among other items, the last amendment provided for the following: the maturity date of the credit agreement was changed from June 6, 2012 to July 30, 2010; the aggregate commitment was reduced from $155 million to $135 million, and is further reduced to $120 million on October 31, 2009 and $100 million on January 31, 2010; substantially all of the Company's assets in the United States were pledged as collateral; financial covenants were modified and include, among other items as defined, a Senior Leverage Ratio, Total Leverage Ratio, Minimum Fixed Charge Ratio, and a quarterly minimum EBITDA covenant, as defined. Additionally, cash received as a result of certain events, as defined, is required to be used to pay down the outstanding loan balance and reduce the available credit facility by the same amount; and there is a  capital expenditure payment limitation. The credit agreement also continues to provide for Minimum Unrestricted Cash Balances of $50 million, as defined, and limits the amount of both secured and unsecured debt. The credit facility is also secured by a pledge of the Company's stock in certain of its subsidiaries. As of November 2, 2008, $122.5 million was outstanding under the credit facility, $3.6 million was utilized for a standby letter of credit, and the remaining balance of $8.9 million was available to the Company based upon the subsequently amended aggregate commitment of $135 million.

     In addition to the credit agreement discussed above, on December 12, 2008, the maturity date of the foreign revolving loan and term loan was amended from October 11, 2010 to January 31, 2010. Further, the interest rate on these foreign loans was amended and is currently based on the Peoples Bank of China base rate, plus a spread (as defined), and the lenders have the right to secure the Company's assets in China.

     The Company's liquidity is highly dependent on its ability to receive orders as it operates in a high fixed cost environment and the timing of capital expenditures, both of which can vary significantly from period to period. Depending on conditions in the IC semiconductor and FPD market, the Company's cash flows from operations and current holdings of cash and investments may not be adequate to meet the Company's current and long-term needs for capital expenditures and operations. Historically, in certain years the Company has used external financing to fund these needs. Due to conditions in the credit markets, some financing instruments used by the Company in the past are currently not available to the Company. The Company is evaluating financing alternatives, delaying capital expenditures and evaluating further cost reduction initiatives. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations and existing cash, short-term investments and cash available under its credit facility.

     As of November 2, 2008, foreign loans were in China, and consist of a term and revolving debt credit facility and a short-term loan, which were fully outstanding, and amount to RMB 186 million ($27.2 million) and RMB 22.5 million ($3.3 million), respectively. Interest rates are subject to change based on the People's Bank of China base rate, plus a spread, as defined. The term and revolving debt credit facility is due in January 2010, and the short-term credit line is due in March 2009. The Company is subject to certain financial and other covenants similar to those of its credit facility described above.

     On April 15, 2008, the Company redeemed its $150.0 million 2.25% convertible subordinated notes. During 2008, a capital lease agreement commenced, as discussed below, for the U.S. Nanofab. Quarterly lease payments, which bear interest at 8%, are $3.8 million through January 2013. As of November 2, 2008 total capital lease amounts payable were $64.1 million of which $53.9 million represents principal and $10.2 million represents interest. At the end of the 5-year lease term, ownership of the property transfers to the Company.

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

     Cash paid for interest was $10.9 million, $7.6 million and $9.9 million in fiscal 2008, 2007 and 2006, respectively.

NOTE 9 - EARNINGS PER SHARE

     The calculation of basic and diluted earnings per share is presented as follows:

	Year Ended

	November 2, 2008	October 28, 2007	October 29, 2006

Net income (loss)	$(210,765)	$24,523	$29,332
Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effect	-	4,401	4,343

Earnings for diluted earnings (loss) per share	$(210,765)	$28,924	$33,675

Weighted average common shares computations:
Weighted average common shares used for basic earnings (loss) per share	41,658	41,539	41,369
Effect of dilutive securities:
Convertible notes	-	9,441	9,441
Employee stock options	-	302	262

Dilutive potential common shares	-	9,743	9,703

Weighted average common shares used for diluted earnings (loss) per share	41,658	51,282	51,072

Basic earnings per share	$(5.06)	$0.59	$0.71
Diluted earnings per share	$(5.06)	$0.56	$0.66

     The effect of the potential conversion of some of the Company's convertible subordinated notes, stock options, and restricted stock awards and the exercise of certain stock options has been antidilutive. The following table shows the amount of incremental shares outstanding that would have been added if the assumed conversion of convertible subordinated notes, stock options, and restricted stock awards had been dilutive:

	Year Ended

	November 2, 2008	October 28, 2007	October 29, 2006

Convertible notes	4,409	304	2,354
Share based payment awards	2,360	2,040	1,412

Total potentially dilutive shares excluded	6,769	2,344	3,766

     In the first quarter of fiscal year 2009, the Company awarded approximately 1.3 million stock options and 75 thousand non-vested shares to its employees and directors.

NOTE 10 - INCOME TAXES

     The income tax (benefit) provision consists of the following:

	Year Ended

	November 2, 2008	October 28, 2007	October 29, 2006

Current:
Federal	$ -	$(8,430)	$ -
State	-	-	-
Foreign	(834)	6,213	9,497

	(834)	(2,217)	9,497
Deferred:
Federal	-	-	-
State	-	-	-
Foreign	(1,944)	(961)	965

	(1,944)	(961)	965

Total	$(2,778)	$(3,178)	$10,462

     The income tax (benefit) provision differs from the amount computed by applying the statutory U.S. federal income tax rate to the income before taxes as a result of the following:

	Year Ended

	November 2, 2008	October 28, 2007	October 29, 2006

U.S. federal income tax at statutory rate	$(74,259)	$ 8,359	$15,885
Goodwill and other impairments	42,416	-	-
Distributions from foreign subsidiaries	10,937	-	-
State income taxes, net of federal benefit	(1,255)	108	(255)
Change in valuation allowance	8,757	2,399	4,054
Foreign tax rate differential	9,982	(6,973)	(9,272)
Resolution and settlement of tax matters	(192)	(7,394)	-
Other, net	836	323	50

	$ (2,778)	$(3,178)	$10,462

     During the fiscal year ended October 28, 2007, the Company recorded a tax benefit in the amount of $7.4 million relating to the resolution and settlement of U.S. and foreign tax matters that were associated with certain tax positions in prior years.

     The net deferred income tax liability consists of the following:

	November 2, 2008	October 28, 2007

Deferred income tax assets:

Reserves not currently deductible	$4,369	$ 3,873
Net operating losses	52,143	47,557
Alternative minimum tax credits	2,926	2,926
Tax credit carryforwards	10,051	9,097
Other	4,175	1,195

	73,664	64,648
Valuation allowance	(48,149)	(39,392)

	25,515	25,256
Deferred income tax liabilities:

Property, plant and equipment	(15,921)	(25,093)
Investments and other	(1,139)	(1,139)
Other	(1,307)	(2,094)

	(18,367)	(28,326)

Net deferred income tax liability	$7,148	$(3,070)

Reported as:

Current deferred tax assets	$2,843	$ 3,071
Long-term deferred tax assets	6,118	2,002
Long-term deferred tax liabilities	(1,813)	(8,143)

	$7,148	$(3,070)

     The Company's operations have followed the migration of semiconductor industry fabrication to Asia, where the Company operates in countries where it is accorded favorable tax treatment. PKLT, the Company's FPD manufacturing facility in Taiwan, is accorded a tax holiday, which expires in December 2012. In addition, the Company has been accorded a tax holiday in China which is expected to expire in 2011. These tax holidays had no dollar or per share effect in the fiscal years ended November 2, 2008, October 28, 2007 and October 29, 2006. In Korea, various investment tax credits have been utilized to reduce the Company's effective income tax rate.

     Income tax payments were $4.4 million, $12.8 million and $9.8 million in fiscal 2008, 2007 and 2006, respectively. Cash received for refunds of income taxes paid in prior years amounted to $1.3 million, $0.1 million and $0.2 million in fiscal 2008, 2007 and 2006, respectively.

     On July 13, 2006, the FASB issued FASB Interpretation Number 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("SFAS 109"). The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The Company adopted FIN 48 as of the beginning of its 2008 fiscal year. The total amount of the liability accrued for unrecognized tax benefits as of the adoption date was approximately $3.9 million, which includes interest and penalties. As compared to the Company's historical approach, the application of FIN 48 resulted in a net increase to accrued income taxes payable of approximately $1.0 million (including interest and penalties of approximately $0.2 million), and a decrease to retained earnings of the same amount. In addition, the majority of the liability for unrecognized tax benefits was reclassified from accrued income taxes to other long-term liabilities on the Company's Consolidated Balance Sheet. As of the date of adoption of FIN 48 the Company has elected to include any applicable interest and penalties related to uncertain tax positions in its income tax provision in its consolidated statements of operations. At November 2, 2008, the gross unrecognized tax benefits for income taxes associated with uncertain tax positions totaled approximately $3.1 million, including interest and penalties of approximately $1.1 million. If recognized, the benefits would favorably affect the Company's effective tax rate in future periods. As of November 2, 2008, the Company believes it is reasonably possible that the total amounts of unrecognized benefits will significantly increase or decrease in the next twelve months. These potential changes relate to possible settlements in the U.K. Though the Company expects that these items may result in a net reduction of its unrecognized tax benefits, an estimate of the expected reduction and related income tax benefit cannot be made at this time. Currently, the statutes of limitations remain open subsequent to and including 2004 in the U.S., 2002 in the U.K., 2006 in Germany and 2004 in Korea.

     A reconciliation of the gross amounts of unrecognized tax benefits, excluding interest and penalties, at the beginning and end of the year is as follows:

Unrecognized tax benefits as of October 29, 2007	$2,280

Gross increases and decreases for tax provisions in prior periods	(301)

Gross increases - current period tax position	294

Settlements	(194)

Lapse of statutes of limitations	(91)

Unrecognized tax benefits as of November 2, 2008	$1,988

     As of November 2, 2008 the Company had available U.S. Federal tax operating loss and tax credit carryforwards subject to expiration as follows:

Year of Expiration	Operating Losses	Tax Credits

2018	$ -	$1,272
2020	-	-
2022	7,800	-
2023	36,200	-
2024	22,300	300
2025	12,200	510
2026	4,900	378
2027	1,500	138
2028	7,500	-

	$92,400	$2,598

     The Company has established a valuation allowance for a portion of its deferred tax assets, because it is more likely than not that a portion of its net operating loss carryforwards may expire prior to utilization. The valuation allowance increased by $8.8 million, $2.4 million and $1.7 million in fiscal 2008, 2007 and 2006, respectively.

     As of November 2, 2008, the Company had $2.9 million of alternative minimum tax credit carryforwards that are available to offset future federal taxes payable. The Company also has tax credits available in international jurisdictions of $5.9 million and state tax credits of $1.5 million. Both the international and state tax credits began to expire in 2008.

     As of November 2, 2008, the undistributed earnings of foreign subsidiaries included in consolidated retained earnings amounted to $74.1 million. During 2008 a decision was made to not indefinitely reinvest earnings in certain foreign jurisdictions. For the year ended November 2, 2008, $12 million of earnings that were previously considered to be permanently reinvested in foreign operations were determined to no longer be indefinitely reinvested. This decision resulted in no impact to the consolidated statement of operations since the Company has a full valuation allowance against its net U.S. deferred tax assets. The remaining undistributed earnings of foreign subsidiaries are considered to be permanently reinvested. Accordingly, no provision has been made for taxes due on the remittance of these earnings. Should the Company elect in the future to repatriate the foreign earnings so invested, the Company would incur additional income tax expense on those foreign earnings.

    The Company has elected the alternative transition method provided in FASB Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, for calculating the tax effects of share-based compensation. As of November 2, 2008 the deferred income tax expenses resulting from this method amounted to $0.9 million.

NOTE 11- STOCK-BASED COMPENSATION

     In March 2007, shareholders approved a new stock-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to shares of the Company's common stock may be granted from shares authorized but unissued, shares previously issued and reacquired by the Company or both. A maximum of three million shares of common stock may be issued under the Plan. Awards may be granted to Company officers, employees and directors, non-employee directors, consultants, advisors and independent contractors of the Company or a subsidiary of the Company. The Plan prohibits further awards from being issued under prior plans. Aspects of the Plan are more fully described below. The Company incurred compensation cost under the Plan of $2.6 million, $2.9 million and $2.0 million for fiscal 2008, 2007 and 2006, respectively. No compensation cost was capitalized as part of inventory, and no income tax benefit was recorded in those years. No equity awards were settled in cash during the periods presented.

Stock Options

     Option awards generally vest in one to four years, and have a ten year contractual term. All incentive and non-qualified stock option grants must have an exercise price no less than the market value of the underlying common stock on the date of grant. The option and share awards provide for accelerated vesting if there is a change in control as defined in the Plan.

     The fair value of option grants is determined based on the closing price on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's stock. The Company uses historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that the options granted are expected to remain outstanding. The risk-free rate of return for the estimated life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The weighted average assumptions used for fiscal 2008, 2007 and 2006 are noted in the following table:

	Year Ended

	November 2, 2008	October 28, 2007	October 29, 2006

Volatility	43.1%	52.4%	55.0%

Risk-free rate of return	2.99%	4.5%	4.8%

Dividend yield	0.0%	0.0%	0.0%

Expected term	4.7 years	4.6 years	4.5 years

     A summary of option activity under the Plan as of November 2, 2008 and changes during the year then ended is presented as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding at October 28, 2007	2,337,303	$18.68
Granted	98,500	4.62
Exercised	-	-
Cancelled and forfeited	(263,596)	17.30

Outstanding at November 2, 2008	2,172,207	18.21	5.7 years

Exercisable at November 2, 2008	1,753,444	$19.22	5.1 years

     The weighted average grant date fair value of options granted during the fiscal years 2008, 2007 and 2006 was $1.86, $7.15 and $8.50 respectively. The total intrinsic value of options exercised during the fiscal years 2008, 2007 and 2006 was $0.0 million, $0.1 million and $0.4 million, respectively. There was no aggregate intrinsic value of options outstanding or exercisable at November 2, 2008. A summary of the status of the Company's non-vested options as of November 2, 2008 is presented as follows:

Non-vested Options	Shares	Weighted Average Fair Value at Grant Date

Non-vested at October 28, 2007	578,746	$8.54
Granted	98,500	1.86
Vested	(190,232)	8.55
Cancelled and forfeited	(68,251)	8.29

Non-vested at November 2, 2008	418,763	$6.92

     As of November 2, 2008 the total compensation cost for non-vested option awards not yet recognized was approximately $2.3 million. That cost is expected to be recognized over a weighted average amortization period of 2.2 years.

Restricted Stock

     The Company also grants restricted stock awards periodically. The restrictions on these awards lapse over a service period that has ranged from less than one to eight years. The weighted average grant date fair value of restricted stock grants during the fiscal years 2008, 2007 and 2006 was $11.72, $13.75 and $16.54, respectively. The total value of awards for which restrictions lapsed during fiscal years 2008, 2007 and 2006 was $0.6 million, $0.1 million and $0.5 million, respectively. As of November 2, 2008, the total compensation cost for non-vested option awards not yet recognized was approximately $3.7 million. That cost is expected to be recognized over a weighted average amortization period of 4.3 years. A summary of the status of the Company's non-vested restricted shares as of November 2, 2008 is presented as follows:

Restricted Stock	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at October 28, 2007	242,503	$16.47
Granted	151,300	11.72
Vested	(70,939)	14.61
Cancelled and forfeited	(30,189)	15.14

Outstanding at November 2, 2008	292,675	$14.60	4.3 years	$202

Employee Stock Purchase Plan

     The Company's Employee Stock Purchase Plan ("ESPP") permits employees to purchase shares at 85% of the lower of the fair market value at the commencement of the offering or the last day of the payroll payment period. A total of 900,000 shares are available for purchase under the ESPP. The vesting period for the ESPP is approximately one year. Under the ESPP 744,723 shares had been issued through November 2, 2008 and an additional 57,474 shares are subject to outstanding subscriptions.

NOTE 12 - EMPLOYEE RETIREMENT PLANS

     The Company maintains a 401(k) Savings and Profit Sharing Plan ("401(k) Plan") which covers all full-time domestic employees who have completed 3 months of service and are 18 years of age or older. Under the terms of the 401(k) Plan, employees may contribute up to 50% of their salary, subject to certain maximum amounts, which will be matched by the Company at 50% of the employee's contributions, which are not in excess of 4% of the employee's compensation. Employee and employer contributions vest fully upon contribution. Employer contributions amounted to $0.5 million in fiscal 2008, $0.4 million in fiscal 2007 and $0.5 million in fiscal 2006.

     The Company's international subsidiaries maintain retirement plans for their employees, which vary by country. The obligations and cost of these plans are not significant to the Company's consolidated financial statements.

NOTE 13 - OPERATING LEASES

     The Company leases various real estate and equipment under non-cancelable operating leases. Rental expense under such leases amounted to $3.1 million in fiscal 2008, $3.4 million in fiscal 2007 and $3.2 million in fiscal 2006.

     Future minimum lease payments (excluding costs associated with facilities closed under restructuring plans) under non-cancelable operating leases with initial or remaining terms in excess of one year at November 2, 2008 follow:

2009	$ 2,375
2010	1,936
2011	1,573
2012	1,431
2013	726
Thereafter	2,231

$10,272

     See Note 8 for disclosures relating to the Company's capital lease obligations.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

     At November 2, 2008, the Company had outstanding purchase commitments of approximately $46 million, which includes approximately $31 million related to capital expenditures.

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

     The interest rate swap contract was used to adjust the proportion of total debt that is subject to fixed interest rates. This contract was considered to be a hedge against interest rate risk of the Company's fixed rate debt obligations. Accordingly, the interest rate swap contract is stated at fair value in the Company's consolidated balance sheets (in accrued liabilities at October 29, 2006) and the related portion of fixed rate debt being hedged is stated at an amount equal to the sum of its principal amount plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged. In addition, changes during any accounting period in the fair value of the interest rate swap contract, as well as offsetting changes in the adjusted carrying value of the related portion of fixed rate debt being hedged, are recognized as adjustments to interest expense in the Company's consolidated statements of operations. The net effect of this interest rate swap contract on the Company's consolidated statements of operations is that the interest expense portion of fixed rate debt being hedged is generally recorded based on variable rates.

     In April 2006, the Company's Korean subsidiary entered into a foreign currency rate swap contract. Under the terms of the contract, the Company has effectively converted a $50 million interest bearing intercompany loan denominated in U.S. dollars to Korean won. This contract, initially scheduled to expire in December 2006, was settled in November 2008. The Company elected not to designate the foreign currency rate swap contract as a hedge which resulted in mark-to-market adjustments in the statements of operations in the amounts of $1.9 million, $(0.9) million and $(0.7) million in 2008, 2007 and 2006, respectively.

     In September 2006, the Company entered into forward contracts to convert the fixed yen purchase price of certain equipment into fixed U.S. dollar amounts. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness. In the fiscal years ended October 28, 2007 and October 29, 2006, changes in the fair value of these derivative financial instruments of $1.1 million and $0.1 million, respectively, were recorded as charges to shareholders' equity as a component of accumulated other comprehensive income since they qualified for hedge accounting as defined by SFAS No. 133. Changes in the fair values of other forward contracts not designated as hedging instruments in the amount of $0.3 million were charged to the statement of operations (included in investment and other income, net). These forward contracts were settled in November 2007 at a gain of $0.1 million.

     In April 2008, the Company's Korean and Taiwanese subsidiaries each entered into separate foreign currency exchange rate swap contracts that effectively converted a $12 million interest bearing intercompany loan denominated in U.S. dollars into their respective local currencies. Both contracts expire in conjunction with the April 2009 maturity date of the intercompany loan. The Company did not elect to designate either contract as a fair value hedge.

NOTE 16 - GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

     The Company operates as a single operating segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors. Geographic net sales are based primarily on where the Company's selling facility is located. The Company's 2008, 2007 and 2006 net sales and total long-lived assets by geographic area were as follows:

	Fiscal Year Ended

	November 2, 2008	October 28, 2007	October 29, 2006

Net sales
Asia	$259,293	$242,788	$252,630
Europe	66,398	71,421	79,782
North America	96,857	107,270	122,463

	$422,548	$421,479	$454,875

	November 2, 2008	October 28, 2007	October 29, 2006

Long-lived assets
Asia	$228,009	$329,619	$331,270
Europe	14,134	67,084	70,592
North America	194,385	134,875	41,775

	$436,528	$531,578	$443,637

     Samsung Electronics Co., Ltd. accounted for approximately 25% of the Company's net sales in fiscal years 2008, 2007 and 2006.

NOTE 17 - COMPREHENSIVE INCOME

     The Company's comprehensive income as reported in the consolidated statements of shareholders' equity consists of net earnings (losses) and all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of other comprehensive income for the last three fiscal years, net of tax, were as follows:

	Fiscal Year Ended

	November 2, 2008	October 28, 2007	October 29, 2006

Foreign currency translation adjustment	$(62,234)	$13,496	$20,366
Change in fair value and amortization of cash flow hedges	193	(1,024)	(35)
Change in unrealized gains on investments	(279)	(458)	(1,109)
Other	2	(269)	-

Other comprehensive income (loss)	$(62,318)	$11,745	$19,222

     The foreign currency translation adjustment of $62.2 million for the fiscal year ended November 2, 2008 was primarily due to the weakening of the Korean won against the U.S. dollar.

NOTE 18 - RESTRUCTURING

     Since 2001, the Company has closed manufacturing facilities in North America and in Europe due in part to the migration of semiconductor manufacturing to Asia, excess capacity, competitive pricing pressures and weakened demand. Decisions regarding which facilities to close were based on sales volume projections, customer base and production qualifications. The Company continues to assess its global manufacturing strategy based on changes in market conditions. This ongoing assessment could result, in the future, in facilities closures, asset redeployment or workforce reductions, or the addition of increased manufacturing facilities, all of which would be predicated by market conditions and customer requirements.

     In fiscal 2006, the Company recorded total restructuring charges of $15.6 million, primarily related to ceasing operations at its manufacturing and research and development facility in Austin, Texas. During the first quarter of 2007, the Company sold this facility for proceeds of $5.0 million and realized a gain of $2.3 million.

     In fiscal 2008, the Company announced its intentions to streamline its infrastructure in Europe by ceasing the manufacture of photomasks at its Manchester U.K. facility. This initiative began in the fourth quarter of 2008 with the recording of a $0.5 million charge for the impairment of certain long-lived assets at the facility in the fourth quarter of fiscal 2008 and was designed to enable the Company to realize manufacturing efficiencies while reducing its cost structure. The Company expects the total after tax cost of the restructure to range between $3 million to $5 million through fiscal 2009 (including $0.5 million recorded in fiscal 2008), of which, approximately 25% will be attributable to non-cash items.

     The following tables set forth the Company's restructuring reserves as of November 2, 2008, October 28, 2007 and October 29, 2006, and reflect activity affecting the reserves for the years then ended. As of November 2, 2008, the remaining liability of $1.1 million primarily represents non-cancelable lease obligations that are due through August, 2009.

	Year Ended November 2, 2008

	October 28,			November 2,
	2007			2008
	Balance	Charges	Utilized	Balance

Manufacturing capacity reduction and other	$1,687	$ -	$(553)	$1,134

Total	$1,687	$ -	$(553)	$1,134

	Year Ended October 28, 2007

	October 29,			October 28,
	2006			2007
	Balance	Charges	Utilized	Balance

Manufacturing capacity reduction and other	$2,528	$ -	$(841)	$1,687

Workforce reductions	126	-	(126)	-

Total	$2,654	$ -	$(967)	$1,687

	Year Ended October 29 2006

	October 30,			October 29,
	2005			2006
	Balance	Charges	Utilized	Balance

Manufacturing capacity reduction and other	$2,245	$14,383	$(14,100)	$2,528

Workforce reductions	-	1,256	(1,130)	126

Total	$2,245	$15,639	$(15,230)	$2,654

NOTE 19 - OTHER RELATED PARTY TRANSACTIONS

     The Chairman of the Board of the Company is also the Chairman of the Board and majority shareholder of a company who is a provider of secure managed information technology services. Another director of the Company is also a shareholder, CEO and Executive Vice Chairman of this company. Since 2002, the Company has entered into various service contracts with this company to provide services to all of the Company's worldwide facilities. The Company incurred expenses of $3.3 million in 2008, $3.8 million in 2007, and $4.3 million in 2006 related to services provided by the company, for which the amount owed to this company was $0.6 million at October 28, 2007. In 2006, the Company signed a new 3-year service contract with this company for $2.5 million per year.

     The Company purchases photomask blanks from a company of which an officer of the Company is a significant shareholder. The Company purchased $28.5 million, $21.6 million, and $16.8 million of photomask blanks from this company in 2008, 2007, and 2006, respectively, for which the amount owed to this company was $6.8 million at November 2, 2008 and $5.0 million at October 28, 2007.

     The Company believes that the terms of the transactions described above with related parties were negotiated at arm's-length and were no less favorable to the Company than the Company could have obtained from unrelated third parties. See Note 3 for other related party transactions.

NOTE 20 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth certain unaudited quarterly financial data:

	First	Second	Third	Fourth	Year

Fiscal 2008:			(a)	(b)	(a) (b)

Net sales	$103,215	$110,330	$105,697	$103,306	$422,548
Gross margin	20,596	20,274	13,884	17,953	72,707
Net income (loss)	(3,340)	(2,069)	(205,592)	236	(210,765)

Earnings (loss) per share:
Basic	$(0.08)	$(0.05)	$(4.93)	$0.01	$(5.06)
Diluted	$(0.08)	$(0.05)	$(4.93)	$0.01	$(5.06)

Fiscal 2007:

Net sales	$105,981	$109,626	$104,301	$101,571	$421,479
Gross margin	29,665	26,193	23,706	19,957	99,521
Net income	7,857	14,066	2,238	362	24,523

Earnings per share:
Basic	$0.19	$0.34	$0.05	$0.01	$0.59
Diluted	$0.17	$0.30	$0.05	$0.01	$0.56

(a)

Includes a $137.3 million net of income taxes impairment of all of the Company's goodwill and a $60.9 million net of tax impairment of long-lived assets related to certain asset groups located in Europe and Asia.

(b)

Includes $0.4 million net of income taxes restructuring charge related to the Company's Manchester, United Kingdom facility made in conjunction with its announced intention to cease the manufacture of photomasks at that facility.

NOTE 21 - RECENT ACCOUNTING PRONOUNCEMENTS

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

     In May 2008, The FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 became effective in November 2008. Its adoption is not expected to have a material impact on the Company's consolidated financial statements.

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

     Management assessed the effectiveness of the Company's internal control over financial reporting as of November 2, 2008 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Management, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, assessed the effectiveness of the Company's internal control over financial reporting was effective as of November 2, 2008.

     The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company's internal control over financial reporting as of November 2, 2008, as stated in their attestation report on page 32 of this Form 10-K.

January 14, 2009

ITEM 9B.  OTHER INFORMATION

     None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information as to Directors required by Item 401, 405 and 407(c)(3)(d)(4) and (d)(5) of Regulation S-K is set forth in the Company's 2009 definitive Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K under the caption "PROPOSAL 1 - ELECTION OF DIRECTORS," "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and in paragraph three under the caption "MEETINGS AND COMMITTEES OF THE BOARD" and is incorporated in this report by reference. The information as to Executive Officers is included in the Company's 2009 definitive Proxy Statement under the caption "EXECUTIVE OFFICERS" and is incorporated in this report by reference.

     The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller. A copy of the code of ethics may be obtained, free of charge, by writing to the General Counsel of Photronics, Inc., at 15 Secor Road, Brookfield, Connecticut 06804.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K and paragraph (e)(4) and (e)(5) of Item 407 is set forth in the Company's 2009 definitive Proxy Statement under the captions "EXECUTIVE COMPENSATION," "STOCK OPTIONS", "CERTAIN AGREEMENTS", "DIRECTORS' COMPENSATION", "COMPENSATION COMMITTEE INTERLOCKS AND INSIDE PARTICIPATION" and "COMPENSATION COMMITTEE REPORT," respectively, and is incorporated in this report by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The information required by Items 403 and 201(d) of Regulation S-K is set forth in the Company's 2009 definitive Proxy Statement under the captions "Ownership of Common Stock by Directors, Nominees, Officers and Certain Beneficial Owners" and "Equity Compensation Plan Information," respectively, and is incorporated in this report by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 404 of Regulation S-K and Item 407(a) of Regulation S-K is set forth in the Company's 2009 definitive Proxy Statement under the captions "MEETINGS AND COMMITTEES OF THE BOARD" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and is incorporated in this report by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 9(e) of Schedule 14A is set forth in the Company's 2009 definitive Proxy Statement under the captions "FEES PAID TO THE INDEPENDENT AUDITORS" and "AUDIT COMMITTEE REPORT," respectively, and is incorporated in this report by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following documents are filed as part of this report:

		Page
		No.

1.	Financial Statements:

	Report of Independent Registered Public Accounting Firm	32

	Consolidated Balance Sheets at November 2, 2008 and October 28, 2007	33

	Consolidated Statements of Operations for the years ended November 2, 2008, October 28, 2007 and October 29, 2006	34

	Consolidated Statements of Shareholders' Equity for the years ended November 2, 2008, October 28, 2007 and October 29, 2006	35

	Consolidated Statements of Cash Flows for the years ended November 2, 2008, October 28, 2007 and October 29, 2006	36

	Notes to Consolidated Financial Statements	37

2.	Financial Statement Schedules:

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule for the years ended November 2, 2008, October 28, 2007 and October 29, 2006	68

	Schedule II, Valuation Account - Valuation and Qualifying Accounts for the years ended November 2, 2008, October 28, 2007 and October 29, 2006	68

	All other schedules are omitted because they are not applicable.

3.	Exhibits

EXHIBITS INDEX

Exhibit Number	Description

3.1

Certificate of Incorporation as amended July 9, 1986, April 9, 1990, March 16, 1995, November 13, 1997, April 15, 2002 and June 20, 2005 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2007).

3.2

By-laws of the Company, (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File Number 33-11694, which was declared effective by the Commission on March 10, 1987).

4.1	The Company will furnish to the Commission upon request any other debt instrument referred to in Item 601(b)(4)(iii)(A) of Regulation S-K.

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

10.9	2007 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333).

10.10

Consulting Agreement between the Company and Constantine S. Macricostas, dated July 11, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 13, 2005 (Commission File Number 0-15451)).+

10.11	Amendment No. 1 to the Consulting Agreement between Constantine S. Macricostas and the Company dated November 10, 2008.+*

10.12

Separation and Consulting Agreement between the Company and Michal J. Luttati dated July 12, 2008 (incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 27, 2008 (Commission File No. 0-15451)).

10.13

Executive Employment Agreement between the Company and Sean T. Smith dated February 20, 2003 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 2, 2003 (Commission File No. 0-15451)).+

10.14

Limited Liability Company Operating Agreement of MP Mask Technology Center, LLC between Micron Technology, Inc. ("Micron") and Photronics, Inc. ("Photronics") dated May 5, 2006 (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q filed on June 8, 2006 (Commission File No. 0-15451)).#

10.15

Contribution and Units Purchase Agreement between Micron, Photronics and MP Mask Technology Center, LLC ("MP Mask") dated May 5, 2006 (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q filed on June 8, 2006 (Commission File No. 0-15451)).#

10.16

Technology License Agreement among Micron, Photronics and MP Mask dated May 5, 2006 (incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q filed on June 8, 2006 (Commission File No. 0-15451)).#

10.17

Build to Suit Lease between Micron and Photronics dated May 5, 2006 (incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q filed on June 8, 2006 (Commission File No. 0-15451)).#

10.18

Photronics to Micron Supply Agreement between Micron and Photronics dated May 5, 2006 (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q filed on June 8, 2006 (Commission File No. 0-15451)).#

10.19

Company to Photronics Supply Agreement between MP Mask and Photronics dated May 5, 2006 (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed on June 8, 2006 (Commission File No. 0-15451)).#

10.20

Supplemental Agreement entered into as of January 1, 2008 by and between Micron and Photronics in connection with the Build to Suit Lease (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 27, 2008 (Commission File No 0-15451)).#

10.21

First Amendment to Build to Suit Lease entered into as of January 15, 2008 between Micron and Photronics in connection with the Build to Suit Lease (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 27, 2008 (Commission File No. 0-15451)).#

10.22

Executive Employment Agreement between the Company and Soo Hong Jeong dated August 24, 2001, as amended March 18, 2004, November 28, 2005 and June 9, 2006 (incorporated by reference to Exhibit 10.23 to the Company's Current Report on Form 10-Q filed on September 7, 2006 (Commission File No. 0-15451)).

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

10.25

Extension of Executive Employment Agreement between the Company and Soo Hong Jeong effective October 28, 2008 and ending October 27, 2009 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on November 17, 2008 (Commission File No. 0-15451)).

10.26

Executive Employment Agreement between the Company and Christopher J. Progler, Vice President, Chief Technology Officer dated September 10, 2007 (incorporated by reference to Exhibit 10.24 to the Company's Current Report on Form 10-K filed on January 11, 2008 (Commission File No. 0-15451)).+

10.27

Credit Agreement dated as of June 6, 2007 among Photronics, Inc., the foreign subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, National Association (as Administrative Agent), Citizens Bank of Massachusetts, HSBC Bank USA, National Association and Citibank, N.A. and JPMorgan Securities, Inc. as Sole Bookrunner and Sole Lead Arranger (incorporated by reference to Exhibit 10.27 to the Company's Form 10-Q for the quarter ended July 29, 2007 (Commission File No. 0-15451)).

10.28	Amendment No. 1 to the Credit Agreement dated April 25, 2008 (incorporated by reference to Exhibit 9.01 of the Company's Form 8-K filed on April 30, 2008 (Commission File No. 0-15451).

10.29	Amendment No. 2 to the Credit Agreement dated October 31, 2008.*

10.30	Amendment No. 3 to the Credit Agreement dated December 4, 2008.*

10.31	Amendment No. 4 to the Credit Agreement dated December 12, 2008.*

10.32

Amended and Restated Agreement RMB 186,000,000 Credit Facility for Photronics Imaging Technologies (Shanghai) Co., Ltd. with JPMorgan Chase Bank (China) Company Limited, Shanghai Branch, as Administrative Agent (incorporated by reference to Exhibit 10.28 to the Company's Form 10-Q for the quarter ended July 29, 2007 (Commission File No. 0-15451)).

10.33	Amendment Agreement dated December 12, 2008 between Photronics imaging Technologies (Shanghai) Co., Ltd. and JPMorgan Chase Bank (China) Company Limited, Shanghai Branch, as Administrative Agent.*

10.34

Amended and Restated Guarantee Agreement by Photronics, Inc. relating to RMB 186,000,000 Credit Facility for Photronics Imaging Technologies (Shanghai) Co., Ltd. dated August 23, 2007 (incorporated by reference to Exhibit 10.29 to the Company's Form 10-Q for the quarter ended July 29, 2007 (Commission File No. 0-15451)).

10.35

Amendment No. 1 to the Amended and Restated Guarantee Agreement dated April 25, 2008 (incorporated by reference to Exhibit 9.01 of the Company's Form 8-K filed on April 30, 2008 (Commission File No. 0-15451).

10.36	Amendment No. 2 to the Amended and Restated Guarantee Agreement dated October 31, 2008.*

10.37	Confirmation of Guaranty and Amendment No. 3 dated as of December 12, 2008 to the Amended and Restated Guarantee Agreement dated as of August 23, 2007.*

21	List of Subsidiaries of the Company.*

23	Consent of Deloitte & Touche LLP.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

+	Represents a management contract or compensatory plan or arrangement.

#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

*	Represents an exhibit that is filed with this Annual Report on Form 10-K.

The Company will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Company's vice president of corporate communications at the address of the Company's principal executive offices.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

Board of Directors and Shareholders
Photronics, Inc.
Brookfield, Connecticut

     We have audited the consolidated financial statements of Photronics, Inc. and subsidiaries (the "Company") as of November 2, 2008 and October 28, 2007, and for each of the three fiscal years in the period ended November 2, 2008 and the Company's internal control over financial reporting as of November 2, 2008, and have issued our report thereon dated January 14, 2009; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
January 14, 2009

	Schedule II

	Valuation and Qualifying Accounts
	for the Years Ended November 2, 2008, October 28, 2007
	and October 29, 2006
	(in thousands)

	Balance at	Charge to			Balance at
	Beginning of	Costs and			End of
	Year	Expenses	Deductions		Year

Allowance for Doubtful Accounts

Year ended November 2, 2008	$ 3,721	$ (481)	$(452)	(a)	$ 2,788
Year ended October 28, 2007	$ 4,471	$ (25)	$(725)	(a)	$ 3,721
Year ended October 29, 2006	$ 2,475	$2,158	$(162)	(a)	$ 4,471

Deferred Income Tax Valuation Allowance

Year ended November 2, 2008	$39,392	$8,757	$ -		$48,149
Year ended October 28, 2007	$36,993	$2,399	$ -		$39,392
Year ended October 29, 2006	$35,245	$1,748	$ -		$36,993

(a) Uncollectible accounts written off

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTRONICS, INC.
(Registrant)

By	/s/ SEAN T. SMITH
January 14, 2009
Sean T. Smith Senior Vice President Chief Financial Officer (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ CONSTANTINE S. MACRICOSTAS
January 14, 2009
Constantine S. Macricostas Chairman of the Board Interim Chief Executive Officer

By	/s/ SEAN T. SMITH
January 14, 2009
Sean T. Smith Senior Vice President Chief Financial Officer (Principal Accounting Officer)

By	/s/ WALTER M. FIEDEROWICZ
January 14, 2009
Walter M. Fiederowicz Director

By	/s/ JOSEPH A. FIORITA, JR.
January 14, 2009
Joseph A. Fiorita, Jr. Director

By	/s/ GEORGE C. MACRICOSTAS
January 14, 2009
George C. Macricostas Director

By	/s/ WILLEM D. MARIS
January 14, 2009
Willem D. Maris Director

By	/s/ MITCHELL G. TYSON
January 14, 2009
Mitchell G. Tyson Director