Form 10-Q
period 2009-02-01
PHOTRONICS INC
filed 2009-03-12
CIK 810136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 1, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 2, 2009
Common Stock, $0.01 par value	42,007,468 Shares

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
AND SUBSIDIARIES

INDEX

PART I.     FINANCIAL INFORMATION

Item 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	February 1, 2009	November 2, 2008

ASSETS

Current assets:
Cash and cash equivalents	$ 71,509	$ 83,763
Short-term investments	144	1,343
Accounts receivable, net of allowance of $3,091 in 2009
and $2,788 in 2008	65,497	68,095
Inventories	18,063	17,548
Deferred income taxes	2,657	2,843
Other current assets	9,796	8,905

Total current assets	167,666	182,497

Property, plant and equipment, net	406,915	436,528
Investment in joint venture	65,776	65,737
Other intangibles, net	61,098	62,386
Other assets	11,048	10,859

	$712,503	$758,007

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term borrowings	$ 68,134	$ 20,630
Accounts payable	56,425	69,791
Accrued liabilities	23,410	25,657

Total current liabilities	147,969	116,078

Long-term borrowings	151,848	202,979
Deferred income taxes	1,799	1,813
Other liabilities	4,594	4,739

Total liabilities	306,210	325,609

Minority interest	48,608	49,616

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 41,757 shares issued and outstanding at February 1, 2009 and 41,712 at November 2, 2008	418	417
Additional paid-in capital	385,188	384,502
Retained earnings	5,131	15,364
Accumulated other comprehensive loss	(33,052)	(17,501)

Total shareholders' equity	357,685	382,782

	$712,503	$758,007

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended

	February 1, 2009	January 27, 2008

Net sales	$ 88,042	$103,215

Costs and expenses:

Cost of sales	(77,483)	(82,619)

Selling, general and administrative	(10,402)	(16,302)

Research and development	(3,624)	(4,238)

Consolidation, restructuring and related charges	(1,680)	-

Operating income (loss)	(5,147)	56

Other income (expense):
Interest expense	(4,646)	(2,134)
Investment and other income, net	1,023	1,566

Loss before income taxes and minority interest	(8,770)	(512)

Income tax provision	(1,197)	(1,873)

Loss before minority interest	(9,967)	(2,385)

Minority interest in income of consolidated subsidiaries	(266)	(955)

Net loss	$(10,233)	$ (3,340)

Loss per share:

Basic	$(0.25)	$(0.08)

Diluted	$(0.25)	$(0.08)

Weighted average number of common shares outstanding:

Basic	41,723	41,626

Diluted	41,723	41,626

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended

	February 1, 2009	January 27, 2008

Cash flows from operating activities:
Net loss	$(10,233)	$(3,340)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,725	24,721
Consolidation, restructuring and related charges	1,680	-
Minority interest in income of consolidated subsidiaries	266	955
Changes in assets and liabilities:
Accounts receivable	153	(4,506)
Inventories	(1,524)	893
Other current assets	(1,200)	(1,093)
Accounts payable, accrued liabilities, and other	(2,878)	(5,955)

Net cash provided by operating activities	7,989	11,675

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,789)	(65,932)
Investment in joint venture	-	(2,598)
Proceeds from sales of short-term investments and other	858	(188)

Net cash used in investing activities	(11,931)	(68,718)

Cash flows from financing activities:
Repayments of long-term borrowings	(3,607)	(577)
Proceeds from long-term borrowings	-	942
Payments of deferred financing fees	(1,913)	(71)

Net cash (used in) provided by financing activities	(5,520)	294

Effect of exchange rate changes on cash	(2,792)	(171)

Net decrease in cash and cash equivalents	(12,254)	(56,920)
Cash and cash equivalents at beginning of period	83,763	146,049

Cash and cash equivalents at end of period	$ 71,509	$89,129

Supplemental disclosure of cash flow information:
Change in accrual for purchases of property, plant and equipment	$(11,204)	$(24,181)
Capital lease obligation for purchases of property, plant and equipment	$ -	$ 61,662

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended February 1, 2009 and January 27, 2008
(unaudited)
(in thousands, except share amounts)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     Photronics, Inc. and its subsidiaries (the "Company" or "Photronics") is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays ("FPD"), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits ("IC") and a variety of FPDs and, to a lesser extent, other types of electrical and optical components. The Company currently operates principally from ten manufacturing facilities, three of which are located in the United States, two in Europe, two in Taiwan, and one each in Korea, Singapore, and China.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending November 1, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 2, 2008.

NOTE 2 - COMPREHENSIVE LOSS

     The following table summarizes the net comprehensive losses for the three months ended February 1, 2009 and January 27, 2008.

	Three Months Ended

	February 1, 2009	January 27, 2008

Net loss	$(10,233)	$ (3,340)

Other comprehensive loss:
Change in unrealized net gains on investments, net of tax	75	(49)
Amortization of cash flow hedge, net of tax	481	28
Foreign currency translation adjustments	(16,107)	(7,382)

	(15,551)	(7,403)

Total comprehensive loss	$(25,784)	$(10,743)

NOTE 3 - LOSS PER SHARE

     The calculation of basic and diluted loss per share is presented below.

	Three Months Ended

	February 1, 2009	January 27, 2008

Net loss	$(10,233)	$(3,340)

Weighted average number of common shares outstanding:
Weighted average common shares used for basic and diluted earnings per share	41,723	41,626

Loss per share:
Basic	$(0.25)	$(0.08)
Diluted	$(0.25)	$(0.08)

     The effect of the exercise of certain stock options and restricted shares and the potential conversion of some of the Company's convertible subordinated notes has been antidilutive. The following table shows the amount of incremental shares outstanding that would have been added if the assumed conversion of stock options and restricted shares, and convertible subordinated notes had been dilutive.

	Three Months Ended

	February 1, 2009	January 27, 2008

Employee stock options and restricted shares	2,659	2,648
Convertible notes redeemed on April 15, 2008	-	9,441

Total potentially dilutive shares excluded	2,659	12,089

NOTE 4 - STOCK-BASED COMPENSATION PLANS

     In March 2007, shareholders approved a new stock-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to, shares of the Company's common stock may be granted from shares authorized but unissued, shares previously issued and reacquired by the Company, or both. A maximum of three million shares of common stock may be issued under the Plan. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. The Plan prohibits further awards from being issued under prior plans. Aspects of the Plan are more fully described below. The Company incurred compensation cost under the Plan of $0.7 million and $0.5 million for the three months ended February 1, 2009 and January 27, 2008, respectively. No share-based compensation cost was capitalized as part of inventory, no related income tax benefits were recorded and no equity awards were settled in cash during the periods presented.

Stock Options

     Option awards generally vest in one to four years, and have a ten-year contractual term. All incentive and non-qualified stock option grants have an exercise price equal to the market value of the underlying common stock on the date of grant. The option and share awards provide for accelerated vesting if there is a change in control as defined in the Plan.

     The grant date fair value of options is based upon the closing price on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's stock. The Company uses historical option exercise behavior and employee termination data to estimate expected term and forfeiture rates, which represents the period of time that the options granted are expected to remain outstanding. The risk-free rate of return for the estimated life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Inputs used to calculate the grant date fair value of share options issued during the three months ended February 1, 2009 are presented in the following table.

Volatility	69.7%

Risk free rate of return	2.5%

Dividend yield	0.0%

Expected average term	4.7 years

      A summary of option awards under the plan as of February 1, 2009 is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at February 1, 2009	3,500,557	$11.55	7.1	$1,110

Exercisable at February 1, 2009	1,752,331	$19.21	4.8	$ -

     There were 1,343,250 share options granted during the three months ended February 1, 2009 with a weighted average grant date fair value of $0.44 per share. No share options were granted during the three months ended January 27, 2008. As of February 1, 2009, the total compensation cost related to non-vested option awards not yet recognized was approximately $2.5 million. That cost is expected to be recognized over a weighted average amortization period of 3.5 years.

Restricted Stock

     The Company periodically grants restricted stock awards. The restrictions on these awards lapse over a service period that has ranged from less than one to eight years. During the three months ended February 1, 2009, 75,000 shares were granted with a weighted average grant date fair value of $0.76 per share. During the three month period ended January 27, 2008, 148,300 shares were granted with a weighted average grant date fair value of $11.79 per share. As of February 1, 2009, the total compensation cost related to non-vested restricted stock awards not yet recognized was approximately $3.5 million. That cost is expected to be recognized over a weighted average amortization period of 3.7 years. A summary of the status of the Company's nonvested restricted shares as of February 1, 2009 is presented below.

Restricted Stock	Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at February 1, 2009	321,168	3.7	$511

NOTE 5 - CONSOLIDATION, RESTRUCTURING AND RELATED CHARGES

2009 Restructuring

     During the three months ended February 1, 2009, the Company implemented its previously announced plan to streamline its infrastructure in Europe by ceasing the manufacture of photomasks at its Manchester U.K. facility. This initiative began with the recording of a $0.5 million charge for the impairment of certain long-lived assets at the facility in the fourth quarter of fiscal 2008, and was designed to enable the Company to realize manufacturing efficiencies while reducing its cost structure. The Company ceased production at the facility in January 2009 and an additional $1.7 million was incurred in the first quarter of fiscal 2009, primarily for employee termination costs and asset write-downs. Approximately 85 employees are expected to be affected by this plan. The Company expects the total after tax cost of this restructure to range between $3 million to $5 million through its expected completion at the end of fiscal 2009 (including the $0.5 million recorded in fiscal 2008). The following table sets forth the Company's 2009 restructuring reserve as of February 1, 2009 and reflects the activity affecting the reserve for the three months then ended.

	Three Months Ended

	February 1, 2009

	November 2, 2008	Charges	Utilized	February 1, 2009

Employee terminations	$ -	$1,063	$(1,063)	$ -

Asset write-downs	-	617	(463)	154

	$ -	$1,680	$(1,526)	$154

Prior Restructurings

     In May 2006, the Company closed its Austin, Texas manufacturing and research and development facility, and in March 2003 closed its Phoenix, Arizona manufacturing facility. The following tables set forth the Company's restructuring reserves as of February 1, 2009 and January 27, 2008, and reflect the activity affecting the reserves for the three months then ended.

	Three Months Ended

	February 1, 2009

	November 2, 2008	Charges	Utilized	February 1, 2009

Leases and other	$1,134	$ -	$(116)	$1,018

	Three Months Ended

	January 27, 2008

	October 28, 2007	Charges	Utilized	January 27, 2008

Leases and other	$1,687	$ -	$(136)	$1,551

NOTE 6 - GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

     The Company operates as a single operating segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors. Geographic net sales are based primarily on where the Company's selling facility is located. The Company's net sales for the three months ended February 1, 2009 and January 27, 2008 and its long-lived assets by geographic area as of February 1, 2009 and November 2, 2008 are presented below.

	Three Months Ended

	February 1, 2009	January 27, 2008

Net sales
Asia	$56,240	$ 63,900
Europe	8,750	17,705
North America	23,052	21,610

	$88,042	$103,215

	As of

	February 1, 2009	November 2, 2008

Long-lived assets
Asia	$205,069	$228,009
Europe	15,486	14,134
North America	186,360	194,385

	$406,915	$436,528

     The Company is typically impacted during its first fiscal quarter by the North American and European holiday periods as some customers reduce their effective workdays and orders during this period.

NOTE 7 - INCOME TAXES

     The effective income tax rate differs from the amount computed by applying the U.S. statutory rate of 35% to the loss before income taxes primarily because income tax provisions incurred in jurisdictions where the Company generated income before income taxes were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where the Company incurred losses before income taxes.

     The Company adopted FASB Interpretation Number 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" as of the beginning of its 2008 fiscal year. Prior to adoption, the Company's pre-existing policy was to establish reserves, including interest and penalties, for uncertain tax positions that reflected the probable outcome of known tax contingencies. As of the date of adoption of FIN 48, the Company has elected to recognize interest, and penalties if applicable, related to uncertain tax positions in the income tax provision in its condensed consolidated statements of operations. As compared to the Company's historical approach, the application of FIN 48 resulted in a net increase to accrued income taxes payable of approximately $1.0 million (including interest and penalties of approximately $0.2 million), and a decrease to retained earnings of the same amount.

     As of February 1, 2009 the gross unrecognized tax benefits for income taxes associated with uncertain tax positions totaled approximately $3.1 million. If recognized, the benefits would favorably affect the Company's effective rate in future periods. It is possible that material changes to the gross unrecognized tax benefits may be required during fiscal year 2009. These changes relate to possible settlements in the U.K. and Germany during fiscal year 2009. Though the Company expects these items may result in a net reduction of its unrecognized tax benefits, an estimate of the expected reduction and related income tax benefit cannot be made at this time.

     Currently, the statutes of limitations remain open subsequent to and including 2004 in the U.S., 2002 in the U.K., 2006 in Germany and 2004 in Korea.

NOTE 8 - LONG-TERM BORROWINGS

     Long-term borrowings consist of the following:

	February 1, 2009	November 2, 2008

Borrowings under revolving credit facility, which bears interest at a variable rate, as defined (6.50% at February 1, 2009; 6.36% at November 2, 2008)	$122,500	$122,500

8.0% capital lease obligation payable through January 2013	51,202	53,895

5.6% capital lease obligation payable through October 2012	15,756	16,669

Foreign loans:

Revolving loan, which bears interest at a variable rate (7.81% at February 1, 2009; 7.47% at November 2, 2008)	19,032	19,045

Term loan, which bears interest at a variable rate (8.32% at February 1, 2009; 7.74% at November 2, 2008)	8,198	8,204

Short-term loan, which bears interest at a variable rate (6.72% at February 1, 2009 and November 2, 2008)	3,294	3,296

	219,982	223,609
Less current portion	68,134	20,630

	$151,848	$202,979

     On June 6, 2007, the Company and a group of financial institutions entered into a credit agreement which allows for borrowings under various currencies. On October 31, 2008, the Company's credit agreement was amended to change the minimum Senior Leverage Ratio covenant, as defined, and to extend the date it was required to obtain at least $75 million in permanent long-term capital from November 2, 2008 to December 5, 2008. The credit agreement was further amended on December 5, 2008 to extend the date to obtain at least $75 million in permanent long-term capital to December 12, 2008, at which date the credit agreement was last amended. Among other items, the last amendment on December 12, 2008 provided for the following: the requirement to obtain additional long-term capital was eliminated; the maturity date of the credit agreement was changed from June 6, 2012 to July 30, 2010; the aggregate commitment was reduced from $155 million to $135 million, and is further reduced to $120 million on October 31, 2009 and $100 million on January 31, 2010; substantially all of the Company's assets in the United States were pledged as collateral; financial covenants were modified and include, among other items as defined, a Senior Leverage Ratio, Total Leverage Ratio, Minimum Fixed Charge Ratio, and a quarterly minimum EBITDA covenant, as defined. Additionally, cash received as a result of certain events is required to be used to pay down the outstanding loan balance and reduce the available credit facility by the same amount and the Company is also subject to capital expenditure limitations. The credit agreement continues to provide for Minimum Unrestricted Cash Balances, as defined, of $50 million, and to limit the amounts of both secured and unsecured debt the Company can incur. The credit facility is also secured by a pledge of the Company's stock in certain of its subsidiaries. As of February 1, 2009, $122.5 million was outstanding under the credit facility, $3.6 million was utilized for a standby letter of credit, and the remaining balance of $8.9 million was available to the Company based upon the amended aggregate commitment of $135 million.

     In addition to the credit agreement discussed above, on December 12, 2008, the maturity date of the foreign revolving loan and term loan was amended from October 11, 2010 to January 31, 2010. Further, the interest rate on these foreign loans was amended and is currently based on the Peoples Bank of China base rate, plus a spread (as defined), and the lenders have the right to secure the Company's assets in China. In connection with the December 12, 2008 amendment to the foreign revolving loan and term loan, and to the credit agreement discussed in the preceding paragraph, $47.2 million was reclassified to current liabilities.

     The Company's liquidity is highly dependent on its ability to receive orders as it operates in a high fixed cost environment and the timing of capital expenditures, both of which can vary significantly from period to period. Depending on conditions in the IC semiconductor and FPD market, the Company's cash flows from operations and current holdings of cash and investments may not be adequate to meet the Company's current and long-term needs for capital expenditures and operations. Historically, in certain years the Company has used external financing to fund these needs. Due to conditions in the credit markets, some financing instruments used by the Company in the past are currently not available to the Company. The Company is evaluating alternatives to increase its capital, delaying capital expenditures and evaluating further cost reduction initiatives. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations and existing cash, short-term investments and cash available under its credit facility.

     As of February 1, 2009, foreign loans were in China, and consist of a term loan and revolving loan credit facility and a short-term loan, which were fully outstanding, and amount to RMB 186 million ($27.2 million) and RMB 22.5 million ($3.3 million), respectively. Interest rates are subject to change based on the People's Bank of China base rate, plus a spread, as defined. The term loan and revolving loan credit facility is due in January 2010, and the short-term loan is due in March 2009. The Company is subject to certain financial and other covenants similar to those of its credit facility described above.

     In January 2008, a capital lease agreement commenced for the U.S. Nanofab. Quarterly lease payments, which bear interest at 8%, are $3.8 million through January 2013. As of February 1, 2009 total capital lease amounts payable for this property were $60.3 million of which $51.2 million represents principal and $9.1 million represents interest. At the end of the 5-year lease term, ownership of the property transfers to the Company.

     In October 2007, the Company entered into a capital lease agreement in the principal amount of $19.9 million associated with certain equipment. Under the capital lease agreement, the Company is required to maintain the equipment in good working condition, and is required to comply with certain non-financial covenants. Payments under the lease are $0.4 million per month over a 5-year term at a 5.6% interest rate.

NOTE 9 - FAIR VALUE MEASUREMENTS

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 157 "Fair Value Measurements" as of November 3, 2008 for all financial assets and liabilities measured on both a recurring and non-recurring basis and for non-financial assets and liabilities measured on a recurring basis. SFAS No. 157 defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. It further prescribes that an orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities (i.e. it is not a forced transaction). The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. Therefore, the objective of a fair value measurement is to determine the price that would be received to sell the asset or paid to transfer the liability (an exit price) at the measurement date.

     A fair value measurement further assumes that the hypothetical transaction occurs in the principal (or if no principal market exists, the most advantageous) market for the asset or liability. Further, a fair value measurement assumes a transaction involving the highest and best use of an asset and the consideration of assumptions that would be made by market participants when pricing an asset or liability, such as transfer restrictions or non-performance risk.

     SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to unadjusted, quoted market prices in active markets for identical assets or liabilities while giving the lowest priority to unobservable inputs, which are inputs that reflect the Company's assumptions about the factors that market participants would use in valuing assets or liabilities, based upon the best information available under existing circumstances. In cases when the inputs used to measure fair value fall in different levels of the fair value hierarchy, the level within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, including the consideration of factors specific to the asset or liability. The hierarchy consists of the following three levels:

     Level 1 - Inputs are prices in active markets that are accessible at the measurement date. The Company's Level 1 assets consist of available for sale equity securities that are reported in other assets.

     Level 2 - Inputs other than quoted prices included within Level 1 are observable for the asset or liability, either directly or indirectly. The Company's Level 2 assets and liabilities consist of derivative instruments entered into to economically hedge the fair values of intercompany loans denominated in currencies other than their functional currency. They are reported in other current assets or accrued liabilities

     Level 3 - Inputs are unobservable inputs for the asset or liability. The Company's Level 3 assets consist of a foreign bond fund that is reported in short-term investments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

     The carrying value of cash equivalents and short-term investments, which are highly liquid investments with short maturities, approximates their fair value. The table below presents assets and liabilities measured at fair value on a recurring basis.

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Available for sale equity securities	$ 26	$ -	$ -	$ 26

Foreign bond fund	-	-	144	144

Derivative assets	-	3,268	-	3,268

Total assets	$ 26	$3,268	$144	$3,438

Derivative liabilities	$ -	$1,185	$ -	$1,185

Total liabilities	$ -	$1,185	$ -	$1,185

Assets and Liabilities Measured on a Non-recurring Basis

     The Company did not have any financial assets or liabilities that were measured on a non-recurring basis (at least annually) during the quarter ended February 1, 2009. The Company, as allowed under FSP FAS 157-2, has elected to defer the effective date for applying SFAS No. 157 to non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as non-financial assets initially measured at fair value in a business combination and non-financial long-lived asset groups measured at fair value for an impairment assessment that were not measured at fair value in subsequent periods.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

     As of February 1, 2009, the Company had commitments outstanding for capital expenditures of approximately $29 million.

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

     In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 became effective in November 2008. Its adoption had no impact on the Company's consolidated financial statements.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB No. 133." SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating the impact, if any, SFAS No. 161 will have on its consolidated financial statements.

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

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 effective November 3, 2008 but has chosen not to elect the fair value option for any items that were not previously required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides a consistent definition of fair value that focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. SFAS No. 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The standard also requires that a company use its own nonperformance risk when measuring liabilities carried at fair value, including derivatives. In February 2008, the FASB approved a FASB Staff Position ("FSP") that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FSP did not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. SFAS No. 157 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 will be applied prospectively. The Company has deferred adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS No. 157 for its financial assets and liabilities and its non-financial assets and liabilities measured on a recurring basis in its first fiscal quarter of 2009.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

     Management's discussion and analysis (MD&A) of the Company's financial condition, business results and outlook should be read in conjunction with its condensed consolidated financial statements and related notes. Various segments of this MD&A contain forward-looking statements, all of which are presented based on current expectations and may be adversely affected by uncertainties and risk factors (presented throughout this filing and in the Company's Annual Report on Form 10-K for the fiscal 2008 year), that may cause actual results to materially differ from these expectations.

     The Company sells substantially all of its photomasks to semiconductor designers and manufacturers, and manufacturers of flat panel displays (FPDs). Photomask technology is also being applied to the fabrication of other higher performance electronic products such as photonics, micro-electronic mechanical systems and certain nanotechnology applications. The Company's selling cycle is tightly interwoven with the development and release of new semiconductor designs and flat panel applications, particularly as it relates to the semiconductor industry's migration to more advanced design methodologies and fabrication processes. The Company believes that the demand for photomasks primarily depends on design activity rather than sales volumes from products produced using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. In addition, the reduced use of customized integrated circuits (ICs), reductions in design complexity or other changes in the technology or methods of manufacturing semiconductors, or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks. Such a reduction in demand could occur even if demand for semiconductors and FPDs increases. Advances in semiconductor and photomask design and semiconductor production methods could also reduce the demand for photomasks. Historically, the semiconductor industry has been volatile with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices.

     The semiconductor industry is currently experiencing a severe downturn due to a significant oversupply of products, which has been further negatively impacted by worsening global economic conditions. These conditions have resulted in reduced average selling prices (ASPs) and gross margins for the Company and others in the semiconductor industry. In response to these market conditions, in January 2009 the Company ceased production of photomasks at its Manchester, U.K. facility. The Company has also undertaken additional cost saving measures to increase its competitiveness, including reductions in executive and employee salaries, continued hiring freezes, and reductions of other discretionary costs such as outside services, travel and overtime. Continued unfavorable changes in global economic conditions, including Asia, the U.S. or other geographic areas in which the Company does business, may have the effect of reducing the demand for photomasks and further reducing the Company's ASPs and gross margin. For example, continued unfavorable changes in global economic conditions may lead to a decrease in demand for end products whose manufacturing process involves the use of photomasks, which may result in a reduction in new product design and development by semiconductor manufacturers, which could adversely affect the Company's operations and cash flows.

     The effects of the worsening global economy and the tightening credit market are also making it increasingly difficult for the Company and others in the semiconductor industry to obtain external sources of financing to fund their operations. The Company is further pursuing alternatives to increase its capital, delaying capital expenditures and implementing further cost-cutting initiatives.

     The Company's ability to comply with the financial and other covenants in its debt agreements may be affected by worsening economic or business conditions, or other events. Existing covenant restrictions limit the Company's ability to obtain additional debt financing and should the Company be unable to meet one or more of these covenants the bank may require the Company to repay its outstanding balances prior to the expiration date of the agreements. The Company cannot assure that additional sources of financing would be available to the Company to pay off the Company's long-term borrowings to avoid default. Should the Company default on any of its long-term borrowings, a cross default would occur on its other long-term borrowings, unless amended or waived. As of February 1, 2009, the Company was in compliance with its debt covenants.

Material Changes in Results of Operations
Three Months ended February 1, 2009 versus January 27, 2008

     The following table represents selected operating information expressed as a percentage of net sales.

	Three Months Ended

	February 1, 2009	January 27, 2008

Net sales	100.0%	100.0%
Cost of sales	(88.0)	(80.0)

Gross margin	12.0	20.0
Selling, general and administrative expenses	(11.8)	(15.8)
Research and development expenses	(4.1)	(4.1)
Consolidation, restructuring and related charges	(1.9)	-

Operating income (loss)	(5.8)	0.1
Other expense, net	(4.1)	(0.6)

Loss before income tax provision and minority interest	(9.9)	(0.5)
Income tax provision	(1.4)	(1.8)
Minority interest in income of consolidated subsidiaries	(0.3)	(0.9)

Net loss	(11.6)%	(3.2)%

     Note: All of the following tabular comparisons, unless otherwise indicated, are for the three months ended February 1, 2009 (Q1-09) and January 27, 2008 (Q1-08) in millions of dollars.

Net Sales

	Three Months Ended

	Q1-09	Q1-08	Percent Change

IC	$63.6	$ 80.4	(20.9)%
FPD	24.4	22.8	7.0%

Total net sales	$88.0	$103.2	(14.7)%

     Net sales for Q1-09 decreased 14.7% to $88.0 million as compared to $103.2 million for Q1-08. The decrease is related to reduced IC sales, primarily due to decreased mainstream unit demand in Asia and Europe. Revenues attributable to high-end products were $18.6 million in Q1-09 and $13.7 million in Q1-08. High-end photomask applications, which typically have higher average selling prices (ASPs), include mask sets for G7 and above technologies for FPD products and 65 nanometer and below for IC products. The Company's quarterly revenues can be affected by the seasonal purchasing of its customers. The Company is typically impacted during its first fiscal quarter by the North American and European holiday periods as some customers reduce their effective workdays and orders during this period. This seasonality was experienced to a greater than normal extent during Q1-09 as many of the Company's customers placed their fabs on extended shutdowns. By geographic area, net sales in Asia decreased $7.7 million or 12.0%, North American sales increased $1.4 million or 6.7%, and European sales decreased $8.9 million or 50.6%.As a percent of total net sales, net sales in Q1-09 in Asia were 64%, North America 26%, and Europe 10%; and net sales in Q1-08 in Asia were 62%, North America 21%, and Europe 17%.

Gross Margin

	Three Months Ended

	Q1-09	Q1-08	Percent Change

Gross margin	$10.6	$20.6	(48.7)%
Percentage of net sales	12.0%	20.0%

     Gross margin percentage decreased to 12.0% in Q1-09 as compared to 20.0% in Q1-08 mainly as a result of the Company's reduced global unit volume, and increased manufacturing costs associated with the U.S. Nanofab which commenced operations in the second quarter of 2008. Further, the gross margin was negatively impacted by the 14.7% decrease in Q1-09 sales as compared to Q1-08, as the Company operates in a high fixed cost environment and, to the extent that its sales increase or decrease, gross margin will generally be positively or negatively impacted.

Selling, General and Administrative Expenses

	Three Months Ended

	Q1-09	Q1-08	Percent Change

S, G & A expenses	$10.4	$16.3	(36.2)%
Percentage of net sales	11.8%	15.8%

     Selling, general and administrative expenses decreased $5.9 million to $10.4 million in Q1-09 as compared to $16.3 million in Q1-08. The decrease was primarily related to certain U.S. Nanofab costs reported in S G & A in Q1-08 (prior to it commencing production in Q2-08), reduced compensation costs due in part to reduced employee headcount, and cost reduction programs.

Research and Development

	Three Months Ended

	Q1-09	Q1-08	Percent Change

R&D expenses	$3.6	$4.2	(14.5)%
Percentage of net sales	4.1%	4.1%

     Research and development expenses consist primarily of global development efforts relating to high-end process technologies for advanced sub-wavelength reticle solutions for IC and FPD technologies. Research and development expenses decreased $0.6 million in Q1-09 as compared to Q1-08, primarily due to efficiencies gained under the Company's technology license agreement with Micron Technology, Inc.

Consolidation, Restructuring and Related Charges

	Three Months Ended

	Q1-09	Q1-08

Employee terminations	$1.1	$ -
Asset write-downs	0.6	-

Total consolidation, restructuring and related charges	$1.7	$ -

     During the three months ended February 1, 2009, the Company implemented its previously announced plan to streamline its infrastructure in Europe by ceasing the manufacture of photomasks at its Manchester U.K. facility. This initiative began with the recording of a $0.5 million charge for the impairment of certain long-lived assets at the facility in the fourth quarter of fiscal 2008, and was designed to enable the Company to realize manufacturing efficiencies while reducing its cost structure. The Company ceased production at the facility in January 2009 and an additional $1.7 million was incurred in the first quarter of fiscal 2009, primarily for employee termination costs and asset write-downs. Approximately 85 employees are expected to be affected by this plan. The Company expects the total after tax cost of this restructure to range between $3 million to $5 million through its expected completion at the end of fiscal 2009 (including the $0.5 million recorded in fiscal 2008).

Other Expense, net

	Three Months Ended

	Q1-09	Q1-08

Interest expense	$(4.6)	$(2.1)
Investment and other income, net	1.0	1.5

Other expense, net	$(3.6)	$(0.6)

     Interest expense increased in Q1-09 as compared to Q1-08 primarily as a result of higher interest rates on the Company's outstanding debt obligations. Investment and other income, net, decreased primarily due to decreased investment income associated with reduced cash and short-term investment balances.

Provision for Income Taxes

	Three Months Ended

	Q1-09	Q1-08

Income tax provision	$1.2	$1.9

     The effective income tax rates in Q1-09 and Q1-08 differ from the amount computed by applying the U.S. statutory rate of 35% to the loss before income taxes primarily because income tax provisions incurred in jurisdictions where the Company generated income before income taxes were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where the Company incurred losses before income taxes. The income tax provision decreased from $1.9 million in Q1-08 to $1.2 million in Q1-09 primarily due to decreased income before income taxes in jurisdictions where the Company was profitable.

     The Company's operations have followed the migration of semiconductor industry fabrication to Asia, where the Company operates in countries where it is accorded favorable tax treatments. PKLT, the Company's FPD manufacturing facility in Taiwan, is accorded a tax holiday, which expires in 2012. In addition, the Company has been accorded a tax holiday in China which is expected to expire in 2011. These tax holidays had no dollar or per share effect in the three months ended February 1, 2009 and January 27, 2008. In Korea and Taiwan, various investment tax credits have been utilized to reduce the Company's effective income tax rate.

     As of February 1, 2009 the gross unrecognized tax benefits for income taxes associated with uncertain tax positions totaled approximately $3.1 million. If recognized, the benefits would favorably affect the Company's effective rate in future periods. It is possible that material changes to the gross unrecognized tax benefits may be required during fiscal year 2009. These changes relate to possible settlements in the U.K. and Germany during fiscal year 2009. Though the Company expects these items may result in a net reduction of its unrecognized tax benefits, an estimate of the expected reduction and related income tax benefit cannot be made at this time.

     Currently, the statutes of limitations remain open subsequent to and including 2004 in the U.S., 2002 in the U.K., 2006 in Germany and 2004 in Korea.

Minority Interest in Income of Consolidated Subsidiaries

     Minority interest decreased $0.7 million to $0.3 million in Q1-09 as compared to Q1-08 primarily due to decreased net income at the Company's non-wholly owned subsidiary in Taiwan. The Company's ownership in its subsidiary in Taiwan was approximately 58% at February 1, 2009 and November 2, 2008, and its ownership in its subsidiary in Korea was approximately 99.7% at February 1, 2009 and November 2, 2008.

Liquidity and Capital Resources

     The Company's working capital decreased $46.7 million to $19.7 million at February 1, 2009, as compared to $66.4 million at November 2, 2008, primarily as a result of an increase in the current portion of long-term borrowings related to its U.S. and China credit facilities that were previously reported as long-term. Cash, cash equivalents, and short-term investments decreased to $71.7 million at February 1, 2009 as compared to $85.1 million at November 2, 2008, primarily due to payments for capital expenditures and repayments of long-term borrowings. Cash provided by operating activities was $8.0 million for the three months ended February 1, 2009, as compared to $11.7 million for the same period last year, the decrease primarily due to the Company incurring a greater net loss as compared to the same prior year period. Cash used in investing activities for the three months ended February 1, 2009 was $11.9 million, which is comprised primarily of capital expenditure payments. Cash used in financing activities of $5.5 million for the three months ended February 1, 2009 was primarily comprised of the repayments of long-term borrowings.

     At February 1, 2009, the Company had capital commitments outstanding of approximately $29 million. Photronics believes that its currently available resources, together with its capacity for growth, and its access to equity and other sources, will be sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the remainder of its 2009 fiscal year. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations, existing cash, and its credit facility.

Cash Requirements

     The Company's cash requirements in fiscal 2009 will be primarily to fund operations, including capital spending and debt service. The Company believes that its cash on hand, cash generated from operations and amounts available under its credit facility will be sufficient to meet its cash requirements for the remainder of the fiscal year. The Company regularly reviews the availability and terms on which it might issue additional equity or debt securities in the public or private markets. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations and existing cash, and cash available under its credit facility.

Stock-Based Compensation

     Total stock-based compensation expense was $0.7 million and $0.5 million for the three months ended February 1, 2009 and January 27, 2008, respectively, substantially all of which is recorded in selling, general and administrative expenses. No compensation cost was capitalized as part of inventory, and no income tax benefit has been recorded. As of February 1, 2009 total unrecognized compensation cost of $6.0 million is expected to be recognized over a weighted average amortization period of 3.6 years.

Business Outlook

     A majority of the Company's revenue growth is expected to come from the Asian region, as customers increase their use of manufacturing foundries located outside of North America and Europe. Additional revenue growth is also anticipated from North America as a result of utilizing technology licensed under the Company's technology license with Micron. The Company's Korean and Taiwanese operations are non-wholly owned subsidiaries, therefore, a portion of earnings generated at each of these locations is allocated to the minority shareholders.

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

     The Company's future results of operations and the other forward-looking statements contained in this filing involve a number of risks and uncertainties, which could cause actual results to differ materially from the Company's expectations.

Off-Balance Sheet Arrangements

      Under the Operating Agreement relating to the MP Mask joint venture, through May 5, 2010, the Company may be required to make additional capital contributions to the joint venture of up to a maximum amount as defined in the Operating Agreement. Through the end of fiscal 2008, the Company has contributed $6.1 million to the joint venture, and has received a distribution from the joint venture of $5.0 million. During the three months ended February 1, 2009, there were no contributions made to the joint venture by the Company, and no distributions were received by the Company from the joint venture.

Application of Critical Accounting Procedures

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

Estimates and Assumptions

     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in them. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Significant accounting estimates include those used in the testing of long-lived assets and goodwill for potential impairment, and those used in developing income tax provisions, allowances for uncollectible accounts receivable, inventory valuation allowances, and restructuring reserves. The Company's estimates are based on the facts and circumstances available at the time. Changes in accounting estimates used are likely to occur from period to period, which may have a material impact on the presentation of the Company's financial condition and results of operations. Actual results reported by the Company may differ from such estimates. The Company reviews these estimates periodically and reflects the effect of revisions in the period in which they are determined.

Derivative Instruments and Hedging Activities

     The Company records derivatives in the condensed consolidated balance sheets as assets or liabilities, measured at fair value. The Company does not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of those derivatives are reported in the condensed consolidated statements of operations, or as accumulated other comprehensive income, a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, among other criteria, the derivative must be a hedge for an interest rate, price, foreign currency exchange rate, or credit risk, expected to be highly effective at the inception of the hedge and be highly effective in achieving offsetting changes in the fair value or cash flows of the hedged item during the term of the hedge, and formally documented at the inception of the hedge. In general, the types of risks hedged are those relating to the variability of future cash flows caused by movements in foreign currency exchange and interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of, and during the term of each hedge.

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

     In accordance with SFAS No. 142, the Company tested goodwill for impairment annually and when an event occurred or circumstances changed that would more likely than not have reduced the fair value of a reporting unit below its carrying value. Goodwill was tested for impairment using a two-step process. In the first step, the fair value of the reporting unit was compared to its carrying value. For purposes of testing impairment under SFAS No. 142, the Company was a single reporting unit. If the fair value of the reporting unit exceeded the carrying value of its net assets, goodwill was considered not impaired and no further testing was required. If the carrying value of the net assets exceeded the fair value of the reporting unit, a second step of the impairment test was performed in order to determine the implied fair value of a reporting unit's goodwill. Determining the implied fair value of goodwill required a valuation of the reporting unit's tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of the reporting unit's goodwill exceeded the implied fair value of its goodwill, goodwill was deemed impaired and was written down to the extent of the difference.

     In connection with the Company's latest test, the Company wrote off all of its $138.5 million of goodwill in its third fiscal quarter of 2008.

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

     The carrying values of the assets determined to be impaired are reduced to their estimated fair values. The fair values of the impaired assets are determined based on market conditions, the income approach which utilizes cash flow projections, and other factors.

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

Income Taxes

     The income tax (provision) benefit is computed on the basis of the various tax jurisdictions' financial statement income or loss before income taxes. Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company uses judgment and assumptions to determine if valuation allowances for deferred income tax assets are required if realization is not likely by considering future market growth, forecasted operations, future taxable income, and the mix of earnings in the tax jurisdictions in which it operates.

     The Company considers income taxes in each of the tax jurisdictions in which it operates in order to determine its effective income tax rate. Current income tax exposure is identified and temporary differences resulting from differing treatments of items for tax and financial reporting purposes are assessed. These differences result in deferred tax assets and liabilities, which are included in the Company's condensed consolidated balance sheets. Additionally, the Company evaluates the recoverability of deferred income tax assets from future taxable income and establishes valuation allowances if recovery is deemed not likely. Accordingly, the income tax provision in the condensed consolidated statements of operations is impacted by changes in the valuation allowance. Significant management estimates and judgment are required in determining any valuation allowance recorded against net deferred tax assets.

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

     In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 became effective in November 2008. Its adoption had no impact on the Company's consolidated financial statements.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB No. 133." SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating the impact, if any, SFAS No. 161 will have on its consolidated financial statements.

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

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 effective November 3, 2008 but has chosen not to elect the fair value option for any items that were not previously required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides a consistent definition of fair value that focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. SFAS No. 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The standard also requires that a company use its own nonperformance risk when measuring liabilities carried at fair value, including derivatives. In February 2008, the FASB approved a FASB Staff Position ("FSP") that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FSP did not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. SFAS No. 157 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 will be applied prospectively. The Company has deferred adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS No. 157 for its financial assets and liabilities and its non-financial assets and liabilities measured on a recurring basis in its first fiscal quarter of 2009.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company records derivatives on the balance sheet as assets or liabilities, measured at broker quoted values which are derived from their proprietary models or by other means employed by such brokers. The Company does not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of those derivatives are reported in the condensed consolidated statement of operations, or as accumulated other comprehensive income, a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, among other criteria, the derivative must be a hedge for an interest rate, price, foreign currency exchange rate, or credit risk, expected to be highly effective at the inception of the hedge and be highly effective in achieving offsetting changes in the fair value or cash flows of the hedged item during the term of the hedge, and formally documented at the inception of the hedge. In general, the types of risks hedged are those relating to the variability of future cash flows caused by movements in foreign currency exchange and interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of, and during the term of each hedge.

Foreign Currency Exchange Rate Risk

     The Company conducts business in several major international currencies through its worldwide operations and is subject to changes in foreign exchange rates of such currencies. Changes in exchange rates can positively or negatively affect the Company's sales, operating margins, assets, liabilities and retained earnings. The functional currencies of the Company's Asian subsidiaries are the Korean won, New Taiwan dollar, Chinese renminbi, and Singapore dollar. The functional currencies of the Company's European subsidiaries are the British pound and the euro.

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

     The Company's primary net foreign currency exposures as of February 1, 2009 included the Korean won, the Japanese yen, the Singapore dollar, the New Taiwan dollar, the Chinese renminbi, the British pound, and the euro. As of February 1, 2009, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $4.6 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations, or cash flows.

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

     In accordance with SFAS No. 133, "Accounting for Derivatives and Hedging Activities," hedges related to anticipated transactions are designated and documented at their inception as cash flow hedges and are evaluated for effectiveness. The Company records these derivative instruments in either current assets, noncurrent assets, or accrued liabilities, depending on their net position, at broker quoted value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are recognized in earnings for the ineffective portion of hedges, or in shareholders equity as a component of accumulated other comprehensive income or loss for the effective portion. In September, 2006, the Company entered into forward contracts to convert the fixed yen purchase price of certain equipment into fixed U.S. dollar amounts, which were designated as cash flow hedges. These forward contracts were settled during the three month period ended January 27, 2008.

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

Interest Rate Risk

     The majority of the Company's borrowings at February 1, 2009 was in the form of borrowings under the Company's credit facility, last amended on December 12, 2008, and certain foreign loans payable with variable interest rates. The $86.9 million net carrying value of its 4.75% convertible subordinated note was repaid by the Company in December 2006. At February 1, 2009 and November 2, 2008, the Company had approximately $86 million and $72 million, respectively, in net variable rate financial instruments which were sensitive to interest rate risk. A 10% change in interest rates would not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Act of 1934) as of February 1, 2009, the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of February 1, 2009, the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in Internal Control over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the Company's first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  RISKS RELATING TO THE COMPANY'S BUSINESS

     There have been no material changes to risks relating to the Company's business as disclosed in Part 1, Item 1A of the Company's Form 10-K for the year ended November 2, 2008.

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

Date:  March 11, 2009