Form 10-Q
period 2009-05-03
PHOTRONICS INC
filed 2009-06-11
CIK 810136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2009

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
Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer  ☐  Accelerated Filer ☒  Non-Accelerated Filer  ☐  Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 1, 2009
Common Stock, $0.01 par value	42,003,593 Shares

Forward-Looking Information

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of Photronics, Inc. (the "Company"). These statements are based on management's beliefs, as well as assumptions made by and information currently available to management. Forward-looking statements may be identified by words like "expect," "anticipate," "believe," "plan," "projects," and similar expressions. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this quarterly report on Form 10-Q, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, expectations with respect to future sales, financial performance, operating efficiencies and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. These factors may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward-looking statements include, but are not limited to, overall economic and business conditions; the demand and receipt of orders for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; changes in federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); the Company's ability to place new equipment in service on a timely basis; interest rate fluctuations and other capital market conditions, including changes in the market price of the Company's common stock; foreign currency rate fluctuations; economic and political conditions in international markets; the ability to obtain additional financings; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions and productivity programs; the timing, impact and other uncertainties of future acquisitions; the seasonal and cyclical nature of the semiconductor and flat panel display industries; the availability of capital; management changes; damage or destruction to the Company's facilities by natural disasters, labor strikes, political unrest or terrorist activity; the ability to fully utilize its tools; the ability of the Company to receive desired yields, pricing, product mix, and market acceptance of its products; changes in technology; and the ability of the Company to obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company's expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements.

PHOTRONICS, INC.
AND SUBSIDIARIES

INDEX

PART I.     FINANCIAL INFORMATION

Item 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	May 3, 2009	November 2, 2008

ASSETS

Current assets:
Cash and cash equivalents	$81,488	$ 83,763
Short-term investments	145	1,343
Accounts receivable, net of allowance of $2,897 in 2009
and $2,788 in 2008	61,263	68,095
Inventories	16,486	17,548
Deferred income taxes	2,759	2,843
Other current assets	6,688	8,905

Total current assets	168,829	182,497

Property, plant and equipment, net	399,343	436,528
Investment in joint venture	61,065	65,737
Other intangibles, net	58,486	62,386
Other assets	13,209	10,859

	$700,932	$758,007

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term borrowings	$ 55,213	$ 20,630
Accounts payable	51,268	69,791
Accrued liabilities	21,680	25,657

Total current liabilities	128,161	116,078

Long-term borrowings	157,564	202,979
Deferred income taxes	1,825	1,813
Other liabilities	5,287	4,739

Total liabilities	292,837	325,609

Minority interest	48,799	49,616

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 41,777 shares issued and outstanding at May 3, 2009 and 41,712 at November 2, 2008	418	417
Additional paid-in capital	385,826	384,502
Retained earnings (deficit)	(4,941)	15,364
Accumulated other comprehensive loss	(22,007)	(17,501)

Total shareholders' equity	359,296	382,782

	$700,932	$758,007

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended

	May 3, 2009	April 27, 2008	May 3, 2009	April 27, 2008

Net sales	$ 83,232	$110,330	$171,275	$213,545

Costs and expenses:

Cost of sales	(71,792)	(90,056)	(149,275)	(172,675)

Selling, general and administrative	(10,630)	(13,575)	(21,032)	(29,878)

Research and development	(4,177)	(4,613)	(7,801)	(8,851)

Consolidation, restructuring and related charges	(406)	-	(2,086)	-

Impairment of long-lived assets	(1,458)	-	(1,458)	-

Operating income (loss)	(5,231)	2,086	(10,377)	2,141

Other income (expense), net
Interest expense	(4,430)	(2,849)	(9,076)	(4,983)
Investment and other income (expense), net	(571)	(347)	451	1,219

Loss before income taxes and minority interest	(10,232)	(1,110)	(19,002)	(1,623)

Income tax benefit (provision)	76	(932)	(1,122)	(2,804)

Loss before minority interest	(10,156)	(2,042)	(20,124)	(4,427)

Minority interest	84	(27)	(181)	(982)

Net loss	$(10,072)	$ (2,069)	$(20,305)	$ (5,409)

Loss per share:

Basic	$(0.24)	$(0.05)	$(0.49)	$(0.13)

Diluted	$(0.24)	$(0.05)	$(0.49)	$(0.13)

Weighted-average number of common shares outstanding:

Basic	41,775	41,638	41,749	41,632

Diluted	41,775	41,638	41,749	41,632

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended

	May 3, 2009	April 27, 2008

Cash flows from operating activities:
Net loss	$(20,305)	$(5,409)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,027	51,280
Consolidation, restructuring and related charges	2,086	-
Impairment of long-lived assets	1,458	-
Minority interest in income of consolidated subsidiaries	181	982
Changes in assets and liabilities:
Accounts receivable	5,952	(10,267)
Inventories	756	(2,380)
Other current assets	2,284	(273)
Accounts payable and other	(8,090)	1,170

Net cash provided by operating activities	26,349	35,103

Cash flows from investing activities:
Purchases of property, plant and equipment	(20,375)	(78,067)
Investment in joint venture	-	(2,598)
Distribution from joint venture	5,000	-
Purchases of short-term investments	-	(306)
Proceeds from sales of investments and other	941	3,552

Net cash used in investing activities	(14,434)	(77,419)

Cash flows from financing activities:
Repayments of long-term borrowings	(10,889)	(168,991)
Proceeds from long-term borrowings	-	132,140
Payments of deferred financing fees	(2,249)	(498)

Net cash used in financing activities	(13,138)	(37,349)

Effect of exchange rate changes on cash	(1,052)	719

Net decrease in cash and cash equivalents	(2,275)	(78,946)
Cash and cash equivalents at beginning of period	83,763	146,049

Cash and cash equivalents at end of period	$81,488	$67,103

Supplemental disclosure of cash flow information:
Change in accrual for purchases of property, plant and equipment	$(14,542)	$(25,991)
Capital lease obligation for purchases of property, plant and equipment	$ -	$ 61,662

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended May 3, 2009 and April 27, 2008
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

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

     The following table summarizes the net comprehensive income (loss) for the three and six months ended May 3, 2009 and April 27, 2008.

	Three Months Ended		Six Months Ended

	May 3, 2009	April 27, 2008	May 3, 2009	April 27, 2008

Net loss	$(10,072)	$(2,069)	$(20,305)	$ (5,409)

Other comprehensive income (loss):
Change in unrealized net gains on investments, net of tax	15	(43)	90	(92)
Amortization of cash flow hedges	32	44	513	72
Foreign currency translation adjustments	10,998	(58)	(5,109)	(7,440)

	11,045	(57)	(4,506)	(7,460)

Total comprehensive income (loss)	$ 973	$(2,126)	$(24,811)	$(12,869)

NOTE 3 - LOSS PER SHARE

     The calculation of basic and diluted loss per share is presented below.

	Three Months Ended		Six Months Ended

	May 3, 2009	April 27, 2008	May 3, 2009	April 27, 2008

Net loss	$(10,072)	$(2,069)	$(20,305)	$(5,409)

Weighted-average common shares computations:
Weighted-average common shares used for basic loss per share	41,775	41,638	41,749	41,632

Loss per share:
Basic	$(0.24)	$(0.05)	$(0.49)	$(0.13)
Diluted	$(0.24)	$(0.05)	$(0.49)	$(0.13)

     The effects of the exercise of certain stock options, the vesting of restricted shares, and the potential conversion of some of the Company's convertible subordinated notes would be antidilutive. The following table shows the amount of incremental shares outstanding that would have been added if the assumed conversion of stock options and restricted shares, and convertible subordinated notes had been dilutive.

	Three Months Ended		Six Months Ended

	May 3, 2009	April 27, 2008	May 3, 2009	April 27, 2008

Employee stock options and restricted shares	2,283	2,502	2,489	2,389

Convertible notes redeemed on April 15, 2008	-	8,196	-	8,818

Total potentially dilutive shares excluded	2,283	10,698	2,489	11,207

     On May 15, 2009, in connection with the most recent amendment of its credit facility, the Company issued 2.1 million stock warrants, with an exercise price of $0.01, to the financial institutions underwriting the Company's credit facility. Forty percent of the warrants issued were exercisable on May 15, 2009, with the balance exercisable in twenty percent increments on October 31, 2009, April 30, 2010, and October 31, 2010, subject to certain clawback provisions. See Note 8 for further discussion regarding the warrants.

NOTE 4 - STOCK-BASED COMPENSATION PLANS

     In March 2007, shareholders approved a new stock-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to, shares of the Company's common stock may be granted from shares authorized but unissued, shares previously issued and reacquired by the Company, or both. A maximum of three million shares of common stock may be issued under the Plan. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. The Plan prohibits further awards from being issued under prior plans. Aspects of the Plan are more fully described below. The Company incurred compensation cost under the Plan for the three and six months ended May 3, 2009 of $0.6 million and $1.3 million, respectively, and for the three and six months ended April 27, 2008 of $0.7 million and $1.2 million, respectively. No share-based compensation cost was capitalized as part of inventory, no related income tax benefits were recorded and no equity awards were settled in cash during the periods presented.

Stock Options

     Option awards generally vest in one to four years, and have a ten-year contractual term. All incentive and non-qualified stock option grants must have an exercise price equal to the market value of the underlying common stock on the date of grant. The option and share awards provide for accelerated vesting if there is a change in control as defined in the Plan.

     The grant date fair value of options is based upon the closing price on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's stock. The Company uses historical option exercise behavior and employee termination data to estimate expected term and forfeiture rates, which represents the period of time that the options granted are expected to remain outstanding. The risk-free rate of return for the estimated life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Inputs used to calculate the grant date fair value of share options issued during the three and six month periods ended May 3, 2009 and April 27, 2008 are presented in the following table.

	Three Months Ended		Six Months Ended

	May 3, 2009	April 27, 2008	May 3, 2009	April 27, 2008

Volatility	82.1%	43.1%	69.8%	43.1%

Risk free rate of return	1.9%	2.5% - 2.6%	2.5%	2.5% - 2.6%

Dividend yield	0.0%	0.0%	0.0%	0.0%

Expected term	4.7 years	4.7 years	4.7 years	4.7 years

     A summary of option awards under the plan as of May 3, 2009 is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at May 3, 2009	3,367,597	$11.29	6.9 years	$1,330

Exercisable at May 3, 2009	1,725,184	$19.11	4.7 years	$ -

     There were 5,000 share options granted with a weighted-average grant date fair value of $0.84 during the three months ended May 3, 2009. There were 1,348,250 share options granted with a weighted-average grant date fair value of $0.44 during the six months ended May 3, 2009. For the three and six months ended April 27, 2008, 18,500 share options were granted with a weighted-average grant date fair value of $4.15 per share. As of May 3, 2009 the total compensation cost related to non-vested option awards not yet recognized was approximately $2.1 million. That cost is expected to be recognized over a weighted-average amortization period of 3.1 years.

Restricted Stock

     The Company periodically grants restricted stock awards. The restrictions on these awards lapse over a service period that has ranged from less than one to eight years. There were no shares granted during the three months ended May 3, 2009 and 1,000 shares granted with a grant date fair value of $12.23 per share during the three months ended April 27, 2008. During the six months ended May 3, 2009, 75,000 shares were granted with a weighted-average grant date fair value of $0.76 per share. During the six month period ended April 27, 2008, 149,300 shares were granted with a weighted-average grant date fair value of $11.79 per share. As of May 3, 2009, the total compensation cost related to non-vested restricted stock awards not yet recognized was approximately $3.3 million. That cost is expected to be recognized over a weighted-average amortization period of 3.5 years. A summary of the status of the Company's nonvested restricted shares as of May 3, 2009 is presented below.

Restricted Stock	Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at May 3, 2009	226,409	3.5	$398

NOTE 5 - CONSOLIDATION, RESTRUCTURING AND RELATED CHARGES

2009 Restructuring

     During the three months ended February 1, 2009, the Company ceased the manufacture of photomasks at its Manchester U.K. facility. This initiative began with the recording of a $0.5 million charge for the impairment of certain long-lived assets at the facility in the fourth quarter of fiscal 2008, and included an additional $2.1 million incurred in the first six months of fiscal 2009, primarily for employee termination costs and asset write-downs. Approximately 85 employees are expected to be affected by this plan.

     During the three months ended May 3, 2009, the Company recorded an impairment charge of $1.5 million to reduce the carrying value of the Manchester facility to its estimated fair value, which was determined by management using a market approach.

     The Company expects the total after tax cost of this restructure to range between $2 million to $3 million through its expected completion at the end of fiscal 2009. The following tables set forth the Company's 2009 restructuring reserve as of May 3, 2009 and reflects the activity affecting the reserve for the three and six months then ended.

	Three Months Ended				Six Months Ended
	May 3, 2009				May 3, 2009

	February 1, 2009	Charges	Utilized	May 3, 2009	November 2, 2008	Charges	Utilized	May 3, 2009

Employee terminations	$ -	$328	$(328)	$ -	$ -	$1,390	$(1,390)	$ -

Asset write-downs and other	154	78	(232)	-	-	696	(696)	-

	$154	$406	$(560)	$ -	$ -	$2,086	$(2,086)	$ -

Prior Restructurings

     In May 2006, the Company closed its Austin, Texas manufacturing and research and development facility, and in March 2003 closed its Phoenix, Arizona manufacturing facility. The following tables set forth the Company's restructuring reserves as of May 3, 2009 and April 27, 2008, and reflect the activity affecting the reserves for the three and six months then ended.

	Three Months Ended				Six Months Ended
	May 3, 2009				May 3, 2009

	February 1, 2009	Charges	Utilized	May 3, 2009	November 2, 2008	Charges	Utilized	May 3, 2009

Leases and other	$1,018	$ -	$(259)	$ 759	$1,134	$ -	$(375)	$ 759

	Three Months Ended				Six Months Ended
	April 27, 2008				April 27, 2008

	January 27, 2008	Charges	Utilized	April 27, 2008	October 28, 2007	Charges	Utilized	April 27, 2008

Leases and other	$1,551	$ -	$(137)	$1,414	$1,687	$ -	$(273)	$1,414

NOTE 6 - GEOGRAPHIC INFORMATION

     The Company operates as a single operating segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors. Geographic net sales are based primarily on where the Company's facility is located. The Company's net sales for the three and six months ended May 3, 2009 and April 27, 2008 and long-lived assets by geographic area as of May 3, 2009 and November 2, 2008, were as follows:

	Three Months Ended		Six Months Ended

	May 3, 2009	April 27, 2008	May 3, 2009	April 27, 2008

Net sales
Asia	$50,942	$ 66,137	$107,183	$130,037
Europe	9,336	18,060	18,085	35,766
North America	22,954	26,133	46,007	47,742

	$83,232	$110,330	$171,275	$213,545

	As of

	May 3, 2009	November 2, 2008

Long-lived assets
Asia	$214,852	$228,009
Europe	3,745	14,134
North America	180,746	194,385

	$399,343	$436,528

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

     As of May 3, 2009 the gross unrecognized tax benefits for income taxes associated with uncertain tax positions totaled approximately $1.8 million. If recognized, the benefits would favorably affect the Company's effective rate in future periods. During the three months ended May 3, 2009, the Company recognized approximately $1.0 million of tax benefits related to settlements of uncertain tax positions in the U.K. and Germany. Though the Company expects these remaining items may result in a net reduction of its unrecognized tax benefits, an estimate of the expected reduction and related income tax benefit within the next twelve months cannot be made at this time.

     Currently, the statutes of limitations remain open subsequent to and including 2004 in the U.S., 2006 in the U.K., 2008 in Germany and 2004 in Korea.

NOTE 8 - LONG-TERM BORROWINGS

     Long-term borrowings consist of the following:

	May 3, 2009	November 2, 2008

Borrowings under revolving credit facility, which bear interest at a variable rate, as defined (6.50% at May 3, 2009; 6.36% at November 2, 2008)	$122,500	$122,500

8.0% capital lease obligation payable through January 2013	48,455	53,895

5.6% capital lease obligation payable through October 2012	14,517	16,669

Foreign loans:

Revolving loan, which bears interest at a variable rate (7.04% at May 3, 2009; 7.47% at November 2, 2008)	19,085	19,045

Term loan, which bears interest at a variable rate (8.06% at May 3, 2009; 7.74% at November 2, 2008)	8,220	8,204

Short-term loan, which bears interest at a variable rate (6.72% at November 2, 2008)	-	3,296

	212,777	223,609
Less current portion	55,213	20,630

	$157,564	$202,979

     The Company's credit facility was most recently amended on May 15, 2009, and includes the following changes: the maturity date of the credit facility was extended from July 30, 2010 to January 31, 2011; the Company's borrowing limit was reduced from $135 million to $130 million and will be further reduced to $110 million on January 31, 2010 (as compared to $100 million in the prior agreement). As part of this amendment, the cash interest rate on the outstanding debt balance is the greater of LIBOR or two percent plus a spread, as defined. Effective with the amendment, payment-in-kind ("PIK") interest will also accrue on the following components of the outstanding debt balance: a) PIK interest of one-and-one-half percent, and increasing fifty basis points per quarter (commencing with the quarter beginning August 3, 2009), to a maximum of three-and-one-half percent on up to $50 million of the outstanding debt balance, and b) PIK interest of one-half percent increasing fifty basis points per quarter to a maximum of two-and-one-half percent on the remaining outstanding debt balance of the credit facility. The PIK interest can be paid during the term of the credit facility or at maturity. In addition, the Company entered into a warrant agreement with its lenders for five percent (2.1 million shares) of its common stock. Forty percent of the warrants are exercisable upon issuance, with twenty percent increments exercisable on October 31, 2009, April 30, 2010, and October 31, 2010 at an exercise price of $0.01 per share. Provisions allow the Company to cancel up to sixty percent of the outstanding warrants by early payment of defined amounts of the amended credit facility. The warrant agreement also includes a put provision exercisable in May 2012 and a call provision exercisable in May 2013, both of which are exercisable only if the Company's common stock is not traded on a national exchange or if its credit facility, which matures on January 31, 2011, is not paid in full by another financing facility (new credit facility, debt and/or an equity securities, or capital contributions). The warrants are indexed to, and potentially settled in the Company's stock and will be recorded as a liability during the quarter ending August 2, 2009 and subsequently reported at their fair value. As a result of this amendment, $10 million has been reclassified on the May 3, 2009 balance sheet from current to long-term debt.

     The most recently amended credit facility's financial covenants include, among other items as defined: a Senior Leverage Ratio, Total Leverage Ratio, Minimum Fixed Charge Ratio, Maximum Capital Expenditures limitation, and a six-month minimum EBITDA covenant. Cash received as a result of certain defined events is required to be used to pay down the outstanding loan balance and reduce the available credit facility by the same amount. In addition, the credit facility requires Minimum Unrestricted Cash Balances, as defined, at the end of each quarter. Substantially all of the Company's assets in the United States are pledged as collateral, as are a portion of the Company's stock in certain of its subsidiaries. As of May 3, 2009, $122.5 million was outstanding under the credit facility.

     As of May 3, 2009, foreign loans in China consist of a term loan and revolving loan credit facility, which were fully outstanding, and amount to RMB 186 million ($27.3 million). The Company repaid the remaining balance of its short-term foreign loan of RMB 22.5 million ($3.3 million) in March 2009. As part of the credit facility amendment on May 15, 2009, the cash interest rate is the greater of LIBOR or two percent plus a spread, as defined. In addition, PIK interest accrues at fifty basis points, increasing fifty basis points per quarter (commencing with the quarter beginning August 3, 2009) to a maximum of two-and-one-half percent on the outstanding debt balance. The PIK interest can be paid during the life of the loan or at maturity.

     In addition to the amended credit facility discussed above with an outstanding balance of $122.5 million at May 3, 2009, the Company also entered into another credit facility ("mirror credit facility") in the U.S. dated June 8, 2009 for an aggregate commitment of $27.2 million. The mirror credit facility has the same interest rate terms, maturity date and covenants as the amended credit facility. On June 9, 2009, the Company borrowed $27.2 million under the mirror credit facility. The Company intends to use the proceeds of this facility to repay the remaining outstanding balances of its foreign loans in China. Under the terms of the mirror credit facility, $9.1 million is due on January 31, 2010 and the remaining balance is due by January 31, 2011.

     In January 2008, a capital lease agreement commenced for the U.S. Nanofab building. Quarterly lease payments, which bear interest at 8%, were $3.8 million through January 2013. As of May 3, 2009 total capital lease amounts payable for this property were $56.5 million of which $48.5 million represented principal and $8.0 million represented interest. This lease was cancelled on May 19, 2009, at which time the Company and Micron Technologies, Inc. (the lessor) agreed to enter into a new lease agreement for the US Nanofab building. Under the provisions of the new lease agreement, quarterly lease payments were reduced from $3.8 million to $2.0 million and the term of the lease was extended from December 31, 2012 to December 31, 2014. Under the new lease agreement, ownership of the property will not transfer to the Company at the end of the lease term. As a result of the new lease agreement, the Company will initially reduce its lease obligation and the carrying value of its assets under capital leases by approximately $28 million. The lease will continue to be accounted for as a capital lease until the end of its original lease term, which is the last scheduled installment principal payment date for the remaining capital lease obligation, at which point the remaining original lease obligation balance is scheduled to be fully paid. For the additional two years of the new lease term, the lease will be accounted for as an operating lease.

     In October 2007, the Company entered into a capital lease agreement in the principal amount of $19.9 million associated with certain equipment. Under the capital lease agreement, the Company is required to maintain the equipment in good working condition, and is required to comply with certain nonfinancial covenants. Payments under the lease are $0.4 million per month over a 5-year term at a 5.6% interest rate.

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

NOTE 9 - JOINT VENTURE

     On May 5, 2006, Photronics and Micron entered into the MP Mask joint venture, which develops and produces photomasks for leading-edge and advanced next generation semiconductors. As part of the formation of the joint venture, Micron contributed its existing photomask technology center located at its Boise, Idaho, headquarters to MP Mask and Photronics invested $135 million in exchange for a 49.99% interest in MP Mask (to which $64.2 million of the original investment was allocated), a license for photomask technology of Micron, and certain supply agreements. Of the total $135 million investment, $120 million was paid to Micron on May 6, 2006 and, as of that date, the remaining $15 million was a non-cash financing activity, which was subsequently paid in two installments of $7.5 million each in May 2007 and June 2008.

     This joint venture is a variable interest entity as defined by Financial Accounting Standards Board Interpretation No. 46(R), "Consolidation of Variable Interest Entities" (FIN 46(R)) primarily because all costs of the joint venture will be passed on to the Company and Micron through purchase agreements they have entered into with the joint venture. The Company determined that, in regards to this variable interest entity ("VIE"), it and Micron are de facto agents as that term is defined in FIN 46(R) and that Micron is the primary beneficiary of the VIE as it is the de facto agent within the aggregated group of de facto agents (i.e. the Company and Micron) that is the most closely associated with the VIE. The primary reasons the Company concluded that Micron is the most closely associated of the de facto agents to the VIE are that Micron is both the ultimate purchaser of substantially all of the products produced by the VIE and that it is the holder of decision making authority in the ordinary course of business.

     The Company has utilized MP Mask for both high-end IC photomask production and research and development purposes. MP Mask charges its variable interest holders based on their actual usage of its facility. MP Mask separately charges for any research and development activities it engages in at the requests of its owners. The Company recorded cost of sales of $0.9 million and $1.2 million and research and development expenses of $0.3 million and $0.8 million during the three and six month periods ended May 3, 2009. Cost of sales of $1.5 million and $3.0 million and research and development expenses of $0.5 million and $0.7 million were recorded during the three and six month periods ended April 27, 2008.

     MP Mask is governed by a Board of Managers, appointed by Micron and the Company. Since MP Mask's inception, Micron, as a result of its majority ownership, has appointed the majority vote of the managers. The number of managers appointed by each party is subject to change as ownership interests change. Under the Operating Agreement relating to the MP Mask joint venture, through May 5, 2010, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount defined in the operating agreement. However, should the Board of Managers determine that additional funding is required, the joint venture shall pursue its own financing. If the joint venture is unable to obtain its own financing, it may request additional capital contributions from the Company. Should the Company choose not to make a requested contribution to the joint venture, its ownership interest may be reduced. The Company received a distribution of $5 million from MP Mask in the three month period ended May 3, 2009 and made an additional investment in MP Mask of $2.6 million during the six month period ended April 27, 2008, which was used for working capital and capital expenditure purposes.

     The Company's investment in the VIE, which represents its maximum exposure to loss, was $61.1 million and $65.7 million at May 3, 2009 and November 2, 2008, respectively. These amounts are reported in the Company's condensed consolidated balance sheets as "Investment in Joint Venture."

NOTE 10 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company utilizes derivative instruments to reduce its exposure to the effects of the variability of interest rates and foreign currencies on its financial performance when it believes such action is warranted. Historically, the Company has been a party to derivative instruments to hedge either the variability of cash flows of a prospective transaction or the fair value of a recorded asset or liability. In certain instances, the Company has designated these transactions as hedging instruments. However, whether or not a derivative was designated as being a hedging instrument, the Company's purpose for engaging in the derivative has always been for risk management (and not speculative) purposes. The Company has historically not been a party to a significant number of derivative instruments and does not expect its derivative activity to significantly increase in the foreseeable future.

     In addition to the utilization of derivative instruments discussed above, the Company attempts to minimize its risk of foreign currency exchange rate variability by, whenever possible, procuring production materials within the same country that it will utilize the materials in manufacturing and, by selling to customers from manufacturing sites within the country in which the customers are located.

     The Company was a party to two foreign currency forward contracts which expired during the six months ended May 3, 2009, both of which were not accounted for as hedges, as they were economic hedges of intercompany loans denominated in U.S. dollars that were remeasured at fair value and recognized immediately in earnings.

     The table below presents the effect of derivative instruments on the Company's condensed statement of operations for the six months ended May 3, 2009.

Derivatives Not Designated as Hedging Instruments Under Statement 133	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives

Foreign exchange contracts	Investment and other income, net	$93

NOTE 11 - FAIR VALUE MEASUREMENTS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157 "Fair Value Measurements"as of November 3, 2008 for all financial assets and liabilities measured on both a recurring and nonrecurring basis and for nonfinancial assets and liabilities measured on a recurring basis. SFAS No. 157 defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. It further prescribes that an orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities (i.e. it is not a forced transaction). The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. Therefore, the objective of a fair value measurement is to determine the price that would be received to sell the asset or paid to transfer the liability (an exit price) at the measurement date.

     A fair value measurement further assumes that the hypothetical transaction occurs in the principal (or if no principal market exists, the most advantageous) market for the asset or liability. Further, a fair value measurement assumes a transaction involving the highest and best use of an asset and the consideration of assumptions that would be made by market participants when pricing an asset or liability, such as transfer restrictions or nonperformance risk.

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

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Available for sale equity securities	$39	$ -	$ -	$ 39

Foreign bond fund	-	-	145	145

Total assets	$39	$ -	$145	$184

Assets and Liabilities Measured on a Nonrecurring Basis

     The Company did not have any financial assets or liabilities that were measured on a nonrecurring basis (at least annually) during the six months ended May 3, 2009. The Company, as allowed under FSP FAS 157-2, has elected to defer the effective date for applying SFAS No. 157 to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis until its fiscal year ending October 31, 2010. This deferral applies to such items as nonfinancial assets initially measured at fair value in a business combination and nonfinancial long-lived asset groups measured at fair value for an impairment assessment that were not measured at fair value in subsequent periods. The Company does not anticipate that its adoption will have a material effect on its consolidated financial statements.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

     As of May 3, 2009, the Company had commitments outstanding for capital expenditures of approximately $39 million.

     The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse effect on the business of the Company.

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." FSP No. FAS 157-4 provides guidance for estimating fair value in accordance with FASB No. 157, "Fair Value Measurements," when the volume of activity for the asset or liability have significantly decreased, and also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not anticipate that its adoption will have a material effect on its consolidated financial statements.

     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." FSP No. FAS 107-1 and APB 28-1 amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements, and also amends APB Opinion No. 28 "Interim Financial Reporting" to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009, and for disclosures in the Company's financial statements for the three month period ending August 2, 2009.

     In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and is required to be retrospectively applied. The Company is evaluating the impact, if any, that the adoption of FSP No. APB 14-1 will have on its consolidated financial statements.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB No. 133." SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The Company adopted SFAS No. 161 during the three month period ended May 3, 2009, and, in connection therewith, the Company has provided additional disclosures required by SFAS No. 161 in Note 10 to the condensed consolidated financial statements.

      In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51." SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. The Company is currently evaluating the impact, if any, SFAS No. 160 will have on its consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and, therefore is not expected to significantly impact the Company's consolidated financial statements upon adoption.

NOTE 14 - SUBSEQUENT EVENTS

     On May 15, 2009, the Company amended its credit facility. Significant provisions of the amendment include an increase in the base interest rate on outstanding balances, the addition of payment-in-kind interest on outstanding borrowings, a reduction in the current amount available under the credit facility, an extension of the term of the credit facility, and the issuance of warrants to the lenders. See Note 8 to the condensed consolidated financial statements for further discussion of the amendment of the credit facility.

      On May 19, 2009, the Company and Micron Technologies, Inc. (the lessor) cancelled the existing lease and entered into a new lease agreement for the U.S. Nanofab building. Significant changes in the new lease agreement include the term of the lease being extended to December 31, 2014, quarterly lease payments being reduced from $3.8 million to $2.0 million and ownership of the U.S. Nanofab facility no longer transferring to the Company at the end of the lease term. See Note 8 to the condensed consolidated financial statements for further discussion relating to the new lease agreement.

     On June 8, 2009, the Company entered into a mirror credit facility in the U.S. for an aggregate commitment of $27.2 million. On June 9, 2009, the Company borrowed $27.2 million under the mirror credit facility. The Company intends to use the proceeds of this facility to repay the remaining outstanding balances of its foreign loans in China. Under the terms of the mirror credit facility, $9.1 million is due on January 31, 2010 and the remaining balance is due by January 31, 2011. See Note 8 to the condensed consolidated financial statements for further discussion relating to the mirror credit facility.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

     Management's discussion and analysis ("MD&A") of the Company's financial condition, business results and outlook should be read in conjunction with its condensed consolidated financial statements and related notes. Various segments of this MD&A contain forward-looking statements, all of which are presented based on current expectations and may be adversely affected by uncertainties and risk factors (presented throughout this filing and in the Company's Annual Report on Form 10-K for the fiscal 2008 year), that may cause actual results to materially differ from these expectations.

     The Company sells substantially all of its photomasks to semiconductor designers and manufacturers, and manufacturers of flat panel displays ("FPD"). Photomask technology is also being applied to the fabrication of other higher performance electronic products such as photonics, micro-electronic mechanical systems and certain nanotechnology applications. The Company's selling cycle is tightly interwoven with the development and release of new semiconductor designs and flat panel applications, particularly as it relates to the semiconductor industry's migration to more advanced design methodologies and fabrication processes. The Company believes that the demand for photomasks primarily depends on design activity rather than sales volumes from products produced using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. In addition, the reduced use of customized integrated circuits ("IC"), reductions in design complexity or other changes in the technology or methods of manufacturing semiconductors, or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks. Such a reduction in demand could occur even if demand for semiconductors and FPD increases. Advances in semiconductor and photomask design and semiconductor production methods could also reduce the demand for photomasks. Historically, the semiconductor industry has been volatile with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices.

     The semiconductor industry is currently experiencing a severe downturn due to a significant oversupply of products, which has been further negatively impacted by worsening global economic conditions. These conditions have resulted in reduced average selling prices ("ASP") and gross margins for the Company and others in the semiconductor industry. In response to these market conditions, in January 2009 the Company ceased production of photomasks at its Manchester, U.K. facility. The Company has also undertaken additional cost saving measures to increase its competitiveness, including reductions in executive and employee salaries, continued hiring freezes, and reductions of other discretionary costs such as outside services, travel and overtime. Continued unfavorable changes in global economic conditions, including those in Asia, the U.S. or other geographic areas in which the Company does business, may have the effect of reducing the demand for photomasks and further reducing the Company's ASP and gross margin. For example, continued unfavorable changes in global economic conditions may lead to a decrease in demand for end products whose manufacturing processes involve the use of photomasks. This may result in a reduction in new product design and development by semiconductor manufacturers, which could adversely affect the Company's operations and cash flows.

     The effects of the worsening global economy and the tightening credit market are also making it increasingly difficult for the Company and others in the semiconductor industry to obtain external sources of financing to fund their operations. The Company is further pursuing alternatives to increase its capital, and is delaying capital expenditures and implementing further cost-cutting initiatives.

     The Company's ability to comply with the financial and other covenants in its debt agreements may be affected by worsening economic or business conditions, or other events. Should the Company be unable to meet one or more of these covenants its lenders may require the Company to repay its outstanding balances prior to the expiration date of the agreements. The Company cannot assure that additional sources of financing would be available to the Company to pay off the Company's long-term borrowings to avoid default. Should the Company default on any of its long-term borrowings, a cross default would occur on its other long-term borrowings, unless amended or waived. As of May 3, 2009, the Company was in compliance with its debt covenants.

Material Changes in Results of Operations
Three and Six Months ended May 3, 2009 and April 27, 2008

     The following table represents selected operating information expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended

	May 3, 2009	April 27, 2008	May 3, 2009	April 27, 2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(86.3)	(81.6)	(87.2)	(80.9)

Gross margin	13.7	18.4	12.8	19.1
Selling, general and administrative expenses	(12.8)	(12.3)	(12.3)	(14.0)
Research and development expenses	(5.0)	(4.2)	(4.6)	(4.1)
Consolidation, restructuring and related charges	(0.5)	-	(1.2)	-
Impairment of long-lived assets	(1.7)	-	(0.8)	-

Operating (loss) income	(6.3)	1.9	(6.1)	1.0

Other income (expense), net	(6.0)	(2.9)	(5.0)	(1.8)

Loss before income taxes and minority interest	(12.3)	(1.0)	(11.1)	(0.8)
Income tax benefit (provision)	0.1	(0.9)	(0.7)	(1.3)
Minority interest in operations of consolidated subsidiaries	0.1	-	(0.1)	(0.4)

Net loss	(12.1)%	(1.9)%	(11.9)%	(2.5)%

     All of the following tabular comparisons, unless otherwise indicated, are for the three months ended May 3, 2009 (Q2-09) and April 27, 2008 (Q2-08) and for the six months ended May 3, 2009 (YTD-09) and April 27, 2008 (YTD-08) in millions of dollars.

Net Sales

	Three Months Ended			Six Months Ended

	Q2-09	Q2-08	Percent Change	YTD-09	YTD-08	Percent Change

IC	$63.8	$ 80.0	(20.3)%	$127.4	$160.4	(20.6)%
FPD	19.4	30.3	(36.0)%	43.9	53.1	(17.3)%

Total net sales	$83.2	$110.3	(24.6)%	$171.3	$213.5	(19.8)%

     Net sales for Q2-09 decreased 24.6% to $83.2 million as compared to $110.3 million for Q2-08. Sales of IC photomasks decreased $16.2 million, primarily due to reduced units and average selling prices ("ASP") for mainstream photomasks. Sales of FPD photomasks decreased $10.9 million due to reduced ASP for both mainstream and high-end photomasks. Net sales in Q2-09 as compared to Q2-08 decreased also as a result of many of the Company's customers placing their fabs on extended shutdowns. Revenues attributable to high-end products were $15.9 million in Q2-09 and $23.5 million in Q2-08. High-end photomask applications, which typically have higher ASP, include mask sets for FPD products using G7 and above technologies and IC products using 65 nanometer and below technologies. By geographic area, net sales in Q2-09 as compared to Q2-08 decreased by $15.2 million or 23.0% in Asia, decreased by $3.2 million or 12.2% in North America, and decreased by $8.7 million or 48.3% in Europe.As a percent of total sales in Q2-09, net sales were 61% in Asia, 28% in North America, and 11% in Europe; and net sales in Q2-08 in Asia were 60%, North America 24%, and Europe 16%.

     Net sales for YTD-09 decreased 19.8% to $171.3 million as compared to $213.5 million for YTD-08. The decrease was caused by lower sales of both IC and FPD photomasks. IC photomask sales decreased $33.0 million primarily due to reduced units and ASP for mainstream products. FPD photomask sales decreased $9.2 million, primarily as a result of lower ASP for both mainstream and high-end products. The Company's quarterly revenues can be affected by the seasonal purchasing of its customers. The Company is typically impacted during the first six months of its fiscal year by the North American, European and Asian holiday periods as some customers reduce their effective workdays and orders during this period. This seasonality was experienced to a greater than normal extent during YTD-09 as many of the Company's customers placed their fabs on extended shutdowns.

Gross Margin

	Three Months Ended			Six Months Ended

	Q2-09	Q2-08	Percent Change	YTD-09	YTD-08	Percent Change

Gross margin	$11.4	$20.3	(43.8)%	$22.0	$40.9	(46.2)%
Percentage of net sales	13.7%	18.4%		12.8%	19.1%

     Gross margin decreased to 13.7% in Q2-09 from 18.4% in Q2-08 primarily due to reduced sales volume of 24.6% and increased manufacturing costs associated with the U.S. Nanofab which commenced operations in the second quarter of 2008.   Gross margin decreased to 12.8% in YTD-09 from 19.1% in YTD-08 primarily due to reduced sales volume of 19.8% and increased manufacturing costs associated with the U.S. Nanofab. The Company operates in a high fixed cost environment and, to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.

Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended

	Q2-09	Q2-08	Percent Change	YTD-09	YTD-08	Percent Change

Selling, general and administrative expenses	$10.6	$13.6	(21.7)%	$21.0	$29.9	(29.6)%
Percentage of net sales	12.8%	12.3%		12.3%	14.0%

      Selling, general and administrative expenses decreased $3.0 million to $10.6 million in Q2-09, compared with $13.6 million in Q2-08, primarily as a result of headcount and salary reductions and other cost reduction programs. Selling, general and administrative expenses were $21.0 million and $29.9 million in YTD-09 and YTD-08, respectively. The decrease was primarily related to certain U.S. Naonfab costs reported in selling, general and administrative expenses (prior to it commencing production in Q2-08), reduced compensation costs due in part to reduced employee headcount, and cost reduction programs.

Research and Development

	Three Months Ended			Six Months Ended

	Q2-09	Q2-08	Percent Change	YTD-09	YTD-08	Percent Change

Research and development	$4.2	$4.6	(9.5)%	$7.8	$8.9	(11.9)%
Percentage of net sales	5.0%	4.2%		4.6%	4.1%

     Research and development expenses consist primarily of global development efforts relating to high-end process technologies for advanced sub-wavelength reticle solutions for IC and FPD technologies. Research and development expenses decreased by $0.4 million to $4.2 million in Q2-09, as compared to $4.6 million in Q2-08. On a YTD basis, research and development expenses decreased $1.1 million to $7.8 million in YTD-09, as compared to $8.9 million in YTD-08. The reduction in research and development expenses in Q2-09 and YTD-09 as compared to the same periods in the prior year were primarily due to reduced expenditures in Asia.

Consolidation, Restructuring and Related Charges

	Three Months Ended		Six Months Ended

	Q2-09	Q2-08	YTD-09	YTD-08

Employee terminations	$0.3	$ -	$1.4	$ -
Asset write-downs and other	0.1	-	0.7	-

Total consolidation, restructuring and related charges	$0.4	$ -	$2.1	$ -

     During the three months ended February 1, 2009, the Company ceased the manufacture of photomasks at its Manchester U.K. facility. This initiative began with the recording of a $0.5 million charge for the impairment of certain long-lived assets at the facility in the fourth quarter of fiscal 2008, and included an additional $2.1 million incurred in the first six months of fiscal 2009, primarily for employee termination costs and asset write-downs. Approximately 85 employees are expected to be affected by this plan. The Company expects the total after tax cost of this restructure to range between $2 million to $3 million through its expected completion at the end of fiscal 2009.

Impairment of Long-Lived Assets

     During the three months ended May 3, 2009, the Company recorded an impairment charge of $1.5 million to reduce the carrying value of the Manchester facility to its estimated fair value, which was determined by management using a market approach.

Other Income (expense), net

	Three Months Ended		Six Months Ended

	Q2-09	Q2-08	YTD-09	YTD-08

Interest expense	$(4.4)	$(2.8)	$(9.1)	$(5.0)
Investment and other income (expense), net	(0.6)	(0.4)	0.5	1.2

Other income (expense), net	$(5.0)	$(3.2)	$(8.6)	$(3.8)

     Interest expense in Q2-09 and YTD-09 increased as compared to the same periods in the prior year, primarily as a result of the higher interest rates on the Company's outstanding debt obligations. Investment and other income (expense), net, for Q2-09 decreased as compared to Q2-08 and for YTD-09 as compared to YTD-08, primarily due to decreased investment income associated with lower cash balances and increased foreign currency exchange losses.

Income Tax Benefit (Provision)

	Three Months Ended		Six Months Ended

	Q2-09	Q2-08	YTD-09	YTD-08

Income tax benefit (provision)	$0.1	$(0.9)	$(1.1)	$(2.8)

     The effective tax rates for the periods presented differ from the amounts computed by applying the U.S. statutory rate of 35% to the income before taxes primarily because income tax provisions in jurisdictions where the Company generated income were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where the Company incurred losses before income taxes.

     The Company's operations have followed the migration of semiconductor industry fabrication to Asia, where the Company operates in countries in which it is accorded favorable tax treatment. PKLT, the Company's FPD manufacturing facility in Taiwan, is accorded a tax holiday, which is expected to expire in 2012. In addition, the Company has been accorded a tax holiday in China which is expected to expire in 2011. These tax holidays had no dollar or per share effect in the three and six months ended May 3, 2009 and April 27, 2008. In Korea and Taiwan, various investment tax credits have been utilized to reduce the Company's effective income tax rate.

     As of May 3, 2009 the gross unrecognized tax benefits for income taxes associated with uncertain tax positions totaled approximately $1.8 million. If recognized, the benefits would favorably affect the Company's effective rate in future periods. During the three months ended May 3, 2009, the Company recognized approximately $1.0 million of tax benefits related to settlements of uncertain tax positions in the U.K. and Germany. Though the Company expects these remaining items may result in a net reduction of its unrecognized tax benefits, an estimate of the expected reduction and related income tax benefit within the next twelve months cannot be made at this time.

     Currently, the statutes of limitations remain open subsequent to and including 2004 in the U.S., 2006 in the U.K., 2008 in Germany and 2004 in Korea.

Minority Interest in Consolidated Subsidiaries

     Minority interest was income of $0.1 million in Q2-09 primarily due to a net loss incurred in Q2-09 at the Company's non-wholly owned subsidiary in Taiwan, as compared to a minor amount of expense in Q2-08. The Company's ownership in its subsidiary in Taiwan was approximately 58% at May 3, 2009 and November 2, 2008, and its ownership in its subsidiary in Korea was approximately 99.7% at May 3, 2009 and November 2, 2008.

Liquidity and Capital Resources

     The Company's working capital decreased $25.8 million to $40.7 million at May 3, 2009, as compared to $66.4 million at November 2, 2008, primarily as a result of an increase in the current portion of long-term borrowings related to its U.S. and China credit facilities that were previously reported as long-term. Cash, cash equivalents, and short-term investments decreased to $81.6 million at May 3, 2009 as compared to $85.1 million at November 2, 2008, primarily due to payments for capital expenditures and repayments of long-term borrowings. Cash provided by operating activities was $26.3 million for the six months ended May 3, 2009, as compared to $35.1 million for the same period last year, the decrease primarily due to the Company incurring a greater net loss as compared to the same prior year period. Cash used in investing activities for the six months ended May 3, 2009 was $14.4 million, which is comprised primarily of capital expenditure payments partially offset by a distribution received from the MP Mask joint venture. Cash used in financing activities of $13.1 million for the six months ended May 3, 2009 was primarily comprised of the repayments of long-term borrowings.

     The Company's credit facility was most recently amended on May 15, 2009, and includes the following changes: the maturity date of the credit facility was extended from July 30, 2010 to January 31, 2011; the Company's borrowing limit was reduced from $135 million to $130 million and will be further reduced to $110 million on January 31, 2010 (as compared to $100 million in the prior agreement). As part of this amendment, and along with the amended foreign loans in China, the cash interest rate on the outstanding debt balance is the greater of LIBOR or two percent plus a spread, as defined. Effective with the amendment, payment-in-kind ("PIK") interest will also accrue on the following components of the outstanding debt balance: a) PIK interest of one-and-one-half percent, and increasing fifty basis points per quarter (commencing with the quarter beginning August 3, 2009), to a maximum of three-and-one-half percent on up to $50 million of the outstanding debt balance, and b) PIK interest of one-half percent increasing fifty basis points per quarter to a maximum of two-and-one-half percent on the remaining outstanding debt balance of the credit facility. The PIK interest can be paid during the term of the credit facility or at maturity. As a result of this amendment, $10 million has been reclassified on the May 3, 2009 balance sheet from current to long-term debt.

     On May 19, 2009, the Company entered into a new lease agreement with Micron Technologies, Inc. (the lessor) for the U.S. NanoFab. Under the provisions of the new lease agreement, quarterly lease payments were reduced and, as compared to the prior lease agreement, will result in cash savings for the Company of $6.5 million over the remainder of fiscal 2009.

     At May 3, 2009, the Company had capital commitments outstanding of approximately $39 million. The Company believes that its currently available resources, together with its capacity for growth, and its access to equity and other sources, will be sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the remainder of its 2009 fiscal year. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations and existing cash, short-term investments and cash available under its credit facility.

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

Stock-Based Compensation

     Total stock-based compensation expense for the three and six months ended May 3, 2009 was $0.6 million and $1.3 million, respectively, as compared to $0.7 million and $1.2 million, respectively, for the comparable prior year periods, substantially all of which is in selling, general and administrative expenses. No compensation cost was capitalized as part of inventory, and no income tax benefit has been recorded. As of May 3, 2009 total unrecognized compensation cost of $5.4 million is expected to be recognized over a weighted-average amortization period of 3.3 years.

Business Outlook

     A majority of the Company's revenue growth is expected to come from the Asian region, as customers increase their use of manufacturing foundries located outside of North America and Europe. Additional revenue growth is also anticipated from North America as a result of utilizing technology licensed under the Company's technology license with Micron. The Company's Korean and Taiwanese operations are non-wholly owned subsidiaries, therefore, a portion of earnings generated at each of these locations will be allocated to the minority shareholders for the remainder of fiscal 2009.

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

Off-Balance Sheet Arrangements

      Under the Operating Agreement relating to the MP Mask joint venture, through May 5, 2010, the Company may be required to make additional capital contributions to the joint venture of up to a maximum amount as defined in the Operating Agreement. Cumulatively, to date, as of May 3, 2009, the Company has contributed $6.1 million to the joint venture, and has received distributions from the joint venture totaling $10.0 million. During the six months ended May 3, 2009, there were no contributions made to the joint venture by the Company, and a distribution of $5.0 million was received by the Company from the joint venture.

     The Company leases certain office facilities and equipment under operating leases. Certain of these leases contain renewal or purchase options exercisable at the end of the lease terms. On May 19, 2009, the Company and Micron Technologies, Inc. entered into a new lease agreement for the U.S. Nanofab building and cancelled its prior lease agreement. The new lease, among other changes discussed in Note 8 to the condensed consolidated financial statements, extends the lease term from December 31, 2012 to December 2014. The Company will continue to account for the lease as a capital lease for the remainder of its original term and account for it as an operating lease for the period of the lease extension. Rental payments due during the lease extension period total $13.9 million.

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

Estimates and Assumptions

     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in them. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Significant accounting estimates include those used in the testing of long-lived assets for potential impairment, and those used in developing income tax provisions, allowances for uncollectible accounts receivable, inventory valuation allowances, and restructuring reserves. The Company's estimates are based on the facts and circumstances available at the time. Changes in accounting estimates used are likely to occur from period to period, which may have a material impact on the presentation of the Company's financial condition and results of operations. Actual results reported by the Company may differ from such estimates. The Company reviews these estimates periodically and reflects the effect of revisions in the period in which they are determined.

Derivative Instruments and Hedging Activities

     The Company records derivatives in the condensed consolidated balance sheets as assets or liabilities, measured at fair value. The Company does not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of those derivatives are reported in the condensed consolidated statements of operations, or as accumulated other comprehensive income, a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, among other criteria, the derivative must be a hedge of an interest rate, price, foreign currency exchange rate, or credit risk, expected to be highly effective at the inception of the hedge and be highly effective in achieving offsetting changes in the fair value or cash flows of the hedged item during the term of the hedge, and formally documented at the inception of the hedge. In general, the types of risks hedged are those relating to the variability of future cash flows caused by movements in foreign currency exchange and interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of, and during the term of each hedge.

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

     Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 15 to 40 years, machinery and equipment over 3 to 10 years and furniture, fixtures and office equipment over 3 to 5 years. Leasehold improvements are amortized over the life of the lease or the estimated useful life of the improvement, whichever is less. Judgment and assumptions are used in establishing estimated useful lives and depreciation periods. The Company also uses judgment and assumptions as it periodically reviews property, plant and equipment for any potential impairment in carrying values whenever events such as a significant industry downturn, plant closures, technological obsolescence or other changes in circumstances indicate that their carrying amount may not be recoverable.

Goodwill and Other Intangible Assets

     Intangible assets consist primarily of a technology license agreement, a supply agreement, acquisition-related intangibles, and prior to July 27, 2008, goodwill. These assets, except as explained below, are stated at fair value as of the date acquired less accumulated amortization. Amortization is calculated on a straight-line basis or another method that better reflects the expected cash flows of the assets. The future economic benefit of the carrying values of intangible assets that are subject to amortization are tested for recoverability whenever events or changes in circumstances indicate the carrying value of an intangible asset may not be recoverable based on discounted cash flows or market factors, and an impairment loss would be recorded in the period so determined.

     In accordance with SFAS No. 142, the Company tested goodwill for impairment annually and when an event occurred or circumstances changed that would more likely than not have reduced the fair value of a reporting unit below its carrying value. Goodwill was tested for impairment using a two-step process. In the first step, the fair value of the reporting unit was compared to its carrying value. For purposes of testing impairment under SFAS No. 142 "Goodwill and Other Intangible Assets," the Company was a single reporting unit. If the fair value of the reporting unit exceeded the carrying value of its net assets, goodwill was considered not impaired and no further testing was required. If the carrying value of the net assets exceeded the fair value of the reporting unit, a second step of the impairment test was performed in order to determine the implied fair value of a reporting unit's goodwill. Determining the implied fair value of goodwill required a valuation of the reporting unit's tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of the reporting unit's goodwill exceeded the implied fair value of its goodwill, goodwill was deemed impaired and was written down to the extent of the difference.

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

Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse. The effect on deferred income taxes of a change in tax rates is recognized in income in the period when the change is enacted. The Company accounts for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken in its tax returns.

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

     Warranties and Other Post Shipment Obligations - The Company, for a 30-day period, warrants that items sold will conform to customer specifications. However, the Company's liability is limited to repair or replacement of the photomasks at its sole option. The Company inspects photomasks for conformity to customer specifications prior to shipment. Accordingly, customer returns of items under warranty have historically been insignificant. However, the Company records a liability for the insignificant amount of estimated warranty returns based on historical experience. The Company's specific return policies include accepting returns for products with defects, or products that have not been produced to precise customer specifications. At the time of revenue recognition, a liability is established for these items.

     Sales Taxes - The Company presents it revenues in the consolidated statements of operations net of sales taxes, if any (excluded from revenues).

Effect of New Accounting Standards

     In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." FSP No. FAS 157-4 provides guidance for estimating fair value in accordance with FASB No. 157, Fair Value Measurements, when the volume of activity for the asset or liability have significantly decreased, and also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not anticipate that its adoption will have a material effect on its consolidated financial statements. The Company, as allowed under FSP FAS 157-2, has elected to defer the effective date for applying SFAS No. 157 to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis until its fiscal year ending October 31, 2010. This deferral applies to such items as nonfinancial assets initially measured at fair value in a business combination and nonfinancial long-lived asset groups measured at fair value for an impairment assessment that were not measured at fair value in subsequent periods. The Company does not anticipate that its adoption will have a material effect on its consolidated financial statements.

     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments."  FSP No. FAS 107-1 and APB 28-1 amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements, and also amends APB Opinion No. 28 "Interim Financial Reporting" to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009, and for disclosures in the Company's financial statements for the three month period ending August 2, 2009.

     In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and is required to be retrospectively applied. The Company is evaluating the impact, if any, that the adoption of FSP No. APB 14-1 will have on its consolidated financial statements.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB No. 133." SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The Company adopted SFAS No. 161 during the three month period ended May 3, 2009, and in connection therewith the Company has provided additional disclosures required by SFAS No. 161 in Note 10 to the condensed consolidated financial statements.

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

     In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and, therefore is not expected to significantly impact the Company's consolidated financial statements upon adoption.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company records derivatives on the balance sheets as assets or liabilities, measured at fair value. The Company does not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of those derivatives are reported in the condensed consolidated statement of operations, or as accumulated other comprehensive income, a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, among other criteria, the derivative must be a hedge for an interest rate, price, foreign currency exchange rate, or credit risk, expected to be highly effective at the inception of the hedge and be highly effective in achieving offsetting changes in the fair value or cash flows of the hedged item during the term of the hedge, and formally documented at the inception of the hedge. In general, the types of risks hedged are those relating to the variability of future cash flows caused by movements in foreign currency exchange and interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of, and during the term of each hedge.

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

     The Company's primary net foreign currency exposures as of May 3, 2009 included the Korean won, the Japanese yen, the Singapore dollar, the New Taiwan dollar, the Chinese renminbi, the British pound, and the euro. As of May 3, 2009, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $4.8 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations, or cash flows.

     In accordance with SFAS No. 133, "Accounting for Derivatives and Hedging Activities," derivatives used to hedge exposure to variable cash flows of forecasted transactions are designated and documented at their inception as cash flow hedges and are subsequently evaluated for effectiveness. The Company records these derivative instruments in either current assets, noncurrent assets, or accrued liabilities, depending on their net position, at fair value. Changes in the fair value of designated cash flow hedges are recognized in earnings for their ineffective portion, or in shareholders equity as a component of accumulated other comprehensive income or loss for the effective portion.

     In April 2008, the Company's Korean and Taiwanese subsidiaries each entered into separate foreign currency exchange rate swap and forward contracts that effectively converted a $12 million interest bearing intercompany loan denominated in U.S. dollars into their respective local currencies. Both contracts expired in conjunction with the April 2009 payment of the intercompany loan. The Company did not elect to designate either contract as a fair value hedge.

Interest Rate Risk

     The majority of the Company's borrowings at May 3, 2009 was in the form of borrowings under the Company's credit facility, last amended on May 15, 2009, and certain foreign loans payable with variable interest rates. At both May 3, 2009 and November 2, 2008, the Company had approximately $72 million in net variable rate financial instruments which were sensitive to interest rate risk. A 10% change in interest rates would have increased the Company's net loss for the three and six months ended May 3, 2009 by $0.3 million and $0.5 million, respectively.

Common Stock Market Price Risk

     On May 15, 2009, in connection with its most recent amendment to its credit facility, the Company issued 2.1 million warrants, each exercisable for one share of the Company's common stock at an exercise price of $0.01 per share. Forty percent of the warrants were exercisable upon issuance, and the remaining balance becomes exercisable in twenty percent increments on October 31, 2009, April 30, 2010 and October 31, 2010. The warrants are indexed to, and potentially settled in the Company's common stock, and it was determined that they will be recorded as a liability in the Company's consolidated balance sheet during the three months ending August 2, 2009, and will be subsequently reported at fair value. Due to the warrants' exercise price of $0.01 per share, their fair value will approximate the market price of the Company's common stock. A 10% change in the market price of the Company's stock from the date of the warrants' issuance would not have a material effect on the Company's consolidated financial position, results of operation, or cash flows, however, the Company's stock may fluctuate more than ten percent. Any change in the fair value of the warrants resulting from changes in the market price of the Company's common stock would result in a non-cash charge or credit to the Company's operating results.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Act of 1934) as of May 3, 2009, the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of May 3, 2009, the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in Internal Control over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the Company's second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  RISKS RELATING TO THE COMPANY'S BUSINESS

     Other than the following, there have been no material changes to risks relating to the Company's business as disclosed in Part 1, Item 1A of the Company's Form 10-K for the year ended November 2, 2008.

The fair value of warrants issued on the Company's common stock is subject to fluctuating with the market price of the Company's common stock, and may have a material adverse effect on the Company's results of operations.

     On May 15, 2009, in connection with the most recent amendment to its credit facility, the Company issued 2.1 million warrants on its common stock. The warrants are indexed to and potentially settled in the Company's common stock and, it was determined, that they are to be recorded as a liability during the three months ending August 2, 2009 and to be subsequently reported at fair value. The warrants are each exercisable for one share of common stock and have an exercise price of $0.01. Therefore, changes in the market price of the Company's common stock could result in a significant change in the fair value of the warrants, as charged or credited to other income (expense) in the Company's statements of operations. Changes in the market price of the Company's common stock may have a material adverse effect on the Company's results of operations on a non-cash basis.

Warrants issued by the Company include a put provision, giving the holders the option to sell the warrants to the Company at approximately the market price of the Company's common stock, which may have a material adverse effect on the Company's cash flows.

     The warrants discussed above include a put provision which may be exercised from May 15, 2012 through their expiration. The put provision is only exercisable if the Company's common stock is not traded on a national exchange or if its credit facility, which matures on January 31, 2011, has not been paid in full by another financing facility (new credit facility, debt and/or an equity securities, or capital contributions). The purchase of a significant amount of its common stock by the Company may have a material adverse effect on its cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	(a)	The matters set forth in this Item 4 were submitted to a vote of security holders of the Company at an Annual Meeting of Shareholders held on April 3, 2009.

(b)

The following directors, constituting the entire Board of Directors, were elected at the
Annual Meeting of Shareholders held on April 3, 2009. Also indicated are the affirmative and authority withheld votes for each director.

	For	Authority Withheld

Walter M. Fiederowicz	34,932,487	1,724,937
Joseph A. Fiorita, Jr.	34,926,691	1,730,733
Constantine S. Macricostas	35,029,840	1,627,584
George C. Macricostas	35,127,388	1,530,036
Willem D. Maris	35,154,773	1,502,651
Mitchell G. Tyson	34,831,243	1,826,181

(c)	Ratification of the selection of Deloitte & Touche LLP as registered independent public accounting firm for the fiscal year ending November 1, 2009.

For	Against	Abstain	Broker Non-Votes

36,326,556	308,586	22,282	-

Item 5.  OTHER INFORMATION

     On June 8, 2009, the Company entered into a Loan Agreement by and among Photronics, Inc., a Connecticut corporation, the financial institutions from time to time parties thereto as Lenders (the "Lenders") and JPMorgan Chase Bank, National Association, in its capacity as Administrative Agent for itself and the other Lenders and as Collateral Agent in an aggregate commitment amount of $27.2 million (the "Mirror Facility"). The Mirror Facility has the same interest rate terms, maturity date and financial covenants as the amended U.S. credit facility described elsewhere herein. On June 9, 2009, the Company borrowed $27.2 million under the Mirror Facility and transferred the $27.2 million to the administrative agent of its China credit facility on behalf of the Company’s China lending banks. The Company intends to use the proceeds from the Mirror Facility to repay the remaining outstanding balances of its foreign loans in China. Under the terms of the Mirror Facility, $9.1 million is due on January 31, 2010 and the remaining balance is due by January 31, 2011.

     On June 8, 2009, the Company entered into Amendment No. 6 to the Credit Agreement among Photronics, Inc., the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, dated as of June 6, 2007 by and among the Company, the Lenders and the Administrative Agent (as amended by that certain Amendment No. 1 thereto, dated as of April 25, 2008, that certain Amendment No. 2 thereto, dated as of October 31, 2008, that certain Amendment No. 3 thereto, dated as of December 3, 2008, that certain Amendment No. 4 thereto, dated as of December 12, 2008, and that certain Amendment No. 5 thereto, dated as of May 15, 2009.) Amendment No. 6 was entered into to effect conversion of the existing China credit facility to the Mirror Facility.

Item 6.	EXHIBITS
	(a)	Exhibits

		Exhibit Number	Description

		10.38	Security Agreement dated as of December 12, 2008 among Photronics, Inc., its Subsidiaries and JPMorgan Chase Bank, National Association (as Collateral Agent).

		10.39	Amendment No. 5 to the Credit Agreement dated May 15, 2009.

10.40

Amendment No. 1 dated as of May 15, 2009 to the Amended and Restated
Agreement RMB 186,000,000 Credit Facility for Photronics Imaging
Technologies (Shanghai) Co., Ltd. with JPMorgan Chase Bank (China)
Company Limited, Shanghai Branch as Administrative Agent.

10.41

Warrant Agreement dated as of May 15, 2009 among Photronics, Inc. and
JPMorgan Chase Bank, National Association, RBS Citizens, National
Association, HSBC Bank USA, National Association, Citibank, N.A., Bank of
America, N.A., UBS Loan Finance LLC.

10.42

Registration Rights Agreement dated as of May 15, 2009 among Photronics, Inc.
and JPMorgan Chase Bank, National Association, RBS Citizens, National
Association, HSBC Bank USA, National Association, Citibank, N.A., Bank of
America, N.A., UBS Loan Finance LLC.

		10.43	Loan Agreement dated June 8, 2009 among Photronics, Inc., the Lenders Party thereto, and JPMorgan Chase Bank, National Association as Administrative Agent and Collateral Agent.

		10.44	Amendment No. 6 dated as of June 8, 2009 to the Credit Agreement.

		31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ SEAN T. SMITH

Sean T. Smith
Senior Vice President
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date:  June 10, 2009