Form 10-Q
period 2009-08-02
PHOTRONICS INC
filed 2009-09-03
CIK 810136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 1, 2009
Common Stock, $0.01 par value	42,095,739 Shares

Forward-Looking Information

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of Photronics, Inc. (the "Company" or "we"). These statements are based on management's beliefs, as well as assumptions made by and information currently available to management. Forward-looking statements may be identified by words like "expect," "anticipate," "believe," "plan," "projects," and similar expressions. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this quarterly report on Form 10-Q, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, expectations with respect to future sales, financial performance, operating efficiencies and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. These factors may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward-looking statements include, but are not limited to, overall economic and business conditions; the demand for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; changes in federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); the Company's ability to place new equipment in service on a timely basis; interest rate fluctuations and other capital market conditions, including changes in the market price of the Company's common stock; foreign currency rate fluctuations; economic and political conditions in international markets; the ability to obtain additional financing; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions and productivity programs; the timing, impact and other uncertainties of future acquisitions; the seasonal and cyclical nature of the semiconductor and flat panel display industries; management changes; damage or destruction to the Company's facilities by natural disasters, labor strikes, political unrest or terrorist activity; the ability to fully utilize its tools; the ability of the Company to achieve desired yields, pricing, product mix, and market acceptance of its products; changes in technology; and the ability of the Company to obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company's expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements.

PHOTRONICS, INC.
AND SUBSIDIARIES

INDEX

PART I.     FINANCIAL INFORMATION

Item 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	August 2, 2009	November 2, 2008

ASSETS

Current assets:
Cash and cash equivalents	$ 85,531	$ 83,763
Accounts receivable, net of allowance of $3,202 in 2009
and $2,788 in 2008	68,993	68,095
Inventories	15,459	17,548
Deferred income taxes	2,860	2,843
Other current assets	7,549	10,248

Total current assets	180,392	182,497

Property, plant and equipment, net	354,572	436,528
Investment in joint venture	60,930	65,737
Other intangibles, net	56,715	62,386
Other assets	19,402	10,859

	$672,011	$758,007

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term borrowings	$ 31,424	$ 20,630
Accounts payable	50,268	69,791
Accrued liabilities	21,228	25,657

Total current liabilities	102,920	116,078

Long-term borrowings	155,922	202,979
Deferred income taxes	1,854	1,813
Other liabilities	15,611	4,739

Total liabilities	276,307	325,609

Minority interest	49,695	49,616

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 41,878 shares issued and outstanding at August 2, 2009 and 41,712 at November 2, 2008	419	417
Additional paid-in capital	386,460	384,502
Retained earnings (deficit)	(27,788)	15,364
Accumulated other comprehensive loss	(13,082)	(17,501)

Total shareholders' equity	346,009	382,782

	$672,011	$758,007

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended

	August 2, 2009	July 27, 2008	August 2, 2009	July 27, 2008

Net sales	$95,401	$105,697	$266,676	$319,242

Costs and expenses:

Cost of sales	(77,347)	(91,813)	(226,622)	(264,487)

Selling, general and administrative	(9,963)	(13,741)	(30,995)	(43,620)

Research and development	(3,854)	(4,298)	(11,655)	(13,148)

Consolidation, restructuring and related charges	(10,660)	-	(12,746)	-

Impairment of long-lived assets	-	(66,874)	(1,458)	(66,874)

Impairment of goodwill	-	(138,534)	-	(138,534)

Operating loss	(6,423)	(209,563)	(16,800)	(207,421)

Other income (expense), net
Interest expense	(5,351)	(3,295)	(14,427)	(8,278)
Investment and other income (expense), net	(8,869)	720	(8,418)	1,938

Loss before income taxes and minority interest	(20,643)	(212,138)	(39,645)	(213,761)

Income tax benefit (provision)	(1,805)	7,020	(2,927)	4,216

Loss before minority interest	(22,448)	(205,118)	(42,572)	(209,545)

Minority interest	(399)	(474)	(580)	(1,456)

Net loss	$(22,847)	$(205,592)	$(43,152)	$(211,001)

Loss per share:

Basic	$(0.55)	$(4.93)	$(1.03)	$(5.07)

Diluted	$(0.55)	$(4.93)	$(1.03)	$(5.07)

Weighted average number of common shares outstanding:

Basic	41,819	41,662	41,772	41,642

Diluted	41,819	41,662	41,772	41,642

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended

	August 2, 2009	July 27, 2008

Cash flows from operating activities:
Net loss	$(43,152)	$(211,001)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,419	79,794
Consolidation, restructuring and related charges - non-cash	10,517	-
Impairment of long-lived assets	1,458	66,874
Impairment of goodwill	-	138,534
Minority interest in income of consolidated subsidiaries	580	1,456
Changes in assets and liabilities:
Accounts receivable	(247)	(3,121)
Inventories	2,204	(1,036)
Other current assets	1,767	(2,424)
Accounts payable and other	4,061	(3,159)

Net cash provided by operating activities	41,607	65,917

Cash flows from investing activities:
Purchases of property, plant and equipment	(29,867)	(94,941)
Distribution from joint venture	5,000	-
Proceeds from sales of investments and other	996	3,558
Investment in joint venture	-	(2,598)
Purchases of short-term investments and other	-	(327)

Net cash used in investing activities	(23,871)	(94,308)

Cash flows from financing activities:
Repayments of long-term borrowings	(39,342)	(172,468)
Proceeds from long-term borrowings	27,204	139,640
Payments of deferred financing fees	(4,317)	(498)
Payments to Micron Technology, Inc.	-	(7,500)
Other	(88)	(452)

Net cash used in financing activities	(16,543)	(41,278)

Effect of exchange rate changes on cash	575	790

Net increase (decrease) in cash and cash equivalents	1,768	(68,879)
Cash and cash equivalents at beginning of period	83,763	146,049

Cash and cash equivalents at end of period	$ 85,531	$ 77,170

Supplemental disclosure of cash flow information:

Change in accrual for purchases of property, plant and equipment	$(18,712)	$(40,144)
Change in capital lease obligation for purchases of property, plant and equipment	$(28,244)	$ 61,662
Common stock warrants issuance and fair value adjustment	$ 10,086	$ -

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended August 2, 2009 and July 27, 2008
(unaudited)
(in thousands, except share amounts)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     Photronics, Inc. and its subsidiaries (the "Company" or "Photronics") is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays ("FPD"), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits ("IC") and a variety of FPD and, to a lesser extent, other types of electrical and optical components. The Company currently operates principally from nine manufacturing facilities, three of which are located in the United States, two in Europe, two in Taiwan, and one each in Korea and Singapore. During the three months ended August 2, 2009, the Company ceased the manufacture of photomasks at its Shanghai, China facility.

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

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 165 "Subsequent Events" as of August 2, 2009 and has performed an evaluation of subsequent events through September 3, 2009, which is the date these financial statements were issued in Form 10-Q.

NOTE 2 - COMPREHENSIVE LOSS

     The following table summarizes the net comprehensive losses for the three and nine months ended August 2, 2009 and July 27, 2008.

	Three Months Ended		Nine Months Ended

	August 2, 2009	July 27, 2008	August 2, 2009	July 27, 2008

Net loss	$(22,847)	$(205,592)	$(43,152)	$(211,001)

Other comprehensive income (loss):
Change in unrealized net gains on investments, net of tax	(31)	(37)	59	(131)
Amortization of cash flow hedges	32	60	545	132
Foreign currency translation adjustments	8,924	(1,817)	3,815	(9,255)

	8,925	(1,794)	4,419	(9,254)

Total comprehensive loss	$(13,922)	$(207,386)	$(38,733)	$(220,255)

NOTE 3 - LOSS PER SHARE

     The calculation of basic and diluted loss per share is presented below.

	Three Months Ended		Nine Months Ended

	August 2, 2009	July 27, 2008	August 2, 2009	July 27, 2008

Net loss	$(22,847)	$(205,592)	$(43,152)	$(211,001)

Weighted-average common shares computations:
Weighted-average common shares used for basic and diluted loss per share	41,819	41,662	41,772	41,642

Loss per share:
Basic	$(0.55)	$(4.93)	$(1.03)	$(5.07)
Diluted	$(0.55)	$(4.93)	$(1.03)	$(5.07)

     The effects of the exercise of certain stock options and warrants, the vesting of restricted shares, and the potential conversion of some of the Company's convertible subordinated notes would be antidilutive. The following table shows the weighted-average amount of incremental shares outstanding that would have been added if the assumed conversion of stock options, warrants, restricted shares and convertible subordinated notes had been dilutive.

	Three Months Ended		Nine Months Ended

	August 2, 2009	July 27, 2008	August 2, 2009	July 27, 2008

Employee stock options and restricted shares	2,189	2,465	2,268	2,353

Common stock warrants issued May 15, 2009	1,793	-	598	-

Convertible notes redeemed on April 15, 2008	-	-	-	5,879

	3,982	2,465	2,866	8,232

NOTE 4 - STOCK-BASED COMPENSATION PLANS

     In March 2007, shareholders approved a new stock-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to, shares of the Company's common stock may be granted from shares authorized but unissued, shares previously issued and reacquired by the Company, or both. A maximum of three million shares of common stock may be issued under the Plan. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. The Plan prohibits further awards from being issued under prior plans. Aspects of the Plan are more fully described below. The Company incurred compensation cost under the Plan for the three and nine months ended August 2, 2009 of $0.4 million and $1.7 million, respectively, and for the three and nine months ended July 27, 2008 of $0.8 million and $2.0 million, respectively. No share-based compensation cost was capitalized as part of inventory, no related income tax benefits were recorded and no equity awards were settled in cash during the periods presented.

Stock Options

     Option awards generally vest in one to four years, and have a ten-year contractual term. All incentive and non-qualified stock option grants must have an exercise price equal to the market value of the underlying common stock on the date of grant. The option and share awards provide for accelerated vesting if there is a change in control as defined in the Plan.

     The grant date fair value of options is based upon the closing price on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's stock. The Company uses historical option exercise behavior and employee termination data to estimate the expected term, which represents the period of time that the options granted are expected to remain outstanding. The risk-free rate of return for the estimated life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no share options issued during the three month periods ended August 2, 2009 and July 27, 2008. Inputs used to calculate the grant date fair value of share options issued during the nine month periods ended August 2, 2009 and July 27, 2008 are presented in the following table.

	Nine Months Ended

	August 2, 2009	July 27, 2008

Volatility	69.8%	43.1%

Risk free rate of return	1.9% - 2.5%	2.5% - 2.6%

Dividend yield	0.0%	0.0%

Expected term	4.7 years	4.7 years

      A summary of option awards under the plan as of August 2, 2009 is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at August 2, 2009	3,357,522	$11.29	6.6 years	$5,929

Exercisable at August 2, 2009	1,819,453	$19.00	4.5 years	$ -

     There were 1,348,250 share options granted with a weighted-average grant date fair value of $0.44 during the nine months ended August 2, 2009. There were 18,500 share options granted with a weighted-average grant date fair value of $4.15 per share during the nine months ended July 27, 2008. As of August 2, 2009 the total compensation cost related to non-vested option awards not yet recognized was approximately $1.6 million. That cost is expected to be recognized over a weighted-average amortization period of 1.8 years.

Restricted Stock

     The Company periodically grants restricted stock awards. The restrictions on these awards lapse over a service period that has ranged from less than one to eight years. There were no shares granted during the three months ended August 2, 2009 and 2,000 shares were granted with a grant date fair value of $6.34 per share during the three months ended July 27, 2008. During the nine months ended August 2, 2009, 75,000 shares were granted with a weighted-average grant date fair value of $0.76 per share. During the nine month period ended July 27, 2008, 151,300 shares were granted with a weighted-average grant date fair value of $11.72 per share. As of August 2, 2009, the total compensation cost related to non-vested restricted stock awards not yet recognized was approximately $2.4 million. That cost is expected to be recognized over a weighted-average amortization period of 4.0 years. A summary of the status of the Company's nonvested restricted shares as of August 2, 2009 is presented below.

Restricted Stock	Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at August 2, 2009	191,535	3.0 years	$978

NOTE 5 - CONSOLIDATION, RESTRUCTURING AND RELATED CHARGES

2009 Restructurings

Shanghai, China Facility

      During the three months ended August 2, 2009, the Company ceased the manufacture of photomasks at its Shanghai, China facility. In connection with this restructuring, the Company recorded a total restructure charge of $10.1 million, including $9.9 million for asset write-downs, principally related to the Company's manufacturing facility. Fair value was determined by management using a market approach. Approximately 75 employees are expected to be affected by this restructuring.

     The Company expects the total after tax cost of this restructure to range between $11 million to $13 million through its expected completion in 2010. The following tables set forth the Company's restructuring reserve as of August 2, 2009 relating to its Shanghai, China facility, and reflects the activity affecting the reserve for the three and nine months then ended.

	Three Months Ended				Nine Months Ended
	August 2, 2009				August 2, 2009

	May 4, 2009	Charges	Utilized	August 2, 2009	November 3, 2008	Charges	Utilized	August 2, 2009

Asset write-downs	$ -	$ 9,898	$(9,898)	$ -	$ -	$ 9,898	$(9,898)	$ -

Other	-	183	-	183	-	183	-	183

	$ -	$10,081	$(9,898)	$183	$ -	$10,081	$(9,898)	$183

Manchester, U.K. Facility

     During the three months ended February 1, 2009, the Company ceased the manufacture of photomasks at its Manchester, U.K., facility. This initiative began with the recording of a $0.5 million charge for the impairment of certain long-lived assets at the facility in the fourth quarter of fiscal 2008, and includes additional charges of $2.7 million incurred in the first nine months of fiscal 2009, primarily for employee termination costs and asset write-downs. Approximately 85 employees are expected to be affected by this plan.

     During the three months ended May 3, 2009, the Company also recorded an impairment charge of $1.5 million to reduce the carrying value of the Manchester facility to its estimated fair value, which was determined by management using a market approach. The Company expects the total after tax cost of this restructure to range between $2 million to $3 million through its expected completion at the end of fiscal 2009. The following tables set forth the Company's 2009 restructuring reserve relating to its Manchester, U.K. facility as of August 2, 2009, and reflect the activity affecting the reserve for the three and nine months then ended.

	Three Months Ended				Nine Months Ended
	August 2, 2009				August 2, 2009

	May 4, 2009	Charges	Utilized	August 2, 2009	November 3, 2008	Charges	Utilized	August 2, 2009

Employee terminations	$ -	$498	$(498)	$ -	$ -	$1,888	$(1,888)	$ -

Asset write-downs and other	-	81	(81)	-	-	777	(777)	-

	$ -	$579	$(579)	$ -	$ -	$2,665	$(2,665)	$ -

Prior Restructurings

     In May 2006, the Company closed its Austin, Texas manufacturing and research and development facility, and in March 2003 closed its Phoenix, Arizona manufacturing facility. The following tables set forth the Company's restructuring reserves as of August 2, 2009 and July 27, 2008, and reflect the activity affecting the reserves for the three and nine months then ended.

	Three Months Ended				Nine Months Ended
	August 2, 2009				August 2, 2009

	May 4, 2009	Charges	Utilized	August 2, 2009	November 3, 2008	Charges	Utilized	August 2, 2009

Leases and other	$ 759	$ -	$(368)	$ 391	$1,134	$ -	$(743)	$ 391

	Three Months Ended				Nine Months Ended
	July 27, 2008				July 27, 2008

	April 28, 2008	Charges	Utilized	July 27, 2008	October 29, 2007	Charges	Utilized	July 27, 2008

Leases and other	$1,414	$ -	$(143)	$1,271	$1,687	$ -	$(416)	$1,271

NOTE 6 - GEOGRAPHIC INFORMATION

     The Company operates as a single operating segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors. Geographic net sales are based primarily on where the Company's manufacturing facility is located. The Company's net sales for the three and nine months ended August 2, 2009 and July 27, 2008 and long-lived assets by geographic area as of August 2, 2009 and November 2, 2008, were as follows:

	Three Months Ended		Nine Months Ended

	August 2, 2009	July 27, 2008	August 2, 2009	July 27, 2008

Net sales
Asia	$60,278	$ 66,647	$167,461	$196,684
Europe	10,373	15,681	28,458	51,447
North America	24,750	23,369	70,757	71,111

	$95,401	$105,697	$266,676	$319,242

	As of

	August 2, 2009	November 2, 2008

Long-lived assets
Asia	$215,712	$228,009
Europe	12,405	14,134
North America	126,455	194,385

	$354,572	$436,528

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

     As of August 2, 2009 the gross unrecognized tax benefits for income taxes associated with uncertain tax positions totaled approximately $1.8 million. If recognized, the benefits would favorably affect the Company's effective rate in future periods. During the nine months ended August 2, 2009, the Company recognized approximately $1.0 million of tax benefits related to settlements of uncertain tax positions in the U.K. and Germany. Though the Company expects these remaining items may result in a net reduction of its unrecognized tax benefits, an estimate of the expected reduction and related income tax benefit within the next twelve months cannot be made at this time.

     Currently, the statutes of limitations remain open subsequent to and including 2005 in the U.S., 2006 in the U.K., 2008 in Germany and 2004 in Korea.

NOTE 8 - LONG-TERM BORROWINGS

     Long-term borrowings consist of the following:

	August 2, 2009	November 2, 2008

Borrowings under revolving credit facility, which bear interest at a variable rate, as defined (8.91% at August 2, 2009; 6.36% at November 2, 2008)	$122,747	$122,500

Term loan which bears interest at a variable rate, as defined (8.50% at August 2, 2009)	27,234	-

8.0% capital lease obligation payable through January 2013	23,132	53,895

5.6% capital lease obligation payable through October 2012	13,572	16,669

Foreign loans, repaid in 2009:
Revolving loan	-	19,045
Term loan	-	8,204
Short-term loan	-	3,296

Other	661	-

	187,346	223,609
Less current portion	31,424	20,630

	$155,922	$202,979

     The Company's credit facility was most recently amended on May 15, 2009, and includes the following changes: the maturity date of the credit facility was extended from July 30, 2010 to January 31, 2011; the Company's borrowing limit was reduced from $135 million to $130 million and will be further reduced to $110 million on January 31, 2010 (as compared to $100 million in the prior agreement). As part of this amendment, the cash interest rate on the outstanding debt balance is the greater of LIBOR or two percent, plus a spread, as defined. Effective with the amendment, payment-in-kind ("PIK") interest will also accrue on the following components of the outstanding debt balance: a) PIK interest of one-and-one-half percent, and increasing fifty basis points per quarter (commencing with the quarter beginning August 3, 2009), to a maximum of three-and-one-half percent on up to $50 million of the outstanding debt balance, and b) PIK interest of one-half percent increasing fifty basis points per quarter to a maximum of two-and-one-half percent on the remaining outstanding debt balance of the credit facility. The PIK interest, $0.3 million of which was accrued during the three month period ended August 2, 2009, can be paid during the term of the credit facility or at maturity. As of August 2, 2009, the effective interest cost, including amortization of deferred financing fees, for the revolving credit facility and the term loan was approximately 11.9%. In addition, the Company entered into a warrant agreement with its lenders for five percent (2.1 million shares) of its common stock. Forty percent of the warrants are exercisable upon issuance, with twenty percent increments exercisable after October 31, 2009, April 30, 2010, and October 31, 2010 at an exercise price of $0.01 per share. Approximately 67,000 warrants were exercised during the three month period ended August 2, 2009. Provisions allow the Company to cancel up to sixty percent of the outstanding warrants by early payment of defined amounts of the amended credit facility. The warrant agreement also includes a net cash settleable put provision exercisable in May 2012 and a call provision exercisable in May 2013, both of which are exercisable only if the Company's common stock is not traded on a national exchange or if its credit facility, which matures on January 31, 2011, is not paid in full by another financing facility (new credit facility, debt and/or equity securities, or capital contributions) or with other funds. As a result of certain net cash settleable put provisions, the warrants were recorded as a liability (included in other liabilities) during the quarter ended August 2, 2009 and are subsequently being reported at their fair value.

     The credit facility's financial covenants include, among other items as defined: a Senior Leverage Ratio, Total Leverage Ratio, Minimum Fixed Charge Ratio, Maximum Capital Expenditures limitation, and a six-month minimum EBITDA covenant. Cash received as a result of certain defined events is required to be used to pay down the outstanding loan balance and reduce the available credit facility by the same amount. In addition, the credit facility requires Minimum Unrestricted Cash Balances, as defined, at the end of each quarter. Substantially all of the Company's assets in the United States are pledged as collateral, as are a portion of the Company's stock in certain of its subsidiaries. As of August 2, 2009, $122.7 million was outstanding under the credit facility.

     In addition to the credit facility discussed above, the Company also entered into a term loan agreement in the U.S. dated June 8, 2009 with an aggregate commitment of $27.2 million. The term loan has the same interest rate terms, maturity date and covenants as the credit facility discussed above. On June 9, 2009, the Company borrowed $27.2 million under the term loan and used the proceeds of this facility to repay the remaining outstanding balances of its foreign loans in China in June 2009. Under the terms of the term loan agreement, $9.1 million is due on January 31, 2010 and the remaining balance is due by January 31, 2011.

     At November 2, 2008, foreign loans were in China, and consisted of a term and revolving debt credit facility and a short-term loan, which were fully outstanding, and amounted to RMB 186 million ($27.2 million) and RMB 22.5 million ($3.3 million), respectively. Interest rates were subject to change based on the People's Republic of China base rate, plus a spread, as defined. The short-term credit line was fully repaid at its maturity in March 2009 and, as discussed above, the revolving debt credit facility and term loan were repaid in June 2009 with the proceeds of the term loan.

     In January 2008, a capital lease agreement commenced for the U.S. Nanofab building. Quarterly lease payments, which bear interest at 8%, were $3.8 million through January 2013. This lease was cancelled on May 19, 2009, at which time the Company and Micron Technologies, Inc. (the lessor) agreed to enter into a new lease agreement for the U.S. Nanofab building. Under the provisions of the new lease agreement, quarterly lease payments were reduced from $3.8 million to $2.0 million, the term of the lease was extended from December 31, 2012 to December 31, 2014, and ownership of the property will not transfer to the Company at the end of the lease term. As a result of the new lease agreement, the Company reduced its lease obligation and the carrying value of its assets under capital leases by approximately $28 million. The lease will continue to be accounted for as a capital lease until the end of its original lease term. For the additional two years of the new lease term, the lease will be accounted for as an operating lease. As of August 2, 2009, the total capital lease amounts payable for the property were $26.8 million of which $3.7 million represented interest.

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

     The Company's liquidity is highly dependent on its ability to receive orders as it operates in a high fixed cost environment and the timing of capital expenditures, both of which can vary significantly from period to period. Depending on conditions in the IC semiconductor and FPD market, the Company's cash flows from operations and current holdings of cash and investments may not be adequate to meet the Company's current and long-term needs for capital expenditures and operations. Historically, in certain years the Company has used external financing to fund these needs. Due to conditions in the credit markets, some financing instruments used by the Company in the past may not be currently available to the Company. The Company is evaluating alternatives to increase its capital, delaying capital expenditures and evaluating further cost reduction initiatives. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations and existing cash, short-term investments and cash available under its credit facility.

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

     This joint venture is a variable interest entity as defined by Financial Accounting Standards Board Interpretation No. 46I, "Consolidation of Variable Interest Entities" (FIN 46I) primarily because all costs of the joint venture will be passed on to the Company and Micron through purchase agreements they have entered into with the joint venture. The Company determined that, in regards to this variable interest entity ("VIE"), it and Micron are de facto agents as that term is defined in FIN 46I and that Micron is the primary beneficiary of the VIE as it is the de facto agent within the aggregated group of de facto agents (i.e. the Company and Micron) that is the most closely associated with the VIE. The primary reasons the Company concluded that Micron is the most closely associated of the de facto agents to the VIE are that Micron is both the ultimate purchaser of substantially all of the products produced by the VIE and that it is the holder of decision making authority in the ordinary course of business.

     The Company has utilized MP Mask for both high-end IC photomask production and research and development purposes. MP Mask charges its variable interest holders based on their actual usage of its facility. MP Mask separately charges for any research and development activities it engages in at the requests of its owners. The Company recorded cost of sales of $1.4 million and $2.9 million and research and development expenses of $0.2 million and $1.0 million during the three and nine month periods ended August 2, 2009. Cost of sales of $0.2 million and $3.6 million and research and development expenses of $0.5 million and $1.3 million were recorded during the three and nine month periods ended July 27, 2008.

     MP Mask is governed by a Board of Managers, appointed by Micron and the Company. Since MP Mask's inception, Micron, as a result of its majority ownership, has appointed the majority of the managers. The number of managers appointed by each party is subject to change as ownership interests change. Under the Operating Agreement relating to the MP Mask joint venture, through May 5, 2010, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount defined in the operating agreement. However, should the Board of Managers determine that additional funding is required, the joint venture shall pursue its own financing. If the joint venture is unable to obtain its own financing, it may request additional capital contributions from the Company. Should the Company choose not to make a requested contribution to the joint venture, its ownership interest may be reduced. The Company received a distribution of $5 million from MP Mask in the nine month period ended August 2, 2009 and made an additional investment in MP Mask of $2.6 million during the nine month period ended July 27, 2008, which was used for working capital and capital expenditure purposes.

     The Company's investment in the VIE, which represents its maximum exposure to loss, was $60.9 million and $65.7 million at August 2, 2009 and November 2, 2008, respectively. These amounts are reported in the Company's condensed consolidated balance sheets as "Investment in joint venture".

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

     On May 15, 2009, in connection with its most recent amendment to its credit facility, the Company issued 2.1 million warrants, each exercisable for one share of the Company's common stock at an exercise price of $0.01 per share. Forty percent of the warrants were exercisable upon issuance, and the remaining balance becomes exercisable in twenty percent increments after October 31, 2009, April 30, 2010 and October 31, 2010. Approximately 67,000 warrants were exercised during the three month period ended August 2, 2009. As a result of certain net cash settleable put provisions, the warrants were recorded as a liability in the Company's consolidated balance sheet. As of the issuance date and for future periods that such warrants remain outstanding, the Company will adjust the liability based upon the current fair value of the warrants, with any changes in their fair value being immediately recognized in earnings. Due to the warrants' exercise price of $0.01 per share, their fair value will approximate the market price of the Company's common stock.

     The Company was a party to two foreign currency forward contracts which expired during the nine months ended August 2, 2009, both of which were not accounted for as hedges, as they were economic hedges of intercompany loans denominated in U.S. dollars that were remeasured at fair value and recognized immediately in earnings.

     The table below presents the effect of derivative instruments on the Company's consolidated balance sheet at August 2, 2009.

Derivatives Not Designated as Hedging Instruments Under Statement 133	Balance Sheet Location	Fair Value

Warrants on common stock	Other liabilities	$9,748

     The table below presents the effect of derivative instruments on the Company's condensed statement of operations for the nine months ended August 2, 2009.

Derivatives Not Designated as Hedging Instruments Under Statement 133	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives

Warrants on common stock	Investment and other income (expense), net	$(6,848)

Foreign exchange contracts	Investment and other income (expense), net	$ 93

NOTE 11 - FAIR VALUE MEASUREMENTS

     The Company adopted SFAS No. 157 "Fair Value Measurements" as of November 3, 2008 for all financial assets and liabilities measured on both a recurring and nonrecurring basis and for nonfinancial assets and liabilities measured on a recurring basis. SFAS No. 157 defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. It further prescribes that an orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities (i.e. it is not a forced transaction). The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. Therefore, the objective of a fair value measurement is to determine the price that would be received to sell the asset or paid to transfer the liability (an exit price) at the measurement date.

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

     Level 2 - Inputs other than quoted prices included within Level 1 are observable for the asset or liability, either directly or indirectly. The Company's Level 2 liability consists of its common stock warrants.

     Level 3 - Inputs are unobservable inputs for the asset or liability. The Company's Level 3 assets consist of a foreign bond fund that is reported in other current assets.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

     The table below present assets and liabilities as of August 2, 2009 that are measured at fair value on a recurring basis.

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Foreign bond fund	$ -	$ -	$147	$ 147

Total assets	$ -	$ -	$147	$ 147

Common stock warrants	$ -	$(9,748)	$ -	$(9,748)

Total liabilities	$ -	$(9,748)	$ -	$(9,748)

     The foreign bond fund above represents the Company's investment in a fund for which there is currently no active market. The fair value presented represents the Company's estimate of its value based upon management's judgment. The fair value of the warrant liability was determined using the Black-Scholes option pricing model. Significant inputs to the model include the Company's common stock market price and its volatility at the measurement date.

     Unrealized losses related to the foreign bond fund are included in Accumulated other comprehensive income. Gains and loses related to exercises of, and fair value adjustments to, warrants on the Company's common stock are included in Other income (expense), net.

Assets and Liabilities Measured on a Nonrecurring Basis

     The Company did not have any financial assets or liabilities that were measured on a nonrecurring basis (at least annually) during the nine months ended August 2, 2009. The Company, as allowed under FSP FAS 157-2, has elected to defer the effective date for applying SFAS No. 157 to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis until its fiscal year ending October 31, 2010. This deferral applies to such items as nonfinancial assets initially measured at fair value in a business combination and nonfinancial long-lived asset groups measured at fair value for an impairment assessment that were not measured at fair value in subsequent periods. The Company does not anticipate that its adoption will have a material effect on its consolidated financial statements.

Fair Value of Other Financial Instruments

     The fair values of the Company's other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain other current assets and current liabilities approximate their carrying value due to their short-term maturities. The fair value of the Company's variable rate long-term debt approximates carrying value due to the variable nature of the underlying interest rates.

NOTE 12 - IMPAIRMENTS OF GOODWILL AND LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as of July 27, 2008 the Company performed an interim impairment test of its goodwill and certain of its long-lived assets (principally machinery and equipment, and buildings and improvements) due to events and changes in circumstances through the third quarter of fiscal 2008 that indicated an impairment might have occurred.

     Factors deemed by management to have collectively constituted an impairment triggering event included net losses in each of three quarters of fiscal 2008, and a significant decrease in the Company's market capitalization through the third quarter of fiscal 2008 which was significantly below its consolidated net assets. As a result of this impairment testing, the Company recorded the following impairment charges during the three and nine months ended July 27, 2008.

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

Long-Lived Assets

     In accordance with SFAS No. 144, the Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value. In connection with the triggering events discussed above, during the third quarter of fiscal year 2008 the Company determined that long-lived assets were impaired for certain groups of its assets. The determination was based on reviewing estimated undiscounted cash flows for these groups of assets, which were less than their carrying values. The Company considers its asset groups to be the long-lived assets at each of its locations, primarily consisting of machinery and equipment, and buildings and improvements. As a result, the Company recorded an impairment charge of $66.9 million as of July 27, 2008, which represented the difference between the estimated fair values of these long-lived assets as compared to their carrying values for certain asset groups located in Asia and Europe. In addition, an impairment charge of $1.5 million was incurred in 2009 relating to the Manchester, U.K. facility. Fair values were determined based upon market conditions, the income approach which utilized cash flow projections, and other factors.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

     As of August 2, 2009, the Company had commitments outstanding for capital expenditures of approximately $41 million.

     The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse effect on the business of the Company.

NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2009 the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162". With limited "grandfathered" exceptions, SFAS No. 168 establishes the FASB Accounting Standards Codification along with rules and interpretative releases of the Securities and Exchange Commission, as being the sources of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to SEC registrants. SFAS No. 168 will also supersede SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles," as all of the contents of the FASB Accounting Standards Codification will carry the same level of authority, thereby modifying the hierarchy of GAAP to include only two levels: authoritative and nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact, if any, SFAS No. 168 will have on its consolidated financial statements.

     In June 2009 the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." SFAS No. 167 amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis is to identify the primary beneficiary of the variable interest entity as being the enterprise that has certain characteristics described in SFAS No. 167. SFAS No. 167, in addition to other requirements, requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's financial performance and, mandates ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for financial statements issued for fiscal years beginning after November 15, 2009 and interim financial statements within those fiscal years. The Company is currently evaluating the impact, if any, SFAS No. 167 will have on its consolidated financial statements.

     In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." FSP No. FAS 157-4 provides guidance for estimating fair value in accordance with FASB No. 157, "Fair Value Measurements," when the volume of activity for the asset or liability have significantly decreased, and also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted FSP No. 157-4 during the three month period ended August 2, 2009, and its adoption had no effect on its consolidated financial statements. The Company, as allowed under FSP FAS 157-2, has elected to defer the effective date for applying SFAS No. 157 to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis until its fiscal year ending October 31, 2010. This deferral applies to such items as nonfinancial assets initially measured at fair value in a business combination and nonfinancial long-lived asset groups measured at fair value for an impairment assessment that were not measured at fair value in subsequent periods. The Company does not anticipate that its adoption will have a material effect on its consolidated financial statements.

     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." FSP No. FAS 107-1 and APB 28-1 amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements, and also amends APB Opinion No. 28 "Interim Financial Reporting" to require those disclosures in summarized financial information at interim reporting periods. The Company adopted FSP No. FAS 107-1 and APB 28-1 during the three month period ended August 2, 2009 and has provided its required disclosures in the notes to its condensed consolidated financial statements.

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

     The semiconductor industry is currently experiencing a severe downturn due to a significant oversupply of products, which has been further negatively impacted by worsening global economic conditions. These conditions have resulted in reduced average selling prices ("ASPs") and gross margins for the Company and others in the semiconductor industry. In response to these market conditions the Company ceased production of photomasks at its Manchester, U.K. facility in January 2009, and at its Shanghai, China facility in July 2009. The Company has also undertaken additional cost saving measures to increase its competitiveness, including reductions in executive and employee salaries, continued hiring freezes, and reductions of other discretionary costs such as outside services, travel and overtime. Continued unfavorable changes in global economic conditions, including those in Asia, the U.S. or other geographic areas in which the Company does business, may have the effect of reducing the demand for photomasks and further reducing the Company's ASPs and gross margin. For example, continued unfavorable changes in global economic conditions may lead to a decrease in demand for end products whose manufacturing processes involve the use of photomasks. This may result in a reduction in new product design and development by semiconductor manufacturers, which could adversely affect the Company's operations and cash flows.

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

     The Company's ability to comply with the financial and other covenants in its debt agreements may be affected by worsening economic or business conditions, or other events. Should the Company be unable to meet one or more of these covenants its lenders may require the Company to repay its outstanding balances prior to the expiration date of the agreements. The Company cannot assure that additional sources of financing would be available to the Company to pay off the Company's long-term borrowings to avoid default. Should the Company default on any of its long-term borrowings, a cross default would occur on its other long-term borrowings, unless amended or waived. As of August 2, 2009, the Company was in compliance with its debt covenants.

Material Changes in Results of Operations
Three and Nine Months ended August 2, 2009 and July 27, 2008

     The following table represents selected operating information expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended

	August 2, 2009	July 27, 2008	August 2, 2009	July 27, 2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(81.1)	(86.9)	(85.0)	(82.8)

Gross margin	18.9	13.1	15.0	17.2
Selling, general and administrative expenses	(10.4)	(13.0)	(11.6)	(13.7)
Research and development expenses	(4.0)	(4.0)	(4.4)	(4.1)
Consolidation, restructuring and related charges	(11.2)	-	(4.8)	-
Impairment of long-lived assets	-	(63.3)	(0.5)	(20.9)
Impairment of goodwill	-	(131.1)	-	(43.4)

Operating loss	(6.7)	(198.3)	(6.3)	(64.9)

Other income (expense), net	(14.9)	(2.4)	(8.6)	(2.0)

Loss before income taxes and minority interest	(21.6)	(200.7)	(14.9)	(66.9)
Income tax benefit (provision)	(1.9)	6.6	(1.1)	1.3
Minority interest	(0.4)	(0.4)	(0.2)	(0.5)

Net loss	(23.9)%	(194.5)%	(16.2)%	(66.1)%

     All of the following tabular comparisons, unless otherwise indicated, are for the three months ended August 2, 2009 (Q3-09) and July 27, 2008 (Q3-08) and for the nine months ended August 2, 2009 (YTD-09) and July 27, 2008 (YTD-08) in millions of dollars.

Net Sales

	Three Months Ended			Nine Months Ended

	Q3-09	Q3-08	Percent Change	YTD-09	YTD-08	Percent Change

IC	$71.7	$ 77.1	(7.0)%	$199.1	$237.5	(16.2)%
FPD	23.7	28.6	(17.1)%	67.6	81.7	(17.3)%

Total net sales	$95.4	$105.7	(9.7)%	$266.7	$319.2	(16.5)%

     Net sales for Q3-09 decreased 9.7% to $95.4 million as compared to $105.7 million for Q3-08. Sales of IC photomasks decreased $5.4 million, primarily due to reduced unit demand and ASPs for mainstream photomasks. The decreased mainstream IC sales were partially mitigated by increased high-end sales. Sales of FPD photomasks decreased $4.9 million due to reduced high-end unit demand and lower high-end ASPs. Revenues attributable to high-end products were $21.4 million in Q3-09 and $25.6 million in Q3-08. High-end photomask applications, which typically have higher ASPs, include mask sets for FPD products using G7 and above technologies and IC products using 65 nanometer and below technologies. By geographic area, net sales in Q3-09 as compared to Q3-08 decreased by $6.4 million or 9.6% in Asia, increased by $1.4 million or 5.9% in North America, and decreased by $5.3 million or 33.8% in Europe. As a percent of total sales in Q3-09, net sales were 63% in Asia, 26% in North America, and 11% in Europe, while net sales in Q3-08 were 63% in Asia, 22 % in North America and 15% in Europe.

     Net sales for YTD-09 decreased 16.5% to $266.7 million as compared to $319.2 million for YTD-08. The decrease was caused by lower sales of both IC and FPD photomasks. IC photomask sales decreased $38.4 million primarily due to reduced units and ASPs for mainstream products, which were in part offset by increased high-end sales. FPD photomask sales decreased $14.1 million, primarily as a result of lower ASPs for mainstream products and decreased units for high-end products. The Company's quarterly revenues can be affected by the seasonal purchasing of its customers. The Company is typically impacted during its first fiscal quarter by the North American, European and Asian holiday periods as some customers reduce their effective workdays and orders during this period. This seasonality was experienced to a greater than normal extent during YTD-09 as many of the Company's customers placed their fabs on extended shutdowns.

Gross Margin

	Three Months Ended			Nine Months Ended

	Q3-09	Q3-08	Percent Change	YTD-09	YTD-08	Percent Change

Gross margin	$18.1	$13.9	30.0%	$40.1	$54.8	(26.8)%
Percentage of net sales	18.9%	13.1%		15.0%	17.2%

     Gross margin increased to 18.9% in Q3-09 as compared to 13.1% in Q3-08 primarily due to reduced operating infrastructure, including equipment and salaries and wages. Further, compensation expense decreased as a result of headcount and salary reductions. Gross margin decreased to 15.0% in YTD-09 from 17.2% in YTD-08 primarily due to reduced sales of 16.5% and increased manufacturing costs associated with the U.S. Nanofab, which commenced operations in Q2-08. The Company operates in a high fixed cost environment and, to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.

Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended

	Q3-09	Q3-08	Percent Change	YTD-09	YTD-08	Percent Change

Selling, general and administrative expenses	$10.0	$13.7	(27.5)%	$31.0	$43.6	(28.9)%

Percentage of net sales	10.4%	13.0%		11.6%	13.7%

      Selling, general and administrative expenses decreased $3.7 million to $10.0 million in Q3-09, compared with $13.7 million in Q3-08, primarily as a result of headcount and salary reductions and other cost reduction programs. Selling, general and administrative expenses were $31.0 million and $43.6 million in YTD-09 and YTD-08, respectively. The decrease was primarily related to certain U.S. Nanofab costs reported in selling, general and administrative expenses (prior to it commencing production in Q2-08), reduced compensation costs due in part to reduced employee headcount, and cost reduction programs.

Research and Development

	Three Months Ended			Nine Months Ended

	Q3-09	Q3-08	Percent Change	YTD-09	YTD-08	Percent Change

Research and development	$3.9	$4.3	(10.3)%	$11.7	$13.1	(11.4)%

Percentage of net sales	4.0%	4.0%		4.4%	4.1%

     Research and development expenses consist primarily of global development efforts relating to high-end process technologies for advanced sub-wavelength reticle solutions for IC and FPD technologies. Research and development expenses decreased by $0.4 million to $3.9 million in Q3-09, as compared to $4.3 million in Q3-08. On a YTD basis, research and development expenses decreased $1.4 million to $11.7 million in YTD-09, as compared to $13.1 million in YTD-08. The reduction in research and development expenses in Q3-09 and YTD-09 as compared to the same periods in the prior year were primarily due to reduced expenditures in Asia.

Consolidation, Restructuring and Related Charges

	Three Months Ended		Nine Months Ended

	Q3-09	Q3-08	YTD-09	YTD-08

Asset write-downs	$ 9.9	$ -	$10.5	$ -
Employee terminations	0.6	-	2.0	-
Other	0.2	-	0.2	-

Total consolidation, restructuring and related charges	$10.7	$ -	$12.7	$ -

      During Q3-09, the Company ceased the manufacture of photomasks at its Shanghai, China facility. In connection with this restructuring, the Company recorded a total restructure charge of $10.1 million, primarily comprised of impairments of the facility and manufacturing equipment. Approximately 75 employees are expected to be affected by this restructuring. The Company expects the total after tax cost of this restructure to range between $11 million to $13 million through 2010.

     During the three months ended February 1, 2009, the Company ceased the manufacture of photomasks at its Manchester, U.K. facility. This initiative began with the recording of a $0.5 million charge for the impairment of certain long-lived assets at the facility in the fourth quarter of fiscal 2008, and includes additional charges of $0.6 million and $2.6 million incurred in Q3-09 and YTD-09, respectively, primarily for employee termination costs and asset write-downs. Approximately 85 employees are expected to be affected by this plan. The Company expects the total after tax cost of this restructure to range between $2 million to $3 million through its expected completion at the end of fiscal 2009.

Impairment of Long-Lived Assets

     During the three months ended May 3, 2009, the Company recorded an impairment charge of $1.5 million to reduce the carrying value of its Manchester, U.K. facility to its estimated fair value, which was determined by management using a market approach.

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

Other Income (expense), net

	Three Months Ended		Nine Months Ended

	Q3-09	Q3-08	YTD-09	YTD-08

Interest expense	$ (5.3)	$(3.3)	$(14.4)	$(8.3)
Investment and other income (expense), net	(8.9)	0.7	(8.4)	2.0

Other income (expense), net	$(14.2)	$(2.6)	$(22.8)	$(6.3)

     Interest expense in Q3-09 and YTD-09 increased as compared to the same periods in the prior year, primarily as a result of higher interest rates on the Company's outstanding debt obligations and increased amortization of debt issuance costs that were incurred in connection with the Company's amendments to its credit facilities.

     Investment and other income (expense), net, increased in Q3-09, as compared to Q3-08, primarily due to losses of $6.8 million related to common stock warrants issued in connection with the Company's credit facility amendment on May 15, 2009. These warrants are indexed to and can potentially be settled in the Company's stock and were recorded as a liability during Q3-09. The warrants are required to be remeasured and reported at their fair value, which resulted in the Company recording a non-cash loss of $6.8 million during Q3-09. The balance of the increase in other expense was primarily attributable to foreign currency exchange losses.

     On a year-to-date basis, the increase in investment and other income (expense), net was caused by the losses related to the common stock warrants and foreign currency exchange discussed above, as well as decreased investment income associated with lower cash balances.

Income Tax Benefit (Provision)

	Three Months Ended		Nine Months Ended

	Q3-09	Q3-08	YTD-09	YTD-08

Income tax benefit (provision)	$(1.8)	$7.0	$(2.9)	$4.2

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

     The Company's operations have followed the migration of semiconductor industry fabrication to Asia, where the Company operates in countries in which it is accorded favorable tax treatment. PKLT, the Company's FPD manufacturing facility in Taiwan, is accorded a tax holiday, which is expected to expire in 2012. In addition, the Company has been accorded a tax holiday in China which is expected to expire in 2011. These tax holidays had no dollar or per share effect in the three and nine months ended August 2, 2009 and July 27, 2008. In Korea and Taiwan, various investment tax credits have been utilized to reduce the Company's effective income tax rate.

     As of August 2, 2009 the gross unrecognized tax benefits for income taxes associated with uncertain tax positions totaled approximately $1.8 million. If recognized, the benefits would favorably affect the Company's effective rate in future periods. During the nine months ended August 2, 2009, the Company recognized approximately $1.0 million of tax benefits related to settlements of uncertain tax positions in the U.K. and Germany. Though the Company expects these remaining items may result in a net reduction of its unrecognized tax benefits, an estimate of the expected reduction and related income tax benefit within the next twelve months cannot be made at this time.

     Currently, the statutes of limitations remain open subsequent to and including 2005 in the U.S., 2006 in the U.K., 2008 in Germany and 2004 in Korea.

Minority Interest in Consolidated Subsidiaries

     Minority interest, which was $0.4 million in Q3-09 and $0.5 million in Q3-08, primarily relates to the minority interest in earnings of the Company's non-wholly owned subsidiary in Taiwan. The Company's ownership in its subsidiary in Taiwan was approximately 58% at August 2, 2009 and November 2, 2008, and its ownership in its subsidiary in Korea was approximately 99.7% at August 2, 2009 and November 2, 2008.

Liquidity and Capital Resources

     The Company's working capital increased $11.1 million to $77.5 million at August 2, 2009, as compared to $66.4 million at November 2, 2008, primarily as a result of reduced accounts payable and accrued expenses coupled with cash generated from operations. Cash and cash equivalents increased to $85.5 million at August 2, 2009 as compared to $83.8 million at November 2, 2008. Cash provided by operating activities was $41.6 million for the nine months ended August 2, 2009, as compared to $65.9 million for the same period last year, the decrease primarily due to the Company incurring a greater net loss, before consideration of restructuring and impairment charges, as compared to the same prior year period. Cash used in investing activities for the nine months ended August 2, 2009 was $23.9 million, which is comprised primarily of capital expenditure payments partially offset by a distribution received from the MP Mask joint venture. Cash used in financing activities of $16.5 million for the nine months ended August 2, 2009 was primarily comprised of net repayments of long-term borrowings.

     The Company's credit facility was most recently amended on May 15, 2009, and includes the following changes: the maturity date of the credit facility was extended from July 30, 2010 to January 31, 2011; the Company's borrowing limit was reduced from $135 million to $130 million and will be further reduced to $110 million on January 31, 2010 (as compared to $100 million in the prior agreement). As part of this amendment, and along with the June 2009 term loan agreement, the cash interest rate on the outstanding debt balance is the greater of LIBOR or two percent, plus a spread, as defined. Effective with the amendment, payment-in-kind ("PIK") interest will also accrue on the following components of the outstanding debt balance: a) PIK interest of one-and-one-half percent, and increasing fifty basis points per quarter (commencing with the quarter beginning August 3, 2009), to a maximum of three-and-one-half percent on up to $50 million of the outstanding debt balance, and b) PIK interest of one-half percent increasing fifty basis points per quarter to a maximum of two-and-one-half percent on the remaining outstanding debt balance of the credit facility. The PIK interest, $0.3 million of which accrued during the three month period ended August 2, 2009, can be paid during the term of the credit facility or at maturity. As a result of this amendment, $10 million was reclassified on the May 3, 2009 balance sheet from current to long-term debt.

     On May 19, 2009, the Company entered into a new lease agreement with Micron Technologies, Inc. (the lessor) for the U.S. Nanofab. Under the provisions of the new lease agreement, quarterly lease payments were reduced and, as compared to the prior lease agreement, will result in cash savings for the Company of approximately $6.5 million in fiscal 2009.

     At August 2, 2009, the Company had capital commitments outstanding of approximately $41 million. The Company believes that its currently available resources, together with its capacity for growth, and its access to equity and other sources, will be sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the remainder of its 2009 fiscal year. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations, existing cash, and cash available under its credit facility.

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

Stock-Based Compensation

     Total stock-based compensation expense for the three and nine months ended August 2, 2009 was $0.4 million and $1.7 million, respectively, as compared to $0.8 million and $2.0 million, respectively, for the comparable prior year periods, substantially all of which is in selling, general and administrative expenses. No compensation cost was capitalized as part of inventory, and no income tax benefit has been recorded. As of August 2, 2009 total unrecognized compensation cost of $4.0 million is expected to be recognized over a weighted-average amortization period of 3.1 years.

Business Outlook

     A majority of the Company's revenue growth is expected to come from the Asian region, as customers increase their use of manufacturing foundries located outside of North America and Europe. Additional revenue growth could also be anticipated from North America as a result of utilizing technology licensed under the Company's technology license with Micron. A portion of the earnings of PSMC, the Company's non-wholly owned subsidiary in Taiwan, will be allocated to the minority shareholders for the remainder of fiscal 2009.

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

     The Company's future results of operations and the other forward-looking statements contained in this quarterly report filing involve a number of risks and uncertainties, which could cause actual results to differ materially from the Company's expectations.

Off-Balance Sheet Arrangements

      Under the Operating Agreement relating to the MP Mask joint venture, through May 5, 2010, the Company may be required to make additional capital contributions to the joint venture of up to a maximum amount as defined in the Operating Agreement. Cumulatively, to date, as of August 2, 2009, the Company has contributed $6.1 million to the joint venture, and has received distributions from the joint venture totaling $10.0 million. During the nine months ended August 2, 2009, there were no contributions made to the joint venture by the Company, and a distribution of $5.0 million was received by the Company from the joint venture.

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

Estimates and Assumptions

     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in them. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Significant accounting estimates include those used in the testing of long-lived assets for potential impairment, and those used in developing income tax provisions, allowances for uncollectible accounts receivable, inventory valuation allowances, restructuring reserves, and valuation models. The Company's estimates are based on the facts and circumstances available at the time. Changes in accounting estimates used are likely to occur from period to period, which may have a material impact on the presentation of the Company's financial condition and results of operations. Actual results reported by the Company may differ from such estimates. The Company reviews these estimates periodically and reflects the effect of revisions in the period in which they are determined.

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

Goodwill and Other Intangible Assets

     Intangible assets consist primarily of a technology license agreement, a supply agreement, acquisition-related intangibles, and prior to July 27, 2008, goodwill. These assets, except as explained below, are stated at fair value as of the date acquired less accumulated amortization. Amortization is calculated on a straight-line basis or another method that better reflects the expected cash flows of the assets. The future economic benefit of the carrying values of intangible assets that are subject to amortization are tested for recoverability whenever events or changes in circumstances indicate the carrying value of an intangible asset may not be recoverable based on undiscounted cash flows or market factors, and an impairment loss would be recorded in the period so determined.

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

Impairment of Long-Lived Assets

     As required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on the Company's judgment and estimates of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold for use or sale is based on the fair value of the assets.

     The carrying values of assets determined to be impaired are reduced to their estimated fair values. Fair values of any impaired assets would generally be determined using a market or income approach.

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

Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse. The effect on deferred income taxes of a change in tax rates is recognized in income in the period when the change is enacted. The Company accounts for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in its tax returns.

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

Effect of New Accounting Standards

     In June 2009 the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162". With limited "grandfathered" exceptions, SFAS No. 168 establishes the FASB Accounting Standards Codification, along with rules and interpretative releases of the Securities and Exchange Commission, as being the sources of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to SEC registrants. SFAS No. 168 will also supersede SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles" as all of the contents of the FASB Accounting Standards Codification will carry the same level of authority, thereby modifying the hierarchy of GAAP to include only two levels: authoritative and non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact, if any, SFAS No. 168 will have on its consolidated financial statements.

     In June 2009 the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis is to identify the primary beneficiary of the variable interest entity as being the enterprise that has certain characteristics described in SFAS No. 167. SFAS No. 167, in addition to other requirements, requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's financial performance and, mandates ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for financial statements issued for fiscal years beginning after November 15, 2009 and interim financial statements within those fiscal years. The Company is currently evaluating the impact, if any, SFAS No. 167 will have on its consolidated financial statements.

     In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." FSP No. FAS 157-4 provides guidance for estimating fair value in accordance with FASB No. 157, Fair Value Measurements, when the volume of activity for the asset or liability have significantly decreased, and also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted FSP No. 157-4 during the three month period ended August 2, 2009, and its adoption had no effect on its consolidated financial statements. The Company, as allowed under FSP FAS 157-2, has elected to defer the effective date for applying SFAS No. 157 to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis until its fiscal year ending October 31, 2010. This deferral applies to such items as nonfinancial assets initially measured at fair value in a business combination and nonfinancial long-lived asset groups measured at fair value for an impairment assessment that were not measured at fair value in subsequent periods. The Company does not anticipate that its adoption will have a material effect on its consolidated financial statements.

     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." FSP No. FAS 107-1 and APB 28-1 amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements, and also amends APB Opinion No. 28 "Interim Financial Reporting" to require those disclosures in summarized financial information at interim reporting periods. The Company adopted FSP No. FAS 107-1 and APB 28-1 during the three month period ended August 2, 2009 and has provided its required disclosures in the notes to its condensed consolidated financial statements.

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

     The Company attempts to minimize its risk of foreign currency transaction losses by producing its products in the same country in which the products are sold (thereby generating revenues and incurring expenses in the same currency), and by managing its working capital. In some instances, the Company may sell or purchase products in a currency other than the functional currency of the country where it was produced. There can be no assurance that this approach will continue to be successful, especially in the event of a significant adverse movement in the value of any foreign currencies against the U.S. dollar. In recent years the Company experienced significant foreign exchange losses on these transactions in its statement of operations. The Company does not engage in purchasing forward exchange contracts for speculative purposes.

    The Company's primary net foreign currency exposures as of August 2, 2009 included the Korean won, the Japanese yen, the Singapore dollar, the New Taiwan dollar, the Chinese renminbi, the British pound, and the euro. As of August 2, 2009, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $5.0 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations, or cash flows.

     In accordance with SFAS No. 133, "Accounting for Derivatives and Hedging Activities," derivatives used to hedge exposure to variable cash flows of forecasted transactions are designated and documented at their inception as cash flow hedges and are subsequently evaluated for effectiveness. The Company records these derivative instruments at fair value as either current assets, noncurrent assets, or accrued liabilities, depending on their net position. Changes in the fair value of designated cash flow hedges are recognized in earnings for their ineffective portion, or in shareholders equity as a component of accumulated other comprehensive income or loss for the effective portion.

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

Interest Rate Risk

     The majority of the Company's borrowings at August 2, 2009 was in the form of borrowings under the Company's credit facility, last amended on May 15, 2009, and its term loan agreement. At both August 2, 2009 and November 2, 2008, the Company had approximately $71 million in net variable rate financial instruments which were sensitive to interest rate risk. A 10% change in interest rates would not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Common Stock Market Price Risk

     On May 15, 2009, in connection with its most recent amendment to its credit facility, the Company issued 2.1 million warrants, each exercisable for one share of the Company's common stock at an exercise price of $0.01 per share. Forty percent of the warrants were exercisable upon issuance, and the remaining balance becomes exercisable in twenty percent increments after October 31, 2009, April 30, 2010 and October 31, 2010. The warrants are indexed to, and potentially settleable in the Company's common stock, and were recorded as a liability during the three months ended August 2, 2009, and are subsequently being reported at fair value. Due to the warrants' exercise price of $0.01 per share, their fair value will approximate the market price of the Company's common stock. A ten percent change in the August 2, 2009 market price of the Company's common stock would increase or decrease the Company's net loss by approximately $1.0 million and, increase or decrease its other liabilities by the same amount. The Company's cash flows would not be affected by such a change in the market price of its common stock. However, the Company's stock may fluctuate more than ten percent. Any change in the fair value of the warrants resulting from changes in the market price of the Company's common stock would result in a non-cash charge or credit to the Company's operating results. Approximately 0.1 million warrants were exercised during the three month period ended August 2, 2009. Changes in the fair value of the warrants during the three and nine month periods ended August 2, 2009 resulted in a non-cash charge of $6.8 million, which is included in other income (expense) net.

Item 4.  CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the Company's third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  RISK FACTORS

We are dependent on the semiconductor industry which as a whole is volatile and could have a negative material impact on our business.

     We sell substantially all of our photomasks to semiconductor designers, manufacturers and foundries, as well as to other high performance electronics manufacturers. We believe that the demand for photomasks depends primarily on design activity rather than sales volume from products using photomask technology. Consequently, an increase in semiconductor sales does not necessarily result in a corresponding increase in photomask sales. In addition, the reduced use of customized ICs, a reduction in design complexity, other changes in the technology or methods of manufacturing or designing semiconductors or a slowdown in the introduction of new semiconductor designs could reduce demand for photomasks even if there is increased demand for semiconductors. Further, advances in design and production methods for semiconductors and other high performance electronics could reduce the demand for photomasks. Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices. The semiconductor industry began to experience a downturn in fiscal 2008, which we believe could continue through fiscal 2009. The downturn in the semiconductor industry had an adverse impact on our operating results in fiscal 2008 and the nine-month period ended August 2, 2009.

     Our sales of photomasks for use in fabricating high performance electronic products such as FPDs increased in fiscal 2008 as compared to fiscal 2007, however, decreased in the nine-month period ended August 2, 2009 as compared to the same nine-month period in the prior year. Our results may be negatively impacted if the FPD photomask market does not grow or if we are unable to serve this market successfully. As is the case with semiconductor photomask demand, we believe that demand for photomasks for FPDs depends primarily on design activity and, to a lesser extent upon an increase in the number of production facilities used to manufacture FPDs. As a result, an increase in FPD sales will not necessarily lead to a corresponding increase in photomask sales. The technology for fabricating FPDs continues to develop in order to increase the size and improve the resolution of FPDs. A slowdown in the development of new technologies for fabricating FPDs could reduce the demand for related photomasks even if demand for FPDs increases.

We incurred net losses in the nine-month period ended August 2, 2009 and fiscal 2008, and we may incur future net losses.

     We incurred net losses of $43.2 million in the nine-month period ended August 2, 2009 and $210.8 million in fiscal 2008. These net losses were incurred due to the global recession and related severe downturn experienced by the semiconductor industry beginning in 2008. Net losses incurred in both the first nine months of fiscal 2009 and in 2008 include significant non-cash charges for restructurings, impairments of goodwill, impairments of long-lived assets and a liability for warrants issued. We cannot provide assurance of when we will return to profitability.

Our quarterly operating results fluctuate significantly and may continue to do so in the future, which could adversely impact our business.

     We have experienced fluctuations in our quarterly operating results and anticipate that such fluctuations will continue and could intensify in the future. Fluctuations in operating results may result in volatility in the prices of our securities, particularly our common stock and securities linked to the value of our common stock. Operating results may fluctuate as a result of many factors, including size and timing of orders and shipments, loss of significant customers, product mix, technological change, fluctuations in manufacturing yields, competition and general economic conditions. We operate in a high fixed cost environment and, to the extent our revenues and asset utilization increase or decrease, operating margins will be positively or negatively impacted. Our customers generally order photomasks on an as-needed basis, and substantially all of our net sales in any quarter are dependent on orders received during that quarter. Since we operate with little backlog and the rate of new orders may vary significantly from month-to-month, our capital expenditures and expense levels are based primarily on sales forecasts. Consequently, if anticipated sales in any quarter do not occur when expected, capital expenditures and expense levels could be disproportionately high, and our operating results would be adversely affected. Due to the foregoing factors, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. In addition, in future quarters our operating results could be below the expectations of public market analysts and investors, which, in turn, could materially adversely affect the market price of our common stock.

Our industry is subject to rapid technological change and we might fail to remain competitive, which could have a material adverse effect on our business and results of operations.

     The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, we will be required to continually anticipate, respond to and utilize changing technologies of increasing complexity in both traditional and emerging markets that we serve. In particular, we believe that, as semiconductor geometries continue to become smaller and FPDs become larger with improved performance, it will be required to manufacture increasingly complex photomasks. Additionally, demand for photomasks has been, and could in the future be, adversely affected by changes in methods of fabricating semiconductors and high performance electronics (that could affect the type or quantity of photomasks utilized), such as changes in semiconductor demand that favor field programmable gate arrays and other semiconductor designs that replace application-specific ICs. Additionally, increased market acceptance of alternative methods of IC designs onto semiconductor wafers, such as direct-write lithography, could reduce or eliminate the need for photomasks entirely in the production of semiconductors. Through the third quarter of fiscal 2009, direct-write lithography has not been proven to be a commercially viable alternative to photomasks, as it is considered too slow for high volume semiconductor wafer production. However, should direct-write or any other alternative methods of transferring IC designs to semiconductor wafers without the use of photomasks achieve market acceptance, our business and results of operations would be materially adversely affected. If we are unable to anticipate, respond to or utilize these or other changing technologies, due to resource, technological or other constraints, our business and results of operations could be materially adversely affected.

     Further, should sales volumes decrease based upon the flow of design releases from our customers, we may have excess or underutilized production capacity that could significantly impact operating margins, or result in write-offs from asset impairments.

Our operations will continue to require substantial capital, which we may be unable to obtain.

     The manufacture of photomasks requires substantial investments in high-end manufacturing capability at existing and new facilities. We expect that we will be required to continue to make substantial capital expenditures to meet the technological demands of our customers and to position us for future growth. Our capital expenditure payments for fiscal 2009 are expected to be in the range of $40 million to $50 million, of which $5 million was accrued as of August 2, 2009. Further, our credit facility has a limitation on capital expenditure payments. We cannot provide assurance that we will be able to obtain the additional capital required in connection with our operations on reasonable terms, if at all, or that any such expenditure will not have a material adverse effect on our business and results of operations.

Our agreements with Micron have several risks; should either we or Micron not comply or execute under these agreements it could significantly disrupt our business and technology activities which could have a material effect on our operations or cash flows.

     On May 5, 2006, Photronics and Micron entered into a joint venture known as MP Mask. The joint venture develops and produces photomasks for leading-edge and advanced next generation semiconductors. As part of the formation of the joint venture, Micron contributed its existing photomask technology center located at its Boise, Idaho, headquarters to MP Mask, LLC ("MP Mask") and we invested $135.0 million in exchange for a 49.99% interest in MP Mask (to which $64.2 million of the original investment was allocated), a license for photomask technology of Micron and certain supply agreements. We invested an additional $2.6 million in 2008 and $3.5 million in 2007 in MP Mask for capital expenditure and working capital purposes, and we received two distributions from MP Mask of $5.0 million each in the nine month period ended August 2, 2009 and in fiscal year 2008.

     MP Mask is governed by a Board of Managers, appointed by Micron and Photronics. Since MP Mask's inception, Micron as a result of its majority ownership, has appointed the majority of the managers. The number of managers appointed by each party is subject to change as ownership interests change. Under the operating agreement relating to the MP Mask joint venture, through May 5, 2010, we may be required to make additional contributions to the joint venture up to the maximum amount defined in the operating agreement. However, should the Board of Managers determine that additional funding is required, the joint venture shall pursue its own financing. If the joint venture is unable to obtain its own financing it may request additional capital contributions from us. Should we choose not to make a requested contribution to the joint venture, our ownership interest may be reduced.

     On May 19, 2009, our capital lease agreement with Micron for the U.S. Nanofab was canceled, at which time Photronics and Micron agreed to enter into a new lease agreement for the U.S. Nanofab building. Under provisions of the new lease agreement, quarterly lease payments were reduced, the lease term was extended, and ownership of the property will not transfer to us at the end of the lease term. As a result of the new lease agreement, we reduced our lease obligations and the carrying value of our assets under capital leases by approximately $28 million. Including the $28 million reduction in carrying value of assets under capital leases, our total investment to date in the purchase and equipping of our U.S. Nanofab is approximately $156 million. The U.S. Nanofab began production in our second fiscal quarter of 2008.

     Failure by us or Micron to comply or execute under any of these agreements, to capitalize on the use of existing technology or to further develop technology could result in a significant disruption to our business and technology activities, and could adversely affect our operations and cash flows.

We have been dependent on sales to a limited number of large customers; the loss of any of these customers or any reduction in orders from these customers could have a material adverse effect on our sales and results of operations.

     Historically, we have sold a significant proportion of photomasks to a limited number of IC and FPD manufacturers. One customer, Samsung Electronics Co., Ltd., accounted for approximately 19% and 25% of our net sales in the nine month period ended August 2, 2009 and in fiscal year 2008, respectively. Our five largest customers, in the aggregate, accounted for 42% and 44% of net sales in the nine month period ended August 2, 2009 and in fiscal 2008, respectively. The loss of a significant customer or any reduction or delay in orders from any significant customer, including reductions or delays due to customer departures from recent buying patterns, or market, economic, or competitive conditions in the semiconductor or FPD industries, could have a material adverse effect on our financial performance and business prospects. The continuing consolidation of semiconductor manufacturers and economic downturn in the semiconductor industry may increase the likelihood of losing a significant customer and have an adverse effect on our financial performance and business prospects.

We depend on a small number of suppliers for equipment and raw materials and, if our suppliers do not deliver their products to us, we may be unable to deliver our products to our customers, which could adversely affect our business and results of operations.

     We rely on a limited number of photomask equipment manufacturers to develop and supply the equipment we use. These equipment manufacturers currently require lead times of up to 12 months between the order and the delivery of certain photomask imaging and inspection equipment. The failure of such manufacturers to develop or deliver such equipment on a timely basis could have a material adverse effect on our business and results of operations. Further, we rely on equipment manufacturers to develop future generations of manufacturing equipment to meet our requirements. In addition, the manufacturing equipment necessary to produce advanced photomasks could become prohibitively expensive.

     We use high precision quartz photomask blanks, pellicles, and electronic grade chemicals in our manufacturing processes. There are a limited number of suppliers of these raw materials, and for production of certain high-end photomasks there is only one available supplier, and we have no long-term contract for the supply of these raw materials. Any delays or quality problems in connection with significant raw materials, particularly photomask blanks, could cause delays in shipments of photomasks, which could have a material adverse effect on our business and results of operations. The fluctuation of foreign currency exchange rates with respect to prices of equipment and raw materials used in manufacturing also could have a material adverse effect on our business and results of operations.

We face risks associated with complex manufacturing processes, including the use of sophisticated equipment and manufacturing processes with complex technologies; should we be unable to effectively utilize such processes and technologies it could have a material adverse effect on our business and results of operations.

     Our complex manufacturing processes require the use of expensive and technologically sophisticated equipment and materials, and are continuously modified in an effort to improve manufacturing yields and product quality. Minute impurities, defects or other difficulties in the manufacturing process can lower manufacturing yields and make products unmarketable. Moreover, manufacturing leading-edge photomasks is more complex and time consuming than manufacturing less advanced photomasks, and may lead to delays in the manufacturing of all levels of photomasks. We have, on occasion, experienced manufacturing difficulties and capacity limitations that have delayed our ability to deliver products within the time frames contracted for by our customers. We cannot provide assurance that we will not experience these or other manufacturing difficulties, or be subject to increased costs or production capacity constraints in the future, any of which could result in a loss of customers or could otherwise have a material adverse effect on our business and results of operations.

Our debt agreements limit our ability to obtain financing and obligate us to repay debt.

     As of August 2, 2009, we had $122.7 million outstanding under our revolving credit facility and $27.2 million outstanding under our term loan agreement. On May 15, 2009, the revolving credit facility was amended to, among other provisions, reduce the overall availability, extend the maturity date, reduce the required pay down amount in fiscal 2010, change the interest rate and change the financial covenants. Further, on June 8, 2009, we entered into the above mentioned term loan agreement in the U.S. for $27.2 million, which was used to repay outstanding foreign loans on June 12, 2009. The financial covenants include, among others, a Senior Leverage Ratio, Total Leverage Ratio, Minimum Fixed Charge Ratio and minimum quarterly EBITDA levels. Existing covenant restrictions limit our ability to obtain additional debt financing and should we be unable to meet one or more of these covenants the bank may require us to repay the outstanding balances prior to the expiration date of the agreements.

     Our ability to comply with the financial and other covenants in our debt agreements may be affected by worsening economic or business conditions, or other events. Should we be unable to meet one or more of these covenants, our lenders may require us to repay our outstanding balances prior to the expiration date of the agreements. We cannot assure that additional sources of financing will be available to us to pay off our long-term borrowings to avoid default.  Should we default on any of our long-term borrowings, a cross default would occur on our other long-term borrowings, unless amended or waived.

Our prior and future acquisitions may entail certain operational and financial risks.

     We have made significant acquisitions throughout our history. Acquisitions have focused on increasing our manufacturing presence in Asia, including our acquisition of Photronics Semiconductor Mask Corporation ("PSMC"), a Taiwanese photomask manufacturer, in 2000 and PKL, a Korean photomask manufacturer, in 2001 and increasing the technology base through the MP Mask joint venture with Micron in 2006. We may make additional acquisitions in the future. Acquisitions place significant demands on our administrative, operational, and financial personnel and systems. Managing acquired operations entails numerous operational and financial risks, including difficulties in the assimilation of acquired operations, diversion of management's attention from other business concerns, managing assets in multiple geographic regions, amortization of acquired intangible assets and potential loss of key employees of acquired operations. Sales of acquired operations also may decline following an acquisition, particularly if there is an overlap of customers served by us and the acquired operation, and these customers transition to another vendor in order to ensure a second source of supply. Furthermore, we may be required to utilize our cash reserves and/or issue new securities for future acquisitions, which could have a dilutive effect on our earnings per share.

Our cash flow from operations and current holdings of cash and investments may not be adequate for our current and long term needs.

     Our liquidity is highly dependent on our ability to receive orders, as we operate in a high fixed cost environment and the timing of capital expenditures, both of which can vary significantly from period to period. Depending on conditions in the IC semiconductor and FPD market, our cash flows from operations and current holdings of cash and investments may not be adequate to meet our current and long-term needs for capital expenditures, operations and debt repayments. Historically, in certain years we have used external financing to fund these needs. Due to conditions in the credit markets, some financing instruments used by us in the past may not be currently available to us. We are evaluating alternatives to increase our capital, delaying capital expenditures and evaluating further cost reduction initiatives. However, we cannot assure that additional sources of financing would be available to us on commercially favorable terms should our capital requirements exceed cash available from operations and existing cash, short-term investments and cash available under our credit facility.

We may incur unforeseen charges related to our 2009 restructurings in China and the U.K. or, we may fail to realize projected benefits related to these or any other possible future facility closures or restructures.

     In order to lower our operating costs and increase our manufacturing efficiencies, we ceased the manufacture of photomasks at our facility in Manchester, U.K., in January 2009 and at our facility in Shanghai, China, in July 2009. However, we cannot assure that these actions will not result in unforeseen costs, disruptions in our operations, or other negative events that could result in our failing to realize the projected benefits of these restructures.

     We also cannot assure that there will not be additional facility closures or other restructurings in the near or long term, nor can we assure that we will not incur significant charges should there be any additional future facility closures or restructures.

We operate in a highly competitive industry; should we be unable to meet our customers' requirements for product quality, timeliness of delivery or technical capabilities, it could adversely affect our sales.

     The photomask industry is highly competitive, and most of our customers utilize more than one photomask supplier. Our competitors include Compugraphics, Inc., Dai Nippon Printing Co., Ltd., Hoya Corporation, Taiwan Mask Corporation, Toppan Printing Co., Ltd. and Toppan Chungwha Electronics. We also compete with semiconductor manufacturers' captive photomask manufacturing operations. We expect to face continued competition from these and other suppliers in the future. Many of our competitors have substantially greater financial, technical, sales, marketing and other resources than we do. Also, when producing smaller geometry photomasks, some of our competitors may be able to more rapidly develop, produce, and achieve higher manufacturing yields than us. We believe that consistency of product quality and timeliness of delivery, as well as price, technical capability, and service, are the principal factors considered by customers in selecting their photomask suppliers. Our inability to meet these requirements could adversely affect our sales which could have a material adverse effect on our business and results of operations. In the past, competition led to pressure to reduce prices which, we believe, contributed to the decrease in the number of independent manufacturers. This pressure to reduce prices may continue in the future. In addition, certain semiconductor manufacturers possess their own captive facilities for manufacturing photomasks, some of which market their photomask manufacturing services to outside customers as well as to their internal organizations.

Our substantial international operations are subject to additional risks.

     International sales accounted for approximately 73% of our net sales for the nine-month period ended August 2, 2009, 77% in fiscal 2008, and 75% in fiscal 2007. We believe that maintaining significant international operations requires us to have, among other things, a local presence in the markets in which we operate. This requires a significant investment of financial, managerial, operational, and other resources. Since 1996, we have significantly expanded our operations in international markets by acquiring existing businesses in Europe, establishing manufacturing operations in Singapore, acquiring majority equity interests in photomask manufacturing operations in Korea and Taiwan and building a new manufacturing facility for FPD photomasks in Taiwan, as well as a photomask manufacturing facility in Shanghai, China, which ceased production in July 2009. As the served market continues to shift to Asia, we will continue to assess our manufacturing base and may close or open new facilities to adapt to these market conditions.

     Operations outside the United States are subject to inherent risks, including fluctuations in exchange rates, political and economic conditions in various countries including the outbreak of war, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and potentially adverse tax consequences. These factors may have a material adverse effect on our ability to generate sales outside the United States and, consequently, on our business and results of operations.

Changes in foreign currency exchange rates could materially adversely affect our business, results of operations, or financial condition.

      Our financial statements are prepared in accordance with U.S. GAAP and are reported in U.S. dollars.  Our international operations have transactions and balances denominated in currencies other than the U.S. dollar, primarily the Korean won, New Taiwan dollar, Chinese renminbi, Japanese yen, Singapore dollar, euro and British pound. As a result of changes in foreign currency rates, we recorded an expense of $2.4 million in the nine-month period ended August 2, 2009 and a gain of $3.8 million in fiscal 2008. Further, as a result of the translation of foreign currency financial statements to U.S. dollars, our net assets were increased by $3.8 million during the nine-month period ended August 2, 2009, after having been reduced by $62.2 million during fiscal 2008. In the event of significant foreign currency fluctuations, our results of operations, financial condition or cash flows may be adversely affected.

Our business depends on management and technical personnel, who are in great demand, and our inability to attract and retain qualified employees could adversely affect our business and results of operations.

     Our success, in part, depends upon key managerial, engineering and technical personnel, as well as our ability to continue to attract and retain additional personnel. The loss of certain key personnel could have a material adverse effect upon our business and results of operations. There can be no assurance that we can retain our key managerial, engineering and technical employees, or that we can attract similar additional employees in the future. We believe that we provide competitive compensation and incentive packages to our employees.

We may be unable to enforce or defend our ownership and use of proprietary technology, and the utilization of our unprotected developed technology by our competitors could adversely affect our business, results of operations and financial position.

     We believe that the success of our business depends more on our proprietary technology, information and processes and know-how than on our patents or trademarks. Much of our proprietary information and technology relating to manufacturing processes is not patented and may not be patentable. We cannot offer assurance that:

*  we will be able to adequately protect our technology;

*  our competitors will not independently develop similar technology; or

*  international intellectual property laws will adequately protect our intellectual property rights.

     We may become the subject of infringement claims or legal proceedings by third parties with respect to current or future products or processes. Any such claims or litigation, with or without merit, to enforce or protect our intellectual property rights or to defend ourselves against claimed infringement of the rights of others could result in substantial costs, diversion of resources and product shipment delays or could force us to enter into royalty or license agreements rather than dispute the merits of these claims. Any of the foregoing could have a material adverse effect on our business, results of operations and financial position.

We may be unprepared for changes to environmental laws and regulations and may have liabilities arising from environmental matters.

     We are subject to numerous environmental laws and regulations that impose various environmental controls on, among other things, the discharge of pollutants into the air and water and the handling, use, storage, disposal and clean-up of solid and hazardous wastes. Changes in these laws and regulations may have a material adverse effect on our financial position and results of operations. Any failure by us to adequately comply with these laws and regulations could subject us to significant future liabilities.

     In addition, these laws and regulations may impose clean-up liabilities on current and former owners and operators of real property without regard to fault and these liabilities may be joint and several with other parties. In the past, we have been involved in remediation activities relating to our properties. We believe, based upon current information, that environmental liabilities relating to these activities or other matters are not material to our financial statements. However, there can be no assurances that we will not incur any material environmental liabilities in the future.

Our production facilities could be damaged or disrupted by a natural disaster or labor strike, either of which could adversely affect our financial position, results of operations and cash flows.

     Our facilities in Taiwan are located in a seismically active area. In addition, a major catastrophe such as an earthquake or other natural disaster, labor strikes, or work stoppage at any of our manufacturing facilities could result in a prolonged interruption of our business. Any disruption resulting from these events could cause significant delays in shipments of our products and the loss of sales and customers, which could have a material adverse affect on our financial position, results of operations and cash flows.

Our sales continue to be impacted by the global recession, and the health and stability of the general economy, which could adversely affect our operations and cash flows.

     The global recession and other unfavorable changes in general economic conditions in the U.S. or international locations in which we do business, may reduce the demand for photomasks. For example, an economic downturn may lead to a decrease in demand for end products whose manufacturing process involves the use of photomasks. This may result in a reduction in new product design and development by semiconductor manufacturers, which could adversely affect our operations and cash flows.

Additional taxes could adversely affect our financial results.

     Our tax filings are subjected to audit by tax authorities in the various jurisdictions in which we do business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or through the courts. Currently, we believe there are no outstanding assessments whose resolution would result in a material adverse financial result. However, we cannot offer assurances that unasserted or potential future assessments would not have a material adverse effect on our financial condition or results of operations.

Our business could be adversely impacted by global or regional catastrophic events.

     Our business could be adversely affected by terrorist acts, major natural disasters; or widespread outbreaks of infectious diseases, the outbreak or escalation of wars, especially in the Asian region where we generate a significant portion of our international sales. Such events in the geographic regions in which we do business, including political tensions within the Korean peninsula where a major portion of our foreign operations are located, could have material adverse impacts on our sales volume, cost of raw materials, earnings, cash flows and financial condition.

The fair value of warrants issued on our common stock is subject to fluctuating with the market price of our common stock, and may have a material adverse effect on our results of operations.

     On May 15, 2009, in connection with the most recent amendment to our credit facility, we issued 2.1 million warrants to purchase our common stock, approximately 2.0 million of which were outstanding at August 2, 2009. As a result of certain net cash settleable put provisions, the warrants were recorded as a liability during the three months ended August 2, 2009 and are subsequently being reported at fair value. The warrants are each exercisable for one share of common stock and have an exercise price of $0.01. Therefore, changes in the market price of our common stock could result in a significant change in the fair value of the warrants, which would result in a charge or credit to other income (expense) in our statements of operations. During the three months ended August 2, 2009, the market price of our common stock increased, which resulted in a non-cash loss of $6.8 million. Changes in the market price of our common stock may continue to have a material adverse effect on our results of operations on a non-cash basis.

Warrants issued by us include a "put" provision, giving the holders the option to sell the warrants to us at approximately the market price of our common stock, which may have a material adverse effect on our cash flow.

     The warrants discussed above include a put provision which may be exercised from May 15, 2012 through the expiration of the warrants on May 15, 2014. The put provision is only exercisable if our common stock is not traded on a national exchange or if our credit facility, which matures on January 31, 2011, has not been paid in full by another financing facility (new credit facility, debt and/or an equity securities, or capital contributions) or with other funds. The purchase of a significant amount of our common stock by us may have a material adverse effect on our cash flows.

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

Date:  September 3, 2009