Form 10-K
period 2009-11-01
PHOTRONICS INC
filed 2010-01-08
CIK 810136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 1, 2009

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.01 par value per share - NASDAQ Global Select Market

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
Yes  ☐  No ☒

As of May 3, 2009, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant common stock held by non-affiliates was approximately $67,211,105 (based upon the closing price of $1.76 per share as reported by the Nasdaq Global Select Market on that date).

As of December 31, 2009, 53,185,252 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2010
Annual Meeting of Shareholders		Incorporated into Part III
to be held in April 2010		of this Form 10-K

Forward-Looking Information

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of Photronics, Inc. ("Company" or "we"). These statements are based on management's beliefs, as well as assumptions made by and information currently available to management. Forward-looking statements may be identified by words like "expect", "anticipate", "believe", "plan", "projects", and similar expressions. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this annual report on Form 10-K, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, expectations with respect to future sales, financial performance, operating efficiencies and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. These factors may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward-looking statements include, but are not limited to, overall economic and business conditions; the demand for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; changes in federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); the Company's ability to place new equipment in service on a timely basis; interest rate fluctuations and other capital market conditions, including changes in the market price of the Company's common stock; foreign currency rate fluctuations; economic and political conditions in international markets; the ability to obtain additional financing; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions and productivity programs; the timing, impact and other uncertainties of future acquisitions; the seasonal and cyclical nature of the semiconductor and flat panel display industries; management changes; damage or destruction to the Company's facilities by natural disasters, labor strikes, political unrest or terrorist activity; the ability to fully utilize its tools; the ability of the Company to achieve desired yields, pricing, product mix, and market acceptance of its products; changes in technology; and the ability of the Company to obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company's expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements.

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

     Photronics, Inc. and its subsidiaries is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays, or FPDs, and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits, or ICs, and a variety of FPDs and, to a lesser extent, other types of electrical and optical components. The Company currently operates principally from nine manufacturing facilities; two of which are located in Europe, two in Taiwan, one each in Korea and Singapore; and three in the United States. The Company closed its manufacturing facilities in Manchester, United Kingdom and Shanghai, China during the year ended November 1, 2009.

Manufacturing Technology

     The Company manufactures photomasks, which are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates. The Company's photomasks are manufactured in accordance with circuit designs provided on a confidential basis by its customers. IC and FPD photomasks are manufactured in layers, each having a distinct pattern which is etched onto a different photomask. The resulting series of photomasks is then used to image the circuit patterns onto each successive layer of a semiconductor wafer or flat panel substrate. The typical manufacturing process for a photomask involves the receipt and conversion of circuit design data to manufacturing pattern data. A lithography system then exposes the circuit pattern onto the photomask blank. The exposed areas are developed and etched to produce that pattern on the photomask. The photomask is inspected for defects and conformity to the customer design data, any defects are repaired, any required pellicles (protective translucent cellulose membranes) are applied and, after final inspection, the photomask is shipped to the customer.

     The Company currently supports customers across the full spectrum of IC production and FPD technologies by manufacturing photomasks using electron beam or optical-based technologies. Electron beam and laser-based systems are the predominant technologies used for photomask manufacturing. These technologies are capable of producing the finer line resolution, tighter overlay and larger die size for the larger and more complex circuits currently being designed. Electron beam and laser generated photomasks can be used with the most advanced processing techniques to produce the most advanced semiconductor and FPD display devices intended for use in an array of products. However, in the case of IC production, electron beam technologies fabricate the large majority of critical layer photomasks. End markets served with IC photomasks include devices used for microprocessors, memory, telecommunications and related applications. The Company currently owns a number of high-end and mature electron beam and laser-based systems. The production of photomasks by the optical (laser-based) method is less expensive and less precise than those manufactured on high-end electron beam systems.

     The first several layers of photomasks are sometimes required to be delivered by the Company within 24 hours from the time it receives customers' design data. The ability to manufacture high quality photomasks within short time periods is dependent upon robust processes, geographic location, efficient manufacturing methods, high yield and high equipment reliability. The Company works to meet these requirements by making significant investments in research and development, manufacturing and data processing systems, and by utilizing statistical process control methods to optimize the manufacturing process and reduce cycle times.

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

     The majority of IC photomasks produced for the semiconductor industry employ geometries of 90 nanometers or larger. At these geometries, the Company can produce full lines of photomasks and there is no significant technology employed by the Company's competitors that is not also available to the Company. The Company is also capable of producing full lines of photomasks for high-end IC and FPD applications. In the case of IC, this includes masks at and below the 65 nanometer technology node and for FPD at and above the Generation 7 technology node. The Company has access to technology and customer qualified manufacturing capability that allows it to compete in high-end markets serving both IC and FPD applications.

Sales and Marketing

     The market for photomasks primarily consists of domestic and international semiconductor and FPD manufacturers and designers, including a limited number of manufacturers who have the capability to internally manufacture photomasks. Photomasks are manufactured by independent merchant manufacturers like us, and by semiconductor and FPD manufacturers that produce photomasks exclusively for their own use (captive manufacturers). Since the mid-1980s, there has been a strong trend in Asia, Europe and North America toward the divesture or closing of captive photomask operations by semiconductor manufacturers and an increase in the share of the market served by independent manufacturers. This trend has been driven by the increasing complexity involved in manufacturing plus the high cost of the necessary capital equipment.

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

     The Company supports international customers through both its domestic and international facilities. The Company considers its presence in international markets important to attracting new customers, providing global solutions to its customers, minimizing delivery time, and serving customers that utilize manufacturing foundries outside of the United States, principally in Asia. See Note 17 to the Company's consolidated financial statements for the amount of net sales and long-lived assets attributable to each of the Company's geographic areas of operations.

Customers

     The Company primarily sells its products to leading semiconductor and FPD manufacturers. The Company's largest customers during the fiscal year ended November 1, 2009 ("fiscal 2009") included the following:

AU Optronics Corp.	Maxim Integrated Products, Inc.
Chartered Semiconductor Manufacturing, Ltd.	Micron Technology, Inc.
Dongbu HiTek Co. Ltd.	National Semiconductor Corporation
Freescale Semiconductor, Inc.	Novatek Microelectronics Corp., Ltd.
HannStar Display Corp.	ON Semiconductor Corporation
IM Flash Technologies, LLC	Samsung Electronics Co., Ltd.
Integrated Device Technology, Inc.	Skyworks Solutions, Inc.
Jazz Semiconductor, Inc.	ST Microelectronics, Inc.
LG Philips LCD Co., Ltd.	Texas Instruments Incorporated
Magnachip Semiconductor	United Microelectronics Corp.

     During fiscal 2009, the Company sold its products and services to approximately 600 customers. Samsung Electronics Co., Ltd. accounted for approximately 19% of the Company's net sales in fiscal 2009, and 25% in fiscal 2008 and 2007. This included sales of both IC and FPD photomasks. The Company's five largest customers, in the aggregate, accounted for approximately 42% in fiscal 2009, 44% in fiscal 2008 and 43% in fiscal 2007, of net sales. A significant decrease in the amount of sales to any of these customers could have a material adverse effect on the financial performance and business prospects of the Company.

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

Research and Development

     The Company conducts its primary research and development activities at the MP Mask Technology Center, LLC ("MP Mask") joint venture operation located in Boise, Idaho, and in site-specific research and development programs to support strategic customers. The MP Mask research and development programs, coupled with site-specific research and development initiatives, are designed to advance the Company's leadership in technology and manufacturing efficiency. The Company also conducts application oriented research and development activities to support the early adoption of new photomask or supporting data and services technology into the customers' applications. Currently, research and development photomask activities are focused on 32 nanometer node and below IC technology and Generation 8 and higher FPD technology. The Company believes these core competencies will continue to be a critical part of semiconductor manufacturing as optical lithography continues to scale device capabilities at and below 45 nanometer. The Company has incurred research and development expenses of $15.4 million, $17.5 million and $17.3 million in fiscal 2009, 2008 and 2007, respectively. The Company believes that it owns, controls, or licenses valuable proprietary information necessary for its business as it is presently conducted. This includes trade secrets as well as patents. The Company believes that its intellectual property and trade secret know-how will continue to be important to its technical leadership in the field of photomasks.

Patents and Trademarks

     The Company has over 45 patents with ownership interest in the United States. The subject matter of these patents generally relates to the manufacture of photomasks themselves and the use of photomasks to manufacture other products. The expiration dates of these patents range from 2011 to 2027. Additionally, pursuant to the technology license agreement with Micron Technology, Inc. (Micron), the Company has access to certain technology of Micron and MP Mask. The Company also has a number of trademarks and trademark registrations in the United States and in other countries.

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

International Operations

      International sales were approximately 72%, 77% and 75% of the Company's sales in fiscal 2009, 2008 and 2007, respectively. The Company believes that maintaining significant international operations requires it to have, among other things, a local presence in the markets in which it operates. This requires a significant investment in financial, management, operational, and other resources.

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

     Note 17 of the notes to the Company's consolidated financial statements reports net sales and long-lived assets by geographic region.

Competition

     The photomask industry is highly competitive and most of the Company's customers utilize multiple photomask suppliers. The Company's ability to compete depends primarily upon its consistency of product quality and timeliness of delivery, as well as pricing, technical capability and service. The Company also believes that proximity to customers is an important factor in certain markets where cycle time from order to delivery is critical. A few competitors have greater financial, technical, sales, marketing and other resources than the Company. The Company believes that consistency of product quality, timeliness of delivery, and price are the principal factors considered by customers in selecting their photomask suppliers. The Company's inability to meet these requirements could adversely affect its sales. The Company believes that it is able to compete effectively because of its dedication to customer service, its investment in state-of-the-art photomask equipment and facilities, and its experienced technical employees.

     The Company estimates that for the types of photomasks it manufactures (IC and FPD) the size of the total market (captive and merchant) is approximately $3.2 billion. Competitors include Compugraphics, Inc., Dai Nippon Printing Co., Ltd., Hoya Corporation, SK-Electronics Co. Ltd., Taiwan Mask Corporation, Toppan Printing Co., Ltd. and Toppan Chungwha Electronics. The Company also competes with semiconductor manufacturers' captive photomask manufacturing operations that supply photomasks for internal use and, in some instances, also for external customers and foundries. The Company expects to face continued competition which in the past has led to pressure to reduce prices. The Company believes the pressure to reduce prices has contributed to the decrease in the number of independent manufacturers, and expects such pressure to continue in the future.

Employees

     As of November 1, 2009, the Company and its majority-owned subsidiaries had approximately 1,300 employees. The Company believes it offers competitive compensation and other benefits and that its employee relations are good.

ITEM 1A.  RISK FACTORS

The Company is dependent on the semiconductor industry which, as a whole, is volatile and could have a negative material impact on its business.

     The Company sells substantially all of its photomasks to semiconductor designers, manufacturers and foundries, as well as to other high performance electronics manufacturers. The Company believes that the demand for photomasks depends primarily on design activity rather than sales volume from products using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. In addition, the reduced use of customized ICs, a reduction in design complexity, other changes in the technology or methods of manufacturing or designing semiconductors or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks even if demand for semiconductors and FPDs increases. Further, advances in design and production methods for semiconductors and other high performance electronics could reduce the demand for photomasks. Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices. The semiconductor industry began to experience a downturn in fiscal 2008, which continued through fiscal 2009, and had an adverse impact on the Company's 2009 operating results.

     The Company's sales of photomasks for use in fabricating high performance electronic products such as FPDs decreased in fiscal 2009 as compared to fiscal 2008. The Company's results may suffer if the FPD photomask market does not grow or if the Company is unable to serve this market successfully. As is the case with semiconductor photomask demand, the Company believes that demand for photomasks for FPDs depends primarily on design activity and, to a lesser extent upon an increase in the number of production facilities used to manufacture FPDs. As a result, an increase in FPD sales will not necessarily lead to a corresponding increase in photomask sales. The technology for fabricating FPDs continues to develop in order to increase the size and improve the resolution of FPDs. A slowdown in the development of new technologies for fabricating FPDs could reduce the demand for related photomasks even if demand for FPDs increases.

The Company incurred net losses in fiscal years 2009 and 2008, and may incur future net losses.

     The Company incurred net losses of $41.9 million in fiscal 2009 and $210.8 million in fiscal 2008. These net losses were incurred due to the global recession and related severe downturn experienced by the semiconductor industry that began in 2008. Net losses incurred in both fiscal years 2009 and 2008 include significant non-cash charges for restructurings, impairments of goodwill, and impairments of long-lived assets. The Company cannot provide assurance of when Photronics will return to profitability.

The Company's quarterly operating results fluctuate significantly and may continue to do so in the future which could adversely impact the Company's business.

     The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify in the future. Fluctuations in operating results may result in volatility in the prices of the Company's securities, particularly its common stock and securities linked to the value of the Company's common stock. Operating results may fluctuate as a result of many factors, including size and timing of orders and shipments, loss of significant customers, product mix, technological change, fluctuations in manufacturing yields, competition and general economic conditions. The Company operates in a high fixed cost environment and, to the extent its revenues and asset utilization increase or decrease, operating margins will be positively or negatively impacted. The Company's customers generally order photomasks on an as-needed basis, and substantially all of the Company's net sales in any quarter are dependent on orders received during that quarter. Since the Company operates with little backlog and the rate of new orders may vary significantly from month-to-month, the Company's capital expenditures and expense levels are based primarily on sales forecasts. Consequently, if anticipated sales in any quarter do not occur when expected, capital expenditures and expense levels could be disproportionately high, and the Company's operating results would be adversely affected. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. In addition, in future quarters the Company's operating results could be below the expectations of public market analysts and investors, which, in turn, could materially adversely affect the market prices of the Company's common stock.

The Company's industry is subject to rapid technological change and the Company might fail to remain competitive, which could have a material adverse effect on the Company's business and results of operations.

     The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, the Company will be required to continually anticipate, respond to and utilize changing technologies of increasing complexity in both traditional and emerging markets that it serves. In particular, the Company believes that, as semiconductor geometries continue to become smaller and FPDs become larger with improved performance, it will be required to manufacture increasingly complex photomasks. Additionally, demand for photomasks has been, and could in the future be, adversely affected by changes in methods of fabricating semiconductors and high performance electronics (that could affect the type or quantity of photomasks utilized), such as changes in semiconductor demand that favor field programmable gate arrays and other semiconductor designs that replace application-specific ICs. Additionally, increased market acceptance of alternative methods of IC designs onto semiconductor wafers, such as direct-write lithography, could reduce or eliminate the need for photomasks in the production of semiconductors. As of the end of fiscal 2009, direct-write lithography has not been proven to be a commercially viable alternative to photomasks, as it is considered too slow for high volume semiconductor wafer production. However, should direct-write or any other alternative methods of transferring IC designs to semiconductor wafers without the use of photomasks achieve market acceptance, the Company's business and results of operations would be materially adversely affected. If the Company is unable to anticipate, respond to or utilize these or other changing technologies, due to resource, technological or other constraints, its business and results of operations could be materially adversely affected. Further, should sales volumes decrease based upon the flow of design releases from the Company's customers, the Company may have excess or underutilized production capacity that could significantly impact operating margins, or result in write-offs from asset impairments.

The Company's operations will continue to require substantial capital, which it may be unable to obtain.

     The manufacture of photomasks requires substantial investments in high-end manufacturing capability at existing and new facilities. The Company expects that it will be required to continue to make substantial capital expenditures to meet the technological demands of its customers and to position it for future growth. The Company's capital expenditure payments for fiscal 2010 are expected to be in the range of $45 million to $55 million, of which $10 million was accrued as of November 1, 2009. Further, the Company's credit facility has a limitation on capital expenditure payments. The Company cannot provide assurance that it will be able to obtain the additional capital required in connection with its operations on reasonable terms, if at all, or that any such expenditure will not have a material adverse effect on its business and results of operations.

The Company's agreements with Micron have several risks; should either company not comply or execute under these agreements it could significantly disrupt the Company's business and technology activities which could have a material effect on the Company's operations or cash flows.

     On May 5, 2006, Photronics and Micron entered into a joint venture known as MP Mask. The joint venture develops and produces photomasks for leading-edge and advanced next generation semiconductors. As part of the formation of the joint venture, Micron contributed its existing photomask technology center located at its Boise, Idaho, headquarters to MP Mask and Photronics paid Micron $135.0 million in exchange for a 49.99% interest in MP Mask, a license for photomask technology of Micron and certain supply agreements. The Company invested an additional $2.6 million in 2008 and $3.5 million in 2007 in MP Mask for capital expenditure and working capital purposes, and received distributions from MP Mask of $5.0 million in both 2009 and 2008.

     MP Mask is governed by a Board of Managers, appointed by Micron and Photronics. Since MP Mask's inception, Micron as a result of its majority ownership, has appointed the majority of the managers. The number of managers appointed by each party is subject to change as ownership interests change. Under the operating agreement relating to the MP Mask joint venture, through May 5, 2010, the Company may be required to make additional contributions to the joint venture up to the maximum amount defined in the operating agreement. However, should the Board of Managers determine that additional funding is required, the joint venture shall pursue its own financing. If the joint venture is unable to obtain its own financing it may request additional capital contributions from the Company. Should the Company choose not to make a requested contribution to the joint venture, Photronics' ownership interest may be reduced.

     On May 19, 2009, the Company's capital lease agreement with Micron for the U.S. nanoFab was canceled, at which time Photronics and Micron agreed to enter into a new lease agreement for the U.S. nanoFab building. Under provisions of the new lease agreement, quarterly lease payments were reduced, the lease term was extended, and ownership of the property will not transfer to the Company at the end of the lease term. As a result of the new lease agreement, the Company reduced its lease obligations and the carrying value of its assets under capital leases by approximately $28 million. Including the $28 million reduction in carrying value of assets under capital leases, the Company's total investment to date in the purchase and equipping of the Company's U.S. nanoFab is approximately $157 million. The U.S. nanoFab began production in the second fiscal quarter of 2008.

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

     Historically, the Company has sold a significant proportion of photomasks to a limited number of IC and FPD manufacturers. During fiscal 2009, one customer, Samsung Electronics Co., Ltd., accounted for approximately 19% of the Company's net sales. The Company's five largest customers, in the aggregate, accounted for 42% of net sales in fiscal 2009, 44% in fiscal 2008, and 43% in fiscal 2007. None of the Company's customers has entered into a long-term agreement with the Company requiring them to purchase the Company's products. The loss of a significant customer or any reduction or delay in orders from any significant customer, (including reductions or delays due to customer departures from recent buying patterns), or an unfavorable change in market, economic, or competitive conditions in the semiconductor or FPD industries, could have a material adverse effect on the Company's financial performance and business prospects. The continuing consolidation of semiconductor manufacturers and economic downturn in the semiconductor industry may increase the likelihood of losing a significant customer and have an adverse effect on the Company's financial performance and business prospects.

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

     The Company uses high precision quartz photomask blanks, pellicles, and electronic grade chemicals in its manufacturing processes. There are a limited number of suppliers of these raw materials and, for production of certain high-end photomasks, there is only one available supplier. The Company has no long-term contracts for the supply of these raw materials. Any delays or quality problems in connection with significant raw materials, particularly photomask blanks, could cause delays in shipments of photomasks, which could have a material adverse effect on the Company's business and results of operations. The fluctuation of foreign currency exchange rates with respect to prices of equipment and raw materials used in manufacturing also could have a material adverse effect on the Company's business and results of operations.

The Company faces risks associated with complex manufacturing processes, including the use of sophisticated equipment and manufacturing processes with complex technologies. The inability of the Company to effectively utilize these processes and technologies could have a material adverse effect on its business and results of operations.

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

The Company's debt agreements limit its ability to obtain financing and obligates the Company to repay debt.

     As of November 1, 2009, the Company had $2.6 million outstanding under its revolving credit facility and $27.2 million outstanding under its term loan agreement. The outstanding balance of the revolving credit facility was reduced by $120.2 million during the quarter ended November 1, 2009, primarily with the net proceeds of the Company's 5.5% convertible notes and common stock offerings, and with cash from operations. On June 8, 2009, the Company entered into the aforementioned term loan agreement in the U.S. for $27.2 million, which was used to repay outstanding foreign loans on June 12, 2009. Financial covenants related to these debts include, among others, a Senior Leverage Ratio, Total Leverage Ratio, Minimum Fixed Charge Ratio and minimum six-month EBITDA levels. Existing covenant restrictions limit the Company's ability to obtain additional debt financing and, should Photronics be unable to meet one or more of these covenants, the bank may require the Company to repay the outstanding balances prior to the expiration date of the agreements.

     The Company's ability to comply with the financial and other covenants in its debt agreements may be affected by worsening economic or business conditions, or other events. Should the Company be unable to meet one or more of these covenants, lenders may require the Company to repay its outstanding balances prior to the expiration date of the agreements. The Company cannot assure that additional sources of financing will be available to pay off long-term borrowings to avoid default.  Should the Company default on any of the long-term borrowings, a cross default would occur on other long-term borrowings, unless amended or waived.

The Company's prior and future acquisitions may entail certain operational and financial risks.

     The Company has made significant acquisitions throughout its history. Acquisitions have focused on increasing its manufacturing presence in Asia, including its acquisition of Precision Semiconductor Mask Corporation, a Taiwanese photomask manufacturer, in 2000 and PK Ltd., a Korean photomask manufacturer, in 2001 and increasing its technology base through the MP Mask joint venture between Photronics and Micron in 2006. The Company may make additional acquisitions in the future. Acquisitions place significant demands on the Company's administrative, operational and financial personnel and systems. Managing acquired operations entails numerous operational and financial risks, including difficulties in the assimilation of acquired operations, diversion of management's attention from other business concerns, managing assets in multiple geographic regions, amortization of acquired intangible assets and potential loss of key employees of acquired operations. Sales of acquired operations also may decline following an acquisition, particularly if there is an overlap of customers served by the Company and the acquired operation, and these customers transition to another vendor in order to ensure a second source of supply. Furthermore, the Company may be required to utilize its cash reserves and/or issue new securities for future acquisitions, which could have a dilutive effect on its earnings per share.

The Company's cash flow from operations and current holdings of cash may not be adequate for its current and long term needs.

     The Company's liquidity is highly dependent on its sales volume and the timing of its capital expenditures, (which can vary significantly from period to period), as it operates in a high fixed cost environment. Depending on conditions in the IC semiconductor and FPD market, the Company's cash flows from operations and current holdings of cash may not be adequate to meet the Company's current and long-term needs for capital expenditures, operations and debt repayments. Historically, in certain years the Company has used external financing to fund these needs. Due to conditions in the credit markets, some financing instruments used by the Company in the past may not be currently available to it. The Company is evaluating alternatives to increase its capital, delaying capital expenditures and evaluating further cost reduction initiatives. However, the Company cannot assure that additional sources of financing would be available to it on commercially favorable terms should its capital requirements exceed cash available from operations and existing cash, and cash available under its credit facility.

The Company may incur unforeseen charges related to its 2009 restructurings in China and the U.K. or, it may fail to realize projected benefits related to these or any other possible future facility closures or restructures.

     In order to lower its operating costs and increase its manufacturing efficiencies, the Company ceased the manufacture of photomasks at its facility in Manchester, U.K., in January 2009 and at its facility in Shanghai, China, in July 2009. However, the Company cannot assure that these actions will not result in unforeseen costs, disruptions in its operations, or other negative events that could result in its failing to realize the projected benefits of these restructures.

     The Company also cannot assure that there will not be additional facility closures or other restructurings in the near or long term, nor can it assure that it will not incur significant charges should there be any additional future facility closures or restructures.

The Company operates in a highly competitive industry; should the Company be unable to meet its customers' requirements for product quality, timeliness of delivery or technical capabilities, it could adversely affect the Company's sales.

     The photomask industry is highly competitive, and most of the Company's customers utilize more than one photomask supplier. The Company's competitors include Compugraphics, Inc., Dai Nippon Printing Co., Ltd., Hoya Corporation, SK-Electronics Co., Ltd., Taiwan Mask Corporation, Toppan Printing Co., Ltd. and Toppan Chungwha Electronics Corporation. The Company also competes with semiconductor manufacturers' captive photomask manufacturing operations, some of which market their photomask manufacturing services to outside customers. The Company expects to face continued competition from these and other suppliers in the future. Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources than it does. Also, when producing smaller geometry photomasks, some of the Company's competitors may be able to more rapidly develop, produce, and achieve higher manufacturing yields than the Company. The Company believes that consistency of product quality and timeliness of delivery, as well as price, technical capability, and service, are the principal factors considered by customers in selecting their photomask suppliers. The Company's inability to meet these requirements could have a material adverse effect on its business and results of operations. In the past, competition led to pressure to reduce prices which, the Company believes, contributed to the decrease in the number of independent manufacturers. This pressure to reduce prices may continue in the future.

The Company's substantial international operations are subject to additional risks.

     International sales accounted for approximately 72% of the Company's net sales for fiscal 2009, 77% in fiscal 2008, and 75% in fiscal 2007. The Company believes that maintaining significant international operations requires it to have, among other things, a local presence in the markets in which it operates. This requires significant investments of financial, managerial, operational, and other resources. Since 1996, the Company has significantly expanded its operations in international markets by acquiring existing businesses in Europe, establishing a manufacturing operation in Singapore, acquiring majority equity interests in photomask manufacturing operations in Korea and Taiwan and building a new manufacturing facility for FPD photomasks in Taiwan. As the served market continues to shift to Asia, the Company will continue to assess its manufacturing base and may close or open new facilities to adapt to these market conditions.

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

Changes in foreign currency exchange rates could materially, adversely affect the Company's business, results of operations, or financial condition.

      The Company's financial statements are prepared in accordance with accounting principals generally accepted in the United States of America (U.S. GAAP) and are reported in U.S. dollars. The Company's international operations have transactions and balances denominated in currencies other than the U.S. dollar, primarily the Korean won, New Taiwan dollar, Japanese yen, Singapore dollar, euro, British pound and Chinese renminbi. In fiscal 2009, the Company recorded a net loss of $3.1 million in its statement of operations from changes in foreign currency rates, while its net assets were increased by $10.7 million as a result of the translation of foreign currency financial statements to U.S. dollars. In the event of significant foreign currency fluctuations, the Company's results of operations, financial condition or cash flows may be adversely affected.

The Company's business depends on managerial and technical personnel, who are in great demand, and its inability to attract and retain qualified employees could adversely affect the Company's business and results of operations.

     The Company's success, in part, depends upon key managerial, engineering and technical personnel, as well as its ability to continue to attract and retain additional personnel. The loss of certain key personnel could have a material, adverse effect upon the Company's business and results of operations. There can be no assurance that the Company can retain its key managerial, and technical employees, or that it can attract similar additional employees in the future. The Company believes that it provides competitive compensation and incentive packages to its employees.

The Company may be unable to enforce or defend its ownership and use of proprietary technology, and the utilization of unprotected Company developed technology by its competitors could adversely affect the Company's business, results of operations and financial position.

     The Company believes that the success of its business depends more on its proprietary technology, information and processes, and know-how than on its patents or trademarks. Much of its proprietary information and technology relating to manufacturing processes is not patented and may not be patentable. The Company cannot offer assurance that:

     *  it will be able to adequately protect its technology;

     *  competitors will not independently develop similar technology; or

     *  international intellectual property laws will adequately protect its intellectual property rights.

     The Company may become the subject of infringement claims or legal proceedings by third parties with respect to current or future products or processes. Any such claims, with or without merit, or litigation to enforce or protect its intellectual property rights or to defend itself against claimed infringement of the rights of others could result in substantial costs, diversion of resources, and product shipment delays or, could force the Company to enter into royalty or license agreements rather than dispute the merits of these claims. Any of the foregoing could have a material, adverse effect on the Company's business, results of operations and financial position.

The Company may be unprepared for changes to environmental laws and regulations and may incur liabilities arising from environmental matters.

     The Company is subject to numerous environmental laws and regulations that impose various environmental controls on, among other things, the discharge of pollutants into the air and water and the handling, use, storage, disposal and clean-up of solid and hazardous wastes. Changes in these laws and regulations may have a material, adverse effect on the Company's financial position and results of operations. Any failure by the Company to adequately comply with these laws and regulations could subject it to significant future liabilities.

     In addition, these laws and regulations may impose clean-up liabilities on current and former owners and operators of real property, without regard to fault, so that these liabilities may be joint and several with other parties. In the past, the Company has been involved in remediation activities relating to its properties. The Company believes, based upon current information, that environmental liabilities relating to these activities or other matters are not material to its financial statements. However, there can be no assurances that the Company will not incur any material environmental liabilities in the future.

The Company's production facilities could be damaged or disrupted by a natural disaster or labor strike, either of which could adversely affect its financial position, results of operations and cash flows.

     The Company's facilities in Taiwan are located in a seismically active area. In addition, a major catastrophe such as an earthquake or other natural disaster, labor strikes, or work stoppage at any of the Company's manufacturing facilities could result in a prolonged interruption of its business. Any disruption resulting from these events could cause significant delays in shipments of the Company's products and the loss of sales and customers, which could have a material, adverse effect on the Company's financial position, results of operations, and cash flows.

The Company's sales can be impacted by the health and stability of the general economy, which could adversely affect its operations and cash flows.

     The global recession and other unfavorable changes in general economic conditions in the U.S. or other countries in which the Company does business may have the effect of reducing the demand for photomasks. For example, an economic downturn may lead to a decrease in demand for end products whose manufacturing process involves the use of photomasks, which may result in a reduction in new product design and development by semiconductor manufacturers, which could adversely affect the Company's operations and cash flows.

Changes in the Company's credit standing could adversely affect its financial position.

     The Company's ability to raise debt capital can be materially influenced by acquisitions, dispositions, other investment decisions, and the results of its operations in the near-term. Should the Company's credit standing decline, its cost and ability to raise needed working and investment capital could adversely affect its results of operations and cash flows.

Additional taxes could adversely affect the Company's financial results.

     The Company's tax filings are subjected to audit by tax authorities in the various jurisdictions in which it does business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or through the courts. Currently, the Company believes there are no outstanding assessments whose resolution would result in a material adverse financial result. However, the Company cannot offer assurances that unasserted or potential future assessments would not have a material, adverse effect on its financial condition or results of operations.

The Company's business could be adversely impacted by global or regional catastrophic events.

     The Company's business could be adversely affected by terrorist acts, major natural disasters, widespread outbreaks of infectious diseases, or the outbreak or escalation of wars, especially in the Asian region where the Company generates a significant portion of its international sales. Such events in the geographic regions in which the Company does business, including political tensions within the Korean Peninsula where a major portion of the Company's foreign operations are located, could have material, adverse impacts on its sales volume, cost of raw materials, earnings, cash flows and financial condition.

The fair value of certain warrants issued on the Company's common stock is subject to fluctuations with the market price of the Company's common stock, and may have a material, adverse effect on the Company's results of operations.

     On May 15, 2009, in connection with an amendment to the Company's credit facility, Photronics issued 2.1 million warrants to purchase the Company's common stock, approximately 0.8 million of which were outstanding at November 1, 2009. As a result of certain net cash settleable put provisions, the warrants were recorded as a liability during fiscal 2009 and are subsequently being reported at fair value. The warrants are each exercisable for one share of common stock and have an exercise price of $0.01. Therefore, changes in the market price of the Company's common stock could result in a significant change in the fair value of the warrants, which would result in a charge or credit to other income (expense) in the Company's statements of operations. During the period that the warrants were outstanding in fiscal 2009, the market price of the Company's common stock increased, which resulted in a non-cash loss of $0.3 million. Changes in the market price of the Company's common stock may continue to have a material adverse effect on the Company's results of operations on a non-cash basis.

Certain warrants issued by the Company include a "put" provision, giving the holders the option to sell the warrants to the Company at approximately the market price of the Company's common stock, which may have a material adverse effect on the Company's cash flows.

     The warrants discussed above include a put provision which may be exercised from May 15, 2012 through the expiration of the warrants on May 15, 2014. The put provision is only exercisable if the Company's common stock is not traded on a national exchange or if the Company's credit facility, which matures on January 31, 2011, has not been paid in full by another financing facility (new credit facility, debt and/or an equity securities, or capital contributions) or with other funds. As of November 1, 2009, approximately 768,000 warrants were outstanding that include a put provision. The purchase of a significant amount of the Company's common stock by Photronics under the put provision may have a material adverse effect on the Company's cash flows.

Servicing the Company's debt requires a significant amount of cash, and the Company may not have sufficient cash flow from its operations to pay its indebtedness.

      The Company's ability to make scheduled payments of the principal and interest or to refinance its indebtedness depends on its future performance, which is subject to economic, financial, competitive and other factors beyond the Company's control. The Company's business may not continue to generate sufficient cash flow from operations in the future to service its debt and make necessary capital expenditures. If the Company is unable to generate such cash flow, it may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. The Company's ability to refinance its indebtedness will depend on the capital markets and the Company's financial condition at such time. The Company may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on its debt obligations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     None

ITEM 2.  DESCRIPTION OF PROPERTY

     The following table presents certain information about the Company's photomask manufacturing facilities:

Location	Type of Interest

Allen, Texas	Owned
Boise, Idaho	Leased
Brookfield, Connecticut	Owned
Bridgend, South Wales	Leased
Cheonan, Korea	Owned
Dresden, Germany	Leased
Hsinchu, Taiwan	Leased
Shanghai, China	Owned	(1) (2)
Singapore	Leased
Taichung, Taiwan	Owned	(1)

(1)	The Company owns its manufacturing facilities in Shanghai and Taichung, however, it leases the related land.

(2)	Production at the Shanghai, China facility ceased in July 2009.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED SHAREHOLDERS' MATTERS

     The Common Stock of the Company is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol PLAB. The table below shows the range of high and low sale prices per share for each quarter for fiscal year 2009 and 2008, as reported by NASDAQ.

	High	Low

Fiscal Year Ended November 1, 2009:

Quarter Ended February 1, 2009	$ 2.15	$0.33
Quarter Ended May 3, 2009	1.82	0.65
Quarter Ended August 2, 2009	5.46	1.53
Quarter Ended November 1, 2009	5.49	4.00

Fiscal Year Ended November 2, 2008:

Quarter Ended January 27, 2008	$13.10	$8.91
Quarter Ended April 27, 2008	12.87	8.44
Quarter Ended July 27, 2008	11.16	4.40
Quarter Ended November 2, 2008	4.74	0.39

     On December 29, 2009, the closing sale price for the Common Stock as reported by NASDAQ was $4.54. Based on information available to the Company, the Company believes it has approximately 5,900 shareholders.

     The Company has not paid any cash dividends to date and, for the foreseeable future, anticipates that earnings will continue to be retained for use in its business. Further, the Company's revolving credit facility ("credit facility") precludes it from paying cash dividends.

     The information regarding the Company's equity compensation required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from the Company's 2010 definitive Proxy Statement into Item 12 of Part III of this report.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data is derived from the Company's audited consolidated financial statements. The data should be read in conjunction with the audited consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K (in thousands, except per share amounts):

	Year Ended

	November 1,		November 2,		October 28,	October 29,		October 30,
	2009		2008		2007	2006		2005

OPERATING DATA:

Net sales	$361,353		$422,548		$421,479	$454,875		$440,770

Cost and expenses:
Cost of sales	(304,282)		(349,841)		(321,958)	(307,851)		(295,649)
Selling, general and administrative	(41,162)		(55,167)		(61,507)	(62,215)		(54,295)
Research and development	(15,423)		(17,475)		(17,300)	(27,337)		(32,152)
Consolidation, restructuring and
related charges	(13,557)	(a)	(510)	(d)	-	(15,639)	(g)	-
Impairment of long-lived assets	(1,458)	(b)	(66,874)	(e)	-	-		-
Impairment of goodwill	-		(138,534)	(f)	-	-		-
Gains on sales of facilities	2,034		-		2,254	-		-

Operating income (loss)	(12,495)		(205,853)		22,968	41,833		58,674

Other income (expense):
Interest expense	(22,401)		(11,878)		(5,928)	(11,916)		(10,885)
Investment and other income
(expense), net	(2,208)	(c)	5,562		6,844	15,469		7,556	(h)

Income (loss) before income tax
benefit (provision) and minority interest	(37,104)		(212,169)		23,884	45,386		55,345
Income tax benefit (provision)	(4,323)		2,778		3,178	(10,462)		(10,058)
Minority interest in income of
consolidated subsidiaries	(483)		(1,374)		(2,539)	(5,592)		(6,634)

Net income (loss)	$(41,910)	(a) (b) (c)	$(210,765)	(d) (e) (f)	$24,523	$29,332	(g)	$38,653	(h)

Earnings (loss) per share:

Basic	$(0.97)	(a) (b) (c)	$(5.06)	(d) (e) (f)	$0.59	$0.71	(g)	$1.09	(h)

Diluted	$(0.97)	(a) (b) (c)	$(5.06)	(d) (e) (f)	$0.56	$0.66	(g)	$0.95	(h)

Weighted average number of
common shares outstanding:

Basic	43,210		41,658		41,539	41,369		35,519

Diluted	43,210		41,658		51,282	51,072		45,256

BALANCE SHEET DATA
	As of

	November 1,	November 2,	October 28,	October 29,	October 30,
	2009	2008	2007	2006	2005

Working capital	$ 89,542	$ 66,419	$ 96,606	$ 127,691	$300,557
Property, plant and equipment, net	347,889	436,528	531,578	443,637	412,429
Total assets	663,656	758,007	1,059,780	1,045,683	945,729
Long-term debt	112,137	202,979	191,253	170,288	238,949
Shareholders' equity	399,755	382,782	654,284	614,282	561,875

(a)

Includes consolidation and restructuring charges of $13.6 million ($12.9 million net of tax) in connection with the closures of the Company's Shanghai, China, and Manchester, U.K. manufacturing facilities.

(b)	Includes impairment charge of $1.5 million ($1.1 million net of tax) related to the Company's Manchester, U.K. manufacturing facility.

(c)	Includes non-cash mark-to-market charge of $0.3 million net of tax in connection with warrants issued to purchase the Company's common stock.

(d)	Includes consolidation and restructuring charges of $0.5 million ($0.4 million net of tax) in connection with the closure of the Company's Manchester, U.K. manufacturing facility.

(e)	Includes impairment charge of $66.9 million ($60.9 million net of tax) for certain long-lived assets in Asia and Europe.

(f)	Includes impairment of goodwill charge of $138.5 million ($137.3 million net of tax).

(g)	Includes consolidation and restructuring charges of $15.6 million net of tax in connection with the closure of the Company's Austin, Texas manufacturing and research and development facility.

(h)	Includes early extinguishment charge of $1.7 million in connection with the early redemption of $64.4 million of the Company's 4.75% convertible notes.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended November 1, 2009, November 2, 2008 and October 28, 2007

Overview

     The Company sells substantially all of its photomasks to semiconductor designers and manufacturers, and manufacturers of FPDs. Photomask technology is also being applied to the fabrication of other higher performance electronic products such as photonics, micro-electronic mechanical systems and certain nanotechnology applications. Thus, the Company's selling cycle is tightly interwoven with the development and release of new semiconductor designs and flat panel applications, particularly as it relates to the semiconductor industry's migration to more advanced design methodologies and fabrication processes. The Company believes that the demand for photomasks primarily depends on design activity rather than sales volumes from products produced using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. In addition, the reduced use of customized ICs, reductions in design complexity, other changes in the technology or methods of manufacturing or designing semiconductors, or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks even if demand for semiconductors and FPDs increases. Advances in semiconductor and photomask design and semiconductor production methods could reduce the demand for photomasks. Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices. The semiconductor industry experienced a downturn in 2008 that continued into 2009, which had a negative impact on the Company's 2009 operating results. The Company's 2009 operating results were also negatively impacted by the global recession, which could also impact the Company's 2010 operating results.

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

     The Company is focused on improving its competitiveness by advancing its technology and reducing costs. In addition, the Company increased its high-end manufacturing capability in 2008 with the commencement of production at its nanofab facility ("U.S. nanoFab") in Boise, Idaho. In order to lower its operating costs and increase its manufacturing efficiencies, the Company ceased the manufacture of photomasks at its facility in Manchester, U.K., in January 2009 and at its facility in Shanghai, China, in July 2009.

     As of December 2009, state-of-the-art production for semiconductor masks is considered to be 45 nanometer and lower for ICs, and Generation 8 and above process technologies for FPDs, while 65 nanometer is currently in volume production. Currently, however, 90 nanometer and above geometries and Generation 7 and below process technologies for FPDs constitute the majority of designs being fabricated in volume today. The Company expects 65 nanometer designs to continue to move to wafer fabrication throughout fiscal 2010, and believes it is well positioned to service an increasing volume of this business through investments in manufacturing processes and technology in the global regions where its customers are located.

     The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, the Company will be required to continually anticipate, respond to, and utilize changing technologies. In particular, the Company believes that, as semiconductor geometries continue to become smaller, it will be required to manufacture even more complex optically-enhanced reticles, including optical proximity correction and phase-shift photomasks. Additionally, demand for photomasks has been, and could in the future be, adversely affected by changes in methods of semiconductor manufacturing (which could affect the type or quantity of photomasks utilized), such as changes in semiconductor demand that favor field-programmable gate arrays and other semiconductor designs that replace application-specific ICs. Furthermore, increased market acceptance of alternative methods of transferring circuit designs onto semiconductor wafers, such as direct-write lithography, could reduce or eliminate the need for photomasks. As of the end of fiscal 2009, direct-write lithography has not been proven to be a commercially viable alternative to photomasks, as it is considered too slow for high volume semiconductor wafer production, and the Company has not experienced a significant loss of revenue as a result of alternative semiconductor design methodologies. However, should direct-write or any other alternative methods of transferring IC designs to semiconductor wafers be done without the use of photomasks, the Company's business and results of operations would be materially, adversely affected. If the Company is unable to anticipate, respond to, or utilize these or other changing technologies due to resource, technological or other constraints, its business and results of operations could be materially adversely affected.

     Both revenues and costs have been affected by the increased demand for high-end technology photomasks that require more advanced manufacturing capabilities but generally command higher average selling prices ("ASPs"). The Company's capital expenditure payments for new facilities and equipment aggregated approximately $234 million for the three fiscal years ended November 1, 2009, resulting in significant increases in operating expenses. While the Company intends to continue to make the required investments to support the technological demands of its customers and position itself for future growth, its level of investment, when compared to recent years, decreased significantly in fiscal 2009, and the Company expects that its level of capital expenditures will continue at this reduced level for the next several years.

     The manufacture of photomasks for use in fabricating ICs and other related products built using comparable photomask-based process technologies has been, and continues to be, capital intensive due to the need to maintain a technology-based infrastructure. The Company's integrated global manufacturing network, which consists of nine manufacturing sites, and its employees represent a significant portion of its fixed operating cost base. Should sales volumes decrease based upon the flow of design releases from the Company's customers, the Company may have excess or underutilized production capacity that could significantly impact operating margins, or result in write-offs from asset impairments.

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

     In September 2009 the Company issued approximately 11.1 million shares of its common stock at a price of $4.15 per share. Gross proceeds from the offering were $46.0 million which were reduced by underwriting commissions and other expenses to yield net proceeds of approximately $43.1 million. The net proceeds from the offering were used to reduce outstanding amounts under the Company's credit facility.

     Also in September 2009 the Company issued $57.5 million aggregate principal amount of 5.5% convertible senior notes which mature on October 1, 2014. Note holders may convert each $1,000 principal amount of notes to 196.7052 shares of stock (equivalent to an initial conversion price of approximately $5.08 per share of common stock) on or before September 30, 2014. The conversion rate may be increased in the event of a make-whole fundamental change (as defined in the prospectus supplement filed by the Company on September 11, 2009) and the Company may not redeem the notes prior to their stated maturity date. The net proceeds of the offering were approximately $54.9 million, which were used to reduce outstanding amounts under the Company's credit facility. Concurrent with the issuance of the 5.5% convertible senior notes, the Company issued warrants to Intel Capital Corporation to purchase a total of 750,000 shares of the Company's common stock, 500,000 of which were at an exercise price of $4.15 per share and 250,000 at an exercise price of $5.08 per share. The warrants expire on September 10, 2014, and were issued to Intel Capital Corporation, an affiliate of Intel Corporation, in consideration for an agreement between the Company and Intel Corporation to share technical and operations information regarding the development of the Company's products, the capabilities of the Company's photomask manufacturing lines and the alignment of photomask toolsets. Intel Capital Corporation also invested in the Company's convertible debt offering described above.

     In the third quarter of 2009 the Company ceased the manufacture of photomasks at its Shanghai, China facility. Through the end of fiscal 2009, the Company recorded total restructuring charges related to this action of $10.2 million, including $9.9 million related to asset write-downs, primarily for the Shanghai manufacturing facility whose fair value was determined by management using a market approach. Approximately seventy-five employees were affected by this action. The total after-tax restructuring charge is expected to range between $11 million to $13 million through its completion in fiscal 2010.

     In the first quarter of 2009 the Company ceased the manufacture of photomasks at its Manchester, U.K. facility and in connection therewith, restructuring charges (primarily for termination costs and asset write-downs) of $3.3 million ($2.7 million net of tax) were incurred in fiscal 2009. Approximately eighty-five employees were affected by this action.

     In the third quarter of fiscal 2008, the Company recorded impairment charges of $66.9 million for certain of its long-lived assets and wrote off all $138.5 million of its goodwill (see Note 13 to the consolidated financial statements).

     In the first quarter of 2008 a capital lease agreement commenced for the U.S. nanoFab facility. Quarterly lease payments, which bore interest at 8% were $3.8 million through January 2013. This lease was cancelled in the third fiscal quarter of 2009, at which time the Company and Micron Technologies, Inc. (the lessor) entered into a new lease agreement for the facility. Under the provisions of the new lease agreement, quarterly lease payments were reduced from $3.8 million to $2.0 million, the term of the lease was extended from December 31, 2012 to December 31, 2014, and ownership of the property will not transfer to the Company at the end of the lease term. As a result of the new lease agreement, the Company reduced its lease obligation and the carrying value of its assets under capital leases by approximately $28 million. The lease will continue to be accounted for as a capital lease until the end of its original lease term on December 31, 2012. For the additional two years of the new lease term, the lease will be accounted for as an operating lease. The U. S. nanoFab began production in the second quarter of 2008 and, through the end of fiscal 2009, the Company's total capital investment in the facility was approximately $157 million.

Results of Operations

     The following table represents selected operating information expressed as a percentage of net sales:

	Year Ended

	November 1, 2009	November 2, 2008	October 28, 2007

Net sales	100.0%	100.0%	100.0%
Cost of sales	(84.2)	(82.8)	(76.4)

Gross margin	15.8	17.2	23.6
Selling, general and administrative expenses	(11.4)	(13.1)	(14.6)
Research and development expenses	(4.3)	(4.1)	(4.1)
Consolidation, restructuring and related charges	(3.8)	(0.1)	-
Impairment of long-lived assets	(0.4)	(15.8)	-
Impairment of goodwill	-	(32.8)	-
Gains on sales of facilities	0.6	-	0.5

Operating income (loss)	(3.5)	(48.7)	5.4
Interest expense	(6.2)	(2.8)	(1.4)
Investment and other income (expense), net	(0.6)	1.3	1.6

Income (loss) before income tax benefit
(provision) and minority interest	(10.3)	(50.2)	5.6
Income tax benefit (provision)	(1.2)	0.6	0.8
Minority interest	(0.1)	(0.3)	(0.6)

Net income (loss)	(11.6)%	(49.9)%	5.8%

     Note:All the following tabular comparisons, unless otherwise indicated, are for the fiscal years ended November 1, 2009 (2009), November 2, 2008 (2008) and October 28, 2007 (2007), in millions of dollars.

Net Sales

				Percent Change

	2009	2008	2007	2008 to 2009	2007 to 2008

IC	$272.9	$314.9	$339.4	(13.3)%	(7.2)%
FPD	88.5	107.6	82.1	(17.8)	31.1

Total net sales	$361.4	$422.5	$421.5	(14.5)%	0.3%

     Net sales for 2009 decreased 14.5% to $361.4 million as compared to $422.5 million for 2008. The decrease was primarily associated with the global recession which led to reduced demand for IC and FPD photomasks. Accordingly, sales of IC photomasks decreased by $42.0 million, primarily related to decreases in both units and ASPs for mainstream photomasks, and FPD photomasks decreased by $19.1 million, primarily related to decreased sales of high-end FPD photomasks. High-end photomask applications, which typically have higher ASPs, include photomask sets for IC products using 65 nanometer and below technologies and for FPD products using G7 and above technologies.During 2009, sales of high-end photomasks totaled $77 million as compared to $92 million in 2008. Total sales of high-end FPD photomasks decreased by $22.0 million, while sales of high-end IC photomasks increased by $7.0 million. By geographic area, net sales in 2009 as compared to 2008 decreased by $36.1 million or 13.9% in Asia, increased by $3.0 million or 3.1% in North America, and decreased by $28.0 million or 42.3% in Europe. As a percent of total sales in 2009, sales were 62% in Asia, 28% in North America and 10% in Europe.

     Net sales for 2008 increased 0.3% to $422.5 million as compared to $421.5 million for 2007. The increase is related to increased sales of FPD photomasks of $25.5 million, primarily related to increased sales of high-end FPD photomasks; substantially offset by reduced sales of IC photomasks of $24.5 million associated with decreased units and ASPs for mainstream photomasks.During 2008, sales of high-end photomasks totaled $92 million. By geographic area, net sales in 2008 as compared to 2007 increased by $16.5 million or 6.8% in Asia, decreased by $10.4 million or 9.7% in North America, and decreased by $5.0 million or 7.0% in Europe. As a percent of total sales in 2008, sales were 61% in Asia, 23% in North America and 16% in Europe.

Gross Margin

				Percent Change

				2008 to	2007 to
	2009	2008	2007	2009	2008

Gross margin	$57.1	$72.7	$99.5	(21.5)%	(26.9)%
Gross margin %	15.8%	17.2%	23.6%	-	-

     Gross margin percentage decreased to 15.8% in 2009 from 17.2% in 2008, primarily as a result of a year-over-year decrease in net sales. The Company operates in a high fixed cost environment and, to the extent that the Company's revenues and utilization increase or decrease, gross margin will be positively or negatively impacted.

     Gross margin percentage decreased to 17.2% in 2008 from 23.6% in 2007 primarily due to costs relating to the Company's increased manufacturing base, including costs associated with the U.S. nanoFab which commenced operations in the second fiscal quarter of 2008, and reduced ASPs for IC photomasks, principally mainstream. The decreased gross margin was partially mitigated by increased high-end revenues, primarily for FPD photomasks.

Selling, General and Administrative Expenses

				Percent Change

				2008 to	2007 to
	2009	2008	2007	2009	2008

S,G&A expense	$41.2	$55.2	$61.5	(25.4)%	(10.3)%
% of net sales	11.4%	13.1%	14.6%	-	-

     Selling, general and administrative expenses decreased by $14.0 million to $41.2 million in 2009, compared with $55.2 million in 2008. The decrease was primarily related to reduced compensation costs (due in part, to reduced employee head count), cost reduction programs and to certain U.S. nanoFab costs reported in selling, general and administrative expenses (prior to its commencing production in Q2-08).

     Selling, general and administrative expenses decreased by $6.3 million or 10.3% to $55.2 million in 2008, as compared to $61.5 million in 2007. The decrease was related to certain U.S. nanoFab costs reported in costs of sales since production commenced in the second quarter of fiscal 2008, and reduced compensation expense, due in part to reduced headcount and cost reduction programs.

Research and Development

				Percent Change

				2008 to	2007 to
	2009	2008	2007	2009	2008

R&D expense	$15.4	$17.5	$17.3	(11.7)%	1.0%
% of net sales	4.3%	4.1%	4.1%	-	-

     Research and development expenditures consist primarily of global development efforts of high-end process technologies for advanced sub-wavelength reticle solutions for IC and FPD technologies. Research and development expenses decreased in 2009 as compared to 2008 primarily due to reduced advanced development activity, principally in Asia, as a result of a downturn in the semiconductor industry in fiscal 2009.

Consolidation, Restructuring and Related Charges

     In the third quarter of fiscal 2009, the Company ceased the manufacture of photomasks at its Shanghai, China facility. In connection with this restructuring, the Company recorded a total restructure charge of $10.2 million in fiscal 2009, primarily comprised of impairments of the facility and manufacturing equipment. Approximately 75 employees are expected to be affected by this restructuring. The Company expects the total after tax cost of this restructure to range between $11 million to $13 million through its completion in fiscal 2010. The Company is currently in negotiations to sell its Shanghai, China facility.

     In the first quarter of fiscal 2009, the Company ceased the manufacture of photomasks at its Manchester, U.K. facility. This initiative began with the recording of a $0.5 million charge for the impairment of certain long-lived assets at the facility in the fourth quarter of fiscal 2008, and includes additional charges of $3.3 million incurred in fiscal 2009, primarily for employee termination costs and asset write-downs. Approximately 85 employees were affected by this plan. The total after tax cost of this restructure, which was completed in fiscal 2009, was $3.0 million.

     The Company continues to assess its global manufacturing strategy as its sales volume is dependent upon customer requirements which have become more concentrated in Asia and to a lesser extent in the U.S. This ongoing assessment could result, in the future, in facilities closures, asset redeployment, workforce reductions, and the addition of increased manufacturing facilities, all of which would be predicated by market conditions and customer requirements.

Impairment of Long-Lived Assets

     In the second quarter of fiscal 2009, the Company recorded an impairment charge of $1.5 million to reduce the carrying value of its Manchester, U.K. facility to its estimated fair value, which was determined by management using a market approach.

     As a result of the Company's projected undiscounted future cash flows related to certain of its asset groups (located in Europe and Asia) being less than the carrying value of those assets, the Company recorded an impairment charge of $66.9 million in the third quarter of fiscal 2008. The carrying value of the assets determined to be impaired were reduced to their fair values, determined based upon market conditions, the income approach which utilized cash flow projections, and other factors.

Impairment of Goodwill

     Through the third quarter of fiscal 2008, the Company experienced a sustained, significant decline in its stock price. As a result of the decline in stock price, the Company's market capitalization fell significantly below the recorded value of its consolidated net assets during the third quarter of fiscal 2008. Due to the decrease in its market capitalization and quarterly net losses incurred through the third quarter of fiscal 2008, management tested the Company's goodwill for impairment. The results of the test indicated that there would be no remaining implied value attributable to the Company's goodwill and, accordingly, the Company wrote off all $138.5 million of its goodwill in fiscal 2008.

Gains on Sales of Facilities

     In September 2009, the Company sold its Manchester, U.K. manufacturing facility for $4.3 million and realized a gain of $2.0 million ($1.5 million net of tax). In January 2007, the Company sold its Austin, Texas manufacturing and research and development facility for $5.0 million and realized a gain of $2.3 million.

Other Income (Expense)

	2009	2008	2007

Interest expense	$(22.4)	$(11.9)	$(5.9)
Investment and other income (expense), net	(2.2)	5.6	6.8

Total other income (expense)	$(24.6)	$ (6.3)	$ 0.9

     Interest expense increased in 2009 as compared to 2008 due to increased interest rates associated with increased borrowings on the Company's revolving credit facility coupled with higher interest rates and fees associated with bank amendments in fiscal 2009. The outstanding balance of the Company's variable rate debt was reduced substantially during the quarter ended November 1, 2009 with net proceeds from its common stock and convertible debt offerings. Investment and other income (expense), net decreased in 2009 as compared to 2008, primarily due to less favorable foreign currency transaction results.

     Interest expense increased in 2008 as compared to 2007, primarily as a result of increased interest rates and increased outstanding debt balances. Investment and other income, net decreased in 2008 as compared to 2007, primarily due to reduced interest income associated with lower cash and investment balances, which were offset by increased foreign currency gains.

Income Tax Benefit (Provision)

	2009	2008	2007

Income tax (provision) benefit	$(4.3)	$2.8	$3.2

Effective income tax rate	(11.7)%	1.3%	13.3%

     The income tax provision for the fiscal year ended November 1, 2009 was $4.3 million or 11.7% of the loss before income taxes. The income tax (provision) benefit differs from the amount that would result from applying the federal statutory income tax rate of 35% to the Company's loss before income taxes primarily due to the Company's inability to realize a full income tax benefit in jurisdictions where valuation allowances were recorded.

     In Korea, various investment tax credits have been utilized to reduce the Company's effective income tax rate. The Company's tax returns are subject to periodic examination by the tax authorities in the various jurisdictions in which it operates. The Company regularly assesses the potential outcomes of ongoing and future examinations and has provided accruals for tax contingencies.

     The Company evaluates the recoverability of deferred tax assets from future taxable income and establishes valuation allowances if recovery is deemed not likely. The valuation allowance increased $6.6 million and $8.8 million in fiscal 2009 and 2008, respectively.

     PKLT, the Company's FPD manufacturing facility in Taiwan, is accorded a tax holiday which expires in December 2012. In addition, the Company has been accorded a tax holiday in China which is expected to expire in 2011. The availability of these tax holidays did not have a significant impact on the Company's decision to increase its Asian presence which was in response to fundamental changes taking place in the semiconductor industry that the Company serves. These tax holidays had no dollar or per share effect on the 2009, 2008 or 2007 fiscal years. As semiconductor fabrication has migrated to Asia, in large part from the United States, the Company has followed, in order to avoid a severe loss of business.

Minority Interest in Consolidated Subsidiaries

     Minority interest in consolidated subsidiaries, which represents the minority interest in earnings (losses) principally related to the Company's non-wholly owned subsidiary in Taiwan was $0.5 million in fiscal year 2009 as compared to $1.4 million in fiscal year 2008. The Company's ownership in its subsidiary in Taiwan was 58% at November 1, 2009 and November 2, 2008. The decrease in minority interest expense is primarily due to decreased net income of the Company's non-wholly owned subsidiary in Taiwan. The Company's ownership in its subsidiary in Korea was 99.7% at November 1, 2009 and November 2, 2008.

Liquidity and Capital Resources

	November 1, 2009	November 2, 2008	October 28, 2007

	(in millions)	(in millions)	(in millions)

Cash and cash equivalents	$ 88.5	$ 83.8	$146.0
Short-term investments	0.2	1.3	5.7

Total	$ 88.7	$ 85.1	$151.7

Net cash provided by operating activities	$ 68.1	$ 92.1	$134.7

Net cash used in investing activities	$(24.7)	$(99.2)	$(29.7)

Net cash used in financing activities	$(40.5)	$(47.7)	$(89.8)

     As of November 1, 2009 the Company had cash, cash equivalents and short-term investments of $88.7 million compared to $85.1 million as of November 2, 2008.

      The Company's working capital increased $23.1 million to $89.5 million at the end of fiscal 2009, as compared to $66.4 million at the end of fiscal 2008. The increase was primarily related to decreases in accounts payable resulting from reductions in obligations for accrued capital expenditures, and for a decrease in the current portion of long-term borrowings.

      Cash provided by operating activities was $68.1 million for fiscal 2009, as compared to $92.1 million for fiscal 2008. This decrease was primarily due to increased losses as a result of reduced sales. Cash provided by operating activities was $92.1 million for fiscal 2008, as compared to $134.7 million for fiscal 2007. This decrease was primarily due to a net loss incurred in fiscal 2008 as compared to net income in fiscal 2007, and lower year-over-year accounts payable and accrued liability balances.

     Cash used in investing activities in fiscal 2009 decreased to $24.7 million, as compared to $99.2 million in 2008, primarily due to capital expenditures decreasing year-over-year by $70.1 million. Capital expenditures were higher in fiscal 2008 primarily relating to equipment for the U.S. nanoFab which began production in 2008. Capital expenditures for the 2009, 2008, and 2007 fiscal years were $35.0 million, $105.1 million and $94.1 million, respectively. The Company expects capital expenditure payments for fiscal 2010 to be approximately $45 million to $55 million, primarily related to investment in high-end IC manufacturing capability. Cash used in investing activities in fiscal 2008 increased to $99.2 million, as compared to $29.7 million in 2007, primarily due to a year-over-year decrease in proceeds from the sale of short-term investments of $62.5 million.

     Cash used in financing activities was $40.5 million in fiscal 2009, a decrease of $7.2 million as compared to $47.7 million in fiscal 2008, and is primarily comprised of $133.7 million in net repayments of long-term borrowings. These repayments were primarily made with $98 million in net proceeds from convertible debt and common stock offerings, with cash generated by operations of $18 million and proceeds from the sale of the Manchester facility of $4.3 million. Cash used in financing activities in 2008 was primarily related to the Company's redemptions of its $150.0 million outstanding 2.25% convertible subordinated notes on April 15, 2008, offset in part by $122.5 million net borrowings on its revolver. The decrease in cash used in financing activities in 2009 was primarily attributable to the decrease in the Company's payments to Micron.

     On June 6, 2007, the Company and a group of financial institutions entered into a credit agreement, which allows for borrowings under various currencies. In 2008 and 2009 the credit agreement was amended and on May 15, 2009 the maturity date of the agreement was changed from July 30, 2010 to January 31, 2011 and the aggregate commitment was amended and reduced to $130 million. Per the credit agreement, the bank debt repayments primarily from the net proceeds of the convertible debt and common stock offerings, further reduced the aggregate commitment and as of November 1, 2009 the aggregate commitment was $50 million. On January 31, 2010 the aggregate commitment will be further reduced to $34 million. Amounts borrowed under the credit agreement are secured by substantially all of the Company's assets located in the United States as well as stock held by the Company of certain of its subsidiaries.

     The cash interest rate on the outstanding debt balance is the greater of LIBOR or two percent, plus a spread, as defined. Fourth quarter 2009 payment-in-kind (PIK) interest, which accrues on the outstanding debt balance, is one percent and increases fifty basis points per quarter to a maximum of two and one-half percent. The PIK interest can be paid during the term of the credit facility or at maturity. In addition, the Company entered into a warrant agreement with its lenders for five percent (2.1 million shares) of its common stock. Forty percent of the warrants were exercisable upon issuance, with twenty percent increments exercisable after October 31, 2009, April 30, 2010, and October 31, 2010 at an exercise price of $0.01 per share. Approximately 67,000 warrants were exercised since the warrants were issued. Provisions which allow the Company to cancel up to sixty percent of the outstanding warrants by early payment of defined amounts of the amended credit facility were effectuated during the fourth fiscal quarter of 2009 and, as of the end of fiscal 2009, 0.8 million of these warrants remained outstanding and exercisable. The warrant agreement also includes a net cash settleable put provision exercisable starting in May 2012 and a call provision exercisable starting in May 2013, both of which are exercisable only if the Company's common stock is not traded on a national exchange or if its credit facility, which matures on January 31, 2011, is not paid in full by another financing facility (new credit facility, debt and/or equity securities, or capital contributions) or with other funds. As a result of the aforementioned net cash settleable put provisions, the warrants were recorded as a liability (included in other liabilities) during the quarter ended August 2, 2009 and are subsequently being reported at their fair value.

     In conjunction with the credit facility discussed above, the Company also entered into a term loan agreement in the U.S. dated June 8, 2009 with an aggregate commitment of $27.2 million. The term loan has the same interest rate terms, maturity date and covenants as the credit facility discussed above. In June 2009, the Company borrowed $27.2 million under the term loan and used the proceeds of this facility to repay the remaining outstanding balances of its foreign loans in China. Under the terms of the term loan agreement, $9.1 million is due on January 31, 2010 and the remaining balance is due by January 31, 2011. It is the Company's intention to pay the $9.1 million due on January 31, 2010 by utilizing funds available under its credit facility and, therefore, the Company has classified the $9.1 million as a long-term borrowing as of November 1, 2009.

     The credit facility's financial covenants include, among other items as defined: a Senior Leverage Ratio, Total Leverage Ratio, Minimum Fixed Charge Ratio, Maximum Capital Expenditures limitation, and a six-month minimum EBITDA covenant. Cash received as a result of certain defined events is required to be used to pay down the outstanding loan balance and reduce the available commitment of the credit facility by the same amount. In addition, the credit facility requires Minimum Unrestricted Cash Balances, as defined, at the end of each quarter. Should the Company default on any of its long-term borrowings, a cross default would occur on its other long-term borrowings, unless amended or waived.

     On September 11, 2009 the Company sold, through a public offering, $57.5 million aggregate principal amount of 5.5% convertible senior notes which mature on October 1, 2014. Note holders may convert each $1,000 principal amount of notes to 196.7052 shares of stock (equivalent to an initial conversion price of approximately $5.08 per share of common stock) on or before September 30, 2014. The conversion rate may be increased in the event of a make-whole fundamental change (as defined in the prospectus supplement) and the Company may not redeem the notes prior to their stated maturity date. The net proceeds of the offering were approximately $54.9 million, which were used to reduce outstanding amounts under the Company's credit facility. Concurrent with the issuance of the 5.5% convertible senior notes, on September 11, 2009 the Company also sold, through a public offering, approximately 11.1 million shares of its common stock at a price of $4.15 per share. Gross proceeds from the offering were $46.0 million which were reduced by underwriting commissions and other expenses to yield net proceeds of approximately $43.1 million. The net proceeds from the offering were used to reduce outstanding amounts under the Company's credit facility.

     Net proceeds of the Company's 5.5% convertible debt and common stock offerings of approximately $98 million, cash from operations and proceeds from the sale of the Manchester, U.K. facility of $4.3 million were used to reduce the amount of borrowings under the credit facility from $122.5 million to its November 1, 2009 balance of $2.6 million, which included the above mentioned PIK interest. As of November 1, 2009, the Company's available credit under its credit facility was $50.0 million of which $2.6 million was borrowed and $47.4 million was unused and available. All borrowings under the credit facility are due on January 31, 2011.

     On May 19, 2009, the Company entered into a new lease agreement with Micron (the lessor) for the U.S. nanoFab. Under the provisions of the new lease agreement, quarterly lease payments were reduced and, as compared to the prior lease agreement, resulted in cash savings for the Company of approximately $6.5 million in fiscal 2009.

     The Company's liquidity is highly dependent on its sales volume, cash conversion cycle, and the timing of its capital expenditures, as it operates in a high fixed cost environment. Depending on conditions in the IC semiconductor and FPD market, the Company's cash flows from operations and current holdings of cash may not be adequate to meet its current and long-term needs for capital expenditures, operations and debt repayments. Historically, in certain years the Company has used external financing to fund these needs. Due to conditions in the credit markets, some financing instruments used by the Company in the past may not be currently available to it. The Company is evaluating alternatives to increase its capital, delaying capital expenditures and evaluating further cost reduction initiatives. However, the Company cannot assure that additional sources of financing would be available to it on commercially favorable terms should its capital requirements exceed cash available from operations and existing cash, and cash available under its credit facility.

     At November 1, 2009, the Company had outstanding purchase commitments of approximately $42.0 million, which include approximately $35.0 million related to capital expenditures, primarily for investment in high-end IC manufacturing capability. The Company intends to use its working capital and cash generated from operations to finance its capital expenditures.

Cash Requirements

     The Company's cash requirements in fiscal 2010 will be primarily to fund operations, including capital spending and debt service. The Company believes that its cash on hand, cash generated from operations and amounts available under its credit facility will be sufficient to meet its cash requirements for the next 12 months. The Company regularly reviews the availability and terms on which it might issue additional equity or debt securities in the public or private markets. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed its cash available from operations, existing cash, and cash available under its credit facility.

Contractual Cash Obligations

     The following table quantifies the Company's future contractual obligations as of November 1, 2009:

	Payments Due

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Long-term borrowings	$ 87.3	$ -	$29.8	$57.5	$ -

Operating leases	23.9	2.2	3.2	15.5	3.0

Capital leases	35.2	10.3	22.6	2.3	-

Unconditional purchase obligations	42.0	40.2	1.8	-	-

Interest	24.2	8.7	9.4	6.1	-

Total	$212.6	$61.4	$66.8	$81.4	$3.0

     As of November 1, 2009, the Company had recorded an accrual for tax contingencies of $2.0 million which was not included in the above table due to the high degree of uncertainty regarding the timing of future payments relating to such liabilities, and it was not practical to determine a reasonably reliable estimate of the amount and period when such liabilities might be paid.

Off-Balance Sheet Arrangements

      Under the Operating Agreement relating to the MP Mask joint venture, through May 5, 2010, the Company may be required to make additional capital contributions to the joint venture of up to a maximum amount as defined in the Operating Agreement. Through the end of fiscal year 2009, the Company has contributed $6.1 million to the joint venture, and has received two distributions from the joint venture totaling $10.0 million.

Stock-based Compensation

     Total stock-based compensation expense for the year ended November 1, 2009 was $2.1 million, as compared to $2.6 million for the year ended November 2, 2008, substantially all of which is in selling, general and administrative expenses. No compensation cost was capitalized as part of inventory, and no income tax benefit has been recorded. As of November 1, 2009, total unrecognized compensation cost of $3.0 million is expected to be recognized over a weighted-average amortization period of 3.0 years.

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

Estimates and Assumptions

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in them. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Significant accounting estimates include those used in the testing of long-lived assets for potential impairment, and those used in developing income tax provisions, allowances for uncollectible accounts receivable, inventory valuation allowances, restructuring reserves and valuation models. The Company's estimates are based on the facts and circumstances available at the time they are made. Changes in accounting estimates used are likely to occur from period to period, which may have a material impact on the presentation of the Company's financial condition and results of operations. Actual results reported by the Company may differ from such estimates. The Company reviews these estimates periodically and reflects the effect of revisions in the period in which they are determined.

Fair Value of Financial Instruments

     The fair values of the Company's short-term and long-term investments and its 5.5% convertible senior notes are estimated by management based upon reference to quoted market prices and other available market information. The fair values of the Company's cash and cash equivalents, accounts receivable, accounts payable, certain other current assets and current liabilities, and variable rate borrowings approximate their carrying value due to their short-term maturities.

Derivative Instruments and Hedging Activities

     The Company records derivatives in the consolidated balance sheets as assets or liabilities, measured at fair value. The Company does not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of those derivatives are reported in the consolidated statements of operations, or as accumulated other comprehensive income, a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, among other criteria, the derivative must be a hedge of an interest rate, price, foreign currency exchange rate, or credit risk, expected to be highly effective at the inception of the hedge and be highly effective in achieving offsetting changes in the fair value or cash flows of the hedged item during the term of the hedge, and formally documented at the inception of the hedge. In general, the types of risks hedged are those relating to the variability of future cash flows caused by movements in foreign currency exchange and interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of, and during the term of each hedge.

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

     Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 15 to 40 years, machinery and equipment over 3 to 10 years and furniture, fixtures and office equipment over 3 to 5 years. Leasehold improvements are amortized over the life of the lease or the estimated useful life of the improvement, whichever is less. Judgment and assumptions are used in establishing estimated useful lives and depreciation periods. The Company also uses judgment and assumptions as it periodically reviews property, plant and equipment for any potential impairment in carrying values whenever events such as a significant industry downturn, plant closures, technological obsolescence or other changes in circumstances indicate that their carrying amount may not be recoverable.

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

     The Company tested goodwill for impairment annually and when an event occurred or circumstances changed that would more likely than not have reduced the fair value of a reporting unit below its carrying value. Goodwill was tested for impairment using a two-step process. In the first step, the fair value of the reporting unit was compared to its carrying value. For purposes of testing impairment, the Company is a single reporting unit. If the fair value of the reporting unit exceeded the carrying value of its net assets, goodwill was considered not impaired and no further testing was required. If the carrying value of the net assets exceeded the fair value of the reporting unit, a second step of the impairment test was performed in order to determine the implied fair value of a reporting unit's goodwill. Determining the implied fair value of goodwill required a valuation of the reporting unit's tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of the reporting unit's goodwill exceeded the implied fair value of its goodwill, goodwill was deemed impaired and was written down to the extent of the difference.

     In connection with the Company's latest test, the Company wrote off all of its $138.5 million of goodwill in its third fiscal quarter of 2008.

Impairment of Long-Lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on the Company's judgment and estimates of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the assets.

     The carrying values of the assets determined to be impaired are reduced to their estimated fair values. Fair values of the impaired assets would generally be determined using a market or income approach.

Investment in Joint Venture

     Investments in joint ventures over which the Company has the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net income (loss) of the joint venture. An impairment loss would be recognized whenever a decline in the value of such an investment below its carrying amount is determined to be other than temporary. In judging "other than temporary," the Company would consider the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the investee, and the Company's longer-term intent of retaining the investment in the investee.

Income Taxes

     The income tax (provision) benefit is computed on the basis of the various tax jurisdictions' income or loss before income taxes. Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company uses judgment and assumptions to determine if valuation allowances for deferred income tax assets are required if realization is not likely by considering future market growth, forecasted operations, future taxable income, and the amounts of earnings in the tax jurisdictions in which it operates.

     The Company considers income taxes in each of the tax jurisdictions in which it operates in order to determine its effective income tax rate. Current income tax exposure is identified and temporary differences resulting from differing treatments of items for tax and financial reporting purposes are assessed. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheets. Additionally, the Company evaluates the recoverability of deferred income tax assets from future taxable income and establishes valuation allowances if recovery is deemed not more likely than not. Accordingly, income taxes in the consolidated statements of operations are impacted by changes in the valuation allowance. Significant management estimates and judgment are required in determining any valuation allowance recorded against net deferred tax assets. The Company accounts for uncertain tax positions by recording a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in its tax returns.

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

Stock-based Compensation

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R) "Share-Based Payment" (primarily codified under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC 718)) on October 31, 2005, using the modified prospective method. Subsequently, compensation expense is recognized in the Company's consolidated statements of operations over the service period that the awards are expected to vest. The Company recognizes expense for all stock-based compensation with graded vesting granted on or after October 31, 2005 on a straight-line basis over the vesting period of the entire award. For awards with graded vesting granted prior to October 31, 2005, the Company recognized compensation cost over the vesting period following accelerated recognition as if each underlying vesting date represented a separate award. Stock-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates. Changes in estimated forfeitures are recognized in the period of change and will also impact the amount of expense to be recognized in future periods. The Company adopted the alternative transition method provided in FASB Staff Position No. 123(R)-3 for calculating the tax effects of share-based compensation. Determining the appropriate option pricing model and calculating the grant date fair value of stock-based awards requires considerable judgment, including estimating stock price volatility and the expected term of options granted.

     The Company uses the Black-Scholes option valuation model to value employee stock options. The Company estimates stock price volatility based on daily averages of its historical volatility over a term approximately equal to the grant's estimated option life. The expected term of options and forfeiture rate assumptions are derived from historical data.

Effect of New Accounting Standards

     In September 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13 which provides amended guidance for multiple-deliverable revenue arrangements.  ASU No. 2009-13 changes the criteria for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable. Under ASU No. 2009-13, the selling price for each deliverable in a multiple-deliverable arrangement will, in order of preference and when available, be based on vendor specific objective evidence, third party evidence, or estimated selling price. ASU No. 2009-13 prescribes that estimated selling price be determined in a manner that is consistent with that used to determine the price to sell the deliverable on a stand alone basis, and eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. ASU No. 2009-13 also significantly expands the disclosures related to multiple-deliverable arrangements, and is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 2010 with early adoption permitted. The Company does not expect that the adoption of ASU No. 2009-13 will have a material impact on its consolidated financial statements.

     In August 2009, the FASB issued ASU No. 2009-05 which provides amended guidance for the fair value measurement of liabilities. ASU No.2009-05 clarifies, among other things, that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using valuation techniques specified in the ASU. ASU No. 2009-05 was adopted by the Company on November 2, 2009. The adoption of ASU No. 2009-05 did not have a material impact on the Company's consolidated financial statements.

     In June 2009 the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" (primarily codified under ASC 105). With limited "grandfathered" exceptions, SFAS No. 168 establishes the FASB Accounting Standards Codification, along with rules and interpretative releases of the Securities and Exchange Commission, as being the sources of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to SEC registrants. SFAS No. 168 also superseded SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles" as all of the contents of the FASB Accounting Standards Codification carries the same level of authority, thereby modifying the hierarchy of GAAP to include only two levels: authoritative and non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ended after September 15, 2009. The Company adopted this guidance during the three month period ended November 1, 2009 and its adoption did not materially impact its consolidated financial statements.

     In June 2009 the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (primarily codified under ASC 810). SFAS No. 167 amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis is to identify the primary beneficiary of the variable interest entity as being the enterprise that has certain characteristics described in SFAS No. 167. SFAS No. 167, in addition to other requirements, requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's financial performance and, mandates ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for financial statements issued for fiscal years beginning after November 15, 2009 and interim financial statements within those fiscal years. The Company is currently evaluating the impact, if any, this guidance will have on its consolidated financial statements.

     In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (codified under ASC 470)." FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and is required to be retrospectively applied. The Company adopted this guidance on November 2, 2009. Its adoption had no effect on the Company's consolidated financial statements.

     In February 2008, the FASB issued FSP No. 157-2 "Effective Date of FASB Statement No.157" (codified under ASC 820), which delayed the effective date of FASB Statement No. 157 "Fair Value Measurements" for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected to defer the application of SFAS No. 157 to any nonfinancial assets and nonfinancial liabilities to which it would apply. The deferral expires in the Company's first fiscal quarter of 2010, when the Company will adopt the deferred provisions of this guidance. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

      In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" (codified under ASC 810). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted this guidance on November 2, 2009. Its adoption resulted in the reclassification of its $49.9 million of minority interest in the consolidated balance sheet to equity.

     In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (codified under ASC 805). SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this guidance on November 2, 2009. Its adoption had no effect on its consolidated financial statements.

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

Foreign Currency Exchange Rate Risk

     The Company conducts business in several major international currencies through its worldwide operations and is subject to changes in foreign exchange rates of such currencies. Changes in exchange rates can positively or negatively affect the Company's sales, operating margins and retained earnings. The functional currencies of the Company's Asian subsidiaries are the Korean won, New Taiwan dollar, Singapore dollar and the Chinese renminbi. The functional currencies of the Company's European subsidiaries are the British pound, the euro.

     The Company attempts to minimize its risk of foreign currency transaction losses by producing its products in the same country in which the products are sold (thereby generating revenues and incurring expenses in the same currency), and by managing its working capital. In some instances, the Company may sell or purchase products in a currency other than the functional currency of the country where it was produced. There can be no assurance that this approach will continue to be successful, especially in the event of a significant adverse movement in the value of any foreign currencies against the U.S. dollar. In recent years the Company experienced significant foreign exchange losses on these transactions in its statements of operations.

     The Company's primary net foreign currency exposures as of November 1, 2009 included the Korean won, the Japanese yen, the Singapore dollar, the New Taiwan dollar, the British pound, the euro and the Chinese renminbi. As of November 1, 2009, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $4.8 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations, or cash flows.

     In April, 2006, the Company's Korean subsidiary entered into a foreign currency rate swap contract which, under the terms of the contract, effectively converted a $50 million interest bearing intercompany loan denominated in U.S. dollars to Korean won. The intercompany loan was repaid and the related swap was settled during the year ended November 2, 2008.

Interest Rate Risk

     At November 1, 2009, the Company had $29.8 million in variable rate borrowings, and cash and cash equivalents of $82.6 million which bore interest at variable rates, resulting in approximately $53 million in net variable rate financial assets at November 1, 2009 and approximately $72 million in net variable rate financial liabilities at November 2, 2008 which were subject to interest rate risk. A 10% change in interest rates would not have had a material effect on the Company's consolidated financial position, results of operations, or cash flows in 2009 or 2008.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Photronics, Inc.
Brookfield, Connecticut

     We have audited the accompanying consolidated balance sheets of Photronics, Inc. and subsidiaries (the "Company") as of November 1, 2009 and November 2, 2008 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years ended November 1, 2009, November 2, 2008 and October 28, 2007. We also have audited the Company's internal control over financial reporting as of November 1, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photronics, Inc. and subsidiaries as of November 1, 2009 and November 2, 2008, and the results of their operations and their cash flows for each of the three fiscal years ended November 1, 2009, November 2, 2008 and October 28, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 1, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
January 7, 2010

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	November 1, 2009	November 2, 2008

ASSETS

Current assets:
Cash and cash equivalents	$ 88,539	$ 83,763
Accounts receivable, net of allowance of $2,669 in 2009
and $2,788 in 2008	66,920	68,095
Inventories	14,826	17,548
Deferred income taxes	3,264	2,843
Other current assets	6,448	10,248

Total current assets	179,997	182,497

Property, plant and equipment, net	347,889	436,528
Investment in joint venture	60,945	65,737
Intangibles, net	55,054	62,386
Other assets	19,771	10,859

	$663,656	$758,007

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term borrowings	$ 10,301	$ 20,630
Accounts payable	59,187	69,791
Accrued liabilities	20,967	25,657

Total current liabilities	90,455	116,078

Long-term borrowings	112,137	202,979
Deferred income taxes	1,487	1,813
Other liabilities	9,881	4,739

Total liabilities	213,960	325,609

Minority interest	49,941	49,616

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 53,011 shares issued and outstanding at November 1, 2009 and 41,712 shares issued and outstanding at November 2, 2008	530	417
Additional paid-in capital	432,160	384,502
Retained earnings (deficit)	(26,546)	15,364
Accumulated other comprehensive loss	(6,389)	(17,501)

Total shareholders' equity	399,755	382,782

	$663,656	$758,007

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended

	November 1, 2009	November 2, 2008	October 28, 2007

Net sales	$361,353	$ 422,548	$421,479

Cost and expenses:

Cost of sales	(304,282)	(349,841)	(321,958)

Selling, general and administrative	(41,162)	(55,167)	(61,507)

Research and development	(15,423)	(17,475)	(17,300)

Consolidation, restructuring and related charges	(13,557)	(510)	-

Impairment of long-lived assets	(1,458)	(66,874)	-

Impairment of goodwill	-	(138,534)	-

Gains on sales of facilities	2,034	-	2,254

Operating income (loss)	(12,495)	(205,853)	22,968

Other income (expense):

Interest expense	(22,401)	(11,878)	(5,928)

Investment and other income (expense), net	(2,208)	5,562	6,844

Income (loss) before income tax benefit (provision) and minority interest	(37,104)	(212,169)	23,884

Income tax benefit (provision)	(4,323)	2,778	3,178

Income (loss) before minority interest	(41,427)	(209,391)	27,062

Minority interest in income of consolidated subsidiaries	(483)	(1,374)	(2,539)

Net income (loss)	$(41,910)	$(210,765)	$ 24,523

Income (loss) per share:

Basic	$(0.97)	$(5.06)	$0.59

Diluted	$(0.97)	$(5.06)	$0.56

Weighted average number of common shares outstanding:

Basic	43,210	41,658	41,539

Diluted	43,210	41,658	51,282

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years Ended November 1, 2009, November 2, 2008 and October 28, 2007
(in thousands)

					Accumulated Other Comprehensive Income (Loss)

			Add'l	Retained	Unrealized	Cash	Foreign			Share-
	Common Stock		Paid-In	Earnings	Investment	Flow	Currency			holders'
	Shares	Amount	Capital	(Deficit)	Gains	Hedges	Translation	Other	Total	Equity

Balance at October 29, 2006	41,485	$415	$378,143	$202,652	$675	$(821)	$33,218	$ -	$33,072	$614,282

Comprehensive income:
Net income	-	-	-	24,523	-	-	-	-	-	24,523
Unrealized holding gains					142				142	142
Less: reclassification adjustments	-	-	-	-	(600)	-	-	-	(600)	(600)
Change in fair value of
cash flow hedge	-	-	-	-	-	(1,024)	-	-	(1,024)	(1,024)
Foreign currency translation
adjustment	-	-	-	-	-	-	13,496	-	13,496	13,496
Other	-	-	-	-	-	-	-	(269)	(269)	(269)

Total comprehensive income	-	-	-	-	-	-	-	-	-	36,268
Sale of common stock through
employee stock option and
purchase plans	80	1	972	-	-	-	-	-	-	973
Restricted stock awards,
net of amortization to
compensation expense	70	-	730	-	-	-	-	-	-	730
Stock based compensation expense	-	-	2,031	-	-	-	-	-	-	2,031

Balance at October 28, 2007	41,635	416	381,876	227,175	217	(1,845)	46,714	(269)	44,817	654,284

Comprehensive income:
Net loss	-	-	-	(210,765)	-	-	-	-	-	(210,765)
Unrealized holding losses					(340)	-	-	-	(340)	(340)
Less: reclassification adjustments	-	-	-	-	61	-	-	-	61	61
Amortization of cash flow hedges	-	-	-	-	-	193	-	-	193	193
Foreign currency translation
adjustments	-	-	-	-	-	-	(62,234)	-	(62,234)	(62,234)
Other	-	-	-	-	-	-	-	2	2	2

Total comprehensive loss	-	-	-	-	-	-	-	-	-	(273,083)
Sale of common stock through
employee stock option and
purchase plan	25	-	162	-	-	-	-	-	-	162
Restricted stock awards,
net of amortization to
compensation expense	52	1	1,167	-	-	-	-	-	-	1,168
Stock-based compensation expense	-	-	1,297	-	-	-	-	-	-	1,297
Adoption of FIN 48 adjustment	-	-	-	(1,046)	-	-	-	-	-	(1,046)

Balance at November 2, 2008	41,712	417	384,502	15,364	(62)	(1,652)	(15,520)	(267)	(17,501)	382,782

Comprehensive income:
Net loss	-	-	-	(41,910)	-	-	-	-	-	(41,910)
Unrealized holding gains	-	-	-	-	-	-	-	-	-	-
Less: reclassification adjustments	-	-	-	-	62	-	-	-	62	62
Amortization of cash flow hedges	-	-	-	-	-	576	-	-	576	576
Foreign currency translation
adjustments	-	-	-	-	-	-	10,712	-	10,712	10,712
Other	-	-	-	-	-	-	-	(238)	(238)	(238)

Total comprehensive loss	-	-	-	-	-	-	-	-	-	(30,798)
Sale of common stock through
employee stock option and
purchase plan	28	-	117	-	-	-	-	-	-	117
Restricted stock awards,
net of amortization to
compensation expense	121	1	809	-	-	-	-	-	-	810
Stock-based compensation expense	-	-	1,326	-	-	-	-	-	-	1,326
Common stock issued in public
offering, net	11,084	111	42,986	-	-	-	-	-	-	43,097
Common stock warrants issued	-	-	2,081	-	-	-	-	-	-	2,081
Common stock warrants exercised	66	1	339	-	-	-	-	-	-	340

Balance at November 1, 2009	53,011	$530	$432,160	$(26,546)	$ -	$(1,076)	$(4,808)	$(505)	$(6,389)	$399,755

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended

	November 1, 2009	November 2, 2008	October 28, 2007

Cash flows from operating activities:
Net income (loss)	$(41,910)	$(210,765)	$ 24,523
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization of property,
plant and equipment	76,530	95,931	89,752
Amortization of deferred financing costs and intangible assets	13,944	8,001	8,266
Consolidation, restructuring and related charges - non cash	10,514	510	-
Impairment of long-lived assets	1,458	66,874	-
Impairment of goodwill	-	138,534	-
Stock-based compensation	2,136	2,622	2,890
Minority interest in income of consolidated subsidiaries	483	1,374	2,539
Gains on sales of facilities	(2,034)	-	(2,254)
Deferred income taxes	(2,943)	(1,944)	(961)
Changes in assets and liabilities:
Accounts receivable	2,709	(7,310)	18,370
Inventories	3,111	(2,622)	2,008
Other current assets	3,087	(4,410)	7,528
Accounts payable, accrued liabilities and other	1,063	5,285	(17,968)

Net cash provided by operating activities	68,148	92,080	134,693

Cash flows from investing activities:
Purchases of property, plant and equipment	(34,995)	(105,125)	(94,132)
Return of investment from joint venture	5,000	5,000	-
Proceeds from sale of facility	4,321	-	5,784
Proceeds from sales of short-term investments and other	1,158	3,815	66,304
Purchases of short-term investments and other	(162)	(327)	(4,151)
Investments in joint venture	-	(2,598)	(3,499)

Net cash used in investing activities	(24,678)	(99,235)	(29,694)

Cash flows from financing activities:
Proceeds from long-term borrowings	28,112	139,640	4,303
Repayments of long-term borrowings	(161,841)	(176,009)	(87,084)
Proceeds from debt and equity offerings	103,500	-	-
Payments of expenses related to debt and equity offerings	(5,539)	-	-
Deferred financing costs and other	(4,734)	(3,790)	(527)
Payments to Micron Technology, Inc.	-	(7,500)	(7,500)
Proceeds from exercised stock options	-	-	988

Net cash used in financing activities	(40,502)	(47,659)	(89,820)

Effect of exchange rate changes on cash	1,808	(7,472)	1,445

Net increase (decrease) in cash and cash equivalents	4,776	(62,286)	16,624

Cash and cash equivalents at beginning of year	83,763	146,049	129,425

Cash and cash equivalents at end of year	$ 88,539	$ 83,763	$146,049

Supplemental disclosure of cash flow information:
Change in accrual for purchases of property,
plant and equipment	$(13,551)	$(46,769)	$ 51,582
Capital lease obligation for purchases of property,
plant and equipment	$(28,244)	$ 61,662	$ 19,912
Issuances of common stock warrants	$ 5,320	$ -	$ -

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended November 1, 2009, November 2, 2008 and October 28, 2007
(in thousands, except share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     Photronics, Inc. and its subsidiaries (the "Company" or "Photronics") is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays ("FPDs"), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits ("IC") and a variety of FPDs and, to a lesser extent, other types of electrical and optical components. The Company currently operates principally from nine manufacturing facilities; two of which are located in Europe, two in Taiwan, one in Korea, one in Singapore, and three in the United States. The Company closed its manufacturing facilities in Manchester, United Kingdom and Shanghai, China during the year ended November 1, 2009.

Consolidation

     The accompanying consolidated financial statements include the accounts of Photronics, Inc. and its majority-owned subsidiaries that the Company controls. All significant intercompany balances and transactions have been eliminated in consolidation.

Estimates and Assumptions

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in them. Actual results may differ from such estimates.

Subsequent Events

     The Company has performed an evaluation of subsequent events through January 8, 2010, which is the date these financial statements were issued in Form 10-K.

Derivative Instruments and Hedging Activities

     The Company records derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company does not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of those derivatives are reported in the consolidated statement of operations, or as accumulated other comprehensive income ("OCI"), a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, among other criteria, the derivative must be a hedge for an interest rate, price, foreign currency exchange rate, or credit risk, expected to be highly effective at the inception of the hedge and be highly effective in achieving offsetting changes in the fair value or cash flows of the hedged item during the term of the hedge, and formally documented at the inception of the hedge. In general, the types of risks hedged are those relating to the variability of future cash flows caused by movements in foreign currency exchange and interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of, and during the term of each hedge.

Fiscal Year

     The Company's fiscal year ends on the Sunday closest to October thirty-first, and, as a result, a 53-week year occurs every 5 to 6 years. Fiscal years 2009 and 2007 included 52 weeks; while fiscal year 2008 included 53 weeks. Fiscal year 2010 will include 52 weeks.

Cash and Cash Equivalents

     Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of 3 months or less. The carrying values of cash equivalents approximate their fair values due to the short maturities of these instruments.

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

     Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 15 to 40 years, machinery and equipment over 3 to 10 years and, furniture, fixtures and office equipment over 3 to 5 years. Leasehold improvements are amortized over the life of the lease or the estimated useful life of the improvement, whichever is less. Judgment and assumptions are used in establishing estimated useful lives and depreciation periods. The Company also uses judgment and assumptions as it periodically reviews property, plant and equipment for any potential impairment in carrying values whenever events such as a significant industry downturn, plant closures, technological obsolescence, or other change in circumstances indicate that their carrying amount may not be recoverable.

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

     The Company tested goodwill for impairment annually and when an event occurred or circumstances changed that would more likely than not have reduced the fair value of a reporting unit below its carrying value. Goodwill was tested for impairment using a two-step process. In the first step, the fair value of the reporting unit was compared to its carrying value. For purposes of testing impairment, the Company is a single reporting unit. If the fair value of the reporting unit exceeded the carrying value of its net assets, goodwill was considered not impaired and no further testing was required. If the carrying value of the net assets exceeded the fair value of the reporting unit, a second step of the impairment test was performed in order to determine the implied fair value of a reporting unit's goodwill. Determining the implied fair value of goodwill required a valuation of the reporting unit's tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of the reporting unit's goodwill exceeded the implied fair value of its goodwill, goodwill was deemed impaired and was written down to the extent of the difference. In connection with the Company's latest test, the Company wrote off all of its $138.5 million of goodwill in its third fiscal quarter of 2008.

Impairment of Long-Lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on the Company's judgment and estimates of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the assets.

     The carrying values of assets determined to be impaired are reduced to their estimated fair values. Fair values of any impaired assets would generally be determined using a market or income approach.

Investment in Joint Venture

     Investments in joint ventures over which the Company has the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net income (loss) of the joint venture. An impairment loss would be recognized whenever a decline in the value of such an investment below its carrying amount is determined to be other than temporary. In judging "other than temporary," the Company would consider the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the investee, and the Company's longer-term intent of retaining the investment in the investee.

Income Taxes

     The income tax (provision) benefit is computed on the basis of the various tax jurisdictions' income or loss before income taxes. Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company uses judgment and assumptions to determine if valuation allowances for deferred income tax assets are required if realization is not likely by considering future market growth, forecasted operations, future taxable income, and the mix of earnings in the tax jurisdictions in which it operates.

     The Company considers income taxes in each of the tax jurisdictions in which it operates in order to determine its effective income tax rate. Current income tax exposure is identified and temporary differences resulting from differing treatments of items for tax and financial reporting purposes are assessed. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheets. Additionally, the Company evaluates the recoverability of deferred income tax assets from future taxable income and establishes valuation allowances if recovery is deemed not more likely than not. Accordingly, the income tax provision in the consolidated statements of operations is impacted by changes in the valuation allowance. Significant management estimates and judgment are required in determining any valuation allowance recorded against net deferred tax assets. The Company accounts for uncertain tax positions by recording a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in its tax returns.

Earnings Per Share

     Basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if certain securities or other contracts to issue common stock were exercised or converted.

Stock-Based Compensation

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment" (primarily codified under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718) on October 31, 2005, using the modified prospective method. Subsequently compensation expense is recognized in its consolidated statements of operations over the service period that the awards are expected to vest. The Company recognized expense for all stock-based compensation with graded vesting granted on or after October 31, 2005 on a straight-line basis over the vesting period of the entire award. For awards with graded vesting granted prior to October 31, 2005, the Company recognized compensation cost over the vesting period following accelerated recognition as if each underlying vesting date represented a separate award. Stock-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods. The Company adopted the alternative transition method provided in Financial Accounting Standards Board ("FASB") Staff Position No. 123(R)-3 for calculating the tax effects of share-based compensation. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility and the expected term of options granted.

     The Company uses the Black-Scholes option valuation model to value employee stock awards. The Company estimates stock price volatility based on daily averages of its historical volatility over a term approximately equal to the grant's estimated option life. The expected term of options and forfeiture rate assumptions are derived from historical data.

Research and Development

     Research and development costs are expensed as incurred, and consist primarily of global development efforts of high-end process technologies for advanced sub-wavelength reticle solutions for IC and FPD photomask technologies. Research and development expenses also include the amortization of the carrying value of a technology license agreement with Micron Technologies, Inc. (Micron). Under this technology license agreement, the Company has access to certain photomask technology developed by Micron.

Foreign Currency Translation

     The Company's international subsidiaries maintain their accounts in their respective local currencies. Assets and liabilities of such subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expenses are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments are accumulated and reported in OCI as a separate component of shareholders' equity. The effects of changes in exchange rates on foreign currency transactions, which are included in investment and other income, net, were a loss of $3.1 million in 2009, a gain of $3.8 million in 2008 and a gain of $1.0 million in 2007.

Minority Interest

     Minority interest represents the minority shareholders' proportionate share in the equity of the Company's two majority-owned subsidiaries, PK Ltd. ("PKL") in Korea, and Photronics Semiconductor Mask Corporation ("PSMC") in Taiwan, of which minority shareholders owned approximately 0.3% and 42%, respectively, as of November 1, 2009 and November 2, 2008.

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

     Sales Taxes - The Company presents it revenues in the consolidated statements of income, net of sales taxes, if any (excluded from revenues).

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

	November 1, 2009	November 2, 2008

Land	$ 7,901	$ 8,393
Buildings and improvements	91,167	120,808
Machinery and equipment	1,001,085	1,016,741
Leasehold improvements	7,338	5,813
Furniture, fixtures and office equipment	15,351	17,528
Construction in progress	17,183	6,551

	1,140,025	1,175,834
Less accumulated depreciation and amortization	792,136	739,306

	$ 347,889	$ 436,528

     Property, plant and equipment at November 1, 2009 reflects an approximately $28 million reduction in the carrying value of the Company's assets under capital leases that resulted from the cancellation of the Company's lease agreement with Micron for the U.S. nanoFab facility. Concurrently with this lease cancellation, the Company and Micron entered into a new lease for the facility (see Note 4 for further discussion). This lease will continue to be accounted for as a capital lease through December 31, 2012, at which time it will be accounted for as an operating lease. See Note 7 for further discussion.

     Property under capital leases are included in above property, plant and equipment as follows:

	November 1, 2009	November 2, 2008

Buildings and improvements	$33,621	$61,662
Machinery and equipment	19,912	19,912

	53,533	81,574
Less accumulated amortization	10,876	3,482

	$42,657	$78,092

     The Company capitalized interest expense of $0.5 million during the fiscal year ended November 2, 2008.

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

     As discussed in Note 13 to the consolidated financial statements, the Company wrote off all of its $138.5 million of goodwill during the fiscal year ended November 2, 2008. Intangible assets that do not have indefinite lives are amortized based on their estimated useful lives, which range from 3 to 15 years. Intangible asset amortization is forecasted to range from $4.8 million to $6.0 million per year for the next 5 years.

     Other intangible assets include assets related to the purchase of additional shares of PKL and the investment to form the MP Mask joint venture. Other intangible assets consist of:

As of November 1, 2009	Gross Amount	Accumulated Amortization	Net Amount

Technology license agreement	$59,616	$13,579	$46,037
Customer lists	7,210	2,709	4,501
Supply agreement	6,959	4,907	2,052
Patents	156	59	97
Software and other	5,190	2,823	2,367

	$79,131	$24,077	$55,054

As of November 2, 2008

Technology license agreement	$59,616	$ 9,605	$50,011
Customer lists	7,210	1,490	5,720
Supply agreement	6,959	4,016	2,943
Patents	156	32	124
Software and other	5,569	1,981	3,588

	$79,510	$17,124	$62,386

NOTE 4 - JOINT VENTURE, TECHNOLOGY LICENSE AND OTHER
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

     This joint venture is a variable interest entity primarily because all costs of the joint venture will be passed on to the Company and Micron through purchase agreements they have entered into with the joint venture. The Company determined that, in regards to this variable interest entity ("VIE"), it and Micron are de facto agents as that term was defined in FIN 46(R) (primarily codified under ASC 810) and that Micron is the primary beneficiary of the VIE as it is the de facto agent within the aggregated group of de facto agents (i.e. the Company and Micron) that is the most closely associated with the VIE. The primary reasons the Company concluded that Micron is the most closely associated of the de facto agents to the VIE are that Micron is both the ultimate purchaser of substantially all of the products produced by the VIE and that it is the holder of decision making authority in the ordinary course of business.

     MP Mask is governed by a Board of Managers, appointed by Micron and the Company. Since MP Mask's inception, Micron, as a result of its majority ownership, has appointed the majority of the managers. The number of managers appointed by each party is subject to change as ownership interests change. Under the Operating Agreement relating to the MP Mask joint venture, through May 5, 2010, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount defined in the Operating Agreement. In the event that the Board of Managers determines that additional funding is required, the joint venture will first pursue its own financing and, if it is unable to obtain its own financing, it may request additional capital contributions from the Company. Should the Company choose not to make a requested contribution to the joint venture, its ownership interest may be reduced. The Company received $5 million distributions from MP Mask in both the years ended November 1, 2009 and November 2, 2008. The Company invested $2.8 million in MP Mask during the year ended November 2, 2008, which was used for working capital and capital expenditure purposes.

     The Company's investment in the VIE, which represents its maximum exposure to loss, was $60.9 million and $65.7 million at November 1, 2009 and November 2, 2008, respectively. These amounts are reported in the Company's condensed consolidated balance sheets as "Investment in joint venture".

     The Company has utilized MP Mask for both high-end IC photomask production and research and development purposes. MP Mask charges its variable interest holders based on their actual usage of its facility. MP Mask separately charges for any research and development activities it engages in at the requests of its owners.

     As of November 1, 2009, the Company owed MP Mask $4.3 million and had a receivable from Micron of $3.8 million, both primarily related to the supply agreements. The Company, in 2009, recorded $1.8 million of commission revenue earned under the supply agreements it has with Micron and MP Mask. Amortization of $0.9 million of the supply agreement intangible asset resulted in net earnings related to the supply agreements of $0.9 million in 2009. The recorded commission revenue of $1.8 million represents the excess of $37.9 million in orders received from Micron over the Company's cost of $36.1 million to fulfill the orders through MP Mask. The Company, for certain sales during 2009, also recorded cost of sales in the amount of $4.2 million for photomasks produced by MP Mask for the Company's customers and, incurred outsourcing expenses of $2.0 million from MP Mask for research and development activities and other goods and services purchased by the Company.

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

     In the first quarter of 2008 a capital lease agreement commenced for the U.S. nanoFab facility. Quarterly lease payments, which bore interest at 8% were $3.8 million through January 2013. This lease was cancelled in the third fiscal quarter of 2009, at which time the Company and Micron (the lessor) entered into a new lease agreement for the facility. Under the provisions of the new lease agreement, quarterly lease payments were reduced from $3.8 million to $2.0 million, the term of the lease was extended from December 31, 2012 to December 31, 2014, and ownership of the property will not transfer to the Company at the end of the lease term. As a result of the new lease agreement, the Company reduced its lease obligation and the carrying value of its assets under capital leases by approximately $28 million. The lease will continue to be accounted for as a capital lease until the end of its original lease term. For the additional two years of the new lease term, the lease will be accounted for as an operating lease. The U. S. nanoFab began production in the second quarter of 2008 and, through the end of fiscal 2009, the Company's total capital investment in the facility is approximately $157 million.

NOTE 5 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

	November 1, 2009	November 2, 2008

Income taxes	$ 5,808	$ 8,586
Salaries, wages and related benefits	4,728	5,967
Restructuring	414	1,134
Interest	1,113	984
VAT and other taxes	1,610	1,240
Property taxes	1,225	1,507
Other	6,069	6,239

	$20,967	$25,657

NOTE 6 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

     On May 15, 2009, in connection with an amendment to its credit facility, the Company issued 2.1 million warrants, each exercisable for one share of the Company's common stock at an exercise price of $0.01 per share. Forty percent of the warrants were exercisable upon issuance, and the remaining balance was to become exercisable in twenty percent increments at various points in time after October 31, 2009. As a result of certain net cash settleable put provisions within the warrant agreement, the warrants were recorded as a liability in the Company's consolidated balance sheet. As of the issuance date and for future periods that such warrants remain outstanding, the Company has, and will continue to, adjust the liability based upon the current fair value of the warrants, with any changes in their fair value being recognized in earnings. Due to the warrants' exercise price of $0.01 per share, their fair value will approximate the market price of the Company's common stock. Approximately 1.2 million of these warrants were cancelled as a result of the Company's early repayment of certain amounts under its credit facility during the year ended November 1, 2009 and the associated liability was reduced accordingly (see Note 7 for further discussion).

     The Company was a party to two foreign currency forward contracts which expired during the year ended November 1, 2009, both of which were not accounted for as hedges, as they were economic hedges of intercompany loans denominated in U.S. dollars that were remeasured at fair value and recognized immediately in earnings. A portion of an existing loss on a cash flow hedge in the amount of $0.1 million is expected to be reclassified into earnings during fiscal year 2010.

     The table below presents the effect of derivative instruments on the Company's consolidated balance sheet at November 1, 2009.

Derivatives Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Fair Value

Warrants on common stock	Other liabilities	$3,205

     The table below presents the effect of derivative instruments on the Company's statement of operations for the year ended November 1, 2009.

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives

Warrants on common stock	Investment and other income (expense), net	$ (305)

Foreign exchange contracts	Investment and other income (expense), net	$ 93

NOTE 7 - LONG-TERM BORROWINGS

     Long-term borrowings consist of the following:

	November 1, 2009	November 2, 2008

5.50% convertible senior notes due on October 1, 2014	$ 57,500	$ -

Borrowings under revolving credit facility, which bears interest at a variable rate, as defined (8.00% at November 1, 2009; 6.36% at November 2, 2008)	2,568	122,500

Term loan which bears interest at a variable rate as defined (8.00% at November 1, 2009)	27,204	-

8.0% capital lease obligation payable through January 2013	22,552	53,895

5.6% capital lease obligation payable through October 2012	12,614	16,669

Foreign loans (repaid in 2009):

Revolving loan	-	19,045

Term loan	-	8,204

Short-term loan	-	3,296

	122,438	223,609
Less current portion	10,301	20,630

	$112,137	$202,979

     As of November 1, 2009, long-term borrowings, excluding capital lease obligations, mature as follows: $9,068 in fiscal year 2010, $20,704 in fiscal year 2011, and $57,500 in fiscal year 2014. It is the Company's intention to pay the $9,068 maturing in 2010 by utilizing funds available under its credit facility and, as a result, this amount has been classified as a long-term borrowing.

     As of November 1, 2009, minimum lease payments under the Company's capital lease obligations were as follows:

Fiscal Year:

2010	$12,149
2011	12,531
2012	12,531
2013	2,369

39,580
Less interest	4,414

Net minimum lease payments under capital leases	35,166
Less current portion of net minimum lease payments	10,301

Long-term portion of minimum lease payments	$24,865

     On September 11, 2009 the Company sold, through a public offering, $57.5 million aggregate principal amount of 5.5% convertible senior notes which mature on October 1, 2014. Note holders may convert each $1,000 principal amount of notes to 196.7052 shares of stock (equivalent to an initial conversion price of approximately $5.08 per share of common stock) on September 30, 2014. The conversion rate may be increased in the event of a make-whole fundamental change (as defined in the prospectus supplement filed by the Company on September 11, 2009) and the Company may not redeem the notes prior to their maturity date. The net proceeds of the convertible senior notes offering were approximately $54.9 million, which were used to reduce outstanding amounts under the Company's credit facility.

     On June 6, 2007, the Company and a group of financial institutions entered into a credit agreement, which allows for borrowings under various currencies. In 2008 and 2009 the credit agreement was amended and on May 15, 2009 the maturity date of the agreement was changed from July 30, 2010 to January 31, 2011 and the aggregate commitment was amended and reduced to $130 million. Per the credit agreement, the bank debt repayments primarily from the net proceeds of the convertible debt and common stock offerings, further reduced the aggregate commitment and as of November 1, 2009 the aggregate commitment was $50 million. On January 31, 2010 the aggregate commitment will be further reduced to $34 million. Amounts borrowed under the credit agreement are secured by substantially all of the Company's assets located in the United States as well as stock held by the Company of certain of its subsidiaries.

     The cash interest rate on the outstanding debt balance is the greater of LIBOR or two percent, plus a spread, as defined. Fourth quarter 2009 payment-in-kind (PIK) interest, which accrues in the outstanding debt balance, is one percent and increases fifty basis points per quarter to a maximum of two and one-half percent. The PIK interest can be paid during the term of the credit facility or at maturity. In addition, the Company entered into a warrant agreement with its lenders for 2.1 million shares of its common stock. Forty percent of the warrants were exercisable upon issuance, with twenty percent increments exercisable after October 31, 2009, April 30, 2010, and October 31, 2010 at an exercise price of $0.01 per share. In fiscal 2009, approximately 0.1 million warrants were exercised and 1.2 million were cancelled in connection with the Company's early repayment of a portion of the outstanding balance under its credit facility. At November 1, 2009, 0.8 million of these warrants remained outstanding and exercisable. The warrant agreement also includes a net cash settleable put provision exercisable starting in May 2012 and a call provision exercisable starting in May 2013, both of which are exercisable only if the Company's common stock is not traded on a national exchange or if its credit facility, which matures on January 31, 2011, is not paid in full by another financing facility (new credit facility, debt and/or equity securities, or capital contributions) or with other funds. As a result of the aforementioned net cash settleable put provisions, the warrants were recorded as a liability (included in other liabilities) and are subsequently reported at their fair value.

     The credit facility's financial covenants include, among other items as defined: a Senior Leverage Ratio, Total Leverage Ratio, Minimum Fixed Charge Ratio, Maximum Capital Expenditures limitation, and a six-month minimum EBITDA covenant. Cash received as a result of certain defined events is required to be used to pay down the outstanding loan balance and reduce the available credit facility by the same amount. In addition, the credit facility prohibits the payment of dividends and requires Minimum Unrestricted Cash Balances, as defined, at the end of each quarter.

     Net proceeds of the Company's 5.5% convertible debt and common stock offerings of approximately $98 million, cash from operations of $18 million and proceeds from the sale of the Manchester, U.K. facility of $4.3 million were used to reduce the credit facilities outstanding balance from $122.5 million at November 2, 2008 to its November 1, 2009 balance of $2.6 million, which included the above mentioned PIK interest. The Company's available credit under its credit facility has been reduced to $50.0 million, $47.4 million of which is unused at November 1, 2009, and all of which is due on January 31, 2011.

     In addition to the credit facility discussed above, the Company also entered into a term loan agreement in the U.S. dated June 8, 2009 with an aggregate commitment of $27.2 million. The term loan has the same interest rate terms, maturity date and covenants as the credit facility discussed above. In June 2009, the Company borrowed $27.2 million under the term loan and used the proceeds of this loan to repay the remaining outstanding balances of its foreign loans in China. Under the terms of the term loan agreement, $9.1 million is due on January 31, 2010 and the remaining balance is due by January 31, 2011. It is the Company's intention to pay the $9.1 million due on January 31, 2010 by utilizing funds available under its credit facility and, therefore, the Company has classified the $9.1 million as a long-term borrowing.

     As of November 2, 2008, foreign loans were in China, and consisted of a term and revolving debt credit facility and a short-term loan, which were fully outstanding, and amounted to RMB 186 million ($27.2 million) and RMB 22.5 million ($3.3 million), respectively. Interest rates were variable and based on the People's Bank of China base rate, plus a spread, as defined. The short-term credit line was repaid in March 2009 and the term and revolving debt credit facility were repaid with the proceeds of the term loan entered into in June 2009.

     In the first quarter of 2008 a capital lease agreement commenced for the U.S. nanoFab facility. Quarterly lease payments, which bore interest at 8% were $3.8 million through January 2013. This lease was cancelled in the third fiscal quarter of 2009, at which time the Company and Micron (the lessor) entered into a new lease agreement for the facility. Under the provisions of the new lease agreement, quarterly lease payments were reduced from $3.8 million to $2.0 million, the term of the lease was extended from December 31, 2012 to December 31, 2014, and ownership of the property will not transfer to the Company at the end of the lease term. As a result of the new lease agreement, the Company reduced its lease obligation and the carrying value of its assets under capital leases by approximately $28 million. The lease will continue to be accounted for as a capital lease until the end of its original lease term. For the additional two years of the new lease term, the lease will be accounted for as an operating lease. As of November 1, 2009, total capital lease amounts payable were $25.8 million, of which $22.5 million represented principal and $3.3 million represented interest.

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

     Interest payments were $20.8 million, $12.5 million and $8.1 million in fiscal 2009, 2008 and 2007, respectively; including deferred financing cost payments of $6.5 million, $1.6 million and $0.5 million in fiscal 2009, 2008 and 2007, respectively.

Note 8 - Common Stock Warrants

     On September 10, 2009 the Company entered into two warrant agreements with Intel Capital Corporation to purchase a total of 750,000 shares of the Company's common stock. Under one warrant agreement 500,000 shares of the Company's common stock can be purchased at an exercise price of $4.15 per share and under the second warrant agreement 250,000 shares of the Company's common stock can be purchased at an exercise price of $5.08 per share. The warrant agreements expire on September 10, 2014. Also on September 10, 2009 the Company and Intel Corporation entered into an agreement to share technical and operations information regarding the development of the Company's products, the capabilities of the Company's photomask manufacturing lines and the alignment of photomask toolsets. Intel Capital Corporation also invested in the Company's convertible debt offering. The warrants were recorded at their fair value on their date of grant, which was determined using the Black-Scholes option pricing model.

     In conjunction with the May 15, 2009 amendment to its credit facility, the Company also entered into a warrant agreement with its lenders. See Note 7 for further discussion of these warrants.

NOTE 9 - OPERATING LEASES

     The Company leases various real estate and equipment under non-cancelable operating leases. Rental expense under such leases amounted to $3.6 million in fiscal 2009, $3.1 million in fiscal 2008 and $3.4 million in fiscal 2007. As discussed in Note 7, the Company entered into a new lease agreement for the U.S. nanoFab, under which the lease will be accounted for as a capital lease through December 31, 2012 (the end date of its original lease term) and, thereafter, as an operating lease through its expiration on December 31, 2014.

     Future minimum lease payments under non-cancelable operating leases (including lease payments in 2013 and 2014 for the U.S. nanoFab facility discussed above) with initial or remaining terms in excess of one year at November 1, 2009 follow:

2010	$ 2,157
2011	1,715
2012	1,473
2013	7,112
2014	8,427
Thereafter	3,031

$23,915

     See Note 7 for disclosures related to the Company's capital lease obligations.

NOTE 10 - STOCK-BASED COMPENSATION

     In March 2007, shareholders approved a new stock-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to, shares of the Company's common stock may be granted from shares authorized but unissued, shares previously issued and reacquired by the Company, or both. A maximum of three million shares of common stock may be issued under the Plan. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. The Company incurred compensation cost under the Plan of $2.0 million, $2.6 million and $2.9 million for fiscal 2009, 2008 and 2007, respectively. No compensation cost was capitalized as part of inventory, no income tax benefits were recorded, and no equity awards were settled in cash during the periods presented.

Stock Options

     Option awards generally vest in one to four years, and have a ten year contractual term. All incentive and non-qualified stock option grants must have an exercise price no less than the market value of the underlying common stock on the date of grant. The option and share awards provide for accelerated vesting if there is a change in control as defined in the Plan.

     The grant date fair value of options is generally based on the closing price on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's stock. The Company uses historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that the options granted are expected to remain outstanding. The risk-free rate of return for the estimated life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The weighted average assumptions used for fiscal 2009, 2008 and 2007 are presented in the following table:

	Year Ended

	November 1, 2009	November 2, 2008	October 28, 2007

Volatility	69.8%	43.1%	52.4.%

Risk-free rate of return	1.9 - 2.5%	2.99%	4.5%

Dividend yield	0.0%	0.0%	0.0%

Expected term	4.7 years	4.7 years	4.6 years

     A summary of option activity under the Plan as of November 1, 2009 and changes during the year then ended is presented as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at November 2, 2008	2,172,207	$18.21
Granted	1,350,250	0.77
Exercised	-	-
Cancelled and forfeited	(188,599)	15.75

Outstanding at November 1, 2009	3,333,858	$11.21	6.4 years	$4,618

Exercisable at November 1, 2009	1,819,039	$18.79	4.4 years	$ 18

Expected to vest as of November 1, 2009	1,447,196	$ 1.92	8.9 years	$4,458

     The weighted average grant date fair value of options granted during the fiscal years 2009, 2008 and 2007 was $0.44, $1.86 and $7.15 respectively. The total intrinsic value of options exercised during fiscal years 2009, 2008, and 2007 was $0.0 million, $0.0 million, and $0.1 million, respectively. A summary of the status of the Company's non-vested options as of November 1, 2009 is presented below:

Non-vested Options	Shares	Weighted Average Fair Value at Grant Date

Non-vested at November 2, 2008	418,763	$6.92
Granted	1,350,250	0.44
Vested	(141,769)	7.47
Cancelled and forfeited	(112,425)	7.07

Non-vested at November 1, 2009	1,514,819	$1.09

     As of November 1, 2009 the total compensation cost for non-vested option awards not yet recognized was approximately $1.2 million. That cost is expected to be recognized over a weighted average amortization period of 1.8 years.

Restricted Stock

     The Company periodically grants restricted stock awards. The restrictions on these awards lapse over a service period that has ranged from less than one to eight years. The weighted average grant date fair value of restricted stock grants during the fiscal years 2009, 2008 and 2007 was $0.76, $11.72 and $13.75, respectively. The total value of awards for which restrictions lapsed during fiscal years 2009, 2008 and 2007 was $0.3 million, $0.6 million and $0.1 million, respectively. As of November 1, 2009, the total compensation cost for non-vested option awards not yet recognized was approximately $1.9 million. That cost is expected to be recognized over a weighted average amortization period of 3.7 years. A summary of the status of the Company's non-vested restricted shares as of November 1, 2009 is presented as follows:

Restricted Stock	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at November 2, 2008	292,675	$14.60
Granted	75,000	0.76
Vested	(121,203)	7.70
Cancelled and forfeited	(76,187)	15.49

Outstanding at November 1, 2009	170,285	$13.02	3.0 years	$712

Expected to vest as of November 1, 2009	148,897	$12.69	2.9 years	$622

Employee Stock Purchase Plan

     The Company's Employee Stock Purchase Plan ("ESPP") permits employees to purchase shares at 85% of the lower of the fair market value at the commencement of the offering or the last day of the payroll payment period. A total of 900,000 shares are currently available for purchase under the ESPP. The vesting period for the ESPP is approximately one year. Under the ESPP 777,490 shares had been issued through November 1, 2009 and an additional 143,965 shares are subject to outstanding subscriptions.

NOTE 11 - EMPLOYEE RETIREMENT PLANS

     The Company maintains a 401(k) Savings and Profit Sharing Plan ("401(k) Plan") which covers all full-time domestic employees who have completed 3 months of service and are 18 years of age or older. Under the terms of the 401(k) Plan, employees may contribute up to 50% of their salary, subject to certain maximum amounts, which will be matched by the Company at 50% of the employee's contributions, which are not in excess of 4% of the employee's compensation. Employee and employer contributions vest fully upon contribution. Employer contributions amounted to $0.2 million in fiscal 2009, $0.5 million in fiscal 2008 and $0.4 million in fiscal 2007.

     The Company's international subsidiaries maintain retirement plans for their employees, which vary by country. The obligations and cost of these plans are not significant to the Company's consolidated financial statements.

NOTE 12 - CONSOLIDATION, RESTRUCTURING AND RELATED CHARGES

2009 Restructurings

Shanghai, China Facility

      During the three months ended August 2, 2009, the Company ceased the manufacture of photomasks at its Shanghai, China facility. In connection with this restructuring, the Company recorded a total restructure charge of $10.2 million, including $9.9 million for asset write-downs, principally related to the Company's manufacturing facility. The fair value of the assets written down was determined by management using a market approach. Approximately 75 employees were affected by this restructuring.

     The Company expects the total after tax cost of this restructure to range between $11 million to $13 million through its expected completion in 2010. The following table sets forth the Company's restructuring reserve as of November 1, 2009 relating to its Shanghai, China facility, and reflects the activity affecting the reserve for the year then ended.

	Year Ended November 1, 2009

	November 3, 2008	Charges	Utilized	November 1, 2009

Asset write-downs	$ -	$ 9,908	$ (9,908)	$ -

Other	-	324	(190)	134

	$ -	$10,232	$(10,098)	$134

     The Company is currently in negotiations to sell its Shanghai, China facility.

Manchester, U.K. Facility

     During the three months ended February 1, 2009, the Company ceased the manufacture of photomasks at its Manchester, U.K. facility, and in connection therewith incurred restructuring charges of $3.3 million in fiscal 2009, primarily for employee termination costs and asset write-downs. Approximately 85 employees were affected by this plan, which was completed in the fourth quarter of fiscal 2009. The following table sets forth the Company's 2009 restructuring reserve related to its Manchester, U.K. facility as of November 1, 2009, and reflects the activity affecting the reserve for the year then ended.

	Year Ended November 1, 2009

	November 3, 2008	Charges	Utilized	November 1, 2009

Employee terminations	$ -	$2,375	$(2,375)	$ -

Asset write-downs and other	-	950	(950)	-

	$ -	$3,325	$(3,325)	$ -

Prior Restructurings

     In May 2006, the Company closed its Austin, Texas manufacturing and research and development facility, and in March 2003 closed its Phoenix, Arizona manufacturing facility. The following tables set forth the Company's restructuring reserves as of November 1, 2009, November 2, 2008, and October 28, 2007, and reflect the activity affecting the reserves for the years then ended.

	Year Ended November 1, 2009

	November 3,			November 1,
	2008			2009
	Balance	Charges	Utilized	Balance

Manufacturing capacity reduction and other	$1,134	$ -	$(854)	$280

Total	$1,134	$ -	$(854)	$280

	Year Ended November 2, 2008

	October 29,			November 2,
	2007			2008
	Balance	Charges	Utilized	Balance

Manufacturing capacity reduction and other	$1,687	$ -	$(553)	$1,134

Total	$1,687	$ -	$(553)	$1,134

	Year Ended October 28, 2007

	October 30,			October 28,
	2006			2007
	Balance	Charges	Utilized	Balance

Manufacturing capacity reduction and other	$2,528	$ -	$(841)	$1,687

Workforce reductions	126	-	(126)	-

Total	$2,654	$ -	$(967)	$1,687

NOTE 13 - IMPAIRMENTS OF GOODWILL AND LONG-LIVED ASSETS

     The Company, as of July 27, 2008, the Company performed an interim impairment test of its goodwill and certain of its long-lived assets (principally machinery and equipment, and buildings and improvements) due to events and changes in circumstances through the third quarter of fiscal 2008 that indicated an impairment might have occurred.

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

Goodwill

     The Company tested goodwill for impairment annually and if an event occurred or circumstances changed that would more likely than not have reduced the fair value of a reporting unit below its carrying value. Goodwill was tested for impairment using a two-step process. In the first step, the fair value of the reporting unit was compared to its carrying value. The Company, for purposes of testing its goodwill for impairment, was a single reporting unit. If the fair value of the reporting unit exceeded the carrying value of its net assets, goodwill was considered not impaired and no further testing was required. If the carrying value of the net assets exceeded the fair value of the reporting unit, a second step of the impairment test was performed in order to determine the implied fair value of a reporting unit's goodwill. Determining the implied fair value of goodwill required a valuation of the reporting unit's tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of the reporting unit's goodwill exceeded the implied fair value of its goodwill, goodwill was deemed impaired and was written down to the extent of the difference.

     Through the third quarter of fiscal 2008, the Company experienced a sustained, significant decline in its stock price. As a result of the decline in stock price, the Company's market capitalization fell significantly below the recorded value of its consolidated net assets during the third quarter of fiscal 2008. Accordingly, in the third quarter of fiscal 2008, the Company performed an assessment of goodwill for impairment. Based on the results of the Company's initial assessment of impairment of its goodwill, it was determined that the consolidated carrying value of the Company exceeded its estimated fair value. Therefore, the Company performed a second step of the impairment test to determine the implied fair value of its goodwill. The result of the analysis indicated that there would be no remaining implied value attributable to the Company's goodwill and, accordingly, the Company wrote off all of its $138.5 million of goodwill as of July 27, 2008.

     In performing the goodwill assessment, the Company used current market capitalization, discounted cash flows and other factors as the best evidence of fair value. There are inherent uncertainties in an analysis of goodwill for impairment and management judgment is required.

Long-Lived Assets

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

NOTE 14 - INCOME TAXES

     The income (loss) before income taxes and minority interest consists of the following:

	Year Ended

	November 1, 2009	November 2, 2008	October 28, 2007

United States	$(35,228)	$(32,880)	$16,529
Foreign	(1,876)	(179,289)	7,355

	$(37,104)	$(212,169)	$23,884

     The income tax provision (benefit) consists of the following:

	Year Ended

	November 1, 2009	November 2, 2008	October 28, 2007

Current:
Federal	$ -	$ -	$(8,430)
State	-	-	-
Foreign	7,266	(834)	6,213

	7,266	(834)	(2,217)
Deferred:
Federal	-	-	-
State	-	-	-
Foreign	(2,943)	(1,944)	(961)

	(2,943)	(1,944)	(961)

Total	$4,323	$(2,778)	$(3,178)

     The income tax (benefit) provision differs from the amount computed by applying the statutory U.S. federal income tax rate to the income before taxes as a result of the following:

	Year Ended

	November 1, 2009	November 2, 2008	October 28, 2007

U.S. federal income tax at statutory rate	$(12,986)	$(74,259)	$ 8,359
Goodwill and other impairments	-	42,416	-
Distributions from foreign subsidiaries	10,203	10,937	-
State income taxes, net of federal benefit	(447)	(1,255)	108
Change in valuation allowance	6,585	8,757	2,399
Foreign tax rate differential	1,917	9,982	(6,973)
Resolution and settlement of tax matters	(1,218)	(192)	(7,394)
Other, net	269	836	323

	$ 4,323	$ (2,778)	$(3,178)

     During the fiscal years ended November 1, 2009 and October 28, 2007, the Company recorded tax benefits in the amounts of $1.2 million and $7.4 million, respectively, relating to the resolutions and settlements of U.S. and foreign tax matters that were associated with uncertain tax positions in prior years.

     The net deferred income tax asset consists of the following:

	November 1, 2009	November 2, 2008

Deferred income tax assets:

Reserves not currently deductible	$ 6,455	$4,369
Net operating losses	65,123	52,143
Alternative minimum tax credits	2,926	2,926
Tax credit carryforwards	4,495	10,051
Other	4,531	4,175

	83,530	73,664
Valuation allowance	(54,734)	(48,149)

	28,796	25,515
Deferred income tax liabilities:

Property, plant and equipment	(16,169)	(15,921)
Investments and other	(1,139)	(1,139)
Other	(824)	(1,307)

	(18,132)	(18,367)

Net deferred income tax asset	$10,664	$7,148

Reported as:

Current deferred tax assets	$ 3,264	$2,843
Long-term deferred tax assets	8,887	6,118
Long-term deferred tax liabilities	(1,487)	(1,813)

	$10,664	$7,148

     On July 13, 2006, the FASB issued FASB Interpretation Number 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (SFAS 109) (primarily codified under ASC 740). The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for under ACS 740. The Company adopted this guidance as of the beginning of its 2008 fiscal year. The total amount of the liability accrued for unrecognized tax benefits as of the adoption date was approximately $3.9 million, which includes interest and penalties. As compared to the Company's historical approach, the application of this guidance resulted in a net increase to accrued income taxes payable of approximately $1.0 million (including interest and penalties of approximately $0.2 million), and a decrease to retained earnings of the same amount. In addition, the majority of the liability for unrecognized tax benefits was reclassified from accrued income taxes to other long-term liabilities on the Company's consolidated balance sheet. As of the date of adoption of this guidance the Company has elected to include any applicable interest and penalties related to uncertain tax positions in its income tax provision in its consolidated statements of operations. The gross unrecognized tax benefits for income taxes associated with uncertain tax positions totaled approximately $2.0 million (including interest and penalties of $0.4 million) and $3.1 million (including interest and penalties of $1.1 million) at November 1, 2009 and November 2, 2008, respectively. If recognized, the benefits would favorably affect the Company's effective tax rate in future periods. As of November 1, 2009, the Company believes it is not reasonably possible that the total amounts of unrecognized benefits will significantly increase or decrease in the next twelve months. Currently, the statutes of limitations remain open subsequent to and including 2006 in the U.S., 2007 in the U.K., 2008 in Germany and 2005 in Korea.

     A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended

	November 1, 2009	November 2, 2008

Balance at beginning of year	$1,988	$2,280

Decreases for tax positions in prior years	-	(301)

Additions based on current year tax positions	377	294

Settlements	(685)	(194)

Lapse of statutes of limitations	(107)	(91)

Balance at end of year	$1,573	$1,988

     As of November 1, 2009 the Company had available U.S. Federal tax operating loss and tax credit carryforwards subject to expiration as follows:

Year of Expiration	Operating Losses	Tax Credits

2018	$ -	$1,272
2022	7,797	-
2023	36,242	-
2024	22,325	300
2025	12,130	510
2026	4,888	378
2027	1,506	138
2028	7,529	114
2029	12,630	-

	$105,047	$2,712

     The Company has established a valuation allowance for a portion of its deferred tax assets, because it is more likely than not that a portion of its net operating loss carryforwards may expire prior to utilization. The valuation allowance increased by $6.6 million, $8.8 million and $2.4 million in fiscal 2009, 2008 and 2007, respectively.

     As of November 1, 2009, the Company had $2.9 million of alternative minimum tax credit carryforwards that are available to offset future federal taxes payable. The Company also has state tax credits available of $1.8 million which, if they are not utilized, will begin to expire in 2010.

     As of November 1, 2009, the undistributed earnings of foreign subsidiaries included in consolidated retained earnings amounted to $81.2 million. During 2008 a decision was made to not indefinitely reinvest earnings in certain foreign jurisdictions. For the year ended November 2, 2008, $12 million of earnings that were previously considered to be permanently reinvested in foreign operations were determined to no longer be indefinitely reinvested. This decision resulted in no impact to the consolidated statement of operations since the Company has a full valuation allowance against its net U.S. deferred tax assets. The remaining undistributed earnings of foreign subsidiaries are considered to be permanently reinvested. Accordingly, no provision has been made for taxes due on the remittance of these earnings. Should the Company elect in the future to repatriate the foreign earnings so invested, it may incur additional income tax expense on those foreign earnings.

     PKLT, the Company's FPD manufacturing facility in Taiwan, is accorded a tax holiday, which expires in December 2012. In addition, the Company has been accorded a tax holiday in China which is expected to expire in 2011. These tax holidays had no dollar or per share effect in the fiscal years ended November 1, 2009, November 2, 2008 and October 28, 2007. In Korea, various investment tax credits have been utilized to reduce the Company's effective income tax rate.

     Income tax payments were $9.6 million, $4.4 million and $12.8 million in fiscal 2009, 2008 and 2007, respectively. Cash received for refunds of income taxes paid in prior years amounted to $0.1 million, $1.3 million and $0.1 million in fiscal 2009, 2008 and 2007, respectively.

     The Company has elected the alternative transition method provided in FASB Staff Position No. 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards," for calculating the tax effects of share-based compensation. As of November 1, 2009 the deferred income tax expenses resulting from this method amounted to $1.5 million.

NOTE 15 - EARNINGS PER SHARE

     The calculation of basic and diluted earnings per share is presented as follows:

	Year Ended

	November 1, 2009	November 2, 2008	October 28, 2007

Net income (loss)	$(41,910)	$(210,765)	$24,523
Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effect	-	-	4,401

Earnings for diluted earnings (loss) per share	$(41,910)	$(210,765)	$28,924

Weighted average common shares computations:
Weighted average common shares used for basic earnings (loss) per share	43,210	41,658	41,539
Effect of dilutive securities:
Convertible notes	-	-	9,441
Employee stock options	-	-	302

Dilutive potential common shares	-	-	9,743

Weighted average common shares used for diluted earnings (loss) per share	43,210	41,658	51,282

Basic earnings per share	$(0.97)	$(5.06)	$0.59
Diluted earnings per share	$(0.97)	$(5.06)	$0.56

      In periods in which the Company incurred a net loss, the assumed exercise of certain outstanding employee stock options and the vesting of restricted shares had an antidilutive effect. The assumed exercise of all outstanding common stock warrants and the conversion of convertible senior notes to common stock would also have been antidilutive in the periods that the Company reported a net loss. The table below shows the amount of incremental weighted-average shares of these employee stock options, restricted shares, common stock warrants, and convertible debt had the Company recognized sufficient net income in the reporting periods presented.

	Year Ended

	November 1, 2009	November 2, 2008	October 28, 2007

Convertible notes	1,429	4,409	304
Common stock warrants	804	-	-
Share based payment awards	793	20	-

Total potentially dilutive shares excluded	3,026	4,429	304

     The table below shows the outstanding weighted-average employee stock options, restricted shares and common stock warrants that were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be antidilutive.

	Year Ended

	November 1 2009	November 2, 2008	October 28, 2007

Share based payment awards	2,243	2,340	2,040
Common stock warrants	2	-	-

Total potentially dilutive shares excluded	2,245	2,340	2,040

     In the first quarter of fiscal year 2010, the Company awarded approximately 0.8 million stock options to its employees and directors.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

     At November 1, 2009, the Company had outstanding purchase commitments of approximately $42 million, which includes approximately $35 million related to capital expenditures.

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

     The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse effect on its consolidated financial statements.

NOTE 17 - GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

     The Company operates as a single operating segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors. Geographic net sales are based primarily on where the Company's manufacturing facility is located. The Company's 2009, 2008 and 2007 net sales and total long-lived assets by geographic area were as follows:

	Fiscal Year Ended

	November 1, 2009	November 2, 2008	October 28, 2007

Net sales
Asia	$223,138	$259,293	$242,788
Europe	38,344	66,398	71,421
North America	99,871	96,857	107,270

	$361,353	$422,548	$421,479

	November 1, 2009	November 2, 2008	October 28, 2007

Long-lived assets
Asia	$199,179	$228,009	$329,619
Europe	9,579	14,134	67,084
North America	139,131	194,385	134,875

	$347,889	$436,528	$531,578

     Samsung Electronics Co., Ltd. accounted for approximately 19% of the Company's net sales in fiscal year 2009, and 25% of the Company's net sales in fiscal years 2008 and 2007.

NOTE 18 - COMPREHENSIVE INCOME

     The Company's comprehensive income as reported in the consolidated statements of shareholders' equity consists of net earnings (losses) and all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of other comprehensive income for the last three fiscal years, net of tax, were as follows:

	Fiscal Year Ended

	November 1, 2009	November 2, 2008	October 28, 2007

Foreign currency translation adjustment	$10,712	$(62,234)	$13,496
Change in fair value and amortization of cash flow hedges	576	193	(1,024)
Change in unrealized gains on investments	62	(279)	(458)
Other	(238)	2	(269)

Other comprehensive income (loss),net of tax	$11,112	$(62,318)	$11,745

     The foreign currency translation adjustment of $62.2 million for the fiscal year ended November 2, 2008 was primarily due to the weakening of the Korean won against the U.S. dollar.

NOTE 19 - OTHER RELATED PARTY TRANSACTIONS

     The Chairman of the Board and Chief Executive Officer of the Company is also the Chairman of the Board and majority shareholder of a company that provides secure managed information technology services to Photronics. Another director of the Company is also a shareholder, CEO and Executive Vice Chairman of this company. Since 2002, the Company has entered into various service contracts with this company to provide services to all of the Company's worldwide facilities. The Company incurred expenses of $2.8 million in 2009, $3.3 million in 2008, and $3.8 million in 2007 related to services provided by the company. As of November 1, 2009, the Company had contracted with this service provider through 2010 for a cost of approximately $2.1 million.

     The Company purchases photomask blanks from a company of which an officer of the Company is a significant shareholder. The Company purchased $25.5 million, $28.5 million, and $21.6 million of photomask blanks from this company in 2009, 2008, and 2007, respectively, for which the amount owed to this company was $6.5 million at November 1, 2009 and $6.8 million at November 2, 2008.

     The Company believes that the terms of the transactions described above with related parties were negotiated at arm's-length and were no less favorable to the Company than the Company could have obtained from unrelated third parties. See Note 4 for other related party transactions.

NOTE 20 - FAIR VALUE MEASUREMENTS

     The Company adopted SFAS No. 157 "Fair Value Measurements" (primarily codified under ASC 820) as of November 3, 2008 for all financial assets and liabilities measured on both a recurring and nonrecurring basis, and for nonfinancial assets and liabilities measured on a recurring basis. This guidance defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. It further prescribes that an orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities (i.e. it is not a forced transaction). The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. Therefore, the objective of a fair value measurement is to determine the price that would be received to sell the asset or paid to transfer the liability (an exit price) at the measurement date.

     A fair value measurement further assumes that the hypothetical transaction occurs in the principal (or if no principal market exists, the most advantageous) market for the asset or liability. Further, a fair value measurement assumes a transaction involving the highest and best use of an asset and the consideration of assumptions that would be made by market participants when pricing an asset or liability, such as transfer restrictions (in the case of an asset) or nonperformance risk.

     This guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to unadjusted, quoted market prices in active markets for identical assets or liabilities (including when the liabilities are traded as assets) while giving the lowest priority to unobservable inputs, which are inputs that reflect the Company's assumptions about the factors that market participants would use in valuing assets or liabilities, based upon the best information available under existing circumstances. In cases when the inputs used to measure fair value fall in different levels of the fair value hierarchy, the level within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, including the consideration of factors specific to the asset or liability. The hierarchy consists of the following three levels:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

     The table below present assets and liabilities as of November 1, 2009 that are measured at fair value on a recurring basis.

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Foreign bond fund	$ -	$ -	$ 148	$ 148

Total assets	$ -	$ -	$ 148	$ 148

Common stock warrants	$ -	$(3,205)	$ -	$(3,205)

Total liabilities	$ -	$(3,205)	$ -	$(3,205)

     The foreign bond fund above represents the Company's investment in a fund for which there is currently no active market. The fair value presented represents the Company's estimate of its value based upon management's judgment. The fair value of the warrant liability was determined using the Black-Scholes option pricing model. Significant inputs to the model include the market price and volatility of the Company's common stock at the measurement date.

     Unrealized losses related to the foreign bond fund are included in accumulated other comprehensive income. Gains and losses related to exercises of, and fair value adjustments to, the warrant liability are included in other income (expense), net.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

     Under the Company's restructuring initiatives discussed in Note 12, certain long-lived assets have been measured at and reported at their fair values. However, these are not included in the table presented above as the Company, as was allowed under FSP FAS 157-2 (codified under ASC 820), has elected to defer the effective date for applying this guidance to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis until its fiscal year ending October 31, 2010. This deferral applies to such items as nonfinancial assets initially measured at fair value in a business combination and nonfinancial long-lived asset groups measured at fair value for an impairment assessment that are not measured at fair value in subsequent periods. The Company does not anticipate that its adoption of this guidance will have a material effect on its consolidated financial statements.

Fair Value of Other Financial Instruments

     The fair values of the Company's cash and cash equivalents, accounts receivable, accounts payable, and certain other current assets and current liabilities approximate their carrying value due to their short-term maturities. The fair value of the Company's variable rate long-term debt approximates its carrying value due to the variable nature of the underlying interest rates. As of November 1, 2009, the estimated fair value of the Company's outstanding 5.5% convertible senior notes was approximately $63.3 million.

NOTE 21 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth certain unaudited quarterly financial data:

	First	Second	Third	Fourth	Year

Fiscal 2009:	(a)	(b) (c)	(d) (e)	(f) (g) (h)	(h) (i) (j)

Net sales	$ 88,042	$ 83,232	$ 95,401	$94,678	$361,353
Gross margin	10,559	11,440	18,054	17,018	57,071
Net income (loss)	(10,233)	(10,072)	(22,847)	1,242	(41,910)

Earnings (loss) per share:
Basic	$(0.25)	$(0.24)	$(0.55)	$ 0.03	$(0.97)
Diluted	$(0.25)	$(0.24)	$(0.55)	$(0.11)	$(0.97)

Fiscal 2008:			(k)	(l)	(k) (l)

Net sales	$103,215	$110,330	$ 105,697	$103,306	$ 422,548
Gross margin	20,596	20,274	13,884	17,953	72,707
Net income (loss)	(3,340)	(2,069)	(205,592)	236	(210,765)

Earnings (loss) per share:
Basic	$(0.08)	$(0.05)	$(4.93)	$0.01	$(5.06)
Diluted	$(0.08)	$(0.05)	$(4.93)	$0.01	$(5.06)

(a)	Includes consolidation and restructuring charges of $1.7 million ($1.3 million net of tax) in connection with the closure of the Company's Manchester, U.K. manufacturing facility.

(b)	Includes consolidation and restructuring charges of $0.4 million ($0.3 million net of tax) in connection with the closure of the Company's Manchester, U.K. manufacturing facility.

(c)	Includes impairment charge of $1.5 million ($1.1 million net of tax) relating to the Company's Manchester, U.K. manufacturing facility.

(d)

Includes consolidation and restructuring charges of $10.7 million ($10.5 million net of tax) in connection with the closures of the Company's Shanghai, China and Manchester, U.K. manufacturing facilities.

(e)	Includes non-cash mark-to-market charge of $6.8 million net of tax in connection with warrants issued to purchase the Company's common stock.

(f)

Includes consolidation and restructuring charges of $0.8 million ($0.6 million net of tax) in connection with the closures of the Company's Shanghai, China and Manchester, U.K. manufacturing facilities.

(g)

Includes non-cash mark-to-market gain of $6.5 million net of tax in connection with warrants issued (and a portion cancelled) to purchase the Company's common stock and deferred financing fees write-off of $3.7 million net of tax in connection with repayment of debt.

(h)	Includes gain on sale of the Company's Manchester, U.K. facility of $2.0 million ($1.5 million net of tax).

(i)

Includes consolidation and restructuring charges of $13.6 million ($12.9 million net of tax) in connection with the closures of the Company's Shanghai, China and Manchester, U.K. manufacturing facilities.

(j)	Includes non-cash mark-to-market charge of $0.3 million net of tax, in connection with warrants issued to purchase the Company's common stock.

(k)

Includes a $137.3 million net of tax impairment of all of the Company's goodwill and a $60.9 million net of tax impairment of long-lived assets related to certain asset groups located in Europe and Asia.

(l)	Includes $0.4 million net of tax restructuring charge in connection with the closure of the Company's Manchester, U.K. manufacturing facility.

NOTE 22 - RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13 which provides amended guidance for multiple-deliverable revenue arrangements. ASU No. 2009-13 changes the criteria for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable. Under ASU No. 2009-13, the selling price for each deliverable in a multiple-deliverable arrangement will, in order of preference and when available, be based on vendor specific objective evidence, third party evidence, or estimated selling price. ASU No. 2009-13 prescribes that estimated selling price be determined in a manner that is consistent with that used to determine the price to sell the deliverable on a stand alone basis, and eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. ASU No. 2009-13 also significantly expands the disclosures related to multiple-deliverable arrangements, and is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 2010 with early adoption permitted. The Company does not expect that the adoption of ASU No. 2009-13 will have a material impact on its consolidated financial statements.

     In August 2009, the FASB issued ASU No. 2009-05 which provides amended guidance for the fair value measurement of liabilities. ASU No.2009-05 clarifies, among other things, that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using valuation techniques specified in the ASU. ASU No. 2009-05 was adopted by the Company on November 2, 2009. The adoption of ASU No. 2009-05 did not have a material impact on the Company's consolidated financial statements.

     In June 2009 the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" (primarily codified under ASC 105). With limited "grandfathered" exceptions, SFAS No. 168 establishes the FASB Accounting Standards Codification, along with rules and interpretative releases of the Securities and Exchange Commission, as being the sources of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to SEC registrants. SFAS No. 168 will also supersede SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles" as all of the contents of the FASB Accounting Standards Codification carries the same level of authority, thereby modifying the hierarchy of GAAP to include only two levels: authoritative and non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this guidance during the three month period ended November 1, 2009 and its adoption did not materially impact its consolidated financial statements.

     In June 2009 the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (primarily codified under ASC 810). SFAS No. 167 amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis is to identify the primary beneficiary of the variable interest entity as being the enterprise that has certain characteristics described in SFAS No. 167. SFAS No. 167, in addition to other requirements, requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's financial performance and, mandates ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for financial statements issued for fiscal years beginning after November 15, 2009 and interim financial statements within those fiscal years. The Company is currently evaluating the impact, if any, this guidance will have on its consolidated financial statements.

     In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (codified under ASC 470)." FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and is required to be retrospectively applied. The Company adopted this guidance on November 2, 2009. Its adoption had no effect on the Company's consolidated financial statements.

     In February 2008, the FASB issued FSP No. 157-2 "Effective Date of FASB Statement No.157" (codified under ASC 820), which delayed the effective date of FASB Statement No. 157 "Fair Value Measurements" for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected to defer the application of SFAS No. 157 to any nonfinancial assets and nonfinancial liabilities to which it would apply. The deferral expires in the Company's first fiscal quarter of 2010, when the Company will adopt the deferred provisions of this guidance. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

      In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" (codified under ASC 810). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted this guidance on November 2, 2009. Its adoption resulted in the reclassification of its $49.9 million of minority interest in the consolidated balance sheet to shareholders' equity.

     In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (codified under ASC 805). SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this guidance on November 2, 2009. Its adoption had no effect on its consolidated financial statements.

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

     Management assessed the effectiveness of the Company's internal control over financial reporting as of November 1, 2009 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control - Integrated Framework." Management, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, assessed the effectiveness of the Company's internal control over financial reporting was effective as of November 1, 2009.

     The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company's internal control over financial reporting as of November 1, 2009, as stated in their attestation report on page 34 of this Form 10-K.

January 8, 2010

ITEM 9B.  OTHER INFORMATION

      On January 6, 2009, Photronics, Inc. ("Photronics") and Soo Hong Jeong extended for one additional year the Employment Agreement of Soo Hong Jeong, Chief Operating Officer, President, Asia Operations effective October 28, 2009 (October 28, 2009 through October 27, 2010). The Employment Agreement was originally entered into between Photronics and Mr. Jeong on August 24, 2001, and was subsequently amended on March 18, 2004, November 28, 2005, June 9, 2006, December 29, 2006, November 6, 2007 and October 28, 2008. The Extension Letter Agreement was executed by Photronics on January 6, 2009 and is attached as Exhibit 10.23 to this Form 10-K.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information as to Directors required by Item 401, 405 and 407(c)(3)(d)(4) and (d)(5) of Regulation S-K is set forth in the Company's 2010 definitive Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K under the caption "PROPOSAL 1 - ELECTION OF DIRECTORS," "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and in paragraph three under the caption "MEETINGS AND COMMITTEES OF THE BOARD" and is incorporated in this report by reference. The information as to Executive Officers is included in the Company's 2010 definitive Proxy Statement under the caption "EXECUTIVE OFFICERS" and is incorporated in this report by reference.

     The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller. A copy of the code of ethics may be obtained, free of charge, by writing to the General Counsel of Photronics, Inc., at 15 Secor Road, Brookfield, Connecticut 06804.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K and paragraph (e)(4) and (e)(5) of Item 407 is set forth in the Company's 2010 definitive Proxy Statement under the captions "EXECUTIVE COMPENSATION," "CERTAIN AGREEMENTS", "DIRECTORS' COMPENSATION", "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "COMPENSATION COMMITTEE REPORT," respectively, and is incorporated in this report by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The information required by Items 403 and 201(d) of Regulation S-K is set forth in the Company's 2010 definitive Proxy Statement under the captions "Ownership of Common Stock by Directors, Officers and Certain Beneficial Owners" and "Equity Compensation Plan Information," respectively, and is incorporated in this report by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                   AND DIRECTOR INDEPENDENCE

     The information required by Item 404 of Regulation S-K and Item 407(a) of Regulation S-K is set forth in the Company's 2010 definitive Proxy Statement under the captions "MEETINGS AND COMMITTEES OF THE BOARD" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and is incorporated in this report by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 9(e) of Schedule 14A is set forth in the Company's 2010 definitive Proxy Statement under the captions "FEES PAID TO THE INDEPENDENT AUDITORS" and "AUDIT COMMITTEE REPORT," respectively, and is incorporated in this report by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following documents are filed as part of this report:

		Page
		No.

1.	Financial Statements:

	Report of Independent Registered Public Accounting Firm	34

	Consolidated Balance Sheets at November 1, 2009 and November 2, 2008	35

	Consolidated Statements of Operations for the years ended November 1, 2009, November 2, 2008 and October 28, 2007	36

	Consolidated Statements of Shareholders' Equity for the years ended November 1, 2009, November 2, 2008 and October 28, 2007	37

	Consolidated Statements of Cash Flows for the years ended November 1, 2009, November 2, 2008 and October 28, 2007	38

	Notes to Consolidated Financial Statements	39

2.	Financial Statement Schedules:

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule for the years ended November 1, 2009, November 2, 2008 and October 28, 2007	73

	Schedule II, Valuation Account - Valuation and Qualifying Accounts for the years ended November 1, 2009, November 2, 2008 and October 28, 2007	73

	All other schedules are omitted because they are not applicable.

3.	Exhibits	69

EXHIBITS INDEX

Exhibit Number	Description

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

4.1

Form of Indenture between the Company and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 File Number 333-160235 which was filed on June 25, 2009).

4.2

Indenture dated September 16, 2009 between the Company and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8K filed September 17, 2009 (Commission File Number 0-15451)).

4.3

Supplement to Indenture dated September 16, 2009 between the Company and the Bank of New York, as Trustee relating the issuance of the Company’s 5.5% Convertible Notes due 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8K filed September 17, 2009 (Commission File Number 0-1541)).

4.4	The Company will furnish to the Commission upon request any other debt instrument referred to in Item 601(b)(4)(iii)(A) of Regulation S-K.

10.1	Master Service Agreement dated January 11, 2002 between the Company and RagingWire Telecommunications, Inc.*

10.2

Underwriting Agreement between the Company and Morgan Stanley & Co. Incorporated dated September 10, 2009  relating to the issuance of  the Company’s 5.5% Convertible Notes due 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K filed September 11, 2009 (Commission File Number 0-1541)).

10.3

Underwriting Agreement between the Company and Morgan Stanley & Co. Incorporated dated September 10, 2009 relating to the issuance of 9,638,554 shares of common stock (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8K filed September 11, 2009 (Commission File Number 0-1541)).

10.4

Warrant Agreement between the Company and Intel Capital Corporation dated September 10, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8K filed September 11, 2009 (Commission File Number 0-1541)).

10.5

Warrant Agreement between the Company and Intel Capital Corporation dated September 10, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8K filed September 11, 2009 (Commission File Number 0-1541)).

10.6	The Company’s 1992 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-8, File Number 33-47446 which was filed April 24, 1994).+

10.7

Amendment to the Employee Stock Purchase Plan as of March 24, 2004 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (Commission File Number 0-15451)).+

10.8	The Company’s 2007 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333).

10.9

Consulting Agreement between the Company and Constantine S. Macricostas, dated July 11, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 13, 2005 (Commission File Number 0-15451)).+

10.10

Amendment No. 1 to the Consulting Agreement between Constantine S. Macricostas and the Company dated November 10, 2008 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10K for the fiscal year ended November 2, 2008 (Commission File No. 0-15451)).+

10.11

Separation and Consulting Agreement between the Company and Michael J. Luttati dated July 12, 2008 (incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 27, 2008 (Commission File No. 0-15451)).

10.12	Executive Employment Agreement between the Company and Sean T. Smith dated February 20, 2003.+*

10.13

Limited Liability Company Operating Agreement of MP Mask Technology Center, LLC between Micron Technology, Inc. ("Micron") and Photronics, Inc. ("Photronics") dated May 5, 2006 (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q filed on June 8, 2006 (Commission File No. 0-15451)).#

10.14

Contribution and Units Purchase Agreement between Micron, Photronics and MP Mask Technology Center, LLC ("MP Mask") dated May 5, 2006 (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q filed on June 8, 2006 (Commission File No. 0-15451)).#

10.15

Technology License Agreement among Micron, Photronics and MP Mask dated May 5, 2006 (incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q filed on June 8, 2006 (Commission File No. 0-15451)).#

10.16

Photronics to Micron Supply Agreement between Micron and Photronics dated May 5, 2006 (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q filed on June 8, 2006 (Commission File No. 0-15451)).#

10.17

Company to Photronics Supply Agreement between MP Mask and Photronics dated May 5, 2006 (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed on June 8, 2006 (Commission File No. 0-15451)).#

10.18

Operating Lease Agreement dated May 19, 2009 between the Company and Micron (incorporated by reference to Exhibit 8.02 to the Company’s Current Report on Form 8K filed on July 6, 2009 (Commission File N0. 0-15451)).

10.19

Executive Employment Agreement between the Company and Soo Hong Jeong dated August 24, 2001, as amended March 18, 2004, November 28, 2005 and June 9, 2006 (incorporated by reference to Exhibit 10.23 to the Company's Current Report on Form 10-Q filed on September 7, 2006 (Commission File No. 0-15451)).

10.20

Extension of Executive Employment Agreement between the Company and Soo Hong Jeong effective October 29, 2006 and ending on October 28, 2007 (incorporated by reference to Exhibit 1.01 to the Company's Current Report on Form 8-K filed on January 3, 2007 (Commission File No. 0-15451)).

10.21

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

10.23	Extension of Executive Employment Agreement between the Company and Soo Hong Jeong effective October 28, 2009 and ending October 27, 2010.*

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

10.26	Amendment No. 1 to the Credit Agreement dated April 25, 2008 (incorporated by reference to Exhibit 9.01 of the Company's Form 8-K filed on April 30, 2008 (Commission File No. 0-15451)).

10.27

Amendment No. 2 to the Credit Agreement dated October 31, 2008 (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10K for the fiscal year ended November 2, 2008 (Commission File No. 0-15451)).

10.28

Amendment No. 3 to the Credit Agreement dated December 4, 2008 (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10K for the fiscal year ended November 2, 2008 (Commission File No. 0-15451)).

10.29

Amendment No. 4 to the Credit Agreement dated December 12, 2008 (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10K for the fiscal year ended November 2, 2008 (Commission File No. 0-15451)).

10.30

Amendment No.  5 to the Credit Agreement dated as of May 15, 2009 (incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10Q for the quarterly period ended May 3, 2009 (Commission File No. 0-15451)).

10.31

Amendment No. 6 to the Credit Agreement dated as of June 8, 2009 (incorporated by reference to Exhibit 10.44 to The company’s Quarterly Report on Form 10Q for the quarterly period ended May 3, 2009 (Commission File No. 0-15451)).

10.32

Amendment No. 7 to the Credit Agreement dated September 7, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K filed September 17, 2009 (Commission File No. 0-15451)).

10.33	Amendment No. 8 to the Credit Agreement dated as of October 26, 2009.*

10.34

Security Agreement dated December 12, 2008 by and among the Company, the subsidiaries of the Company listed on the signature page and JPMorgan Chase Bank National Association (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10Q for the quarterly period ended May 3, 2009 (Commission File Number 0-15451)).

10.35

Warrant Agreement dated May 15, 2009 by and among the Company and the Purchasers Named Therein (incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10Q for the quarterly period ended May 3, 2009 (Commission File No. 0-15451)).

10.36

Registration Rights Agreement dated as of May 15, 2009 by and among the Company and the Holders Named Therein (incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10Q for the quarterly period ended May 3, 2009 (Commission File No. 0-15451)).

10.37

Loan Agreement  dated as of June 8, 2009 among the Company, the Lenders Party Thereto and JPMorgan Chase Bank,  National Association as administrative agent and collateral agent (incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10Q for the quarterly period ended May 3, 2009 (Commission File No. 0-15451)).

10.38

Amendment No. 1 to the Loan Agreement dated as of September 2, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8K filed on September 17, 2009 (Commission File No. 0-15451)).

10.39	Amendment No. 2 to the Loan Agreement dated as of October 26, 2009.*

21	List of Subsidiaries of the Company.*

23	Consent of Deloitte & Touche LLP.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

+	Represents a management contract or compensatory plan or arrangement.

#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

*	Represents an exhibit that is filed with this Annual Report on Form 10-K.

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
Brookfield, Connecticut

     We have audited the consolidated financial statements of Photronics, Inc. and subsidiaries (the "Company") as of November 1, 2009 and November 2, 2008, and for each of the three fiscal years ended November 1, 2009, November 2, 2008 and October 28, 2007, and the Company's internal control over financial reporting as of November 1, 2009, and have issued our report thereon dated January 7, 2010; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
January 7, 2010

	Schedule II

	Valuation and Qualifying Accounts
	for the Years Ended November 1, 2009, November 2, 2008
	and October 28, 2007
	(in thousands)

	Balance at	Charge to			Balance at
	Beginning of	Costs and			End of
	Year	Expenses	Deductions		Year

Allowance for Doubtful Accounts

Year ended November 1, 2009	$ 2,788	$ 538	$(657)	(a)	$ 2,669
Year ended November 2, 2008	$ 3,721	$(481)	$(452)	(a)	$ 2,788
Year ended October 28, 2007	$ 4,471	$ (25)	$(725)	(a)	$ 3,721

Deferred Income Tax Valuation Allowance

Year ended November 1, 2009	$48,149	$6,585	$ -		$54,734
Year ended November 2, 2008	$39,392	$8,757	$ -		$48,149
Year ended October 28, 2007	$36,993	$2,399	$ -		$39,392

(a) Uncollectible accounts written off

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTRONICS, INC.
(Registrant)

By	/s/ SEAN T. SMITH
January 8, 2010
Sean T. Smith Senior Vice President Chief Financial Officer (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ CONSTANTINE S. MACRICOSTAS
January 8, 2010
Constantine S. Macricostas Chairman of the Board Chief Executive Officer

By	/s/ SEAN T. SMITH
January 8, 2010
Sean T. Smith Senior Vice President Chief Financial Officer (Principal Accounting Officer)

By	/s/ WALTER M. FIEDEROWICZ
January 8, 2010
Walter M. Fiederowicz Director

By	/s/ JOSEPH A. FIORITA, JR.
January 8, 2010
Joseph A. Fiorita, Jr. Director

By	/s/ GEORGE C. MACRICOSTAS
January 8, 2010
George C. Macricostas Director

By	/s/ WILLEM D. MARIS
January 8, 2010
Willem D. Maris Director

By	/s/ MITCHELL G. TYSON
January 8, 2010
Mitchell G. Tyson Director