Form 10-Q
period 2010-01-31
PHOTRONICS INC
filed 2010-03-11
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2010 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ___ to ___

Commission file number 0-15451

PHOTRONICS, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-0854886
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 4, 2010
Common Stock, $0.01 par value	53,437,603 Shares

Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of Photronics, Inc. ("Photronics" or the "Company"). These statements are based on management's beliefs, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be identified by words like "expect", "anticipate", "believe", "plan", "projects", and similar expressions. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this quarterly report on Form 10-Q, in press releases, written statements, or other documents filed with the Securities and Exchange Commission or, in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls, regarding the consummation and benefits of future acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. These factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements. Factors that might affect such forward-looking statements include, but are not limited to, overall economic and business conditions; economic and political conditions in international markets; the demand for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; changes in federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate fluctuations and other capital market conditions, including changes in the market price of the Company's common stock; foreign currency exchange rate fluctuations; changes in technology; the timing, impact, and other uncertainties of future acquisitions; the seasonal and cyclical nature of the semiconductor and flat panel display industries; management changes; damage or destruction to the Company's facilities by natural disasters, labor strikes, political unrest, or terrorist activity; the ability of the Company to place new equipment in service on a timely basis; obtain additional financing; achieve anticipated synergies and other cost savings in connection with acquisitions and productivity programs; fully utilize its tools; achieve desired yields, pricing, product mix, and market acceptance of its products; and obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company's expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements.

PHOTRONICS, INC.
AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	January 31,	November 1,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$84,401	$88,539
Accounts receivable, net of allowance of $2,435 in 2010
and $2,669 in 2009	72,860	66,920
Inventories	15,806	14,826
Deferred income taxes	3,272	3,264
Other current assets	8,135	6,448
Total current assets	184,474	179,997

Property, plant and equipment, net	354,401	347,889
Investment in joint venture	60,923	60,945
Intangible assets, net	53,510	55,054
Other assets	19,149	19,771
	$672,457	$663,656

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term borrowings	$11,376	$10,301
Accounts payable	56,691	59,187
Accrued liabilities	27,723	20,967
Total current liabilities	95,790	90,455

Long-term borrowings	107,548	112,137
Deferred income taxes	1,406	1,487
Other liabilities	9,274	9,881
Total liabilities	214,018	213,960

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value,
2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value,
150,000 shares authorized, 53,281 shares issued and outstanding
at January 31, 2010 and 53,011 at November 1, 2009	533	530
Additional paid-in capital	433,632	432,160
Accumulated deficit	(26,333)	(26,546)
Accumulated other comprehensive loss	(444)	(6,389)
Total Photronics, Inc. shareholders' equity	407,388	399,755
Noncontrolling interests	51,051	49,941
Total equity	458,439	449,696
	$672,457	$663,656

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	January 31,	February 1,
	2010	2009
Net sales	$98,197	$88,042
Costs and expenses:
Cost of sales	(80,020)	(77,483)
Selling, general and administrative	(10,149)	(10,402)
Research and development	(3,954)	(3,624)
Consolidation, restructuring and related charges	(193)	(1,680)
Operating income (loss)	3,881	(5,147)
Other income (expense):
Interest expense	(2,921)	(4,646)
Investment and other income, net	468	1,023
Income (loss) before income taxes	1,428	(8,770)
Income tax provision	(1,020)	(1,197)
Net income (loss)	408	(9,967)
Net income attributable to noncontrolling interests	(195)	(266)
Net income (loss) attributable to Photronics, Inc.	$213	$(10,233)
Earnings (loss) per share:
Basic	$0.00	$(0.25)
Diluted	$0.00	$(0.25)
Weighted-average number of common shares outstanding:
Basic	53,102	41,723
Diluted	54,824	41,723

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	January 31,	February 1,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$408	$(9,967)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	22,424	21,725
Consolidation, restructuring and related charges	-	1,680
Changes in assets and liabilities:
Accounts receivable	(5,349)	153
Inventories	(743)	(1,524)
Other current assets	(4,642)	(1,200)
Accounts payable, accrued liabilities, and other	4,317	(2,878)
Net cash provided by operating activities	16,415	7,989
Cash flows from investing activities:
Purchases of property, plant and equipment	(21,457)	(12,789)
Cash deposit received on sale of facility	4,190	-
Increase in restricted cash	(1,250)	-
Proceeds from sales of short-term investments and other	43	858
Net cash used in investing activities	(18,474)	(11,931)
Cash flows from financing activities:
Repayments of long-term borrowings	(7,250)	(3,607)
Proceeds from long-term borrowings	3,822	-
Payments of deferred financing fees	-	(1,913)
Other	30	-
Net cash used in financing activities	(3,398)	(5,520)
Effect of exchange rate changes on cash	1,319	(2,792)
Net decrease in cash and cash equivalents	(4,138)	(12,254)
Cash and cash equivalents at beginning of period	88,539	83,763
Cash and cash equivalents at end of period	$84,401	$71,509

Supplemental disclosure of cash flow information:

Change in accrual for purchases of property, plant
and equipment	$(227)	$(11,204)

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended January 31, 2010 and February 1, 2009
(unaudited)
(in thousands, except share amounts)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     Photronics, Inc. and its subsidiaries ("Photronics" or the "Company") is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays ("FPDs"), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits ("ICs") and a variety of FPDs and, to a lesser extent, other types of electrical and optical components. The Company currently operates principally from nine manufacturing facilities, two of which are located in Europe, two in Taiwan, one in Korea, one in Singapore, and three in the United States.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2010. The Company has performed an evaluation of subsequent events through the date these financial statements were issued in Form 10-Q. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 1, 2009.

     Certain amounts in the November 1, 2009 condensed consolidated financial statements were reclassified to conform with the current period presentation related to noncontrolling interests (see Note 2).

NOTE 2 - CHANGES IN EQUITY AND COMPREHENSIVE INCOME (LOSS)

     On November 2, 2009, the Company adopted new accounting standards for noncontrolling interests as set forth in the Consolidation Topic No. 810 of the Accounting Standards Codification. These standards require companies to classify expenses related to noncontrolling interests' share in income (loss) below net income (loss). Earnings per share continues to be determined after the impact of the noncontrolling interests' share in net income (loss) of the Company. In addition, these standards require noncontrolling interests to be presented as a separate caption within equity. The presentation and disclosure requirements of these standards were retrospectively applied. The adoption of these standards resulted in the reclassification of $49.9 million of noncontrolling interests in the condensed consolidated balance sheet to equity on November 2, 2009.

     The following tables set forth the Company's consolidated changes in equity for the three months ended January 31, 2010, and February 1, 2009:

	Three Months Ended January 31, 2010
	Photronics, Inc. Shareholders
					Accum-
					ulated
					Other
	Common Stock		Add'l	Accum-	Compre-	Total	Non-
			Paid-in	ulated	hensive	Photronics,	controlling	Total
	Shares	Amount	Capital	Deficit	Loss	Inc.	Interests	Equity
Balance at November 1, 2009	53,011	$530	$432,160	$(26,546)	$(6,389)	$399,755	$49,941	$449,696

Comprehensive income:
Net income	-	-	-	213	-	213	195	408
Amortization of cash flow hedges	-	-	-	-	32	32	-	32
Foreign currency translation
adjustments	-	-	-	-	5,913	5,913	915	6,828
Total comprehensive income	-	-	-	-	-	6,158	1,110	7,268
Sale of common stock through
employee stock option and
purchase plans	40	-	30	-	-	30	-	30
Share-based compensation expense	42	-	577	-	-	577	-	577
Common stock warrants exercised	188	3	865	-	-	868	-	868
Balance at January 31, 2010	53,281	$533	$433,632	$(26,333)	$(444)	$407,388	$51,051	$458,439

	Three Months Ended February 1, 2009
	Photronics, Inc. Shareholders
					Accum-
					ulated
					Other
	Common Stock		Add'l		Compre-	Total	Non-
			Paid-in	Retained	hensive	Photronics,	controlling	Total
	Shares	Amount	Capital	Earnings	Loss	Inc.	Interests	Equity
Balance at November 2, 2008	41,712	$417	$384,502	$15,364	$(17,501)	$382,782	$49,616	$432,398

Comprehensive loss:
Net income (loss)	-	-	-	(10,233)	-	(10,233)	266	(9,967)
Unrealized holding gains	-	-	-	-	75	75	39	114
Amortization of cash flow hedges	-	-	-	-	481	481	-	481
Foreign currency translation
adjustments	-	-	-	-	(16,107)	(16,107)	(1,313)	(17,420)
Total comprehensive loss	-	-	-	-	-	(25,784)	(1,008)	(26,792)
Sale of common stock through
employee stock option and
purchase plans	-	-	23	-	-	23	-	23
Share-based compensation expense	45	1	663	-	-	664	-	664
Balance at February 1, 2009	41,757	$418	$385,188	$5,131	$(33,052)	$357,685	$48,608	$406,293

NOTE 3 - JOINT VENTURE

     On May 5, 2006, Photronics and Micron Technology, Inc. ("Micron") entered into the MP Mask joint venture, which develops and produces photomasks for leading-edge and advanced next generation semiconductors. As part of the formation of the joint venture, Micron contributed its existing photomask technology center located at its Boise, Idaho, headquarters to MP Mask and Photronics invested $135 million in exchange for a 49.99% interest in MP Mask (to which $64.2 million of the original investment was allocated), a license for photomask technology of Micron, and certain supply agreements.

     This joint venture is a variable interest entity (as that term is defined in the Accounting Standards Codification) primarily because all costs of the joint venture will be passed on to the Company and Micron through purchase agreements they have entered into with the joint venture. The Company determined that, in regards to this variable interest entity ("VIE"), it and Micron are de facto agents (as that term is defined in The Accounting Standards Codification) and that Micron is the primary beneficiary of the VIE as it is the de facto agent within the aggregated group of de facto agents (i.e. the Company and Micron) that is the most closely associated with the VIE. The primary reasons the Company concluded that Micron is the most closely associated of the de facto agents to the VIE are that Micron is both the ultimate purchaser of substantially all of the products produced by the VIE and that it is the holder of decision making authority in the ordinary course of business.

     The Company has utilized MP Mask for both high-end IC photomask production and research and development purposes. MP Mask charges its variable interest holders based on their actual usage of its facility. MP Mask separately charges for any research and development activities it engages in at the requests of its owners. The Company recorded cost of sales of $1.2 million and $0.6 million and research and development expenses of $0.2 million and $0.5 million during the three month periods ended January 31, 2010 and February 1, 2009.

     MP Mask is governed by a Board of Managers, appointed by Micron and the Company. Since MP Mask's inception, Micron, as a result of its majority ownership, has appointed the majority of its managers. The number of managers appointed by each party is subject to change as ownership interests change. Under the operating agreement relating to the MP Mask joint venture, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount defined in the operating agreement. However, should the Board of Managers determine that further additional funding is required, the joint venture shall pursue its own financing. If the joint venture is unable to obtain its own financing, it may request additional capital contributions from the Company. Should the Company choose not to make a requested contribution to the joint venture, its ownership interest may be reduced. The Company received no distributions and made no contributions to MP Mask during the three month periods ended January 31, 2010 and February 1, 2009.

     The Company's investment in the VIE, which represents its maximum exposure to loss, was $60.9 million at January 31, 2010 and November 1, 2009. These amounts are reported in the Company's condensed consolidated balance sheets as "Investment in joint venture".

NOTE 4 - EARNINGS (LOSS) PER SHARE

     The calculation of basic and diluted earnings (loss) per share is presented below.

	Three Months Ended
	January 31,	February 1,
	2010	2009
Net income (loss) attributable to Photronics, Inc.	$213	$(10,233)
Effect of dilutive securities:
Fair value adjustment related to common stock warrants	(109)	-
Earnings (loss) for diluted earnings (loss) per share	$104	$(10,233)
Weighted-average common shares computations:
Weighted-average common shares used for
basic earnings (loss) per share	53,102	41,723
Effect of dilutive securities:
Employee stock options and restricted shares	991	-
Common stock warrants	731	-
Potentially dilutive common shares	1,722	-
Weighted-average common shares used for
diluted earnings (loss) per share	54,824	41,723

Basic earnings (loss) per share	$0.00	$(0.25)
Diluted earnings (loss) per share	$0.00	$(0.25)

     The table below shows the outstanding weighted-average employee stock options, restricted shares and common stock warrants that were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be anti-dilutive. The table also shows convertible notes that, if converted, would have been anti-dilutive.

	Three Months Ended
	January 31,	February 1,
	2010	2009
Convertible notes	11,311	-
Employee stock options and restricted shares	2,460	2,410
Common stock warrants	43	-
Total potentially dilutive shares excluded	13,814	2,410

     In periods in which the Company incurred a net loss, the assumed exercise of certain outstanding employee stock options and the vesting of restricted shares had an antidilutive effect. Had the Company recognized sufficient net income in the three month period ended February 1, 2009, there would have been 0.2 million of incremental weighted-average shares of these employee stock options and restricted shares.

NOTE 5 - SHARE-BASED COMPENSATION PLANS

     In March 2007, shareholders approved a new share-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to, shares of the Company's common stock may be granted from shares authorized but unissued, shares previously issued and reacquired by the Company, or both. A maximum of three million shares of common stock may be issued under the Plan. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. The Company incurred compensation cost under the Plan of $0.5 million and $0.7 million for the three months ended January 31, 2010 and February 1, 2009, respectively. No share-based compensation cost was capitalized as part of inventory, no related income tax benefits were recorded, and no equity awards were settled in cash during the periods presented.

Stock Options

     Option awards generally vest in one to four years, and have a ten-year contractual term. All incentive and non-qualified stock option grants have an exercise price equal to the market value of the underlying common stock on the date of grant. The option and share awards provide for accelerated vesting if there is a change in control as defined in the Plan.

     The grant date fair value of options is based upon the closing price on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's stock. The Company uses historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that the options granted are expected to remain outstanding. The risk-free rate of return for the estimated term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Inputs used to calculate the grant date fair value of options issued during the three months ended January 31, 2010 and February 1, 2009 are presented in the following table.

	Three Months Ended
	January 31,	February 1,
	2010	2009
Volatility	89.3%	69.7%
Risk free rate of return	2.2% - 2.4%	2.5%
Dividend yield	0.0%	0.0%
Expected term	4.5 years	4.7 years

    A summary of option awards under the plan as of January 31, 2010 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at January 31, 2010	4,133,652	$9.90	6.9 years	$4,030
Exercisable at January 31, 2010	2,105,830	$16.26	4.8 years	$912

     There were 846,400 share options granted during the three months ended January 31, 2010 with a weighted-average grant date fair value of $2.97 per share and 1,343,250 share options granted during the three months ended February 1, 2009 with a weighted-average grant date fair value of $0.44 per share. As of January 31, 2010, the total unrecognized compensation cost related to non-vested option awards was approximately $3.0 million. That cost is expected to be recognized over a weighted-average amortization period of 3.3 years.

Restricted Stock

     The Company periodically grants restricted stock awards. The restrictions on these awards lapse over a service period that has ranged from less than one to eight years. No restricted stock awards were issued during the three months ended January 31, 2010, and 75,000 shares with a weighted-average grant date fair value of $0.76 per share were granted during the three months ended February 1, 2009. As of January 31, 2010, the total compensation cost related to nonvested restricted stock awards not yet recognized was approximately $1.7 million. That cost is expected to be recognized over a weighted-average amortization period of 3.5 years. A summary of the status of the Company's non-vested restricted shares as of January 31, 2010 is presented below.

Weighted
Average
		Remaining	Aggregate
		Contractual	Intrinsic
Restricted Stock	Shares	Life	Value
Outstanding at January 31, 2010	128,334	3.4 years	$494

NOTE 6 - CONSOLIDATION, RESTRUCTURING AND RELATED CHARGES

Shanghai, China, Facility

     During the three months ended August 2, 2009, the Company ceased the manufacture of photomasks at its Shanghai, China, facility. In connection with this restructuring, the Company has recorded total restructure charges of $10.4 million through January 31, 2010, including $9.9 million for asset write-downs, principally related to the Company's manufacturing facility. The fair value of the assets written down was determined by management using a market approach. Approximately 75 employees were affected by this restructuring.

     The Company expects the total after tax cost of this restructure to range between $11 million to $13 million through its expected completion during fiscal 2010. The following table sets forth the Company's restructuring reserve related to its Shanghai, China, facility as of January 31, 2010, and reflects the activity affecting the reserve for the three months then ended.

	Three Months Ended
	January 31, 2010
	November 2,			January 31,
	2009	Charges	Utilized	2010
Employee terminations
and other	$134	$193	$(327)	$-

     During the three months ended January 31, 2010, the Company received a cash deposit of $4.2 million related to the sale of its Shanghai, China, facility.

Manchester, U.K., Facility

     During the three months ended February 1, 2009, the Company ceased the manufacture of photomasks at its Manchester, U.K., facility and, in connection therewith, incurred total restructuring charges of $3.3 million through its completion in the fourth quarter of fiscal 2009, primarily for employee termination costs and asset write-downs. Approximately 85 employees were affected by this restructuring. The following table sets forth the Company's 2009 restructuring reserve related to its Manchester, U.K., facility as of February 1, 2009, and reflects the activity affecting the reserve for the three months then ended.

	Three Months Ended
	February 1, 2009
	November 2,			February 1,
	2008	Charges	Utilized	2009
Employee terminations	$-	$1,063	$(1,063)	$-

Asset write-downs and other	-	617	(463)	154
	$-	$1,680	$(1,526)	$154

NOTE 7 - INCOME TAXES

     The effective income tax rate differs from the amount computed by applying the U.S. statutory rate of 35% to the income (loss) before income taxes primarily because income tax provisions incurred in jurisdictions where the Company generated income before income taxes were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where the Company incurred losses before income taxes. Further, various investment tax credits have been utilized in Korea and Taiwan which reduced the Company's effective income tax rate.

     The Company accounts for uncertain tax positions by recording a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in its tax returns. The Company recognizes any interest and penalties related to uncertain tax positions in the income tax provision in its condensed consolidated statement of operations.

     As of January 31, 2010 and November 1, 2009, the gross unrecognized tax benefits for income taxes associated with uncertain tax positions totaled approximately $2.0 million (including interest and penalties of $0.4 million). If recognized, the benefits would favorably impact the Company's effective tax rate in future periods. As of January 31, 2010, the Company believes it is not reasonably possible that the total amounts of unrecognized benefits will significantly increase or decrease in the next twelve months.

     Currently, the statutes of limitations remain open subsequent to and including 2006 in the U.S., 2007 in the U.K., 2008 in Germany and 2005 in Korea.

NOTE 8 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

     In addition to the utilization of derivative instruments discussed above, the Company attempts to minimize its risk of foreign currency exchange rate variability by, whenever possible, procuring production materials within the same country that it will utilize the materials in manufacturing, and by selling to customers from manufacturing sites within the country in which the customers are located.

     On May 15, 2009, in connection with an amendment to its credit facility, the Company issued 2.1 million warrants, each exercisable for one share of the Company's common stock at an exercise price of $0.01 per share. Forty percent of the warrants were exercisable upon issuance, and the remaining balance was to become exercisable in twenty percent increments at various points in time after October 31, 2009. As a result of certain net cash settleable put provisions within the warrant agreement, the warrants were recorded as a liability in the Company's consolidated balance sheet. As of the issuance date and for future periods that such warrants remain outstanding, the Company has, and will continue to, adjust the liability based upon the current fair value of the warrants, with any changes in their fair value being recognized in earnings. Due to the warrants' exercise price of $0.01 per share, their fair value will approximate the market price of the Company's common stock. Approximately 1.2 million of these warrants were cancelled as a result of the Company's early repayment of certain amounts under its credit facility during the year ended November 1, 2009 and the associated liability was reduced accordingly.

     The Company was a party to two foreign currency forward contracts which expired during the year ended November 1, 2009, both of which were not accounted for as hedges, as they were economic hedges of intercompany loans denominated in U.S. dollars that were remeasured at fair value and recognized immediately in earnings. A portion of an existing loss on a cash flow hedge in the amount of $0.1 million is expected to be reclassified into earnings over the next twelve months.

     The table below presents the effect of derivative instruments on the Company's condensed consolidated balance sheets at January 31, 2010 and November 1, 2009.

Derivatives
Not Designated
as Hedging		Fair Value at
Instruments Under		January 31,	November 1,
ASC 815	Balance Sheet Location	2010	2009
Warrants on common stock	Other liabilities	$2,228	$3,205

     The table below presents the effect of derivative instruments on the Company's condensed consolidated statements of operations for the three month periods ended January 31, 2010 and February 1, 2009.

Derivatives		Amount of Gain (Loss) Recognized
Not Designated	Location of Gain (Loss)	in Income on Derivatives
as Hedging	Recognized in	Three Months Ended
Instruments Under	Income on	January 31,	February 1,
ASC 815	Derivatives	2010	2009
Warrants on common stock	Investment and other income (expense), net	$109	$-

Foreign exchange contracts	Investment and other income (expense), net	$-	$518

NOTE 9 - LONG-TERM BORROWINGS

     Long-term borrowings consist of the following:

	January 31,	November 1,
	2010	2009
5.5% convertible senior notes due
on October 1, 2014	$57,500	$57,500
Borrowings under revolving credit facility, which
bore interest at a variable rate, as defined (8.0% at
January 31, 2010 and November 1, 2009)	2,568	2,568
Term loan which bore interest at a variable rate
as defined (8.0% at January 31, 2010 and
November 1, 2009)	22,136	27,204
8.0% capital lease obligation payable through
January 2013	21,015	22,552
5.6% capital lease obligation payable through
October 2012	11,968	12,614
4.75% financing loan with customer	3,737	-
	118,924	122,438
Less current portion	11,376	10,301
	$107,548	$112,137

     On February 12, 2010, the Company amended its revolving credit facility, which was originally established on June 6, 2007, to a three-year $50 million revolving credit facility ("the credit facility") with an expansion option up to $65 million. At the time of the amendment, the then existing revolving credit facility and term loan were repaid in full with borrowings from the credit facility of $20.8 million, resulting in an unused commitment of $29.2 million. Both the revolving credit facility and the term loan outstanding balances as of January 31, 2010 have been classified as long-term. The credit facility bears interest at LIBOR plus a spread, as defined in the agreement based upon the Company's total leverage ratio (4.0% spread as of February 12, 2010).

     The credit facility, which matures on February 12, 2013, is secured by substantially all of the Company's assets in the United States as well as common stock the Company owns in certain of its foreign subsidiaries. The credit facility includes the following financial covenants: fixed charge coverage ratio, total leverage ratio, minimum unrestricted cash balance, and maximum capital expenditures, all as defined in the agreement.

     In May 2009, the Company amended its then existing revolving credit facility and entered into a warrant agreement with its lenders for 2.1 million shares of its common stock. Forty percent of the warrants were exercisable upon issuance while the remaining warrants were cancelled as a result of the Company's September 2009 early repayment of a portion of the outstanding balance under its June 6, 2007 credit agreement. As of January 31, 2010, approximately 0.3 million warrants have been exercised, including 0.2 million of which were exercised during the quarter ended January 31, 2010. The warrants, approximately 0.6 million of which remained outstanding at January 31, 2010, are exercisable for one share of the Company's common stock, at an exercise price of $.01 per share. The warrant agreement also included a net cash settleable put provision exercisable starting in May 2012 and a call provision exercisable starting in May 2013, both of which were exercisable only if the Company's common stock was not traded on a national exchange or, in the case of the put provision, such repurchase does not create a default under the credit facility or any refinancing of it. As a result of the aforementioned net cash settleable put provisions, the warrants were initially recorded as a liability (included in other liabilities) and were subsequently reported at their fair value.

     In addition to the former credit facility discussed above, the Company also entered into a term loan agreement with an aggregate commitment of $27.2 million in the U.S. dated on June 8, 2009. This loan, at January 31, 2010, had an outstanding balance of $22.1 million, all of which has been classified as long-term as it was repaid in February 2010 with funds under its credit facility which are due on a long-term basis.

     On September 11, 2009, the Company sold, through a public offering, $57.5 million aggregate principal amount of 5.5% convertible senior notes which mature on October 1, 2014. Note holders may convert each $1,000 principal amount of notes to 196.7052 shares of stock (equivalent to an initial conversion price of approximately $5.08 per share of common stock) on September 30, 2014. The conversion rate may be increased in the event of a make-whole fundamental change (as defined in the prospectus supplement filed by the Company on September 11, 2009) and the Company may not redeem the notes prior to their maturity date. The net proceeds of the convertible senior notes offering were approximately $54.9 million.

     In January, 2010, the Company borrowed $3.7 million from a customer to purchase manufacturing equipment. This loan bears interest at 4.75% and will be repaid with product supplied to the customer. The Company estimates that the loan will be fully repaid by December 2014.

     In the first quarter of 2008 a capital lease agreement commenced for the U.S. nanoFab facility which bore interest at 8%. This lease was cancelled in the third fiscal quarter of 2009, at which time the Company and Micron (the lessor) entered into a new lease agreement for the facility. Under the provisions of the new lease agreement, quarterly lease payments were reduced from $3.8 million to $2.0 million, the term of the lease was extended from December 31, 2012 to December 31, 2014, and ownership of the property will not transfer to the Company at the end of the lease term. As a result of the new lease agreement, the Company reduced its lease obligation and the carrying value of its assets under capital leases by approximately $28 million. The lease will continue to be accounted for as a capital lease until the end of its original lease term. For the additional two years of the new lease term, the lease will be accounted for as an operating lease. As of January 31, 2010, total capital lease amounts payable were $23.8 million, of which $21.0 million represented principal and $2.8 million represented interest.

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

NOTE 10 - COMMON STOCK WARRANTS

     On September 10, 2009 the Company entered into two warrant agreements with Intel Capital Corporation to purchase a total of 750,000 shares of the Company's common stock. Under one warrant agreement 500,000 shares of the Company's common stock can be purchased at an exercise price of $4.15 per share and under the second warrant agreement 250,000 shares of the Company's common stock can be purchased at an exercise price of $5.08 per share. The warrant agreements expire on September 10, 2014. Also on September 10, 2009 the Company and Intel Corporation entered into an agreement to share technical and operations information regarding the development of the Company's products, the capabilities of the Company's photomask manufacturing lines and the alignment of photomask toolsets. Intel Capital Corporation also invested in the Company's convertible debt offering. The warrants were recorded at their fair value on their date of grant, which was determined using the Black-Scholes option pricing model. As of January 31, 2010, none of the warrants had been exercised.

     In conjunction with an amendment to its credit facility on May 15, 2009, the Company also entered into a warrant agreement with its lenders. See Note 9 for further discussion of these warrants.

NOTE 11 - FAIR VALUE MEASUREMENTS

     Fair value, as defined in accounting guidance, is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. An "orderly transaction" is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities (i.e. it is not a forced transaction). The transaction to sell an asset or transfer a liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. Therefore, the objective of a fair value measurement is to determine the price that would be received to sell the asset or paid to transfer the liability (an exit price) at the measurement date.

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

     The Company follows a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. This fair value hierarchy gives the highest priority to unadjusted, quoted market prices in active markets for identical assets or liabilities (including when the liabilities are traded as assets) while giving the lowest priority to unobservable inputs, which are inputs that reflect the Company's assumptions about the factors that market participants would use in valuing assets or liabilities, based upon the best information available under existing circumstances. In cases when the inputs used to measure fair value fall in different levels of the fair value hierarchy, the level within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, including the consideration of factors specific to the asset or liability. The hierarchy consists of the following three levels:

     Level 1 - Inputs are prices in active markets that are accessible at the measurement date.

     Level 2 - Inputs other than quoted prices included within Level 1 are observable for the asset or liability, either directly or indirectly. The Company's Level 2 liability consists of its common stock warrants which are reported in other liabilities.

     Level 3 - Inputs are unobservable inputs for the asset or liability. The Company's Level 3 assets consist of a foreign bond fund that is reported in other current assets.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

     The tables below present assets and liabilities as of January 31, 2010 and November 1, 2009 that are measured at fair value on a recurring basis.

	January 31, 2010
	Quoted
	Prices
	in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Foreign bond fund	$-	$-	$150	$150
Total assets	$-	$-	$150	$150
Common stock warrants	$-	$(2,228)	$-	$(2,228)
Total liabilities	$-	$(2,228)	$-	$(2,228)

	November 1, 2009
	Quoted
	Prices
	in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Foreign bond fund	$-	$-	$148	$148
Total assets	$-	$-	$148	$148
Common stock warrants	$-	$(3,205)	$-	$(3,205)
Total liabilities	$-	$(3,205)	$-	$(3,205)

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

     Any unrealized losses, other than credit losses, which would be reported in the condensed consolidated statements of operations, related to the foreign bond fund would be included in accumulated other comprehensive income. Gains or losses related to fair value adjustments to the warrant liability are included in other income (expense), net.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

     The Company, as permitted under accounting guidance issued in 2008, deferred the effective date for applying fair value guidance to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis until November 2, 2009. As a result of this election, certain long-lived assets that, in fiscal year 2009 and in connection with the Company's restructuring initiatives, were measured at fair value on a nonrecurring basis did not have fair value disclosure provisions applied to them. The Company, as of January 31, 2010, did not have any nonfinancial assets or liabilities measured at fair value on a nonrecurring basis.

Fair Value of Other Financial Instruments

     The fair values of the Company's cash and cash equivalents, accounts receivable, accounts payable, and certain other current assets and current liabilities approximate their carrying value due to their short-term maturities. The fair value of the Company's variable rate long-term debt approximates its carrying value due to the variable nature of the underlying interest rates. As of January 31, 2010, the estimated fair value of the Company's outstanding 5.5% convertible senior notes was approximately $59.9 million.

NOTE 12 - GEOGRAPHIC INFORMATION

     The Company operates as a single operating segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors. Geographic net sales are based primarily on where the Company's manufacturing facility is located. The Company's net sales for the three months ended January 31, 2010 and February 1, 2009 and its long-lived assets by geographic area as of January 31, 2010, and November 1, 2009, are presented below.

	Three Months Ended
	January 31,	February 1,
	2010	2009
Net sales
Asia	$60,807	$56,240
Europe	9,518	8,750
North America	27,872	23,052
	$98,197	$88,042

	As of
	January 31,	November 1,
	2010	2009
Long-lived assets
Asia	$205,958	$199,179
Europe	16,434	9,579
North America	132,009	139,131
	$354,401	$347,889

     The Company is typically impacted during its first fiscal quarter by the North American and European holiday periods as some customers reduce their effective workdays and orders during this period.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

     As of January 31, 2010, the Company had commitments outstanding for capital expenditures of approximately $23 million.

     The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse effect on the business of the Company.

NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to improve disclosures related to fair value measurements. The amended guidance includes new requirements to separately disclose transfers in and out of Level 1 and Level 2, and to present separately information about purchases, sales, issuances, and settlements in the reconciliation of Level 3 fair value measurements. The guidance also clarifies existing disclosures by changing the level of disaggregation of fair value measurements to the class of asset or liability, which is often a subset of a line item within the statement of financial position. In addition, the guidance requires reporting entities to provide disclosures about inputs and valuation techniques for both recurring and nonrecurring fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3, which are effective for interim and annual periods beginning after December 15, 2010. The Company does not expect that the adoption of this updated guidance related to fair value measurements will have a material impact on its consolidated financial statements.

     In September 2009, the FASB issued revised guidance for multiple-deliverable revenue arrangements. This guidance changes the criteria for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable. Under the revised guidance, the selling price for each deliverable in a multiple-deliverable arrangement will, in order of preference and when available, be based on vendor specific objective evidence, third party evidence, or estimated selling price. The revised guidance prescribes that an estimated selling price be determined in a manner that is consistent with that used to determine the price to sell the deliverable on a stand alone basis, eliminates the residual method of allocation, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The revised guidance also significantly expands the disclosures related to multiple-deliverable arrangements, and is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect that the adoption of the revised guidance will have a material impact on its consolidated financial statements.

     In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. The amended standards require an enterprise to perform an analysis to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis is performed in order to identify the primary beneficiary of the variable interest entity as being the enterprise that has certain characteristics described in the amended standards. The amended standards, in addition to other requirements, require an enterprise to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's financial performance and, mandates ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. These amended standards are effective for financial statements issued for fiscal years beginning after November 15, 2009 and interim financial statements within those fiscal years. The Company is currently evaluating the impact, if any, this guidance will have on its consolidated financial statements.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Management's discussion and analysis ("MD&A") of the Company's financial condition, business results and outlook should be read in conjunction with its condensed consolidated financial statements and related notes. Various segments of this MD&A contain forward-looking statements, all of which are presented based on current expectations and may be adversely affected by uncertainties and risk factors (presented throughout this filing and in the Company's Annual Report on Form 10-K for the fiscal 2009 year), that may cause actual results to materially differ from these expectations.

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

     The effects of the weakened global economy and the tightened credit market are also making it increasingly difficult for the Company to obtain external sources of financing to fund its operations. The Company faces challenges in the current and near term that require it to continue to make significant improvements in its competitiveness. The Company continues to evaluate financing alternatives, delay capital expenditures and evaluate further cost reduction initiatives.

     The Company's ability to comply with the financial and other covenants in its debt agreements may be affected by worsening economic or business conditions, or other events. Existing covenant restrictions limit the Company's ability to obtain additional debt financing and should the Company be unable to meet one or more of these covenants the Company's lenders may require the Company to repay its outstanding balances prior to the expiration date of the agreements. The Company cannot assure that additional sources of financing would be available to the Company to pay off its long-term borrowings to avoid default. Should the Company default on any of its long-term borrowings, a cross default would occur on its other long-term borrowings, unless amended or waived. As of January 31, 2010, the Company was in compliance with its debt covenants.

Material Changes in Results of Operations
Three Months ended January 31, 2010 versus February 1, 2009

     The following table represents selected operating information expressed as a percentage of net sales.

	Three Months Ended
	January 31,	February 1,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales	(81.5)	(88.0)
Gross margin	18.5	12.0
Selling, general and administrative expenses	(10.4)	(11.8)
Research and development expenses	(4.0)	(4.1)
Consolidation, restructuring and related charges	(0.2)	(1.9)
Operating income (loss)	3.9	(5.8)
Other expense, net	(2.5)	(4.1)
Net income (loss) before income taxes	1.4	(9.9)
Income tax provision	(1.0)	(1.4)
Net income (loss)	0.4	(11.3)
Net income attributable to noncontrolling interests	(0.2)	(0.3)
Net income (loss) attributable to Photronics, Inc.	0.2%	(11.6)%

     Note: All of the following tabular comparisons, unless otherwise indicated, are for the three months ended January 31, 2010 (Q1-10) and February 1, 2009 (Q1-09) in millions of dollars.

Net Sales

	Three Months Ended
			Percent
	Q1-10	Q1-09	Change
IC	$74.5	$63.6	17.1%
FPD	23.7	24.4	(3.0)%
Total net sales	$98.2	$88.0	11.5%

     Net sales for Q1-10 increased 11.5% to $98.2 million as compared to $88.0 million for Q1-09. The increase is related to increased IC sales, primarily due to increased high-end and mainstream unit demand, as well as higher average selling prices (ASPs) for high-end IC products. Revenues attributable to high-end products were $24.3 million in Q1-10 and $18.6 million in Q1-09. High-end photomask applications, which typically have higher ASPs, include mask sets for 65 nanometer and below for IC products and G7 and above technologies for FPD products. The Company's quarterly revenues can be affected by the seasonal purchasing of its customers. The Company is typically impacted during its first fiscal quarter by the North American and European holiday periods as some customers reduce their effective workdays and orders during this period. This seasonality was experienced to a greater than normal extent during Q1-09 as many of the Company's customers placed their fabs on extended shutdowns. By geographic area, net sales in Asia increased $4.6 million or 8.1%, North American sales increased $4.8 million or 20.9%, and European sales increased $0.8 million or 8.8%. As a percent of total net sales, net sales in Q1-10 in Asia were 62%, North America 28%, and Europe 10%; and net sales in Q1-09 in Asia were 64%, North America 26%, and Europe 10%.

Gross Margin

	Three Months Ended
			Percent
	Q1-10	Q1-09	Change
Gross margin	$18.2	$10.6	72.1%
Percentage of net sales	18.5%	12.0%

     Gross margin percentage increased to 18.5% in Q1-10 as compared to 12.0% in Q1-09 as a result of increased sales in all geographic regions, including high-end, and as a result of reduced costs associated with the 2009 closures of the Company's manufacturing facilities in Manchester, U.K. and Shanghai, China. The Company operates in a high fixed cost environment and, to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.

Selling, General and Administrative Expenses

	Three Months Ended
			Percent
	Q1-10	Q1-09	Change
S, G & A expenses	$10.1	$10.4	(2.4)%
Percentage of net sales	10.4%	11.8%

     Selling, general and administrative expenses decreased $0.3 million to $10.1 million in Q1-10 as compared to $10.4 million in Q1-09, primarily due to cost reduction programs.

Research and Development

	Three Months Ended
			Percent
	Q1-10	Q1-09	Change
R&D expenses	$4.0	$3.6	9.1%
Percentage of net sales	4.0%	4.1%

     Research and development expenses consist primarily of global development efforts relating to high-end process technologies for advanced sub-wavelength reticle solutions for IC and FPD technologies. Research and development expenses increased $0.4 million in Q1-10 as compared to Q1-09, primarily as a result of increased expenditures in Asia.

Consolidation, Restructuring and Related Charges

	Three Months Ended
	Q1-10	Q1-09
Employee terminations	$0.2	$1.1
Asset write-downs	-	0.6
Total consolidation, restructuring
and related charges	$0.2	$1.7

Shanghai, China, Facility

     During the three months ended August 2, 2009, the Company ceased the manufacture of photomasks at its Shanghai, China, facility. In connection with this restructuring, the Company has recorded total restructure charges of $10.4 million through January 31, 2010, including $9.9 million for asset write-downs, principally related to the Company's manufacturing facility. The fair value of the assets written down was determined by management using a market approach. Approximately 75 employees were affected by this restructuring. The Company expects the total after tax cost of this restructure to range between $11 million to $13 million through its expected completion during fiscal 2010.

Manchester, U.K., Facility

     During the three months ended February 1, 2009, the Company ceased the manufacture of photomasks at its Manchester, U.K., facility, and in connection therewith incurred total restructuring charges of $3.3 million through its completion in the fourth quarter of fiscal 2009, primarily for employee termination costs and asset write-downs. Approximately 85 employees were affected by this restructuring.

Other Income (Expense), net

	Three Months Ended
	Q1-10	Q1-09
Interest expense	$(2.9)	$(4.6)
Investment and other income, net	0.4	1.0
Other expense, net	$(2.5)	$(3.6)

     Interest expense decreased in Q1-10 as compared to Q1-09 primarily as a result of lower debt levels and lower average interest rates on the Company's long-term borrowings. The outstanding balance of the Company's variable rate debt and related higher interest costs were reduced substantially during the three month period ended November 1, 2009 with net proceeds from its common stock and convertible debt offerings. Investment and other income, net, decreased primarily due to less favorable foreign currency transaction results.

Provision for Income Taxes

	Three Months Ended
	Q1-10	Q1-09
Income tax provision	$1.0	$1.2

     The effective income tax rate differs from the amount computed by applying the U.S. statutory rate of 35% to the income (loss) before income taxes primarily because income tax provisions incurred in jurisdictions where the Company generated income before income taxes were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where the Company incurred losses before income taxes. Further, various investment tax credits have been utilized in Korea and Taiwan which reduced the Company's effective income tax rate.

     PKLT, the Company's FPD manufacturing facility in Taiwan, is accorded a tax holiday, which expires in 2012. In addition, the Company has been accorded a tax holiday in China which is expected to expire in 2011. The availability of these tax holidays did not have a significant impact on the Company's decision to increase its Asian presence, as the Company's decision was in response to fundamental changes that took place in the semiconductor industry. These tax holidays had no dollar or per share effect in the three month periods ended January 31, 2010 and February 1, 2009.

Net Income Attributable to Noncontrolling Interests

     Net income attributable to noncontrolling interests (formerly referred to as "minority interests") decreased $0.1 million to $0.2 million in Q1-10 as compared to Q1-09, primarily due to decreased net income at the Company's non-wholly owned subsidiary in Taiwan. The Company's ownership in its subsidiary in Taiwan was approximately 58% at January 31, 2010, and November 1, 2009, and its ownership in its subsidiary in Korea was approximately 99.7% at January 31, 2010, and November 1, 2009.

Liquidity and Capital Resources

     The Company's working capital was $88.7 million at January 31, 2010, and $89.5 million at November 1, 2009. Cash and cash equivalents decreased to $84.4 million at January 31, 2010, as compared to $88.5 million at November 1, 2009, primarily due to payments for capital expenditures and repayments of long-term borrowings. Cash provided by operating activities was $16.4 million for the three months ended January 31, 2010, as compared to $8.0 million for the same period last year, the increase primarily due to the Company's increased net income as compared to the same prior year period. Cash used in investing activities for the three months ended January 31, 2010 was $18.5 million, which was comprised primarily of capital expenditure payments. Cash used in financing activities of $3.4 million for the three months ended January 31, 2010 was primarily comprised of net repayments of long-term borrowings.

     On February 12, 2010, the Company amended its revolving credit facility, which was originally established on June 6, 2007, to a three-year $50 million revolving credit facility ("the credit facility") with an expansion option up to $65 million. At the time of the amendment, the then existing revolving credit facility and term loan were repaid in full with borrowings from the credit facility of $20.8 million, resulting in an unused commitment of $29.2 million. Both the revolving credit agreement and the term loan outstanding balances as of January 31, 2010 have been classified as long-term. The credit facility bears interest at LIBOR plus a spread, as defined in the agreement.

     The credit facility, which matures on February 12, 2013, is secured by substantially all of the Company's assets in the United States as well as stock the Company owns in certain of its foreign subsidiaries. The credit facility includes the following financial covenants: fixed charge coverage ratio, total leverage ratio, minimum unrestricted cash balance, and maximum capital expenditures, all as defined in the agreement.

     At January 31, 2010, the Company had capital commitments outstanding of approximately $23 million. Photronics believes that its currently available resources, together with its capacity for growth, and its access to equity and other financing sources, will be sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the remainder of its 2010 fiscal year. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations, existing cash, and cash available under its credit facility.

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

Share-Based Compensation

     Total share-based compensation expense was $0.6 million and $0.7 million for the three months ended January 31, 2010 and February 1, 2009, respectively, substantially all of which is recorded in selling, general and administrative expenses. No compensation cost was capitalized as part of inventory, and no income tax benefit has been recorded. As of January 31, 2010 total unrecognized compensation cost of $4.7 million is expected to be recognized over a weighted-average amortization period of 3.4 years.

Off-Balance Sheet Arrangements

     Under the operating agreement relating to the MP Mask joint venture, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount defined in the operating agreement. However, should the Board of Managers determine that further additional funding is required, the joint venture shall pursue its own financing. If the joint venture is unable to obtain its own financing, it may request additional capital contributions from the Company. Should the Company choose not to make a requested contribution to the joint venture, its ownership interest may be reduced. Cumulatively through January 31, 2010, the Company has contributed $6.1 million to the joint venture, and has received distributions from the joint venture totaling $10.0 million. During the three months ended January 31, 2010, there were no contributions made to the joint venture by the Company, and no distributions were received by the Company from the joint venture.

     The Company leases certain office facilities and equipment under operating leases that may require it to pay taxes, insurance and maintenance expenses related to the properties. Certain of these leases contain renewal or purchase options exercisable at the end of the lease terms. On May 19, 2009, the Company and Micron Technologies, Inc. entered into a new lease agreement for the U.S. nanoFab building and cancelled its prior lease agreement. The new lease, among other changes discussed in Note 9 to the condensed consolidated financial statements, extends the lease term from December 31, 2012 to December 31, 2014. The Company will continue to account for the lease as a capital lease for the remainder of its original term and account for it as an operating lease for the period of the lease extension. Rental payments due during the lease extension period total $13.9 million.

Business Outlook

     A majority of the Company's revenue growth is expected to come from the Asian region, as customers increase their use of manufacturing foundries located outside of North America and Europe. Additional revenue growth is also anticipated in North America as the Company benefits from advanced technology it may utilize under its technology license with Micron. The Company's Korean and Taiwanese operations are non-wholly owned subsidiaries, therefore, a portion of earnings generated at each of these locations is allocated to noncontrolling interests.

     The Company continues to assess its global manufacturing strategy and monitor its market capitalization, sales volume and related cash flows from operations. This ongoing assessment could result in future facility closures, asset redeployments, additional impairments of intangible or long-lived assets, workforce reductions, or the addition of increased manufacturing facilities, all of which would be based on market conditions and customer requirements.

Effect of Recent Accounting Pronouncements

     See Note 14 of the condensed consolidated financial statements for a summary of recent accounting pronouncements that may affect the Company's financial reporting.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company records derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company does not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of those derivatives are reported in the condensed consolidated statement of operations, or as accumulated other comprehensive income, a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, among other criteria, the derivative must be a hedge for an interest rate, price, foreign currency exchange rate, or credit risk, that is expected to be highly effective at the inception of the hedge and be highly effective in achieving offsetting changes in the fair value or cash flows of the hedged item during the term of the hedge, and formally documented at the inception of the hedge. In general, the types of risks hedged are those relating to the variability of future cash flows caused by movements in foreign currency exchange and interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of, and during the term of each hedge.

Foreign Currency Exchange Rate Risk

     The Company conducts business in several major international currencies through its worldwide operations and is subject to changes in foreign exchange rates of such currencies. Changes in exchange rates can positively or negatively affect the Company's sales, operating margins, assets, liabilities, and retained earnings. The functional currencies of the Company's Asian subsidiaries are the Korean won, New Taiwan dollar, Chinese renminbi, and Singapore dollar. The functional currencies of the Company's European subsidiaries are the British pound and the euro.

     The Company attempts to minimize its risk of foreign currency transaction losses by producing its products in the same country in which the products are sold (thereby generating revenues and incurring expenses in the same currency), and by managing its working capital. In some instances, the Company may sell or purchase products in a currency other than the functional currency of the country where it was produced. There can be no assurance that this approach will continue to be successful, especially in the event of a significant adverse movement in the value of any foreign currencies against the U.S. dollar. In certain recent years the Company experienced significant foreign exchange losses on these transactions.

     The Company's primary net foreign currency exposures as of January 31, 2010 included the Korean won, the Japanese yen, the Singapore dollar, the New Taiwan dollar, the British pound, the euro, and the Chinese renminbi. As of January 31, 2010, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $4.5 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations, or cash flows.

     In April 2008, the Company's Korean and Taiwanese subsidiaries each entered into separate foreign currency exchange rate swap contracts that effectively converted a $12 million interest bearing intercompany loan denominated in U.S. dollars into their respective local currencies. Both contracts expired in conjunction with the April 2009 maturity date of the intercompany loan. The Company did not elect to designate either contract as a fair value hedge.

Interest Rate Risk

     At January 31, 2010, the Company had $24.7 million in variable rate borrowings. A 10% change in interest rates would not have had a material effect on the Company's consolidated financial position, results of operations, or cash flows in the three month periods ended January 31, 2010 or February 1, 2009.

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

Changes in Internal Control over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the Company's first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

     There have been no material changes to risks relating to the Company's business as disclosed in Part 1, Item 1A of the Company's Form 10-K for the year ended November 1, 2009.

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

By:	Photronics, Inc. (Registrant) /s/ SEAN T. SMITH
Sean T. Smith Senior Vice President Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: March 11, 2010