Form 10-Q
period 2010-05-02
PHOTRONICS INC
filed 2010-06-10
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 2, 2010 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 1, 2010
Common Stock, $0.01 par value	53,620,694 Shares

Forward-Looking Statements

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of Photronics, Inc. ("Photronics" or the "Company"). These statements are based on management's beliefs, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be identified by words like "expect", "anticipate", "believe", "plan", "projects", and similar expressions. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this quarterly report on Form 10-Q, in press releases, written statements, or other documents filed with the Securities and Exchange Commission or, in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls, regarding the consummation and benefits of future acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. These factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements. Factors that might affect such forward-looking statements include, but are not limited to, overall economic and business conditions; economic and political conditions in international markets; the demand for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; changes in federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate fluctuations and other capital market conditions, including changes in the market price of the Company's common stock; foreign currency exchange rate fluctuations; changes in technology; the timing, impact, and other uncertainties of future acquisitions; the seasonal and cyclical nature of the semiconductor and flat panel display industries; management changes; damage or destruction to the Company's facilities by natural disasters, labor strikes, political unrest, or terrorist activity; the ability of the Company to place new equipment in service on a timely basis; obtain additional financing; achieve anticipated synergies and other cost savings in connection with acquisitions and productivity programs; fully utilize its tools; achieve desired yields, pricing, product mix, and market acceptance of its products; and obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company's expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements except as otherwise required by securities and other applicable laws.

PHOTRONICS, INC.
AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	May 2,	November 1,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$91,410	$88,539
Accounts receivable, net of allowance of $3,434 in 2010
and $2,669 in 2009	81,247	66,920
Inventories	15,861	14,826
Deferred income taxes	3,509	3,264
Other current assets	6,403	6,448
Total current assets	198,430	179,997

Property, plant and equipment, net	360,108	347,889
Investment in joint venture	60,901	60,945
Intangible assets, net	50,794	55,054
Other assets	19,175	19,771
	$689,408	$663,656

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term borrowings	$11,364	$10,301
Accounts payable	68,317	59,187
Accrued liabilities	25,700	20,967
Total current liabilities	105,381	90,455

Long-term borrowings	96,897	112,137
Deferred income taxes	1,342	1,487
Other liabilities	9,619	9,881
Total liabilities	213,239	213,960

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value,
2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value,
150,000 shares authorized, 53,497 shares issued and outstanding
at May 2, 2010 and 53,011 at November 1, 2009	535	530
Additional paid-in capital	434,976	432,160
Accumulated deficit	(18,460)	(26,546)
Accumulated other comprehensive income (loss)	6,218	(6,389)
Total Photronics, Inc. shareholders' equity	423,269	399,755
Noncontrolling interests	52,900	49,941
Total equity	476,169	449,696
	$689,408	$663,656

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 2,	May 3,	May 2,	May 3,
	2010	2009	2010	2009
Net sales	$105,070	$83,232	$203,267	$171,275
Costs and expenses:
Cost of sales	(82,980)	(71,792)	(163,000)	(149,275)
Selling, general and administrative	(10,870)	(10,630)	(21,018)	(21,032)
Research and development	(3,601)	(4,177)	(7,556)	(7,801)
Consolidation, restructuring and
related (charges) credits	5,029	(406)	4,836	(2,086)
Impairment of long-lived assets	-	(1,458)	-	(1,458)
Operating income (loss)	12,648	(5,231)	16,529	(10,377)
Other income (expense):
Interest expense	(3,059)	(4,430)	(5,981)	(9,076)
Investment and other income (expense), net	876	(571)	1,345	451
Income (loss) before income taxes	10,465	(10,232)	11,893	(19,002)
Income tax (provision) benefit	(1,860)	76	(2,880)	(1,122)
Net income (loss)	8,605	(10,156)	9,013	(20,124)
Net (income) loss attributable to
noncontrolling interests	(732)	84	(927)	(181)
Net income (loss) attributable to
Photronics, Inc.	$7,873	$(10,072)	$8,086	$(20,305)
Earnings (loss) per share:
Basic	$0.15	$(0.24)	$0.15	$(0.49)
Diluted	$0.14	$(0.24)	$0.15	$(0.49)
Weighted-average number of common shares
outstanding:
Basic	53,405	41,775	53,253	41,749
Diluted	65,780	41,775	54,291	41,749

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	May 2,	May 3,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$9,013	$(20,124)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	45,863	42,027
Consolidation, restructuring and related charges (credits)	(5,059)	2,086
Impairment of long-lived assets	-	1,458
Changes in assets and liabilities:
Accounts receivable	(12,918)	5,952
Inventories	(592)	756
Other current assets	1,199	2,284
Accounts payable, accrued liabilities, and other	(3,743)	(8,090)
Net cash provided by operating activities	33,763	26,349
Cash flows from investing activities:
Purchases of property, plant and equipment	(31,003)	(20,375)
Proceeds from sale of facility	12,880	-
Increase in restricted cash	(1,250)	-
Proceeds from sales of investments and other	255	941
Distribution from joint venture	-	5,000
Net cash used in investing activities	(19,118)	(14,434)
Cash flows from financing activities:
Repayments of long-term borrowings	(40,302)	(10,889)
Proceeds from long-term borrowings	26,622	-
Payments of deferred financing fees	(1,056)	(2,249)
Other	71	-
Net cash used in financing activities	(14,665)	(13,138)
Effect of exchange rate changes on cash	2,891	(1,052)
Net increase (decrease) in cash and cash equivalents	2,871	(2,275)
Cash and cash equivalents at beginning of period	88,539	83,763
Cash and cash equivalents at end of period	$91,410	$81,488

Supplemental disclosure of cash flow information:

Change in accrual for purchases of property, plant
and equipment	$19,521	$(14,542)

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended May 2, 2010 and May 3, 2009
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

    The following tables set forth the Company's consolidated changes in equity for the three and six months ended May 2, 2010 and May 3, 2009:

	Three Months Ended May 2, 2010
	Photronics, Inc. Shareholders
					Accumulated
			Add'l		Other	Total	Non-
	Common Stock		Paid-in	Accumulated	Comprehensive	Photronics,	controlling	Total
	Shares	Amount	Capital	Deficit	Income	Inc.	Interests	Equity
Balance at January 31, 2010	53,281	$533	$433,632	$(26,333)	$(444)	$407,388	$51,051	$458,439
Comprehensive income:
Net income	-	-	-	7,873	-	7,873	732	8,605
Unrealized holding gain	-	-	-	-	76	76	56	132
Amortization of cash flow hedges	-	-	-	-	33	33	-	33
Foreign currency translation
adjustments	-	-	-	-	6,553	6,553	1,061	7,614
Total comprehensive income	-	-	-	-	-	14,535	1,849	16,384
Sale of common stock through
employee stock option and
purchase plans	53	1	74	-	-	75	-	75
Share-based compensation expense	1	-	454	-	-	454	-	454
Common stock warrants exercised	162	1	816	-	-	817	-	817
Balance at May 2, 2010	53,497	$535	$434,976	$(18,460)	$6,218	$423,269	$52,900	$476,169

	Three Months Ended May 3, 2009
	Photronics, Inc. Shareholders
					Accumulated
			Add'l		Other	Total	Non-
	Common Stock		Paid-in	Accumulated	Comprehensive	Photronics,	controlling	Total
	Shares	Amount	Capital	Deficit	Loss	Inc.	Interests	Equity
Balance at February 1, 2009	41,757	$418	$385,188	$5,131	$(33,052)	$357,685	$48,608	$406,293
Comprehensive income:
Net loss	-	-	-	(10,072)	-	(10,072)	(84)	(10,156)
Unrealized holding gains	-	-	-	-	15	15	-	15
Amortization of cash flow hedges	-	-	-	-	32	32	-	32
Foreign currency translation
adjustments	-	-	-	-	10,998	10,998	712	11,710
Total comprehensive income	-	-	-	-	-	973	628	1,601
Sale of common stock through
employee stock option and
purchase plans	-	-	15	-	-	15	-	15
Share-based compensation expense	20	-	623	-	-	623	-	623
Noncontrolling interests’ subsidiary dividend	-	-	-	-	-	-	(437)	(437)
Balance at May 3, 2009	41,777	$418	$385,826	$(4,941)	$(22,007)	$359,296	$48,799	$408,095

	Six Months Ended May 2, 2010
	Photronics, Inc. Shareholders
					Accumulated
			Add'l		Other	Total	Non-
	Common Stock		Paid-in	Accumulated	Comprehensive	Photronics,	controlling	Total
	Shares	Amount	Capital	Deficit	Income	Inc.	Interests	Equity
Balance at November 1, 2009	53,011	$530	$432,160	$(26,546)	$(6,389)	$399,755	$49,941	$449,696
Comprehensive income:
Net income	-	-	-	8,086	-	8,086	927	9,013
Unrealized holding gain	-	-	-	-	76	76	56	132
Amortization of cash flow hedges	-	-	-	-	65	65	-	65
Foreign currency translation
adjustments	-	-	-	-	12,466	12,466	1,976	14,442
Total comprehensive income						20,693	2,959	23,652
Sale of common stock through
employee stock option and
purchase plans	93	1	104	-	-	105	-	105
Share-based compensation expense	43	-	1,031	-	-	1,031	-	1,031
Common stock warrants exercised	350	4	1,681	-	-	1,685	-	1,685
Balance at May 2, 2010	53,497	$535	$434,976	$(18,460)	$6,218	$423,269	$52,900	$476,169

	Six Months Ended May 3, 2009
	Photronics, Inc. Shareholders
					Accumulated
			Add'l		Other	Total	Non-
	Common Stock		Paid-in	Accumulated	Comprehensive	Photronics,	controlling	Total
	Shares	Amount	Capital	Deficit	Loss	Inc.	Interests	Equity
Balance at November 2, 2008	41,712	$417	$384,502	$15,364	$(17,501)	$382,782	$49,616	$432,398
Comprehensive income:
Net income(loss)	-	-	-	(20,305)	-	(20,305)	181	(20,124)
Unrealized holding gains	-	-	-	-	90	90	39	129
Amortization of cash flow hedges	-	-	-	-	513	513	-	513
Foreign currency translation
adjustments	-	-	-	-	(5,109)	(5,109)	(600)	(5,709)
Total comprehensive loss	-	-	-	-	-	(24,811)	(380)	(25,191)
Sale of common stock through
employee stock option and
purchase plans	-	-	38	-	-	38	-	38
Share-based compensation expense	65	1	1,286	-	-	1,287	-	1,287
Noncontrolling interests’ subsidiary dividend	-	-	-	-	-	-	(437)	(437)
Balance at May 3, 2009	41,777	$418	$385,826	$(4,941)	$(22,007)	$359,296	$48,799	$408,095

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

     The Company has utilized MP Mask for both high-end IC photomask production and research and development purposes. MP Mask charges its variable interest holders based on their actual usage of its facility. MP Mask separately charges for any research and development activities it engages in at the requests of its owners. The Company recorded cost of sales of $1.5 million and $2.7 million and research and development expenses of $0.2 million and $0.5 million during the three and six month periods ended May 2, 2010. Cost of sales of $0.9 million and $1.2 million and research and development expenses of $0.3 million and $0.8 million were recorded during the three and six month periods ended May 3, 2009.

     MP Mask is governed by a Board of Managers, appointed by Micron and the Company. Since MP Mask's inception, Micron, as a result of its majority ownership, has appointed the majority of its managers. The number of managers appointed by each party is subject to change as ownership interests change. Under the operating agreement relating to the MP Mask joint venture, in order to maintain its 49.99% interest, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount defined in the operating agreement. However, should the Board of Managers determine that further additional funding is required, the joint venture shall pursue its own financing. If the joint venture is unable to obtain its own financing, it may request additional capital contributions from the Company. Should the Company choose not to make a requested contribution to the joint venture, its ownership interest may be reduced. The Company received no distributions from MP Mask during the three and six month periods ended May 2, 2010, and received a $5 million distribution during the three and six month periods ended May 3, 2009. The Company made no contributions to MP Mask during the three and six month periods ended May 2, 2010 and May 3, 2009.

     The Company's investment in the VIE, which represents its maximum exposure to loss, was $60.9 million at May 2, 2010 and November 1, 2009. These amounts are reported in the Company's condensed consolidated balance sheets as "Investment in joint venture".

NOTE 4 - EARNINGS (LOSS) PER SHARE

     The calculation of basic and diluted earnings (loss) per share is presented below.

	Three Months Ended		Six Months Ended
	May 2,	May 3,	May 2,	May 3,
	2010	2009	2010	2009
Net income (loss) attributable to Photronics, Inc.	$7,873	$(10,072)	$8,086	$(20,305)
Effect of dilutive securities:
Interest expense on convertible notes,
net of related tax effects	1,016	-	-	-
Earnings (loss) for diluted earnings (loss) per share	$8,889	$(10,072)	$8,086	$(20,305)
Weighted-average common shares computations:
Weighted-average common shares used for
basic earnings (loss) per share	53,405	41,775	53,253	41,749
Effect of dilutive securities:
Convertible notes	11,311	-	-	-
Employee stock options and restricted shares	989	-	990	-
Common stock warrants	75	-	48	-
Potentially dilutive common shares	12,375	-	1,038	-
Weighted-average common shares used for
diluted earnings (loss) per share	65,780	41,775	54,291	41,749
Basic earnings (loss) per share	$0.15	$(0.24)	$0.15	$(0.49)
Diluted earnings (loss) per share	$0.14	$(0.24)	$0.15	$(0.49)

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

	Three Months Ended		Six Months Ended
	May 2,	May 3,	May 2,	May 3,
	2010	2009	2010	2009
Convertible notes	-	-	11,311	-
Employee stock options and restricted shares	2,844	2,193	2,652	2,200
Common stock warrants	747	-	854	-
Total potentially dilutive shares excluded	3,591	2,193	14,817	2,200

     In periods in which the Company incurred a net loss, the assumed exercise of certain outstanding employee stock options and the vesting of restricted shares had an antidilutive effect. Had the Company recognized sufficient net income, there would have been 0.1 million and 0.3 million of incremental weighted-average shares of these employee stock options and restricted shares outstanding during the three and six month periods ended May 3, 2009, respectively.

NOTE 5 - SHARE-BASED COMPENSATION PLANS

     In March 2007, the Company’s shareholders approved a new share-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to, shares of the Company's common stock may be granted from shares authorized but unissued, shares previously issued and reacquired by the Company, or both. The maximum number of shares of common stock approved by the Company’s shareholders to be issued under the Plan was increased from three million shares to six million shares during the three month period ended May 2, 2010. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. The Company incurred compensation cost under the Plan for the three and six month periods ended May 2, 2010 of $0.3 million and $0.8 million, respectively, and $0.6 million and $1.3 million for the three and six month periods ended May 3, 2009, respectively. The Company received cash from option exercises of $0.1 million for the three and six month periods ended May 2, 2010, respectively, and did not receive any cash from option exercises during the three and six month periods ended May 3, 2009. No share-based compensation cost was capitalized as part of inventory and no related income tax benefits were recorded during the periods presented.

Stock Options

     Option awards generally vest in one to four years, and have a ten-year contractual term. All incentive and non-qualified stock option grants have an exercise price equal to the market value of the underlying common stock on the date of grant. The option and share awards provide for accelerated vesting if there is a change in control as defined in the Plan.

     The grant date fair value of options is based upon the closing price on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's stock. The Company uses historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that the options granted are expected to remain outstanding. The risk-free rate of return for the estimated term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Inputs used to calculate the grant date fair value of options issued during the three month and six month periods ended May 2, 2010 and May 3, 2009, are presented in the following table.

	Three Months Ended			Six Months Ended
	May 2,	May 3,		May 2,	May 3,
	2010	2009		2010	2009
Expected volatility	N/A	82.1%		89.3%	69.8%
Risk free rate of return	N/A	1.9%		2.2 – 2.4%	2.5%
Dividend yield	N/A	0.0%		0.0%	0.0%
Expected term	N/A	4.7	years	4.5 years	4.7	years

     A summary of option awards under the plan as of May 2, 2010 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at May 2, 2010	4,013,990	$9.95	6.6 years	$6,804
Exercisable at May 2, 2010	2,014,230	$16.69	4.4 years	$1,133

     There were no share options granted during the three month period ended May 2, 2010. There were 5,000 share options granted with a weighted-average grant date fair value of $0.84 during the three month period ended May 3, 2009. There were 846,400 share options granted during the six month period ended May 2, 2010, with a weighted-average grant date fair value of $2.97 per share and 1,348,250 share options granted during the six month period ended May 3, 2009, with a weighted-average grant date fair value of $0.44 per share. As of May 2, 2010, the total unrecognized compensation cost related to non-vested option awards was approximately $2.4 million. That cost is expected to be recognized over a weighted-average amortization period of 3.2 years.

Restricted Stock

     The Company periodically grants restricted stock awards. The restrictions on these awards lapse over a service period that has ranged from less-than-one to eight years. No restricted stock awards were issued during the three or six month periods ended May 2, 2010 or during the three month period ended May 3, 2009, and 75,000 shares with a weighted-average grant date fair value of $0.76 per share were granted during the six months ended May 3, 2009. As of May 2, 2010, the total compensation cost related to nonvested restricted stock awards not yet recognized was approximately $1.5 million. That cost is expected to be recognized over a weighted-average amortization period of 3.3 years. A summary of the status of the Company's non-vested restricted shares as of May 2, 2010 is presented below.

Weighted
Average
		Remaining	Aggregate
		Contractual	Intrinsic
Restricted Stock	Shares	Life	Value
Outstanding at May 2, 2010	114,335	3.1 years	$623

NOTE 6 - CONSOLIDATION, RESTRUCTURING AND RELATED CHARGES

Shanghai, China, Facility

     During the three months ended August 2, 2009, the Company ceased the manufacture of photomasks at its Shanghai, China, facility. In connection with this restructuring, the Company has recorded total net charges of $5.4 million through May 2, 2010, including $4.2 million of net asset write-downs. The fair value of the assets written down was determined by management using a market approach. Approximately 75 employees were affected by this restructuring.

     The Company recorded an initial restructuring charge of $10.1 million during the three month period ended August 2, 2009, which included $7.7 million to write down the carrying value of the Company's Shanghai manufacturing facility to its estimated fair value at that time. During the three months ended May 2, 2010, the Company sold its facility in Shanghai, China, for net proceeds of $12.9 million which resulted in a gain of $5.2 million. This gain was recorded as a credit to the restructuring reserve during the three months ended May 2, 2010.

     The Company expects this restructuring to be completed during the third quarter of fiscal 2010, and does not expect the remaining restructuring costs to be significant. The following table sets forth the Company's restructuring reserve related to its Shanghai, China, facility as of May 2, 2010, and reflects the activity affecting the reserve for the three and six month periods then ended. The remaining balance at May 2, 2010 primarily relates to expenses incurred relating to the sale of the facility.

	Three Months Ended				Six Months Ended
	May 2, 2010				May 2, 2010
	February 1,	Charges		May 2,	November 2,	Charges		May 2,
	2010	(credit)	Utilized	2010	2009	(credit)	Utilized	2010
Net gain on sales of assets	$-	$(5,020)	$5,238	$218	$-	$(5,020)	$5,238	$218
Employee terminations
and other	-	(9)	9	-	134	184	(318)	-
	$-	$(5,029)	$5,247	$218	$134	$(4,836)	$4,920	$218

Manchester, U.K., Facility

     During the three months ended February 1, 2009, the Company ceased the manufacture of photomasks at its Manchester, U.K., facility and, in connection therewith, incurred total restructuring charges of $3.3 million through its completion in the fourth quarter of fiscal 2009, primarily for employee termination costs and asset write-downs. Approximately 85 employees were affected by this restructuring. The following table sets forth the Company's 2009 restructuring reserve related to its Manchester, U.K., facility as of May 3, 2009, and reflects the activity affecting the reserve for the three and six month periods then ended.

	Three Months Ended				Six Months Ended
	May 3, 2009				May 3, 2009
	February 1,			May 3,	November 2,			May 3,
	2009	Charges	Utilized	2009	2008	Charges	Utilized	2009
Employee terminations	$-	$328	$(328)	$-	$-	$1,390	$(1,390)	$-
Asset write-downs
and other	154	78	(232)	-	-	696	(696)	-
	$154	$406	$(560)	$-	$-	$2,086	$(2,086)	$-

NOTE 7 - INCOME TAXES

     The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to the income (loss) before income taxes primarily because income tax provisions incurred in jurisdictions where the Company generated income before income taxes were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where the Company incurred losses before income taxes. Further, various investment tax credits have been utilized in Korea and Taiwan which reduced the Company's effective income tax rate.

     The Company accounts for uncertain tax positions by recording a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in its tax returns. The Company recognizes any interest and penalties related to uncertain tax positions in the income tax provision in its condensed consolidated statement of operations.

     As of May 2, 2010 and November 1, 2009, the gross unrecognized tax benefits for income taxes associated with uncertain tax positions totaled approximately $2.0 million (including interest and penalties of $0.4 million). If recognized, the benefits would favorably impact the Company's effective tax rate in future periods. As of May 2, 2010, the Company believes it is not reasonably possible that the total amounts of unrecognized benefits will significantly increase or decrease in the next twelve months.

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

     On May 15, 2009, in connection with an amendment to its credit facility, the Company issued 2.1 million warrants, each exercisable for one share of the Company's common stock at an exercise price of $0.01 per share. Forty percent of the warrants were exercisable upon issuance, and the remaining balance was to become exercisable in twenty percent increments at various points in time after October 31, 2009. As a result of certain net cash settleable put provisions within the warrant agreement, the warrants were recorded as a liability in the Company's consolidated balance sheet. As of the issuance date and for future periods that such warrants remain outstanding, the Company has, and will continue to, adjust the liability based upon the current fair value of the warrants, with any changes in their fair value being recognized in earnings. Due to the warrants' exercise price of $0.01 per share, their fair value will approximate the market price of the Company's common stock. Approximately 1.2 million of these warrants were cancelled as a result of the Company's early repayment of certain amounts under its credit facility during the year ended November 1, 2009, and the associated liability was reduced accordingly.

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

     The table below presents the effect of derivative instruments on the Company's condensed consolidated balance sheets at May 2, 2010 and November 1, 2009.

Derivatives
Not Designated
as Hedging		Fair Value at
Instruments Under		May 2,	November 1,
ASC 815	Balance Sheet Location	2010	2009
Warrants on common stock	Other liabilities	$2,272	$3,205

     The table below presents the effect of derivative instruments on the Company's condensed consolidated statements of operations for the three and six month periods ended May 2, 2010 and May 3, 2009.

Derivatives
Not Designated	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
as Hedging	Recognized in	Three Months Ended		Six Months Ended
Instruments Under	Income on	May 2,	May 3,	May 2,	May 3,
ASC 815	Derivatives	2010	2009	2010	2009
Warrants on common stock	Investment and other income (expense), net	$(860)	$-	$(751)	$-

Foreign exchange contracts	Investment and other income (expense), net	$-	$(425)	$-	$93

NOTE 9 - LONG-TERM BORROWINGS

     Long-term borrowings consist of the following:

	May 2,	November 1,
	2010	2009
5.5% convertible senior notes due
on October 1, 2014	$57,500	$57,500
Borrowings under revolving credit facility, which
bears interest at a variable rate, as defined (4.31% at
May 2, 2010 and 8.0% at November 1, 2009)	17,000	2,568
8.0% capital lease obligation payable through
January 2013	19,449	22,552
5.6% capital lease obligation payable through
October 2012	10,987	12,614
4.75% financing loan with customer	3,325	-
Term loan which bore interest at a variable rate
as defined (8.0% at November 1, 2009)	-	27,204
	108,261	122,438
Less current portion	11,364	10,301
	$96,897	$112,137

     On February 12, 2010, the Company amended its revolving credit facility, which was originally established on June 6, 2007, to a three-year $50 million revolving credit facility ("the credit facility") with an expansion option up to $65 million. At the time of the amendment, the then existing revolving credit facility and term loan were repaid in full with borrowings from the credit facility of $20.8 million, and in connection therewith the Company wrote off $1.0 million of deferred financing fees. Net repayments made towards the credit facility during the three month period ended May 2, 2010 further reduced the outstanding balance of the facility to $17 million and increased the unused commitment to $33 million as of May 2, 1010. The credit facility bears interest at LIBOR plus a spread, as defined in the agreement (4.31% at May 2, 2010) based upon the Company's total leverage ratio. On May 7, 2010, the revolving credit facility was amended to expand its capacity from $50 million to $65 million. On May 18, 2010, the Company paid $12 million towards its revolving credit balance, which resulted in an outstanding balance of $5 million and an unused available balance of $60 million.

     The credit facility, which matures on February 12, 2013, is secured by substantially all of the Company's assets in the United States as well as common stock the Company owns in certain of its foreign subsidiaries. The credit facility is subject to the following financial covenants: fixed charge coverage ratio, total leverage ratio, minimum unrestricted cash balance, and maximum capital expenditures, all as defined in the agreement.

     In May 2009, the Company amended its then existing revolving credit facility and entered into a warrant agreement with its lenders for 2.1 million shares of its common stock. Forty percent of the warrants were exercisable upon issuance while the remaining warrants were cancelled as a result of the Company's September 2009 early repayment of a portion of the outstanding balance under its June 6, 2007 credit agreement. As of May 2, 2010, approximately 0.4 million warrants have been exercised, including 0.1 million and 0.3 million of which were exercised during the three and six month periods ended May 2, 2010, respectively. The warrants, approximately 0.4 million of which remained outstanding at May 2, 2010, are exercisable for one share of the Company's common stock, at an exercise price of $.01 per share. The warrant agreement also included a net cash settleable put provision exercisable starting in May 2012 and a call provision exercisable starting in May 2013, both of which were exercisable only if the Company's common stock was not traded on a national exchange or, in the case of the put provision, such repurchase does not create a default under the credit facility or any refinancing of it. As a result of the aforementioned net cash settleable put provisions, the warrants were initially recorded as a liability (included in other liabilities) and were subsequently reported at their fair value.

     In addition to the former credit facility discussed above, the Company also entered into a term loan agreement with an aggregate commitment of $27.2 million in the U.S. dated on June 8, 2009. This loan was repaid in February 2010 with funds from the credit facility.

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

     In January 2010 the Company borrowed $3.7 million from a customer to purchase manufacturing equipment. This loan bears interest at 4.75% and will be repaid with product supplied to the customer. Product valued at $0.2 million was shipped to the customer and applied against the loan during the three month period ended May 2, 2010. The Company estimates that the loan will be fully repaid by December 2014.

     In the first quarter of 2008 a capital lease agreement commenced for the U.S. nanoFab facility which bore interest at 8%. This lease was cancelled in the third fiscal quarter of 2009, at which time the Company and Micron (the lessor) entered into a new lease agreement for the facility. Under the provisions of the new lease agreement, quarterly lease payments were reduced from $3.8 million to $2.0 million, the term of the lease was extended from December 31, 2012 to December 31, 2014, and ownership of the property will not transfer to the Company at the end of the lease term. As a result of the new lease agreement, the Company reduced its lease obligation and the carrying value of its assets under capital leases by approximately $28 million. The lease will continue to be accounted for as a capital lease until the end of its original lease term. For the additional two years of the new lease term, the lease will be accounted for as an operating lease. As of May 2, 2010, total capital lease amounts payable were $21.8 million, of which $19.5 million represented principal and $2.3 million represented interest.

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

NOTE 10 - COMMON STOCK WARRANTS

     On September 10, 2009, the Company entered into two warrant agreements with Intel Capital Corporation to purchase a total of 750,000 shares of the Company's common stock. Under one warrant agreement 500,000 shares of the Company's common stock can be purchased at an exercise price of $4.15 per share and under the second warrant agreement 250,000 shares of the Company's common stock can be purchased at an exercise price of $5.08 per share. The warrant agreements expire on September 10, 2014. Also, on September 10, 2009, the Company and Intel Corporation entered into an agreement to share technical and operations information regarding the development of the Company's products, the capabilities of the Company's photomask manufacturing lines and the alignment of photomask toolsets. Intel Capital Corporation also invested in the Company's September 2009 convertible debt offering. The warrants were recorded at their fair value on their date of grant, which was determined using the Black-Scholes option pricing model. As of May 2, 2010, none of the warrants had been exercised.

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

     The Company follows a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. This fair value hierarchy gives the highest priority to unadjusted, quoted market prices in active markets for identical assets or liabilities (including when the liabilities are traded as assets) while giving the lowest priority to unobservable inputs, which are inputs that reflect the Company's assumptions about the factors that market participants would use in valuing assets or liabilities, based upon the best information available under existing circumstances. In cases when the inputs used to measure fair value fall in different levels of the fair value hierarchy, the level within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. When, due to changes in the inputs to valuation techniques used to measure its fair value, an asset or liability is transferred between levels of the fair value hierarchy, the Company recognizes all transfer to or from any level to be as of the beginning of the reporting period. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, including the consideration of factors specific to the asset or liability. The hierarchy consists of the following three levels:

     Level 1 - Inputs are prices in active markets that are accessible at the measurement date.

     Level 2 - Inputs other than quoted prices included within Level 1 are observable for the asset or liability, either directly or indirectly. At May 2, 2010, the Company's Level 2 asset is a foreign bond fund and its Level 2 liability consists of its common stock warrants which are reported in other liabilities.

     Level 3 - Inputs are unobservable inputs for the asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

     The tables below present assets and liabilities as of May 2, 2010 and November 1, 2009 that are measured at fair value on a recurring basis.

	May 2, 2010
	Quoted
	Prices
	in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Foreign bond fund	$-	$330	$-	$330
Total assets	$-	$330	$-	$330
Common stock warrants	$-	$(2,272)	$-	$(2,272)
Total liabilities	$-	$(2,272)	$-	$(2,272)

	November 1, 2009
	Quoted
	Prices
	in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Foreign bond fund	$-	$-	$148	$148
Total assets	$-	$-	$148	$148
Common stock warrants	$-	$(3,205)	$-	$(3,205)
Total liabilities	$-	$(3,205)	$-	$(3,205)

     The foreign bond fund above represents the Company's investment in a fund whose fair value was provided by the trustee. The fund was transferred from Level 3 to Level 2 during the three month period ended May 2, 2010 because its fair value had become determinable through the use of significant other observable inputs. An unrealized net of tax gain of $0.1 million related to this fund is included in other comprehensive income at May 2, 2010.

     The fair value of the common stock warrants liability was determined using the Black-Scholes option pricing model. Significant inputs to the model include the market price and expected volatility of the Company's common stock at the measurement date. Gains or losses related to fair value adjustments to the common stock warrants liability are included in other income (expense), net.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

     The Company, as permitted under accounting guidance issued in 2008, deferred the effective date for applying fair value guidance to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis until November 2, 2009. As a result of this election, certain long-lived assets that, in fiscal year 2009 and in connection with the Company's restructuring initiatives, were measured at fair value on a nonrecurring basis did not have fair value disclosure provisions applied to them. The Company did not have any nonfinancial assets or liabilities measured at fair value on a nonrecurring basis during the three and six month periods ended May 2, 2010.

Fair Value of Other Financial Instruments

     The fair values of the Company's cash and cash equivalents, accounts receivable, accounts payable, and certain other current assets and current liabilities approximate their carrying value due to their short-term maturities. The fair value of the Company's variable rate long-term debt approximates its carrying value due to the variable nature of the underlying interest rates. As of May 2, 2010, the estimated fair value of the Company's outstanding 5.5% convertible senior notes was approximately $75.1 million.

NOTE 12 - GEOGRAPHIC INFORMATION

     The Company operates as a single operating segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors. Geographic net sales are based primarily on where the Company's manufacturing facility is located. The Company's net sales for the three and six month periods ended May 2, 2010 and May 3, 2009, and its long-lived assets by geographic area as of May 2, 2010 and November 1, 2009, are presented below.

	Three Months Ended		Six Months Ended
	May 2,	May 3,	May 2,	May 3,
	2010	2009	2010	2009
Net sales
Asia	$61,821	$50,942	$122,628	$107,183
Europe	10,665	9,336	20,182	18,085
North America	32,584	22,954	60,457	46,007
	$105,070	$83,232	$203,267	$171,275

	As of

	May 2,	November 1,
	2010	2009
Long-lived assets
Asia	$205,892	$199,179
Europe	14,215	9,579
North America	140,001	139,131
	$360,108	$347,889

     The Company is typically impacted during its first fiscal quarter by the North American and European holiday periods as some customers reduce their effective workdays and orders during this period.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

     As of May 2, 2010, the Company had commitments outstanding for capital expenditures of approximately $23 million.

     The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse effect on the business of the Company.

NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to improve disclosures related to fair value measurements. The amended guidance includes new requirements to separately disclose transfers in and out of Level 1 and Level 2, and to present separately information about purchases, sales, issuances, and settlements in the reconciliation of Level 3 fair value measurements. The guidance also clarifies existing disclosures by changing the level of disaggregation of fair value measurements to the class of asset or liability, which is often a subset of a line item within the statement of financial position. In addition, the guidance requires reporting entities to provide disclosures about inputs and valuation techniques for both recurring and nonrecurring fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3, which are effective for interim and annual periods beginning after December 15, 2010. The Company adopted the guidance related to the disclosure of transfers in and out of Level 1 and 2 during the three month period ended May 2, 2010.

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

     In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. The amended standards require an enterprise to perform an analysis to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis is performed in order to identify the primary beneficiary of the variable interest entity as being the enterprise that has certain characteristics described in the amended standards. The amended standards, in addition to other requirements, require an enterprise to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's financial performance and, mandates ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. These amended standards are effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim financial statements within those fiscal years. The Company is currently evaluating the impact, if any, this guidance will have on its consolidated financial statements.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Management's discussion and analysis ("MD&A") of the Company's financial conditions, results of operations, and outlook should be read in conjunction with its condensed consolidated financial statements and related notes. Various segments of this MD&A contain forward-looking statements, all of which are presented based on current expectations and may be adversely affected by uncertainties and risk factors (presented throughout this filing and in the Company's Annual Report on Form 10-K for the fiscal 2009 year), that may cause actual results to materially differ from these expectations.

     The Company sells substantially all of its photomasks to semiconductor designers and manufacturers, and manufacturers of FPDs. Photomask technology is also being applied in the fabrication of other higher performance electronic products such as photonics, micro-electronic mechanical systems and certain nanotechnology applications. Thus, the Company's selling cycle is tightly interwoven with the development and release of new semiconductor designs and flat panel applications, particularly as it relates to the semiconductor industry's migration to more advanced design methodologies and fabrication processes. The Company believes that the demand for photomasks primarily depends on design activity rather than sales volumes from products produced using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. In addition, the reduced use of customized ICs, reductions in design complexity, other changes in the technology or methods of manufacturing or designing semiconductors, or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks even if demand for semiconductors and FPDs increases. Advances in semiconductor and photomask design and semiconductor production methods could also reduce the demand for photomasks. Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices. The semiconductor industry experienced a downturn in 2008 that continued into 2009, which had a negative impact on the Company's 2009 operating results. The Company's 2009 operating results were also negatively impacted by the global recession, which could also impact the Company's 2010 operating results.

     The global semiconductor industry is driven by end markets which have been closely tied to consumer driven applications of high performance semiconductor devices including, but not limited to, communications and mobile computing solutions. The Company is typically required to fulfill its customer orders within a short period of time, sometimes within 24 hours. This results in the Company having a minimal level of backlog orders, typically one to two weeks. The Company cannot predict the timing of the industry's transition to volume production of next generation technology nodes or the timing of up and down cycles with precise accuracy, but believes that such transitions and cycles will continue into the future, beneficially and adversely affecting its business, financial condition and operating results in the near term. The Company's ability to remain successful in these environments is based upon achieving its goals of being a service and technology leader, an efficient solutions supplier, and a company able to continually reinvest in its global infrastructure.

     The effects of the weakened global economy and the tightened credit market require the Company to continue to make significant improvements in its competitiveness. In connection therewith, the Company continues to delay capital expenditures and evaluate further cost reduction initiatives.

     The Company's ability to comply with the financial and other covenants in its debt agreements may be affected by worsening economic or business conditions, or other events. Existing covenant restrictions limit the Company's ability to obtain additional debt financing and, should the Company be unable to meet one or more of these covenants, the Company's lenders may require the Company to repay its outstanding balances prior to the expiration date of the agreements. The Company cannot assure that additional sources of financing would be available to the Company to pay off its long-term borrowings to avoid default. Should the Company default on any of its long-term borrowings, a cross default would occur on certain other of its other long-term borrowings, unless amended or waived. As of May 2, 2010, the Company was in compliance with its debt covenants.

Material Changes in Results of Operations
Three and Six Months ended May 2, 2010 and May 3, 2009

     The following table represents selected operating information expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	May 2,	May 3,	May 2,	May 3,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(79.0)	(86.3)	(80.2)	(87.2)
Gross margin	21.0	13.7	19.8	12.8
Selling, general and administrative expenses	(10.3)	(12.8)	(10.3)	(12.3)
Research and development expenses	(3.4)	(5.0)	(3.7)	(4.6)
Consolidation, restructuring and related (charges) credits	4.7	(0.5)	2.3	(1.2)
Impairment of long-lived assets	-	(1.7)	-	(0.8)
Operating income (loss)	12.0	(6.3)	8.1	(6.1)
Other expense, net	(2.0)	(6.0)	(2.3)	(5.0)
Net income (loss) before income taxes	10.0	(12.3)	5.8	(11.1)
Income tax benefit (provision)	(1.8)	0.1	(1.4)	(0.7)
Net income (loss)	8.2	(12.2)	4.4	(11.8)
Net (income) loss attributable to noncontrolling interests	(0.7)	0.1	(0.4)	(0.1)
Net income (loss) attributable to Photronics, Inc.	7.5%	(12.1)%	4.0%	(11.9)%

     All of the following tabular comparisons, unless otherwise indicated, are for the three months ended May 2, 2010 (Q2-10) and May 3, 2009 (Q2-09) and for the six months ended May 2, 2010 (YTD-10) and May 3, 2009 (YTD-09) in millions of dollars.

Net Sales

	Three Months Ended			Six Months Ended
			Percent			Percent
	Q2-10	Q2-09	Change	YTD-10	YTD-09	Change
IC	$84.0	$63.8	31.7%	$158.5	$127.4	24.5%
FPD	21.1	19.4	8.4%	44.8	43.9	1.9%
Total net sales	$105.1	$83.2	26.2%	$203.3	$171.3	18.7%

     Net sales for Q2-10 increased 26.2% to $105.1 million as compared to $83.2 million for Q2-09. The increase is primarily related to increased IC sales, as a result of increased high-end and mainstream unit demand, and higher average selling prices (ASPs), primarily for high-end products. FPD sales increased as a result of increased unit demand and ASPs. Revenues attributable to high-end products were $26.1 million in Q2-10 and $15.9 million in Q2-09. High-end photomask applications, which typically have higher ASPs, include mask sets for 65 nanometer and below for IC products, and G7 and above technologies for FPD products. By geographic area, net sales in Q2-10 as compared to Q2-09 increased by $10.9 million or 21.4% in Asia, increased by $9.6 million or 42.0% in North America, and increased by $1.3 million or 14.2% in Europe. As a percent of total sales in Q2-10, net sales were 59% in Asia, 31% in North America, and 10% in Europe; and net sales in Q2-09 in Asia were 61%, North America 28%, and Europe 11%.

     Net sales for YTD-10 increased 18.7% to $203.3 million as compared to $171.3 million for YTD-09. The increase was caused by higher sales of both IC and FPD photomasks, due in part to improved overall business conditions. IC photomask sales increased $31.1 million as a result of increased units for high-end and mainstream products, and higher ASPs for high-end products. FPD photomask sales increased $0.9 million, primarily as a result of increased unit demand. The Company's quarterly revenues can be affected by the seasonal purchasing of its customers. The Company is typically impacted during the first six months of its fiscal year by the North American, European and Asian holiday periods as some customers reduce their effective workdays and orders during this period. This seasonality was experienced to a greater than normal extent during YTD-09 as many of the Company's customers placed their fabs on extended shutdowns.

Gross Margin

	Three Months Ended			Six Months Ended
			Percent			Percent
	Q2-10	Q2-09	Change	YTD-10	YTD-09	Change
Gross margin	$22.1	$11.4	93.1%	$40.3	$22.0	83.0%
Percentage of net sales	21.0%	13.7%		19.8%	12.8%

     Gross margin percentage increased to 21.0% in Q2-10 from 13.7% in Q2-09 and increased to 19.8% in YTD-10 from 12.8% in YTD-09. These increases were a result of increased sales in all geographic regions, including increased high-end sales, and, as a result of reduced costs associated with the 2009 closures of the Company's manufacturing facilities in Manchester, U.K., and Shanghai, China. The Company operates in a high fixed cost environment and, to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.

Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended
			Percent			Percent
	Q2-10	Q2-09	Change	YTD-10	YTD-09	Change
Selling, general and administrative expenses	$10.9	$10.6	2.3%	$21.0	$21.0	0.0%
Percentage of net sales	10.3%	12.8%		10.3%	12.3%

     Selling, general and administrative expenses increased slightly to $10.9 million in Q2-10, compared with $10.6 million in Q2-09. Selling, general and administrative expenses were $21.0 million in YTD-10 and YTD-09.

Research and Development

	Three Months Ended			Six Months Ended
			Percent			Percent
	Q2-10	Q2-09	Change	YTD-10	YTD-09	Change
Research and development	$3.6	$4.2	(13.8)%	$7.6	$7.8	(3.1)%
Percentage of net sales	3.4%	5.0%		3.7%	4.6%

     Research and development expenses consist primarily of global development efforts relating to high-end process technologies for advanced sub-wavelength reticle solutions for IC and FPD technologies. Research and development expenses decreased by $0.6 million to $3.6 million in Q2-10, as compared to $4.2 million in Q2-09. On a YTD basis, research and development expenses decreased $0.2 million to $7.6 million in YTD-10, as compared to $7.8 million in YTD-09. The reduction in research and development expenses in Q2-10 and YTD-10 as compared to the same periods in the prior year were primarily due to reduced expenditures in the U.S.

Consolidation, Restructuring and Related Charges (Credit)

	Three Months Ended		Six Months Ended
	Q2-10	Q2-09	YTD-10	YTD-09
Net gain on sales of assets	$(5.0)	-	$(5.0)	-
Employee terminations	-	$0.3	0.2	$1.4
Asset write-downs and other	-	0.1	-	0.7
Total consolidation, restructuring and related charges	$(5.0)	$0.4	$(4.8)	$2.1

Shanghai, China, Facility

     During the three months ended August 2, 2009, the Company ceased the manufacture of photomasks at its Shanghai, China, facility. In connection with this restructuring, the Company has recorded total net restructure charges of $5.4 million through May 2, 2010, including $4.2 million of net asset write-downs. The fair value of the assets written down was determined by management using a market approach. Approximately 75 employees were affected by this restructuring.

     The Company recorded an initial restructuring charge of $10.1 million during the three month period ended August 2, 2009, which included $7.7 million to write down the carrying value of the Company's Shanghai manufacturing facility to its estimated fair value at that time. During the three months ended May 2, 2010, the Company sold its facility in Shanghai, China, for net proceeds of $12.9 million which resulted in a gain of $5.2 million. This gain was recorded as a credit to the restructure reserve during the three months ended May 2, 2010.

     The Company expects this restructuring to be completed during the third quarter of fiscal 2010, and does not expect the remaining restructuring costs to be significant.

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

Other Income (Expense), net

	Three Months Ended		Six Months Ended
	Q2-10	Q2-09	YTD-10	YTD-09
Interest expense	$(3.1)	$(4.4)	$(6.0)	$(9.1)
Investment and other income (expense), net	0.9	(0.6)	1.4	0.5
Other income (expense), net	$(2.2)	$(5.0)	$(4.6)	$(8.6)

     Interest expense decreased in Q2-10 as compared to Q2-09 and in YTD-10 as compared to YTD-09, primarily as a result of lower debt levels and lower average interest rates on the Company's long-term borrowings. Interest expense in Q2-10 and YTD-10 includes $1.0 million relating to the write-off of deferred financing fees in connection with an amendment to the Company’s credit facility. The outstanding balance of the Company's variable rate debt and related higher interest costs were reduced substantially during the three month period ended November 1, 2009, with net proceeds from its common stock and convertible debt offerings.

     Investment and other income (expense), net, increased in Q2-10 and in YTD-10 as compared to the same periods in the prior year. These increases were primarily due to improved foreign currency transaction results, which were offset in part by losses related to the Company’s common stock warrants.

Income Tax Benefit (Provision)

	Three Months Ended		Six Months Ended
	Q2-10	Q2-09	YTD-10	YTD-09
Income tax benefit (provision)	$(1.9)	$0.1	$(2.9)	$(1.1)

     The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to the income (loss) before income taxes primarily because income tax provisions in jurisdictions where the Company generated income before income taxes were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where the Company incurred losses before income taxes. Further, various investment tax credits have been utilized in Korea and Taiwan which reduced the Company's effective income tax rate.

     PKLT, the Company's FPD manufacturing facility in Taiwan, is accorded a tax holiday, which expires in 2012. In addition, the Company has been accorded a tax holiday in China which is expected to expire in 2011. The availability of these tax holidays did not have a significant impact on the Company's decisions to increase or decrease its Asian presence, as the Company's decisions were in response to fundamental changes that took place in the semiconductor industry. These tax holidays had no dollar or per share effect in the three and six month periods ended May 2, 2010 and May 3, 2009.

Net Income Attributable to Noncontrolling Interests

     Net income attributable to noncontrolling interests (formerly referred to as "minority interests") increased $0.8 million to $0.7 million in Q2-10 as compared to Q2-09, primarily due to increased net income at the Company's non-wholly owned subsidiary in Taiwan. Year to date, net income attributable to noncontrolling interests increased to $0.9 million in YTD-10 as compared to $0.2 million in YTD-09, primarily as a result of increased net income at the Company’s non-wholly owned subsidiary in Taiwan. The Company's ownership in its subsidiary in Taiwan was approximately 58% at May 2, 2010 and November 1, 2009, and its ownership in its subsidiary in Korea was approximately 99.7% at May 2, 2010 and November 1, 2009.

Liquidity and Capital Resources

     The Company's working capital was $93.0 million at May 2, 2010 and $89.5 million at November 1, 2009. Cash and cash equivalents increased to $91.4 million at May 2, 2010, as compared to $88.5 million at November 1, 2009. Cash provided by operating activities was $33.8 million for the six months ended May 2, 2010, as compared to $26.3 million for the same period last year. The increase was primarily due to the Company's increased net income as compared to the same prior year period, partially offset by changes in operating assets and liabilities (primarily accounts receivable). Cash used in investing activities for the six months ended May 2, 2010 was $19.1 million, which was comprised primarily of capital expenditure payments of $31.0 million, offset by net proceeds of $12.9 million from the sale of the Company’s Shanghai, China, facility. Cash used in financing activities of $14.7 million for the six months ended May 2, 2010 was primarily comprised of net repayments of long-term borrowings.

     On February 12, 2010, the Company amended its revolving credit facility to a three-year $50 million revolving credit facility ("the credit facility") with an expansion option up to $65 million. The credit facility, which matures on February 12, 2013, bears interest at LIBOR plus a spread, as defined in the agreement (4.31% at May 2, 2010), is secured by substantially all of the Company's assets in the United States as well as stock the Company owns in certain of its foreign subsidiaries and, includes the following financial covenants: fixed charge coverage ratio, total leverage ratio, minimum unrestricted cash balance, and maximum capital expenditures, all as defined in the agreement. On May 7, 2010, the revolving credit facility was amended to expand its capacity from $50 million to $65 million. On May 18, 2010, the Company repaid $12 million of the outstanding balance of its credit facility, which resulted in an outstanding balance of $5 million and an unused available balance of $60 million.

     At May 2, 2010, the Company had capital commitments outstanding of approximately $23 million. Photronics believes that its currently available resources, together with its capacity for growth, and its access to equity and other financing sources, will be sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the next twelve months. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations, existing cash, and cash available under its credit facility.

     The Company's liquidity is highly dependent on its sales volume, cash conversion cycle, and the timing of its capital expenditures, as it operates in a high fixed cost environment. Depending on conditions in the IC semiconductor and FPD market, the Company's cash flows from operations and current holdings of cash may not be adequate to meet its current and long-term needs for capital expenditures, operations and debt repayments. Historically, in certain years the Company has used external financing to fund these needs. Due to conditions in the credit markets, some financing instruments used by the Company in the past may not be currently available to it. The Company continues to evaluate alternatives to delay capital expenditures and evaluate further cost reduction initiatives. However, the Company cannot assure that additional sources of financing would be available to it on commercially favorable terms should its capital requirements exceed cash available from operations and existing cash, and cash available under its credit facility.

Share-Based Compensation

     Total share-based compensation expense for the three and six months ended May 2, 2010 was $0.5 million and $1.0 million, respectively, as compared to $0.6 million and $1.3 million, respectively, for the comparable prior year periods, substantially all of which is in selling, general and administrative expenses. No compensation cost was capitalized as part of inventory, and no income tax benefit has been recorded. As of May 2, 2010, total unrecognized compensation cost of $3.9 million is expected to be recognized over a weighted-average amortization period of 3.3 years.

Off-Balance Sheet Arrangements

     Under the operating agreement relating to the MP Mask joint venture, in order to maintain its 49.99% interest, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount defined in the operating agreement. However, should the Board of Managers determine that further additional funding is required, the joint venture shall pursue its own financing. If the joint venture is unable to obtain its own financing, it may request additional capital contributions from the Company. Should the Company choose not to make a requested contribution to the joint venture, its ownership interest may be reduced. Cumulatively, through May 2, 2010, the Company has contributed $6.1 million to the joint venture, and has received distributions from the joint venture totaling $10.0 million. During the six months ended May 2, 2010, there were no contributions made to the joint venture by the Company, and no distributions were received by the Company from the joint venture.

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

Foreign Currency Exchange Rate Risk

     The Company conducts business in several major international currencies through its worldwide operations and is subject to changes in foreign exchange rates of such currencies. Changes in exchange rates can positively or negatively affect the Company's reported sales, operating margins, assets, liabilities, and retained earnings. The functional currencies of the Company's Asian subsidiaries are the Korean won, New Taiwan dollar, Chinese renminbi, and Singapore dollar. The functional currencies of the Company's European subsidiaries are the British pound and the euro.

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

     The Company's primary net foreign currency exposures as of May 2, 2010 included the Korean won, the Japanese yen, the Singapore dollar, the New Taiwan dollar, the British pound, the euro, and the Chinese renminbi. As of May 2, 2010, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $3.9 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations, or cash flows.

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

Interest Rate Risk

     At May 2, 2010, the Company had $17.0 million in variable rate borrowings. A 10% change in interest rates would not have had a material effect on the Company's consolidated financial position, results of operations, or cash flows in the three and six month periods ended May 2, 2010.

Common Stock Market Price Risk

     In May 2009, the Company amended its then existing revolving credit facility and entered into a warrant agreement with its lenders for 2.1 million shares of its common stock. The warrants, approximately 0.4 million of which remained outstanding at May 2, 2010, are exercisable for one share of the Company’s common stock, at an exercise price of $0.1 per share. Due to the warrants' exercise price of $0.01 per share, their fair value will approximate the market price of the Company's common stock. A ten percent change in the May 2, 2010 market price of the Company's common stock would increase or decrease the Company's net income by approximately $0.2 million and, increase or decrease its other liabilities by the same amount. The Company's cash flows would not be affected by such a change in the market price of its common stock. However, the Company's stock may fluctuate more than ten percent. Any change in the fair value of the warrants resulting from changes in the market price of the Company's common stock would result in a non-cash charge or credit to the Company's operating results. Approximately 0.1 million and 0.3 million warrants were exercised during the three and six month periods ended May 2, 2010. Changes in the fair value of the warrants during the three and six month periods ended May 2, 2010 resulted in non-cash charges of $0.9 million and $0.8 million, respectively, which are included in other income (expense) net.

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

Changes in Internal Control over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the Company's second quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

     There have been no material changes to risks relating to the Company's business as disclosed in Part 1, Item 1A of the Company's Form 10-K for the year ended November 1, 2009.

Item 6. EXHIBITS

(a)	Exhibits

Exhibit
	Number	Description
	10.40	Executive Employment Agreement between the Company and Peter Kirlin, Senior Vice President, U.S. and Europe, dated May 21, 2010.

	10.41	Executive Employment Agreement between the Company and Richelle Burr, Vice President, General Counsel and Secretary, dated May 21, 2010.

	10.42	Amendment to the Employee Stock Purchase Plan as of April 8, 2010.

	10.43	Amendment No. 1 to the 2007 Long-Term Equity Incentive Plan as of April 8, 2010.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ SEAN T. SMITH
Sean T. Smith
Senior Vice President
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: June 10, 2010