Form 10-Q
period 2010-08-01
PHOTRONICS INC
filed 2010-09-09
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 1, 2010 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 1, 2010
Common Stock, $0.01 par value	53,735,648 Shares

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

PHOTRONICS, INC.
AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	August 1,	November 1,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$104,027	$88,539
Accounts receivable, net of allowance of $4,054 in 2010
and $2,669 in 2009	79,995	66,920
Inventories	14,328	14,826
Deferred income taxes	3,321	3,264
Prepaid expenses	5,811	3,792
Other current assets	3,950	2,656
Total current assets	211,432	179,997

Property, plant and equipment, net	354,422	347,889
Investment in joint venture	60,914	60,945
Intangible assets, net	49,261	55,054
Other assets	18,535	19,771
	$694,564	$663,656

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term borrowings	$11,577	$10,301
Accounts payable	93,210	59,187
Accrued liabilities	29,471	20,967
Total current liabilities	134,258	90,455

Long-term borrowings	76,439	112,137
Deferred income taxes	1,328	1,487
Other liabilities	9,085	9,881
Total liabilities	221,110	213,960

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value,
2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value,
150,000 shares authorized, 53,515 shares issued and outstanding
at August 1, 2010 and 53,011 at November 1, 2009	535	530
Additional paid-in capital	435,467	432,160
Accumulated deficit	(10,768)	(26,546)
Accumulated other comprehensive loss	(4,648)	(6,389)
Total Photronics, Inc. shareholders' equity	420,586	399,755
Non-controlling interests	52,868	49,941
Total equity	473,454	449,696
	$694,564	$663,656

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009
Net sales	$112,251	$95,401	$315,518	$266,676
Costs and expenses:
Cost of sales	(85,979)	(77,347)	(248,979)	(226,622)
Selling, general and administrative	(11,068)	(9,963)	(32,086)	(30,995)
Research and development	(3,427)	(3,854)	(10,983)	(11,655)
Consolidation, restructuring and
related (charges) credits	(26)	(10,660)	4,810	(12,746)
Impairment of long-lived assets	-	-	-	(1,458)
Operating income (loss)	11,751	(6,423)	28,280	(16,800)
Other income (expense):
Interest expense	(1,827)	(5,351)	(7,807)	(14,427)
Investment and other income (expense), net	593	(8,869)	1,937	(8,418)
Income (loss) before income taxes	10,517	(20,643)	22,410	(39,645)
Income tax provision	(2,910)	(1,805)	(5,790)	(2,927)
Net income (loss)	7,607	(22,448)	16,620	(42,572)
Net (income) loss attributable to noncontrolling
interests	84	(399)	(842)	(580)
Net income (loss) attributable to Photronics, Inc.	$7,691	$(22,847)	$15,778	$(43,152)
Income (loss) per share:
Basic	$0.14	$(0.55)	$0.30	$(1.03)
Diluted	$0.13	$(0.55)	$0.29	$(1.03)
Weighted average number of common shares
outstanding:
Basic	53,516	41,819	53,341	41,772
Diluted	66,280	41,819	65,689	41,772

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	August 1,	August 2,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$16,620	$(42,572)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	67,786	64,419
Consolidation, restructuring and related charges (credits)	(5,059)	10,517
Impairment of long-lived assets	-	1,458
Changes in assets and liabilities:
Accounts receivable	(12,419)	(247)
Inventories	630	2,204
Other current assets	(3,592)	1,767
Accounts payable, accrued liabilities and other	10,211	4,061
Net cash provided by operating activities	74,177	41,607
Cash flows from investing activities:
Purchases of property, plant and equipment	(38,040)	(29,867)
Proceeds from sale of facility	12,880	-
Proceeds from sales of investments and other	288	996
Distribution from joint venture	-	5,000
Net cash used in investing activities	(24,872)	(23,871)
Cash flows from financing activities:
Repayments of long-term borrowings	(62,288)	(39,342)
Proceeds from long-term borrowings	28,680	27,204
Payments of deferred financing fees	(1,225)	(4,317)
Other	75	(88)
Net cash used in financing activities	(34,758)	(16,543)
Effect of exchange rate changes on cash	941	575
Net increase in cash and cash equivalents	15,488	1,768
Cash and cash equivalents at beginning of period	88,539	83,763
Cash and cash equivalents at end of period	$104,027	$85,531

Supplemental disclosure of cash flow information:

Change in accrual for purchases of property, plant
and equipment	$35,735	$(18,712)
Change in capital lease obligation for purchases
of property, plant and equipment	$-	$(28,244)
Common stock warrants issuance and fair value adjustment	$-	$10,086
Non-cash reduction of notes payable	$475	$-

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended August 1, 2010 and August 2, 2009
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

NOTE 2 - CHANGES IN EQUITY AND COMPREHENSIVE INCOME (LOSS)

     On November 2, 2009, the Company adopted new accounting standards for noncontrolling interests as set forth in the Consolidation Topic No. 810 of the Accounting Standards Codification. These standards require companies to classify expenses related to noncontrolling interests' share in income (loss) below net income (loss). Earnings per share continues to be determined after the impact of the noncontrolling interests' share in net income (loss) of the Company. In addition, these standards require noncontrolling interests to be presented on the condensed consolidated balance sheets as a separate caption within equity. The presentation and disclosure requirements of these standards were retrospectively applied. The adoption of these standards resulted in the reclassification of $49.9 million of noncontrolling interests in the condensed consolidated balance sheet to equity on November 2, 2009.

     The following tables set forth the Company's consolidated changes in equity for the three and nine months ended August 1, 2010 and August 2, 2009:

	Three Months Ended August 1, 2010
	Photronics, Inc. Shareholders
					Accumulated
					Other
			Add'l		Comprehensive	Total	Non-
	Common Stock		Paid-in	Accumulated	Income	Photronics,	controlling	Total
	Shares	Amount	Capital	Deficit	(Loss)	Inc.	Interests	Equity
Balance at May 2, 2010	53,497	$535	$434,976	$(18,459)	$6,217	$423,269	$52,900	$476,169
Comprehensive income:
Net income (loss)	-	-	-	7,691	-	7,691	(84)	7,607
Reclassification adjustment – unrealized holding gain	-	-	-	-	(76)	(76)	(56)	(132)
Amortization of cash flow hedges	-	-	-	-	31	31	-	31
Foreign currency translation
adjustments	-	-	-	-	(10,820)	(10,820)	108	(10,712)
Total comprehensive loss	-	-	-	-	-	(3,174)	(32)	(3,206)
Sale of common stock through	-	-	-	-	-
employee stock option and
purchase plans	5	-	4	-	-	4	-	4
Share-based compensation expense	13	-	487	-	-	487	-	487
Balance at August 1, 2010	53,515	$535	$435,467	$(10,768)	$(4,648)	$420,586	$52,868	$473,454

	Three Months Ended August 2, 2009
	Photronics, Inc. Shareholders
					Accumulated
			Add'l		Other	Total	Non-
	Common Stock		Paid-in	Accumulated	Comprehensive	Photronics,	controlling	Total
	Shares	Amount	Capital	Deficit	Loss	Inc.	Interests	Equity
Balance at May 3, 2009	41,777	$418	$385,826	$(4,941)	$(22,007)	$359,296	$48,799	$408,095
Comprehensive income:
Net income (loss)	-	-	-	(22,847)	-	(22,847)	399	(22,448)
Reclassification adjustment – unrealized holding gain	-	-	-	-	(31)	(31)	-	(31)
Amortization of cash flow hedges	-	-	-	-	32	32	-	32
Foreign currency translation
adjustments	-	-	-	-	8,924	8,924	497	9,421
Total comprehensive income (loss)	-	-	-	-	-	(13,922)	896	(13,026)
Sale of common stock through
employee stock option and
purchase plans	-	-	8	-	-	8	-	8
Share-based compensation expense	34	-	374	-	-	374	-	374
Common stock warrants exercised	67	1	339	-	-	340	-	340
Common stock registration fees	-	-	(87)	-	-	(87)	-	(87)
Balance at August 2, 2009	41,878	$419	$386,460	$(27,788)	$(13,082)	$346,009	$49,695	$395,704

	Nine Months Ended August 1, 2010
	Photronics, Inc. Shareholders
					Accumulated
			Add'l		Other	Total	Non-
	Common Stock		Paid-in	Accumulated	Comprehensive	Photronics,	controlling	Total
	Shares	Amount	Capital	Deficit	Loss	Inc.	Interests	Equity
Balance at November 1, 2009	53,011	$530	$432,160	$(26,546)	$(6,389)	$399,755	$49,941	$449,696
Comprehensive income:
Net income	-	-	-	15,778	-	15,778	842	16,620
Unrealized holding gain	-	-	-	-	76	76	56	132
Reclassification adjustment – unrealized holding gain	-	-	-	-	(76)	(76)	(56)	(132)
Amortization of cash flow hedges	-	-	-	-	96	96	-	96
Foreign currency translation
adjustments	-	-	-	-	1,645	1,645	2,085	3,730
Total comprehensive income	-	-	-	-	-	17,519	2,927	20,446
Sale of common stock through
employee stock option and
purchase plans	98	1	108	-	-	109	-	109
Share-based compensation expense	56	-	1,518	-	-	1,518	-	1,518
Common stock warrants exercised	350	4	1,681	-	-	1,685	-	1,685
Balance at August 1, 2010	53,515	$535	$435,467	$(10,768)	$(4,648)	$420,586	$52,868	$473,454

	Nine Months Ended August 2, 2009
	Photronics, Inc. Shareholders
					Accumulated
			Add'l	Accumulated	Other	Total	Non-
	Common Stock		Paid-in	Earnings	Comprehensive	Photronics,	controlling	Total
	Shares	Amount	Capital	(Deficit)	Loss	Inc.	Interests	Equity
Balance at November 2, 2008	41,712	$417	$384,502	$15,364	$(17,501)	$382,782	$49,616	$432,398
Comprehensive income:
Net income (loss)	-	-	-	(43,152)	-	(43,152)	580	(42,572)
Reclassification adjustment – unrealized holding gain	-	-	-	-	59	59	39	98
Amortization of cash flow hedges	-	-	-	-	545	545	-	545
Foreign currency translation
adjustments	-	-	-	-	3,815	3,815	(103)	3,712
Total comprehensive income (loss)	-	-	-	-	-	(38,733)	516	(38,217)
Sale of common stock through
employee stock option and
purchase plans	-	-	46	-	-	46	-	46
Share-based compensation expense	99	1	1,660	-	-	1,661	-	1,661
Common stock warrants exercised	67	1	339	-	-	340	-	340
Common stock registration fees	-	-	(87)	-	-	(87)	-	(87)
Noncontrolling interests’ subsidiary dividend	-	-	-	-	-	-	(437)	(437)
Balance at August 2, 2009	41,878	$419	$386,460	$(27,788)	$(13,082)	$346,009	$49,695	$395,704

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

     The Company has utilized MP Mask for both high-end IC photomask production and research and development purposes. MP Mask charges its variable interest holders based on their actual usage of its facility. MP Mask separately charges for any research and development activities it engages in at the requests of its owners. The Company recorded cost of sales of $1.8 million and $4.5 million and research and development expenses of $0.2 million and $0.7 million during the three and nine month periods ended August 1, 2010. Cost of sales of $1.4 million and $2.9 million and research and development expenses of $0.2 million and $1.0 million were recorded during the three and nine month periods ended August 2, 2009.

     MP Mask is governed by a Board of Managers, appointed by Micron and the Company. Since MP Mask's inception, Micron, as a result of its majority ownership, has appointed the majority of its managers. The number of managers appointed by each party is subject to change as ownership interests change. Under the MP Mask joint venture operating agreement, in order to maintain its 49.99% interest, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount defined in the operating agreement. However, should the Board of Managers determine that further additional funding is required, the joint venture shall pursue its own financing. If the joint venture is unable to obtain its own financing, it may request additional capital contributions from the Company. Should the Company choose not to make a requested contribution to the joint venture, its ownership interest may be reduced. The Company received no distributions from MP Mask during the three and nine month periods ended August 1, 2010, and received a $5 million distribution during the nine month period ended August 2, 2009. The Company made no contributions to MP Mask during the three and nine month periods ended August 1, 2010 and August 2, 2009.

     The Company's investment in the VIE, which represents its maximum exposure to loss, was $60.9 million at August 1, 2010 and November 1, 2009. This amount is reported in the Company's condensed consolidated balance sheets as "Investment in joint venture."

NOTE 4 - EARNINGS (LOSS) PER SHARE

     The calculation of basic and diluted earnings (loss) per share is presented below.

	Three Months Ended		Nine Months Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009
Net income (loss) attributable to Photronics, Inc.	$7,691	$(22,847)	$15,778	$(43,152)
Effect of dilutive securities:
Interest expense on convertible notes,
net of related tax effects	1,022	-	3,063	-
Gain related to common stock warrants
fair value adjustment	(388)	-	-	-
Earnings (loss) for diluted earnings (loss) per share	$8,325	$(22,847)	$18,841	$(43,152)
Weighted-average common shares computations:
Weighted-average common shares used for
basic earnings (loss) per share	53,516	41,819	53,341	41,772
Effect of dilutive securities:
Convertible notes	11,311	-	11,311	-
Employee stock options and restricted shares	969	-	983	-
Common stock warrants	484	-	54	-
Potentially dilutive common shares	12,764	-	12,348	-
Weighted-average common shares used for
diluted earnings (loss) per share	66,280	41,819	65,689	41,772
Basic earnings (loss) per share	$0.14	$(0.55)	$0.30	$(1.03)
Diluted earnings (loss) per share	$0.13	$(0.55)	$0.29	$(1.03)

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

	Three Months Ended		Nine Months Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009
Employee stock options and restricted shares	2,700	1,950	2,668	2,064
Common stock warrants	250	1,793	792	598
Total potentially dilutive shares excluded	2,950	3,743	3,460	2,662

     In periods in which the Company incurred a net loss, the assumed exercise of certain outstanding employee stock options and the vesting of restricted shares had an antidilutive effect. Had the Company recognized sufficient net income, there would have been 0.2 million of incremental weighted-average shares of these employee stock options and restricted shares outstanding during both the three and nine month periods ended August 2, 2009, respectively.

NOTE 5 - SHARE-BASED COMPENSATION PLANS

     In March 2007, the Company’s shareholders approved a new share-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to, shares of the Company's common stock may be granted from shares authorized but unissued, shares previously issued and reacquired by the Company, or both. The maximum number of shares of common stock approved by the Company’s shareholders to be issued under the Plan was increased from three million shares to six million shares during the three month period ended May 2, 2010. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. In the event of a change in control (as defined in the Plan) the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. The Company incurred total share-based compensation expense for the three and nine month periods ended August 1, 2010 of $0.5 million and $1.5 million, respectively, and $0.4 million and $1.7 million for the three and nine month periods ended August 2, 2009, respectively. The Company received cash from option exercises of $0.1 million during the nine month period ended August 1, 2010, respectively, and did not receive any cash from option exercises during the three and nine month periods ended August 2, 2009. No share-based compensation cost was capitalized as part of inventory and no related income tax benefits were recorded during the periods presented.

Stock Options

     Option awards generally vest in one to four years, and have a ten-year contractual term. All incentive and non-qualified stock option grants have an exercise price equal to the market value of the underlying common stock on the date of grant. The grant date fair value of options is based upon the closing price on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's stock. The Company uses historical option exercise behavior and employee termination data to estimate the expected term, which represents the period of time that the options granted are expected to remain outstanding. The risk-free rate of return for the estimated term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Inputs used to calculate the grant date fair value of options issued during the three and nine month periods ended August 1, 2010 and August 2, 2009, are presented in the following table.

	Three Months Ended		Nine Months Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009
Expected volatility	91.6%	N/A	89.5%	69.8%
Risk free rate of return	1.7%	N/A	1.7% - 2.4%	1.9% - 2.5%
Dividend yield	0.0%	N/A	0.0%	0.0%
Expected term	4.3 years	N/A	4.5 years	4.7 years

     A summary of option awards under the plan as of August 1, 2010 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at August 1, 2010	3,911,740	$9.33	6.7 years	$4,766
Exercisable at August 1, 2010	1,928,686	$16.22	4.6 years	$878

     There were 80,000 share options granted during the three month period ended August 1, 2010 with a weighted-average grant date fair value of $3.08 per share. There were no share options issued during the three month period ended August 2, 2009. There were 926,400 share options granted during the nine month period ended August 1, 2010, with a weighted-average grant date fair value of $2.98 per share and 1,348,250 share options granted during the nine month period ended August 2, 2009, with a weighted-average grant date fair value of $0.44 per share. As of August 1, 2010, the total unrecognized compensation cost related to non-vested option awards was approximately $2.3 million, which is expected to be recognized over a weighted-average amortization period of 3.2 years.

Restricted Stock

     The Company periodically grants restricted stock awards. The restrictions on these awards lapse over a service period that has ranged from less-than-one to eight years. No restricted stock awards were issued during the three or nine month periods ended August 1, 2010 or during the three month period ended August 2, 2009, and 75,000 shares with a weighted-average grant date fair value of $0.76 per share were granted during the nine month period ended August 2, 2009. As of August 1, 2010, the total compensation cost not yet recognized related to nonvested restricted stock awards was approximately $1.4 million, which is expected to be recognized over a weighted-average amortization period of 3.1 years. As of August 1, 2010, there were 100,272 shares of restricted stock outstanding with an aggregate intrinsic value of $0.5 million.

NOTE 6 - CONSOLIDATION, RESTRUCTURING AND RELATED CHARGES

Shanghai, China, Facility

     During the three months ended August 2, 2009, the Company ceased the manufacture of photomasks at its Shanghai, China, facility. In connection with this restructuring, which was substantially completed during the three month period ended August 1, 2010, the Company has recorded total net charges of $5.4 million, including $4.2 million of net asset write-downs. The fair value of the assets written down was determined by management using a market approach. Approximately 75 employees were affected by this restructuring.

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

     The following tables set forth the Company's restructuring reserve related to the closing of its former Shanghai, China, facility as of August 1, 2010 and August 2, 2009, and reflect the activity affecting the reserve for the three and nine month periods then ended. The remaining balance at August 1, 2010 primarily relates to expenses incurred relating to the sale of the facility.

	Three Months Ended				Nine Months Ended
	August 1, 2010				August 1, 2010
	May 3,			August 1,	November 2,	Charges		August 1,
	2010	Charges	Utilized	2010	2009	(credits)	Utilized	2010
Net gain on sales of assets	$218	$-	$(21)	$197	$-	$(5,020)	$5,217	$197
Employee terminations
and other	-	26	(26)	-	134	210	(344)	-
	$218	$26	$(47)	$197	$134	$(4,810)	$4,873	$197

	Three Months Ended				Nine Months Ended
	August 2, 2009				August 2, 2009
	May 4,			August 2,	November 3,			August 2,
	2009	Charges	Utilized	2009	2008	Charges	Utilized	2009
Asset write-downs	$-	$9,898	$(9,898)	$-	$-	$9,898	$(9,898)	$-
Other	-	183	-	183	-	183	-	183
	$-	$10,081	$(9,898)	$183	$-	$10,081	$(9,898)	$183

Manchester, U.K., Facility

     During the three months ended February 1, 2009, the Company ceased the manufacture of photomasks at its Manchester, U.K., facility and, in connection therewith, incurred total restructuring charges of $3.3 million through its completion in the fourth quarter of fiscal 2009, primarily for employee termination costs and asset write-downs. Approximately 85 employees were affected by this restructuring. The following table sets forth the Company's 2009 restructuring reserve related to its Manchester, U.K., facility as of August 2, 2009, and reflects the activity affecting the reserve for the three and nine month periods then ended.

	Three Months Ended				Nine Months Ended
	August 2, 2009				August 2, 2009
	May 4,			August 2,	November 3,			August 2,
	2009	Charges	Utilized	2009	2008	Charges	Utilized	2009
Employee terminations	$-	$498	$(498)	$-	$-	$1,888	$(1,888)	$-
Asset write-downs
and other	-	81	(81)	-	-	777	(777)	-
	$-	$579	$(579)	$-	$-	$2,665	$(2,665)	$-

NOTE 7 - INCOME TAXES

     The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to the income (loss) before income taxes in 2009 primarily because income tax provisions incurred in jurisdictions where the Company generated income before income taxes were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where the Company incurred losses before income taxes. In 2010, the effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to the income (loss) before income taxes primarily due to lower statutory rates in international locations. Further, various investment tax credits have been utilized in Korea and Taiwan which reduced the Company's effective income tax rate in both years.

     The Company accounts for uncertain tax positions by recording a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in its tax returns. The Company recognizes any interest and penalties related to uncertain tax positions in the income tax provision in its condensed consolidated statement of operations.

     As of August 1, 2010 and November 1, 2009, the gross unrecognized tax benefits for income taxes associated with uncertain tax positions was approximately $2.0 million (including interest and penalties of $0.4 million). If recognized, the benefits would favorably impact the Company's effective tax rate in future periods. As of August 1, 2010, the Company believes it is not reasonably possible that the total amounts of unrecognized benefits will significantly increase or decrease in the next twelve months.

     PKLT, the Company's FPD manufacturing facility in Taiwan, is accorded a tax holiday, which expires in 2012. In addition, the Company has been accorded a tax holiday in China which is expected to expire in 2011. These tax holidays had no dollar or per share effect in the three and nine month periods ended August 1, 2010 and August 2, 2009.

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

     On May 15, 2009, in connection with an amendment to its credit facility, the Company issued 2.1 million warrants, each exercisable for one share of the Company's common stock at an exercise price of $0.01 per share. Forty percent of the warrants were exercisable upon issuance, and the remaining balance was to become exercisable in twenty percent increments at various points in time after October 31, 2009. As a result of certain net cash settleable put provisions within the warrant agreement, the warrants were recorded as a liability in the Company's condensed consolidated balance sheet. As of the issuance date and for future periods that such warrants remain outstanding, the Company has, and will continue to, adjust the liability based upon the current fair value of the warrants, with any changes in their fair value being recognized in earnings. Due to the warrants' exercise price of $0.01 per share, their fair value will approximate the market price of the Company's common stock. Approximately 1.2 million of these warrants were cancelled as a result of the Company's early repayment of certain amounts under its credit facility during the year ended November 1, 2009, and the associated liability was reduced accordingly.

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

     The table below presents the effect of derivative instruments on the Company's condensed consolidated balance sheets at August 1, 2010 and November 1, 2009.

Derivatives
Not Designated
as Hedging		Fair Value at
Instruments Under		August 1,	November 1,
ASC 815	Balance Sheet Location	2010	2009
Warrants on common stock	Other liabilities	$1,884	$3,205

     The table below presents the effect of derivative instruments on the Company's condensed consolidated statements of operations for the three and nine month periods ended August 1, 2010 and August 2, 2009.

Derivatives
Not Designated	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
as Hedging	Recognized in	Three Months Ended		Nine Months Ended
Instruments Under	Income on	August 1,	August 2,	August 1,	August 2,
ASC 815	Derivatives	2010	2009	2010	2009
Warrants on common stock	Investment and other income
	(expense), net	$388	$(6,848)	$(363)	$(6,848)

Foreign exchange contracts	Investment and other income
	(expense), net	$-	$-	$-	$93

NOTE 9 - LONG-TERM BORROWINGS

     Long-term borrowings consist of the following:

	August 1,	November 1,
	2010	2009
5.5% convertible senior notes due
on October 1, 2014	$57,500	$57,500
Borrowings under revolving credit facility, which
bears interest at a variable rate, as defined (4.06% at
August 1, 2010 and 8.0% November 1, 2009)	-	2,568
8.0% capital lease obligation payable through
January 2013	17,850	22,552
5.6% capital lease obligation payable through
October 2012	9,659	12,614
4.75% financing loan with customer	3,007	-
Term loan which bore interest at a variable rate
as defined (8.0% at November 1, 2009)	-	27,204
	88,016	122,438
Less current portion	11,577	10,301
	$76,439	$112,137

     On February 12, 2010, the Company amended its revolving credit facility, which was originally established on June 6, 2007, to a three-year $50 million revolving credit facility ("the credit facility"). At the time of the February 12, 2010 amendment, the then existing revolving credit facility and term loan were repaid in full with borrowings from the credit facility of $20.8 million and, in connection therewith, the Company wrote off $1.0 million of deferred financing fees. On May 7, 2010, the credit facility was further amended to increase its borrowing capacity to $65 million. The credit facility bears interest at LIBOR plus a spread, as defined in the agreement based upon the Company's total leverage ratio. As of August 1, 2010, the Company had no outstanding borrowings under the credit facility and $65 million was available for borrowing.

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

     In May 2009, the Company amended its then existing revolving credit facility and entered into a warrant agreement with its lenders for 2.1 million shares of its common stock. Forty percent of the warrants were exercisable upon issuance while the remaining warrants were cancelled as a result of the Company's September 2009 early repayment of a portion of the outstanding balance under its June 6, 2007 credit agreement. As of August 1, 2010, approximately 0.4 million warrants have been exercised, including 0.3 million of which were exercised during the nine month period ended August 1, 2010. There were no warrant exercises during the three month period ended August 1, 2010. The warrants, approximately 0.4 million of which remained outstanding at August 1, 2010, are exercisable for one share of the Company's common stock, at an exercise price of $.01 per share. The warrant agreement also included a net cash settleable put provision exercisable starting in May 2012 and a call provision exercisable starting in May 2013, both of which were exercisable only if the Company's common stock was not traded on a national exchange or, in the case of the put provision, such repurchase does not create a default under the credit facility or any refinancing of it. As a result of the aforementioned net cash settleable put provisions, the warrants were initially recorded as a liability (included in other liabilities) and have been subsequently reported at their fair value.

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

     In January 2010 the Company borrowed $3.7 million from a customer to purchase manufacturing equipment. This loan bears interest at 4.75% and will be repaid with product supplied to the customer. Product valued at $0.3 million and $0.5 million was shipped to the customer and applied against the loan during the three and nine month periods ended August 1, 2010, respectively. The Company estimates that the loan will be fully repaid by September 2014.

     In the first quarter of 2008 a capital lease agreement commenced for the U.S. nanoFab facility which bore interest at 8%. This lease was cancelled in the third fiscal quarter of 2009, at which time the Company and Micron (the lessor) entered into a new lease agreement for the facility. Under the provisions of the new lease agreement, quarterly lease payments were reduced from $3.8 million to $2.0 million, the term of the lease was extended from December 31, 2012 to December 31, 2014, and ownership of the property will not transfer to the Company at the end of the lease term. As a result of the new lease agreement, the Company reduced its lease obligation and the carrying value of its assets under capital leases by approximately $28 million. The lease will continue to be accounted for as a capital lease until the end of its original lease term. For the additional two years of the new lease term, the lease will be accounted for as an operating lease. As of August 1, 2010, total capital lease amounts payable were $19.9 million, of which $17.9 million represented principal and $2.0 million represented interest.

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

NOTE 10 - COMMON STOCK WARRANTS

     On September 10, 2009, the Company entered into two warrant agreements with Intel Capital Corporation to purchase a total of 750,000 shares of the Company's common stock. Under one warrant agreement 500,000 shares of the Company's common stock can be purchased at an exercise price of $4.15 per share and under the second warrant agreement 250,000 shares of the Company's common stock can be purchased at an exercise price of $5.08 per share. The warrant agreements expire on September 10, 2014. Also, on September 10, 2009, the Company and Intel Corporation entered into an agreement to share technical and operations information regarding the development of the Company's products, the capabilities of the Company's photomask manufacturing lines and the alignment of photomask toolsets. Intel Capital Corporation also invested in the Company's September 2009 convertible debt offering. The warrants were recorded at their fair value on their date of grant, which was determined using the Black-Scholes option pricing model. As of August 1, 2010, none of the warrants had been exercised.

     In conjunction with its May 2009 amendment to its credit facility, the Company also entered into a warrant agreement with its lenders. See Note 9 for further discussion of these warrants.

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

     Level 2 - Inputs other than quoted prices included within Level 1 are observable for the asset or liability, either directly or indirectly. At August 1, 2010 and November 1, 2009, the Company's Level 2 liability consists of its common stock warrants which are reported in other liabilities.

     Level 3 - Inputs are unobservable inputs for the asset or liability. At November 1, 2009, the Company's Level 3 asset is a foreign bond fund which is reported in other current assets.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

     The tables below present assets and liabilities as of August 1, 2010 and November 1, 2009, that are measured at fair value on a recurring basis.

August 1, 2010
Quoted
Prices
	in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Common stock warrants	$-	$(1,884)	$-	$(1,884)
Total liabilities	$-	$(1,884)	$-	$(1,884)

	November 1, 2009
	Quoted
	Prices
	in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Foreign bond fund	$-	$-	$148	$148
Total assets	$-	$-	$148	$148
Common stock warrants	$-	$(3,205)	$-	$(3,205)
Total liabilities	$-	$(3,205)	$-	$(3,205)

     The foreign bond fund above represents the Company's investment in a fund whose fair value was provided by the trust. During the three month period ended August 1, 2010, the Company determined that its investment in the fund was not recoverable. As a result of this determination the Company wrote off its entire investment in the fund. This resulted in a net of tax charge of $0.2 million (included in investment and other income (expense), net) and a reclassification adjustment of an unrealized holding gain to earnings of $0.1 million.

     The fair value of the common stock warrants liability was determined using the Black-Scholes option pricing model. Significant observable inputs into the model included the market price of the Company's common stock at the measurement date. Gains or losses related to fair value adjustments to the common stock warrants liability are included in other income (expense), net.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

     The Company, as permitted under accounting guidance issued in 2008, deferred the effective date for applying fair value guidance to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis until November 2, 2009. As a result of this election, certain long-lived assets that, in fiscal year 2009 and in connection with the Company's restructuring initiatives, were measured at fair value on a nonrecurring basis did not have fair value disclosure provisions applied to them. The Company did not have any nonfinancial assets or liabilities measured at fair value on a nonrecurring basis during the three and nine month periods ended August 1, 2010.

Fair Value of Other Financial Instruments

     The fair values of the Company's cash and cash equivalents, accounts receivable, accounts payable, and certain other current assets and current liabilities approximate their carrying value due to their short-term maturities. The fair value of the Company's variable rate long-term debt approximates its carrying value due to the variable nature of the underlying interest rates. As of August 1, 2010, the estimated fair value of the Company's outstanding 5.5% convertible senior notes was approximately $66 million.

NOTE 12 - GEOGRAPHIC INFORMATION

     The Company operates as a single operating segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of semiconductors. Geographic net sales are based primarily on where the Company's manufacturing facility is located. The Company's net sales for the three and nine month periods ended August 1, 2010 and August 2, 2009, and its long-lived assets by geographic area as of August 1, 2010 and November 1, 2009, are presented below.

	Three Months Ended		Nine Months Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009
Net sales
Asia	$70,349	$60,278	$192,977	$167,461
Europe	11,116	10,373	31,298	28,458
North America	30,786	24,750	91,243	70,757
	$112,251	$95,401	$315,518	$266,676

	As of
	August 1,	November 1,
	2010	2009
Long-lived assets
Asia	$207,293	$199,179
Europe	13,794	9,579
North America	133,335	139,131
	$354,422	$347,889

     The Company is typically impacted during its first fiscal quarter by the North American and European holiday periods as some customers reduce their effective workdays and orders during this period.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

     As of August 1, 2010, the Company had commitments outstanding for capital expenditures of approximately $15 million.

     The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse effect on the business of the Company.

NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2010, the FASB amended its guidance on disclosures for financing receivables with the intention of providing additional information to assist financial statement users in assessing an entity's credit risk exposures and evaluating the adequacy of its credit losses. The disclosure requirements in the amended guidance that are as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010, and the disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company expects to provide any applicable disclosures required by this amended guidance beginning in the first quarter of its 2011 fiscal year.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Management's discussion and analysis ("MD&A") of the Company's financial condition, results of operations, and outlook should be read in conjunction with its condensed consolidated financial statements and related notes. Various segments of this MD&A contain forward-looking statements, all of which are presented based on current expectations and may be adversely affected by uncertainties and risk factors (presented throughout this filing and in the Company's Annual Report on Form 10-K for the fiscal 2009 year), that may cause actual results to materially differ from these expectations.

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

     The effects of the weakened global economy and the tightened credit market require the Company to continue to make significant improvements in its competitiveness. In connection therewith, the Company continues to evaluate further cost reduction initiatives.

     The Company's ability to comply with the financial and other covenants in its debt agreements may be affected by worsening economic or business conditions, or other events. Existing covenant restrictions limit the Company's ability to obtain additional debt financing and, should the Company be unable to meet one or more of these covenants, the Company's lenders may require the Company to repay any of its then outstanding balances prior to the expiration date of the agreements. The Company cannot assure that additional sources of financing would be available to the Company to pay off its long-term borrowings to avoid default. Should the Company default on any of its long-term borrowings, a cross default would occur on certain of its other long-term borrowings, unless amended or waived. As of August 1, 2010, the Company was in compliance with its debt covenants.

Material Changes in Results of Operations
Three and Nine Months ended August 1, 2010 and August 2, 2009

     The following table represents selected operating information expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(76.6)	(81.1)	(78.9)	(85.0)
Gross margin	23.4	18.9	21.1	15.0
Selling, general and administrative expenses	(9.9)	(10.4)	(10.1)	(11.6)
Research and development expenses	(3.0)	(4.0)	(3.5)	(4.4)
Consolidation, restructuring and related
(charges) credits	-	(11.2)	1.5	(4.8)
Impairment of long-lived assets	-	-	-	(0.5)
Operating income (loss)	10.5	(6.7)	9.0	(6.3)
Other income (expense), net	(1.1)	(14.9)	(1.9)	(8.6)
Net income (loss) before income taxes	9.4	(21.6)	7.1	(14.9)
Income tax provision	(2.6)	(1.9)	(1.8)	(1.1)
Net income (loss)	6.8	(23.5)	5.3	(16.0)
Net (income) loss attributable to
noncontrolling interests	0.1	(0.4)	(0.3)	(0.2)
Net income (loss) attributable to
Photronics, Inc.	6.9%	(23.9)%	5.0%	(16.2)%

     All of the following tabular comparisons, unless otherwise indicated, are for the three months ended August 1, 2010 (Q3-10) and August 2, 2009 (Q3-09) and for the nine months ended August 1, 2010 (YTD-10) and August 2, 2009 (YTD-09) in millions of dollars.

Net Sales

	Three Months Ended			Nine Months Ended
			Percent			Percent
	Q3-10	Q3-09	Change	YTD-10	YTD-09	Change
IC	$86.0	$71.7	20.0%	$244.5	$199.1	22.8%
FPD	26.3	23.7	10.7%	71.0	67.6	5.0%
Total net sales	$112.3	$95.4	17.7%	$315.5	$266.7	18.3%

     Net sales for Q3-10 increased 17.7% to $112.3 million as compared to $95.4 million for Q3-09. The increase was primarily related to increased IC sales, mainly resulting from increased high-end unit demand, and to a lesser extent increased mainstream unit demand. FPD sales increased as a result of increased unit demand for high-end and mainstream products. Revenues attributable to high-end products were $33.6 million in Q3-10 and $21.4 million in Q3-09. High-end photomask applications, which typically have higher average selling prices (ASPs), include mask sets for 65 nanometer and below for IC products, and G7 and above technologies for FPD products. By geographic area, net sales in Q3-10 as compared to Q3-09 increased by $10.1 million or 16.7% in Asia, increased by $6.0 million or 24.4% in North America, and increased by $0.7 million or 7.2% in Europe. As a percent of total sales in Q3-10, net sales were 63% in Asia, 27% in North America, and 10% in Europe; and net sales in Q3-09 were 63% in Asia, 26% in North America, and 11% in Europe.

     Net sales for YTD-10 increased 18.3% to $315.5 million as compared to $266.7 million for YTD-09. The increase was caused by higher sales of both IC and FPD photomasks, due in part to improved overall business conditions. IC photomask sales increased $45.4 million as a result of increased units for high-end and mainstream products, and higher ASPs for high-end products. FPD photomask sales increased $3.4 million, primarily as a result of increased unit demand. The Company's quarterly revenues can be affected by the seasonal purchasing of its customers. The Company is typically impacted during the first six months of its fiscal year by the North American, European and Asian holiday periods, as some customers reduce their effective workdays and orders during this period. This seasonality was experienced to a greater than normal extent during YTD-09 as many of the Company's customers placed their fabs on extended shutdowns.

Gross Margin

	Three Months Ended			Nine Months Ended
			Percent			Percent
	Q3-10	Q3-09	Change	YTD-10	YTD-09	Change
Gross margin	$26.3	$18.1	45.5%	$66.5	$40.1	66.1%
Percentage of net sales	23.4%	18.9%		21.1%	15.0%

     Gross margin percentage increased to 23.4% in Q3-10 from 18.9% in Q3-09 and increased to 21.1% in YTD-10 from 15.0% in YTD-09. These increases were a result of increased sales in all geographic regions, including increased high-end sales, and as a result of reduced costs associated with the 2009 closures of the Company's manufacturing facilities in Manchester, U.K., and Shanghai, China. The Company operates in a high fixed cost environment and, to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.

Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
			Percent			Percent
	Q3-10	Q3-09	Change	YTD-10	YTD-09	Change
Selling, general and
administrative expenses	$11.1	$10.0	11.1%	$32.1	$31.0	3.5%
Percentage of net sales	9.9%	10.4%		10.1%	11.6%

     Selling, general and administrative expenses increased by 11.1% in Q3-10 compared to Q3-09, primarily as a result of increased legal and collection expenses. Selling, general and administrative expenses increased modestly by 3.5% in YTD-10 as compared to YTD-09.

Research and Development

	Three Months Ended			Nine Months Ended
			Percent			Percent
	Q3-10	Q3-09	Change	YTD-10	YTD-09	Change
Research and development	$3.4	$3.9	(11.1)%	$11.0	$11.7	(5.8)%
Percentage of net sales	3.0%	4.0%		3.5%	4.4%

     Research and development expenses consist primarily of global development efforts relating to high-end process technologies for advanced sub-wavelength reticle solutions for IC and FPD technologies. Research and development expenses decreased by $0.5 million to $3.4 million in Q3-10, as compared to $3.9 million in Q3-09. On a YTD basis, research and development expenses decreased $0.7 million to $11.0 million in YTD-10, as compared to $11.7 million in YTD-09. The reduction in research and development expenses in Q3-10 and YTD-10 as compared to the same periods in the prior year were primarily due to reduced expenditures in the U.S.

Consolidation, Restructuring and Related Charges (Credits)

	Three Months Ended		Nine Months Ended
	Q3-10	Q3-09	YTD-10	YTD-09
Asset write-downs	$-	$9.9	$-	$10.5
Net gain on sales of assets	-	-	(5.0)	-
Employee terminations	-	0.6	0.2	2.0
Other	-	0.2	-	0.2
Total consolidation, restructuring
and related charges (credits)	$-	$10.7	$(4.8)	$12.7

Shanghai, China, Facility

     During the three months ended August 2, 2009, the Company ceased the manufacture of photomasks at its Shanghai, China, facility. In connection with this restructuring, which was substantially completed during the three month period ended August 1, 2010, the Company has recorded total net charges of $5.4 million, including $4.2 million of net asset write-downs. The fair value of the assets written down was determined by management using a market approach. Approximately 75 employees were affected by this restructuring.

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

Other Income (Expense), net

	Three Months Ended		Nine Months Ended
	Q3-10	Q3-09	YTD-10	YTD-09
Interest expense	$(1.8)	$(5.3)	$(7.8)	$(14.4)
Investment and other
income (expense), net	0.6	(8.9)	1.9	(8.4)
Other income (expense), net	$(1.2)	$(14.2)	$(5.9)	$(22.8)

     Interest expense decreased in Q3-10 as compared to Q3-09 and in YTD-10 as compared to YTD-09, primarily as a result of lower debt levels, and lower average interest rates on the Company's long-term borrowings. In addition, the Company incurred significantly higher amortization of deferred financing fees in the prior year periods, that were related to amendments to its credit facility. Interest expense in YTD-10 includes $1.0 million related to the write-off of deferred financing fees in connection with an amendment to the Company’s credit facility. The outstanding balance of the Company's variable rate debt and related higher interest costs were reduced substantially during the three month period ended November 1, 2009, with net proceeds from its common stock and convertible debt offerings.

     Investment and other income (expense), net, increased in Q3-10 and in YTD-10 as compared to the same periods in the prior year. These increases were primarily due to improved foreign currency transaction results, and more favorable fair value adjustments related to the Company’s common stock warrants.

Income Tax Provision

	Three Months Ended		Nine Months Ended
	Q3-10	Q3-09	YTD-10	YTD-09
Income tax provision	$(2.9)	$(1.8)	$(5.8)	$(2.9)

     The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to the income (loss) before income taxes in 2009 primarily because income tax provisions incurred in jurisdictions where the Company generated income before income taxes were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where the Company incurred losses before income taxes. In 2010, the effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to the income (loss) before income taxes primarily due to lower statutory rates in international locations. Further, various investment tax credits have been utilized in Korea and Taiwan which reduced the Company's effective income tax rate in both years.

     PKLT, the Company's FPD manufacturing facility in Taiwan, is accorded a tax holiday, which expires in 2012. In addition, the Company has been accorded a tax holiday in China which is expected to expire in 2011. The availability of these tax holidays did not have a significant impact on the Company's decisions to increase or decrease its Asian presence, as the Company's decisions were in response to fundamental changes that took place in the semiconductor industry. These tax holidays had no dollar or per share effect in the three and nine month periods ended August 1, 2010 and August 2, 2009.

Net (Income) Loss Attributable to Noncontrolling Interests

     Net income attributable to noncontrolling interests (formerly referred to as "minority interests") increased $0.5 million to $0.1 million in Q3-10 as compared to Q3-09, primarily due to the Company's non-wholly owned subsidiary in Taiwan reporting a net loss in Q3-10, as compared to net income in Q3-09. Year to date, net income attributable to noncontrolling interests increased to $0.8 million in YTD-10 as compared to $0.6 million in YTD-09, primarily as a result of increased net income at the Company’s non-wholly owned subsidiary in Taiwan. The Company's ownership in its subsidiary in Taiwan was approximately 58% at August 1, 2010 and November 1, 2009, and its ownership in its subsidiary in Korea was approximately 99.7% at August 1, 2010 and November 1, 2009.

Liquidity and Capital Resources

     The Company's working capital was $77.2 million at August 1, 2010 and $89.5 million at November 1, 2009. The decrease in working capital primarily related to repayments of long-term borrowings. Cash and cash equivalents increased to $104.0 million at August 1, 2010, as compared to $88.5 million at November 1, 2009. Cash provided by operating activities was $74.2 million for the nine months ended August 1, 2010, as compared to $41.6 million for the same period last year. The increase was primarily due to the Company's increased net income as compared to the same prior year period, partially offset by changes in operating assets and liabilities (primarily accounts receivable). Cash used in investing activities for the nine months ended August 1, 2010, was $24.9 million, which was comprised primarily of capital expenditure payments of $38.0 million, offset by net proceeds of $12.9 million from the sale of the Company’s Shanghai, China, facility. Cash used in financing activities of $34.8 million for the nine months ended August 1, 2010, was primarily comprised of net repayments of long-term borrowings.

     On May 7, 2010, the Company exercised its option to expand its revolving credit facility from $50 million to its $65 million limit. The credit facility, which matures on February 12, 2013, bears interest at LIBOR plus a spread, as defined in the agreement (4.06% at August 1, 2010), is secured by substantially all of the Company's assets in the United States as well as stock the Company owns in certain of its foreign subsidiaries and, includes the following financial covenants: fixed charge coverage ratio, total leverage ratio, minimum unrestricted cash balance, and maximum capital expenditures, all as defined in the agreement. As of August 1, 2010, the Company had no outstanding borrowings against the credit facility, which left $65 million available for the Company to borrow.

     At August 1, 2010, the Company had capital commitments outstanding of approximately $15 million. Photronics believes that its currently available resources, together with its capacity for growth, and its access to equity and other financing sources, will be sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the next twelve months. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations, existing cash, and cash available under its credit facility.

     The Company's liquidity is highly dependent on its sales volume, cash conversion cycle and, as it operates in a high fixed cost environment, the timing of its capital expenditures. Depending on conditions in the IC semiconductor and FPD market, the Company's cash flows from operations and current holdings of cash may not be adequate to meet its current and long-term needs for capital expenditures, operations and debt repayments. Historically, in certain years the Company has used external financing to fund these needs. Due to conditions in the credit markets, some financing instruments used by the Company in the past may not be currently available to it. The Company continues to evaluate further cost reduction initiatives. However, the Company cannot assure that additional sources of financing would be available to it on commercially favorable terms should its capital requirements exceed cash available from operations, existing cash, and cash available under its credit facility.

Share-Based Compensation

     Total share-based compensation expense for the three and nine months ended August 1, 2010, was $0.5 million and $1.5 million, respectively, as compared to $0.4 million and $1.7 million, respectively, for the comparable prior year periods, substantially all of which is in selling, general and administrative expenses. No compensation cost was capitalized as part of inventory, and no related income tax benefit has been recorded. As of August 1, 2010, total unrecognized compensation cost of $3.7 million is expected to be recognized over a weighted-average amortization period of 3.2 years.

Off-Balance Sheet Arrangements

     Under the MP Mask joint venture operating agreement, in order to maintain its 49.99% interest, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount defined in the operating agreement. However, should the Board of Managers determine that further additional funding is required, the joint venture shall pursue its own financing. If the joint venture is unable to obtain its own financing, it may request additional capital contributions from the Company. Should the Company choose not to make a requested contribution to the joint venture, its ownership interest may be reduced. Cumulatively, through August 1, 2010, the Company has contributed $6.1 million to the joint venture, and has received distributions from the joint venture totaling $10.0 million, including a $5.0 million distribution received during the nine month period ended August 2, 2009. During the nine month period ended August 1, 2010, there were no contributions made to the joint venture by the Company, and no distributions were received by the Company from the joint venture.

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

Business Outlook

     A majority of the Company's revenue growth is expected to come from the Asian region, as customers increase their use of manufacturing foundries located outside of North America and Europe. Additional revenue growth is also anticipated in North America as the Company benefits from advanced technology it may utilize under its technology license with Micron Technologies, Inc. The Company's Korean and Taiwanese operations are non-wholly owned subsidiaries and, therefore, a portion of earnings generated at each of these locations is allocated to noncontrolling interests.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company records derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company does not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of those derivatives are reported in the condensed consolidated statement of operations, or as accumulated other comprehensive income, a separate component of equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, among other criteria, the derivative must be a hedge for an interest rate, price, foreign currency exchange rate, or credit risk, that is expected to be highly effective at the inception of the hedge and be highly effective in achieving offsetting changes in the fair value or cash flows of the hedged item during the term of the hedge, and formally documented at the inception of the hedge. In general, the types of risks hedged are those relating to the variability of future cash flows caused by movements in foreign currency exchange and interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of, and during the term of each hedge.

Foreign Currency Exchange Rate Risk

     The Company conducts business in several major international currencies through its worldwide operations and is subject to changes in foreign exchange rates of such currencies. Changes in exchange rates can positively or negatively affect the Company's reported sales, operating margins, assets, liabilities, and retained earnings. The functional currencies of the Company's Asian subsidiaries are the Korean won, New Taiwan dollar, and Singapore dollar. The functional currencies of the Company's European subsidiaries are the British pound and the euro.

     The Company attempts to minimize its risk of foreign currency transaction losses by producing its products in the same country in which the products are sold (thereby generating revenues and incurring expenses in the same currency), and by managing its working capital. In some instances, the Company may sell or purchase products in a currency other than the functional currency of the country where it was produced. There can be no assurance that this approach will continue to be successful, especially in the event of a significant adverse movement in the value of any foreign currencies against the U.S. dollar. In certain recent years the Company has, periodically, experienced significant foreign exchange losses on these transactions.

     The Company's primary net foreign currency exposures as of August 1, 2010 included the Korean won, the Japanese yen, the Singapore dollar, the New Taiwan dollar, the British pound, and the euro. As of August 1, 2010, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $3.3 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations, or cash flows.

Interest Rate Risk

     At August 1, 2010, the Company did not have any variable rate borrowings. Accordingly, a change in interest rates would not have a material effect on the Company's financial statements.

Common Stock Market Price Risk

     In May 2009, the Company amended its then existing revolving credit facility and entered into a warrant agreement with its lenders for 2.1 million shares of its common stock. The warrants, approximately 0.4 million of which remained outstanding at August 1, 2010, are exercisable for one share of the Company’s common stock, at an exercise price of $0.01 per share. Due to the warrants' exercise price of $0.01 per share, their fair value will approximate the market price of the Company's common stock. A ten percent change in the August 1, 2010, market price of the Company's common stock would increase or decrease the Company's net income by approximately $0.2 million and, increase or decrease its other liabilities by the same amount. The Company's cash flows would not be affected by such a change in the market price of its common stock. However, the Company's stock may fluctuate more than ten percent. Any change in the fair value of the warrants resulting from changes in the market price of the Company's common stock would result in a non-cash charge or credit to the Company's operating results. No warrants were exercised during the three month period ended August 1, 2010 and approximately 0.3 million warrants were exercised during the nine month period ended August 1, 2010. Changes in the fair value of the warrants during the three and nine month periods ended August 1, 2010, resulted in a non-cash credit of $0.4 million and a non-cash charge of $0.4 million, respectively, which are included in other income (expense) net.

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

Changes in Internal Control over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the Company's third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

     There have been no material changes to risks relating to the Company's business as disclosed in Part 1, Item 1A of the Company's Form 10-K for the year ended November 1, 2009.

Item 6. EXHIBITS

          (a) Exhibits

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ SEAN T. SMITH
Sean T. Smith
Senior Vice President
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: September 9, 2010