Form 10-K
period 2010-10-31
PHOTRONICS INC
filed 2011-01-14
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ____

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
Yes ☐No ☒

As of May 2, 2010, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant's common stock held by non-affiliates was approximately $281,136,610 (based upon the closing price of $5.45 per share as reported by the NASDAQ Global Select Market on that date).

As of December 31, 2010, 54,100,142 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2011
Annual Meeting of Shareholders	Incorporated into Part III
to be held in April 2011	of this Form 10-K

Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of Photronics, Inc. ("Photronics" or the "Company"). These statements are based on management's beliefs, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be identified by words like "expect", "anticipate", "believe", "plan", "projects", and similar expressions. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this annual report on Form 10-K, in press releases, written statements, or other documents filed with the Securities and Exchange Commission, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls, regarding the consummation and benefits of future acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. These factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements. Factors that might affect such forward-looking statements include, but are not limited to, overall economic and business conditions; economic and political conditions in international markets; the demand for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; changes in federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate fluctuations and other capital market conditions, including changes in the market price of the Company's common stock; foreign currency exchange rate fluctuations; changes in technology; the timing, impact, and other uncertainties of future acquisitions; the seasonal and cyclical nature of the semiconductor and flat panel display industries; management changes; damage or destruction to the Company's facilities by natural disasters, labor strikes, political unrest, or terrorist activity; the ability of the Company to place new equipment in service on a timely basis; obtain additional financing; achieve anticipated synergies and other cost savings in connection with acquisitions and productivity programs; fully utilize its tools; achieve desired yields, pricing, product mix, and market acceptance of its products; and obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company's expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements except as otherwise required by securities and other applicable laws.

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

     Photronics is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays ("FPDs"), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits ("ICs") and a variety of FPDs and, to a lesser extent, other types of electrical and optical components. The Company currently operates principally from nine manufacturing facilities; two of which are located in Europe, two in Taiwan, one each in Korea and Singapore, and three in the United States.

Manufacturing Technology

     The Company manufactures photomasks, which are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates. The Company's photomasks are manufactured in accordance with circuit designs provided on a confidential basis by its customers. IC and FPD photomasks are manufactured in layers, each having a distinct pattern which is etched onto a different photomask. The resulting series of photomasks is then used to image the circuit patterns onto each successive layer of a semiconductor wafer or flat panel substrate. The typical manufacturing process for a photomask involves the receipt and conversion of circuit design data to manufacturing pattern data. A lithography system then exposes the circuit pattern onto the photomask blank. The exposed areas are developed and etched to produce that pattern on the photomask. The photomask is then inspected for defects and conformity to the customer's design data. After any defects are repaired, the photomask is cleaned using a proprietary process, any required pellicles (protective translucent cellulose membranes) are applied and, after final inspection, the photomask is shipped to the customer.

     The Company currently supports customers across the full spectrum of IC production and FPD technologies by manufacturing photomasks using electron beam or optical-based technologies. Electron beam and laser-based systems are the predominant technologies used for photomask manufacturing. These technologies are capable of producing the finer line resolution, tighter overlay and larger die size for the larger and more complex circuits currently being designed. Electron beam and laser generated photomasks can be used with the most advanced processing techniques to produce the most advanced semiconductors and FPDs for use in an array of products. However, in the case of IC production, electron beam technologies fabricate the large majority of critical layer photomasks. End markets served with IC photomasks include devices used for microprocessors, memory, telecommunications and related applications. The Company currently owns a number of high-end and mature electron beam and laser-based systems. The production of photomasks by the optical (laser-based) method is less expensive and less precise than those manufactured on high-end electron beam systems.

     The first several layers of photomasks are sometimes required to be delivered by the Company within 24 hours from the time it receives customers' design data. The ability to manufacture high quality photomasks within short time periods is dependent upon robust processes, geographic proximity to customers, efficient manufacturing methods, high production yield and high equipment reliability. The Company works to meet these requirements by making significant investments in research and development, manufacturing, and data processing systems, and by utilizing statistical process control methods to optimize the manufacturing process and reduce cycle times.

     Quality control is an integral part of the photomask manufacturing process. Photomasks are manufactured in temperature, humidity, and particulate controlled clean rooms because of the high level of precision, quality and manufacturing yield required. Each photomask is inspected several times during the manufacturing process to ensure compliance with customer specifications. The Company continues to make substantial investments in equipment to inspect and repair photomasks to ensure that customer specifications are met.

     The majority of IC photomasks produced for the semiconductor industry employ geometries of 90 nanometers or larger. At these geometries, the Company can produce full lines of photomasks and there is no significant technology employed by the Company's competitors that is not also available to the Company. The Company is also capable of producing full lines of photomasks for high-end IC and FPD applications. In the case of ICs, this includes photomasks at and below the 65 nanometer technology node and, for FPDs, at and above the Generation 7 technology node. The Company has access to technology and customer qualified manufacturing capability that allows it to compete in high-end markets serving both IC and FPD applications.

Sales and Marketing

     The market for photomasks primarily consists of domestic and international semiconductor and FPD manufacturers and designers, including a limited number of manufacturers who have the capability to internally manufacture photomasks. Photomasks are manufactured by independent merchant manufacturers like Photronics, and by semiconductor and FPD manufacturers that produce photomasks exclusively for their own use (captive manufacturers). Since the mid-1980s, there has been a strong trend in Asia, Europe and North America towards the divesture or closing of captive photomask operations by semiconductor manufacturers and an increase in the share of the market served by independent manufacturers. This trend has been driven by the increasing complexity involved in manufacturing and the high cost of the necessary capital equipment.

     Generally, the Company and each of its customers engage in a qualification and correlation process before the Company becomes an approved supplier. Thereafter, the Company typically negotiates pricing parameters for a customer's orders based on the customer's specifications. Some prices may remain in effect for an extended period of time. In some instances, the Company enters into sales arrangements with an understanding that, as long as the Company's performance is competitive, the Company will receive a specified percentage of that customer's photomask requirements.

     The Company conducts its sales and marketing activities primarily through a staff of full-time sales personnel and customer service representatives who work closely with the Company's management and technical personnel. In addition to the sales personnel at the Company's manufacturing facilities, the Company has sales offices throughout the United States, Europe and Asia.

     The Company supports international customers through both its domestic and international facilities. The Company considers its presence in international markets to be an important factor in attracting new customers, providing global solutions to its customers, minimizing delivery time, and serving customers that utilize manufacturing foundries outside of the United States, principally in Asia. See Note 17 to the Company's consolidated financial statements for the amount of net sales and long-lived assets attributable to each of the Company's geographic areas of operations.

Customers

     The Company primarily sells its products to leading semiconductor and FPD manufacturers. The Company's largest customers (listed alphabetically) during the fiscal year ended October 31, 2010 ("fiscal 2010") included the following:

Aptina Imaging Corporation	Magnachip Semiconductor
AU Optronics Corp.	Micron Technology, Inc.
Dongbu HiTek Co. Ltd.	Nanya Technology Corporation
Freescale Semiconductor, Inc.	National Semiconductor Corporation
Global Foundries, Inc.*	Novatek Microelectronics Corp., Ltd.
HannStar Display Corp.	ON Semiconductor Corporation
IM Flash Technologies, LLC	Samsung Electronics Co., Ltd.
Inotera Memories, Inc.	ST Microelectronics, Inc.
Jenoptik AG	Texas Instruments Incorporated
LG Electronics, Inc.	United Microelectronics Corp.

* formerly Chartered Semiconductor Manufacturing, Ltd.

     During fiscal 2010, the Company sold its products and services to approximately 600 customers. Samsung Electronics Co., Ltd. accounted for approximately 19% of the Company's net sales in fiscal 2010 and 2009 and 25% of the Company's net sales in fiscal 2008. This included sales of both IC and FPD photomasks. The Company's five largest customers, in the aggregate, accounted for approximately 39%, 42% and 44% of net sales in fiscal 2010, 2009, and 2008, respectively. A significant decrease in the amount of sales to any of these customers could have a material, adverse effect on the financial performance and business prospects of the Company.

Seasonality

     The Company's quarterly revenues can be affected by the seasonal purchasing of its customers. The Company is typically impacted during its first fiscal quarter by the North American and European holiday periods, as some customers reduce their effective workdays and orders during this period. Additionally, the Company can be impacted during its first or second fiscal quarter by the Asian New Year holiday period, which also may reduce customer orders.

Research and Development

     The Company conducts its primary research and development activities for IC photomasks at its MP Mask Technology Center, LLC ("MP Mask") joint venture operation located in Boise, Idaho, and for FPD photomasks at PK, Ltd., its subsidiary in Korea, and in site-specific research and development programs to support strategic customers. These research and development programs and activities are designed to advance the Company's leadership in technology and manufacturing efficiency. The Company also conducts application oriented research and development activities to support the early adoption of new photomask or supporting data and services technology into the customers' applications. Currently, research and development photomask activities are focused on 32 nanometer node and below IC technology and Generation 8 and higher FPD technology. The Company believes these core competencies will continue to be a critical part of semiconductor manufacturing as optical lithography continues to scale device capabilities at and below 45 nanometer. The Company has incurred research and development expenses of $14.9 million, $15.4 million and $17.5 million in fiscal 2010, 2009 and 2008, respectively. The Company believes that it owns, controls, or licenses valuable proprietary information that is necessary for its business as it is presently conducted. This includes trade secrets as well as patents. The Company believes that its intellectual property and trade secret know-how will continue to be important to its technical leadership in the field of photomasks.

Patents and Trademarks

     The Company has over 45 patents with ownership interest in the United States. The subject matter of these patents generally relates to the manufacture of IC photomasks themselves and the use of photomasks to manufacture other products. The expiration dates of these patents range from 2011 to 2028. Additionally, pursuant to a technology license agreement with Micron Technology, Inc. (Micron), the Company has access to certain technology of Micron and MP Mask. The Company also has a number of trademarks and trademark registrations in the United States and in other countries.

     While the Company believes that its intellectual property is, and will continue to be, important to the Company's technical leadership in the field of photomasks, the Company's operations are not dependent on any one individual patent. The Company protects its intellectual property rights regarding products and manufacturing processes by utilizing patents. The Company also relies on non-disclosure agreements with employees and vendors to protect its intellectual property and proprietary processes.

Materials, Supplies and Equipment

     Raw materials used by the Company generally include high precision quartz plates (including large area plates), which are used as photomask blanks, primarily obtained from Japanese and Korean suppliers; pellicles and electronic grade chemicals, which are used in the manufacturing process; and compacts, which are durable plastic containers in which photomasks are shipped. These materials are generally sourced from several suppliers. Although the Company is not dependent on any one supplier for most of its raw materials, glass blanks used for the production of certain high-end photomasks are only available from one supplier. The Company believes that its utilization of a select group of strategic suppliers enables it to access the most technologically advanced materials available. On an ongoing basis, the Company continues to consider additional supply sources.

     The Company relies on a limited number of equipment suppliers to develop and supply the equipment used in the photomask manufacturing process. Although the Company has been able to obtain equipment on a timely basis, an inability to obtain equipment when required could adversely affect the Company's business and results of operations.

Backlog

     The first several layers of a set of photomasks for a circuit pattern are often required to be shipped within 24 hours of receiving a customer's designs. Because of the short period between order and shipment dates (typically from 1 day to 2 weeks) for a significant amount of the Company's sales, the dollar amount of current backlog is not considered to be a reliable indicator of future sales volume.

International Operations

     International sales were approximately 71%, 72% and 77% of the Company's net sales in fiscal 2010, 2009 and 2008, respectively. The Company believes that its ability to serve international markets requires it to have, among other things, a local presence in the markets that it serves. This requires a significant investment in financial, managerial, operational, and other resources.

     Operations outside of the United States are subject to inherent risks, including fluctuations in exchange rates, political and economic conditions in various countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing international operations, longer accounts receivable collection cycles and potentially adverse tax consequences. These factors may have a material, adverse effect on the Company's ability to generate sales outside the United States and to deploy resources where they could otherwise be used to their greatest advantage and, consequently, may adversely affect its financial condition and results of operations. Note 17 of the notes to the Company's consolidated financial statements reports net sales and long-lived assets by geographic region.

Competition

     The photomask industry is highly competitive and most of the Company's customers utilize multiple photomask suppliers. The Company's ability to compete depends primarily upon its consistency of product quality and timeliness of delivery, as well as pricing, technical capability and service. The Company also believes that proximity to customers is an important factor in certain markets where cycle time from order to delivery is critical. A few competitors have greater financial, technical, sales, marketing and other resources than the Company. The Company believes that consistency of product quality, timeliness of delivery, and price are the principal factors considered by customers in selecting their photomask suppliers. An inability to meet these requirements could adversely affect the Company's sales. The Company believes that it is able to compete effectively because of its dedication to customer service, investment in state-of-the-art photomask equipment and facilities, and experienced technical employees.

     The Company estimates that for the types of photomasks it manufactures (IC and FPD) the size of the total market (captive and merchant) is approximately $3.5 billion. Competitors include Compugraphics, Inc., Dai Nippon Printing Co., Ltd., Hoya Corporation, SK-Electronics Co. Ltd., Taiwan Mask Corporation, Toppan Printing Co., Ltd. and Toppan Chungwha Electronics Corporation. The Company also competes with semiconductor manufacturers' captive photomask manufacturing operations that supply photomasks for internal use and, in some instances, also for external customers and foundries. The Company expects to face continued competition which, in the past, has led to pressure to reduce prices. The Company believes the pressure to reduce prices has contributed to the decrease in the number of independent manufacturers, and expects such pressure to continue in the future.

Employees

     As of October 31, 2010, the Company had approximately 1,300 employees. The Company believes it offers competitive compensation and other benefits and that its employee relations are good.

ITEM 1A. RISK FACTORS

The Company's dependency on the semiconductor industry, which is volatile, could have a negative material impact on its business.

     The Company sells substantially all of its photomasks to semiconductor designers, manufacturers and foundries, as well as to other high performance electronics manufacturers. The Company believes that the demand for photomasks depends primarily on design activity rather than sales volume from products using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. In addition, the reduced use of customized ICs, a reduction in design complexity, other changes in the technology or methods of manufacturing or designing semiconductors or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks even if the demand for semiconductors and FPDs increases. Further, advances in design and production methods for semiconductors and other high performance electronics could reduce the demand for photomasks. Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices. The semiconductor industry experienced a downturn in fiscal 2008, which continued through fiscal 2009, and had an adverse impact on the Company's 2009 operating results.

     The Company's sales of both IC and FPD photomasks increased in fiscal 2010 as compared to fiscal 2009. The Company's results may suffer if either the IC or FPD photomask market does not grow or if the Company is unable to serve these markets successfully. The Company believes that the demand for photomasks for both ICs and FPDs depends primarily on design activity and, to a lesser extent, upon an increase in the number of production facilities used to manufacture ICs or FPDs. As a result, an increase in IC or FPD sales will not necessarily lead to a corresponding increase in photomask sales. A slowdown in the development of new technologies for fabricating ICs or FPDs could reduce the demand for related photomasks even if the demand for ICs or FPDs increases.

The Company incurred net losses in fiscal years 2009 and 2008, and may incur future net losses.

     The Company incurred net losses of $41.9 million in fiscal 2009 and $210.8 million in fiscal 2008. These net losses were incurred due to the global recession and related severe downturn experienced by the semiconductor industry that began in 2008. Net losses incurred in both fiscal years 2009 and 2008 include significant non-cash charges for restructurings, impairments of goodwill, and impairments of long-lived assets. The Company returned to profitability and had net income of $23.9 million in fiscal 2010, but cannot provide assurance that future results of operations will be profitable.

The Company's quarterly operating results fluctuate significantly and may continue to do so in the future, which could adversely impact the Company's business.

     The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify in the future. Fluctuations in operating results may result in volatility in the prices of the Company's common stock and financial instruments linked to the value of the Company's common stock. Operating results may fluctuate as a result of many factors, including the size and timing of orders and shipments, the loss of significant customers, changes in product mix, technological change, fluctuations in manufacturing yields, competition and general economic conditions. The Company operates in a high fixed cost environment and, to the extent its revenues and asset utilization increase or decrease, operating margins will be positively or negatively impacted. The Company's customers generally order photomasks on an as-needed basis, and substantially all of the Company's net sales in any quarter are dependent on orders received during that quarter. Since the Company operates with little backlog and the rate of new orders may vary significantly from month-to-month, the Company's capital expenditures and, to some extent, expense levels are based primarily on sales forecasts. Consequently, if anticipated sales in any quarter do not occur when expected, capital expenditures and expense levels could be disproportionately high, and the Company's operating results would be adversely affected. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. In addition, in future quarters the Company's operating results could be below the expectations of public market analysts and investors which, in turn, could materially adversely affect the market price of the Company's common stock.

The Company's industry is subject to rapid technological change and the Company might fail to remain competitive, which could have a material, adverse effect on the Company's business and results of operations.

     The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, the Company will be required to continually anticipate, respond to and utilize changing technologies of increasing complexity in both traditional and emerging markets that it serves. In particular, the Company believes that, as semiconductor geometries continue to become smaller and FPDs become larger with improved performance, it will be required to manufacture increasingly complex photomasks. Additionally, the demand for photomasks has been, and could in the future be, adversely affected by changes in semiconductor and high performance electronics fabrication methods that affect the type or quantity of photomasks utilized, such as changes in semiconductor demand that favor field programmable gate arrays and other semiconductor designs that replace application-specific ICs. Furthermore, increased market acceptance of alternative methods of IC designs onto semiconductor wafers, such as direct-write lithography, could reduce or eliminate the need for photomasks in the production of semiconductors. As of the end of fiscal 2010, direct-write lithography has not been proven to be a commercially viable alternative to photomasks, as it is considered to be too slow for high volume semiconductor wafer production. However, should direct-write or any other alternative methods of transferring IC designs to semiconductor wafers without the use of photomasks achieve market acceptance, the Company's business and results of operations would be materially adversely affected. If the Company is unable to anticipate, respond to or utilize these or other changing technologies, due to resource, technological or other constraints, its business and results of operations could be materially adversely affected. Further, should sales volumes decrease based upon the flow of design releases from the Company's customers, the Company may have excess or underutilized production capacity that could significantly impact operating margins, or result in write-offs from asset impairments.

The Company's operations will continue to require substantial capital expenditures, for which it may be unable to obtain funding.

     The manufacture of photomasks requires substantial investments in high-end manufacturing capability at existing and new facilities. The Company expects that it will be required to continue to make substantial capital expenditures to meet the technological demands of its customers and to position it for future growth. The Company's capital expenditure payments for fiscal 2011 are expected to be in the range of $70 million to $90 million, of which $40 million was accrued as of October 31, 2010. Further, the Company's credit facility has a limitation on capital expenditure payments. The Company cannot provide assurance that it will be able to obtain the additional funding required in connection with its operations on reasonable terms, if at all, or that any such inability will not have a material, adverse effect on its business and results of operations.

The Company's agreements with Micron have several risks; should either company not comply or execute under these agreements it could significantly disrupt the Company's business and technological activities, which could have a material, adverse effect on the Company's operations or cash flows.

     On May 5, 2006, Photronics and Micron entered into a joint venture known as MP Mask. The joint venture develops and produces photomasks for leading-edge and advanced next generation semiconductors. As part of the formation of the joint venture, Micron contributed its existing photomask technology center located at its Boise, Idaho, headquarters of MP Mask and Photronics paid Micron $135 million in exchange for a 49.99% interest in MP Mask, a license for photomask technology of Micron and certain supply agreements. Since the formation of the joint venture, the Company has received net distributions of approximately $4 million through October 31, 2010.

     MP Mask is governed by a Board of Managers, appointed by Micron and the Company. Since MP Mask's inception, Micron, as a result of its majority ownership, has appointed the majority of the managers. The number of managers appointed by each party is subject to change as ownership interests change. Under the MP Mask joint venture operating agreement, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount defined in the operating agreement. However, should the Board of Managers determine that additional funding is required, the joint venture shall pursue its own financing. If the joint venture is unable to obtain its own financing, it may request additional capital contributions from the Company. Should the Company choose not to make a requested contribution to the joint venture, its ownership interest may be reduced. In December 2010, the Company made an additional capital contribution of $4 million to the MP Mask joint venture related to a capital call requested by the joint venture.

     On May 19, 2009, the Company's capital lease agreement with Micron for the Company's state-of-the-art nanoFab facility ("U.S. nanoFab") in Boise, Idaho was canceled, at which time Photronics and Micron agreed to enter into a new lease agreement for the U.S. nanoFab building. Under provisions of the new lease agreement, quarterly lease payments were reduced, the lease term was extended, and ownership of the property will not transfer to the Company at the end of the lease term. As a result of the new lease agreement, the Company reduced its lease obligations and the carrying value of its assets under capital leases by approximately $28 million. Including the $28 million reduction in the carrying value of assets under capital leases, the Company's total investment in the purchase and equipping of the Company's U.S. nanoFab was approximately $178 million through October 31, 2010. The U.S. nanoFab began production in the second fiscal quarter of 2008.

     The failure of Photronics or Micron to comply or execute under any of these agreements, capitalize on the use of existing technology or further develop technology could result in a significant disruption to the Company's business and technological activities, and could adversely affect the Company's operations and cash flows.

The Company has been dependent on sales to a limited number of large customers; the loss of any of these customers or a significant reduction in orders from these customers could have a material, adverse effect on its sales and results of operations.

     Historically, the Company has sold a significant proportion of photomasks to a limited number of IC and FPD manufacturers. During fiscal 2010, one customer, Samsung Electronics Co., Ltd., accounted for approximately 19% of the Company's net sales. The Company's five largest customers, in the aggregate, accounted for approximately 39%, 42% and 44% of net sales in fiscal 2010, 2009, and 2008, respectively. None of the Company's customers has entered into a significant long-term agreement with the Company requiring them to purchase the Company's products. The loss of a significant customer or a significant reduction or delay in orders from any significant customer, (including reductions or delays due to customer departures from recent buying patterns), or an unfavorable change in market, economic, or competitive conditions in the semiconductor or FPD industries, could have a material, adverse effect on the Company's financial performance and business prospects. The continuing consolidation of semiconductor manufacturers or an economic downturn in the semiconductor industry may increase the likelihood of losing a significant customer and have an adverse effect on the Company's financial performance and business prospects.

The Company depends on a small number of suppliers for equipment and raw materials and, if the Company's suppliers do not deliver their products to it, the Company may be unable to deliver its products to its customers, which could adversely affect its business and results of operations.

     The Company relies on a limited number of photomask equipment manufacturers to develop and supply the equipment it uses. These equipment manufacturers currently require lead times of up to 12 months or longer between the order and the delivery of certain photomask imaging and inspection equipment. The failure of such manufacturers to develop or deliver such equipment on a timely basis could have a material, adverse effect on the Company's business and results of operations. Further, the Company relies on equipment manufacturers to develop future generations of manufacturing equipment to meet its requirements. In addition, the manufacturing equipment necessary to produce advanced photomasks could become prohibitively expensive.

     The Company uses high precision quartz photomask blanks, pellicles, and electronic grade chemicals in its manufacturing processes. There are a limited number of suppliers of these raw materials and, for production of certain high-end photomasks, there is only one available supplier. The Company has no long-term contracts for the supply of these raw materials. Any delays or quality problems in connection with significant raw materials, particularly photomask blanks, could cause delays in the shipments of photomasks, which could have a material, adverse effect on the Company's business and results of operations. The fluctuation of foreign currency exchange rates, with respect to prices of equipment and raw materials used in manufacturing, could also have a material, adverse effect on the Company's business and results of operations.

The Company faces risks associated with the use of sophisticated equipment and complex manufacturing processes and technologies. The inability of the Company to effectively utilize such equipment and perform such processes could have a material, adverse effect on its business and results of operations.

     The Company's complex manufacturing processes require the use of expensive and technologically sophisticated equipment and materials, and are continuously modified in an effort to improve manufacturing yields and product quality. Minute impurities, defects or other difficulties in the manufacturing process can lower manufacturing yields and make products unmarketable. Moreover, manufacturing leading-edge photomasks is more complex and time consuming than manufacturing less advanced photomasks, and may lead to delays in the manufacturing of all levels of photomasks. The Company has, on occasion, experienced manufacturing difficulties and capacity limitations that have delayed the Company's ability to deliver products within the time frames contracted for by its customers. The Company cannot provide assurance that it will not experience these or other manufacturing difficulties, or be subject to increased costs or production capacity constraints in the future, any of which could result in a loss of customers or could otherwise have a material, adverse effect on its business and results of operations.

The Company's debt agreements limit its ability to obtain financing and may obligate the Company to repay debt before its maturity.

     As of October 31, 2010, the Company had $5.0 million outstanding under its revolving credit facility. Outstanding bank debt (excluding capital leases) was reduced by $24.8 million during the year ended October 31, 2010, with cash provided by operations. Financial covenants related to the bank debts are Total Leverage Ratio, Minimum Fixed Charge Ratio, Maximum Last Twelve Months (LTM) Cap Ex Payments and Minimum Unrestricted Cash Balances. Existing covenant restrictions limit the Company's ability to obtain additional debt financing and, should Photronics be unable to meet one or more of these covenants, its lenders may require the Company to repay any outstanding balance prior to the expiration date of the agreements. The Company's ability to comply with the financial and other covenants in its debt agreements may be affected by worsening economic or business conditions, or other events. The Company cannot assure that additional sources of financing would be available to pay off any long-term borrowings, so as to avoid default. Should the Company default on certain of its long-term borrowings, a cross default would occur on other long-term borrowings, unless amended or waived.

The Company's prior and future acquisitions may entail certain operational and financial risks.

     The Company has made significant acquisitions throughout its history. Acquisitions have focused on increasing its manufacturing presence in Asia, including its acquisition in 2000 of Precision Semiconductor Mask Corporation, a Taiwanese photomask manufacturer, and in 2001 of PK Ltd., a Korean photomask manufacturer, and increasing its technology base through the MP Mask joint venture between Photronics and Micron in 2006. The Company may make additional acquisitions in the future. Acquisitions place significant demands on the Company's administrative, operational and financial personnel and systems. Managing acquired operations entails numerous operational and financial risks, including difficulties in the assimilation of acquired operations, diversion of management's attention from other business concerns, managing assets in multiple geographic regions, amortization of acquired intangible assets and the potential loss of key employees of acquired operations. Sales of acquired operations may decline following an acquisition, particularly if there is an overlap of customers served by the Company and the acquired operation and these customers transition to another vendor in order to ensure a second source of supply. Furthermore, the Company may be required to utilize its cash reserves and/or issue new securities for future acquisitions, which could have a dilutive effect on its earnings per share.

The Company's cash flow from operations and current holdings of cash may not be adequate for its current and long-term needs.

     The Company's liquidity is highly dependent on its sales volume and the timing of its capital expenditures, (which can vary significantly from period to period), as it operates in a high fixed cost environment. Depending on conditions in the semiconductor and FPD markets, the Company's cash flows from operations and current holdings of cash may not be adequate to meet its current and long-term needs for capital expenditures, operations and debt repayments. Historically, in certain years, the Company has used external financing to fund these needs. Due to conditions in the credit markets, some financing instruments used by the Company in the past may not be currently available to it. The Company continues to evaluate further cost reduction initiatives. However, the Company cannot provide assurance that additional sources of financing would be available to it on commercially favorable terms, should its cash requirements exceed its cash available from operations, existing cash, and cash available under its credit facility.

The Company may fail to realize projected benefits related to its 2009 restructurings in China and the U.K. or, it may incur unforeseen charges related to any other possible future facility closures or restructurings.

     In order to lower its operating costs and increase its manufacturing efficiencies, the Company ceased the manufacture of photomasks at its facility in Manchester, U.K., in January 2009 and at its facility in Shanghai, China, in July 2009. However, the Company cannot assure that these actions will result in its realizing the projected benefits related to these restructurings.

     The Company also cannot assure that there will not be additional facility closures or other restructurings in the near or long-term, nor can it assure that it will not incur significant charges should there be any additional future facility closures or restructurings.

The Company operates in a highly competitive industry; should the Company be unable to meet its customers' requirements for product quality, timeliness of delivery or technical capabilities, it could adversely affect the Company's sales.

     The photomask industry is highly competitive, and most of the Company's customers utilize more than one photomask supplier. The Company's competitors include Compugraphics, Inc., Dai Nippon Printing Co., Ltd., Hoya Corporation, SK-Electronics Co., Ltd., Taiwan Mask Corporation, Toppan Printing Co., Ltd. and Toppan Chunghwa Electronics Corporation. The Company also competes with semiconductor manufacturers' captive photomask manufacturing operations, some of which market their photomask manufacturing services to outside customers. The Company expects to face continued competition from these and other suppliers in the future. Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources than it has. Also, when producing smaller geometry photomasks, some of the Company's competitors may be able to more rapidly develop, produce, and achieve higher manufacturing yields than the Company. The Company believes that consistency of product quality and timeliness of delivery, as well as price, technical capability, and service are the principal factors considered by customers in selecting their photomask suppliers. The Company's inability to meet these requirements could have a material, adverse effect on its business and results of operations. In the past, competition led to pressure to reduce prices which, the Company believes, contributed to the decrease in the number of independent photomask suppliers. This pressure to reduce prices may continue in the future.

The Company's substantial international operations are subject to additional risks.

     International sales were approximately 71%, 72% and 77% of the Company's net sales in fiscal 2010, 2009 and 2008, respectively. The Company believes that maintaining significant international operations requires it to have, among other things, a local presence in the geographic markets that it supplies. This requires significant investments of financial, managerial, operational, and other resources. Since 1996, the Company has significantly expanded its operations in international markets by acquiring existing businesses in Europe, establishing a manufacturing operation in Singapore, acquiring majority equity interests in photomask manufacturing operations in Korea and Taiwan and building a new manufacturing facility for FPD photomasks in Taiwan. The Company, in order to enable it to optimize its investments and other resources, closely monitors the semiconductor and FPD manufacturing markets for indications of geographic movement and, in conjunction with these efforts, continues to assess the locations of its manufacturing facilities. These assessments may result in the opening or closing of facilities.

     Operations outside of the United States are subject to inherent risks, including fluctuations in exchange rates, unstable political and economic conditions in various countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and potentially adverse tax consequences. These factors may have a material, adverse effect on the Company's ability to generate sales outside of the United States and, consequently, on its business and results of operations.

Changes in foreign currency exchange rates could materially, adversely affect the Company's business, results of operations, or financial condition.

     The Company's financial statements are prepared in accordance with accounting principals generally accepted in the United States of America (U.S. GAAP) and are reported in U.S. dollars. The Company's international operations have transactions and balances denominated in currencies other than the U.S. dollar, primarily the Korean won, New Taiwan dollar, Japanese yen, Singapore dollar, euro, and the pound sterling. In fiscal 2010, the Company recorded a net gain of $2.0 million in its statement of operations from changes in foreign currency rates, while its net assets were increased by $16.6 million as a result of the translation of foreign currency financial statements to U.S. dollars. In the event of significant foreign currency fluctuations, the Company's results of operations, financial condition or cash flows may be adversely affected.

The Company's business depends on managerial and technical personnel, who are in great demand, and its inability to attract and retain qualified employees could adversely affect the Company's business and results of operations.

     The Company's success depends, in part, upon key managerial, engineering and technical personnel, as well as its ability to continue to attract and retain additional qualified personnel. The loss of certain key personnel could have a material, adverse effect upon the Company's business and results of operations. There can be no assurance that the Company can retain its key managerial, and technical employees, or that it can attract similar additional employees in the future. The Company believes that it provides competitive compensation and incentive packages to its employees.

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
  it will be able to adequately protect its technology;

  competitors will not independently develop similar technology; or

  international intellectual property laws will adequately protect its intellectual property rights.
     The Company may become the subject of infringement claims or legal proceedings by third parties with respect to current or future products or processes. Any such claims, with or without merit, or litigation to enforce or protect its intellectual property rights, or that require the Company to defend itself against claimed infringements of the rights of others, could result in substantial costs, diversion of resources, and product shipment delays or could force the Company to enter into royalty or license agreements, rather than dispute the merits of these claims. Any of the foregoing could have a material, adverse effect on the Company's business, results of operations and financial position.

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

     Unfavorable general economic conditions in the U.S. or other countries in which the Company does business may have the effect of reducing the demand for photomasks. Economic downturns may lead to a decrease in demand for end products whose manufacturing processes involve the use of photomasks, which may result in a reduction in new product design and development by semiconductor manufacturers, which could adversely affect the Company's operations and cash flows.

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

     The Company's tax filings are subjected to audit by tax authorities in the various jurisdictions in which it does business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or through the courts. Currently, the Company believes there are no outstanding assessments whose resolution would result in a material, adverse financial result. However, the Company cannot offer assurances that unasserted or potential future assessments would not have a material, adverse effect on its financial condition or results of operations.

The Company's business could be adversely impacted by global or regional catastrophic events.

     The Company's business could be adversely affected by terrorist acts, major natural disasters, widespread outbreaks of infectious diseases, or the outbreak or escalation of wars, especially in the Asian region where the Company generates a significant portion of its sales. Such events in the geographic regions in which the Company does business, including recent escalations of political tensions and military operations within the Korean Peninsula where a major portion of the Company's foreign operations are located, could have material, adverse impacts on its sales volume, cost of raw materials, earnings, cash flows and financial condition.

The fair value of certain warrants issued on the Company's common stock is subject to fluctuations with the market price of the Company's common stock, and may have a material, adverse effect on the Company's results of operations.

     On May 15, 2009, in connection with an amendment to the Company's then existing credit facility, Photronics issued 2.1 million warrants to purchase the Company's common stock, approximately 0.3 million of which were outstanding at October 31, 2010. As a result of certain net cash settleable put provisions in the warrant agreement, the warrants were recorded as a liability during fiscal 2009 and are subsequently being reported at fair value. The warrants are each exercisable for one share of common stock and have an exercise price of $0.01. Therefore, changes in the market price of the Company's common stock could result in a significant change in the fair value of the warrants, which would result in a charge or credit to other income (expense) in the Company's statements of operations. The Company, as a result of changes in the market price of its common stock, recorded non-cash losses of $0.9 million and $0.3 million in fiscal years 2010 and 2009, respectively. Future changes in the market price of the Company's common stock may have a material, adverse effect on the Company's results of operations on a non-cash basis.

Certain warrants issued by the Company include a "put" provision, giving the holders the option to sell the warrants to the Company at approximately the market price of the Company's common stock, which may have a material, adverse effect on the Company's cash flows.

     The warrants discussed above include a put provision which may be exercised from May 15, 2012, through the expiration of the warrants on May 15, 2014. The put provision is only exercisable if the Company's common stock is not traded on a national exchange. As of October 31, 2010, approximately 300,000 warrants were outstanding that included a put provision. The purchase of a significant amount of the Company's common stock by Photronics under the put provision may have a material, adverse effect on the Company's cash flows.

Servicing the Company's debt requires a significant amount of cash, and the Company may not have sufficient cash flow from its operations to pay its indebtedness.

     The Company's ability to make scheduled payments of debt principal and interest or to refinance its indebtedness depends on its future performance, which is subject to economic, financial, competitive and other factors beyond the Company's control. The Company's business may not continue to generate sufficient cash flow from operations in the future to both service its debt and make necessary capital expenditures. If the Company is unable to generate such cash flow, it may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. The Company's ability to refinance its indebtedness will depend upon the conditions in the capital markets and the Company's financial condition at such time. The Company may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on its debt obligations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None

ITEM 2. DESCRIPTION OF PROPERTY

     The following table presents certain information about the Company's photomask manufacturing facilities:

Type of
Location	Interest
Allen, Texas	Owned
Boise, Idaho	Leased
Brookfield, Connecticut	Owned
Bridgend, South Wales	Leased
Cheonan, Korea	Owned
Dresden, Germany	Leased
Hsinchu, Taiwan	Leased
Singapore	Leased
Taichung, Taiwan	Owned	(1)

(1)	The Company owns its manufacturing facility in Taichung, however, it leases the related land.

     The Company believes that its existing manufacturing facilities are suitable and adequate for its present purposes. The Company also leases various sales offices. The Company's administrative headquarters are located in Brookfield, Connecticut, in a building that it owns.

ITEM 3. LEGAL PROCEEDINGS

     The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material, adverse effect on the business of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS' MATTERS

     The Common Stock of the Company is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol PLAB. The table below shows the range of high and low sale prices per share for each quarter for fiscal year 2010 and 2009, as reported by the NASDAQ Global Select Market.

	High	Low
Fiscal Year Ended October 31, 2010:
Quarter Ended January 31, 2010	$5.14	$3.73
Quarter Ended May 2, 2010	5.98	3.52
Quarter Ended August 1, 2010	5.64	4.03
Quarter Ended October 31, 2010	6.86	3.88

Fiscal Year Ended November 1, 2009:
Quarter Ended February 1,2009	$2.15	$0.33
Quarter Ended May 3, 2009	1.82	0.65
Quarter Ended August 2, 2009	5.46	1.53
Quarter Ended November 1, 2009	5.49	4.00

     On December 31, 2010, the closing sale price of the Common Stock per the NASDAQ Global Select Market was $5.91. Based on information available to the Company, the Company believes it has approximately 7,000 shareholders.

     The Company, to date, has not paid any cash dividends on PLAB shares and, for the foreseeable future, anticipates that earnings will continue to be retained for use in its business. Further, the Company's revolving credit facility precludes it from paying cash dividends.

     The information regarding the Company's equity compensation required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from the Company's 2011 definitive Proxy Statement into Item 12 of Part III of this report.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data is derived from the Company's audited consolidated financial statements. The data should be read in conjunction with the audited consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K (in thousands, except per share amounts).

     On November 2, 2009, the Company adopted new accounting standards for noncontrolling interests as set forth in the Consolidation Topic No. 810 of the Accounting Standards Codification. These standards require companies to classify expenses related to noncontrolling interests' shares in income (loss) below net income (loss). Earnings per share continues to be determined after the impact of the noncontrolling interests' shares in net income (loss) of the Company. The presentation and disclosure requirements of these standards were retrospectively applied. The adoption of these standards resulted in the below reclassifications of noncontrolling interests (in the Balance Sheet Data presented) to equity.

Reclassification
Year Ended	Amount
November 1, 2009	$49,941
November 2, 2008	49,616
October 28, 2007	49,465
October 29, 2006	45,997

	Year Ended
	October 31,		November 1,		November 2,		October 28,	October 29,
	2010		2009		2008		2007	2006
OPERATING DATA:

Net sales	$425,554		$361,353		$422,548		$421,479	$454,875

Cost and expenses:
Cost of sales	(333,739)		(304,282)		(349,841)		(321,958)	(307,851)
Selling, general and administrative	(42,387)		(41,162)		(55,167)		(61,507)	(62,215)
Research and development	(14,932)		(15,423)		(17,475)		(17,300)	(27,337)
Consolidation, restructuring and
related credits (charges)	4,979	(a)	(13,557)	(c)	(510)	(f)	-	(15,639)	(i)
Impairment of long-lived assets	-		(1,458)	(d)	(66,874)	(g)	-	-
Impairment of goodwill	-		-		(138,534)	(h)	-	-
Gain on sales of facilities	-		2,034		-		2,254	-
Operating income (loss)	39,475		(12,495)		(205,853)		22,968	41,833

Other income (expense):
Interest expense	(9,475)		(22,401)		(11,878)		(5,928)	(11,916)
Investment and other income
(expense), net	2,553	(b)	(2,208)	(e)	5,562		6,844	15,469
Income (loss) before income tax
(provision) benefit	32,553		(37,104)		(212,169)		23,884	45,386
Income tax (provision) benefit	(7,471)		(4,323)		2,778		3,178	(10,462)
Net income (loss)	25,082	(a) (b)	(41,427)	(c) (d) (e)	(209,391)	(f) (g) (h)	27,062	34,924	(i)
Net income attributable to
noncontrolling interests	(1,160)		(483)		(1,374)		(2,539)	(5,592)
Net income (loss) attributable to
Photronics, Inc.	$23,922	(a) (b)	$(41,910)	(c) (d) (e)	$(210,765)	(f) (g) (h)	$24,523	$29,332	(i)

Earnings (loss) per share:
Basic	$0.45	(a) (b)	$(0.97)	(c) (d) (e)	$(5.06)	(f) (g) (h)	$0.59	$0.71	(i)
Diluted	$0.43	(a) (b)	$(0.97)	(c) (d) (e)	$(5.06)	(f) (g) (h)	$0.56	$0.66	(i)

Weighted-average number of
common shares outstanding:
Basic	53,433		43,210		41,658		41,539	41,369
Diluted	65,803		43,210		41,658		51,282	51,072

BALANCE SHEET DATA

	As of
	October 31,	November 1,	November 2,	October 28,	October 29,
	2010	2009	2008	2007	2006
Working capital	$86,573	$89,542	$66,419	$96,606	$127,691
Property, plant and equipment, net	369,814	347,889	436,528	531,578	443,637
Total assets	703,879	663,656	758,007	1,059,780	1,045,683
Long-term debt	78,852	112,137	202,979	191,253	170,288
Equity	495,943	449,696	432,398	703,749	660,279

(a)	Includes consolidation and restructuring credits of $5.0 million in connection with the closure of the Company's Shanghai, China, facility.

(b)	Includes non-cash mark-to-market charge of $0.9 million net of tax in connection with warrants issued to purchase the Company's common stock.

(c)	Includes consolidation and restructuring charges of $13.6 million ($12.9 million net of tax) in connection with the closures of the Company's Shanghai, China, and Manchester, U.K. manufacturing facilities.

(d)	Includes impairment charge of $1.5 million ($1.1 million net of tax) related to the Company's Manchester, U.K., manufacturing facility.

(e)	Includes non-cash mark-to-market charge of $0.3 million net of tax in connection with warrants issued to purchase the Company's common stock.

(f)	Includes consolidation and restructuring charges of $0.5 million ($0.4 million net of tax) in connection with the closure of the Company's Manchester, U.K., manufacturing facility.

(g)	Includes impairment charge of $66.9 million ($60.9 million net of tax) for certain long-lived assets in Asia and Europe.

(h)	Includes impairment of goodwill charge of $138.5 million ($137.3 million net of tax).

(i)	Includes consolidation and restructuring charges of $15.6 million net of tax in connection with the closure of the Company's Austin, Texas, manufacturing and research and development facility.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended October 31, 2010, November 1, 2009 and November 2, 2008

Overview

     The Company sells substantially all of its photomasks to semiconductor designers and manufacturers, and manufacturers of FPDs. Photomask technology is also being applied to the fabrication of other higher performance electronic products such as photonics, micro-electronic mechanical systems and certain nanotechnology applications. Thus, the Company's selling cycle is tightly interwoven with the development and release of new semiconductor designs and flat panel applications, particularly as it relates to the semiconductor industry's migration to more advanced design methodologies and fabrication processes. The Company believes that the demand for photomasks primarily depends on design activity rather than sales volumes from products manufactured using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. However, the reduced use of customized ICs, reductions in design complexity, other changes in the technology or methods of manufacturing or designing semiconductors, or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks even if demand for semiconductors and FPDs increases. Advances in semiconductor and photomask design and semiconductor production methods could also reduce the demand for photomasks. Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices. The semiconductor industry experienced a downturn in 2008 that continued into 2009, which had a negative impact on the Company's 2009 operating results. The Company's 2009 operating results were also negatively impacted by the global recession.

     The global semiconductor industry is driven by end markets which have been closely tied to consumer driven applications of high performance semiconductor devices including, but not limited to, communications and mobile computing solutions. The Company is typically required to fulfill its customer orders within a short period of time, sometimes within 24 hours. This results in the Company having a minimal level of back-log orders, typically one to two weeks for IC photomasks and two to three weeks for FPD photomasks. The Company cannot predict the timing of the industry's transition to volume production of next generation technology nodes or the timing of up and down cycles with precise accuracy, but believes that such transitions and cycles will continue into the future, beneficially and adversely affecting its business, financial condition and operating results in the near term. The Company's ability to remain successful in these environments is dependent upon achieving its goals of being a service and technology leader, an efficient solutions supplier, and a company able to continually reinvest in its global infrastructure.

     The effects of the worsened global economy and the tightening credit market have made it increasingly difficult for the Company to obtain external sources of financing to fund its operations. As the Company continues to face challenges in the current and near term that require it to continue to make significant improvements in its competitiveness, it continues to evaluate further cost reduction initiatives.

     The Company is focused on improving its competitiveness by advancing its technology and reducing costs and, in connection therewith, increased its high-end manufacturing capability in 2008 with the commencement of production at its nanofab facility ("U.S. nanoFab") in Boise, Idaho. In order to lower its operating costs and increase its manufacturing efficiencies, the Company ceased the manufacture of photomasks at its facility in Manchester, U.K., in January 2009 and at its facility in Shanghai, China, in July 2009.

     As of December 2010, state-of-the-art production for semiconductor masks is considered to be 45 nanometer and lower for ICs and Generation 8 and above process technologies for FPDs, while 65 nanometer is currently in volume production. However, 90 nanometer and above geometries for semiconductors and Generation 7 and below process technologies for FPDs constitute the majority of designs currently being fabricated in volume. The Company expects 65 nanometer designs to continue to move to wafer fabrication throughout fiscal 2011, and believes it is well positioned to service an increasing volume of this business as a result of its investments in manufacturing processes and technology in the global regions where its customers are located.

     The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, the Company will be required to continually anticipate, respond to, and utilize changing technologies. In particular, the Company believes that, as semiconductor geometries continue to become smaller, it will be required to manufacture even more complex optically-enhanced reticles, including optical proximity correction and phase-shift photomasks. Additionally, demand for photomasks has been, and could in the future be, adversely affected by changes in semiconductor and high performance electronics fabrication methods that affect the type or quantity of photomasks used, such as changes in semiconductor demand that favor field-programmable gate arrays and other semiconductor designs that replace application-specific ICs. Furthermore, increased market acceptance of alternative methods of transferring circuit designs onto semiconductor wafers, such as direct-write lithography, could reduce or eliminate the need for photomasks in the production of semiconductors. As of the end of fiscal 2010, direct-write lithography has not been proven to be a commercially viable alternative to photomasks, as it is considered too slow for high volume semiconductor wafer production, and the Company has not experienced a significant loss of revenue as a result of alternative semiconductor design methodologies. However, should direct-write or any other alternative methods of transferring IC designs to semiconductor wafers without the use of photomasks achieve market acceptance and the Company is unable to anticipate, respond to, or utilize these or other changing technologies due to resource, technological or other constraints, its business and results of operations could be materially adversely affected.

     Both revenues and costs have been affected by the increased demand for high-end technology photomasks that require more advanced manufacturing capabilities, but generally command higher average selling prices ("ASPs"). The Company's capital expenditure payments for new facilities and equipment aggregated approximately $212 million for the three fiscal years ended October 31, 2010, resulting in significant increases in operating expenses. The Company intends to continue to make the required investments to support the technological demands of its customers and position itself for future growth, and expects capital expenditure payments to be between $70 million and $90 million in fiscal 2011.

     The manufacture of photomasks for use in fabricating ICs and other related products built using comparable photomask-based process technologies has been, and continues to be, capital intensive due to the need to maintain a technology-based infrastructure. The Company's integrated global manufacturing network, which consists of nine manufacturing sites, and its employees represent a significant portion of its fixed operating cost base. Should sales volumes decrease as a result of a decrease in design releases from the Company's customers, the Company may have excess or underutilized production capacity that could significantly impact operating margins, or result in write-offs from asset impairments.

     The vast majority of photomask units produced for semiconductor manufacturers employ geometries of 90 nanometers or larger for ICs, and the vast majority of photomask units produced for FPD manufacturers are Generation 7 technologies or lower. At these geometries, the Company can produce full lines of photomasks and there is no significant technology employed by the Company's competitors that is not available to the Company. Semiconductor fabrication also occurs below 90 nanometer for ICs, and FPD fabrication also occurs at Generation 8 and above.

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

     Also in September 2009 the Company issued $57.5 million aggregate principal amount of 5.5% convertible senior notes which mature on October 1, 2014. Note holders may convert each $1,000 principal amount of notes to 196.7052 shares of stock (equivalent to an initial conversion price of approximately $5.08 per share of common stock) on September 30, 2014. The conversion rate may be increased in the event of a make-whole fundamental change (as defined in the prospectus supplement filed by the Company on September 11, 2009) and the Company may not redeem the notes prior to their stated maturity date. The net proceeds of the offering were approximately $54.9 million, which were used to reduce outstanding amounts under the Company's credit facility. As of October 31, 2010, none of the convertible senior notes have been converted. Concurrent with the issuance of the 5.5% convertible senior notes, the Company issued warrants to Intel Capital Corporation to purchase a total of 750,000 shares of the Company's common stock, 500,000 of which were at an exercise price of $4.15 per share and 250,000 at an exercise price of $5.08 per share. The warrants expire on September 10, 2014, and were issued to Intel Capital Corporation, an affiliate of Intel Corporation, in consideration for an agreement between the Company and Intel Corporation to share technical and operations information regarding the development of the Company's products, the capabilities of the Company's photomask manufacturing lines and the alignment of photomask toolsets. As of October 31, 2010, none of the warrants issued to Intel Capital Corporation have been exercised. Intel Capital Corporation also invested in the Company's convertible debt offering described above.

     In the third quarter of 2009 the Company ceased the manufacture of photomasks at its Shanghai, China, facility. Through the end of fiscal 2009, the Company recorded total restructuring charges related to this action of $10.2 million, including $9.9 million related to asset write-downs, primarily for the Shanghai manufacturing facility whose fair value was determined by management using a market approach. Approximately seventy-five employees were affected by this action. During fiscal 2010, the Company recorded net restructuring credits related to the Shanghai facility closing of $5.0 million. The net credit was primarily the result of a gain of $5.4 million related to the sale of the facility.

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

     In the first quarter of 2008 a capital lease agreement commenced for the U.S. nanoFab facility. Quarterly lease payments, which bore interest at 8%, were $3.8 million through January 2013. This lease was cancelled in the third fiscal quarter of 2009, at which time the Company and Micron (the lessor) entered into a new lease agreement for the facility. Under the provisions of the new lease agreement, quarterly lease payments were reduced from $3.8 million to $2.0 million, the term of the lease was extended from December 31, 2012 to December 31, 2014, and ownership of the property will not transfer to the Company at the end of the lease term. As a result of the new lease agreement, the Company reduced its lease obligation and the carrying value of its assets under capital leases by approximately $28 million. The lease will continue to be accounted for as a capital lease until the end of its original lease term. For the additional two years of the new lease term, the lease will be accounted for as an operating lease. The U.S. nanoFab began production in the second quarter of 2008 and, through the end of fiscal 2010, the Company's total capital investment in the facility was approximately $178 million.

Results of Operations

     The following table presents selected operating information expressed as a percentage of net sales:

	Year Ended
	October 31,	November 1,	November 2,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	(78.4)	(84.2)	(82.8)
Gross margin	21.6	15.8	17.2
Selling, general and administrative expenses	(10.0)	(11.4)	(13.1)
Research and development expenses	(3.5)	(4.3)	(4.1)
Consolidation, restructuring and related credits (charges)	1.2	(3.8)	(0.1)
Impairment of long-lived assets	-	(0.4)	(15.8)
Impairment of goodwill	-	-	(32.8)
Gain on sale of facility	-	0.6	-
Operating income (loss)	9.3	(3.5)	(48.7)
Interest expense	(2.3)	(6.2)	(2.8)
Investment and other income (expense), net	0.6	(0.6)	1.3
Income (loss) before income tax (provision) benefit	7.6	(10.3)	(50.2)
Income tax (provision) benefit	(1.7)	(1.2)	0.6
Net income (loss)	5.9	(11.5)	(49.6)
Net income attributable to noncontrolling interests	(0.3)	(0.1)	(0.3)
Net income (loss) attributable to Photronics, Inc.	5.6%	(11.6)%	(49.9)%

     Note: All the following tabular comparisons, unless otherwise indicated, are for the fiscal years ended October 31, 2010 (2010), November 1, 2009 (2009) and November 2, 2008 (2008), in millions of dollars.

Net Sales

				Percent Change
				2009 to	2008 to
	2010	2009	2008	2010	2009
IC	$329.8	$272.9	$314.9	20.9%	(13.3)%
FPD	95.8	88.5	107.6	8.3	(17.8)
Total net sales	$425.6	$361.4	$422.5	17.8%	(14.5)%

     Net sales for 2010 increased 17.8% to $425.6 million as compared to $361.4 million for 2009. The increase was primarily related to increased IC sales, mainly resulting from increased high-end unit demand, and to a lessor extent increased mainstream unit demand. FPD sales increased modestly as a result of increased unit demand for high-end products. High-end photomask applications, which typically have higher ASPs, include photomask sets for IC products using 65 nanometer and below technologies and, for FPD products, using G7 and above technologies. Sales of high-end IC photomasks increased to $62 million in 2010 as compared to $28 million in 2009, and sales of high-end FPD photomasks increased to $53 million in 2010 as compared to $48 million in 2009. By geographic area, net sales in 2010 as compared to 2009 increased by $36.8 million or 16.5% in Asia, increased by $23.9 million or 23.9% in North America, and increased by $3.5 million or 9.1% in Europe. As a percent of total sales in 2010, sales were 61% in Asia, 29% in North America and 10% in Europe.

     Net sales for 2009 decreased 14.5% to $361.4 million as compared to $422.5 million for 2008. The decrease was primarily associated with the global recession which led to reduced demand for IC and FPD photomasks. Accordingly, sales of IC photomasks decreased by $42.0 million, primarily related to decreases in both units and ASPs for mainstream photomasks, and FPD photomasks decreased by $19.1 million, primarily related to decreased sales of high-end FPD photomasks. During 2009, sales of high-end photomasks were $77 million as compared to $92 million in 2008. Total sales of high-end FPD photomasks decreased by $22 million, while sales of high-end IC photomasks increased by $7 million. By geographic area, net sales in 2009 as compared to 2008 decreased by $36.1 million or 13.9% in Asia, increased by $3.0 million or 3.1% in North America, and decreased by $28.0 million or 42.3% in Europe. As a percent of total sales in 2009, sales were 62% in Asia, 28% in North America and 10% in Europe.

Gross Margin

				Percent Change
				2009 to	2008 to
	2010	2009	2008	2010	2009
Gross margin	$91.8	$57.1	$72.7	60.9%	(21.5)%
Gross margin %	21.6%	15.8%	17.2%	-	-

     Gross margin percentage increased to 21.6% in 2010 from 15.8% in 2009. This increase was primarily due to increased sales and increased high-end IC photomask units which have higher ASPs. Additionally, increased mainstream unit volume also contributed to the increased gross margin percentage in 2010. The Company operates in a high fixed cost environment and, to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted. Gross margin percentage decreased to 15.8% in 2009 from 17.2% in 2008, primarily as a result of a year-over-year decrease in net sales.

Selling, General and Administrative Expenses

				Percent Change
				2009 to	2008 to
	2010	2009	2008	2010	2009
S,G&A expense	$42.4	$41.2	$55.2	3.0%	(25.4)%
% of net sales	10.0%	11.4%	13.1%	-	-

     Selling, general and administrative expenses increased slightly by $1.2 million to $42.4 million in 2010, compared with $41.2 million in 2009. The increase was primarily related to increased employee compensation and benefit expenses.

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

Research and Development

				Percent Change
				2009 to	2008 to
	2010	2009	2008	2010	2009
R&D expense	$14.9	$15.4	$17.5	(3.2)%	(11.7)%
% of net sales	3.5%	4.3%	4.1%	-	-

     Research and development expenses consist primarily of global development efforts related to high-end process technologies for advanced sub-wavelength reticle solutions for IC technologies. Research and development expenses decreased by $0.5 million to $14.9 million in 2010, as compared to $15.4 million in 2009. The reduction in research and development expenses in 2010 was primarily due to reduced expenditures in the U.S. Research and development expenses decreased in 2009 as compared to 2008 primarily due to reduced advanced development activity, principally in Asia, as a result of a downturn in the semiconductor industry in fiscal 2009.

Consolidation, Restructuring and Related (Credits) Charges

	2010	2009
Asset write-downs and other	$-	$10.9
Net gain on sales of assets	(5.2)	-
Employee terminations	0.2	2.7
Total consolidation, restructuring
and related (credits) charges	$(5.0)	$13.6

Shanghai, China, Facility

     In the third quarter of fiscal 2009, the Company ceased the manufacture of photomasks at its Shanghai, China, facility. In connection with this restructuring, the Company has recorded total net charges of $5.2 million, including $4.7 million of net asset write-downs through its completion in fiscal 2010. The fair value of the assets written down was determined by management using a market approach. Approximately 75 employees were affected by this restructuring.

     The Company recorded an initial restructuring charge of $10.1 million in the third quarter of fiscal 2009, which included $7.7 million to write down the carrying value of the Company's Shanghai manufacturing facility to its estimated fair value at that time. In the second quarter of fiscal 2010, the Company sold its facility in Shanghai, China, for net proceeds of $12.9 million which resulted in a gain of $5.4 million, which was recorded as a credit to the restructuring reserve in that quarter.

Manchester, U.K., Facility

     During the first quarter of fiscal 2009, the Company ceased the manufacture of photomasks at its Manchester, U.K., facility and, in connection therewith, incurred total restructuring charges of $3.9 million through its completion in the fourth quarter of fiscal 2009, primarily for employee termination costs and asset write-downs. This initiative began in the fourth quarter of fiscal 2008 with the recording of a $0.5 million charge for the impairment of certain long-loved assets located at the facility. Approximately 85 employees were affected by this restructuring.

     The Company continues to assess its global manufacturing strategy, as its sales volume is dependent upon customer requirements which have become more concentrated in Asia and, to a lesser extent, in the U.S. This ongoing assessment could result in future facility closures, asset redeployments, workforce reductions, and the addition of increased manufacturing facilities, all of which would be predicated on market conditions and customer requirements.

Impairment of Long-Lived Assets

     In the second quarter of fiscal 2009, the Company recorded an impairment charge of $1.5 million to reduce the carrying value of its Manchester, U.K., facility to its estimated fair value, which was determined by management using a market approach.

     As a result of the Company's projected undiscounted future cash flows related to certain of its asset groups (located in Europe and Asia) being less than the carrying value of those assets, the Company recorded an impairment charge of $66.9 million in the third quarter of fiscal 2008. The carrying value of the assets determined to be impaired were reduced to their estimated fair values, which were determined based upon market conditions and the income approach which utilized cash flow projections.

Impairment of Goodwill

     Through the third quarter of fiscal 2008, the Company experienced a sustained, significant decline in its stock price. As a result of the decline in its stock price, the Company's market capitalization fell significantly below the recorded value of its consolidated net assets during the third quarter of fiscal 2008. Due to the decrease in its market capitalization and quarterly net losses incurred through the third quarter of fiscal 2008, management tested the Company's goodwill for impairment. The results of the test indicated that there would be no remaining implied value attributable to the Company's goodwill and, accordingly, the Company wrote off all $138.5 million of its goodwill in fiscal 2008.

Gain on Sale of Facility

     In connection with the closing of its Manchester, U.K., manufacturing facility in the first quarter of fiscal 2009, the Company sold that facility for $4.3 million in the fourth quarter of fiscal 2009, and realized a gain of $2.0 million.

Other Income (Expense)

	2010	2009	2008
Interest expense	$(9.5)	$(22.4)	$(11.9)
Investment and other income (expense), net	2.6	(2.2)	5.6
Total other income (expense)	$(6.9)	$(24.6)	$(6.3)

     Interest expense decreased in 2010 as compared to 2009, primarily as a result of lower debt levels and lower average interest rates on the Company's long-term borrowings. In addition, the Company incurred significantly higher amortization of deferred financing fees in 2009 that were related to amendments to its credit facility. Interest expense includes $1.0 million in 2010 and $2.9 million in 2009 related to the write-off of deferred financing fees in connection with amendments to the Company’s credit facility. The outstanding balance of the Company's variable rate debt and related higher interest costs were reduced substantially during the fourth quarter of fiscal 2009, with net proceeds from its common stock and convertible debt offerings. Investment and other income (expense), net, increased in 2010 as compared to 2009, primarily due to improved foreign currency transaction results, which were offset, in part, by a $0.6 million increase in non-cash losses recorded to adjust certain common stock warrants to their fair value.

     Interest expense increased in 2009 as compared to 2008 due to increased interest rates associated with increased borrowings on the Company's revolving credit facility coupled with higher interest rates and fees associated with loan amendments in fiscal 2009. Investment and other income (expense), net decreased in 2009 as compared to 2008, primarily due to less favorable foreign currency transaction results.

Income Tax (Provision) Benefit

	2010	2009	2008
Income tax (provision) benefit	$(7.5)	$(4.3)	$2.8
Effective income tax rate	(23.0)%	(11.7)%	1.3%

     The effective income tax rate differs from the U.S. statutory rate of 35% in 2010 primarily due to tax rates being lower than the U.S. rate in other countries where the Company’s income is taxed. In 2009, the effective income tax rate differed from the U.S. statutory rate because income tax expenses incurred in jurisdictions where the Company generated income before income taxes were, due to valuation allowances, not significantly offset by income tax benefits realized in jurisdictions in which the Company incurred losses before income taxes. The Company, in 2010 and 2009, also benefitted from the utilization of various investment tax credits in Korea and Taiwan.

     The Company considers all available evidence when evaluating the potential future realization of its deferred tax assets and, when based on the weight of all available evidence, it determines that it is more likely than not that some portion or all of its deferred tax assets will not be realized, reduces its deferred tax assets by a valuation allowance. As a result of these evaluations, the valuation allowance was increased by $3.4 million and $6.6 million in 2010 and 2009, respectively. The Company also regularly assesses the potential outcomes of ongoing and future examinations and, accordingly, has recorded accruals for such contingencies.

     PKLT, the Company's FPD manufacturing facility in Taiwan, has been accorded a tax holiday which starts in 2012 and expires in 2017. In addition, the Company has been accorded a tax holiday in China which expires in 2011. The availability of these tax holidays did not have a significant impact on the Company's decision to increase its Asian presence, which was in response to fundamental changes that took place in the semiconductor industry that the Company serves. These tax holidays had no dollar or per share effect on the 2010, 2009 or 2008 fiscal years. As semiconductor fabrication has migrated to Asia, in large part from the United States, the Company has followed, in order to avoid a severe loss of business.

Net (Income) Loss Attributable to Noncontrolling Interests

     Net income attributable to noncontrolling interests (formerly referred to as "minority interests") increased $0.7 million to $1.2 million in 2010 as compared to 2009, primarily as a result of increased net income at the Company's non-wholly owned subsidiary in Taiwan. The Company's ownership in its subsidiary in Taiwan was approximately 58% at October 31, 2010 and November 1, 2009, and its ownership in its subsidiary in Korea was approximately 99.7% at October 31, 2010 and November 1, 2009.

Liquidity and Capital Resources

	October 31,	November 1,	November 2,
	2010	2009	2008
	(in millions)	(in millions)	(in millions)
Cash and cash equivalents	$98.9	$88.5	$83.8
Short-term investments	-	0.2	1.3
Total	$98.9	$88.7	$85.1
Net cash provided by operating activities	$95.9	$68.1	$92.1
Net cash used in investing activities	$(58.2)	$(24.7)	$(99.2)
Net cash used in financing activities	$(32.4)	$(40.5)	$(47.7)

     As of October 31, 2010, the Company had cash and cash equivalents of $98.9 million compared to $88.7 million (including $0.2 million of short-term investments) as of November 1, 2009. The Company's working capital decreased $2.9 million to $86.6 million at the end of fiscal 2010, as compared to $89.5 million at the end of fiscal 2009. The decrease was primarily related to increases in accounts payable and accrued expenses, totaling $27.6 million, which were somewhat mitigated by an increase in cash and cash equivalents and accounts receivable totaling $26.4 million.

     Cash provided by operating activities was $95.9 million for fiscal 2010, as compared to $68.1 million for fiscal 2009. This increase was primarily due to the Company's improved operating results in fiscal 2010 as a result of increased sales. Cash provided by operating activities was $68.1 million for fiscal 2009, as compared to $92.1 million for fiscal 2008. This decrease was primarily due to increased losses as a result of reduced sales.

     Cash used in investing activities in fiscal 2010 increased to $58.2 million, as compared to $24.7 million in 2009, primarily due to capital expenditures increasing year-over-year by $36.4 million. The year-over-year increase in capital expenditures reflects the Company's increased investment in equipment capable of high-end semiconductor photomask fabrication. The majority of capital expenditure investments were made in the U.S. and Asia. Capital expenditures for the 2010, 2009, and 2008 fiscal years were $71.4 million, $35.0 million and $105.1 million, respectively. The Company expects capital expenditure payments for fiscal 2011 to be approximately $70 million to $90 million, primarily related to investment in high-end IC manufacturing capability. The high level of capital expenditures in fiscal 2008 primarily reflects the equipping of the U.S. nanoFab, which began production in 2008.

     Cash used in financing activities was $32.5 million in fiscal 2010, a decrease of $8.0 million from the $40.5 million used in fiscal 2009, and is primarily comprised of $31.3 million in net repayments of long-term borrowings. These repayments were primarily made with cash generated by operations. Cash used in financing activities was $40.5 million in fiscal 2009, a decrease of $7.2 million, as compared to $47.7 million in fiscal 2008, and is primarily comprised of $133.7 million in net repayments of long-term borrowings. These repayments were primarily made with $98 million in net proceeds from convertible debt and common stock offerings, with cash generated by operations of $18 million and proceeds from the sale of the Manchester facility of $4.3 million. The decrease in cash used in financing activities in 2009 was primarily attributable to the decrease in the Company's payments to Micron.

     On February 12, 2010, the Company amended its revolving credit facility, which was originally established on June 6, 2007, to a three-year $50 million revolving credit facility ("the credit facility"). At the time of the February 12, 2010, amendment, the then existing revolving credit facility and term loan were repaid in full with borrowings from the credit facility of $20.8 million and, in connection therewith, the Company wrote off $1.0 million of deferred financing fees. On May 7, 2010, the credit facility was further amended to increase its borrowing capacity to $65 million. The credit facility bears interest (3.81% at October 31, 2010) at LIBOR plus a spread, as defined in the agreement, based upon the Company's total leverage ratio. As of October 31, 2010, the Company had $5 million in outstanding borrowings under the credit facility and $60 million was available for borrowing. On January 5, 2011, a $10 million irrevocable stand-by letter of credit, for the purchase of manufacturing equipment, was issued under the Company's revolving credit facility.

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

     In May 2009, the Company amended its then existing revolving credit facility and entered into a warrant agreement with its lenders for 2.1 million shares of its common stock. Forty percent of the warrants were exercisable upon issuance while the remaining warrants were cancelled as a result of the Company's September 2009 early repayment of a portion of the outstanding balance under its June 6, 2007 credit agreement. As of October 31, 2010, approximately 0.5 million warrants have been exercised, including 0.4 million of which were exercised during fiscal 2010. The warrants, approximately 0.3 million of which remained outstanding at October 31, 2010, are exercisable for one share of the Company's common stock at an exercise price of $.01 per share. The warrant agreement also included a net cash settleable put provision exercisable starting in May 2012 and a call provision exercisable starting in May 2013, both of which were exercisable only if the Company's common stock was not traded on a national exchange. As a result of the aforementioned net cash settleable put provision, the warrants were initially recorded as a liability (included in other liabilities) and have been subsequently reported at their fair value.

     In addition to the former credit facility discussed above, the Company also entered into a term loan agreement on June 8, 2009, with an aggregate commitment of $27.2 million. This loan was repaid in February 2010 with funds from the credit facility.

     On September 11, 2009 the Company sold, through a public offering, $57.5 million aggregate principal amount of 5.5% convertible senior notes which mature on October 1, 2014. Note holders may convert each $1,000 principal amount of notes to 196.7052 shares of stock (equivalent to an initial conversion price of approximately $5.08 per share of common stock) on September 30, 2014. The conversion rate may be increased in the event of a make-whole fundamental change (as defined in the prospectus supplement filed by the Company on September 11, 2009) and the Company may not redeem the notes prior to their maturity date. The net proceeds of the convertible senior notes offering were approximately $54.9 million, which were used to reduce outstanding amounts under the Company's then existing credit facility.

     The Company's liquidity is highly dependent on its sales volume, cash conversion cycle, and the timing of its capital expenditures (which can vary significantly from period to period), as it operates in a high fixed cost environment. Depending on conditions in the semiconductor and FPD markets, the Company's cash flows from operations and current holdings of cash may not be adequate to meet its current and long-term needs for capital expenditures, operations and debt repayments. Historically, in certain years, the Company has used external financing to fund these needs. Due to conditions in the credit markets, some financing instruments used by the Company in the past may not be currently available to it. The Company continues to evaluate further cost reduction initiatives. However, the Company cannot assure that additional sources of financing would be available to it on commercially favorable terms, should its cash requirements exceed cash available from operations, existing cash, and cash available under its credit facility.

     At October 31, 2010, the Company had outstanding purchase commitments of approximately $63.8 million, which include approximately $55.4 million related to capital expenditures, primarily for investment in high-end IC photomask manufacturing capability. The Company intends to use its working capital, cash generated from operations, and borrowings under its credit facility, if necessary, to finance its capital expenditures.

Cash Requirements

     The Company's cash requirements in fiscal 2011 will be primarily to fund operations, including capital spending and debt service. The Company believes that its cash on hand, cash generated from operations and amounts available under its credit facility will be sufficient to meet its cash requirements for the next twelve months. The Company regularly reviews the availability and terms on which it might issue additional equity or debt securities in the public or private markets. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms, should the Company's cash requirements exceed its cash available from operations, existing cash, and cash available under its credit facility.

Contractual Cash Obligations

     The following table presents the Company's future contractual obligations as of October 31, 2010:

	Payments Due
		Less			More
		Than	1 - 3	3 - 5	Than
	Total	1 Year	Years	Years	5 Years
Long-term borrowings	$62.5	$-	$5.0	$57.5	$-
Operating leases	22.7	2.1	8.4	10.9	1.3
Capital leases	24.9	10.7	14.2	-	-
Unconditional purchase obligations	63.8	60.2	3.6	-	-
Interest	15.7	5.1	7.7	2.9	-
Total	$189.6	$78.1	$38.9	$71.3	$1.3

     As of October 31, 2010, the Company had an outstanding balance of $3.0 (net of future interest of $0.3 million) million for a loan from a customer which was not included in the above table. The proceeds of the loan were used to purchase manufacturing equipment. This loan is expected to be repaid with product supplied to the customer, typically on a monthly basis, and the Company estimates that the loan will be fully repaid in fiscal 2014.

     The Company’s long-term borrowings above include $5.0 million for its credit facility. Interest included above related to the credit facility reflects the interest rate in effect at October 31, 2010 (3.81%), and assumes a constant $5.0 million balance over the remaining term of the agreement, which expires on February 10, 2013. Under the terms of the agreement, the interest rate charged on outstanding balances is subject to change based on changes in the Company’s leverage ratio. Amounts available under the credit facility are charged interest at the rate of 0.5% and interest related to the $60 million amount available under the credit facility at October 31, 2010, is reflected in the table above as remaining available over the remaining term of the credit facility.

     As of October 31, 2010, the Company had recorded an accrual for tax contingencies of $2.0 million which was not included in the above table due to the high degree of uncertainty regarding the timing of future payments relating to such liabilities.

Off-Balance Sheet Arrangements

     Under the MP Mask joint venture operating agreement, in order to maintain its 49.99% ownership interest, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount defined in the operating agreement. Cumulatively, through October 31, 2010, the Company has contributed $6.1 million to the joint venture, and has received distributions from the joint venture totaling $10.0 million. The Company made no contributions to the joint venture and received no distributions from the joint venture during fiscal 2010. However, in December 2010, the Company made an additional capital contribution of $4 million to the MP Mask joint venture relating to a capital call requested by the joint venture.

     The Company leases certain office facilities and equipment under operating leases that may require it to pay taxes, insurance and maintenance expenses related to the properties. Certain of these leases contain renewal or purchase options exercisable at the end of the lease terms. See Note 9 to the consolidated financial statements for additional information on these operating leases.

     On May 19, 2009, the Company and Micron entered into a new lease agreement for the U.S. nanoFab building and cancelled its prior lease agreement. The new lease, among other changes discussed in Note 4 to the consolidated financial statements, extends the lease term from December 31, 2012 to December 31, 2014. The Company will continue to account for the lease as a capital lease for the remainder of its original term and account for it as an operating lease for the period of the lease extension. Rental payments due during the lease extension period total $13.9 million.

Share-based Compensation

     Total share-based compensation expense was $1.9 million and $2.1 million for the years ended October 31, 2010 and November 1, 2009, respectively, substantially all of which is in selling, general and administrative expenses. No compensation cost was capitalized as part of inventory, and no related income tax benefit has been recorded. As of October 31, 2010, total unrecognized compensation cost of $3.5 million is expected to be recognized over a weighted-average amortization period of 2.9 years.

Business Outlook

     A majority of the Company's revenue growth is expected to continue to come from the Asian region as customers increase their use of manufacturing foundries located outside of North America and Europe. Additional revenue growth is also anticipated in North America, as the Company expects to benefit from advanced technology it may utilize under its technology license with Micron. The Company's Korean and Taiwanese operations are non-wholly owned subsidiaries and, therefore, a portion of earnings generated at each location is allocated to the noncontrolling interests.

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

     The Company's future results of operations and the other forward-looking statements contained in this filing involve a number of risks and uncertainties. While various risks and uncertainties have been discussed, a number of other unforeseen factors could cause actual results to differ materially from the Company's expectations.

Critical Accounting Estimates

     The Company's consolidated financial statements are based on the selection and application of accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment areas in the application of the Company's accounting policies that affect its financial condition and results of operations.

Estimates and Assumptions

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in them. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Significant accounting estimates include those used in the testing of long-lived assets for potential impairment, and those used in developing income tax provisions and allowances for uncollectible accounts receivable. The Company's estimates are based on the facts and circumstances available at the time they are made. Changes in accounting estimates used are likely to occur from period to period, which may have a material impact on the presentation of the Company's financial condition and results of operations. Actual results reported by the Company may differ from such estimates. The Company reviews these estimates periodically and reflects the effect of revisions in the period in which they are determined.

Fair Value of Financial Instruments

     The fair values of the Company's 5.5% convertible senior notes are estimated by management based upon reference to quoted market prices and other available market information. The fair values of the Company's cash and cash equivalents, accounts receivable, accounts payable, certain other current assets and current liabilities, and variable rate borrowings approximate their carrying value due to their short-term maturities.

Property, Plant and Equipment

     Property, plant and equipment, except as explained below under "Impairment of Long-Lived Assets," are stated at cost less accumulated depreciation and amortization. Repairs and maintenance, as well as renewals and replacements of a routine nature, are charged to operations as incurred, while those which improve or extend the lives of existing assets are capitalized. Upon sale or other disposition, the cost of the asset and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations.

     Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 15 to 40 years, machinery and equipment over 3 to 10 years and furniture, fixtures and office equipment over 3 to 5 years. Leasehold improvements are amortized over the life of the lease or the estimated useful life of the improvement, whichever is less. Judgment and assumptions are used in establishing estimated useful lives and depreciation periods. The Company also uses judgment and assumptions as it periodically reviews property, plant and equipment for any potential impairment in carrying values whenever events such as a significant industry downturn, plant closures, technological obsolescence or other changes in circumstances indicate that their carrying amounts may not be recoverable.

Goodwill and Other Intangible Assets

     Intangible assets consist primarily of a technology license agreement, a supply agreement, acquisition-related intangibles, and, prior to July 27, 2008, goodwill. These assets, except as explained below, are stated at fair value as of the date acquired less accumulated amortization. Amortization is calculated using the straight-line method or another method that more fairly represents the utilization of the assets.

     The Company periodically evaluates the remaining useful lives of its intangible assets (other than goodwill) to determine whether events or circumstances warrant a revision to the remaining periods of amortization. In the event that the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. If it is determined that an intangible asset has an indefinite useful life, that intangible asset would be subject to impairment testing annually or whenever events or circumstances indicate that the carrying value may not, based on future undiscounted cash flows or market factors, be recoverable, an impairment loss would be recorded in the period so determined. The measurement of the impairment loss would be based on the fair value of the intangible asset.

     The Company tested goodwill for impairment annually and when an event occurred or circumstances changed that would more likely than not have reduced the fair value of a reporting unit below its carrying value. Goodwill was tested for impairment using a two-step process. In the first step, the fair value of the reporting unit was compared to its carrying value. The Company, for purposes of testing impairment, was a single reporting unit. If the fair value of the reporting unit exceeded the carrying value of its net assets, goodwill was considered not impaired and no further testing was required. If the carrying value of its net assets exceeded the fair value of the reporting unit, a second step of the impairment test was performed in order to determine the implied fair value of a reporting unit's goodwill. Determining the implied fair value of goodwill required a valuation of the reporting unit's tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of the reporting unit's goodwill exceeded the implied fair value of its goodwill, goodwill was deemed impaired and was written down to the extent of the difference. As a result of a test performed in the third quarter of fiscal 2008, the Company wrote off all of its $138.5 million of goodwill.

Impairment of Long-Lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on the Company's judgment and estimates of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the assets. The carrying values of assets determined to be impaired are reduced to their estimated fair values. Fair values of the impaired assets would generally be determined using a market or income approach.

Investments in Joint Ventures

     Investments in joint ventures over which the Company has the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net income (loss) of the joint venture. An impairment loss would be recognized whenever a decline in the value of such an investment below its carrying amount is determined to be other than temporary. In judging "other than temporary," the Company would consider the length of time and the extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the investee, and the Company's longer-term intent of retaining its investment in the investee.

Income Taxes

     The income tax (provision) benefit is computed on the basis of the various tax jurisdictions' income or loss before income taxes. Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company uses judgment and assumptions to determine if valuation allowances for deferred income tax assets are required, if realization is not more likely than not, by considering future market growth, forecasted operations, future taxable income, and the amounts of earnings in the tax jurisdictions in which it operates.

     The Company considers income taxes in each of the tax jurisdictions in which it operates in order to determine its effective income tax rate. Current income tax exposure is identified and temporary differences resulting from differing treatments of items for tax and financial reporting purposes are assessed. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheets. Additionally, the Company evaluates the potential realization of deferred income tax assets from future taxable income and establishes valuation allowances if realization is deemed not more likely than not. Accordingly, income taxes in the consolidated statements of operations are impacted by changes in the valuation allowances. Significant management estimates and judgment are required in determining any valuation allowances recorded against net deferred tax assets. The Company accounts for uncertain tax positions by recording a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in its tax returns. The Company includes any applicable interest and penalties related to uncertain tax positions in its income tax provision.

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

     Warranties and Other Post Shipment Obligations - For a 30-day period, the Company warrants that items sold will conform to customer specifications. However, the Company's liability is limited to the repair or replacement of the photomasks at its sole option. The Company inspects photomasks for conformity to customer specifications prior to shipment. Accordingly, customer returns of items under warranty have historically been insignificant. However, the Company records a liability for the insignificant amount of estimated warranty returns based on historical experience. The Company's specific return policies include accepting returns for products with defects, or products that have not been produced to precise customer specifications. At the time of revenue recognition, a liability is established for these items.

Share-based Compensation

     The Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718 relating to share-based payments on October 31, 2005, using the modified prospective method described in Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment". Subsequently, compensation expense is recognized in the Company's consolidated statements of operations over the service period that the awards are expected to vest. The Company recognizes expense for all share-based compensation with graded vesting granted on or after October 31, 2005, on a straight-line basis over the vesting period of the entire award. For awards with graded vesting granted prior to October 31, 2005, the Company recognized compensation cost over the vesting period following accelerated recognition as if each underlying vesting date represented a separate award. Share-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized in the period of change and will also impact the amount of expense to be recognized in future periods. Determining the appropriate option pricing model, calculating the grant date fair value of share-based awards and estimating forfeiture rates requires considerable judgment, including the estimations of stock price volatility and the expected term of options granted.

     The Company uses the Black-Scholes option valuation model to value employee stock options. The Company estimates stock price volatility based on daily averages of its historical volatility over a term approximately equal to the estimated time period the grant will remain outstanding. The expected term of options and forfeiture rate assumptions are derived from historical data.

Effect of Recent Accounting Pronouncements

     See Note 23 of the Company's consolidated financial statements for a summary of recent accounting pronouncements that may affect the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company records derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company does not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of those derivatives are reported in the consolidated statement of operations, or as accumulated other comprehensive income (or loss), a separate component of equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, among other criteria, the derivative must be a hedge of an interest rate, price, foreign currency exchange rate, or credit risk, expected to be highly effective at the inception of the hedge and be highly effective in achieving offsetting changes in the fair value or cash flows of the hedged item during the term of the hedge, and formally documented at the inception of the hedge. In general, the types of risks hedged are those relating to the variability of future cash flows caused by movements in foreign currency exchange and interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of, and during the term of, each hedge.

Foreign Currency Exchange Rate Risk

     The Company conducts business in several major international currencies throughout its worldwide operations and is subject to changes in foreign exchange rates of such currencies. Changes in exchange rates can positively or negatively affect the Company's sales, operating margins, assets, liabilities, and equity. The functional currencies of the Company's Asian subsidiaries are the Korean won, New Taiwan dollar, Singapore dollar and the Chinese renminbi. The functional currencies of the Company's European subsidiaries are the British pound and the euro.

     The Company attempts to minimize its risk of foreign currency transaction losses by producing its products in the same country in which the products are sold (thereby generating revenues and incurring expenses in the same currency), and by managing its working capital. In some instances, the Company may sell or purchase products in a currency other than the functional currency of the country where it was produced. There can be no assurance that this approach will continue to be successful, especially in the event of a significant adverse movement in the value of any foreign currency against the U.S. dollar. Prior to 2010, the Company had periodically experienced significant foreign exchange losses on these transactions.

     The Company's primary net foreign currency exposures as of October 31, 2010, included the Korean won, the Japanese yen, the Singapore dollar, the New Taiwan dollar, the British pound, and the euro. As of October 31, 2010, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $3.3 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations, or cash flows.

Interest Rate Risk

     At October 31, 2010 and November 1, 2009, the Company had $5.0 million and $29.8 million in variable rate borrowings. A 10% change in interest rates would not have had a material effect on the Company's consolidated financial position, results of operations, or cash flows in 2010 or 2009.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Photronics, Inc.
Brookfield, Connecticut

     We have audited the accompanying consolidated balance sheets of Photronics, Inc. and subsidiaries (the "Company") as of October 31, 2010 and November 1, 2009 and the related consolidated statements of operations, equity, and cash flows for each of the three fiscal years ended October 31, 2010, November 1, 2009 and November 2, 2008. We also have audited the Company's internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photronics, Inc. and subsidiaries as of October 31, 2010 and November 1, 2009, and the results of their operations and their cash flows for each of the three fiscal years ended October 31, 2010, November 1, 2009 and November 2, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     As discussed in Note 1 to the consolidated financial statements, on November 2, 2009, the Company adopted new accounting standards for noncontrolling interests as set forth in Consolidation Topic No. 810 of the Accounting Standards Codification.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
January 14, 2011

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	October 31,	November 1,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$98,945	$88,539
Accounts receivable, net of allowance of $4,235 in 2010
and $2,669 in 2009	82,951	66,920
Inventories	15,502	14,826
Deferred income taxes	1,173	3,264
Other current assets	7,231	6,448
Total current assets	205,802	179,997
Property, plant and equipment, net	369,814	347,889
Investment in joint venture	61,127	60,945
Intangible assets, net	47,748	55,054
Other assets	19,388	19,771
	$703,879	$663,656
LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term borrowings	$11,467	$10,301
Accounts payable	77,630	59,187
Accrued liabilities	30,132	20,967
Total current liabilities	119,229	90,455
Long-term borrowings	78,852	112,137
Deferred income taxes	499	1,487
Other liabilities	9,356	9,881
Total liabilities	207,936	213,960

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value,
2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value,
150,000 shares authorized, 53,779 shares issued and outstanding at October 31, 2010, and 53,011 shares issued and outstanding
at November 1, 2009	538	530
Additional paid-in capital	436,825	432,160
Accumulated deficit	(2,624)	(26,546)
Accumulated other comprehensive income (loss)	7,062	(6,389)
Total Photronics, Inc. shareholders' equity	441,801	399,755
Noncontrolling interests	54,142	49,941
Total equity	495,943	449,696
	$703,879	$663,656

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended
	October 31,	November 1,	November 2,
	2010	2009	2008
Net sales	$425,554	$361,353	$422,548
Cost and expenses:
Cost of sales	(333,739)	(304,282)	(349,841)
Selling, general and administrative	(42,387)	(41,162)	(55,167)
Research and development	(14,932)	(15,423)	(17,475)
Consolidation, restructuring and related credits (charges)	4,979	(13,557)	(510)
Impairment of long-lived assets	-	(1,458)	(66,874)
Impairment of goodwill	-	-	(138,534)
Gain on sale of facility	-	2,034	-
Operating income (loss)	39,475	(12,495)	(205,853)
Other income (expense):
Interest expense	(9,475)	(22,401)	(11,878)
Investment and other income (expense), net	2,553	(2,208)	5,562
Income (loss) before income tax (provision) benefit	32,553	(37,104)	(212,169)
Income tax (provision) benefit	(7,471)	(4,323)	2,778
Net income (loss)	25,082	(41,427)	(209,391)
Net income attributable to noncontrolling interests	(1,160)	(483)	(1,374)
Net income (loss) attributable to Photronics, Inc.	$23,922	$(41,910)	$(210,765)
Earnings (loss) per share:
Basic	$0.45	$(0.97)	$(5.06)
Diluted	$0.43	$(0.97)	$(5.06)
Weighted-average number of common shares outstanding:
Basic	53,433	43,210	41,658
Diluted	65,803	43,210	41,658

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years Ended October 31, 2010, November 1, 2009 and November 2, 2008
(in thousands)

	Photronics, Inc. Shareholders
					Accumulated Other Comprehensive Income (Loss)
				Retained	Unrealized
			Add'l	Earnings	Investment	Cash	Foreign			Total	Non-
	Common Stock		Paid-In	Accumulated	Gains	Flow	Currency			Photronics,	Controlling	Total
	Shares	Amount	Capital	(Deficit)	(Losses)	Hedges	Translation	Other	Total	Inc.	Interests	Equity
Balance at October 28, 2007 – as reported	41,635	$416	$381,876	$227,175	$217	$(1,845)	$46,714	$(269)	$44,817	$654,284	$-	$654,284
Effect of adoption of ASC 810 – See Note 1	-	-	-	-	-	-	-	-	-	-	49,465	49,465
Balance at October 28, 2007 – as adjusted	41,635	416	381,876	227,175	217	(1,845)	46,714	(269)	44,817	654,284	49,465	703,749
Comprehensive income (loss):
Net (loss) income	-	-	-	(210,765)	-	-	-	-	-	(210,765)	1,374	(209,391)
Unrealized holding losses	-	-	-	-	(340)	-	-	-	(340)	(340)	-	(340)
Less: reclassification adjustments	-	-	-	-	61	-	-	-	61	61	-	61
Amortization of cash flow hedges	-	-	-	-	-	193	-	-	193	193	-	193
Foreign currency translation adjustments	-	-	-	-	-	-	(62,234)	-	(62,234)	(62,234)	(824)	(63,058)
Other	-	-	-	-	-	-	-	2	2	2	-	2
Total comprehensive (loss) income										(273,083)	550	(272,533)
Subsidiary dividend	-	-	-	-	-	-	-	-	-	-	(399)	(399)
Sale of common stock through employee
stock option and purchase plan	25	-	162	-	-	-	-	-	-	162	-	162
Restricted stock awards vestings and expense	52	1	1,167	-	-	-	-	-	-	1,168	-	1,168
Stock options and ESPP expense	-	-	1,297	-	-	-	-	-	-	1,297	-	1,297
Adoption of FIN No. 48	-	-	-	(1,046)	-	-	-	-	-	(1,046)	-	(1,046)
Balance at November 2, 2008	41,712	417	384,502	15,364	(62)	(1,652)	(15,520)	(267)	(17,501)	382,782	49,616	432,398
Comprehensive (loss) income:
Net (loss) income	-	-	-	(41,910)	-	-	-	-	-	(41,910)	483	(41,427)
Unrealized holding losses
reclassification adjustment	-	-	-	-	62	-	-	-	62	62	39	101
Amortization of cash flow hedges	-	-	-	-	-	576	-	-	576	576	-	576
Foreign currency translation adjustments	-	-	-	-	-	-	10,712	-	10,712	10,712	342	11,054
Other	-	-	-	-	-	-	-	(238)	(238)	(238)	(101)	(339)
Total comprehensive (loss) income										(30,798)	763	(30,035)
Subsidiary dividend	-	-	-	-	-	-	-	-	-	-	(438)	(438)
Sale of common stock through employee
stock option and purchase plan	28	-	117	-	-	-	-	-	-	117	-	117
Restricted stock awards vestings and expense	121	1	809	-	-	-	-	-	-	810	-	810
Stock options and ESPP expense	-	-	1,326	-	-	-	-	-	-	1,326	-	1,326
Common stock issued in public offering (net)	11,084	111	42,986	-	-	-	-	-	-	43,097	-	43,097
Common stock warrants issued	-	-	2,081	-	-	-	-	-	-	2,081	-	2,081
Common stock warrants exercised	66	1	339	-	-	-	-	-	-	340	-	340
Balance at November 1, 2009	53,011	530	432,160	(26,546)	-	(1,076)	(4,808)	(505)	(6,389)	399,755	49,941	449,696
Comprehensive income:
Net income	-	-	-	23,922	-	-	-	-	-	23,922	1,160	25,082
Unrealized holding gains	-	-	-	-	147	-	-	-	147	147	62	209
Less: reclassification adjustments	-	-	-	-	(147)	-	-	-	(147)	(147)	(62)	(209)
Amortization of cash flow hedges	-	-	-	-	-	129	-	-	129	129	-	129
Foreign currency translation adjustments	-	-	-	-	-	-	13,451	-	13,451	13,451	3,123	16,574
OCI reclassification	-	-	-	-	-	-	(214)	214	-	-	-	-
Other	-	-	-	-	-	-	-	(129)	(129)	(129)	(82)	(211)
Total comprehensive income										37,373	4,201	41,574
Sale of common stock through employee
stock option and purchase plan	242	2	520	-	-	-	-	-	-	522	-	522
Restricted stock awards vestings and expense	58	1	509	-	-	-	-	-	-	510	-	510
Stock options and ESPP expense	-	-	1,374	-	-	-	-	-	-	1,374	-	1,374
Common stock warrants exercised	468	5	2,235	-	-	-	-	-	-	2,240	-	2,240
Common stock issuance costs	-	-	27	-	-	-	-	-	-	27	-	27
Balance at October 31, 2010	53,779	$538	$436,825	$(2,624)	$-	$(947)	$8,429	$(420)	$7,062	$441,801	$54,142	$495,943

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	October 31,	November 1,	November 2,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$25,082	$(41,427)	$(209,391)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization of property,
plant and equipment	81,374	76,530	95,931
Amortization of deferred financing costs and intangible assets	8,926	13,944	8,001
Consolidation, restructuring and related charges (credits)	(5,059)	10,514	510
Share-based compensation	1,883	2,136	2,622
Deferred income taxes	168	(2,943)	(1,944)
Impairment of long-lived assets	-	1,458	66,874
Gain on sale of facility	-	(2,034)	-
Impairment of goodwill	-	-	138,534
Changes in assets and liabilities:
Accounts receivable	(13,352)	2,709	(7,310)
Inventories	(84)	3,111	(2,622)
Other current assets	(725)	3,087	(4,410)
Accounts payable, accrued liabilities and other	(2,294)	1,063	5,285
Net cash provided by operating activities	95,919	68,148	92,080
Cash flows from investing activities:
Purchases of property, plant and equipment	(71,381)	(34,995)	(105,125)
Proceeds from sale of facilities	12,880	4,321	-
Proceeds from sales of short-term investments and other	289	1,158	3,815
Return of investment from joint venture	-	5,000	5,000
Purchases of short-term investments and other	-	(162)	(327)
Investment in joint venture	-	-	(2,598)
Net cash used in investing activities	(58,212)	(24,678)	(99,235)
Cash flows from financing activities:
Proceeds from long-term borrowings	41,680	28,112	139,640
Repayments of long-term borrowings	(72,932)	(161,841)	(176,009)
Deferred financing costs and other	(1,204)	(4,734)	(3,790)
Proceeds from debt and equity offerings	-	103,500	-
Payments of expenses related to debt and equity offerings	-	(5,539)	-
Payment to Micron Technology, Inc.	-	-	(7,500)
Net cash used in financing activities	(32,456)	(40,502)	(47,659)
Effects of exchange rate changes on cash	5,155	1,808	(7,472)
Net increase (decrease) in cash and cash equivalents	10,406	4,776	(62,286)
Cash and cash equivalents at beginning of year	88,539	83,763	146,049
Cash and cash equivalents at end of year	$98,945	$88,539	$83,763
Supplemental disclosures of cash flow information:
Changes in accrual for purchases of property,
plant and equipment	$28,717	$(13,551)	$(46,769)
Capital lease obligation for purchases of property,
plant and equipment	$-	$(28,244)	$61,662
Issuances of common stock warrants	$-	$5,320	$-

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended October 31, 2010, November 1, 2009 and November 2, 2008
(in thousands, except share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     Photronics, Inc. and its subsidiaries (the "Company" or "Photronics") is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays ("FPDs"), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits ("ICs") and a variety of FPDs and, to a lesser extent, other types of electrical and optical components. The Company currently operates principally from nine manufacturing facilities; two of which are located in Europe, two in Taiwan, one each in Korea and Singapore, and three in the United States. The Company closed its manufacturing facilities in Manchester, United Kingdom, and Shanghai, China, during the year ended November 1, 2009.

Consolidation

     The accompanying consolidated financial statements include the accounts of Photronics, Inc. and its majority-owned subsidiaries that the Company controls. All intercompany balances and transactions have been eliminated in consolidation.

Estimates and Assumptions

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in them. Actual results may differ from such estimates.

Derivative Instruments and Hedging Activities

     The Company records derivatives in the consolidated balance sheets as assets or liabilities, measured at fair value. The Company does not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of those derivatives are reported in the consolidated statements of operations, or as accumulated other comprehensive income or loss ("OCI"), a separate component of equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, among other criteria, a derivative must be a hedge of an interest rate, price, foreign currency exchange rate, or credit risk, expected to be highly effective at the inception of the hedge and be highly effective in achieving offsetting changes in the fair value or cash flows of the hedged item during the term of the hedge, and formally documented at the inception of the hedge. In general, the types of risks hedged are those relating to the variability of future cash flows caused by movements in foreign currency exchange and interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of, and during the term of, each hedge.

Fiscal Year

     The Company's fiscal year ends on the Sunday closest to October thirty-first, and, as a result, a 53-week year occurs every 5 to 6 years. Fiscal years 2010 and 2009 included 52 weeks, while fiscal year 2008 included 53 weeks. Fiscal year 2011 will include 52 weeks.

Cash and Cash Equivalents

     Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of 3 months or less. The carrying values of cash equivalents approximate their fair values due to the short-term maturities of these instruments.

Inventories

     Inventories, principally raw materials, are stated at the lower of cost, determined under the first-in, first-out ("FIFO") method, or market.

Property, Plant and Equipment

     Property, plant and equipment, except as explained below under "Impairment of Long-Lived Assets," are stated at cost less accumulated depreciation and amortization. Repairs and maintenance, as well as renewals and replacements of a routine nature, are charged to operations as incurred, while those which improve or extend the lives of existing assets are capitalized. Upon sale or other disposition, the cost of the asset and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations.

     Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 15 to 40 years, machinery and equipment over 3 to 10 years and, furniture, fixtures and office equipment over 3 to 5 years. Leasehold improvements are amortized over the life of the lease or the estimated useful life of the improvement, whichever is less. Judgment and assumptions are used in establishing estimated useful lives and depreciation periods. The Company also uses judgment and assumptions as it periodically reviews property, plant and equipment for any potential impairment in carrying values whenever events such as a significant industry downturn, plant closures, technological obsolescence, or other change in circumstances indicate that their carrying amounts may not be recoverable.

Goodwill and Other Intangible Assets

     Intangible assets consist primarily of a technology license agreement, a supply agreement, acquisition-related intangibles, and prior to July 27, 2008, goodwill. These assets, except as explained below, are stated at fair value as of the date acquired less accumulated amortization. Amortization is calculated using the straight-line method or another method that more fairly represents the utilization of the assets.

     The Company periodically evaluates the remaining useful lives of its intangible assets (other than goodwill) to determine whether events or circumstances warrant a revision to the remaining periods of amortization. In the event that the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. If it is determined that an intangible asset has an indefinite useful life, that intangible asset would be subject to impairment testing annually or whenever events or circumstances indicate that the carrying value may not, based on future undiscounted cash flows or market factors, be recoverable, an impairment loss would be recorded in the period so determined. The measurement of the impairment loss would be based on the fair value of the intangible asset.

     The Company tested goodwill for impairment annually and when an event occurred or circumstances changed that would more likely than not have reduced the fair value of a reporting unit below its carrying value. Goodwill was tested for impairment using a two-step process. In the first step, the fair value of the reporting unit was compared to its carrying value. The Company, for purposes of testing its goodwill for impairment, was a single reporting unit. If the fair value of the reporting unit exceeded the carrying value of its net assets, goodwill was considered not impaired and no further testing was required. If the carrying value of its net assets exceeded the fair value of the reporting unit, a second step of the impairment test was performed in order to determine the implied fair value of a reporting unit's goodwill. Determining the implied fair value of goodwill required a valuation of the reporting unit's tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of the reporting unit's goodwill exceeded the implied fair value of its goodwill, goodwill was deemed impaired and was written down to the extent of the difference. As a result of a test performed in the third quarter of fiscal 2008, the Company wrote off all of its $138.5 million of goodwill.

Impairment of Long-Lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on the Company's judgment and estimates of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the assets. The carrying values of assets determined to be impaired are reduced to their estimated fair values. Fair values of any impaired assets would generally be determined using a market or income approach.

Investments in Joint Ventures

     Investments in joint ventures over which the Company has the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net income (loss) of the joint venture. An impairment loss would be recognized whenever a decline in the fair value of such an investment below its carrying amount is determined to be other than temporary. In judging "other than temporary," the Company would consider the length of time and the extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the investee, and the Company's longer-term intent of retaining its investment in the investee.

Income Taxes

     The income tax (provision) benefit is computed on the basis of the various tax jurisdictions' income or loss before income taxes. Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company uses judgment and assumptions to determine if valuation allowances for deferred income tax assets are required, if realization is not more likely than not, by considering future market growth, forecasted operations, future taxable income, and the mix of earnings in the tax jurisdictions in which it operates.

     The Company considers income taxes in each of the tax jurisdictions in which it operates in order to determine its effective income tax rate. Current income tax exposure is identified and temporary differences resulting from differing treatments of items for tax and financial reporting purposes are assessed. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheets. Additionally, the Company evaluates the potential realization of deferred income tax assets from future taxable income and establishes valuation allowances if realization is deemed not more likely than not. Accordingly, the income taxes in the consolidated statements of operations are impacted by changes in the valuation allowance. Significant management estimates and judgment are required in determining any valuation allowances recorded against net deferred tax assets. The Company accounts for uncertain tax positions by recording a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in its tax returns. The Company includes any applicable interest and penalties related to uncertain tax positions in its income tax provision.

Earnings Per Share

     Basic earnings per share ("EPS") is based on the weighted-average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if certain share-based payment awards or financial instruments were exercised, earned or converted.

Share-Based Compensation

     The Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718 relating to share-based payments on October 31, 2005, using the modified prospective method described in Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment". Subsequently, compensation expense is recognized in its consolidated statements of operations over the service period that the awards are expected to vest. The Company recognizes expense for all share-based compensation with graded vesting granted on or after October 31, 2005, on a straight-line basis over the vesting period of the entire award. For awards with graded vesting granted prior to October 31, 2005, the Company recognized compensation cost over the vesting period following accelerated recognition as if each underlying vesting date represented a separate award. Share-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized in the period of change and will also impact the amount of expense to be recognized in future periods. The Company adopted the alternative transition method provided in Financial Accounting Standards Board ("FASB") Staff Position No. 123(R)-3 for calculating the tax effects of share-based compensation. Determining the appropriate option pricing model, calculating the grant date fair value of share-based awards and estimating forfeiture rates requires considerable judgment, including the estimations of stock price volatility and the expected term of options granted.

     The Company uses the Black-Scholes option valuation model to value employee stock options. The Company estimates stock price volatility based on daily averages of its historical volatility over a term approximately equal to the estimated time period the grant will remain outstanding. The expected term of options and forfeiture rate assumptions are derived from historical data.

Research and Development

     Research and development costs are expensed as incurred, and consist primarily of global development efforts related to high-end process technologies for advanced sub-wavelength reticle solutions for IC photomask technologies. Research and development expenses also include the amortization of the carrying value of a technology license agreement with Micron Technologies, Inc. (Micron). Under this technology license agreement, the Company has access to certain photomask technology developed by Micron.

Foreign Currency Translation

     The Company's international subsidiaries maintain their accounts in their respective local currencies. Assets and liabilities of such subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expenses are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments are accumulated and reported in other comprehensive income (or loss) as a separate component of equity. The effects of changes in exchange rates on foreign currency transactions, which are included in investment and other income (expense), net, were a gain of $2.0 million, a loss of $3.1 million and a gain of $3.8 million in 2010, 2009 and 2008, respectively.

Noncontrolling Interests

     Noncontrolling interests (formerly referred to as "minority interests") represents the minority shareholders' proportionate share in the equity of the Company's two majority-owned subsidiaries, PK Ltd. ("PKL") in Korea, and Photronics Semiconductor Mask Corporation ("PSMC") in Taiwan, of which noncontrolling interests owned approximately 0.3% and 42%, respectively, as of October 31, 2010 and November 1, 2009.

     On November 2, 2009, the Company adopted new accounting standards for noncontrolling interests, as set forth in the Consolidation Topic No. 810 of the Accounting Standards Codification. These standards require companies to classify expenses related to noncontrolling interests' share in income (loss) below net income (loss). Earnings per share continues to be determined after the impact of the noncontrolling interests' share in net income (loss) of the Company. In addition, these standards require noncontrolling interests to be presented on the consolidated balance sheets as a separate caption within equity. The presentation and disclosure requirements of these standards were retrospectively applied. The adoption of these standards resulted in the below reclassifications of noncontrolling interests (in the consolidated balance sheets) to equity.

Reclassification
Year Ended	Amount
November 1, 2009	$49,941
November 2, 2008	49,616
October 28, 2007	49,465

     During the fiscal years presented, there were no changes in the Company's ownership interests in PKL or PSMC that affected the amount of equity attributable to the Company.

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

     Warranties and Other Post Shipment Obligations - For a 30-day period, the Company warrants that items sold will conform to customer specifications. However, the Company's liability is limited to the repair or replacement of the photomasks at its sole option. The Company inspects photomasks for conformity to customer specifications prior to shipment. Accordingly, customer returns of items under warranty have historically been insignificant. However, the Company records a liability for the insignificant amount of estimated warranty returns based on historical experience. The Company's specific return policies include accepting returns of products with defects, or products that have not been produced to precise customer specifications. At the time of revenue recognition, a liability is established for these items.

     Sales Taxes - The Company presents it revenues in the consolidated statements of income, net of sales taxes, if any (excluded from revenues).

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

	October 31,	November 1,
	2010	2009
Land	$7,983	$7,901
Buildings and improvements	80,458	91,167
Machinery and equipment	1,115,371	1,001,085
Leasehold improvements	7,647	7,338
Furniture, fixtures and office equipment	15,273	15,351
Construction in progress	26,265	17,183
	1,252,997	1,140,025
Less accumulated depreciation and amortization	883,183	792,136
	$369,814	$347,889

     Property under capital leases are included in above property, plant and equipment as follows:

	October 31,	November 1,
	2010	2009
Buildings and improvements	$33,621	$33,621
Machinery and equipment	19,912	19,912
	53,533	53,533
Less accumulated amortization	21,082	10,876
	$32,451	$42,657

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

     As discussed in Note 13 to the consolidated financial statements, the Company wrote off all of its $138.5 million of goodwill during the fiscal year ended November 2, 2008. Intangible assets that do not have indefinite lives are amortized based on their estimated useful lives, which range from 3 to 15 years. Intangible asset amortization is forecasted to range from $4.8 million to $6.8 million per year for the next 5 years.

     Other intangible assets include assets related to the purchase of additional shares of PKL and the investment to form the MP Mask joint venture. Other intangible assets consist of:

	Gross	Accumulated	Net
As of October 31, 2010	Amount	Amortization	Amount
Technology license agreement	$59,616	$17,554	$42,062
Customer lists	7,210	3,431	3,779
Supply agreement	6,959	5,355	1,604
Software and other	3,863	3,560	303
	$77,648	$29,900	$47,748

As of November 1, 2009
Technology license agreement	$59,616	$13,579	$46,037
Customer lists	7,210	2,709	4,501
Supply agreement	6,959	4,907	2,052
Patents	156	59	97
Software and other	5,190	2,823	2,367
	$79,131	$24,077	$55,054

NOTE 4 -	JOINT VENTURE, TECHNOLOGY LICENSE AND OTHER AGREEMENTS WITH MICRON TECHNOLOGY, INC.

     On May 5, 2006, Photronics and Micron entered into the MP Mask joint venture, which develops and produces photomasks for leading-edge and advanced next generation semiconductors. As part of the formation of the joint venture, Micron contributed its existing photomask technology center located in Boise, Idaho, (headquarters of MP Mask) and Photronics invested $135 million in exchange for a 49.99% interest in MP Mask (to which $64.2 million of the original investment was allocated), a license for photomask technology of Micron, and certain supply agreements. Of the total $135 million investment, $120 million was paid to Micron on May 6, 2006 and, as of that date, the remaining $15 million was a non-cash financing activity, which was subsequently paid in two installments of $7.5 million each in May 2007 and June 2008.

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

     MP Mask is governed by a Board of Managers, appointed by Micron and the Company. Since MP Mask's inception, Micron, as a result of its majority ownership, has appointed the majority of its managers. The number of managers appointed by each party is subject to change as ownership interests change. Under the MP Mask joint venture operating agreement, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount defined in the operating agreement. However, should the Board of Managers determine that additional funding is required, the joint venture shall pursue its own financing. If the joint venture is unable to obtain its own financing, it may request additional capital contributions from the Company. Should the Company choose not to make a requested contribution to the joint venture, its ownership interest may be reduced. The Company received a $5 million distribution from MP Mask in fiscal 2009, and made no contributions to MP Mask during fiscal years 2010 or 2009. In December 2010, the Company made an additional capital contribution of $4 million to the MP Mask joint venture related to a capital call requested by the joint venture.

     The Company's investment in the VIE, which represents its maximum exposure to loss, was $61.1 million and $60.9 million at October 31, 2010 and November 1, 2009, respectively. These amounts are reported in the Company's consolidated balance sheets as "Investment in joint venture".

     As of October 31, 2010, the Company owed MP Mask $5.4 million and had a receivable from Micron of $4.9 million, both primarily related to the supply agreements. The Company, in 2010, recorded $1.7 million of commission revenue earned under the supply agreements it has with Micron and MP Mask. Amortization of $0.5 million of the supply agreement intangible asset resulted in net earnings related to the supply agreements of $1.2 million in 2010. The recorded commission revenue of $1.7 million represents the excess of $35.3 million in orders received from Micron over the Company's cost of $33.6 million to fulfill the orders through MP Mask. The Company, for certain sales made during 2010, also recorded cost of sales in the amount of $5.9 million for photomasks produced by MP Mask for the Company's customers, and incurred outsourcing expenses of $1.9 million from MP Mask for research and development activities and other goods and services purchased by the Company.

     As of November 1, 2009, the Company owed MP Mask $4.3 million and had a receivable from Micron of $3.8 million, both primarily related to the supply agreements. The Company, in 2009, recorded $1.8 million of commission revenue earned under the supply agreements it has with Micron and MP Mask. Amortization of $0.9 million of the supply agreement intangible asset resulted in net earnings related to the supply agreements of $0.9 million in 2009. The recorded commission revenue of $1.8 million represents the excess of $37.9 million in orders received from Micron over the Company's cost of $36.1 million to fulfill the orders through MP Mask. The Company, for certain sales made during 2009, also recorded cost of sales in the amount of $4.2 million for photomasks produced by MP Mask for the Company's customers, and incurred outsourcing expenses of $2.0 million from MP Mask for research and development activities and other goods and services purchased by the Company.

     In the first quarter of 2008 a capital lease agreement commenced for the U.S. nanoFab facility. Quarterly lease payments, which bore interest at 8%, were $3.8 million through January 2013. This lease was cancelled in the third fiscal quarter of 2009, at which time the Company and Micron (the lessor) entered into a new lease agreement for the facility. Under the provisions of the new lease agreement, quarterly lease payments were reduced from $3.8 million to $2.0 million, the term of the lease was extended from December 31, 2012 to December 31, 2014, and ownership of the property will not transfer to the Company at the end of the lease term. As a result of the new lease agreement, the Company reduced its lease obligation and the carrying value of its assets under capital leases by approximately $28 million. The lease will continue to be accounted for as a capital lease until the end of its original lease term. For the additional two years of the new lease term, the lease will be accounted for as an operating lease. The U. S. nanoFab began production in the second quarter of 2008 and, through the end of fiscal 2010, the Company's total capital investment in the facility is approximately $178 million.

NOTE 5 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

	October 31,	November 1,
	2010	2009
Property, plant and equipment	$13,552	$211
Salaries, wages and related benefits	5,501	4,728
Income taxes	3,814	5,808
Other	7,265	10,220
	$30,132	$20,967

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

     In May 2009, in connection with an amendment to its then existing credit facility, the Company issued 2.1 million warrants, each exercisable for one share of the Company's common stock at an exercise price of $0.01 per share. Forty percent of the warrants were exercisable upon issuance, and the remaining balance was to become exercisable in twenty percent increments at various points in time after October 31, 2009. As a result of certain net cash settleable put provisions within the warrant agreement, the warrants were recorded as a liability in the Company's consolidated balance sheet. As of the issuance date, and for future periods that such warrants remain outstanding, the Company has, and will continue to, adjust the liability based upon the current fair value of the warrants, with any changes in their fair value being recognized in earnings. Due to the warrants' exercise price of $0.01 per share, their fair value will approximate the market price of the Company's common stock. Approximately 1.2 million of these warrants were cancelled as a result of the Company's early repayment of certain amounts under its credit facility during the year ended November 1, 2009 and the associated liability was reduced accordingly (see Note 7 for further discussion).

     The Company was a party to two foreign currency forward contracts which expired during the year ended November 1, 2009, both of which were not accounted for as hedges, as they were economic hedges of intercompany loans denominated in U.S. dollars that were remeasured at fair value and recognized immediately in earnings. A portion of an existing loss on a cash flow hedge in the amount of $0.1 million is expected to be reclassified into earnings during fiscal year 2011.

     The table below presents the effect of derivative instruments on the Company's consolidated balance sheets at October 31, 2010 and November 1, 2009.

		Fair Value at
Derivatives Not Designated
as Hedging Instruments		October 31,	November 1,
Under ASC 815	Balance Sheet Location	2010	2009
Warrants on common stock	Other liabilities	$1,881	$3,205

The table below presents the effect of derivative instruments on the Company's consolidated statements of operations for the years ended October 31, 2010 and November 1, 2009.

		Amount of Gain (Loss)
		Recognized Related to
		Derivative Instruments
		Year Ended
Derivatives Not Designated as	Location of Gain (Loss) Recognized	October 31,	November 1,
Hedging Instruments Under ASC 815	Related to Derivative Instruments	2010	2009
Warrants on common stock	Investment and other income (expense), net	$(916)	$(305)
Foreign exchange contracts	Investment and other income (expense), net	$-	$93

NOTE 7 - LONG-TERM BORROWINGS

     Long-term borrowings consist of the following:

	October 31,	November 1,
	2010	2009
5.50% convertible senior notes due on October 1, 2014	$57,500	$57,500
Borrowings under revolving credit facility,
which bear interest at a variable rate, as defined
(3.81% at October 31, 2010, 8.00% at November 1, 2009)	5,000	2,568
8.0% capital lease obligation payable through January 2013	16,220	22,552
5.6% capital lease obligation payable through October 2012	8,645	12,614
4.75% financing loan with customer	2,954	-
Term loan which bore interest at a variable rate as defined
(8.00% at November 1, 2009)	-	27,204
	90,319	122,438
Less current portion	11,467	10,301
	$78,852	$112,137

     As of October 31, 2010, long-term borrowings, excluding capital lease obligations, mature as follows: $773, $811, $5,850 and $58,020 in fiscal years 2011, 2012, 2013, and 2014, respectively. The maturity date for the 4.75% financing loan with a customer is dependent upon the volume of photomasks shipped to that customer. The Company currently estimates that the loan will be fully repaid in fiscal 2014, and has reflected that estimate in the yearly maturity amounts presented above.

     As of October 31, 2010, minimum lease payments under the Company's capital lease obligations were as follows:

Fiscal Years:
2011	$12,149
2012	12,531
2013	2,369
27,049
Less interest	2,184
Net minimum lease payments under capital leases	24,865
Less current portion of net minimum lease payments	10,694
Long-term portion of minimum lease payments	$14,171

     On February 12, 2010, the Company amended its revolving credit facility, which was originally established on June 6, 2007, to a three-year $50 million revolving credit facility ("the credit facility"). At the time of the February 12, 2010, amendment, the then existing revolving credit facility and term loan were repaid in full with borrowings from the credit facility of $20.8 million and, in connection therewith, the Company wrote off $1.0 million of deferred financing fees. On May 7, 2010, the credit facility was further amended to increase its borrowing capacity to $65 million. The credit facility bears interest (3.81% at October 31, 2010) at LIBOR plus a spread, as defined in the agreement, based upon the Company's total leverage ratio. As of October 31, 2010, the Company had $5.0 million in outstanding borrowings under the credit facility and $60.0 million was available for borrowing. On January 5, 2011, a $10 million irrevocable stand-by letter of credit, for the purchase of manufacturing equipment, was issued under the Company's revolving credit facility.

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

     In May 2009, the Company amended its then existing revolving credit facility and entered into a warrant agreement with its lenders for 2.1 million shares of its common stock. Forty percent of the warrants were exercisable upon issuance while the remaining warrants were cancelled as a result of the Company's September 2009 early repayment of a portion of the outstanding balance under its June 6, 2007 credit agreement. As of October 31, 2010, approximately 0.5 million warrants have been exercised, including 0.4 million of which were exercised during fiscal 2010. The warrants, approximately 0.3 million of which remained outstanding at October 31, 2010, are exercisable for one share of the Company's common stock at an exercise price of $.01 per share. The warrant agreement also included a net cash settleable put provision exercisable starting in May 2012 and a net cash settleable call provision exercisable starting in May 2013, both of which were exercisable only if the Company's common stock was not traded on a national exchange. As a result of the aforementioned net cash settleable put provision, the warrants were initially recorded as a liability (included in other liabilities) and have been subsequently reported at their fair value.

     In addition to the former credit facility discussed above, the Company also entered into a term loan agreement on June 8, 2009, with an aggregate commitment of $27.2 million. This loan was repaid in February 2010 with funds from the credit facility.

     On September 11, 2009 the Company sold, through a public offering, $57.5 million aggregate principal amount of 5.5% convertible senior notes which mature on October 1, 2014. Note holders may convert each $1,000 principal amount of notes to 196.7052 shares of stock (equivalent to an initial conversion price of approximately $5.08 per share of common stock) on September 30, 2014. The conversion rate may be increased in the event of a make-whole fundamental change (as defined in the prospectus supplement filed by the Company on September 11, 2009) and the Company may not redeem the notes prior to their maturity date. The net proceeds of the convertible senior notes offering were approximately $54.9 million, which were used to reduce outstanding amounts under the Company's then existing credit facility.

     In January 2010 the Company borrowed $3.7 million from a customer to purchase manufacturing equipment. This loan bears interest at 4.75% and will be repaid with product supplied to the customer. Product valued at $0.7 million was shipped to the customer and applied against the loan during fiscal 2010. The Company estimates that the loan will be fully repaid in fiscal 2014.

     In the first quarter of 2008 a capital lease agreement commenced for the U.S. nanoFab facility. Quarterly lease payments, which bore interest at 8%, were $3.8 million through January 2013. This lease was cancelled in the third fiscal quarter of 2009, at which time the Company and Micron (the lessor) entered into a new lease agreement for the facility. Under the provisions of the new lease agreement, quarterly lease payments were reduced from $3.8 million to $2.0 million, the term of the lease was extended from December 31, 2012 to December 31, 2014, and ownership of the property will not transfer to the Company at the end of the lease term. As a result of the new lease agreement, the Company reduced its lease obligation and the carrying value of its assets under capital leases by approximately $28 million. The lease will continue to be accounted for as a capital lease until the end of its original lease term. For the additional two years of the new lease term, the lease will be accounted for as an operating lease. As of October 31, 2010, total capital lease amounts payable were $17.9 million, of which $16.2 million represented principal and $1.7 million represented interest.

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

     Interest payments were $7.8 million, $20.8 million and $12.5 million in fiscal 2010, 2009 and 2008, respectively, including deferred financing cost payments of $1.3 million, $6.5 million and $1.6 million in fiscal 2010, 2009 and 2008, respectively.

NOTE 8 - COMMON STOCK WARRANTS

     On September 10, 2009, the Company entered into two warrant agreements with Intel Capital Corporation to purchase a total of 750,000 shares of the Company's common stock. Under one warrant agreement 500,000 shares of the Company's common stock can be purchased at an exercise price of $4.15 per share and under the second warrant agreement 250,000 shares of the Company's common stock can be purchased at an exercise price of $5.08 per share. The warrant agreements expire on September 10, 2014. Also on September 10, 2009, the Company and Intel Corporation entered into an agreement to share technical and operations information regarding the development of the Company's products, the capabilities of the Company's photomask manufacturing lines and the alignment of photomask toolsets. Intel Capital Corporation also invested in the Company's convertible debt offering of September 11, 2009. The warrants were recorded at their fair value on their date of grant, which was determined using the Black-Scholes option pricing model. As of October 31, 2010, none of the warrants issued to Intel Capital Corporation had been exercised.

     In conjunction with the May 2009 amendment to its then existing credit facility, the Company also entered into a warrant agreement with its lenders. See Notes 6 and 7 for further discussion of these warrants.

NOTE 9 - OPERATING LEASES

     The Company leases various real estate and equipment under non-cancelable operating leases. Rental expense under such leases amounted to $2.9 million in fiscal 2010, $3.6 million in fiscal 2009 and $3.1 million in fiscal 2008. As discussed in Note 7, in fiscal 2009, the Company entered into a new lease agreement for the U.S. nanoFab, under which the lease will be accounted for as a capital lease through December 31, 2012 (the end date of its original lease term) and, thereafter, as an operating lease through its expiration on December 31, 2014.

     At October 31, 2010, future minimum lease payments under non-cancelable operating leases (including lease payments in 2013 and 2014 for the U.S. nanoFab facility discussed above) with initial terms in excess of one year are as follows:

2011	$1,939
2012	1,668
2013	6,751
2014	8,437
2015	2,467
Thereafter	1,347
$22,609

     See Note 7 for disclosures related to the Company's capital lease obligations.

NOTE 10 – SHARE-BASED COMPENSATION

     In March 2007, the Company's shareholders approved a new share-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to, shares of the Company's common stock may be granted from shares authorized but unissued or shares previously issued and reacquired by the Company. The maximum number of shares of common stock approved by the Company's shareholders to be issued under the Plan was increased from 3.0 million shares to 6.0 million shares during the second fiscal quarter of 2010. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. The Company incurred total share-based compensation cost of $1.9 million, $2.1 million and $2.6 million in fiscal years 2010, 2009 and 2008, respectively. No share-based compensation cost was capitalized as part of inventory and no related income tax benefits were recorded during the fiscal years presented.

Stock Options

     Option awards generally vest in one to four years, and have a ten year contractual term. All incentive and non-qualified stock option grants must have an exercise price no less than the market value of the underlying common stock on the date of grant. The grant date fair value of options is generally based on the closing price on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's stock. The Company uses historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that the options granted are expected to remain outstanding. The risk-free rate of return for the estimated term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average inputs and risk-free rate of return ranges used to calculate the grant date fair values of options issued during fiscal years 2010, 2009 and 2008 are presented in the following table:

	Year Ended
	October 31,	November 1,	November 2,
	2010	2009	2008
Expected volatility	89.9%	69.8%	43.1%
Risk-free rate of return	1.5 – 2.4%	1.9 - 2.5%	2.99%
Dividend yield	0.0%	0.0%	0.0%
Expected term	4.4 years	4.7 years	4.7 years

     A summary of option activity under the Plan as of October 31, 2010, and changes during the year then ended is presented as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
Options	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at November 1, 2009	3,333,858	$11.21
Granted	968,400	4.43
Exercised	(114,749)	0.76
Cancelled and forfeited	(285,600)	18.03
Outstanding at October 31, 2010	3,901,909	$9.34	6.5 years	$8,568
Exercisable at October 31, 2010	1,933,355	$16.15	4.4 years	$1,317
Expected to vest as of October 31, 2010	1,728,035	$2.45	8.5 years	$6,691

     The weighted-average grant date fair values of options granted during the fiscal years 2010, 2009 and 2008 were $2.98, $0.44 and $1.86, respectively. The total intrinsic value of options exercised during fiscal year 2010 was $0.4 million. There were no options exercised during fiscal years 2009 and 2008. A summary of the status of the Company's unvested options as of October 31, 2010, is presented below:

		Weighted-Average
		Fair Value
Unvested Options	Shares	at Grant Date
Unvested at November 1, 2009	1,514,819	$1.09
Granted	968,400	2.98
Vested	(450,365)	2.17
Cancelled and forfeited	(64,300)	3.07
Unvested at October 31, 2010	1,968,554	$1.71

     The Company received cash from options exercises of $0.1 million in fiscal 2010, and there were no options exercised during fiscal years 2009 and 2008. As of October 31, 2010, the total unrecognized compensation cost of unvested option awards was approximately $2.2 million. That cost is expected to be recognized over a weighted-average amortization period of 3.0 years.

Restricted Stock

     The Company periodically grants restricted stock awards. The restrictions on these awards lapse over a service period that has ranged from less-than-one to eight years. No restricted stock awards were granted during fiscal 2010. The weighted-average grant date fair values of restricted stock awards issued during fiscal years 2009 and 2008 were $0.76 and $11.72, respectively. The aggregate intrinsic values of awards for which restrictions lapsed during fiscal years 2010, 2009 and 2008 was $0.4 million, $0.3 million and $0.6 million, respectively. As of October 31, 2010, the total compensation cost for restricted stock awards not yet recognized was approximately $1.2 million. That cost is expected to be recognized over a weighted-average amortization period of 2.9 years. A summary of the status of the Company's outstanding restricted stock awards as of October 31, 2010, is presented below:

		Weighted-
		Average
		Fair Value	Aggregate
		at Grant	Intrinsic
Restricted Stock	Shares	Date	Value
Outstanding at November 1, 2009	170,285	$13.02
Granted	-	-
Vested	(57,888)	9.53
Cancelled and forfeited	(15,125)	16.16
Outstanding at October 31, 2010	97,272	$14.60	$612
Expected to vest as of October 31, 2010	81,210	$14.42	$511

Employee Stock Purchase Plan

     The Company's Employee Stock Purchase Plan ("ESPP") permits employees to purchase shares at 85% of the lower of the fair market value at the commencement of the offering or the last day of the payroll payment period. The maximum number of shares of common stock approved by the Company's shareholders to be purchased under the ESPP was increased from 0.9 million shares to 1.2 million shares during the second fiscal quarter of 2010. The vesting period for shares purchased under the ESPP is approximately one year. Under the ESPP, approximately 0.9 million shares had been issued through October 31, 2010, and approximately 130,000 shares are subject to outstanding subscriptions. As of October 31, 2010, the total compensation cost related to the ESPP not yet recognized was $0.1 million, all of which is expected to be recognized within fiscal 2011.

NOTE 11 - EMPLOYEE RETIREMENT PLANS

     The Company maintains a 401(k) Savings and Profit Sharing Plan ("401(k) Plan") which covers all full-time domestic employees who have completed three months of service and are 18 years of age or older. Under the terms of the 401(k) Plan, employees may contribute up to 50% of their salary, subject to certain maximum amounts, which will be matched by the Company at 50% of the employee's contributions that are not in excess of 4% of the employee's compensation. Employee and employer contributions vest upon contribution. Employer contributions amounted to $0.4 million, $0.2 million and $0.5 million in fiscal years 2010, 2009 and 2008.

     The Company's international subsidiaries maintain retirement plans for their employees, which vary by country. The obligations and cost of these plans are not significant to the Company's consolidated financial statements.

NOTE 12 - CONSOLIDATION, RESTRUCTURING AND RELATED CHARGES (CREDITS)

2009 Restructurings

Shanghai, China, Facility

     In the third quarter of fiscal 2009, the Company ceased the manufacture of photomasks at its Shanghai, China, facility. In connection with this restructuring, the Company has recorded total net charges of $5.2 million, including $4.7 million of net asset write-downs through its completion in fiscal 2010. The fair value of the assets written down was determined by management using a market approach. Approximately 75 employees were affected by this restructuring.

     The Company recorded an initial restructuring charge of $10.1 million in the third quarter of fiscal 2009, which included $7.7 million to write down the carrying value of the Company's Shanghai manufacturing facility to its estimated fair value at that time. In the second quarter of fiscal 2010, the Company sold its facility in Shanghai, China, for net proceeds of $12.9 million which resulted in a gain of $5.4 million, which was recorded as a credit to the restructuring reserve in that quarter.

     The following tables set forth the Company's restructuring reserve as of October 31, 2010 and November 1, 2009, related to its Shanghai, China, facility, and reflect the activity affecting the reserve for the years then ended.

	Year Ended October 31, 2010
	November 2,	Charges		October 31,
	2009	(credits)	Utilized	2010
Net gain on sale of assets	$-	$(5,189)	$5,189	$-
Employee terminations and other	134	210	(344)	-
	$134	$(4,979)	$4,845	$-

	Year Ended November 1, 2009
	November 3,			November 1,
	2008	Charges	Utilized	2009
Asset write-downs	$-	$9,908	$(9,908)	$-
Other	-	324	(190)	134
	$-	$10,232	$(10,098)	$134

Manchester, U.K. Facility

     During the first quarter of fiscal 2009, the Company ceased the manufacture of photomasks at its Manchester, U.K., facility and, in connection therewith, incurred restructuring charges of $3.9 million through its completion in the fourth quarter of fiscal 2009, primarily for employee termination costs and asset write-downs. This initiative began in the fourth quarter of fiscal 2008 with the recording of a $0.5 million charge for the impairment of certain long-lived assets located at the facility. Approximately 85 employees were affected by this restructuring. The following table sets forth the Company's 2009 restructuring reserve related to its Manchester, U.K., facility as of November 1, 2009, and reflects the activity affecting the reserve for the year then ended.

	Year Ended November 1, 2009
	November 2,			November 1,
	2008	Charges	Utilized	2009
Employee terminations	$-	$2,375	$(2,375)	$-
Asset write-downs and other	-	950	(950)	-
	$-	$3,325	$(3,325)	$-

Prior Restructurings

     In May 2006, the Company closed its Austin, Texas, manufacturing and research and development facility, and in March 2003 closed its Phoenix, Arizona, manufacturing facility. The following tables set forth the Company's restructuring reserves as of October 31, 2010, November 1, 2009 and November 2, 2008, and reflect the activity affecting the reserves for the years then ended.

	Year Ended October 31, 2010
	November 2,			October 31,
	2009			2010
	Balance	Charges	Utilized	Balance
Manufacturing capacity reduction and other	$280	$-	$-	$280
Total	$280	$-	$-	$280

	Year Ended November 1, 2009
	November 3,			November 1,
	2008			2009
	Balance	Charges	Utilized	Balance
Manufacturing capacity reduction and other	$1,134	$-	$(854)	$280
Total	$1,134	$-	$(854)	$280

	Year Ended November 2, 2008
	October 29,			November 2,
	2007			2008
	Balance	Charges	Utilized	Balance
Manufacturing capacity reduction and other	$1,687	$-	$(553)	$1,134
Total	$1,687	$-	$(553)	$1,134

NOTE 13 - IMPAIRMENTS OF GOODWILL AND LONG-LIVED ASSETS

     The Company, as of July 27, 2008, performed an interim impairment test of its goodwill and certain of its long-lived assets (principally machinery and equipment, and buildings and improvements) due to events and changes in circumstances through the third quarter of fiscal 2008 that indicated an impairment might have occurred.

     Factors deemed by management to have collectively constituted an impairment triggering event included net losses in each of the first three quarters of fiscal 2008, and a significant decrease in the Company's market capitalization through the third quarter of fiscal 2008 which was significantly below its consolidated net assets. As a result of this impairment test, the Company recorded the following impairment charges during the third quarter of fiscal 2008.

Impairment of goodwill	$138,534
Impairment of long-lived assets	66,874
Total impairments	$205,408

Goodwill

     The Company tested goodwill for impairment annually and when an event occurred or circumstances changed that would more likely than not have reduced the fair value of a reporting unit below its carrying value. Goodwill was tested for impairment using a two-step process. In the first step, the fair value of the reporting unit was compared to its carrying value. The Company, for purposes of testing its goodwill for impairment, was a single reporting unit. If the fair value of the reporting unit exceeded the carrying value of its net assets, goodwill was considered not impaired and no further testing was required. If the carrying value of its net assets exceeded the fair value of the reporting unit, a second step of the impairment test was performed in order to determine the implied fair value of a reporting unit's goodwill. Determining the implied fair value of goodwill required a valuation of the reporting unit's tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of the reporting unit's goodwill exceeded the implied fair value of its goodwill, goodwill was deemed impaired and was written down to the extent of the difference.

     Through the third quarter of fiscal 2008, the Company experienced a sustained, significant decline in its stock price. As a result of the decline in its stock price, the Company's market capitalization fell significantly below the recorded value of its consolidated net assets during the third quarter of fiscal 2008. Accordingly, in the third quarter of fiscal 2008, the Company performed an assessment of goodwill for impairment. Based on the results of the Company's initial assessment of impairment of its goodwill, it was determined that the consolidated carrying value of the Company's net assets exceeded its estimated fair value. Therefore, the Company performed a second step of the impairment test to determine the implied fair value of its goodwill. The result of the analysis indicated that there would be no remaining implied value attributable to the Company's goodwill and, accordingly, the Company wrote off all of its $138.5 million of goodwill as of July 27, 2008.

     In performing the goodwill assessment, the Company used its current market capitalization, discounted cash flows and other factors as the best evidence of fair value. There are inherent uncertainties in an analysis of goodwill for impairment and management judgment is required.

Long-Lived Assets

     The Company tests its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value. In connection with the triggering events discussed above, during the third quarter of fiscal year 2008 the Company determined that long-lived assets were impaired for certain groups of its assets. The determination was based on a review of estimated undiscounted cash flows for these groups of assets, which were found to be less than their carrying values. The Company considers its asset groups to be the long-lived assets at each of its locations, primarily consisting of machinery and equipment, and buildings and improvements. As a result of the test, the Company recorded an impairment charge of $66.9 million as of July 27, 2008, which represented the difference between the estimated fair values of certain asset groups located in Asia and Europe and their carrying values. In addition, an impairment charge of $1.5 million was incurred in 2009 related to the Manchester, U.K., facility. Fair values were determined based upon market conditions, the income approach (which utilized cash flow projections) and other factors.

NOTE 14 - INCOME TAXES

     The income (loss) before income tax (provision) benefit consists of the following:

	Year Ended
	October 31,	November 1,	November 2,
	2010	2009	2008
United States	$(27,507)	$(35,228)	$(32,880)
Foreign	60,060	(1,876)	(179,289)
	$32,553	$(37,104)	$(212,169)

     The income tax provision (benefit) consists of the following:

	Year Ended
	October 31,	November 1,	November 2,
	2010	2009	2008
Current:
Federal	$-	$-	$-
State	-	-	-
Foreign	7,303	7,266	(834)

Deferred:
Federal	-	-	-
State	-	-	-
Foreign	168	(2,943)	(1,944)
Total	$7,471	$4,323	$(2,778)

     The income tax provision (benefit) differs from the amount computed by applying the statutory U.S. federal income tax rate to the income (loss) before income taxes as a result of the following:

	Year Ended
	October 31,	November 1,	November 2,
	2010	2009	2008
U.S. federal income tax at statutory rate	$11,393	$(12,986)	$(74,259)
Goodwill and other impairments	-	-	42,416
Distributions from foreign subsidiaries	7,782	10,203	10,937
State income taxes, net of federal benefit	478	(447)	(1,255)
Changes in valuation allowances	2,651	6,585	8,757
Foreign tax rate differentials	(9,335)	1,917	9,982
Resolutions and settlements of tax matters	-	(1,218)	(192)
Shanghai, China operations closure	(6,127)	-	-
Other, net	629	269	836
	$7,471	$4,323	$(2,778)

     The Company's operations in Shanghai, China were closed in the fiscal year ended October 31, 2010. The Company recognized a $10.5 million U.S. tax benefit as a result of the investment writedown. In China, additional income was recognized as a result of asset sales and intercompany loan settlements and the related China income tax liability was offset by accumulated net operating losses. As a result of the closure, the Company wrote off the Shanghai, China subsidiary deferred tax asset of $4.4 million related to unused operating losses in China, which were fully valued.

     During the fiscal year ended November 1, 2009, the Company recorded a tax benefit in the amount of $1.2 million. The benefit recorded was related to the resolutions and settlements of U.S. and foreign tax matters that were associated with uncertain tax positions in prior years. Interest and penalties recognized as part of the income tax (provisions) benefit were $0.2 million, $0.7 million and $0.5 million during fiscal years 2010, 2009 and 2008, respectively.

     The net deferred income tax assets consist of the following:

	October 31,	November 1,
	2010	2009
Deferred income tax assets:
Reserves not currently deductible	$6,005	$6,455
Net operating losses	70,125	65,123
Alternative minimum tax credits	2,926	2,926
Tax credit carryforwards	5,223	4,495
Other	4,620	4,531
	88,899	83,530
Valuation allowances	(58,145)	(54,734)
	30,754	28,796

Deferred income tax liabilities:
Property, plant and equipment	(11,829)	(16,169)
Investments and other	(1,146)	(1,139)
Other	(6,973)	(824)
	(19,948)	(18,132)
Net deferred income tax assets	$10,806	$10,664

Reported as:
Current deferred tax assets	$1,173	$3,264
Long-term deferred tax assets	10,132	8,887
Long-term deferred tax liabilities	(499)	(1,487)
	$10,806	$10,664

     On July 13, 2006, the FASB issued FASB Interpretation Number 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (primarily codified under ASC 740). This guidance includes a two-step approach to recognizing and measuring uncertain tax positions accounted for under ASC 740. The Company adopted this guidance as of the beginning of its 2008 fiscal year. The total amount of the liability accrued for unrecognized tax benefits as of the adoption date was approximately $3.9 million, which included interest and penalties. As compared to the Company's historical approach, the application of this guidance resulted in a net increase to accrued income taxes payable of approximately $1.0 million (including interest and penalties of approximately $0.2 million), and a decrease to retained earnings of the same amount. As of the date of adoption of this guidance, the Company elected to include any applicable interest and penalties related to uncertain tax positions in its income tax provision. Unrecognized tax benefits associated with uncertain tax positions of $2.0 million were included in other liabilities in the consolidated balance sheets at October 31, 2010 and November 1, 2009. Included in these amounts were $0.3 million and $0.4 million for interest and penalties in the two years, respectively. If recognized, the benefits would favorably affect the Company's effective tax rate in future periods. As of October 31, 2010, the Company believes it is not reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months. Currently, the statutes of limitations remain open subsequent to, and including, 2006 in the U.S., 2008 in the U.K., 2008 in Germany, 2005 in Korea and 2006 in Taiwan.

     A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended
	October 31,	November 1,	November 2,
	2010	2009	2008
Balance at beginning of year	$1,573	$1,988	$2,280
Reductions for tax positions in prior years	(351)	-	(301)
Additions based on current year tax
positions	454	377	294
Settlements	-	(685)	(194)
Lapses of statutes of limitations	-	(107)	(91)
Balance at end of year	$1,676	$1,573	$1,988

     As of October 31, 2010, the Company had available U.S. Federal tax operating loss and tax credit carryforwards subject to expiration as follows:

Year of	Operating	Tax
Expiration	Losses	Credits
2018	$-	$1,272
2022	7,797	-
2023	36,242	-
2024	22,325	300
2025	12,130	510
2026	4,888	378
2027	1,506	138
2028	7,529	114
2029	12,673	115
2030	42,173	-
	$147,263	$2,827

     The Company has established a valuation allowance for a portion of its deferred tax assets because it believes, based on the weight of all available evidence, that it is more likely than not that a portion of its net operating loss carryforwards may expire prior to utilization. The valuation allowance increased by $3.4 million, $6.6 million and $8.8 million in fiscal years 2010, 2009 and 2008, respectively.

     As of October 31, 2010, the Company had $2.9 million of alternative minimum tax credit carryforwards that are available to offset future federal income taxes payable. The Company also has state tax credits available of $2.0 million which, if they are not utilized, will begin to expire in 2011.

     As of October 31, 2010, the undistributed earnings of foreign subsidiaries included in consolidated retained earnings amounted to $52.1 million, of which $12.6 million of earnings is considered not to be permanently reinvested. During fiscal year 2008 a decision was made to not indefinitely reinvest earnings in certain foreign jurisdictions. No provision has been made for taxes due on the remaining undistributed earnings of $39.5 million considered to be permanently invested. Should the Company elect in the future to repatriate the foreign earnings so invested, it may incur additional income tax expense on those foreign earnings, the amount of which is not practicable to compute.

     PKLT, the Company's FPD manufacturing facility in Taiwan, has been accorded a tax holiday, which starts in 2012 and expires in 2017. In addition, the Company has been accorded a tax holiday in China which expires in 2011. These tax holidays had no dollar or per share effect in the fiscal years ended October 31, 2010, November 1, 2009 and November 2, 2008. In Korea and at PSMC in Taiwan, various investment tax credits have been earned to reduce the Company's effective income tax rate.

     Income tax payments were $8.9 million, $9.6 million and $4.4 million in fiscal 2010, 2009 and 2008, respectively. Cash received for refunds of income taxes paid in prior years amounted to $0.1 million, $0.1 million and $1.3 million in fiscal 2010, 2009 and 2008, respectively.

NOTE 15 - EARNINGS (LOSS) PER SHARE

     The calculation of basic and diluted earnings (loss) per share is presented as follows:

	Year Ended
	October 31,	November 1,	November 2,
	2010	2009	2008
Net income (loss) attributable to Photronics, Inc.	$23,922	$(41,910)	$(210,765)
Effect of dilutive securities:
Interest expense on convertible notes,
net of related tax effects	4,085	-	-
Earnings (loss) for diluted earnings (loss) per share	$28,007	$(41,910)	$(210,765)
Weighted-average common shares computations:
Weighted-average common shares used for
basic earnings (loss) per share	53,433	43,210	41,658
Effect of dilutive securities:
Convertible notes	11,311	-	-
Share-based payment awards	996	-	-
Common stock warrants	63	-	-
Dilutive potential common shares	12,370	-	-
Weighted-average common shares used for
diluted earnings (loss) per share	65,803	43,210	41,658

Basic earnings (loss) per share	$0.45	$(0.97)	$(5.06)
Diluted earnings (loss) per share	$0.43	$(0.97)	$(5.06)

     In periods in which the Company incurred a net loss, the assumed exercises and vestings of certain outstanding share-based awards had an antidilutive effect. The assumed exercise of certain outstanding common stock warrants and the conversion of convertible senior notes to common stock would also have been antidilutive in the periods that the Company reported a net loss. The table below shows the amounts of incremental weighted-average shares of these share-based payment awards, common stock warrants, and convertible debt that were not considered potentially dilutive common shares in the fiscal years presented.

	Year Ended
	October 31,	November 1,	November 2,
	2010	2009	2008
Common stock warrants	-	804	-
Convertible notes	-	1,429	4,409
Share-based payment awards	-	793	20
Total potentially dilutive shares excluded	-	3,026	4,429

     The table below shows the outstanding weighted-average share-based payment awards and common stock warrants that were excluded from the calculation of diluted earnings (loss) per share because their exercise price exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be antidilutive.

	Year Ended
	October 31,	November 1,	November 2,
	2010	2009	2008
Share based payment awards	2,684	2,243	2,340
Common stock warrants	745	2	-
Total potentially dilutive shares excluded	3,429	2,245	2,340

     In the first quarter of fiscal year 2011, the Company awarded approximately 0.4 million shared-based payment awards to its employees and directors.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

     At October 31, 2010, the Company had outstanding purchase commitments of approximately $64 million, which included approximately $55 million related to capital expenditures. In addition, the Company’s recorded purchase commitments consisted primarily of liabilities for the purchase of manufacturing equipment of $40 million and $10 million at October 31, 2010 and November 1, 2009, respectively. See Note 9 for operating lease commitments.

     The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material, adverse effect on its consolidated financial statements.

NOTE 17 - GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

     The Company operates as a single operating segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of IC's and FPDs. Geographic net sales are based primarily on where the Company's manufacturing facility is located. The Company's 2010, 2009 and 2008 net sales by geographic area and for ICs and FPDs, and total long-lived assets by geographic area were as follows:

	Year Ended
	October 31,	November 1,	November 2,
	2010	2009	2008
Net sales
Asia	$259,951	$223,138	$259,293
Europe	41,850	38,344	66,398
North America	123,753	99,871	96,857
	$425,554	$361,353	$422,548

IC	$329,767	$272,866	$314,949
FPD	95,787	88,487	107,599
	$425,554	$361,353	$422,548

	October 31,	November 1,	November 2,
	2010	2009	2008
Long-lived assets
Asia	$221,283	$199,179	$228,009
Europe	14,182	9,579	14,134
North America	134,349	139,131	194,385
	$369,814	$347,889	$436,528

     Samsung Electronics Co., Ltd. accounted for approximately 19% of the Company's net sales in fiscal years 2010 and 2009 and 25% of the Company's net sales in fiscal 2008.

NOTE 18 – CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to credit risk principally consist of trade accounts receivables and temporary cash investments. The Company sells its products primarily to manufacturers in the semiconductor and FPD industries in North America, Europe and Asia. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

     The Company's cash and cash equivalents are deposited in several financial institutions, including institutions located within all of the countries in which it manufactures photomasks. Portions of deposits in some of these institutions may exceed the amount of insurance available for such deposits at these institutions. As these deposits are generally redeemable upon demand and are held by high quality, reputable institutions, the Company considers them to bear minimal credit risk. The Company further mitigates credit risks related to its cash and cash equivalents by spreading such risk among a number of institutions.

NOTE 19 – OTHER COMPREHENSIVE INCOME

     The Company's other comprehensive income, as reported in the consolidated statements of equity, consists of all changes in equity during the periods presented except those resulting from investments by owners and distributions to owners. The components of other comprehensive income for the last three fiscal years, net of tax, were as follows:

	Foreign		Changes in
	Currency	Amortization	Unrealized		Total Other
	Translation	of Cash Flow	Investment		Comprehensive
	Adjustments	Hedges	Gains (Losses)	Other	Income
Year Ended October 31, 2010
Attributable to Photronics, Inc.	$13,451	$129	$-	$(159)	$13,421
Attributable to noncontrolling interests	3,123	-	-	(117)	3,006
Total other comprehensive income	16,574	129	-	(276)	16,427
Income tax benefit (expense)	-	-	-	65	65
Other comprehensive income, net of tax	$16,574	$129	$-	$(211)	$16,492

	Foreign		Changes in
	Currency	Amortization	Unrealized		Total Other
	Translation	of Cash Flow	Investment		Comprehensive
	Adjustments	Hedges	Gains (Losses)	Other	Income
Year ended November 1, 2009
Attributable to Photronics, Inc.	$10,712	$576	$62	$(238)	$11,112
Attributable to noncontrolling interests	342	-	39	(101)	280
Total other comprehensive income	11,054	576	101	(339)	11,392
Income tax benefit (expense)	-	-	-	-	-
Other comprehensive income, net of tax	$11,054	$576	$101	$(339)	$11,392

	Foreign		Changes in
	Currency	Amortization	Unrealized		Total Other
	Translation	of Cash Flow	Investment		Comprehensive
	Adjustments	Hedges	Gains (Losses)	Other	Income
Year ended November 2, 2008
Attributable to Photronics, Inc.	$(62,234)	$193	$(279)	$2	$(62,318)
Attributable to noncontrolling interests	(824)	-	-	-	(824)
Total other comprehensive income	(63,058)	193	(279)	2	(63,142)
Income tax benefit (expense)	-	-	-	-	-
Other comprehensive income (loss),
net of tax	$(63,058)	$193	$(279)	$2	$(63,142)

     The foreign currency translation adjustment amount of $63.1 million for the fiscal year ended November 2, 2008, was primarily due to the weakening of the Korean won against the U.S. dollar.

NOTE 20 - OTHER RELATED PARTY TRANSACTIONS

     The chairman of the board and chief executive officer of the Company is also the chairman of the board and majority shareholder of a company that provides secure managed information technology services to Photronics. Another director of the Company is also a shareholder, chief executive officer and executive vice chairman of this company. Since 2002, the Company has entered into various service contracts with this company to provide services to all of the Company's worldwide facilities. The Company incurred expenses for services provided by this company of $2.6 million, $2.8 million and $3.3 million in fiscal years 2010, 2009 and 2008, respectively and, as of October 31, 2010, had an outstanding balance of $0.4 million due to this company. As of October 31, 2010, the Company had contracted with this company for various services through October 1, 2013, at a cost of approximately $4.9 million.

     The Company purchases photomask blanks from a company of which an officer of the Company is a significant shareholder. The Company purchased $21.9 million, $25.5 million, and $28.5 million of photomask blanks from this company in 2010, 2009, and 2008, respectively, for which the amount owed to this company was $4.3 million at October 31, 2010 and $6.5 million at November 1, 2009.

     The Company believes that the terms of its transactions with related parties described above were negotiated at arm's length and were no less favorable to the Company than the Company could have obtained from unrelated third parties. See Note 4 for other related party transactions.

NOTE 21 - FAIR VALUE MEASUREMENTS

     The Company adopted SFAS No. 157 "Fair Value Measurements" (primarily codified under ASC 820) as of November 3, 2008, for all financial assets and liabilities measured on both a recurring and nonrecurring basis, and for nonfinancial assets and liabilities measured on a recurring basis. This guidance defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. An "orderly transaction" is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities (i.e. it is not a forced transaction). The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. Therefore, the objective of a fair value measurement is to determine the price that would be received to sell the asset or paid to transfer the liability (an exit price) at the measurement date.

     A fair value measurement further assumes that the hypothetical transaction occurs in the principal (or if no principal market exists, the most advantageous) market for the asset or liability. Further, a fair value measurement assumes a transaction involving the highest and best use of the asset and the consideration of assumptions that would be made by market participants when pricing the asset or liability, such as transfer restrictions (in the case of an asset) or nonperformance risk.

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

     Level 1 - Inputs are prices in active markets for identical securities that are accessible at the measurement date.

     Level 2 - Inputs other than quoted prices included within Level 1 are observable for the asset or liability, either directly or indirectly. At October 31, 2010 and November 1, 2009, the Company's Level 2 liabilities are certain common stock warrants, which are included in other liabilities.

     Level 3 - Inputs are unobservable inputs for the asset or liability. At November 1, 2009, the Company's Level 3 asset was a foreign bond fund that is included in other current assets.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

     The tables below present assets and liabilities as of October 31, 2010 and November 1, 2009, that are measured at fair value on a recurring basis.

	October 31, 2010
	Quoted
	Prices
	in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Common stock warrants	$-	$(1,881)	$-	$(1,881)
Total liabilities	$-	$(1,881)	$-	$(1,881)

	November 1, 2009
	Quoted
	Prices
	in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Foreign bond fund	$-	$-	$148	$148
Total assets	$-	$-	$148	$148
Common stock warrants	$-	$(3,205)	$-	$(3,205)
Total liabilities	$-	$(3,205)	$-	$(3,205)

     The foreign bond fund above represents the Company's investment in a fund whose fair value was provided by the trust. During the three month period ended August 1, 2010, the Company determined that its investment in the fund was not recoverable. As a result of this determination, the Company wrote off its entire investment in the fund. This resulted in a net of tax charge of $0.2 million (included in investment and other income (expense), net) and a reclassification adjustment of an unrealized holding gain to earnings of $0.1 million.

     The fair value of the common stock warrants liability was determined using the Black-Scholes option pricing model. A significant observable input into the model included the market price of the Company's common stock at the measurement date. Gains or losses related to fair value adjustments to the common stock warrants liability are included in other income (expense), net.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

     The Company, as permitted under accounting guidance issued in 2008, elected to defer the effective date for applying fair value guidance to its nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis until November 2, 2009. As a result of this election, certain long-lived assets that, in fiscal year 2009 and in connection with the Company's restructuring initiatives, were measured at fair value on a nonrecurring basis did not have fair value disclosure provisions applied to them. The Company did not have any nonfinancial assets or liabilities measured at fair value on a nonrecurring basis at October 31, 2010.

Fair Value of Other Financial Instruments

     The fair values of the Company's cash and cash equivalents, accounts receivable, accounts payable, and certain other current assets and current liabilities approximate their carrying value due to their short-term maturities. The fair value of the Company's variable rate long-term debt approximates its carrying value due to the variable nature of the underlying interest rates. The estimated fair value of the Company's outstanding 5.5% convertible senior notes was approximately $83.2 million and $63.3 million at October 31, 2010 and November 1, 2009, respectively.

NOTE 22 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth certain unaudited quarterly financial data:

	First	Second	Third	Fourth	Year
Fiscal 2010:	(a) (b)	(c) (d) (e)	(f)	(g) (h)	(e) (i) (j)

Net sales	$98,197	$105,070	$112,251	$110,036	$425,554
Gross margin	18,177	22,090	26,272	25,276	91,815
Net income	408	8,605	7,607	8,462	25,082
Net income attributable to Photronics, Inc.	213	7,873	7,691	8,145	23,922

Earnings per share:
Basic	$0.00	$0.15	$0.14	$0.15	$0.45
Diluted	$0.00	$0.14	$0.13	$0.14	$0.43

Fiscal 2009:	(k)	(l) (m)	(n) (o)	(p) (q) (r)	(r) (s) (t)

Net sales	$88,042	$83,232	$95,401	$94,678	$361,353
Gross margin	10,559	11,440	18,054	17,018	57,071
Net income (loss)	(9,967)	(10,156)	(22,448)	1,144	(41,427)
Net income (loss) attributable to Photronics, Inc.	(10,233)	(10,072)	(22,847)	1,242	(41,910)

Earnings (loss) per share:
Basic	$(0.25)	$(0.24)	$(0.55)	$0.03	$(0.97)
Diluted	$(0.25)	$(0.24)	$(0.55)	$(0.11)	$(0.97)

(a)	Includes consolidation and restructuring charges of $0.2 million net of tax in connection with the closure of the Company’s Shanghai, China, manufacturing facility.

(b)	Includes non-cash mark-to-market gain of $0.1 million net of tax in connection with warrants issued to purchase the Company’s stock.

(c)	Includes consolidation and restructuring credits of $5.0 million net of tax that primarily resulted from the sale of the Company’s Shanghai, China, manufacturing facility, which was sold in connection with its closure.

(d)	Includes non-cash mark-to-market charge of $0.9 million net of tax in connection with warrants issued to purchase the Company’s stock.

(e)	Includes $1.0 million charge net of tax for the write-off of deferred financing fees that resulted from an amendment of the Company’s revolving credit facility.

(f)	Includes non-cash mark-to-market gain of $0.4 million net of tax in connection with warrants issued to purchase the Company’s stock.

(g)	Includes consolidation and restructuring credits of $0.2 million net of tax that primarily resulted from the sale of the Company’s Shanghai, China, manufacturing facility, which was sold in connection with its closure.

(h)	Includes non-cash mark-to-market charge of $0.5 million net of tax in connection with warrants issued to purchase the Company’s stock.

(i)	Includes consolidation and restructuring credits of $5.0 million net of tax in connection with the closure of the Company’s Shanghai, China, manufacturing facility.

(j)	Includes non-cash mark-to-market charge of $0.9 million net of tax in connection with warrants issued to purchase the Company’s stock.

(k)	Includes consolidation and restructuring charges of $1.7 million ($1.3 million net of tax) in connection with the closure of the Company's Manchester, U.K., manufacturing facility.

(l)	Includes consolidation and restructuring charges of $0.4 million ($0.3 million net of tax) in connection with the closure of the Company's Manchester, U.K., manufacturing facility.

(m)	Includes impairment charge of $1.5 million ($1.1 million net of tax) relating to the Company's Manchester, U.K., manufacturing facility.

(n)	Includes consolidation and restructuring charges of $10.7 million ($10.5 million net of tax) in connection with the closures of the Company's Shanghai, China and Manchester, U.K., manufacturing facilities.

(o)	Includes non-cash mark-to-market charge of $6.8 million net of tax in connection with warrants issued to purchase the Company's common stock.

(p)	Includes consolidation and restructuring charges of $0.8 million ($0.6 million net of tax) in connection with the closures of the Company's Shanghai, China and Manchester, U.K., manufacturing facilities.

(q)	Includes non-cash mark-to-market gain of $6.5 million net of tax in connection with warrants issued (and a portion cancelled) to purchase the Company's common stock and deferred financing fees write-off of $3.7 million net of tax in connection with repayment of debt.

(r)	Includes gain on sale of the Company's Manchester, U.K., facility of $2.0 million ($1.5 million net of tax).

(s)	Includes consolidation and restructuring charges of $13.6 million ($12.9 million net of tax) in connection with the closures of the Company's Shanghai, China and Manchester, U.K., manufacturing facilities.

(t)	Includes non-cash mark-to-market charge of $0.3 million net of tax, in connection with warrants issued to purchase the Company's common stock.

NOTE 23 - RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2010, the FASB amended its guidance on disclosures for financing receivables with the intention of providing additional information to assist financial statement users in assessing an entity's credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosure requirements in the amended guidance that are as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010, and the disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company expects to provide any applicable disclosures required by this amended guidance beginning in the first quarter of its 2011 fiscal year.

     In September 2009, the FASB issued revised guidance for multiple-deliverable revenue arrangements. This guidance changes the criteria for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable. Under the revised guidance, the selling price for each deliverable in a multiple-deliverable arrangement will, in order of preference and when available, be based on vendor specific objective evidence, third party evidence, or estimated selling price. The revised guidance prescribes that an estimated selling price be determined in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis, eliminates the residual method of allocation, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The revised guidance also significantly expands the disclosures related to multiple-deliverable arrangements, and is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this guidance by the Company on November 1, 2010 did not have a material impact on the Company's consolidated financial statements.

     In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. The amended standards require an enterprise to perform an analysis to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis is performed in order to identify the primary beneficiary of the variable interest entity as being the enterprise that has certain characteristics described in the amended standards. The amended standards, in addition to other requirements, require an enterprise to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's financial performance, and mandates ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. These amended standards are effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim financial statements within those fiscal years. The Company is currently evaluating the impact, if any, this guidance will have on its consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company has established and currently maintains disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), designed to ensure that information required to be disclosed in its reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms, and (ii) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2010, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control - Integrated Framework." Management, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, assessed that the Company's internal control over financial reporting was effective as of October 31, 2010.

     The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company's internal control over financial reporting as of October 31, 2010, as stated in their attestation report on page 33 of this Form 10-K.

January 14, 2011

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information as to Directors required by Item 401, 405 and 407(c)(3)(d)(4) and (d)(5) of Regulation S-K is set forth in the Company's 2011 definitive Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the fiscal year covered by this Form 10-K under the caption "PROPOSAL 1 - ELECTION OF DIRECTORS," "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and in paragraph three under the caption "MEETINGS AND COMMITTEES OF THE BOARD," and is incorporated in this report by reference. The information as to Executive Officers is included in the Company's 2011 definitive Proxy Statement under the caption "EXECUTIVE OFFICERS" and is incorporated in this report by reference.

     The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller. A copy of the code of ethics may be obtained, free of charge, by writing to the vice president general counsel of Photronics, Inc. at 15 Secor Road, Brookfield, Connecticut 06804.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K and paragraph (e)(4) and (e)(5) of Item 407 is set forth in the Company's 2011 definitive Proxy Statement under the captions "EXECUTIVE COMPENSATION," "CERTAIN AGREEMENTS", "DIRECTORS' COMPENSATION", "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "COMPENSATION COMMITTEE REPORT," respectively, and is incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The information required by Item 403 of Regulation S-K is set forth in the Company's 2011 definitive Proxy Statement under the caption "OWNERSHIP OF COMMON STOCK BY DIRECTORS, OFFICERS AND CERTAIN BENEFICIAL OWNERS", and is incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The information required by Items 404 and Item 407(a) of Regulation S-K is set forth in the Company's 2011 definitive Proxy Statement under the captions "MEETINGS AND COMMITTEES OF THE BOARD" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS", respectively, and is incorporated in this report by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 9(e) of Rule 14a-101 of the Exchange Act is set forth in the Company's 2011 definitive Proxy Statement under the captions "FEES PAID TO THE INDEPENDENT AUDITORS" and "AUDIT COMMITTEE REPORT," and is incorporated in this report by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following documents are filed as part of this report:

		Page
		No.
1.	Financial Statements: See "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" in Part II, Item 8 of this Form 10-K.	32

2.	Financial Statement Schedules:

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule for the years ended October 31, 2010, November 1, 2009 and November 2, 2008	69

	Schedule II - Valuation and Qualifying Accounts for the years ended October 31, 2010, November 1, 2009 and November 2, 2008	70

	All other schedules are omitted because they are not applicable.

3.	Exhibits	70

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

Board of Directors and Shareholders
Photronics, Inc.
Brookfield, Connecticut

     We have audited the consolidated financial statements of Photronics, Inc. and subsidiaries (the "Company") as of October 31, 2010 and November 1, 2009, and for each of the three fiscal years ended October 31, 2010, November 1, 2009 and November 2, 2008, and the Company's internal control over financial reporting as of October 31, 2010, and have issued our report thereon dated January 14, 2011 (which report expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of new accounting standards for noncontrolling interests as set forth in Consolidation Topic No. 810 of the Accounting Standards Codification); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
January 14, 2011

	Schedule II

	Valuation and Qualifying Accounts
	for the Years Ended October 31, 2010, November 1, 2009
	and November 2, 2008
	(in thousands)

	Balance at	Charge to			Balance at
	Beginning of	Costs and			End of
	Year	Expenses	Deductions		Year
Allowance for Doubtful Accounts

Year ended October 31, 2010	$2,669	$1,975	$(409)	(a)	$4,235
Year ended November 1, 2009	$2,788	$538	$(657)	(a)	$2,669
Year ended November 2, 2008	$3,721	$(481)	$(452)	(a)	$2,788

Deferred Tax Asset Valuation Allowance

Year ended October 31, 2010	$54,734	$12,976	$(9,565)	(b)	$58,145
Year ended November 1, 2009	$48,149	$6,585	$-		$54,734
Year ended November 2, 2008	$39,392	$8,757	$-		$48,149

(a)	Uncollectible accounts written off

(b)	Mainly due to reversal of valuation allowance for Shanghai, China facility closure and impact of reduced income tax rates in Taiwan.

EXHIBITS INDEX

Exhibit
Number	Description
3.1	Certificate of Incorporation as amended July 9, 1986, April 9, 1990, March 16, 1995, November 13, 1997, April 15, 2002 and June 20, 2005 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2007).

3.2	By-laws of the Company, (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File Number 33-11694, which was declared effective by the Commission on March 10, 1987).

4.1	Form of Indenture between the Company and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 File Number 333-160235 which was filed on June 25, 2009).

4.2	Indenture dated September 16, 2009 between the Company and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8K filed September 17, 2009 (Commission File Number 0-15451)).

4.3	Supplement to Indenture dated September 16, 2009 between the Company and the Bank of New York, as Trustee relating the issuance of the Company’s 5.5% Convertible Notes due 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8K filed September 17, 2009 (Commission File Number 0-15451)).

4.4	The Company will furnish to the Commission upon request any other debt instrument referred to in Item 601(b)(4)(iii)(A) of Regulation S-K.

10.1	Master Service Agreement dated January 11, 2002 between the Company and RagingWire Telecommunications, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2009).

10.2	Underwriting Agreement between the Company and Morgan Stanley & Co. Incorporated dated September 10, 2009 relating to the issuance of the Company’s 5.5% Convertible Notes due 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K filed September 11, 2009 (Commission File Number 0-15451)).

10.3	Underwriting Agreement between the Company and Morgan Stanley & Co. Incorporated dated September 10, 2009 relating to the issuance of 9,638,554 shares of common stock (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8K filed September 11, 2009 (Commission File Number 0-15451)).

10.4	Warrant Agreement between the Company and Intel Capital Corporation dated September 10, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8K filed September 11, 2009 (Commission File Number 0-15451)).

10.5	Warrant Agreement between the Company and Intel Capital Corporation dated September 10, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8K filed September 11, 2009 (Commission File Number 0-15451)).

10.6	The Company’s 1992 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-8, File Number 33-47446 which was filed April 24, 1994).+

10.7	Amendment to the Employee Stock Purchase Plan as of March 24, 2004*+

10.8	Amendment to the Employee Stock Purchase Plan as of April 8, 2010 (incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q filed on June 10, 2010).+

10.9	The Company’s 2007 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333).+

10.10	Amendment to the 2007 Long Term Equity Incentive Plan as of April 8, 2010 (incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q filed on June 10, 2010).+

10.11	Consulting Agreement between the Company and Constantine S. Macricostas, dated July 11, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 13, 2005 (Commission File Number 0-15451)).+

10.12	Amendment No. 1 to the Consulting Agreement between Constantine S. Macricostas and the Company dated November 10, 2008 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10K for the fiscal year ended November 2, 2008 (Commission File No. 0-15451)).+

10.13	Executive Employment Agreement between the Company and Sean T. Smith dated February 20, 2003 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2009).+

10.14	Limited Liability Company Operating Agreement of MP Mask Technology Center, LLC between Micron Technology, Inc. ("Micron") and Photronics, Inc. ("Photronics") dated May 5, 2006 (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q filed on June 8, 2006 (Commission File No. 0- 15451)).#

10.15	Contribution and Units Purchase Agreement between Micron, Photronics and MP Mask Technology Center, LLC ("MP Mask") dated May 5, 2006 (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q filed on June 8, 2006 (Commission File No. 0-15451)).#

10.16	Technology License Agreement among Micron, Photronics and MP Mask dated May 5, 2006 (incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q filed on June 8, 2006 (Commission File No. 0-15451)).#

10.17	Photronics to Micron Supply Agreement between Micron and Photronics dated May 5, 2006 (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q filed on June 8, 2006 (Commission File No. 0-15451)).#

10.18	Company to Photronics Supply Agreement between MP Mask and Photronics dated May 5, 2006 (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed on June 8, 2006 (Commission File No. 0-15451)).#

10.19	Operating Lease Agreement dated May 19, 2009 between the Company and Micron (incorporated by reference to Exhibit 8.02 to the Company’s Current Report on Form 8K filed on July 6, 2009 (Commission File N0. 0-15451)).

10.20	Executive Employment Agreement between the Company and Soo Hong Jeong dated August 24, 2001, as amended March 18, 2004, November 28, 2005 and June 9, 2006 (incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed on September 7, 2006 (Commission File No. 0-15451)).+

10.21	Extension of Executive Employment Agreement between the Company and Soo Hong Jeong effective October 29, 2006 and ending on October 28, 2007 (incorporated by reference to Exhibit 1.01 to the Company's Current Report on Form 8-K filed on January 3, 2007 (Commission File No. 0-15451)).+

10.22	Extension of Executive Employment Agreement between the Company and Soo Hong Jeong effective October 28, 2007 and ending October 27, 2008 (incorporated by reference to Exhibit 1.01 to the Company's Current Report on Form 8-K Filed on November 8, 2007 (Commission File No. 0-15451)).+

10.23	Extension of Executive Employment Agreement between the Company and Soo Hong Jeong effective October 28, 2008 and ending October 27, 2009 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on November 17, 2008 (Commission File No. 0-15451)).+

10.24	Extension of Executive Employment Agreement between the Company and Soo Hong Jeong effective October 28, 2009 and ending October 27, 2010 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2009).+

10.25	Executive Employment Agreement between the Company and Christopher J. Progler, Vice President, Chief Technology Officer dated September 10, 2007 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on January 11, 2008 (Commission File No. 0-15451)).+

10.26	Executive Employment Agreement between the Company and Peter Kirlin dated May 21, 2010 (incorporated by reference to Exhibit 10.42 of the Company's Quarterly Report on Form 10-Q filed on June 10, 2010).+

10.27	Executive Employment Agreement between the Company and Richelle Burr dated May 21, 2010 (incorporated by reference to Exhibit 10.43 of the Company's Quarterly Report on Form 10-Q filed on June 10, 2010).+

10.28	Amended and Restated Credit Agreement dated as of February 12, 2010 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on February 16, 2010).

10.29	Amendment No. 1 to the Credit Agreement dated as of May 7, 2010 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 13, 2010).

10.30	Amendment No. 2 to the Credit Agreement dated September 17, 2010 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on September 21, 2010).

10.31	Security Agreement dated December 12, 2008 by and among the Company, the subsidiaries of the Company listed on the signature page and JPMorgan Chase Bank National Association (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10Q for the quarterly period ended May 3, 2009 (Commission File Number 0-15451)).

10.32	Warrant Agreement dated May 15, 2009 by and among the Company and the Purchasers Named Therein (incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10Q for the quarterly period ended May 3, 2009 (Commission File No. 0-15451)).

10.33	Registration Rights Agreement dated as of May 15, 2009 by and among the Company and the Holders Named Therein (incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10Q for the quarterly period ended May 3, 2009 (Commission File No. 0-15451)).

21	List of Subsidiaries of the Company.*

23	Consent of Deloitte & Touche LLP.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

+	Represents a management contract or compensatory plan or arrangement.

#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

*	Represents an exhibit that is filed with this Annual Report on Form 10-K.

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

PHOTRONICS, INC.
(Registrant)

By	/s/ SEAN T. SMITH	January 14, 2011
Sean T. Smith
Senior Vice President
Chief Financial Officer
(Principal Accounting Officer/
Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ CONSTANTINE S. MACRICOSTAS	January 14, 2011
Constantine S. Macricostas
Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)

By	/s/ SEAN T. SMITH	January 14, 2011
Sean T. Smith
Senior Vice President
Chief Financial Officer
(Principal Accounting Officer/
Principal Financial Officer)

By	/s/ WALTER M. FIEDEROWICZ	January 14, 2011
Walter M. Fiederowicz
Director

By	/s/ JOSEPH A. FIORITA, JR.	January 14, 2011
Joseph A. Fiorita, Jr.
Director

By	/s/ GEORGE C. MACRICOSTAS	January 14, 2011
George C. Macricostas
Director

By	/s/ MITCHELL G. TYSON	January 14, 2011
Mitchell G. Tyson
Director