Form 10-Q
period 2011-01-30
PHOTRONICS INC
filed 2011-03-04
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

None
(Former name, former address and formal fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2011
Common Stock, $0.01 par value	54,260,114 Shares

Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of Photronics, Inc. ("Photronics" or the "Company"). These statements are based on management's beliefs, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be identified by words like "expect", "anticipate", "believe", "plan", "projects", and similar expressions. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this quarterly report on Form 10-Q, in press releases, written statements, or other documents filed with the Securities and Exchange Commission or, in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls, regarding the consummation and benefits of future acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. These factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements. Factors that might affect such forward-looking statements include, but are not limited to, overall economic and business conditions; economic and political conditions in international markets; the demand for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; changes in federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate fluctuations and other capital market conditions, including changes in the market price of the Company's common stock; foreign currency exchange rate fluctuations; changes in technology; the timing, impact, and other uncertainties of future acquisitions; the seasonal and cyclical nature of the semiconductor and flat panel display industries; management changes; damage or destruction to the Company's facilities by natural disasters, labor strikes, political unrest, or terrorist activity; the ability of the Company to: place new equipment in service on a timely basis; obtain additional financing; achieve anticipated synergies and other cost savings in connection with acquisitions and productivity programs; fully utilize its tools; achieve desired yields, pricing, product mix, and market acceptance of its products; and obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company's expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements.

PHOTRONICS, INC.
AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION	Page
Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at
	January 30, 2011, and October 31, 2010	4

	Condensed Consolidated Statements of Income
	for the Three Months Ended
	January 30, 2011, and January 31, 2010	5

	Condensed Consolidated Statements of Cash Flows
	for the Three Months Ended
	January 30, 2011, and January 31, 2010	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis
	of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	28

Item 6.	Exhibits	28

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	January 30,	October 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$112,723	$98,945
Accounts receivable, net of allowance of $4,477 in 2011
and $4,235 in 2010	80,672	82,951
Inventories	21,139	15,502
Deferred income taxes	1,280	1,173
Other current assets	7,016	7,231
Total current assets	222,830	205,802

Property, plant and equipment, net	386,860	369,814
Investment in joint venture	65,773	61,127
Intangible assets, net	46,242	47,748
Other assets	18,844	19,388
	$740,549	$703,879

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term borrowings	$12,009	$11,467
Accounts payable	95,755	77,630
Accrued liabilities	33,549	30,132
Total current liabilities	141,313	119,229

Long-term borrowings	70,631	78,852
Deferred income taxes	493	499
Other liabilities	9,650	9,356
Total liabilities	222,087	207,936

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value,
2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value,
150,000 shares authorized, 53,865 shares issued and outstanding
at January 30, 2011 and 53,779 at October 31, 2010	539	538
Additional paid-in capital	437,360	436,825
Retained earnings (accumulated deficit)	9,487	(2,624)
Accumulated other comprehensive income	12,906	7,062
Total Photronics, Inc. shareholders' equity	460,292	441,801
Noncontrolling interests	58,170	54,142
Total equity	518,462	495,943
	$740,549	$703,879

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	January 30,	January 31,
	2011	2010
Net sales	$120, 823	$98,197
Costs and expenses:
Cost of sales	(90,229)	(80,020)
Selling, general and administrative	(10,713)	(10,149)
Research and development	(3,771)	(3,954)
Consolidation, restructuring and related charges	-	(193)
Operating income	16,110	3,881
Other income (expense):
Interest expense	(1,711)	(2,921)
Investment and other income, net	2,668	468
Income before income taxes	17,067	1,428
Income tax provision	(3,483)	(1,020)
Net income	13,584	408
Net income attributable to noncontrolling interests	(1,473)	(195)
Net income attributable to Photronics, Inc.	$12,111	$213
Earnings per share:
Basic	$0.23	$0.00
Diluted	$0.20	$0.00
Weighted-average number of common shares outstanding:
Basic	53,817	53,102
Diluted	66,411	54,824

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	January 30,	January 31,
	2011	2010
Cash flows from operating activities:
Net income	$13,584	$408
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	23,189	22,424
Changes in assets and liabilities:
Accounts receivable	4,139	(5,349)
Inventories	(5,299)	(743)
Other current assets	360	(4,642)
Accounts payable, accrued liabilities, and other	5,682	4,317
Net cash provided by operating activities	41,655	16,415
Cash flows from investing activities:
Purchases of property, plant and equipment	(19,120)	(21,457)
Investment in joint venture	(3,999)	-
Cash deposit received on sale of facility	-	4,190
Increase in restricted cash	-	(1,250)
Proceeds from sales of short-term investments and other	-	43
Net cash used in investing activities	(23,119)	(18,474)
Cash flows from financing activities:
Repayments of long-term borrowings	(24,346)	(7,250)
Proceeds from long-term borrowings	17,000	3,822
Proceeds from share-based payments	159	30
Net cash used in financing activities	(7,187)	(3,398)
Effect of exchange rate changes on cash	2,429	1,319
Net increase (decrease) in cash and cash equivalents	13,778	(4,138)
Cash and cash equivalents at beginning of period	98,945	88,539
Cash and cash equivalents at end of period	$112,723	$84,401

Supplemental disclosure of cash flow information:
Change in accrual for purchases of property, plant
and equipment	$13,273	$(227)

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended January 30, 2011 and January 31, 2010
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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending October 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2010.

NOTE 2 - CHANGES IN EQUITY AND COMPREHENSIVE INCOME

     The following tables set forth the Company's consolidated changes in equity and comprehensive income (all items of other comprehensive income are net of tax of $0) for the three months ended January 30, 2011 and January 31, 2010:

	Three Months Ended January 30, 2011
	Photronics, Inc. Shareholders
					Accum-
				Accum-	ulated
				ulated	Other
			Add'l	(Deficit)	Compre-	Total	Non-
	Common Stock		Paid-in	Retained	hensive	Photronics,	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Inc.	Interests	Equity
Balance at November 1, 2010	53,779	$538	$436,825	$(2,624)	$7,062	$441,801	$54,142	$495,943
Comprehensive income:
Net income	-	-	-	12,111	-	12,111	1,473	13,584
Amortization of cash flow hedges	-	-	-	-	32	32	-	32
Foreign currency translation
adjustments	-	-	-	-	5,812	5,812	2,555	8,367
Total comprehensive income						17,955	4,028	21,983
Sale of common stock through
employee stock option and
purchase plans	65	1	58	-	-	59	-	59
Restricted stock awards vesting
and expense	21	-	188	-	-	188	-	188
Share-based compensation expense	-	-	289	-	-	289	-	289
Balance at January 30, 2011	53,865	$539	$437,360	$9,487	$12,906	$460,292	$58,170	$518,462

	Three Months Ended January 31, 2010
	Photronics, Inc. Shareholders
					Accum-
					ulated
					Other
			Add'l	Accum-	Compre-	Total	Non-
	Common Stock		Paid-in	ulated	hensive	Photronics,	controlling	Total
	Shares	Amount	Capital	Deficit	Loss	Inc.	Interests	Equity
Balance at November 2, 2009	53,011	$530	$432,160	$(26,546)	$(6,389)	$399,755	$49,941	$449,696
Comprehensive income:
Net income	-	-	-	213	-	213	195	408
Amortization of cash flow hedges	-	-	-	-	32	32	-	32
Foreign currency translation
adjustments	-	-	-	-	5,913	5,913	915	6,828
Total comprehensive income						6,158	1,110	7,268
Sale of common stock through
employee stock option and
purchase plan	40	-	30	-	-	30	-	30
Share-based compensation
expense	-	-	428	-	-	428	-	428
Restricted stock awards vesting
and expense	42	-	149	-	-	149	-	149
Common stock warrants exercised	188	3	865	-	-	868	-	868
Balance at January 31, 2010	53,281	$533	$433,632	$(26,333)	$(444)	$407,388	$51,051	$458,439

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

     This joint venture is a variable interest entity ("VIE") (as that term is defined in the Accounting Standards Codification ("ASC") ) primarily because all costs of the joint venture will be passed on to the Company and Micron through purchase agreements they have entered into with the joint venture. In accordance with accounting guidance issued by the Financial Accounting Standards Board (“FASB”) in June 2009, the Company, in its first quarter of fiscal 2011, performed an analysis to ascertain whether its interest in MP Mask gives it a controlling financial interest in this VIE. The purpose of this determination was to identify the primary beneficiary (which is defined in the ASC as the entity that consolidates a VIE) of the VIE. As a result of the analysis, the Company determined that Micron is the primary beneficiary of the VIE, by virtue of its greater voting power, if necessary, within MP Mask’s Board of Managers, thereby giving it the power to direct the activities of MP Mask that most significantly impact its economic performance, which includes decision making authority in the ordinary course of business, as well as the purchase of a majority of the products produced by the VIE.

     The Company has utilized MP Mask for both high-end IC photomask production and research and development purposes. MP Mask charges its variable interest holders based on their actual usage of its facility. MP Mask separately charges for any research and development activities it engages in at the requests of its owners. The Company recorded cost of sales of $3.5 million and $1.2 million during the three month periods ended January 30, 2011 and January 31, 2010, respectively, and research and development expenses of $0.2 million during each of the three month periods.

     MP Mask is governed by a Board of Managers, appointed by Micron and the Company. Since MP Mask's inception, Micron, as a result of its majority ownership, has appointed the majority of its managers. The number of managers appointed by each party is subject to change as ownership interests change. Under the MP mask joint venture operating agreement, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount defined in the operating agreement. However, should the Board of Managers determine that further additional funding is required, the joint venture shall pursue its own financing. If the joint venture is unable to obtain its own financing, it may request additional capital contributions from the Company. Should the Company choose not to make a requested contribution to the joint venture, its ownership interest may be reduced. The Company made an additional capital contribution of $4 million to MP Mask during its first quarter of fiscal 2011 related to a capital call requested by the joint venture. The Company did not make any contributions to MP Mask during its first quarter of fiscal 2010, and did not receive any distributions from MP Mask during its first quarter of fiscal 2011 or 2010.

     The Company's investment in the VIE, which represents its maximum exposure to loss, was $65.8 million at January 30, 2011 and $61.1 million at October 31, 2010. These amounts are reported in the Company's condensed consolidated balance sheets as "Investment in joint venture". The Company recorded income from its investment in the VIE of $0.7 million in its first quarter of fiscal 2011, which is included in "Investment and other income, net" in its condensed consolidated statement of income.

NOTE 4 - LONG-TERM BORROWINGS

     Long-term borrowings consist of the following:

	January 30,	October 31,
	2011	2010
5.5% convertible senior notes due
on October 1, 2014	$57,500	$57,500
Borrowings under revolving credit facility, which
bore interest at a variable rate, as defined (3.8% at
October 31, 2010)	-	5,000
8.0% capital lease obligation payable through
January 2013	14,557	16,220
5.6% capital lease obligation payable through
October 2012	7,962	8,645
4.75% financing loan with customer	2,621	2,954
	82,640	90,319
Less current portion	12,009	11,467
	$70,631	$78,852

     On February 12, 2010, the Company amended its revolving credit facility, which was originally established on June 6, 2007, to a three-year $50 million revolving credit facility ("the credit facility"). At the time of the February 12, 2010, amendment, the then existing revolving credit facility and term loan were repaid in full with borrowings from the credit facility of $20.8 million and, in connection therewith, the Company wrote off $1.0 million of deferred financing fees. On May 7, 2010, the credit facility was further amended to increase its borrowing capacity to $65 million. The credit facility bears interest at LIBOR plus a spread (3.8% at January 30, 2011), as defined in the agreement, based upon the Company's total leverage ratio. On January 5, 2011, a $10 million irrevocable stand-by letter of credit, for the purchase of manufacturing equipment, was issued under the Company's revolving credit facility. As of January 30, 2011, the Company had no outstanding borrowings under the credit facility and $55 million was available for borrowing.

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

     In May 2009, the Company amended its then existing revolving credit facility and entered into a warrant agreement with its lenders for 2.1 million shares of its common stock. Forty percent of the warrants (0.8 million) were exercisable upon issuance while the remaining warrants were cancelled as a result of the Company's September 2009 early repayment of a portion of the outstanding balance under its June 6, 2007 credit agreement. As of January 30, 2011, approximately 0.5 million warrants had been exercised, and an additional 0.1 million warrants were exercised in February 2011. The warrants, approximately 0.3 million of which remained outstanding at January 30, 2011, are exercisable for one share of the Company's common stock, at an exercise price of $.01 per share. The warrant agreement also includes a net cash settleable put provision exercisable starting in May 2012 and a call provision exercisable starting in May 2013, both of which would be exercisable only if the Company's common stock was not traded on a national exchange. As a result of the aforementioned net cash settleable put provisions, the warrants were initially recorded as a liability (included in other liabilities) and have been subsequently reported at their fair value.

     On September 11, 2009, the Company sold, through a public offering, $57.5 million aggregate principal amount of 5.5% convertible senior notes which mature on October 1, 2014. Note holders may convert each $1,000 principal amount of notes to 196.7052 shares of stock (equivalent to an initial conversion price of approximately $5.08 per share of common stock) on or before September 30, 2014. The conversion rate may be increased in the event of a make-whole fundamental change (as defined in the prospectus supplement filed by the Company on September 11, 2009) and the Company may not redeem the notes prior to their maturity date. The net proceeds of the convertible senior notes offering were approximately $54.9 million, which were used to reduce outstanding amounts under the Company’s then existing credit facility.

     In January 2010 the Company borrowed $3.7 million from a customer to purchase manufacturing equipment. This loan bears interest at 4.75% and will be repaid with product supplied to the customer. Product valued at $0.3 million was shipped to the customer and applied against the loan during the first quarter of fiscal 2011; no product was shipped and applied against the loan during the first quarter of fiscal 2010. The Company estimates that the loan will be fully repaid in fiscal 2014.

     In the first quarter of 2008 a capital lease agreement commenced for the U.S. nanoFab facility. Quarterly lease payments, which bore interest at 8%, were $3.8 million through January 2013. This lease was cancelled in the third fiscal quarter of 2009, at which time the Company and Micron (the lessor) entered into a new lease agreement for the facility. Under the provisions of the new lease agreement, quarterly lease payments were reduced from $3.8 million to $2.0 million, the term of the lease was extended from December 31, 2012 to December 31, 2014, and ownership of the property will not transfer to the Company at the end of the lease term. As a result of the new lease agreement, the Company reduced its lease obligation and the carrying value of its assets under capital leases by approximately $28 million. The lease will continue to be accounted for as a capital lease until the end of its original lease term. For the additional two years of the new lease term, the lease will be accounted for as an operating lease. As of January 30, 2011, total capital lease amounts payable were $15.9 million, of which $14.6 million represented principal and $1.3 million represented interest.

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

NOTE 5 - COMMON STOCK WARRANTS

     On September 10, 2009, the Company entered into two warrant agreements with Intel Capital Corporation to purchase a total of 750,000 shares of the Company's common stock. Under one warrant agreement 500,000 shares of the Company's common stock can be purchased at an exercise price of $4.15 per share and under the second warrant agreement 250,000 shares of the Company's common stock can be purchased at an exercise price of $5.08 per share. The warrant agreements expire on September 10, 2014. Also on September 10, 2009 the Company and Intel Corporation entered into an agreement to share technical and operations information regarding the development of the Company's products, the capabilities of the Company's photomask manufacturing lines and the alignment of photomask toolsets. Intel Capital Corporation also invested in the Company's September 2009 convertible debt offering. The warrants were recorded at their fair value on their date of grant, which was determined using the Black-Scholes option pricing model. As of January 30, 2011, none of the warrants had been exercised.

     In conjunction with the May 2009 amendment to its then existing credit facility, the Company also entered into a warrant agreement with its lenders. See Notes 4 and 6 for further discussion of these warrants.

NOTE 6 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company utilizes derivative instruments to reduce its exposure to the effects of the variability of interest rates and foreign currencies on its financial performance when it believes such action is warranted. Historically, the Company has been a party to derivative instruments to hedge either the variability of cash flows of a prospective transaction or the fair value of a recorded asset or liability. In certain instances, the Company has designated these transactions as hedging instruments. However, whether or not a derivative was designated as being a hedging instrument, the Company's purpose for engaging in the derivative has always been for risk management and not speculative purposes. The Company historically has not been a party to a significant number of derivative instruments and does not expect its derivative activity to significantly increase in the foreseeable future.

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

     On May 15, 2009, in connection with an amendment to its credit facility, the Company issued 2.1 million warrants, each exercisable for one share of the Company's common stock at an exercise price of $0.01 per share. Forty percent of the warrants (0.8 million) were exercisable upon issuance, and the remaining balance was to become exercisable in twenty percent increments at various points in time after October 31, 2009. As a result of certain net cash settleable put provisions within the warrant agreement, the warrants were recorded as a liability in the Company's consolidated balance sheet. As of the issuance date and for future periods that such warrants remain outstanding, the Company has, and will continue to, adjust the liability based upon the current fair value of the warrants, with any changes in their fair value being recognized in earnings. Due to the warrants' exercise price of $0.01 per share, their fair value will approximate the market price of the Company's common stock. Approximately 1.2 million of these warrants were cancelled as a result of the Company's early repayment of certain amounts under its credit facility during the year ended November 1, 2009 and the associated liability was reduced accordingly (see Note 4 for further discussion).

     A portion of an existing loss on a cash flow hedge in the amount of $0.1 million is expected to be reclassified into earnings over the next twelve months.

     The table below presents the effect of derivative instruments on the Company's condensed consolidated balance sheets at January 30, 2011 and October 31, 2010.

Derivatives
Not Designated
as Hedging		Fair Value at
Instruments Under		January 30,	October 31,
ASC 815	Balance Sheet Location	2011	2010
Warrants on common stock	Other liabilities	$1,956	$1,881

     The table below presents the effect of derivative instruments on the Company's condensed consolidated statements of income for the three month periods ended January 30, 2011 and January 31, 2010.

Derivatives		Amount of Gain (Loss) Recognized
Not Designated		Related to Derivative Instruments
as Hedging		Three Months Ended
Instruments Under	Location of Gain (Loss)	January 30,	January 31,
ASC 815	Related to Derivative Instruments	2011	2010
Warrants on common stock	Investment and other income (expense), net	$(75)	$109

NOTE 7 - SHARE-BASED COMPENSATION

     In March 2007, shareholders approved a new share-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to, shares of the Company's common stock may be granted from shares authorized but unissued or shares previously issued and reacquired by the Company. A maximum of six million shares of common stock may be issued under the Plan. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. The Company incurred total share-based compensation costs of $0.5 million and $0.6 million for the three months ended January 30, 2011 and January 31, 2010, respectively. No share-based compensation cost was capitalized as part of inventory and no related income tax benefits were recorded during the periods presented.

Stock Options

     Option awards generally vest in one to four years, and have a ten-year contractual term. All incentive and non-qualified stock option grants have an exercise price equal to the market value of the underlying common stock on the date of grant. The grant date fair values of options are based on closing prices on the dates of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's stock. The Company uses historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that the options granted are expected to remain outstanding. The risk-free rate of return for the estimated term of the option is based on the U.S. Treasury yield curve in effect at the date of grant. The weighted-average inputs and risk-free rate of return ranges used to calculate the grant date fair value of options issued during the three month periods ended January 30, 2011 and January 31, 2010 are presented in the following table.

	Three Months Ended
	January 30,		January 31,
	2011		2010
Volatility	98.6%		89.3%
Risk free rate of return	1.0% - 1.6%		2.2% - 2.4%
Dividend yield	0.0%		0.0%
Expected term	4.2	years	4.5	years

     Information on outstanding and exercisable option awards as of January 30, 2011 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at January 30, 2011	3,944,109	$9.07	6.6 years	$8,729
Exercisable at January 30, 2011	2,287,515	$13.21	5.2 years	$3,370

     There were 251,500 share options granted during the three month period ended January 30, 2011 with a weighted-average grant date fair value of $4.67 per share and there were 846,400 share options granted during the three month period ended January 31, 2010 with a weighted-average grant date fair value of $2.97 per share. As of January 30, 2011, the total unrecognized compensation cost related to unvested option awards was approximately $3.0 million. That cost is expected to be recognized over a weighted-average amortization period of 3.1 years.

Restricted Stock

     The Company periodically grants restricted stock awards. The restrictions on these awards lapse over a service period that has ranged from less-than-one to eight years. There were 176,250 restricted stock awards issued during the three month period ended January 30, 2011, with a weighted-average grant date fair value of $6.71 per share and there were no restricted stock awards granted during the three month period ended January 31, 2010. As of January 30, 2011, the total compensation cost not yet recognized related to unvested restricted stock awards was approximately $1.8 million. That cost is expected to be recognized over a weighted-average amortization period of 2.8 years. As of January 30, 2011, there were 251,639 shares of restricted stock outstanding with an aggregate intrinsic value of $1.6 million.

NOTE 8 - CONSOLIDATION, RESTRUCTURING AND RELATED CHARGES

     In the third quarter of fiscal 2009, the Company ceased the manufacture of photomasks at its Shanghai, China, facility and recorded an initial restructuring charge of $10.1 million in the third quarter of fiscal 2009, which included $7.7 million to write down the carrying value of the Company's Shanghai manufacturing facility to its estimated fair value at that time. In the second quarter of fiscal 2010, the Company sold its facility in Shanghai, China, for net proceeds of $12.9 million ($4.2 million of which was received as a deposit in the first quarter of fiscal 2010), which resulted in a gain of $5.4 million. The gain was recorded as a credit to the restructuring reserve in that quarter. On a cumulative basis the Company recorded total net charges of $5.2 million, including $4.7 million of net asset write-downs, through its completion in fiscal 2010. The fair value of the assets written down was determined by management using a market approach. The following table sets forth the Company's restructuring reserve related to its Shanghai, China, facility as of January 31, 2010, and reflects the activity affecting the reserve for the three month period then ended.

	Three Months Ended
	January 31, 2010
	November 2,			January 31,
	2009	Charges	Utilized	2010
Employee terminations
and other	$134	$193	$(327)	$-

NOTE 9 - INCOME TAXES

     The effective income tax rate differs from the amount computed by applying the U.S. statutory rate of 35% to income before income taxes in the first quarter of fiscal 2011 primarily due to a higher level of earnings taxed at lower statutory rates in foreign jurisdictions, and in the first quarter of fiscal 2010 primarily because income tax provisions incurred in jurisdictions where the Company generated income before income taxes were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where the Company incurred losses before income taxes. Further, in Korea and at PSMC in Taiwan, various investment tax credits have been earned, which reduced the Company’s effective income tax rate.

     The Company accounts for uncertain tax positions by recording a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in its tax returns. The Company recognizes any interest and penalties related to uncertain tax positions in the income tax provision in its condensed consolidated statement of income.

     Unrecognized tax benefits associated with uncertain tax positions of $2.0 million were included in other liabilities in the condensed consolidated balance sheets at January 30, 2011 and October 31, 2010. Included in these amounts were $0.3 million for interest and penalties in the two periods. If recognized, the benefits would favorably affect the Company's effective income tax rate in future periods. As of January 30, 2011, the Company believes it is not reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months. Currently, the statutes of limitations remain open subsequent to, and including, 2006 in the U.S., 2008 in the U.K., 2008 in Germany, 2005 in Korea and 2007 in Taiwan.

NOTE 10 - EARNINGS PER SHARE

     The calculation of basic and diluted earnings per share is presented below.

	Three Months Ended
	January 30,	January 31,
	2011	2010
Net income attributable to Photronics, Inc.	$12,111	$213
Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effects	1,022	-
Fair value adjustment related to common stock warrants	-	(109)
Earnings for diluted earnings per share	$13,133	$104
Weighted-average common shares computations:
Weighted-average common shares used for
basic earnings per share	53,817	53,102
Effect of dilutive securities:
Convertible notes	11,311	-
Share-based payment awards	1,067	991
Common stock warrants	216	731
Potentially dilutive common shares	12,594	1,722
Weighted-average common shares used for
diluted earnings per share	66,411	54,824
Basic earnings per share	$0.23	$0.00
Diluted earnings per share	$0.20	$0.00

     The table below shows the outstanding weighted-average share-based payment awards and common stock warrants that were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be anti-dilutive. The table also shows convertible notes that, if converted, would have been anti-dilutive in the first fiscal quarter of 2010.

	Three Months Ended
	January 30,	January 31,
	2011	2010
Share-based payment awards	2,816	2,460
Common stock warrants	299	43
Convertible notes	-	11,311
Total potentially dilutive shares excluded	3,115	13,814

     In February 2011, the Company awarded approximately 0.3 million share-based payment awards to its employees, and approximately 0.1 million common stock warrants were exercised.

NOTE 11 – GEOGRAPHIC INFORMATION

     The Company operates as a single operating segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of ICs and FPDs. Geographic net sales are based primarily on where the Company's manufacturing facility is located. The Company's net sales by geographic area and for ICs and FPDs for the three month periods ended January 30, 2011 and January 31, 2010 and its long-lived assets by geographic area as of January 30, 2011, and October 31, 2010, are presented below.

	Three Months Ended
	January 30,	January 31,
	2011	2010
Net sales
Asia	$78,691	$60,807
Europe	10,764	9,518
North America	31,368	27,872
	$120,823	$98,197
IC	$88,801	$74,492
FPD	32,022	23,705
	$120,823	$98,197

	As of
	January 30,	October 31,
	2011	2010
Long-lived assets
Asia	$220,714	$221,283
Europe	13,506	14,182
North America	152,640	134,349
	$386,860	$369,814

NOTE 12 - FAIR VALUE MEASUREMENTS

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

     Accounting guidance provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to unadjusted, quoted market prices in active markets for identical assets or liabilities (including when the liabilities are traded as assets) while giving the lowest priority to unobservable inputs, which are inputs that reflect the Company's assumptions about the factors that market participants would use in valuing assets or liabilities, based upon the best information available under existing circumstances. In cases when the inputs used to measure fair value fall in different levels of the fair value hierarchy, the level within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. When, due to changes in the inputs to valuation techniques used to measure its fair value, an asset or liability is transferred between levels of the fair value hierarchy, the Company recognizes all transfer to or from any level to be as of the beginning of the reporting period. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, including the consideration of factors specific to the asset or liability. The hierarchy consists of the following three levels:

     Level 1 - Inputs are prices for identical securities in active markets that are accessible at the measurement date.

     Level 2 - Inputs other than quoted prices included within Level 1 are observable for the asset or liability, either directly or indirectly. At January 30, 2011 and October 31, 2010, the Company's Level 2 liability consists of its common stock warrants which are included in other liabilities.

     Level 3 - Inputs are unobservable inputs for the asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

     The tables below present assets and liabilities as of January 30, 2011 and October 31, 2010 that are measured at fair value on a recurring basis.

January 30, 2011
Quoted
Prices
	in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Common stock warrants	$-	$(1,956)	$-	$(1,956)
Total liabilities	$-	$(1,956)	$-	$(1,956)

October 31, 2010
Quoted
Prices
	in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Common stock warrants	$-	$(1,881)	$-	$(1,881)
Total liabilities	$-	$(1,881)	$-	$(1,881)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

     The Company did not have any nonfinancial assets or liabilities measured at fair value on a nonrecurring basis as of January 30, 2011 and October 31, 2010.

Fair Value of Other Financial Instruments

     The fair values of the Company's cash and cash equivalents, accounts receivable, accounts payable, and certain other current assets and current liabilities approximate their carrying value due to their short-term maturities. The fair value of the Company's variable rate long-term debt approximates its carrying value due to the variable nature of the underlying interest rates. The estimated fair value of the Company's outstanding 5.5% convertible senior notes was approximately $86.7 million as of January 30, 2011.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

     As of January 30, 2011, the Company had commitments outstanding for capital expenditures of approximately $29 million.

     The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse effect on the business of the Company.

NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2010, the FASB amended its guidance on disclosures for financing receivables with the intention of providing additional information to assist financial statement users in assessing an entity's credit risk exposures and evaluating the adequacy of its allowance for credit losses. Upon reviewing the guidance the Company determined that disclosures relating to activity that occurs during and at the end of a reporting period are not applicable to it.

     In September 2009, the FASB issued revised guidance for multiple-deliverable revenue arrangements. This guidance changes the criteria for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable. Under the revised guidance, the selling price for each deliverable in a multiple-deliverable arrangement will, in order of preference and when available, be based on vendor specific objective evidence, third party evidence, or estimated selling price. The revised guidance prescribes that an estimated selling price be determined in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis, eliminates the residual method of allocation, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The revised guidance also significantly expands the disclosures related to multiple-deliverable arrangements, and is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this guidance by the Company on November 1, 2010 did not have an impact on the Company's consolidated financial statements.

     In June 2009, the FASB issued amended standards for determining whether to consolidate a VIE. The amended standards require an enterprise to perform an analysis to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis is performed in order to identify the primary beneficiary of the variable interest entity as being the enterprise that has certain characteristics described in the amended standards. The amended standards, in addition to other requirements, require an enterprise to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's financial performance, and mandates ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. During its first quarter of fiscal 2011, the Company adopted the provisions of these amended standards and determined that, similar to the determination made under previous accounting standards, it is not the primary beneficiary of the variable interest entity of which it holds an interest in. Therefore, the Company has continued to account for this interest using the equity method of accounting for investments. See Note 3 for further discussion of the Company’s determination.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Management's discussion and analysis ("MD&A") of the Company's financial condition, results of operations and outlook should be read in conjunction with its condensed consolidated financial statements and related notes. Various segments of this MD&A contain forward-looking statements, all of which are presented based on current expectations and may be adversely affected by uncertainties and risk factors (presented throughout this filing and in the Company's Annual Report on Form 10-K for the fiscal 2010 year), that may cause actual results to materially differ from these expectations.

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

     The effects of the weakened global economy and the tightened credit market have made it increasingly difficult for the Company to obtain external sources of financing to fund its operations. As the Company continues to face challenges in the current and near term that require it to continue to make significant improvements in its competitiveness, it continues to evaluate further cost reduction initiatives.

     The Company's ability to comply with the financial and other covenants in its debt agreements may be affected by economic or business conditions, or other events. Existing covenant restrictions limit the Company's ability to obtain additional debt financing and, should the Company be unable to meet one or more of these covenants, its lenders may require the Company to repay its outstanding balances prior to the expiration date of the agreements. The Company cannot assure that additional sources of financing would be available to the Company to pay off its long-term borrowings to avoid default. Should the Company default on any of its long-term borrowings, a cross default would occur on certain of its other long-term borrowings, unless amended or waived. As of January 30, 2011, the Company was in compliance with its debt covenants.

Material Changes in Results of Operations
Three Months ended January 30, 2011 versus January 31, 2010

     The following table represents selected operating information expressed as a percentage of net sales.

	Three Months Ended
	January 30,	January 31,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	(74.7)	(81.5)
Gross margin	25.3	18.5
Selling, general and administrative expenses	(8.9)	(10.4)
Research and development expenses	(3.1)	(4.0)
Consolidation, restructuring and related charges	-	(0.2)
Operating income	13.3	3.9
Other income (expense), net	0.8	(2.5)
Net income before income taxes	14.1	1.4
Income tax provision	(2.9)	(1.0)
Net income	11.2	0.4
Net income attributable to noncontrolling interests	(1.2)	(0.2)
Net income attributable to Photronics, Inc.	10.0%	0.2%

     Note: All of the following tabular comparisons, unless otherwise indicated, are for the three months ended January 30, 2011 (Q1-11) and January 31, 2010 (Q1-10) in millions of dollars.

Net Sales

	Three Months Ended
			Percent
	Q1-11	Q1-10	Change
IC	$88.8	$74.5	19.2%
FPD	32.0	23.7	35.1%
Total net sales	$120.8	$98.2	23.0%

     Net sales for Q1-11 increased 23.0% to $120.8 million as compared to $98.2 million for Q1-10. The increase was due to increases in both IC and FPD photomask sales, primarily as a result of increased high-end unit demand, which typically have higher average selling prices (ASPs). To a lesser extent, mainstream IC photomasks also had increased sales. Revenues attributable to high-end products increased by $14.9 million to $39.2 million in Q1-11 as compared to $24.3 million in Q1-10. High-end photomask applications include mask sets for 65 nanometer and below for IC products and G7 and above technologies for FPD products. By geographic area, net sales increased in Asia in Q1-11, as compared to Q1-10, $17.9 million or 29.4%, increased in North America by $3.5 million or 12.5%, and increased in Europe by $1.2 million or 13.1%. As a percent of total net sales, net sales in Q1-11 in Asia were 65%, North America 26%, and Europe 9%; and net sales in Q1-10 in Asia were 62%, North America 28%, and Europe 10%.

Gross Margin

	Three Months Ended
			Percent
	Q1-11	Q1-10	Change
Gross margin	$30.6	$18.2	68.3%
Percentage of net sales	25.3%	18.5%

     Gross margin percentage increased to 25.3% in Q1-11 as compared to 18.5% in Q1-10 as a result of increased FPD and IC sales, as well as increased sales in all geographic regions, including increased high-end sales which have higher ASPs. The Company operates in a high fixed cost environment and, to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.

Selling, General and Administrative Expenses

	Three Months Ended
			Percent
	Q1-11	Q1-10	Change
S, G & A expenses	$10.7	$10.1	5.6%
Percentage of net sales	8.9%	10.4%

     Selling, general and administrative expenses increased $0.6 million to $10.7 million in Q1-11 as compared to $10.1 million in Q1-10, primarily due to increased employee compensation and related benefit expenses.

Research and Development

	Three Months Ended
			Percent
	Q1-11	Q1-10	Change
R&D expenses	$3.8	$4.0	(4.6)%
Percentage of net sales	3.1%	4.0%

     Research and development expenses consist primarily of global development efforts related to high-end process technologies for advanced sub-wavelength reticle solutions for IC and FPD technologies. Research and development expenses decreased $0.2 million in Q1-11 as compared to Q1-10, primarily as a result of decreased expenditures in the U.S.

Consolidation, Restructuring and Related Charges

	Three Months Ended
	Q1-10	Q1-10
Employee terminations	$-	$0.2
Asset write-downs	-	-
Total consolidation, restructuring and related charges	$-	$0.2

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

     The Company recorded an initial restructuring charge of $10.1 million in the third quarter of fiscal 2009, which included $7.7 million to write down the carrying value of the Company's Shanghai manufacturing facility to its estimated fair value at that time. In the second quarter of fiscal 2010, the Company sold its facility in Shanghai, China, for net proceeds of $12.9 million ($4.2 million of which was received as a deposit in the first quarter of fiscal 2010), which resulted in a gain of $5.4 million. The gain was recorded as a credit to the restructuring reserve in that quarter.

Other Income (Expense), net

	Three Months Ended
	Q1-11	Q1-10
Interest expense	$(1.7)	$(2.9)
Investment and other income, net	2.7	0.4
Other income (expense), net	$1.0	$(2.5)

     Interest expense decreased in Q1-11 as compared to Q1-10 primarily as a result of lower debt levels and lower average interest rates on the Company's long-term borrowings. Investment and other income, net, increased primarily due to more favorable foreign currency transaction results and higher investment income associated with increased cash balances.

Provision for Income Taxes

	Three Months Ended
	Q1-11	Q1-10
Income tax provision	$3.5	$1.0

     The effective income tax rate differs from the amount computed by applying the U.S. statutory rate of 35% to income before income taxes in the first quarter of fiscal 2011 primarily due to a higher level of earnings taxed at lower statutory rates in foreign jurisdictions, and in the first quarter of fiscal 2010 primarily because income tax provisions incurred in jurisdictions where the Company generated income before income taxes were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where the Company incurred losses before income taxes. Further, in Korea and at PSMC in Taiwan, various investment tax credits have been earned, which reduced the Company’s effective income tax rate.

     PKLT, the Company's FPD manufacturing facility in Taiwan, is accorded a tax holiday which commences in 2012 and expires in 2017. The availability of this tax holiday did not have a significant impact on the Company's decision to increase its Asian presence, as the Company's decision was in response to fundamental changes that took place in the semiconductor industry. This tax holiday had no dollar or per share effect in the three month periods ended January 30, 2011 and January 31, 2010.

Net Income Attributable to Noncontrolling Interests

     Net income attributable to noncontrolling interests increased $1.3 million to $1.5 million in Q1-11 as compared to Q1-10, primarily due to increased net income at the Company's non-wholly owned subsidiary in Taiwan. The Company's ownership in its subsidiary in Taiwan was approximately 58% at January 30, 2011 and October 31, 2010, and its ownership in its subsidiary in Korea was approximately 99.7% at January 30, 2011 and October 31, 2010.

Liquidity and Capital Resources

     The Company's working capital was $81.5 million at January 30, 2011, and $86.6 million at October 31, 2010. The decrease in working capital was primarily related to repayments of long-term borrowings. Cash and cash equivalents increased to $112.7 million at January 30, 2011, as compared to $98.9 million at October 31, 2010, primarily due to increased cash generated from operations, which was partially offset by payments for capital expenditures and repayments of long-term borrowings. Net cash provided by operating activities was $41.7 million in Q1-11, as compared to $16.4 million in Q1-10, the increase primarily being due to the Company's increased net income and increases in accounts payable and accrued liabilities primarily related to capital expenditures. Net cash used in investing activities for the three months ended January 30, 2011, was $23.1 million, which was comprised primarily of capital expenditure payments. Net cash used in financing activities of $7.2 million for the three months ended January 30, 2011 was primarily comprised of net repayments of long-term borrowings.

     The Company's amended revolving credit facility ("the credit facility") provides for a maximum borrowing capacity of $65 million. The credit facility bears interest at LIBOR plus a spread (3.8% at January 30, 2011), as defined in the agreement, based upon the Company's total leverage ratio. On January 5, 2011, a $10 million irrevocable stand-by letter of credit, for the purchase of manufacturing equipment, was issued under the Company's revolving credit facility. As of January 30, 2011, the Company had no outstanding borrowings under the credit facility and $55 million was available for borrowing.

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

     At January 30, 2011, the Company had capital commitments outstanding of approximately $29 million, primarily for investment in high-end IC photomask manufacturing capability. Photronics believes that its currently available resources, together with its capacity for growth, and its access to equity and other financing sources, will be sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the next twelve months. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations, existing cash, and cash available under its credit facility.

     The Company's liquidity is highly dependent on its sales volume, cash conversion cycle, and the timing of its capital expenditures (which can vary significantly from period to period), as it operates in a high fixed cost environment. Depending on conditions in the IC semiconductor and FPD market, the Company's cash flows from operations and current holdings of cash may not be adequate to meet its current and long-term needs for capital expenditures, operations and debt repayments. Historically, in certain years the Company has used external financing to fund these needs. Due to conditions in the credit markets, some financing instruments used by the Company in the past may not be currently available to it. The Company continues to evaluate further cost reduction initiatives. However, the Company cannot assure that additional sources of financing would be available to it on commercially favorable terms should its cash requirements exceed cash available from operations, existing cash, and cash available under its credit facility. The Company may from time to time opportunistically repurchase its convertible senior notes in open market or privately negotiated transactions, on terms it believes to be favorable.

Share-Based Compensation

     Total share-based compensation expense was $0.5 million and $0.6 million for the three month periods ended January 30, 2011 and January 31, 2010, respectively, all of which is recorded in selling, general and administrative expenses. No compensation cost was capitalized as part of inventory, and no related income tax benefit was recorded in either period. As of January 30, 2011, total unrecognized compensation cost of $4.9 million is expected to be recognized over a weighted-average amortization period of 2.9 years.

Off-Balance Sheet Arrangements

     Under the MP Mask joint venture operating agreement, in order to maintain its 49.99% ownership interest, the Company may be requested to make additional capital contributions to the joint venture up to the maximum amount specified in the operating agreement. However, should the Board of Managers determine that further additional funding is required, the joint venture shall pursue its own financing. If the joint venture is unable to obtain its own financing, it may request additional capital contributions from the Company. Should the Company choose not to make a requested contribution to the joint venture, its ownership interest may be reduced. Cumulatively through January 30, 2011, including a contribution of $4.0 million made in Q1-11, the Company has contributed $10.1 million to the joint venture, and has received distributions from the joint venture totaling $10.0 million,

     The Company leases certain office facilities and equipment under operating leases that may require it to pay taxes, insurance and maintenance expenses related to the properties. Certain of these leases contain renewal or purchase options exercisable at the end of the lease terms. On May 19, 2009, the Company and Micron Technologies, Inc. entered into a new lease agreement for the U.S. nanoFab building and cancelled its prior lease agreement. The new lease, among other changes discussed in Note 4 to the condensed consolidated financial statements, extends the lease term from December 31, 2012 to December 31, 2014. The Company will continue to account for the lease as a capital lease for the remainder of its original term and account for it as an operating lease for the period of the lease extension. Rental payments due during the lease extension period total $13.9 million.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company records derivatives on the condensed consolidated balance sheets as assets or liabilities, measured at fair value. The Company does not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of those derivatives are reported in the condensed consolidated statements of operations, or as accumulated other comprehensive income, a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, among other criteria, the derivative must be a hedge for an interest rate, price, foreign currency exchange rate, or credit risk, that is expected to be highly effective at the inception of the hedge and be highly effective in achieving offsetting changes in the fair value or cash flows of the hedged item during the term of the hedge, and formally documented at the inception of the hedge. In general, the types of risks hedged are those related to the variability of future cash flows caused by movements in foreign currency exchange and interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of, and during the term of each hedge.

Foreign Currency Exchange Rate Risk

     The Company conducts business in several major international currencies through its worldwide operations and is subject to changes in foreign exchange rates of such currencies. Changes in exchange rates can positively or negatively affect the Company's sales, operating margins, assets, liabilities, and equity. The functional currencies of the Company's Asian subsidiaries are the Korean won, the New Taiwan dollar, and the Singapore dollar. The functional currencies of the Company's European subsidiaries are the British pound and the euro.

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

     The Company's primary net foreign currency exposures as of January 30, 2011, included the Korean won, the Japanese yen, the Singapore dollar, the New Taiwan dollar, the British pound, and the euro. As of January 30, 2011, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $2.8 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations, or cash flows.

Interest Rate Risk

     At January 30, 2011, the Company did not have any variable rate borrowings. Accordingly, a change in interest rates would not have had a material effect on the Company's consolidated financial position, results of operations, or cash flows in the three month period ended January 30, 2011.

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

Changes in Internal Control over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the Company's first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

     There have been no material changes to risks relating to the Company's business as disclosed in Part 1, Item 1A of the Company's Form 10-K for the year ended October 31, 2010.

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

Date: March 3, 2011