Form 10-Q
period 2011-05-01
PHOTRONICS INC
filed 2011-06-08
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 1, 2011
Common Stock, $0.01 par value	58,785,077 Shares

Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of Photronics, Inc. ("Photronics" or the "Company"). These statements are based on management's beliefs, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be identified by words like "expect", "anticipate", "believe", "plan", "projects", and similar expressions, or the negative of such terms, or other comparable terminology. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this quarterly report on Form 10-Q, in press releases, written statements, or other documents filed with the Securities and Exchange Commission or, in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls, regarding the consummation and benefits of future acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. These factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements expressed or implied by such forward-looking statements. Factors that might affect such forward-looking statements include, but are not limited to, overall economic and business conditions; economic and political conditions in international markets; the demand for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; changes in federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate fluctuations and other capital market conditions, including changes in the market price of the Company's common stock; foreign currency exchange rate fluctuations; changes in technology; the timing, impact, and other uncertainties of future acquisitions; the seasonal and cyclical nature of the semiconductor and flat panel display industries; management changes; damage or destruction to the Company's facilities, or the facilities of its customers or suppliers by natural disasters, labor strikes, political unrest, or terrorist activity; the ability of the Company to place new equipment in service on a timely basis; obtain additional financing; achieve anticipated synergies and other cost savings in connection with acquisitions and productivity programs; fully utilize its tools; achieve desired yields, pricing, product mix, and market acceptance of its products; and obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company's expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements.

PHOTRONICS, INC.
AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	May 1,	October 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$186,112	$98,945
Accounts receivable, net of allowance of $4,249 in 2011
and $4,235 in 2010	98,510	82,951
Inventories	27,904	15,502
Deferred income taxes	1,238	1,173
Other current assets	6,159	7,231
Total current assets	319,923	205,802

Property, plant and equipment, net	403,413	369,814
Investment in joint venture	72,001	61,127
Intangible assets, net	44,951	47,748
Other assets	22,263	19,388
	$862,551	$703,879

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term borrowings	$5,827	$11,467
Accounts payable	100,496	77,630
Accrued liabilities	34,128	30,132
Total current liabilities	140,451	119,229

Long-term borrowings	159,558	78,852
Deferred income taxes	533	499
Other liabilities	9,394	9,356
Total liabilities	309,936	207,936

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value,
2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value,
150,000 shares authorized, 58,539 shares issued and outstanding
at May 1, 2011 and 53,779 at October 31, 2010	585	538
Additional paid-in capital	478,009	436,825
Accumulated deficit	(6,951)	(2,624)
Accumulated other comprehensive income	23,991	7,062
Total Photronics, Inc. shareholders' equity	495,634	441,801
Noncontrolling interests	56,981	54,142
Total equity	552,615	495,943
	$862,551	$703,879

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010
Net sales	$133,103	$105,070	$253,926	$203,267

Costs and expenses:

Cost of sales	(96,617)	(82,980)	(186,845)	(163,000)

Selling, general and administrative	(11,448)	(10,870)	(22,162)	(21,018)

Research and development	(3,940)	(3,601)	(7,711)	(7,556)

Consolidation, restructuring and related credits	-	5,029	-	4,836
Operating income	21,098	12,648	37,208	16,529

Other income (expense):
Debt extinguishment loss	(30,286)	-	(30,286)	-
Interest expense	(1,881)	(3,059)	(3,592)	(5,981)
Investment and other income (expense), net	(704)	876	1,963	1,345
Income (loss) before income taxes	(11,773)	10,465	5,293	11,893

Income tax provision	(3,260)	(1,860)	(6,742)	(2,880)
Net income (loss)	(15,033)	8,605	(1,449)	9,013

Net income attributable to
noncontrolling interests	(1,405)	(732)	(2,878)	(927)
Net income (loss) attributable to
Photronics, Inc.	$(16,438)	$7,873	$(4,327)	$8,086
Earnings (loss) per share:

Basic	$(0.30)	$0.15	$(0.08)	$0.15
Diluted	$(0.30)	$0.14	$(0.08)	$0.15
Weighted-average number of common shares
outstanding:

Basic	55,685	53,405	54,751	53,253
Diluted	55,685	65,780	54,751	54,291

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	May 1,	May 2,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(1,449)	$9,013
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	46,467	45,863
Debt extinguishment loss	23,504	-
Consolidation, restructuring and related credits	-	(5,059)
Changes in assets and liabilities:
Accounts receivable	(11,380)	(12,918)
Inventories	(11,450)	(592)
Other current assets	1,500	1,199
Accounts payable, accrued liabilities, and other	16,798	(3,743)
Net cash provided by operating activities	63,990	33,763
Cash flows from investing activities:
Purchases of property, plant and equipment	(39,254)	(31,003)
Investment in joint venture	(8,498)	-
Proceeds from sale of facility	-	12,880
Increase in restricted cash	-	(1,250)
Other	(250)	255
Net cash used in investing activities	(48,002)	(19,118)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	115,000	-
Proceeds from long-term borrowings	17,000	26,622
Repayments of long-term borrowings	(60,303)	(40,302)
Payments of deferred financing fees	(4,145)	(1,056)
Repurchase of common stock by subsidiary	(3,294)	-
Proceeds from exercise of share-based arrangements	356	71
Net cash provided by (used in) financing activities	64,614	(14,665)
Effect of exchange rate changes on cash	6,565	2,891
Net increase in cash and cash equivalents	87,167	2,871
Cash and cash equivalents at beginning of period	98,945	88,539
Cash and cash equivalents at end of period	$186,112	$91,410

Supplemental disclosure of cash flow information:

Capital lease obligation for purchase of equipment	$21,248	$-
Common stock issued to extinguish debt	$17,390	$-
Change in accrual for purchases of property, plant
and equipment	$3,079	$19,521
Investment in joint venture	$1,750	$-

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended May 1, 2011 and May 2, 2010
(unaudited)
(in thousands, except share amounts)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION
AND SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

     The Company recognizes revenue when there is persuasive evidence that an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Delivery is determined by the shipping terms of the individual sales transactions. For sales with FOB destination shipping terms, delivery occurs when the Company’s product reaches its destination and is received by the customer. For sales with FOB shipping point terms, delivery occurs when the Company’s product is received by the common carrier. The Company uses judgment when estimating the effect on revenue of discounts and product warranty obligations, both of which are accrued when the related revenue is recognized.

     Warranties and Other Post Shipment Obligations – For a 30-day period, the Company warrants that items sold will conform to customer specifications. However, the Company’s liability is limited to the repair or replacement of the photomasks as its sole option. The Company inspects photomasks for conformity to customer specifications prior to shipment. Accordingly, customer returns of items under warranty have historically been insignificant. However, the Company records a liability for the insignificant amount of estimated warranty returns based on historical experience. The Company’s specific return policies include accepting returns of products with defects, or products that have not been produced to precise customer specifications. At the time of revenue recognition, a liability is established for these items.

     Sales Taxes – The Company presents its revenues in the condensed consolidated statements of operations, net of sales taxes, if any (excluded from revenues).

     See the Company’s Form 10-K for the year ended October 31, 2010 for additional significant accounting policies of the Company.

NOTE 2 - CHANGES IN EQUITY AND COMPREHENSIVE INCOME (LOSS)

     The following tables set forth the Company's consolidated changes in equity and comprehensive income (net of tax) for the three and six months ended May 1, 2011 and May 2, 2010:

	Three Months Ended May 1, 2011
	Photronics, Inc. Shareholders
					Accum-
				Retained	ulated
				Earnings	Other
			Add'l	(Accum-	Compre-	Total	Non-
	Common Stock		Paid-in	ulated	hensive	Photronics,	controlling	Total
	Shares	Amount	Capital	Deficit)	Income	Inc.	Interests	Equity
Balance at January 31, 2011	53,865	$539	$437,360	$9,487	$12,906	$460,292	$58,170	$518,462
Comprehensive income:
Net income (loss)	-	-	-	(16,438)	-	(16,438)	1,405	(15,033)
Amortization of cash flow hedges	-	-	-	-	32	32	-	32
Foreign currency translation
adjustments	-	-	-	-	11,065	11,065	355	11,420
Total comprehensive income (loss)						(5,341)	1,760	(3,581)
Common stock issued to extinguish debt	4,492	45	39,123	-	-	39,168	-	39,168
Sale of common stock through
employee stock option and
purchase plans	45	-	88	-	-	88	-	88
Restricted stock awards vesting and expense	15	-	234	-	-	234	-	234
Share-based compensation expense	-	-	375	-	-	375	-	375
Common stock warrants exercised	122	1	1,157	-	-	1,158	-	1,158
Repurchase of common stock by subsidiary	-	-	(328)	-	(12)	(340)	(2,949)	(3,289)
Balance at May 1, 2011	58,539	$585	$478,009	$(6,951)	$23,991	$495,634	$56,981	$552,615

	Three Months Ended May 2, 2010
	Photronics, Inc. Shareholders
					Accum-
					ulated
					Other
					Compre-
			Add'l	Accum-	hensive	Total	Non-
	Common Stock		Paid-in	ulated	Income	Photronics,	controlling	Total
	Shares	Amount	Capital	Deficit	(Loss)	Inc.	Interests	Equity
Balance at February 1, 2010	53,281	$533	$433,632	$(26,333)	$(444)	$407,388	$51,051	$458,439
Comprehensive income:
Net income	-	-	-	7,873	-	7,873	732	8,605
Unrealized holding gains	-	-	-	-	76	76	56	132
Amortization of cash flow hedges	-	-	-	-	33	33	-	33
Foreign currency translation
adjustments	-	-	-	-	6,553	6,553	1,061	7,614
Total comprehensive income	-	-	-	-	-	14,535	1,849	16,384
Sale of common stock through
employee stock option and
purchase plans	53	1	74	-	-	75	-	75
Share-based compensation expense	1	-	454	-	-	454	-	454
Common stock warrants exercised	162	1	816	-	-	817	-	817
Balance at May 2, 2010	53,497	$535	$434,976	$(18,460)	$6,218	$423,269	$52,900	$476,169

	Six Months Ended May 1, 2011
	Photronics, Inc. Shareholders
					Accum-
					ulated
					Other
			Add'l	Accum-	Compre-	Total	Non-
	Common Stock		Paid-in	ulated	hensive	Photronics,	controlling	Total
	Shares	Amount	Capital	Deficit	Income	Inc.	Interests	Equity
Balance at November 1, 2010	53,779	$538	$436,825	$(2,624)	$7,062	$441,801	$54,142	$495,943
Comprehensive income:
Net income (loss)	-	-	-	(4,327)	-	(4,327)	2,878	(1,449)
Amortization of cash flow hedges	-	-	-	-	64	64	-	64
Foreign currency translation
adjustments	-	-	-	-	16,877	16,877	2,910	19,787
Total comprehensive income						12,614	5,788	18,402
Common stock issued to extinguish debt	4,492	45	39,123	-	-	39,168	-	39,168
Sale of common stock through
employee stock option and
purchase plans	110	1	146	-	-	147	-	147
Restricted stock awards vesting and expense	36	-	422	-	-	422	-	422
Share-based compensation expense	-	-	664	-	-	664	-	664
Common stock warrants exercised	122	1	1,157	-	-	1,158	-	1,158
Repurchase of common stock by subsidiary	-	-	(328)	-	(12)	(340)	(2,949)	(3,289)
Balance at May 1, 2011	58,539	$585	$478,009	$(6,951)	$23,991	$495,634	$56,981	$552,615

	Six Months Ended May 2, 2010
	Photronics, Inc. Shareholders
					Accum-
					ulated
					Other
					Compre-
			Add'l	Accum-	hensive	Total	Non-
	Common Stock		Paid-in	ulated	Income	Photronics,	controlling	Total
	Shares	Amount	Capital	Deficit	(Loss)	Inc.	Interests	Equity
Balance at November 2, 2009	53,011	$530	$432,160	$(26,546)	$(6,389)	$399,755	$49,941	$449,696
Comprehensive income:
Net income	-	-	-	8,086	-	8,086	927	9,013
Unrealized holding gains	-	-	-	-	76	76	56	132
Amortization of cash flow hedges	-	-	-	-	65	65	-	65
Foreign currency translation
adjustments	-	-	-	-	12,466	12,466	1,976	14,442
Total comprehensive income						20,693	2,959	23,652
Sale of common stock through
employee stock option and
purchase plans	93	1	104	-	-	105	-	105
Share-based compensation expense	43	-	1,031	-	-	1,031	-	1,031
Noncontrolling interests’ subsidiary dividend	350	4	1,681	-	-	1,685	-	1,685
Balance at May 2, 2010	53,497	$535	$434,976	$(18,460)	$6,218	$423,269	$52,900	$476,169

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

     This joint venture is a variable interest entity ("VIE") (as that term is defined in the Accounting Standards Codification ("ASC") ) primarily because all costs of the joint venture will be passed on to the Company and Micron through purchase agreements they have entered into with the joint venture. In accordance with accounting guidance issued by the Financial Accounting Standards Board (“FASB”) in June 2009, on a quarterly basis the Company reassesses whether its interest in MP Mask gives it a controlling financial interest in this VIE. The purpose of this quarterly reassessment is to identify the primary beneficiary (which is defined in the ASC as the entity that consolidates a VIE) of the VIE. As a result of the reassessment in the current quarter, the Company determined that Micron is still the primary beneficiary of the VIE, by virtue of its greater voting power, if necessary, within MP Mask’s Board of Managers, thereby giving it the power to direct the activities of MP Mask that most significantly impact its economic performance, including its decision making authority in the ordinary course of business and its purchasing the majority of products produced by the VIE.

     The Company has utilized MP Mask for both high-end IC photomask production and research and development purposes. MP Mask charges its variable interest holders based on their actual usage of its facility. MP Mask separately charges for any research and development activities it engages in at the requests of its owners. The Company recorded cost of sales of $4.8 million and $8.3 million and research and development expenses of $0.2 million and $0.5 million during the three and six month periods ended May 1, 2011. Cost of sales of $1.5 million and $2.7 million and research and development expenses of $0.2 million and $0.5 million were recorded during the three and six month periods ended May 2, 2010.

     MP Mask is governed by a Board of Managers, appointed by Micron and the Company. Since MP Mask's inception, Micron, as a result of its majority ownership, has held majority voting power on the Board of Managers. The voting power held by each party is subject to change as ownership interests change. Under the MP mask joint venture operating agreement, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount defined in the operating agreement. However, should the Board of Managers determine that further additional funding is required, the joint venture shall pursue its own financing. If the joint venture is unable to obtain its own financing, it may request additional capital contributions from the Company. Should the Company choose not to make a requested contribution to the joint venture, its ownership percentage may be reduced. During the three and six month periods ended May 1, 2011, the Company increased its investment in MP Mask by $6.2 million and $10.2 million, respectively, primarily related to capital calls requested by the joint venture. The Company did not make any contributions to MP Mask during its first half of fiscal 2010, and did not receive any distributions from MP Mask during its first half of fiscal 2011 or 2010.

     The Company's investment in the VIE, which represents its maximum exposure to loss, was $72.0 million at May 1, 2011 and $61.1 million at October 31, 2010. These amounts are reported in the Company's condensed consolidated balance sheets as "Investment in joint venture". The Company recorded income from its investment in the VIE of $0.6 million in the six month period ended May 1, 2011, and recorded no income from its investment in the three month period ended May 1, 2011, or in the three and six month periods ended May 2, 2010. Income from the VIE is included in "Investment and other income, net" in the condensed consolidated statements of operations.

NOTE 4 - LONG-TERM BORROWINGS

     Long-term borrowings consist of the following:

	May 1,	October 31,
	2011	2010
3.25% convertible senior notes
due on April 1, 2016	$115,000	$-
5.5% convertible senior notes due
on October 1, 2014	27,054	57,500
3.09% capital lease obligation payable
through March 2016	20,867	-
4.75% financing loan with customer	2,464	2,954
8.0% capital lease obligation	-	16,220
5.6% capital lease obligation	-	8,645
Borrowings under revolving credit facility, which
bear interest at a variable rate, as defined (3.8% at
October 31, 2010)	-	5,000
	165,385	90,319
Less current portion	5,827	11,467
	$159,558	$78,852

     On March 28, 2011, the Company issued through a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended, $115 million aggregate principal amount of 3.25% convertible senior notes. The notes mature on April 1, 2016, and note holders may convert each $1,000 principal amount of notes to 96.3879 shares of common stock (equivalent to an initial conversion price of $10.37 per share of common stock) at any time prior to the close of business on the second scheduled trading day immediately preceding April 1, 2016. The conversion rate is subject to adjustment upon the occurrence of certain events, which are described in the indenture dated March 28, 2011. The Company is not required to redeem the notes prior to their maturity dates. Interest on the notes accrues in arrears, and is to be paid semiannually through the notes’ maturity date, with payments commencing on October 1, 2011. The net proceeds of the notes were approximately $110.5 million, which were used, in part, to repurchase $30.4 million of the Company’s 5.5% convertible senior notes which were to mature on October 1, 2014, and to repay, in full, its then outstanding obligations under capital leases of $19.8 million. The Company intends to use the remainder of the net proceeds to acquire, from time to time, additional amounts of its remaining outstanding 5.5% convertible senior notes and for general corporate purposes, which may include, among other things, working capital and capital expenditures.

     On March 18, 2011, the Company amended its revolving credit facility (“the credit facility”) which included, among other things: i) a reduction of the aggregate commitments of the lenders from $65 million to $30 million; ii) a reduction of the applicable interest rates and modifications of the leverage ratios relating thereto; iii) an extension of the maturity date to April 30, 2015; iv) an increase of certain financed capital assets up to $75 million outstanding at any one time; v) an allowance to issue the 3.25% convertible senior notes; vi) an increase in the investments “basket” from $15 million to $25 million per year; vii) an allowance to repurchase the 5.5% convertible senior notes and other indebtedness; and viii) removal of the limitation on maximum last twelve months capital expenditures. The credit facility bears interest (2.75% at May 1, 2011), based on the Company’s total leverage ratio, at LIBOR plus a spread, as defined in the credit facility.

     The credit facility is secured by substantially all of the Company’s assets located in the United States, as well as common stock the Company owns in certain of its foreign subsidiaries, and is subject to the following financial covenants: minimum fixed charge ratio, total leverage ratio and minimum unrestricted cash balance. The Company, in connection with a February 2010 amendment to the credit facility, wrote off $1.0 million of deferred financing fees in its second quarter of fiscal 2010.

     In January 2011 a $10 million irrevocable stand-by letter of credit for the purchase of manufacturing equipment was issued under the credit facility. As of May 1, 2011, the Company had no outstanding borrowings under the credit facility and $20 million was available for borrowing.

     In September 2009 the Company issued, through a public offering, $57.5 million aggregate principal amount of 5.5% convertible senior notes, which were to mature on October 1, 2014. Under the terms of the offering, the note holders could convert each $1,000 principal amount of notes to 196.7052 shares of common stock (equivalent to an initial conversion price of $5.08 per share of common stock) on, or before, September 30, 2014. The conversion rate is subject to adjustment upon the occurrence of certain events which are described in the indenture dated September 16, 2009. The Company is not required to redeem the notes prior to their maturity. The net proceeds of this offering were approximately $54.9 million, which were used to reduce amounts outstanding under the Company’s credit facility.

     On March 29, 2011, the Company repurchased approximately $30.4 million of its 5.5% convertible senior notes in exchange for approximately 4.5 million shares of its common stock with an approximate fair value of $39.2 million and cash of approximately $19.7 million (the note holders received 147.529 shares and cash of $647 for each $1,000 note). The Company, in connection with this repurchase, recorded an extinguishment loss of $30.1 million, which includes the write off of deferred financing fees of $1.7 million. The loss is included in other income (expense) in the Company's condensed consolidated statements of operations.

     In the first quarter of 2008 a capital lease agreement commenced for the U.S. nanoFab facility. Quarterly lease payments, which bore interest at 8%, were $3.8 million through January 2013. This lease was cancelled in the third fiscal quarter of 2009, at which time the Company and Micron (the lessor) entered into a new lease agreement for the facility. Under the provisions of the new lease agreement, quarterly lease payments were reduced from $3.8 million to $2.0 million, the term of the lease was extended from December 31, 2012 to December 31, 2014, and ownership of the property will not transfer to the Company at the end of the lease term. The interest rate of the new lease agreement remained at 8%. As a result of the new lease agreement, the Company reduced its lease obligation and the carrying value of its assets under capital leases by approximately $28 million. The lease obligation was paid in full with a portion of the net proceeds of the March 28, 2011 issuance of its 3.25% convertible senior notes. The lease will be accounted for as an operating lease during the additional two years of the new lease term.

     On April 29, 2011, the Company entered into a 5-year, $21.2 million capital lease for manufacturing equipment. Payments under the lease, which bears interest at 3.09%, are $0.4 million per month through March 2016. The lease agreement provides that the Company must maintain the equipment in good working order, and includes a cross default with cross acceleration provision related to certain non-financial covenants incorporated in the Company's credit facility agreement. As of May 1, 2011, the total amount payable through the end of the lease term was $22.5 million, of which $20.9 million represented principal and $1.6 million represented interest.

     In October 2007, the Company entered into a capital lease agreement in the amount of $19.9 million associated with certain equipment. Payments under the lease were $0.4 million per month over a 5-year term at a 5.6% interest rate. On April 6, 2011, the Company used a portion of the net proceeds of the March 28, 2011 issuance of its 3.25% convertible senior notes, to repay in full the outstanding balance of this lease of $7.0 million. In connection with this repayment, the Company paid a $0.2 million prepayment penalty which was recorded as a debt extinguishment loss, included in other income (expense) in the Company's condensed statement of operations.

     In January 2010 the Company borrowed $3.7 million from a customer to purchase manufacturing equipment. This loan bears interest at 4.75% and is primarily being repaid with product supplied to the customer. Product valued at $0.3 million and $0.6 million was shipped to the customer and applied against the loan during the three and six month periods ended May 1, 2011, and product valued at $0.2 million was shipped and applied against the loan during the comparable prior year periods. During the three month period ending July 31, 2011, the Company will make a cash payment against this loan of approximately $0.9 million. The Company estimates that the loan will be fully repaid in fiscal 2013.

NOTE 5 - COMMON STOCK WARRANTS

     On September 10, 2009, the Company entered into two warrant agreements with Intel Capital Corporation to purchase a total of 750,000 shares of the Company's common stock. Under one warrant agreement 500,000 shares of the Company's common stock can be purchased at an exercise price of $4.15 per share and under the second warrant agreement 250,000 shares of the Company's common stock can be purchased at an exercise price of $5.08 per share. The warrant agreements expire on September 10, 2014. Also on September 10, 2009 the Company and Intel Corporation entered into an agreement to share technical and operations information regarding the development of the Company's products, the capabilities of the Company's photomask manufacturing lines and the alignment of photomask toolsets. The warrants were recorded at their fair value on their date of grant, which was determined using the Black-Scholes option pricing model. As of May 1, 2011, none of the warrants had been exercised.

     In conjunction with the May 2009 amendment to its credit facility, the Company also entered into a warrant agreement with its lenders. See Note 6 for further discussion of these warrants.

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

     A portion of an existing loss on a cash flow hedge in the amount of $0.1 million is expected to be reclassified to earnings over the next twelve months.

     The table below presents the effect of derivative instruments on the Company's condensed consolidated balance sheets at May 1, 2011 and October 31, 2010.

Derivatives
Not Designated
as Hedging		Fair Value at
Instruments Under		May 1,	October 31,
ASC 815	Balance Sheet Location	2011	2010
Warrants on common stock	Other liabilities	$1,544	$1,881

     The table below presents the effect of derivative instruments on the Company's condensed consolidated statements of operations for the three and six month periods ended May 1, 2011 and May 2, 2010.

Derivatives
Not Designated		Amount of Loss Recognized Related to Derivative Instruments
as Hedging	Location of Loss	Three Months Ended		Six Months Ended
Instruments Under	Related to	May 1,	May 2,	May 1,	May 2,
ASC 815	Derivative Instruments	2011	2010	2011	2010
Warrants on common stock	Investment and other income
	(expense), net	$(745)	$(860)	$(820)	$(751)

NOTE 7 - SHARE-BASED COMPENSATION

     In March 2007 shareholders approved a new share-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to, shares of the Company's common stock may be granted from shares authorized but unissued, or shares previously issued and reacquired by the Company. A maximum of six million shares of common stock may be issued under the Plan. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. The Company incurred total share-based compensation costs for the three and six month periods ended May 1, 2011, of $0.6 million and $1.1 million, respectively, and $0.3 million and $0.8 million for the three and six month periods ended May 2, 2010, respectively. The Company received cash from option exercises of $0.1 million and $0.2 million for the three and six month periods ended May 1, 2011, respectively, and $0.1 million for both the three and six month periods ended May 2, 2010. No share-based compensation cost was capitalized as part of inventory and no related income tax benefits were recorded during the periods presented.

Stock Options

     Option awards generally vest in one to four years, and have a ten-year contractual term. All incentive and non-qualified stock option grants have an exercise price equal to the market value of the underlying common stock on the date of grant. The grant date fair values of options are based on closing prices on the dates of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's stock. The Company uses historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that the options granted are expected to remain outstanding. The risk-free rate of return for the estimated term of the option is based on the U.S. Treasury yield curve in effect at the date of grant. The weighted-average inputs and risk-free rate of return ranges used to calculate the grant date fair value of options issued during the three and six month periods ended May 1, 2011 and May 2, 2010, are presented in the following table.

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010
Expected volatility	98.8%	N/A	98.7%	89.3%

Risk free rate of return	1.9%	N/A	1.0 – 1.9%	2.2 – 2.4%

Dividend yield	N/A	N/A	N/A	N/A

Expected term	4.2 years	N/A	4.2 years	4.5 years

     Information on outstanding and exercisable option awards as of May 1, 2011, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at May 1, 2011	4,262,841	$8.94	6.7 years	$14,325

Exercisable at May 1, 2011	2,243,185	$13.41	4.9 years	$4,703

     There were 369,250 share options granted during the three month period ended May 1, 2011, with a weighted-average grant date fair value of $4.81 per share and there were no share options granted during the three month period ended May 2, 2010. There were 620,750 share options granted during the six month period ended May 1, 2011, with a weighted-average grant date fair value of $4.75 per share and 846,400 share options granted during the six month period ended May 2, 2010, with a weighted-average grant date fair value of $2.97 per share. As of May 1, 2011, the total unrecognized compensation cost related to non-vested option awards was approximately $3.9 million. That cost is expected to be recognized over a weighted-average amortization period of 3.1 years.

Restricted Stock

     The Company periodically grants restricted stock awards. The restrictions on these awards lapse over a service period that has ranged from less-than-one to eight years. No restricted stock awards were granted during the three month period ended May 1, 2011, and 176,250 restricted stock awards were granted during the six month period ended May 1, 2011, with a weighted-average grant date fair value of $6.71 per share. No restricted stock awards were granted during the six month periods ended May 2, 2010. As of May 1, 2011, the total compensation cost not yet recognized related to unvested restricted stock awards was approximately $1.6 million. That cost is expected to be recognized over a weighted-average amortization period of 2.7 years. As of May 1, 2011, there were 236,389 shares of restricted stock outstanding.

NOTE 8 - CONSOLIDATION, RESTRUCTURING AND RELATED CREDITS

     In the third quarter of fiscal 2009, the Company ceased the manufacture of photomasks at its Shanghai, China, facility and recorded an initial restructuring charge of $10.1 million, which included $7.7 million to write down the carrying value of the Company's Shanghai manufacturing facility to its estimated fair value at that time. In the second quarter of fiscal 2010, the Company sold its facility in Shanghai, China, for net proceeds of $12.9 million ($4.2 million of which was received as a deposit in the first quarter of fiscal 2010), which resulted in a gain of $5.4 million. The gain was recorded as a credit to the restructuring reserve in that quarter. On a cumulative basis the Company recorded total net charges of $5.2 million, including $4.7 million of net asset write-downs, through its completion in fiscal 2010. The fair value of the assets written down was determined by management using a market approach. The following tables set forth the Company's restructuring reserve related to its Shanghai, China, facility as of May 2, 2010, and reflects the activity affecting the reserve for the three and six month periods then ended.

	Three Months Ended				Six Months Ended
	May 2, 2010				May 2, 2010
	February 1,	Charges		May 2,	November 2,	Charges		May 2,
	2010	(credit)	Utilized	2010	2009	(credit)	Utilized	2010
Net gain on sales of assets	$-	$(5,020)	$5,238	$218	$-	$(5,020)	$5,238	$218
Employee terminations
and other	-	(9)	9	-	134	184	(318)	-
	$-	$(5,029)	$5,247	$218	$134	$(4,836)	$4,920	$218

NOTE 9 - INCOME TAXES

     The effective tax rate differs from the U.S. statutory rate of 35% in the second quarter and the first half of fiscal year 2011 primarily due to the impact of the non-deductible debt extinguishment loss recorded in the second quarter of 2011 and a higher level of earnings taxed at lowered statutory rates in foreign jurisdictions. In the second quarter and first half of fiscal year 2010, the effective tax rate differed from the U.S. statutory rate primarily because income tax provisions incurred in jurisdictions where the Company generated income before income taxes were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where the Company incurred losses before income taxes. Further, in Korea and in Taiwan, various investment tax credits have been earned, which reduced the Company’s effective income tax rate.

     The Company accounts for uncertain tax positions by recording a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in its tax returns. The Company recognizes any interest and penalties related to uncertain tax positions in the income tax provision in its condensed consolidated statements of operations.

     Unrecognized tax benefits associated with uncertain tax positions of $2.0 million, including $0.3 million for interest and penalties, were included in other liabilities in the condensed consolidated balance sheets at May 1, 2011 and October 31, 2010. If recognized, the benefits would favorably affect the Company's effective income tax rate in future periods. As of May 1, 2011, the Company believes it is not reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months. Currently, the statutes of limitations remain open subsequent to, and including, 2006 in the U.S., 2008 in the U.K., 2008 in Germany, 2005 in Korea and 2009 in Taiwan.

NOTE 10 - EARNINGS (LOSS) PER SHARE

     The calculation of basic and diluted earnings (loss) per share is presented below.

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010
Net income (loss) attributable to Photronics, Inc.	$(16,438)	$7,873	$(4,327)	$8,086
Effect of dilutive securities:
Interest expense on convertible notes,
net of related tax effects	-	1,016	-	-
Earnings (loss) for diluted earnings (loss) per share	$(16,438)	$8,889	$(4,327)	$8,086
Weighted-average common shares computations:
Weighted-average common shares used for
basic earnings (loss) per share	55,685	53,405	54,751	53,253
Effect of dilutive securities:
Convertible notes	-	11,311	-	-
Share-based payment awards	-	989	-	990
Common stock warrants	-	75	-	48
Potentially dilutive common shares	-	12,375	-	1,038
Weighted-average common shares used for
diluted earnings (loss) per share	55,685	65,780	54,751	54,291
Basic earnings (loss) per share	$(0.30)	$0.15	$(0.08)	$0.15
Diluted earnings (loss) per share	$(0.30)	$0.14	$(0.08)	$0.15

     In periods in which the Company incurred a net loss, the assumed exercises and vestings of certain outstanding share-based awards had an antidilutive effect. The assumed exercise of certain outstanding common stock warrants and the conversion of convertible senior notes to common stock would also have been antidilutive in the periods that the Company reported a net loss. The table below shows the amounts of incremental weighted-average shares of these share-based payment awards, common stock warrants, and convertible debt that were not considered potentially dilutive common shares in the fiscal periods presented.

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010
Convertible notes	13,336	-	14,455	-
Share-based payment awards	1,374	-	1,221	-
Common stock warrants	554	-	535	-
Total potentially dilutive shares excluded	15,264	-	16,211	-

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

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010
Convertible notes	-	-	-	11,311
Share-based payment awards	2,215	2,844	2,044	2,652
Common stock warrants	-	747	-	854
Total potentially dilutive shares excluded	2,215	3,591	2,044	14,817

NOTE 11 - GEOGRAPHIC INFORMATION

     The Company operates as a single operating segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of ICs and FPDs. Geographic net sales are based primarily on where the Company's manufacturing facility is located. The Company's net sales by geographic area and for ICs and FPDs for the three and six month periods ended May 1, 2011 and May 2, 2010 and its long-lived assets by geographic area as of May 1, 2011, and October 31, 2010, are presented below.

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010
Net sales
Asia	$79,482	$61,821	$158,173	$122,628
Europe	13,046	10,665	23,810	20,182
North America	40,575	32,584	71,943	60,457
	$133,103	$105,070	$253,926	$203,267

IC	$100,999	$83,996	$189,800	$158,489
FPD	32,104	21,074	64,126	44,778
	$133,103	$105,070	$253,926	$203,267

	As of
	May 1,	October 31,
	2011	2010
Long-lived assets
Asia	$216,122	$221,283
Europe	12,212	14,182
North America	175,079	134,349
	$403,413	$369,814

NOTE 12 - FAIR VALUE MEASUREMENTS

     The accounting framework for determining fair value includes a hierarchy for ranking the quality and reliability of the information used to measure fair value, which enables the reader of the financial statements to assess the inputs used to develop those measurements. The fair value hierarchy consists of three tiers as follows: Level 1, defined as quoted market prices in active markets for identical securities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly; and Level 3, defined as unobservable inputs that are not corroborated by market data.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

     The tables below present assets and liabilities as of May 1, 2011 and October 31, 2010, that are measured at fair value on a recurring basis.

May 1, 2011
Quoted
Prices
	in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Common stock warrants	$-	$(1,544)	$-	$(1,544)
Total liabilities	$-	$(1,544)	$-	$(1,544)

October 31, 2010
Quoted
Prices
	in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Common stock warrants	$-	$(1,881)	$-	$(1,881)
Total liabilities	$-	$(1,881)	$-	$(1,881)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

     The Company did not have any nonfinancial assets or liabilities measured at fair value on a nonrecurring basis as of May 1, 2011 and October 31, 2010.

Fair Value of Other Financial Instruments

     The fair values of the Company's cash and cash equivalents, accounts receivable, accounts payable, and certain other current assets and current liabilities approximate their carrying value due to their short-term maturities. The fair value of the Company's variable rate long-term debt approximates its carrying value due to the variable nature of the underlying interest rate. The estimated fair values of the Company's 3.25% and 5.5% convertible senior notes were $131.0 million and $51.6 million, respectively, as of May 1, 2011, and were $0 and $83.2 million, respectively, as of October 31, 2010.

NOTE 13 - SUBSIDIARY SHARE REPURCHASE

     During the three month period ended May 1, 2011, the board of directors of Photronics Semiconductor Mask Corporation (PSMC), a subsidiary of the Company based in Taiwan, authorized PSMC to repurchase for retirement up to 5% of its outstanding common stock on the open market. The repurchase program, which expired in April 2011, resulted in approximately 7.7 million shares (or approximately 2.7 % of its outstanding shares) being repurchased at a total cost of $3.3 million. PSMC’s repurchase of these shares increased the Company’s ownership of PSMC from 57.53% at October 31, 2010, to 59.14% at May 1, 2011. The tables below present the effect of the change in Photronics, Inc.'s ownership interest in PSMC on the Company's equity for the three and six month periods ended May 1, 2011 and May 2, 2010.

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010
Net (loss) income attributable to Photronics, Inc.	$(16,438)	$7,873	$(4,327)	$8,086
Decrease in Photronics, Inc.'s additional
paid-in capital for PSMC's repurchase of
7.7 million shares of its common stock	(328)	-	(328)	-
Change from net income attributable
to Photronics, Inc. and transfer to
noncontrolling interest	$(16,766)	$7,873	$(4,655)	$8,086

NOTE 14 - COMMITMENTS AND CONTINGENCIES

     As of May 1, 2011, the Company had commitments outstanding for capital expenditures of approximately $6 million.

     The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse effect on its business, financial condition or results of operations.

NOTE 15 - RECENT ACCOUNTING GUIDANCE

     In May 2011 the FASB issued Accounting Standards Update (ASU) No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." which amended its guidance on fair value measurements with the purpose of achieving commonality of its fair value measurement and disclosure requirements with those of International Financial Reporting Standards (IFRSs). ASU No. 2011-04 clarifies the FASBs intentions regarding the application of existing fair value measurement and disclosure requirements, changes certain principles for measuring fair value and changes the disclosure requirements for fair value measurements. ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the effect, if any, ASU No. 2011-04 will have on its consolidated financial statements.

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

     Although the Company issued $115 million in convertible senior notes on March 28, 2011, the effects of the weakened global economy and the tightened credit market may make it increasingly difficult for the Company to obtain additional external sources, if necessary, of financing to fund its operations.

     The Company's ability to comply with the financial and other covenants in its debt agreements may be affected by economic or business conditions, or other events. Existing covenant restrictions limit the Company's ability to obtain additional debt financing and, should the Company be unable to meet one or more of these covenants, its lenders may require the Company to repay its outstanding balances prior to the expiration date of the agreements. The Company cannot assure that additional sources of financing would be available to the Company to pay off its long-term borrowings to avoid default. Should the Company default on any of its long-term borrowings, a cross default would occur on certain of its other long-term borrowings, unless amended or waived. As of May 1, 2011, the Company was in compliance with its debt covenants.

Material Changes in Results of Operations
Three and Six Months ended May 1, 2011 and May 2, 2010

     The following table represents selected operating information expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(72.6)	(79.0)	(73.6)	(80.2)
Gross margin	27.4	21.0	26.4	19.8
Selling, general and administrative expenses	(8.6)	(10.3)	(8.7)	(10.3)
Research and development expenses	(3.0)	(3.4)	(3.0)	(3.7)
Consolidation, restructuring and
related credits	-	4.7	-	2.3
Operating income	15.8	12.0	14.7	8.1
Debt extinguishment loss	(22.8)	-	(11.9)	-
Other expense, net	(1.9)	(2.0)	(0.7)	(2.3)
Net income (loss) before income taxes	(8.9)	10.0	2.1	5.8
Income tax provision	(2.4)	(1.8)	(2.7)	(1.4)
Net income (loss)	(11.3)	8.2	(0.6)	4.4
Net income attributable to
noncontrolling interests	(1.0)	(0.7)	(1.1)	(0.4)
Net income (loss) attributable to
Photronics, Inc.	(12.3)%	7.5%	(1.7)%	4.0%

     All of the following tabular comparisons, unless otherwise indicated, are for the three months ended May 1, 2011 (Q2-11) and May 2, 2010 (Q2-10) and for the six months ended May 1, 2011 (YTD-11) and May 2, 2010 (YTD-10) in millions of dollars.

Net Sales

	Three Months Ended			Six Months Ended
			Percent			Percent
	Q2-11	Q2-10	Change	YTD-11	YTD-10	Change
IC	$101.0	$84.0	20.2%	$189.8	$158.5	19.8%
FPD	32.1	21.1	52.3%	64.1	44.8	43.2%
Total net sales	$133.1	$105.1	26.7%	$253.9	$203.3	24.9%

     Net sales for Q2-11 increased 26.7% to $133.1 million as compared to $105.1 million for Q2-10. The increase was due to increases in both IC and FPD photomask sales, primarily as a result of increased high-end unit demand, which typically have higher average selling prices (ASPs). To a lesser extent, mainstream photomasks also had increased sales, primarily for FPDs. Revenues attributable to high-end products increased by $17.4 million to $43.5 million in Q2-11 as compared to $26.1 million in Q2-10. High-end photomask applications include mask sets for 65 nanometer and below for IC products and G7 and above technologies for FPD products. By geographic area, net sales in Q2-11 as compared to Q2-10 increased by $17.7 million or 28.6% in Asia, increased by $8.0 million or 24.5% in North America, and increased by $2.4 million or 22.3% in Europe. As a percent of total sales, in Q2-11 net sales were 60% in Asia, 30% in North America, and 10% in Europe; and net sales in Q2-10 in Asia were 59%, North America 31%, and Europe 10%.

     Net sales for YTD-11 increased 24.9% to $253.9 million as compared to $203.3 million for YTD-10. The increase was due to increased sales of both IC and FPD photomasks. IC photomask sales increased $31.3 million primarily as a result of increased units for both high-end and mainstream products. FPD photomask sales increased $19.3 million, primarily as a result of increased units and ASPs for both high-end and mainstream products. The Company's quarterly revenues can be affected by the seasonal purchasing of its customers. Although demand for the Company's products is typically negatively impacted during the first six months of its fiscal year by the North American, European and Asian holiday periods, such seasonality was not experienced during YTD-11.

Gross Margin

	Three Months Ended			Six Months Ended
			Percent			Percent
	Q2-11	Q2-10	Change	YTD-11	YTD-10	Change
Gross margin	$36.5	$22.1	65.2%	$67.1	$40.3	66.6%
Percentage of net sales	27.4%	21.0%		26.4%	19.8%

     Gross margin percentage increased to 27.4% in Q2-11 from 21.0% in Q2-10 and increased to 26.4% in YTD-11 from 19.8% in YTD-10. These increases were a result of increased sales in all geographic regions, including increased high-end sales. The Company operates in a high fixed cost environment and, to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.

Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended
			Percent			Percent
	Q2-11	Q2-10	Change	YTD-11	YTD-10	Change
Selling, general and
administrative expenses	$11.5	$10.9	5.3%	$22.2	$21.0	5.4%
Percentage of net sales	8.6%	10.3%		8.7%	10.3%

     Selling, general and administrative expenses increased to $11.5 million in Q2-11, compared with $10.9 million in Q2-10, and to $22.2 million in YTD-11 as compared to $21.0 million in YTD-10. These increases were primarily due to increased employee compensation and related benefit expenses, and increased selling expenses.

Research and Development

	Three Months Ended			Six Months Ended
			Percent			Percent
	Q2-11	Q2-10	Change	YTD-11	YTD-10	Change
Research and development	$3.9	$3.6	9.4%	$7.7	$7.6	2.1%
Percentage of net sales	3.0%	3.4%		3.0%	3.7%

     Research and development expenses consist primarily of global development efforts related to high-end process technologies for advanced sub-wavelength reticle solutions for IC and FPD technologies. Research and development expenses increased by $0.3 million to $3.9 million in Q2-11, as compared to $3.6 million in Q2-10. On a YTD basis, research and development expenses increased $0.1 million to $7.7 million in YTD-11, as compared to $7.6 million in YTD-10. The increase in research and development expenses in Q2-11 and YTD-11 as compared to the same periods in the prior year were primarily due to increased expenditures in Asia.

Consolidation, Restructuring and Related Credits

	Three Months Ended		Six Months Ended
	Q2-11	Q2-10	YTD-11	YTD-10
Net gain on sales of assets	$-	$(5.0)	$-	$(5.0)
Employee terminations and other	-	-	-	0.2

Total consolidation, restructuring
and related credits	$-	$(5.0)	$-	$(4.8)

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

     The Company recorded an initial restructuring charge of $10.1 million in the third quarter of fiscal 2009, which included $7.7 million to write down the carrying value of the Company's Shanghai manufacturing facility to its estimated fair value at that time. In the second quarter of fiscal 2010, the Company sold its facility in Shanghai, China, for net proceeds of $12.9 million, which resulted in a gain of $5.4 million. The gain was recorded as a credit to the restructuring reserve in that quarter.

Other Expense, net

	Three Months Ended		Six Months Ended
	Q2-11	Q2-10	YTD-11	YTD-10
Debt extinguishment loss	$(30.3)	$-	$(30.3)	$-
Interest expense	(1.9)	(3.1)	(3.6)	(6.0)
Investment and other
income (expense), net	(0.7)	0.9	2.0	1.4
Other expense, net	$(32.9)	$(2.2)	$(31.9)	$(4.6)

     In the second quarter of fiscal 2011 the Company acquired $30.4 million aggregate principal amount of its 5.5% convertible senior notes by delivering $19.7 million in cash and approximately 4.5 million shares of its common stock, with an approximate fair value of $39.2 million. In connection with this acquisition the Company recorded a debt extinguishment loss of $30.1 million, which included the write-off of $1.7 million of deferred financing fees. A portion of the net proceeds of the Company’s March 28, 2011, 3.25% convertible senior notes offering was used to repay these obligations.

     Interest expense decreased in Q2-11 as compared to Q2-10 and in YTD-11 as compared to YTD-10, primarily as a result of a $1.0 million write-off of deferred financing fees in Q2-10 in connection with an amendment of the Company's credit facility. Interest expense in YTD-11 decreased as compared to YTD-10 also as a result of lower weighted average borrowings and lower interest rates.

     Investment and other income (expense) decreased in Q2-11 as compared to Q2-10 by $1.6 million due to unfavorable foreign currency transaction results. On a comparative YTD basis, investment and other income (expense) increased by $0.6 million due to higher interest and investment income, which was offset in part by reduced foreign currency transaction gains.

Income Tax Provision

	Three Months Ended		Six Months Ended
	Q2-11	Q2-10	YTD-11	YTD-10
Income tax provision	$(3.3)	$(1.9)	$(6.7)	$(2.9)

     The effective tax rate differs from the U.S. statutory rate of 35% in the second quarter and the first half of fiscal year 2011 primarily due to the impact of the non-deductible debt extinguishment loss recorded in the second quarter of 2011 and a higher level of earnings taxed at lowered statutory rates in foreign jurisdictions. In the second quarter and first half of fiscal year 2010, the effective tax rate differed from the U.S. statutory rate primarily because income tax provisions incurred in jurisdictions where the Company generated income before income taxes were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where the Company incurred losses before income taxes. Further, in Korea and PSMC in Taiwan, various investment tax credits have been earned, which reduced the Company’s effective income tax rate.

     PKLT, the Company's FPD manufacturing facility in Taiwan, is accorded a tax holiday which commences in 2012 and expires in 2017. The availability of this tax holiday did not have a significant impact on the Company's decision to increase its Asian presence, as the Company's decision was in response to fundamental changes that took place in the semiconductor industry. This tax holiday had no dollar or per share effect in the six month periods ended May 1, 2011 and May 2, 2010.

Net Income Attributable to Noncontrolling Interests

     Net income attributable to noncontrolling interests increased $0.7 million to $1.4 million in Q2-11 as compared to Q2-10, primarily due to increased net income at the Company's non-wholly owned subsidiary in Taiwan. Year to date, net income attributable to noncontrolling interests increased to $2.9 million in 2011 as compared to $0.9 million in 2010, primarily as a result of increased net income at the Company’s non-wholly owned subsidiary in Taiwan.

     During the three month period ended May 1, 2011, the board of directors of PSMC authorized PSMC to repurchase for retirement up to 5% of its outstanding common stock. The program, which expired in April, 2011, resulted in approximately 7.7 million shares (or 2.7% of its outstanding shares) being purchased at a total cost of $3.3 million. PSMC’s repurchase of these shares increased the Company’s ownership percentage in PSMC from 57.53% at October 31, 2010, to 59.14% at May 1, 2011. The Company’s ownership percentage in its subsidiary in Korea was approximately 99.7% at May 1, 2011 and October 31, 2010.

Liquidity and Capital Resources

     The Company's working capital was $179.5 million at May 1, 2011, and $86.6 million at October 31, 2010. The increase in working capital was primarily related to net proceeds of the Company’s issuance of 3.25% convertible debt, offset in part by repayments of certain other higher interest rate long-term borrowings. Cash and cash equivalents increased to $186.1 million at May 1, 2011, as compared to $98.9 million at October 31, 2010, primarily due to increased cash generated from operations and the issuance of 3.25% convertible debt, which was partially offset by payments for capital expenditures and repayments of certain other long-term borrowings. Net cash provided by operating activities was $64.0 million for the six month period ended May 1, 2011, as compared to $33.8 million for the six month period ended May 2, 1010, the increase primarily being due to the Company's increased net income before recognition of the non-cash portion of the debt extinguishment losses of $23.5 million and increases in accounts payable and accrued liabilities. Net cash used in investing activities for the six month period ended May 1, 2011, was $48.0 million, which was primarily comprised of capital expenditure payments and an increased investment in the MP Mask joint venture. Net cash provided by financing activities of $64.6 million for the six month period ended May 1, 2011, was primarily comprised of proceeds from the March 2011 issuance of 3.25% convertible notes, partially offset by repayment of certain other long-term borrowings.

     On March 28, 2011, the company issued $115 million aggregate principal amount of 3.25% convertible senior notes. Net proceeds realized from the sale of the notes, which mature on April 1, 2016, and pay interest semiannually commencing on October 1, 2011, were approximately $110.5 million.

     During the three month period ended May 1, 2011, the Company used $19.7 million of the net proceeds of the 3.25% convertible senior note sale and issued common stock to extinguish approximately $30.4 million principal amount of its 5.5% convertible senior notes, and used an additional $19.8 million of the net proceeds to repay its outstanding principal obligations under capital leases. The Company may use the remaining net proceeds to retire additional debt and for capital expenditure and working capital purposes.

     On March 18, 2011, the Company and its lenders amended its revolving credit facility. Under the terms of the amended credit facility, the total amount available to the Company to borrow was reduced from $65 million to $30 million. The credit facility bears interest (2.75% at May 1, 2011), based on the Company’s total leverage ratio, at LIBOR plus a spread, as defined in the agreement.

     The credit facility is secured by substantially all of the Company’s assets located in the United States, as well as common stock the Company owns in certain of its foreign subsidiaries, and is subject to the following financial covenants: minimum fixed charge ratio, total leverage ratio and minimum unrestricted cash balance.

     In January, 2011 a $10 million irrevocable stand-by letter of credit for the purchase of manufacturing equipment was issued under the credit facility. As of May 1, 2011, the Company had no outstanding borrowings under the credit facility and $20 million was available for borrowing.

     On April 29, 2011, the Company entered into a 5 year, $21.2 million capital lease of manufacturing equipment. Payments under the lease, which bears interest at 3.09%, are $0.4 million per month through March 2016. As of May 1, 2011, the total lease amount payable through the end of the lease term was $22.5 million, of which $20.9 million represented principal and $1.6 million represented interest.

     The Company's liquidity is highly dependent on its sales volume, cash conversion cycle, and the timing of its capital expenditures (which can vary significantly from period-to-period), as it operates in a high fixed cost environment. Depending on conditions in the IC semiconductor and FPD markets, the Company's cash flows from operations and current holdings of cash may not be adequate to meet its current and long-term needs for capital expenditures, operations and debt repayments. Historically, in certain years the Company has used external financing to partially fund these needs. However, the Company cannot assure that additional sources of financing would be available to it on commercially favorable terms should its cash requirements exceed cash available from operations, existing cash, and cash available under its credit facility. The Company may, from time to time, opportunistically repurchase its convertible senior notes, in open market or privately negotiated transactions, on terms it believes to be favorable.

Share-Based Compensation

     Total share-based compensation expense for the three and six month periods ended May 1, 2011, was $0.6 million and $1.1 million, respectively, as compared to $0.5 million and $1.0 million, respectively, for the comparable prior year periods, substantially all of which is in selling, general and administrative expenses. No compensation cost was capitalized as part of inventory, and no income tax benefit has been recorded. As of May 1, 2011, total unrecognized compensation cost of $5.5 million is expected to be recognized over a weighted-average amortization period of 3.0 years.

Off-Balance Sheet Arrangements

     Under the operating agreement related to the MP Mask joint venture, in order to maintain its 49.99% interest, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount defined in the operating agreement. However, should the Board of Managers determine that further additional funding is required, the joint venture shall pursue its own financing. If the joint venture is unable to obtain its own financing, it may request additional capital contributions from the Company. Should the Company choose not to make a requested contribution to the joint venture, its ownership percentage may be reduced. Cumulatively, through May 1, 2011, the Company has contributed $16.3 million to the joint venture, and has received distributions from the joint venture totaling $10.0 million. During the three and six month periods ended May 1, 2011, the Company increased its investment in MP Mask by $6.2 million and $10.2 million, respectively, primarily related to capital calls requested by the joint venture. The Company received no distributions from the joint venture during the six month period ended May 1, 2011. During the six month period ended May 2, 2010, there were no contributions made to the joint venture by the Company, and no distributions were received by the Company from the joint venture.

     The Company leases certain office facilities and equipment under operating leases that may require it to pay taxes, insurance and maintenance expenses related to the properties. Certain of these leases contain renewal or purchase options exercisable at the end of the lease terms. On May 19, 2009, the Company and Micron Technologies, Inc. (Micron) entered into a new lease agreement for the U.S. nanoFab building and cancelled its prior lease agreement. The new lease, among other changes discussed in Note 4 to the condensed consolidated financial statements, extends the lease term from December 31, 2012 to December 31, 2014. The Company will account for it as an operating lease for the period of the lease extension. Rental payments due during the lease extension period total $13.9 million.

Business Outlook

     A majority of the Company's revenue growth is expected to come from the Asian region, as customers increase their use of manufacturing foundries located outside of North America and Europe. Additional revenue growth is also anticipated in North America as the Company benefits from advanced technology under its technology license with Micron. The Company's Korean and Taiwanese operations are non-wholly owned subsidiaries, therefore, a portion of earnings generated at each of these locations is allocated to noncontrolling interests.

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

Effect of Recent Accounting Pronouncements

     See Note 15 of the condensed consolidated financial statements for a summary of recent accounting pronouncements that may affect the Company’s financial reporting.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company records derivatives on the condensed consolidated balance sheets as assets or liabilities, measured at fair value. The Company does not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of those derivatives are reported in the condensed consolidated statements of operations, or as accumulated other comprehensive income, a separate component of equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, among other criteria, the derivative must be a hedge of an interest rate, price, foreign currency exchange rate, or credit risk, that is expected to be highly effective at the inception of the hedge and be highly effective in achieving offsetting changes in the fair value or cash flows of the hedged item during the term of the hedge, and formally documented at the inception of the hedge. In general, the types of risks hedged are those related to the variability of future cash flows caused by movements in foreign currency exchange and interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of, and during the term of each hedge.

Foreign Currency Exchange Rate Risk

     The Company conducts business in several major international currencies through its worldwide operations and is subject to changes in foreign exchange rates of such currencies. Changes in exchange rates can positively or negatively affect the Company's sales, operating margins, assets, liabilities, and equity. The functional currencies of the Company's Asian subsidiaries are the Korean won, New Taiwan dollar, and the Singapore dollar. The functional currencies of the Company's European subsidiaries are the pound sterling and the euro.

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

     The Company's primary net foreign currency exposures as of May 1, 2011 included the Korean won, the Japanese yen, the Singapore dollar, the New Taiwan dollar, the British pound, and the euro. As of May 1, 2011, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $2.8 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations, or cash flows.

Interest Rate Risk

     At May 1, 2011, the Company did not have any variable rate borrowings. Accordingly, a change in interest rates would not have had a material effect on the Company's consolidated financial position, results of operations, or cash flows in the three or six month period ended May 1, 2011.

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

     The Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the Company's second quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

     There have been no material changes to risks relating to the Company's business as disclosed in Part 1, Item 1A of the Company's Form 10-K for the year ended October 31, 2010.

Item 6. EXHIBITS

(a)	Exhibits

Exhibit
	Number	Description
4.5
Indenture dated March 28, 2011 between the Company and Bank of Nova Scotia Trust Company of New York (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on March 29, 2011).

	4.6	First Supplemental Indenture dated April 27, 2011 between the Company and Bank of Nova Scotia Trust Company of New York.

	10.40	Executive Employment Agreement between the Company and Soo Hong Jeong dated May 31, 2011.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ SEAN T. SMITH
Sean T. Smith
Senior Vice President
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: June 8, 2011