Form 10-Q
period 2011-07-31
PHOTRONICS INC
filed 2011-09-07
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2011
Common Stock, $0.01 par value	59,830,872 Shares

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of Photronics, Inc. ("Photronics" or the "Company"). These statements are based on management's beliefs, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be identified by words like "expect", "anticipate", "believe", "plan", "projects", and similar expressions, or the negative of such terms, or other comparable terminology. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this quarterly report on Form 10-Q, in press releases, written statements, or other documents filed with the Securities and Exchange Commission or, in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls, regarding the consummation and benefits of future acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. These factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements expressed or implied by such forward-looking statements. Factors that might affect such forward-looking statements include, but are not limited to, overall economic and business conditions; economic and political conditions in international markets; the demand for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; changes in federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate fluctuations and other capital market conditions, including changes in the market price of the Company's common stock; foreign currency exchange rate fluctuations; changes in technology; the timing, impact, and other uncertainties of future acquisitions; the seasonal and cyclical nature of the semiconductor and flat panel display industries; management changes; damage or destruction to the Company's facilities, or the facilities of its customers or suppliers by natural disasters, labor strikes, political unrest, or terrorist activity; the ability of the Company to: (i) place new equipment in service on a timely basis; (ii) obtain additional financing; (iii) achieve anticipated synergies and other cost savings in connection with acquisitions and productivity programs; (iv) fully utilize its tools; (v) achieve desired yields, pricing, product mix, and market acceptance of its products; (vi) and obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company's expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements.

PHOTRONICS, INC.
AND SUBSIDIARIES

Index

PART I.     FINANCIAL INFORMATION

Item 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	July 31, 2011	October 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$202,845	$98,945
Accounts receivable, net of allowance of $4,271 in 2011and $4,235 in 2010	97,654	82,951
Inventories	30,873	15,502
Deferred income taxes	1,313	1,173
Other current assets	8,878	7,231
Total current assets	341,563	205,802

Property, plant and equipment, net	397,703	369,814
Investment in joint venture	72,504	61,127
Intangible assets, net	43,660	47,748
Other assets	21,494	19,388
	$876,924	$703,879
LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term borrowings	$5,538	$11,467
Accounts payable	89,922	77,630
Accrued liabilities	42,697	30,132
Total current liabilities	138,157	119,229

Long-term borrowings	153,527	78,852
Deferred income taxes	515	499
Other liabilities	8,646	9,356
Total liabilities	300,845	207,936

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 59,510 shares issued and outstanding at July 31, 2011 and 53,779 at October 31, 2010	595	538
Additional paid-in capital	485,439	436,825
Retained earnings (accumulated deficit)	4,314	(2,624)
Accumulated other comprehensive income	27,294	7,062
Total Photronics, Inc. shareholders' equity	517,642	441,801
Noncontrolling interests	58,437	54,142
Total equity	576,079	495,943
	$876,924	$703,879

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010

Net sales	$135,935	$112,251	$389,861	$315,518

Costs and expenses:

Cost of sales	(97,695)	(85,979)	(284,540)	(248,979)

Selling, general and administrative	(11,833)	(11,068)	(33,995)	(32,086)

Research and development	(3,527)	(3,427)	(11,238)	(10,983)

Consolidation, restructuring and related (charges) credits	-	(26)	-	4,810
Operating income	22,880	11,751	60,088	28,280

Other income (expense):
Debt extinguishment loss	(4,973)	-	(35,259)	-
Interest expense	(1,907)	(1,827)	(5,499)	(7,807)
Investment and other income (expense), net	1,517	593	3,480	1,937
Income before income taxes	17,517	10,517	22,810	22,410

Income tax provision	(4,895)	(2,910)	(11,637)	(5,790)
Net income	12,622	7,607	11,173	16,620

Net (income) loss attributable to noncontrolling interests	(1,357)	84	(4,235)	(842)

Net income attributable to Photronics, Inc.	$11,265	$7,691	$6,938	$15,778
Earnings per share:
Basic	$0.19	$0.14	$0.12	$0.30
Diluted	$0.16	$0.13	$0.12	$0.29
Weighted average number of common shares outstanding:
Basic	58,987	53,516	56,163	53,341
Diluted	76,744	66,280	57,724	65,689

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	July 31, 2011	August 1, 2010
Cash flows from operating activities:
Net income	$11,173	$16,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,090	67,786
Debt extinguishment loss	27,399	-
Consolidation, restructuring and related credits	-	(5,059)
Changes in assets and liabilities:
Accounts receivable	(10,332)	(12,419)
Inventories	(14,196)	630
Other current assets	(1,154)	(3,592)
Accounts payable, accrued liabilities and other	21,471	10,211
Net cash provided by operating activities	104,451	74,177
Cash flows from investing activities:
Purchases of property, plant and equipment	(59,089)	(38,040)
Investment in joint venture	(10,773)	-
Proceeds from sale of facility	-	12,880
Other	(250)	288
Net cash used in investing activities	(70,112)	(24,872)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	115,000	-
Proceeds from long-term borrowings	17,000	28,680
Repayments of long-term borrowings	(63,445)	(62,288)
Payments of deferred financing fees	(4,318)	(1,225)
Repurchase of common stock by subsidiary	(3,294)	-
Proceeds from exercise of share-based arrangements	694	75
Net cash provided by (used in) financing activities	61,637	(34,758)
Effect of exchange rate changes on cash	7,924	941
Net increase in cash and cash equivalents	103,900	15,488
Cash and cash equivalents at beginning of period	98,945	88,539
Cash and cash equivalents at end of period	$202,845	$104,027
Supplemental disclosure of cash flow information:
Capital lease obligation for purchase of equipment	$21,248	$-
Common stock issued to extinguish debt	$20,234	$-
Change in accrual for purchases of property, plant and equipment	$(2,712)	$35,735

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended July 31, 2011 and August 1, 2010
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending October 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2010.

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

Index

NOTE 2 - CHANGES IN EQUITY AND COMPREHENSIVE INCOME (LOSS)

The following tables set forth the Company's consolidated changes in equity and comprehensive income (net of tax) for the three and nine months ended July 31, 2011 and August 1, 2010:

	Three Months Ended July 31, 2011
	Photronics, Inc. Shareholders
					Accum-
				Retained	ulated
				Earnings	Other
			Add'l	(Accum-	Compre-	Total	Non-
	Common Stock		Paid-in	ulated	hensive	Photronics,	controlling	Total
	Shares	Amount	Capital	Deficit)	Income	Inc.	Interests	Equity

Balance at May 1, 2011	58,539	$585	$478,009	$(6,951)	$23,991	$495,634	$56,981	$552,615

Comprehensive income:
Net income	-	-	-	11,265	-	11,265	1,357	12,622
Amortization of cash flow hedges	-	-	-	-	32	32	-	32
Foreign currency translation adjustments	-	-	-	-	3,271	3,271	99	3,370
Total comprehensive income						14,568	1,456	16,024
Common stock issued to extinguish debt	738	7	6,461	-	-	6,468	-	6,468
Sale of common stock through employee stock option and purchase plans	205	2	243	-	-	245	-	245
Restricted stock awards vesting and expense	28	1	341	-	-	342	-	342
Share-based compensation expense	-	-	385	-	-	385	-	385
Balance at July 31, 2011	59,510	$595	$485,439	$4,314	$27,294	$517,642	$58,437	$576,079

	Three Months Ended August 1, 2010
	Photronics, Inc. Shareholders
					Accum-
					ulated
					Other
					Compre-
			Add'l	Accum-	hensive	Total	Non-
	Common Stock		Paid-in	ulated	Income	Photronics,	controlling	Total
	Shares	Amount	Capital	Deficit	(Loss)	Inc.	Interests	Equity

Balance at May 2, 2010	53,497	$535	$434,976	$(18,459)	$6,217	$423,269	$52,900	$476,169

Comprehensive income:
Net income (loss)	-	-	-	7,691	-	7,691	(84)	7,607
Reclassification adjustment – unrealized holding gain	-	-	-	-	(76)	(76)	(56)	(132)
Amortization of cash flow hedges	-	-	-	-	31	31	-	31
Foreign currency translation adjustments	-	-	-	-	(10,820)	(10,820)	108	(10,712)
Total comprehensive loss	-	-	-	-	-	(3,174)	(32)	(3,206)
Sale of common stock through employee stock option and purchase plans	5	-	4	-	-	4	-	4
Share-based compensation expense	13	-	487	-	-	487	-	487
Balance at August 1, 2010	53,515	$535	$435,467	$(10,768)	$(4,648)	$420,586	$52,868	$473,454

Index

	Nine Months Ended July 31, 2011
	Photronics, Inc. Shareholders
					Accum-
				Retained	ulated
				Earnings	Other
			Add'l	(Accum-	Compre-	Total	Non-
	Common Stock		Paid-in	ulated	hensive	Photronics,	controlling	Total
	Shares	Amount	Capital	Deficit)	Income	Inc.	Interests	Equity

Balance at October 31, 2010	53,779	$538	$436,825	$(2,624)	$7,062	$441,801	$54,142	$495,943

Comprehensive income:
Net income	-	-	-	6,938	-	6,938	4,235	11,173
Amortization of cash flow hedges	-	-	-	-	96	96	-	96
Foreign currency translation adjustments	-	-	-	-	20,148	20,148	3,009	23,157
Total comprehensive income						27,182	7,244	34,426
Common stock issued to extinguish debt	5,229	52	45,585	-	-	45,637	-	45,637
Sale of common stock through employee stock option and purchase plans	315	3	387	-	-	390	-	390
Restricted stock awards vesting and expense	65	1	763	-	-	764	-	764
Share-based compensation expense	-	-	1,050	-	-	1,050	-	1,050
Common stock warrants exercised	122	1	1,157	-	-	1,158	-	1,158
Repurchase of common stock by subsidiary	-	-	(328)	-	(12)	(340)	(2,949)	(3,289)
Balance at July 31, 2011	59,510	$595	$485,439	$4,314	$27,294	$517,642	$58,437	$576,079

	Nine Months Ended August 1, 2010
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

Index

NOTE 3 - JOINT VENTURE

On May 5, 2006, Photronics and Micron Technology, Inc. ("Micron") entered into the MP Mask joint venture (“MP Mask”), which develops and produces photomasks for leading-edge and advanced next generation semiconductors. As part of the formation of the joint venture, Micron contributed its existing photomask technology center located at its Boise, Idaho, headquarters to MP Mask and Photronics invested $135 million in exchange for a 49.99% interest in MP Mask (to which $64.2 million of the original investment was allocated), a license for photomask technology of Micron, and certain supply agreements.

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

The Company has utilized MP Mask for both high-end IC photomask production and research and development purposes. MP Mask charges its variable interest holders based on their actual usage of its facility. MP Mask separately charges for any research and development activities it engages in at the requests of its owners. The Company recorded cost of sales of $6.5 million and $14.8 million and research and development expenses of $0.2 million and $0.7 million during the three and nine month periods ended July 31, 2011. Cost of sales of $1.8 million and $4.5 million and research and development expenses of $0.2 million and $0.7 million were recorded during the three and nine month periods ended August 1, 2010.

MP Mask is governed by a Board of Managers, appointed by Micron and the Company. Since MP Mask's inception, Micron, as a result of its majority ownership, has held majority voting power on the Board of Managers. The voting power held by each party is subject to change as ownership interests change. Under the MP Mask joint venture operating agreement, the Company may be required to make additional capital contributions to MP Mask up to the maximum amount defined in the operating agreement. However, should the Board of Managers determine that further additional funding is required, MP Mask shall pursue its own financing. If MP Mask is unable to obtain its own financing, it may request additional capital contributions from the Company. Should the Company choose not to make a requested contribution to MP Mask, its ownership percentage may be reduced. During the three and nine month periods ended July 31, 2011, the Company increased its investment in MP Mask by $0.5 million and $10.7 million, respectively, primarily related to capital calls requested by MP Mask. The Company did not make any contributions to MP Mask during the three and nine month periods ended August 1, 2010, and did not receive any distributions from MP Mask during its first three quarterly periods of fiscal 2011 or 2010.

The Company's investment in the VIE, which represents its maximum exposure to loss, was $72.5 million at July 31, 2011 and $61.1 million at October 31, 2010. These amounts are reported in the Company's condensed consolidated balance sheets as "Investment in joint venture". The Company recorded income from its investment in the VIE of $0.6  million in the nine month period ended July 31,  2011, and recorded no income from its investment in the three month period ended July 31, 2011, or in the three and nine month periods ended August 1, 2010. Income from the VIE is included in "Investment and other income, net" in the condensed consolidated statements of income.

Index

NOTE 4 - LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

	July 31, 2011	October 31, 2010

3.25% convertible senior notes due on April 1, 2016	$115,000	$-
5.5% convertible senior notes due on October 1, 2014	22,054	57,500
3.09% capital lease obligation payable through March 2016	19,881	-
4.75% financing loan with customer	2,130	2,954
8.0% capital lease obligation	-	16,220
5.6% capital lease obligation	-	8,645
Borrowings under revolving credit facility, which bear interest at a variable rate, as defined (3.8% at October 31, 2010)	-	5,000
	159,065	90,319
Less current portion	5,538	11,467
	$153,527	$78,852

On March 28, 2011, the Company issued through a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended, $115 million aggregate principal amount of 3.25% convertible senior notes. The notes mature on April 1, 2016, and note holders may convert each $1,000 principal amount of notes to 96.3879 shares of common stock (equivalent to an initial conversion price of $10.37 per share of common stock) at any time prior to the close of business on the second scheduled trading day immediately preceding April 1, 2016.  The conversion rate is subject to adjustment upon the occurrence of certain events, which are described in the indenture dated March 28, 2011.  The Company is not required to redeem the notes prior to their maturity date. Interest on the notes accrues in arrears, and is to be paid semiannually through the notes’ maturity date, with payments commencing on October 1, 2011. The net proceeds of the notes were approximately $110.5 million, which were used, in part, to acquire $35.4 million, through July 31, 2011, of the Company’s 5.5% convertible senior notes which were to mature on October 1, 2014, and to repay, in full, its then outstanding obligations under capital leases of $19.8 million.

On March 18, 2011, the Company amended its revolving credit facility (“the credit facility”) which, as amended, included, among other things: i) a reduction of the aggregate commitments of the lenders from $65 million to $30 million; ii) a reduction of the applicable interest rates and modifications of the leverage ratios relating thereto; iii) an extension of the maturity date to April 30, 2015; iv) an increase of certain financed capital assets up to $75 million outstanding at any one time; v) an allowance to issue the 3.25% convertible senior notes; vi) an increase in the investments “basket” from $15 million to $25 million per year; vii) an allowance to repurchase the 5.5% convertible senior notes and other indebtedness; and viii) removal of the limitation on maximum last twelve months capital expenditures.  The credit facility bears interest (2.69% at July 31, 2011), based on the Company’s total leverage ratio, at LIBOR plus a spread, as defined in the credit facility.

Index

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

In January 2011 a $10 million irrevocable stand-by letter of credit, which expired in July 2011, for the purchase of manufacturing equipment was issued under the credit facility.  As of July 2011, the Company had no outstanding borrowings under the credit facility and $30 million was available for borrowing.

In June 2011 the Company acquired $5.0 million of its 5.5% convertible senior notes in exchange for 0.7 million shares of its common stock with a fair value of $6.5 million and cash of $3.2 million (the note holders received 147.529 shares and cash of $647 for each $1,000 note). The Company, in connection with this repurchase, recorded an extinguishment loss of $5.0 million, which includes the write off of deferred financing fees of $0.3 million. The loss is included in other income (expense) in the Company's condensed consolidated statements of income.

In March 2011 the Company acquired $30.4 million of its 5.5% convertible senior notes in exchange for 4.5 million shares of its common stock with a fair value of $39.2 million and cash of $19.7 million (the note holders received 147.529 shares and cash of $647 for each $1,000 note). The Company, in connection with this repurchase, recorded an extinguishment loss of $30.1 million, which includes the write off of deferred financing fees of $1.7 million. The loss is included in other income (expense) in the Company's condensed consolidated statements of income.

In September 2009 the Company issued, through a public offering, $57.5 million aggregate principal amount of 5.5% convertible senior notes, which were to mature on October 1, 2014.  Under the terms of the offering, the note holders could convert each $1,000 principal amount of notes to 196.7052 shares of common stock (equivalent to an initial conversion price of $5.08 per share of common stock) on, or before, September 30, 2014.  The conversion rate is subject to adjustment upon the occurrence of certain events which are described in the indenture dated September 16, 2009.  The Company is not required to redeem the notes prior to their maturity.  The net proceeds of this offering were approximately $54.9 million, which were used to reduce amounts outstanding under the Company’s then existing credit facility.

In the first quarter of 2008 a capital lease agreement with Micron commenced for the U.S. nanoFab facility. Quarterly lease payments, which bore interest at 8%, were $3.8 million through January 2013. This lease was cancelled in the third fiscal quarter of 2009, at which time the Company and Micron (the lessor) entered into a new lease agreement for the facility. Under the provisions of the new lease agreement, quarterly lease payments were reduced from $3.8 million to $2.0 million, the term of the lease was extended from December 31, 2012 to December 31, 2014, and ownership of the property will not transfer to the Company at the end of the lease term. The interest rate of the new lease agreement remained at 8%.  As a result of the new lease agreement, the Company reduced its lease obligation and the carrying value of its assets under capital leases by approximately $28 million. The Company paid the lease obligation in full with a portion of the net proceeds of the March 28, 2011, issuance of its 3.25% convertible senior notes. The lease will be accounted for as an operating lease during the additional two years of the new lease term.

In April 2011 the Company entered into a 5-year, $21.2 million capital lease for manufacturing equipment. Payments under the lease, which bears interest at 3.09%, are $0.4 million per month through March 2016. The lease agreement provides that the Company must maintain the equipment in good working order, and includes a cross default with cross acceleration provision related to certain non-financial covenants incorporated in the Company's credit facility agreement. As of July 31, 2011, the total amount payable through the end of the lease term was $21.4 million, of which $19.9 million represented principal and $1.5 million represented interest.

In October 2007 the Company entered into a capital lease agreement in the amount of $19.9 million associated with certain equipment.  Payments under the lease were $0.4 million per month over a 5-year term at a 5.6% interest rate.  On April 6, 2011, the Company used a portion of the net proceeds of the March 28, 2011, issuance of its 3.25% convertible senior notes, to repay in full the outstanding balance of this lease of $7.0 million. In connection with this repayment, the Company paid a $0.2 million prepayment penalty which was recorded as a debt extinguishment loss, included in other income (expense) in the Company's condensed statements of income.

Index

In January 2010 the Company borrowed $3.7 million from a customer to purchase manufacturing equipment. This loan bears interest at 4.75% and is primarily being repaid with product supplied to the customer. Product valued at $0.3 million and $0.9 million was shipped to the customer and applied against the loan during the three and nine month periods ended July 31, 2011, and product valued at $0.3 and $0.5 million was shipped and applied against the loan during the comparable prior year periods.  During the three month period ending October 30, 2011, the Company may make a cash payment against this loan of approximately $0.6 million. The Company estimates that the loan will be fully repaid in fiscal 2013.

NOTE 5 - COMMON STOCK WARRANTS

On September 10, 2009, the Company entered into two warrant agreements with Intel Capital Corporation to purchase a total of 750,000 shares of the Company's common stock. Under one warrant agreement 500,000 shares of the Company's common stock can be purchased at an exercise price of $4.15 per share and under the second warrant agreement 250,000 shares of the Company's common stock can be purchased at an exercise price of $5.08 per share. The warrant agreements expire on September 10, 2014.  Also on September 10, 2009, the Company and Intel Corporation entered into an agreement to share technical and operations information regarding the development of the Company’s products, the capabilities of the Company’s photomask manufacturing lines and the alignment of photomask toolsets. The warrants were recorded at their fair value on their date of grant, which was determined using the Black-Scholes option pricing model. As of July 31, 2011, none of the warrants had been exercised.

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

Index

The table below presents the effect of derivative instruments on the Company's condensed consolidated balance sheets at July 31, 2011 and October 31, 2010.

Derivatives
Not Designated
as Hedging		Fair Value at
Instruments Under		July 31,	October 31,
ASC 815	Balance Sheet Location	2011	2010

Warrants on common stock	Other liabilities	$1,322	$1,881

     The table below presents the effect of derivative instruments on the Company's condensed consolidated statements of income for the three and nine month periods ended July 31, 2011 and August 1, 2010.

Derivatives Not Designated		Amount of Gain (Loss) Recognized Related to Derivative Instruments
as Hedging	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
Instruments Under	Related to	July 31,	August 1,	July 31,	August 1,
ASC 815	Derivative Instruments	2011	2010	2011	2010

Warrants on common stock	Investment and other income (expense), net	$221	$388	$ $(599)	$ $(363)

NOTE 7 - SHARE-BASED COMPENSATION

In March 2007 shareholders approved a new share-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to, shares of the Company's common stock may be granted from shares authorized but unissued, or shares previously issued and reacquired by the Company. A maximum of six million shares of common stock may be issued under the Plan. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. The Company incurred total share-based compensation costs for the three and nine month periods ended July 31, 2011, of $0.7 million and $1.8 million, respectively, and $0.5 million and $1.5 million for the three and nine month periods ended August 1, 2010, respectively. The Company received cash from option exercises of $0.2 million and $0.4 million for the three and nine month periods ended July 31, 2011, respectively, and $0.1 million for the nine month period ended August 1, 2010. The Company did not receive any cash from option exercises during the three month period ended August 1, 2010. No share-based compensation cost was capitalized as part of inventory and no related income tax benefits were recorded during the periods presented.

Index

Stock Options

Option awards generally vest over one to four year periods, and have a ten-year contractual term. All incentive and non-qualified stock option grants have an exercise price equal to the market value of the underlying common stock on the date of grant. The grant date fair values of options are based on the closing prices of the Company’s common stock on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's stock. The Company uses historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that the options granted are expected to remain outstanding. The risk-free rate of return for the estimated term of the option is based on the U.S. Treasury yield curve in effect at the date of grant. The weighted-average inputs and risk-free rate of return ranges used to calculate the grant date fair value of options issued during the three and nine month periods ended July 31, 2011 and August 1, 2010, are presented in the following table.

	Three Months Ended		Nine Months Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010

Expected volatility	N/A	91.6%	98.7%	89.5%
Risk free rate of return	N/A	1.7%	1.0% - 1.9%	1.7% - 2.4%
Dividend yield	N/A	0.0%	0.0%	0.0%
Expected term	N/A	4.3 years	4.2 years	4.5 years

Information on outstanding and exercisable option awards as of July 31, 2011, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at July 31, 2011	4,047,441	$9.32	6.4 years	$9,642
Exercisable at July 31, 2011	2,055,723	$14.51	4.4 years	$2,602

There were no share options granted during the three month period ended July 31, 2011, and there were 80,000 share options granted during the three month period ended August 1, 2010, with a weighted-average grant date fair value of $3.08 per share. There were 620,750 share options granted during the nine month period ended July 31, 2011, with a weighted-average grant date fair value of $4.75 per share and 926,400 share options granted during the nine month period ended August 1, 2010, with a weighted-average grant date fair value of $2.98 per share. As of July 31, 2011, the total unrecognized compensation cost related to non-vested option awards was approximately $3.6 million. That cost is expected to be recognized over a weighted-average amortization period of 2.9 years.

Index

Restricted Stock

The Company periodically grants restricted stock awards. The restrictions on these awards lapse over a service period that has ranged from less-than-one to eight years. No restricted stock awards were granted during the three month period ended July 31, 2011, and 176,250 restricted stock awards were granted during the nine month period ended July 31, 2011, with a weighted-average grant date fair value of $6.71 per share. No restricted stock awards were granted during the nine month period ended August 1, 2010. As of July 31, 2011, the total compensation cost not yet recognized related to unvested restricted stock awards was approximately $1.5 million. That cost is expected to be recognized over a weighted-average amortization period of 2.6 years. As of July 31, 2011, there were 208,577 shares of restricted stock outstanding.

NOTE 8 - CONSOLIDATION, RESTRUCTURING AND RELATED CHARGES (CREDITS)

In the third quarter of fiscal 2009, the Company ceased the manufacture of photomasks at its Shanghai, China, facility and recorded an initial restructuring charge of $10.1 million, which included $7.7 million to write down the carrying value of the Company's Shanghai manufacturing facility to its estimated fair value at that time. In the second quarter of fiscal 2010, the Company sold its facility in Shanghai, China, for net proceeds of $12.9 million ($4.2 million of which was received as a deposit in the first quarter of fiscal 2010), which resulted in a gain of $5.4 million. The gain was recorded as a credit to the restructuring reserve in that quarter. On a cumulative basis the Company recorded total net charges of $5.2 million, including $4.7 million of net asset write-downs, through its completion in fiscal 2010. The fair value of the assets written down was determined by management using a market approach. The following tables set forth the Company's restructuring reserve related to its Shanghai, China, facility as of August 1, 2010, and reflects the activity affecting the reserve for the three and nine month periods then ended.

	Three Months Ended				Nine Months Ended
	August 1, 2010				August 1, 2010
	May 3, 2010	Charges	Utilized	August 1, 2010	November 2, 2009	Charges (credits)	Utilized	August 1, 2010

Net gain on sales of assets and other	$218	$-	$(21)	$197	$-	$(5,020)	$5,217	$197
Employee terminations	-	26	(26)	-	134	210	(344)	-
	$218	$26	$(47)	$197	$134	$(4,810)	$4,873	$197

NOTE 9 - INCOME TAXES

The effective tax rate differs from the U.S. statutory rate of 35% in the third quarter and through the first three quarters of fiscal year 2011 primarily due to the impact of the non-deductible debt extinguishment loss recorded in the second and third quarters of 2011, a higher level of earnings taxed at lowered statutory rates in foreign jurisdictions, offset by the impact of a foreign subsidiary tax settlement in the three month period ended July 31, 2011. In the third quarter and through the first three quarters of fiscal year 2010, the effective tax rate differed from the U.S. statutory rate primarily because income tax provisions incurred in jurisdictions where the Company generated income before income taxes were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where the Company incurred losses before income taxes. Further, in Korea and in Taiwan, various investment tax credits have been earned, which reduced the Company’s effective income tax rate.

The Company accounts for uncertain tax positions by recording a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in its tax returns. The Company recognizes any interest and penalties related to uncertain tax positions in the income tax provision in its condensed consolidated statements of operations.

Index

As a result of the Company’s foreign subsidiary’s income tax settlement in the third quarter of 2011, other liabilities for unrecognized tax benefits associated with uncertain tax positions in the condensed balance sheets were reduced by $1.0 million including interest and penalties.

Unrecognized tax benefits associated with uncertain tax positions of $1.0 million, including interest and penalties, were included in other liabilities in the condensed consolidated balance sheets at July 31, 2011 and $2.0 million, including $0.3 million for interest and penalties, at October 31, 2010.  If recognized, the benefits would favorably affect the Company's effective income tax rate in future periods. Although the Company does not expect to report a significant change in the amount of liabilities recorded for uncertain tax positions in the next twelve months, changes in the recorded reserves could impact future reported results. Currently, the statutes of limitations remain open subsequent to, and including, 2006 in the U.S., 2009 in the U.K., 2008 in Germany, 2011 in Korea and 2010 in Taiwan.

NOTE 10 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented below.

	Three Months Ended		Nine Months Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010

Net income attributable to Photronics, Inc.	$11,265	$7,691	$6,938	$15,778
Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effects	1,595	1,022	-	3,063
Gain related to common stock warrants fair value adjustment	(221)	(388)	-	-
Earnings for diluted earnings per share	$12,639	$8,325	$6,938	$18,841
Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	58,987	53,516	56,163	53,341
Effect of dilutive securities:
Convertible notes	15,909	11,311	-	11,311
Share-based payment awards	1,314	969	1,252	983
Common stock warrants	534	484	309	54
Potentially dilutive common shares	17,757	12,764	1,561	12,348
Weighted-average common shares used for diluted earnings per share	76,744	66,280	57,724	65,689

Basic earnings per share	$0.19	$0.14	$0.12	$0.30
Diluted earnings per share	$0.16	$0.13	$0.12	$0.29

Index

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

	Three Months Ended		Nine Months Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010

Share-based payment awards	2,206	2,700	2,412	2,668
Convertible notes	-	-	13,519	-
Common stock warrants	-	250	225	792
Total potentially dilutive shares excluded	2,206	2,950	16,156	3,460

NOTE 11 – GEOGRAPHIC INFORMATION

The Company operates as a single operating segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of ICs and FPDs. Geographic net sales are based primarily on where the Company's manufacturing facility is located.  The Company's net sales by geographic area and for ICs and FPDs for the three and nine month periods ended July 31, 2011 and August 1, 2010 and its long-lived assets by geographic area as of July 31, 2011, and October 31, 2010, are presented below.

	Three Months Ended		Nine Months Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Net sales
Asia	$80,051	$70,349	$238,224	$192,977
Europe	11,833	11,116	35,643	31,298
North America	44,051	30,786	115,994	91,243
	$135,935	$112,251	$389,861	$315,518

IC	$104,891	$86,001	$294,691	$244,489
FPD	31,044	26,250	95,170	71,029
	$135,935	$112,251	$389,861	$315,518

	As of
	July 31, 2011	October 31, 2010
Long-lived assets
Asia	$216,502	$221,283
Europe	11,338	14,182
North America	169,863	134,349
	$397,703	$369,814

Index

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present assets and liabilities as of July 31, 2011 and October 31, 2010 that are measured at fair value on a recurring basis.

	July 31, 2011
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Common stock warrants	$-	$1,322	$-	$1,322
Total liabilities	$-	$1,322	$-	$1,322

	October 31, 2010
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Common stock warrants	$-	$1,881	$-	$1,881
Total liabilities	$-	$1,881	$-	$1,881

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company did not have any nonfinancial assets or liabilities measured at fair value on a nonrecurring basis as of July 31, 2011 and October 31, 2010.

Index

Fair Value of Other Financial Instruments

The fair values of the Company's cash and cash equivalents, accounts receivable, accounts payable, and certain other current assets and current liabilities approximate their carrying value due to their short-term maturities. The fair value of the Company's variable rate long-term debt approximates its carrying value due to the variable nature of the underlying interest rate. The estimated fair values of the Company's 3.25% and 5.5% convertible senior notes were $119.5 million and $37.1 million, respectively, as of July 31, 2011, and the estimated fair value of the Company’s 5.5% senior convertible notes was $83.2 million, as of October 31, 2010.  The Company acquired $35.4 million face amount of its 5.5% senior convertible notes during the nine month period ended July 31, 2011.

NOTE 13 – SUBSIDIARY SHARE REPURCHASE

During the three month period ended May 1, 2011, the board of directors of Photronics Semiconductor Mask Corporation (PSMC), a subsidiary of the Company based in Taiwan, authorized PSMC to repurchase for retirement up to 5% of its outstanding common stock on the open market. The repurchase program, which expired in April 2011, resulted in approximately 7.7 million shares (or approximately 2.7 % of its outstanding shares) being repurchased at a total cost of $3.3 million. PSMC’s repurchase of these shares increased the Company’s ownership of PSMC from 57.53% at October 31, 2010, to 59.14% at May 1, 2011. The table below presents the effect of the change in Photronics, Inc.'s ownership interest in PSMC on the Company's equity for the nine month periods ended July 31, 2011 and August 1, 2010.

	Nine Months Ended
	July 31, 2011	August 1, 2010

Net income attributable to Photronics, Inc.	$6,938	$15,778

Decrease in Photronics, Inc.'s additional paid-in capital for PSMC's repurchase of 7.7 million shares of its common stock	(328)	-

Change from net income attributable to Photronics, Inc. and transfer to noncontrolling interest	$6,610	$15,778

In August 2011, the board of directors of PSMC authorized PSMC to repurchase for retirement up to 5% of its outstanding common stock on the open market through October 14, 2011, should such stock become available for repurchase within a certain price per share range.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

As of July 31, 2011, the Company had commitments outstanding for capital expenditures of approximately $16 million.

The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse effect on its business, financial condition, results of operations or cash flows.

Index

NOTE 15 – RECENT ACCOUNTING GUIDANCE

In June 2011 the FASB issued Accounting Standards Update (ASU) No. 2011-05, “Presentation of Comprehensive Income”, with the purpose of increasing the prominence of items reported in other comprehensive income.  The amended guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate statements.  The amendments also require that reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) be presented on the face of the financial statements.  ASU No. 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  The adoption of ASU No. 2011-05 will have no effect on the Company’s reported financial condition, financial performance or cash flows.

In May 2011 the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs", which amended its guidance on fair value measurements with the purpose of achieving commonality of its fair value measurement and disclosure requirements with those of International Financial Reporting Standards (IFRSs). ASU No. 2011-04 clarifies the FASBs intentions regarding the application of existing fair value measurement and disclosure requirements, changes certain principles for measuring fair value and changes the disclosure requirements for fair value measurements. ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the effect, if any, ASU No. 2011-04 will have on its consolidated financial statements.

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

Index

Although the Company issued $115 million in convertible senior notes on March 28, 2011, the effects of the weakened global economy and the tightened credit market may make it increasingly difficult for the Company to obtain additional external sources of financing, if necessary, to fund its operations.

The Company's ability to comply with the financial and other covenants in its debt agreements may be affected by economic or business conditions, or other events. Existing covenant restrictions limit the Company's ability to obtain additional debt financing and, should the Company be unable to meet one or more of these covenants, its lenders may require the Company to repay its outstanding balances prior to the expiration date of the agreements. The Company cannot assure that additional sources of financing would be available to the Company to pay off its long-term borrowings to avoid default. Should the Company default on any of its long-term borrowings, a cross default would occur on certain of its other long-term borrowings, unless amended or waived. As of July 31, 2011, the Company was in compliance with its debt covenants.

Material Changes in Results of Operations Three and Nine Months ended July 31, 2011 and August 1, 2010

The following table represents selected operating information expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(71.9)	(76.6)	(73.0)	(78.9)
Gross margin	28.1	23.4	27.0	21.1
Selling, general and administrative expenses	(8.7)	(9.9)	(8.7)	(10.1)
Research and development expenses	(2.6)	(3.0)	(2.9)	(3.5)
Consolidation, restructuring and related credits	-	-	-	1.5
Operating income	16.8	10.5	15.4	9.0
Debt extinguishment loss	(3.6)	-	(9.0)	-
Other expense, net	(0.3)	(1.1)	(0.5)	(1.9)
Net income before income taxes	12.9	9.4	5.9	7.1
Income tax provision	(3.6)	(2.6)	(3.0)	(1.8)
Net income	9.3	6.8	2.9	5.3
Net (income) loss attributable to noncontrolling interests	(1.0)	0.1	(1.1)	(0.3)
Net income attributable to Photronics, Inc.	8.3%	6.9%	1.8%	5.0%

All of the following tabular comparisons, unless otherwise indicated, are for the three months ended July 31, 2011 (Q3-11) and August 1, 2010 (Q3-10) and for the nine months ended July 31, 2011 (YTD-11) and August 1, 2010 (YTD-10) in millions of dollars.

Index

Net Sales

	Three Months Ended			Nine Months Ended
	Q3-11	Q3-10	Percent Change	YTD-11	YTD-10	Percent Change

IC	$104.9	$86.0	22.0%	$294.7	$244.5	20.5%
FPD	31.0	26.3	18.3%	95.2	71.0	34.1%
Total net sales	$135.9	$112.3	21.1%	$389.9	$315.5	23.6%

Net sales for Q3-11 increased 21.1% to $135.9 million as compared to $112.3 million for Q3-10, with increases in both IC and FPD photomask sales. IC photomask sales increased primarily as a result of increased demand for high-end units, which typically have higher average selling prices (ASPs). FPD sales increased as a result of increased ASPs for both high-end and mainstream photomasks, and due to increased mainstream unit demand. Revenues attributable to high-end products increased by $19.2 million to $52.8 million in Q3-11 as compared to $33.6 million in Q3-10.  High-end photomask applications include mask sets for 65 nanometer and below for IC products and G7 and above technologies for FPD products.  By geographic area, net sales in Q3-11 as compared to Q3-10 increased by $9.7 million or 13.8% in Asia, increased by $13.3 million or 43.1% in North America, and increased by $0.7 million or 6.5% in Europe. As a percent of total sales, in Q3-11 net sales were 59% in Asia, 32% in North America, and 9% in Europe; and net sales in Q3-10 in Asia were 63%, North America 27%, and Europe 10%.

Net sales for YTD-11 increased 23.6% to $389.9 million as compared to $315.5 million for YTD-10 with increased sales of both IC and FPD photomasks. IC photomask sales increased $50.2 million as a result of increased units and ASPs, primarily for high-end products. FPD photomask sales increased $24.2 million, as a result of increased units and ASPs for both high-end and mainstream products. The Company's quarterly revenues can be affected by the seasonal purchasing of its customers. Although demand for the Company's products is typically negatively impacted during the first six months of its fiscal year by the North American, European and Asian holiday periods, such seasonality was not experienced during YTD-11.

Gross Margin

	Three Months Ended			Nine Months Ended
	Q3-11	Q3-10	Percent Change	YTD-11	YTD-10	Percent Change

Gross margin	$38.2	$26.3	45.6%	$105.3	$66.5	58.3%
Percentage of net sales	28.1%	23.4%		27.0%	21.1%

     Gross margin percentage increased to 28.1% in Q3-11 from 23.4% in Q3-10 and increased to 27.0% in YTD-11 from 21.1% in YTD-10. These increases were a result of increased sales in all geographic regions, including increased high-end sales. The Company operates in a high fixed cost environment and, to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.

Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	Q3-11	Q3-10	Percent Change	YTD-11	YTD-10	Percent Change

Selling, general and administrative expenses	$11.8	$11.1	6.9%	$34.0	$32.1	5.9%
Percentage of net sales	8.7%	9.9%		8.7%	10.1%

Index

Selling, general and administrative expenses increased to $11.8 million in Q3-11, compared with $11.1 million in Q3-10, and to $34.0 million in YTD-11 as compared to $32.1 million in YTD-10. These increases were primarily due to increased employee compensation and related benefit expenses, and increased selling expenses.

Research and Development

	Three Months Ended			Nine Months Ended
	Q3-11	Q3-10	Percent Change	YTD-11	YTD-10	Percent Change

Research and development	$3.5	$3.4	2.9%	$11.2	$11.0	2.3%
Percentage of net sales	2.6%	3.0%		2.9%	3.5%

Research and development expenses consist primarily of global development efforts related to high-end process technologies for advanced sub-wavelength reticle solutions for IC and FPD technologies. Research and development expenses increased by $0.1 million to $3.5 million in Q3-11, as compared to $3.4 million in Q3-10. On a YTD basis, research and development expenses increased $0.2 million to $11.2 million in YTD-11, as compared to $11.0 million in YTD-10. The increase in research and development expenses in Q3-11 and YTD-11 as compared to the same periods in the prior year were primarily due to increased expenditures in Asia.

Consolidation, Restructuring and Related Credits

	Three Months Ended		Nine Months Ended
	Q3-11	Q3-10	YTD-11	YTD-10

Net gain on sales of assets	$-	$-	$-	$(5.0)
Employee terminations and other	-	-	-	0.2
Total consolidation, restructuring and related credits	$-	$-	$-	$(4.8)

In the third quarter of fiscal 2009, the Company ceased the manufacture of photomasks at its Shanghai, China, facility. In connection with this restructuring, the Company recorded total net charges of $5.2 million, including $4.7 million of net asset write-downs through its completion in fiscal 2010. The fair value of the assets written down was determined by management using a market approach. Approximately 75 employees were affected by this restructuring.

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

Other Expense, net

	Three Months Ended		Nine Months Ended
	Q3-11	Q3-10	YTD-11	YTD-10

Debt extinguishment loss	$(5.0)	$-	$(35.3)	$-
Interest expense	(1.9)	(1.8)	(5.5)	(7.8)
Investment and other income (expense), net	1.5	0.6	3.5	1.9
Other expense, net	$(5.4)	$(1.2)	$(37.3)	$(5.9)

Index

In the third quarter of fiscal 2011 the Company acquired $5.0 million aggregate principal amount of its 5.5% convertible senior notes by delivering $3.2 million in cash and approximately 0.7 million shares of its common stock, with an approximate fair value of $6.5 million. In connection with this acquisition the Company recorded a debt extinguishment loss of $5.0 million, which included the write-off of $0.3 million of deferred financing fees. A portion of the net proceeds of the Company’s March 28, 2011, 3.25% convertible senior notes offering was used to repurchase these notes.

In the second quarter of fiscal 2011 the Company acquired $30.4 million aggregate principal amount of its 5.5% convertible senior notes by delivering $19.7 million in cash and approximately 4.5 million shares of its common stock, with an approximate fair value of $39.2 million. In connection with this acquisition the Company recorded a debt extinguishment loss of $30.1 million, which included the write-off of $1.7 million of deferred financing fees. A portion of the net proceeds of the Company’s March 28, 2011, 3.25% convertible senior notes offering was used to repurchase these notes.

Interest expense increased slightly in Q3-11 as compared to Q3-10 as a result of higher average outstanding debt balances, which were partially offset by decreased interest rates. Interest expense decreased in YTD-11 as compared to YTD-10, primarily as a result of lower average interest rates on the Company’s outstanding borrowings and as a result of a $1.0 million write-off of deferred financing fees in Q2-10 in connection with an amendment to the Company’s credit facility.

Investment and other income (expense) increased in Q3-11 as compared to Q3-10 by $0.9 million, primarily due to favorable foreign currency transaction results.  On a comparative YTD basis, investment and other income (expense), net increased by $1.6 million due to higher interest and investment income, and increased foreign currency transaction gains.

Income Tax Provision

	Three Months Ended		Nine Months Ended
	Q3-11	Q3-10	YTD-11	YTD-10

Income tax provision	$4.9	$2.9	$11.6	$5.8

Consolidated effective tax rate	27.9%	27.7%	51.0%	25.8%

The effective tax rate differs from the U.S. statutory rate of 35% in the third quarter and through the first three quarters of fiscal year 2011 primarily due to the impact of the non-deductible debt extinguishment loss recorded in the second and third quarters of 2011, a higher level of earnings taxed at lowered statutory rates in foreign jurisdictions, offset by the impact of a foreign subsidiary tax settlement in the three month period ended July 31, 2011. In the third quarter and through the first three quarters of fiscal year 2010, the effective tax rate differed from the U.S. statutory rate primarily because income tax provisions incurred in jurisdictions where the Company generated income before income taxes were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where the Company incurred losses before income taxes. Further, in Korea and in Taiwan, various investment tax credits have been earned, which reduced the Company’s effective income tax rate.

PKLT, the Company's FPD manufacturing facility in Taiwan, is accorded a tax holiday which commences in 2012 and expires in 2017. The availability of this tax holiday did not have a significant impact on the Company's decision to increase its Asian presence, as the Company's decision was in response to fundamental changes that took place in the semiconductor industry. This tax holiday had no dollar or per share effect in the periods presented.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased to $1.4 million in Q3-11 as compared to a net loss attributable to noncontrolling interests of $0.1 million in Q3-10, primarily due to increased net income at the Company's non-wholly owned subsidiary in Taiwan. On a YTD basis, net income attributable to noncontrolling interests increased to $4.2 million in 2011 as compared to $0.8 million in 2010, primarily as a result of increased net income at the Company’s non-wholly owned subsidiary in Taiwan.

During the three month period ended May 1, 2011, the board of directors of PSMC authorized PSMC to repurchase for retirement up to 5% of its outstanding common stock.  The repurchase program, which expired in April, 2011, resulted in approximately 7.7 million shares (or 2.7% of its outstanding shares) being purchased at a total cost of $3.3 million.  PSMC’s repurchase of these shares increased the Company’s ownership percentage in PSMC from 57.53% at October 31, 2010, to its ownership percentage as of July 31, 2011, of 59.14%.  The Company’s ownership percentage in its subsidiary in Korea was approximately 99.7% at July 31, 2011 and October 31, 2010.

Index

In August 2011, the board of directors of PSMC authorized PSMC to repurchase for retirement, up to 5% of its outstanding common stock on the open market through October 14, 2011 should such stock become available for repurchase within a certain price per share range.

Liquidity and Capital Resources

The Company's working capital was $203.4 million at July 31, 2011, and $86.6 million at October 31, 2010. The increase in working capital was primarily the result of cash generated from operating activities and the net proceeds of the Company’s issuance of 3.25% convertible debt, offset in part by repayments of certain other higher interest rate long-term borrowings. Cash and cash equivalents increased to $202.8 million at July 31, 2011, as compared to $98.9 million at October 31, 2010, primarily due to increased cash generated from operations and the issuance of 3.25% convertible debt, which was partially offset by payments for capital expenditures and repayments of certain other long-term borrowings. Inventories increased to $30.9 million at July 31, 2011 from $15.5 million at October 31, 2010, primarily because the Company increased inventory levels as a result of possible delays in receiving materials from vendors in Japan as a result of the earthquake and tsunami in Japan in the three month period ended May 1, 2011. Net cash provided by operating activities was $104.5 million for the nine month period ended July 31, 2011, as compared to $74.2 million for the nine month period ended August 1, 2010, the increase primarily being due to the Company's increased net income before recognition of the non-cash portion of the debt extinguishment losses of $27.4 million and increases in accounts payable and accrued liabilities, primarily related to increased payables for capital expenditures.  Net cash used in investing activities for the nine month period ended July 31, 2011, was $70.1 million, which was primarily comprised of capital expenditure payments and an increased investment in the MP Mask joint venture. Net cash provided by financing activities of $61.6 million for the nine month period ended July 31, 2011, was primarily comprised of proceeds from the March 2011 issuance of 3.25% convertible notes, partially offset by repayment of certain other long-term borrowings.

On March 28, 2011, the Company issued $115 million aggregate principal amount of 3.25% convertible senior notes.  The Company realized net proceeds of $110.5 million from the issuance of the notes, which mature on April 1, 2016, and pay interest semiannually commencing on October 1, 2011. During the three month period ended May 1, 2011, the Company used $19.7 million of the net proceeds of the 3.25% senior convertible notes and issued common stock to repurchase approximately $30.4 million principal amount of its 5.5% convertible senior notes, and used an additional $19.8 million of the net proceeds to repay its outstanding obligations under capital leases.  In June 2011 the Company acquired an additional $5.0 million principal amount of its outstanding 5.5% senior convertible notes for $3.2 million and common stock.  The Company may use a portion of the remaining net proceeds of its 3.25% convertible senior notes for capital expenditure and working capital purposes.

On March 18, 2011, the Company and its lenders amended its revolving credit facility.  Under the terms of the amended credit facility, the total amount available to the Company to borrow was reduced from $65 million to $30 million.  The credit facility bears interest (2.69% at July 31, 2011), based on the Company’s total leverage ratio, at LIBOR plus a spread, as defined in the agreement.  The credit facility is secured by substantially all of the Company’s assets located in the United States, as well as common stock the Company owns in certain of its foreign subsidiaries, and is subject to the following financial covenants, as defined in the agreement:  minimum fixed charge ratio, total leverage ratio and minimum unrestricted cash balance.  In January 2011 a $10 million irrevocable stand-by letter of credit, which expired in July 2011, for the purchase of manufacturing equipment was issued under the credit facility.  As of July 31, 2011, the Company had no outstanding borrowings under the credit facility and $30 million was available for borrowing.

In April 2011, the Company entered into a 5 year, $21.2 million capital lease of manufacturing equipment.  Payments under the lease, which bears interest at 3.09%, are $0.4 million per month through March 2016.  As of July 31, 2011, the total lease amount payable through the end of the lease term was $21.4 million, of which $19.9 million represented principal and $1.5 million represented interest.

Index

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

Off-Balance Sheet Arrangements

Under the operating agreement related to the MP Mask joint venture, in order to maintain its 49.99% interest, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount defined in the operating agreement. However, should the Board of Managers determine that further additional funding is required, the joint venture shall pursue its own financing. If the joint venture is unable to obtain its own financing, it may request additional capital contributions from the Company. Should the Company choose not to make a requested contribution to the joint venture, its ownership percentage may be reduced. Cumulatively, through July 31, 2011, the Company has contributed $16.8 million to the joint venture, and has received distributions from the joint venture totaling $10.0 million. During the three and nine month periods ended July 31, 2011, the Company increased its investment in MP Mask by $0.5 million and $10.7 million respectively, primarily related to capital calls requested by the joint venture. The Company received no distributions from the joint venture during the nine month period ended July 31, 2011.  During the nine month period ended August 1, 2010, there were no contributions made to the joint venture by the Company, and no distributions were received by the Company from the joint venture.

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

Index

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

The Company's primary net foreign currency exposures as of July 31, 2011, included the Korean won, the Japanese yen, the Singapore dollar, the New Taiwan dollar, the British pound, and the euro. As of July 31, 2011, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $3.1 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations, or cash flows.

Interest Rate Risk

At July 31, 2011, the Company did not have any outstanding variable rate borrowings. Accordingly, a change in interest rates would not have had a material effect on the Company's consolidated financial position, results of operations, or cash flows in the three or nine month periods ended July 31, 2011.

Index

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the Company's third quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1A.  RISK FACTORS

There have been no material changes to risks relating to the Company's business as disclosed in Part 1, Item 1A of the Company's Form 10-K for the year ended October 31, 2010.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 14, 2011, the Company acquired $5.0 million aggregate principal amount of its 5.5% convertible senior notes due in October 2014 from its bondholders. The convertible notes were acquired for approximately $3.2 million in cash and approximately 0.7 million in shares of the Company’s common stock with an approximate value of $6.5 million. The shares were exempt from registration pursuant to Section 3.A(g) of the Securities Act of 1933.

Item 6.  EXHIBITS

(a)	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ SEAN T. SMITH
Sean T. Smith
Senior Vice President
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date:  September 7, 2011