Form 10-K
period 2011-10-30
PHOTRONICS INC
filed 2012-01-13
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 0-15451

PHOTRONICS, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-0854886
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

15 Secor Road, Brookfield, Connecticut 06804
(Address of principal executive offices and zip code)

(203) 775-9000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:Common Stock, $0.01 par value per share - NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:None

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
Yes ☐ No ☒

As of May 1, 2011, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant's common stock held by non-affiliates was approximately $494,018,059 (based upon the closing price of $8.73 per share as reported by the NASDAQ Global Select Market on that date).

As of December 31, 2011, 60,194,533 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2012
Annual Meeting of Shareholders	Incorporated into Part III
to be held in March 2012	of this Form 10-K

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of Photronics, Inc. ("Photronics" or the "Company"). These statements are based on management's beliefs, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be identified by words like "expect", "anticipate", "believe", "plan", "projects", and similar expressions, or the negative of such terms, or other comparable terminology. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this annual report on Form 10-K, in press releases, written statements, or other documents filed with the Securities and Exchange Commission, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls, regarding the consummation and benefits of future acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. These factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements expressed or implied by such forward-looking statements. Factors that might affect such forward-looking statements include, but are not limited to, overall economic and business conditions; economic and political conditions in international markets; the demand for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; changes in federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate fluctuations and other capital market conditions, including changes in the market price of the Company's common stock; foreign currency exchange rate fluctuations; changes in technology; the timing, impact, and other uncertainties of future acquisitions; the seasonal and cyclical nature of the semiconductor and flat panel display industries; management changes; damage or destruction to the Company's facilities or the facilities of its customers or suppliers by natural disasters, labor strikes, political unrest, or terrorist activity; the ability of the Company to (i) place new equipment in service on a timely basis; (ii) obtain additional financing; (iii) achieve anticipated synergies and other cost savings in connection with acquisitions and productivity programs; (iv) fully utilize its tools; (v) achieve desired yields, pricing, product mix, and market acceptance of its products and (vi) obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company's expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements, except as otherwise required by securities and other applicable laws.

PART I

ITEM 1.BUSINESS

General

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

Photronics is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays ("FPDs"), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits ("ICs") and a variety of FPDs and, to a lesser extent, other types of electrical and optical components. The Company currently operates principally from eight manufacturing facilities; two of which are located in Europe, two in Taiwan, one in Korea and three in the United States. In the first quarter of fiscal 2012 the Company ceased the manufacturing of photomasks at its Singapore facility.

Manufacturing Technology

The Company manufactures photomasks, which are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates. The photomasks are manufactured in accordance with circuit designs provided on a confidential basis by the Company's customers. IC and FPD photomask sets are manufactured in layers, each having a distinct pattern which is etched onto a different photomask. The resulting series of photomasks is then used to image the circuit patterns onto each successive layer of a semiconductor wafer or flat panel substrate. The typical manufacturing process for a photomask involves the receipt and conversion of circuit design data to manufacturing pattern data. A lithography system then exposes the circuit pattern onto the photomask blank. The exposed areas are developed and etched to produce that pattern on the photomask. The photomask is then inspected for defects and conformity to the customer's design data. After any defects are repaired, the photomask is cleaned using a proprietary process, any required pellicles (protective translucent cellulose membranes) are applied and, after final inspection, the photomask is shipped to the customer.

The Company currently supports customers across the full spectrum of IC production and FPD technologies by manufacturing photomasks using electron beam or optical (laser-based) technologies. Electron beam and laser-based systems are the predominant technologies used for photomask manufacturing. These technologies are capable of producing the finer line resolution, tighter overlay and larger die size for the larger and more complex circuits currently being designed. Electron beam and laser generated photomasks can be used with the most advanced processing techniques to produce the most advanced semiconductors and FPDs for use in an array of products. However, in the case of IC production, electron beam technologies fabricate the large majority of critical layer photomasks. End markets served with IC photomasks include devices used for microprocessors, memory, telecommunications and related applications. The Company currently owns a number of high-end and mature electron beam and laser-based systems. Photomasks produced using laser-based systems are less expensive and less precise than those manufactured on high-end electron beam systems.

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

The majority of IC photomasks produced for the semiconductor industry employ geometries of 65 nanometers or larger. At these geometries, the Company can produce full lines of photomasks and there is no significant technology employed by the Company's competitors that is not also available to the Company. The Company is also capable of producing full lines of photomasks for high-end IC and FPD applications. In the case of ICs, this includes photomasks at and below the 45 nanometer technology node and, for FPDs, at and above the Generation 8 technology node and active-matrix organic light-emitting diode (AMOLED) display screens. The Company has access to technology and customer qualified manufacturing capability that allows it to compete in high-end markets, serving both IC and FPD applications.

Sales and Marketing

The market for photomasks primarily consists of domestic and international semiconductor and FPD manufacturers and designers, including a limited number of manufacturers who have the capability to internally manufacture photomasks. Photomasks are manufactured by independent merchant manufacturers like Photronics, and by semiconductor and FPD manufacturers that produce photomasks exclusively for their own use (captive manufacturers). Since the mid-1980s, there has been a strong trend in Asia, Europe and North America towards the divesture or closing of captive photomask operations by semiconductor manufacturers and an increase in the share of the market served by independent manufacturers. This trend has been driven by the increased complexity and cost of capital equipment used in manufacturing photomasks.

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

Customers

The Company primarily sells its products to leading semiconductor and FPD manufacturers. The Company's largest customers (listed alphabetically) during the fiscal year ended October 30, 2011 ("fiscal 2011") included the following:

ASML Holding N.V.	LG Electronics, Inc.
AU Optronics Corp.	Magnachip Semiconductor
Dongbu HiTek Co. Ltd.	Nanya Technology Corporation
Freescale Semiconductor, Inc.	Novatek Microelectronics Corp., Ltd.
Global Foundries, Inc.	Samsung Electronics Co., Ltd.
HannStar Display Corp.	ST Microelectronics, Inc.
Hynix Semiconductor, Inc.	Systems on Silicon Manufacturing Co. Pte. Ltd.
IM Flash Technologies, LLC	Texas Instruments Incorporated
Inotera Memories, Inc.	TriQuint Semiconductor, Inc.
Jenoptik AG	United Microelectronics Corp.

During fiscal 2011, the Company sold its products and services to approximately 600 customers. Samsung Electronics Co., Ltd. accounted for approximately 20% of the Company's net sales in fiscal 2011 and 19% of the Company's net sales in fiscal 2010 and 2009. This included sales of both IC and FPD photomasks. The Company's five largest customers, in the aggregate, accounted for approximately 45%, 39% and 42% of net sales in fiscal 2011, 2010 and 2009, respectively. A significant decrease in the amount of sales to any of these customers could have a material adverse effect on the financial performance and business prospects of the Company.

Seasonality

The Company's quarterly revenues can be affected by the seasonal purchasing of its customers. The Company is typically impacted during its first quarter by the North American and European holiday periods, as some customers reduce their effective workdays and orders during this period. Additionally, the Company can be impacted during its first or second fiscal quarter by the Asian New Year holiday period, which also may reduce customer orders.

Research and Development

The Company conducts its primary research and development activities for IC photomasks at its MP Mask Technology Center, LLC ("MP Mask"), a joint venture with Micron Technology, Inc. (“Micron”) located in Boise, Idaho, at PK, Ltd. (“PKL”), its subsidiary in Korea, and at Photronics Semiconductor Mask Corporation (“PSMC”), one of its subsidiaries in Taiwan, and for FPD photomasks at PKL, and in site-specific research and development programs to support strategic customers. These research and development programs and activities are designed to advance the Company's leadership in technology and manufacturing efficiency. The Company also conducts application oriented research and development activities to support the early adoption of new photomask or supporting data and services technology into the customers' applications. Currently, research and development photomask activities for ICs are focused on 32 nanometer node and below, and for FPDs on Generation 8 and higher and AMOLED technology. The Company believes these core competencies will continue to be a critical part of semiconductor and FPD manufacturing, as optical lithography continues to scale device capabilities at and below 45 nanometer and at and above Generation 8. The Company has incurred research and development expenses of $ 15.5 million, $14.9 million and $15.4 million in fiscal 2011, 2010 and 2009, respectively. The Company believes that it owns, controls, or licenses valuable proprietary information that is necessary for its business as it is presently conducted. This includes trade secrets as well as patents. The Company believes that its intellectual property and trade secret know-how will continue to be important to its technical leadership in the field of photomasks.

Patents and Trademarks

The Company has ownership interests in over 40 issued U.S. Patents, and over 40 registered patents in other parts of the world. The subject matter of these patents, which are registered in various countries, generally relates to the manufacture of IC photomasks or the use of photomasks to manufacture other products. The expiration dates of these patents range from 2011 to 2028. Additionally, pursuant to a technology license agreement with Micron, the Company has access to certain technology of Micron and MP Mask. The Company also has a number of trademarks and trademark registrations in the United States and in other countries.

While the Company believes that its intellectual property is, and will continue to be, important to the Company's technical leadership in the field of photomasks, the Company's operations are not dependent on any one individual patent. The Company protects its intellectual property rights regarding products and manufacturing processes by utilizing patents. The Company also relies on non-disclosure agreements with employees, customers and vendors to protect its intellectual property and proprietary processes.

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
The 2011 earthquake and tsunami that occurred in Japan did not have a significant impact on the Company’s ability to obtain raw materials or capital equipment.

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

International Operations

International sales were approximately 69%, 71% and 72% of the Company's net sales in fiscal 2011, 2010 and 2009, respectively. The Company believes that its ability to serve international markets requires it to have, among other things, a local presence in the markets that it serves. This requires a significant investment in financial, managerial, operational, and other resources.

Operations outside of the United States are subject to inherent risks, including fluctuations in exchange rates, political and economic conditions in various countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing international operations, longer accounts receivable collection cycles and potentially adverse tax consequences. These factors may have a material adverse effect on the Company's ability to generate sales outside of the United States and to deploy resources where they could otherwise be used to their greatest advantage and, consequently, may adversely affect its financial condition and results of operations. Note 17 of the notes to the Company's consolidated financial statements reports net sales and long-lived assets by geographic region.

Competition

The photomask industry is highly competitive and most of the Company's customers utilize multiple photomask suppliers. The Company's ability to compete depends primarily upon the consistency of its products’ quality, timeliness of delivery, as well as pricing, technical capability and service, which the Company believes are the principal factors considered by customers in selecting their photomask suppliers. The Company also believes that proximity to customers is an important factor in certain markets where cycle time from order to delivery is critical. A few competitors have greater financial, technical, sales, marketing and other resources than the Company. An inability to meet these requirements could adversely affect the Company's financial condition, results of operations and cash flows. The Company believes that it is able to compete effectively because of its dedication to customer service, investment in state-of-the-art photomask equipment and facilities, and experienced technical employees.

The Company estimates that for the types of photomasks it manufactures (IC and FPD) the size of the total market (captive and merchant) is approximately $3.7 billion. Competitors include Compugraphics, Inc., Dai Nippon Printing Co., Ltd., Hoya Corporation, SK-Electronics Co. Ltd., Taiwan Mask Corporation, Toppan Printing Co., Ltd. and Toppan Chungwha Electronics Corporation. The Company also competes with semiconductor manufacturers' captive photomask manufacturing operations that supply photomasks for internal use and, in some instances, also for external customers and foundries. The Company expects to face continued competition which, in the past, has led to pressure to reduce prices. The Company believes the pressure to reduce prices has contributed to the decrease in the number of independent manufacturers, and expects such pressure to continue in the future.

Employees

As of October 30, 2011, the Company had approximately 1,350 employees. The Company believes it offers competitive compensation and other benefits and that its employee relations are good.

ITEM 1A.RISK FACTORS

The Company's dependency on the semiconductor industry which, as a whole, is volatile and could have a negative material impact on its business.

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

The Company incurred a net loss in fiscal year 2009, and may incur future net losses.

The Company incurred a net loss of $41.9 million in fiscal 2009 due, in part, to the global recession and related severe downturn experienced by the semiconductor industry that began in 2008. The net loss incurred in fiscal year 2009 included significant non-cash charges for restructurings and impairments of long-lived assets. The Company returned to profitability and had net income attributable to Photronics, Inc. of $16.2 million in fiscal 2011 and $23.9 million in fiscal 2010, but cannot provide assurance that it will not incur future net losses.

The Company's quarterly operating results fluctuate significantly and may continue to do so in the future.

The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify in the future. Fluctuations in operating results may result in volatility in the prices of the Company's common stock and financial instruments linked to the value of the Company's common stock. Operating results may fluctuate as a result of many factors, including the size and timing of orders and shipments, the loss of significant customers, changes in product mix, the flow of customer design releases, technological change, fluctuations in manufacturing yields, competition and general economic conditions. The Company operates in a high fixed cost environment and should its revenues and asset utilization decrease, its operating margins could be negatively impacted.

The Company's customers generally order photomasks on an as-needed basis, and substantially all of the Company's net sales in any quarter are dependent on orders received during that quarter. Since the Company operates with little backlog and the rate of new orders may vary significantly from quarter-to-quarter, the Company's capital expenditures and, to some extent, expense levels are based primarily on sales forecasts. Consequently, if anticipated sales in any quarter do not occur when expected, capital expenditures and expense levels could be disproportionately high, and the Company's operating results would be adversely affected. Due to the foregoing factors, the Company believes that quarter-to-quarter comparisons of its operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. In addition, in future quarters the Company's operating results could be below the expectations of public market analysts and investors which, in turn, could materially adversely affect the market price of the Company's common stock.

The photomask industry is subject to rapid technological change and the Company might fail to remain competitive, which could have a material adverse effect on the Company's business and results of operations.

The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, the Company will be required to continually anticipate, respond to and utilize changing technologies of increasing complexity in both traditional and emerging markets that it serves. In particular, the Company believes that, as semiconductor geometries continue to become smaller and FPDs become larger with improved performance, it will be required to manufacture increasingly complex photomasks. Additionally, the demand for photomasks has been, and could in the future be, adversely affected by changes in semiconductor and high performance electronics fabrication methods that affect the type or quantity of photomasks utilized, such as changes in semiconductor demand that favor field programmable gate arrays and other semiconductor designs that replace application-specific ICs. Furthermore, increased market acceptance of alternative methods of transferring IC designs onto semiconductor wafers could reduce or eliminate the need for photomasks in the production of semiconductors. As of the end of fiscal 2011, one alternative method, direct-write lithography, has not been proven to be a commercially viable alternative to photomasks, as it is considered to be too slow for high volume semiconductor wafer production. However, should direct-write or any other alternative method of transferring IC designs to semiconductor wafers without the use of photomasks achieve market acceptance, the Company's business and results of operations would be materially adversely affected. If the Company is unable to anticipate, respond to or utilize these or other technological changes, due to resource, technological or other constraints, its business and results of operations could be materially adversely affected.

The Company's operations will continue to require substantial capital expenditures, for which it may be unable to obtain funding.

The manufacture of photomasks requires substantial investments in high-end manufacturing capability at existing and new facilities. The Company expects that it will be required to continue to make substantial capital expenditures to meet the technological demands of its customers and to position itself for future growth. The Company's capital expenditure payments for fiscal 2012 are expected to be in the range of $60 million to $80 million, of which $19 million was in accounts payable and accrued liabilities as of October 30, 2011. The Company cannot provide assurance that it will be able to obtain the additional capital required to fund its operations on reasonable terms, if at all, or that any such inability will not have a material adverse effect on its business and results of operations.

The Company's agreements with Micron have several risks; should either company not comply or execute under these agreements it could significantly disrupt the Company's business and technological activities, which could have a material adverse effect on the Company's operations or cash flows.

On May 5, 2006, Photronics and Micron entered into a joint venture known as MP Mask. The joint venture develops and produces photomasks for leading-edge and advanced next generation semiconductors. As part of the formation of the joint venture, Micron contributed its existing photomask technology center located at its Boise, Idaho, headquarters to MP Mask and Photronics paid Micron $135 million in exchange for a 49.99% interest in MP Mask, a license for photomask technology of Micron and certain supply agreements. Since the formation of the joint venture, the Company has, through October 30, 2011, made contributions to MP Mask of approximately $25 million and received returns of investments of $10 million.

MP Mask is governed by a Board of Managers, appointed by Micron and the Company. Since MP Mask's inception, Micron, as a result of its majority ownership, has had greater voting power, if necessary, within MP Mask’s Board of Managers. The number of managers appointed by each party is subject to change as ownership interests change. Under the MP Mask joint venture operating agreement, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount defined in the operating agreement. During fiscal 2011, the Company made additional capital contributions of $18.3 million to the MP Mask joint venture, primarily related to capital calls requested by the joint venture.

On May 19, 2009, the Company's capital lease agreement with Micron for the Company's state-of-the-art nanoFab facility ("U.S. nanoFab") in Boise, Idaho, was canceled, at which time Photronics and Micron agreed to enter into a new lease agreement for the U.S. nanoFab building. Under provisions of the new lease agreement, quarterly lease payments were reduced, the lease term was extended, and ownership of the property will not transfer to the Company at the end of the lease term. As a result of the new lease agreement, the Company reduced its lease obligations and the carrying value of its assets under capital leases by approximately $28 million. The Company paid the lease obligation in full with a portion of the net proceeds of the March 2011 issuance of its 3.25% convertible senior notes.

The failure of Photronics or Micron to comply or execute under any of these agreements, capitalize on the use of existing technology or further develop technology could result in a significant disruption to the Company's business and technological activities, and could adversely affect the Company's operations and cash flows.

The Company has been dependent on sales to a limited number of large customers; the loss of any of these customers or a significant reduction in orders from these customers could have a material adverse effect on its sales and results of operations.

Historically, the Company has sold a significant proportion of photomasks to a limited number of IC and FPD manufacturers. During fiscal 2011, one customer, Samsung Electronics Co., Ltd., accounted for approximately 20% of the Company's net sales. The Company's five largest customers, in the aggregate, accounted for approximately 45%, 39% and 42% of net sales in fiscal 2011, 2010, and 2009, respectively. None of the Company's customers has entered into a significant long-term agreement with the Company requiring them to purchase the Company's products. The loss of a significant customer or a significant reduction or delay in orders from any significant customer, (including reductions or delays due to customer departures from recent buying patterns), or an unfavorable change in market, economic, or competitive conditions in the semiconductor or FPD industries, could have a material adverse effect on the Company's financial performance and business prospects. The consolidation of semiconductor manufacturers or an economic downturn in the semiconductor industry may increase the likelihood of losing a significant customer and also have an adverse effect on the Company's financial performance and business prospects.

The Company depends on a small number of suppliers for equipment and raw materials and, if the Company's suppliers do not deliver their products to it, the Company may be unable to deliver its products to its customers, which could adversely affect its business and results of operations.

The Company relies on a limited number of photomask equipment manufacturers to develop and supply the equipment it uses. These equipment manufacturers currently require lead times of up to twelve months or longer between the order and the delivery of certain photomask imaging and inspection equipment. The failure of such manufacturers to develop or deliver such equipment on a timely basis could have a material adverse effect on the Company's business and results of operations. Further, the Company relies on equipment manufacturers to develop future generations of manufacturing equipment to meet its requirements. In addition, the manufacturing equipment necessary to produce advanced photomasks could become prohibitively expensive.

The Company uses high precision quartz photomask blanks, pellicles, and electronic grade chemicals in its manufacturing processes. There are a limited number of suppliers of these raw materials and, for production of certain high-end photomasks, there is only one available supplier, whose manufacturing facilities are located in Japan. The Company has no long-term contracts for the supply of these raw materials. Any delays or quality problems in connection with significant raw materials, particularly photomask blanks, could cause delays in the shipments of photomasks, which could have a material adverse effect on the Company's business and results of operations. The fluctuation of foreign currency exchange rates, with respect to prices of equipment and raw materials used in manufacturing, could also have a material adverse effect on the Company's business and results of operations.

The Company faces risks associated with the use of sophisticated equipment and complex manufacturing processes and technologies. The inability of the Company to effectively utilize such equipment and perform such processes and technologies could have a material adverse effect on its business and results of operations.

The Company's complex manufacturing processes require the use of expensive and technologically sophisticated equipment and materials, and are continually modified in an effort to improve manufacturing yields and product quality. Minute impurities, defects or other difficulties in the manufacturing process can lower manufacturing yields and make products unmarketable. Moreover, manufacturing leading-edge photomasks is more complex and time consuming than manufacturing less advanced photomasks, and may lead to delays in the manufacturing of all levels of photomasks. The Company has, on occasion, experienced manufacturing difficulties and capacity limitations that have delayed the Company's ability to deliver products within the time frames contracted for by its customers. The Company cannot provide assurance that it will not experience these or other manufacturing difficulties, or be subject to increased costs or production capacity constraints in the future, any of which could result in a loss of customers or could otherwise have a material adverse effect on its business and results of operations.

The Company's debt agreements limit its ability to obtain financing and may obligate the Company to repay debt before its maturity.

Financial covenants related to the Company’s credit facility include Total Leverage Ratio, a Minimum Fixed Charge Ratio, and Minimum Unrestricted Cash Balances. Existing covenant restrictions limit the Company's ability to obtain additional debt financing and, should Photronics be unable to meet one or more of these covenants, its lenders may require the Company to repay any outstanding balance prior to the expiration date of the agreements. The Company's ability to comply with the financial and other covenants in its debt agreements may be affected by worsening economic or business conditions, or other events. The Company cannot assure that additional sources of financing would be available to pay off any long-term borrowings, so as to avoid default.  Should the Company default on certain of its long-term borrowings, a cross default would occur on other long-term borrowings, unless amended or waived.

The Company's prior and future acquisitions may entail certain operational and financial risks.

The Company has made significant acquisitions throughout its history. The focus of the Company’s most recent significant acquisitions has been on increasing its manufacturing presence in Asia, including its acquisition in 2000 of Precision Semiconductor Mask Corporation, a Taiwanese photomask manufacturer, and in 2001 of PK Ltd., a Korean photomask manufacturer, and increasing its technology base through the MP Mask joint venture between Photronics and Micron in 2006. The Company may make additional acquisitions in the future. Acquisitions place significant demands on the Company's administrative, operational and financial personnel and systems. Managing acquired operations entails numerous operational and financial risks, including difficulties in the assimilation of acquired operations, diversion of management's attention from other business concerns, managing assets in multiple geographic regions, determining values of acquired intangible assets and the potential loss of key employees of acquired operations. Sales of acquired operations may decline following an acquisition, particularly if there is an overlap of customers served by the Company and the acquired operation, and these customers transition to another vendor in order to ensure a second source of supply. Furthermore, the Company may be required to utilize its cash reserves and/or issue new securities to fund future acquisitions, which could have a dilutive effect on its earnings per share.

The Company's cash flow from operations and current holdings of cash may not be adequate for its current and long-term needs.

The Company's liquidity is highly dependent on its sales volume and the timing of its capital expenditures, (which can vary significantly from period to period), as it operates in a high fixed cost environment. Depending on conditions in the semiconductor and FPD markets, the Company's cash flows from operations and current holdings of cash may not be adequate to meet its current and long-term needs for capital expenditures, operations and debt repayments. Historically, in certain years, the Company has used external financing to fund these needs. Due to conditions in the credit markets, some financing instruments used by the Company in the past may not be currently available to it. Therefore, the Company cannot provide assurance that additional sources of financing would be available to it on commercially favorable terms, if at all, should its cash requirements exceed its cash available from operations, existing cash, and cash available under its credit facility.

The Company may fail to realize projected benefits related to its fiscal 2012 restructuring in Singapore or, it may incur unforeseen charges related to any other possible future facility closures or restructurings.

In order to lower its operating costs and increase its manufacturing efficiencies, in December 2011 the Company ceased the manufacture of photomasks at its facility in Singapore. However, the Company cannot assure that this action will result in its realizing the projected benefits related to this restructuring. The Company also cannot provide assurance that there will not be additional facility closures or other restructurings in the near or long-term, nor can it assure that it will not incur significant charges, should there be any additional future facility closures or restructurings.

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

International sales were approximately 69%, 71% and 72% of the Company's net sales in fiscal 2011, 2010 and 2009, respectively. The Company believes that maintaining significant international operations requires it to have, among other things, a local presence in the geographic markets that it supplies. This requires significant investments in financial, managerial, operational, and other resources. Since 1996, the Company has significantly expanded its operations in international markets by acquiring existing businesses in Europe, acquiring majority equity interests in photomask manufacturing operations in Korea and Taiwan and building a new manufacturing facility for FPD photomasks in Taiwan. The Company, in order to enable it to optimize its investments and other resources, closely monitors the semiconductor and FPD manufacturing markets for indications of geographic movement and, in conjunction with these efforts, continues to assess the locations of its manufacturing facilities. These assessments may result in the opening or closing of facilities.

Operations outside of the United States are subject to inherent risks, including fluctuations in exchange rates, unstable political and economic conditions in various countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and potentially adverse tax consequences. These factors may have a material adverse effect on the Company's ability to generate sales outside of the United States and, consequently, on its business and results of operations.

Changes in foreign currency exchange rates could materially, adversely affect the Company's results of operations, financial condition or cash flows.

The Company's financial statements are prepared in accordance with accounting principals generally accepted in the United States of America (U.S. GAAP) and are reported in U.S. dollars. The Company's international operations have transactions and balances denominated in currencies other than the U.S. dollar, primarily the Korean won, New Taiwan dollar, Japanese yen, Singapore dollar, euro, and the pound sterling. In fiscal 2011, the Company recorded a net gain from changes in foreign currency exchange rates of $0.4 million in its statement of operations, while its net assets were increased by $3.3 million as a result of the translation of foreign currency financial statements to U.S. dollars. In the event of significant foreign currency fluctuations, the Company's results of operations, financial condition or cash flows may be adversely affected.

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

The Company believes that the success of its business depends more on its proprietary technology, information and processes, and know-how than on its patents or trademarks. Much of its proprietary information and technology related to manufacturing processes is not patented and may not be patentable. The Company cannot offer assurance that:

•	it will be able to adequately protect its technology;

•	competitors will not independently develop similar technology; or

•	international intellectual property laws will adequately protect its intellectual property rights.

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

In addition, these laws and regulations may impose clean-up liabilities on current and former owners and operators of real property as well as parties who arrange for the disposal of hazardous substances at off-site locations owned or operated by others, without regard to fault, so that these liabilities may be joint and several with other parties. In the past, the Company has been involved in remediation activities related to its properties. The Company believes, based upon current information, that environmental liabilities relating to these activities or other matters are not material to its financial position or operations. However, there can be no assurances that the Company will not incur any material environmental liabilities in the future.

The Company's production facilities could be damaged or disrupted by a natural disaster or labor strike, either of which could adversely affect its financial position, results of operations and cash flows.

A major catastrophe, such as an earthquake or other natural disaster, labor strike, or work stoppage at any manufacturing facility of the Company, its suppliers, or its customers, could result in a prolonged interruption of the Company’s business. A disruption resulting from any one of these events could cause significant delays in shipments of the Company's products and the loss of sales and customers, which could have a material adverse effect on the Company's financial position, results of operations, and cash flows. The Company's facilities in Taiwan are located in a seismically active area.

The Company's sales can be impacted by the health and stability of the general economy, which could adversely affect its results of operations and cash flows.

Unfavorable general economic conditions in the U.S. or other countries in which the Company does business may have the effect of reducing the demand for photomasks. Economic downturns may lead to a decrease in demand for end products whose manufacturing processes involve the use of photomasks, which may result in a reduction in new product design and development by semiconductor manufacturers, and adversely affect the Company's results of operations and cash flows.

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

The Company's business could be adversely affected by terrorist acts, major natural disasters, widespread outbreaks of infectious diseases, or the outbreak or escalation of wars, especially in the Asian region, where the Company generates a significant portion of its sales, and in Japan where it purchases raw materials and capital equipment. Such events in the geographic regions in which the Company does business, including escalations of political tensions and military operations within the Korean Peninsula, where a major portion of the Company's foreign operations are located, could have material adverse impacts on its sales volume, cost of raw materials, results of operations, cash flows and financial condition.

Technology failures or cyber security breaches could have a material adverse effect on the Company’s operations.

The Company relies on information technology systems to process, transmit, store, and protect electronic information. For example, a significant portion of the communications between the Company’s personnel, customers, and suppliers depends on information technology. Information technology systems of the Company may be vulnerable to a variety of interruptions due to events beyond its control including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues. The Company has technology and information security processes and disaster recovery plans in place to mitigate our risk to these vulnerabilities. However, these measures may not be adequate to ensure that our operations will not be disrupted, should such an event occur.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY

The following table presents certain information about the Company's photomask manufacturing facilities:

Location	Type of Interest

Allen, Texas	Owned
Boise, Idaho	Leased
Brookfield, Connecticut	Owned
Bridgend, South Wales	Leased
Cheonan, Korea	Owned
Dresden, Germany	Leased
Hsinchu, Taiwan	Leased
Singapore	Leased	(1)
Taichung, Taiwan	Owned	(2)

(1)  The Company ceased the manufacturing of photomasks at its Singapore facility in December 2011.

(2)   The Company owns its manufacturing facility in Taichung, however, it leases the related land.

The Company believes that its existing manufacturing facilities are suitable and adequate for its present purposes. The Company also leases various sales offices. The Company's administrative headquarters are located in Brookfield, Connecticut, in a building that it owns.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material effect on the business of the Company.

ITEM 4. [Removed and reserved]

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS' MATTERS

The Common Stock of the Company is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol PLAB. The table below shows the range of high and low sale prices per share of each quarter for fiscal years 2011 and 2010, as reported by the NASDAQ Global Select Market.

	High	Low

Fiscal Year Ended October 30, 2011:

Quarter Ended January 30, 2011	$7.25	$5.63
Quarter Ended May 1, 2011	10.15	6.47
Quarter Ended July 31, 2011	10.13	7.46
Quarter Ended October 30, 2011	7.93	4.58

Fiscal Year Ended October 31, 2010:

Quarter Ended January 31, 2010	$5.14	$3.73
Quarter Ended May 2, 2010	5.98	3.52
Quarter Ended August 1, 2010	5.64	4.03
Quarter Ended October 31, 2010	6.86	3.88

On December 31, 2011, the closing sale price of the Common Stock per the NASDAQ Global Select Market was $6.08. Based on information available to the Company, the Company believes it has approximately 9,400 shareholders.

The Company, to date, has not paid any cash dividends on PLAB shares and, for the foreseeable future, anticipates that earnings will continue to be retained for use in its business. Further, the Company's revolving credit facility precludes it from paying cash dividends.

The information regarding the Company's equity compensation required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from the Company's 2012 definitive Proxy Statement into Item 12 of Part III of this report.

In the second and third quarters of fiscal 2011 the Company, in two separate transactions, acquired $35.4 million of its 5.5% convertible senior notes in exchange for 5.2 million shares of its common stock, with a fair value of $45.7 million, and cash of $22.9 million (the note holders received 147.529 shares and cash of $647 for each $1,000 note). The Company, in connection with these transactions, recorded extinguishment losses of $35.1 million, which included the write-off of deferred financing fees of $2.0 million. The losses are included in other income (expense) in the Company’s consolidated statements of operations.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is derived from the Company's audited consolidated financial statements. The data should be read in conjunction with the audited consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K (in thousands, except per share amounts).

	Year Ended
	October 30, 2011		October 31, 2010		November 1, 2009		November 2, 2008		October 28, 2007

OPERATING DATA:

Net sales	$512,020		$425,554		$361,353		$422,548		$421,479

Cost and expenses:
Cost of sales	(375,806)		(333,739)		(304,282)		(349,841)		(321,958)
Selling, general and administrative	(45,240)		(42,387)		(41,162)		(55,167)		(61,507)
Research and development	(15,507)		(14,932)		(15,423)		(17,475)		(17,300)
Consolidation, restructuring and related credits (charges)	-		4,979	(c)	(13,557)	(e)	(510)	(h)	-
Impairment of long-lived assets	-		-		(1,458)	(f)	(66,874)	(i)	-
Impairment of goodwill	-		-		-		(138,534)	(j)	-
Gain on sale of facility	-		-		2,034		-		2,254
Operating income (loss)	75,467		39,475		(12,495)		(205,853)		22,968

Other income (expense):
Debt extinguishment loss	(35,259)	(a)	-		-		-		-
Interest expense	(7,258)		(9,475)		(22,401)		(11,878)		(5,928)

Investment and other income (expense), net	2,949	(b)	2,553	(d)	(2,208)	(g)	5,562		6,844
Income (loss) before income tax (provision) benefit	35,899		32,553		(37,104)		(212,169)		23,884
Income tax (provision) benefit	(15,691)		(7,471)		(4,323)		2,778		3,178
Net income (loss)	20,208	(a)(b)	25,082	(c)(d)	(41,427)	(e)(f)(g)	(209,391)	(h)(i)(j)	27,062
Net income attributable to noncontrolling interests	(3,979)		(1,160)		(483)		(1,374)		(2,539)
Net income (loss) attributable to Photronics, Inc.	$16,229	(a)(b)	$23,922	(c)(d)	$(41,910)	(e)(f)(g)	$(210,765)	(h)(i)(j)	$24,523

Earnings (loss) per share:

Basic	$0.28	(a)(b)	$0.45	(c)(d)	$(0.97)	(e)(f)(g)	$(5.06)	(h)(i)(j)	$0.59
Diluted	$0.28	(a)(b)	$0.43	(c)(d)	$(0.97)	(e)(f)(g)	$(5.06)	(h)(i)(j)	$0.56
Weighted-average number of common shares outstanding:

Basic	57,030		53,433		43,210		41,658		41,539
Diluted	58,458		65,803		43,210		41,658		51,282

BALANCE SHEET DATA
	As of
	October 30, 2011	October 31, 2010	November 1, 2009	November 2, 2008	October 28, 2007

Working capital	$209,306	$86,573	$89,542	$66,419	$96,606
Property, plant and equipment, net	368,680	369,814	347,889	436,528	531,578
Total assets	817,854	703,879	663,656	758,007	1,059,780
Long-term debt	152,577	78,852	112,137	202,979	191,253
Equity	559,756	495,943	449,696	432,398	703,749

(a)
Includes losses recorded in connection with the acquisition of $35.4 million face amount of the Company’s 5.5% convertible senior notes, in exchange for 5.2 million shares of its common stock and cash of $22.9 million.

(b)	Includes non-cash mark-to-market charge of $0.4 million net of tax in connection with warrants issued to purchase the Company’s common stock.

(c)	Includes consolidation and restructuring credits of $5.0 million in connection with the closure of the Company's Shanghai, China, facility.

(d)	Includes non-cash mark-to-market charge of $0.9 million net of tax in connection with warrants issued to purchase the Company's common stock.

(e)
Includes consolidation and restructuring charges of $13.6 million ($12.9 million net of tax) in connection with the closures of the Company's Shanghai, China, and Manchester, U.K., manufacturing facilities.

(f)	Includes impairment charge of $1.5 million ($1.1 million net of tax) related to the Company's Manchester, U.K., manufacturing facility.

(g)	Includes non-cash mark-to-market charge of $0.3 million net of tax in connection with warrants issued to purchase the Company's common stock.

(h)	Includes consolidation and restructuring charges of $0.5 million ($0.4 million net of tax) in connection with the closure of the Company's Manchester, U.K., manufacturing facility.

(i)	Includes impairment charge of $66.9 million ($60.9 million net of tax) for certain long-lived assets in Asia and Europe.

(j)	Includes impairment of goodwill charge of $138.5 million ($137.3 million net of tax).

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended October 30, 2011, October 31, 2010 and November 1, 2009

Overview

The Company sells substantially all of its photomasks to semiconductor designers and manufacturers, and manufacturers of FPDs. Photomask technology is also being applied to the fabrication of other higher performance electronic products such as photonics, micro-electronic mechanical systems and certain nanotechnology applications. Thus, the Company's selling cycle is tightly interwoven with the development and release of new semiconductor designs and flat panel applications, particularly as it relates to the semiconductor industry's migration to more advanced design methodologies and fabrication processes. The Company believes that the demand for photomasks primarily depends on design activity rather than sales volumes from products manufactured using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. However, the reduced use of customized ICs, reductions in design complexity, other changes in the technology or methods of manufacturing or designing semiconductors, or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks even if demand for semiconductors and FPDs increases. Advances in semiconductor, FPD and photomask design and semiconductor and FPD production methods could also reduce the demand for photomasks. Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices. The semiconductor industry experienced a downturn in 2008 that continued into 2009, which had a negative impact on the Company's 2009 operating results. The Company's 2009 operating results were also negatively impacted by the global recession.

The global semiconductor industry, including mobile display devices, is driven by end markets which have been closely tied to consumer driven applications of high performance semiconductor devices including, but not limited to, mobile communications and computing solutions. The Company is typically required to fulfill its customer orders within a short period of time, sometimes within 24 hours. This results in the Company having a minimal level of backlog orders, typically one to two weeks for IC photomasks and two to three weeks for FPD photomasks. The Company cannot predict the timing of the industry's transition to volume production of next generation technology nodes or the timing of up and down cycles with precise accuracy, but believes that such transitions and cycles will continue into the future, beneficially and adversely affecting its business, financial condition and operating results in the near term. The Company believes its ability to remain successful in these environments is dependent upon its achieving its goals of being a service and technology leader and efficient solutions supplier, which it believes should enable it to continually reinvest in its global infrastructure.

Since the recession that began in 2008, to some extent, it has been increasingly difficult to obtain external sources of financing to fund operations. As the Company continues to face challenges in the current and near term that require it to continue to make significant improvements in its competitiveness, it continues to evaluate further cost reduction initiatives.

The Company is focused on improving its competitiveness by advancing its technology and reducing costs and, in connection therewith, has invested in manufacturing equipment to serve the high-end market. In order to lower its operating costs and increase its manufacturing efficiencies, in 2009 the Company ceased the manufacture of photomasks at its facilities in Manchester, U.K. and Shanghai, China, and, in December 2011 at its facility in Singapore.

As of December 2011 state-of-the-art production for semiconductor masks is considered to be 45 nanometer and lower for ICs and Generation 8 and above and AMOLED display based process technologies for FPDs. However, 65 nanometer and above geometries for semiconductors and Generation 7 and below process technologies for FPDs constitute the majority of designs currently being fabricated in volume. The Company expects 45 nanometer designs to continue to move to wafer fabrication throughout fiscal 2012, and believes it is well positioned to service an increasing volume of this business as a result of its investments in manufacturing processes and technology in the global regions where its customers are located.

The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, the Company will be required to continually anticipate, respond to, and utilize changing technologies. In particular, the Company believes that, as semiconductor geometries continue to become smaller, it will be required to manufacture even more complex optically-enhanced reticles, including optical proximity correction and phase-shift photomasks. Additionally, demand for photomasks has been, and could in the future be, adversely affected by changes in semiconductor and high performance electronics fabrication methods that affect the type or quantity of photomasks used, such as changes in semiconductor demand that favor field-programmable gate arrays and other semiconductor designs that replace application-specific ICs. Furthermore, increased market acceptance of alternative methods of transferring circuit designs onto semiconductor wafers could reduce or eliminate the need for photomasks in the production of semiconductors. As of the end of fiscal 2011, one alternative method, direct-write lithography, has not been proven to be a commercially viable alternative to photomasks, as it is considered too slow for high volume semiconductor wafer production, and the Company has not experienced a significant loss of revenue as a result of this or other alternative semiconductor design methodologies. However, should direct-write or any other alternative method of transferring IC designs to semiconductor wafers without the use of photomasks achieve market acceptance, and the Company does not anticipate, respond to, or utilize these or other changing technologies due to resource, technological or other constraints, its business and results of operations could be materially adversely affected.

Both revenues and costs have been affected by the increased demand for high-end technology photomasks that require more advanced manufacturing capabilities, but generally command higher average selling prices ("ASPs"). The Company's capital expenditure payments aggregated approximately $188 million for the three fiscal years ended October 30, 2011, resulting in significant increases in operating expenses. The Company intends to continue to make the required investments to support the technological demands of its customers and position itself for future growth, and expects capital expenditure payments to be between $60 million and $80 million in fiscal 2012.

The manufacture of photomasks for use in fabricating ICs and other related products built using comparable photomask-based process technologies has been, and continues to be, capital intensive. The Company's integrated global manufacturing network, which consists of eight manufacturing sites, and its employees represent a significant portion of its fixed operating cost base. Should sales volumes decrease as a result of a decrease in design releases from the Company's customers, the Company may have excess or underutilized production capacity that could significantly impact operating margins, or result in write-offs from asset impairments.

The vast majority of photomask units produced for semiconductor manufacturers employ geometries of 65 nanometers or larger for ICs, and the vast majority of photomask units produced for FPD manufacturers are Generation 7 technologies or lower. At these geometries, the Company can produce full lines of photomasks and there is no significant technology employed by the Company's competitors that is not available to the Company. Semiconductor fabrication also occurs below 65 nanometer for ICs, and FPD fabrication also occurs at Generation 8 and above.

     In the first quarter of fiscal 2012 the Company ceased the manufacture of photomasks at its Singapore facility.  The Company expects that the restructuring costs of this action will not exceed $2.5 million, all of which it expects to record in fiscal 2012.

In the second quarter of fiscal 2011 the Company issued, through a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended, $115 million aggregate principal amount of 3.25% convertible senior notes. The notes mature on April 1, 2016, and note holders may convert each $1,000 principal amount of notes to 96.3879 shares of common stock (equivalent to an initial conversion price of $10.37 per share of common stock) at any time prior to the close of business on the second scheduled trading day immediately preceding April 1, 2016. The conversion rate is subject to adjustment upon the occurrence of certain events, which are described in the indenture dated March 28, 2011. The Company is not required to redeem the notes prior to their maturity date. Interest on the notes accrues in arrears, and is paid semiannually through the notes’ maturity date. Interest payments on the notes commenced on October 1, 2011. The net proceeds of the notes were approximately $110.7 million, which were used, in part, to repurchase $35.4 million of the Company’s 5.5% convertible senior notes, which were to mature in October 2014, and to pay, in full, its then outstanding obligations under capital leases of $19.8 million.

In the second and third quarters of fiscal 2011 the Company, in two separate transactions, acquired $35.4 million of its 5.5% convertible senior notes in exchange for 5.2 million shares of its common stock, with a fair value of $45.7 million, and cash of $22.9 million (the note holders received 147.529 shares and cash of $647 for each $1,000 note). The Company, in connection with these transactions, recorded extinguishment losses of $35.1 million, which included the write-off of deferred financing fees of $2.0 million. The losses are included in other income (expense) in the Company’s consolidated statements of operations.

In 2011 the board of directors of PSMC authorized PSMC to repurchase shares of its outstanding common stock for retirement.  These repurchase programs resulted in 21.6 million shares being purchased for $9.9 million.  PSMC’s repurchase of these shares increased the Company’s ownership percentage in PSMC from 57.53% at October 31, 2010 to 62.25% as of October 30, 2011.

In the fourth quarter of fiscal 2009 the Company issued approximately 11.1 million shares of its common stock at a price of $4.15 per share. Gross proceeds from the offering were $46.0 million which were reduced by underwriting commissions and other expenses to yield net proceeds of approximately $43.1 million. The net proceeds from the offering were used to reduce outstanding amounts under the Company's credit facility.

In the fourth quarter of fiscal 2009 the Company issued $57.5 million aggregate principal amount of 5.5% convertible senior notes which mature on October 1, 2014. Note holders may convert each $1,000 principal amount of notes to 196.7052 shares of stock (equivalent to an initial conversion price of approximately $5.08 per share of common stock) on September 30, 2014. The conversion rate may be increased in the event of a make-whole fundamental change (as defined in the prospectus supplement filed by the Company on September 11, 2009) and the Company may not redeem the notes prior to their stated maturity date. The net proceeds of the offering were approximately $54.9 million, which were used to reduce outstanding amounts under the Company's credit facility. As discussed above, as of October 30, 2011, $35.4 million of the convertible senior notes have been converted. Concurrent with the issuance of the 5.5% convertible senior notes, the Company issued warrants to Intel Capital Corporation to purchase a total of 750,000 shares of the Company's common stock, 500,000 of which were at an exercise price of $4.15 per share and 250,000 at an exercise price of $5.08 per share. The warrants expire on September 10, 2014, and were issued to Intel Capital Corporation, an affiliate of Intel Corporation, in consideration for an agreement between the Company and Intel Corporation to share technical and operations information regarding the development of the Company's products, the capabilities of the Company's photomask manufacturing lines and the alignment of photomask toolsets. As of October 30, 2011, none of the warrants issued to Intel Capital Corporation have been exercised. Intel Capital Corporation also invested in the Company's 2009 convertible debt offering.

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

In the first quarter of 2009 the Company ceased the manufacture of photomasks at its Manchester, U.K., facility and in connection therewith, restructuring charges (primarily for termination costs and asset write-downs) of $3.3 million ($2.7 million net of tax) were incurred in fiscal 2009. Approximately eighty-five employees were affected by this action.

In the first quarter of 2008 a capital lease agreement commenced for the U.S. nanoFab facility. Quarterly lease payments, which bore interest at 8%, were $3.8 million through January 2013. This lease was cancelled in the third quarter of 2009, at which time the Company and Micron (the lessor) entered into a new lease agreement for the facility. Under the provisions of the new lease agreement, quarterly lease payments were reduced from $3.8 million to $2.0 million, the term of the lease was extended from December 31, 2012 to December 31, 2014, and ownership of the property will not transfer to the Company at the end of the lease term. The interest rate of the new lease agreement was also 8%. As a result of the new lease agreement, the Company reduced its lease obligation and the carrying value of its assets under capital leases by approximately $28 million. The lease obligation was paid in full with a portion of the net proceeds of the March 28, 2011, issuance of its 3.25% convertible senior notes. The lease will be accounted for as an operating lease during the additional two years of the new lease term.

Results of Operations

The following table presents selected operating information expressed as a percentage of net sales:

	Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009

Net sales	100.0%	100.0%	100.0%
Cost of sales	(73.4)	(78.4)	(84.2)
Gross margin	26.6	21.6	15.8
Selling, general and administrative expenses	(8.9)	(10.0)	(11.4)
Research and development expenses	(3.0)	(3.5)	(4.3)
Consolidation, restructuring and related credits (charges)	-	1.2	(3.8)
Impairment of long-lived assets	-	-	(0.4)
Gain on sale of facility	-	-	0.6
Operating income (loss)	14.7	9.3	(3.5)
Debt extinguishment loss	(6.9)	-	-
Interest expense	(1.4)	(2.3)	(6.2)
Investment and other income (expense), net	0.6	0.6	(0.6)
Income (loss) before income tax provision	7.0	7.6	(10.3)
Income tax provision	(3.1)	(1.7)	(1.2)
Net income (loss)	3.9	5.9	(11.5)
Net income attributable to noncontrolling interests	(0.8)	(0.3)	(0.1)
Net income (loss) attributable to Photronics, Inc.	3.1%	5.6%	(11.6)%

Note: All the following tabular comparisons, unless otherwise indicated, are for the fiscal years ended October 30, 2011 (2011), October 31, 2010 (2010) and November 1, 2009 (2009), in millions of dollars.

Net Sales

				Percent Change
	2011	2010	2009	2010 to 2011	2009 to 2010

IC	$391.2	$329.8	$272.9	18.6%	20.9%
FPD	120.8	95.8	88.5	26.2	8.3
Total net sales	$512.0	$425.6	$361.4	20.3%	17.8%

Net sales for 2011 increased 20.3% to $512.0 million as compared to $425.6 million for 2010. The increase was primarily related to increased high-end IC and FPD sales, mainly resulting from increased unit demand and ASPs for both high-end ICs and FPDs.  FPD sales increased primarily as a result of increased unit demand for high-end products. High-end photomask applications, which typically have higher ASPs, include photomask sets for IC products using 45 nanometer and below technologies, and for FPD products using G8 and above and AMOLED technologies. Sales of high-end IC photomasks increased to $95 million in 2011 as compared to $37 million in 2010, and sales of high-end FPD photomasks increased to $67 million in 2011 as compared to $37 million in 2010. By geographic area, net sales in 2011 as compared to 2010 increased by $47.4 million or 18.3% in Asia, increased by $34.3 million or 27.7% in North America, and increased by $4.8 million or 11.4% in Europe. As a percent of total sales in 2011, sales were 60% in Asia, 31% in North America and 9% in Europe.

Net sales for 2010 increased 17.8% to $425.6 million as compared to $361.4 million for 2009. The increase was primarily related to increased IC sales, mainly resulting from increased high-end unit demand, and to a lesser extent increased mainstream unit demand.  FPD sales increased modestly as a result of increased unit demand for high-end products. Sales of high-end IC photomasks increased to $37 million in 2010 as compared to $14 million in 2009. By geographic area, net sales in 2010 as compared to 2009 increased by $36.8 million or 16.5% in Asia, increased by $23.9 million or 23.9% in North America, and increased by $3.5 million or 9.1% in Europe. As a percent of total sales in 2010, sales were 61% in Asia, 29% in North America and 10% in Europe.

Gross Margin

				Percent Change
	2011	2010	2009	2010 to 2011	2009 to 2010
Gross margin	$136.2	$91.8	$57.1	48.4%	60.9%
Gross margin %	26.6%	21.6%	15.8%	-	-

Gross margin percentage increased to 26.6% in 2011 from 21.6% in 2010. This increase was primarily due to increased sales of high-end IC photomask units which typically have higher ASPs. Increased unit sales of high-end FPDs also contributed to the higher gross margin percentage in 2011. Gross margin percentage increased to 21.6% in 2010 from 15.8% in 2009. This increase was primarily due to increased sales and increased high-end IC and FPD photomask units. Increased mainstream unit volume also contributed to the increased gross margin percentage in 2010. The Company operates in a high fixed cost environment and, to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.

Selling, General and Administrative Expenses

				Percent Change
	2011	2010	2009	2010 to 2011	2009 to 2010
S,G&A expense	$45.2	$42.4	$41.2	6.7%	3.0%
% of net sales	8.9%	10.0%	11.4%	-	-

Selling, general and administrative expenses increased by $2.8 million to $45.2 million in 2011, as compared with $42.4 million in 2010. The increase was primarily related to increased employee compensation and benefit expenses. Selling, general and administrative expenses increased slightly by $1.2 million to $42.4 million in 2010, as compared with $41.2 million in 2009. This increase was also primarily related to increased employee compensation and benefit expenses.

Research and Development

				Percent Change
	2011	2010	2009	2010 to 2011	2009 to 2010
R&D expense	$15.5	$14.9	$15.4	3.9%	(3.2)%
% of net sales	3.0%	3.5%	4.3%	-	-

Research and development expenses consist primarily of global development efforts related to high-end process technologies for advanced sub-wavelength reticle solutions for IC technologies. Research and development expense did not change significantly in 2011 as compared to 2010, or in 2010 as compared to 2009.

Consolidation, Restructuring and Related (Credits) Charges

	2011	2010	2009

Asset write-downs and other	$-	$-	$10.9
Net gain on sales of assets	-	(5.2)	-
Employee terminations	-	0.2	2.7
Total consolidation, restructuring and related (credits) charges	$-	$(5.0)	$13.6

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

Singapore Facility

In the first quarter of fiscal 2012 the Company ceased the manufacture of photomasks at its Singapore facility. The Company expects that the restructuring costs of this action will not exceed $2.5 million, all of which it expects to record in fiscal 2012.

The Company continues to assess its global manufacturing strategy. This ongoing assessment could result in future facility closures, asset redeployments, workforce reductions, and the addition of increased manufacturing facilities, all of which would be predicated on market conditions and customer requirements.

Impairment of Long-Lived Assets

In the second quarter of 2009, the Company recorded an impairment charge of $1.5 million to reduce the carrying value of its Manchester, U.K., facility to its estimated fair value, which was determined by management using a market approach.

Gain on Sale of Facility

In connection with the closing of its Manchester, U.K., manufacturing facility in the first quarter of fiscal 2009, the Company sold that facility for $4.3 million in the fourth quarter of fiscal 2009, and realized a gain of $2.0 million.

Other Income (Expense)

	2011	2010	2009

Debt extinguishment	$(35.3)	$-	$-
Interest expense	(7.2)	(9.5)	(22.4)
Investment and other income (expense), net	2.9	2.6	(2.2)
Total other expense, net	$(39.6)	$(6.9)	$(24.6)

In the second and third quarters of fiscal 2011, the Company acquired $35.4 million aggregate principal amount of its 5.5% convertible senior notes by delivering $22.9 million in cash and 5.2 million shares of its common stock, with a fair value of $45.7 million. In connection with these 2011 acquisitions the Company recorded total debt extinguishment losses of $35.1 million, which included the write-off of $2.0 million of deferred financing fees. A portion of the net proceeds of the Company’s March 28, 2011, 3.25% convertible senior notes offering was used to repurchase these notes.

Interest expense decreased in 2011, as compared to 2010, primarily as a result of higher interest rate debt being replaced with the 3.25% convertible senior notes issued by the Company in March 2011.  In addition, in 2010, the Company wrote off $1.0 million of deferred financing fees, that was charged to interest expense, in connection with refinancing its credit facility.  Investment and other income (expense), net, increased in 2011 as compared to 2010 primarily due to increased investment earnings on the Company’s higher cash balances in 2011, lower non-cash losses related to changes in the fair value of certain of the Company’s common stock warrants and increased earnings on its equity method investment, all of which were largely offset by less favorable foreign currency transaction results.

Interest expense decreased in 2010 as compared to 2009, primarily as a result of lower debt levels and lower average interest rates on the Company's long-term borrowings. In addition, the Company incurred significantly higher amortization of deferred financing fees in 2009 that were related to amendments to its credit facility. Interest expense includes $1.0 million in 2010 and $2.9 million in 2009 related to the write-off of deferred financing fees in connection with amendments to the Company’s credit facility. The outstanding balance of the Company's variable rate debt and related higher interest costs were reduced substantially during the fourth quarter of fiscal 2009, with net proceeds from its common stock and convertible debt offerings of that year. Investment and other income (expense), net, increased in 2010 as compared to 2009, primarily due to improved foreign currency transaction results, which were offset, in part, by a $0.6 million increase in non-cash losses recorded to adjust certain common stock warrants to their fair value.

Income Tax Provision

	2011	2010	2009

Income tax provision	$15.7	$7.5	$4.3

Effective income tax rate	43.7%	23.0%	11.7%

The effective tax rate differs from the U.S. statutory rate of 35% in fiscal year 2011 primarily due to the impact of the non-deductible debt extinguishment losses and the impact of a foreign subsidiary tax settlement offset by a higher level of earnings taxed at lower statutory rates in foreign jurisdictions. Further, in Korea and in Taiwan, various investment tax credits have been earned, which also reduced the Company’s effective income tax rate in 2011.

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

The Company considers all available evidence when evaluating the potential future realization of its deferred tax assets and, when based on the weight of all available evidence, it determines that it is more likely than not that some portion or all of its deferred tax assets will not be realized, reduces its deferred tax assets by a valuation allowance.  As a result of these evaluations, the valuation allowance was (decreased) increased by $(8.2) million, $10.9 million and $5.7 million in 2011, 2010 and 2009, respectively.  The Company also regularly assesses the potential outcomes of ongoing and future examinations and, accordingly, has recorded accruals for such contingencies.

PKLT, the Company's FPD manufacturing facility in Taiwan, has been accorded a tax holiday which starts in 2012 and expires in 2017. In addition, the Company was accorded a tax holiday in China which expired in 2011. The availability of these tax holidays did not have a significant impact on the Company's decision to increase its Asian presence, which was in response to fundamental changes that took place in the semiconductor industry that the Company serves. These tax holidays had no dollar or per share effect on the 2011, 2010 or 2009 fiscal years.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $2.8 million to $4.0 million in 2011, as compared to 2010, and $0.7 million to $1.2 million in 2010, as compared to 2009, primarily as a result of increased net income at PSMC, the Company's non-wholly owned subsidiary in Taiwan.

In 2011 the board of directors of PSMC authorized PSMC to repurchase shares of its outstanding common stock for retirement.  These repurchase programs resulted in 21.6 million shares being purchased for $9.9 million.  PSMC’s repurchase of these shares increased the Company’s ownership percentage in PSMC from 57.53% at October 31, 2010, to 62.25% as of October 30, 2011.  The Company’s ownership percentage in its subsidiary in Korea was 99.7% at October 30, 2011 and October 31, 2010.

Liquidity and Capital Resources

	October 30, 2011	October 31, 2010	November 1, 2009
	(in millions)	(in millions)	(in millions)

Cash and cash equivalents	$189.9	$98.9	$88.5

Net cash provided by operating activities	$136.6	$95.9	$68.1

Net cash used in investing activities	$(100.7)	$(58.2)	$(24.7)

Net cash provided by (used in) financing activities	$54.5	$(32.4)	$(40.5)

As of October 30, 2011, the Company had cash and cash equivalents of $189.9 million compared to $98.9 million as of October 31, 2010. The Company's working capital increased $122.7 million to $209.3 million at October 30, 2011, as compared to $86.6 million at October 31, 2010. The increase in working capital was primarily the result of cash proceeds from the issuance of $115 million of 3.25% convertible senior notes (of which a portion of the proceeds was used to repay higher interest rate debt) and increased cash generated from operating activities.

Cash provided by operating activities was $136.6 million in fiscal 2011, as compared to $95.9 million in fiscal 2010. The increase was the effect of improved year-over-year operating results (excluding the effect of the non-cash debt portion of the extinguishment loss) as a result of increased sales. Cash provided by operating activities increased to $95.9 million in fiscal 2010, as compared to $68.1 million in fiscal 2009, due to improved operating results in fiscal 2010 as a result of increased sales.

Cash used in investing activities in fiscal 2011 increased to $100.7 million, as compared to $58.2 million in 2010, primarily due to increases in the Company’s investment in MP Mask as a result of capital calls, net proceeds from the sale of the Company’s former manufacturing facility in Shanghai, China, which reduced total net proceeds used in investing activities in fiscal 2010, and increased capital expenditures in 2011. Capital expenditures for the 2011, 2010, and 2009 fiscal years were $82.1 million, $71.4 million and $35.0 million, respectively. The Company expects capital expenditure payments for fiscal 2012 to be approximately $60 million to $80 million, primarily related to investment in high-end IC manufacturing capability.

Cash provided by financing activities was $54.5 million in fiscal 2011 as compared to $32.4 million used in financing activities in fiscal 2010, and was primarily comprised of the net proceeds received from the March 2011 issuance of 3.25% convertible senior notes, partially offset by the repayment of certain other higher interest rate long-term borrowings. Cash used in financing activities was $32.4 million in fiscal 2010, a decrease of $8.1 million from $40.5 million used in fiscal 2009, and is primarily comprised of $31.3 million in net repayments of long-term borrowings. These 2010 repayments were primarily made with cash generated by operations.

In March 2011 the Company issued $115 million aggregate principal amount of 3.25% convertible senior notes.  The Company realized net proceeds of $110.7 million from the issuance of the notes, which mature on April 1, 2016, and commenced paying interest semiannually on October 1, 2011. During the three month period ended May 1, 2011, the Company used $19.7 million of the net proceeds of the 3.25% convertible senior notes and issued common stock to repurchase approximately $30.4 million principal amount of its 5.5% convertible senior notes, and used an additional $19.8 million of the net proceeds to repay its outstanding obligations under capital leases.  In June 2011 the Company acquired an additional $5.0 million principal amount of its outstanding 5.5% convertible senior notes for $3.2 million and common stock.  The Company may use a portion of the remaining net proceeds of its 3.25% convertible senior notes to repurchase additional amounts of its outstanding 5.5% senior convertible notes and for capital expenditure and working capital purposes.

In March 2011 the Company and its lenders amended its revolving credit facility.  Under the terms of the amended credit facility, the total amount available to the Company to borrow was reduced from $65 million to $30 million.  The credit facility bears interest (2.50% at October 30, 2011), based on the Company’s total leverage ratio, at LIBOR plus a spread, as defined in the agreement. The credit facility is secured by substantially all of the Company’s assets located in the United States, as well as common stock the Company owns in certain of its foreign subsidiaries, and is subject to financial covenants, including the following, as defined in the agreement:  minimum fixed charge ratio, total leverage ratio and minimum unrestricted cash balance.  In January 2011 a $10 million irrevocable stand-by letter of credit, which expired in July 2011, for the purchase of manufacturing equipment was issued under the credit facility.  As of October 30, 2011, the Company had no outstanding borrowings under the credit facility and $30 million was available for borrowing.

In April 2011 the Company entered into a 5 year, $21.2 million capital lease of manufacturing equipment.  Payments under the lease, which bears interest at 3.09%, are $0.4 million per month through March 2016.  As of October 30, 2011, the total lease amount payable through the end of the lease term was $20.6 million, of which $19.2 million represented principal and $1.4 million represented interest.

In May 2009 the Company amended its revolving credit facility and entered into a warrant agreement with its lenders for 2.1 million shares of its common stock. Forty percent of the warrants were exercisable upon issuance, while the remaining warrants were cancelled as a result of the Company's September 2009 early repayment of a portion of the outstanding balance under its June 6, 2007, credit agreement. As of October 30, 2011, 0.7 million warrants were exercised, including 0.1 million exercised during fiscal 2011.  The remaining 0.2 million warrants which were outstanding at October 30, 2011, were exercised in December 2011.  The warrants were exercised for one share of the Company's common stock at an exercise price of $.01 per share. The warrant agreement included a net cash settleable put provision exercisable starting in May 2012 and a call provision exercisable starting in May 2013, both of which were exercisable only if the Company's common stock is not traded on a national exchange. As a result of the aforementioned net cash settleable put provision, the warrants were initially recorded as a liability (included in other liabilities) and were subsequently reported at their fair value.

In addition to the former credit facility discussed above, the Company also entered into a term loan agreement on June 8, 2009, with an aggregate commitment of $27.2 million. This loan was repaid in February 2010 with funds from the credit facility.

In September 2009 the Company sold, through a public offering, $57.5 million aggregate principal amount of 5.5% convertible senior notes which mature on October 1, 2014. As discussed above, $35.4 million principal amount of these notes were acquired during 2011, leaving an outstanding principal amount of $22.1 million at October 30, 2011. Note holders may convert each $1,000 principal amount of notes to 196.7052 shares of stock (equivalent to an initial conversion price of approximately $5.08 per share of common stock) on September 30, 2014. The conversion rate may be increased in the event of a make-whole fundamental change (as defined in the prospectus supplement filed by the Company on September 11, 2009) and the Company may not redeem the notes prior to their maturity date. The net proceeds of the convertible senior notes offering were approximately $54.9 million, which were used to reduce outstanding amounts under the Company's credit facility.

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

At October 30, 2011, the Company had outstanding purchase commitments of approximately $18.5 million, which include approximately $14.4 million related to capital expenditures, primarily for investment in high-end IC photomask manufacturing capability. The Company intends to finance its capital expenditures with working capital and cash generated from operations, and, if necessary, with borrowings under its credit facility.

Cash Requirements

The Company's cash requirements in fiscal 2012 will be primarily to fund its operations, including capital spending, and to service its debt. The Company believes that its cash on hand, cash generated from operations and amounts available under its credit facility will be sufficient to meet its cash requirements for the next twelve months. The Company regularly reviews the availability and terms on which it might issue additional equity or debt securities in the public or private markets. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms, should the Company's cash requirements exceed its cash available from operations, existing cash, and cash available under its credit facility.

Contractual Cash Obligations

The following table presents the Company's future contractual obligations as of October 30, 2011:

	Payments Due
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Long-term borrowings	$137,054	$-	$22,054	$115,000	$-

Operating leases	21,036	2,324	16,828	1,011	873

Capital leases	19,218	4,043	8,835	6,340	-

Unconditional purchase obligations	18,549	16,806	1,743	-	-

Interest	21,805	5,592	10,717	5,496	-

Other noncurrent liabilities	7,097	-	907	-	6,190
Total	$224,759	$28,765	$61,084	$127,847	$7,063

As of October 30, 2011, the Company had an outstanding balance of $1.9 million for a loan from a customer which was not included in the above table. The proceeds of the loan were used to purchase manufacturing equipment. This loan is expected to be repaid with product supplied to the customer, typically on a monthly basis, and the Company estimates that the loan will be fully repaid in fiscal 2013.

As of October 30, 2011, the Company had recorded an accrual for uncertain tax positions of $1.9 million which was not included in the above table due to the high degree of uncertainty regarding the timing of future payments related to such liabilities.

Off-Balance Sheet Arrangements

Under the MP Mask joint venture operating agreement, in order to maintain its 49.99% ownership interest, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount defined in the operating agreement. Cumulatively, through October 30, 2011, the Company has contributed $24.4 million to the joint venture, and has received distributions from the joint venture totaling $10.0 million. During fiscal 2011, the Company contributed $18.3 million to MP Mask. The Company received no distributions from MP Mask during fiscal 2011.

The Company leases certain office facilities and equipment under operating leases that may require it to pay taxes, insurance and maintenance expenses related to the properties. Certain of these leases contain renewal or purchase options exercisable at the end of the lease terms. See Note 9 to the consolidated financial statements for additional information on these operating leases.

In May 2009 the Company and Micron entered into a new lease agreement for the U.S. nanoFab building and cancelled its prior lease agreement. The new lease, among other changes discussed in Note 4 to the consolidated financial statements, extended the lease term from December 31, 2012 to December 31, 2014. The Company was to continue to account for the lease as a capital lease for the remainder of its original term, and will account for it as an operating lease for the period of the lease extension. Rental payments due during the lease extension period total $13.9 million. In 2011 the Company paid this capital lease obligation in full with a portion of the net proceeds of the March 2011 issuance of its 3.25% convertible senior notes.

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

Fair Value of Financial Instruments

The fair values of the Company's 3.25% and 5.5% convertible senior notes are estimated by management based upon reference to quoted market prices and other available market information. The fair values of the Company's cash and cash equivalents, accounts receivable, accounts payable, certain other current assets and current liabilities, and variable rate borrowings approximate their carrying value due to their short-term maturities.

Property, Plant and Equipment

Property, plant and equipment, except as explained below under "Impairment of Long-Lived Assets," are stated at cost less accumulated depreciation and amortization. Repairs and maintenance, as well as renewals and replacements of a routine nature, are charged to operations as incurred, while those that improve or extend the lives of existing assets are capitalized. Upon sale or other disposition, the cost of the asset and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the consolidated statement of operations.

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

Intangible Assets

Intangible assets consist primarily of a technology license agreement, a supply agreement and acquisition-related intangibles. These assets, except as explained below, are stated at fair value as of the date acquired less accumulated amortization. Amortization is calculated using the straight-line method or another method that more fairly represents the utilization of the assets.

The Company periodically evaluates the remaining useful lives of its intangible assets to determine whether events or circumstances warrant a revision to the remaining periods of amortization. In the event that the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. If it is determined that an intangible asset has an indefinite useful life, that intangible asset would be subject to impairment testing annually or whenever events or circumstances indicate that the carrying value may not, based on future undiscounted cash flows or market factors, be recoverable, and an impairment loss would be recorded in the period so determined. The measurement of the impairment loss would be based on the fair value of the intangible asset.

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

Investments in Joint Ventures

Investments in joint ventures over which the Company has the ability to exercise significant influence and that, in general, are at least 20 percent owned are accounted for under the equity method. An impairment loss would be recognized whenever a decrease in the value of such an investment below its carrying amount is determined to be other than temporary. In judging "other than temporary," the Company would consider the length of time and the extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the investee, and the Company's longer-term intent of retaining its investment in the investee.

Variable Interest Entities

The Company accounts for the investments it makes in certain legal entities in which equity investors do not have 1) sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support or, 2) as a group, the holders of the equity investment at risk do not have either the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impact the entity’s economic performance or, 3) the obligation to absorb the expected losses of the legal entity or the right to receive expected residual returns of the legal entity. These certain legal entities are referred to as “variable interest entities”, or “VIEs”.

The Company would consolidate the results of any such entity in which it determined that it had a controlling financial interest. The Company would have a “controlling financial interest” in such an entity if the Company had both the power to direct the activities that most significantly affect the VIE’s economic performance and the obligation to absorb the losses of, or right to receive benefits from, the VIE that could be potentially significant to the VIE. On a quarterly basis, the Company reassesses whether it has a controlling financial interest in any investments it has in these certain legal entities.

Income Taxes

The income tax provision is computed on the basis of the various tax jurisdictions' income or loss before income taxes. Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effects of net operating losses and tax credit carryforwards. The Company uses judgment and assumptions to determine if valuation allowances for deferred income tax assets are required, if their realization is not more likely than not, by considering future market growth, forecasted operations, future taxable income, and the amounts of earnings in the tax jurisdictions in which it operates.

The Company considers income taxes in each of the tax jurisdictions in which it operates in order to determine its effective income tax rate. Current income tax exposure is identified and temporary differences resulting from differing treatments of items for tax and financial reporting purposes are assessed. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheets. Additionally, the Company evaluates the potential realization of deferred income tax assets from future taxable income and establishes valuation allowances if their realization is deemed not more likely than not. Accordingly, income taxes in the consolidated statements of operations are impacted by changes in the valuation allowances. Significant management estimates and judgment are required in determining any valuation allowances recorded against net deferred tax assets.

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

Warranties and Other Post Shipment Obligations – For a 30-day period, the Company warrants that items sold will conform to customer specifications. However, the Company’s liability is limited to the repair or replacement of the photomasks at its sole option. The Company inspects photomasks for conformity to customer specifications prior to shipment.  Accordingly, customer returns of items under warranty have historically been insignificant.  However, the Company records a liability for the insignificant amount of estimated warranty returns based on historical experience. The Company’s specific return policies include accepting returns of products with defects, or products that have not been produced to precise customer specifications. At the time of revenue recognition, a liability is established for these items.

Share-based Compensation

The Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, related to share-based compensation, on October 31, 2005, using the modified prospective method described in Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment".Subsequently, compensation expense has been recognized in its consolidated statements of operations over the service period that the awards are expected to vest. The Company recognizes expense for all share-based compensation with graded vesting granted on or after October 31, 2005, on a straight-line basis over the vesting period of the entire award. For awards with graded vesting granted prior to October 31, 2005, the Company recognized compensation cost over the vesting period following accelerated recognition as if each underlying vesting date represented a separate award. Share-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized in the period of change and will also impact the amount of expense to be recognized in future periods. Determining the appropriate option pricing model, calculating the grant date fair value of share-based awards and estimating forfeiture rates requires considerable judgment, including the estimations of stock price volatility and the expected term of options granted.

The Company uses the Black-Scholes option pricing model to value employee stock options. The Company estimates stock price volatility based on daily averages of its historical volatility over a term approximately equal to the estimated time period the grant will remain outstanding. The expected term of options and forfeiture rate assumptions are derived from historical data.

Effect of Recent Accounting Pronouncements

See Note 23 of the Company's consolidated financial statements for a summary of recent accounting pronouncements that may affect the Company's financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company records derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company does not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of those derivatives are reported in the consolidated statement of operations, or as accumulated other comprehensive income or loss, a separate component of equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, among other criteria, a derivative must be a hedge of an interest rate, price, foreign currency exchange rate, or credit risk that is expected to be highly effective at the inception of the hedge, be highly effective in achieving offsetting changes in the fair value or cash flows of the hedged item during the term of the hedge and formally documented at the inception of the hedge. The types of risks that the Company has hedged are those related to the variability of future cash flows caused by movements in foreign currency exchange and interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of, and during the term of, each hedge.

Foreign Currency Exchange Rate Risk

The Company conducts business in several major international currencies throughout its worldwide operations and its financial performance may be affected by fluctuations in the exchange rates of these currencies. Changes in exchange rates can positively or negatively affect the Company's sales, operating margins, assets, liabilities, and equity. The functional currencies of the Company's Asian subsidiaries are the Korean won, New Taiwan dollar and the Singapore dollar. The functional currencies of the Company's European subsidiaries are the British pound and the euro.

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

The Company's primary net foreign currency exposures as of October 30, 2011, included the Korean won, the Japanese yen, the Singapore dollar, the New Taiwan dollar, the British pound, and the euro. As of October 30, 2011, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $2.6 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations, or cash flows.

Interest Rate Risk

At October 30, 2011, the Company did not have any outstanding variable rate borrowings. A change in interest rates would not have had a material effect on the Company’s consolidated financial position, results of operations, or cash flows in the year ended October 30, 2011.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Photronics, Inc.
Brookfield, Connecticut

We have audited the accompanying consolidated balance sheets of Photronics, Inc. and subsidiaries (the "Company") as of October 30, 2011 and October 31, 2010 and the related consolidated statements of operations, equity and other comprehensive income (loss), and cash flows for each of the three fiscal years ended October 30, 2011, October 31, 2010 and November 1, 2009.  We also have audited the Company's internal control over financial reporting as of October 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photronics, Inc. and subsidiaries as of October 30, 2011 and October 31, 2010, and the results of their operations and their cash flows for each of the three fiscal years ended October 30, 2011, October 31, 2010 and November 1, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 30, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
January 12, 2012

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	October 30, 2011	October 31, 2010

ASSETS

Current assets:
Cash and cash equivalents	$189,928	$98,945
Accounts receivable, net of allowance of $4,055 in 2011and $4,235 in 2010	85,540	82,951
Inventories	22,100	15,502
Deferred income taxes	609	1,173
Other current assets	7,030	7,231
Total current assets	305,207	205,802

Property, plant and equipment, net	368,680	369,814
Investment in joint venture	79,984	61,127
Intangible assets, net	42,462	47,748
Deferred income taxes	11,239	10,132
Other assets	10,282	9,256
Total assets	$817,854	$703,879

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term borrowings	$5,583	$11,467
Accounts payable	54,772	77,630
Accrued liabilities	35,546	30,132
Total current liabilities	95,901	119,229

Long-term borrowings	152,577	78,852
Deferred income taxes	737	499
Other liabilities	8,883	9,356
Total liabilities	258,098	207,936

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 59,651 shares issued and outstanding at October 30, 2011, and 53,779 shares issued and outstanding at October 31, 2010	597	538
Additional paid-in capital	486,674	436,825
Retained earnings (accumulated deficit)	13,605	(2,624)
Accumulated other comprehensive income	10,171	7,062
Total Photronics, Inc. shareholders' equity	511,047	441,801
Noncontrolling interests	48,709	54,142
Total equity	559,756	495,943
Total liabilities and equity	$817,854	$703,879

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009

Net sales	$512,020	$425,554	$361,353

Cost and expenses:

Cost of sales	(375,806)	(333,739)	(304,282)

Selling, general and administrative	(45,240)	(42,387)	(41,162)

Research and development	(15,507)	(14,932)	(15,423)

Consolidation, restructuring and related credits (charges)	-	4,979	(13,557)

Impairment of long-lived assets	-	-	(1,458)

Gain on sale of facility	-	-	2,034

Operating income (loss)	75,467	39,475	(12,495)

Other income (expense):

Debt extinguishment loss	(35,259)	-	-

Interest expense	(7,258)	(9,475)	(22,401)

Investment and other income (expense), net	2,949	2,553	(2,208)

Income (loss) before income tax provision	35,899	32,553	(37,104)

Income tax provision	(15,691)	(7,471)	(4,323)

Net income (loss)	20,208	25,082	(41,427)

Net income attributable to noncontrolling interests	(3,979)	(1,160)	(483)

Net income (loss) attributable to Photronics, Inc.	$16,229	$23,922	$(41,910)

Earnings (loss) per share:

Basic	$0.28	$0.45	$(0.97)

Diluted	$0.28	$0.43	$(0.97)

Weighted-average number of common shares outstanding:

Basic	57,030	53,433	43,210

Diluted	58,458	65,803	43,210

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Equity and Other Comprehensive Income (Loss)
Years Ended October 30, 2011, October 31, 2010 and November 1, 2009
(in thousands)

	Photronics, Inc. Shareholders
					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Add'l Paid-In	Retained Earnings Accum - ulated	Unrealized Investment Gains	Cash Flow	Foreign Currency			Total Photronics,	Non- Controlling	Total
	Shares	Amount	Capital	(Deficit)	(Losses)	Hedges	Translation	Other	Total	Inc.	Interests	Equity

Balance at November 2, 2008	41,712	$417	$384,502	$15,364	$(62)	$(1,652)	$(15,520)	$(267)	$(17,501)	$382,782	$49,616	$432,398

Comprehensive income (loss):
Net (loss) income	-	-	-	(41,910)	-	-	-	-	-	(41,910)	483	(41,427)
Unrealized holding losses reclassification adjustment	-	-	-	-	62	-	-	-	62	62	39	101
Amortization of cash flow hedges	-	-	-	-	-	576	-	-	576	576	-	576
Foreign currency translation adjustments	-	-	-	-	-	-	10,712	-	10,712	10,712	342	11,054
Other	-	-	-	-	-	-	-	(238)	(238)	(238)	(101)	(339)
Total comprehensive (loss) income										(30,798)	763	(30,035)
Subsidiary dividend	-	-	-	-	-	-	-	-	-	-	(438)	(438)
Sale of common stock through employee stock option and purchase plan	28	-	117	-	-	-	-	-	-	117	-	117
Restricted stock awards vestings and expense	121	1	809	-	-	-	-	-	-	810	-	810
Share-based compensation expense	-	-	1,326	-	-	-	-	-	-	1,326	-	1,326
Common stock issued in public offering (net)	11,084	111	42,986	-	-	-	-	-	-	43,097	-	43,097
Common stock warrants issued	-	-	2,081	-	-	-	-	-	-	2,081	-	2,081
Common stock warrants exercised	66	1	339	-	-	-	-	-	-	340	-	340
Balance at November 1, 2009	53,011	530	432,160	(26,546)	-	(1,076)	(4,808)	(505)	(6,389)	399,755	49,941	449,696

Comprehensive income:
Net income	-	-	-	23,922	-	-	-	-	-	23,922	1,160	25,082
Unrealized holding losses	-	-	-	-	147	-	-	-	147	147	62	209
Less: reclassification adjustments	-	-	-	-	(147)	-	-	-	(147)	(147)	(62)	(209)
Amortization of cash flow hedges	-	-	-	-	-	129	-	-	129	129	-	129
Foreign currency translation adjustments	-	-	-	-	-	-	13,451	-	13,451	13,451	3,123	16,574
OCI reclassification	-	-	-	-	-	-	(214)	214	-	-	-	-
Other	-	-	-	-	-	-	-	(129)	(129)	(129)	(82)	(211)
Total comprehensive income										37,373	4,201	41,574
Sale of common stock through employee stock option and purchase plan	242	2	520	-	-	-	-	-	-	522	-	522
Restricted stock awards vestings and expense	58	1	509	-	-	-	-	-	-	510	-	510
Share-based compensation expense	-	-	1,374	-	-	-	-	-	-	1,374	-	1,374
Common stock warrants exercised	468	5	2,235	-	-	-	-	-	-	2,240	-	2,240
Common stock issuance costs	-	-	27	-	-	-	-	-	-	27	-	27
Balance at October 31, 2010	53,779	538	436,825	(2,624)	-	(947)	8,429	(420)	7,062	441,801	54,142	495,943

Comprehensive income:
Net income	-	-	-	16,229	-	-	-	-	-	16,229	3,979	20,208
Amortization of cash flow hedges	-	-	-	-	-	128	-	-	128	128	-	128
Foreign currency translation adjustments	-	-	-	-	-	-	3,040	-	3,040	3,040	227	3,267
Other	-	-	-	-	-	-	-	(25)	(25)	(25)	(10)	(35)
Total comprehensive income										19,372	4,196	23,568
Common stock issued to extinguish debt	5,229	52	45,585	-	-	-	-	-	-	45,637	-	45,637
Sale of common stock through employee stock option and purchase plan	440	5	851	-	-	-	-	-	-	856	-	856
Restricted stock awards vestings and expense	81	1	1,035	-	-	-	-	-	-	1,036	-	1,036
Share-based compensation expense	-	-	1,422	-	-	-	-	-	-	1,422	-	1,422
Common stock warrants exercised	122	1	1,157	-	-	-	-	-	-	1,158	-	1,158
Repurchase of common stock by subsidiary	-	-	(201)	-	-	-	-	(34)	(34)	(235)	(9,629)	(9,864)
Balance at October 30, 2011	59,651	$597	$486,674	$13,605	$-	$(819)	$11,469	$(479)	$10,171	$511,047	$48,709	$559,756

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009
Cash flows from operating activities:
Net income (loss)	$20,208	$25,082	$(41,427)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	86,661	81,374	76,530
Amortization of deferred financing costs and intangible assets	6,799	8,926	13,944
Debt extinguishment loss	27,399	-	-
Consolidation, restructuring and related charges (credits)	-	(5,059)	10,514
Share-based compensation	2,458	1,883	2,136
Deferred income taxes	(224)	168	(2,943)
Impairment of long-lived assets	-	-	1,458
Gain on sale of facility	-	-	(2,034)
Changes in assets and liabilities:
Accounts receivable	(1,806)	(13,352)	2,709
Inventories	(6,544)	(84)	3,111
Other current assets	223	(725)	3,087
Accounts payable, accrued liabilities and other	1,379	(2,294)	1,063
Net cash provided by operating activities	136,553	95,919	68,148
Cash flows from investing activities:
Purchases of property, plant and equipment	(82,121)	(71,381)	(34,995)
Investment in joint venture	(18,271)	-	-
Proceeds from sales of short-term investments and other	(345)	289	996
Proceeds from sale of facilities	-	12,880	4,321
Return of investment from joint venture	-	-	5,000
Net cash used in investing activities	(100,737)	(58,212)	(24,678)
Cash flows from financing activities:
Proceeds from debt and equity offerings	115,000	-	103,500
Proceeds from long-term borrowings	17,000	41,680	28,112
Repayments of long-term borrowings	(64,107)	(72,932)	(161,841)
Payments of expenses related to debt and equity offerings	(4,201)	-	(5,539)
Deferred financing costs and other	(117)	(1,285)	(4,734)
Repurchase of common stock by subsidiary	(9,878)	-	-
Proceeds from share-based arrangements	828	81	-
Net cash provided by (used in) financing activities	54,525	(32,456)	(40,502)
Effects of exchange rate changes on cash	642	5,155	1,808
Net increase in cash and cash equivalents	90,983	10,406	4,776
Cash and cash equivalents at beginning of year	98,945	88,539	83,763
Cash and cash equivalents at end of year	$189,928	$98,945	$88,539
Supplemental disclosures of cash flow information:
Changes in accrual for purchases of property, plant and equipment	$(20,836)	$28,717	$(13,551)
Capital lease obligation for purchases of property, plant and equipment	$21,248	$-	$(28,244)
Common stock issued to extinguish debt	$20,234	$-	$-
Issuances of common stock warrants	$-	$-	$5,320

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended October 30, 2011, October 31, 2010 and November 1, 2009
(in thousands, except share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Photronics, Inc. and its subsidiaries (the "Company" or "Photronics") is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays ("FPDs"), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits ("ICs") and a variety of FPDs and, to a lesser extent, other types of electrical and optical components. The Company currently operates principally from eight manufacturing facilities; two of which are located in Europe, two in Taiwan, one in Korea, and three in the United States. The Company closed its manufacturing facilities in Manchester, United Kingdom, and Shanghai, China, during the year ended November 1, 2009, and in December 2011 ceased manufacturing photomasks at its facility in Singapore.

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

Derivative Instruments and Hedging Activities

The Company records derivatives in the consolidated balance sheets as assets or liabilities, measured at fair value. The Company does not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of those derivatives are reported in the consolidated statements of operations, or as accumulated other comprehensive income or loss, a separate component of equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, among other criteria, a derivative must be a hedge of an interest rate, price, foreign currency exchange rate, or credit risk that is expected to be highly effective at the inception of the hedge, be highly effective in achieving offsetting changes in the fair value or cash flows of the hedged item during the term of the hedge and formally documented at the inception of the hedge. In general, the types of risks the Company has hedged are those related to the variability of future cash flows caused by movements in foreign currency exchange and interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of, and during the term of, each hedge.

Fiscal Year

The Company's fiscal year ends on the Sunday closest to October thirty-first, and, as a result, a 53-week year occurs every 5 to 6 years. Fiscal years 2011, 2010 and 2009 each included 52 weeks, as will fiscal year 2012.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of 3 months or less. The carrying values of cash equivalents approximate their fair values due to the short-term maturities of these instruments.

Inventories

Inventories are primarily comprised of raw materials and are stated at the lower of cost, determined under the first-in, first-out ("FIFO") method, or market.

Property, Plant and Equipment

Property, plant and equipment, except as explained below under "Impairment of Long-Lived Assets," are stated at cost less accumulated depreciation and amortization. Repairs and maintenance, as well as renewals and replacements of a routine nature, are charged to operations as incurred, while those that improve or extend the lives of existing assets are capitalized. Upon sale or other disposition, the cost of the asset and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the consolidated statement of operations.

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

Intangible Assets

Intangible assets consist primarily of a technology license agreement, a supply agreement and acquisition-related intangibles. These assets are stated at fair value as of the date acquired less accumulated amortization. Amortization is calculated using the straight-line method or another method that more fairly represents the utilization of the assets.

The Company periodically evaluates the remaining useful lives of its intangible assets to determine whether events or circumstances warrant a revision to the remaining periods of amortization. In the event that the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. If it is determined that an intangible asset has an indefinite useful life, that intangible asset would be subject to impairment testing annually or whenever events or circumstances indicate that the carrying value may not, based on future undiscounted cash flows or market factors, be recoverable, and an impairment loss would be recorded in the period so determined. The measurement of the impairment loss would be based on the fair value of the intangible asset.

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

Investments in Joint Ventures

Investments in joint ventures over which the Company has the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net income (loss) of the joint venture. An impairment loss would be recognized whenever a decrease in the fair value of such an investment below its carrying amount is determined to be other than temporary. In judging "other than temporary," the Company would consider the length of time and the extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the investee, and the Company's longer-term intent of retaining its investment in the investee.

Variable Interest Entities

The Company accounts for the investments it makes in certain legal entities in which equity investors do not have 1) sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support or, 2) as a group, the holders of the equity investment at risk do not have either the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impact the entity’s economic performance or, 3) the obligation to absorb the expected losses of the legal entity or the right to receive expected residual returns of the legal entity. These certain legal entities are referred to as “variable interest entities”, or “VIEs”.

The Company would consolidate the results of any such entity in which it determined that it had a controlling financial interest. The Company would have a “controlling financial interest” in such an entity if the Company had both the power to direct the activities that most significantly affect the VIE’s economic performance and the obligation to absorb the losses of, or right to receive benefits from, the VIE that could be potentially significant to the VIE. On a quarterly basis, the Company reassesses whether it has a controlling financial interest in any investments it has in these certain legal entities.

Income Taxes

The income tax provision is computed on the basis of the various tax jurisdictions' income or loss before income taxes. Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effects of net operating losses and tax credit carryforwards. The Company uses judgment and assumptions to determine if valuation allowances for deferred income tax assets are required, if their realization is not more likely than not, by considering future market growth, forecasted operations, future taxable income, and the mix of earnings in the tax jurisdictions in which it operates.

The Company considers income taxes in each of the tax jurisdictions in which it operates in order to determine its effective income tax rate. Current income tax exposure is identified and temporary differences resulting from differing treatments of items for tax and financial reporting purposes are assessed. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheets. Additionally, the Company evaluates the potential realization of deferred income tax assets from future taxable income and establishes valuation allowances if their realization is deemed not more likely than not. Accordingly, the income taxes in the consolidated statements of operations are impacted by changes in the valuation allowance. Significant management estimates and judgment are required in determining any valuation allowances recorded against net deferred tax assets.

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

Share-Based Compensation

The Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718 related to share-based payments on October 31, 2005, using the modified prospective method.  Subsequently, compensation expense has been recognized in its consolidated statements of operations over the service period that the awards are expected to vest. The Company recognizes expense for all share-based compensation with graded vesting granted on or after October 31, 2005, on a straight-line basis over the vesting period of the entire award. For awards with graded vesting granted prior to October 31, 2005, the Company recognized compensation cost over the vesting period following accelerated recognition as if each underlying vesting date represented a separate award. Share-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized in the period of change and will also impact the amount of expense to be recognized in future periods. Determining the appropriate option pricing model, calculating the grant date fair value of share-based awards and estimating forfeiture rates requires considerable judgment, including the estimations of stock price volatility and the expected term of options granted.

The Company uses the Black-Scholes option pricing model to value employee stock options. The Company estimates stock price volatility based on daily averages of its historical volatility over a term approximately equal to the estimated time period the grant will remain outstanding. The expected term of options and forfeiture rate assumptions are derived from historical data.

Research and Development

Research and development costs are expensed as incurred, and consist primarily of global development efforts related to high-end process technologies for advanced sub-wavelength reticle solutions for IC photomask technologies. Research and development expenses also include the amortization of the carrying value of a technology license agreement with Micron Technology, Inc. (“Micron”). Under this technology license agreement, the Company has access to certain photomask technology developed by Micron.

Foreign Currency Translation

The Company's international subsidiaries maintain their accounts in their respective local currencies. Assets and liabilities of such subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expenses are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments are accumulated and reported in accumulated other comprehensive income, a component of equity. The effects of changes in exchange rates on foreign currency transactions, which are included in investment and other income (expense), net, were a gain of $0.4 million, a gain of $2.0 million and a loss of $3.1 million in 2011, 2010 and 2009, respectively.

Noncontrolling Interests

Noncontrolling interests represents the minority shareholders' proportionate share in the equity of the Company's two majority-owned subsidiaries, PK Ltd. ("PKL") in Korea of which noncontrolling shareholders owned approximately 0.3% as of October 30, 2011 and October 31, 2010, and Photronics Semiconductor Mask Corporation ("PSMC") in Taiwan, of which noncontrolling interests owned approximately 38% and 42%, as of October 30, 2011 and October 31, 2010, respectively. The effect on its equity of the change in the Company’s ownership interest in PSMC is presented in Note 15.

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

Warranties and Other Post Shipment Obligations – For a 30-day period, the Company warrants that items sold will conform to customer specifications. However, the Company’s liability is limited to the repair or replacement of the photomasks at its sole option. The Company inspects photomasks for conformity to customer specifications prior to shipment.  Accordingly, customer returns of items under warranty have historically been insignificant.  However, the Company records a liability for the insignificant amount of estimated warranty returns based on historical experience. The Company’s specific return policies include accepting returns of products with defects, or products that have not been produced to precise customer specifications. At the time of revenue recognition, a liability is established for these items.

Sales Taxes – The Company presents its revenues, in the consolidated statements of operations, net of any sales taxes billed to its customers.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	October 30, 2011	October 31, 2010

Land	$7,330	$7,983
Buildings and improvements	90,455	80,458
Machinery and equipment	1,195,007	1,115,371
Leasehold improvements	8,778	7,647
Furniture, fixtures and office equipment	13,988	15,273
Construction in progress	4,694	26,265
	1,320,252	1,252,997
Less accumulated depreciation and amortization	951,572	883,183
	$368,680	$369,814

Property under capital leases are included in above property, plant and equipment as follows:

	October 30, 2011	October 31, 2010

Buildings and improvements	$33,621	$33,621
Machinery and equipment	21,327	19,912
	54,948	53,533
Less accumulated amortization	24,660	21,082
	$30,288	$32,451

NOTE 3 - INTANGIBLE ASSETS

Intangible assets are amortized based on their estimated useful lives, which range from 3 to 15 years. Intangible assets include assets related to the purchase of additional shares of PKL and the investment to form the MP Mask joint venture.  Amortization expense of intangible assets was $5.3 million, $6.0 million and $6.5 million in 2011, 2010 and 2009, respectively. Intangible asset amortization is forecasted to range from $4.3 million to $5.1 million per year for the next 5 years.

Intangible assets consist of:

As of October 30, 2011	Gross Amount	Accumulated Amortization	Net Amount
Technology license agreement	$59,616	$21,528	$38,088
Customer lists	7,210	4,154	3,056
Supply agreement	6,959	5,802	1,157
Software and other	3,557	3,396	161
	$77,342	$34,880	$42,462
As of October 31, 2010

Technology license agreement	$59,616	$17,554	$42,062
Customer lists	7,210	3,431	3,779
Supply agreement	6,959	5,355	1,604
Software and other	3,863	3,560	303
	$77,648	$29,900	$47,748

NOTE 4 -	JOINT VENTURE, TECHNOLOGY LICENSE AND OTHER AGREEMENTS WITH MICRON TECHNOLOGY, INC.

On May 5, 2006, Photronics and Micron entered into the MP Mask joint venture (“MP Mask”), which develops and produces photomasks for leading-edge and advanced next generation semiconductors. As part of the formation of the joint venture, Micron contributed its existing photomask technology center located in Boise, Idaho, (headquarters of MP Mask) and Photronics invested $135 million in exchange for a 49.99% interest in MP Mask (to which $64.2 million of the original investment was allocated), a license for photomask technology of Micron, and certain supply agreements.

This joint venture is a variable interest entity ("VIE") (as that term is defined in the Accounting Standards Codification ("ASC") ) because all costs of the joint venture are passed on to the Company and Micron through purchase agreements they have entered into with the joint venture, and it is dependent upon the Company and Micron for any additional cash requirements. On a quarterly basis the Company reassesses whether its interest in MP Mask gives it a controlling financial interest in this VIE. The purpose of this quarterly reassessment is to identify the primary beneficiary (which is defined in the ASC as the entity that consolidates a VIE) of the VIE. As a result of the reassessments in fiscal year 2011, the Company determined that Micron is still the primary beneficiary of the VIE, by virtue of its tie-breaking voting rights within MP Mask’s Board of Managers, thereby giving it the power to direct the activities of MP Mask that most significantly impact its economic performance, including its decision making authority in the ordinary course of business and its purchasing the majority of products produced by the VIE.

The Company has utilized MP Mask for both high-end IC photomask production and research and development purposes. MP Mask charges its variable interest holders based on their actual usage of its facility and charges separately for any research and development activities it engages in at the requests of its owners.

MP Mask is governed by a Board of Managers, appointed by Micron and the Company. Since MP Mask's inception, Micron, as a result of its majority ownership, has held majority voting power on the Board of Managers. The voting power held by each party is subject to change as ownership interests change. Under the MP Mask joint venture operating agreement, the Company may be required to make additional capital contributions to MP Mask up to the maximum amount defined in the operating agreement. However, should the Board of Managers determine that further additional funding is required, MP Mask shall pursue its own financing. If MP Mask is unable to obtain its own financing, it may request additional capital contributions from the Company. Should the Company choose not to make a requested contribution to MP Mask, its ownership percentage may be reduced. During fiscal 2011 the Company made additional capital contributions of $18.3 million to the MP Mask joint venture, which were primarily related to capital calls made by the joint venture. The Company made no capital contributions to MP Mask during fiscal 2010, and did not receive any distributions from MP Mask during fiscal 2011 or fiscal 2010.

The Company's investment in the VIE, which represents its maximum exposure to loss, was $80.0 million and $61.1 million at October 30, 2011 and October 31, 2010, respectively. These amounts are reported in the Company's consolidated balance sheets as "Investment in joint venture". The Company recorded income from its investment in MP Mask of $0.6 million and $0.2 million in fiscal 2011 and fiscal 2010, respectively. Income from MP Mask is included in “Investments and other income, net” in the consolidated statements of operations.

As of October 30, 2011, the Company owed MP Mask $6.3 million and had a receivable from Micron of $3.4 million, both primarily related to the aforementioned supply agreements. The Company, in 2011, recorded $1.7 million of commission revenue earned under the supply agreements it has with Micron and MP Mask. Amortization of $0.5 million of the supply agreement intangible asset resulted in net earnings related to the supply agreements of $1.2 million in 2011. The recorded commission revenue of $1.7 million represents the excess of $35.0 million in orders received from Micron over the Company's cost of $33.3 million to fulfill the orders through MP Mask. The Company, for certain sales made during 2011, also recorded cost of sales in the amount of $18.5 million for photomasks produced by MP Mask for the Company's customers, and incurred outsourcing expenses of $3.1 million from MP Mask for research and development activities and other goods and services purchased by the Company. In 2011, the Company purchased equipment from MP Mask for $4.6 million, of which $2.3 million was recorded as the cost of the equipment and $2.3 million was recorded as an investment in joint venture.

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

In the first quarter of 2008 a capital lease agreement commenced for the U.S. nanoFab facility. Quarterly lease payments, which bore interest at 8%, were $3.8 million through January 2013. This lease was cancelled in the third fiscal quarter of 2009, at which time the Company and Micron (the lessor) entered into a new lease agreement for the facility. Under the provisions of the new lease agreement, quarterly lease payments were reduced from $3.8 million to $2.0 million, the term of the lease was extended from December 31, 2012 to December 31, 2014, and ownership of the property will not transfer to the Company at the end of the lease term. The interest rate of the new lease agreement is also 8%. As a result of the new lease agreement, the Company reduced its lease obligation and the carrying value of its assets under capital leases by approximately $28 million. The Company paid the lease obligation in full with a portion of the net proceeds of the March 2011 issuance of its 3.25% convertible senior notes. The lease will be accounted for as an operating lease during the additional two years of the new lease term.

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	October 30, 2011	October 31, 2010

Income taxes	$10,194	$3,814
Property, plant and equipment	7,587	13,552
Salaries, wages and related benefits	7,073	5,501
VAT and other taxes	2,875	2,369
Other	7,817	4,896
	$35,546	$30,132

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

In May 2009, in connection with an amendment to its credit facility, the Company issued 2.1 million warrants, each exercisable for one share of the Company's common stock at an exercise price of $0.01 per share. Forty percent of the warrants were exercisable upon issuance, and the remaining balance was to become exercisable in twenty percent increments at various points in time after October 31, 2009. As a result of certain net cash settleable put provisions within the warrant agreement, the warrants were recorded as a liability in the Company's consolidated balance sheet. As of the issuance date, and for future periods that such warrants remain outstanding, the Company has, and will continue to, adjust the liability based upon the current fair value of the warrants, with any changes in their fair value being recognized in earnings. Due to the warrants' exercise price of $0.01 per share, their fair value will approximate the market price of the Company's common stock. Approximately 1.2 million of these warrants were cancelled as a result of the Company's early repayment of certain amounts under its credit facility during the year ended November 1, 2009, and the associated liability was reduced accordingly.

The Company was a party to two foreign currency forward contracts which expired during the year ended November 1, 2009, both of which were not accounted for as hedges, as they were economic hedges of intercompany loans denominated in U.S. dollars that were remeasured at fair value and recognized immediately in earnings. A portion of an existing loss on a cash flow hedge in the amount of $0.1 million is expected to be reclassified into earnings during fiscal year 2012.

The table below presents the effect of derivative instruments on the Company's consolidated balance sheets at October 30, 2011 and October 31, 2010.

Derivatives Not Designated		Fair Value at
as Hedging Instruments		October 30,	October 31,
Under ASC 815	Balance Sheet Location	2011	2010

Warrants on common stock	Other liabilities	$1,147	$1,881

In December 2011 the above warrants on common stock were exercised.

The table below presents the effect of derivative instruments on the Company's consolidated statements of operations for the years ended October 30, 2011 and October 31, 2010.

		Amount of Loss Recognized Related to Derivative Instruments
		Year Ended
Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Loss Recognized Related to Derivative Instruments	October 30, 2011	October 31, 2010

Warrants on common stock	Investment and other income (expense), net	$(424)	$(916)

NOTE 7 - LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

	October 30, 2011	October 31, 2010

3.25% convertible senior notes due on April 1, 2016	$115,000	$-

5.50% convertible senior notes due on October 1, 2014	22,054	57,500

3.09% capital lease obligation payable through March 2016	19,218	-

4.75% financing loan with customer	1,888	2,954

8.0% capital lease obligation	-	16,220

5.6% capital lease obligation	-	8,645

Borrowings under revolving credit facility, which bear interest at a variable rate, as defined (3.81% at October 31, 2010)	-	5,000
	158,160	90,319
Less current portion	5,583	11,467
	$152,577	$78,852

As of October 30, 2011, long-term borrowings, excluding capital lease obligations, mature as follows: $1,540, $348, $22,054, $0 and $115,000 in fiscal years  2012, 2013, 2014, 2015 and 2016 respectively. The maturity date for the 4.75% financing loan with a customer is dependent upon the timing of photomasks shipped to that customer. The Company currently estimates that the loan will be fully repaid in fiscal 2013, and has reflected that estimate in the yearly maturity amounts presented above.

As of October 30, 2011, minimum lease payments under the Company's capital lease obligations were as follows:

Fiscal Years:

2012	$4,580
2013	4,961
2014	4,580
2015	4,580
2016	1,909
20,610
Less interest	1,392
Net minimum lease payments under capital leases	19,218
Less current portion of net minimum lease payments	4,043
Long-term portion of minimum lease payments	$15,175

In March 2011 the Company issued through a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended, $115 million aggregate principal amount of 3.25% convertible senior notes. The notes mature on April 1, 2016, and note holders may convert each $1,000 principal amount of notes to 96.3879 shares of common stock (equivalent to an initial conversion price of $10.37 per share of common stock) at any time prior to the close of business on the second scheduled trading day immediately preceding April 1, 2016.  The conversion rate is subject to adjustment upon the occurrence of certain events, which are described in the indenture dated March 28, 2011.  The Company is not required to redeem the notes prior to their maturity date. Interest on the notes accrues in arrears, and is paid semiannually through the notes’ maturity date. Interest payments on the notes commenced on October 1, 2011. The net proceeds of the notes were approximately $110.7 million, which were used, in part, to acquire $35.4 million of the Company’s 5.5% convertible senior notes which were to mature on October 1, 2014, and to repay, in full, its then outstanding obligations under capital leases of $19.8 million.

In March 2011 the Company amended its revolving credit facility (“the credit facility”) which, as amended, included, among other things: i) a reduction of the aggregate commitments of the lenders from $65 million to $30 million; ii) a reduction of the applicable interest rates and modifications of the leverage ratios related thereto; iii) an extension of the maturity date to April 30, 2015; iv) an increase in the permitted amount of certain financed capital assets up to $75 million outstanding at any one time; v) an allowance to issue the 3.25% convertible senior notes; vi) an increase in the investments “basket” from $15 million to $25 million per year; vii) an allowance to repurchase the 5.5% convertible senior notes and other indebtedness; and viii) removal of the limitation on maximum last twelve months capital expenditures.  The credit facility bears interest (2.50% at October 30, 2011), based on the Company’s total leverage ratio, at LIBOR plus a spread, as defined in the credit facility.

The credit facility is secured by substantially all of the Company’s assets located in the United States, as well as common stock the Company owns in certain of its foreign subsidiaries, and is subject to the following financial covenants:  minimum fixed charge ratio, total leverage ratio and minimum unrestricted cash balance.  The Company, in connection with a February 2010 amendment to the credit facility, wrote off $1.0 million of deferred financing fees in its second quarter of fiscal 2010.  As of October 30, 2011, the Company had no outstanding borrowings under the credit facility and $30 million was available for borrowing.

In June 2011 the Company acquired $5.0 million of its 5.5% convertible senior notes in exchange for 0.7 million shares of its common stock with a fair value of $6.5 million and cash of $3.2 million (the note holders received 147.529 shares and cash of $647 for each $1,000 note). The Company, in connection with this repurchase, recorded an extinguishment loss of $5.0 million, which included the write off of deferred financing fees of $0.3 million. The loss is included in other income (expense) in the Company's consolidated statements of operations.

In March 2011 the Company acquired $30.4 million of its 5.5% convertible senior notes in exchange for 4.5 million shares of its common stock with a fair value of $39.2 million and cash of $19.7 million (the note holders received 147.529 shares and cash of $647 for each $1,000 note). The Company, in connection with this repurchase, recorded an extinguishment loss of $30.1 million, which included the write off of deferred financing fees of $1.7 million. The loss is included in other income (expense) in the Company's consolidated statements of operations.

In September 2009 the Company issued, through a public offering, $57.5 million aggregate principal amount of 5.5% convertible senior notes, which were to mature on October 1, 2014.  Under the terms of the offering, the note holders could convert each $1,000 principal amount of notes to 196.7052 shares of common stock (equivalent to an initial conversion price of $5.08 per share of common stock) on, or before, September 30, 2014.  The conversion rate is subject to adjustment upon the occurrence of certain events which are described in the indenture dated September 16, 2009.  The Company is not required to redeem the notes prior to their maturity.  The net proceeds of this offering were approximately $54.9 million, which were used to reduce amounts outstanding under the Company’s credit facility. As discussed above, $35.4 million aggregate principal amount of these notes were acquired by the Company during 2011.

In the first quarter of 2008 a capital lease agreement with Micron commenced for the U.S. nanoFab facility. Quarterly lease payments, which bore interest at 8%, were $3.8 million through January 2013. This lease was cancelled in the third fiscal quarter of 2009, at which time the Company and Micron (the lessor) entered into a new lease agreement for the facility. Under the provisions of the new lease agreement, quarterly lease payments were reduced from $3.8 million to $2.0 million, the term of the lease was extended from December 31, 2012 to December 31, 2014, and ownership of the property will not transfer to the Company at the end of the lease term. The interest rate of the new lease agreement remained at 8%.  As a result of the new lease agreement, the Company reduced its lease obligation and the carrying value of its assets under capital leases by approximately $28 million. The Company paid the lease obligation in full with a portion of the net proceeds of the March 2011 issuance of its 3.25% convertible senior notes. The lease will be accounted for as an operating lease during the additional two years of the new lease term.

In April 2011 the Company entered into a five year, $21.2 million capital lease for manufacturing equipment. Payments under the lease, which bears interest at 3.09%, are $0.4 million per month through March 2016. The lease agreement provides that the Company must maintain the equipment in good working order, and includes a cross default with cross acceleration provision related to certain non-financial covenants incorporated in the Company's credit facility agreement. As of October 30, 2011, the total amount payable through the end of the lease term was $20.6 million, of which $19.2 million represented principal and $1.4 million represented interest.

In October 2007 the Company entered into a capital lease agreement in the amount of $19.9 million associated with certain equipment.  Payments under the lease were $0.4 million per month over a five year term at a 5.6% interest rate.  In April 2011 the Company used a portion of the net proceeds of the March 2011 issuance of its 3.25% convertible senior notes, to repay in full the $7.0 million outstanding balance of this lease. In connection with this repayment, the Company paid a $0.2 million prepayment penalty which was recorded as a debt extinguishment loss, included in other income (expense) in the Company's statements of operations.

In January 2010 the Company borrowed $3.7 million from a customer to purchase manufacturing equipment. This loan bears interest at 4.75% and is primarily being repaid with product supplied to the customer. Product valued at $1.1 million and $0.7 million was shipped to the customer and applied against the loan during 2011 and 2010, respectively. The Company estimates that the loan will be fully repaid in fiscal 2013.

Interest payments were $9.7 million, $7.8 million and $20.8 million in fiscal 2011, 2010 and 2009, respectively, including deferred financing cost payments of $4.3 million, $1.3 million and $6.5 million in fiscal 2011, 2010 and 2009, respectively.

NOTE 8 - COMMON STOCK WARRANTS

In September 2009 the Company entered into two warrant agreements with Intel Capital Corporation to purchase a total of 750,000 shares of the Company's common stock. Under one warrant agreement 500,000 shares of the Company's common stock can be purchased at an exercise price of $4.15 per share and under the second warrant agreement 250,000 shares of the Company's common stock can be purchased at an exercise price of $5.08 per share. The warrant agreements expire in September 2014. Also in September 2009, the Company and Intel Corporation entered into an agreement to share technical and operations information regarding the development of the Company's products, the capabilities of the Company's photomask manufacturing lines and the alignment of photomask toolsets. Intel Capital Corporation also invested in the Company's convertible debt offering of September 2009. The warrants were recorded at their fair value on their date of grant, which was determined using the Black-Scholes option pricing model. As of October 30, 2011, none of the warrants issued to Intel Capital Corporation had been exercised.

In conjunction with a May 2009 amendment to its credit facility, the Company also entered into a warrant agreement with its lenders. See Note 6 for further discussion of these warrants.

NOTE 9 - OPERATING LEASES

The Company leases various real estate and equipment under non-cancelable operating leases. Rental expense under such leases amounted to $2.9 million in fiscal years 2011 and 2010, and $3.6 million in fiscal year 2009. As discussed in Note 7, in fiscal 2009 the Company entered into a new lease agreement for the U.S. nanoFab, under which the lease was being accounted for as a capital lease through December 31, 2012 (the end date of its original lease term), and, thereafter, will be accounted for as an operating lease through its expiration on December 31, 2014. In 2011 the Company paid this capital lease obligation in full with a portion of the net proceeds of the March 2011 issuance of its 3.25% convertible senior notes.

At October 30, 2011, future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year are as follows:

2012	$2,206
2013	8,294
2014	8,506
2015	521
2016	489
Thereafter	873
$20,889

See Note 7 for disclosures related to the Company's capital lease obligations.

NOTE 10 – SHARE-BASED COMPENSATION

In March 2007 the Company's shareholders approved a new share-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to, shares of the Company's common stock may be granted from shares authorized but unissued or shares previously issued and reacquired by the Company. The maximum number of shares of common stock approved by the Company's shareholders to be issued under the Plan was increased from 3.0 million shares to 6.0 million shares during the second quarter of fiscal 2010. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. The Company incurred total share-based compensation cost of $2.5 million, $1.9 million and $2.1 million in fiscal years 2011, 2010 and 2009, respectively. No share-based compensation cost was capitalized as part of inventory and no related income tax benefits were recorded during the fiscal years presented.

Stock Options

Option awards generally vest in one to four years, and have a ten year contractual term. All incentive and non-qualified stock option grants must have an exercise price no less than the market value of the underlying common stock on the date of grant. The grant date fair values of options are based on the closing prices of the Company’s common stock on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's stock. The Company uses historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that the options granted are expected to remain outstanding. The risk-free rate of return for the estimated term of the option is based on the U.S. Treasury yield curve in effect at the date of grant. The weighted-average inputs and risk-free rate of return ranges used to calculate the grant date fair values of options issued during fiscal years 2011, 2010 and 2009 are presented in the following table:

	Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009

Expected volatility	98.7%	89.9%	69.8%

Risk-free rate of return	0.7 – 1.9%	1.5 – 2.4%	1.9 - 2.5%

Dividend yield	0.0%	0.0%	0.0%

Expected term	4.2 years	4.4 years	4.7 years

A summary of option activity under the Plan as of October 30, 2011, and changes during the year then ended is presented as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at October 31, 2010	3,901,909	$9.34
Granted	625,750	6.77
Exercised	(318,974)	1.28
Cancelled and forfeited	(174,769)	16.11
Outstanding at October 30, 2011	4,033,916	$9.28	6.1 years	$7,300
Exercisable at October 30, 2011	2,068,448	$14.32	4.3 years	$2,166
Expected to vest as of October 30, 2011	1,651,417	$3.73	8.0 years	$4,711

The weighted-average grant date fair value of options granted during the fiscal years 2011, 2010 and 2009 were $4.75, $2.98 and $0.44, respectively. The total intrinsic value of options exercised during fiscal years 2011 and 2010 was $2.1 million and $0.4 million, respectively. A summary of the status of the Company's unvested options as of October 30, 2011, is presented below:

Unvested Options	Shares	Weighted-Average Fair Value at Grant Date

Unvested at October 31, 2010	1,968,554	$1.71
Granted	625,750	4.75
Vested	(616,473)	1.63
Cancelled and forfeited	(12,363)	1.75
Unvested at October 30, 2011	1,965,468	$2.70

The Company received cash from option exercises of $0.4 million and $0.1 million in fiscal years 2011 and 2010, respectively, and there were no options exercised during fiscal year 2009. As of October 30, 2011, the total unrecognized compensation cost of unvested option awards was approximately $3.3 million. That cost is expected to be recognized over a weighted-average amortization period of 2.7 years.

Restricted Stock

The Company periodically grants restricted stock awards. The restrictions on these awards lapse over a service period that has ranged from less-than-one to eight years. The weighted-average grant date fair values of restricted stock awards issued during fiscal years 2011 and 2009 were $6.71 and $0.76, respectively. No restricted stock awards were granted during fiscal 2010.  The total fair value of awards for which restrictions lapsed was $0.5 million, $0.4 million and $0.3 million during fiscal years 2011, 2010 and 2009 respectively. As of October 30, 2011, the total compensation cost for restricted stock awards not yet recognized was approximately $1.3 million. That cost is expected to be recognized over a weighted-average amortization period of 2.6 years. A summary of the status of the Company's outstanding restricted stock awards as of October 30, 2011, is presented below:

Restricted Stock	Shares	Weighted- Average Fair Value at Grant Date

Outstanding at October 31, 2010	97,272	$14.60
Granted	176,250	6.71
Vested	(80,695)	9.79
Cancelled and forfeited	(1,000)	17.02
Outstanding at October 30, 2011	191,827	$9.37
Expected to vest as of October 30, 2011	163,220	$9.23

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan ("ESPP") permits employees to purchase shares at 85% of the lower of the fair market value at the commencement of the offering or the last day of the payroll payment period. The maximum number of shares of common stock approved by the Company's shareholders to be purchased under the ESPP was increased from 0.9 million shares to 1.2 million shares during fiscal 2010. The vesting period for shares purchased under the ESPP is approximately one year. Under the ESPP, approximately 1.0 million shares had been issued through October 30, 2011, and approximately 62,000 shares are subject to outstanding subscriptions. As of October 30, 2011, the total compensation cost related to the ESPP not yet recognized was $0.1 million, all of which is expected to be recognized within fiscal 2012.

NOTE 11 - EMPLOYEE RETIREMENT PLANS

The Company maintains a 401(k) Savings and Profit Sharing Plan ("401(k) Plan") which covers all full-time domestic employees who have completed three months of service and are 18 years of age or older. Under the terms of the 401(k) Plan, employees may contribute up to 50% of their salary, subject to certain maximum amounts, which will be matched by the Company at 50% of the employee's contributions that are not in excess of 4% of the employee's compensation. Employee and employer contributions vest upon contribution. Employer contributions amounted to $0.4 million in fiscal years 2011 and 2010 and $0.2 million in 2009.

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

	Year Ended October 31, 2010
	November 2, 2009	Charges (credits)	Utilized	October 31, 2010

Net gain on sale of assets	$-	$(5,189)	$5,189	$-

Employee terminations and other	134	210	(344)	-
	$134	$(4,979)	$4,845	$-

	Year Ended November 1, 2009
	November 3, 2008	Charges	Utilized	November 1, 2009

Asset write-downs	$-	$9,908	$(9,908)	$-

Other	-	324	(190)	134
	$-	$10,232	$(10,098)	$134

Manchester, U.K. Facility

During the first quarter of fiscal 2009, the Company ceased the manufacture of photomasks at its Manchester, U.K., facility and, in connection therewith, incurred restructuring charges of $3.9 million through its completion in the fourth quarter of fiscal 2009, primarily for employee termination costs and asset write-downs. The Company, in fiscal 2009, also recorded an impairment charge of $1.5 million to reduce the carrying value of the Manchester facility to its estimated fair value, which was determined by management by using a market approach. Approximately 85 employees were affected by this restructuring. The following table sets forth the Company's 2009 restructuring reserve related to its Manchester, U.K., facility as of November 1, 2009, and reflects the activity affecting the reserve for the year then ended.

	Year Ended November 1, 2009
	November 3, 2008	Charges	Utilized	November 1, 2009

Employee terminations	$-	$2,375	$(2,375)	$-

Asset write-downs and other	-	950	(950)	-
	$-	$3,325	$(3,325)	$-

Singapore Restructuring

In the first quarter of fiscal 2012 the Company ceased the manufacture of photomasks at its Singapore facility. The Company anticipates that the restructuring costs of this action will not exceed $2.5 million, all of which are expected to be incurred in fiscal 2012.

NOTE 13 - INCOME TAXES

The income (loss) before income tax provision consists of the following:

	Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009

United States	$(20,396)	$(27,507)	$(35,228)
Foreign	56,295	60,060	(1,876)
	$35,899	$32,553	$(37,104)

The income tax provision consists of the following:

	Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009
Current:
Federal	$291	$-	$-
State	74	-	-
Foreign	15,550	7,303	7,266

Deferred:
Federal	-	-	-
State	-	-	-
Foreign	(224)	168	(2,943)
Total	$15,691	$7,471	$4,323

The income tax provision differs from the amount computed by applying the statutory U.S. federal income tax rate to the income (loss) before income taxes as a result of the following:

	Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009
U.S. federal income tax at statutory rate	$12,564	$11,393	$(12,986)
Debt extinguishment losses	11,942	-	-
Distributions from foreign subsidiaries	1,925	1,750	10,407
State income taxes, net of federal benefit	503	(1,270)	(464)
Changes in valuation allowances	(8,334)	9,693	6,427
Foreign tax rate differentials	(4,467)	(6,381)	3,497
Tax credits in foreign jurisdictions	(522)	(2,954)	(1,581)
Uncertain tax positions, including reserves, settlements and resolutions	1,499	93	(1,218)
Shanghai, China operations closure	-	(6,127)	-
Other, net	581	1,274	241
	$15,691	$7,471	$4,323

Subsequent to the issuance of the Company’s 2010 consolidated financial statements, the Company identified two errors in the classifications of line items within the Tax Rate Reconciliation table (above). The first error of $6 million was primarily due to incorrectly including the tax effects of cumulative earnings from a foreign subsidiary whose earnings were considered not to be reinvested resulting in an overstatement of both the Distributions from foreign subsidiaries line and the Changes in valuation allowances line of the 2010 Tax Rate Reconciliation table. The second error of $1 million was due to a State tax benefit that was not recorded as the result of the Shanghai, China operations closure resulting in an overstatement of the State income taxes, net of federal benefit line and an overstatement of the Changes in valuation allowances line. As a result, the Tax Rate Reconciliation table has been restated from the amounts previously reported. The corrections had no effect on the net deferred tax asset, the income tax provision, the consolidated balance sheet and statements of operations previously reported for all years presented. In addition to these restatements, the Company has reclassified certain prior amounts from the Foreign tax rate differentials line into a separate line, Tax credits in foreign jurisdictions line, to conform with the current year presentation within this table.

The effective tax rate differs from the U.S. statutory rate of 35% in fiscal year 2011 primarily due to the impact of the non-deductible debt extinguishment losses related to the Company’s acquisition of a portion of its 5.5% convertible senior notes and the impact of a foreign subsidiary tax settlement offset by a higher level of earnings taxed at lower statutory rates in foreign jurisdictions.

The Company's operations in Shanghai, China, were closed in the fiscal year ended October 31, 2010. The Company recognized a $10.5 million U.S. tax benefit as a result of the investment writedown. In China, additional income was recognized as a result of asset sales and intercompany loan settlements and the related China income tax liability was offset by accumulated net operating losses. As a result of the closure, the Company wrote off its Shanghai, China, subsidiary’s deferred tax asset of $4.4 million, which arose as a result of unused operating losses. The deferred tax asset written off had been offset in its entirety by a valuation allowance.

The net deferred income tax assets consist of the following:

	October 30, 2011	October 31, 2010
Deferred income tax assets:
Reserves not currently deductible	$5,889	$5,007
Net operating losses	51,991	57,764
Alternative minimum tax credits	3,217	2,926
Tax credit carryforwards	5,410	9,770
Future lease obligation	3,108	5,705
Other	3,359	3,796
	72,974	84,968
Valuation allowances	(53,063)	(61,303)
	19,911	23,665
Deferred income tax liabilities:
Property, plant and equipment	(2,744)	(5,369)
Undistributed earnings of foreign subsidiaries	(4,417)	(4,428)
Investments	(1,203)	(2,622)
Other	(481)	(440)
	(8,845)	(12,859)
Net deferred income tax assets	$11,066	$10,806
Reported as:
Current deferred tax assets	$609	$1,173
Long-term deferred tax assets	11,239	10,132
Accrued liabilities	(45)	-
Long-term deferred tax liabilities	(737)	(499)
	$11,066	$10,806

Subsequent to the issuance of the Company’s 2010 consolidated financial statements, the Company’s management determined that there was an error in the classification of and within the deferred income tax assets and liabilities presented in the 2010 table of deferred tax assets and liabilities footnote presentation. The error primarily related to an overstatement of the Company’s gross net operating loss carryforwards and the related $13 million deferred tax asset related to those same losses due to taxable gains that should have been recorded in a prior year on various intercompany transactions. Because a full valuation allowance has also been previously recorded against this overstated deferred tax asset, the error had no effect on the net deferred tax assets recorded in the financial statements. Additionally, the Company determined that certain deferred tax assets and liabilities had previously been improperly netted within the net operating loss line of the deferred tax asset composition table. As a result, the amounts presented in the 2010 table of deferred income tax assets and liabilities have been restated from the amounts previously reported. The corrections had no effect on the net deferred tax assets, the income tax provision, the consolidated balance sheet and statements of operations previously reported for all years presented.

Unrecognized tax benefits associated with uncertain tax positions were $1.9 million at October 30, 2011, of which $0.5 million was recorded in income taxes payable and the balance in other liabilities in the consolidated balance sheet, and were $2.0 million at October 31, 2010 included in other liabilities in the consolidated balance sheet. If recognized, the benefits would favorably affect the Company's effective tax rate in future periods. Included in these amounts were $0.1 million and $0.3 million for interest and penalties in the two years, respectively. The Company includes any applicable interest and penalties related to uncertain tax positions in its income tax provision. As of October 30, 2011, the Company believes it is not reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months. Currently, the statutes of limitations remain open subsequent to, and including, 2008 in the U.S., 2009 in the U.K., 2008 in Germany, 2011 in Korea, 2006 in Taiwan and in Singapore.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009
Balance at beginning of year	$1,676	$1,573	$1,988

Additions (reductions) for tax positions in prior years	709	(351)	-

Additions based on current year tax positions	502	454	377

Settlements	(1,063)	-	(685)

Lapses of statutes of limitations	-	-	(107)
Balance at end of year	$1,824	$1,676	$1,573

As of October 30, 2011, the Company had available U.S. Federal tax operating loss carryforwards of approximately $111.9 million which expire between 2020 and 2030, and research and development tax credit carryforwards of approximately $2.9 million which expire between 2018 and 2029.

The Company has established a valuation allowance for a portion of its deferred tax assets because it believes, based on the weight of all available evidence, that it is more likely than not that a portion of its net operating loss carryforwards may expire prior to utilization. The valuation allowance (decreased) increased by $(8.2) million, $10.9 million and $5.7 million in fiscal years 2011, 2010 and 2009, respectively.

As of October 30, 2011, the Company had $3.2 million of alternative minimum tax credit carryforwards that are available to offset future federal income taxes payable. The Company also has state tax credits available of $1.6 million which, if they are not utilized, will begin to expire in 2012.

As of October 30, 2011, the undistributed earnings of foreign subsidiaries included in consolidated retained earnings amounted to $80.3 million, of which $12.6 million of earnings is considered not to be permanently reinvested. The amount of undistributed earnings is calculated taking into account the net amount of earnings of the Company’s foreign subsidiaries considering its multi-tier subsidiary structure and translated into U.S. dollars using exchange rates in effect as of the balance sheet date. During fiscal year 2008 a decision was made to not indefinitely reinvest earnings in certain foreign jurisdictions. No provision has been made for taxes due on the remaining undistributed earnings of $67.7 million considered to be indefinitely invested. Should the Company elect in the future to repatriate the foreign earnings so invested, it may incur additional income tax expense on those foreign earnings, the amount of which is not practicable to compute.

PKLT, the Company's FPD manufacturing facility in Taiwan, has been accorded a tax holiday, which starts in 2012 and expires in 2017. In addition, the Company had been accorded a tax holiday in China which expired in 2011. These tax holidays had no dollar or per share effect in the fiscal years ended October 30, 2011, October 31, 2010 and November 1, 2009. In Korea and at Photronics Semiconductor Mask Corporation (PSMC) in Taiwan, various investment tax credits have been earned to reduce the Company's effective income tax rate.

Income tax payments were $10.4 million, $8.9 million and $9.6 million in fiscal 2011, 2010 and 2009, respectively. Cash received for refunds of income taxes paid in prior years amounted to $0.2 million in fiscal 2011 and $0.1 million in both fiscal years 2010 and 2009.

NOTE 14 - EARNINGS (LOSS) PER SHARE

The calculation of basic and diluted earnings (loss) per share is presented as follows:

	Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009

Net income (loss) attributable to Photronics, Inc.	$16,229	$23,922	$(41,910)
Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effects	-	4,085	-
Earnings (loss) for diluted earnings (loss) per share	$16,229	$28,007	$(41,910)
Weighted-average common shares computations:
Weighted-average common shares used for basic earnings (loss) per share	57,030	53,433	43,210
Effect of dilutive securities:
Share-based payment awards	1,145	996	-
Common stock warrants	283	63	-
Convertible notes	-	11,311	-
Dilutive potential common shares	1,428	12,370	-
Weighted-average common shares used for diluted earnings (loss) per share	58,458	65,803	43,210

Basic earnings (loss) per share	$0.28	$0.45	$(0.97)
Diluted earnings (loss) per share	$0.28	$0.43	$(0.97)

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

	Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009

Convertible notes	-	-	1,429
Common stock warrants	-	-	804
Share-based payment awards	-	-	793
Total potentially dilutive shares excluded	-	-	3,026

The table below shows the outstanding weighted-average share-based payment awards and common stock warrants that were excluded from the calculation of diluted earnings (loss) per share because their exercise price exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be antidilutive. The table also shows convertible notes that, if converted, would have been antidilutive.

	Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009

Convertible notes	13,994	-	-
Share based payment awards	2,407	2,684	2,243
Common stock warrants	213	745	2
Total potentially dilutive shares excluded	16,614	3,429	2,245

In the first quarter of fiscal year 2012, the Company awarded approximately 0.5 million shared-based payment awards to its employees and directors.

NOTE 15 – SUBSIDIARY SHARE REPURCHASE

During fiscal year 2011, the board of directors of PSMC, a subsidiary of the Company based in Taiwan, authorized PSMC to repurchase for retirement shares of its outstanding common stock on the open market. The repurchase programs, the last of which expired in October 2011, resulted in 21.6 million shares being repurchased for $9.9 million. PSMC’s repurchase of these shares increased the Company’s ownership of PSMC from 57.53% at October 31, 2010, to 62.25% at October 30, 2011. The tables below present the effect of the change in Photronics, Inc.'s ownership interest in PSMC on the Company's equity for fiscal years ended October 30, 2011, October 31, 2010 and November 1, 2009.

	Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009

Net income (loss) attributable to Photronics, Inc.	$16,229	$23,922	$(41,910)

Decrease in Photronics, Inc.'s additional paid-in capital for PSMC's repurchase of 21.6 million shares of its common stock	(201)	-	-
Change from net income (loss) attributable to Photronics, Inc. and transfer to noncontrolling interest	$16,028	$23,922	$(41,910)

NOTE 16 - COMMITMENTS AND CONTINGENCIES

At October 30, 2011, the Company had outstanding purchase commitments of $19 million, which included $14 million related to capital expenditures, and had recorded purchase commitments, consisting primarily of liabilities for the purchase of manufacturing equipment, of $19 million and $40 million at October 30, 2011 and October 31, 2010, respectively. See Note 9 for operating lease commitments.

The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material effect on its consolidated financial statements.

NOTE 17 - GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

The Company operates as a single operating segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of IC's and FPDs. Geographic net sales are based primarily on where the Company's manufacturing facility is located. The Company's 2011, 2010 and 2009 net sales by geographic area and for ICs and FPDs, and total long-lived assets by geographic area were as follows:

	Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009
Net sales
Asia	$307,402	$259,951	$223,138
Europe	46,613	41,850	38,344
North America	158,005	123,753	99,871
	$512,020	$425,554	$361,353

IC	$391,158	$329,767	$272,866
FPD	120,862	95,787	88,487
	$512,020	$425,554	$361,353

	October 30, 2011	October 31, 2010	November 1, 2009
Long-lived assets
Asia	$197,956	$221,283	$199,179
Europe	10,879	14,182	9,579
North America	159,845	134,349	139,131
	$368,680	$369,814	$347,889

Samsung Electronics Co., Ltd. accounted for approximately 20%, 19% and 19% of the Company's net sales in fiscal years 2011, 2010 and 2009, respectively.

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

NOTE 19 – OTHER COMPREHENSIVE INCOME

The Company's other comprehensive income, as reported in the consolidated statements of equity, consists of all changes in equity during the periods presented except those resulting from investments by owners and distributions to owners. The components of other comprehensive income for the last three fiscal years, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedges	Changes in Unrealized Investment Gains (Losses)	Other	Total Other Comprehensive Income
Year Ended October 30, 2011

Attributable to Photronics, Inc.	$3,040	$128	$-	$(29)	$3,139
Attributable to noncontrolling interests	227	-	-	(11)	216
Total other comprehensive income	3,267	128	-	(40)	3,355
Income tax benefit (expense)	-	-	-	5	5
Other comprehensive income, net of tax	$3,267	$128	$-	$(35)	$3,360

	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedges	Changes in Unrealized Investment Gains (Losses)	Other	Total Other Comprehensive Income
Year ended October 31, 2010

Attributable to Photronics, Inc.	$13,451	$129	$-	$(159)	$13,421
Attributable to noncontrolling interests	3,123	-	-	(117)	3,006
Total other comprehensive income	16,574	129	-	(276)	16,427
Income tax benefit (expense)	-	-	-	65	65
Other comprehensive income, net of tax	$16,574	$129	$-	$(211)	$16,492

	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedges	Changes in Unrealized Investment Gains (Losses)	Other	Total Other Comprehensive Income
Year ended November 1, 2009

Attributable to Photronics, Inc.	$10,712	$576	$62	$(238)	$11,112
Attributable to noncontrolling interests	342	-	39	(101)	280
Total other comprehensive income	11,054	576	101	(339)	11,392
Income tax benefit (expense)	-	-	-	-	-
Other comprehensive income, net of tax	$11,054	$576	$101	$(339)	$11,392

NOTE 20 - OTHER RELATED PARTY TRANSACTIONS

The chairman of the board and chief executive officer of the Company is also the vice chairman of the board and majority shareholder of a company that provides secure managed information technology services to Photronics. Another director of the Company is also a shareholder, chief executive officer and executive chairman of the board of this company. Since 2002, the Company has entered into various service contracts with this company to provide services to all of the Company's worldwide facilities. The Company incurred expenses for services provided by this company of $1.8 million, $2.6 million and $2.8 million in fiscal years 2011, 2010 and 2009, respectively and, as of October 30, 2011, had an outstanding balance of $0.2 million due to this company. As of October 30, 2011, the Company had contracted with this company for various services through October 2013, at a cost of $3.2 million.

The Company purchases photomask blanks from a company of which an officer of the Company is a significant shareholder. The Company purchased $21.4 million, $21.9 million and $25.5 million of photomask blanks from this company in 2011, 2010 and 2009, respectively, for which the amount owed to this company was $2.9 million at October 30, 2011 and $4.3 million at October 31, 2010.

The Company believes that the terms of its transactions with related parties described above were negotiated at arm's length and were no less favorable to the Company than terms it could have obtained from unrelated third parties. See Note 4 for other related party transactions.

NOTE 21 - FAIR VALUE MEASUREMENTS

Accounting guidance defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. An "orderly transaction" is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities (i.e. it is not a forced transaction). The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. Therefore, the objective of a fair value measurement is to determine the price that would be received to sell the asset or paid to transfer the liability (an exit price) at the measurement date.

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

This guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to unadjusted, quoted market prices in active markets for identical assets or liabilities (including when the liabilities are traded as assets) while giving the lowest priority to unobservable inputs, which are inputs that reflect the Company's assumptions about the factors that market participants would use in valuing assets or liabilities, based upon the best information available under existing circumstances. In cases when the inputs used to measure fair value fall in different levels of the fair value hierarchy, the level within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. When, due to changes in the inputs to valuation techniques used to measure its fair value, an asset or liability is transferred between levels of the fair value hierarchy, the Company recognizes all transfers to or from any level to be as of the beginning of the reporting period. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, including the consideration of factors specific to the asset or liability. The hierarchy consists of the following three levels:

Level 1 - Inputs are prices in active markets for identical securities that are accessible at the measurement date.

Level 2 - Inputs other than quoted prices included within Level 1 are observable for the asset or liability, either directly or indirectly. At October 30, 2011 and October 31, 2010, the Company's Level 2 liabilities are certain common stock warrants, which are included in other liabilities.

Level 3 - Inputs are unobservable inputs for the asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the Company’s liabilities as of October 30, 2011 and October 31, 2010, that are measured at fair value on a recurring basis. The Company had no assets measured at fair value on a recurring basis as of the dates presented.

	October 30, 2011
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Common stock warrants	$-	$1,147	$-	$1,147
Total liabilities	$-	$1,147	$-	$1,147

	October 31, 2010
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Common stock warrants	$-	$1,881	$-	$1,881
Total liabilities	$-	$1,881	$-	$1,881

The fair value of the common stock warrants liability was determined using the Black-Scholes option pricing model. A significant observable input into the model was the market price of the Company's common stock at the measurement date. Gains or losses related to fair value adjustments to the common stock warrants liability are included in other income (expense), net.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company did not have any nonfinancial assets or liabilities measured at fair value on a nonrecurring basis at October 30, 2011 or October 31, 2010.

Fair Value of Other Financial Instruments

The fair values of the Company's cash and cash equivalents, accounts receivable, accounts payable, and certain other current assets and current liabilities approximate their carrying value due to their short-term maturities. The fair value of the Company's variable rate long-term debt approximates its carrying value due to the variable nature of the underlying interest rates. The estimated fair value of the Company's 3.25% convertible senior notes was approximately $109.3 million at October 30, 2011, and the estimated fair value of the Company’s 5.5% convertible senior notes was approximately $32.8 million and $83.2 million at October 30, 2011 and October 31, 2010, respectively. The Company acquired $35.4 million principal amount of its 5.5% convertible senior notes during fiscal year 2011.

NOTE 22 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth certain unaudited quarterly financial data:

	First	Second	Third	Fourth	Year
Fiscal 2011:	(a)	(b) (c)	(d) (e)	(e)	(f) (g)

Net sales	$120,823	$133,103	$135,935	$122,159	$512,020
Gross margin	30,594	36,486	38,240	30,893	136,214
Net income (loss)	13,584	(15,033)	12,622	9,035	20,208
Net income (loss) attributable to Photronics, Inc.	12,111	(16,438)	11,265	9,291	16,229

Earnings (loss) per share:
Basic	$0.23	$(0.30)	$0.19	$0.16	$0.28
Diluted	$0.20	$(0.30)	$0.16	$0.14	$0.28

Fiscal 2010:	(h) (i)	(j) (k) (l)	(m)	(n) (o)	(l) (p) (q)

Net sales	$98,197	$105,070	$112,251	$110,036	$425,554
Gross margin	18,177	22,090	26,272	25,276	91,815
Net income	408	8,605	7,607	8,462	25,082
Net income attributable to Photronics, Inc.	213	7,873	7,691	8,145	23,922

Earnings per share:
Basic	$0.00	$0.15	$0.14	$0.15	$0.45
Diluted	$0.00	$0.14	$0.13	$0.14	$0.43

(a)	Includes non-cash mark-to-market loss of $0.1 million, net of tax, in connection with warrants issued to purchase the Company’s stock.

(b)
Includes debt extinguishment loss of $30.3 million, net of tax, in connection with the acquisition of $30.4 million principal amount of the Company’s 5.5% convertible senior notes, with original maturity date of October 2014.

(c)	Includes non-cash mark-to-market loss of $0.7 million, net of tax, in connection with warrants used to purchase the Company’s stock.

(d)
Includes debt extinguishment loss of $5.0 million, net of tax, in connection with the acquisition of $5.0 million principal amount of the Company’s 5.5% convertible senior notes, with original maturity date of October 2014.

(e)	Includes non-cash mark-to-market gain of $0.2 million, net of tax, in connection with warrants used to purchase the Company’s stock.

(f)
Includes debt extinguishment loss of $35.3 million, net of tax, in connection with the acquisition of $35.4 million principal amount of the Company’s 5.5% convertible senior notes, with original maturity date of October 2014

(g)	Includes non-cash mark-to-market loss of $0.4 million, net of tax, in connection with warrants used to purchase the Company’s stock.

(h)	Includes consolidation and restructuring charges of $0.2 million, net of tax, in connection with the closure of the Company’s Shanghai, China, manufacturing facility.

(i)	Includes non-cash mark-to-market gain of $0.1 million, net of tax, in connection with warrants issued to purchase the Company’s stock.

(j)
Includes consolidation and restructuring credits of $5.0 million, net of tax, that primarily resulted from the sale of the Company’s Shanghai, China, manufacturing facility, which was sold in connection with its closure.

(k)	Includes non-cash mark-to-market charge of $0.9 million, net of tax, in connection with warrants issued to purchase the Company’s stock.

(l)	Includes $1.0 million charge, net of tax, for the write-off of deferred financing fees that resulted from an amendment to the Company’s revolving credit facility.

(m)	Includes non-cash mark-to-market gain of $0.4 million, net of tax, in connection with warrants issued to purchase the Company’s stock.

(n)
Includes consolidation and restructuring credits of $0.2 million, net of tax, that primarily resulted from the sale of the Company’s Shanghai, China, manufacturing facility, which was sold in connection with its closure.

(o)	Includes non-cash mark-to-market charge of $0.5 million, net of tax, in connection with warrants issued to purchase the Company’s stock.

(p)	Includes consolidation and restructuring charges of 5.0 million, net of tax, in connection with the closure of the Company’s Shanghai, China, manufacturing facility.

(q)	Includes non-cash mark-to-market charge of $0.9 million, net of tax, in connection with warrants issued to purchase the Company’s stock.

NOTE 23 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011 the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, with the purpose of increasing the prominence of items reported in other comprehensive income.  The amended guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate statements.  The amendments also required that reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) be presented on the face of the financial statements.  However, in December 2011 the FASB issued ASU No. 2011-12 that deferred the effective date for amendments to the presentation of reclassifications of items out of other comprehensive income.  ASU No. 2011-12 was issued to allow the FASB time to redeliberate whether it is necessary to require entities to present reclassification adjustments, by component, in both the statement where net income is presented and the statement where comprehensive income is presented for both interim and annual financial statements, as originally required under ASU No. 2011-05.  During the FASB’s redeliberation period, entities will continue to report reclassifications out of accumulated other comprehensive income using guidance in effect before ASU No. 2011-05 was issued.  ASU No. 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  The adoption of this ASU will have no effect on the Company’s reported financial condition, financial performance or cash flows.

In May 2011 the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs", which amended its guidance on fair value measurements with the purpose of achieving commonality of its fair value measurement and disclosure requirements with those of IFRSs. ASU No. 2011-04 clarifies the FASBs intentions regarding the application of existing fair value measurement and disclosure requirements, changes certain principles for measuring fair value and changes the disclosure requirements for fair value measurements. ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the effect, if any, ASU No. 2011-04 will have on its consolidated financial statements.

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

The Company's management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 30, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control - Integrated Framework." Management, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, assessed that the Company's internal control over financial reporting was effective as of October 30, 2011.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company's internal control over financial reporting as of October 30, 2011, as stated in their attestation report on page 34 of this Form 10-K.

January 12, 2012

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information as to Directors required by Item 401, 405 and 407(c)(3)(d)(4) and (d)(5) of Regulation S-K is set forth in the Company's 2012 definitive Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the fiscal year covered by this Form 10-K under the caption "PROPOSAL 1 - ELECTION OF DIRECTORS," "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and in paragraph three under the caption "MEETINGS AND COMMITTEES OF THE BOARD," and is incorporated in this report by reference. The information as to Executive Officers is included in the Company's 2012 definitive Proxy Statement under the caption "EXECUTIVE OFFICERS" and is incorporated in this report by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller. A copy of the code of ethics may be obtained, free of charge, by writing to the vice president general counsel of Photronics, Inc. at 15 Secor Road, Brookfield, Connecticut 06804.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K and paragraph (e)(4) and (e)(5) of Item 407 is set forth in the Company's 2012 definitive Proxy Statement under the captions "EXECUTIVE COMPENSATION," "CERTAIN AGREEMENTS", "DIRECTORS' COMPENSATION", "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "COMPENSATION COMMITTEE REPORT," respectively, and is incorporated in this report by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth in the Company’s 2012 definitive Proxy Statement under the caption “EQUITY COMPENSATION PLAN INFORMATION”, and is incorporated in this report by reference. The information required by Item 403 of Regulation S-K is set forth in the Company's 2012 definitive Proxy Statement under the caption "OWNERSHIP OF COMMON STOCK BY DIRECTORS, OFFICERS AND CERTAIN BENEFICIAL OWNERS", and is incorporated in this report by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 and Item 407(a) of Regulation S-K is set forth in the Company's 2012 definitive Proxy Statement under the captions "MEETINGS AND COMMITTEES OF THE BOARD" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS", respectively, and is incorporated in this report by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Rule 14a-101 of the Exchange Act is set forth in the Company's 2012 definitive Proxy Statement under the captions "FEES PAID TO THE INDEPENDENT AUDITORS" and "AUDIT COMMITTEE REPORT," and is incorporated in this report by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

		Page
		No.

1.	Financial Statements: See "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" in Part II, Item 8 of this Form 10-K.	33

2.	Financial Statement Schedules:

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule for the years ended October 30, 2011, October 31, 2010 and November 1, 2009	70

	Schedule II - Valuation and Qualifying Accounts for the years ended October 30, 2011, October 31, 2010 and November 1, 2009	70

	All other schedules are omitted because they are not applicable.

3.	Exhibits	71

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

Board of Directors and Shareholders
Photronics, Inc.
Brookfield, Connecticut

We have audited the consolidated financial statements of Photronics, Inc. and subsidiaries (the "Company") as of October 30, 2011 and October 31, 2010, and for each of the three fiscal years ended October 30, 2011, October 31, 2010 and November 1, 2009, and the Company's internal control over financial reporting as of October 30, 2011, and have issued our report thereon dated January 12, 2012; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
January 12, 2012

	Schedule II

	Valuation and Qualifying Accounts
	for the Years Ended October 30, 2011, October 31, 2010
	and November 1, 2009
	(in thousands)

	Balance at Beginning of Year		Charge to Costs and Expenses	Deductions		Balance at End of Year

Allowance for Doubtful Accounts

Year ended October 30, 2011	$4,235		$298	$(478)	(a)	$4,055
Year ended October 31, 2010	$2,669		$1,975	$(409)	(a)	$4,235
Year ended November 1, 2009	$2,788		$538	$(657)	(a)	$2,669

Deferred Tax Asset Valuation Allowance

Year ended October 30, 2011	$61,303		$-	$(8,240)	(b)	$53,063
Year ended October 31, 2010	$50,449		$20,419	$(9,565)	(c)	$61,303
Year ended November 1, 2009	$44,769	(d)	$6,427	$(747)		$50,449

(a)	Uncollectible accounts written off

(b)	Primarily due to utilization of net operating losses and expiration of investment tax credit.

(c)	Primarily due to reversal of valuation allowance for Shanghai, China, facility closure and impact of reduced income tax rates in Taiwan.

(d)	The valuation allowance balance at the beginning of the year ended November 1, 2009 has been adjusted to reflect the error discussed in Note 13.

EXHIBITS INDEX

Exhibit Number	Description

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

4.3
Supplement to Indenture dated September 16, 2009 between the Company and the Bank of New York, as Trustee relating to the issuance of the Company’s 5.5% Convertible Notes due 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8K filed September 17, 2009 (Commission File Number 0-15451)).

4.4
Indenture dated March 28, 2011 between the Company and the Bank of Nova Scotia Trust Company of New York (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 29, 2011).

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

10.6	The Company’s 1992 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-8, File Number 33-47446 which was filed April 24, 1994).+

10.7	Amendment to the Employee Stock Purchase Plan as of March 24, 2004 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2011).+

10.8	Amendment to the Employee Stock Purchase Plan as of April 8, 2010 (incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q filed on June 10, 2010).+

10.9
The Company’s 2007 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333-151763, which was filed on June 18, 2008).+

10.10	Amendment to the 2007 Long Term Equity Incentive Plan as of April 8, 2010 (incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q filed on June 10, 2010).+

10.11	Consulting Agreement between the Company and Constantine S. Macricostas, dated July 11, 2005.* +

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

10.14	Limited Liability Company Operating Agreement of MP Mask Technology Center, LLC between Micron Technology, Inc. ("Micron") and Photronics, Inc. ("Photronics") dated May 5, 2006.* #

10.15	Contribution and Units Purchase Agreement between Micron, Photronics and MP Mask Technology Center, LLC ("MP Mask") dated May 5, 2006.* #

10.16	Technology License Agreement among Micron, Photronics and MP Mask dated May 5, 2006.* #

10.17	Photronics to Micron Supply Agreement between Micron and Photronics dated May 5, 2006.* #

10.18	Company to Photronics Supply Agreement between MP Mask and Photronics dated May 5, 2006.* #

10.19
Operating Lease Agreement dated May 19, 2009 between the Company and Micron (incorporated by reference to Exhibit 8.02 to the Company’s Current Report on Form 8K filed on July 6, 2009 (Commission File N0. 0-15451)).

10.20
Executive Employment Agreement between the Company and Soo Hong Jeong dated May 31, 2011 (incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q filed on June 8, 2011). +

10.21
Executive Employment Agreement between the Company and Christopher J. Progler, Vice President, Chief Technology Officer dated September 10, 2007 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on January 11, 2008 (Commission File No. 0-15451)).+

10.22
Executive Employment Agreement between the Company and Peter Kirlin dated May 21, 2010 (incorporated by reference to Exhibit 10.42 of the Company's Quarterly Report on Form 10-Q filed on June 10, 2010).+

10.23
Executive Employment Agreement between the Company and Richelle Burr dated May 21, 2010 (incorporated by reference to Exhibit 10.43 of the Company's Quarterly Report on Form 10-Q filed on June 10, 2010).+

10.24	Amended and Restated Credit Agreement dated as of February 12, 2010 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on February 16, 2010).

10.25	Amendment No. 1 to the Credit Agreement dated as of May 7, 2010 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 13, 2010).

10.26	Amendment No. 2 to the Credit Agreement dated September 17, 2010 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on September 21, 2010).

10.27
Amendment No. 3 to the Amended and Restated Credit Agreement dated as of March 18, 2011 (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on March 29, 2011).

10.28
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
January 12, 2012
Sean T. Smith Senior Vice President Chief Financial Officer (Principal Accounting Officer/ Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ CONSTANTINE S. MACRICOSTAS
January 12, 2012
Constantine S. Macricostas Chairman of the Board Chief Executive Officer (Principal Executive Officer)

By	/s/ SEAN T. SMITH
January 12, 2012
Sean T. Smith Senior Vice President Chief Financial Officer (Principal Accounting Officer/ Principal Financial Officer)

By	/s/ WALTER M. FIEDEROWICZ
January 12, 2012
Walter M. Fiederowicz Director

By	/s/ JOSEPH A. FIORITA, JR.
January 12, 2012
Joseph A. Fiorita, Jr. Director

By	/s/ GEORGE C. MACRICOSTAS
January 12, 2012
George C. Macricostas Director

By	/s/ MITCHELL G. TYSON
January 12, 2012
Mitchell G. Tyson Director