Form 10-Q
period 2012-01-29
PHOTRONICS INC
filed 2012-03-07
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 29, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 0-15451

PHOTRONICS, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-0854886
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15 Secor Road, Brookfield, Connecticut	06804
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(203) 775-9000

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2012
Common Stock, $0.01 par value	60,384,433 Shares

Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of Photronics, Inc. ("Photronics" or the "Company"). These statements are based on management's beliefs, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be identified by words like "expect", "anticipate", "believe", "plan", "projects", and similar expressions, or the negative of such terms, or other comparable terminology. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this quarterly report on Form 10-Q, in press releases, written statements, or other documents filed with the Securities and Exchange Commission, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls regarding the consummation and benefits of future acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. These factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements expressed or implied by such forward-looking statements. Factors that might affect such forward-looking statements include, but are not limited to, overall economic and business conditions; economic and political conditions in international markets; the demand for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; changes in federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate fluctuations and other capital market conditions, including changes in the market price of the Company's common stock; foreign currency exchange rate fluctuations; changes in technology; the timing, impact, and other uncertainties of future acquisitions; the seasonal and cyclical nature of the semiconductor and flat panel display industries; management changes; damage or destruction to the Company's facilities, or the facilities of its customers or suppliers, by natural disasters, labor strikes, political unrest, or terrorist activity; the ability of the Company to (i) place new equipment in service on a timely basis; (ii) obtain additional financing; (iii) achieve anticipated synergies and other cost savings in connection with acquisitions and productivity programs; (iv) fully utilize its tools; (v) achieve desired yields, pricing, product mix, and market acceptance of its products and (vi) obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company's expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements, except as otherwise required by securities and other applicable laws.

PHOTRONICS, INC.
AND SUBSIDIARIES

Index

PART I.     FINANCIAL INFORMATION

Item 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	January 29, 2012	October 30, 2011
ASSETS

Current assets:
Cash and cash equivalents	$201,800	$189,928
Accounts receivable, net of allowance of $3,890 in 2012 and $4,055 in 2011	84,092	85,540
Inventories	21,626	22,100
Deferred income taxes	622	609
Other current assets	7,515	7,030
Total current assets	315,655	305,207

Property, plant and equipment, net	359,814	368,680
Investment in joint venture	80,365	79,984
Intangible assets, net	41,194	42,462
Deferred income taxes	11,285	11,239
Other assets	11,378	10,282
Total assets	$819,691	$817,854

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term borrowings	$5,529	$5,583
Accounts payable	54,140	54,772
Accrued liabilities	35,498	35,546
Total current liabilities	95,167	95,901

Long-term borrowings	151,257	152,577
Deferred income taxes	736	737
Other liabilities	8,085	8,883
Total liabilities	255,245	258,098

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value,150,000 shares authorized, 60,015 shares issued and outstanding at January 29, 2012 and 59,651 at October 30, 2011	600	597
Additional paid-in capital	488,674	486,674
Retained earnings	17,873	13,605
Accumulated other comprehensive income	8,773	10,171
Total Photronics, Inc. shareholders' equity	515,920	511,047
Noncontrolling interests	48,526	48,709
Total equity	564,446	559,756
Total liabilities and equity	$819,691	$817,854

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	January 29, 2012	January 30, 2011

Net sales	$112,154	$120, 823

Costs and expenses:

Cost of sales	(86,696)	(90,229)

Selling, general and administrative	(11,325)	(10,713)

Research and development	(4,444)	(3,771)

Consolidation, restructuring and related charges	(1,118)	-
Operating income	8,571	16,110

Other income (expense):
Interest expense	(1,781)	(1,711)
Investment and other income, net	1,372	2,668
Income before income taxes	8,162	17,067

Income tax provision	(3,321)	(3,483)
Net income	4,841	13,584

Net income attributable to noncontrolling interests	(573)	(1,473)
Net income attributable to Photronics, Inc.	$4,268	$12,111
Earnings per share:

Basic	$0.07	$0.23
Diluted	$0.07	$0.20
Weighted-average number of common shares outstanding:

Basic	59,817	53,817
Diluted	60,930	66,411

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	January 29, 2012	January 30, 2011

Cash flows from operating activities:
Net income	$4,841	$13,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,667	23,189
Consolidation, restructuring and related charges	232	-
Changes in assets and liabilities:
Accounts receivable	1,287	4,139
Inventories	383	(5,299)
Other current assets	(542)	360
Accounts payable, accrued liabilities, and other	5,167	5,682
Net cash provided by operating activities	34,035	41,655
Cash flows from investing activities:
Purchases of property, plant and equipment	(18,127)	(19,120)
Investment in joint venture	(400)	(3,999)
Other	(1,602)	-
Net cash used in investing activities	(20,129)	(23,119)
Cash flows from financing activities:
Repayments of long-term borrowings	(999)	(24,346)
Repurchase of common stock by subsidiary	(885)	-
Proceeds from share-based payments	233	159
Proceeds from long-term borrowings	-	17,000
Net cash used in financing activities	(1,651)	(7,187)
Effect of exchange rate changes on cash	(383)	2,429
Net increase in cash and cash equivalents	11,872	13,778
Cash and cash equivalents at beginning of period	189,928	98,945
Cash and cash equivalents at end of period	$201,800	$112,723

Supplemental disclosure of cash flow information:

Change in accrual for purchases of property, plant and equipment	$5,159	$13,273

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended January 29, 2012 and January 30, 2011
(unaudited)
(in thousands, except share amounts)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     Photronics, Inc. and its subsidiaries ("Photronics" or “the Company") is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays ("FPDs"), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits ("ICs") and a variety of FPDs and, to a lesser extent, other types of electrical and optical components. The Company currently operates principally from eight manufacturing facilities, two of which are located in Europe, two in Taiwan, one in Korea, and three in the United States. The Company ceased manufacturing photomasks at its Singapore facility in December 2011.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending October 28, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 30, 2011.

Index

NOTE 2 - CHANGES IN EQUITY AND COMPREHENSIVE INCOME

      The following tables set forth the Company's consolidated changes in equity and comprehensive income (net of tax of $0) for the three months ended January 29, 2012 and January 30, 2011:

	Three Months Ended January 29, 2012
	Photronics, Inc. Shareholders
					Accum-
					ulated
					Other
	Common Stock		Add'l		Compre-	Total	Non-
			Paid-in	Retained	hensive	Photronics,	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Inc.	Interests	Equity

Balance at October 31, 2011	59,651	$597	$486,674	$13,605	$10,171	$511,047	$48,709	$559,756

Comprehensive income:

Net income	-	-	-	4,268	-	4,268	573	4,841

Amortization of cash flow hedges	-	-	-	-	32	32	-	32

Foreign currency translation adjustments	-	-	-	-	(1,425)	(1,425)	275	(1,150)
Total comprehensive income						2,875	848	3,723
Sale of common stock through employee stock option and purchase plans	122	1	143	-	-	144	-	144

Restricted stock awards vesting and expense	65	-	242	-	-	242	-	242

Share-based compensation expense	-	-	413	-	-	413	-	413

Common stock warrants exercised	177	2	1,051	-	-	1,053	-	1,053

Repurchase of common stock by subsidiary	-	-	151	-	(5)	146	(1,031)	(885)
Balance at January 29, 2012	60,015	$600	$488,674	$17,873	$8,773	$515,920	$48,526	$564,446

	Three Months Ended January 30, 2011
	Photronics, Inc. Shareholders
					Accum-
				(Accum-	ulated
				ulated	Other
	Common Stock		Add'l	Deficit)	Compre-	Total	Non-
			Paid-in	Retained	hensive	Photronics,	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Inc.	Interests	Equity

Balance at November 1, 2010	53,779	$538	$436,825	$(2,624)	$7,062	$441,801	$54,142	$495,943

Comprehensive income:

Net income	-	-	-	12,111	-	12,111	1,473	13,584

Amortization of cash flow hedges	-	-	-	-	32	32	-	32

Foreign currency translation adjustments	-	-	-	-	5,812	5,812	2,555	8,367
Total comprehensive income						17,955	4,028	21,983
Sale of common stock through employee stock option and purchase plans	65	1	58	-	-	59	-	59

Restricted stock awards vesting and expense	21	-	188	-	-	188	-	188

Share-based compensation expense	-	-	289	-	-	289	-	289

Balance at January 30, 2011	53,865	$539	$437,360	$9,487	$12,906	$460,292	$58,170	$518,462

Index

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

     The Company has utilized MP Mask for both high-end IC photomask production and research and development purposes. MP Mask charges its variable interest holders based on their actual usage of its facility. MP Mask separately charges for any research and development activities it engages in at the requests of its owners. The Company recorded cost of sales of $2.0 million and $3.5 million during the three month periods ended January 29, 2012 and January 30, 2011, respectively, and research and development expenses of $0.2 million during each of the three month periods.

     MP Mask is governed by a Board of Managers, appointed by Micron and the Company. Since MP Mask's inception, Micron, as a result of its majority ownership, has held majority voting power on the Board of Managers. The voting power held by each party is subject to change as ownership interests change. Under the MP Mask joint venture operating agreement, the Company may be required to make additional capital contributions to MP Mask up to the maximum amount defined in the operating agreement. However, should the Board of Managers determine that further additional funding is required, MP Mask shall pursue its own financing. If MP Mask is unable to obtain its own financing, it may request additional capital contributions from the Company. Should the Company choose not to make a requested contribution to MP Mask, its ownership percentage may be reduced. The Company made additional capital contributions to the MP Mask joint venture of $0.4 million and $4.0 million during the three month periods ending January 29, 2012 and January 30, 2011, respectively, which were primarily related to capital calls made by the joint venture. In March 2012 the Company made an additional capital contribution to MP Mask of $5.5 million. The Company did not receive any distributions from MP Mask during the first quarter of fiscal 2012 or 2011.

     The Company's investment in the VIE, which represents its maximum exposure to loss, was $80.4 million at January 29, 2012 and $80.0 million at October 30, 2011. These amounts are reported in the Company's condensed consolidated balance sheets as "Investment in joint venture". The Company recorded income from its investment in the VIE of $0.7 million in the three month period ended January 30, 2011, and recorded no income from its investment in the three month period ended January 29, 2012. Income from the VIE is included in "Investment and other income, net" in the condensed consolidated statements of income.

     In the first quarter of 2008 a capital lease agreement with Micron commenced for the U.S. nanoFab facility. Quarterly lease payments, which bore interest at 8%, were $3.8 million through January 2013. This lease was cancelled in the third fiscal quarter of 2009, at which time the Company and Micron (the lessor) entered into a new lease agreement for the facility. Under the provisions of the new lease agreement, quarterly lease payments were reduced from $3.8 million to $2.0 million, the term of the lease was extended from December 31, 2012 to December 31, 2014, and ownership of the property would not transfer to the Company at the end of the lease term. The interest rate of the new lease agreement remained at 8%.  As a result of the new lease agreement, the Company reduced its lease obligation and the carrying value of its assets under capital leases by approximately $28 million. The Company paid the capital lease obligation in full in April 2011 with a portion of the net proceeds of the March 2011 issuance of its 3.25% convertible senior notes.

    In the second quarter of fiscal 2012 the Company paid $35 million to Micron in connection with the purchase of the U.S. nanoFab facility and the remaining term of the operating lease agreement through 2014 was cancelled. Also in connection with this purchase, the Company entered into a $25 million term loan agreement in the second quarter of fiscal 2012 (see Notes 4 and 14 for further discussion).

Index

NOTE 4 - LONG-TERM BORROWINGS

     Long-term borrowings consist of the following:

	January 29, 2012	October 30, 2011

3.25% convertible senior notes due on April 1, 2016	$115,000	$115,000

5.50% convertible senior notes due on October 1, 2014	22,054	22,054

3.09% capital lease obligation payable through March 2016	18,219	19,218

4.75% financing loan with customer	1,513	1,888

	156,786	158,160
Less current portion	5,529	5,583
	$151,257	$152,577

     In March 2011 the Company issued through a private offering, pursuant to Rule 144A under the Securities Act of 1933, as amended, $115 million aggregate principal amount of 3.25% convertible senior notes. The notes mature on April 1, 2016, and note holders may convert each $1,000 principal amount of notes to 96.3879 shares of common stock (equivalent to an initial conversion price of $10.37 per share of common stock) at any time prior to the close of business on the second scheduled trading day immediately preceding April 1, 2016.  The conversion rate is subject to adjustment upon the occurrence of certain events, which are described in the indenture dated March 28, 2011.  The Company is not required to redeem the notes prior to their maturity date. Interest on the notes accrues in arrears, and is paid semiannually through the notes’ maturity date. Interest payments on the notes commenced on October 1, 2011. The net proceeds of the notes were approximately $110.7 million, which were used, in part, to acquire $35.4 million of the Company’s 5.5% convertible senior notes which were to mature on October 1, 2014, and to repay, in full, its then outstanding obligations under capital leases of $19.8 million.

      In June 2011 the Company acquired $5.0 million of its 5.5% convertible senior notes in exchange for 0.7 million shares of its common stock, with a fair value of $6.5 million, and cash of $3.2 million (the note holders received 147.529 shares and cash of $647 for each $1,000 note). The Company, in connection with this repurchase, recorded an extinguishment loss of $5.0 million, which included the write off of deferred financing fees of $0.3 million.

     In March 2011 the Company acquired $30.4 million of its 5.5% convertible senior notes in exchange for 4.5 million shares of its common stock, with a fair value of $39.2 million, and cash of $19.7 million (the note holders received 147.529 shares and cash of $647 for each $1,000 note). The Company, in connection with this repurchase, recorded an extinguishment loss of $30.1 million, which included the write off of deferred financing fees of $1.7 million.

     In September 2009 the Company issued, through a public offering, $57.5 million aggregate principal amount of 5.5% convertible senior notes, which were to mature on October 1, 2014.  Under the terms of the offering, the note holders could convert each $1,000 principal amount of notes to 196.7052 shares of common stock (equivalent to an initial conversion price of $5.08 per share of common stock) on, or before, September 30, 2014.  The conversion rate is subject to adjustment upon the occurrence of certain events which are described in the indenture dated September 16, 2009.  The Company is not required to redeem the notes prior to their maturity.  The net proceeds of this offering were approximately $54.9 million, which were used to reduce amounts outstanding under the Company’s credit facility. As discussed above, $35.4 million aggregate principal amount of these notes were acquired by the Company during fiscal year 2011.

Index

     In April 2011 the Company entered into a five year, $21.2 million capital lease for manufacturing equipment. Payments under the lease, which bears interest at 3.09%, are $0.4 million per month through March 2016. The lease agreement provides that the Company must maintain the equipment in good working order, and includes a cross default with cross acceleration provision related to certain non-financial covenants incorporated in the Company's credit facility agreement. As of January 29, 2012, the total amount payable through the end of the lease term was $19.5 million, of which $18.2 million represented principal and $1.3 million represented interest.

     In January 2010 the Company borrowed $3.7 million from a customer to purchase manufacturing equipment. This loan bears interest at 4.75% and is primarily being repaid with product supplied to the customer. Product valued at $0.3 million was shipped to the customer and applied against the loan during both the first quarters of fiscal 2012 and fiscal 2011. The Company estimates that the loan will be fully repaid in fiscal 2013.

     In March 2011 the Company amended its revolving credit facility (“the credit facility”) which, as amended, included, among other things: i) a reduction of the aggregate commitments of the lenders from $65 million to $30 million; ii) a reduction of the applicable interest rates and modifications of the leverage ratios related thereto; iii) an extension of the maturity date to April 30, 2015; iv) an increase in the permitted amount of certain financed capital assets up to $75 million outstanding at any one time; v) an allowance to issue the 3.25% convertible senior notes; vi) an increase in the investments “basket” from $15 million to $25 million per year; vii) an allowance to repurchase the 5.5% convertible senior notes and other indebtedness; and viii) removal of the limitation on maximum last twelve months capital expenditures.  The credit facility bears interest (2.5% at January 29, 2012), based on the Company’s total leverage ratio, at LIBOR plus a spread, as defined in the credit facility.

     In the second quarter of fiscal 2012 the Company, in connection with its purchase of the U.S. nanoFab facility (see Notes 3 and 14 for further discussion), amended the credit facility. The amendment included the addition of a $25 million term loan maturing in March 2017 with quarterly principal payments of $0.6 million (quarterly payments are based on a ten year repayment period commencing in June 2012). The amendment also included a twenty-five basis point reduction in the interest rate charged on any borrowings under the credit facility.

     The credit facility is secured by substantially all of the Company’s assets located in the United States, as well as common stock the Company owns in certain of its foreign subsidiaries, and is subject to the following financial covenants:  minimum fixed charge ratio, total leverage ratio and minimum unrestricted cash balance. As of January 29, 2012, the Company had no outstanding borrowings under the credit facility and $30 million was available for borrowing.

NOTE 5 - COMMON STOCK WARRANTS

    In September 2009 the Company entered into two warrant agreements with Intel Capital Corporation to purchase a total of 750,000 shares of the Company's common stock. Under one warrant agreement 500,000 shares of the Company's common stock can be purchased at an exercise price of $4.15 per share and under the second warrant agreement 250,000 shares of the Company's common stock can be purchased at an exercise price of $5.08 per share. The warrant agreements expire in September 2014. Also in September 2009, the Company and Intel Corporation entered into an agreement to share technical and operations information regarding the development of the Company's products, the capabilities of the Company's photomask manufacturing lines and the alignment of photomask toolsets. Intel Capital Corporation also invested in the Company's convertible debt offering of September 2009. The warrants were recorded at their fair value on their date of grant, which was determined using the Black-Scholes option pricing model. As of January 29, 2012, none of the warrants issued to Intel Capital Corporation had been exercised.

     In conjunction with the May 2009 amendment to its then existing credit facility, the Company also entered into a warrant agreement with its lenders. See Note 6 for further discussion of these warrants.

Index

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

     In May 2009, in connection with an amendment to its credit facility, the Company issued 2.1 million warrants, each exercisable for one share of the Company's common stock at an exercise price of $0.01 per share. Forty percent of the warrants were exercisable upon issuance, and the remaining balance was to become exercisable in twenty percent increments at various points in time after October 31, 2009. As a result of certain net cash settleable put provisions within the warrant agreement, the warrants were recorded as a liability in the Company's consolidated balance sheet. As of the issuance date and for future periods that such warrants remained outstanding, the Company had adjusted the liability based upon the current fair value of the warrants, with any changes in their fair value being recognized in earnings. Due to the warrants' exercise price of $0.01 per share, their fair value approximated the market price of the Company's common stock. Approximately 1.2 million of these warrants were cancelled as a result of the Company's early repayment of certain amounts under its credit facility during the year ended November 1, 2009, and the associated liability was reduced accordingly. During the three month period ended January 29, 2012, all of the 0.2 million of these warrants that remained outstanding were exercised. In connection with this exercise, the Company recognized a gain of $0.1 million, included in investment and other income, net, in its condensed consolidated statements of income. During the comparable period in 2011, 0.1 million of these warrants were exercised, which resulted in the Company recognizing a charge in the amount of $0.1 million, and was also included in investment and other income, net.

     A portion of an existing loss on a cash flow hedge in the amount of $0.1 million is expected to be reclassified into earnings over the next twelve months.

     The table below presents the effect of derivative instruments on the Company's condensed consolidated balance sheets at January 29, 2012 and October 30, 2011.

Derivatives
Not Designated		Fair Value at
as Hedging
Instruments Under		January 29,	October 30,
ASC 815	Balance Sheet Location	2012	2011

Warrants on common stock	Other liabilities	$-	$1,147

Index

     The table below presents the effect of derivative instruments on the Company's condensed consolidated statements of income for the three month periods ended January 29, 2012 and January 30, 2011.

		Amount of Gain (Loss) Recognized
		Related to Derivative Instruments
Derivatives
Not Designated		Three Months Ended
as Hedging
Instruments Under	Location of Gain (Loss)	January 29,	January 30,
ASC 815	Related to Derivative Instruments	2012	2011

Warrants on common stock	Investment and other income (expense), net	$94	$(75)

NOTE 7 - SHARE-BASED COMPENSATION

     In March 2007 shareholders approved a new share-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to, shares of the Company's common stock may be granted from shares authorized but unissued or shares previously issued and reacquired by the Company. Currently, a maximum of six million shares of common stock may be issued under the Plan. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. The Company incurred total share-based compensation costs of $0.7 million and $0.5 million for the three month periods ended January 29, 2012 and January 30, 2011, respectively. No share-based compensation cost was capitalized as part of an asset and no related income tax benefits were recorded during the periods presented.

Stock Options

     Option awards generally vest in one to four years, and have a ten-year contractual term. All incentive and non-qualified stock option grants have an exercise price no less than the market value of the underlying common stock on the date of grant. The grant date fair values of options are based on closing prices of the Company’s common stock on the dates of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's stock. The Company uses historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that the options granted are expected to remain outstanding. The risk-free rate of return for the estimated term of the option is based on the U.S. Treasury yield curve in effect at the date of grant. The weighted-average inputs and risk-free rate of return ranges used to calculate the grant date fair value of options issued during the three month periods ended January 29, 2012 and January 30, 2011, are presented in the following table.

	Three Months Ended
	January 29, 2012	January 30, 2011

Volatility	102.1%	98.6%

Risk free rate of return	0.7%	1.0% - 1.6%

Dividend yield	0.0%	0.0%

Expected term	4.3 years	4.2 years

Index

     Information on outstanding and exercisable option awards as of January 29, 2012, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 29, 2012	4,168,014	$8.30	6.6 years	$8,894

Exercisable at January 29, 2012	2,322,192	$10.98	5.1 years	$4,530

     There were 492,500 share options granted during the three month period ended January 29, 2012, with a weighted-average grant date fair value of $4.46 per share, and there were 251,500 share options granted during the three month period ended January 30, 2011, with a weighted-average grant date fair value of $4.67 per share. As of January 29, 2012, the total unrecognized compensation cost related to unvested option awards was approximately $4.3 million. That cost is expected to be recognized over a weighted-average amortization period of 2.9 years.

Restricted Stock

     The Company periodically grants restricted stock awards. The restrictions on these awards lapse over a service period that has ranged from less-than-one to eight years. There were 168,750 restricted stock awards issued during the three month period ended January 29, 2012, with a weighted-average grant date fair value of $6.28 per share, and there were 176,250 restricted stock awards granted during the three month period ended January 30, 2011, with a weighted-average grant date fair value of $6.71 per share. As of January 29, 2012, the total compensation cost not yet recognized related to unvested restricted stock awards was approximately $1.8 million. That cost is expected to be recognized over a weighted-average amortization period of 2.7 years. As of January 29, 2012, there were 295,377 shares of restricted stock outstanding.

NOTE 8 - CONSOLIDATION, RESTRUCTURING AND RELATED CHARGES

    In the first quarter of fiscal 2012 the Company ceased the manufacture of photomasks at its Singapore facility, and in connection therewith recorded a charge of $1.1 million during the three month period ended January 29, 2012. The Company expects that this restructuring will be completed in fiscal 2012, and expects its total cost to range between $1.5 million and $1.9 million, with that cost primarily being comprised of employee termination costs and asset write-downs. The following table sets forth the Company’s restructuring reserve primarily related to its Singapore facility as of January 29, 2012, and reflects the activity affecting the reserve for the three month period then ended.

	Three Months Ended
	January 29, 2012
	October 31, 2011	Charges	Utilized	January 29, 2012

Employee terminations and other	$-	$886	$(467)	$419
Asset write-downs	-	232	(232)	-
	$-	$1,118	$(699)	$419

Index

NOTE 9 - INCOME TAXES

    The effective income tax rates differ from the rates computed by applying the U.S. statutory rate of 35% to income before income taxes in the first quarters of fiscal 2012 and 2011, primarily due to a higher level of earnings being taxed at lower statutory rates in foreign jurisdictions.  In the first quarter of 2012, the impact of the lower statutory rates was offset as, due to valuation allowances, no income tax benefit was recognized in jurisdictions in which the Company incurred losses before income taxes.  Further, in fiscal 2012 and 2011 in Korea, and in fiscal 2011 at PSMC in Taiwan, various investment tax credits have been earned which also reduced the Company’s effective income tax rate in that year.

     The Company accounts for uncertain tax positions by recording a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in its tax returns. The Company recognizes any interest and penalties related to uncertain tax positions in the income tax provision in its condensed consolidated statements of income.

    Unrecognized tax benefits associated with uncertain tax positions of $2.0 million and $1.9 million are included in the condensed consolidated balance sheets at January 29, 2012 and October 30, 2011, respectively, of which, at both dates, $0.5 million is included in accrued liabilities, and the balances are included in other liabilities. Included in these amounts were $0.1 million for interest and penalties in the two periods. If recognized, the benefits would favorably affect the Company's effective income tax rate in future periods. As of January 29, 2012, the Company believes it is not reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months. Currently, the statutes of limitations remain open subsequent to, and including, 2008 in the U.S., 2009 in the U.K., 2008 in Germany, 2011 in Korea, 2010 in Taiwan and 2006 in Singapore.

     PKLT, the Company's FPD manufacturing facility in Taiwan, is accorded a tax holiday which commences in 2012 and expires in 2017. The availability of this tax holiday did not have a significant impact on the Company's decision to increase its Asian presence, as the Company's decision was in response to market changes that took place in the semiconductor industry. This tax holiday had no dollar or per share effect in the three month periods ended January 29, 2012 and January 30, 2011.

NOTE 10 - EARNINGS PER SHARE

     The calculation of basic and diluted earnings per share is presented below.

	Three Months Ended
	January 29, 2012	January 30, 2011

Net income attributable to Photronics, Inc.	$4,268	$12,111
Effect of dilutive securities:
Gains related to common stock warrants fair value adjustment	(94)	-
Interest expense on convertible notes, net of related tax effects	-	1,022
Earnings for diluted earnings per share	$4,174	$13,133
Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	59,817	53,817
Effect of dilutive securities:
Share-based payment awards	831	1,067
Common stock warrants	282	216
Convertible notes	-	11,311
Potentially dilutive common shares	1,113	12,594
Weighted-average common shares used for diluted earnings per share	60,930	66,411

Basic earnings per share	$0.07	$0.23
Diluted earnings per share	$0.07	$0.20

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

	Three Months Ended
	January 29, 2012	January 30, 2011

Convertible notes	15,423	-
Share-based payment awards	2,550	2,816
Common stock warrants	-	299
Total potentially dilutive shares excluded	17,973	3,115

NOTE 11 – GEOGRAPHIC INFORMATION

     The Company operates as a single operating segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of ICs and FPDs. Geographic net sales are based primarily on where the Company's manufacturing facility is located. The Company's net sales by geographic area and for ICs and FPDs for the three month periods ended January 29, 2012 and January 30, 2011 and its long-lived assets by geographic area as of January 29, 2012, and October 30, 2011, are presented below.

	Three Months Ended
	January 29, 2012	January 30, 2011
Net sales
Asia	$70,236	$78,691
Europe	10,348	10,764
North America	31,570	31,368
	$112,154	$120,823

IC	$86,807	$88,801
FPD	25,347	32,022
	$112,154	$120,823

	As of
	January 29, 2012	October 30, 2011
Long-lived assets
Asia	$198,071	$197,956
Europe	10,260	10,879
North America	151,483	159,845
	$359,814	$368,680

     The Company is typically impacted during its first fiscal quarter by the North American and European holiday periods, as some customers reduce their effective workdays and orders during these periods. Additionally, the Company can be impacted during its first or second quarter by the Asian New Year holiday period, which may also reduce customer orders.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

     The tables below present assets and liabilities as of October 30, 2011, that are measured at fair value on a recurring basis. The Company did not have any assets or liabilities measured at fair value  on a recurring basis as of January 29, 2012.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

     The Company did not have any nonfinancial assets or liabilities measured at fair value on a nonrecurring basis as of January 29, 2012 and October 30, 2011.

Fair Value of Other Financial Instruments

     The fair values of the Company's cash and cash equivalents, accounts receivable, accounts payable, and certain other current assets and current liabilities approximate their carrying value due to their short-term maturities. The estimated fair value of the Company's 3.25% convertible senior notes was approximately $ 118.1 million and $109.3 million at January 29, 2012 and October 30, 2011, respectively, and the estimated fair value of the Company’s 5.5% convertible senior notes was approximately $35.5 million and $32.8 million at January 29, 2012 and October 30, 2011, respectively.

Index

NOTE 13 - SUBSIDIARY SHARE REPURCHASE

During the three month period ended January 29, 2012, the board of directors of Photronics Semiconductor Mask Corporation (PSMC), a subsidiary of the Company based in Taiwan, authorized PSMC to repurchase for retirement up to 5% of its outstanding common stock on the open market. The repurchase program, which expires in March 2012 has, through January 29, 2012, resulted in 2.3 million shares (or 0.9 % of its outstanding shares) being repurchased at a total cost of $0.9 million. PSMC’s repurchase of these shares increased the Company’s ownership of PSMC from 62.25% at October 30, 2011, to 62.80% at January 29, 2012. The tables below present the effect of the change in Photronics, Inc.'s ownership interest in PSMC on the Company's equity for the three month period ended January 29, 2012 and January 30, 2011.

	Three Months Ended
	January 29, 2012	January 30, 2011
Net income attributable to Photronics, Inc.	$4,268	$12,111

Increase in Photronics, Inc.’s additional paid-in capital for PSMC’s repurchase of 2.3 million shares of its common stock	151	-
Change from net income attributable to Photronics, Inc. and transfer to noncontrolling interest	$4,419	$12,111

NOTE 14 - COMMITMENTS AND CONTINGENCIES

     As of January 29, 2012, the Company had commitments outstanding for capital expenditures of approximately $1 million.

      In connection with the Company’s purchase of the U.S. nanoFab facility in the second quarter of fiscal 2012 (see Notes 3 and 4), the Company’s lease agreement with Micron for the U.S. nanoFab facility was cancelled which reduced the Company’s related outstanding operating lease commitments by a total of $15 million for fiscal years 2013 and 2014.

     The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material effect on its condensed consolidated financial statements.

NOTE 15 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Index

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Management's discussion and analysis ("MD&A") of the Company's financial condition, results of operations and outlook should be read in conjunction with its condensed consolidated financial statements and related notes. Various segments of this MD&A contain forward-looking statements, all of which are presented based on current expectations and may be adversely affected by uncertainties and risk factors (presented throughout this filing and in the Company's Annual Report on Form 10-K for the fiscal 2011 year), that may cause actual results to materially differ from these expectations.

     The Company sells substantially all of its photomasks to semiconductor designers and manufacturers, and manufacturers of FPDs. Photomask technology is also being applied to the fabrication of other higher performance electronic products such as photonics, micro-electronic mechanical systems and certain nanotechnology applications. Thus, the Company's selling cycle is tightly interwoven with the development and release of new semiconductor designs and flat panel applications, particularly as it relates to the semiconductor industry's migration to more advanced design methodologies and fabrication processes. The Company believes that the demand for photomasks primarily depends on design activity rather than sales volumes from products produced using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. However, the reduced use of customized ICs, reductions in design complexity, other changes in the technology or methods of manufacturing or designing semiconductors, or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks even if demand for semiconductors and FPDs increases. Advances in semiconductor, FPD and photomask design and semiconductor production methods could reduce the demand for photomasks. Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices.

     The global semiconductor industry is driven by end markets which have been closely tied to consumer driven applications of high performance semiconductor devices including, but not limited to, mobile communications and computing solutions. The Company is typically required to fulfill its customer orders within a short period of time, sometimes within 24 hours. This results in the Company having a minimal level of backlog orders, typically one to two weeks for IC photomasks and two to three weeks for FPD photomasks. The Company cannot predict the timing of the industry's transition to volume production of next generation technology nodes or the timing of up and down cycles with precise accuracy, but believes that such transitions and cycles will continue into the future, beneficially and adversely affecting its business, financial condition and operating results in the near term. The Company believes its ability to remain successful in these environments is dependent upon achieving its goals of being a service and technology leader and efficient solutions supplier, which it believes should enable it to continually reinvest in its global infrastructure.

Index

Material Changes in Results of Operations
Three Months ended January 29, 2012 and January 30, 2011

     The following table represents selected operating information expressed as a percentage of net sales.

	Three Months Ended
	January 29, 2012	January 30, 2011

Net sales	100.0%	100.0%
Cost of sales	(77.3)	(74.7)
Gross margin	22.7	25.3
Selling, general and administrative expenses	(10.1)	(8.9)
Research and development expenses	(4.0)	(3.1)
Consolidation, restructuring and related charges	(1.0)	-
Operating income	7.6	13.3
Other income (expense), net	(0.3)	0.8
Net income before income taxes	7.3	14.1
Income tax provision	(3.0)	(2.9)
Net income	4.3	11.2
Net income attributable to noncontrolling interests	(0.5)	(1.2)
Net income attributable to Photronics, Inc.	3.8%	10.0%

     Note: All of the following tabular comparisons, unless otherwise indicated, are for the three months ended January 29, 2012 (Q1-12) and January 30, 2011 (Q1-11) in millions of dollars.

Net Sales

	Three Months Ended
	Q1-12	Q1-11	Percent Change

IC	$86.8	$88.8	(2.2)%
FPD	25.4	32.0	(20.8)%
Total net sales	$112.2	$120.8	(7.2)%

     Net sales for Q1-12 decreased 7.2% to $112.2 million as compared to $120.8 million for Q1-11. The decrease was primarily the result of lower unit demand and average selling prices (ASPs) for mainstream products for both IC and FPDs.  Revenues attributable to high-end products increased by $13.5 million to $42.9 million in Q1-12 as compared to $29.4 million in Q1-11, primarily as a result of increased ASPs and units for IC photomasks. High-end photomask applications, which typically have higher ASPs, include mask sets for 45 nanometer and below for IC products, and G8 and above and active matrix organic light-emitting diode (AMOLED) display screen technologies for FPD products. By geographic area, net sales in Q1-12 as compared to Q1-11 decreased by $8.5 million or 10.7% in Asia, increased by $0.2 million or 0.6% in North America, and decreased by $0.4 million or 3.9% in Europe. As a percent of total net sales, net sales in Q1-12 in Asia were 63%, North America 28%, and Europe 9%, and net sales in Q1-11 in Asia were 65%, North America 26%, and Europe 9%.

Index

Gross Margin

	Three Months Ended
	Q1-12	Q1-11	Percent Change

Gross margin	$25.5	$30.6	(16.8)%
Percentage of net sales	22.7%	25.3%

     Gross margin percentage decreased to 22.7% in Q1-12 as compared to 25.3% in Q1-11 as a result of decreased sales of mainstream IC and FPD products. The Company operates in a high fixed cost environment and, to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.

Selling, General and Administrative Expenses

	Three Months Ended
	Q1-12	Q1-11	Percent Change

S, G & A expenses	$11.3	$10.7	5.7%
Percentage of net sales	10.1%	8.9%

     Selling, general and administrative expenses increased $0.6 million to $11.3 million in Q1-12 as compared to $10.7 million in Q1-11, primarily due to increased employee compensation and related benefit expenses.

Research and Development

	Three Months Ended
	Q1-12	Q1-11	Percent Change

R&D expenses	$4.4	$3.8	17.8%
Percentage of net sales	4.0%	3.1%

     Research and development expenses consist primarily of global development efforts related to high-end process technologies for advanced sub-wavelength reticle solutions for IC technologies. Research and development expenses increased $0.6 million in Q1-12 as compared to Q1-11 primarily as a result of increased expenditures in the U.S.

Consolidation, Restructuring and Related Charges

	Three Months Ended
	Q1-12	Q1-11

Employee terminations and other	$886	$-
Asset write-downs	232	-
Total consolidation, restructuring and related charges	$1,118	$-

Index

    In the first quarter of fiscal 2012, the Company ceased the manufacture of photomasks at its Singapore facility, and in connection therewith recorded a charge of $1.1 million during the three month period ended January 29, 2012. The Company expects that this restructuring will be completed in fiscal 2012, and expects its total cost to range between $1.5 million and $1.9 million, with that cost primarily being comprised of employee termination costs and asset write-downs.

Other Income (Expense), net

	Three Months Ended
	Q1-12	Q1-11

Interest expense	$(1.8)	$(1.7)
Investment and other income, net	1.4	2.7
Other income (expense), net	$(0.4)	$1.0

    Other income (expense) net decreased in Q1-12 as compared to Q1-11 primarily as a result of  less favorable foreign currency transaction results.

Provision for Income Taxes

	Three Months Ended
	Q1-12	Q1-11

Income tax provision	$3.3	$3.5

Effective income tax rate	40.7%	20.4%

    The effective income tax rate in the first quarter of fiscal 2012 increased from the first quarter of fiscal 2011 primarily because income tax provisions recorded in jurisdictions in which the Company generated income before income taxes were, due to valuation allowances, not significantly offset by income tax benefits recorded in jurisdictions in which the Company incurred losses before income taxes.

     PKLT, the Company's FPD manufacturing facility in Taiwan, is accorded a tax holiday which commences in 2012 and expires in 2017. The availability of this tax holiday did not have a significant impact on the Company's decision to increase its Asian presence, as the Company's decision was in response to market changes that took place in the semiconductor industry. This tax holiday had no dollar or per share effect in the three month periods ended January 29, 2012 and January 30, 2011.

Net Income Attributable to Noncontrolling Interests

     Net income attributable to noncontrolling interests decreased $0.9 million to $0.6 million in Q1-12 as compared to $1.5 million in Q1-11, primarily due to decreased net income at the Company's non-wholly owned subsidiary in Taiwan. As a result of share repurchase programs in 2011 and 2012, the Company’s ownership percentage in this subsidiary increased by approximately 5%. The Company's ownership in this subsidiary in Taiwan was approximately 62.80% at January 29, 2012 and 62.25% October 30, 2011, and its ownership in its subsidiary in Korea was approximately 99.7% at January 29, 2012 and October 30, 2011.

Index

Liquidity and Capital Resources

     The Company's working capital was $220.5 million at January 29, 2012, and $209.3 million at October 30, 2011. The increase in working capital was the result of cash generated by operating activities.  The increase in cash and cash equivalents to $201.8 million at January 29, 2012, as compared to $189.9 million at October 30, 2011, was also the result of cash generated by operating activities. Net cash provided by operating activities was $34.0 million for the three months ended January 29, 2012, as compared to $41.7 million for the three month period ended January 30, 2011, the decrease primarily being due to lower net income. Net cash used in investing activities for the three months ended January 29, 2012, was $20.1 million, which was comprised primarily of capital expenditure payments. Net cash used in financing activities of $1.7 million for the three months ended January 29, 2012, was primarily comprised of repayments of long-term borrowings and payments to repurchase the common stock of a subsidiary.

     The Company's revolving credit facility ("the credit facility") provides for a maximum borrowing capacity of $30 million. The credit facility bears interest (2.5% at January 29, 2012) at LIBOR plus a spread based upon the Company's total leverage ratio, as defined in the agreement. As of January 29, 2012, the Company had no outstanding borrowings under the credit facility and $30 million was available for borrowing. The credit facility, which matures in April 2015, is secured by substantially all of the Company's assets located in the United States as well as common stock the Company owns in certain of its foreign subsidiaries. The credit facility is subject to the following financial covenants: minimum fixed charge ratio, total leverage ratio and minimum unrestricted cash balance.

     In the second quarter of fiscal 2012 the Company paid $35 million to Micron in connection with the purchase of the U.S. nanoFab facility and in connection therewith amended the credit facility, which included the addition of a $25 million term loan maturing in March 2017, with quarterly principal payments of $0.6 million (quarterly payments are based on a ten year repayment period commencing in June 2012). The amendment also included a twenty-five basis point reduction in the interest rate charged on any borrowings under the credit facility. As a result of the purchase of the U.S. nanoFab facility, the Company’s lease agreement with Micron for the U.S. nanoFab facility was cancelled, which reduced the Company’s related outstanding  operating lease commitments by a total of $15 million for fiscal years 2013 and 2014.

     At January 29, 2012, the Company had capital commitments outstanding of approximately $1 million. The Company believes that its currently available resources, together with its capacity for growth, and its access to equity and other financing sources, will be sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the next twelve months. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations, existing cash, and cash available under its credit facility.

     The Company's liquidity is highly dependent on its sales volume, cash conversion cycle, and the timing of its capital expenditures (which can vary significantly from period to period), as it operates in a high fixed cost environment. Although the Company continues to evaluate further cost reduction initiatives, depending on conditions in the semiconductor and FPD markets, the Company's cash flows from operations and current holdings of cash may not be adequate to meet its current and long-term needs for capital expenditures, operations and debt repayments. Historically, in certain years the Company has used external financing to fund these needs. Due to conditions in the credit markets, some financing instruments used by the Company in the past may not be currently available to it. The Company cannot assure that additional sources of financing would be available to it on commercially favorable terms should its cash requirements exceed cash available from operations, existing cash, and cash available under its credit facility.

Off-Balance Sheet Arrangements

     Under the MP Mask joint venture operating agreement, in order to maintain its 49.99% ownership interest, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount specified in the operating agreement. Cumulatively through January 29, 2012, the Company has contributed $25.1 million to the joint venture, and has received distributions from the joint venture totaling $10.0 million. In March 2012 the Company made an additional capital contribution to MP Mask of $5.5 million.

     The Company leases certain office facilities and equipment under operating leases that may require it to pay taxes, insurance and maintenance expenses related to the properties. Certain of these leases contain renewal or purchase options exercisable at the end of the lease terms.

Index

Business Outlook

     A majority of the Company's revenue growth is expected to continue to come from the Asian region, as customers increase their use of manufacturing foundries located outside of North America and Europe. Additional revenue growth is also anticipated in North America, as the Company benefits from advanced technology it may utilize under its technology license with Micron. The Company's Korean and Taiwanese operations are non-wholly owned subsidiaries and, therefore, a portion of earnings generated at each of these locations is allocated to noncontrolling interests.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company records derivatives on the condensed consolidated balance sheets as assets or liabilities, measured at fair value. The Company does not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of those derivatives are reported in the condensed consolidated statements of operations, or as accumulated other comprehensive income or loss, a separate component of equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, among other criteria, the derivative must be a hedge of an interest rate, price, foreign currency exchange rate, or credit risk, that is expected to be highly effective at the inception of the hedge and be highly effective in achieving offsetting changes in the fair value or cash flows of the hedged item during the term of the hedge, and formally documented at the inception of the hedge. The types of risks hedged are those related to the variability of future cash flows caused by movements in foreign currency exchange and interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of, and during the term of each hedge.

Foreign Currency Exchange Rate Risk

     The Company conducts business in several major international currencies through its worldwide operations and its financial performance may be affected by fluctuations in the exchange rates of these currencies. Changes in exchange rates can positively or negatively affect the Company's sales, operating margins, assets, liabilities, and equity. The functional currencies of the Company's Asian subsidiaries are the Korean won, the New Taiwan dollar, and the Singapore dollar. The functional currencies of the Company's European subsidiaries are the British pound and the euro.

     The Company attempts to minimize its risk of foreign currency transaction losses by producing its products in the same country in which the products are sold (thereby generating revenues and incurring expenses in the same currency), and by managing its working capital. In some instances, the Company may sell or purchase products in a currency other than the functional currency of the country where it was produced. There can be no assurance that this approach will continue to be successful, especially in the event of a significant adverse movement in the value of any foreign currencies against the U.S. dollar. In certain prior years the Company experienced significant foreign exchange losses on these transactions.

     The Company's primary net foreign currency exposures as of January 29, 2012, included the Korean won, the Japanese yen, the New Taiwan dollar, the Singapore dollar, the British pound, and the euro. As of January 29, 2012, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $2.5 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations, or cash flows.

Index

Interest Rate Risk

     At January 29, 2012, the Company did not have any outstanding variable rate borrowings. A change in interest rates would not have had a material effect on the Company's consolidated financial position, results of operations, or cash flows in the three month period ended January 29, 2012.

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

Changes in Internal Control over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the Company's first quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1A.  RISK FACTORS

     There have been no material changes to risks relating to the Company's business as disclosed in Part 1, Item 1A of the Company's Form 10-K for the year ended October 30, 2011.

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

Date:  March 7, 2012