Form 10-Q
period 2012-04-29
PHOTRONICS INC
filed 2012-06-06
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 1, 2012
Common Stock, $0.01 par value	60,391,283 Shares

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

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	April 29, 2012	October 30, 2011

ASSETS

Current assets:
Cash and cash equivalents	$191,960	$189,928
Accounts receivable, net of allowance of $3,946 in 2012 and $4,055 in 2011	89,123	85,540
Inventories	20,453	22,100
Deferred income taxes	638	609
Other current assets	7,721	7,030
Total current assets	309,895	305,207

Property, plant and equipment, net	382,800	368,680
Investment in joint venture	85,831	79,984
Intangible assets, net	39,918	42,462
Deferred income taxes	11,687	11,239
Other assets	9,116	10,282
Total assets	$839,247	$817,854

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term borrowings	$7,874	$5,583
Accounts payable	55,485	54,772
Accrued liabilities	25,909	35,546
Total current liabilities	89,268	95,901

Long-term borrowings	172,312	152,577
Deferred income taxes	742	737
Other liabilities	8,047	8,883
Total liabilities	270,369	258,098

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 60,106 shares issued and outstanding at April 29, 2012 and 59,651 at October 30, 2011	601	597
Additional paid-in capital	490,350	486,674
Retained earnings	26,691	13,605
Accumulated other comprehensive income	8,431	10,171
Total Photronics, Inc. shareholders' equity	526,073	511,047
Noncontrolling interests	42,805	48,709
Total equity	568,878	559,756
Total liabilities and equity	$839,247	$817,854

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011

Net sales	$117,451	$133,103	$229,605	$253,926

Costs and expenses:

Cost of sales	(87,590)	(96,617)	(174,286)	(186,845)

Selling, general and administrative	(12,201)	(11,448)	(23,526)	(22,162)

Research and development	(4,441)	(3,940)	(8,885)	(7,711)

Consolidation, restructuring and related charges	(58)	-	(1,176)	-
Operating income	13,161	21,098	21,732	37,208

Other income (expense):
Debt extinguishment loss	-	(30,286)	-	(30,286)
Interest expense	(1,795)	(1,881)	(3,575)	(3,592)
Investment and other income (expense), net	827	(704)	2,198	1,963
Income (loss) before income taxes	12,193	(11,773)	20,355	5,293

Income tax provision	(2,663)	(3,260)	(5,984)	(6,742)
Net income (loss)	9,530	(15,033)	14,371	(1,449)

Net income attributable to noncontrolling interests	(712)	(1,405)	(1,285)	(2,878)

Net income (loss) attributable to Photronics, Inc.	$8,818	$(16,438)	$13,086	$(4,327)
Earnings (loss) per share:

Basic	$0.15	$(0.30)	$0.22	$(0.08)
Diluted	$0.14	$(0.30)	$0.21	$(0.08)

Weighted-average number of common shares outstanding:

Basic	60,086	55,685	59,952	54,751
Diluted	76,590	55,685	76,472	54,751

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011

Net income (loss)	$9,530	$(15,033)	$14,371	$(1,449)

Other comprehensive income (loss), net of tax of $0:

Foreign currency translation adjustments	741	11,420	(412)	19,787

Amortization of cash flow hedge	32	32	64	64

Other comprehensive income (loss)	773	11,452	(348)	19,851

Comprehensive income (loss)	10,303	(3,581)	14,023	18,402

Less: comprehensive income attributable to noncontrolling interests	1,795	1,760	2,642	5,788

Comprehensive income (loss) attributable to Photronics, Inc.	$8,508	$(5,341)	$11,381	$12,614

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	April 29, 2012	May 1, 2011

Cash flows from operating activities:
Net income (loss)	$14,371	$(1,449)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,135	46,467
Consolidation, restructuring and related charges	262	-
Debt extinguishment loss	-	23,504
Changes in assets and liabilities:
Accounts receivable	(2,829)	(11,380)
Inventories	1,622	(11,450)
Other current assets	(698)	1,500
Accounts payable, accrued liabilities and other	5,536	16,798
Net cash provided by operating activities	62,399	63,990
Cash flows from investing activities:
Purchases of property, plant and equipment	(67,626)	(39,254)
Investment in joint venture	(5,899)	(8,498)
Other	(1,600)	(250)
Net cash used in investing activities	(75,125)	(48,002)
Cash flows from financing activities:
Proceeds from long-term borrowings	25,000	17,000
Proceeds from issuance of convertible debt	-	115,000
Repayments of long-term borrowings	(2,343)	(60,303)
Payments of deferred financing fees	(198)	(4,145)
Repurchase of common stock by subsidiary	(7,577)	(3,294)
Proceeds from exercise of share-based arrangements	431	356
Net cash provided by financing activities	15,313	64,614
Effect of exchange rate changes on cash	(555)	6,565
Net increase in cash and cash equivalents	2,032	87,167
Cash and cash equivalents at beginning of period	189,928	98,945
Cash and cash equivalents at end of period	$191,960	$186,112
Supplemental disclosure of non-cash information:

Change in accrual for purchases of property, plant and equipment	$(14,308)	$3,079
Deposit related to facility purchase	2,000	-
Capital lease obligation for purchase of equipment	-	21,248
Common stock issued to extinguish debt	-	17,390
Investment in joint venture	-	1,750

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months and Six Months Ended April 29, 2012 and May 1, 2011
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

NOTE 2 - CHANGES IN EQUITY

The following tables set forth the Company's consolidated changes in equity for the three and six month periods ended April 29, 2012 and May 1, 2011:

	Three Months Ended April 29, 2012
	Photronics, Inc. Shareholders
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

Balance at January 30, 2012	60,015	$600	$488,674	$17,873	$8,773	$48,526	$564,446

Net income	-	-	-	8,818	-	712	9,530
Other comprehensive income (loss)	-	-	-	-	(310)	1,083	773
Sale of common stock through employee stock option and purchase plans	81	1	94	-	-	-	95
Restricted stock awards vesting and expense	10	-	210	-	-	-	210
Share-based compensation expense	-	-	506	-	-	-	506
Repurchase of common stock by subsidiary	-	-	866	-	(32)	(7,516)	(6,682)
Balance at April 29, 2012	60,106	$601	$490,350	$26,691	$8,431	$42,805	$568,878

Index

	Three Months Ended May 1, 2011
	Photronics, Inc. Shareholders
				Retained	Accumulated
			Additional	Earnings	Other	Non-
	Common Stock		Paid-in	(Accumulated	Comprehensive	controlling	Total
	Shares	Amount	Capital	Deficit)	Income	Interests	Equity

Balance at January 31, 2011	53,865	$539	$437,360	$9,487	$12,906	$58,170	$518,462

Net income (loss)	-	-	-	(16,438)	-	1,405	(15,033)
Other comprehensive income	-	-	-	-	11,097	355	11,452
Common stock issued to extinguish debt	4,492	45	39,123	-	-	-	39,168
Sale of common stock through employee stock option and purchase plans	45	-	88	-	-	-	88
Restricted stock awards vesting and expense	15	-	234	-	-	-	234
Share-based compensation expense	-	-	375	-	-	-	375
Common stock warrants exercised	122	1	1,157	-	-	-	1,158
Repurchase of common stock by subsidiary	-	-	(328)	-	(12)	(2,949)	(3,289)
Balance at May 1, 2011	58,539	$585	$478,009	$(6,951)	$23,991	$56,981	$552,615

	Six Months Ended April 29, 2012
	Photronics, Inc. Shareholders
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

Balance at October 31, 2011	59,651	$597	$486,674	$13,605	$10,171	$48,709	$559,756

Net income	-	-	-	13,086	-	1,285	14,371
Other comprehensive income (loss)	-	-	-	-	(1,705)	1,357	(348)
Sale of common stock through employee stock option and purchase plans	203	2	237	-	-	-	239
Restricted stock awards vesting and expense	75	-	452	-	-	-	452
Share-based compensation expense	-	-	919	-	-	-	919
Common stock warrants exercised	177	2	1,051	-	-	-	1,053
Repurchase of common stock by subsidiary	-	-	1,017	-	(35)	(8,546)	(7,564)
Balance at April 29, 2012	60,106	$601	$490,350	$26,691	$8,431	$42,805	$568,878

Index

	Six Months Ended May 1, 2011
	Photronics, Inc. Shareholders
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Accumulated	Comprehensive	controlling	Total
	Shares	Amount	Capital	Deficit	Income	Interests	Equity

Balance at November 1, 2010	53,779	$538	$436,825	$(2,624)	$7,062	$54,142	$495,943

Net income (loss)	-	-	-	(4,327)	-	2,878	(1,449)
Other comprehensive income	-	-	-	-	16,941	2,910	19,851
Common stock issued to extinguish debt	4,492	45	39,123	-	-	-	39,168
Sale of common stock through employee stock option and purchase plans	110	1	146	-	-	-	147
Restricted stock awards vesting and expense	36	-	422	-	-	-	422
Share-based compensation expense	-	-	664	-	-	-	664
Common stock warrants exercised	122	1	1,157	-	-	-	1,158
Repurchase of common stock by subsidiary	-	-	(328)	-	(12)	(2,949)	(3,289)
Balance at May 1, 2011	58,539	$585	$478,009	$(6,951)	$23,991	$56,981	$552,615

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

This joint venture is a variable interest entity ("VIE") (as that term is defined in the Accounting Standards Codification ("ASC") because all costs of the joint venture are passed on to the Company and Micron through purchase agreements they have entered into with the joint venture, and it is dependent upon the Company and Micron for any additional cash requirements. On a quarterly basis the Company reassesses whether its interest in MP Mask gives it a controlling financial interest in this VIE. The purpose of this quarterly reassessment is to identify the primary beneficiary (which is defined in the ASC as the entity that consolidates a VIE) of the VIE. As a result of the reassessment in the current quarter, the Company determined that Micron is still the primary beneficiary of the VIE, by virtue of its tie-breaking voting rights within MP Mask’s Board of Managers, thereby giving it the power to direct the activities of MP Mask that most significantly impact its economic performance, including its decision making authority in the ordinary course of business and its purchasing the majority of products produced by the VIE.

The Company has utilized MP Mask for both high-end IC photomask production and research and development purposes. MP Mask charges its variable interest holders based on their actual usage of its facility. MP Mask separately charges for any research and development activities it engages in at the requests of its owners. The Company recorded cost of sales of $2.1 million and $4.1 million and research and development expenses of $0.2 million and $0.5 million during the three and six month periods ended April 29, 2012. Cost of sales of $4.8 million and $8.3 million and research and development expenses of $0.2 million and $0.5 million were recorded during the three and six month periods ended May 1, 2011.

MP Mask is governed by a Board of Managers, appointed by Micron and the Company. Since MP Mask's inception, Micron, as a result of its majority ownership, has held majority voting power on the Board of Managers. The voting power held by each party is subject to change as ownership interests change. Under the MP Mask joint venture operating agreement, the Company may be required to make additional capital contributions to MP Mask up to the maximum amount defined in the operating agreement. However, should the Board of Managers determine that further additional funding is required, MP Mask shall pursue its own financing. If MP Mask is unable to obtain its own financing, it may request additional capital contributions from the Company. Should the Company choose not to make a requested contribution to MP Mask, its ownership percentage may be reduced. The Company increased its investment in the MP Mask joint venture by $5.4 million and $5.8 million during the three and six month periods ended April 29, 2012, respectively. During the three and six month periods ended May 1, 2011, the Company increased its investment in MP Mask by $6.2 million and $10.2 million, respectively. These investments were primarily related to capital calls made by the joint venture. In May 2012 the Company made an additional capital contribution to MP Mask of $7.5 million.

Index

The Company's investment in the VIE, which represents its maximum exposure to loss, was $85.8 million at April 29, 2012, and $80.0 million at October 30, 2011. These amounts are reported in the Company's condensed consolidated balance sheets as "Investment in joint venture". The Company recorded income from its investment in the VIE of $0.6 million in the six month period ended May 1, 2011, and recorded no income from its investment in the three month period ended May 1, 2011, or in the three or six month periods ended April 29, 2012. Income from the VIE is included in "Investment and other income, net" in the condensed consolidated statements of operations.

In the first quarter of 2008 a capital lease agreement with Micron commenced for the U.S. nanoFab facility in Boise, Idaho. Quarterly lease payments, which bore interest at 8%, were $3.8 million through January 2013. This lease was cancelled in the third fiscal quarter of 2009, at which time the Company and Micron (the lessor) entered into a new lease agreement for the facility. Under the provisions of the new lease agreement, quarterly lease payments were reduced from $3.8 million to $2.0 million, the term of the lease was extended from December 31, 2012 to December 31, 2014, and ownership of the property would not transfer to the Company at the end of the lease term. The interest rate of the new lease agreement remained at 8%.  As a result of the new lease agreement, the Company reduced its lease obligation and the carrying value of its assets under capital leases by approximately $28 million. The Company paid the capital lease obligation in full in April 2011 with a portion of the net proceeds of the March 2011 issuance of its 3.25% convertible senior notes.

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

NOTE 4 - LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

	April 29, 2012	October 30, 2011

3.25% convertible senior notes due on April 1, 2016	$115,000	$115,000

Term loan, which bears interest at a variable rate, as defined (2.5% at April 29, 2012)	25,000	-

5.5% convertible senior notes due on October 1, 2014	22,054	22,054

3.09% capital lease obligation payable through March 2016	16,875	19,218

4.75% financing loan with customer	1,257	1,888
	180,186	158,160
Less current portion	7,874	5,583
	$172,312	$152,577

In March 2012 the Company, in connection with its purchase of the U.S. nanoFab facility (see Notes 3 and 14 for further discussion), further amended the credit facility. The amendment included the addition of a $25 million term loan maturing in March 2017 with minimum quarterly principal payments of $0.6 million (quarterly payments commence in June 2012 and are based on a ten year repayment period). The amendment also included a twenty-five basis point reduction in the interest rate charged on any borrowings under the credit facility. The credit facility bears interest (2.5% at April 29, 2012), based on the Company’s total leverage ratio, at LIBOR plus a spread, as defined in the credit facility.

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

Index

In March 2011 the Company amended its credit facility (“the credit facility”) which, as amended, included, among other things: i) a reduction of the aggregate commitments of the lenders from $65 million to $30 million; ii) a reduction of the applicable interest rates and modifications of the leverage ratios related thereto; iii) an extension of the maturity date to April 30, 2015; iv) an increase in the permitted amount of certain financed capital assets up to $75 million outstanding at any one time; v) an allowance to issue the 3.25% convertible senior notes; vi) an increase in the investments “basket” from $15 million to $25 million per year; vii) an allowance to repurchase the 5.5% convertible senior notes and other indebtedness; and viii) removal of the limitation on maximum last twelve months capital expenditures.

The credit facility is secured by substantially all of the Company’s assets located in the United States, as well as common stock the Company owns in certain of its foreign subsidiaries, and is subject to the following financial covenants:  minimum fixed charge ratio, total leverage ratio and minimum unrestricted cash balance. As of April 29, 2012, the Company had no outstanding borrowings under the credit facility and $30 million was available for borrowing.

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

In March 2011 the Company acquired $30.4 million of its 5.5% convertible senior notes in exchange for 4.5 million shares of its common stock, with a fair value of $39.2 million, and cash of $19.7 million (the note holders received 147.529 shares and cash of $647 for each $1,000 note). The Company, in connection with this repurchase, recorded an extinguishment loss of $30.1 million, which included the write off of deferred financing fees of $1.7 million. The loss is included in other income (expense) in the Company’s condensed consolidated statements of operations.

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

In April 2011 the Company entered into a five year, $21.2 million capital lease for manufacturing equipment. Payments under the lease, which bears interest at 3.09%, are $0.4 million per month through March 2016. The lease agreement provides that the Company must maintain the equipment in good working order, and includes a cross default with cross acceleration provision related to certain nonfinancial covenants incorporated in the Company's credit facility agreement. As of April 29, 2012, the total amount payable through the end of the lease term was $17.9 million, of which $16.9 million represented principal and $1.0 million represented interest.

In January 2010 the Company borrowed $3.7 million from a customer to purchase manufacturing equipment. This loan bears interest at 4.75% and is primarily being repaid with product supplied to the customer. Product valued at $0.2 million and $0.5 million was shipped to the customer and applied against the loan during the three and six month periods ended April 29, 2012, respectively, and product valued at $0.3 million and $0.6 million was applied against the loan in the respective prior year periods. The Company estimates that the loan will be fully repaid in fiscal 2013.

NOTE 5 - COMMON STOCK WARRANTS

In September 2009 the Company entered into two warrant agreements with Intel Capital Corporation to purchase a total of 750,000 shares of the Company's common stock. Under one warrant agreement 500,000 shares of the Company's common stock can be purchased at an exercise price of $4.15 per share and under the second warrant agreement 250,000 shares of the Company's common stock can be purchased at an exercise price of $5.08 per share. The warrant agreements expire in September 2014. Also in September 2009, the Company and Intel Corporation entered into an agreement to share technical and operations information regarding the development of the Company's products, the capabilities of the Company's photomask manufacturing lines and the alignment of photomask toolsets. Intel Capital Corporation also invested in the Company's convertible debt offering of September 2009. The warrants were recorded at their fair value on their date of grant, which was determined using the Black-Scholes option pricing model. As of April 29, 2012, none of the warrants issued to Intel Capital Corporation had been exercised.

Index

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

In May 2009, in connection with an amendment to its credit facility, the Company issued 2.1 million warrants, each exercisable for one share of the Company's common stock at an exercise price of $0.01 per share. Forty percent of the warrants were exercisable upon issuance, and the remaining balance was to become exercisable in twenty percent increments at various points in time after October 31, 2009. As a result of certain net cash settleable put provisions within the warrant agreement, the warrants were recorded as a liability in the Company's consolidated balance sheet. As of the issuance date and for future periods that such warrants remained outstanding, the Company had adjusted the liability based upon the current fair value of the warrants, with any changes in their fair value being recognized in earnings. Due to the warrants' exercise price of $0.01 per share, their fair value approximated the market price of the Company's common stock. Approximately 1.2 million of these warrants were cancelled as a result of the Company's early repayment of certain amounts under its credit facility during the year ended November 1, 2009, and the associated liability was reduced accordingly. During the three month period ended January 29, 2012, all of the 0.2 million of these warrants that remained outstanding were exercised. In connection with this exercise, the Company recognized a gain of $0.1 million, included in investment and other income, net, in its condensed consolidated statements of operations. Warrant exercises during the three and six month periods ended May 1, 2011, resulted in the Company recognizing losses of $0.7 million and $0.8 million, respectively, which were also included in investment and other income (expense), net. See Note 5 for disclosures related to other common stock warrants.

A portion of an existing loss on a cash flow hedge in the amount of $0.1 million is expected to be reclassified into earnings over the next twelve months.

The table below presents the effect of derivative instruments on the Company's condensed consolidated balance sheets at April 29, 2012 and October 30, 2011.

Derivatives
Not Designated
as Hedging		Fair Value at
Instruments Under		April 29,	October 30,
ASC 815	Balance Sheet Location	2012	2011

Warrants on common stock	Other liabilities	$-	$1,147

Index

The table below presents the effect of derivative instruments on the Company's condensed consolidated statements of operations for the three and six month periods ended April 29, 2012 and May 1, 2011.

		Amount of Gain (Loss) Recognized
Derivatives		Related to Derivative Instruments
Not Designated		Three Months Ended		Six Months Ended
as Hedging	Location of Gain (Loss)
Instruments Under	Related to	April 29,	May 1,	April 29,	May 1,
ASC 815	Derivative Instruments	2012	2011	2012	2011

Warrants on common stock	Investment and other income (expense), net	$-	$(745)	$94	$(820)

NOTE 7 - SHARE-BASED COMPENSATION

In March 2007 shareholders approved a new share-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to, shares of the Company's common stock may be granted from shares authorized but unissued or shares previously issued and reacquired by the Company. A maximum of six million shares of common stock may be issued under the Plan. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. The Company incurred total share-based compensation costs for the three and six month periods ended April 29, 2012, of $0.7 million and $1.4 million, respectively, and $0.6 million and $1.1 million for the three and six month periods ended May 1, 2011, respectively. The Company received cash from option exercises of $0.1 million and $0.2 million for the three and six month periods ended April 29, 2012, respectively, and $0.1 million and $0.2 million for the three and six month periods ended May 1, 2011, respectively. No share-based compensation cost was capitalized as part of an asset and no related income tax benefits were recorded during the periods presented.

Stock Options

Option awards generally vest in one to four years, and have a ten-year contractual term. All incentive and non-qualified stock option grants have an exercise price equal to the market value of the underlying common stock on the date of grant. The grant date fair values of options are based on closing prices of the Company’s common stock on the dates of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's stock. The Company uses historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that the options granted are expected to remain outstanding. The risk-free rate of return for the estimated term of the option is based on the U.S. Treasury yield curve in effect at the date of grant. The weighted-average inputs and risk-free rate of return ranges used to calculate the grant date fair value of options issued during the three and six month periods ended April 29, 2012 and May 1, 2011, are presented in the following table.

	Three Months Ended		Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011

Expected volatility	102.2%	98.8%	102.1%	98.7%

Risk free rate of return	0.9%	1.9%	0.7% - 0.9%	1.0% - 1.9%

Dividend yield	N/A	N/A	N/A	N/A

Expected term	4.3 years	4.2 years	4.3 years	4.2 years

Index

Information on outstanding and exercisable option awards as of April 29, 2012, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at April 29, 2012	4,099,414	$8.43	6.4 years	$6,106

Exercisable at April 29, 2012	2,320,526	$11.17	4.9 years	$3,236

There were 32,000 share options granted during the three month period ended April 29, 2012, with a grant date fair value of $4.72 per share, and there were 369,250 share options granted during the three month period ended May 1, 2011, with a weighted-average grant date fair value of $4.81 per share. There were 524,500 share options granted during the six month period ended April 29, 2012, with a weighted-average grant date fair value of $4.47 per share and 620,750 share options granted during the six month period ended May 1, 2011, with a weighted-average grant date fair value of $4.75 per share. As of April 29, 2012, the total unrecognized compensation cost related to unvested option awards was approximately $4.3 million. That cost is expected to be recognized over a weighted-average amortization period of 2.8 years.

Restricted Stock

The Company periodically grants restricted stock awards. The restrictions on these awards lapse over a service period that has ranged from less-than-one to eight years. No restricted stock awards were granted during the three month period ended April 29, 2012, and 168,750 restricted stock awards were issued during the six month period ended April 29, 2012, with a weighted-average grant date fair value of $6.28 per share. No restricted stock awards were granted during the three month period ended May 1, 2011, and 176,250 restricted stock awards were issued during the six month period ended May 1, 2011, with a weighted-average grant date fair value of $6.71 per share. As of April 29, 2012, the total compensation cost not yet recognized related to unvested restricted stock awards was approximately $1.7 million. That cost is expected to be recognized over a weighted-average amortization period of 2.6 years. As of April 29, 2012, there were 285,127 shares of restricted stock outstanding.

NOTE 8 - CONSOLIDATION, RESTRUCTURING AND RELATED CHARGES

In the first quarter of fiscal 2012 the Company ceased the manufacture of photomasks at its Singapore facility and, in connection therewith, recorded charges of $0.1 million and $1.2 million during the three and six month periods ended April 29, 2012, respectively. The Company expects that this restructuring will be completed in fiscal 2012, and expects its total cost to range between $1.5 million and $1.9 million, with that cost primarily being comprised of employee termination costs and asset write-downs. The following table sets forth the Company’s restructuring reserve primarily related to its Singapore facility as of April 29, 2012, and reflects the activity affecting the reserve for the three and six month periods then ended.

	Three Months Ended				Six Months Ended
	April 29, 2012				April 29, 2012
	January 30, 2012	Charges	Utilized	April 29, 2012	October 31, 2011	Charges	Utilized	April 29, 2012

Employee terminations	$419	$28	$(248)	$199	$-	$914	$(715)	$199

Asset write-downs	-	30	(30)	-	-	262	(262)	-
	$419	$58	$(278)	$199	$-	$1,176	$(977)	$199

Index

NOTE 9 - INCOME TAXES

The effective income tax rates for the three and six month periods ended April 29, 2012 differ from the U.S. statutory rate of 35% primarily due to changes in the deferred tax asset and valuation allowance combined with income taxed at lower rates in non-U.S. jurisdictions. The effective income tax rates for the three and six month periods ended May 1, 2011, differ from the U.S. statutory rate, primarily due to the impact of the non-deductible debt extinguishment loss recorded in the second quarter of fiscal 2011, combined with income taxed at lower rates in non-U.S. jurisdictions. Entities within certain jurisdictions are excluded from the Company’s effective income tax rate if they are projected to generate a loss for the year and the tax benefits of such losses are not anticipated to be realized in the foreseeable future.

The liability for unrecognized tax benefits included in the condensed consolidated balance sheets at April 29, 2012 and October 30, 2011, is $2.0 million and $1.9 million, respectively, which, if recognized would reduce the effective tax rate. There have been no material changes in the Company’s liability for unrecognized tax benefits or related disclosures subsequent to the annual reporting period ended October 30, 2011.

PKLT, the Company’s FPD manufacturing facility in Taiwan, is accorded a tax holiday which commences in 2012 and expires in 2017.  The tax holiday did not impact the 2012 effective rate based on PKLT’s current tax loss position, and had no dollar or per share effect in the three or six month periods ended April 29, 2012 and May 1, 2011.

NOTE 10 - EARNINGS (LOSS) PER SHARE

The calculation of basic and diluted earnings (loss) per share is presented below.

	Three Months Ended		Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011

Net income (loss) attributable to Photronics, Inc.	$8,818	$(16,438)	$13,086	$(4,327)
Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effects	1,542	-	3,084	-
Gains related to common stock warrants fair value adjustment	-	-	(94)	-
Earnings (loss) for diluted earnings (loss) per share	$10,360	$(16,438)	$16,076	$(4,327)
Weighted-average common shares computations:
Weighted-average common shares used for basic earnings (loss) per share	60,086	55,685	59,952	54,751
Effect of dilutive securities:
Convertible notes	15,423	-	15,423	-
Share-based payment awards	829	-	830	-
Common stock warrants	252	-	267	-
Potentially dilutive common shares	16,504	-	16,520	-
Weighted-average common shares used for diluted earnings (loss) per share	76,590	55,685	76,472	54,751

Basic earnings (loss) per share	$0.15	$(0.30)	$0.22	$(0.08)
Diluted earnings (loss) per share	$0.14	$(0.30)	$0.21	$(0.08)

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

Index

	Three Months Ended		Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Convertible notes	-	13,336	-	14,455
Share-based payment awards	-	1,374	-	1,221
Common stock warrants	-	554	-	535
Total potentially dilutive shares excluded	-	15,264	-	16,211

The table below shows the outstanding weighted-average share-based payment awards that were excluded from the calculation of diluted earnings or loss per share because their exercise price exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be anti-dilutive.

	Three Months Ended		Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011

Potentially dilutive share-based payment awards excluded	2,471	2,215	2,511	2,044

NOTE 11 – GEOGRAPHIC INFORMATION

The Company operates as a single operating segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of ICs and FPDs. Geographic net sales are based primarily on where the Company's manufacturing facility is located. The Company's net sales by geographic area and for ICs and FPDs for the three and six month periods ended April 29, 2012 and May 1, 2011, and its long-lived assets by geographic area as of April 29, 2012, and October 30, 2011, are presented below.

	Three Months Ended		Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Net sales
Asia	$69,937	$79,482	$140,173	$158,173
Europe	10,386	13,046	20,734	23,810
North America	37,128	40,575	68,698	71,943
	$117,451	$133,103	$229,605	$253,926

IC	$89,111	$100,999	$175,917	$189,800
FPD	28,340	32,104	53,688	64,126
	$117,451	$133,103	$229,605	$253,926

	As of
	April 29, 2012	October 30, 2011
Long-lived assets
Asia	$186,939	$197,956
Europe	10,200	10,879
North America	185,661	159,845
	$382,800	$368,680

Index

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents assets and liabilities as of October 30, 2011, that are measured at fair value on a recurring basis. The Company did not have any assets or liabilities measured at fair value on a recurring basis as of April 29, 2012.

	October 30, 2011
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Common stock warrants (liability)	$-	$1,147	$-	$1,147
Total liabilities	$-	$1,147	$-	$1,147

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company did not have any nonfinancial assets or liabilities measured at fair value on a nonrecurring basis as of April 29, 2012 and October 30, 2011.

Fair Value of Other Financial Instruments

The fair values of the Company's cash and cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying value due to their short-term maturities. The fair value of the Company’s financing loan with a customer is a Level 2 measurement that approximates its carrying value due to its short-term maturity. The fair value of the Company’s variable rate long-term debt is a Level 2 measurement and approximates its carrying value due to the variable nature of the underlying interest rates. The fair value of the Company’s convertible senior notes is a Level 2 measurement, that is determined using recent bid prices. The table below presents the fair and carrying values of the Company’s convertible senior notes at April 29, 2012 and October 30, 2011.

	April 29, 2012		October 30, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value

3.25% convertible senior notes	$113,862	$115,000	$109,260	$115,000
5.5% convertible senior notes	$32,734	$22,054	$32,791	$22,054

Index

NOTE 13 - SUBSIDIARY SHARE REPURCHASE

Since the second quarter of fiscal 2011, the board of directors of Photronics Semiconductor Mask Corporation (PSMC), a subsidiary of the Company based in Taiwan, authorized several share repurchase programs for PSMC to purchase for retirement shares of its outstanding common stock. For the three and six month periods ended April 29, 2012, PSMC purchased 15.7 million and 18.0 million shares, respectively, at a cost of $6.7 million and $7.6 million, respectively. In the second quarter of fiscal 2011, PSMC purchased 7.7 million shares for $3.3 million. These repurchase programs increased the Company’s ownership in PSMC to 59.14% at May 1, 2011, to 62.25% at October 30, 2011, and to 66.81% at April 29, 2012.

The table below presents the effect of the change in the Company’s ownership interest in PSMC on the Company's equity for the three and six month periods ended April 29, 2012 (15.7 million and 18.0 million shares of common stock of PSMC repurchased, respectively) and May 1, 2011 (7.7 million shares of PSMC stock repurchased).

	Three Months Ended		Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011

Net income (loss) attributable to Photronics, Inc.	$8,818	$(16,438)	$13,086	$(4,327)

Increase (decrease) in Photronics, Inc.'s additional paid-in capital	866	(328)	1,017	(328)

Decrease in accumulated other comprehensive income	(32)	-	(35)	-

Change from net income (loss) attributable to Photronics, Inc. and transfer from noncontrolling interest	$9,652	$(16,766)	$14,068	$(4,655)

Subsequent to the quarter ended April 29, 2012, PSMC completed its most recent share repurchase program in May 2012 with the repurchase of an additional 2.9 million shares for $1.3 million, which increased the Company’s ownership in PSMC to 67.60%.

NOTE 14 – OPERATING LEASES

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

Future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year as of April 29, 2012, are as follows:

2012	$1,200
2013	1,329
2014	642
2015	542
2016	500
Thereafter	896
$5,109

See Note 4 for disclosures related to the Company’s capital lease obligation.

Index

NOTE 15 - COMMITMENTS AND CONTINGENCIES

As of April 29, 2012, the Company had commitments outstanding for capital expenditures of approximately $55 million.

The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material effect on its condensed consolidated financial statements.

NOTE 16 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011 the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, with the purpose of increasing the prominence of items reported in other comprehensive income.  The amended guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate statements.  The amendments also required that reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) be presented on the face of the financial statements.  However, in December 2011 the FASB issued ASU No. 2011-12 that deferred the effective date for amendments to the presentation of reclassifications of items out of other comprehensive income.  ASU No. 2011-12 was issued to allow the FASB time to redeliberate whether it is necessary to require entities to present reclassification adjustments, by component, in both the statement where net income is presented and the statement where comprehensive income is presented for both interim and annual financial statements, as originally required under ASU No. 2011-05. This deferral was still in effect as of April 29, 2012.  During the FASB’s redeliberation period, entities will continue to report reclassifications out of accumulated other comprehensive income using guidance in effect before ASU No. 2011-05 was issued.  ASU No. 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  The Company adopted ASU No. 2011-05, subject to the deferral provisions of ASU No. 2011-12, on January 30, 2012.

In May 2011 the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs", which amended its guidance on fair value measurements with the purpose of achieving commonality of its fair value measurement and disclosure requirements with those of IFRSs. ASU No. 2011-04 clarifies the FASBs intentions regarding the application of existing fair value measurement and disclosure requirements, changes certain principles for measuring fair value and changes the disclosure requirements for fair value measurements. ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The Company adopted ASU No. 2011-04 on January 30, 2012, and has included its required disclosures in Note 12.

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

The Company sells substantially all of its photomasks to semiconductor designers and manufacturers, and manufacturers of FPDs. Photomask technology is also being applied to the fabrication of other higher performance electronic products such as photonics, micro-electronic mechanical systems and certain nanotechnology applications. Thus, the Company's selling cycle is tightly interwoven with the development and release of new semiconductor designs and flat panel applications, particularly as it relates to the semiconductor industry's migration to more advanced design methodologies and fabrication processes. The Company believes that the demand for photomasks primarily depends on design activity rather than sales volumes from products produced using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. However, the reduced use of customized ICs, reductions in design complexity, other changes in the technology or methods of manufacturing or designing semiconductors, or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks even if demand for semiconductors and FPDs increases. Advances in semiconductor, FPD and photomask design and semiconductor production methods could also reduce the demand for photomasks. Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices.

Index

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

Material Changes in Results of Operations
Three and Six Months ended April 29, 2012 and May 1, 2011

The following table represents selected operating information expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(74.6)	(72.6)	(75.9)	(73.6)
Gross margin	25.4	27.4	24.1	26.4
Selling, general and administrative expenses	(10.4)	(8.6)	(10.2)	(8.7)
Research and development expenses	(3.8)	(3.0)	(3.9)	(3.0)
Consolidation, restructuring and related charges	-	-	(0.5)	-
Operating income	11.2	15.8	9.5	14.7
Debt extinguishment loss	-	(22.8)	-	(11.9)
Other expense, net	(0.8)	(1.9)	(0.6)	(0.7)
Net income (loss) before income taxes	10.4	(8.9)	8.9	2.1
Income tax provision	(2.3)	(2.4)	(2.6)	(2.7)
Net income (loss)	8.1	(11.3)	6.3	(0.6)
Net income attributable to noncontrolling interests	(0.6)	(1.0)	(0.6)	(1.1)
Net income (loss) attributable to Photronics, Inc.	7.5%	(12.3)%	5.7%	(1.7)%

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three months ended April 29, 2012 (Q2-12) and May 1, 2011 (Q2-11) and for the six months ended April 29, 2012 (YTD-12) and May 1, 2011 (YTD-11), in millions of dollars.

Net Sales

	Three Months Ended			Six Months Ended
	Q2-12	Q2-11	Percent Change	YTD-12	YTD-11	Percent Change

IC	$89.1	$101.0	(11.8)%	$175.9	$189.8	(7.3)%
FPD	28.4	32.1	(11.7)%	53.7	64.1	(16.3)%
Total net sales	$117.5	$133.1	(11.8)%	$229.6	$253.9	(9.6)%

Index

Net sales for Q2-12 decreased 11.8% to $117.5 million as compared to $133.1 million for Q2-11. The decrease was primarily due to decreased demand for mainstream products due to a slow down in the industry, which was partially offset by increased demand for high-end products. Revenues attributable to high-end products increased by $7.9 million to $50.6 million in Q2-12 as compared to $42.7 million in Q2-11. High-end photomask applications include mask sets for 45 nanometer and below for IC products, and G8 and above and active matrix organic light-emitting diode (AMOLED) display screen technologies for FPD products. By geographic area, net sales in Q2-12 as compared to Q2-11 decreased by $9.5 million or 12.0% in Asia, decreased by $3.4 million or 8.5% in North America, and decreased by $2.7 million or 20.4% in Europe. As a percent of total sales, net sales in Q2-12 in Asia were 59%, North America 32% and Europe 9%, and in Q2-11 were in Asia 60%, North America 30%, and Europe 10%.

Net sales for YTD-12 decreased 9.6% to $229.6 million as compared to $253.9 million for YTD-11. The decrease was primarily due to decreased demand for mainstream products due to a slow down in the industry, which was partially offset by increased demand for high-end products. Revenues attributable to high-end products increased by $21.3 million to $93.4 million in YTD-12 as compared to $72.1 million in YTD-11. The Company’s quarterly revenues can be affected by the seasonal purchasing of its customers. Although demand for the Company's products is typically negatively impacted during the first six months of its fiscal year by the North American, European and Asian holiday periods, such seasonality was not experienced during YTD-11.

Gross Margin

	Three Months Ended			Six Months Ended
	Q2-12	Q2-11	Percent Change	YTD-12	YTD-11	Percent Change

Gross margin	$29.9	$36.5	(18.2)%	$55.3	$67.1	(17.5)%
Percentage of net sales	25.4%	27.4%		24.1%	26.4%

Gross margin percentage decreased to 25.4% in Q2-12 from 27.4% in Q2-11 and decreased to 24.1% in YTD-12 from 26.4% in YTD-11. These decreases were a result of the decrease in sales from the prior year periods, as the Company operates in a high fixed cost environment and, to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted. The decreases in gross margins as a result of decreases in sales were partially offset by reduced manufacturing expenses related to the Singapore restructure and the purchase of the U.S. nanoFab facility.

Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended
	Q2-12	Q2-11	Percent Change	YTD-12	YTD-11	Percent Change
Selling, general and administrative expenses	$12.2	$11.5	6.6%	$23.5	$22.2	6.2%
Percentage of net sales	10.4%	8.6%		10.2%	8.7%

Selling, general and administrative expenses increased to $12.2 million in Q2-12, compared with $11.5 million in Q2-11, and to $23.5 million in YTD-12 as compared to $22.2 million in YTD-11. These increases were primarily due to increased employee compensation and selling-related expenses.

Research and Development

	Three Months Ended			Six Months Ended
	Q2-12	Q2-11	Percent Change	YTD-12	YTD-11	Percent Change

Research and development	$4.4	$3.9	12.7%	$8.9	$7.7	15.2%
Percentage of net sales	3.8%	3.0%		3.9%	3.0%

Index

Research and development expenses consist primarily of global development efforts related to high-end process technologies for advanced sub-wavelength reticle solutions for IC technologies. Research and development expenses increased by $0.5 million to $4.4 million in Q2-12, as compared to $3.9 million in Q2-11, and by $1.2 million to $8.9 million in YTD-12, as compared to $7.7 million in YTD-11. The increase in research and development expenses in Q2-12 and YTD-12 as compared to the same periods in the prior year was primarily due to increased expenditures in the U.S.

Consolidation, Restructuring and Related Charges

	Three Months Ended		Six Months Ended
	Q2-12	Q2-11	YTD-12	YTD-11

Employee terminations and other	$28	$-	$914	$-
Asset write-downs	30	-	262	-
Total consolidation, restructuring and related charges	$58	$-	$1,176	$-

In the first quarter of fiscal 2012 the Company ceased the manufacture of photomasks at its Singapore facility and, in connection therewith, recorded charges of $0.1 million and $1.2 million during the three and six month periods ended April 29, 2012. The Company expects that this restructuring will be completed in fiscal 2012, and expects its total cost to range between $1.5 million and $1.9 million, with that cost primarily being comprised of employee termination costs and asset write-downs.

Other Income (Expense), net

	Three Months Ended		Six Months Ended
	Q2-12	Q2-11	YTD-12	YTD-11

Interest expense	$(1.8)	$(1.9)	$(3.6)	$(3.6)
Investment and other income (expense), net	0.8	(0.7)	2.2	2.0
Debt extinguishment loss	-	(30.3)	-	(30.3)
Other income (expense), net	$(1.0)	$(32.9)	$(1.4)	$(31.9)

Interest expense decreased slightly in Q2-12 as compared to Q2-11, as a result of lower weighted-average interest rates on the Company’s long-term borrowings. Interest expense was unchanged in YTD-12 as compared to YTD-11, as a result of lower weighted average interest rates on the Company’s long-term debt, which were offset by increased average outstanding debt balances.

Investment and other income (expense), net increased in Q2-12 as compared to Q2-11 by $1.5 million due to increased interest and investment income attributable to the Company’s higher cash equivalents balance, the incurrence of a non-cash loss in Q2-11 related to unexercised outstanding warrants on the Company’s common stock, and less unfavorable foreign currency transaction results in Q2-12. On a comparative YTD basis, investment and other income (expense), net increased by $0.2 million as a result of increased interest and investment income attributable to the Company’s higher cash equivalents balance and a gain related to warrants on the Company’s common stock occurring in YTD-12 as compared to a loss in YTD-11, which were partially offset by less favorable foreign currency transaction results in YTD-12.

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

Index

Income Tax Provision

	Three Months Ended		Six Months Ended
	Q2-12	Q2-11	YTD-12	YTD-11

Income tax provision	$2.7	$3.3	$6.0	$6.7

Effective income tax rate	21.8%	(27.7)%	29.4%	127.4%

The effective income tax rate in Q2-12 and YTD-12 decreased from the comparable prior year periods primarily due to the impact of the nondeductible debt extinguishment loss recorded in Q2-11 with no comparable item in 2012. In addition, in fiscal 2012, income tax provisions recorded in jurisdictions in which the Company generated income before income taxes were, due to valuation allowances, not significantly offset by income tax benefits recorded in jurisdictions in which the Company incurred losses before income taxes.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased to $0.7 million in Q2-12 as compared to $1.4 million in Q2-11, and to $1.3 million in YTD-12 as compared to $2.9 million in YTD-11, primarily due to decreased net income at PSMC, the Company's non-wholly owned subsidiary in Taiwan.

As a result of share repurchase programs in 2011 and 2012 by PSMC to purchase for retirement shares of its outstanding common stock, the Company’s ownership percentage in PSMC had, as of April 29, 2012, increased 9.28% to 66.81%. See Note 13 of the Condensed Consolidated Financial Statements for further information. The Company’s ownership percentage in its subsidiary in Korea was 99.7% at April 29, 2012, and did not change over the periods presented.

Liquidity and Capital Resources

The Company's working capital was $220.6 million at April 29, 2012, and $209.3 million at October 30, 2011. The increase in working capital was primarily the result of increased cash and cash equivalents, and accounts receivable balances at April 29, 2012, than at October 30, 2011. The increase in cash and cash equivalents to $192.0 million at April 29, 2012, as compared to $189.9 million at October 30, 2011, was primarily the result of cash generated by operating activities. Net cash provided by operating activities was $62.4 million for the six month period ended April 29, 2012, a slight decrease from $64.0 million for the six month period ended May 1, 2011. Net cash used in investing activities for the six month period ended April 29, 2012, was $75.1 million, which was comprised primarily of capital expenditure payments, including $35 million for the U.S. nanoFab facility. Net cash provided by financing activities of $15.3 million for the six month period ended April 29, 2012, was primarily comprised of proceeds of a $25 million term loan, which is discussed below, partially offset by payments to repurchase the common stock of a subsidiary and repayments of long-term borrowings.

The Company's credit facility ("the credit facility") provides for revolving credit of $30 million through April 2015. The credit facility bears interest (2.5% at April 29, 2012) at LIBOR plus a spread based upon the Company's total leverage ratio, as defined in the agreement. As of April 29, 2012, the Company had no outstanding revolving borrowings under the credit facility. The credit facility is secured by substantially all of the Company's assets located in the United States, as well as common stock the Company owns in certain of its foreign subsidiaries. The credit facility is subject to the following financial covenants: minimum fixed charge ratio, total leverage ratio and minimum unrestricted cash balance.

In the second quarter of fiscal 2012 the Company paid $35 million to Micron in connection with the purchase of the U.S. nanoFab facility and, in connection therewith, amended the credit facility to include the addition of a $25 million term loan maturing in March 2017, with minimum quarterly principal payments of $0.6 million (quarterly payments are based on a ten year repayment period commencing in June 2012). The amendment also included a twenty-five basis point reduction in the interest rate charged on any borrowings under the credit facility. As a result of the purchase of the U.S. nanoFab facility, the Company’s lease agreement with Micron for the U.S. nanoFab facility was cancelled, which reduced the Company’s related outstanding  operating lease commitments by a total of $15 million for fiscal years 2013 and 2014.

At April 29, 2012, the Company had capital commitments outstanding of approximately $55 million. The Company believes that its currently available resources, together with its capacity for growth, and its access to equity and other financing sources, will be sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the next twelve months. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms, should the Company's capital requirements exceed cash available from operations, existing cash, and cash available under its credit facility.

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

Off-Balance Sheet Arrangements

Under the MP Mask joint venture operating agreement, in order to maintain its 49.99% ownership interest, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount specified in the operating agreement. Cumulatively through April 29, 2012, the Company has contributed $30.6 million to the joint venture (including a capital contribution of $5.5 million made during the three month period ended April 29, 2012), and has received distributions from the joint venture totaling $10.0 million. In May 2012 the Company made an additional capital contribution to MP Mask of $7.5 million.

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

Effect of Recent Accounting Pronouncements

See Note 16 of the condensed consolidated financial statements for a summary of recent accounting pronouncements that have affected the Company's financial reporting.

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

Index

Foreign Currency Exchange Rate Risk

The Company conducts business in several major international currencies through its worldwide operations and its financial position, financial performance and cash flows may be affected by fluctuations in the exchange rates of these currencies. Changes in exchange rates can positively or negatively affect the Company's sales, operating margins, assets, liabilities, and equity. The functional currencies of the Company's Asian subsidiaries are the Korean won, the New Taiwan dollar, and the Singapore dollar. The functional currencies of the Company's European subsidiaries are the British pound and the euro.

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

The Company's primary net foreign currency exposures as of April 29, 2012, included the Korean won, the Japanese yen, the New Taiwan dollar, the Singapore dollar, the British pound, and the euro. As of April 29, 2012, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $2.7 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations, or cash flows.

Interest Rate Risk

At April 29, 2012, the Company had $25.0 million in variable rate borrowings. A 10% change in interest rates would not have had a material effect on the Company's consolidated financial position, results of operations, or cash flows in the three and six month periods ended April 29, 2012.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the Company's second quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  June 6, 2012