Form 10-Q
period 2012-07-29
PHOTRONICS INC
filed 2012-09-05
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2012
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 30, 2012
Common Stock, $0.01 par value	60,455,107 Shares

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

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	July 29, 2012	October 30, 2011
ASSETS

Current assets:
Cash and cash equivalents	$197,295	$189,928
Accounts receivable, net of allowance of $3,836 in 2012 and $4,055 in 2011	82,522	85,540
Inventories	22,743	22,100
Deferred income taxes	616	609
Other current assets	7,578	7,030
Total current assets	310,754	305,207

Property, plant and equipment, net	384,792	368,680
Investment in joint venture	93,271	79,984
Intangible assets, net	38,661	42,462
Deferred income taxes	11,749	11,239
Other assets	8,463	10,282
Total assets	$847,690	$817,854

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term borrowings	$7,470	$5,583
Accounts payable	64,169	54,772
Accrued liabilities	26,799	35,546
Total current liabilities	98,438	95,901

Long-term borrowings	170,989	152,577
Deferred income taxes	684	737
Other liabilities	7,612	8,883
Total liabilities	277,723	258,098

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 60,137 shares issued and outstanding at July 29, 2012 and 59,651 at October 30, 2011	601	597
Additional paid-in capital	491,731	486,674
Retained earnings	37,640	13,605
Accumulated other comprehensive income	2,408	10,171
Total Photronics, Inc. shareholders' equity	532,380	511,047
Noncontrolling interests	37,587	48,709
Total equity	569,967	559,756
Total liabilities and equity	$847,690	$817,854

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011

Net sales	$116,616	$135,935	$346,220	$389,861

Costs and expenses:

Cost of sales	(84,312)	(97,695)	(258,598)	(284,540)

Selling, general and administrative	(11,784)	(11,833)	(35,311)	(33,995)

Research and development	(5,221)	(3,527)	(14,106)	(11,238)

Consolidation, restructuring and related charges	(7)	-	(1,182)	-
Operating income	15,292	22,880	37,023	60,088

Other income (expense):
Debt extinguishment loss	-	(4,973)	-	(35,259)
Interest expense	(2,012)	(1,907)	(5,587)	(5,499)
Investment and other income (expense), net	1,245	1,517	3,444	3,480
Income before income taxes	14,525	17,517	34,880	22,810

Income tax provision	(3,258)	(4,895)	(9,242)	(11,637)
Net income	11,267	12,622	25,638	11,173

Net income attributable to noncontrolling interests	(317)	(1,357)	(1,603)	(4,235)

Net income attributable to Photronics, Inc.	$10,950	$11,265	$24,035	$6,938
Earnings per share:

Basic	$0.18	$0.19	$0.40	$0.12
Diluted	$0.16	$0.16	$0.37	$0.12
Weighted-average number of common shares outstanding:

Basic	60,121	58,987	60,008	56,163
Diluted	76,436	76,744	76,460	57,724

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011

Net income	$11,267	$12,622	$25,638	$11,173

Other comprehensive income, net of tax of $0:

Foreign currency translation adjustments	(7,035)	3,370	(7,445)	23,157

Amortization of cash flow hedge	32	32	96	96

Other comprehensive income (loss)	(7,003)	3,402	(7,349)	23,253

Comprehensive income	4,264	16,024	18,289	34,426

Less: comprehensive income (loss) attributable to noncontrolling interests	(681)	1,456	1,962	7,244

Comprehensive income attributable to Photronics, Inc.	$4,945	$14,568	$16,327	$27,182

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	July 29, 2012	July 31, 2011

Cash flows from operating activities:
Net income	$25,638	$11,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,010	70,090
Consolidation, restructuring and related charges	262	-
Debt extinguishment loss	-	27,399
Changes in assets and liabilities:
Accounts receivable	2,324	(10,332)
Inventories	(961)	(14,196)
Other current assets	(675)	(1,154)
Accounts payable, accrued liabilities and other	15,926	21,471
Net cash provided by operating activities	107,524	104,451
Cash flows from investing activities:
Purchases of property, plant and equipment	(92,009)	(59,089)
Investment in joint venture	(13,397)	(10,773)
Other	(1,618)	(250)
Net cash used in investing activities	(107,024)	(70,112)
Cash flows from financing activities:
Proceeds from long-term borrowings	25,000	17,000
Proceeds from issuance of convertible debt	-	115,000
Repayments of long-term borrowings	(3,646)	(63,445)
Repurchase of common stock by subsidiary	(11,653)	(3,294)
Payments of deferred financing fees	(198)	(4,318)
Proceeds from exercise of share-based arrangements	517	694
Net cash provided by financing activities	10,020	61,637
Effect of exchange rate changes on cash	(3,153)	7,924
Net increase in cash and cash equivalents	7,367	103,900
Cash and cash equivalents at beginning of period	189,928	98,945
Cash and cash equivalents at end of period	$197,295	$202,845
Supplemental disclosure of non-cash information:

Accrual for property, plant and equipment purchased during period	$3,008	$19,979
Deposit related to facility purchase	2,000	-
Capital lease obligation for purchase of equipment	-	21,248
Common stock issued to extinguish debt	-	20,234

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months and Nine Months Ended July 29, 2012 and July 31, 2011
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

NOTE 2 - CHANGES IN EQUITY

The following tables set forth the Company's consolidated changes in equity for the three and nine month periods ended July 29, 2012 and July 31, 2011:

	Three Months Ended July 29, 2012
	Photronics, Inc. Shareholders
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

Balance at April 30, 2012	60,106	$601	$490,350	$26,690	$8,431	$42,805	$568,877

Net income	-	-	-	10,950	-	317	11,267
Other comprehensive income (loss)	-	-	-	-	(6,004)	(999)	(7,003)
Sale of common stock through employee stock option and purchase plans	8	-	18	-	-	-	18
Restricted stock awards vesting and expense	23	-	221	-	-	-	221
Share-based compensation expense	-	-	657	-	-	-	657
Repurchase of common stock by subsidiary	-	-	485	-	(19)	(4,536)	(4,070)
Balance at July 29, 2012	60,137	$601	$491,731	$37,640	$2,408	$37,587	$569,967

Index

	Three Months Ended July 31, 2011
	Photronics, Inc. Shareholders
				Retained
				Earnings	Accumulated
			Additional	(Accum-	Other	Non-
	Common Stock		Paid-in	ulated	Comprehensive	controlling	Total
	Shares	Amount	Capital	Deficit)	Income	Interests	Equity

Balance at May 2, 2011	58,539	$585	$478,009	$(6,951)	$23,991	$56,981	$552,615

Net income	-	-	-	11,265	-	1,357	12,622
Other comprehensive income	-	-	-	-	3,303	99	3,402
Common stock issued to extinguish debt	738	7	6,461	-	-	-	6,468
Sale of common stock through
employee stock option and
purchase plans	205	2	243	-	-	-	245
Restricted stock awards vesting and expense	28	1	341	-	-	-	342
Share-based compensation expense	-	-	385	-	-	-	385
Balance at July 31, 2011	59,510	$595	$485,439	$4,314	$27,294	$58,437	$576,079

	Nine Months Ended July 29, 2012
	Photronics, Inc. Shareholders
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

Balance at October 31, 2011	59,651	$597	$486,674	$13,605	$10,171	$48,709	$559,756

Net income	-	-	-	24,035	-	1,603	25,638
Other comprehensive income	-	-	-	-	(7,708)	359	(7,349)
Sale of common stock through employee stock option and purchase plans	211	2	255	-	-	-	257
Restricted stock awards vesting and expense	98	-	673	-	-	-	673
Share-based compensation expense	-	-	1,576	-	-	-	1,576
Common stock warrants exercised	177	2	1,051	-	-	-	1,053
Repurchase of common stock by subsidiary	-	-	1,502	-	(55)	(13,084)	(11,637)
Balance at July 29, 2012	60,137	$601	$491,731	$37,640	$2,408	$37,587	$569,967

	Nine Months Ended July 31, 2011
	Photronics, Inc. Shareholders
				Retained
				Earnings	Accumulated
			Additional	(Accum-	Other	Non-
	Common Stock		Paid-in	ulated	Comprehensive	controlling	Total
	Shares	Amount	Capital	Deficit)	Income	Interests	Equity

Balance at November 1, 2010	53,779	$538	$436,825	$(2,624)	$7,062	$54,142	$495,943

Net income	-	-	-	6,938	-	4,235	11,173
Other comprehensive income	-	-	-	-	20,244	3,009	23,253
Common stock issued to extinguish debt	5,229	52	45,585	-	-	-	45,637
Sale of common stock through employee stock option and purchase plans	315	3	387	-	-	-	390
Restricted stock awards vesting and expense	65	1	763	-	-	-	764
Share-based compensation expense	-	-	1,050	-	-	-	1,050
Common stock warrants exercised	122	1	1,157	-	-	-	1,158
Repurchase of common stock by subsidiary	-	-	(328)	-	(12)	(2,949)	(3,289)
Balance at July 31, 2011	59,510	$595	$485,439	$4,314	$27,294	$58,437	$576,079

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

This joint venture is a variable interest entity ("VIE") (as that term is defined in the Accounting Standards Codification ("ASC")) because all costs of the joint venture are passed on to the Company and Micron through purchase agreements they have entered into with the joint venture, and it is dependent upon the Company and Micron for any additional cash requirements. On a quarterly basis the Company reassesses whether its interest in MP Mask gives it a controlling financial interest in this VIE. The purpose of this quarterly reassessment is to identify the primary beneficiary (which is defined in the ASC as the entity that consolidates a VIE) of the VIE. As a result of the reassessment in the current quarter, the Company determined that Micron is still the primary beneficiary of the VIE, by virtue of its tie-breaking voting rights within MP Mask’s Board of Managers, thereby giving it the power to direct the activities of MP Mask that most significantly impact its economic performance, including its decision making authority in the ordinary course of business and its purchasing the majority of products produced by the VIE.

The Company has utilized MP Mask for both high-end IC photomask production and research and development purposes. MP Mask charges its variable interest holders based on their actual usage of its facility. MP Mask separately charges for any research and development activities it engages in at the requests of its owners. The Company recorded cost of sales of $1.6 million and $5.7 million and research and development expenses of $0.2 million and $0.7 million during the three and nine month periods ended July 29, 2012. Cost of sales of $6.5 million and $14.8 million and research and development expenses of $0.2 million and $0.7 million were recorded during the three and nine month periods ended July 31, 2011.

MP Mask is governed by a Board of Managers, appointed by Micron and the Company. Since MP Mask's inception, Micron, as a result of its majority ownership, has held majority voting power on the Board of Managers. The voting power held by each party is subject to change as ownership interests change. Under the MP Mask joint venture operating agreement, the Company may be required to make additional capital contributions to MP Mask up to the maximum amount defined in the operating agreement. However, should the Board of Managers determine that further additional funding is required, MP Mask shall pursue its own financing. If MP Mask is unable to obtain its own financing, it may request additional capital contributions from the Company. Should the Company choose not to make a requested contribution to MP Mask, its ownership percentage may be reduced. The Company increased its investment in the MP Mask joint venture by $7.4 million and $13.3 million during the three and nine month periods ended July 29, 2012, respectively. During the three and nine month periods ended July 31, 2011, the Company increased its investment in MP Mask by $0.5 million and $10.7 million, respectively. These investments were primarily related to capital calls made by the joint venture.

The Company's investment in the VIE, which represents its maximum exposure to loss, was $93.3 million at July 29, 2012, and $80.0 million at October 30, 2011. These amounts are reported in the Company's condensed consolidated balance sheets as "Investment in joint venture". The Company recorded income from its investment in the VIE of $0.6 million in the nine month period ended July 31, 2011, and recorded no income from its investment in the three month period ended July 31, 2011, or in the three or nine month periods ended July 29, 2012. Income from the VIE is included in "Investment and other income, net" in the condensed consolidated statements of income.

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

In the second quarter of fiscal 2012 the Company paid $35 million to Micron in connection with the purchase of the U.S. nanoFab facility and the remaining term of the operating lease agreement through 2014 was cancelled. Also in connection with this purchase, the Company entered into a $25 million term loan agreement in the second quarter of fiscal 2012 (see Note 4 for further discussion).

Index

NOTE 4 - LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

	July 29, 2012	October 30, 2011

3.25% convertible senior notes due on April 1, 2016	$115,000	$115,000
Term loan, which bears interest at a variable rate, as defined (2.5% at July 29, 2012)	24,375	-
5.5% convertible senior notes due on October 1, 2014	22,054	22,054
3.09% capital lease obligation payable through March 2016	16,198	19,218
4.75% financing loan with customer	832	1,888
	178,459	158,160
Less current portion	7,470	5,583
	$170,989	$152,577

In March 2012 the Company, in connection with its purchase of the U.S. nanoFab facility (see Note 3 for further discussion), amended its credit facility (“the credit facility”) to include the addition of a $25 million term loan maturing in March 2017 with minimum quarterly principal payments of $0.6 million (quarterly payments commenced in June 2012 and are based on a ten year repayment period). The amendment also included a twenty-five basis point reduction in the interest rate charged on any borrowings under the credit facility. The credit facility bears interest (2.5% at July 29, 2012), based on the Company’s total leverage ratio, at LIBOR plus a spread, as defined in the credit facility.

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

In March 2011 the Company amended the credit facility which, as amended, included, among other things: i) a reduction of the aggregate commitments of the lenders from $65 million to $30 million; ii) a reduction of the applicable interest rates and modifications of the leverage ratios related thereto; iii) an extension of the maturity date to April 30, 2015; iv) an increase in the permitted amount of certain financed capital assets up to $75 million outstanding at any one time; v) an allowance to issue the 3.25% convertible senior notes; vi) an increase in the investments “basket” from $15 million to $25 million per year; vii) an allowance to repurchase the 5.5% convertible senior notes and other indebtedness and viii) removal of the limitation on maximum last twelve months capital expenditures.

The credit facility is secured by substantially all of the Company’s assets located in the United States, as well as common stock the Company owns in certain of its foreign subsidiaries, and is subject to the following financial covenants:  minimum fixed charge ratio, total leverage ratio and minimum unrestricted cash balance. As of July 29, 2012, the Company had no outstanding borrowings under the credit facility’s revolving loan and $30 million was available for borrowing.

In June 2011 the Company acquired $5.0 million of its 5.5% convertible senior notes in exchange for 0.7 million shares of its common stock, with a fair value of $6.5 million, and cash of $3.2 million (the note holders received 147.529 shares and cash of $647 for each $1,000 note). The Company, in connection with this repurchase, recorded an extinguishment loss of $5.0 million, which included the write off of deferred financing fees of $0.3 million. The loss is included in other income (expense) in the Company’s condensed consolidated statements of income.

Index

In March 2011 the Company acquired $30.4 million of its 5.5% convertible senior notes in exchange for 4.5 million shares of its common stock, with a fair value of $39.2 million, and cash of $19.7 million (the note holders received 147.529 shares and cash of $647 for each $1,000 note). The Company, in connection with this repurchase, recorded an extinguishment loss of $30.1 million, which included the write off of deferred financing fees of $1.7 million. The loss is included in other income (expense) in the Company’s condensed consolidated statements of income.

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

In April 2011 the Company entered into a five year, $21.2 million capital lease for manufacturing equipment. Payments under the lease, which bears interest at 3.09%, are $0.4 million per month through March 2016. The lease agreement provides that the Company must maintain the equipment in good working order, and includes a cross default with cross acceleration provision related to certain nonfinancial covenants incorporated in the Company's credit facility agreement. As of July 29, 2012, the total amount payable through the end of the lease term was $17.2 million, of which $16.2 million represented principal and $1.0 million represented interest.

In January 2010 the Company borrowed $3.7 million from a customer to purchase manufacturing equipment. This loan bears interest at 4.75% and is primarily being repaid with product supplied to the customer. Product valued at $0.4 million and $0.9 million was shipped to the customer and applied against the loan during the three and nine month periods ended July 29, 2012, respectively, and product valued at $0.3 million and $0.9 million was applied against the loan in the respective prior year periods. The Company estimates that the loan will be fully repaid in fiscal 2013.

NOTE 5 - COMMON STOCK WARRANTS

In September 2009 the Company entered into two warrant agreements with Intel Capital Corporation to purchase a total of 750,000 shares of the Company's common stock. Under one warrant agreement 500,000 shares of the Company's common stock can be purchased at an exercise price of $4.15 per share and under the second warrant agreement 250,000 shares of the Company's common stock can be purchased at an exercise price of $5.08 per share. The warrant agreements expire in September 2014. Also in September 2009, the Company and Intel Corporation entered into an agreement to share technical and operations information regarding the development of the Company's products, the capabilities of the Company's photomask manufacturing lines and the alignment of photomask toolsets. Intel Capital Corporation also invested in the Company's convertible debt offering of September 2009. The warrants were recorded at their fair value on their date of grant, which was determined using the Black-Scholes option pricing model. As of July 29, 2012, none of the warrants issued to Intel Capital Corporation had been exercised.

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

Index

In May 2009, in connection with an amendment to its credit facility, the Company issued 2.1 million warrants, each exercisable for one share of the Company's common stock at an exercise price of $0.01 per share. Forty percent of the warrants were exercisable upon issuance, and the remaining balance was to become exercisable in twenty percent increments at various points in time after October 31, 2009. As a result of certain net cash settleable put provisions within the warrant agreement, the warrants were recorded as a liability in the Company's consolidated balance sheet. As of the issuance date and for future periods that such warrants remained outstanding, the Company had adjusted the liability based upon the current fair value of the warrants, with any changes in their fair value being recognized in earnings. Due to the warrants' exercise price of $0.01 per share, their fair value approximated the market price of the Company's common stock. Approximately 1.2 million of these warrants were cancelled as a result of the Company's early repayment of certain amounts under its credit facility during the year ended November 1, 2009, and the associated liability was reduced accordingly. During the three month period ended January 29, 2012, all of the 0.2 million of these warrants that remained outstanding were exercised. In connection with this exercise, the Company recognized a gain of $0.1 million, included in investment and other income (expense), net, in its condensed consolidated statements of income. During the three and nine month periods ended July 31, 2011, the Company recognized a gain of $0.2 million and a loss of $0.6 million, respectively, in connection with these warrants, which were also included in investment and other income (expense), net. See Note 5 for disclosures related to other common stock warrants.

A portion of an existing loss on a cash flow hedge in the amount of $0.1 million is expected to be reclassified into earnings over the next twelve months.

The table below presents the effect of derivative instruments on the Company's condensed consolidated balance sheets at July 29, 2012 and October 30, 2011.

Derivatives
Not Designated
as Hedging		Fair Value at
Instruments Under		July 29,	October 30,
ASC 815	Balance Sheet Location	2012	2011

Warrants on common stock	Other liabilities	$-	$1,147

The table below presents the effect of derivative instruments on the Company's condensed consolidated statements of income for the three and nine month periods ended July 29, 2012 and July 31, 2011.

		Amount of Gain (Loss) Recognized
Derivatives		Related to Derivative Instruments
Not Designated
as Hedging	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
Instruments Under	Related to	July 29,	July 31,	July 29,	July 31,
ASC 815	Derivative Instruments	2012	2011	2012	2011

Warrants on common stock	Investment and other income (expense), net	$-	$221	$94	$(599)

NOTE 7 - SHARE-BASED COMPENSATION

In March 2007 shareholders approved a new share-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to, shares of the Company's common stock may be granted from shares authorized but unissued or shares previously issued and reacquired by the Company. A maximum of six million shares of common stock may be issued under the Plan. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. The Company incurred total share-based compensation costs for the three and nine month periods ended July 29, 2012, of $0.9 million and $2.3 million, respectively, and $0.7 million and $1.8 million for the three and nine month periods ended July 31, 2011, respectively. The Company received cash from option exercises of $0.1 million and $0.3 million for the three and nine month periods ended July 29, 2012, respectively, and $0.2 million and $0.4 million for the three and nine month periods ended July 31, 2011, respectively. No share-based compensation cost was capitalized as part of an asset and no related income tax benefits were recorded during the periods presented.

Index

Stock Options

Option awards generally vest in one to four years, and have a ten-year contractual term. All incentive and non-qualified stock option grants have an exercise price equal to the market value of the underlying common stock on the date of grant. The grant date fair values of options are based on closing prices of the Company’s common stock on the dates of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's stock. The Company uses historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that the options granted are expected to remain outstanding. The risk-free rate of return for the estimated term of the option is based on the U.S. Treasury yield curve in effect at the date of grant. The weighted-average inputs and risk-free rate of return ranges used to calculate the grant date fair value of options issued during the three and nine month periods ended July 29, 2012 and July 31, 2011, are presented in the following table.

	Three Months Ended		Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011

Expected volatility	102.2%	N/A	102.1%	98.7%

Risk free rate of return	0.6%	N/A	0.6% - 0.9%	1.0% - 1.9%

Dividend yield	0.0%	N/A	0.0%	0.0%

Expected term	4.3 years	N/A	4.3 years	4.2 years

Information on outstanding and exercisable option awards as of July 29, 2012, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at July 29, 2012	4,053,752	$8.29	6.3 years	$5,554

Exercisable at July 29, 2012	2,266,521	$10.97	4.8 years	$3,013

There were 30,000 share options granted during the three month period ended July 29, 2012, with a grant date fair value of $4.37 per share, and there were no share options granted during the three month period ended July 31, 2011. There were 554,500 share options granted during the nine month period ended July 29, 2012, with a weighted-average grant date fair value of $4.47 per share and 620,750 share options granted during the nine month period ended July 31, 2011, with a weighted-average grant date fair value of $4.75 per share. As of July 29, 2012, the total unrecognized compensation cost related to unvested option awards was approximately $4.2 million. That cost is expected to be recognized over a weighted-average amortization period of 2.6 years.

Restricted Stock

The Company periodically grants restricted stock awards. The restrictions on these awards lapse over a service period that has ranged from less-than-one to eight years. No restricted stock awards were granted during the three month period ended July 29, 2012, and 168,750 restricted stock awards were issued during the nine month period ended July 29, 2012, with a weighted-average grant date fair value of $6.28 per share. No restricted stock awards were granted during the three month period ended July 31, 2011, and 176,250 restricted stock awards were issued during the nine month period ended July 31, 2011, with a weighted-average grant date fair value of $6.71 per share. As of July 29, 2012, the total compensation cost not yet recognized related to unvested restricted stock awards was approximately $1.6 million. That cost is expected to be recognized over a weighted-average amortization period of 2.5 years. As of July 29, 2012, there were 262,314 shares of restricted stock outstanding.

Index

NOTE 8 - CONSOLIDATION, RESTRUCTURING AND RELATED CHARGES

In the first quarter of fiscal 2012 the Company ceased the manufacture of photomasks at its Singapore facility and, in connection therewith, recorded charges of $1.2 million during the nine month period ended July 29, 2012. The Company expects that this restructuring will be completed in 2012, and expects its total cost to range between $1.5 million and $1.9 million, with that cost primarily being comprised of employee termination costs and asset write-downs. The following table sets forth the Company’s restructuring reserve primarily related to its Singapore facility as of July 29, 2012, and reflects the activity affecting the reserve for the three and nine month periods then ended.

	Three Months Ended				Nine Months Ended
	July 29, 2012				July 29, 2012
	April 30, 2012	Charges	Utilized	July 29, 2012	October 31, 2011	Charges	Utilized	July 29, 2012

Employee terminations and other	$199	$7	$(69)	$137	$-	$920	$(783)	$137
Asset write-downs	-	-	-	-	-	262	(262)	-
	$199	$7	$(69)	$137	$-	$1,182	$(1,045)	$137

NOTE 9 - INCOME TAXES

The effective income tax rates for the three and nine month periods ended July 29, 2012, differ from the U.S. statutory rate of 35% primarily due to changes in the deferred tax asset and valuation allowance, combined with income taxed at lower rates in non-U.S. jurisdictions. The effective income tax rates for the three and nine month periods ended July 31, 2011, differ from the U.S. statutory rate primarily due to the impact of the non-deductible debt extinguishment losses recorded in the second and third quarters of fiscal 2011, combined with income taxed at lower rates in non-U.S. jurisdictions, which were offset by the impact of a foreign subsidiary’s tax settlement in the three month period ended July 31, 2011. Entities within certain jurisdictions are excluded from the Company’s effective income tax rate if they are projected to generate a loss for the year and the tax benefits of such losses are not anticipated to be realized in the foreseeable future.

The net liability for unrecognized tax benefits included in the condensed balance sheets at July 29, 2012 and October 30, 2011, is $3.9 million and $1.9 million respectively, $2.0 million and $1.9 million which if recognized, would reduce the Company’s effective tax rate.  In the nine month period ended July 29, 2012, the Company recorded gross unrecognized tax benefits of $1.9 million, related to tax return filing positions claimed in the current period. These unrecognized tax benefits did not have a material impact on the effective tax rate, as the corresponding tax benefits were offset by a previously recorded valuation allowance.

PKLT, the Company’s FPD manufacturing facility in Taiwan, is accorded a tax holiday which commences in 2012 and expires in 2017.  Due to PKLT’s current tax loss position, the tax holiday did not impact the Company’s 2012 effective tax rate, and had no dollar or per share effect in the three or nine month periods ended July 29, 2012 and July 31, 2011.

Index

NOTE 10 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented below.

	Three Months Ended		Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011

Net income attributable to Photronics, Inc.	$10,950	$11,265	$24,035	$6,938
Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effects	1,542	1,595	4,626	-
Gains related to common stock warrants fair value adjustment	-	(221)	(94)	-
Earnings for diluted earnings per share	$12,492	$12,639	$28,567	$6,938
Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	60,121	58,987	60,008	56,163
Effect of dilutive securities:
Convertible notes	15,423	15,909	15,423	-
Share-based payment awards	707	1,314	789	1,252
Common stock warrants	185	534	240	309
Potentially dilutive common shares	16,315	17,757	16,452	1,561
Weighted-average common shares used for diluted earnings per share	76,436	76,744	76,460	57,724

Basic earnings per share	$0.18	$0.19	$0.40	$0.12
Diluted earnings per share	$0.16	$0.16	$0.37	$0.12

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

	Three Months Ended		Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011

Share-based payment awards	2,616	2,206	2,546	2,412
Convertible notes	-	-	-	13,519
Common stock warrants	-	-	-	225
Total potentially dilutive shares excluded	2,616	2,206	2,546	16,156

Index

NOTE 11 – GEOGRAPHIC INFORMATION

The Company operates as a single operating segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of ICs and FPDs. Geographic net sales are based primarily on where the Company's manufacturing facility is located. The Company's net sales by geographic area and for ICs and FPDs for the three and nine month periods ended July 29, 2012 and July 31, 2011, and its long-lived assets by geographic area as of July 29, 2012, and October 30, 2011, are presented below.

	Three Months Ended		Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Net sales
Asia	$71,707	$80,051	$211,880	$238,224
Europe	10,639	11,833	31,372	35,643
North America	34,270	44,051	102,968	115,994
	$116,616	$135,935	$346,220	$389,861

IC	$90,269	$104,891	$266,185	$294,691
FPD	26,347	31,044	80,035	95,170
	$116,616	$135,935	$346,220	$389,861

	As of
	July 29, 2012	October 30, 2011
Long-lived assets
Asia	$191,506	$197,956
Europe	9,534	10,879
North America	183,752	159,845
	$384,792	$368,680

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

Index

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents assets and liabilities as of October 30, 2011, that are measured at fair value on a recurring basis. The Company did not have any assets or liabilities measured at fair value on a recurring basis as of July 29, 2012.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company did not have any nonfinancial assets or liabilities measured at fair value on a nonrecurring basis as of July 29, 2012 and October 30, 2011.

Fair Value of Other Financial Instruments

The fair values of the Company's cash and cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying value due to their short-term maturities. The fair value of the Company’s financing loan with a customer is a Level 2 measurement that approximates its carrying value due to its short-term maturity. The fair value of the Company’s variable rate term loan is a Level 2 measurement and approximates its carrying value due to the variable nature of the underlying interest rates. The fair value of the Company’s convertible senior notes is a Level 2 measurement that is determined using recent bid prices. The table below presents the fair and carrying values of the Company’s convertible senior notes at July 29, 2012 and October 30, 2011.

	July 29, 2012		October 30, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value

3.25% convertible senior notes	$113,758	$115,000	$109,260	$115,000
5.5% convertible senior notes	$31,740	$22,054	$32,791	$22,054

Index

NOTE 13 - SUBSIDIARY SHARE REPURCHASE

Since the second quarter of fiscal 2011, the board of directors of Photronics Semiconductor Mask Corporation (PSMC), a subsidiary of the Company based in Taiwan, authorized several share repurchase programs for PSMC to purchase for retirement shares of its outstanding common stock. During the three and nine month periods ended July 29, 2012, PSMC purchased 9.1 million and 27.1 million shares, respectively, at a cost of $4.1 million and $11.7 million, respectively and, during the nine month period ended July 31, 2011, PSMC purchased 7.7 million shares at a cost of $3.3 million. These repurchase programs increased the Company’s ownership in PSMC to 59.14% at July 31, 2011, to 62.25% at October 30, 2011, and to 69.40% at July 29, 2012.

The table below presents the effect of the change in the Company’s ownership interest in PSMC on the Company's equity for the three and nine month periods ended July 29, 2012 (9.1 million and 27.1 million shares of common stock of PSMC repurchased, respectively) and July 31, 2011 (7.7 million shares of PSMC stock repurchased).

	Three Months Ended		Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011

Net income attributable to Photronics, Inc.	$10,950	$11,265	$24,035	$6,938

Increase (decrease) in Photronics, Inc.'s additional paid-in capital	485	-	1,502	(328)

Decrease in accumulated other comprehensive income	(19)	-	(55)	-

Change from net income attributable to Photronics, Inc. and transfer from noncontrolling interest	$11,416	$11,265	$25,482	$6,610

Subsequent to the quarter ended July 29, 2012, PSMC completed its most recent share repurchase program in August 2012 with the repurchase of an additional 6.2 million shares for $2.7 million, which increased the Company’s ownership in PSMC to 71.28%.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

As of July 29, 2012, the Company had commitments outstanding for capital expenditures of approximately $86 million.

The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material effect on its condensed consolidated financial statements.

NOTE 15 - RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements whose adoption would affect the Company’s financial statements or related disclosures.

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

Index

Material Changes in Results of Operations
Three and Nine Months ended July 29, 2012 and July 31, 2011

The following table represents selected operating information expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(72.3)	(71.9)	(74.7)	(73.0)
Gross margin	27.7	28.1	25.3	27.0
Selling, general and administrative expenses	(10.1)	(8.7)	(10.2)	(8.7)
Research and development expenses	(4.5)	(2.6)	(4.1)	(2.9)
Consolidation, restructuring and related charges	-	-	(0.3)	-
Operating income	13.1	16.8	10.7	15.4
Debt extinguishment loss	-	(3.6)	-	(9.0)
Other expense, net	(0.6)	(0.3)	(0.6)	(0.5)
Income before income taxes	12.5	12.9	10.1	5.9
Income tax provision	(2.8)	(3.6)	(2.7)	(3.0)
Net income	9.7	9.3	7.4	2.9
Net income attributable to noncontrolling interests	(0.3)	(1.0)	(0.5)	(1.1)
Net income attributable to Photronics, Inc.	9.4%	8.3%	6.9%	1.8%

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three months ended July 29, 2012 (Q3-12) and July 31, 2011 (Q3-11) and for the nine months ended July 29, 2012 (YTD-12) and July 31, 2011 (YTD-11), in millions of dollars.

Net Sales

	Three Months Ended			Nine Months Ended
	Q3-12	Q3-11	Percent Change	YTD-12	YTD-11	Percent Change

IC	$90.3	$104.9	(13.9)%	$266.2	$294.7	(9.7)%
FPD	26.3	31.0	(15.1)%	80.0	95.2	(15.9)%
Total net sales	$116.6	$135.9	(14.2)%	$346.2	$389.9	(11.2)%

Net sales for Q3-12 decreased 14.2% to $116.6 million as compared to $135.9 million for Q3-11. The decrease was primarily due to reduced demand for both IC and FPD photomasks as a result of a general slowdown in the semiconductor industry. Revenues attributable to high-end products decreased by $3.8 million to $44.7 million in Q3-12 as compared to $48.5 million in Q3-11. High-end photomask applications include mask sets for 45 nanometer and below for IC products, and G8 and above and active matrix organic light-emitting diode (AMOLED) display screen technologies for FPD products. By geographic area, net sales in Q3-12, as compared to Q3-11, decreased by $8.3 million or 10.4% in Asia, decreased by $9.8 million or 22.2% in North America, and decreased by $1.2 million or 10.1% in Europe. As a percent of total sales, net sales in Q3-12 in Asia were 61%, North America 29% and Europe 10%, and in Q3-11 in Asia were 59%, North America 32%, and Europe 9%.

Index

Net sales for YTD-12 decreased 11.2% to $346.2 million as compared to $389.9 million for YTD-11. The decrease was primarily due to a decrease in demand for mainstream products due to a slowdown in the industry, which was partially offset by increased demand for high-end IC products. Revenues attributable to high-end products increased by $17.5 million to $138.1 million in YTD-12 as compared to $120.6 million in YTD-11 due to increased IC product demand. The Company’s quarterly revenues can be affected by the seasonal purchasing of its customers.

Gross Margin

	Three Months Ended			Nine Months Ended
	Q3-12	Q3-11	Percent Change	YTD-12	YTD-11	Percent Change

Gross margin	$32.3	$38.2	(15.5)%	$87.6	$105.3	(16.8)%
Percentage of net sales	27.7%	28.1%		25.3%	27.0%

Gross margin percentage decreased to 27.7% in Q3-12 from 28.1% in Q3-11 and decreased to 25.3% in YTD-12 from 27.0% in YTD-11. These decreases were a result of the decreases in sales from the prior year periods, as the Company operates in a high fixed cost environment.  To the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted. The decreases in gross margins as a result of decreases in sales were partially offset by reduced manufacturing expenses related to the Singapore restructuring and the purchase of the U.S. nanoFab facility.

Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	Q3-12	Q3-11	Percent Change	YTD-12	YTD-11	Percent Change
Selling, general and administrative expenses	$11.8	$11.8	(0.4)%	$35.3	$34.0	3.9%
Percentage of net sales	10.1%	8.7%		10.2%	8.7%

Selling, general and administrative expenses were $11.8 million in Q3-12 and in Q3-11; and increased to $35.3 million in YTD-12 as compared to $34.0 million in YTD-11, primarily due to increased employee compensation and selling-related expenses.

Research and Development

	Three Months Ended			Nine Months Ended
	Q3-12	Q3-11	Percent Change	YTD-12	YTD-11	Percent Change

Research and development	$5.2	$3.5	48.0%	$14.1	$11.2	25.5%
Percentage of net sales	4.5%	2.6%		4.1%	2.9%

Research and development expenses consist primarily of global development efforts related to high-end process technologies for advanced sub-wavelength reticle solutions for IC technologies. Research and development expenses increased by $1.7 million to $5.2 million in Q3-12, as compared to $3.5 million in Q3-11, and by $2.9 million to $14.1 million in YTD-12, as compared to $11.2 million in YTD-11. The increase in research and development expenses in Q3-12 and YTD-12 as compared to the same periods in the prior year was primarily due to increased activities at advanced nanometer technology nodes for IC photomasks.

Index

Consolidation, Restructuring and Related Charges

	Three Months Ended		Nine Months Ended
	Q3-12	Q3-11	YTD-12	YTD-11

Employee terminations and other	$7	$-	$920	$-
Asset write-downs	-	-	262	-
Total consolidation, restructuring and related charges	$7	$-	$1,182	$-

In the first quarter of fiscal 2012 the Company ceased the manufacture of photomasks at its Singapore facility and, in connection therewith, recorded charges of $1.2 million during the nine month period ended July 29, 2012. The Company expects that this restructuring will be completed in 2012, and expects its total cost to range between $1.5 million and $1.9 million, with that cost primarily being comprised of employee termination costs and asset write-downs.

Other Income (Expense), net

	Three Months Ended		Nine Months Ended
	Q3-12	Q3-11	YTD-12	YTD-11

Interest expense	$(2.0)	$(1.9)	$(5.6)	$(5.5)
Investment and other income (expense), net	1.2	1.5	3.4	3.5
Debt extinguishment loss	-	(5.0)	-	(35.3)
Other income (expense), net	$(0.8)	$(5.4)	$(2.2)	$(37.3)

Interest expense increased slightly in Q3-12 and YTD-12, as compared to the same prior year periods.

Investment and other income (expense), net, decreased in Q3-12 as compared to Q3-11 by $0.3 million primarily due to less favorable foreign currency transaction results. On a comparative YTD basis, investment and other income (expense), net, did not change significantly, as less favorable foreign currency transaction results were offset by increased interest and investment income.

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

Income Tax Provision

	Three Months Ended		Nine Months Ended
	Q3-12	Q3-11	YTD-12	YTD-11

Income tax provision	$3.3	$4.9	$9.2	$11.6

Effective income tax rate	22.4%	27.9%	26.5%	51.0%

Index

The effective income tax rate in Q3-12 and YTD-12 decreased from the comparable prior year periods primarily due to the impacts of the nondeductible debt extinguishment losses and a foreign subsidiary tax settlement, both recorded in Q3-11 and YTD-11, with no comparable item in 2012, partially offset by increased earnings in tax paying jurisdictions. In addition, in fiscal 2012, income tax provisions recorded in jurisdictions in which the Company generated income before income taxes were, due to valuation allowances, not significantly offset by income tax benefits recorded in jurisdictions in which the Company incurred losses before income taxes.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased to $0.3 million in Q3-12 as compared to $1.4 million in Q3-11, and to $1.6 million in YTD-12 as compared to $4.2 million in YTD-11, primarily due to decreased net income at PSMC, the Company's non-wholly owned subsidiary in Taiwan.

As a result of share repurchase programs in 2011 and 2012 by PSMC to purchase for retirement shares of its outstanding common stock, the Company’s ownership percentage in PSMC had, as of July 29, 2012, increased 11.87% to 69.40%. See Note 13 of the Condensed Consolidated Financial Statements for further information. The Company’s ownership percentage in its subsidiary in Korea was 99.7% at July 29, 2012, and did not change over the periods presented.

Liquidity and Capital Resources

The Company's working capital was $212.3 million at July 29, 2012, and $209.3 million at October 30, 2011. The increase in working capital was primarily the result of increased cash and cash equivalents, which were partially offset by an increase in the current portion of long-term borrowings at July 29, 2012, as compared to October 30, 2011. Net cash provided by operating activities was $107.5 million for the nine month period ended July 29, 2012, an increase of $3.0 million from $104.5 million for the nine month period ended July 31, 2011, primarily as a result of increased net income. Net cash used in investing activities for the nine month period ended July 29, 2012, was $107.0 million, which was comprised primarily of capital expenditure payments, including $35 million for the U.S. nanoFab facility. Net cash provided by financing activities of $10.0 million for the nine month period ended July 29, 2012, was primarily comprised of the proceeds of a $25 million term loan, which is discussed below, partially offset by payments to repurchase the common stock of a subsidiary and repayments of long-term borrowings.

The Company's credit facility ("the credit facility") provides for revolving credit of $30 million through April 2015 and a term loan with a balance of $24.4 million at July 29, 2012. The credit facility bears interest (2.5% at July 29, 2012), based upon the Company's total leverage ratio, at LIBOR plus a spread, as defined in the agreement. As of July 29, 2012, the Company had no revolving loan borrowings against the $30 million available to it. The credit facility is secured by substantially all of the Company's assets located in the United States, as well as common stock the Company owns in certain of its foreign subsidiaries. The credit facility is subject to the following financial covenants: minimum fixed charge ratio, total leverage ratio and minimum unrestricted cash balance.

In the second quarter of fiscal 2012 the Company paid $35 million to Micron in connection with the purchase of the U.S. nanoFab facility. In connection therewith, the Company amended its credit facility to include the addition of a $25 million term loan maturing in March 2017, with minimum quarterly principal payments of $0.6 million. The amendment also included a twenty-five basis point reduction in the interest rate charged on any borrowings under the credit facility. As a result of the purchase of the U.S. nanoFab facility, the Company’s lease agreement with Micron for the U.S. nanoFab facility was cancelled, which reduced the Company’s related outstanding  operating lease commitments by a combined total of $15 million for fiscal years 2013 and 2014.

At July 29, 2012, the Company had capital commitments outstanding of approximately $86 million. The Company believes that its currently available resources, together with its capacity for growth and its access to equity and other financing sources, will be sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the next twelve months. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms, should the Company's capital requirements exceed cash available from operations, existing cash, and cash available under its credit facility.

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

Index

Off-Balance Sheet Arrangements

Under the MP Mask joint venture operating agreement, in order to maintain its 49.99% ownership interest, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount specified in the operating agreement. Cumulatively through July 29, 2012, the Company has contributed $32.5 million to the joint venture (including capital contributions of $7.5 million and $13.0 million made during the three and nine month periods ended July 29, 2012, respectively), and has received distributions from the joint venture totaling $10.0 million.

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

Effect of Recent Accounting Pronouncements

There have been no recent accounting pronouncements whose adoption would affect the Company’s financial statements or related disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company records derivatives on the condensed consolidated balance sheets as assets or liabilities, measured at fair value. The Company does not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of those derivatives are reported in the condensed consolidated statements of income, or as accumulated other comprehensive income or loss, a separate component of equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, among other criteria, the derivative must be a hedge of an interest rate, price, foreign currency exchange rate, or credit risk, that is expected to be highly effective at the inception of the hedge and be highly effective in achieving offsetting changes in the fair value or cash flows of the hedged item during the term of the hedge, and formally documented at the inception of the hedge. The types of risks hedged are those related to the variability of future cash flows caused by movements in foreign currency exchange and interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of, and during the term of each hedge.

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

Index

The Company's primary net foreign currency exposures as of July 29, 2012, included the Korean won, the Japanese yen, the New Taiwan dollar, the Singapore dollar, the British pound, and the euro. As of July 29, 2012, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $2.5 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations, or cash flows.

Interest Rate Risk

At July 29, 2012, the Company had $24.4 million in variable rate borrowings. A 10% change in interest rates would not have had a material effect on the Company's consolidated financial position, results of operations, or cash flows in the three and nine month periods ended July 29, 2012.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the Company's third quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II.      OTHER INFORMATION

Item 1A.	RISK FACTORS

     There have been no material changes to risks relating to the Company's business as disclosed in Part 1, Item 1A of the Company's Form 10-K for the year ended October 30, 2011.

Item 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description

10.9	Amendment to the Employee Stock Purchase Plan as of March 28, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ SEAN T. SMITH
Sean T. Smith
Senior Vice President
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date:  September 5, 2012