Form 10-K
period 2012-10-28
PHOTRONICS INC
filed 2013-01-09
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 28, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 0-15451

PHOTRONICS, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-0854886
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15 Secor Road, Brookfield, Connecticut	06804
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(203) 775-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NASDAQ Global Select Market

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
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐  Accelerated Filer ☒  Non-Accelerated Filer ☐  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of April 29, 2012, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant's common stock held by non-affiliates was approximately $376,906,797 (based upon the closing price of $6.40 per share as reported by the NASDAQ Global Select Market on that date).

As of December 31, 2012, 60,721,580 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2013
Annual Meeting of Shareholders	Incorporated into Part III
to be held in April 2013	of this Form 10-K

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

Sales and Marketing

The market for photomasks primarily consists of domestic and international semiconductor and FPD manufacturers and designers, including a limited number of manufacturers who have the capability to internally manufacture photomasks. Photomasks are manufactured by independent merchant manufacturers like Photronics, and by semiconductor and FPD manufacturers that produce photomasks exclusively for their own use (captive manufacturers). Previously there was a trend towards the divesture or closing of captive photomask operations by semiconductor manufacturers and an increase in the share of the market served by independent manufacturers. This trend was driven by the increased complexity and cost of capital equipment used in manufacturing photomasks and the lack of economy of scale for many semiconductor and FPD manufacturers to effectively utilize the equipment.  However, more recently the remaining and largest captive mask facilities have started investing at faster rates than independent manufacturers to capture certain roadmap requirements.  Nevertheless, most captives maintain business and technology relationships with independent photomask manufacturers for ongoing support.

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

Customers

The Company primarily sells its products to leading semiconductor and FPD manufacturers. The Company's largest customers (listed alphabetically) during the fiscal year ended October 28, 2012 ("fiscal 2012") included the following:

Aptina Imaging Corporation	Magnachip Semiconductor
AU Optronics Corp.	Micron Technology, Inc.
Dongbu HiTek Co. Ltd.	Nanya Technology Corporation
Global Foundries, Inc.	Novatek Microelectronics Corp., Ltd.
Himax Display, Inc.	Samsung Electronics Co., Ltd.
IM Flash Technologies, LLC	ST Microelectronics, Inc.
Inotera Memories, Inc.	Systems on Silicon Manufacturing Co. Pte. Ltd.
Intel Corporation	Texas Instruments Incorporated
Jenoptik AG	United Microelectronics Corp.
LG Electronics, Inc.	X-FAB Silicon Foundries

During fiscal 2012, the Company sold its products and services to approximately 600 customers. Samsung Electronics Co., Ltd. accounted for approximately 22%, 20% and 19% of the Company’s net sales in fiscal 2012, 2011 and 2010, respectively. This included sales of both IC and FPD photomasks. The Company's five largest customers, in the aggregate, accounted for approximately 43%, 45% and 39% of net sales in fiscal 2012, 2011 and 2010, respectively. A significant decrease in the amount of sales to any of these customers could have a material adverse effect on the financial performance and business prospects of the Company.

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

Research and Development

The Company conducts its primary research and development activities for IC photomasks at its MP Mask Technology Center, LLC ("MP Mask"), a joint venture with Micron Technology, Inc. (“Micron”) and at its U.S. nanoFab, both of which are located in Boise, Idaho, and also at PK, Ltd. (“PKL”), its subsidiary in Korea, and at Photronics Semiconductor Mask Corporation (“PSMC”), one of its subsidiaries in Taiwan, and for FPD photomasks at PKL, and in site-specific research and development programs to support strategic customers. These research and development programs and activities are designed to advance the Company's leadership in technology and manufacturing efficiency. The Company also conducts application oriented research and development activities to support the early adoption of new photomask or supporting data and services technology into the customers' applications. Currently, research and development photomask activities for ICs are focused on 20 nanometer node and below, and for FPDs on Generation 8 resolution enhancement masks, substrates larger than Generation 8 and masks for AMOLED type displays. The Company believes these core competencies will continue to be a critical part of semiconductor and FPD manufacturing, as optical lithography continues to scale device capabilities at and below 45 nanometer and at and above Generation 8. The Company has incurred research and development expenses of $ 19.4 million, $15.5 million and $14.9 million in fiscal 2012, 2011 and 2010, respectively. The Company believes that it owns, controls, or licenses valuable proprietary information that is necessary for its business as it is presently conducted. This includes trade secrets as well as patents. The Company believes that its intellectual property and trade secret know-how will continue to be important to its technical leadership in the field of photomasks.

Patents and Trademarks

The Company has ownership interests in over 50 issued U.S. patents, and over 24 registered patents in other parts of the world. The subject matter of these patents, which are registered in various countries, generally relates to the manufacture of IC photomasks or the use of photomasks to manufacture other products. The expiration dates of these patents range from 2018 to 2030. Additionally, pursuant to a technology license agreement with Micron, the Company has access to certain technology of Micron and MP Mask. The Company also has a number of trademarks and trademark registrations in the United States and in other countries.

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

International Operations

Sales from the Company’s international operations were approximately 70%, 69% and 71% of the Company's net sales in fiscal 2012, 2011 and 2010, respectively. The Company believes that its ability to serve international markets requires it to have, among other things, a local presence in the markets that it serves. This requires a significant investment in financial, managerial, operational, and other resources.

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

The Company estimates that, for the types of photomasks it manufactures (IC and FPD), the size of the total market (captive and merchant) is approximately $3.6 billion. Its competitors include Compugraphics, Inc., Dai Nippon Printing Co., Ltd., Hoya Corporation, SK-Electronics Co. Ltd., Taiwan Mask Corporation and Toppan Printing Co., Ltd. The Company also competes with semiconductor manufacturers' captive photomask manufacturing operations that supply photomasks for internal use and, in some instances, also for external customers and foundries. The Company expects to face continued competition which, in the past, has led to pressure to reduce prices. The Company believes the pressure to reduce prices has contributed to the decrease in the number of independent manufacturers, and expects such pressure to continue in the future.

Employees

As of October 28, 2012, the Company had approximately 1,300 employees. The Company believes it offers competitive compensation and other benefits and that its employee relations are good.

ITEM 1A.	RISK FACTORS

The Company's dependency on the semiconductor industry, which as a whole is volatile, could have a negative material impact on its business.

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

The Company may incur future net losses.

Although the Company has been profitable since fiscal 2010, it has, in the past, incurred net losses. The net losses experienced in prior recent years were due, in part, to macroeconomic factors, which resulted in significant charges for restructurings and impairments of long-lived assets. The Company cannot provide assurance that it will not incur net losses in the future.

The Company's quarterly operating results fluctuate significantly and may continue to do so in the future.

The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify in the future. Fluctuations in operating results may result in volatility in the prices of the Company's common stock and financial instruments linked to the value of the Company's common stock. Operating results may fluctuate as a result of many factors, including the size and timing of orders and shipments, the loss of significant customers, changes in product mix, the flow of customer design releases, technological change, fluctuations in manufacturing yields, competition and general economic conditions. The Company operates in a high fixed cost environment and, should its revenues and asset utilization decrease, its operating margins could be negatively impacted.

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

The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, the Company will be required to continually anticipate, respond to and utilize changing technologies of increasing complexity in both traditional and emerging markets that it serves. In particular, the Company believes that, as semiconductor geometries continue to become smaller and FPDs become larger with improved performance, it will be required to manufacture increasingly complex photomasks. Additionally, the demand for photomasks has been, and could in the future be, adversely affected by changes in semiconductor and high performance electronics fabrication methods that affect the type or quantity of photomasks utilized, such as changes in semiconductor demand that favor field programmable gate arrays and other semiconductor designs that replace application-specific ICs. Furthermore, increased market acceptance of alternative methods of transferring IC designs onto semiconductor wafers could reduce or eliminate the need for photomasks in the production of semiconductors. As of the end of fiscal 2012, one alternative method, direct-write lithography, has not been proven to be a commercially viable alternative to photomasks, as it is considered to be too slow for high volume semiconductor wafer production. However, should direct-write or any other alternative method of transferring IC designs to semiconductor wafers without the use of photomasks achieve market acceptance, and if the Company is unable to anticipate, respond to or utilize these or other technological changes, due to resource, technological or other constraints, its business and results of operations could be materially adversely affected.

The Company's operations will continue to require substantial capital expenditures, for which it may be unable to obtain funding.

The manufacture of photomasks requires substantial investments by the Company in high-end manufacturing capability. The Company expects that it will be required to continue to make substantial capital expenditures to meet the technological demands of its customers and to position itself for future growth. The Company's capital expenditure payments for fiscal 2013 are expected to be in the range of $70 million to $90 million, of which $7 million was in accounts payable and accrued liabilities as of October 28, 2012. The Company cannot provide assurance that it will be able to obtain the additional capital required to fund its operations on reasonable terms, if at all, or that any such inability will not have a material adverse effect on its business and results of operations.

The Company's agreements with Micron have several risks; should either company not comply or execute under these agreements it could significantly disrupt the Company's business and technological activities, which could have a material adverse effect on the Company's operations or cash flows.

In 2006 Photronics and Micron entered into a joint venture known as MP Mask. The joint venture develops and produces photomasks for leading-edge and advanced next generation semiconductors. As part of the formation of the joint venture, Micron contributed its existing photomask technology center located at its Boise, Idaho, headquarters to MP Mask and Photronics paid Micron $135 million in exchange for a 49.99% interest in MP Mask, a license for photomask technology of Micron and certain supply agreements. Since the formation of the joint venture, the Company has, through October 28, 2012, made contributions to MP Mask of $38 million and received returns of investments of $10 million.

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

Historically, the Company has sold a significant proportion of photomasks to a limited number of IC and FPD manufacturers. During fiscal 2012, one customer, Samsung Electronics Co., Ltd., accounted for approximately 22% of the Company's net sales. The Company's five largest customers, in the aggregate, accounted for approximately 43%, 45% and 39% of net sales in fiscal 2012, 2011, and 2010, respectively. None of the Company's customers has entered into a significant long-term agreement with the Company requiring them to purchase the Company's products. The loss of a significant customer or a significant reduction or delay in orders from any significant customer, (including reductions or delays due to customer departures from recent buying patterns), or an unfavorable change in market, economic, or competitive conditions in the semiconductor or FPD industries, could have a material adverse effect on the Company's financial performance and business prospects. The consolidation of semiconductor manufacturers or an economic downturn in the semiconductor industry may increase the likelihood of losing a significant customer and also have an adverse effect on the Company's financial performance and business prospects.

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

The Company uses high precision quartz photomask blanks, pellicles, and electronic grade chemicals in its manufacturing processes. There are a limited number of suppliers of these raw materials. The Company has no long-term contracts for the supply of these raw materials. Any delays or quality problems in connection with significant raw materials, particularly photomask blanks, could cause delays in the shipments of photomasks, which could have a material adverse effect on the Company's business and results of operations. The fluctuation of foreign currency exchange rates, with respect to prices of equipment and raw materials used in manufacturing, could also have a material adverse effect on the Company's business and results of operations.

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

The Company's future acquisitions may entail certain operational and financial risks.

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

The Company's cash flows from operations and current holdings of cash may not be adequate for its current and long-term needs.

The Company's liquidity is highly dependent on its sales volume and the timing of its capital expenditures, (which can vary significantly from period to period), as it operates in a high fixed cost environment. Depending on conditions in the semiconductor and FPD markets, the Company's cash flows from operations and current holdings of cash may not be adequate to meet its current and long-term needs for capital expenditures, operations and debt repayments. Historically, in certain years, the Company has used external financing to fund these needs. Due to conditions in the credit markets and covenant restrictions on its existing debt, some financing instruments used by the Company in the past may not be available to it. Therefore, the Company cannot provide assurance that additional sources of financing would be available to it on commercially favorable terms, if at all, should its cash requirements exceed its cash available from operations, existing cash, and cash available under its credit facility.

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

The Company operates in a highly competitive environment and, should it be unable to meet its customers’ requirements for product quality, timeliness of delivery or technical capabilities, its sales could be adversely affected.

The photomask industry is highly competitive, and most of the Company's customers utilize more than one photomask supplier. The Company's competitors include Compugraphics, Inc., Dai Nippon Printing Co., Ltd., Hoya Corporation, SK-Electronics Co., Ltd., Taiwan Mask Corporation and Toppan Printing Co., Ltd. The Company also competes with semiconductor manufacturers' captive photomask manufacturing operations, some of which market their photomask manufacturing services to outside customers. The Company expects to face continued competition from these and other suppliers in the future. Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources than it has. Also, when producing smaller geometry photomasks, some of the Company's competitors may be able to more rapidly develop, produce, and achieve higher manufacturing yields than the Company. The Company believes that consistency of product quality and timeliness of delivery, as well as price, technical capability, and service are the principal factors considered by customers in selecting their photomask suppliers. The Company's inability to meet these requirements could have a material adverse effect on its business and results of operations. In the past, competition led to pressure to reduce prices which, the Company believes, contributed to the decrease in the number of independent photomask suppliers. This pressure to reduce prices may continue in the future.

The Company's substantial international operations are subject to additional risks.

Sales from the Company’s international operations were approximately 70%, 69% and 71% of the Company's net sales in fiscal 2012, 2011 and 2010, respectively. The Company believes that maintaining significant international operations requires it to have, among other things, a local presence in the geographic markets that it supplies. This requires significant investments in financial, managerial, operational, and other resources. Since 1996, the Company has significantly expanded its operations in international markets by acquiring existing businesses in Europe, acquiring majority equity interests in photomask manufacturing operations in Korea and Taiwan and building a new manufacturing facility for FPD photomasks in Taiwan. The Company, in order to enable it to optimize its investments and other resources, closely monitors the semiconductor and FPD manufacturing markets for indications of geographic movement and, in conjunction with these efforts, continues to assess the locations of its manufacturing facilities. These assessments may result in the opening or closing of facilities.

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

Changes in foreign currency exchange rates could have a material adverse effect on the Company's results of operations, financial condition or cash flows.

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and are reported in U.S. dollars. The Company's operations have transactions and balances denominated in currencies other than the U.S. dollar, primarily the Korean won, New Taiwan dollar, Japanese yen, Singapore dollar, euro, and the pound sterling. In fiscal 2012, the Company recorded a net gain from changes in foreign currency exchange rates of $0.2 million in its statement of income, while its net assets were increased by $5.8 million as a result of the translation of foreign currency financial statements to U.S. dollars. In the event of significant foreign currency fluctuations, the Company's results of operations, financial condition or cash flows may be adversely affected.

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

Unfavorable general economic conditions in the U.S. or other countries in which the Company or its customers conduct business may have the effect of reducing the demand for photomasks. Economic downturns may lead to a decrease in demand for end products whose manufacturing processes involve the use of photomasks, which may result in a reduction in new product design and development by semiconductor manufacturers, and adversely affect the Company's results of operations and cash flows.

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

The Company relies on information technology systems to process, transmit, store, and protect electronic information. For example, a significant portion of the communications between the Company’s personnel, customers, and suppliers depends on information technology. Information technology systems of the Company may be vulnerable to a variety of interruptions due to events beyond its control including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues. The Company has technology and information security processes and disaster recovery plans in place to mitigate its risk to these vulnerabilities. However, these measures may not be adequate to ensure that its operations will not be disrupted, should such an event occur.

Servicing the Company's debt requires a significant amount of cash, and the Company may not have sufficient cash flows from its operations to pay its indebtedness.

The Company's ability to make scheduled payments of debt principal and interest or to refinance its indebtedness depends on its future performance, which is subject to economic, financial, competitive and other factors beyond the Company's control. The Company's business may not continue to generate sufficient cash flows from operations in the future to both service its debt and make necessary capital expenditures. If the Company is unable to generate such cash flows, it may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. The Company's ability to refinance its indebtedness will depend upon the conditions in the capital markets and the Company's financial condition at such time. The Company may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on its debt obligations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The following table presents certain information about the Company's photomask manufacturing facilities:

Location	Type of Interest

Allen, Texas	Owned
Boise, Idaho	Owned
Brookfield, Connecticut	Owned
Bridgend, South Wales	Leased
Cheonan, Korea	Owned
Dresden, Germany	Leased
Hsinchu, Taiwan	Leased
Singapore	Leased	(1)
Taichung, Taiwan	Owned	(2)

(1)	The Company ceased the manufacturing of photomasks at its Singapore facility in December 2011.

(2)	The Company owns its manufacturing facility in Taichung, however, it leases the related land.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of the Company is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol PLAB. The table below shows the range of high and low sale prices per share of each quarter for fiscal years 2012 and 2011, as reported by the NASDAQ Global Select Market.

	High	Low
Fiscal Year Ended October 28, 2012:

Quarter Ended January 29, 2012	$7.65	$4.95
Quarter Ended April 29, 2012	7.70	5.80
Quarter Ended July 29, 2012	6.72	5.33
Quarter Ended October 28, 2012	6.45	4.80

Fiscal Year Ended October 30, 2011:

Quarter Ended January 30, 2011	$7.25	$5.63
Quarter Ended May 1, 2011	10.15	6.47
Quarter Ended July 31, 2011	10.13	7.46
Quarter Ended October 30, 2011	7.93	4.58

On December 31, 2012, the closing sale price of the Common Stock per the NASDAQ Global Select Market was $5.96. Based on information available to the Company, the Company believes it has approximately 11,000 shareholders.

The Company, to date, has not paid any cash dividends on PLAB shares and, for the foreseeable future, anticipates that earnings will continue to be retained for use in its business. Further, the Company's credit facility precludes it from paying cash dividends.

Securities authorized for issuance under equity compensation plans

The information regarding the Company's equity compensation required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from the Company's 2013 definitive Proxy Statement into Item 12 of Part III of this report. The 2013 Proxy Statement will be filed within 120 days after the Company’s fiscal year ended October 28, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is derived from the Company's audited consolidated financial statements. The data should be read in conjunction with the audited consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K (in thousands, except per share amounts).

	Year Ended
	October 28,		October 30,		October 31,		November 1,		November 2,
	2012		2011		2010		2009		2008

OPERATING DATA:

Net sales	$450,439		$512,020		$425,554		$361,353		$422,548

Cost and expenses:
Cost of sales	(338,519)		(375,806)		(333,739)		(304,282)		(349,841)
Selling, general and administrative	(46,706)		(45,240)		(42,387)		(41,162)		(55,167)
Research and development	(19,371)		(15,507)		(14,932)		(15,423)		(17,475)
Consolidation, restructuring and related (charges) credits	(1,428	) (a)	-		4,979	(e)	(13,557	) (g)	(510	) (j)
Impairment of long-lived assets	-		-		-		(1,458	) (h)	(66,874	) (k)
Impairment of goodwill	-		-		-		-		(138,534	) (l)
Gain on sale of facility	-		-		-		2,034		-
Operating income (loss)	44,415		75,467		39,475		(12,495)		(205,853)

Other income (expense):
Interest expense	(7,488)		(7,258)		(9,475)		(22,401)		(11,878)
Interest and other income
(expense), net	3,721	(b)	2,949	(c)	2,553	(f)	(2,208	) (i)	5,562
Debt extinguishment loss	-		(35,259	) (d)	-		-		-
Income (loss) before income tax (provision) benefit	40,648		35,899		32,553		(37,104)		(212,169)
Income tax (provision) benefit	(10,793)		(15,691)		(7,471)		(4,323)		2,778
Net income (loss)	29,855	(a) (b)	20,208	(c) (d)	25,082	(e) (f)	(41,427	) (g) (h) (i)	(209,391	) (j) (k) (l)
Net income attributable to noncontrolling interests	(1,987)		(3,979)		(1,160)		(483)		(1,374)
Net income (loss) attributable to Photronics, Inc. shareholders	$27,868	(a) (b)	$16,229	(c) (d)	$23,922	(e) (f)	$(41,910	) (g) (h) (i)	$(210,765	) (j) (k) (l)

Earnings (loss) per share:

Basic	$0.46	(a) (b)	$0.28	(c) (d)	$0.45	(e) (f)	$(0.97	) (g) (h) (i)	$(5.06	) (j) (k) (l)
Diluted	$0.44	(a) (b)	$0.28	(c) (d)	$0.43	(e) (f)	$(0.97	) (g) (h) (i)	$(5.06	) (j) (k) (l)
Weighted-average number of common shares outstanding:

Basic	60,055		57,030		53,433		43,210		41,658
Diluted	76,464		58,458		65,803		43,210		41,658

BALANCE SHEET DATA

	As of
	October 28,	October 30,	October 31,	November 1,	November 2,
	2012	2011	2010	2009	2008

Working capital	$234,281	$209,306	$86,573	$89,542	$66,419
Property, plant and equipment, net	380,808	368,680	369,814	347,889	436,528
Total assets	849,234	817,854	703,879	663,656	758,007
Long-term debt	168,956	152,577	78,852	112,137	202,979
Equity	586,001	559,756	495,943	449,696	432,398

(a)	Includes consolidation and restructuring charges of $1.4 million in connection with the discontinuance of manufacturing operations at the Company's Singapore facility.

(b)	Includes non-cash gain of $0.1 million in connection with subsequent measurement at fair value of warrants issued to purchase the Company’s common stock.

(c)	Includes non-cash charge of $0.4 million in connection with subsequent measurement at fair value of warrants issued to purchase the Company’s common stock.

(d)
Includes losses recorded in connection with the acquisition of $35.4 million face amount of the Company’s 5.5% convertible senior notes, in exchange for 5.2 million shares of its common stock and cash of $22.9 million.

(e)	Includes consolidation and restructuring credits of $5.0 million in connection with the closure of the Company's Shanghai, China, facility.

(f)	Includes non-cash charge of $0.9 million in connection with subsequent measurement at fair value of warrants issued to purchase the Company's common stock.

(g)	Includes consolidation and restructuring charges of $13.6 million in connection with the closures of the Company's Shanghai, China, and Manchester, U.K., manufacturing facilities.

(h)	Includes impairment charge of $1.5 million related to the Company's Manchester, U.K., manufacturing facility.

(i)	Includes non-cash charge of $0.3 million in connection with subsequent measurement at fair value of warrants issued to purchase the Company's common stock.

(j)	Includes consolidation and restructuring charges of $0.5 million in connection with the closure of the Company's Manchester, U.K., manufacturing facility.

(k)	Includes impairment charge of $66.9 million for certain long-lived assets in Asia and Europe.

(l)	Includes impairment of goodwill charge of $138.5 million.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended October 28, 2012, October 30, 2011 and October 31, 2010

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

The Company is focused on improving its competitiveness by advancing its technology and reducing costs and, in connection therewith, has invested in manufacturing equipment to serve the high-end market. The Company, in order to lower its operating costs and increase its manufacturing efficiencies, ceased the manufacture of photomasks at its Singapore facility in December 2011.

As the Company continues to face challenges in the current and near term that require it to continue to make significant improvements in its competitiveness, it continues to evaluate further cost reduction initiatives.

As of December 2012 state-of-the-art production for semiconductor masks is considered to be 45 nanometer and lower for ICs and Generation 8 and above and AMOLED display based process technologies for FPDs. However, 65 nanometer and above geometries for semiconductors and Generation 7 and below, excluding AMOLED, process technologies for FPDs constitute the majority of designs currently being fabricated in volume. At these geometries, the Company can produce full lines of photomasks and there is no significant technology employed by the Company's competitors that is not available to the Company. The Company expects 45 nanometer designs to continue to move to wafer fabrication throughout fiscal 2013, and believes it is well positioned to service an increasing volume of this business as a result of its investments in manufacturing processes and technology in the global regions where its customers are located.

The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, the Company will be required to continually anticipate, respond to, and utilize changing technologies. In particular, the Company believes that, as semiconductor geometries continue to become smaller, it will be required to manufacture even more complex optically-enhanced reticles, including optical proximity correction and phase-shift photomasks. Additionally, demand for photomasks has been, and could in the future be, adversely affected by changes in semiconductor and high performance electronics fabrication methods that affect the type or quantity of photomasks used, such as changes in semiconductor demand that favor field-programmable gate arrays and other semiconductor designs that replace application-specific ICs. Furthermore, increased market acceptance of alternative methods of transferring circuit designs onto semiconductor wafers could reduce or eliminate the need for photomasks in the production of semiconductors. As of the end of fiscal 2012, one alternative method, direct-write lithography, has not been proven to be a commercially viable alternative to photomasks, as it is considered too slow for high volume semiconductor wafer production, and the Company has not experienced a significant loss of revenue as a result of this or other alternative semiconductor design methodologies. However, should direct-write or any other alternative method of transferring IC designs to semiconductor wafers without the use of photomasks achieve market acceptance, and the Company does not anticipate, respond to, or utilize these or other changing technologies due to resource, technological or other constraints, its business and results of operations could be materially adversely affected.

Both revenues and costs have been affected by the increased demand for high-end technology photomasks that require more advanced manufacturing capabilities, but generally command higher average selling prices ("ASPs"). The Company's capital expenditure payments aggregated approximately $250 million for the three fiscal years ended October 28, 2012, resulting in significant increases in operating expenses. The Company intends to continue to make the required investments to support the technological demands of its customers and position itself for future growth, and expects capital expenditure payments to be between $70 million and $90 million in fiscal 2013.

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

In the second quarter of fiscal 2012 the Company paid $35 million to Micron in connection with its purchase of the U.S. nanoFab facility, which it had been leasing from Micron under an operating lease that was to end in December 2014. The purchase of the facility resulted in the Company’s outstanding operating lease commitments being reduced by a total of $15 million for fiscal years 2013 and 2014.

In the second quarter of fiscal 2012 the Company, in connection with its purchase of the U.S. nanoFab facility, amended its credit facility (“the credit facility”) to include the addition of a $25 million term loan maturing in March 2017 with minimum quarterly principal payments of $0.6 million (quarterly payments commenced in June 2012 and are based on a ten year repayment period). The amendment also included a twenty-five basis point reduction in the interest rate charged on any borrowings under the credit facility. The credit facility bears interest (2.5% at October 28, 2012), based on the Company’s total leverage ratio, at LIBOR plus a spread, as defined in the credit facility.

In the first quarter of fiscal 2012 the Company ceased the manufacture of photomasks at its Singapore facility.  This action, which was substantially completed in fiscal 2012, resulted in the Company recording restructuring charges of $1.4 million in fiscal 2012.

In 2012 the board of directors of PSMC authorized PSMC to repurchase additional shares of its outstanding common stock for retirement. These repurchase programs resulted in 35.9 million shares being purchased for $15.6 million in the fiscal year ended October 28, 2012. PSMC’s repurchase of these shares increased the Company’s ownership percentage in PSMC from 62.25% at October 30, 2011 to 72.09% as of October 28, 2012. Subsequent to fiscal year 2012, PSMC completed its most recent share repurchase program in November 2012 with the repurchase of an additional 9.2 million shares for $4.2 million, which increased the Company’s ownership in PSMC to 75.11%.

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

In the second and third quarters of fiscal 2011 the Company, in two separate transactions, acquired $35.4 million of its 5.5% convertible senior notes in exchange for 5.2 million shares of its common stock, with a fair value of $45.7 million, and cash of $22.9 million (the note holders received 147.529 shares and cash of $647 for each $1,000 note). The Company, in connection with these transactions, recorded extinguishment losses of $35.1 million, which included the write-off of deferred financing fees of $2.0 million. The losses are included in other income (expense) in the Company’s consolidated statements of income.

Results of Operations

     The following table presents selected operating information expressed as a percentage of net sales:

	Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010

Net sales	100.0%	100.0%	100.0%
Cost of sales	(75.1)	(73.4)	(78.4)
Gross margin	24.9	26.6	21.6
Selling, general and administrative expenses	(10.4)	(8.9)	(10.0)
Research and development expenses	(4.3)	(3.0)	(3.5)
Consolidation, restructuring and related (charges) credits	(0.3)	-	1.2
Operating income	9.9	14.7	9.3
Interest expense	(1.7)	(1.4)	(2.3)
Interest and other income (expense), net	0.8	0.6	0.6
Debt extinguishment loss	-	(6.9)	-
Income before income tax provision	9.0	7.0	7.6
Income tax provision	(2.4)	(3.1)	(1.7)
Net income	6.6	3.9	5.9
Net income attributable to noncontrolling interests	(0.4)	(0.8)	(0.3)
Net income attributable to Photronics, Inc. shareholders	6.2%	3.1%	5.6%

Note: All the following tabular comparisons, unless otherwise indicated, are for the fiscal years ended October 28, 2012 (2012), October 30, 2011 (2011) and October 31, 2010 (2010), in millions of dollars.

Net Sales

				Percent Change
	2012	2011	2010	2011 to 2012	2010 to 2011

IC	$350.1	$391.2	$329.8	(10.5)%	18.6%
FPD	100.3	120.8	95.8	(17.0)	26.2
Total net sales	$450.4	$512.0	$425.6	(12.0)%	20.3%

Net sales for 2012 decreased 12.0% to $450.4 million as compared to $512.0 million for 2011, primarily due to reduced photomask demand as a result of a general slowdown in the semiconductor industry, although high-end IC unit demand  and revenues increased. Revenues attributable to high-end products increased by $12 million to $173 million, as high-end revenues for IC increased by $15 million to $110 million, which were partially offset by a $3 million reduction in  high-end FPD revenues to $63 million. Mainstream IC and FPD revenues decreased in 2012 as compared to 2011 as a result of decreases in both unit demand and average selling prices (ASPs). High-end photomask applications, which typically have higher ASPs, include photomask sets for IC products using 45 nanometer and below technologies, and for FPD products using Generation 8 and above and AMOLED technologies. By geographic area, net sales in 2012 as compared to 2011 decreased by $32.8 million or 10.7% in Asia, decreased by $22.8 million or 14.5% in North America, and decreased by $6.0 million or 12.8% in Europe. As a percent of total sales in 2012, sales were 61% in Asia, 30% in North America and 9% in Europe.

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

Gross Margin

				Percent Change
				2011 to	2010 to
	2012	2011	2010	2012	2011

Gross margin	$111.9	$136.2	$91.8	(17.8)%	48.4%
Gross margin %	24.9%	26.6%	21.6%	-	-

Gross margin percentage decreased to 24.9% in 2012 from 26.6% in 2011, primarily due to a decrease in sales in 2012 as compared to 2011. The Company operates in a high fixed cost environment and, to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted. Gross margin percentage increased to 26.6% in 2011 from 21.6% in 2010. This increase was primarily due to increased sales volume, including high-end photomasks which typically have higher ASPs.

Selling, General and Administrative Expenses

				Percent Change
				2011 to	2010 to
	2012	2011	2010	2012	2011

S,G&A expenses	$46.7	$45.2	$42.4	3.2%	6.7%
% of net sales	10.4%	8.9%	10.0%	-	-

Selling, general and administrative expenses increased by $1.5 million to $46.7 million in 2012, as compared to 2011, and increased by $2.8 million to $45.2 million in 2011 as compared to 2010. These increases were primarily related to increased employee compensation and selling-related expenses.

Research and Development

				Percent Change
				2011 to	2010 to
	2012	2011	2010	2012	2011

R&D expense	$19.4	$15.5	$14.9	24.9%	3.9%
% of net sales	4.3%	3.0%	3.5%	-	-

Research and development expenses consist primarily of global development efforts related to high-end process technologies for advanced sub-wavelength reticle solutions for IC technologies. Research and development expenses increased by $3.9 million to $19.4 million in 2012, as compared to 2011, primarily due to increased activities at advanced nanometer technology nodes for IC and FPD photomasks. Research and development expenses did not change significantly in 2011 as compared to 2010.

Consolidation, Restructuring and Related Charges (Credits)

	2012	2011	2010

Employee terminations and other	$1.1	$-	$0.2
Asset write-downs	0.3	-	-
Net gain on sales of assets	-	-	(5.2)
Total consolidation, restructuring and related charges (credits)	$1.4	$-	$(5.0)

Singapore Facility

In the first quarter of fiscal 2012 the Company ceased the manufacture of photomasks at its Singapore facility and, in connection therewith, recorded charges of $1.4 million during fiscal 2012. This restructuring, which was comprised primarily of employee termination costs, was substantially completed in fiscal 2012.

Shanghai, China, Facility

Net restructuring credits of $5.0 million in 2010 primarily relate to the sale of the Company’s Shanghai, China, manufacturing facility. In 2009 the carrying value of this facility was written down to its estimated fair value at that time, and in 2010 the facility was sold for net proceeds of $12.9 million, which exceeded its carrying value and resulted in a gain of $5.4 million that was recorded as a credit to the restructuring reserve.

The Company continues to assess its global manufacturing strategy. This ongoing assessment could result in future facility closures, asset redeployments, workforce reductions, and the addition of increased manufacturing facilities, all of which would be predicated on market conditions and customer requirements.

Other Income (Expense)

	2012	2011	2010

Interest expense	$(7.5)	$(7.2)	$(9.5)
Interest and other income (expense), net	3.7	2.9	2.6
Debt extinguishment loss	-	(35.3)	-
Total other expense, net	$(3.8)	$(39.6)	$(6.9)

Interest expense increased slightly in 2012, as compared to 2011, primarily as a result of the term loan entered into in the second quarter of 2012.  Interest and other income (expense), net increased in 2012 as compared to 2011, primarily as a result of increased interest income on the Company’s higher cash balances in 2012.

Interest expense decreased in 2011, as compared to 2010, primarily as a result of higher interest rate debt being replaced with the 3.25% convertible senior notes issued by the Company in March 2011.  In addition, in 2010, the Company wrote off $1.0 million of deferred financing fees, that was charged to interest expense, in connection with refinancing its credit facility.  Interest and other income (expense), net, increased in 2011 as compared to 2010 primarily due to increased investment earnings on the Company’s higher cash balances in 2011, lower non-cash losses related to changes in the fair value of certain of the Company’s common stock warrants and increased earnings on its equity method investment, all of which were largely offset by less favorable foreign currency transaction results.

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

Income Tax Provision

	2012	2011	2010

Income tax provision	$10.8	$15.7	$7.5

Effective income tax rate	26.6%	43.7%	23.0%

The effective tax rate differs from the U.S. statutory rate of 35% in fiscal year 2012 primarily due to a higher level of earnings being taxed at lower statutory rates in foreign jurisdictions combined with the benefit of various investment credits in the foreign jurisdictions.

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

The effective income tax rate differs from the U.S. statutory rate of 35% in 2010 primarily due to tax rates being lower than the U.S. rate in other countries where the Company’s income is taxed. The Company, in 2010, also benefitted from the utilization of various investment tax credits in Korea and Taiwan.

The Company considers all available evidence when evaluating the potential future realization of its deferred tax assets and, when based on the weight of all available evidence, it determines that it is more likely than not that some portion or all of its deferred tax assets will not be realized, reduces its deferred tax assets by a valuation allowance.  As a result of these evaluations, the valuation allowance was increased (decreased) by $2.5 million, $(8.2) million and $10.9 million in 2012, 2011 and 2010, respectively.  The Company also regularly assesses the potential outcomes of ongoing and future examinations and, accordingly, has recorded accruals for such contingencies.

PKLT, the Company's FPD manufacturing facility in Taiwan, has been accorded a tax holiday which commenced in 2012 and expires in 2017. In addition, the Company was accorded a tax holiday in China which expired in 2011. The availability of these tax holidays did not have a significant impact on the Company's decision to increase its Asian presence, which was in response to fundamental changes that took place in the semiconductor industry that the Company serves. These tax holidays had no dollar or per share effect on the 2012, 2011 or 2010 fiscal years.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased to $2.0 million in 2012 as compared to $4.0 million in 2011, primarily as a result of decreased net income at PSMC, the Company's non-wholly owned subsidiary in Taiwan, and to a lesser extent, due to PSMC’s share repurchase program (discussed below).  Net income attributable to noncontrolling interests increased to $4.0 million in 2011 as compared to $1.2 million in 2010, primarily as a result of increased net income in 2012 at PSMC.

In 2012 and 2011 the board of directors of PSMC authorized PSMC to repurchase shares of its outstanding common stock for retirement.  These repurchase programs resulted in 35.9 million shares being purchased for $15.6 million in 2012, and 21.6 million shares being purchased for $9.9 million in 2011.  PSMC’s repurchase of these shares increased the Company’s ownership percentage in PSMC from 57.53% at October 31, 2010, to 62.25% as of October 30, 2011, and to 72.09% at October 28, 2012.  See Note 15 of the consolidated financial statements for more information. The Company’s ownership percentage in its subsidiary in Korea was 99.7% throughout fiscal 2010 to fiscal 2012.

Liquidity and Capital Resources

	October 28, 2012	October 30, 2011	October 31, 2010
	(in millions)	(in millions)	(in millions)

Cash and cash equivalents	$218.0	$189.9	$98.9

Net cash provided by operating activities	$132.5	$136.6	$95.9

Net cash used in investing activities	$(111.9)	$(100.7)	$(58.2)

Net cash provided by (used in) financing activities	$4.6	$54.5	$(32.4)

As of October 28, 2012, the Company had cash and cash equivalents of $218.0 million compared to $189.9 million as of October 30, 2011. The Company's working capital increased $25.0 million to $234.3 million at October 28, 2012, as compared to $209.3 million at October 30, 2011. The increase in working capital was primarily the result of cash generated from operations. The Company may use its cash available on hand for operations, capital expenditures, debt repayments, strategic opportunities, stock repurchases or other corporate uses, any of which may be material.

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

Net cash provided by operating activities was $132.5 million in fiscal 2012, as compared to $136.6 million in fiscal 2011. The decrease was the result of less favorable, when adjusted for a significant non-cash debt extinguishment loss charge, year-over-year operating results, which was partially offset by more cash generated through reduced accounts receivable and inventory balances. Net cash provided by operating activities was $136.6 million in fiscal 2011 as compared to $95.9 million in fiscal 2010. The increase was the effect of improved year-over-year operating results (excluding the effect of the non-cash debt portion of the extinguishment loss) as a result of increased sales. Net cash provided by operating activities increased to $95.9 million in fiscal 2010, as compared to $68.1 million in fiscal 2009, due to improved operating results in fiscal 2010 as a result of increased sales.

Net cash used in investing activities increased to $111.9 million in fiscal 2012, as compared to $100.7 million in fiscal 2011, due to increased purchases of property, plant and equipment, which were partially offset by a decrease in the amount of the Company’s year-over-year investment in the MP Mask joint venture.  The investments in the joint venture were primarily the result of capital calls made by the joint venture. Net cash used in investing activities in fiscal 2011 increased to $100.7 million, as compared to $58.2 million in 2010, primarily due to increases in the Company’s investment in MP Mask as a result of capital calls, net proceeds from the sale of the Company’s former manufacturing facility in Shanghai, China, which reduced total net proceeds used in investing activities in fiscal 2010, and increased capital expenditures in 2011. Capital expenditures for the 2012, 2011, and 2010 fiscal years were $97.0 million, $82.1 million, and $71.4 million, respectively. The Company expects capital expenditure payments for fiscal 2013 to range between $70 million and $90 million, primarily related to investment in high-end IC manufacturing capability.

Net cash provided by financing activities was $4.6 million in fiscal 2012, as compared to $54.5 million provided by financing activities in fiscal 2011 and, in 2012, was primarily comprised of the proceeds of a $25 million term loan, that was entered into by the Company in connection with its purchase of the US nanoFab facility, which was partially offset by  payments for the repurchase common stock of PSMC from noncontrolling interests and repayments on long-term borrowings. Net cash provided by financing activities was $54.5 million in fiscal 2011 as compared to $32.4 million used in financing activities in fiscal 2010, and was primarily comprised of the net proceeds received from the March 2011 issuance of 3.25% convertible senior notes, partially offset by the repayment of certain other higher interest rate long-term borrowings.

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

In March 2011 the Company and its lenders amended its revolving credit facility.  Under the terms of the amended credit facility, the total amount available to the Company to borrow was reduced from $65 million to $30 million.  The credit facility bears interest (2.50% at October 28, 2012), based on the Company’s total leverage ratio, at LIBOR plus a spread, as defined in the agreement.  The credit facility is secured by substantially all of the Company’s assets located in the United States, as well as common stock the Company owns in certain of its foreign subsidiaries, and is subject to financial covenants, including the following, as defined in the agreement:  minimum fixed charge ratio, total leverage ratio and minimum unrestricted cash balance.  In January 2011 a $10 million irrevocable stand-by letter of credit, which expired in July 2011, for the purchase of manufacturing equipment was issued under the credit facility.  As of October 28, 2012, the Company was in compliance with the covenants of its credit facility, had no outstanding borrowings under the credit facility and $30 million was available for borrowing.

In April 2011 the Company entered into a 5 year, $21.2 million capital lease of manufacturing equipment.  Payments under the lease, which bears interest at 3.09%, are $0.4 million per month through March 2016.  As of October 28, 2012, the total lease amount payable through the end of the lease term was $16.0 million, of which $15.2 million represented principal and $0.8 million represented interest.

In February 2012 the Company paid $35 million to Micron in connection with the purchase of the U.S. nanoFab facility. In connection therewith, the Company amended its credit facility to include the addition of a $25 million term loan maturing in March 2017, with minimum quarterly principal payments of $0.6 million and an outstanding balance of $23.8 million at October 28, 2012. The amendment also included a twenty-five basis point reduction in the interest rate charged on any borrowings under the credit facility. As a result of the purchase of the U.S. nanoFab facility, the Company’s lease agreement with Micron for the U.S. nanoFab facility was cancelled, which reduced the Company’s related outstanding  operating lease commitments by a combined total of $15 million for fiscal years 2013 and 2014.

In 2012 and 2011 the board of directors of PSMC authorized PSMC to repurchase shares of its outstanding common stock for retirement.  These repurchase programs resulted in 35.9 million shares being repurchased for $15.6 million in 2012 and 21.6 million shares being purchased for $9.9 million in 2011.

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

At October 28, 2012, the Company had outstanding purchase commitments of $100 million, which included $91 million related to capital expenditures, primarily for investment in high-end IC photomask manufacturing capability. The Company intends to finance its capital expenditures with its working capital, cash generated from operations, and, if necessary, with additional borrowings.

Cash Requirements

The Company's cash requirements in fiscal 2013 will be primarily to fund its operations, including capital spending, and to service its debt. The Company believes that its cash on hand, cash generated from operations and amounts available under its credit facility will be sufficient to meet its cash requirements for the next twelve months. The Company regularly reviews the availability and terms on which it might issue additional equity or debt securities in the public or private markets. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms, should the Company's cash requirements exceed its cash available from operations, existing cash, and cash available under its credit facility.

Contractual Obligations

The following table presents the Company's contractual obligations as of October 28, 2012:

	Payment due by period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Long-term borrowings	$160,804	$2,500	$27,054	$131,250	$-

Operating leases	4,397	1,608	1,389	844	556

Capital leases	15,175	4,523	8,759	1,893	-

Unconditional purchase obligations	99,477	86,314	13,163	-	-

Interest	18,296	6,079	10,121	2,096	-

Other noncurrent liabilities	6,823	-	605	-	6,218
Total	$304,972	$101,024	$61,091	$136,083	$6,774

As of October 28, 2012, the Company had an outstanding balance of $0.8 million for a loan from a customer which was not included in the above table. The proceeds of the loan were used to purchase manufacturing equipment. This loan is expected to be repaid with product supplied to the customer, typically on a monthly basis, and the Company estimates that the loan will be fully repaid in fiscal 2013.

As of October 28, 2012, the Company had recorded accruals for uncertain tax positions of $1.9 million which was not included in the above table due to the high degree of uncertainty regarding the timing of future payments related to such liabilities.

Off-Balance Sheet Arrangements

Under the MP Mask joint venture operating agreement, in order to maintain its 49.99% ownership interest, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount defined in the operating agreement. Cumulatively, through October 28, 2012, the Company has contributed $32.5 million to the joint venture, and has received distributions from the joint venture totaling $10.0 million. During fiscal 2012, the Company contributed $13.0 million to MP Mask. The Company received no distributions from MP Mask during fiscal 2012.

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

Property, Plant and Equipment

Property, plant and equipment, except as explained below under "Impairment of Long-Lived Assets," are stated at cost less accumulated depreciation and amortization. Repairs and maintenance, as well as renewals and replacements of a routine nature, are charged to operations as incurred, while those that improve or extend the lives of existing assets are capitalized. Upon sale or other disposition, the cost of the asset and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in earnings.

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

Intangible Assets

Intangible assets consist primarily of a technology license agreement, a supply agreement and acquisition-related intangibles. These assets, except as explained below, are stated at fair value as of the date acquired less accumulated amortization. Amortization is calculated based on the estimated useful lives of the assets, which range from 3 to 15 years, using the straight-line method or another method that more fairly represents the utilization of the assets.

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

The Company considers income taxes in each of the tax jurisdictions in which it operates in order to determine its effective income tax rate. Current income tax exposure is identified and temporary differences resulting from differing treatments of items for tax and financial reporting purposes are assessed. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheets. Additionally, the Company evaluates the potential realization of deferred income tax assets from future taxable income and establishes valuation allowances if their realization is deemed not more likely than not. Accordingly, income taxes charged against earnings may have been impacted by changes in the valuation allowances. Significant management estimates and judgment are required in determining any valuation allowances recorded against net deferred tax assets.

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

Share-based Compensation

The Company recognizes share-based compensation expense over the service period that the awards are expected to vest. Share-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized in the period of change and will also impact the amount of expense to be recognized in future periods. Determining the appropriate option pricing model, calculating the grant date fair value of share-based awards and estimating forfeiture rates requires considerable judgment, including the estimations of stock price volatility and the expected term of options granted.

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

Effect of Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and is applied retrospectively.  The Company has adopted this update and presented the Consolidated Statements of Comprehensive Income immediately following the Consolidated Statements of Income.

There have been no recent accounting pronouncements whose adoption would affect the Company’s financial statements or related disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company records derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company does not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of those derivatives are reflected in earnings, or as accumulated other comprehensive income or loss, a separate component of equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, among other criteria, a derivative must be a hedge of an interest rate, price, foreign currency exchange rate, or credit risk that is expected to be highly effective at the inception of the hedge, be highly effective in achieving offsetting changes in the fair value or cash flows of the hedged item during the term of the hedge and formally documented at the inception of the hedge. The types of risks that the Company has historically hedged are those related to the variability of future cash flows caused by movements in foreign currency exchange and interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of, and during the term of, each hedge.

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

The Company's primary net foreign currency exposures as of October 28, 2012, included the Korean won, the Japanese yen, the Singapore dollar, the New Taiwan dollar, the British pound, and the euro. As of October 28, 2012, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $1.7 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations, or cash flows.

Interest Rate Risk

At October 28, 2012, the Company had $23.8 million in variable rate borrowings. A 10% change in interest rates would not have had a material effect on the Company's consolidated financial position, results of operations, or cash flows in the year ended October 28, 2012.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Photronics, Inc.
Brookfield, Connecticut

We have audited the accompanying consolidated balance sheets of Photronics, Inc. and subsidiaries (the "Company") as of October 28, 2012 and October 30, 2011, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three fiscal years ended October 28, 2012, October 30, 2011, and October 31, 2010. We also have audited the Company's internal control over financial reporting as of October 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photronics, Inc. and subsidiaries as of October 28, 2012 and October 30, 2011, and the results of their operations and their cash flows for each of the three fiscal years ended October 28, 2012, October 30, 2011, and October 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 28, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 22 to the consolidated financial statements, the Company has changed its method of presenting comprehensive income in fiscal year 2012 due to the adoption of Financial Accounting Standards Board Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.  The change in presentation has been applied retrospectively to all periods presented.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
January 9, 2013

Index

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	October 28, 2012	October 30, 2011
ASSETS

Current assets:
Cash and cash equivalents	$218,043	$189,928
Accounts receivable, net of allowance of $3,902 in 2012 and $4,055 in 2011	75,685	85,540
Inventories	17,702	22,100
Deferred income taxes	1,199	609
Other current assets	7,165	7,030
Total current assets	319,794	305,207

Property, plant and equipment, net	380,808	368,680
Investment in joint venture	93,252	79,984
Intangible assets, net	37,384	42,462
Deferred income taxes	11,395	11,239
Other assets	6,601	10,282
Total assets	$849,234	$817,854

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term borrowings	$7,781	$5,583
Accounts payable	53,031	54,772
Accrued liabilities	24,701	35,546
Total current liabilities	85,513	95,901

Long-term borrowings	168,956	152,577
Deferred income taxes	661	737
Other liabilities	8,103	8,883
Total liabilities	263,233	258,098

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 60,213 shares issued and outstanding at October 28, 2012, and 59,651 shares issued and outstanding at October 30, 2011	602	597
Additional paid-in capital	493,411	486,674
Retained earnings	41,473	13,605
Accumulated other comprehensive income	15,900	10,171
Total Photronics, Inc. shareholders' equity	551,386	511,047
Noncontrolling interests	34,615	48,709
Total equity	586,001	559,756
Total liabilities and equity	$849,234	$817,854

See accompanying notes to consolidated financial statements.

Index

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010

Net sales	$450,439	$512,020	$425,554

Cost and expenses:

Cost of sales	(338,519)	(375,806)	(333,739)

Selling, general and administrative	(46,706)	(45,240)	(42,387)

Research and development	(19,371)	(15,507)	(14,932)

Consolidation, restructuring and related (charges) credits	(1,428)	-	4,979

Operating income	44,415	75,467	39,475

Other income (expense):

Interest expense	(7,488)	(7,258)	(9,475)

Interest and other income (expense), net	3,721	2,949	2,553

Debt extinguishment loss	-	(35,259)	-
Income before income tax provision	40,648	35,899	32,553

Income tax provision	(10,793)	(15,691)	(7,471)
Net income	29,855	20,208	25,082

Net income attributable to noncontrolling interests	(1,987)	(3,979)	(1,160)
Net income attributable to Photronics, Inc. shareholders	$27,868	$16,229	$23,922
Earnings per share:

Basic	$0.46	$0.28	$0.45
Diluted	$0.44	$0.28	$0.43
Weighted-average number of common shares outstanding:

Basic	60,055	57,030	53,433
Diluted	76,464	58,458	65,803

See accompanying notes to consolidated financial statements.

Index

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010

Net income	$29,855	$20,208	$25,082
Other comprehensive income, net of tax of $0:
Foreign currency translation adjustments	7,188	3,267	16,574
Amortization of cash flow hedge	128	128	129
Unrealized holding gains	-	-	209
Less: reclassification adjustments	-	-	(209)
Other	(109)	(35)	(211)
Total other comprehensive income, net of tax	7,207	3,360	16,492
Comprehensive income	37,062	23,568	41,574
Less: comprehensive income attributable to noncontrolling interests	3,387	4,196	4,201
Comprehensive income attributable to Photronics, Inc. shareholders	$33,675	$19,372	$37,373

See accompanying notes to consolidated financial statements.

Index

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years Ended October 28, 2012, October 30, 2011 and October 31, 2010
(in thousands)

				Retained	Accumulated
			Additional	Earnings	Other	Non-
	Common Stock		Paid-In	(Accumulated	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Deficit)	Income (Loss)	Interests	Equity

Balance at November 1, 2009	53,011	$530	$432,160	$(26,546)	$(6,389)	$49,941	$449,696

Net income	-	-	-	23,922	-	1,160	25,082
Other comprehensive income	-	-	-	-	13,451	3,041	16,492
Sale of common stock through employee stock option and purchase plan	242	2	520	-	-	-	522
Restricted stock awards vestings and expense	58	1	509	-	-	-	510
Share-based compensation expense	-	-	1,374	-	-	-	1,374
Common stock warrants exercised	468	5	2,235	-	-	-	2,240
Common stock issuance costs	-	-	27	-	-	-	27
Balance at October 31, 2010	53,779	538	436,825	(2,624)	7,062	54,142	495,943

Net income	-	-	-	16,229	-	3,979	20,208
Other comprehensive income	-	-	-	-	3,143	217	3,360
Common stock issued to extinguish debt	5,229	52	45,585	-	-	-	45,637
Sale of common stock through employee stock option and purchase plan	440	5	851	-	-	-	856
Restricted stock awards vestings and expense	81	1	1,035	-	-	-	1,036
Share-based compensation expense	-	-	1,422	-	-	-	1,422
Common stock warrants exercised	122	1	1,157	-	-	-	1,158
Repurchase of common stock by subsidiary	-	-	(201)	-	(34)	(9,629)	(9,864)
Balance at October 30, 2011	59,651	597	486,674	13,605	10,171	48,709	559,756

Net income	-	-	-	27,868	-	1,987	29,855
Other comprehensive income	-	-	-	-	5,807	1,400	7,207
Sale of common stock through employee stock option and purchase plan	277	3	542	-	-	-	545
Restricted stock awards vestings and expense	108	1	901	-	-	-	902
Share-based compensation expense	-	-	2,258	-	-	-	2,258
Common stock warrants exercised	177	1	1,051	-	-	-	1,052
Repurchase of common stock by subsidiary	-	-	1,985	-	(78)	(17,481)	(15,574)
Balance at October 28, 2012	60,213	$602	$493,411	$41,473	$15,900	$34,615	$586,001

See accompanying notes to consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010
Cash flows from operating activities:
Net income	$29,855	$20,208	$25,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	78,623	86,661	81,374
Amortization of deferred financing costs and intangible assets	6,586	6,799	8,926
Debt extinguishment loss	-	27,399	-
Consolidation, restructuring and related charges (credits)	262	-	(5,059)
Share-based compensation	3,160	2,458	1,883
Deferred income taxes	(615)	(224)	168
Changes in assets and liabilities:
Accounts receivable	11,190	(1,806)	(13,352)
Inventories	4,683	(6,544)	(84)
Other current assets	(79)	223	(725)
Accounts payable, accrued liabilities and other	(1,116)	1,379	(2,294)
Net cash provided by operating activities	132,549	136,553	95,919
Cash flows from investing activities:
Purchases of property, plant and equipment	(96,978)	(82,121)	(71,381)
Investment in joint venture	(13,397)	(18,271)	-
Other	(1,568)	(345)	289
Proceeds from sale of facilities	-	-	12,880
Net cash used in investing activities	(111,943)	(100,737)	(58,212)
Cash flows from financing activities:
Proceeds from long-term borrowings	25,000	17,000	41,680
Proceeds from convertible debt offering	-	115,000	-
Repurchase of common stock by subsidiary	(15,598)	(9,878)	-
Repayments of long-term borrowings	(5,293)	(64,107)	(72,932)
Proceeds from share-based arrangements	653	828	81
Payments of deferred financing fees	(198)	(117)	(1,285)
Payments of expenses related to debt offering	-	(4,201)	-
Net cash provided by (used in) financing activities	4,564	54,525	(32,456)
Effects of exchange rate changes on cash	2,945	642	5,155
Net increase in cash and cash equivalents	28,115	90,983	10,406

Cash and cash equivalents at beginning of year	189,928	98,945	88,539
Cash and cash equivalents at end of year	$218,043	$189,928	$98,945
Supplemental disclosure of non-cash information:
Accrual for property, plant and equipment purchased during year	$5,052	$6,869	$39,560
Deposit related to facility purchase	2,000	-	-
Capital lease obligation for purchases of property, plant and equipment	-	21,248	-
Common stock issued to extinguish debt	-	20,234	-

See accompanying notes to consolidated financial statements.

Index

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended October 28, 2012, October 30, 2011 and October 31, 2010
(in thousands, except share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Photronics, Inc. and its subsidiaries (the "Company" or "Photronics") is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays ("FPDs"), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits ("ICs") and a variety of FPDs and, to a lesser extent, other types of electrical and optical components. The Company currently operates principally from eight manufacturing facilities; two of which are located in Europe, two in Taiwan, one in Korea, and three in the United States. In December 2011 the Company ceased manufacturing photomasks at its facility in Singapore.

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

Derivative Instruments and Hedging Activities

The Company records derivatives in the consolidated balance sheets as assets or liabilities, measured at fair value. The Company does not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of those derivatives are reflected in earnings, or as accumulated other comprehensive income or loss, a separate component of equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, among other criteria, a derivative must be a hedge of an interest rate, price, foreign currency exchange rate, or credit risk that is expected to be highly effective at the inception of the hedge, be highly effective in achieving offsetting changes in the fair value or cash flows of the hedged item during the term of the hedge and formally documented at the inception of the hedge. In general, the types of risks the Company has hedged are those related to the variability of future cash flows caused by movements in foreign currency exchange and interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of, and during the term of, each hedge.

Fiscal Year

The Company's fiscal year ends on the Sunday closest to October thirty-first, and, as a result, a 53-week year occurs every 5 to 6 years. Fiscal years 2012, 2011 and 2010 each included 52 weeks, while fiscal year 2013 will include 53 weeks.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of 3 months or less. The carrying values of cash equivalents approximate their fair values due to the short-term maturities of these instruments.

Index

Inventories

Inventories are primarily comprised of raw materials and are stated at the lower of cost, determined under the first-in, first-out ("FIFO") method, or market.

Property, Plant and Equipment

Property, plant and equipment, except as explained below under "Impairment of Long-Lived Assets," are stated at cost less accumulated depreciation and amortization. Repairs and maintenance, as well as renewals and replacements of a routine nature, are charged to operations as incurred, while those that improve or extend the lives of existing assets are capitalized. Upon sale or other disposition, the cost of the asset and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in earnings.

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

Intangible Assets

Intangible assets consist primarily of a technology license agreement, a supply agreement and acquisition-related intangibles. These assets are stated at fair value as of the date acquired less accumulated amortization. Amortization is calculated based on the estimated useful lives of the assets, which range from 3 to 15 years, using the straight-line method or another method that more fairly represents the utilization of the assets.

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

Index

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

The Company considers income taxes in each of the tax jurisdictions in which it operates in order to determine its effective income tax rate. Current income tax exposure is identified and temporary differences resulting from differing treatments of items for tax and financial reporting purposes are assessed. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheets. Additionally, the Company evaluates the potential realization of deferred income tax assets from future taxable income and establishes valuation allowances if their realization is deemed not more likely than not. Accordingly, income taxes charged against earnings may have been impacted by changes in the valuation allowance. Significant management estimates and judgment are required in determining any valuation allowances recorded against net deferred tax assets.

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

Share-Based Compensation

The Company recognizes share-based compensation expense over the service period that the awards are expected to vest. Share-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized in the period of change and will also impact the amount of expense to be recognized in future periods. Determining the appropriate option pricing model, calculating the grant date fair value of share-based awards and estimating forfeiture rates requires considerable judgment, including the estimations of stock price volatility and the expected term of options granted.

The Company uses the Black-Scholes option pricing model to value employee stock options. The Company estimates stock price volatility based on daily averages of its historical volatility over a term approximately equal to the estimated time period the grant will remain outstanding. The expected term of options and forfeiture rate assumptions are derived from historical data.

Index

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

Foreign Currency Translation

The Company's international subsidiaries maintain their accounts in their respective local currencies. Assets and liabilities of such subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expenses are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments are accumulated and reported in accumulated other comprehensive income, a component of equity. The effects of changes in exchange rates on foreign currency transactions, which are included in interest and other income (expense), net were a gain of $0.2 million, $0.4 million and $2.0 million in fiscal years 2012, 2011 and 2010, respectively.

Noncontrolling Interests

Noncontrolling interests represents the minority shareholders' proportionate share in the equity of the Company's two majority-owned subsidiaries, PK Ltd. ("PKL") in Korea of which noncontrolling shareholders owned approximately 0.3% as of October 28, 2012 and October 30, 2011, and Photronics Semiconductor Mask Corporation ("PSMC") in Taiwan, of which noncontrolling interests owned approximately 28% and 38%, as of October 28, 2012 and October 30, 2011, respectively. The effect on its equity of the change in the Company’s ownership interest in PSMC is presented in Note 15.

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

Sales Taxes – The Company reports its revenues net of any sales taxes billed to its customers.

Index

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	October 28, 2012	October 30, 2011

Land	$8,538	$7,330
Buildings and improvements	101,409	90,455
Machinery and equipment	1,197,854	1,195,007
Leasehold improvements	5,854	8,778
Furniture, fixtures and office equipment	13,484	13,988
Construction in progress	26,642	4,694
	1,353,781	1,320,252
Less accumulated depreciation and amortization	972,973	951,572
	$380,808	$368,680

Property under capital leases are included in above property, plant and equipment as follows:

	October 28, 2012	October 30, 2011

Machinery and equipment	$21,327	$21,327
Buildings and improvements	-	33,621
	21,327	54,948
Less accumulated amortization	2,758	24,660
	$18,569	$30,288

Depreciation expense for property, plant and equipment (excluding property under capital leases) was $73.8 million, $77.0 million and $71.2 million in fiscal years 2012, 2011 and 2010, respectively. Amortization expense for property under capital leases was $4.8 million, $9.7 million and $10.2 million in fiscal years 2012, 2011 and 2010, respectively.

Index

NOTE 3 - INTANGIBLE ASSETS

Intangible assets include assets related to the purchase of additional shares of PKL and the investment to form the MP Mask joint venture.  Amortization expense of intangible assets was $5.0 million, $5.3 million and $6.0 million in fiscal years 2012, 2011 and 2010, respectively. Intangible asset amortization is forecasted to range from $4.0 million to $5.0 million per year for the next 5 years.

Intangible assets consist of:

As of October 28, 2012	Gross Amount	Accumulated Amortization	Net Amount
Technology license agreement	$59,616	$25,503	$34,113
Customer lists	7,210	4,876	2,334
Supply agreement	6,959	6,157	802
Software and other	3,491	3,356	135
	$77,276	$39,892	$37,384
As of October 30, 2011
Technology license agreement	$59,616	$21,528	$38,088
Customer lists	7,210	4,154	3,056
Supply agreement	6,959	5,802	1,157
Software and other	3,557	3,396	161
	$77,342	$34,880	$42,462

NOTE 4 - JOINT VENTURE, TECHNOLOGY LICENSE AND OTHER AGREEMENTS WITH MICRON TECHNOLOGY, INC.

In May 2006 Photronics and Micron entered into the MP Mask joint venture (“MP Mask”), which develops and produces photomasks for leading-edge and advanced next generation semiconductors. As part of the formation of the joint venture, Micron contributed its existing photomask technology center located in Boise, Idaho, (headquarters of MP Mask) and Photronics invested $135 million in exchange for a 49.99% interest in MP Mask (to which $64.2 million of the original investment was allocated), a license for photomask technology of Micron, and certain supply agreements.

This joint venture is a variable interest entity ("VIE") (as that term is defined in the Accounting Standards Codification ("ASC") ) because all costs of the joint venture are passed on to the Company and Micron through purchase agreements they have entered into with the joint venture, and it is dependent upon the Company and Micron for any additional cash requirements. On a quarterly basis the Company reassesses whether its interest in MP Mask gives it a controlling financial interest in this VIE. The purpose of this quarterly reassessment is to identify the primary beneficiary (which is defined in the ASC as the entity that consolidates a VIE) of the VIE. As a result of the reassessments in fiscal year 2012, the Company determined that Micron is still the primary beneficiary of the VIE, by virtue of its tie-breaking voting rights within MP Mask’s Board of Managers, thereby giving it the power to direct the activities of MP Mask that most significantly impact its economic performance, including its decision making authority in the ordinary course of business and its purchasing the majority of products produced by the VIE.

The Company has utilized MP Mask for both high-end IC photomask production and research and development purposes. MP Mask charges its variable interest holders based on their actual usage of its facility and charges separately for any research and development activities it engages in at the requests of its owners.

Index

MP Mask is governed by a Board of Managers, appointed by Micron and the Company. Since MP Mask's inception, Micron, as a result of its majority ownership, has held majority voting power on the Board of Managers. The voting power held by each party is subject to change as ownership interests change. Under the MP Mask joint venture operating agreement, the Company may be required to make additional capital contributions to MP Mask up to the maximum amount defined in the operating agreement. However, should the Board of Managers determine that further additional funding is required, MP Mask shall pursue its own financing. If MP Mask is unable to obtain its own financing, it may request additional capital contributions from the Company. Should the Company choose not to make a requested contribution to MP Mask, its ownership percentage may be reduced. During fiscal 2012 and fiscal 2011 the Company made additional capital contributions of $13.4 million and $18.3 million, respectively, to the MP Mask joint venture, which were primarily related to capital calls made by the joint venture. The Company did not receive any distributions from MP Mask during fiscal 2012 or fiscal 2011.

The Company's investment in the VIE, which represents its maximum exposure to loss, was $93.3 million and $80.0 million at October 28, 2012 and October 30, 2011, respectively. These amounts are reported in the Company's consolidated balance sheets as Investment in joint venture. The Company recorded a loss from its investment in MP Mask of $0.1 million and income of $0.6 million and $0.2 million in fiscal years 2012, 2011 and 2010, respectively. Income (loss) from MP Mask is included in Interest and other income, net, in the consolidated statements of income.

As of October 28, 2012, the Company owed MP Mask $6.4 million and had a receivable from Micron of $9.0 million, both primarily related to the aforementioned supply agreements. The Company, in 2012, recorded $1.6 million of commission revenue earned under the supply agreements it has with Micron and MP Mask. Amortization of $0.4 million of the supply agreement intangible asset resulted in net revenue related to the supply agreements of $1.2 million in 2012. The recorded commission revenue of $1.6 million represents the excess of $41.5 million in orders received from Micron over the Company's cost of $39.9 million to fulfill the orders through MP Mask. The Company, for certain sales made during 2012, also recorded cost of sales in the amount of $7.6 million for photomasks produced by MP Mask for the Company's customers, and incurred expenses of $2.0 million for research and development activities and other goods and services purchased from MP Mask by the Company. In 2012, the Company purchased equipment from MP Mask for $1.9 million, of which $1.5 million was recorded as the cost of the equipment and $0.4 million was recorded as an investment in joint venture.

As of October 30, 2011, the Company owed MP Mask $6.3 million and had a receivable from Micron of $3.4 million, both primarily related to the aforementioned supply agreements. The Company, in 2011, recorded $1.7 million of commission revenue earned under the supply agreements it has with Micron and MP Mask. Amortization of $0.5 millionof the supply agreement intangible asset resulted in net revenue related to the supply agreements of $1.2 million in 2011. The recorded commission revenue of $1.7 million represents the excess of $35.0 million in orders received from Micron over the Company's cost of $33.3 million to fulfill the orders through MP Mask. The Company, for certain sales made during 2011, also recorded cost of sales in the amount of $18.5 million for photomasks produced by MP Mask for the Company's customers, and incurred expenses of $3.1 million for research and development activities and other goods and services purchased from MP Mask by the Company. In 2011, the Company purchased equipment from MP Mask for $4.6 million, of which $2.3 million was recorded as the cost of the equipment and $2.3 million was recorded as an investment in joint venture.

The Company, in 2010, recorded $1.7 million of commission revenue earned under the supply agreements it has with Micron and MP Mask. Amortization of $0.5 million of the supply agreement intangible asset resulted in net revenue related to the supply agreements of $1.2 million in 2010. The recorded commission revenue of $1.7 million represents the excess of $35.3 million in orders received from Micron over the Company's cost of $33.6 million to fulfill the orders through MP Mask. The Company, for certain sales made during 2010, also recorded cost of sales in the amount of $5.9 million for photomasks produced by MP Mask for the Company's customers, and incurred expenses of $1.9 million for research and development activities and other goods and services purchased from MP Mask by the Company.

Index

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

In the second quarter of fiscal 2012 the Company paid $35 million to Micron in connection with the purchase of the U.S. nanoFab facility and the remaining term of the operating lease agreement through 2014 was cancelled. Also in connection with this purchase, the Company entered into a $25 million term loan agreement in the second quarter of fiscal 2012 (see Notes 7 and 9 for further discussion).

Summarized financial information of MP Mask is presented below.

	As of October
	2012	2011

Current assets	$25,701	$22,264
Noncurrent assets	170,226	157,176
Current liabilities	15,597	25,941
Noncurrent liabilities	-	-

	Year Ended October
	2012	2011	2010

Net sales	$84,216	$79,766	$63,161
Gross profit	1,799	2,649	1,976
Net income	831	6,691	540

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	October 28, 2012	October 30, 2011

Salaries, wages and related benefits	$7,379	$7,073
Income taxes	6,989	10,194
VAT and other taxes	2,228	2,875
Property, plant and equipment	277	7,587
Other	7,828	7,817
	$24,701	$35,546

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

In May 2009, in connection with an amendment to its credit facility, the Company issued 2.1 million warrants, each exercisable for one share of the Company's common stock at an exercise price of $0.01 per share. Forty percent of the warrants were exercisable upon issuance, and the remaining balance was to become exercisable in twenty percent increments at various points in time after October 31, 2009. As a result of certain net cash settleable put provisions within the warrant agreement, the warrants were recorded as a liability in the Company's consolidated balance sheet. As of the issuance date and for future periods that such warrants remained outstanding, the Company had adjusted the liability based upon the current fair value of the warrants, with any changes in their fair value being recognized in earnings. Due to the warrants' exercise price of $0.01 per share, their fair value approximated the market price of the Company's common stock. Approximately 1.2 million of these warrants were cancelled as a result of the Company's early repayment of certain amounts under its credit facility during the year ended November 1, 2009, and the associated liability was reduced accordingly. All of the 0.2 million of these warrants that remained outstanding were exercised in fiscal 2012. See Note 8 for disclosures related to other common stock warrants.

A portion of an existing loss on a cash flow hedge, in the amount of $0.1 million, is expected to be reclassified into earnings over the next twelve months.

The table below presents the effect of derivative instruments on the Company's consolidated balance sheets at October 28, 2012 and October 30, 2011.

Derivatives Not Designated		Fair Value at
as Hedging Instruments		October 28,	October 30,
Under ASC 815	Balance Sheet Location	2012	2011

Warrants on common stock	Other liabilities	-	$1,147

The table below presents the effect of derivative instruments on the Company's consolidated statements of income for the years ended October 28, 2012, October 30, 2011 and October 31, 2010.

		Amount of Gain (Loss) Recognized Related to Derivative Instruments
		Year Ended
Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain (Loss) Recognized Related to Derivative Instruments	October 28, 2012	October 30, 2011	October 31, 2010

Warrants on common stock	Interest and other income (expense), net	$94	$(424)	$(916)

Index

NOTE 7 - LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

	October 28, 2012	October 30, 2011

3.25% convertible senior notes due on April 1, 2016	$115,000	$115,000

Term loan, which bears interest at a variable rate, as defined (2.5% at October 28, 2012), and matures March 1, 2017	23,750	-

5.50% convertible senior notes due on October 1, 2014	22,054	22,054

3.09% capital lease obligation payable through March 2016	15,175	19,218

4.75% financing loan with customer	758	1,888

	176,737	158,160
Less current portion	7,781	5,583
	$168,956	$152,577

As of October 28, 2012, long-term borrowings, excluding capital lease obligations, mature as follows: $3,258, $24,554, $2,500, $117,500 and $13,750 in fiscal years 2013, 2014, 2015, 2016 and 2017 respectively. The maturity date for the 4.75% financing loan with a customer is dependent upon the timing of photomasks shipped to that customer. The Company currently estimates that the loan will be fully repaid in fiscal 2013, and has reflected that estimate in the yearly maturity amounts presented above.

As of October 28, 2012, minimum lease payments under the Company's capital lease obligation were as follows:

Fiscal Years:

2013	$4,962
2014	4,580
2015	4,580
2016	1,907
16,029
Less interest	854
Net minimum lease payments under capital leases	15,175
Less current portion of net minimum lease payments	4,523
Long-term portion of minimum lease payments	$10,652

In March 2012 the Company, in connection with its purchase of the U.S. nanoFab facility (see Note 4 for further discussion), amended its credit facility (“the credit facility”) to include the addition of a $25 million term loan maturing in March 2017 with minimum quarterly principal payments of $0.6 million (quarterly payments commenced in June 2012 and are based on a ten year repayment period). The amendment also included a twenty-five basis point reduction in the interest rate charged on any borrowings under the credit facility.

In March 2011 the Company amended its credit facility which, as amended, included, among other things: i) a reduction of the aggregate commitments of the lenders from $65 million to $30 million; ii) a reduction of the applicable interest rates and modifications of the leverage ratios related thereto; iii) an extension of the maturity date to April 30, 2015; iv) an increase in the permitted amount of certain financed capital assets up to $75 million outstanding at any one time; v) an allowance to issue the 3.25% convertible senior notes (discussed below); vi) an increase in the investments “basket” from $15 million to $25 million per year; vii) an allowance to repurchase the 5.5% convertible senior notes and other indebtedness; and viii) removal of the limitation on maximum last twelve months capital expenditures.

Index

The credit facility bears interest (2.50% at October 28, 2012), based on the Company’s total leverage ratio, at LIBOR plus a spread, as defined in the credit facility. The credit facility is secured by substantially all of the Company’s assets located in the United States, as well as common stock the Company owns in certain of its foreign subsidiaries, and is subject to the following financial covenants:  minimum fixed charge ratio, total leverage ratio and minimum unrestricted cash balance.  As of October 28, 2012, the Company was in compliance with the covenants of its credit facility, had no outstanding borrowings under the credit facility and $30 million was available for borrowing.

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

In June 2011 the Company acquired $5.0 million of its 5.5% convertible senior notes in exchange for 0.7 million shares of its common stock with a fair value of $6.5 million and cash of $3.2 million (the note holders received 147.529 shares and cash of $647 for each $1,000 note). The Company, in connection with this repurchase, recorded an extinguishment loss of $5.0 million, which included the write off of deferred financing fees of $0.3 million. The loss is included in other income (expense) in the Company's consolidated statements of income. In March 2011 the Company acquired $30.4 million of its 5.5% convertible senior notes in exchange for 4.5 million shares of its common stock with a fair value of $39.2 million and cash of $19.7 million (the note holders received 147.529 shares and cash of $647 for each $1,000 note). The Company, in connection with this repurchase, recorded an extinguishment loss of $30.1 million, which included the write off of deferred financing fees of $1.7 million. The loss is included in other income (expense) in the Company's consolidated statements of income.

In September 2009 the Company issued, through a public offering, $57.5 million aggregate principal amount of 5.5% convertible senior notes, which were to mature on October 1, 2014.  Under the terms of the offering, the note holders could convert each $1,000 principal amount of notes to 196.7052 shares of common stock (equivalent to an initial conversion price of $5.08 per share of common stock) on, or before, September 30, 2014.  The conversion rate is subject to adjustment upon the occurrence of certain events which are described in the indenture dated September 16, 2009.  The Company is not required to redeem the notes prior to their maturity.  The net proceeds of this offering were approximately $54.9 million, which were used to reduce amounts outstanding under the Company’s credit facility. As discussed above, $35.4 million aggregate principal amount of these notes were acquired by the Company during fiscal 2011.

In April 2011 the Company entered into a five year, $21.2 million capital lease for manufacturing equipment. Payments under the lease, which bears interest at 3.09%, are $0.4 million per month through March 2016. The lease agreement provides that the Company must maintain the equipment in good working order, and includes a cross default with cross acceleration provision related to certain non-financial covenants incorporated in the Company's credit facility agreement. As of October 28, 2012, the total amount payable through the end of the lease term was $16.0 million, of which $15.2 million represented principal and $0.8 million represented interest.

In January 2010 the Company borrowed $3.7 million from a customer to purchase manufacturing equipment. This loan bears interest at 4.75% and is primarily being repaid with product supplied to the customer. Product valued at $1.0 million and $1.1 million was shipped to the customer and applied against the loan during fiscal 2012 and 2011, respectively. The Company estimates that the loan will be fully repaid in fiscal 2013.

Interest payments were $6.3 million, $9.7 million and $7.8 million in fiscal 2012, 2011 and 2010, respectively, including deferred financing cost payments of $0.2 million, $4.3 million and $1.3 million in fiscal 2012, 2011 and 2010, respectively.

Index

NOTE 8 - COMMON STOCK WARRANTS

In September 2009 the Company entered into two warrant agreements with Intel Capital Corporation to purchase a total of 750,000 shares of the Company's common stock. Under one warrant agreement 500,000 shares of the Company's common stock can be purchased at an exercise price of $4.15 per share and under the second warrant agreement 250,000 shares of the Company's common stock can be purchased at an exercise price of $5.08 per share. The warrant agreements expire in September 2014. Also in September 2009, the Company and Intel Corporation entered into an agreement to share technical and operations information regarding the development of the Company's products, the capabilities of the Company's photomask manufacturing lines and the alignment of photomask toolsets. Intel Capital Corporation also invested in the Company's convertible debt offering of September 2009. The warrants were recorded at their fair value on their date of grant, which was determined using the Black-Scholes option pricing model. As of October 28, 2012, none of the warrants issued to Intel Capital Corporation had been exercised.

In conjunction with a May 2009 amendment to its credit facility, the Company also entered into a warrant agreement with its lenders. See Note 6 for further discussion of these warrants.

NOTE 9 - OPERATING LEASES

The Company leases various real estate and equipment under non-cancelable operating leases, for which rental expense was $2.7 million in fiscal year 2012, and $2.9 million in fiscal years 2011 and 2010. As discussed in Note 4, in fiscal 2009 the Company entered into a new lease agreement for the U.S. nanoFab, under which the lease was being accounted for as a capital lease through December 31, 2012 (the end date of its original lease term), and, thereafter, was to be accounted for as an operating lease through its expiration on December 31, 2014. In fiscal 2011 the Company paid this capital lease obligation in full with a portion of the net proceeds of the March 2011 issuance of its 3.25% convertible senior notes, and in fiscal 2012 the Company paid the lessor $35 million in connection with its purchase of the U.S. nanoFab, which reduced the Company’s outstanding operating lease commitments by a total of $15 million for fiscal years 2013 and 2014.

At October 28, 2012, future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year are as follows:

2013	$1,513
2014	793
2015	596
2016	508
2017	336
Thereafter	556
$4,302

See Note 7 for disclosures related to the Company's capital lease obligations.

NOTE 10 – SHARE-BASED COMPENSATION

In March 2007 the Company's shareholders approved a new share-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to, shares of the Company's common stock may be granted from shares authorized but unissued or shares previously issued and reacquired by the Company. A maximum of six million shares of common stock may be issued under the plan. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. The Company incurred total share-based compensation cost of $3.2 million, $2.5 million and $1.9 million in fiscal years 2012, 2011 and 2010, respectively. No share-based compensation cost was capitalized as part of an asset and no related income tax benefits were recorded during the fiscal years presented.

Index

Stock Options

Option awards generally vest in one to four years, and have a ten year contractual term. All incentive and non-qualified stock option grants must have an exercise price no less than the market value of the underlying common stock on the date of grant. The grant date fair values of options are based on the closing prices of the Company’s common stock on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's stock. The Company uses historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that the options granted are expected to remain outstanding. The risk-free rate of return for the estimated term of the option is based on the U.S. Treasury yield curve in effect at the date of grant. The weighted-average inputs and risk-free rate of return ranges used to calculate the grant date fair values of options issued during fiscal years 2012, 2011 and 2010 are presented in the following table:

	Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010

Expected volatility	102.1%	98.7%	89.9%

Risk-free rate of return	0.6 – 0.9%	0.7 – 1.9%	1.5 – 2.4%

Dividend yield	0.0%	0.0%	0.0%

Expected term	4.3 years	4.2 years	4.4 years

     A summary of option activity under the Plan as of October 28, 2012, and changes during the year then ended is presented as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at October 30, 2011	4,033,916	$9.28
Granted	556,500	6.25
Exercised	(225,586)	1.31
Cancelled and forfeited	(365,528)	19.90
Outstanding at October 28, 2012	3,999,302	$8.34	6.0 years	$3,322
Exercisable at October 28, 2012	2,280,946	$10.93	4.6 years	$1,882
Expected to vest as of October 28, 2012	1,535,411	$4.83	7.8 years	$1,367

The weighted-average grant date fair value of options granted during fiscal years 2012, 2011 and 2010 were $4.47, $4.75 and $2.98, respectively. The total intrinsic value of options exercised during fiscal years 2012, 2011 and 2010 was $1.3 million, $2.1 million and $0.4 million, respectively.

The Company received cash from option exercises of $0.3 million, $0.4 million and $0.1 million in fiscal years 2012, 2011 and 2010, respectively. As of October 28, 2012, the total unrecognized compensation cost of unvested option awards was approximately $3.9 million. That cost is expected to be recognized over a weighted-average amortization period of 2.4 years.

Index

Restricted Stock

The Company periodically grants restricted stock awards. The restrictions on these awards lapse over a service period that has ranged from less-than-one to eight years. The weighted-average grant date fair values of restricted stock awards issued during fiscal years 2012 and 2011 were $6.28 and $6.71, respectively. No restricted stock awards were granted during fiscal 2010.  The total fair value of awards for which restrictions lapsed was $0.5 million, $0.5 million and $0.4 million during fiscal years 2012, 2011 and 2010 respectively. As of October 28, 2012, the total compensation cost for restricted stock awards not yet recognized was approximately $1.4 million. That cost is expected to be recognized over a weighted-average amortization period of 2.3 years. A summary of the status of the Company's outstanding restricted stock awards as of October 28, 2012, is presented below:

Restricted Stock	Shares	Weighted- Average Fair Value at Grant Date

Outstanding at October 30, 2011	191,827	$9.37
Granted	168,750	6.28
Vested	(108,263)	8.77
Outstanding at October 28, 2012	252,314	$7.56
Expected to vest as of October 28, 2012	226,477	$7.41

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan ("ESPP") permits employees to purchase shares at 85% of the lower of the fair market value at the commencement of the offering or the last day of the payroll payment period. The maximum number of shares of common stock approved by the Company's shareholders to be purchased under the ESPP was increased from 0.9 million shares to 1.2 million shares during fiscal 2010. The vesting period for shares purchased under the ESPP is approximately one year. Under the ESPP, approximately 1.1 million shares had been issued through October 28, 2012, and approximately 78,000 shares are subject to outstanding subscriptions. As of October 28, 2012, the total compensation cost related to the ESPP not yet recognized was $0.1 million, which is expected to be recognized in fiscal 2013.

NOTE 11 - EMPLOYEE RETIREMENT PLANS

The Company maintains a 401(k) Savings and Profit Sharing Plan ("401(k) Plan") which covers all full-time domestic employees who have completed three months of service and are 18 years of age or older. Under the terms of the 401(k) Plan, employees may contribute up to 50% of their salary, subject to certain maximum amounts, which will be matched by the Company at 50% of the employee's contributions that are not in excess of 4% of the employee's compensation. Employee and employer contributions vest upon contribution. Employer contributions amounted to $0.4 million in fiscal years 2012, 2011 and 2010.

The Company's international subsidiaries maintain retirement plans for their employees, which vary by country. The obligations and cost of these plans are not significant to the Company's consolidated financial statements.

Index

NOTE 12 - CONSOLIDATION, RESTRUCTURING AND RELATED CHARGES (CREDITS)

Singapore facility

In the first quarter of fiscal 2012 the Company ceased the manufacture of photomasks at its Singapore facility and, in connection therewith, recorded charges of $1.4 million during fiscal 2012. This restructuring, which was comprised primarily of employee termination costs, was substantially completed in fiscal 2012. The following table sets forth the Company's restructuring reserve primarily related to its Singapore facility as of October 28, 2012, and reflects the activity affecting the reserve for the year then ended.

	Year Ended October 28, 2012
	October 31, 2011	Charges	Utilized	October 28, 2012

Employee terminations and other	$-	$1,166	$(871)	$295

Asset write-downs	-	262	(262)	-

	$-	$1,428	$(1,133)	$295

Shanghai, China, Facility

In the third quarter of fiscal 2009, the Company ceased the manufacture of photomasks at its Shanghai, China, facility. Net restructuring credits of $5.0 million in 2010 primarily relate to the sale of the Company’s Shanghai, China, manufacturing facility. In 2009 the carrying value of this facility was written down to its estimated fair value at that time, and in 2010 the facility was sold for net proceeds of $12.9 million, which exceeded its carrying value and resulted in a gain of $5.4 million that was recorded as a credit to the restructuring reserve.

The following table sets forth the Company's restructuring reserve as of October 31, 2010 related to its Shanghai, China, facility, and reflects the activity affecting the reserve for the year then ended.

	Year Ended October 31, 2010
	November 2, 2009	Charges (Credits)	Utilized	October 31, 2010

Net gain on sales of assets	$-	$(5,189)	$5,189	$-

Employee terminations and other	134	210	(344)	-
	$134	$(4,979)	$4,845	$-

Index

NOTE 13 - INCOME TAXES

The income before income tax provision consists of the following:

	Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010

United States	$(5,474)	$(20,396)	$(27,507)
Foreign	46,122	56,295	60,060
	$40,648	$35,899	$32,553

The income tax provision consists of the following:

	Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010
Current:
Federal	$81	$291	$-
State	(5)	74	-
Foreign	11,332	15,550	7,303

Deferred:
Federal	-	-	-
State	-	-	-
Foreign	(615)	(224)	168
Total	$10,793	$15,691	$7,471

The income tax provision differs from the amount computed by applying the statutory U.S. federal income tax rate to the income before income taxes as a result of the following:

	Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010
U.S. federal income tax at statutory rate	$14,227	$12,564	$11,393
Changes in valuation allowances	1,806	(8,334)	9,693
Distributions from foreign subsidiaries	2,073	1,925	1,750
State income taxes, net of federal benefit	(1,956)	503	(1,270)
Foreign tax rate differentials	(3,805)	(4,467)	(6,381)
Tax credits	(1,071)	(522)	(2,954)
Uncertain tax positions, including reserves, settlements and resolutions	1,984	1,499	93
Debt extinguishment losses	(2,879)	11,942	-
Shanghai, China operations closure	-	-	(6,127)
Other, net	414	581	1,274
	$10,793	$15,691	$7,471

The effective tax rate differs from the U.S. statutory rate of 35% in fiscal year 2012 primarily due to a higher level of earnings being taxed at lower statutory rates in foreign jurisdictions combined with the benefit of various investment credits in certain foreign jurisdictions. The effective tax rate differs from the U.S. statutory rate of 35% in fiscal year 2011 primarily due to the impact of the non-deductible debt extinguishment losses related to the Company’s acquisition of a portion of its 5.5% convertible senior notes and the impact of a foreign subsidiary tax settlement offset by a higher level of earnings taxed at lower statutory rates in foreign jurisdictions.

Index

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

The net deferred income tax assets consist of the following:

	October 28, 2012	October 30, 2011
Deferred income tax assets:
Reserves not currently deductible	$6,382	$5,889
Net operating losses	56,252	51,991
Alternative minimum tax credits	3,116	3,217
Tax credit carryforwards	4,785	5,410
Future lease obligation	-	3,108
Other	2,634	3,359
	73,169	72,974
Valuation allowances	(55,536)	(53,063)
	17,633	19,911
Deferred income tax liabilities:
Property, plant and equipment	(604)	(2,744)
Undistributed earnings of foreign subsidiaries	(4,575)	(4,417)
Investments	(170)	(1,203)
Other	(351)	(481)
	(5,700)	(8,845)
Net deferred income tax assets	$11,933	$11,066
Reported as:
Current deferred tax assets	$1,199	$609
Long-term deferred tax assets	11,395	11,239
Accrued liabilities	-	(45)
Long-term deferred tax liabilities	(661)	(737)
	$11,933	$11,066

Unrecognized tax benefits associated with uncertain tax positions were $3.9 million at October 28, 2012, of which $1.9 million is recorded in other liabilities in the consolidated balance sheet, and $2.0 million is recorded as a reduction to deferred tax assets and the related valuation allowance, and were $1.9 million at October 30, 2011, of which $0.5 million was recorded in income taxes payable and $1.4 million in other liabilities in the consolidated balance sheet. If recognized, $1.9 million of the benefits would favorably affect the Company's effective tax rate in future periods. Included in these amounts for both fiscal years 2012 and 2011 was $0.1 million for interest and penalties. The Company includes any applicable interest and penalties related to uncertain tax positions in its income tax provision. As of October 28, 2012, the Company believes it is not reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months. Currently, the statutes of limitations remain open in various jurisdictions subsequent to, and including, 2007.

Index

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010
Balance at beginning of year	$1,824	$1,676	$1,573

Additions (reductions) for tax positions in prior years	1,932	709	(351)

Additions based on current year tax positions	616	502	454

Settlements	(518)	(1,063)	-

Lapses of statutes of limitations	(61)	-	-
Balance at end of year	$3,793	$1,824	$1,676

As of October 28, 2012, the Company had available U.S. Federal tax operating loss carryforwards of approximately $120.3 million which expire between 2020 and 2032, and research and development tax credit carryforwards of approximately $3.1 million which expire between 2018 and 2029. As of October 28, 2012, the Company also has U.S. state tax operating loss carryforwards of approximately $190.4 million and foreign tax operating loss carryforwards of approximately $40.2 million which expire between 2013 and 2032 with the exception of $0.4 million that have an indefinite life.

The Company has established a valuation allowance for a portion of its deferred tax assets because it believes, based on the weight of all available evidence, that it is more likely than not that a portion of its net operating loss carryforwards may expire prior to utilization. The valuation allowance increased (decreased) by $2.5 million, $(8.2) million and $10.9 million in fiscal years 2012, 2011 and 2010, respectively.

As of October 28, 2012, the Company had $3.1 million of alternative minimum tax credit carryforwards that are available to offset future federal income taxes payable. The Company also has state tax credits available of $2.6 million which, if they are not utilized, will begin to expire in 2013.

As of October 28, 2012, the undistributed earnings of foreign subsidiaries included in consolidated retained earnings amounted to $104.8 million, of which $13.2  million of earnings is considered not to be permanently reinvested. The amount of undistributed earnings is calculated taking into account the net amount of earnings of the Company’s foreign subsidiaries, considering its multi-tier subsidiary structure, and translating those earnings into U.S. dollars using exchange rates in effect as of the balance sheet date. During fiscal year 2008 a decision was made to not indefinitely reinvest earnings in certain foreign jurisdictions. No provision has been made for taxes due on the remaining undistributed earnings of $91.6 million considered to be indefinitely invested. Should the Company elect in the future to repatriate the foreign earnings so invested, it may incur additional income tax expense on those foreign earnings, the amount of which is not practicable to compute.

PKLT, the Company's FPD manufacturing facility in Taiwan, has been accorded a tax holiday, which started in 2012 and expires in 2017. In addition, the Company had been accorded a tax holiday in China which expired in 2011. These tax holidays had no dollar or per share effect in the fiscal years ended October 28, 2012, October 30, 2011 and October 31, 2010. In Korea and at Photronics Semiconductor Mask Corporation (PSMC) in Taiwan, various investment tax credits have been earned to reduce the Company's effective income tax rate.

Income tax payments were $ 14.3 million, $10.4 million and $8.9 million in fiscal 2012, 2011 and 2010, respectively. Cash received for refunds of income taxes paid in prior years amounted to $0.1 million, $0.2 million and $0.1 million in fiscal years 2012, 2011 and 2010, respectively.

Index

NOTE 14 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented as follows:

	Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010

Net income attributable to Photronics, Inc. shareholders	$27,868	$16,229	$23,922
Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effects	6,168	-	4,085
Gain related to common stock warrants fair value adjustment	(94)	-	-
Earnings for diluted earnings per share	$33,942	$16,229	$28,007

Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	60,055	57,030	53,433
Effect of dilutive securities:
Share-based payment awards	767	1,145	996
Common stock warrants	219	283	63
Convertible notes	15,423	-	11,311
Dilutive potential common shares	16,409	1,428	12,370
Weighted-average common shares used for diluted earnings per share	76,464	58,458	65,803

Basic earnings per share	$0.46	$0.28	$0.45
Diluted earnings per share	$0.44	$0.28	$0.43

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

	Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010

Share based payment awards	2,587	2,407	2,684
Convertible notes	-	13,994	-
Common stock warrants	-	213	745
Total potentially dilutive shares excluded	2,587	16,614	3,429

In the first quarter of fiscal year 2013, the Company awarded approximately 0.5 million shared-based payment awards to its employees and directors.

Index

NOTE 15 – SUBSIDIARY SHARE REPURCHASE

Since the second quarter of fiscal 2011, the board of directors of PSMC, a subsidiary of the Company based in Taiwan, authorized several share repurchase programs for PSMC to purchase for retirement shares of its outstanding common stock. During fiscal 2012 and 2011, PSMC purchased 35.9 million and 21.6 million shares, respectively, at a cost of $15.6 million and $9.9 million, respectively. These repurchase programs increased the Company’s ownership in PSMC from 57.53% at October 31, 2010, to 62.25% at October 30, 2011, and to 72.09% at October 28, 2012.

The table below presents the effect of the change in the Company’s ownership interest in PSMC on the Company's equity for fiscal years 2012 (35.9 million shares of common stock of PSMC repurchased), 2011 (21.6 million shares of PSMC stock repurchased) and 2010 (no shares of PSMC common stock repurchased).

	Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010

Net income attributable to Photronics, Inc. shareholders	$27,868	$16,229	$23,922

Increase (decrease) in Photronics, Inc.'s additional paid-in capital	1,985	(201)	-

Decrease in Photronics, Inc.’s accumulated other comprehensive income	(78)	-	-
Change from net income attributable to Photronics, Inc. shareholders and transfers to or from noncontrolling interests	$29,775	$16,028	$23,922

Subsequent to fiscal year 2012, PSMC completed its most recent share repurchase program in November 2012 with the repurchase of an additional 9.2 million shares for $4.2 million, which increased the Company’s ownership in PSMC to 75.11%.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

At October 28, 2012, the Company had outstanding purchase commitments of $100 million, which included $91 million related to capital expenditures, and had recorded liabilities for the purchase of equipment of $7 million. See Note 9 for operating lease commitments.

The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material effect on its consolidated financial statements.

Index

NOTE 17 - GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

The Company operates as a single operating segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of IC's and FPDs. Geographic net sales are based primarily on where the Company's manufacturing facility is located. The Company's 2012, 2011 and 2010 net sales by geographic area and for ICs and FPDs, and total long-lived assets by geographic area were as follows:

	Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010
Net sales
Korea	$161,154	$171,327	$143,371
United States	135,170	158,005	123,753
Taiwan	109,232	122,070	101,189
Europe	40,653	46,613	41,850
All other	4,230	14,005	15,391
	$450,439	$512,020	$425,554

IC	$350,105	$391,158	$329,767
FPD	100,334	120,862	95,787
	$450,439	$512,020	$425,554

	October 28, 2012	October 30, 2011	October 31, 2010
Long-lived assets
United States	$177,614	$159,845	$134,349
Korea	120,628	119,855	131,802
Taiwan	72,185	77,367	88,323
Europe	10,262	10,879	14,182
All other	119	734	1,158
	$380,808	$368,680	$369,814

Samsung Electronics Co., Ltd. accounted for approximately 22%, 20% and 19% of the Company's net sales in fiscal years 2012, 2011 and 2010, respectively.

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

Index

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

NOTE 19 - OTHER RELATED PARTY TRANSACTIONS

The chairman of the board and chief executive officer of the Company is also the vice chairman of the board and majority shareholder of a company that provides secure managed information technology services to Photronics. Another director of the Company is also a shareholder, chief executive officer and executive chairman of the board of this company. Since 2002, the Company has entered into various service contracts with this company to provide services to all of the Company's worldwide facilities. The Company incurred expenses for services provided by this company of $1.8 million,  $1.8 million, and $2.6 million in fiscal years 2012, 2011 and 2010, respectively and, as of both October 28, 2012 and October 30, 2011, had outstanding balances of $0.2 million due to this company. As of October 28, 2012, the Company had contracted with this company for various services through June 2015 at a cost of $3.6 million.

The Company purchases photomask blanks from a company of which an officer of the Company is a significant shareholder. The Company purchased $20.1 million, $21.4 million and $21.9 million of photomask blanks from this company in 2012, 2011 and 2010, respectively, for which the amount owed to this company was $4.2 million at October 28, 2012, and $2.9 million at October 30, 2011.

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

A fair value measurement further assumes that the hypothetical transaction occurs in the principal (or if no principal market exists, the most advantageous) market for the asset or liability. Further, a fair value measurement considers the assumptions that would be made by market participants when pricing the asset or liability, such as transfer restrictions (in the case of an asset) or nonperformance risk and, in the case of nonfinancial assets, assumes a transaction involving the highest and best use of the asset.

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

Index

Level 1 - Inputs are prices in active markets for identical securities that are accessible at the measurement date.

Level 2 - Inputs other than quoted prices included within Level 1 are observable for the asset or liability, either directly or indirectly. At October 30, 2011, the Company's Level 2 liabilities are certain common stock warrants, which are included in other liabilities.

Level 3 - Inputs are unobservable inputs for the asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the Company’s liabilities as of October 30, 2011, that are measured at fair value on a recurring basis. The Company had no assets or liabilities measured at fair value on a recurring basis as of October 28, 2012.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company did not have any nonfinancial assets or liabilities measured at fair value on a nonrecurring basis at October 28, 2012 or October 30, 2011.

Fair Value of Other Financial Instruments

The fair values of the Company's cash and cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying value due to their short-term maturities. The fair value of the Company’s financing loan with a customer is a Level 2 measurement that approximates its carrying value due to its short-term maturity. The fair value of the Company’s variable rate term loan is a Level 2 measurement and approximates its carrying value due to the variable nature of the underlying interest rates. The fair value of the Company’s convertible senior notes is a Level 2 measurement that is determined using recent bid prices. The table below presents the fair and carrying values of the Company’s convertible senior notes at October 28, 2012 and October 30, 2011.

	October 28, 2012		October 30, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value

3.25% convertible senior notes	$110,239	$115,000	$109,260	$115,000
5.5% convertible senior notes	$27,755	$22,054	$32,791	$22,054

Index

NOTE 21 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data:

	First	Second	Third	Fourth	Year
Fiscal 2012:	(a) (b)	(c)		(d)	(a) (b) (c) (d)

Net sales	$112,154	$117,451	$116,616	$104,218	$450,439
Gross margin	25,458	29,861	32,304	24,297	111,920
Net income	4,841	9,530	11,267	4,217	29,855
Net income attributable to Photronics, Inc. shareholders	4,268	8,818	10,950	3,832	27,868

Earnings per share:
Basic	$0.07	$0.15	$0.18	$0.06	$0.46
Diluted	$0.07	$0.14	$0.16	$0.06	$0.44

Fiscal 2011:	(e)	(f) (g)	(h) (i)	(i)	(j) (k)

Net sales	$120,823	$133,103	$135,935	$122,159	$512,020
Gross margin	30,594	36,486	38,240	30,893	136,214
Net income (loss)	13,584	(15,033)	12,622	9,035	20,208
Net income (loss) attributable to Photronics, Inc. shareholders	12,111	(16,438)	11,265	9,291	16,229

Earnings (loss) per share:
Basic	$0.23	$(0.30)	$0.19	$0.16	$0.28
Diluted	$0.20	$(0.30)	$0.16	$0.14	$0.28

(a)	Includes consolidation and restructuring charges of $1.1 million, net of tax, in connection with the discontinuance of manufacturing operations at the Company’s Singapore facility.

(b)	Includes non-cash gain of $0.1 million, net of tax, in connection with subsequent measurement at fair value of warrants issued to purchase the Company’s stock.

(c)	Includes consolidation and restructuring charges of $0.1 million, net of tax, in connection with the discontinuance of manufacturing operations at the Company’s Singapore facility.

(d)	Includes consolidation and restructuring charges of $0.2 million, net of tax, in connection with the discontinuance of manufacturing operations at the Company’s Singapore facility.

(e)	Includes non-cash loss of $0.1 million, net of tax, in connection with subsequent measurement at fair value of warrants issued to purchase the Company’s stock.

(f)
Includes debt extinguishment loss of $30.3 million, net of tax, in connection with the acquisition of $30.4 million principal amount of the Company’s 5.5% convertible senior notes, with original maturity date of October 2014.

(g)	Includes non-cash loss of $0.7 million, net of tax, in connection with subsequent measurement at fair value of warrants used to purchase the Company’s stock.

(h)
Includes debt extinguishment loss of $5.0 million, net of tax, in connection with the acquisition of $5.0 million principal amount of the Company’s 5.5% convertible senior notes, with original maturity date of October 2014.

(i)	Includes non-cash gain of $0.2 million, net of tax, in connection with subsequent measurement at fair value of warrants used to purchase the Company’s stock.

(j)
Includes debt extinguishment loss of $35.3 million, net of tax, in connection with the acquisition of $35.4 million principal amount of the Company’s 5.5% convertible senior notes, with original maturity date of October 2014

(k)	Includes non-cash loss of $0.4 million, net of tax, in connection with subsequent measurement at fair value of warrants used to purchase the Company’s stock.

Index

NOTE 22 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and is applied retrospectively.  The Company has adopted this update and presented the Consolidated Statements of Comprehensive Income immediately following the Consolidated Statements of Income.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 28, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control - Integrated Framework." Management, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, assessed that the Company's internal control over financial reporting was effective as of October 28, 2012.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company's internal control over financial reporting as of October 28, 2012, as stated in their attestation report on page 32 of this Form 10-K.

January 9, 2013

ITEM 9B.	OTHER INFORMATION

None.

Index

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information as to Directors required by Item 401, 405 and 407(c)(3)(d)(4) and (d)(5) of Regulation S-K is set forth in the Company's 2013 definitive Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the fiscal year covered by this Form 10-K under the caption "PROPOSAL 1 - ELECTION OF DIRECTORS," "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and in the third paragraph under the caption "MEETINGS AND COMMITTEES OF THE BOARD," and is incorporated in this report by reference. The information as to Executive Officers is included in the Company's 2013 definitive Proxy Statement under the caption "EXECUTIVE OFFICERS" and is incorporated in this report by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller. A copy of the code of ethics may be obtained, free of charge, by writing to the vice president general counsel of Photronics, Inc. at 15 Secor Road, Brookfield, Connecticut 06804.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K and paragraph (e)(4) and (e)(5) of Item 407 is set forth in the Company's 2013 definitive Proxy Statement under the captions "EXECUTIVE COMPENSATION," "CERTAIN AGREEMENTS", "DIRECTORS' COMPENSATION", "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "COMPENSATION COMMITTEE REPORT," respectively, and is incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSAND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth in the Company’s 2013 definitive Proxy Statement under the caption “EQUITY COMPENSATION PLAN INFORMATION”, and is incorporated in this report by reference. The information required by Item 403 of Regulation S-K is set forth in the Company's 2013 definitive Proxy Statement under the caption "OWNERSHIP OF COMMON STOCK BY DIRECTORS, OFFICERS AND CERTAIN BENEFICIAL OWNERS", and is incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,AND DIRECTOR INDEPENDENCE

The information required by Items 404 and Item 407(a) of Regulation S-K is set forth in the Company's 2013 definitive Proxy Statement under the captions "MEETINGS AND COMMITTEES OF THE BOARD" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS", respectively, and is incorporated in this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Rule 14a-101 of the Exchange Act is set forth in the Company's 2013 definitive Proxy Statement under the captions "FEES PAID TO THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" and "AUDIT COMMITTEE REPORT," and is incorporated in this report by reference.

Index

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

		Page
		No.
1.	Financial Statements: See "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" in Part II, Item 8 of this Form 10-K.	31

2.	Financial Statement Schedules:

	Report of Independent Registered Public Accounting Firm	65

	Schedule II - Valuation and Qualifying Accounts for the years ended October 28, 2012, October 30, 2011, and October 31, 2010	66

	All other schedules are omitted because they are not applicable.

3.	Exhibits	67

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Photronics, Inc.
Brookfield, Connecticut

We have audited the consolidated financial statements of Photronics, Inc. and subsidiaries (the "Company") as of October 28, 2012 and October 30, 2011, and for each of the three fiscal years ended October 28, 2012, October 30, 2011 and October 31, 2010, and the Company's internal control over financial reporting as of October 28, 2012, and have issued our report thereon dated January 9, 2013 (which report expresses an unqualified opinion on the financial statements and includes an explanatory paragraph relating to the Company's adoption of Financial Accounting Standards Board Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
January 9, 2013

Index

	Schedule II

	Valuation and Qualifying Accounts
	for the Years Ended October 28, 2012, October 30, 2011
	and October 31, 2010
	(in thousands)

	Balance at	Charged to			Balance at
	Beginning of	Costs and			End of
	Year	Expenses	Deductions		Year
Allowance for Doubtful Accounts

Year ended October 28, 2012	$4,055	$(203)	$50	(a)	$3,902
Year ended October 30, 2011	$4,235	$298	$(478)	(a)	$4,055
Year ended October 31, 2010	$2,669	$1,975	$(409)	(a)	$4,235

Deferred Tax Asset Valuation Allowance

Year ended October 28, 2012	$53,063	$3,331	$(858)	(b)	$55,536
Year ended October 30, 2011	$61,303	$-	$(8,240)	(b)	$53,063
Year ended October 31, 2010	$50,449	$20,419	$(9,565)	(c)	$61,303

(a)	Uncollectible accounts written off and impact of foreign currency translation.

(b)	Primarily due to utilization of net operating losses and expiration of investment tax credit.

(c)	Primarily due to reversal of valuation allowance for Shanghai, China, facility closure and impact of reduced income tax rates in Taiwan.

Index

EXHIBITS INDEX

Exhibit Number	Description

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

4.1
Form of Indenture between the Company and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 File Number 333-160235 filed on June 25, 2009).

4.2
Indenture dated September 16, 2009 between the Company and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8K filed September 17, 2009).

4.3
Supplement to Indenture dated September 16, 2009 between the Company and the Bank of New York, as Trustee relating to the issuance of the Company’s 5.5% Convertible Notes due 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8K filed September 17, 2009.

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

10.2
Underwriting Agreement between the Company and Morgan Stanley & Co. Incorporated dated September 10, 2009  relating to the issuance of  the Company’s 5.5% Convertible Notes due 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K filed September 11, 2009).

10.3
Underwriting Agreement between the Company and Morgan Stanley & Co. Incorporated dated September 10, 2009 relating to the issuance of 9,638,554 shares of common stock (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8K filed September 11, 2009).

10.4
Warrant Agreement between the Company and Intel Capital Corporation dated September 10, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8K filed September 11, 2009).

10.5
Warrant Agreement between the Company and Intel Capital Corporation dated September 10, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8K filed September 11, 2009).

10.6	The Company’s 1992 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-8, File Number 33-47446 which was filed April 24, 1994).+

10.7	Amendment to the Employee Stock Purchase Plan as of March 24, 2004 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2011).+

10.8	Amendment to the Employee Stock Purchase Plan as of April 8, 2010 (incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q filed on June 10, 2010).+

10.9	Amendment to the Employee Stock Purchase Plan as of March 28, 2012 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on September 5, 2012).+

10.10	The Company’s 2007 Long-Term Equity Incentive Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on September 5, 2012).+

Index

10.11	Amendment to the 2007 Long Term Equity Incentive Plan as of April 8, 2010 (incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q filed on June 10, 2010).+

10.12
Consulting Agreement between the Company and Constantine S. Macricostas, dated July 11, 2005. (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2011 filed on January 13, 2012)+

10.13
Amendment No. 1 to the Consulting Agreement between Constantine S. Macricostas and the Company dated November 10, 2008 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10K for the fiscal year ended November 2, 2008).+

10.14
Executive Employment Agreement between the Company and Sean T. Smith dated February 20, 2003 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2009).+

10.15
Limited Liability Company Operating Agreement of MP Mask Technology Center, LLC between Micron Technology, Inc. ("Micron") and Photronics, Inc. ("Photronics") dated May 5, 2006. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2011) #

10.16
Contribution and Units Purchase Agreement between Micron, Photronics and MP Mask Technology Center, LLC ("MP Mask") dated May 5, 2006. (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2011) #

10.17
Technology License Agreement among Micron, Photronics and MP Mask dated May 5, 2006. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2011) #

10.18
Photronics to Micron Supply Agreement between Micron and Photronics dated May 5, 2006. (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2011) #

10.19
Company to Photronics Supply Agreement between MP Mask and Photronics dated May 5, 2006. (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2011) #

10.20	Special Warranty Deed dated as of February 29, 2012 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 6, 2012)

10.21
Executive Employment Agreement between the Company and Soo Hong Jeong dated May 31, 2011 (incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q filed on June 8, 2011). +

10.22
Executive Employment Agreement between the Company and Christopher J. Progler, Vice President, Chief Technology Officer dated September 10, 2007. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on January 11, 2008) +

10.23
Executive Employment Agreement between the Company and Peter Kirlin dated May 21, 2010 (incorporated by reference to Exhibit 10.42 of the Company's Quarterly Report on Form 10-Q filed on June 10, 2010).+

10.24
Executive Employment Agreement between the Company and Richelle Burr dated May 21, 2010 (incorporated by reference to Exhibit 10.43 of the Company's Quarterly Report on Form 10-Q filed on June 10, 2010).+

10.25	Form of Amendment to Executive Employment Agreement dated March 16, 2012 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 16, 2012).+

10.26	Second Amended and Restated Credit Agreement dated as of March 2, 2012 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 6, 2012).

10.27
Security Agreement dated December 12, 2008 by and among the Company, the subsidiaries of the Company listed on the signature page and JPMorgan Chase Bank National Association (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10Q for the quarterly period ended May 3, 2009).

21	List of Subsidiaries of the Company.*

23	Consent of Deloitte & Touche LLP.*

Index

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

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTRONICS, INC.
(Registrant)

By	/s/ SEAN T. SMITH	January 9, 2013
Sean T. Smith
Senior Vice President
Chief Financial Officer
(Principal Accounting Officer/
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ CONSTANTINE S. MACRICOSTAS	January 9, 2013
Constantine S. Macricostas
Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)

By	/s/ SEAN T. SMITH	January 9, 2013
Sean T. Smith
Senior Vice President
Chief Financial Officer
(Principal Accounting Officer/
Principal Financial Officer)

By	/s/ WALTER M. FIEDEROWICZ	January 9, 2013
Walter M. Fiederowicz
Director

By	/s/ JOSEPH A. FIORITA, JR.	January 9, 2013
Joseph A. Fiorita, Jr.
Director

By	/s/ LIANG-CHOO HSIA	January 9, 2013
Liang-Choo Hsia
Director

By	/s/ GEORGE MACRICOSTAS	January 9, 2013
George Macricostas
Director

By	/s/ MITCHELL G. TYSON	January 9, 2013
Mitchell G. Tyson
Director