Form 10-Q
period 2013-01-27
PHOTRONICS INC
filed 2013-03-06
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 27, 2013
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2013
Common Stock, $0.01 par value	60,777,405 Shares

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

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	January 27, 2013	October 28, 2012

ASSETS

Current assets:
Cash and cash equivalents	$217,771	$218,043
Accounts receivable, net of allowance of $3,513 in 2013and $3,902 in 2012	74,291	75,685
Inventories	18,964	17,702
Other current assets	11,414	8,364
Total current assets	322,440	319,794

Property, plant and equipment, net	395,895	380,808
Investment in joint venture	93,086	93,252
Intangible assets, net	36,153	37,384
Deferred income taxes	11,628	11,395
Other assets	8,296	6,601
Total assets	$867,498	$849,234

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term borrowings	$7,645	$7,781
Accounts payable	65,568	53,031
Accrued liabilities	23,647	24,701
Total current liabilities	96,860	85,513

Long-term borrowings	167,265	168,956
Other liabilities	9,532	8,764
Total liabilities	273,657	263,233

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 60,362 shares issued and outstanding at January 27, 2013 and 60,213 shares issued and outstanding at October 28, 2012	603	602
Additional paid-in capital	494,985	493,411
Retained earnings	43,796	41,473
Accumulated other comprehensive income	23,812	15,900
Total Photronics, Inc. shareholders' equity	563,196	551,386
Noncontrolling interests	30,645	34,615
Total equity	593,841	586,001
Total liabilities and equity	$867,498	$849,234

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	January 27, 2013	January 29, 2012

Net sales	$99,839	$112,154

Costs and expenses:

Cost of sales	(78,741)	(86,696)

Selling, general and administrative	(11,067)	(11,325)

Research and development	(4,839)	(4,444)

Consolidation, restructuring and related charges	-	(1,118)
Operating income	5,192	8,571

Other income (expense):
Interest expense	(1,887)	(1,781)
Interest and other income (expense), net	1,296	1,372
Income before income tax provision	4,601	8,162

Income tax provision	(1,742)	(3,321)
Net income	2,859	4,841

Net income attributable to noncontrolling interests	(536)	(573)
Net income attributable to Photronics, Inc. shareholders	$2,323	$4,268
Earnings per share:

Basic	$0.04	$0.07
Diluted	$0.04	$0.07
Weighted-average number of common shares outstanding:

Basic	60,277	59,817
Diluted	61,095	60,930

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended
	January 27, 2013	January 29, 2012

Net income	$2,859	$4,841

Other comprehensive income, net of tax of $0:

Foreign currency translation adjustments	8,137	(1,150)

Amortization of cash flow hedge	32	32
Other comprehensive income (loss)	8,169	(1,118)
Comprehensive income	11,028	3,723

Less: comprehensive income attributable to noncontrolling interests	(765)	(848)
Comprehensive income attributable to Photronics, Inc. shareholders	$10,263	$2,875

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	January 27, 2013	January 29, 2012

Cash flows from operating activities:
Net income	$2,859	$4,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,157	22,667
Consolidation, restructuring and related charges	-	232
Changes in assets and liabilities:
Accounts receivable	1,910	1,287
Inventories	(997)	383
Other current assets	(2,895)	(542)
Accounts payable, accrued liabilities, and other	(1,369)	5,167
Net cash provided by operating activities	18,665	34,035
Cash flows from investing activities:
Purchases of property, plant and equipment	(15,539)	(18,127)
Investment in joint venture	-	(400)
Other	(1,043)	(1,602)
Net cash used in investing activities	(16,582)	(20,129)
Cash flows from financing activities:
Repurchase of common stock by subsidiary	(4,190)	(885)
Repayments of long-term borrowings	(1,655)	(999)
Proceeds from share-based arrangements	203	233
Net cash used in financing activities	(5,642)	(1,651)
Effect of exchange rate changes on cash	3,287	(383)
Net increase (decrease) in cash and cash equivalents	(272)	11,872
Cash and cash equivalents at beginning of period	218,043	189,928
Cash and cash equivalents at end of period	$217,771	$201,800

Supplemental disclosure of non-cash information:

Accrual for property, plant and equipment purchased during the period	$16,342	$10,447

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended January 27, 2013 and January 29, 2012
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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending November 3, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 28, 2012.

NOTE 2 - CHANGES IN EQUITY

      The following tables set forth the Company's consolidated changes in equity for the three months ended January 27, 2013 and January 29, 2012:

	Three Months Ended January 27, 2013
	Photronics, Inc. Shareholders
			Additional		Accumulated Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity
Balance at October 28, 2012	60,213	$602	$493,411	$41,473	$15,900	$34,615	$586,001

Net income	-	-	-	2,323	-	536	2,859
Other comprehensive income	-	-	-	-	7,939	230	8,169
Sale of common stock through employee stock option and purchase plans	77	1	110	-	-	-	111
Restricted stock awards vesting and expense	72	-	269	-	-	-	269
Share-based compensation expense	-	-	616	-	-	-	616
Repurchase of common stock by subsidiary	-	-	579	-	(27)	(4,736)	(4,184)
Balance at January 27, 2013	60,362	$603	$494,985	$43,796	$23,812	$30,645	$593,841

Index

	Three Months Ended January 29, 2012
	Photronics, Inc. Shareholders
			Additional		Accumulated Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity
Balance at October 30, 2011	59,651	$597	$486,674	$13,605	$10,171	$48,709	$559,756

Net income	-	-	-	4,268	-	573	4,841
Other comprehensive income (loss)	-	-	-	-	(1,393)	275	(1,118)
Sale of common stock through employee stock option and purchase plans	122	1	143	-	-	-	144
Restricted stock awards vesting and expense	65	-	242	-	-	-	242
Share-based compensation expense	-	-	413	-	-	-	413
Common stock warrants exercised	177	2	1,051	-	-	-	1,053
Repurchase of common stock by subsidiary	-	-	151	-	(5)	(1,031)	(885)
Balance at January 29, 2012	60,015	$600	$488,674	$17,873	$8,773	$48,526	$564,446

NOTE 3 - JOINT VENTURE, TECHNOLOGY LICENSE AND OTHER AGREEMENTS WITH MICRON TECHNOLOGY, INC.

     In May 2006, Photronics and Micron Technology, Inc. ("Micron") entered into the MP Mask joint venture (“MP Mask”), which develops and produces photomasks for leading-edge and advanced next generation semiconductors. As part of the formation of the joint venture, Micron contributed its existing photomask technology center located in Boise, Idaho, (headquarters of MP Mask) and Photronics invested $135 million in exchange for a 49.99% interest in MP Mask (to which $64.2 million of the original investment was allocated), a license for photomask technology of Micron, and certain supply agreements.

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

     The Company has utilized MP Mask for both high-end IC photomask production and research and development purposes. MP Mask charges its variable interest holders based on their actual usage of its facility. MP Mask separately charges for any research and development activities it engages in at the requests of its owners. The Company recorded cost of sales of $1.9 million and $2.0 million during the three month periods ended January 27, 2013 and January 29, 2012, respectively, and research and development expenses of $0.2 million during each of the three month periods. As of January 27, 2013 and October 28, 2012, the Company owed MP Mask $4.9 million and $6.4 million, respectively, and had a receivable from Micron of $5.2 million and $9.0 million, respectively, both primarily related to the aforementioned supply agreements.

     MP Mask is governed by a Board of Managers, appointed by Micron and the Company. Since MP Mask's inception, Micron, as a result of its majority ownership, has held majority voting power on the Board of Managers. The voting power held by each party is subject to change as ownership interests change. Under the MP Mask joint venture operating agreement, the Company may be required to make additional capital contributions to MP Mask up to the maximum amount defined in the operating agreement. However, should the Board of Managers determine that further additional funding is required, MP Mask shall pursue its own financing. If MP Mask is unable to obtain its own financing, it may request additional capital contributions from the Company. Should the Company choose not to make a requested contribution to MP Mask, its ownership percentage may be reduced. The Company contributed capital of $0.4 million to MP Mask during the three month period ended January 29, 2012, and made no capital contributions to the joint venture during the three month period ended January 27, 2013. The Company did not receive any distributions from MP Mask during the first quarter of fiscal 2013 or 2012.

     The Company's investment in the VIE, which represents its maximum exposure to loss, was $93.1 million at January 27, 2013 and $93.3 million at October 28, 2012. These amounts are reported in the Company's condensed consolidated balance sheets as "Investment in joint venture". The Company recorded a loss from its investment in the VIE of $0.2 million in the three month period ended January 27, 2013, and recorded no income from its investment in the three month period ended January 29, 2012. Income from the VIE is included in "Interest and other income (expense), net" in the condensed consolidated statements of income.

Index

In the second quarter of fiscal 2012 the Company paid $35 million to Micron in connection with its purchase of the U.S. nanoFab facility, which it had been leasing from Micron under a lease which ran through December 31, 2014.

NOTE 4 - LONG-TERM BORROWINGS

     Long-term borrowings consist of the following:

	January 27, 2013	October 28, 2012

3.25% convertible senior notes due on April 1, 2016	$115,000	$115,000
Variable rate term loan, maturing March 1, 2017	23,125	23,750
5.5% convertible senior notes due on October 1, 2014	22,054	22,054
3.09% capital lease obligation payable through March 2016	14,145	15,175
4.75% financing loan with customer	586	758
	174,910	176,737
Less current portion	7,645	7,781
	$167,265	$168,956

In March 2012 the Company, in connection with its purchase of the U.S. nanoFab facility (see Note 3 for further discussion), amended its credit facility ("the credit facility") to include the addition of a $25 million variable rate (2.5% at January 27, 2013) term loan maturing in March 2017 with minimum quarterly principal payments of $0.6 million (quarterly payments commenced in June 2012 and are based on a ten year repayment period). The amendment also included a twenty-five basis point reduction in the interest rate charged on any borrowings under the credit facility.

The credit facility bears interest (2.50% at January 27, 2013), based on the Company's total leverage ratio, at LIBOR plus a spread, as defined in the credit facility. The credit facility is secured by substantially all of the Company's assets located in the United States, as well as common stock the Company owns in certain of its foreign subsidiaries, and is subject to the following financial covenants: minimum fixed charge ratio, total leverage ratio and minimum unrestricted cash balance. As of January 27, 2013, the Company was in compliance with the covenants of its credit facility, had no outstanding borrowings under the credit facility and $30 million was available for borrowing.

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

In September 2009 the Company issued, through a public offering, $57.5 million aggregate principal amount of 5.5% convertible senior notes, which were to mature on October 1, 2014.  Under the terms of the offering, the note holders could convert each $1,000 principal amount of notes to 196.7052 shares of common stock (equivalent to an initial conversion price of $5.08 per share of common stock) on, or before, September 30, 2014.  The conversion rate is subject to adjustment upon the occurrence of certain events which are described in the indenture dated September 16, 2009.  The Company is not required to redeem the notes prior to their maturity.  The net proceeds of this offering were approximately $54.9 million, which were used to reduce amounts outstanding under the Company’s credit facility. A portion of the notes from this issuance having an aggregate principal amount of $35.4 million were acquired by the Company during fiscal year 2011.

Index

In April 2011 the Company entered into a five year, $21.2 million capital lease for manufacturing equipment. Payments under the lease, which bears interest at 3.09%, are $0.4 million per month through March 2016. The lease agreement provides that the Company must maintain the equipment in good working order, and includes a cross default with cross acceleration provision related to certain non-financial covenants incorporated in the Company's credit facility agreement. As of January 27, 2013, the total amount payable through the end of the lease term was $14.9 million, of which $14.1 million represented principal and $0.8 million represented interest. See Note 15.

In January 2010 the Company borrowed $3.7 million from a customer to purchase manufacturing equipment. This loan bears interest at 4.75% and is primarily being repaid with product supplied to the customer. Product valued at $0.2 million and $0.3 million was shipped to the customer and applied against the loan during the first quarters of fiscal 2013 and fiscal 2012, respectively. The Company estimates that the loan will be fully repaid in fiscal 2013.

NOTE 5 - COMMON STOCK WARRANTS

    In September 2009 the Company entered into two warrant agreements with Intel Capital Corporation to purchase a total of 750,000 shares of the Company's common stock. Under one warrant agreement 500,000 shares of the Company's common stock can be purchased at an exercise price of $4.15 per share and under the second warrant agreement 250,000 shares of the Company's common stock can be purchased at an exercise price of $5.08 per share. The warrant agreements expire in September 2014. Also in September 2009, the Company and Intel Corporation entered into an agreement to share technical and operations information regarding the development of the Company's products, the capabilities of the Company's photomask manufacturing lines and the alignment of photomask toolsets. Intel Capital Corporation also invested in the Company's convertible debt offering of September 2009. The warrants were recorded at their fair value on their date of grant, which was determined using the Black-Scholes option pricing model. As of January 27, 2013, none of the warrants issued to Intel Capital Corporation had been exercised.

NOTE 6 - SHARE-BASED COMPENSATION

     In March 2007 shareholders approved a new share-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to, shares of the Company's common stock may be granted from shares authorized but unissued or shares previously issued and reacquired by the Company. A maximum of six million shares of common stock may be issued under the Plan. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. The Company incurred total share-based compensation costs of $0.9 million and $0.7 million for the three month periods ended January 27, 2013 and January 29, 2012, respectively. No share-based compensation cost was capitalized as part of an asset and no related income tax benefits were recorded during the periods presented.

Stock Options

     Option awards generally vest in one to four years, and have a ten-year contractual term. All incentive and non-qualified stock option grants have an exercise price no less than the market value of the underlying common stock on the date of grant. The grant date fair values of options are based on closing prices of the Company’s common stock on the dates of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's stock. The Company uses historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that the options granted are expected to remain outstanding. The risk-free rate of return for the estimated term of the option is based on the U.S. Treasury yield curve in effect at the date of grant. The weighted-average inputs and risk-free rate of return ranges used to calculate the grant date fair value of options issued during the three month periods ended January 27, 2013 and January 29, 2012, are presented in the following table.

	Three Months Ended
	January 27, 2013	January 29, 2012

Volatility	100.1%	102.1%

Risk free rate of return	0.5% - 0.7%	0.7%

Dividend yield	0.0%	0.0%

Expected term	4.3 years	4.3 years

Index

     Information on outstanding and exercisable option awards as of January 27, 2013, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 27, 2013	4,419,989	$8.06	6.3 years	$5,159

Exercisable at January 27, 2013	2,843,728	$9.28	5.0 years	$4,544

     There were 564,000 share options granted during the three month period ended January 27, 2013, with a weighted-average grant date fair value of $3.99 per share, and there were 492,500 share options granted during the three month period ended January 29, 2012, with a weighted-average grant date fair value of $4.46 per share. As of January 27, 2013, the total unrecognized compensation cost related to unvested option awards was approximately $5.1 million. That cost is expected to be recognized over a weighted-average amortization period of 2.7 years.

Restricted Stock

     The Company periodically grants restricted stock awards. The restrictions on these awards lapse over a service period that has ranged from less-than-one to eight years. There were 204,500 restricted stock awards issued during the three month period ended January 27, 2013, with a weighted-average grant date fair value of $5.46 per share, and there were 168,750 restricted stock awards granted during the three month period ended January 29, 2012, with a weighted-average grant date fair value of $6.28 per share. As of January 27, 2013, the total compensation cost not yet recognized related to unvested restricted stock awards was approximately $1.8 million. That cost is expected to be recognized over a weighted-average amortization period of 2.2 years. As of January 27, 2013, there were 385,314 shares of restricted stock outstanding.

NOTE 7 - CONSOLIDATION, RESTRUCTURING AND RELATED CHARGES

    In the first quarter of fiscal 2012 the Company ceased the manufacture of photomasks at its Singapore facility, and in connection therewith recorded a charge of $1.1 million during the three month period ended January 29, 2012. This restructuring, which was comprised primarily of employee termination costs, was substantially completed in fiscal 2012 at a cost of $1.4 million. The following table sets forth the Company’s restructuring reserve, primarily related to its Singapore facility, as of January 27, 2013 and January 29, 2012, and reflects the activity affecting the reserve for the three month periods then ended.

	Three Months Ended				Three Months Ended
	January 27, 2013				January 29, 2012
	October 29, 2012	Charges	Utilized	January 27, 2013	October 31, 2011	Charges	Utilized	January 29, 2012

Employee terminations and other	$295	$-	$(255)	$40	$-	$886	$(467)	$419
Asset write-downs	-	-	-	-	-	232	(232)	-
	$295	$-	$(255)	$40	$-	$1,118	$(699)	$419

Index

NOTE 8 - INCOME TAXES

   The effective income tax rates for the three month periods ended January 27, 2013 and January 29, 2012, differ from the rates computed by applying the U.S. statutory rate of 35% to income before income taxes for the periods primarily due to income tax benefits being substantially offset by changes in deferred tax asset valuation allowances in jurisdictions in which the Company incurred losses before income taxes, the effect of which was partially offset by higher levels of income before income taxes being taxed at lower statutory rates in non-U.S. jurisdictions.

   Unrecognized tax benefits were $3.9 million at January 27, 2013 and October 28, 2012, of which $1.9 million would favorably impact the Company’s effective tax rate if recognized. Accrued interest and penalties related to unrecognized tax benefits were $0.1 million at January 27, 2013 and October 28, 2012. As of January 27, 2013, the Company believes it is not reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months.

   PKLT, the Company’s FPD manufacturing facility in Taiwan, is accorded a tax holiday which commenced in 2012 and expires in 2017.  The tax holiday had no dollar or per share effect in the three months ended January 27, 2013 and January 29, 2012.

NOTE 9 - EARNINGS PER SHARE

     The calculation of basic and diluted earnings per share is presented below.

	Three Months Ended
	January 27, 2013	January 29, 2012

Net income attributable to Photronics, Inc. shareholders	$2,323	$4,268
Effect of dilutive securities:
Gains related to common stock warrants fair value adjustment	-	(94)
Earnings for diluted earnings per share	$2,323	$4,174
Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	60,277	59,817
Effect of dilutive securities:
Share-based payment awards	685	831
Common stock warrants	133	282
Potentially dilutive common shares	818	1,113
Weighted-average common shares used for diluted earnings per share	61,095	60,930

Basic earnings per share	$0.04	$0.07
Diluted earnings per share	$0.04	$0.07

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

	Three Months Ended
	January 27, 2013	January 29, 2012

Convertible notes	15,423	15,423
Share-based payment awards	2,943	2,550
Total potentially dilutive shares excluded	18,366	17,973

Index

NOTE 10 – GEOGRAPHIC INFORMATION

     The Company operates as a single operating segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of ICs and FPDs. Geographic net sales are based primarily on where the Company's manufacturing facility is located. The Company's net sales by geographic area and for ICs and FPDs for the three month periods ended January 27, 2013 and January 29, 2012, and its property, plant and equipment by geographic area as of January 27, 2013 and October 28, 2012, are presented below.

	Three Months Ended
	January 27, 2013	January 29, 2012
Net sales
Korea	$33,971	$41,912
Taiwan	28,394	26,479
United States	28,220	31,570
Europe	8,600	10,348
All other	654	1,845
	$99,839	$112,154

IC	$74,425	$86,807
FPD	25,414	25,347
	$99,839	$112,154

	As of
	January 27, 2013	October 28, 2012
Property, plant and equipment
United States	$174,594	$177,614
Korea	138,579	120,628
Taiwan	72,098	72,185
Europe	10,581	10,262
All other	43	119
	$395,895	$380,808

      The Company is typically impacted during its first fiscal quarter by the North American and European holiday periods, as some customers reduce their effective workdays and orders during these periods. Additionally, the Company can be impacted during its first or second quarter by the Asian New Year holiday period, which may also reduce customer orders.

NOTE 11 - FAIR VALUE MEASUREMENTS

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

   The Company did not have any assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at January 27, 2013 or October 28, 2012.

Index

Fair Value of Other Financial Instruments

     The fair values of the Company's cash and cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying value due to their short-term maturities. The fair value of the Company's financing loan with a customer is a Level 2 measurement that approximates its carrying value due to its short-term maturity. The fair value of the Company's variable rate term loan is a Level 2 measurement and approximates its carrying value due to the variable nature of the underlying interest rates. The fair value of the Company's convertible senior notes is a Level 2 measurement that is determined using recent bid prices. The table below presents the fair and carrying values of the Company's convertible senior notes at January 27, 2013 and October 28, 2012.

	January 27, 2013		October 28, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value

3.25% convertible senior notes	$117,544	$115,000	$110,239	$115,000
5.5% convertible senior notes	$31,195	$22,054	$27,755	$22,054

NOTE 12 - SUBSIDIARY SHARE REPURCHASE

Since the second quarter of fiscal 2011, the board of directors of PSMC, a subsidiary of the Company based in Taiwan, has authorized several share repurchase programs for PSMC to purchase for retirement shares of its outstanding common stock. During the first fiscal quarters of 2013 and 2012 PSMC purchased 9.2 million and 2.3 million shares, respectively, at a cost of $4.2 million and $0.9 million, respectively. These repurchase programs increased the Company's ownership in PSMC from 72.09% at October 28, 2012, to 75.11% at January 27, 2013, and from 62.25% at October 30, 2011, to 62.80% at January 29, 2012. See Note 15.

The table below presents the effect of the change in the Company's ownership interest in PSMC on the Company's equity for the first fiscal quarters of 2013 (9.2 million shares of common stock of PSMC repurchased) and 2012 (2.3 million shares of PSMC common stock repurchased).

	Three Months Ended
	January 27, 2013	January 29, 2012

Net income attributable to Photronics, Inc. shareholders	$2,323	$4,268

Increase in Photronics, Inc.'s additional paid-in capital	579	151

Decrease in Photronics, Inc. shareholders’ accumulated other comprehensive income	(27)	-
Change from net income attributable to Photronics, Inc. shareholders and transfer from noncontrolling interest	$2,875	$4,419

NOTE 13 - COMMITMENTS AND CONTINGENCIES

     As of January 27, 2013, the Company had commitments outstanding for capital expenditures of approximately $100 million. See Note 15.

     The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material effect on its condensed consolidated financial statements.

Index

NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS

    There have been no recent accounting pronouncements whose adoption would affect the Company’s financial statements or related disclosures.

NOTE 15 – SUBSEQUENT EVENTS

    In February 2013 the Company entered into a five year capital lease to fund the purchase of a high-end lithography tool. The principal amount of the lease, which is estimated to be approximately $30 million, will be determined by the Japanese yen exchange rate to the U.S. dollar as progress payments are made. The interest rate will be fixed, based on the five year interest swap rate plus a spread, upon acceptance of the tool which is expected to be in the second half of fiscal year 2013.

    In February 2013 the board of directors of PSMC, a majority-owned subsidiary of Photronics, approved the filing for the voluntary delisting of its stock from Taiwan’s GreTai Securities Market (“GTSM”). After approval from GTSM, Photronics intends to launch a tender offer to acquire the remaining outstanding shares of PSMC. The delisting and tender offer for the shares are subject to various regulatory approvals, and are estimated to cost approximately $25 million to $30 million. Photronics currently owns 75.11% of the outstanding shares of PSMC.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Management's discussion and analysis ("MD&A") of the Company's financial condition, results of operations and outlook should be read in conjunction with its condensed consolidated financial statements and related notes. Various segments of this MD&A contain forward-looking statements, all of which are presented based on current expectations and may be adversely affected by uncertainties and risk factors (presented throughout this filing and in the Company's Annual Report on Form 10-K for the fiscal 2012 year), that may cause actual results to materially differ from these expectations.

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

     The global semiconductor industry, including mobile displays, is driven by end markets which have been closely tied to consumer driven applications of high performance semiconductor devices including, but not limited to, mobile communications and computing solutions. The Company is typically required to fulfill its customer orders within a short period of time, sometimes within 24 hours. This results in the Company having a minimal level of backlog orders, typically one to two weeks for IC photomasks and two to three weeks for FPD photomasks. The Company cannot predict the timing of the industry's transition to volume production of next generation technology nodes or the timing of up and down cycles with precise accuracy, but believes that such transitions and cycles will continue into the future, beneficially and adversely affecting its business, financial condition and operating results in the near term. The Company believes its ability to remain successful in these environments is dependent upon achieving its goals of being a service and technology leader and efficient solutions supplier, which it believes should enable it to continually reinvest in its global infrastructure.

Index

Material Changes in Results of Operations
Three Months ended January 27, 2013 and January 29, 2012

     The following table represents selected operating information expressed as a percentage of net sales.

	Three Months Ended
	January 27, 2013	January 29, 2012

Net sales	100.0%	100.0%
Cost of sales	(78.9)	(77.3)
Gross margin	21.1	22.7
Selling, general and administrative expenses	(11.1)	(10.1)
Research and development expenses	(4.8)	(4.0)
Consolidation, restructuring and related charges	-	(1.0)
Operating income	5.2	7.6
Other income (expense), net	(0.6)	(0.3)
Net income before income tax provision	4.6	7.3
Income tax provision	(1.7)	(3.0)
Net income	2.9	4.3
Net income attributable to noncontrolling interests	(0.6)	(0.5)
Net income attributable to Photronics, Inc. shareholders	2.3%	3.8%

     Note: All of the following tabular comparisons, unless otherwise indicated, are for the three months ended January 27, 2013 (Q1-13) and January 29, 2012 (Q1-12) in millions of dollars.

Net Sales

	Three Months Ended
	Q1-13	Q1-12	Percent Change

IC	$74.4	$86.8	(14.3)%
FPD	25.4	25.4	-
Total net sales	$99.8	$112.2	(11.0)%

     Net sales for Q1-13 decreased 11% to $99.8 million as compared to $112.2 million for Q1-12. The decrease was primarily the result of decreased demand for IC products, principally leading edge, as a result of general softness within the semiconductor industry. FPD revenues were $25.4 million in Q1-13 and Q1-12, which included an increase in high-end revenues that was offset by a decrease in revenues for mature products. High-end photomask applications, which typically have higher ASPs, include mask sets for 45 nanometer and below for IC products, and G8 and above and active matrix organic light-emitting diode (AMOLED) display screen technologies for FPD products. By geographic area, net sales in Q1-13 as compared to Q1-12, decreased by $7.9 million or 18.9 % in Korea, decreased by $3.4 million or 10.6% in the United States, increased by $1.9 million or 7.2% in Taiwan, decreased by $1.7 million or 16.9% in Europe and decreased by $1.2 million for other international locations.

Index

Gross Margin

	Three Months Ended
	Q1-13	Q1-12	Percent Change

Gross margin	$21.1	$25.5	(17.1)%
Percentage of net sales	21.1%	22.7%

     Gross margin percentage decreased to 21.1% in Q1-13 as compared to 22.7% in Q1-12. This decrease was primarily due to a decrease in sales in Q1-13 as compared to Q1-12. The Company operates in a high fixed cost environment and, to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.

Selling, General and Administrative Expenses

	Three Months Ended
	Q1-13	Q1-12	Percent Change

S,G&A expenses	$11.1	$11.3	(2.3)%
Percentage of net sales	11.1%	10.1%

     Selling, general and administrative expenses did not change significantly, decreasing $0.2 million to $11.1 million in Q1-13 as compared to $11.3 million in Q1-12.

Research and Development

	Three Months Ended
	Q1-13	Q1-12	Percent Change

R&D expenses	$4.8	$4.4	8.9%
Percentage of net sales	4.8%	4.0%

     Research and development expenses consist primarily of global development efforts related to high-end process technologies for advanced sub-wavelength reticle solutions for IC technologies. Research and development expenses increased $0.4 million in Q1-13 as compared to Q1-12 primarily due to increased activities at advanced nanometer technology nodes for IC photomasks.

Consolidation, Restructuring and Related Charges

	Three Months Ended
	Q1-13	Q1-12

Employee terminations and other	$-	$886
Asset write-downs	-	232
Total consolidation, restructuring and related charges	$-	$1,118

Index

    In the first quarter of fiscal 2012, the Company ceased the manufacture of photomasks at its Singapore facility, and in connection therewith recorded a charge of $1.1 million during the three month period ended January 29, 2012. This restructuring, which was comprised primarily of employee termination costs, was substantially completed in fiscal 2012 at a cost of $1.4 million.

Other Income (Expense), net

	Three Months Ended
	Q1-13	Q1-12

Interest expense	$(1.9)	$(1.8)
Interest and other income (expense), net	1.3	1.4
Other income (expense), net	$(0.6)	$(0.4)

    Interest expense increased slightly in Q1-13 as compared to Q1-12, primarily as a result of the term loan entered into in the second quarter of fiscal 2012. Interest and other income (expense), net decreased in Q1-13 as compared to Q1-12 primarily as a result of less favorable foreign currency transaction results.

Provision for Income Taxes

	Three Months Ended
	Q1-13	Q1-12

Income tax provision	$1.7	$3.3

Effective income tax rate	37.9%	40.7%

    The effective income tax rate in Q1-13 decreased from Q1-12 primarily because the Company generated less income before income taxes in jurisdictions in which income tax provisions were recorded. The income tax provisions were not significantly reduced by income tax benefits recorded in jurisdictions in which the Company incurred losses before income taxes as the income tax benefits were offset by increases in valuation allowances.

 Net Income Attributable to Noncontrolling Interests

     Net income attributable to noncontrolling interests decreased $0.1 million to $0.5 million in Q1-13 as compared to $0.6 million in Q1-12, primarily as a result of share repurchase programs at PSMC, the Company's non-wholly owned subsidiary in Taiwan. As a result of these programs, the Company’s ownership percentage in PSMC increased by 3.02% to 75.11%, and 0.55% to 62.80% during Q1-13 and Q1-12, respectively.  The Company’s ownership percentage in its subsidiary in Korea was 99.7% in Q1-13 and Q1-12.

Liquidity and Capital Resources

     The Company's working capital was $225.6 million at January 27, 2013, and $234.3 million at October 28, 2012. The decrease in working capital was primarily related to an increase in accounts payable for the purchase of capital equipment. Cash and cash equivalents were approximately $218 million at January 27, 2013 and October 28, 2012.  Net cash provided by operating activities was $18.7 million for the three months ended January 27, 2013, as compared to $34.0 million for the three month period ended January 29, 2012, the decrease primarily due to a decrease in accounts payable not related to capital expenditures and reduced non-cash expenses. Net cash used in investing activities for the three months ended January 27, 2013, was $16.6 million, which was comprised primarily of capital expenditure payments. Net cash used in financing activities of $5.6 million for the three months ended January 27, 2013, was primarily comprised of payments to repurchase the common stock of a subsidiary and repayments of long-term borrowings. The Company may use its cash available on hand for operations, capital expenditures, debt repayments, strategic opportunities, stock repurchases or other corporate uses, any of which may be material.

Index

   The credit facility bears interest (2.50% at January 27, 2013), based on the Company's total leverage ratio, at LIBOR plus a spread, as defined in the credit facility. The credit facility is secured by substantially all of the Company's assets located in the United States, as well as common stock the Company owns in certain of its foreign subsidiaries, and is subject to the following financial covenants: minimum fixed charge ratio, total leverage ratio and minimum unrestricted cash balance. As of January 27, 2013, the Company was in compliance with the covenants of its credit facility, had no outstanding borrowings under the credit facility and $30 million was available for borrowing.

   In February 2013 the Company entered into a five-year capital lease, which is estimated to be approximately $30 million principal amount. See Note 15 to the condensed consolidated financial statements for further discussion.

   In 2012 and 2011 the board of directors of PSMC authorized PSMC to repurchase shares of its outstanding common stock for retirement. These repurchase programs resulted in 9.2 million shares being repurchased for $4.2 million in the first quarter of fiscal year 2013 and 2.3 million shares being purchased for $0.9 million in the first quarter of fiscal year 2012. In February 2013 the Company announced its intention to acquire the remaining outstanding shares of PSMC, which is estimated to cost $25 million to $30 million. See Note 15 to the condensed consolidated financial statements for further discussion.

     At January 27, 2013, the Company had capital commitments outstanding of approximately $100 million. The Company believes that its currently available resources, together with its capacity for growth, and its access to equity and other financing sources, will be sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the next twelve months. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations, existing cash, and cash available under its credit facility.

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

Off-Balance Sheet Arrangements

     Under the MP Mask joint venture operating agreement, in order to maintain its 49.99% ownership interest, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount specified in the operating agreement. Cumulatively through January 27, 2013, the Company has contributed $32.5 million to the joint venture, and has received distributions from the joint venture totaling $10.0 million.

     The Company leases certain office facilities and equipment under operating leases that may require it to pay taxes, insurance and maintenance expenses related to the properties. Certain of these leases contain renewal or purchase options exercisable at the end of the lease terms.

Business Outlook

     A majority of the Company's revenue growth is expected to continue to come from the Asian region, as customers increase their use of manufacturing foundries located outside of North America and Europe. Additional revenue growth is also anticipated in North America, as the Company expects to continue to benefit from advanced technology it may utilize under its technology license with Micron. The Company's Korean and Taiwanese operations are non-wholly owned subsidiaries and, therefore, a portion of earnings generated at each of these locations is allocated to noncontrolling interests.

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

     The Company records derivatives on the condensed consolidated balance sheets as assets or liabilities, measured at fair value. The Company does not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of those derivatives are reported in earnings, or as accumulated other comprehensive income or loss, a separate component of equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, among other criteria, the derivative must be a hedge of an interest rate, price, foreign currency exchange rate, or credit risk, that is expected to be highly effective at the inception of the hedge, be highly effective in achieving offsetting changes in the fair value or cash flows of the hedged item during the term of the hedge, and formally documented at the inception of the hedge. The types of risks that the Company has historically hedged are those related to the variability of future cash flows caused by movements in foreign currency exchange and interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of, and during, the term of each hedge.

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

     The Company's primary net foreign currency exposures as of January 27, 2013, included the Korean won, the Japanese yen, the New Taiwan dollar, the Singapore dollar, the British pound, and the euro. As of January 27, 2013, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $1.8 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations, or cash flows.

Interest Rate Risk

     At January 27, 2013, the Company had $23.1 million in variable rate borrowings.  A 10% change in interest rates would not have had a material effect on the Company’s consolidated financial position, results of operations, or cash flows in the three month period ended January 27, 2013.

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

Index

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

Changes in Internal Control over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the Company's first quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  RISK FACTORS

     There have been no material changes to risks relating to the Company's business as disclosed in Part 1, Item 1A of the Company's Form 10-K for the year ended October 28, 2012.

Item 6.	EXHIBITS

(a)	Exhibits

	Exhibit Number	Description

	10.28	Master Lease Agreement dated as of April 13, 2011, by and between TD Equipment Finance, Inc. and Photronics, Inc.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ SEAN T. SMITH
Sean T. Smith
Senior Vice President
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date:  March 5, 2013