Form 10-Q
period 2013-04-28
PHOTRONICS INC
filed 2013-06-05
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2013
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2013
Common Stock, $0.01 par value	60,967,777 Shares

Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of Photronics, Inc. ("Photronics" or the "Company"). These statements are based on management's beliefs, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be identified by words like "expect", "anticipate", "believe", "plan", "projects", and similar expressions, or the negative of such terms, or other comparable terminology. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this quarterly report on Form 10-Q or in other documents filed with the Securities and Exchange Commission, in press releases or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls regarding, among other things, the consummation and benefits of future transactions and acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. Various factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements expressed or implied by forward-looking statements. Factors that might affect forward-looking statements include, but are not limited to, overall economic and business conditions; economic and political conditions in international markets; the demand for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate and other capital market conditions, including changes in the market price of the Company's securities; foreign currency exchange rate fluctuations; changes in technology; the timing, impact, and other uncertainties of future transactions and acquisitions, divestitures and joint ventures as well as decisions the Company may make in the future regarding the Company’s business, capital and organizational structure and other matters; the seasonal and cyclical nature of the semiconductor and flat panel display industries; management changes; damage or destruction to the Company's facilities, or the facilities of its customers or suppliers, by natural disasters, labor strikes, political unrest, or terrorist activity; the ability of the Company to (i) place new equipment in service on a timely basis; (ii) obtain additional financing; (iii) achieve anticipated synergies and cost savings; (iv) fully utilize its tools; (v) achieve desired yields, pricing, product mix, and market acceptance of its products and (vi) obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company's expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements, except as otherwise required by securities laws.

PHOTRONICS, INC.
AND SUBSIDIARIES

Index

PART I.	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	April 28, 2013	October 28, 2012
ASSETS

Current assets:
Cash and cash equivalents	$210,552	$218,043
Accounts receivable, net of allowance of $3,468 in 2013 and $3,902 in 2012	82,715	75,685
Inventories	18,585	17,702
Other current assets	9,525	8,364
Total current assets	321,377	319,794

Property, plant and equipment, net	410,757	380,808
Investment in joint venture	93,050	93,252
Intangible assets, net	36,776	37,384
Deferred income taxes	11,169	11,395
Other assets	7,730	6,601
Total assets	$880,859	$849,234

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term borrowings	$10,473	$7,781
Accounts payable	79,432	53,031
Accrued liabilities	24,493	24,701
Total current liabilities	114,398	85,513

Long-term borrowings	169,348	168,956
Other liabilities	9,665	8,764
Total liabilities	293,411	263,233

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 60,598 shares issued and outstanding at April 28, 2013 and 60,213 at October 28, 2012	606	602
Additional paid-in capital	496,204	493,411
Retained earnings	48,660	41,473
Accumulated other comprehensive income	11,416	15,900
Total Photronics, Inc. shareholders' equity	556,886	551,386
Noncontrolling interests	30,562	34,615
Total equity	587,448	586,001
Total liabilities and equity	$880,859	$849,234

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012

Net sales	$106,680	$117,451	$206,519	$229,605

Costs and expenses:

Cost of sales	(81,891)	(87,590)	(160,632)	(174,286)

Selling, general and administrative	(12,151)	(12,201)	(23,218)	(23,526)

Research and development	(4,556)	(4,441)	(9,395)	(8,885)

Consolidation, restructuring and related charges	-	(58)	-	(1,176)
Operating income	8,082	13,161	13,274	21,732

Other income (expense):
Interest expense	(1,909)	(1,795)	(3,796)	(3,575)
Interest and other income (expense), net	993	827	2,289	2,198
Income before income tax provision	7,166	12,193	11,767	20,355

Income tax provision	(1,724)	(2,663)	(3,466)	(5,984)
Net income	5,442	9,530	8,301	14,371

Net income attributable to noncontrolling
interests	(579)	(712)	(1,114)	(1,285)

Net income attributable to Photronics, Inc. shareholders	$4,863	$8,818	$7,187	$13,086
Earnings per share:

Basic	$0.08	$0.15	$0.12	$0.22
Diluted	$0.08	$0.14	$0.12	$0.21
Weighted-average number of common shares outstanding:

Basic	60,493	60,086	60,385	59,952
Diluted	61,501	76,590	61,298	76,472

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012

Net income	$5,442	$9,530	$8,301	$14,371

Other comprehensive income (loss), net of tax of $0:

Foreign currency translation adjustments	(13,104)	741	(4,963)	(412)

Amortization of cash flow hedge	32	32	64	64

Other	14	-	10	-
Other comprehensive income (loss)	(13,058)	773	(4,889)	(348)
Comprehensive income (loss)	(7,616)	10,303	3,412	14,023

Less: comprehensive income (loss) attributable to noncontrolling interests	(82)	1,795	682	2,642
Comprehensive income (loss) attributable to Photronics, Inc. shareholders	$(7,534)	$8,508	$2,730	$11,381

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	April 28, 2013	April 29, 2012

Cash flows from operating activities:
Net income	$8,301	$14,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,490	44,135
Consolidation, restructuring and related charges	-	262
Changes in assets and liabilities:
Accounts receivable	(8,086)	(2,829)
Inventories	(1,063)	1,622
Other current assets	(1,572)	(698)
Accounts payable, accrued liabilities and other	864	5,536
Net cash provided by operating activities	35,934	62,399
Cash flows from investing activities:
Purchases of property, plant and equipment	(31,866)	(67,626)
Investment in joint venture	-	(5,899)
Other	(2,822)	(1,600)
Net cash used in investing activities	(34,688)	(75,125)
Cash flows from financing activities:
Proceeds from long-term borrowings	-	25,000
Repayments of long-term borrowings	(3,319)	(2,343)
Repurchase of common stock by subsidiary	(4,190)	(7,577)
Proceeds from share-based arrangements	588	431
Payments of deferred financing fees	(40)	(198)
Net cash provided by (used in) financing activities	(6,961)	15,313
Effect of exchange rate changes on cash and cash equivalents	(1,776)	(555)
Net increase (decrease) in cash and cash equivalents	(7,491)	2,032
Cash and cash equivalents at beginning of period	218,043	189,928
Cash and cash equivalents at end of period	$210,552	$191,960
Supplemental disclosure of non-cash information:

Accrual for property, plant and equipment purchased during the period	$(32,502)	$(2,549)
Deposit related to facility purchase	-	2,000

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months and Six Months Ended April 28, 2013 and April 29, 2012
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

NOTE 2 - CHANGES IN EQUITY

The following tables set forth the Company's consolidated changes in equity for the three and six month periods ended April 28, 2013 and April 29, 2012:

	Three Months Ended April 28, 2013
	Photronics, Inc. Shareholders

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

Balance at January 28, 2013	60,362	$603	$494,984	$43,797	$23,812	$30,645	$593,841

Net income	-	-	-	4,863	-	579	5,442
Other comprehensive loss	-	-	-	-	(12,396)	(662)	(13,058)
Sale of common stock through employee stock option and purchase plans	212	2	281	-	-	-	283
Restricted stock awards vesting and expense	24	1	340	-	-	-	341
Share-based compensation expense	-	-	599	-	-	-	599
Balance at April 28, 2013	60,598	$606	$496,204	$48,660	$11,416	$30,562	$587,448

Index

	Three Months Ended April 29, 2012
	Photronics, Inc. Shareholders

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

Balance at January 30, 2012	60,015	$600	$488,674	$17,873	$8,773	$48,526	$564,446

Net income	-	-	-	8,818	-	712	9,530
Other comprehensive income (loss)	-	-	-	-	(310)	1,083	773
Sale of common stock through employee stock option and purchase plans	81	1	94	-	-	-	95
Restricted stock awards vesting and expense	10	-	210	-	-	-	210
Share-based compensation expense	-	-	506	-	-	-	506
Repurchase of common stock by subsidiary	-	-	866	-	(32)	(7,516)	(6,682)
Balance at April 29, 2012	60,106	$601	$490,350	$26,691	$8,431	$42,805	$568,878

	Six Months Ended April 28, 2013
	Photronics, Inc. Shareholders

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

Balance at October 29, 2012	60,213	$602	$493,411	$41,473	$15,900	$34,615	$586,001

Net income	-	-	-	7,187	-	1,114	8,301
Other comprehensive loss	-	-	-	-	(4,457)	(432)	(4,889)
Sale of common stock through employee stock option and purchase plans	289	3	390	-	-	-	393
Restricted stock awards vesting and expense	96	1	610	-	-	-	611
Share-based compensation expense	-	-	1,214	-	-	-	1,214
Repurchase of common stock by subsidiary	-	-	579	-	(27)	(4,735)	(4,183)
Balance at April 28, 2013	60,598	$606	$496,204	$48,660	$11,416	$30,562	$587,448

Index

	Six Months Ended April 29, 2012
	Photronics, Inc. Shareholders

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

Balance at October 31, 2011	59,651	$597	$486,674	$13,605	$10,171	$48,709	$559,756

Net income	-	-	-	13,086	-	1,285	14,371
Other comprehensive income (loss)	-	-	-	-	(1,705)	1,357	(348)
Sale of common stock through employee stock option and purchase plans	203	2	237	-	-	-	239
Restricted stock awards vesting and expense	75	-	452	-	-	-	452
Share-based compensation expense	-	-	919	-	-	-	919
Common stock warrants exercised	177	2	1,051	-	-	-	1,053
Repurchase of common stock by subsidiary	-	-	1,017	-	(35)	(8,546)	(7,564)
Balance at April 29, 2012	60,106	$601	$490,350	$26,691	$8,431	$42,805	$568,878

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	April 28, 2013	October 28, 2012

Land	$8,506	$8,538
Buildings and improvements	102,207	101,409
Machinery and equipment	1,180,839	1,197,854
Leasehold improvements	4,128	5,854
Furniture, fixtures and office equipment	12,885	13,484
Construction in progress	84,362	26,642
	1,392,927	1,353,781
Less accumulated depreciation and amortization	982,170	972,973
	$410,757	$380,808

Equipment under capital leases are included in above property, plant and equipment as follows:

	April 28, 2013	October 28, 2012

Machinery and equipment	$21,327	$21,327
Construction in progress	6,916	-
	28,243	21,327
Less accumulated amortization	3,824	2,758
	$24,419	$18,569

Index

Depreciation expense for property, plant and equipment (excluding equipment under capital leases) was $16.1 million and $33.1 million for the three and six month periods ended April 28, 2013, respectively, and $18.7 million and $37.1 million for the three and six month periods ended April 29, 2012, respectively. Amortization expense for equipment under capital leases was $0.5 million and $1.0 million for the three and six month periods ended April 28, 2013, respectively and $1.2 million and $3.8 million for the three and six month periods ended April 29, 2012, respectively.

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

The Company has utilized MP Mask for both high-end IC photomask production and research and development purposes. MP Mask charges its variable interest holders based on their actual usage of its facility. MP Mask separately charges for any research and development activities it engages in at the requests of its owners. The Company recorded cost of sales of $3.5 million and $5.4 million and research and development expenses of $0.2 million and $0.5 million during the three and six month periods ended April 28, 2013. Cost of sales of $2.1 million and $4.1 million and research and development expenses of $0.2 million and $0.5 million were recorded during the three and six month periods ended April 29, 2012. As of April 28, 2013 and October 28, 2012, the Company owed MP Mask $5.5 million and $6.4 million, respectively, and had a receivable from Micron of $7.9 million and $9.0 million, respectively, both primarily related to the aforementioned supply agreements.

MP Mask is governed by a Board of Managers, appointed by Micron and the Company. Since MP Mask's inception, Micron, as a result of its majority ownership, has held majority voting power on the Board of Managers. The voting power held by each party is subject to change as ownership interests change. Under the MP Mask joint venture operating agreement, the Company may be required to make additional capital contributions to MP Mask up to the maximum amount defined in the operating agreement. However, should the Board of Managers determine that further additional funding is required, MP Mask shall pursue its own financing. If MP Mask is unable to obtain its own financing, it may request additional capital contributions from the Company. Should the Company choose not to make a requested contribution to MP Mask, its ownership percentage may be reduced. The Company increased its investment in the MP Mask joint venture by $5.4 million and $5.8 million during the three and six month periods ended April 29, 2012, respectively. These investments were primarily related to capital calls made by the joint venture. The Company did not make any capital contributions to the joint venture during the six month period ended April 28, 2013, and did not receive any distributions from the joint venture during the six month periods ended April 28, 2013 and April 29, 2012.

The Company's investment in the VIE, which represents its maximum exposure to loss, was $93.1 million at April 28, 2013, and $93.3 million at October 28, 2012. These amounts are reported in the Company's condensed consolidated balance sheets as "Investment in joint venture". The Company recorded a loss from its investment in the VIE of $0.2 million in the six month period ended April 28, 2013, and recorded no income from its investment in the three month period ended April 28, 2013, or in the three or six month periods ended April 29, 2012. Income from the VIE is included in "Interest and other income (expense), net" in the condensed consolidated statements of income.

In the second quarter of fiscal 2012 the Company paid $35 million to Micron in connection with its purchase of the U.S. nanoFab facility, which it had been leasing from Micron under a lease which ran through December 31, 2014.

Index

NOTE 5 - LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

	April 28, 2013	October 28, 2012

3.25% convertible senior notes due on April 1, 2016	$115,000	$115,000
Variable rate term loan, maturing March 1, 2017	22,500	23,750
5.5% convertible senior notes due on October 1, 2014	22,054	22,054
3.09% capital lease obligation payable through March 2016	13,106	15,175
Capital lease obligation payable through 2018	6,916	-
4.75% financing loan with customer	245	758
	179,821	176,737
Less current portion	10,473	7,781
	$169,348	$168,956

In February 2013 the Company entered into a five year capital lease to fund the purchase of a high-end lithography tool. The principal amount of the lease, which is currently estimated to be approximately $27 million, will be determined by the Japanese yen exchange rate to the U.S. dollar as progress payments are made on the tool. The interest rate will be fixed, based on the five year interest rate swap plus a spread, upon acceptance of the tool which is expected to occur in the fourth quarter of fiscal year 2013. Progress payments totaling $6.9 million have been made by the lessor through April 28, 2013, and are included in the Company’s long-term borrowings as a non-cash capital lease obligation as of that date. Accordingly, this amount was excluded from both operating and financing cash activities.

In March 2012 the Company, in connection with its purchase of the U.S. nanoFab facility (see Note 4 for further discussion), amended its credit facility ("the credit facility") to include the addition of a $25 million variable rate (2.5% at April 28, 2013) term loan maturing in March 2017 with minimum quarterly principal payments of $0.6 million (quarterly payments commenced in June 2012 and are based on a ten year repayment period). The amendment also included a twenty-five basis point reduction in the interest rate charged on any borrowings under the credit facility.

The credit facility bears interest (2.5% at April 28, 2013) based on the Company's total leverage ratio, at LIBOR plus a spread, as defined in the credit facility. The credit facility is secured by substantially all of the Company's assets located in the United States, as well as common stock the Company owns in certain of its foreign subsidiaries, and is subject to the following financial covenants: minimum fixed charge ratio, total leverage ratio and minimum unrestricted cash balance. As of April 28, 2013, the Company had no outstanding borrowings under the credit facility and $30 million was available for borrowing.

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

Index

In April 2011 the Company entered into a five year, $21.2 million capital lease for manufacturing equipment. Payments under the lease, which bears interest at 3.09%, are $0.4 million per month through March 2016. The lease agreement provides that the Company must maintain the equipment in good working order, and includes a cross default with cross acceleration provision related to certain non-financial covenants incorporated in the Company's credit facility agreement. As of April 28, 2013, the total amount payable through the end of the lease term was $13.7 million, of which $13.1 million represented principal and $0.6 million represented interest.

In January 2010 the Company borrowed $3.7 million from a customer to purchase manufacturing equipment. This loan bears interest at 4.75% and is primarily being repaid with product supplied to the customer. Product valued at $0.3 million and $0.5 million was shipped to the customer and applied against the loan during the three and six month periods ended April 28, 2013, respectively, and product valued at $0.2 million and $0.5 million was applied against the loan in the respective prior year periods. The Company estimates that the loan will be fully repaid in fiscal 2013.

NOTE 6 - COMMON STOCK WARRANTS

In September 2009 the Company entered into two warrant agreements with Intel Capital Corporation to purchase a total of 750,000 shares of the Company's common stock. Under one warrant agreement 500,000 shares of the Company's common stock can be purchased at an exercise price of $4.15 per share and under the second warrant agreement 250,000 shares of the Company's common stock can be purchased at an exercise price of $5.08 per share. The warrant agreements expire in September 2014. Also in September 2009, the Company and Intel Corporation entered into an agreement to share technical and operations information regarding the development of the Company's products, the capabilities of the Company's photomask manufacturing lines and the alignment of photomask toolsets. Intel Capital Corporation also invested in the Company's convertible debt offering of September 2009. The warrants were recorded at their fair value on their date of grant, which was determined using the Black-Scholes option pricing model. As of April 28, 2013, none of the warrants issued to Intel Capital Corporation had been exercised.

NOTE 7 - SHARE-BASED COMPENSATION

In March 2007 shareholders approved a new share-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to, shares of the Company's common stock may be granted from shares authorized but unissued or shares previously issued and reacquired by the Company. A maximum of six million shares of common stock may be issued under the Plan. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. The Company incurred total share-based compensation costs for the three and six month periods ended April 28, 2013, of $0.9 million and $1.8 million, respectively, and $0.7 million and $1.4 million for the three and six month periods ended April 29, 2012, respectively. The Company received cash from option exercises of $0.3 million and $0.4 million for the three and six month periods ended April 28, 2013, respectively, and $0.1 million and $0.2 million for the three and six month periods ended April 29, 2012, respectively. No share-based compensation cost was capitalized as part of an asset and no related income tax benefits were recorded during the periods presented.

Stock Options

Option awards generally vest in one to four years, and have a ten-year contractual term. All incentive and non-qualified stock option grants have an exercise price equal to the market value of the underlying common stock on the date of grant. The grant date fair value of options are based on closing prices of the Company’s common stock on the dates of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's stock. The Company uses historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that the options granted are expected to remain outstanding. The risk-free rate of return for the estimated term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

The weighted-average inputs and risk-free rate of return ranges used to calculate the grant date fair value of options issued during the three and six month periods ended April 28, 2013 and April 29, 2012, are presented in the following table.

Index

	Three Months Ended		Six Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012

Expected volatility	84.5%	102.2%	99.6%	102.1%

Risk free rate of return	0.6%	0.9%	0.5% - 0.7%	0.7% - 0.9%

Dividend yield	N/A	N/A	N/A	N/A

Expected term	4.3 years	4.3 years	4.3 years	4.3 years

Information on outstanding and exercisable option awards as of April 28, 2013, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at April 28, 2013	4,200,167	$8.38	6.1 years	$8,041

Exercisable at April 28, 2013	2,705,897	$9.80	4.8 years	$5,544

There were 20,000 share options granted during the three month period ended April 28, 2013, with a weighted-average grant date fair value of $4.07 per share, and there were 32,000 share options granted during the three month period ended April 29, 2012, with a grant date fair value of $4.72 per share. There were 584,000 share options granted during the six month period ended April 28, 2013, with a weighted-average grant date fair value of $3.99 per share and 524,500 share options granted during the six month period ended April 29, 2012, with a weighted-average grant date fair value of $4.47 per share. As of April 28, 2013, the total unrecognized compensation cost related to unvested option awards was approximately $4.6 million. That cost is expected to be recognized over a weighted-average amortization period of 2.6 years.

Restricted Stock

The Company periodically grants restricted stock awards. The restrictions on these awards lapse over a service period that has ranged from less-than-one to eight years. There were 5,000 restricted stock awards granted during the three month period ended April 28, 2013 with a weighted-average grant date fair value of $6.43 per share, and 209,500 restricted stock awards were issued during the six month period ended April 28, 2013, with a weighted-average grant date fair value of $5.48 per share. No restricted stock awards were granted during the three month period ended April 29, 2012, and 168,750 restricted stock awards were issued during the six month period ended April 29, 2012, with a weighted-average grant date fair value of $6.28 per share. As of April 28, 2013, the total compensation cost not yet recognized related to unvested restricted stock awards was approximately $1.8 million. That cost is expected to be recognized over a weighted-average amortization period of 2.1 years. As of April 28, 2013, there were 365,564 shares of restricted stock outstanding.

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

The following table sets forth the Company’s restructuring reserve, primarily related to its Singapore facility, as of April 28, 2013 and April 29, 2012, and reflects the activity affecting the reserve for the three month period and six month periods then ended.

Index

	Three Months Ended				Six Months Ended
	April 28, 2013				April 28, 2013
	January 28, 2013	Charges	Utilized	April 28, 2013	October 29, 2012	Charges	Utilized	April 28, 2013

Employee terminations	$40	$-	$-	$40	$295	$-	$(255)	$40
	$40	$-	$-	$40	$295	$-	$(255)	$40

	Three Months Ended				Six Months Ended
	April 29, 2012				April 29, 2012
	January 30, 2012	Charges	Utilized	April 29, 2012	October 31, 2011	Charges	Utilized	April 29, 2012

Employee terminations	$419	$28	$(248)	$199	$-	$914	$(715)	$199
Asset write-downs	-	30	(30)	-	-	262	(262)	-
	$419	$58	$(278)	$199	$-	$1,176	$(977)	$199

NOTE 9 - INCOME TAXES

The effective income tax rates for the three and six month periods ended April 28, 2013 and April 29, 2012, differ from the U.S. statutory rate of 35% primarily due to foreign tax rate differences, as well as the existence of valuation allowances in jurisdictions with historical and continuing tax losses.

Unrecognized tax benefits related to uncertain tax positions were $3.9 million at April 28, 2013 and October 28, 2012, of which $1.9 million would favorably impact the Company's effective tax rate if recognized. Accrued interest and penalties related to unrecognized tax benefits were $0.1 million at April 28, 2013 and October 28, 2012. As of April 28, 2013, the total amount of unrecognized tax benefits is not expected to significantly increase or decrease in the next twelve months.

PKLT, the Company's FPD manufacturing facility in Taiwan, is accorded a tax holiday which commenced in 2012 and expires in 2017. The tax holiday had no dollar or per share effect in the three and six month periods ended April 28, 2013 or the three and six month periods ended April 29, 2012.

Index

NOTE 10 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented below.

	Three Months Ended		Six Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012

Net income attributable to Photronics, Inc. shareholders	$4,863	$8,818	$7,187	$13,086
Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effects	-	1,542	-	3,084
Gain related to common stock warrants fair value adjustment	-	-	-	(94)
Earnings for diluted earnings per share	$4,863	$10,360	$7,187	$16,076
Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	60,493	60,086	60,385	59,952
Effect of dilutive securities:
Share-based payment awards	766	829	726	830
Common stock warrants	242	252	187	267
Convertible notes	-	15,423	-	15,423
Potentially dilutive common shares	1,008	16,504	913	16,520
Weighted-average common shares used for diluted earnings per share	61,501	76,590	61,298	76,472

Basic earnings per share	$0.08	$0.15	$0.12	$0.22
Diluted earnings per share	$0.08	$0.14	$0.12	$0.21

The table below shows the outstanding weighted-average convertible notes and share-based payment awards that were excluded from the calculation of diluted earnings or loss per share because their exercise price exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be anti-dilutive.

	Three Months Ended		Six Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012

Convertible notes	15,423	-	15,423	-
Share-based payment awards	2,901	2,471	2,922	2,511
Total potentially dilutive shares excluded	18,324	2,471	18,345	2,511

Index

NOTE 11 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following tables set forth the changes in the Company's accumulated other comprehensive income by component (net of tax of $0) for the three and six month periods ended April 28, 2013:

	Three Months Ended April 28, 2013
	Foreign Currency	Amortization
	Translation	of Cash
	Adjustments	Flow Hedge	Other	Total

Balance at January 28, 2013	$25,152	$(658)	$(682)	$23,812
Other comprehensive income (loss) before reclassifications	(13,104)	-	14	(13,090)
Amounts reclassified from other comprehensive income	-	32	-	32
Net current period other comprehensive income (loss)	(13,104)	32	14	(13,058)
Less: other comprehensive loss attributable to noncontrolling interests	662	-	-	662
Balance at April 28, 2013	$12,710	$(626)	$(668)	$11,416

	Six Months Ended April 28, 2013
	Foreign Currency	Amortization
	Translation	of Cash
	Adjustments	Flow Hedge	Other	Total

Balance at October 29, 2012	$17,241	$(690)	$(651)	$15,900
Other comprehensive income (loss) before reclassifications	(4,963)	-	10	(4,953)
Amounts reclassified from other comprehensive income	-	64	-	64
Net current period other comprehensive income (loss)	(4,963)	64	10	(4,889)
Less: other comprehensive loss attributable to noncontrolling interests	432	-	-	432
Repurchase of common stock by subsidiary	-	-	(27)	(27)
Balance at April 28, 2013	$12,710	$(626)	$(668)	$11,416

The amortization of the cash flow hedge is included in cost of sales in the condensed consolidated statements of income for all periods presented.

NOTE 12 – GEOGRAPHIC INFORMATION

The Company operates as a single operating segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of ICs and FPDs. Geographic net sales are based primarily on where the Company's manufacturing facility is located.

Index

The Company's net sales by geographic area and for ICs and FPDs for the three and six month periods ended April 28, 2013 and April 29, 2012, and its long-lived assets by geographic area as of April 28, 2013 and October 28, 2012, are presented below.

	Three Months Ended		Six Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Net sales
United States	$37,045	$37,128	$65,265	$68,698
Korea	32,332	41,514	66,304	83,426
Taiwan	27,425	27,680	55,819	54,159
Europe	9,388	10,384	17,988	20,734
All other	490	745	1,143	2,588
	$106,680	$117,451	$206,519	$229,605

IC	$82,164	$89,111	$156,588	$175,917
FPD	24,516	28,340	49,931	53,688
	$106,680	$117,451	$206,519	$229,605

	As of
	April 28, 2013	October 28, 2012
Long-lived assets
United States	$181,499	$177,614
Korea	147,649	120,628
Taiwan	71,319	72,185
Europe	10,252	10,262
All other	38	119
	$410,757	$380,808

The Company is typically impacted during its first fiscal quarter by the North American and European holiday periods, as some customers reduce their effective workdays and orders during these periods. Additionally, the Company can be impacted during its first or second quarter by the Asian New Year holiday period, which may also reduce customer orders.

NOTE 13 - FAIR VALUE MEASUREMENTS

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

The Company did not have any assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at April 28, 2013 or October 28, 2012.

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

Index

The table below presents the fair and carrying values of the Company's convertible senior notes at April 28, 2013 and October 28, 2012.

	April 28, 2013		October 28, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value

3.25% convertible senior notes	$125,247	$115,000	$110,239	$115,000
5.5% convertible senior notes	$35,288	$22,054	$27,755	$22,054

NOTE 14 - SUBSIDIARY SHARE REPURCHASE AND TENDER OFFER

Since the second quarter of fiscal 2011, the board of directors of PSMC, a subsidiary of the Company based in Taiwan, has authorized several share repurchase programs for PSMC to purchase for retirement shares of its outstanding common stock. The last of these repurchase programs concluded in the first quarter of fiscal 2013. During the six month period ended April 28, 2013, PSMC purchased 9.2 million shares at a cost of $4.2 million. PSMC did not purchase any shares during the three month period ended April 28, 2013. PSMC purchased 15.7 million shares at a cost of $6.7 million and 18.0 million shares at a cost of $7.6 million during the three and six month periods ended April 29, 2012, respectively. These repurchase programs increased the Company's ownership in PSMC to 66.81% at April 29, 2012, 72.09% at October 28, 2012, and 75.11% at January 27, 2013.

In April 2013 PSMC obtained approval from Taiwan's GreTai Securities Market ("GTSM") to delist its stock from the GTSM. On April 30, 2013, the Company commenced a tender offer, which is expected to conclude on June 18, 2013, to acquire the outstanding shares of PSMC that it does not currently own at NTD16.30 per share. The Company expects, upon completion of the tender offer, to acquire the tendered shares at an estimated cost of up to approximately $30 million, should substantially all of the remaining outstanding shares be tendered.

The table below presents the effect of the change in the Company’s ownership interest in PSMC on the Company's equity for the three and six month periods ended April 28, 2013 (9.2 million shares of common stock of PSMC repurchased) and April 29, 2012 (15.7 million shares and 18.0 million of PSMC stock repurchased, respectively). There were no shares of common stock of PSMC repurchased during the three month period ended April 28, 2013.

	Three Months Ended		Six Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012

Net income attributable to Photronics, Inc. shareholders	$4,863	$8,818	$7,187	$13,086

Increase in Photronics, Inc.'s additional paid-in capital	-	866	579	1,017

Decrease in accumulated other comprehensive income	-	(32)	(27)	(35)
Change from net income attributable to Photronics, Inc. shareholders and transfer from noncontrolling interest	$4,863	$9,652	$7,739	$14,068

NOTE 15 - COMMITMENTS AND CONTINGENCIES

As of April 28, 2013, the Company had commitments outstanding for capital expenditures of approximately $58 million. See Note 14 for discussion of the Company’s tender offer to acquire the outstanding shares of PSMC.

The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material effect on its condensed consolidated financial statements.

Index

NOTE 16 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013 the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2013-02, “Reporting Amounts Reclassified Out of Other Comprehensive Income”. The amendments included in ASU No. 2013-02 require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component, and present changes in accumulated balances for each component of comprehensive income on an interim basis. The Company adopted the provisions of ASU No. 2013-02 in the three month period ended April 28, 2013, as disclosed in Note 11.

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

Index

Material Changes in Results of Operations
Three and Six Months ended April 28, 2013 and April 29, 2012

The following table represents selected operating information expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(76.8)	(74.6)	(77.8)	(75.9)
Gross margin	23.2	25.4	22.2	24.1
Selling, general and administrative expenses	(11.4)	(10.4)	(11.2)	(10.2)
Research and development expenses	(4.2)	(3.8)	(4.6)	(3.9)
Consolidation, restructuring and related charges	-	-	-	(0.5)
Operating income	7.6	11.2	6.4	9.5
Other income (expense), net	(0.9)	(0.8)	(0.7)	(0.6)
Net income before income tax provision	6.7	10.4	5.7	8.9
Income tax provision	(1.6)	(2.3)	(1.7)	(2.6)
Net income	5.1	8.1	4.0	6.3
Net income attributable to noncontrolling interests	(0.5)	(0.6)	(0.5)	(0.6)
Net income attributable to Photronics, Inc. shareholders	4.6%	7.5%	3.5%	5.7%

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three months ended April 28, 2013 (Q2-13) and April 29, 2012 (Q2-12) and for the six months ended April 28, 2013 (YTD-13) and April 29, 2012 (YTD-12), in millions of dollars.

Net Sales

	Three Months Ended			Six Months Ended
	Q2-13	Q2-12	Percent Change	YTD-13	YTD-12	Percent Change

IC	$82.2	$89.1	(7.8)%	$156.6	$175.9	(11.0)%
FPD	24.5	28.4	(13.5)%	49.9	53.7	(7.0)%
Total net sales	$106.7	$117.5	(9.2)%	$206.5	$229.6	(10.1)%

Net sales for Q2-13 decreased 9.2% to $106.7 million as compared to $117.5 million for Q2-12. The decrease was primarily a result of general softness within the semiconductor industry compared to Q2-12. Revenues attributable to high-end products decreased by $10.7 million to $39.9 million in Q2-13 as compared to $50.6 million in Q2-12. High-end photomask applications include mask sets for 45 nanometer and below for IC products, and G8 and above and active matrix organic light-emitting diode (AMOLED) display screen technologies for FPD products. By geographic area, net sales in Q2-13 as compared to Q2-12 decreased by $9.2 million or 22.1% in Korea, $0.1 million or 0.2% in the United States, $0.3 million or 0.9% in Taiwan, $1.0 million or 9.6% in Europe and $0.2 million at other international locations.

Index

Net sales for YTD-13 decreased 10.1% to $206.5 million as compared to $229.6 million for YTD-12. The decrease was primarily a result of general softness within the semiconductor industry compared to YTD-12. Revenues attributable to high-end products decreased by $18.3 million to $75.1 million in YTD-13 as compared to $93.4 million in YTD-12. The Company’s quarterly revenues can be affected by the seasonal purchasing of its customers. Demand for the Company's products is typically negatively impacted during the first six months of its fiscal year by the North American, European and Asian holiday periods, as some customers reduce their effective workdays and orders during this period.

Gross Margin

	Three Months Ended			Six Months Ended
	Q2-13	Q2-12	Percent Change	YTD-13	YTD-12	Percent Change

Gross margin	$24.8	$29.9	(17.0)%	$45.9	$55.3	(17.1)%
Percentage of net sales	23.2%	25.4%		22.2%	24.1%

Gross margin percentage decreased to 23.2% in Q2-13 from 25.4% in Q2-12 and decreased to 22.2% in YTD-13 from 24.1% in YTD-12. These decreases were a result of decreased sales in Q2-13 as compared to Q2-12 and for the first six months of 2013 as compared to the same period in FY2012. The Company operates in a high fixed cost environment and, to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.

Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended
	Q2-13	Q2-12	Percent Change	YTD-13	YTD-12	Percent Change
Selling, general and administrative expenses	$12.2	$12.2	-	$23.2	$23.5	(1.3)%
Percentage of net sales	11.4%	10.4%		11.2%	10.2%

Selling, general and administrative expenses were $12.2 million in Q2-13 and Q2-12, and were $23.2 million in YTD-13, down slightly from $23.5 million in YTD-12 due to reduced selling-related expenses.

Research and Development

	Three Months Ended			Six Months Ended
	Q2-13	Q2-12	Percent Change	YTD-13	YTD-12	Percent Change

Research and development	$4.6	$4.4	2.6%	$9.4	$8.9	5.7%
Percentage of net sales	4.2%	3.8%		4.6%	3.9%

Research and development expenses consist primarily of global development efforts related to high-end process technologies for advanced sub-wavelength reticle solutions for IC technologies. Research and development expenses increased by $0.2 million to $4.6 million in Q2-13, as compared to $4.4 million in Q2-12, and by $0.5 million to $9.4 million in YTD-13, as compared to $8.9 million in YTD-12. The increase in research and development expenses in Q2-13 and YTD-13 as compared to the same periods in the prior year was primarily due to increased activities at advanced technology nodes for IC photomasks.

Index

Consolidation, Restructuring and Related Charges

	Three Months Ended		Six Months Ended
	Q2-13	Q2-12	YTD-13	YTD-12

Employee terminations and other	$-	$28	$-	$914
Asset write-downs	-	30	-	262
Total consolidation, restructuring and related charges	$-	$58	$-	$1,176

In the first quarter of fiscal 2012 the Company ceased the manufacture of photomasks at its Singapore facility and, in connection therewith, recorded charges of $0.1 million and $1.2 million during the three and six month periods ended April 29, 2012. This restructuring, which was comprised primarily of employee termination costs, was substantially completed in fiscal 2012 at a total cost of $1.4 million.

Other Income (Expense), net

	Three Months Ended		Six Months Ended
	Q2-13	Q2-12	YTD-13	YTD-12

Interest expense	$(1.9)	$(1.8)	$(3.8)	$(3.6)
Interest and other income (expense), net	1.0	0.8	2.3	2.2
Other income (expense), net	$(0.9)	$(1.0)	$(1.5)	$(1.4)

Interest expense increased slightly in Q2-13 as compared to Q2-12 and in YTD-13 as compared to YTD-12, primarily as a result of the term loan entered into in the second quarter of fiscal year 2012.

Interest and other income (expense), net increased in Q2-13 as compared to Q2-12 by $0.2 million, and in YTD-13 as compared to YTD-12 by $0.1 million as a result of higher foreign currency exchange gains.

Income Tax Provision

	Three Months Ended		Six Months Ended
	Q2-13	Q2-12	YTD-13	YTD-12

Income tax provision	$1.7	$2.7	$3.5	$6.0

Effective income tax rate	24.1%	21.8%	29.5%	29.4%

The effective income tax rate increased in Q2-13 as compared to Q2-12, and in YTD-13 as compared to YTD-12, primarily due to higher income tax provisions recorded in jurisdictions in which the Company generated income before income taxes which, due to valuation allowances, were not significantly offset by income tax benefits recorded in jurisdictions in which the Company incurred losses before income taxes.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $0.1 million to $0.6 million in Q2-13, as compared to $0.7 million in Q2-12, and $0.2 million to $1.1 million in YTD-13 , as compared to $1.3 million in YTD-12, primarily as a result of share repurchase programs at PSMC, the Company's non-wholly owned subsidiary in Taiwan. As a result of these programs, the Company’s ownership percentage in PSMC at the end of Q2-13 had increased to 75.11% from 66.81% at the end of Q2-12. The Company’s ownership percentage in its subsidiary in Korea was 99.7% in Q2-13 and Q2-12.

Index

Liquidity and Capital Resources

The Company's working capital was $207.0 million at April 28, 2013, and $234.3 million at October 28, 2012. The decrease in working capital was primarily the result of increased accounts payable related to capital equipment. Cash and cash equivalents were approximately $211 million at April 28, 2013 and $218 million at October 28, 2012. The decrease in cash and cash equivalents was primarily the result of capital expenditure payments. Net cash provided by operating activities was $35.9 million for the six month period ended April 28, 2013, a decrease from $62.4 million for the six month period ended April 29, 2012, primarily as a result of decreased net income and increased accounts receivable and inventory balances during the period. Net cash used in investing activities for the six month period ended April 28, 2013, was $34.7 million, which was comprised primarily of capital expenditure payments. Net cash used in financing activities of $7.0 million for the six month period ended April 28, 2013, was primarily comprised of payments to repurchase the common stock of a subsidiary and repayments of long-term borrowings. The Company may use its cash available on hand for operations, capital expenditures, debt repayments, strategic opportunities, stock repurchases or other corporate uses, any of which may be material.

The Company's credit facility bears interest (2.5% at April 28, 2013), based on the Company's total leverage ratio, at LIBOR plus a spread, as defined in the credit facility. The credit facility is secured by substantially all of the Company's assets located in the United States, as well as common stock the Company owns in certain of its foreign subsidiaries, and is subject to the following financial covenants: minimum fixed charge ratio, total leverage ratio and minimum unrestricted cash balance. As of April 28, 2013, the Company was in compliance with the covenants of its credit facility, had no outstanding borrowings under the credit facility and $30 million was available for borrowing.

In February 2013 the Company entered into a five year capital lease to fund the purchase of a high-end lithography tool. The principal amount of the lease, which is currently estimated to be approximately $27 million, will be determined by the Japanese yen exchange rate to the U.S. dollar as progress payments are made on the tool. The interest rate will be fixed, based on the five year interest rate swap plus a spread, upon acceptance of the tool which is expected to occur in the fourth quarter of fiscal year 2013. Progress payments totaling $6.9 million have been made by the lessor through April 28, 2013, and are included in the Company’s long-term borrowings amount as of that date.

Since the second quarter of fiscal 2011, the board of directors of PSMC, a subsidiary of the Company based in Taiwan, has authorized several share repurchase programs for PSMC to purchase for retirement shares of its outstanding common stock. The last of these repurchase programs concluded in the first quarter of fiscal 2013. During the six month period ended April 28, 2013, PSMC purchased 9.2 million shares at a cost of $4.2 million. PSMC did not purchase any shares during the three month period ended April 28, 2013. PSMC purchased 15.7 million shares at a cost of $6.7 million and 18.0 million shares at a cost of $7.6 million during the three and six month periods ended April 29, 2012, respectively. These repurchase programs increased the Company's ownership in PSMC to 66.81% at April 29, 2012, 72.09% at October 28, 2012, and 75.11% at January 27, 2013.

In April 2013 PSMC obtained approval from Taiwan's GreTai Securities Market ("GTSM") to delist its stock from the GTSM. On April 30, 2013, the Company commenced a tender offer, which is expected to conclude on June 18, 2013, to acquire the outstanding shares of PSMC that it does not currently own at NTD16.30 per share. The Company expects, upon completion of the tender offer, to acquire the tendered shares at an estimated cost of up to approximately $30 million, should substantially all of the remaining outstanding shares be tendered.

At April 28, 2013, the Company had capital commitments outstanding of approximately $58 million. The Company believes that its currently available resources, together with its capacity for growth, and its access to equity and other financing sources, will be sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the next twelve months. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms, should the Company's capital requirements exceed cash available from operations, existing cash, and cash available under its credit facility.

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

Index

Off-Balance Sheet Arrangements

Under the MP Mask joint venture operating agreement, in order to maintain its 49.99% ownership interest, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount specified in the operating agreement. Cumulatively through April 28, 2013, the Company has made additional contributions of $32.5 million to the joint venture, and has received distributions from the joint venture totaling $10.0 million.

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

Ongoing Business Assessments

The Company continues to assess its global manufacturing strategy and monitor its market capitalization, sales volume and cash flows from operations. This ongoing assessment could result in future facility closures, asset redeployments, impairments of intangible or long-lived assets, workforce reductions, or the addition of increased manufacturing facilities as well as acquisitions, divestitures and joint ventures, any of which could be material. The undertaking of such transactions would be based on business and capital market conditions, financial impact, customer requirements, and business opportunities and needs, regulatory conditions and other relevant factors.

Effect of Recent Accounting Pronouncements

See Note 16 to the condensed consolidated financial statements for discussion of ASU No. 2013-02 adopted by the Company in the three month period ended April 28, 2013. There have been no other recent accounting pronouncements whose adoption would affect the Company’s condensed consolidated financial statements or related disclosures.

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

The Company's primary net foreign currency exposures as of April 28, 2013, included the Korean won, the Japanese yen, the New Taiwan dollar, the Singapore dollar, the British pound, and the euro. As of April 28, 2013, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $2.0 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations, or cash flows.

Index

Interest Rate Risk

At April 28, 2013, the Company had $22.5 million in variable rate borrowings. A 10% change in interest rates would not have had a material effect on the Company's consolidated financial position, results of operations, or cash flows in the three and six month periods ended April 28, 2013.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the Company's second quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1A.	RISK FACTORS

There have been no material changes to risks relating to the Company's business as disclosed in Part 1, Item 1A of the Company's Form 10-K for the year ended October 28, 2012.

Index

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

Date:  June 5, 2013