Form 10-Q
period 2013-07-28
PHOTRONICS INC
filed 2013-09-04
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2013
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 30, 2013
Common Stock, $0.01 par value	61,362,511 Shares

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

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	July 28, 2013	October 28, 2012
ASSETS

Current assets:
Cash and cash equivalents	$197,271	$218,043
Accounts receivable, net of allowance of $3,449 in 2013 and $3,902 in 2012	82,573	75,685
Inventories	17,947	17,702
Other current assets	14,476	8,364
Total current assets	312,267	319,794

Property, plant and equipment, net	420,535	380,808
Investment in joint venture	93,030	93,252
Intangible assets, net	35,453	37,384
Deferred income taxes	11,158	11,395
Other assets	6,935	6,601
Total assets	$879,378	$849,234

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term borrowings	$10,696	$7,781
Accounts payable	84,790	53,031
Accrued liabilities	24,864	24,701
Total current liabilities	120,350	85,513

Long-term borrowings	183,220	168,956
Other liabilities	9,993	8,764
Total liabilities	313,563	263,233

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 60,971 shares issued and outstanding at July 28, 2013 and 60,213 at October 28, 2012	610	602
Additional paid-in capital	497,605	493,411
Retained earnings	54,599	41,473
Accumulated other comprehensive income	10,009	15,900
Total Photronics, Inc. shareholders' equity	562,823	551,386
Noncontrolling interests	2,992	34,615
Total equity	565,815	586,001
Total liabilities and equity	$879,378	$849,234

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012

Net sales	$109,652	$116,616	$316,171	$346,220

Costs and expenses:

Cost of sales	(82,574)	(84,312)	(243,206)	(258,598)

Selling, general and administrative	(12,068)	(11,784)	(35,286)	(35,311)

Research and development	(4,985)	(5,221)	(14,380)	(14,106)

Consolidation, restructuring and related charges	-	(7)	-	(1,182)
Operating income	10,025	15,292	23,299	37,023

Other income (expense):
Interest expense	(1,909)	(2,012)	(5,705)	(5,587)
Interest and other income (expense), net	937	1,245	3,226	3,444
Income before income tax provision	9,053	14,525	20,820	34,880

Income tax provision	(2,689)	(3,258)	(6,155)	(9,242)
Net income	6,364	11,267	14,665	25,638

Net income attributable to noncontrolling interests	(424)	(317)	(1,539)	(1,603)

Net income attributable to Photronics, Inc. shareholders	$5,940	$10,950	$13,126	$24,035
Earnings per share:

Basic	$0.10	$0.18	$0.22	$0.40
Diluted	$0.10	$0.16	$0.21	$0.37
Weighted-average number of common shares outstanding:

Basic	60,746	60,121	60,505	60,008
Diluted	66,177	76,436	61,478	76,460

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012

Net income	$6,364	$11,267	$14,665	$25,638

Other comprehensive income (loss), net of tax of $0:

Foreign currency translation adjustments	(1,640)	(7,035)	(6,602)	(7,445)

Amortization of cash flow hedge	32	32	96	96

Other	5	-	15	-
Other comprehensive loss	(1,603)	(7,003)	(6,491)	(7,349)
Comprehensive income	4,761	4,264	8,174	18,289

Less: comprehensive income (loss) attributable to noncontrolling interests	27	(681)	709	1,962
Comprehensive income attributable to Photronics, Inc. shareholders	$4,734	$4,945	$7,465	$16,327

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	July 28, 2013	July 29, 2012

Cash flows from operating activities:
Net income	$14,665	$25,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,081	65,010
Consolidation, restructuring and related charges	-	262
Changes in assets and liabilities:
Accounts receivable	(8,494)	2,324
Inventories	(515)	(961)
Other current assets	(6,540)	(675)
Accounts payable, accrued liabilities and other	13,357	15,926
Net cash provided by operating activities	67,554	107,524
Cash flows from investing activities:
Purchases of property, plant and equipment	(47,281)	(92,009)
Investment in joint venture	-	(13,397)
Other	(2,630)	(1,618)
Net cash used in investing activities	(49,911)	(107,024)
Cash flows from financing activities:
Proceeds from long-term borrowings	-	25,000
Repayments of long-term borrowings	(4,990)	(3,646)
Purchase of common stock of subsidiary	(31,627)	(11,653)
Payments of deferred financing fees	(40)	(198)
Proceeds from share-based arrangements	715	517
Net cash provided by (used in) financing activities	(35,942)	10,020
Effect of exchange rate changes on cash and cash equivalents	(2,473)	(3,153)
Net increase (decrease) in cash and cash equivalents	(20,772)	7,367
Cash and cash equivalents at beginning of period	218,043	189,928
Cash and cash equivalents at end of period	$197,271	$197,295
Supplemental disclosure of non-cash information:

Accrual for property, plant and equipment purchased during the period	$27,572	$3,008
Capital lease obligation for purchase of equipment	22,927	-
Deposit related to facility purchase	-	2,000

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months and Nine Months Ended July 28, 2013 and July 29, 2012
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

NOTE 2 - CHANGES IN EQUITY

The following tables set forth the Company's consolidated changes in equity for the three and nine month periods ended July 28, 2013 and July 29, 2012:

	Three Months Ended July 28, 2013
	Photronics, Inc. Shareholders

					Accumulated
	Common Stock		Additional		Other	Non-
			Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

Balance at April 29, 2013	60,598	$606	$496,204	$48,659	$11,416	$30,562	$587,447

Net income	-	-	-	5,940	-	424	6,364
Other comprehensive loss	-	-	-	-	(1,205)	(398)	(1,603)
Sale of common stock through employee stock option and purchase plans	21	-	51	-	-	-	51
Restricted stock awards vesting and expense	37	1	327	-	-	-	328
Share-based compensation expense	-	-	666	-	-	-	666
Purchase of common stock of subsidiary	-	-	360	-	(202)	(27,596)	(27,438)
Common stock warrant exercise	315	3	(3)	-	-	-	-
Balance at July 28, 2013	60,971	$610	$497,605	$54,599	$10,009	$2,992	$565,815

Index
	Three Months Ended July 29, 2012
	Photronics, Inc. Shareholders

					Accumulated
	Common Stock		Additional		Other	Non-
			Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

Balance at April 30, 2012	60,106	$601	$490,350	$26,690	$8,431	$42,805	$568,877

Net income	-	-	-	10,950	-	317	11,267
Other comprehensive loss	-	-	-	-	(6,004)	(999)	(7,003)
Sale of common stock through employee stock option and purchase plans	8	-	18	-	-	-	18
Restricted stock awards vesting and expense	23	-	221	-	-	-	221
Share-based compensation expense	-	-	657	-	-	-	657
Purchase of common stock of subsidiary	-	-	485	-	(19)	(4,536)	(4,070)
Balance at July 29, 2012	60,137	$601	$491,731	$37,640	$2,408	$37,587	$569,967

	Nine Months Ended July 28, 2013
	Photronics, Inc. Shareholders

					Accumulated
	Common Stock		Additional		Other	Non-
			Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

Balance at October 29, 2012	60,213	$602	$493,411	$41,473	$15,900	$34,615	$586,001

Net income	-	-	-	13,126	-	1,539	14,665
Other comprehensive loss	-	-	-	-	(5,662)	(829)	(6,491)
Sale of common stock through employee stock option and purchase plans	310	4	441	-	-	-	445
Restricted stock awards vesting and expense	133	1	937	-	-	-	938
Share-based compensation expense	-	-	1,880	-	-	-	1,880
Common stock warrants exercised	315	3	(3)	-	-	-	-
Purchase of common stock of subsidiary	-	-	939	-	(229)	(32,333)	(31,623)
Balance at July 28, 2013	60,971	$610	$497,605	$54,599	$10,009	$2,992	$565,815

	Nine Months Ended July 29, 2012
	Photronics, Inc. Shareholders

					Accumulated
	Common Stock		Additional		Other	Non-
			Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

Balance at October 31, 2011	59,651	$597	$486,674	$13,605	$10,171	$48,709	$559,756

Net income	-	-	-	24,035	-	1,603	25,638
Other comprehensive income (loss)	-	-	-	-	(7,708)	359	(7,349)
Sale of common stock through employee stock option and purchase plans	211	2	255	-	-	-	257
Restricted stock awards vesting and expense	98	-	673	-	-	-	673
Share-based compensation expense	-	-	1,576	-	-	-	1,576
Common stock warrants exercised	177	2	1,051	-	-	-	1,053
Purchase of common stock of subsidiary	-	-	1,502	-	(55)	(13,084)	(11,637)
Balance at July 29, 2012	60,137	$601	$491,731	$37,640	$2,408	$37,587	$569,967

Index
NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	July 28, 2013	October 28, 2012

Land	$8,481	$8,538
Buildings and improvements	101,908	101,409
Machinery and equipment	1,198,309	1,197,854
Leasehold improvements	4,101	5,854
Furniture, fixtures and office equipment	12,778	13,484
Construction in progress	86,397	26,642
	1,411,974	1,353,781
Less accumulated depreciation and amortization	991,439	972,973
	$420,535	$380,808

Equipment under capital leases are included in above property, plant and equipment as follows:

	July 28, 2013	October 28, 2012

Machinery and equipment	$21,327	$21,327
Construction in progress	22,927	-
	44,254	21,327
Less accumulated amortization	4,357	2,758
	$39,897	$18,569

Depreciation expense for property, plant and equipment (excluding equipment under capital leases) was $15.3 million and $48.4 million for the three and nine month periods ended July 28, 2013, respectively, and $18.6 million and $55.7 million for the three and nine month periods ended July 29, 2012, respectively. Amortization expense for equipment under capital leases was $0.5 million and $1.6 million for the three and nine month periods ended July 28, 2013, respectively and $0.6 million and $4.3 million for the three and nine month periods ended July 29, 2012, respectively.

NOTE 4 - JOINT VENTURE, TECHNOLOGY LICENSE AND OTHER AGREEMENTS WITH MICRON TECHNOLOGY, INC.

In May 2006, Photronics and Micron Technology, Inc. ("Micron") entered into the MP Mask joint venture (“MP Mask”), which develops and produces photomasks for leading-edge and advanced next generation semiconductors. At the time of the formation of the joint venture, the Company also entered into both an agreement to license photomask technology developed by Micron and certain supply agreements.

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

Index
The Company has utilized MP Mask for both high-end IC photomask production and research and development purposes. MP Mask charges its variable interest holders based on their actual usage of its facility. MP Mask separately charges for any research and development activities it engages in at the requests of its owners. The Company recorded cost of sales of $2.2 million and $7.6 million and research and development expenses of $0.2 million and $0.7 million during the three and nine month periods ended July 28, 2013. Cost of sales of $1.6 million and $5.7 million and research and development expenses of $0.2 million and $0.7 million were recorded during the three and nine month periods ended July 29, 2012. As of July 28, 2013 and October 28, 2012, the Company owed MP Mask $7.2 million and $6.4 million, respectively, and had a receivable from Micron of $5.8 million and $9.0 million, respectively, both primarily related to the aforementioned supply agreements.

MP Mask is governed by a Board of Managers, appointed by Micron and the Company. Since MP Mask's inception, Micron, as a result of its majority ownership, has held majority voting power on the Board of Managers. The voting power held by each party is subject to change as ownership interests change. Under the MP Mask joint venture operating agreement, the Company may be required to make additional capital contributions to MP Mask up to the maximum amount defined in the operating agreement. However, should the Board of Managers determine that further additional funding is required, MP Mask shall pursue its own financing. If MP Mask is unable to obtain its own financing, it may request additional capital contributions from the Company. Should the Company choose not to make a requested contribution to MP Mask, its ownership percentage may be reduced. During the three and nine month periods ended July 29, 2012, the Company increased its investment in MP Mask by $7.4 million and $13.3 million, respectively. The increased investments were primarily related to capital calls made by the joint venture.

The Company's investment in the VIE, which represents its maximum exposure to loss, was $93.0 million at July 28, 2013, and $93.3 million at October 28, 2012. These amounts are reported in the Company's condensed consolidated balance sheets as "Investment in joint venture". The Company recorded a loss from its investment in the VIE of $0.2 million in the nine month period ended July 28, 2013, and recorded no income from its investment in the three month period ended July 28, 2013 or in the three or nine month periods ended July 29, 2012. Income from the VIE is included in "Interest and other income (expense), net" in the condensed consolidated statements of income.

    In the second quarter of fiscal 2012 the Company paid $35 million to Micron in connection with its purchase of the U.S. nanoFab facility, which it had been leasing from Micron under a lease which ran through December 31, 2014.

NOTE 5 - LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

	July 28, 2013	October 28, 2012

3.25% convertible senior notes due on April 1, 2016	$115,000	$115,000
Capital lease obligation payable through 2018	22,927	-
5.5% convertible senior notes due on October 1, 2014	22,054	22,054
Variable rate term loan, maturing March 1, 2017	21,875	23,750
3.09% capital lease obligation payable through March 2016	12,060	15,175
4.75% financing loan with customer	-	758
	193,916	176,737
Less current portion	10,696	7,781
	$183,220	$168,956

Index
In February 2013 the Company entered into a five year capital lease, which commenced in August 2013 for $26.4 million principal amount, to fund the purchase of a high-end lithography tool. Payments under the capital lease, which bears interest at 2.77%, are $ 0.5 million per month through July 2018. Progress payments totaling $22.9 million have been made by the lessor through July 28, 2013, and are included in the Company’s long-term borrowings as a non-cash capital lease obligation as of that date. Accordingly, this amount was excluded from both operating and financing cash activities.

In March 2012 the Company, in connection with its purchase of the U.S. nanoFab facility (see Note 4 for further discussion), amended its credit facility ("the credit facility") to include the addition of a $25 million variable rate (2.5% at July 28, 2013) term loan maturing in March 2017 with minimum quarterly principal payments of $0.6 million (quarterly payments commenced in June 2012 and are based on a ten year repayment period). The amendment also included a twenty-five basis point reduction in the interest rate charged on any borrowings under the credit facility.

The credit facility bears interest (2.5% at July 28, 2013) based on the Company's total leverage ratio, at LIBOR plus a spread, as defined in the credit facility. The credit facility is secured by substantially all of the Company's assets located in the United States, as well as common stock the Company owns in certain of its foreign subsidiaries, and is subject to the following financial covenants: minimum fixed charge ratio, total leverage ratio and minimum unrestricted cash balance. As of July 28, 2013, the Company had no outstanding borrowings under the credit facility and $30 million was available for borrowing.

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

In April 2011 the Company entered into a five year, $21.2 million capital lease for manufacturing equipment. Payments under the lease, which bears interest at 3.09%, are $0.4 million per month through March 2016. The lease agreement provides that the Company must maintain the equipment in good working order, and includes a cross default with cross acceleration provision related to certain non-financial covenants incorporated in the Company's credit facility agreement. As of July 28, 2013, the total amount payable through the end of the lease term was $12.6 million, of which $12.1 million represented principal and $0.5 million represented interest.

In January 2010 the Company borrowed $3.7 million from a customer to purchase manufacturing equipment. This loan, which bore interest at 4.75% and was fully repaid during the three month period ended July 28, 2013, was repaid with product supplied to the customer. Product valued at $0.2 million and $0.8 million was shipped to the customer and applied against the loan during the three and nine month periods ended July 28, 2013, respectively, and product valued at $0.4 million and $0.9 million was applied against the loan in the respective prior year periods.

Index
NOTE 6 - COMMON STOCK WARRANTS

In September 2009 the Company entered into two warrant agreements with Intel Capital Corporation to purchase a total of 750,000 shares of the Company's common stock. Under one warrant agreement 500,000 shares of the Company's common stock could be purchased at an exercise price of $4.15 per share and under the second warrant agreement 250,000 shares of the Company's common stock could be purchased at an exercise price of $5.08 per share. Also in September 2009, the Company and Intel Corporation entered into an agreement to share technical and operations information regarding the development of the Company's products, the capabilities of the Company's photomask manufacturing lines and the alignment of photomask toolsets. Intel Capital Corporation also invested in the Company's convertible debt offering of September 2009. The warrants were recorded at their fair value on their date of grant, which was determined using the Black-Scholes option pricing model. The warrant agreements were to expire in September 2014, however, in June 2013 Intel Capital Corporation exercised all of the warrants under both warrant agreements on a net share basis and received 0.3 million shares of the Company’s common stock.

NOTE 7 - SHARE-BASED COMPENSATION

In March 2007 shareholders approved a new share-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to, shares of the Company's common stock may be granted from shares authorized but unissued or shares previously issued and reacquired by the Company. A maximum of six million shares of common stock may be issued under the Plan. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. The Company incurred total share-based compensation costs for the three and nine month periods ended July 28, 2013, of $1.0 million and $2.8 million, respectively, and $0.9 million and $2.3 million for the three and nine month periods ended July 29, 2012, respectively. The Company received cash from option exercises of $0.1 million and $0.4 million for the three and nine month periods ended July 28, 2013, respectively, and $0.1 million and $0.3 million for the three and nine month periods ended July 29, 2012, respectively. No share-based compensation cost was capitalized as part of an asset and no related income tax benefits were recorded during the periods presented.

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

The weighted-average inputs and risk-free rate of return ranges used to calculate the grant date fair value of options issued during the three and nine month periods ended July 28, 2013 and July 29, 2012, are presented in the following table.

	Three Months Ended		Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012

Expected volatility	73.1%	102.2%	98.8%	102.1%

Risk free rate of return	0.8%	0.6%	0.5% - 0.8%	0.6% - 0.9%

Dividend yield	N/A	N/A	N/A	N/A

Expected term	4.3 years	4.3 years	4.3 years	4.3 years

Index
Information on outstanding and exercisable option awards as of July 28, 2013, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at July 28, 2013	4,180,227	$8.41	5.9 years	$8,988

Exercisable at July 28, 2013	2,703,657	$9.81	4.5 years	$6,045

There were 17,500 share options granted during the three month period ended July 28, 2013, with a weighted-average grant date fair value of $4.35 per share, and there were 30,000 share options granted during the three month period ended July 29, 2012, with a grant date fair value of $4.37 per share. There were 601,500 share options granted during the nine month period ended July 28, 2013, with a weighted-average grant date fair value of $4.00 per share and 554,500 share options granted during the nine month period ended July 29, 2012, with a weighted-average grant date fair value of $4.47 per share. As of July 28, 2013, the total unrecognized compensation cost related to unvested option awards was approximately $4.4 million. That cost is expected to be recognized over a weighted-average amortization period of 2.5 years.

Restricted Stock

The Company periodically grants restricted stock awards. The restrictions on these awards lapse over a service period that has ranged from less-than-one to eight years. There were no restricted stock awards granted during the three month period ended July 28, 2013, and 209,500 restricted stock awards were issued during the nine month period ended July 28, 2013, with a weighted-average grant date fair value of $5.48 per share. No restricted stock awards were granted during the three month period ended July 29, 2012, and 168,750 restricted stock awards were issued during the nine month period ended July 29, 2012, with a weighted-average grant date fair value of $6.28 per share. As of July 28, 2013, there were 328,252 shares of restricted stock outstanding and the total compensation cost not yet recognized related to these awards was approximately $1.5 million. That cost is expected to be recognized over a weighted-average amortization period of 2.0 years.

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

The following table sets forth the Company’s restructuring reserve, primarily related to its Singapore facility, as of July 28, 2013 and July 29, 2012, and reflects the activity affecting the reserve for the three month period and nine month periods then ended.

	Three Months Ended				Nine Months Ended
	July 28, 2013				July 28, 2013
	April 29, 2013	Charges	Utilized	July 28, 2013	October 29, 2012	Charges	Utilized	July 28, 2013

Employee terminations	$40	$-	$-	$40	$295	$-	$(255)	$40
	$40	$-	$-	$40	$295	$-	$(255)	$40

Index
	Three Months Ended				Nine Months Ended
	July 29, 2012				July 29, 2012
	April 30, 2012	Charges	Utilized	July 29, 2012	October 31, 2011	Charges	Utilized	July 29, 2012

Employee terminations and other	$199	$7	$(69)	$137	$-	$920	$(783)	$137
Asset write-downs	-	-	-	-	-	262	(262)	-
	$199	$7	$(69)	$137	$-	$1,182	$(1,045)	$137

NOTE 9 - INCOME TAXES

The effective income tax rates for the three and nine month periods ended July 28, 2013 and July 29, 2012, differ from the U.S. statutory rate of 35% primarily due to foreign tax rate differences, as well as the existence of valuation allowances in jurisdictions with historical and continuing tax losses.

Unrecognized tax benefits related to uncertain tax positions were $3.9 million at July 28, 2013 and October 28, 2012, of which $1.9 million would favorably impact the Company's effective tax rate if recognized. Accrued interest and penalties related to unrecognized tax benefits were $0.1 million at July 28, 2013 and October 28, 2012. As of July 28, 2013, the total amount of unrecognized tax benefits is not expected to significantly increase or decrease in the next twelve months.

PKLT, the Company's FPD manufacturing facility in Taiwan, is accorded a tax holiday which commenced in 2012 and expires in 2017. The tax holiday had no dollar or per share effect in the three and nine month periods ended July 28, 2013 or the three and nine month periods ended July 29, 2012.

NOTE 10 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented below.

	Three Months Ended		Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012

Net income attributable to Photronics, Inc. shareholders	$5,940	$10,950	$13,126	$24,035
Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effects	392	1,542	-	4,626
Gain related to common stock warrants fair value adjustment	-	-	-	(94)
Earnings for diluted earnings per share	$6,332	$12,492	$13,126	$28,567
Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	60,746	60,121	60,505	60,008
Effect of dilutive securities:
Convertible notes	4,338	15,423	-	15,423
Share-based payment awards	898	707	783	789
Common stock warrants	195	185	190	240
Potentially dilutive common shares	5,431	16,315	973	16,452
Weighted-average common shares used for diluted earnings per share	66,177	76,436	61,478	76,460

Basic earnings per share	$0.10	$0.18	$0.22	$0.40
Diluted earnings per share	$0.10	$0.16	$0.21	$0.37

Index
The table below shows the outstanding weighted-average convertible notes and share-based payment awards that were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be anti-dilutive.

	Three Months Ended		Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012

Convertible notes	11,085	-	15,423	-
Share-based payment awards	2,856	2,616	2,900	2,546
Total potentially dilutive shares excluded	13,941	2,616	18,323	2,546

NOTE 11 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following tables set forth the changes in the Company's accumulated other comprehensive income by component (net of tax of $0) for the three and nine month periods ended July 28, 2013:

	Three Months Ended July 28, 2013
	Foreign Currency	Amortization
	Translation	of Cash
	Adjustments	Flow Hedge	Other	Total

Balance at April 29, 2013	$12,710	$(626)	$(668)	$11,416
Other comprehensive income (loss) before reclassifications	(1,640)	-	5	(1,635)
Amounts reclassified from other comprehensive income	-	32	-	32
Net current period other comprehensive income (loss)	(1,640)	32	5	(1,603)
Less: other comprehensive loss attributable to noncontrolling interests	398	-	-	398
Purchase of common stock of subsidiary	-	-	(202)	(202)
Balance at July 28, 2013	$11,468	$(594)	$(865)	$10,009

Index
	Nine Months Ended July 28, 2013
	Foreign Currency	Amortization
	Translation	of Cash
	Adjustments	Flow Hedge	Other	Total

Balance at October 29, 2012	$17,241	$(690)	$(651)	$15,900
Other comprehensive income (loss) before reclassifications	(6,602)	-	15	(6,587)
Amounts reclassified from other comprehensive income	-	96	-	96
Net current period other comprehensive income (loss)	(6,602)	96	15	(6,491)
Less: other comprehensive loss attributable to noncontrolling interests	829	-	-	829
Purchase of common stock of subsidiary	-	-	(229)	(229)
Balance at July 28, 2013	$11,468	$(594)	$(865)	$10,009

The amortization of the cash flow hedge is included in Cost of sales in the condensed consolidated statements of income for all periods presented.

Index
NOTE 12 – GEOGRAPHIC INFORMATION

The Company operates as a single operating segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of ICs and FPDs. Geographic net sales are based primarily on where the Company's manufacturing facility is located.

The Company's net sales by geographic area and for ICs and FPDs for the three and nine month periods ended July 28, 2013 and July 29, 2012, and its long-lived assets by geographic area as of July 28, 2013 and October 28, 2012, are presented below.

	Three Months Ended		Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Net sales
Korea	$33,834	$42,986	$100,138	$126,413
United States	33,715	34,270	98,980	102,968
Taiwan	30,559	27,863	86,378	82,021
Europe	10,982	10,639	28,970	31,372
All other	562	858	1,705	3,446
	$109,652	$116,616	$316,171	$346,220

IC	$84,144	$90,269	$240,733	$266,185
FPD	25,508	26,347	75,438	80,035
	$109,652	$116,616	$316,171	$346,220

	As of
	July 28, 2013	October 28, 2012
Long-lived assets
United States	$191,267	$177,614
Korea	150,015	120,628
Taiwan	68,745	72,185
Europe	10,465	10,262
All other	43	119
	$420,535	$380,808

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

The Company did not have any assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at July 28, 2013 or October 28, 2012.

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

The table below presents the fair and carrying values of the Company's convertible senior notes at July 28, 2013 and October 28, 2012.

	July 28, 2013		October 28, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value

3.25% convertible senior notes	$126,903	$115,000	$110,239	$115,000
5.5% convertible senior notes	$36,749	$22,054	$27,755	$22,054

NOTE 14 - SUBSIDIARY SHARE REPURCHASE AND TENDER OFFER

Since the second quarter of fiscal 2011, the board of directors of PSMC, a subsidiary of the Company based in Taiwan, has authorized several share repurchase programs for PSMC to purchase for retirement shares of its outstanding common stock. The last of these repurchase programs concluded in the first quarter of fiscal 2013. During the nine month period ended July 28, 2013, PSMC purchased 9.2 million shares at a cost of $4.2 million. PSMC did not purchase any shares during the three month period ended July 28, 2013. PSMC purchased 9.1 million shares at a cost of $4.1 million and 27.1 million shares at a cost of $11.7 million during the three and nine month periods ended July 29, 2012, respectively. These repurchase programs increased the Company's ownership in PSMC to 69.40% at July 29, 2012, 72.09% at October 28, 2012, and 75.11% at January 27, 2013.

In June 2013 the Company completed a tender offer, that had commenced in April 2013, for the outstanding shares of PSMC. A total of 50.3 million shares were purchased at the offering price of 16.30 NTD, equivalent to a total of $27.4 million, which increased the Company’s ownership interest in PSMC to 98.13%.

The table below presents the effect of the change in the Company’s ownership interest in PSMC on the Company's equity for the three and nine month periods ended July 28, 2013 (50.3 million and 59.4 million shares of common stock of PSMC purchased, respectively) and July 29, 2012 (9.1 million and 27.1 million shares of common stock of PSMC purchased, respectively).

	Three Months Ended		Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012

Net income attributable to Photronics, Inc. shareholders	$5,940	$10,950	$13,126	$24,035

Increase in Photronics, Inc.'s additional paid-in capital	360	485	939	1,502

Decrease in accumulated other comprehensive income	(202)	(19)	(229)	(55)

Change from net income attributable to Photronics, Inc. shareholders and transfer from noncontrolling interest	$6,098	$11,416	$13,836	$25,482

Index
NOTE 15 - COMMITMENTS AND CONTINGENCIES

As of July 28, 2013, the Company had commitments outstanding for capital expenditures of approximately $35 million.

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

Index
Material Changes in Results of Operations
Three and Nine Months ended July 28, 2013 and July 29, 2012

The following table represents selected operating information expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(75.3)	(72.3)	(76.9)	(74.7)
Gross margin	24.7	27.7	23.1	25.3
Selling, general and administrative expenses	(11.0)	(10.1)	(11.2)	(10.2)
Research and development expenses	(4.5)	(4.5)	(4.5)	(4.1)
Consolidation, restructuring and related charges	-	-	-	(0.3)
Operating income	9.2	13.1	7.4	10.7
Other expense, net	(0.9)	(0.6)	(0.8)	(0.6)
Income before income tax provision	8.3	12.5	6.6	10.1
Income tax provision	(2.5)	(2.8)	(1.9)	(2.7)
Net income	5.8	9.7	4.7	7.4
Net income attributable to noncontrolling interests	(0.4)	(0.3)	(0.5)	(0.5)
Net income attributable to Photronics, Inc. shareholders	5.4%	9.4%	4.2%	6.9%

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three months ended July 28, 2013 (Q3-13) and July 29, 2012 (Q3-12) and for the nine months ended July 28, 2013 (YTD-13) and July 29, 2012 (YTD-12), in millions of dollars.

Net Sales

	Three Months Ended			Nine Months Ended
	Q3-13	Q3-12	Percent Change	YTD-13	YTD-12	Percent Change

IC	$84.2	$90.3	(6.8)%	$240.7	$266.2	(9.6)%
FPD	25.5	26.3	(3.2)%	75.5	80.0	(5.7)%
Total net sales	$109.7	$116.6	(6.0)%	$316.2	$346.2	(8.7)%

Net sales for Q3-13 decreased 6.0% to $109.7 million as compared to $116.6 million for Q3-12. The decrease was primarily a result of general softness within the semiconductor industry compared to Q3-12. Revenues attributable to high-end products decreased by $5.1 million to $39.6 million in Q3-13 as compared to $44.7 million in Q3-12. High-end photomask applications include mask sets for 45 nanometer and below for IC products, and G8 and above and active matrix organic light-emitting diode (AMOLED) display screen technologies for FPD products. By geographic area, net sales in Q3-13 as compared to Q3-12 decreased by $9.1 million or 21.3% in Korea and $0.6 million or 1.6% in the United States, increased by $2.7 million or 9.7% in Taiwan and $0.3 million or 3.2% in Europe and decreased by $0.3 million at other international locations.

Index
For YTD-13 as compared to YTD-12, net sales decreased 8.7% to $316.2 million from $346.2 million, and revenues attributable to high-end products decreased by $23.3 million to $114.8 million from $138.1 million, primarily due to a general softness in the semiconductor industry for high-end IC products.

The Company’s quarterly revenues can be affected by the seasonal purchasing of its customers.

Gross Margin

	Three Months Ended			Nine Months Ended
	Q3-13	Q3-12	Percent Change	YTD-13	YTD-12	Percent Change

Gross margin	$27.1	$32.3	(16.2)%	$73.0	$87.6	(16.7)%
Percentage of net sales	24.7%	27.7%		23.1%	25.3%

Gross margin percentage decreased to 24.7% in Q3-13 from 27.7% in Q3-12 and decreased to 23.1% in YTD-13 from 25.3% in YTD-12. These decreases were a result of decreased sales in Q3-13 as compared to Q3-12 and for the first nine months of 2013 as compared to the same period in FY2012. The Company operates in a high fixed cost environment and, to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.

Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	Q3-13	Q3-12	Percent Change	YTD-13	YTD-12	Percent Change
Selling, general and administrative expenses	$12.1	$11.8	2.4%	$35.3	$35.3	-
Percentage of net sales	11.0%	10.1%		11.2%	10.2%

Selling, general and administrative expenses increased to $12.1 million in Q3-13 from $11.8 in Q3-12 primarily due to increased selling-related expenses, and were $35.3 million in both YTD-13 and YTD-12.

Research and Development

	Three Months Ended			Nine Months Ended
	Q3-13	Q3-12	Percent Change	YTD-13	YTD-12	Percent Change

Research and development	$5.0	$5.2	(4.5)%	$14.4	$14.1	1.9%
Percentage of net sales	4.5%	4.5%		4.5%	4.1%

Research and development expenses consist primarily of global development efforts related to high-end process technologies for advanced sub-wavelength reticle solutions for IC technologies. Research and development expenses decreased by $0.2 million to $5.0 million in Q3-13, as compared to $5.2 million in Q3-12, and increased by $0.3 million to $14.4 million in YTD-13, as compared to $14.1 million in YTD-12. Activities at advanced technology nodes for IC photomasks decreased in Q3-13 as compared to Q3-12, however increased in YTD-13 as compared to YTD-12.

Index
Consolidation, Restructuring and Related Charges

	Three Months Ended		Nine Months Ended
	Q3-13	Q3-12	YTD-13	YTD-12

Employee terminations and other	$-	$7	$-	$920
Asset write-downs	-	-	-	262
Total consolidation, restructuring and related charges	$-	$7	$-	$1,182

In the first quarter of fiscal 2012 the Company ceased the manufacture of photomasks at its Singapore facility and, in connection therewith, recorded charges of $1.2 million during the nine month period ended July 29, 2012. This restructuring, which was comprised primarily of employee termination costs, was substantially completed in fiscal 2012 at a total cost of $1.4 million.

Other Income (Expense), net

	Three Months Ended		Nine Months Ended
	Q3-13	Q3-12	YTD-13	YTD-12

Interest expense	$(1.9)	$(2.0)	$(5.7)	$(5.6)
Interest and other income (expense), net	0.9	1.2	3.2	3.4
Other income (expense), net	$(1.0)	$(0.8)	$(2.5)	$(2.2)

Interest expense decreased slightly in Q3-13 as compared to Q3-12 due to lower deferred financing fees expense. Interest expense increased slightly in YTD-13 as compared to YTD-12, primarily as a result of increased outstanding debt during the nine months ended July 28, 2013, as compared to the same period in the prior year.

Interest and other income (expense), net decreased in Q3-13 as compared to Q3-12 by $0.3 million, and in YTD-13 as compared to YTD-12 by $0.2 million as a result of reduced foreign currency exchange gains.

Income Tax Provision

	Three Months Ended		Nine Months Ended
	Q3-13	Q3-12	YTD-13	YTD-12

Income tax provision	$2.7	$3.3	$6.2	$9.2

Effective income tax rate	29.7%	22.4%	29.6%	26.5%

The effective income tax rate increased in Q3-13 as compared to Q3-12, and in YTD-13 as compared to YTD-12, primarily due to higher income tax provisions recorded in jurisdictions in which the Company generated income before income taxes which, due to valuation allowances, were not significantly offset by income tax benefits recorded in jurisdictions in which the Company incurred losses before income taxes.

Index
Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $0.1 million to $0.4 million in Q3-13, as compared to $0.3 million in Q3-12 primarily as a result of increased net income at PSMC, offset in part by the effect of shares of PSMC purchased under the tender offer and share repurchase programs discussed in Note 14 to the condensed consolidated financial statements. Net income attributable to noncontrolling interests decreased $0.1 million to $1.5 million in YTD-13, as compared to $1.6 million in YTD-12, primarily as a result of share repurchase programs at PSMC, offset in part by increased net income at PSMC. As a result of these repurchase programs and shares purchased under the tender offer, the Company’s ownership percentage in PSMC increased from 69.40% at the end of Q3-12 to 98.13% as of July 28, 2013. The Company’s ownership percentage in its subsidiary in Korea was 99.7% in Q3-13 and Q3-12.

Liquidity and Capital Resources

The Company's working capital was $191.9 million at July 28, 2013 and $234.3 million at October 28, 2012. The decrease in working capital was primarily the result of payments to acquire additional shares of PSMC under the aforementioned tender offer and share repurchase programs, and increased accounts payable related to the purchase of equipment. Cash and cash equivalents were $197.3 million at July 28, 2013 and $218.0 million at October 28, 2012. The decrease in cash and cash equivalents was primarily the result of the payments to acquire additional shares of PSMC. Net cash provided by operating activities was $67.6 million for the nine month period ended July 28, 2013, a decrease from $107.5 million for the nine month period ended July 29, 2012, which was primarily due to reduced net income and increased accounts receivable, offset by lower depreciation and amortization in the nine month period ended July 28, 2013, as compared to the same period in the prior year. Net cash used in investing activities for the nine month period ended July 28, 2013, was $49.9 million, which was comprised primarily of capital expenditure payments. Net cash used in financing activities of $35.9 million for the nine month period ended July 28, 2013, was primarily comprised of payments to acquire additional shares of PSMC and repayments of long-term borrowings. The Company may use its cash available on hand for operations, capital expenditures, debt repayments, strategic opportunities, stock repurchases, or other corporate uses, any of which may be material.

The Company's credit facility bears interest (2.5% at July 28, 2013), based on the Company's total leverage ratio, at LIBOR plus a spread, as defined in the credit facility. The credit facility is secured by substantially all of the Company's assets located in the United States, as well as common stock the Company owns in certain of its foreign subsidiaries, and is subject to the following financial covenants: minimum fixed charge ratio, total leverage ratio and minimum unrestricted cash balance. As of July 28, 2013, the Company was in compliance with the covenants of its credit facility, had no outstanding borrowings under the credit facility and $30 million was available for borrowing.

In February 2013 the Company entered into a five year capital lease, which commenced in August 2013 for $26.4 million principal amount, to fund the purchase of a high-end lithography tool. Payments under the capital lease, which bears interest at 2.77%, are $ 0.5 million per month through July 2018. Progress payments totaling $22.9 million have been made by the lessor through July 28, 2013, and are included in the Company’s long-term borrowings amount as of that date.

Since the second quarter of fiscal 2011, the board of directors of PSMC, a subsidiary of the Company based in Taiwan, has authorized several share repurchase programs for PSMC to purchase for retirement shares of its outstanding common stock. The last of these repurchase programs concluded in the first quarter of fiscal 2013. During the nine month period ended July 28, 2013, PSMC purchased 9.2 million shares at a cost of $4.2 million. PSMC did not purchase any shares during the three month period ended July 28, 2013. PSMC purchased 9.1 million shares at a cost of $4.1 million and 27.1 million shares at a cost of $11.7 million during the three and nine month periods ended July 29, 2012, respectively. These repurchase programs increased the Company's ownership in PSMC to 69.40% at July 29, 2012, 72.09% at October 28, 2012, and 75.11% at January 27, 2013. In June 2013 the Company completed a tender offer, that had commenced in April 2013, for the outstanding shares of PSMC. A total of 50.3 million shares were purchased at the offering price of 16.30 NTD , equivalent to a total of $27.4 million, which increased the Company’s ownership interest in PSMC to 98.13%.

At July 28, 2013, the Company had capital commitments outstanding of approximately $35 million. The Company believes that its currently available resources, together with its capacity for growth, and its access to equity and other financing sources, will be sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the next twelve months. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms, should the Company's capital requirements exceed cash available from operations, existing cash, and cash available under its credit facility.

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

Off-Balance Sheet Arrangements

Under the MP Mask joint venture operating agreement, in order to maintain its 49.99% ownership interest, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount specified in the operating agreement. Cumulatively through July 28, 2013, the Company has made additional contributions of $32.5 million to the joint venture, and has received distributions from the joint venture totaling $10.0 million.

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

Effect of Recent Accounting Pronouncements

There have been no recent accounting pronouncements whose adoption would affect the Company’s condensed consolidated financial statements or related disclosures.

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

Index
The Company's primary net foreign currency exposures as of July 28, 2013, included the Korean won, the Japanese yen, the New Taiwan dollar, the Singapore dollar, the British pound, and the euro. As of July 28, 2013, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $2.4 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations, or cash flows.

Interest Rate Risk

At July 28, 2013, the Company had $21.9 million in variable rate borrowings. A 10% change in interest rates would not have had a material effect on the Company's consolidated financial position, results of operations, or cash flows in the three and nine month periods ended July 28, 2013.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the Company's third quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: September 4, 2013