Form 10-K
period 2013-11-03
PHOTRONICS INC
filed 2014-01-03
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 3, 2013

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
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐  Accelerated Filer ☒  Non-Accelerated Filer ☐  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of April 28, 2013, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant's common stock held by non-affiliates was approximately $445,857,320 (based upon the closing price of $7.49 per share as reported by the NASDAQ Global Select Market on that date).

As of December 27, 2013, 61,556,948 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2014
Annual Meeting of Shareholders	Incorporated into Part III
to be held in April 2014	of this Form 10-K

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of Photronics, Inc. ("Photronics" or the "Company"). These statements are based on management's beliefs, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be identified by words like "expect", "anticipate", "believe", "plan", "projects", and similar expressions, or the negative of such terms, or other comparable terminology. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this annual report on Form 10-K or in other documents filed with the Securities and Exchange Commission, in press releases or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls regarding, among other things, the consummation and benefits of future transactions and acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. Various factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements expressed or implied by forward-looking statements. Factors that might affect forward-looking statements include, but are not limited to, overall economic and business conditions; economic and political conditions in international markets; the demand for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate and other capital market conditions, including changes in the market price of the Company's securities; foreign currency exchange rate fluctuations; changes in technology; the timing, impact, and other uncertainties of future transactions and acquisitions, divestitures and joint ventures as well as decisions the Company may make in the future regarding the Company’s business, capital and organizational structure and other matters; the seasonal and cyclical nature of the semiconductor and flat panel display industries; management changes; damage or destruction to the Company's facilities, or the facilities of its customers or suppliers, by natural disasters, labor strikes, political unrest, or terrorist activity; the ability of the Company to (i) place new equipment in service on a timely basis; (ii) obtain additional financing; (iii) achieve anticipated synergies and cost savings; (iv) fully utilize its tools; (v) achieve desired yields, pricing, product mix, and market acceptance of its products and (vi) obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company's expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements, except as otherwise required by securities and other applicable laws.

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

The Company currently supports customers across the full spectrum of IC production and FPD technologies by manufacturing photomasks using electron beam or optical (laser-based) technologies. Electron beam and laser-based systems are the predominant technologies used for photomask manufacturing. These technologies are capable of producing the finer line resolution, tighter overlay and larger die size for the larger and more complex circuits currently being designed. Electron beam and laser generated photomasks can be used to produce the most advanced semiconductors and FPDs for use in an array of products. However, in the case of IC production, electron beam technologies fabricate the large majority of critical layer photomasks. End markets served with IC photomasks include devices used for microprocessors, memory, telecommunications and related applications. The Company currently owns a number of high-end and mature electron beam and laser-based systems. Photomasks produced using laser-based systems are less expensive and less precise than those manufactured on high-end electron beam systems.

The first several layers of photomasks are sometimes required to be delivered by the Company within 24 hours from the time it receives customers' design data. The ability to manufacture high quality photomasks within short time periods is dependent upon robust processes, efficient manufacturing methods, high production yield and high equipment reliability. The Company works to meet these requirements by making significant investments in research and development, manufacturing, and data processing systems, and by utilizing statistical process control methods to optimize the manufacturing process and reduce cycle times.

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

The Company conducts its sales and marketing activities primarily through a staff of full-time sales personnel and customer service representatives who work closely with the Company's management and technical personnel. In addition to the sales personnel at the Company's manufacturing facilities, the Company has sales offices in the United States, Europe and Asia.

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

Customers

The Company primarily sells its products to leading semiconductor and FPD manufacturers. The Company's largest customers (listed alphabetically) during the fiscal year ended November 3, 2013 ("fiscal 2013") included the following:

ASML Holding NV	LG Electronics, Inc.
AU Optronics Corp.	Micron Technology, Inc.
Chimei Innolux Corporation	Nanya Technology Corporation
Dongbu HiTek Co. Ltd.	Novatek Microelectronics Corp., Ltd.
Global Foundries, Inc.	ON Semiconductor Corp.
Himax Display, Inc.	Samsung Electronics Co., Ltd.
Ili Technology Corp.	ST Microelectronics, Inc.
IM Flash Technologies, LLC	Texas Instruments Incorporated
Inotera Memories, Inc.	United Microelectronics Corp.
Jenoptik AG	X-FAB Silicon Foundries

During fiscal 2013, the Company sold its products and services to approximately 600 customers. Samsung Electronics Co., Ltd. accounted for approximately 18%, 22% and 20% of the Company’s net sales in fiscal 2013, 2012, and 2011, respectively. This included sales of both IC and FPD photomasks. The Company's five largest customers, in the aggregate, accounted for approximately 43%, 43%, and 45% of net sales in fiscal 2013, 2012 and 2011, respectively. A significant decrease in the amount of sales to any of these customers could have a material adverse effect on the financial performance and business prospects of the Company.

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

Research and Development

The Company conducts its primary research and development activities for IC photomasks at its MP Mask Technology Center, LLC ("MP Mask"), a joint venture with Micron Technology, Inc. (“Micron”) and at its U.S. nanoFab, both of which are located in Boise, Idaho, and also at PK, Ltd. (“PKL”), its subsidiary in Korea, and at Photronics Semiconductor Mask Corporation (“PSMC”), one of its subsidiaries in Taiwan, and for FPD photomasks at PKL, and in site-specific research and development programs to support strategic customers. These research and development programs and activities are designed to advance the Company's leadership in technology and manufacturing efficiency. The Company also conducts application oriented research and development activities to support the early adoption of new photomask or supporting data and services technology into the customers' applications. Currently, research and development photomask activities for ICs are focused on 20 nanometer node and below, and for FPDs on Generation 8 resolution enhancement masks, substrates larger than Generation 8 and masks for AMOLED type displays. The Company believes these core competencies will continue to be a critical part of semiconductor and FPD manufacturing, as optical lithography continues to scale device capabilities at and below 45 nanometer and at and above Generation 8. The Company has incurred research and development expenses of $20.8 million, $19.4 million and $15.5 million in fiscal 2013, 2012 and 2011, respectively. The Company believes that it owns, controls, or licenses valuable proprietary information that is necessary for its business as it is presently conducted. This includes trade secrets as well as patents. The Company also believes that its intellectual property and trade secret know-how will continue to be important to its maintaining technical leadership in the field of photomasks.

Patents and Trademarks

The Company has ownership interests in over 45 issued U.S. patents. The subject matter of these patents, which are registered in various countries, generally relates to the manufacture of IC photomasks or the use of photomasks to manufacture other products. The expiration dates of these patents range from 2018 to 2030. Additionally, pursuant to a technology license agreement with Micron, the Company has access to certain technology of Micron and MP Mask. The Company also has a number of trademarks and trademark registrations in the United States and in other countries.

While the Company believes that its intellectual property is and will continue to be, important to its technical leadership in the field of photomasks, its operations are not dependent on any one individual patent. The Company protects its intellectual property rights and proprietary processes by utilizing patents and non-disclosure agreements with employees, customers and vendors.

Materials, Supplies and Equipment

Raw materials used by the Company generally include: high precision quartz plates (including large area plates), which are used as photomask blanks and are primarily obtained from Japanese and Korean suppliers; pellicles and electronic grade chemicals, which are used in the manufacturing process; and compacts, which are durable plastic containers in which photomasks are shipped. These materials are generally sourced from several suppliers. The Company believes that its utilization of a select group of strategic suppliers enables it to access the most technologically advanced materials available. On an ongoing basis, the Company continues to consider additional supply sources.

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

Pending Merger of PSMC with DNP Photomask Technology Taiwan Co., LTD.

In November 2013 the Company announced that it had entered into an agreement to merge Photronics Semiconductor Mask Corporation (PSMC), its Taiwanese IC subsidiary, with DNP Photomask Technology Taiwan Co., Ltd., a wholly owned subsidiary of Dai Nippon Printing Co., Ltd. (DNP), to form a joint venture which will operate under the name of Photronics DNP Mask Corporation (PDMC).  The pending merger, which is a noncash transaction, would result in the Company owning 50.01% and DNP owning 49.99% of PDMC, whose financial results would be included in the Company’s consolidated financial statements. The merger is subject to regulatory approvals and customary closing conditions, and is expected to be finalized during the first half of fiscal 2014.

International Operations

Sales from the Company’s international operations were approximately 70%, 70%, and 69% of the Company's net sales in fiscal 2013, 2012 and 2011, respectively. The Company believes that its ability to serve international markets is enhanced by it having, among other things, a local presence in the markets that it serves. This requires a significant investment in financial, managerial, operational, and other resources.

Operations outside of the United States are subject to inherent risks, including fluctuations in exchange rates, political and economic conditions in various countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing international operations, longer accounts receivable collection cycles and potentially adverse tax consequences. These factors may have a material adverse effect on the Company's ability to generate sales outside of the United States and to deploy resources where they could otherwise be used to their greatest advantage and, consequently, may adversely affect its financial condition and results of operations. Note 17 of the notes to the Company's consolidated financial statements presents net sales and long-lived assets by geographic area.

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

The Company estimates that, for the types of photomasks it manufactures (IC and FPD), the size of the total market (captive and merchant) is approximately $3.7 billion. Its competitors include Compugraphics, Inc., Dai Nippon Printing Co., Ltd., Hoya Corporation, SK-Electronics Co. Ltd., Taiwan Mask Corporation and Toppan Printing Co., Ltd. The Company also competes with semiconductor manufacturers' captive photomask manufacturing operations that supply photomasks for internal use and, in some instances, also for external customers and foundries. The Company expects to face continued competition which, in the past, has led to pressure to reduce prices. The Company believes the pressure to reduce prices has contributed to the decrease in the number of independent manufacturers, and expects such pressure to continue in the future.

Employees

As of November 3, 2013, the Company had approximately 1,300 employees. The Company believes it offers competitive compensation and other benefits and that its employee relations are good.

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

The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, the Company will be required to continually anticipate, respond to and utilize changing technologies of increasing complexity in both traditional and emerging markets that it serves. In particular, the Company believes that, as semiconductor geometries continue to become smaller and FPDs become larger with improved performance, it will be required to manufacture increasingly complex photomasks. Additionally, the demand for photomasks has been, and could in the future be, adversely affected by changes in semiconductor and high performance electronics fabrication methods that affect the type or quantity of photomasks utilized, such as changes in semiconductor demand that favor field programmable gate arrays and other semiconductor designs that replace application-specific ICs. Furthermore, increased market acceptance of alternative methods of transferring IC designs onto semiconductor wafers could reduce or eliminate the need for photomasks in the production of semiconductors. As of the end of fiscal 2013, one alternative method, direct-write lithography, has not been proven to be a commercially viable alternative to photomasks, as it is considered to be too slow for high volume semiconductor wafer production. However, should direct-write or any other alternative method of transferring IC designs to semiconductor wafers without the use of photomasks achieve market acceptance, and if the Company is unable to anticipate, respond to or utilize these or other technological changes, due to resource, technological or other constraints, its business and results of operations could be materially adversely affected.

The Company's operations will continue to require substantial capital expenditures, for which it may be unable to obtain funding.

The manufacture of photomasks requires substantial investments by the Company in high-end manufacturing capability. The Company expects that it will be required to continue to make substantial capital expenditures to meet the technological demands of its customers and to position itself for future growth. The Company's capital expenditure payments for fiscal 2014 are expected to be in the range of $70 million to $90 million, of which $19 million was in accounts payable and accrued liabilities as of November 3, 2013. The Company cannot provide assurance that it will be able to obtain the additional capital required to fund its operations on reasonable terms, if at all, or that any such inability will not have a material adverse effect on its business and results of operations.

The Company's agreements with Micron have several risks; should either company not comply or execute under these agreements it could significantly disrupt the Company's business and technological activities, which could have a material adverse effect on the Company's operations and cash flows.

In 2006 Photronics and Micron entered into a joint venture known as MP Mask. The joint venture develops and produces photomasks for leading-edge and advanced next generation semiconductors. As part of the formation of the joint venture, Micron contributed its existing photomask technology center located at its Boise, Idaho, headquarters to MP Mask and Photronics paid Micron $135 million in exchange for a 49.99% interest in MP Mask, a license for photomask technology of Micron and certain supply agreements. Since the formation of the joint venture, the Company has, through November 3, 2013, made contributions to MP Mask of $38 million and received returns of investments of $10 million.

MP Mask is governed by a Board of Managers, appointed by Micron and the Company. Since MP Mask's inception, Micron, as a result of its majority ownership, has held majority voting power on the Board of Managers. The voting power held by each party is subject to change as ownership interests change. Under the MP Mask joint venture operating agreement, the Company may be required to make additional capital contributions to MP Mask up to the maximum amount defined in the operating agreement. However, should the Board of Managers determine that further additional funding is required, MP Mask would need to pursue its own financing. If MP Mask is unable to obtain its own financing, it may request additional capital contributions from the Company. Should the Company choose not to make a requested contribution to MP Mask, its ownership percentage may be reduced.

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

Historically, the Company has sold a significant proportion of photomasks to a limited number of IC and FPD manufacturers. During fiscal 2013, one customer, Samsung Electronics Co., Ltd., accounted for 18% of the Company's net sales. The Company's five largest customers, in the aggregate, accounted for 43%, 43% and 45% of net sales in fiscal 2013, 2012, and 2011, respectively. None of the Company's customers have entered into a significant long-term agreement with the Company requiring them to purchase the Company's products. The loss of a significant customer or a significant reduction or delay in orders from any significant customer, (including reductions or delays due to customer departures from recent buying patterns), or an unfavorable change in market, economic, or competitive conditions in the semiconductor or FPD industries, could have a material adverse effect on the Company's financial performance and business prospects. The consolidation of semiconductor manufacturers or an economic downturn in the semiconductor industry may increase the likelihood of losing a significant customer and could also have an adverse effect on the Company's financial performance and business prospects.

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

The Company faces risks associated with the use of sophisticated equipment and complex manufacturing processes and technologies. The inability of the Company to effectively utilize such equipment and technologies and perform such processes could have a material adverse effect on its business and results of operations.

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

Financial covenants related to the Company’s credit facility, which was amended in December 2013, include Total Leverage Ratio, a Minimum Interest Coverage Ratio, and Minimum Unrestricted Cash Balances. Existing covenant restrictions limit the Company's ability to obtain additional debt financing and, should Photronics be unable to meet one or more of these covenants, its lenders may require the Company to repay any outstanding balance prior to the expiration date of the agreements. The Company's ability to comply with the financial and other covenants in its debt agreements may be affected by worsening economic or business conditions, or other events. The Company cannot assure that additional sources of financing would be available to pay off any long-term borrowings, so as to avoid default.  Should the Company default on certain of its long-term borrowings, a cross default would occur on other long-term borrowings, unless amended or waived.

Acquisitions, mergers or joint ventures by the Company may entail certain operational and financial risks.

The Company has made significant acquisitions throughout its history. In November 2013 the Company announced that it had entered into an agreement to merge PSMC with DNP Photomask Technology Taiwan Co., Ltd., a wholly owned subsidiary of Dai Nippon Printing Co., Ltd. (DNP), to form a joint venture which will operate under the name of Photronics DNP Mask Corporation (PDMC) (see Note 22 to the consolidated financial statements for further discussion), and it may make other acquisitions or participate in other joint ventures or mergers in the future. Such transactions are subject to acquisition accounting, as prescribed in ASC 805 “Business Combinations”, under which identifiable assets acquired, liabilities assumed and any noncontrolling interests are generally recognized at their acquisition date fair values and separately from goodwill, if any, that may be required to be recognized.  Goodwill, when recognizable, would be measured as the excess amount of any consideration transferred, which is generally measured at fair value, over the acquisition date fair values of the identifiable assets acquired and liabilities assumed. In cases of acquisitions that require the Company to estimate the fair values of assets acquired and liabilities assumed, such estimates, though based upon assumptions that the Company believes to be reasonable, are subject to uncertainty.  After the completion of such an acquisition, if in fact the transaction is consumated, the Company may be subject to various risks which could adversely affect its future earnings and cash flows.  These may include that: the cost of combining the operations of  the acquired company with  the Company’s operations may exceed the Company’s estimates; goodwill, if any, or other intangible assets recognized may be subject to impairment charges; the lives of intangible assets acquired may be reduced; contingent liabilities are identified or change; the unanticipated loss of sales due to an overlap of customers served by the Company and the acquiree occurs; and that greater than anticipated charges to maintain duplicate pre-merger activities and eliminate duplicative activities are experienced.   Furthermore, the Company may need to utilize its cash reserves and/or issue new securities to fund future acquisitions, which could have a dilutive effect on its earnings per share.

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

The Company may incur unforeseen charges related to possible future facility closures or restructurings.

The Company cannot provide assurance that there will not be facility closures or restructurings in the near or long-term, nor can it assure that it will not incur significant charges, should there be any future facility closures or restructurings.

The Company operates in a highly competitive environment and, should it be unable to meet its customers’ requirements for product quality, timeliness of delivery or technical capabilities, its sales could be adversely affected.

The photomask industry is highly competitive, and most of the Company's customers utilize more than one photomask supplier. The Company's competitors include Compugraphics, Dai Nippon Printing Co., Ltd., Hoya Corporation, SK-Electronics Co., Ltd., Taiwan Mask Corporation and Toppan Printing Co., Ltd. The Company also competes with semiconductor manufacturers' captive photomask manufacturing operations, some of which market their photomask manufacturing services to outside customers. The Company expects to face continued competition from these and other suppliers in the future. Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources than it has. Also, when producing smaller geometry photomasks, some of the Company's competitors may be able to more rapidly develop, produce, and achieve higher manufacturing yields than the Company. The Company believes that consistency of product quality and timeliness of delivery, as well as price, technical capability, and service are the principal factors considered by customers in selecting their photomask suppliers. The Company's inability to meet these requirements could have a material adverse effect on its business and results of operations. In the past, competition led to pressure to reduce prices which, the Company believes, contributed to the decrease in the number of independent photomask suppliers. This pressure to reduce prices may continue in the future.

The Company's substantial international operations are subject to additional risks.

Sales from the Company’s international operations were approximately 70%, 70% and 69%  of the Company's net sales in fiscal 2013, 2012 and 2011, respectively. The Company believes that maintaining significant international operations requires it to have, among other things, a local presence in the geographic markets that it supplies. This requires significant investments in financial, managerial, operational, and other resources. Since 1996, the Company has significantly expanded its operations in international markets by acquiring existing businesses in Europe, acquiring majority equity interests in photomask manufacturing operations in Korea and Taiwan and building a new manufacturing facility for FPD photomasks in Taiwan. The Company, in order to enable it to optimize its investments and other resources, closely monitors the semiconductor and FPD manufacturing markets for indications of geographic movement and, in conjunction with these efforts, continues to assess the locations of its manufacturing facilities. These assessments may result in the opening or closing of facilities.

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

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and are reported in U.S. dollars. The Company's operations have transactions and balances denominated in currencies other than the U.S. dollar, primarily the Korean won, New Taiwan dollar, Japanese yen, Singapore dollar, euro, and the pound sterling. In fiscal 2013, the Company recorded a net gain from changes in foreign currency exchange rates of $0.5 million in its statement of income, while its net assets were increased by $10.6 million as a result of the translation of foreign currency financial statements to U.S. dollars. In the event of significant foreign currency fluctuations, the Company's results of operations, financial condition or cash flows may be adversely affected.

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

Unfavorable general economic conditions in the U.S. or other countries in which the Company or its customers conduct business may have the effect of reducing the demand for photomasks. Economic downturns may lead to a decrease in demand for end products whose manufacturing processes involve the use of photomasks, which may result in a reduction in new product design and development by semiconductor or FPD manufacturers, and adversely affect the Company's results of operations and cash flows.

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

The Company's business could be adversely affected by terrorist acts, major natural disasters, widespread outbreaks of infectious diseases, or the outbreak or escalation of wars, especially in the Asian markets, where the Company generates a significant portion of its sales, and in Japan where it purchases raw materials and capital equipment. Such events in the geographic regions in which the Company does business, including escalations of political tensions and military operations within the Korean Peninsula, where a major portion of the Company's foreign operations are located, could have material adverse impacts on its sales volume, cost of raw materials, results of operations, cash flows and financial condition.

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

The Company's ability to make scheduled payments of debt principal and interest or to refinance its indebtedness depends on its future performance, which is subject to economic, financial, competitive and other factors beyond the Company's control. The Company's business may not continue to generate sufficient cash flows from operations in the future to both service its debt and make necessary capital expenditures. If the Company is unable to generate such cash flows, it may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. The Company's ability to refinance its indebtedness would depend upon the conditions in the capital markets and the Company's financial condition at such time. The Company may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on its debt obligations.

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

The Common Stock of the Company is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol PLAB. The table below shows the range of high and low sale prices per share of each quarter for fiscal years 2013 and 2012, as reported by the NASDAQ Global Select Market.

	High	Low
Fiscal Year Ended November 3, 2013:

Quarter Ended January 27, 2013	$6.21	$4.56
Quarter Ended April 28, 2013	7.50	5.81
Quarter Ended July 28, 2013	8.85	7.07
Quarter Ended November 3, 2013	8.89	7.03

Fiscal Year Ended October 28, 2012:

Quarter Ended January 29, 2012	$7.65	$4.95
Quarter Ended April 29, 2012	7.70	5.80
Quarter Ended July 29, 2012	6.72	5.33
Quarter Ended October 28, 2012	6.45	4.80

On December 27, 2013, the closing sale price of the Common Stock per the NASDAQ Global Select Market was $8.98. Based on information available to the Company, the Company believes it has approximately 11,000 shareholders.

The Company, to date, has not paid any cash dividends on PLAB shares and, for the foreseeable future, anticipates that earnings will continue to be retained for use in its business. Further, the Company's credit facility precludes it from paying cash dividends.

Securities authorized for issuance under equity compensation plans

The information regarding the Company's equity compensation required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from the Company's 2014 definitive Proxy Statement into Item 12 of Part III of this report. The 2014 Proxy Statement will be filed within 120 days after the Company’s fiscal year ended November 3, 2013.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data is derived from the Company's audited consolidated financial statements. The data should be read in conjunction with the audited consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K (in thousands, except per share amounts).

	Year Ended
	November 3,		October 28,		October 30,		October 31,		November 1,
	2013		2012		2011		2010		2009

OPERATING DATA:

Net sales	$422,180		$450,439		$512,020		$425,554		$361,353

Cost and expenses:
Cost of sales	(322,540)		(338,519)		(375,806)		(333,739)		(304,282)
Selling, general and administrative	(48,213)	(a)	(46,706)		(45,240)		(42,387)		(41,162)
Research and development	(20,758)		(19,371)		(15,507)		(14,932)		(15,423)
Consolidation, restructuring and related (charges) credits	-		(1,428)	(b)	-		4,979	(f)	(13,557)	(h)
Impairment of long-lived assets	-		-		-		-		(1,458)	(i)
Gain on sale of facility	-		-		-		-		2,034
Operating income (loss)	30,669		44,415		75,467		39,475		(12,495)

Other income (expense):
Interest expense	(7,756)		(7,488)		(7,258)		(9,475)		(22,401)
Interest and other income (expense), net	3,892		3,721	(c)	2,949	(d)	2,553	(g)	(2,208)	(j)
Debt extinguishment loss	-		-		(35,259)	(e)	-		-
Income (loss) before income tax provision	26,805		40,648		35,899		32,553		(37,104)
Income tax provision	(7,229)		(10,793)		(15,691)		(7,471)		(4,323)
Net income (loss)	19,576	(a)	29,855	(b) (c)	20,208	(d) (e)	25,082	(f) (g)	(41,427)	(h) (i) (j)
Net income attributable to noncontrolling interests	(1,610)		(1,987)		(3,979)		(1,160)		(483)
Net income (loss) attributable to Photronics, Inc. shareholders	$17,966	(a)	$27,868	(b) (c)	$16,229	(d) (e)	$23,922	(f) (g)	$(41,910)	(h) (i) (j)

Earnings (loss) per share:

Basic	$0.30	(a)	$0.46	(b) (c)	$0.28	(d) (e)	$0.45	(f) (g)	$(0.97)	(h) (i) (j)
Diluted	$0.29	(a)	$0.44	(b) (c)	$0.28	(d) (e)	$0.43	(f) (g)	$(0.97)	(h) (i) (j)
Weighted-average number of common shares outstanding:

Basic	60,644		60,055		57,030		53,433		43,210
Diluted	61,599		76,464		58,458		65,803		43,210

BALANCE SHEET DATA
	As of
	November 3,	October 28,	October 30,	October 31,	November 1,
	2013	2012	2011	2010	2009

Working capital	$213,879	$234,281	$209,306	$86,573	$89,542
Property, plant and equipment, net	422,740	380,808	368,680	369,814	347,889
Total assets	885,929	849,234	817,854	703,879	663,656
Long-term debt	182,203	168,956	152,577	78,852	112,137
Equity	587,831	586,001	559,756	495,943	449,696

(a)	Includes transaction expenses of $0.8 million in connection with the pending joint venture with DNP Photomask Technology Co., Ltd.

(b)	Includes consolidation and restructuring charges of $1.4 million in connection with the discontinuance of manufacturing operations at the Company's Singapore facility.

(c)	Includes non-cash gain of $0.1 million in connection with subsequent measurement at fair value of warrants issued to purchase the Company’s common stock.

(d)	Includes non-cash charge of $0.4 million in connection with subsequent measurement at fair value of warrants issued to purchase the Company’s common stock.

(e)	Includes losses recorded in connection with the acquisition of $35.4 million face amount of the Company’s 5.5% convertible senior notes, in exchange for 5.2 million shares of its common stock and cash of $22.9 million.

(f)	Includes consolidation and restructuring credits of $5.0 million in connection with the closure of the Company's Shanghai, China, facility.

(g)	Includes non-cash charge of $0.9 million in connection with subsequent measurement at fair value of warrants issued to purchase the Company's common stock.

(h)	Includes consolidation and restructuring charges of $13.6 million in connection with the closures of the Company's Shanghai, China, and Manchester, U.K., manufacturing facilities.

(i)	Includes impairment charge of $1.5 million related to the Company's Manchester, U.K., manufacturing facility.

(j)	Includes non-cash charge of $0.3 million in connection with subsequent measurement at fair value of warrants issued to purchase the Company's common stock.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended November 3, 2013, October 28, 2012 and October 30, 2011

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

As of December 2013 state-of-the-art production for semiconductor masks is considered to be 45 nanometer and lower for ICs and Generation 8 and above and AMOLED display based process technologies for FPDs. However, 65 nanometer and above geometries for semiconductors and Generation 7 and below, excluding AMOLED, process technologies for FPDs constitute the majority of designs currently being fabricated in volume. At these geometries, the Company can produce full lines of photomasks and there is no significant technology employed by the Company's competitors that is not available to the Company. The Company expects 45 nanometer and below designs to continue to move to wafer fabrication throughout fiscal 2014, and believes it is well positioned to service an increasing volume of this business as a result of its investments in manufacturing processes and technology in the global regions where its customers are located.

The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, the Company will be required to continually anticipate, respond to, and utilize changing technologies. In particular, the Company believes that, as semiconductor geometries continue to become smaller, it will be required to manufacture even more complex optically-enhanced reticles, including optical proximity correction and phase-shift photomasks. Additionally, demand for photomasks has been, and could in the future be, adversely affected by changes in semiconductor and high performance electronics fabrication methods that affect the type or quantity of photomasks used, such as changes in semiconductor demand that favor field-programmable gate arrays and other semiconductor designs that replace application-specific ICs. Furthermore, increased market acceptance of alternative methods of transferring circuit designs onto semiconductor wafers could reduce or eliminate the need for photomasks in the production of semiconductors. As of the end of fiscal 2013, one alternative method, direct-write lithography, has not been proven to be a commercially viable alternative to photomasks, as it is considered too slow for high volume semiconductor wafer production, and the Company has not experienced a significant loss of revenue as a result of this or other alternative semiconductor design methodologies. However, should direct-write or any other alternative method of transferring IC designs to semiconductor wafers without the use of photomasks achieve market acceptance, and the Company does not anticipate, respond to, or utilize these or other changing technologies due to resource, technological or other constraints, its business and results of operations could be materially adversely affected.

Both revenues and costs have been affected by the increased demand for high-end technology photomasks that require more advanced manufacturing capabilities, but generally command higher average selling prices ("ASPs"). The Company's capital expenditure payments aggregated approximately $243 million for the three fiscal years ended November 3, 2013, which has significantly contributed to the Company’s operating expenses. The Company intends to continue to make the required investments to support the technological demands of its customers and position itself for future growth, and expects capital expenditure payments to be between $70 million and $90 million in fiscal 2014.

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

In the first quarter of fiscal 2014 the Company entered an agreement to merge PSMC with DNP Photomask Technology Taiwan Co., Ltd., a wholly owned subsidiary of Dai Nippon Printing Co., Ltd. (DNP), to form a joint venture which will operate under the name of Photronics DNP Mask Corporation (PDMC).  The pending merger, which is a noncash transaction, will result in the Company owning 50.01% and DNP owning 49.99% of PDMC, whose financial results will be included in the Company’s consolidated financial statements. PDMC is expected to generate sufficient cash flows to fund its operating and capital requirements.  The merger is subject to regulatory approvals and customary closing conditions, and is expected to be finalized during the first half of fiscal 2014.

In the first quarter of fiscal 2014 the Company amended its credit facility to a five year $50 million credit facility (the “new credit facility”) with an expansion capacity to $75 million, and simultaneously repaid its $21.3 million term loan. The new credit facility, which replaced the credit facility in effect at November 3, 2013, bears interest based on the Company’s total leverage ratio, at LIBOR plus a spread, as defined in the new credit facility.

In the fourth quarter of fiscal 2013 a $26.4 million principal amount, five year capital lease to fund the purchase of a high-end lithography tool commenced.  Payments under the lease, which bears interest at 2.77% are $0.5 million per month through July 2018.  Under the terms of the lease agreement, the Company must maintain the equipment in good working order, and is subject to a cross default with a cross acceleration provision related to certain nonfinancial covenants incorporated in its credit facility.  As of November 3, 2013, the total amount payable through the end of the lease term was $26.8 million, of which $25.1 million represented principal and $1.7 million represented interest.

In the third quarter of fiscal 2013 the Company completed a tender offer for shares of PSMC.  A total of 50.3 million shares were tendered at the offering price of 16.30 NTD (equivalent to a total of $27.4 million), which increased the Company’s ownership interest in PSMC from 75.11% to 98.13%. In the fourth quarter of fiscal 2013 the Company further increased its ownership interest in PSMC to 98.63% with the purchase of an additional 1.1 million shares of PSMC for $0.7 million.

In the first quarter of fiscal 2013 PSMC completed a stock repurchase plan that had been authorized by its board of directors in fiscal 2012.  The completion of this repurchase plan resulted in the Company acquiring an additional 9.2 million shares at a cost $4.2 million, and increasing its ownership percentage in PSMC from 72.09% at October 28, 2012 to 75.11% as of January 27, 2013.

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

In the second quarter of fiscal 2012 the Company, in connection with its purchase of the U.S. nanoFab facility, amended its credit facility (“the credit facility”) to include the addition of a $25 million term loan maturing in March 2017 with minimum quarterly principal payments of $0.6 million (quarterly payments commenced in June 2012 and were based on a ten year repayment period). The Company repaid the $21.3 million balance of this term loan that was outstanding at November 3, 2013, in the first quarter of fiscal 2014. The credit facility bore interest (2.69% at November 3, 2013), based on the Company’s total leverage ratio, at LIBOR plus a spread, as defined in the credit facility.

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

In the second and third quarters of fiscal 2011 the Company, in two separate transactions, acquired $35.4 million of its 5.5% convertible senior notes in exchange for 5.2 million shares of its common stock, with a fair value of $45.7 million, and cash of $22.9 million (the note holders received 147.529 shares and cash of $647 for each $1,000 note). The Company, in connection with these transactions, recorded extinguishment losses of $35.1 million, which included the write-off of deferred financing fees of $2.0 million. The losses are included in other income (expense) in the Company’s consolidated statements of income. As discussed above, in the first quarter of fiscal 2014 the Company entered into an amended five year $50 million credit facility. The Company intends to repay its remaining 5.5% convertible senior notes with borrowings against the amended credit facility and, therefore, has classified as long-term the entire $22.1 million of those notes that was outstanding as of November 3, 2013.

Results of Operations

The following table presents selected operating information expressed as a percentage of net sales:

	Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011

Net sales	100.0%	100.0%	100.0%
Cost of sales	(76.4)	(75.1)	(73.4)
Gross margin	23.6	24.9	26.6
Selling, general and administrative expenses	(11.4)	(10.4)	(8.9)
Research and development expenses	(4.9)	(4.3)	(3.0)
Consolidation, restructuring and related charges	-	(0.3)	-
Operating income	7.3	9.9	14.7
Interest expense	(1.9)	(1.7)	(1.4)
Interest and other income (expense), net	0.9	0.8	0.6
Debt extinguishment loss	-	-	(6.9)
Income before income tax provision	6.3	9.0	7.0
Income tax provision	(1.7)	(2.4)	(3.1)
Net income	4.6	6.6	3.9
Net income attributable to noncontrolling interests	(0.3)	(0.4)	(0.8)
Net income attributable to Photronics, Inc. shareholders	4.3%	6.2%	3.1%

Note: All the following tabular comparisons, unless otherwise indicated, are for the fiscal years ended November 3, 2013 (2013), October 28, 2012 (2012) and October 30, 2011 (2011), in millions of dollars.

Net Sales

				Percent Change
	2013	2012	2011	2012 to 2013	2011 to 2012

IC	$320.6	$350.1	$391.2	(8.4)%	(10.5)%
FPD	101.6	100.3	120.8	1.3	(17.0)
Total net sales	$422.2	$450.4	$512.0	(6.3)%	(12.0)%

Net sales for 2013 decreased 6.3% to $422.2 million as compared to $450.4 million for 2012, primarily related to reduced high-end IC sales of $30 million as compared to the prior year. The reduced high-end IC revenue was primarily attributable to an Asian foundry customer for which the Company was not qualified as a result of a node migration, and to a lesser extent, reduced average selling prices (ASPs). Total IC sales decreased by $29.5 million or 8.4% in 2013 as compared to 2012, primarily due to reduced high-end IC sales discussed previously, and mainstream IC sales were essentially flat. Total FPD sales increased by $1.3 million or 1.3% in 2013 as compared to 2012, primarily due to increased high-end FPD sales, which was partially offset by a $4 million decrease in mainstream FPD sales. Total revenues attributable to high-end products decreased by $24 million to $149 million in 2013, as high-end revenues for IC decreased by $30 million to $80 million, which were partially offset by a $6 million increase in  high-end FPD revenues to $69 million. High-end photomask applications, which typically have higher ASPs, include photomask sets for IC products using 45 nanometer and below technologies, and for FPD products using Generation 8 and above and AMOLED technologies. By geographic area, net sales in 2013 as compared to 2012 decreased by $26.9 million or 16.7% in Korea, decreased by $8.1 million or 6.0% in the United States, increased by $8.1 million or 7.4% in Taiwan, increased by $0.5 million or 1.2% in Europe and decreased by $1.8 million at other international locations. As a percent of total sales in 2013, sales were 32% in Korea, 30% in the United States, 28% in Taiwan, 9% in Europe, and 1% at other international locations.

Net sales for 2012 decreased 12.0% to $450.4 million as compared to $512.0 million for 2011, primarily due to reduced photomask demand as a result of a general slowdown in the semiconductor industry, although high-end IC unit demand and revenues increased. Revenues attributable to high-end products increased by $12 million to $173 million, as high-end revenues for IC increased by $15 million to $110 million, which were partially offset by a $3 million reduction in  high-end FPD revenues to $63 million. Mainstream IC and FPD revenues decreased in 2012 as compared to 2011 as a result of decreases in both unit demand and ASPs. By geographic area, net sales in 2012 as compared to 2011 decreased by $22.8 million or 14.5% in the United States, by $12.8 million or 10.5% in Taiwan, by $10.2 million or 5.9% in Korea, by 9.8 million in Singapore or 69.8% (the Company ceased the manufacture of photomasks at its Singapore facility in the first quarter of fiscal 2012) and by $6.0 million or 12.8% in Europe.  As a percent of total sales in 2012 sales were 36% in Korea, 30% in the United States, 24% in Taiwan, 9% in Europe and 1% at other international locations.

Gross Margin

				Percent Change
				2012 to	2011 to
	2013	2012	2011	2013	2012

Gross margin	$99.6	$111.9	$136.2	(11.0)%	(17.8)%
Gross margin %	23.6%	24.9%	26.6%	-	-

Gross margin percentage decreased to 23.6% in 2013 from 24.9% in 2012, primarily due to a decrease in sales in 2013 as compared to 2012. The Company operates in a high fixed cost environment and, to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted. Gross margin percentage decreased to 24.9% in 2012 from 26.6% in 2011. This decrease was also primarily due to a decrease in sales in 2012 as compared to 2011.

Selling, General and Administrative Expenses

				Percent Change
				2012 to	2011 to
	2013	2012	2011	2013	2012

S,G&A expenses	$48.2	$46.7	$45.2	3.2%	3.2%
% of net sales	11.4%	10.4%	8.9%	-	-

Selling, general and administrative expenses increased by $1.5 million to $48.2 million in 2013, as compared to 2012, primarily as a result of transaction expenses of $0.8 million related to a pending joint venture, and to a lesser extent, increased selling-related expenses. Selling, general and administrative expenses increased by $1.5 million to $46.7 million in 2012 as compared to 2011 primarily as a result of increased employee compensation and selling-related expenses.

Research and Development

				Percent Change
				2012 to	2011 to
	2013	2012	2011	2013	2012

R&D expense	$20.8	$19.4	$15.5	7.2%	24.9%
% of net sales	4.9%	4.3%	3.0%	-	-

Research and development expenses consist primarily of global development efforts related to high-end process technologies for advanced sub-wavelength reticle solutions for IC technologies. Research and development expenses increased by $1.4 million to $20.8 million in 2013 as compared to 2012, and increased by $3.9 million to $19.4 million in 2012 as compared to 2011, primarily due to increased activities at advanced nanometer technology nodes for IC photomask applications.

Consolidation, Restructuring and Related Charges

Consolidation, restructuring and related charges of $1.4 million in 2012 primarily relate to the Company ceasing the manufacture of photomasks at its Singapore facility, and were primarily comprised of employee terminations and other costs of $1.1 million and asset write-downs of $0.3 million.

The Company continues to assess its global manufacturing strategy. This ongoing assessment could result in future facility closures, asset redeployments, workforce reductions, and the addition of increased manufacturing facilities, all of which would be predicated on market conditions and customer requirements.

Other Income (Expense)

	2013	2012	2011

Interest expense	$(7.8)	$(7.5)	$(7.2)
Interest and other income (expense), net	3.9	3.7	2.9
Debt extinguishment loss	-	-	(35.3)
Total other income (expense), net	$(3.9)	$(3.8)	$(39.6)

Interest expense increased slightly in 2013 as compared to 2012, primarily as a result of an additional capital lease commencing in 2013 related to the purchase of high-end equipment.  Interest and other income (expense), net increased in 2013 as compared to 2012, primarily as a result of increased foreign currency exchange gains.

Interest expense increased slightly in 2012 as compared to 2011, primarily as a result of the term loan entered into in the second quarter of 2012.  Interest and other income (expense), net increased in 2012 as compared to 2011, primarily as a result of increased interest income on the Company’s higher cash balances in 2012.

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

Income Tax Provision

	2013	2012	2011

Income tax provision	$7.2	$10.8	$15.7

Effective income tax rate	27.0%	26.6%	43.7%

The effective tax rate differs from the U.S. statutory rate of 35% in fiscal years 2013 and 2012 primarily due to a higher level of earnings being taxed at lower statutory rates in foreign jurisdictions, combined with the benefit of various investment credits in the foreign jurisdictions.

The effective tax rate differs from the U.S. statutory rate of 35% in fiscal year 2011 primarily due to the impact of the non-deductible debt extinguishment losses and the impact of a foreign subsidiary tax settlement, offset by a higher level of earnings taxed at lower statutory rates in foreign jurisdictions. Further, in Korea and in Taiwan, various investment tax credits have been earned, which also reduced the Company’s effective income tax rate in 2011.

The Company considers all available evidence when evaluating the potential future realization of its deferred tax assets and, when based on the weight of all available evidence, it determines that it is more likely than not that some portion or all of its deferred tax assets will not be realized, reduces its deferred tax assets by a valuation allowance.  As a result of these considerations, the valuation allowance was increased (decreased) by $1.1 million, $2.5 million and $(8.2) million in 2013, 2012 and 2011, respectively.  The Company also regularly assesses the potential outcomes of ongoing and future tax examinations and, accordingly, has recorded accruals for such contingencies.

PKLT, the Company's FPD manufacturing facility in Taiwan, has been accorded a tax holiday which commenced in 2012 and expires in 2017. In addition, the Company was accorded a tax holiday in China which expired in 2011. The availability of these tax holidays did not have a significant impact on the Company's decision to increase its Asian presence, which was in response to fundamental changes that took place in the semiconductor industry that the Company serves. These tax holidays had no dollar or per share effect on the 2013, 2012 or 2011 fiscal years.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased to $1.6 million in 2013 as compared to $2.0 million in 2012, primarily as a result of the effect of shares of PSMC purchased under the tender offer and share repurchase programs discussed in Note 15 to the consolidated financial statements. Net income attributable to noncontrolling interests decreased to $2.0 million in 2012 as compared to $4.0 million in 2011, primarily as a result of decreased net income at PSMC, the Company's non-wholly owned subsidiary in Taiwan, and to a lesser extent, due to PSMC’s share repurchase program (discussed below).

In June 2013 the Company completed the tender offer for the outstanding shares of PSMC that commenced in April 2013.  A total of 50.3 million shares were tendered at the offering price of 16.30 NTD, equivalent to a total of $27.4 million.  This increased the Company’s ownership interest in PSMC to 98.13%. In September 2013 the Company purchased an additional 1.1 million shares for $0.7 million which further increased its ownership interest in PSMC to 98.63% as of November 3, 2013.

PSMC, through a series of repurchase programs which commenced in 2011 and ended in 2013, repurchased shares of its outstanding common stock.  These repurchase programs resulted in 9.2 million shares being purchased for $4.2 million in 2013, 35.9 million shares being purchased for $15.6 million in 2012 and 21.6 million shares being purchased for $9.9 million in 2011.  PSMC’s repurchase of these shares increased the Company’s ownership percentage in PSMC from 57.53% at October 31, 2010, to 62.25% as of October 30, 2011, to 72.09% as of October 28, 2012, and to 75.11% as of January 27, 2013.

Liquidity and Capital Resources

	November 3, 2013	October 28, 2012	October 30, 2011
	(in millions)	(in millions)	(in millions)

Cash and cash equivalents	$215.6	$218.0	$189.9

Net cash provided by operating activities	$99.4	$132.5	$136.6

Net cash used in investing activities	$(66.2)	$(111.9)	$(100.7)

Net cash provided by (used in) financing activities	$(39.8)	$4.6	$54.5

As of November 3, 2013, the Company had cash and cash equivalents of $215.6 million compared to $218.0 million as of October 28, 2012. The Company's working capital decreased $20.4 million to $213.9 million at November 3, 2013, as compared to $234.3 million at October 28, 2012. The decrease in working capital was primarily the result of the purchase of PSMC shares and increased payables for capital expenditures. The Company may use its cash available on hand for operations, capital expenditures, debt repayments, strategic opportunities, stock repurchases or other corporate uses, any of which may be material.

As of October 28, 2012, the Company had cash and cash equivalents of $218.0 million compared to $189.9 million as of October 30, 2011. The Company's working capital increased $25.0 million to $234.3 million at October 28, 2012, as compared to $209.3 million at October 30, 2011. The increase in working capital was primarily the result of cash generated from operations.

As of November 3, 2013 and October 28, 2012, the Company’s total cash and cash equivalents include $165.7 million and $158.2 million, respectively, held by its foreign subsidiaries. The majority of earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested. The Company’s foreign subsidiaries continue to grow through the reinvestment of earnings in additional manufacturing capacity and capability, particularly in the high-end IC and FPD areas. Repatriation of these funds to the U.S. may subject these funds to U.S. federal income taxes and local country withholding tax in certain jurisdictions.

Net cash provided by operating activities decreased to $99.4 million in fiscal 2013, as compared to $132.5 million in fiscal 2012, primarily due to reduced year-over-year net income and depreciation and amortization, and less cash generated from accounts receivable in 2013 than in 2012. Net cash provided by operating activities was $132.5 million in fiscal 2012, as compared to $136.6 million in fiscal 2011. The decrease was the result of less favorable, when adjusted for a significant non-cash debt extinguishment loss charge, year-over-year operating results, which was partially offset by more cash generated through reduced accounts receivable and inventory balances. Net cash provided by operating activities was $136.6 million in fiscal 2011 as compared to $95.9 million in fiscal 2010. The increase was the effect of improved year-over-year operating results (excluding the effect of the non-cash debt portion of the extinguishment loss) as a result of increased sales.

Net cash used in investing activities in fiscal 2013 decreased to $66.2 million, as compared to $111.9 million in 2012, primarily due to less capital expenditure payments in 2013, and also due to no additional investments being made in the MP Mask joint venture in 2013, whereas $13.4 million was invested in 2012. Net cash used in investing activities increased to $111.9 million in fiscal 2012, as compared to $100.7 million in fiscal 2011, due to increased purchases of property, plant and equipment, which were partially offset by a decrease in the amount of the Company’s year-over-year investment in the MP Mask joint venture.  The investments in the joint venture were primarily the result of capital calls made by the joint venture. Net cash used in investing activities in fiscal 2011 increased to $100.7 million, as compared to $58.2 million in 2010, primarily due to increases in the Company’s investment in MP Mask as a result of capital calls and net proceeds from the sale of the Company’s former manufacturing facility in Shanghai, China, which reduced total net proceeds used in investing activities in fiscal 2010, and increased capital expenditures in 2011. Capital expenditure payments for the 2013, 2012, and 2011 fiscal years were $63.8 million, $97.0 million and $82.1 million, respectively. The Company expects capital expenditure payments for fiscal 2014 to range between $70 million and $90 million, primarily related to investment in high-end IC manufacturing capability.

Net cash used in financing activities was $39.8 million in fiscal 2013 as compared to $4.6 million provided by financing activities in fiscal 2012, and was primarily comprised of payments to acquire additional shares of PSMC and repayments of long-term borrowings. Net cash provided by financing activities was $4.6 million in fiscal 2012, as compared to $54.5 million provided by financing activities in fiscal 2011 and, in 2012, was primarily comprised of the proceeds of a $25 million term loan, that was entered into by the Company in connection with its purchase of the US nanoFab facility, which was partially offset by payments for the repurchase of common stock of PSMC from noncontrolling interests and repayments on long-term borrowings. Net cash provided by financing activities was $54.5 million in fiscal 2011 as compared to $32.4 million used in financing activities in fiscal 2010, and was primarily comprised of the net proceeds received from the March 2011 issuance of 3.25% convertible senior notes, partially offset by the repayment of certain other higher interest rate long-term borrowings.

In November 2013 the Company entered into an agreement to merge PSMC with DNP Photomask Technology Taiwan Co., Ltd., a wholly owned subsidiary of Dai Nippon Printing Co., Ltd. (DNP), to form a joint venture which will operate under the name of Photronics DNP Mask Corporation (PDMC).  The pending merger, which is a noncash transaction, will result in the Company owning 50.01% and DNP owning 49.99% of PDMC, whose financial results will be included in the Company’s consolidated financial statements. PDMC is expected to generate sufficient cash flows to fund its operating and capital requirements.  The merger is subject to regulatory approvals and customary closing conditions, and is expected to be finalized during the first half of fiscal 2014.

In December 2013 the Company amended its credit facility to a five year $50 million credit facility (the “new credit facility”) with an expansion capacity of $75 million. The new credit facility, which replaces the credit facility in effect at November 3, 2013, bears interest based on the Company’s total leverage ratio, at LIBOR plus a spread, as defined in the credit facility. Simultaneously, the Company repaid its $21.3 million term loan.

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

In March 2011 the Company and its lenders amended its revolving credit facility.  Under the terms of the amended credit facility, the total amount available to the Company to borrow was reduced from $65 million to $30 million.  The credit facility bore interest (2.69% at November 3, 2013), based on the Company’s total leverage ratio, at LIBOR plus a spread, as defined in the agreement.  The credit facility was secured by substantially all of the Company’s assets located in the United States, as well as common stock the Company owns in certain of its foreign subsidiaries, and was subject to financial covenants, including the following, as defined in the agreement:  minimum fixed charge ratio, total leverage ratio and minimum unrestricted cash balance.  As of November 3, 2013, the Company was in compliance with the covenants of its credit facility, had no outstanding borrowings under the credit facility and $30 million was available for borrowing. As discussed above this credit facility was replaced with a new credit facility in December 2013.

In June 2013 the Company completed a tender offer for shares of PSMC.  A total of 50.3 million shares were tendered at the offering price of 16.30 NTD, equivalent to a total of $27.4 million.

PSMC, through a series of repurchase programs which commenced in 2011 and ended in 2013, repurchased shares of its outstanding common stock.  These repurchase programs resulted in 9.2 million shares being purchased for $4.2 million in 2013, 35.9 million shares being purchased for $15.6 million in 2012 and 21.6 million shares being purchased for $9.9 million in 2011.

In August 2013 a $26.4 million principal amount, five year capital lease to fund the purchase of a high-end lithography tool commenced.  Payments under the lease, which bears interest at 2.77% are $0.5 million per month through July 2018.  Under the terms of the lease agreement, the Company must maintain the equipment in good working order, and is subject to a cross default with a cross acceleration provision related to certain nonfinancial covenants incorporated in its credit facility.  As of November 3, 2013, the total amount payable through the end of the lease term was $26.8 million, of which $25.1 million represented principal and $1.7 million represented interest.

In April 2011 the Company entered into a five year, $21.2 million capital lease of manufacturing equipment.  Payments under the lease, which bears interest at 3.09%, are $0.4 million per month through March 2016.  As of November 3, 2013, the total lease amount payable through the end of the lease term was $11.1 million, of which $10.7 million represented principal and $0.4 million represented interest.

In February 2012 the Company paid $35 million to Micron in connection with the purchase of the U.S. nanoFab facility. In connection therewith, the Company amended its credit facility to include the addition of a $25 million term loan maturing in March 2017, with minimum quarterly principal payments of $0.6 million. In the first quarter of fiscal 2014 the Company repaid the $21.3 million balance of this term loan that was outstanding at November 3, 2013. As a result of the purchase of the U.S. nanoFab facility, the Company’s lease agreement with Micron for the U.S. nanoFab facility was cancelled, which reduced the Company’s related outstanding  operating lease commitments by a combined total of $15 million for fiscal years 2013 and 2014.

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

At November 3, 2013, the Company had outstanding purchase commitments of $48 million, which included $42 million related to capital expenditures, primarily for investment in high-end IC photomask manufacturing capability. The Company intends to finance its capital expenditures with its working capital, cash generated from operations, and, if necessary, with additional borrowings.

Cash Requirements

The Company's cash requirements in fiscal 2014 will be primarily to fund its operations, including capital spending, and to service its debt. The Company believes that its cash on hand, cash generated from operations and amounts available under its credit facility will be sufficient to meet its cash requirements for the next twelve months. The Company regularly reviews the availability and terms on which it might issue additional equity or debt securities in the public or private markets. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms, should the Company's cash requirements exceed its cash available from operations, existing cash, and cash available under its credit facility.

Contractual Obligations

The following table presents the Company's contractual obligations as of November 3, 2013:

	Payment due by period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Long-term borrowings	$158,304	$2,500	$142,054	$13,750	$-

Operating leases	8,180	2,152	3,592	1,715	721

Capital leases	35,717	9,318	16,779	9,620	-

Unconditional purchase obligations	47,544	44,421	3,123	-	-

Interest	14,309	6,439	7,483	387	-

Other noncurrent liabilities	8,634	-	180	-	8,454
Total	$272,688	$64,830	$173,211	$25,472	$9,175

In December 2013 the Company amended its credit facility, which increased its limit to $50 million and extended its term to December 2018. The Company intends to repay the remaining outstanding 5.5% convertible senior notes issued in September 2009 with borrowings against this new credit facility and, therefore, has classified as long-term the entire $22.1 million of those notes that were outstanding as of November 3, 2013.

As of November 3, 2013, the Company had recorded accruals for uncertain tax positions of $1.7 million which was not included in the above table due to the high degree of uncertainty regarding the timing of future payments related to such liabilities.

Off-Balance Sheet Arrangements

Under the MP Mask joint venture operating agreement, in order to maintain its 49.99% ownership interest, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount defined in the operating agreement. Cumulatively, through November 3, 2013, the Company has contributed $32.5 million to the joint venture, and has received distributions from the joint venture totaling $10.0 million. The Company did not make any contributions and received no distributions from MP Mask during fiscal 2013.

Under the PDMC joint venture operating agreement the shareholders of PDMC may be requested to make additional contributions to the pending joint venture.  In the event that PDMC requests additional capital from its shareholders, the Company may be required to make additional capital contributions to the joint venture in order to maintain its 50.01% ownership.  The joint venture operating agreement limits the amount of contributions that may be requested during both the first four years of the joint venture and during any individual year within those first four years.

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

Business Combinations

When acquiring other businesses or participating in mergers or joint ventures in which the Company is deemed to be the acquirer, the Company generally recognizes identifiable assets acquired, liabilities assumed and any noncontrolling interests at their acquisition date fair values, and separately from any goodwill that may be required to be recognized.  If applicable, goodwill, when recognizable, would be measured as the excess amount of any consideration transferred, which is generally measured at fair value, over the acquisition date fair values of the identifiable assets acquired and liabilities assumed.

Accounting for such transactions requires the Company’s management to make significant assumptions and estimates.  These include, among others, any estimates or assumptions that may be made for the amounts of future cash flows that will result from any identified intangible assets, the useful lives of such intangible assets, the amount of any contingent liabilities to record at the time of the acquisition, the extent of any restructuring charges expected to be incurred and the fair values of any tangible assets acquired.  Although the Company believes any estimates and assumptions it makes to be reasonable and appropriate at the time they are made, unanticipated events and circumstances may arise that affect their accuracy, causing actual results to differ from those estimated by the Company.

Investments in Joint Ventures

The financial results of investments in joint ventures of which the Company has a controlling financial interest are included in the Company’s consolidated financial statements.  In the case of any investment in a joint venture that gave rise to goodwill, such goodwill would be tested for impairment annually or when an event occurred or circumstances changed that would more likely than not have reduced the fair value of the joint venture below its carry value.  Goodwill would be tested for impairment using a two-step process.  The Company might, at its option, assess qualitative factors to determine whether it was necessary to perform the two-step impairment test.  If it was determined that the two-step test was necessary, the Company would use the test to identify potential goodwill impairment and to measure the amount of a goodwill impairment loss to be recognized (if any).

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

The Company would consolidate the results of any such entity in which it determined that it has a controlling financial interest. The Company would have a “controlling financial interest” in such an entity if the Company had both the power to direct the activities that most significantly affect the VIE’s economic performance and the obligation to absorb the losses of, or right to receive benefits from, the VIE that could be potentially significant to the VIE. On a quarterly basis, the Company reassesses whether it has a controlling financial interest in any investments it has in these certain legal entities.

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

Effect of Recent Accounting Pronouncements

There have been no recent accounting pronouncements whose adoption is expected to affect the Company’s financial statements or related disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company records derivatives in the consolidated balance sheet as assets or liabilities, measured at fair value. The Company does not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of those derivatives are reflected in earnings, or as accumulated other comprehensive income or loss, a separate component of equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, among other criteria, a derivative must be a hedge of an interest rate, price, foreign currency exchange rate, or credit risk that is expected to be highly effective at the inception of the hedge, be highly effective in achieving offsetting changes in the fair value or cash flows of the hedged item during the term of the hedge and formally documented at the inception of the hedge. In general, the types of risks that the Company has historically hedged are those related to the variability of future cash flows caused by movements in foreign currency exchange and interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of, and during the term of, each hedge.

Foreign Currency Exchange Rate Risk

The Company conducts business in several major international currencies throughout its worldwide operations and its financial performance may be affected by fluctuations in the exchange rates of these currencies. Changes in exchange rates can positively or negatively affect the Company's sales, operating margins, assets, liabilities, and equity. The functional currencies of the Company's Asian subsidiaries are the Korean won, the New Taiwan dollar and the Singapore dollar. The functional currencies of the Company's European subsidiaries are the British pound and the euro.

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

The Company's primary net foreign currency exposures as of November 3, 2013, included the Korean won, the Japanese yen, the New Taiwan dollar, the Singapore dollar, the British pound, and the euro. As of November 3, 2013, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $3.1 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations, or cash flows.

Interest Rate Risk

At November 3, 2013, the Company had $21.3 million in variable rate borrowings, which was repaid in full in December 2013. A 10% change in interest rates would not have had a material effect on the Company's consolidated financial position, results of operations, or cash flows in the year ended November 3, 2013.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Photronics, Inc.
Brookfield, Connecticut

We have audited the accompanying consolidated balance sheets of Photronics, Inc. and subsidiaries (the "Company") as of November 3, 2013 and October 28, 2012, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three fiscal years ended November 3, 2013, October 28, 2012 and October 30, 2011. We also have audited the Company's internal control over financial reporting as of November 3, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photronics, Inc. and subsidiaries as of November 3, 2013 and October 28, 2012, and the results of their operations and their cash flows for each of the three fiscal years ended November 3, 2013, October 28, 2012 and October 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 3, 2013 based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
January 3, 2014

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	November 3, 2013	October 28, 2012
ASSETS

Current assets:
Cash and cash equivalents	$215,615	$218,043
Accounts receivable, net of allowance of $3,541 in 2013 and $3,902 in 2012	73,357	75,685
Inventories	18,849	17,702
Deferred income taxes	1,082	1,199
Other current assets	9,563	7,165
Total current assets	318,466	319,794

Property, plant and equipment, net	422,740	380,808
Investment in joint venture	93,124	93,252
Intangible assets, net	34,080	37,384
Deferred income taxes	12,455	11,395
Other assets	5,064	6,601
Total assets	$885,929	$849,234

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term borrowings	$11,818	$7,781
Accounts payable	59,210	42,235
Payables – related parties	9,211	10,796
Accrued liabilities	24,348	24,701
Total current liabilities	104,587	85,513

Long-term borrowings	182,203	168,956
Deferred income taxes	1,007	661
Other liabilities	10,301	8,103
Total liabilities	298,098	263,233

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 61,083 shares issued and outstanding at November 3, 2013, and 60,213 shares issued and outstanding at October 28, 2012	611	602
Additional paid-in capital	498,861	493,411
Retained earnings	59,439	41,473
Accumulated other comprehensive income	26,403	15,900
Total Photronics, Inc. shareholders' equity	585,314	551,386
Noncontrolling interests	2,517	34,615
Total equity	587,831	586,001
Total liabilities and equity	$885,929	$849,234

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011

Net sales	$422,180	$450,439	$512,020

Cost and expenses:

Cost of sales	(322,540)	(338,519)	(375,806)

Selling, general and administrative	(48,213)	(46,706)	(45,240)

Research and development	(20,758)	(19,371)	(15,507)

Consolidation, restructuring and related charges	-	(1,428)	-

Operating income	30,669	44,415	75,467

Other income (expense):

Interest expense	(7,756)	(7,488)	(7,258)

Interest and other income (expense), net	3,892	3,721	2,949

Debt extinguishment loss	-	-	(35,259)
Income before income tax provision	26,805	40,648	35,899

Income tax provision	(7,229)	(10,793)	(15,691)
Net income	19,576	29,855	20,208

Net income attributable to noncontrolling interests	(1,610)	(1,987)	(3,979)
Net income attributable to Photronics, Inc. shareholders	$17,966	$27,868	$16,229
Earnings per share:

Basic	$0.30	$0.46	$0.28
Diluted	$0.29	$0.44	$0.28

Weighted-average number of common shares outstanding:

Basic	60,644	60,055	57,030
Diluted	61,599	76,464	58,458

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011

Net income	$19,576	$29,855	$20,208
Other comprehensive income, net of tax of $0:
Foreign currency translation adjustments	9,805	7,188	3,267
Amortization of cash flow hedge	128	128	128
Other	54	(109)	(35)
Total other comprehensive income, net of tax	9,987	7,207	3,360
Comprehensive income	29,563	37,062	23,568
Less: comprehensive income attributable to noncontrolling interests	858	3,387	4,196
Comprehensive income attributable to Photronics, Inc. shareholders	$28,705	$33,675	$19,372

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years Ended November 3, 2013, October 28, 2012 and October 30, 2011
(in thousands)

				Retained	Accumulated
			Additional	Earnings	Other	Non-
	Common Stock		Paid-In	(Accumulated	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Deficit)	Income	Interests	Equity

Balance at October 31, 2010	53,779	$538	$436,825	$(2,624)	$7,062	$54,142	$495,943

Net income	-	-	-	16,229	-	3,979	20,208
Other comprehensive income	-	-	-	-	3,143	217	3,360
Common stock issued to extinguish debt	5,229	52	45,585	-	-	-	45,637
Sale of common stock through employee stock option and purchase plan	440	5	851	-	-	-	856
Restricted stock awards vestings and expense	81	1	1,035	-	-	-	1,036
Share-based compensation expense	-	-	1,422	-	-	-	1,422
Common stock warrants exercised	122	1	1,157	-	-	-	1,158
Repurchase of common stock of subsidiary	-	-	(201)	-	(34)	(9,629)	(9,864)
Balance at October 30, 2011	59,651	597	486,674	13,605	10,171	48,709	559,756

Net income	-	-	-	27,868	-	1,987	29,855
Other comprehensive income	-	-	-	-	5,807	1,400	7,207
Sale of common stock through employee stock option and purchase plan	277	3	542	-	-	-	545
Restricted stock awards vestings and expense	108	1	901	-	-	-	902
Share-based compensation expense	-	-	2,258	-	-	-	2,258
Common stock warrants exercised	177	1	1,051	-	-	-	1,052
Repurchase of common stock of subsidiary	-	-	1,985	-	(78)	(17,481)	(15,574)
Balance at October 28, 2012	60,213	602	493,411	41,473	15,900	34,615	586,001

Net income	-	-	-	17,966	-	1,610	19,576
Other comprehensive income	-	-	-	-	10,740	(753)	9,987
Sale of common stock through employee stock option and purchase plan	397	4	880	-	-	-	884
Restricted stock awards vestings and expense	158	2	1,281	-	-	-	1,283
Share-based compensation expense	-	-	2,692	-	-	-	2,692
Common stock warrants exercised	315	3	(3)	-	-	-	-
Repurchase of common stock of subsidiary	-	-	600	-	(237)	(32,955)	(32,592)
Balance at November 3, 2013	61,083	$611	$498,861	$59,439	$26,403	$2,517	$587,831

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011
Cash flows from operating activities:
Net income	$19,576	$29,855	$20,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	65,994	78,623	86,661
Amortization of deferred financing costs and intangible assets	6,948	6,586	6,799
Debt extinguishment loss	-	-	27,399
Consolidation, restructuring and related charges	-	262	-
Share-based compensation	3,975	3,160	2,458
Deferred income taxes	(266)	(615)	(224)
Changes in assets and liabilities:
Accounts receivable	2,400	11,190	(1,806)
Inventories	(891)	4,683	(6,544)
Other current assets	(2,744)	(79)	223
Accounts payable, accrued liabilities and other	4,409	(1,116)	1,379
Net cash provided by operating activities	99,401	132,549	136,553
Cash flows from investing activities:
Purchases of property, plant and equipment	(63,792)	(96,978)	(82,121)
Investment in joint venture	-	(13,397)	(18,271)
Payments for intangible assets	(2,173)	(27)	(95)
Other	(272)	(1,541)	(250)
Net cash used in investing activities	(66,237)	(111,943)	(100,737)
Cash flows from financing activities:
Proceeds from long-term borrowings	-	25,000	17,000
Proceeds from convertible debt offering	-	-	115,000
Purchase of common stock of subsidiary	(32,374)	(15,598)	(9,878)
Repayments of long-term borrowings	(8,314)	(5,293)	(64,107)
Proceeds from share-based arrangements	884	653	828
Payments of deferred financing fees	(40)	(198)	(117)
Payments of expenses related to debt offering	-	-	(4,201)
Net cash provided by (used in) financing activities	(39,844)	4,564	54,525
Effects of exchange rate changes on cash and cash equivalents	4,252	2,945	642
Net increase (decrease) in cash and cash equivalents	(2,428)	28,115	90,983

Cash and cash equivalents at beginning of year	218,043	189,928	98,945
Cash and cash equivalents at end of year	$215,615	$218,043	$189,928
Supplemental disclosure of non-cash information:
Capital lease obligation for purchases of property, plant and equipment	$26,356	-	$21,248
Accrual for property, plant and equipment purchased during year	17,502	$5,052	6,869
Deposit related to facility purchase	-	2,000	-
Common stock issued to extinguish debt	-	-	20,234

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended November 3, 2013, October 28, 2012 and October 30, 2011
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

Fiscal Year

The Company's fiscal year ends on the Sunday closest to October thirty-first, and, as a result, a 53-week year occurs every 5 to 6 years. Fiscal year 2013 included 53 weeks, while fiscal years 2012 and 2011 each included 52 weeks.

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

Business Combinations

When acquiring other businesses or participating in mergers or joint ventures in which the Company is deemed to be the acquirer, the Company generally recognizes identifiable assets acquired, liabilities assumed and any noncontrolling interests at their acquisition date fair values, and separately from any goodwill that may be required to be recognized.  If applicable, goodwill, when recognizable, would be measured as the excess amount of any consideration transferred, which is generally measured at fair value, over the acquisition date fair values of the identifiable assets acquired and liabilities assumed.

Accounting for such transactions requires the Company’s management to make significant assumptions and estimates and, although the Company believes any estimates and assumptions it makes to be reasonable and appropriate at the time they are made, unanticipated events and circumstances may arise that affect their accuracy, causing actual results to differ from those estimated by the Company. When required, the Company will adjust the values of the assets acquired and liabilities assumed against the acquisition gain or goodwill, as initially recorded, for a period of up to one year after the transaction.

Costs incurred to effect a merger or acquisition, such as legal, accounting, valuation and other third party costs, as well as internal general and administrative costs incurred are charged to expense in the periods incurred.  Costs incurred to issue any debt and equity securities are recognized in accordance with other applicable generally accepted accounting principles.

Investments in Joint Ventures

The financial results of investments in joint ventures of which the Company has a controlling financial interest are included in the Company’s consolidated financial statements.  Investments in joint ventures over which the Company has the ability to exercise significant influence and that, in general, are at least 20 percent owned are accounted for under the equity method. An impairment loss would be recognized whenever a decrease in the fair value of such an investment below its carrying amount is determined to be other than temporary. In judging "other than temporary," the Company would consider the length of time and the extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the investee, and the Company's longer-term intent of retaining its investment in the investee.

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

The Company would consolidate the results of any such entity in which it determined that it has a controlling financial interest. The Company would have a “controlling financial interest” in such an entity when the Company has both the power to direct the activities that most significantly affect the VIE’s economic performance and the obligation to absorb the losses of, or right to receive benefits from, the VIE that could be potentially significant to the VIE. On a quarterly basis, the Company reassesses whether it has a controlling financial interest in any investments it has in these certain legal entities.

Income Taxes

The income tax provision is computed on the basis of the various tax jurisdictions' income or loss before income taxes. Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effects of net operating losses and tax credit carryforwards. The Company uses judgment and assumptions to determine if valuation allowances for deferred income tax assets are required, if their realization is not more likely than not, by considering future market growth, forecasted operations, future taxable income, and the amount of earnings in the tax jurisdictions in which it operates.

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

Foreign Currency Translation

The Company's international subsidiaries maintain their accounts in their respective local currencies. Assets and liabilities of such subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expenses are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments are accumulated and reported in accumulated other comprehensive income, a component of equity. The effects of changes in exchange rates on foreign currency transactions, which are included in interest and other income (expense), net were a net gain of $0.5 million, $0.2 million and $0.4 million in fiscal years 2013, 2012 and 2011, respectively.

Noncontrolling Interests

Noncontrolling interests represents the minority shareholders' proportionate share in the equity of the Company's two majority-owned subsidiaries, PK Ltd. ("PKL") in Korea of which noncontrolling shareholders owned approximately 0.3% as of November 3, 2013 and October 28, 2012, and Photronics Semiconductor Mask Corporation ("PSMC") in Taiwan, of which noncontrolling interests owned 1.37% and 27.91%, as of November 3, 2013 and October 28, 2012, respectively. The effect on its equity of the change in the Company’s ownership interest in PSMC is presented in Note 15.

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

Sales Taxes – The Company reports its revenues net of any sales taxes billed to its customers.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	November 3, 2013	October 28, 2012

Land	$8,692	$8,538
Buildings and improvements	103,676	101,409
Machinery and equipment	1,225,091	1,197,854
Leasehold improvements	4,179	5,854
Furniture, fixtures and office equipment	11,546	13,484
Construction in progress	97,319	26,642
	1,450,503	1,353,781
Less accumulated depreciation and amortization	1,027,763	972,973
	$422,740	$380,808

Property under capital leases are included in above property, plant and equipment as follows:

	November 3, 2013	October 28, 2012

Machinery and equipment	$21,327	$21,327
Construction in progress	34,918	-
	56,245	21,327
Less accumulated amortization	4,932	2,758
	$51,313	$18,569

Depreciation expense for property, plant and equipment (excluding property under capital leases) was $63.8 million, $73.8 million and $77.0 million in fiscal years 2013, 2012 and 2011, respectively. Amortization expense for property under capital leases was $2.2 million, $4.8 million and $9.7 million in fiscal years 2013, 2012 and 2011, respectively.

NOTE 3 - INTANGIBLE ASSETS

Intangible assets include assets related to the purchase of additional shares of PKL and the investment to form the MP Mask joint venture.  Amortization expense of intangible assets was $5.5 million, $5.0 million and $5.3 million in fiscal years 2013, 2012 and 2011, respectively.

Intangible assets consist of:

As of November 3, 2013	Gross Amount	Accumulated Amortization	Net Amount
Technology license agreement	$59,616	$29,477	$30,139
Customer lists	7,210	5,599	1,611
Supply agreement	6,959	6,381	578
Software and other	5,728	3,976	1,752
	$79,513	$45,433	$34,080
As of October 28, 2012

Technology license agreement	$59,616	$25,503	$34,113
Customer lists	7,210	4,876	2,334
Supply agreement	6,959	6,157	802
Software and other	3,491	3,356	135
	$77,276	$39,892	$37,384

Intangible asset amortization over the next five years is estimated to be as follows:

Fiscal Years:

2014	$5,689
2015	5,689
2016	4,497
2017	3,974
2018	3,974

NOTE 4 -	JOINT VENTURE, TECHNOLOGY LICENSE AND OTHER AGREEMENTS WITH MICRON TECHNOLOGY, INC.

In May 2006, Photronics and Micron Technology, Inc. ("Micron") entered into the MP Mask joint venture (“MP Mask”), which develops and produces photomasks for leading-edge and advanced next generation semiconductors. At the time of the formation of the joint venture, the Company also entered into both an agreement to license photomask technology developed by Micron and certain supply agreements.

This joint venture is a variable interest entity ("VIE") (as that term is defined in the Accounting Standards Codification ("ASC") ) because all costs of the joint venture are passed on to the Company and Micron through purchase agreements they have entered into with the joint venture, and it is dependent upon the Company and Micron for any additional cash requirements. On a quarterly basis the Company reassesses whether its interest in MP Mask gives it a controlling financial interest in this VIE. The purpose of this quarterly reassessment is to identify the primary beneficiary (which is defined in the ASC as the entity that consolidates a VIE) of the VIE. As a result of the reassessments in fiscal year 2013, the Company determined that Micron is still the primary beneficiary of the VIE, by virtue of its tie-breaking voting rights within MP Mask’s Board of Managers, thereby giving it the power to direct the activities of MP Mask that most significantly impact its economic performance, including its decision making authority in the ordinary course of business and its purchasing the majority of products produced by the VIE.

The Company has utilized MP Mask for both high-end IC photomask production and research and development purposes. MP Mask charges its variable interest holders based on their actual usage of its facility and charges separately for any research and development activities it engages in at the requests of its owners.

MP Mask is governed by a Board of Managers, appointed by Micron and the Company. Since MP Mask's inception, Micron, as a result of its majority ownership, has held majority voting power on the Board of Managers. The voting power held by each party is subject to change as ownership interests change. Under the MP Mask joint venture operating agreement, the Company may be required to make additional capital contributions to MP Mask up to the maximum amount defined in the operating agreement. However, should the Board of Managers determine that further additional funding is required, MP Mask shall pursue its own financing. If MP Mask is unable to obtain its own financing, it may request additional capital contributions from the Company. Should the Company choose not to make a requested contribution to MP Mask, its ownership percentage may be reduced. During fiscal 2012 the Company made additional capital contributions of $13.4 million to the MP Mask joint venture, which were primarily related to capital calls made by the joint venture. The Company did not make any contributions to MP Mask in fiscal 2013 and it did not receive any distributions from MP Mask during fiscal 2013 or fiscal 2012.

The Company's investment in the VIE, which represents its maximum exposure to loss, was $93.1 million and $93.3 million at November 3, 2013 and October 28, 2012, respectively. These amounts are reported in the Company's consolidated balance sheets as Investment in joint venture. The Company recorded losses from its investment in MP Mask of $0.1 million in fiscal years 2013 and 2012 and income of $0.6 million in fiscal year 2011. Income (loss) from MP Mask is included in Interest and other income, net, in the consolidated statements of income.

As of November 3, 2013, the Company owed MP Mask $4.5 million and had a receivable from Micron of $4.9 million, both primarily related to the aforementioned supply agreements. The Company, in 2013, recorded $0.9 million of commission revenue earned under the supply agreements it has with Micron and MP Mask, and amortization of $0.3 million of the related supply agreement intangible asset. In 2013 the Company also recorded cost of sales in the amount of $8.7 million for photomasks produced by MP Mask for the Company's customers, and incurred expenses of $1.6 million for research and development activities and other goods and services purchased from MP Mask by the Company. In 2013 the Company purchased equipment from MP Mask for $6.1 million.

As of October 28, 2012, the Company owed MP Mask $6.4 million and had a receivable from Micron of $9.0 million, both primarily related to the aforementioned supply agreements. The Company, in 2012, recorded $1.6 million of commission revenue earned under the supply agreements it has with Micron and MP Mask, and amortization of $0.4 million of the related supply agreement intangible asset. The Company, for certain sales made during 2012, also recorded cost of sales in the amount of $7.6 million for photomasks produced by MP Mask for the Company's customers, and incurred expenses of $2.0 million for research and development activities and other goods and services purchased from MP Mask by the Company. In 2012 the Company purchased equipment from MP Mask for $1.9 million, of which $1.5 million was recorded as the cost of the equipment and $0.4 million was recorded as an investment in joint venture.

The Company, in 2011, recorded $1.7 million of commission revenue earned under the supply agreements it has with Micron and MP Mask, and amortization of $0.5 million of the related supply agreement intangible asset. The Company, for certain sales made during 2011, also recorded cost of sales in the amount of $18.5 million for photomasks produced by MP Mask for the Company's customers, and incurred expenses of $3.1 million for research and development activities and other goods and services purchased from MP Mask by the Company. In 2011, the Company purchased equipment from MP Mask for $4.6 million, of which $2.3 million was recorded as the cost of the equipment and $2.3 million was recorded as an investment in joint venture.

In the second quarter of fiscal 2012 the Company paid $35 million to Micron in connection with the purchase of the U.S. nanoFab facility and the remaining term of the operating lease agreement through 2014 was cancelled.

Summarized financial information of MP Mask is presented below.

	As of October
	2013	2012

Current assets	$35,794	$25,701
Noncurrent assets	177,769	170,226
Current liabilities	28,497	15,597
Noncurrent liabilities	-	-

	Year Ended October
	2013	2012	2011

Net sales	$77,900	$84,216	$79,766
Gross profit	4,663	1,799	2,649
Net income	4,735	831	6,691

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	November 3, 2013	October 28, 2012

Salaries, wages and related benefits	$10,223	$7,379
Income taxes	4,754	6,989
VAT and other taxes	3,019	2,228
Other	6,352	8,105
	$24,348	$24,701

NOTE 6 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has utilized derivative instruments to reduce its exposure to the effects of the variability of interest rates and foreign currencies on its financial performance when it believes such action is warranted. Historically, the Company has been a party to derivative instruments to hedge either the variability of cash flows of a prospective transaction or the fair value of a recorded asset or liability. In certain instances, the Company has designated these transactions as hedging instruments. However, whether or not a derivative was designated as being a hedging instrument, the Company's purpose for engaging in the derivative has always been for risk management (and not speculative) purposes. The Company has historically not been a party to a significant number of derivative instruments and does not expect its derivative activity to significantly increase in the foreseeable future.

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

The table below presents the effect of derivative instruments on the Company's consolidated statements of income for the years ended November 3, 2013, October 28, 2012 and October 30, 2011.

		Amount of Gain (Loss) Recognized Related to Derivative Instruments
		Year Ended
Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain (Loss) Recognized Related to Derivative Instruments	November 3, 2013	October 28, 2012	October 30, 2011

Warrants on common stock	Interest and other income (expense), net	$-	$94	$(424)

NOTE 7 - LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

	November 3, 2013	October 28, 2012

3.25% convertible senior notes due in April 2016	$115,000	$115,000

2.77% capital lease obligation payable through July 2018	25,065	-

5.50% convertible senior notes due in October 2014	22,054	22,054

Term loan, which bears interest at a variable rate, as defined (2.69% at November 3, 2013), repaid in December 2013	21,250	23,750

3.09% capital lease obligation payable through March 2016	10,652	15,175

4.75% financing loan with customer	-	758

	194,021	176,737
Less current portion	11,818	7,781
	$182,203	$168,956

As of November 3, 2013, long-term borrowings, excluding capital lease obligations, mature as follows: $2,500, $24,554, $117,500 and $13,750 in fiscal years 2014, 2015, 2016 and 2017 respectively.

As of November 3, 2013, minimum lease payments under the Company's capital lease obligation were as follows:

Fiscal Years:

2014	$10,218
2015	10,218
2016	7,076
2017	6,108
2018	4,228
37,848
Less interest	2,131
Net minimum lease payments under capital leases	35,717
Less current portion of net minimum lease payments	9,318
Long-term portion of minimum lease payments	26,399

In August 2013 a $26.4 million principal amount, five year capital lease commenced to fund the purchase of a high-end lithography tool.  Payments under the capital lease, which bears interest at 2.77% are $0.5 million per month through July 2018.  Under the terms of the lease agreement, the Company must maintain the equipment in good working order, and is subject to a cross default with cross acceleration provision related to certain nonfinancial covenants incorporated in its credit facility.  As of November 3, 2013, the total amount payable through the end of the lease term was $26.8 million, of which $25.1 million represented principal and $1.7 million represented interest.

In March 2012 the Company, in connection with its purchase of the U.S. nanoFab facility (see Note 4 for further discussion), amended its credit facility (“the credit facility”) to include the addition of a $25 million term loan that was to mature in March 2017. In December 2013, simultaneous with the new credit facility, the Company repaid the $21.3 million balance of this term loan that was outstanding at November 3, 2013.

In December 2013 the Company amended its credit facility, which increased its limit to $50 million with an expansion capacity to $75 million, and extended its term to December 2018. The amended credit facility, which replaces the credit facility in effect at November 3, 2013, bears interest based on the Company’s total leverage ratio, at LIBOR plus a spread, as defined in the credit facility. The amended credit facility decreased the interest rate spread on borrowings, replaced the minimum fixed charge ratio covenant with a minimum interest coverage ratio and increased investment baskets, as defined, and continues to include a total leverage ratio and minimum unrestricted cash balance covenant. As of December 2013, the Company had no outstanding borrowings under the amended credit facility and $50 million was available for borrowing. The amended credit facility is secured by substantially all of the Company’s assets located in the United States, as well as common stock the Company owns in certain of its foreign subsidiaries.

In March 2011 the Company amended its credit facility which, as then amended, included, among other things: i) a reduction of the aggregate commitments of the lenders from $65 million to $30 million; ii) a reduction of the applicable interest rates and modifications of the leverage ratios related thereto; iii) an extension of the maturity date to April 30, 2015; iv) an increase in the permitted amount of certain financed capital assets up to $75 million outstanding at any one time; v) an allowance to issue the 3.25% convertible senior notes (discussed below); vi) an increase in the investments “basket” from $15 million to $25 million per year; vii) an allowance to repurchase the 5.5% convertible senior notes and other indebtedness; and viii) removal of the limitation on maximum last twelve months capital expenditures. The credit facility bore interest (2.69% at November 3, 2013), based on the Company’s total leverage ratio, at LIBOR plus a spread, as defined in the credit facility

In March 2011 the Company issued through a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended, $115 million aggregate principal amount of 3.25% convertible senior notes. The notes mature on April 1, 2016, and note holders may convert each $1,000 principal amount of notes to approximately 96 shares of common stock (equivalent to an initial conversion price of $10.37 per share of common stock) at any time prior to the close of business on the second scheduled trading day immediately preceding April 1, 2016.  The conversion rate is subject to adjustment upon the occurrence of certain events, which are described in the indenture dated March 28, 2011.  The Company is not required to redeem the notes prior to their maturity date. Interest on the notes accrues in arrears, and is paid semiannually through the notes’ maturity date. The net proceeds of the notes were approximately $110.7 million, which were used, in part, to acquire $35.4 million of the Company’s 5.5% convertible senior notes which were to mature on October 1, 2014, and to repay, in full, its then outstanding obligations under capital leases of $19.8 million.

In June 2011 the Company acquired $5.0 million of its 5.5% convertible senior notes in exchange for 0.7 million shares of its common stock with a fair value of $6.5 million and cash of $3.2 million (the note holders received approximately 148 shares and cash of $647 for each $1,000 note). The Company, in connection with this repurchase, recorded an extinguishment loss of $5.0 million, which included the write off of deferred financing fees of $0.3 million. The loss is included in other income (expense) in the Company's consolidated statements of income. In March 2011 the Company acquired $30.4 million of its 5.5% convertible senior notes in exchange for 4.5 million shares of its common stock with a fair value of $39.2 million and cash of $19.7 million (the note holders received approximately148 shares and cash of $647 for each $1,000 note). The Company, in connection with this repurchase, recorded an extinguishment loss of $30.1 million, which included the write off of deferred financing fees of $1.7 million. The loss is included in other income (expense) in the Company's consolidated statement of income.

In September 2009 the Company issued, through a public offering, $57.5 million aggregate principal amount of 5.5% convertible senior notes, which were to mature on October 1, 2014.  Under the terms of the offering, the note holders could convert each $1,000 principal amount of notes to approximately 197 shares of common stock (equivalent to an initial conversion price of $5.08 per share of common stock) on, or before, September 30, 2014.  The conversion rate is subject to adjustment upon the occurrence of certain events which are described in the indenture dated September 16, 2009.  The Company is not required to redeem the notes prior to their maturity.  The net proceeds of this offering were approximately $54.9 million, which were used to reduce amounts outstanding under the Company’s credit facility. As discussed above, $35.4 million aggregate principal amount of these notes were acquired by the Company during fiscal 2011. In addition, in December 2013 the Company entered into a new five year $50 million credit facility. The Company intends to repay the remaining outstanding 5.5% convertible senior notes issued in September 2009 with borrowings against this new credit facility and, therefore, has classified as long-term the entire $22.1 million of those notes that were outstanding as of November 3, 2013.

In April 2011 the Company entered into a five year, $21.2 million capital lease for manufacturing equipment. Payments under the lease, which bears interest at 3.09%, are $0.4 million per month through March 2016. The lease agreement provides that the Company must maintain the equipment in good working order, and includes a cross default with cross acceleration provision related to certain non-financial covenants incorporated in the Company's credit facility agreement. As of November 3, 2013, the total amount payable through the end of the lease term was $11.1 million, of which $10.7 million represented principal and $0.4 million represented interest.

In January 2010 the Company borrowed $3.7 million from a customer to purchase manufacturing equipment. This loan, which bore interest at 4.75%, was fully repaid during fiscal 2013 with product supplied to the customer. Product valued at $0.8 million and $1.0 million was shipped to the customer and applied against the loan during fiscal 2013 and 2012, respectively.

Interest payments were $6.3 million, $6.3 million and $9.7 million in fiscal 2013, 2012 and 2011, respectively, including deferred financing cost payments of $0.2 million and $4.3 million in fiscal 2012 and 2011, respectively.

NOTE 8 - COMMON STOCK WARRANTS

In September 2009 the Company entered into two warrant agreements with Intel Capital Corporation to purchase a total of 750,000 shares of the Company's common stock. Under one warrant agreement 500,000 shares of the Company's common stock could be purchased at an exercise price of $4.15 per share and under the second warrant agreement 250,000 shares of the Company's common stock could be purchased at an exercise price of $5.08 per share. The warrant agreements were to expire in September 2014. Also in September 2009, the Company and Intel Corporation entered into an agreement to share technical and operations information regarding the development of the Company's products, the capabilities of the Company's photomask manufacturing lines and the alignment of photomask toolsets. Intel Capital Corporation also invested in the Company's convertible debt offering of September 2009. The warrants were recorded at their fair value on their date of grant, which was determined using the Black-Scholes option pricing model. In June 2013 Intel Capital Corporation exercised all of the warrants under both warrant agreements on a net share basis and received 0.3 million shares of the Company’s common stock.

In conjunction with a May 2009 amendment to its credit facility, the Company also entered into a warrant agreement with its lenders. See Note 6 for further discussion of these warrants.

NOTE 9 - OPERATING LEASES

The Company leases various real estate and equipment under non-cancelable operating leases, for which rental expense was $2.7 million in fiscal years 2013 and 2012 and $2.9 million in fiscal year 2011. In fiscal 2012 the Company paid the former lessor $35 million in connection with its purchase of the U.S. nanoFab, which reduced the Company’s outstanding operating lease commitments by a total of $15 million for fiscal years 2013 and 2014.

At November 3, 2013, future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year are as follows:

2014	$2,141
2015	1,897
2016	1,695
2017	1,361
2018	354
Thereafter	721
$8,169

See Note 7 for disclosures related to the Company's capital lease obligations.

NOTE 10 – SHARE-BASED COMPENSATION

In March 2007 the Company's shareholders approved a new share-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to, shares of the Company's common stock may be granted from shares authorized but unissued or shares previously issued and reacquired by the Company. A maximum of six million shares of common stock may be issued under the plan. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. The Company incurred total share-based compensation expenses of $4.0 million, $3.2 million and $2.5 million in fiscal years 2013, 2012 and 2011, respectively. No share-based compensation cost was capitalized as part of an asset and no related income tax benefits were recorded during the fiscal years presented.

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

The weighted-average inputs and risk-free rate of return ranges used to calculate the grant date fair values of options issued during fiscal years 2013, 2012 and 2011 are presented in the following table:

	Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011

Expected volatility	98.0%	102.1%	98.7%

Risk-free rate of return	0.5 – 1.4%	0.6 – 0.9%	0.7 – 1.9%

Dividend yield	0.0%	0.0%	0.0%

Expected term	4.3 years	4.3 years	4.2 years

A summary of option activity under the Plan as of November 3, 2013, and changes during the year then ended is presented as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at October 28, 2012	3,999,302	$8.34
Granted	616,500	5.78
Exercised	(327,469)	1.54
Cancelled and forfeited	(114,031)	10.84
Outstanding at November 3, 2013	4,174,302	$8.43	5.6 years	$10,198
Exercisable at November 3, 2013	2,691,323	$9.83	4.3 years	$6,639
Expected to vest as of November 3, 2013	1,325,098	$8.52	8.1 years	$3,192

The weighted-average grant date fair value of options granted during fiscal years 2013, 2012 and 2011 were $4.00,  $4.47 and $4.75, respectively. The total intrinsic value of options exercised during fiscal years 2013, 2012 and 2011 was $1.6 million, $1.3 million and $2.1 million, respectively.

The Company received cash from option exercises of $0.5 million, $0.3 million and $0.4 million in fiscal years 2013, 2012 and 2011, respectively. As of November 3, 2013, the total unrecognized compensation cost of unvested option awards was approximately $3.8 million. That cost is expected to be recognized over a weighted-average amortization period of 2.3 years.

Restricted Stock

The Company periodically grants restricted stock awards. The restrictions on these awards lapse over a service period that has ranged from less-than-one to eight years. The weighted-average grant date fair values of restricted stock awards issued during fiscal years 2013, 2012 and 2011 were $5.48, $6.28 and $6.71, respectively.  The total fair value of awards for which restrictions lapsed was $1.3 million, $0.5 million and $0.5 million during fiscal years 2013, 2012 and 2011 respectively. As of November 3, 2013, the total compensation cost for restricted stock awards not yet recognized was approximately $1.2 million. That cost is expected to be recognized over a weighted-average amortization period of 2.0 years.

A summary of the status of the Company's outstanding restricted stock awards as of November 3, 2013, is presented below:

Restricted Stock	Shares	Weighted- Average Fair Value at Grant Date

Outstanding at October 28, 2012	252,314	$7.56
Granted	209,500	5.48
Vested	(157,937)	6.87
Cancelled	(250)	13.99
Outstanding at November 3, 2013	303,627	6.48
Expected to vest as of November 3, 2013	275,291	6.42

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan ("ESPP") permits employees to purchase shares at 85% of the lower of the fair market value at the commencement of the offering or the last day of the payroll payment period. The maximum number of shares of common stock approved by the Company's shareholders to be purchased under the ESPP was increased from 0.9 million shares to 1.2 million shares during fiscal 2010. The vesting period for shares purchased under the ESPP is approximately one year. Under the ESPP, approximately 1.1 million shares had been issued through November 3, 2013, and approximately 63,000 shares are subject to outstanding subscriptions. As of November 3, 2013, the total compensation cost related to the ESPP not yet recognized was $0.1 million, which is expected to be recognized in fiscal 2014.

NOTE 11 - EMPLOYEE RETIREMENT PLAN

The Company maintains a 401(k) Savings and Profit Sharing Plan ("401(k) Plan") which covers all full-time domestic employees who have completed three months of service and are 18 years of age or older. Under the terms of the 401(k) Plan, employees may contribute up to 50% of their salary, subject to certain maximum amounts, which will be matched by the Company at 50% of the employee's contributions that are not in excess of 4% of the employee's compensation. Employee and employer contributions vest upon contribution. Employer contributions amounted to $0.4 million in fiscal years 2013, 2012 and 2011.

NOTE 12 - CONSOLIDATION, RESTRUCTURING AND RELATED CHARGES

In the first quarter of fiscal 2012 the Company ceased the manufacture of photomasks at its Singapore facility and, in connection therewith, recorded charges of $1.4 million during fiscal 2012. This restructuring, which was comprised primarily of employee termination costs, was substantially completed in fiscal 2012.

The following table sets forth the Company's restructuring reserve, primarily related to its Singapore facility, as of November 3, 2013 and October 28, 2012, and reflects the activity affecting the reserve for the year then ended.

	Year Ended November 3, 2013
	October 29, 2012	Charges	Utilized	November 3, 2013

Employee terminations and other	$295	$-	$(265)	$30

	$295	$-	$(265)	$30

	Year Ended October 28, 2012
	October 31, 2011	Charges	Utilized	October 28, 2012

Employee terminations and other	$-	$1,166	$(871)	$295

Asset write-downs	-	262	(262)	-

	$-	$1,428	$(1,133)	$295

NOTE 13 - INCOME TAXES

The income before income tax provision consists of the following:

	Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011

United States	$(14,164)	$(5,474)	$(20,396)
Foreign	40,969	46,122	56,295
	$26,805	$40,648	$35,899

The income tax provision consists of the following:

	Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011
Current:
Federal	$208	$81	$291
State	65	(5)	74
Foreign	7,222	11,332	15,550

Deferred:
Federal	-	-	-
State	(181)	-	-
Foreign	(85)	(615)	(224)
Total	$7,229	$10,793	$15,691

The income tax provision differs from the amount computed by applying the statutory U.S. federal income tax rate to the income before income taxes as a result of the following:

	Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011
U.S. federal income tax at statutory rate	$9,382	$14,227	$12,564
Changes in valuation allowances	1,325	1,806	(8,334)
Distributions from foreign subsidiaries	1,957	2,073	1,925
State income taxes, net of federal benefit	267	(1,956)	503
Foreign tax rate differentials	(4,851)	(3,805)	(4,467)
Tax credits	(3,967)	(1,071)	(522)
Uncertain tax positions, including reserves, settlements and resolutions	1,471	1,984	1,499
Debt extinguishment losses	-	(2,879)	11,942
Equity based compensation	765	499	231
Other, net	880	(85)	350
	$7,229	$10,793	$15,691

The effective tax rate differs from the U.S. statutory rate of 35% in fiscal years 2013 and 2012 primarily due to a higher level of earnings being taxed at lower statutory rates in foreign jurisdictions, combined with the benefit of various investment credits in certain foreign jurisdictions.  The effective tax rate differs from the U.S. statutory rate of 35% in fiscal year 2011 primarily due to the impact of the non-deductible debt extinguishment losses related to the Company’s acquisition of a portion of its 5.5% convertible senior notes and the impact of a foreign subsidiary’s tax settlement, offset by a higher level of earnings taxed at lower statutory rates in foreign jurisdictions.

The net deferred income tax assets consist of the following:

	November 3, 2013	October 28, 2012
Deferred income tax assets:
Net operating losses	$57,631	$56,252
Reserves not currently deductible	7,101	6,382
Alternative minimum tax credits	3,116	3,116
Tax credit carryforwards	7,051	4,785
Other	1,892	2,634
	76,791	73,169
Valuation allowances	(56,661)	(55,536)
	20,130	17,633
Deferred income tax liabilities:
Undistributed earnings of foreign subsidiaries	(5,347)	(4,575)
Property, plant and equipment	(890)	(604)
Investments	(371)	(170)
Other	(992)	(351)
	(7,600)	(5,700)
Net deferred income tax assets	$12,530	$11,933
Reported as:
Current deferred tax assets	$1,082	$1,199
Long-term deferred tax assets	12,455	11,395
Long-term deferred tax liabilities	(1,007)	(661)
	$12,530	$11,933

Unrecognized tax benefits associated with uncertain tax positions were $4.9 million at November 3, 2013, of which $1.7 million is recorded in other liabilities in the consolidated balance sheet, and $3.2 million is recorded as a reduction to deferred tax assets and the related valuation allowance, and were $3.9 million at October 28, 2012, of which $1.9 million is recorded in other liabilities in the consolidated balance sheet, and $2.0 million is recorded as a reduction to deferred tax assets and the related valuation allowance. If recognized, $1.7 million of the benefits would favorably affect the Company's effective tax rate in future periods. Included in these amounts for both fiscal years 2013 and 2012 was $0.1 million for interest and penalties. The Company includes any applicable interest and penalties related to uncertain tax positions in its income tax provision. Shortly after the close of the 2013 fiscal year, the Company reached a settlement with the relevant tax authorities regarding one of its non-US subsidiaries’ 2010 tax year, as reflected below.  As of November 3, 2013, the Company believes it is not reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company is currently subject to examination by the U.S. for fiscal years 2011 and 2012. With respect to major foreign and state tax jurisdictions, the Company is no longer subject to tax authority examinations for years prior to fiscal year 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011
Balance at beginning of year	$3,793	$1,824	$1,676

Additions (reductions) for tax positions in prior years	1,224	1,932	709

Additions based on current year tax positions	207	616	502

Settlements	(406)	(518)	(1,063)

Lapses of statutes of limitations	(61)	(61)	-
Balance at end of year	$4,757	$3,793	$1,824

As of November 3, 2013, the Company had available U.S. Federal tax operating loss carryforwards of approximately $129.8 million which expire between 2020 and 2033, and research and development tax credit carryforwards of approximately $3.8 million which expire between 2018 and 2033. As of November 3, 2013, the Company also has U.S. state tax operating loss carryforwards of approximately $193.0 million and foreign tax operating loss carryforwards of approximately $40.9 million. These loss carryforwards expire between 2014 and 2033 with the exception of $0.6 million that has an indefinite life.

The Company has established a valuation allowance for a portion of its deferred tax assets because it believes, based on the weight of all available evidence, that it is more likely than not that a portion of its net operating loss carryforwards may expire prior to utilization. The valuation allowance increased (decreased) by $1.1 million, $2.5 million and $(8.2) million in fiscal years 2013, 2012 and 2011, respectively.

As of November 3, 2013, the Company had $3.1 million of alternative minimum tax credit carryforwards that are available to offset future federal income taxes payable. The Company also has state tax credits available of $4.9 million which, if they are not utilized, will begin to expire in 2014 and foreign investment tax credits of $0.1 million.

As of November 3, 2013, the undistributed earnings of foreign subsidiaries included in consolidated retained earnings amounted to $136.4 million, of which $15.3 million of earnings is considered not to be permanently reinvested. The amount of undistributed earnings is calculated taking into account the net amount of earnings of the Company’s foreign subsidiaries, considering its multi-tier subsidiary structure, and translating those earnings into U.S. dollars using exchange rates in effect as of the balance sheet date. During fiscal year 2008 a decision was made to not indefinitely reinvest earnings in certain foreign jurisdictions. No provision has been made for taxes due on the remaining undistributed earnings of $121.1 million considered to be indefinitely invested. Should the Company elect in the future to repatriate the foreign earnings so invested, it may incur additional income tax expense on those foreign earnings, the amount of which is not practicable to compute.

PKLT, the Company's FPD manufacturing facility in Taiwan, has been accorded a tax holiday, which started in 2012 and expires in 2017. In addition, the Company had been accorded a tax holiday in China which expired in 2011. These tax holidays had no dollar or per share effect in the fiscal years ended November 3, 2013, October 28, 2012 and October 30, 2011. In Korea and at Photronics Semiconductor Mask Corporation (PSMC) in Taiwan, various investment tax credits have been earned to reduce the Company's effective income tax rate.

Income tax payments were $10.7 million, $14.3 million and $10.4 million in fiscal 2013, 2012 and 2011, respectively. Cash received for refunds of income taxes paid in prior years amounted to $0.3 million, $0.1 million and $0.2 million in fiscal years 2013, 2012 and 2011, respectively.

NOTE 14 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented as follows:

	Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011

Net income attributable to Photronics, Inc. shareholders	$17,966	$27,868	$16,229
Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effects	-	6,168	-
Gain related to common stock warrants fair value adjustment	-	(94)	-
Earnings for diluted earnings per share	$17,966	$33,942	$16,229
Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	60,644	60,055	57,030
Effect of dilutive securities:
Share-based payment awards	813	767	1,145
Common stock warrants	142	219	283
Convertible notes	-	15,423	-
Dilutive potential common shares	955	16,409	1,428
Weighted-average common shares used for diluted earnings per share	61,599	76,464	58,458

Basic earnings per share	$0.30	$0.46	$0.28
Diluted earnings per share	$0.29	$0.44	$0.28

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

	Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011

Convertible notes	6,168	-	13,994
Share based payment awards	2,880	2,587	2,407
Common stock warrants	-	-	213
Total potentially dilutive shares excluded	9,048	2,587	16,614

In the first quarter of fiscal year 2014, the Company awarded approximately 0.7 million shared-based payment awards to its employees and directors.

NOTE 15 – SUBSIDIARY SHARE REPURCHASE

Since the second quarter of fiscal 2011, the board of directors of PSMC, a subsidiary of the Company based in Taiwan, has authorized several share repurchase programs for PSMC to purchase for retirement shares of its outstanding common stock. The last of these repurchase programs concluded in the first quarter of fiscal 2013. During the year ended November 3, 2013, PSMC purchased 9.2 million shares at a cost of $4.2 million. PSMC purchased 35.9 million shares at a cost of $15.6 million during the year ended October 28, 2012. These repurchase programs increased the Company's ownership in PSMC from 62.25% at October 30, 2011, to 72.09% at October 28, 2012, and to 75.11% at January 27, 2013.

In June 2013 the Company completed a tender offer, which had commenced in April 2013, for the outstanding shares of PSMC. A total of 50.3 million shares were purchased at the offering price of 16.30 NTD, equivalent to a total of $27.4 million, which increased the Company’s ownership interest in PSMC to 98.13%. In September 2013 the Company further increased its ownership interest in PSMC to 98.63% with the purchase of an additional 1.1 million shares of PSMC for $0.7 million.

The table below presents the effect of the change in the Company’s ownership interest in PSMC on the Company's equity for fiscal years 2013, 2012 and 2011 (60.5 million, 35.9 million and 21.6 million shares of common stock of PSMC purchased, respectively).

	Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011

Net income attributable to Photronics, Inc. shareholders	$17,966	$27,868	$16,229

Increase (decrease) in Photronics, Inc.'s additional paid-in capital	600	1,985	(201)

Decrease in Photronics, Inc.’s accumulated other comprehensive income	(237)	(78)	-
Change from net income attributable to Photronics, Inc. shareholders and transfers to or from noncontrolling interests	$18,329	$29,775	$16,028

In November 2013 the Company announced that it had entered into an agreement to merge PSMC with DNP Photomask Technology Taiwan Co., Ltd., a wholly owned subsidiary of Dai Nippon Printing Co., Ltd. (DNP), to form a joint venture which will operate under the name of Photronics DNP Mask Corporation (PDMC). See Note 22 for further discussion.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

At November 3, 2013, the Company had outstanding purchase commitments of $48 million, which included $42 million related to capital expenditures, and had recorded liabilities for the purchase of equipment of $19 million. See Note 9 for operating lease commitments.

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

The Company's 2013, 2012 and 2011 net sales by geographic area and of ICs and FPDs, and long-lived assets by geographic area were as follows:

	Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011
Net sales
Korea	$134,300	$161,154	$171,327
United States	127,054	135,170	158,005
Taiwan	117,364	109,232	122,070
Europe	41,126	40,653	46,613
All other	2,336	4,230	14,005
	$422,180	$450,439	$512,020

IC	$320,579	$350,105	$391,158
FPD	101,601	100,334	120,862
	$422,180	$450,439	$512,020

	As of
	November 3, 2013	October 28, 2012	October 30, 2011
Long-lived assets
United States	$191,518	$177,614	$159,845
Korea	153,878	120,628	119,855
Taiwan	66,836	72,185	77,367
Europe	10,471	10,262	10,879
All other	37	119	734
	$422,740	$380,808	$368,680

Samsung Electronics Co., Ltd. accounted for 18%, 22% and 20% of the Company's net sales in fiscal years 2013, 2012 and 2011, respectively.

NOTE 18 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following tables set forth the changes in the Company's accumulated other comprehensive income by component (net of tax of $0) for the year ended November 3, 2013:

	Year Ended November 3, 2013
	Foreign Currency	Amortization
	Translation	of Cash
	Adjustments	Flow Hedge	Other	Total

Balance at October 29, 2012	$17,241	$(690)	$(651)	$15,900
Other comprehensive income before reclassifications	9,805	-	54	9,859
Amounts reclassified from other comprehensive income	-	128	-	128
Net current period other comprehensive income	9,805	128	54	9,987
Less: other comprehensive loss attributable to noncontrolling interests	751	-	2	753
Purchase of common stock of subsidiary	-	-	(237)	(237)
Balance at November 3, 2013	$27,797	$(562)	$(832)	$26,403

The amortization of the cash flow hedge is included in Cost of sales in the condensed consolidated statements of income for all periods presented.

NOTE 19 – CONCENTRATIONS OF CREDIT RISK

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

NOTE 20 - OTHER RELATED PARTY TRANSACTIONS

The chairman of the board and chief executive officer of the Company is also the vice chairman of the board and majority shareholder of a company that provides secure managed information technology services to Photronics. Another director of the Company is also a shareholder, chief executive officer and executive chairman of the board of this company. Since 2002, the Company has entered into various service contracts with this company to provide services to all of the Company's worldwide facilities. The Company incurred expenses for services provided by this company of $1.7 million, $1.8 million, and $1.8 million in fiscal years 2013, 2012 and 2011, respectively, and had an outstanding balance of $0.1 million and $0.2 million due to this company as of November 3, 2013 and October 28, 2012, respectively. As of November 3, 2013, the Company had contracted with this company for various services through June 2015 at a cost of $2.2 million.

The Company purchases photomask blanks from a company of which an officer of the Company is a significant shareholder. The Company purchased $20.0 million, $20.1 million and $21.4 million of photomask blanks from this company in 2013, 2012 and 2011, respectively, for which the amount owed to this company was $4.6 million at November 3, 2013, and $4.2 million at October 28, 2012.

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

The Company did not have any assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at November 3, 2013 or October 28, 2012.

Fair Value of Other Financial Instruments

The fair values of the Company's cash and cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying value due to their short-term maturities. The fair value of the Company's variable rate term loan is a Level 2 measurement and approximates its carrying value due to the variable nature of the underlying interest rates. The fair value of the Company's convertible senior notes is a Level 2 measurement that is determined using recent bid prices. The fair value of the Company's financing loan with a customer was a Level 2 measurement that approximated its carrying value due to its short-term maturity.

The table below presents the fair and carrying values of the Company's convertible senior notes at November 3, 2013 and October 28, 2012.

	November 3, 2013		October 28, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value

3.25% convertible senior notes	$130,330	$115,000	$110,239	$115,000
5.5% convertible senior notes	$37,567	$22,054	$27,755	$22,054

NOTE 22 – PENDING MERGER OF PSMC WITH DNP PHOTOMASK TECHNOLOGY TAIWAN CO., LTD.

In November 2013 the Company announced that it had entered into an agreement to merge PSMC with DNP Photomask Technology Taiwan Co., Ltd., a wholly owned subsidiary of Dai Nippon Printing Co., Ltd. (DNP), to form a joint venture to operate under the name of Photronics DNP Mask Corporation (PDMC).  The pending merger, which is a noncash transaction, would result in the Company owning 50.01% and DNP owning 49.99% of PDMC, whose financial results would be included in the Company’s consolidated financial statements. The merger is subject to regulatory approvals and customary closing conditions, and is expected to be completed during the first half of fiscal 2014.

NOTE 23 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data:

	First	Second	Third	Fourth	Year
Fiscal 2013:
				(a)	(a)
Net sales	$99,839	$106,680	$109,652	$106,009	$422,180
Gross margin	21,098	24,789	27,078	26,675	99,640
Net income	2,859	5,442	6,364	4,911	19,576
Net income attributable to Photronics, Inc. shareholders	2,323	4,863	5,940	4,840	17,966

Earnings per share:
Basic	$0.04	$0.08	$0.10	$0.08	$0.30
Diluted	$0.04	$0.08	$0.10	$0.08	$0.29

Fiscal 2012:	(b) (c)	(d)		(e)	(b) (c) (d) (e)

Net sales	$112,154	$117,451	$116,616	$104,218	$450,439
Gross margin	25,458	29,861	32,304	24,297	111,920
Net income	4,841	9,530	11,267	4,217	29,855
Net income attributable to Photronics, Inc. shareholders	4,268	8,818	10,950	3,832	27,868

Earnings per share:
Basic	$0.07	$0.15	$0.18	$0.06	$0.46
Diluted	$0.07	$0.14	$0.16	$0.06	$0.44

(a)	Includes transaction expenses of $0.8 million, net of tax, in connection with the pending joint venture with DNP Photomask Technology Co., Ltd.

(b)	Includes consolidation and restructuring charges of $1.1 million, net of tax, in connection with the discontinuance of manufacturing operations at the Company’s Singapore facility.

(c)	Includes non-cash gain of $0.1 million, net of tax, in connection with subsequent measurement at fair value of warrants issued to purchase the Company’s stock.

(d)	Includes consolidation and restructuring charges of $0.1 million, net of tax, in connection with the discontinuance of manufacturing operations at the Company’s Singapore facility.

(e)	Includes consolidation and restructuring charges of $0.2 million, net of tax, in connection with the discontinuance of manufacturing operations at the Company’s Singapore facility.

NOTE 24 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013 the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2013-02, “Reporting Amounts Reclassified Out of Other Comprehensive Income”. The amendments included in ASU No. 2013-02 require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component, and present changes in accumulated balances for each component of comprehensive income on an interim basis. The Company adopted the provisions of ASU No. 2013-02 in the year ended November 3, 2013, and has presented its required disclosures in Note 18.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of November 3, 2013, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control - Integrated Framework" (1992). Management, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, assessed that the Company's internal control over financial reporting was effective as of November 3, 2013.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company's internal control over financial reporting as of November 3, 2013, as stated in their attestation report on page 34 of this Form 10-K.

January 3, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information as to Directors required by Item 401, 405 and 407(c)(3)(d)(4) and (d)(5) of Regulation S-K is set forth in the Company's 2014 definitive Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the fiscal year covered by this Form 10-K under the caption "PROPOSAL 1 - ELECTION OF DIRECTORS," "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and in the third paragraph under the caption "MEETINGS AND COMMITTEES OF THE BOARD," and is incorporated in this report by reference. The information as to Executive Officers is included in the Company's 2014 definitive Proxy Statement under the caption "EXECUTIVE OFFICERS" and is incorporated in this report by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller. A copy of the code of ethics may be obtained, free of charge, by writing to the vice president general counsel of Photronics, Inc. at 15 Secor Road, Brookfield, Connecticut 06804.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K and paragraph (e)(4) and (e)(5) of Item 407 is set forth in the Company's 2014 definitive Proxy Statement under the captions "EXECUTIVE COMPENSATION," "CERTAIN AGREEMENTS", "DIRECTORS' COMPENSATION", "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "COMPENSATION COMMITTEE REPORT," respectively, and is incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth in the Company’s 2014 definitive Proxy Statement under the caption “EQUITY COMPENSATION PLAN INFORMATION”, and is incorporated in this report by reference. The information required by Item 403 of Regulation S-K is set forth in the Company's 2014 definitive Proxy Statement under the caption "OWNERSHIP OF COMMON STOCK BY DIRECTORS, OFFICERS AND CERTAIN BENEFICIAL OWNERS", and is incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 and Item 407(a) of Regulation S-K is set forth in the Company's 2014 definitive Proxy Statement under the captions "MEETINGS AND COMMITTEES OF THE BOARD" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS", respectively, and is incorporated in this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Rule 14a-101 of the Exchange Act is set forth in the Company's 2014 definitive Proxy Statement under the captions "FEES PAID TO THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" and "AUDIT COMMITTEE REPORT," and is incorporated in this report by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

		Page
		No.
1.	Financial Statements: See "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" in Part II, Item 8 of this Form 10-K.	33

2.	Financial Statement Schedules:

	Report of Independent Registered Public Accounting Firm	65

	Schedule II - Valuation and Qualifying Accounts for the years ended November 3, 2013, October 28, 2012 and October 30, 2011	66

	All other schedules are omitted because they are not applicable.

3.	Exhibits	67

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Photronics, Inc.
Brookfield, Connecticut

We have audited the consolidated financial statements of Photronics, Inc. and subsidiaries (the "Company") as of November 3, 2013 and October 28, 2012, and for each of the three fiscal years ended November 3, 2013, October 28, 2012 and October 30, 2011, and the Company's internal control over financial reporting as of November 3, 2013, and have issued our report thereon dated January 3, 2014; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
January 3, 2014

	Schedule II

	Valuation and Qualifying Accounts
	for the Years Ended November 3, 2013, October 28, 2012
	and October 30, 2011
	(in thousands)

	Balance at	Charged to			Balance at
	Beginning of	Costs and			End of
	Year	Expenses	Deductions		Year
Allowance for Doubtful Accounts

Year ended November 3, 2013	$3,902	$(398)	$37	(a)	$3,541
Year ended October 28, 2012	$4,055	$(203)	$50	(a)	$3,902
Year ended October 30, 2011	$4,235	$298	$(478)	(a)	$4,055

Deferred Tax Asset Valuation Allowance

Year ended November 3, 2013	$55,536	$1,125	$-		$56,661
Year ended October 28, 2012	$53,063	$3,331	$(858)	(b)	$55,536
Year ended October 30, 2011	$61,303	$-	$(8,240)	(b)	$53,063

(a)	Uncollectible accounts written off and impact of foreign currency translation.

(b)	Primarily due to utilization of net operating losses and expiration of investment tax credit.

EXHIBITS INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation as amended July 9, 1986, April 9, 1990, March 16, 1995, November 13, 1997, April 15, 2002 and June 20, 2005.*

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

4.3
Supplement to Indenture dated September 16, 2009 between the Company and the Bank of New York, as Trustee relating to the issuance of the Company’s 5.5% Convertible Notes due 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8K filed September 17, 2009).

4.4
Indenture dated March 28, 2011 between the Company and Wells Fargo (as successor trustee to Nova Scotia) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 29, 2011).

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

10.4	The Company’s 1992 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-8, File Number 33-47446 which was filed April 24, 1994).+

10.5	Amendment to the Employee Stock Purchase Plan as of March 24, 2004 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2011).+

10.6	Amendment to the Employee Stock Purchase Plan as of April 8, 2010 (incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q filed on June 10, 2010).+

10.7	Amendment to the Employee Stock Purchase Plan as of March 28, 2012 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed September 5, 2012).+

10.8	The Company’s 2007 Long-Term Equity Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed September 5, 2012).+

10.9	Amendment to the 2007 Long Term Equity Incentive Plan as of April 8, 2010 (incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q filed on June 10, 2010).+

10.10
Consulting Agreement between the Company and Constantine S. Macricostas, dated July 11, 2005. (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2011 filed on January 13, 2012) +

10.11	Amendment No. 1 to the Consulting Agreement between Constantine S. Macricostas and the Company dated November 10, 2008.*+

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

10.18	Special Warranty Deed dated as of February 29, 2012 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 6, 2012)

10.19
Executive Employment Agreement between the Company and Soo Hong Jeong dated May 31, 2011 (incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q filed on June 8, 2011). +

10.20
Executive Employment Agreement between the Company and Christopher J. Progler, Vice President, Chief Technology Officer dated September 10, 2007 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on January 9, 2013).+

10.21
Executive Employment Agreement between the Company and Peter Kirlin dated May 21, 2010 (incorporated by reference to Exhibit 10.42 of the Company's Quarterly Report on Form 10-Q filed on June 10, 2010).+

10.22
Executive Employment Agreement between the Company and Richelle Burr dated May 21, 2010 (incorporated by reference to Exhibit 10.43 of the Company's Quarterly Report on Form 10-Q filed on June 10, 2010).+

10.23	Form of Amendment to Executive Employment Agreement dated March 16, 2012 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 16, 2012).+

10.24	Third Amended and Restated Credit Agreement dated as of December 5, 2013.*

21	List of Subsidiaries of the Company.*

23	Consent of Deloitte & Touche LLP.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Represents a management contract or compensatory plan or arrangement.

#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

*	Represents an exhibit that is filed with this Annual Report on Form 10-K.

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

PHOTRONICS, INC.
(Registrant)

By	/s/ SEAN T. SMITH	January 3, 2014
Sean T. Smith Senior Vice President Chief Financial Officer (Principal Accounting Officer/ Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ CONSTANTINE S. MACRICOSTAS	January 3, 2014
Constantine S. Macricostas Chairman of the Board Chief Executive Officer (Principal Executive Officer)

By	/s/ SEAN T. SMITH	January 3, 2014
Sean T. Smith Senior Vice President Chief Financial Officer (Principal Accounting Officer/ Principal Financial Officer)

By	/s/ WALTER M. FIEDEROWICZ	January 3, 2014
Walter M. Fiederowicz Director

By	/s/ JOSEPH A. FIORITA, JR.	January 3, 2014
Joseph A. Fiorita, Jr. Director

By	/s/ LIANG-CHOO HSIA	January 3, 2014
Liang-Choo Hsia Director

By	/s/ GEORGE MACRICOSTAS	January 3, 2014
George Macricostas Director

By	/s/ MITCHELL G. TYSON	January 3, 2014
Mitchell G. Tyson Director