Form 10-Q
period 2014-02-02
PHOTRONICS INC
filed 2014-03-06
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 2, 2014
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2014
Common Stock, $0.01 par value	61,657,273 Shares

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

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	February 2, 2014	November 3, 2013

ASSETS

Current assets:
Cash and cash equivalents	$189,228	$215,615
Accounts receivable, net of allowance of $3,297 in 2014 and $3,541 in 2013	72,046	73,357
Inventories	19,566	18,849
Other current assets	11,273	10,645
Total current assets	292,113	318,466

Property, plant and equipment, net	434,201	422,740
Investment in joint venture	93,104	93,124
Intangible assets, net	32,634	34,080
Deferred income taxes	12,317	12,455
Other assets	6,399	5,064
Total assets	$870,768	$885,929

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term borrowings	$9,387	$11,818
Accounts payable	84,878	68,421
Accrued liabilities	20,978	24,348
Total current liabilities	115,243	104,587

Long-term borrowings	161,080	182,203
Other liabilities	13,241	11,308
Total liabilities	289,564	298,098

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 61,325 shares issued and outstanding at February 2, 2014 and 61,083 shares issued and outstanding at November 3, 2013	613	611
Additional paid-in capital	500,409	498,861
Retained earnings	61,432	59,439
Accumulated other comprehensive income	17,980	26,403
Total Photronics, Inc. shareholders' equity	580,434	585,314
Noncontrolling interests	770	2,517
Total equity	581,204	587,831
Total liabilities and equity	$870,768	$885,929

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	February 2, 2014	January 27, 2013

Net sales	$101,542	$99,839

Costs and expenses:

Cost of sales	(78,660)	(78,741)

Selling, general and administrative	(12,278)	(11,067)

Research and development	(4,974)	(4,839)
Operating income	5,630	5,192

Other income (expense):
Interest expense	(1,984)	(1,887)
Interest and other income (expense), net	1,111	1,296
Income before income tax provision	4,757	4,601

Income tax provision	(2,716)	(1,742)
Net income	2,041	2,859

Net income attributable to noncontrolling interests	(48)	(536)

Net income attributable to Photronics, Inc. shareholders	$1,993	$2,323

Earnings per share:

Basic	$0.03	$0.04
Diluted	$0.03	$0.04

Weighted-average number of common shares outstanding:

Basic	61,200	60,277
Diluted	62,136	61,095

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended
	February 2, 2014	January 27, 2013

Net income	$2,041	$2,859

Other comprehensive income (loss), net of tax of $0:

Foreign currency translation adjustments	(8,524)	8,137

Amortization of cash flow hedge	32	32

Total other comprehensive income (loss), net of tax	(8,492)	8,169
Comprehensive income (loss)	(6,451)	11,028

Less: comprehensive loss (income) attributable to noncontrolling interests	32	(765)
Comprehensive income (loss) attributable to Photronics, Inc. shareholders	$(6,419)	$10,263

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	February 2, 2014	January 27, 2013

Cash flows from operating activities:
Net income	$2,041	$2,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,899	19,157
Changes in assets and liabilities:
Accounts receivable	(40)	1,910
Inventories	(1,016)	(997)
Other current assets	(806)	(2,895)
Accounts payable, accrued liabilities, and other	(3,881)	(1,369)
Net cash provided by operating activities	14,197	18,665

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,184)	(15,539)
Increase in restricted cash	(1,698)	-
Other	67	(1,043)
Net cash used in investing activities	(13,815)	(16,582)

Cash flows from financing activities:
Repayments of long-term borrowings	(23,554)	(1,655)
Purchase of common stock by subsidiary	-	(4,190)
Payment of deferred financing fees	(310)	-
Proceeds from share-based arrangements	518	203
Net cash used in financing activities	(23,346)	(5,642)
Effect of exchange rate changes on cash	(3,423)	3,287
Net decrease in cash and cash equivalents	(26,387)	(272)
Cash and cash equivalents at beginning of period	215,615	218,043
Cash and cash equivalents at end of period	$189,228	$217,771

Supplemental disclosure of non-cash information:

Accrual for property, plant and equipment purchased during the period	$34,335	$16,342

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended February 2, 2014 and January 27, 2013
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending November 2, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 3, 2013.

NOTE 2 - CHANGES IN EQUITY

The following tables set forth the Company's consolidated changes in equity for the three months ended February 2, 2014 and January 27, 2013:

	Three Months Ended February 2, 2014
	Photronics, Inc. Shareholders

					Accumulated
	Common Stock		Additional		Other	Non-
			Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

Balance at November 3, 2013	61,083	$611	$498,861	$59,439	$26,403	$2,517	$587,831

Net income	-	-	-	1,993	-	48	2,041
Other comprehensive income	-	-	-	-	(8,412)	(80)	(8,492)
Sale of common stock through employee stock option and purchase plans	130	1	408	-	-	-	409
Restricted stock awards vesting and expense	112	1	208	-	-	-	209
Share-based compensation expense	-	-	896	-	-	-	896
Redemption of common stock by subsidiary	-	-	36	-	(11)	(1,715)	(1,690)
Balance at February 2, 2014	61,325	$613	$500,409	$61,432	$17,980	$770	$581,204

Index
	Three Months Ended January 27, 2013
	Photronics, Inc. Shareholders

					Accumulated
	Common Stock		Additional		Other	Non-
			Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

Balance at October 28, 2012	60,213	$602	$493,411	$41,473	$15,900	$34,615	$586,001

Net income	-	-	-	2,323	-	536	2,859
Other comprehensive income	-	-	-	-	7,939	230	8,169
Sale of common stock through employee stock option and purchase plans	77	1	110	-	-	-	111
Restricted stock awards vesting and expense	72	-	269	-	-	-	269
Share-based compensation expense	-	-	616	-	-	-	616
Repurchase of common stock by subsidiary	-	-	579	-	(27)	(4,736)	(4,184)
Balance at January 27, 2013	60,362	$603	$494,985	$43,796	$23,812	$30,645	$593,841

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	February 2, 2014	November 3, 2013

Land	$8,637	$8,692
Buildings and improvements	104,641	103,676
Machinery and equipment	1,253,911	1,225,091
Leasehold improvements	3,919	4,179
Furniture, fixtures and office equipment	11,137	11,546
Construction in progress	76,668	97,319
	1,458,913	1,450,503
Less accumulated depreciation and amortization	1,024,712	1,027,763
	$434,201	$422,740

Equipment under capital leases are included in above property, plant and equipment as follows:

	February 2, 2014	November 3, 2013

Machinery and equipment	$56,245	$21,327
Construction in progress	-	34,918
	56,245	56,245
Less accumulated amortization	6,213	4,932
	$50,032	$51,313

Depreciation expense for property, plant and equipment (excluding equipment under capital leases) was $14.7 million and $17.1 million for the three month periods ended February 2, 2014 and January 27, 2013, respectively. Amortization expense for equipment under capital leases was $1.3 million and $0.5 million for the three month periods ended February 2, 2014 and January 27, 2013, respectively.

Index
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

The Company has utilized MP Mask for both high-end IC photomask production and research and development purposes. MP Mask charges its variable interest holders based on their actual usage of its facility. MP Mask separately charges for any research and development activities it engages in at the requests of its owners. The Company recorded cost of sales of $1.0 million and $1.9 million during the three month periods ended February 2, 2014 and January 27, 2013, respectively, and research and development expenses of $0.2 million during each of the three month periods. As of February 2, 2014 and November 3, 2013, the Company owed MP Mask $3.6 million and $4.5 million, respectively, and had a receivable from Micron of $5.4 million and $4.9 million, respectively, both primarily related to the aforementioned supply agreements.

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

The Company's investment in the VIE, which represents its maximum exposure to loss, was $93.1 million at February 2, 2014 and at November 3, 2013. This amount is reported in the Company's condensed consolidated balance sheets as "Investment in joint venture". The Company recorded a loss of $0.2 million from its investment in the three month period ended January 27, 2013 and recorded no income or loss in the three month period ended February 2, 2014. Income or loss from the VIE is included in "Interest and other income (expense), net" in the condensed consolidated statements of income.

NOTE 5 - LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

	February 2, 2014	November 3, 2013

3.25% convertible senior notes due in April 2016	$115,000	$115,000
2.77% capital lease obligation payable through July 2018	23,826	25,065
5.50% convertible senior notes due in October 2014	22,054	22,054
Term loan, which bore interest at a variable rate, as defined, repaid in December 2013	-	21,250
3.09% capital lease obligation payable through March 2016	9,587	10,652
	170,467	194,021
Less current portion	9,387	11,818
	$161,080	$182,203

Index
In December 2013 the Company amended its credit facility, increasing its limit to $50 million with an expansion capacity to $75 million, and extending its term to December 2018. The interest rate spread on borrowings has been reduced and the minimum fixed charge ratio has been replaced with a minimum interest coverage ratio under the terms of the amended credit facility which, in addition, increased the investment baskets (as defined in the credit facility) and continues to include total leverage ratio and minimum unrestricted cash balance covenants. The credit facility bears interest (1.9% at February 2, 2014) based on the Company’s total leverage ratio, at LIBOR plus a spread, as defined in the credit facility. As of February 2, 2014, the Company had no outstanding borrowings under the credit facility and $50 million was available for borrowing. The credit facility is secured by substantially all of the Company’s assets located in the United States, as well as common stock the Company owns in certain of its foreign subsidiaries.

In August 2013 a $26.4 million principal amount, five year capital lease commenced to fund the purchase of a high-end lithography tool. Payments under the capital lease, which bears interest at 2.77% are $0.5 million per month through July 2018.  Under the terms of the lease agreement, the Company must maintain the equipment in good working order, and is subject to a cross default with cross acceleration provision related to certain nonfinancial covenants incorporated in its credit facility. As of February 2, 2014, the total amount payable through the end of the lease term was $25.4 million, of which $23.8 million represented principal and $1.6 million represented interest.

In March 2012 the Company, in connection with its purchase of the U.S. nanoFab facility, amended its credit facility (“the credit facility”) to include the addition of a $25 million term loan that was to mature in March 2017. In December 2013, simultaneous with the amendment of its credit facility discussed above, the Company repaid the $21.3 million balance of this term loan that was outstanding at November 3, 2013.

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

In September 2009 the Company issued, through a public offering, $57.5 million aggregate principal amount of 5.5% convertible senior notes, which were to mature on October 1, 2014. Under the terms of the offering, the note holders could convert each $1,000 principal amount of notes to approximately 197 shares of common stock (equivalent to an initial conversion price of $5.08 per share of common stock) on, or before, September 30, 2014. The conversion rate is subject to adjustment upon the occurrence of certain events which are described in the indenture dated September 16, 2009. The Company is not required to redeem the notes prior to their maturity. The net proceeds of this offering were approximately $54.9 million, which were used to reduce amounts outstanding under the Company’s credit facility. As discussed above, $35.4 million aggregate principal amount of these notes were acquired by the Company during fiscal 2011. As discussed above, in December 2013 the Company entered into a new five year $50 million credit facility. The Company intends to repay the remaining outstanding 5.5% convertible senior notes issued in September 2009 with borrowings against this new credit facility and, therefore, has classified as long-term the entire $22.1 million of those notes that were outstanding as of February 2, 2014.

In April 2011 the Company entered into a five year, $21.2 million capital lease for manufacturing equipment. Payments under the lease, which bears interest at 3.09%, are $0.4 million per month through March 2016. The lease agreement provides that the Company must maintain the equipment in good working order, and includes a cross default with cross acceleration provision related to certain non-financial covenants incorporated in the Company's credit facility agreement. As of February 2, 2014, the total amount payable through the end of the lease term was $9.9 million, of which $9.6 million represented principal and $0.3 million represented interest.

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

Index
NOTE 7 - SHARE-BASED COMPENSATION

In March 2007 the Company’s shareholders approved a new share-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to, shares of the Company's common stock may be granted from shares authorized but unissued or shares previously issued and reacquired by the Company. A maximum of six million shares of common stock may be issued under the Plan. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. The Company incurred total share-based compensation costs of $1.1 million and $0.9 million for the three month periods ended February 2, 2014 and January 27, 2013, respectively. No share-based compensation cost was capitalized as part of an asset and no related income tax benefits were recorded during the periods presented.

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

The weighted-average inputs and risk-free rate of return ranges used to calculate the grant date fair value of options issued during the three month periods ended February 2, 2014 and January 27, 2013, are presented in the following table.

	Three Months Ended
	February 2, 2014	January 27, 2013
Volatility	61.1%	100.1%
Risk free rate of return	1.4%	0.5% - 0.7%
Dividend yield	0.0%	0.0%
Expected term	4.6 years	4.3 years

     Information on outstanding and exercisable option awards as of February 2, 2014, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at February 2, 2014	4,616,076	$8.62	6.0 years	$9,535

Exercisable at February 2, 2014	3,042,501	$9.36	4.5 years	$7,421

     There were 612,500 share options granted during the three month period ended February 2, 2014, with a weighted-average grant date fair value of $4.45 per share, and there were 564,000 share options granted during the three month period ended January 27, 2013, with a weighted-average grant date fair value of $3.99 per share. As of February 2, 2014, the total unrecognized compensation cost related to unvested option awards was approximately $5.6 million. That cost is expected to be recognized over a weighted-average amortization period of 2.8 years.

Index
Restricted Stock

The Company periodically grants restricted stock awards. The restrictions on these awards lapse over a service period that has ranged from less-than-one to eight years. There were 111,667 restricted stock awards issued during the three month period ended February 2, 2014, with a weighted-average grant date fair value of $8.86 per share, and there were 204,500 restricted stock awards granted during the three month period ended January 27, 2013, with a weighted-average grant date fair value of $5.46 per share. As of February 2, 2014, the total compensation cost not yet recognized related to unvested restricted stock awards was approximately $1.8 million. That cost is expected to be recognized over a weighted-average amortization period of 2.1 years. As of February 2, 2014, there were 294,669 shares of restricted stock outstanding.

NOTE 8 - INCOME TAXES

The effective income tax rates for the three month periods ended February 2, 2014 and January 27, 2013, differ from the rates computed by applying the U.S. statutory rate of 35% to income before income taxes for the periods primarily due to foreign tax rate differences, as well as the existence of valuation allowances in jurisdictions with historical and continuing tax losses.

Unrecognized tax benefits related to uncertain tax positions were $4.9 million at February 2, 2014 and November 3, 2013, of which $1.7 million would favorably impact the Company's effective tax rate if recognized. Accrued interest and penalties related to unrecognized tax benefits was $0.1 million at February 2, 2014 and November 3, 2013. As of February 2, 2014, the total amount of unrecognized tax benefits is not expected to significantly increase or decrease in the next twelve months.

PKLT, the Company's FPD manufacturing facility in Taiwan, is accorded a tax holiday which commenced in 2012 and expires in 2017. The tax holiday had no dollar or per share effect in the three month periods ended February 2, 2014 and January 27, 2013.

NOTE 9 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented below.

	Three Months Ended
	February 2, 2014	January 27, 2013

Net income attributable to Photronics, Inc. shareholders	$1,993	$2,323

Effect of dilutive securities	-	-
Earnings for diluted earnings per share	$1,993	$2,323
Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	61,200	60,277
Effect of dilutive securities:
Share-based payment awards	936	685
Common stock warrants	-	133
Potentially dilutive common shares	936	818
Weighted-average common shares used for diluted earnings per share	62,136	61,095

Basic earnings per share	$0.03	$0.04
Diluted earnings per share	$0.03	$0.04

Index
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

	Three Months Ended
	February 2, 2014	January 27, 2013

Convertible notes	15,423	15,423
Share-based payment awards	2,158	2,943
Total potentially dilutive shares excluded	17,581	18,366

NOTE 10 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following table sets forth the changes in the Company's accumulated other comprehensive income by component (net of tax of $0) for the three month period ended February 2, 2014:

	Three Months Ended February 2, 2014
	Foreign Currency	Amortization
	Translation	of Cash
	Adjustments	Flow Hedge	Other	Total

Balance at November 4, 2013	$27,797	$(562)	$(832)	$26,403
Other comprehensive income (loss) before reclassifications	(8,551)	-	27	(8,524)
Amounts reclassified from other comprehensive income	-	32	-	32
Net current period other comprehensive income (loss)	(8,551)	32	27	(8,492)
Less: other comprehensive loss attributable to noncontrolling interests	80	-	-	80
Redemption of common stock of subsidiary	-	-	(11)	(11)
Balance at February 2, 2014	$19,326	$(530)	$(816)	$17,980

Index
NOTE 11 – GEOGRAPHIC INFORMATION

The Company operates as a single operating segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of ICs and FPDs. Geographic net sales are based primarily on where the Company's manufacturing facility is located.

The Company's net sales by geographic area and for ICs and FPDs for the three month periods ended February 2, 2014 and January 27, 2013, and long-lived assets by geographic area as of February 2, 2014 and November 3, 2013, are presented below.

	Three Months Ended
	February 2, 2014	January 27, 2013
Net sales
Korea	$36,816	$33,971
Taiwan	29,178	28,394
United States	25,153	28,220
Europe	9,876	8,600
All other	519	654
	$101,542	$99,839

IC	$76,214	$74,425
FPD	25,328	25,414
	$101,542	$99,839

	As of
	February 2, 2014	November 3, 2013
Long-lived assets
United States	$192,311	$191,518
Korea	170,460	153,878
Taiwan	61,358	66,836
Europe	10,042	10,471
All other	30	37
	$434,201	$422,740

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

The Company did not have any assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at February 2, 2014 or November 3, 2013.

Index
Fair Value of Other Financial Instruments

The fair values of the Company's cash and cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying value due to their short-term maturities. The fair value of the Company's variable rate term loan, that was repaid in December 2013, was a Level 2 measurement and approximated its carrying value due to the variable nature of the underlying interest rates. The fair value of the Company's convertible senior notes is a Level 2 measurement that is determined using recent bid prices. The table below presents the fair and carrying values of the Company's convertible senior notes at February 2, 2014 and November 3, 2013.

	February 2, 2014		November 3, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value

3.25% convertible senior notes	$124,994	$115,000	$130,330	$115,000
5.50% convertible senior notes	$35,571	$22,054	$37,567	$22,054

NOTE 13 - SUBSIDIARY SHARE REPURCHASE

Since the second quarter of fiscal 2011, the board of directors of PSMC, a subsidiary of the Company based in Taiwan, has authorized several share repurchase programs for PSMC to purchase for retirement shares of its outstanding common stock. The last of these repurchase programs concluded in the first fiscal quarter of 2013 in which PSMC purchased 9.2 million shares at a cost of $4.2 million. These repurchase programs increased the Company's ownership in PSMC from 72.09% at October 28, 2012, to 75.11% at January 27, 2013. During fiscal 2013 the Company increased its ownership interest in PSMC, primarily through a tender offer, to 98.63% by purchasing 51.4 million shares at a cost of $28.1 million. In January 2014 the Company increased its ownership percentage in PSMC to 100% at a cost of $1.7 million for the then remaining 3.0 million shares that were not owned by the Company.

The table below presents the effect of the change in the Company's ownership interest in PSMC on the Company's equity for the first fiscal quarters of 2014 (3.0 million shares of common stock of PSMC acquired) and 2013 (9.2 million shares of PSMC common stock acquired).

	Three Months Ended
	February 2, 2014	January 27, 2013

Net income attributable to Photronics, Inc. shareholders	$1,993	$2,323

Increase in Photronics, Inc.'s additional paid-in capital	36	579

Decrease in Photronics, Inc. shareholders’ accumulated other comprehensive income	(11)	(27)

Change from net income attributable to Photronics, Inc. shareholders and transfer from noncontrolling interest	$2,018	$2,875

In November 2013 the Company announced that it had entered into an agreement to merge PSMC with DNP Photomask Technology Taiwan Co., Ltd., a wholly owned subsidiary of Dai Nippon Printing Co., Ltd. (DNP), to form a joint venture which will operate under the name of Photronics DNP Mask Corporation (PDMC). See Note 16 for further discussion.

Index
NOTE 14 - COMMITMENTS AND CONTINGENCIES

As of February 2, 2014, the Company had commitments outstanding for capital equipment expenditures of approximately $85 million. See Note 16 regarding pending subsidiary merger.

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

NOTE 16 – PENDING MERGER OF PSMC WITH DNP PHOTOMASK TECHNOLOGY TAIWAN CO., LTD.

In November 2013 the Company announced that it had entered into an agreement to merge PSMC with DNP Photomask Technology Taiwan Co., Ltd., a wholly owned subsidiary of Dai Nippon Printing Co., Ltd. (DNP), to form a joint venture to operate under the name of Photronics DNP Mask Corporation (PDMC). The pending merger, which is a noncash transaction, would result in the Company owning 50.01% and DNP owning 49.99% of PDMC, whose financial results would be included in the Company’s consolidated financial statements. The merger is subject to regulatory approvals and customary closing conditions, and is expected to be completed during the first half of fiscal 2014. In the three month period ended February 2, 2014, the Company incurred $0.4 million in transaction expenses relating to the pending merger.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management's discussion and analysis ("MD&A") of the Company's financial condition, results of operations and outlook should be read in conjunction with its condensed consolidated financial statements and related notes. Various segments of this MD&A contain forward-looking statements, all of which are presented based on current expectations and may be adversely affected by uncertainties and risk factors (presented throughout this filing and in the Company's Annual Report on Form 10-K for the fiscal 2013 year), that may cause actual results to materially differ from these expectations.

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

Index
Material Changes in Results of Operations
Three Months ended February 2, 2014 and January 27, 2013

The following table represents selected operating information expressed as a percentage of net sales.

	Three Months Ended
	February 2, 2014	January 27, 2013

Net sales	100.0%	100.0%
Cost of sales	(77.5)	(78.9)
Gross margin	22.5	21.1
Selling, general and administrative expenses	(12.1)	(11.1)
Research and development expenses	(4.9)	(4.8)
Operating income	5.5	5.2
Other income (expense), net	(0.8)	(0.6)
Income before income tax provision	4.7	4.6
Income tax provision	(2.7)	(1.7)
Net income	2.0	2.9
Net income attributable to noncontrolling interests	-	(0.6)
Net income attributable to Photronics, Inc. shareholders	2.0%	2.3%

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three months ended February 2, 2014 (Q1-14) and January 27, 2013 (Q1-13) in millions of dollars.

Net Sales

	Three Months Ended
	Q1-14	Q1-13	Percent Change

IC	$76.2	$74.4	2.4%
FPD	25.3	25.4	-
Total net sales	$101.5	$99.8	1.7%

Net sales for Q1-14 increased 1.7% to $101.5 million as compared to $99.8 million for Q1-13. The increase was primarily the result of increased sales of mainstream IC units. FPD revenues were $25.3 million in Q1-14 as compared to $25.4 million in Q1-13. Revenues attributable to high-end products decreased by $3.1 million to $32.2 million in Q1-14 as compared to $35.3 million in Q1-13. High-end photomask applications, which typically have higher ASPs, include mask sets for 45 nanometer and below for IC products, and G8 and above and active matrix organic light-emitting diode (AMOLED) display screen technologies for FPD products. By geographic area, net sales in Q1-14 as compared to Q1-13, increased by $2.8 million or 8.4 % in Korea, decreased by $3.1 million or 10.9% in the United States, increased by $0.8 million or 2.8% in Taiwan, increased by $1.3 million or 14.8% in Europe and decreased by $0.1 million at other international locations.

Index
Gross Margin

	Three Months Ended
	Q1-14	Q1-13	Percent Change

Gross margin	$22.9	$21.1	8.5%
Percentage of net sales	22.5%	21.1%

Gross margin percentage increased to 22.5% in Q1-14 as compared to 21.1% in Q1-13. This increase was primarily due to an increase in sales in Q1-14 as compared to Q1-13. The Company operates in a high fixed cost environment and, to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.

Selling, General and Administrative Expenses

	Three Months Ended
	Q1-14	Q1-13	Percent Change
S,G&A expenses	$12.3	$11.1	10.9%
Percentage of net sales	12.1%	11.1%

Selling, general and administrative expenses increased $1.2 million to $12.3 million in Q1-14 as compared to $11.1 million in Q1-13. This increase was primarily due to transaction expenses of $0.4 million related to the pending joint venture discussed in Note 16 of the condensed consolidated financial statements, and increased compensation expense.

Research and Development

	Three Months Ended
	Q1-14	Q1-13	Percent Change

R&D expenses	$5.0	$4.8	2.8%
Percentage of net sales	4.9%	4.8%

Research and development expenses consist primarily of global development efforts related to high-end process technologies for advanced sub-wavelength reticle solutions for IC technologies. Research and development expenses increased $0.2 million in Q1-14 as compared to Q1-13 primarily due to increased activities at advanced nanometer technology nodes for IC photomasks.

Index
Other Income (Expense), net

	Three Months Ended
	Q1-14	Q1-13

Interest expense	$(2.0)	$(1.9)
Interest and other income (expense), net	1.1	1.3
Other income (expense), net	$(0.9)	$(0.6)

Interest expense increased slightly in Q1-14 as compared to Q1-13, primarily as a result of increased interest expense related to a 2.77% capital lease obligation that commenced in August 2013 related to the purchase of a high-end lithography tool. Interest and other income (expense), net decreased in Q1-14 as compared to Q1-13 primarily as a result of reduced interest income on lower average cash balances.

Provision for Income Taxes

	Three Months Ended
	Q1-14	Q1-13

Income tax provision	$2.7	$1.7

Effective income tax rate	57.1%	37.9%

The effective income tax rate increased in Q1-14 as compared to Q1-13 primarily due to higher income tax provisions recorded in jurisdictions in which the Company generated income before income taxes which, due to valuation allowances, were not significantly offset by income tax benefits recorded in jurisdictions in which the Company incurred losses before income taxes.

 Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased to a minor amount in Q1-14 as compared to $0.5 million in Q1-13, primarily as a result of the Company acquiring additional shares of PSMC, the Company's IC manufacturing subsidiary in Taiwan, through a tender offer in FY-13. As a result of this and other initiatives, the Company’s ownership percentage in PSMC increased by 24.89% to 100% during Q1-14 from 75.11% in Q1-13. See Note 13 of the condensed consolidated financial statements for further discussion of the Company’s increased ownership interest in PSMC. The Company’s ownership percentage in its subsidiary in Korea was 99.7% in Q1-14 and Q1-13.

Liquidity and Capital Resources

The Company's working capital was $176.9 million at February 2, 2014, and $213.9 million at November 3, 2013. The decrease in working capital was primarily related to increased accruals for capital equipment of $20 million for high-end inspection tools and the repayment of a long-term loan, as discussed in Note 5 of the condensed consolidated financial statements. Cash and cash equivalents were $189.2 million at February 2, 2014 and $215.6 million at November 3, 2013. Net cash provided by operating activities was $14.2 million for the three months ended February 2, 2014, as compared to $18.7 million for the three month period ended January 27, 2013, the decrease primarily due to larger increases in accounts receivable and other current assets than in the prior year. Net cash used in investing activities for the three months ended February 2, 2014, was $13.8 million, which was comprised primarily of capital expenditure payments. Net cash used in financing activities of $23.3 million for the three months ended February 2, 2014, was primarily comprised of repayments of long-term borrowings. The Company may use its cash available on hand for operations, capital expenditures, debt repayments, strategic opportunities, stock repurchases or other corporate uses, any of which may be material.

Index
As of February 2, 2014 and November 3, 2013, the Company’s total cash and cash equivalents include $165.0 million and $165.7 million, respectively, held by its foreign subsidiaries. The majority of earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested. The Company’s foreign subsidiaries continue to grow through the reinvestment of earnings in additional manufacturing capacity and capability, particularly in the high-end IC and FPD areas. A repatriation of these funds to the U.S. may be subject to U.S. federal income taxes and local country withholding tax in certain jurisdictions.

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

In December 2013 the Company amended its credit facility to a five year $50 million credit facility with an expansion capacity of $75 million. Simultaneously, the Company repaid its $21.3 million term loan. The credit facility is secured by substantially all of the Company's assets located in the United States, as well as common stock the Company owns in certain of its foreign subsidiaries, and is subject to the following financial covenants: minimum interest coverage, total leverage ratio and minimum unrestricted cash balance. As of February 2, 2014, the Company was in compliance with the covenants of the credit facility, had no outstanding borrowings under the credit facility and $50 million was available for borrowing. The credit facility bears interest (1.9% at February 2, 2014) based on the Company’s total leverage ratio, at LIBOR plus a spread, as defined in the credit facility.

In June 2013 the Company completed a tender offer for shares of PSMC. A total of 50.3 million shares were tendered at the offering price of 16.30 NTD, equivalent to a total of $27.4 million. In September 2013 the Company purchased an additional 1.1 million shares of PSMC for $0.7 million, and in January 2014 the Company acquired all of the 3.0 million shares that were then held by noncontrolling interests at a cost of $1.7 million.

PSMC, through a series of repurchase programs which commenced in 2011 and ended in 2013, repurchased shares of its outstanding common stock. These repurchase programs resulted in 9.2 million shares being purchased for $4.2 million in 2013, 35.9 million shares being purchased for $15.6 million in 2012 and 21.6 million shares being purchased for $9.9 million in 2011.

In August 2013 a $26.4 million principal amount, five year capital lease to fund the purchase of a high-end lithography tool commenced. Payments under the lease, which bears interest at 2.77% are $0.5 million per month through July 2018. Under the terms of the lease agreement, the Company must maintain the equipment in good working order, and the lease is subject to a cross default with a cross acceleration provision related to certain nonfinancial covenants incorporated in its credit facility. As of February 2, 2014, the total amount payable through the end of the lease term was $25.4 million, of which $23.8 million represented principal and $1.6 million represented interest.

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

As of February 2, 2014, the Company had capital equipment commitments outstanding of approximately $85 million. The Company believes that its currently available resources, together with its capacity for growth, and its access to equity and other financing sources, will be sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the next twelve months. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations, existing cash, and cash available under its credit facility.

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

Index
Off-Balance Sheet Arrangements

Under the MP Mask joint venture operating agreement, in order to maintain its 49.99% ownership interest, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount specified in the operating agreement. Cumulatively through February 2, 2014, the Company has contributed $32.5 million to the joint venture, and has received distributions from the joint venture totaling $10.0 million.

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

The Company's primary net foreign currency exposures as of February 2, 2014, included the Korean won, the Japanese yen, the New Taiwan dollar, the Singapore dollar, the British pound, and the euro. As of February 2, 2014, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $5.6 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations, or cash flows.

Index
Interest Rate Risk

At February 2, 2014, the Company did not have any variable rate borrowings. A 10% change in interest rates would not have had a material effect on the Company’s consolidated financial position, results of operations, or cash flows in the three month period ended February 2, 2014.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the Company's first quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1A.	RISK FACTORS

There have been no material changes to risks relating to the Company's business as disclosed in Part 1, Item 1A of the Company's Form 10-K for the year ended November 3, 2013.

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

Date:  March 6, 2014