Form 10-Q
period 2014-05-04
PHOTRONICS INC
filed 2014-06-06
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2014
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2014
Common Stock, $0.01 par value	61,690,070 Shares

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of Photronics, Inc. ("Photronics" or the "Company"). These statements are based on management's beliefs, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be identified by words like "expect," "anticipate," "believe," "plan," "projects," “could,” “estimate,” “intend,” “may,” “will” and similar expressions, or the negative of such terms, or other comparable terminology. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this quarterly report on Form 10-Q or in other documents filed with the Securities and Exchange Commission in press releases or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls regarding, among other things, the consummation and benefits of transactions and acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. Various factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements expressed or implied by forward-looking statements. Factors that might affect forward-looking statements include, but are not limited to, overall economic and business conditions; economic and political conditions in international markets; the demand for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate and other capital market conditions, including changes in the market price of the Company's securities; foreign currency exchange rate fluctuations; changes in technology; the timing, impact, and other uncertainties relating to transactions and acquisitions, divestitures and joint ventures as well as decisions the Company may make in the future regarding the Company’s business, capital and organizational structure and other matters; the seasonal and cyclical nature of the semiconductor and flat panel display industries; management changes; damage or destruction to the Company's facilities, or the facilities of its customers or suppliers, by natural disasters, labor strikes, political unrest, or terrorist activity; the ability of the Company to (i) place new equipment in service on a timely basis; (ii) obtain additional financing; (iii) achieve anticipated synergies and cost savings; (iv) fully utilize its tools; (v) achieve desired yields, pricing, product mix, and market acceptance of its products and (vi) obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company's expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements, except as otherwise required by securities and other applicable laws.

PHOTRONICS, INC.
AND SUBSIDIARIES

Index
PART I.	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	May 4, 2014	November 3, 2013

ASSETS

Current assets:
Cash and cash equivalents	$191,828	$215,615
Accounts receivable, net of allowance of $2,621 in 2014 and $3,541 in 2013	97,654	73,357
Inventories	21,923	18,849
Other current assets	29,406	10,645
Total current assets	340,811	318,466

Property, plant and equipment, net	534,065	422,740
Investment in joint venture	93,085	93,124
Intangible assets, net	32,767	34,080
Deferred income taxes	12,134	12,455
Other assets	8,148	5,064
Total assets	$1,021,010	$885,929

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term borrowings	$10,231	$11,818
Accounts payable	82,673	68,421
Accrued liabilities	38,501	24,348
Total current liabilities	131,405	104,587

Long-term borrowings	158,691	182,203
Other liabilities	21,175	11,308
Total liabilities	311,271	298,098

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 61,408 shares issued and outstanding at May 4, 2014 and 61,083 shares issued and outstanding at November 3, 2013	614	611
Additional paid-in capital	495,516	498,861
Retained earnings	76,972	59,439
Accumulated other comprehensive income	30,019	26,403
Total Photronics, Inc. shareholders' equity	603,121	585,314
Noncontrolling interests	106,618	2,517
Total equity	709,739	587,831
Total liabilities and equity	$1,021,010	$885,929

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 4, 2014	April 28, 2013	May 4, 2014	April 28, 2013

Net sales	$104,882	$106,680	$206,424	$206,519

Costs and expenses:

Cost of sales	(82,692)	(81,891)	(161,352)	(160,632)

Selling, general and administrative	(13,419)	(12,151)	(25,697)	(23,218)

Research and development	(5,939)	(4,556)	(10,913)	(9,395)
Operating income	2,832	8,082	8,462	13,274

Other income (expense):
Gain on acquisition	16,372	-	16,372	-
Interest expense	(1,816)	(1,909)	(3,800)	(3,796)
Interest and other income (expense), net	594	993	1,705	2,289
Income before income tax provision	17,982	7,166	22,739	11,767

Income tax provision	(2,032)	(1,724)	(4,747)	(3,466)
Net income	15,950	5,442	17,992	8,301

Net income attributable to noncontrolling interests	(410)	(579)	(459)	(1,114)

Net income attributable to Photronics, Inc. shareholders	$15,540	$4,863	$17,533	$7,187

Earnings per share:

Basic	$0.25	$0.08	$0.29	$0.12
Diluted	$0.22	$0.08	$0.27	$0.12

Weighted-average number of common shares outstanding:

Basic	61,372	60,493	61,286	60,385
Diluted	77,705	61,501	77,632	61,298

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	May 4, 2014	April 28, 2013	May 4, 2014	April 28, 2013

Net income	$15,950	$5,442	$17,992	$8,301

Other comprehensive income (loss), net of tax of $0:

Foreign currency translation adjustments	11,630	(13,104)	3,106	(4,963)

Amortization of cash flow hedge	32	32	64	64

Other	-	14	-	10

Total other comprehensive income (loss)	11,662	(13,058)	3,170	(4,889)
Comprehensive income (loss)	27,612	(7,616)	21,162	3,412

Less: comprehensive income (loss) attributable to noncontrolling interests	443	(82)	411	682
Comprehensive income (loss) attributable to Photronics, Inc. shareholders	$27,169	$(7,534)	$20,751	$2,730

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	May 4, 2014	April 28, 2013

Cash flows from operating activities:
Net income	$17,992	$8,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,782	37,490
Gain on acquisition	(16,372)	-
Changes in assets and liabilities:
Accounts receivable	3,552	(8,086)
Inventories	(1,676)	(1,063)
Other current assets	3,144	(1,572)
Accounts payable, accrued liabilities and other	(3,523)	864
Net cash provided by operating activities	39,899	35,934

Cash flows from investing activities:
Purchases of property, plant and equipment	(42,385)	(31,866)
Cash from acquisition	4,508	-
Other	(910)	(2,822)
Net cash used in investing activities	(38,787)	(34,688)

Cash flows from financing activities:
Repayments of long-term borrowings	(25,100)	(3,319)
Repurchase of common stock by subsidiary	-	(4,190)
Payments of deferred financing fees	(309)	(40)
Proceeds from share-based arrangements	888	588
Other	(543)	-
Net cash used in financing activities	(25,064)	(6,961)
Effect of exchange rate changes on cash and cash equivalents	165	(1,776)
Net increase (decrease) in cash and cash equivalents	(23,787)	(7,491)
Cash and cash equivalents at beginning of period	215,615	218,043
Cash and cash equivalents at end of period	$191,828	$210,552

Supplemental disclosure of noncash information:

Accrual for property, plant and equipment purchased during the period	$(15,118)	$(32,502)
Noncash net assets from acquisition	$110,211	-

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months and Six Months Ended May 4, 2014 and April 28, 2013
(unaudited)
(in thousands, except share amounts)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

Photronics, Inc. and its subsidiaries ("Photronics" or “the Company") is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays ("FPDs"), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits ("ICs") and a variety of FPDs and, to a lesser extent, other types of electrical and optical components. The Company currently operates principally from nine manufacturing facilities, two of which are located in Europe, three in Taiwan, one in Korea, and three in the United States.

On April 4, 2014, DNP Photomask Technology Taiwan Co., Ltd. (“DPTT”), a wholly owned subsidiary of Dai Nippon Printing Co., Ltd. (“DNP”), merged into Photronics Semiconductor Mask Corporation (“PSMC”), a wholly owned subsidiary of Photronics. All of the assets and liabilities of DPTT existing prior to the merger were assumed by the renamed surviving entity of the merger, Photronics DNP Mask Corporation (“PDMC”). Photronics and DNP own 50.01 percent and 49.99 percent of PDMC, respectively, and the results of DPTT are included in the condensed consolidated financial statements since the date of the acquisition.

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

NOTE 2 – ACQUISITION OF DNP PHOTOMASK TECHNOLOGY TAIWAN CO., LTD.

On April 4, 2014, DPTT merged into PSMC, the Company’s IC manufacturing subsidiary located in Taiwan, to form PDMC. Throughout this report the merger of DPTT into PSMC is referred to as the “DPTT Acquisition.” In connection with the DPTT Acquisition, the Company transferred consideration with a fair value of $41.0 million. The Company owns 50.01 percent of PDMC and includes its financial results in its consolidated financial statements, while DNP owns the remaining 49.99 percent of PDMC. The DPTT Acquisition was the result of the Company’s desire to combine the strengths in logic and memory photomask technologies of PSMC and DPTT in order to enhance its capability with customers in the region.

The DPTT Acquisition met the conditions of a business combination as defined by Accounting Standards Codification (“ASC”) 805 and, as such, is accounted for under ASC 805 using the acquisition method of accounting. ASC 805 defines the three elements of a business as Input, Process and Output. As a result of the DPTT Acquisition, Photronics acquired the machinery and equipment utilized in the processes to manufacture product, the building that houses the entire operation and the processes needed to manufacture the product, all previously owned by DPTT. The former DPTT employees hired by Photronics in connection with the acquisition brought with them the skills, experience and know-how necessary to provide the operational processes that, when applied to the acquired assets, represent processes being applied to inputs to create outputs. Having met all three elements of a business as defined in ASC 805, the Company determined that the DPTT Acquisition should be accounted for as a business acquisition.

Index
The following table summarizes the provisional fair values of assets acquired and liabilities assumed of DPTT, the fair value of the noncontrolling interests and consideration for DPTT at the acquisition date. These provisional amounts could change as a result of the ultimate realization of the acquired net working capital.

Cash and cash equivalents	$4,508
Accounts receivable (gross amount of $28,560, of which $500 is expected to be uncollectable)	28,060
Inventory	1,279
Deferred tax asset	9,787
Other current assets	11,517
Property, plant and equipment	95,431
Identifiable intangible assets	1,552
Other long-term assets	1,328
Accounts payable and accrued expenses	(32,410)
Deferred tax liability	(3,042)
Other long-term liabilities	(3,291)
Total net assets acquired	114,719
Noncontrolling interests retained by DNP	57,348
57,371
Consideration – 49.99% of fair value of PSMC	40,999
Gain on acquisition	$16,372

In addition to recording the fair values of the net assets acquired, the Company also recorded a gain on acquisition of $16.4 million in the condensed consolidated statement of income within other income (expense) in accordance with ASC 805 using the acquisition method of accounting. The gain on acquisition was primarily due to the difference between the market values of the acquired real estate and personal property exceeding the fair value of the consideration transferred. In addition, a deferred tax liability of $3.0 million was recorded in the opening balance sheet, which had the effect of reducing the gain on acquisition to $16.4 million. Prior to recording the gain, the Company reassessed whether it had correctly identified all of the assets acquired and all of the liabilities assumed. Additionally, the Company also reviewed the procedures used to measure the amounts of the identifiable assets acquired, liabilities assumed and consideration transferred.

The fair value of the consideration represents 49.99 percent of the fair value of PSMC, and is based on recent prices paid by the Company to acquire outstanding shares of PSMC (prior to the acquisition). As a result of the merger, the Company acquired the net assets of DPTT having a fair value of $114.7 million, less noncontrolling interests of $57.3 million retained by DNP, and transferred consideration with a fair value of $41.0 million, resulting in a gain of $16.4 million.

The acquisition date fair value of the property, plant and equipment of DPTT was $95.4 million, which was determined by utilizing the cost and, to a lesser extent, the market approach, based on an in-use premise of value. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a fair value measurement categorized within Level 3 of the fair value hierarchy. Key assumptions include local and current construction replacement cost multipliers, amounts of ancillary replacement costs, physical deterioration, and economic and functional obsolescence to adjust the current replacement costs by, as well as the estimated economic lives of the assets.

Identifiable intangible assets acquired were primarily customer relationships, which represent the fair value of relationships and agreements DPTT had in place at the date of the merger, and had a fair value of $1.5 million at the acquisition date determined by using the multi-period excess earnings method and a twelve year estimated amortization period. The acquisition date fair value of the remainder of the identifiable assets acquired and liabilities assumed were equivalent to, or did not materially differ from their carrying values.

Acquisition costs related to the merger were $2.0 million and $2.5 million for the three and six month periods ended May 4, 2014, and are included in selling, general and administrative expense in the condensed consolidated statements of income.

Revenues and net income of PDMC included in the Company’s financial results from the April 4, 2014 acquisition date through May 4, 2014, are $13.1 million and $0.4 million respectively.

Index
On a pro forma basis, revenues, earnings and earnings per share of Photronics, Inc. and subsidiaries, calculated as though the merger had occurred as of the beginning of the earliest period presented, for the three and six month periods ended May 4, 2014 and April 28, 2013, are presented below. The pro forma earnings for the three and six month periods ended May 4, 2014, were adjusted to exclude $2.0 million and $2.5 million of the above mentioned nonrecurring acquisition related costs and the gain on acquisition of $16.4 million. Other material nonrecurring pro forma adjustments made to arrive at the below earnings amounts included the add back of additional depreciation recorded against DPTT long-lived assets of $3.4 million and $3.3 million for the three month periods ended May 4, 2014 and April 28, 2013, respectively, and $6.6 million and $6.4 million for the six month periods ended May 4, 2014 and April 28, 2013, respectively. The pro forma information presented does not purport to represent results that would have been achieved had the merger occurred as of the beginning of the earliest period presented, or to be indicative of the Company’s future financial performance.

	Three Months Ended		Six Months Ended
	May 4, 2014	April 28, 2013	May 4, 2014	April 28, 2013

Revenues	$124,030	$126,535	$250,865	$252,381

Net income	$3,499	$9,297	$9,926	$17,470

Net income attributable to Photronics, Inc. shareholders	$1,047	$6,210	$3,706	$10,668

Diluted earnings per share	$0.02	$0.10	$0.06	$0.17

NOTE 3 - CHANGES IN EQUITY

The following tables set forth the Company's consolidated changes in equity for the three and six month periods ended May 4, 2014 and April 28, 2013:

	Three Months Ended May 4, 2014
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Equity
	Common Stock
	Shares	Amount

Balance at February 3, 2014	61,325	$613	$500,409	$61,432	$17,980	$770	$581,204

Net income	-	-	-	15,540	-	410	15,950
Other comprehensive income	-	-	-	-	11,628	34	11,662
Sale of common stock through employee stock option and purchase plans	66	1	282	-	-	-	283
Restricted stock awards vesting and expense	17	-	356	-	-	-	356
Share-based compensation expense	-	-	687	-	-	-	687
Acquisition of DPTT	-	-	(6,291)	-	412	105,404	99,525
Redemption of common stock by subsidiary	-	-	73	-	(1)	-	72
Balance at May 4, 2014	61,408	$614	$495,516	$76,972	$30,019	$106,618	$709,739

Index
	Three Months Ended April 28, 2013
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Equity
	Common Stock
	Shares	Amount

Balance at January 28, 2013	60,362	$603	$494,984	$43,797	$23,812	$30,645	$593,841

Net income	-	-	-	4,863	-	579	5,442
Other comprehensive loss	-	-	-	-	(12,396)	(662)	(13,058)
Sale of common stock through employee stock option and purchase plans	212	2	281	-	-	-	283
Restricted stock awards vesting and expense	24	1	340	-	-	-	341
Share-based compensation expense	-	-	599	-	-	-	599
Balance at April 28, 2013	60,598	$606	$496,204	$48,660	$11,416	$30,562	$587,448

	Six Months Ended May 4, 2014
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Equity
	Common Stock
	Shares	Amount

Balance at November 4, 2013	61,083	$611	$498,861	$59,439	$26,403	$2,517	$587,831

Net income	-	-	-	17,533	-	459	17,992
Other comprehensive income (loss)	-	-	-	-	3,217	(47)	3,170
Sale of common stock through employee stock option and purchase plans	196	2	690	-	-	-	692
Restricted stock awards vesting and expense	129	1	564	-	-	-	565
Share-based compensation expense	-	-	1,583	-	-	-	1,583
Acquisition of DPTT	-	-	(6,291)	-	412	105,404	99,525
Redemption of common stock by subsidiary	-	-	109	-	(13)	(1,715)	(1,619)
Balance at May 4, 2014	61,408	$614	$495,516	$76,972	$30,019	$106,618	$709,739

Index
	Six Months Ended April 28, 2013
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Equity
	Common Stock
	Shares	Amount

Balance at October 29, 2012	60,213	$602	$493,411	$41,473	$15,900	$34,615	$586,001

Net income	-	-	-	7,187	-	1,114	8,301
Other comprehensive loss	-	-	-	-	(4,457)	(432)	(4,889)
Sale of common stock through employee stock option and purchase plans	289	3	390	-	-	-	393
Restricted stock awards vesting and expense	96	1	610	-	-	-	611
Share-based compensation expense	-	-	1,214	-	-	-	1,214
Repurchase of common stock by subsidiary	-	-	579	-	(27)	(4,735)	(4,183)
Balance at April 28, 2013	60,598	$606	$496,204	$48,660	$11,416	$30,562	$587,448

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	May 4, 2014	November 3, 2013

Land	$8,797	$8,692
Buildings and improvements	128,766	103,676
Machinery and equipment	1,354,470	1,225,091
Leasehold improvements	20,309	4,179
Furniture, fixtures and office equipment	12,196	11,546
Construction in progress	67,603	97,319
	1,592,141	1,450,503
Less accumulated depreciation and amortization	1,058,076	1,027,763
	$534,065	$422,740

Equipment under capital leases are included in above property, plant and equipment as follows:

	May 4, 2014	November 3, 2013

Machinery and equipment	$56,245	$21,327
Construction in progress	-	34,918
	56,245	56,245
Less accumulated amortization	7,618	4,932
	$48,627	$51,313

Index
Depreciation expense for property, plant and equipment (excluding equipment under capital leases) was $15.7 million and $30.4 million for the three and six month periods ended May 4, 2014, respectively, and $16.1 million and $33.1 million for the three and six month periods ended April 28, 2013, respectively. Amortization expense for equipment under capital leases was $1.4 million and $2.7 million for the three and six month periods ended May 4, 2014, respectively, and $0.5 million and $1.0 million for the three and six month periods ended April 28, 2013, respectively.

NOTE 5 - JOINT VENTURE, TECHNOLOGY LICENSE AND OTHER AGREEMENTS WITH MICRON TECHNOLOGY, INC.

In May 2006, Photronics and Micron Technology, Inc. ("Micron") entered into the MP Mask joint venture (“MP Mask”), which develops and produces photomasks for leading-edge and advanced next generation semiconductors. At the time of the formation of the joint venture, the Company also entered into both an agreement to license photomask technology developed by Micron and certain supply agreements.

This joint venture is a variable interest entity ("VIE") (as that term is defined in the ASC) because all costs of the joint venture are passed on to the Company and Micron through purchase agreements they have entered into with the joint venture, and it is dependent upon the Company and Micron for any additional cash requirements. On a quarterly basis the Company reassesses whether its interest in MP Mask gives it a controlling financial interest in this VIE. The purpose of this quarterly reassessment is to identify the primary beneficiary (which is defined in the ASC as the entity that consolidates a VIE) of the VIE. As a result of the reassessment in the current quarter, the Company determined that Micron is still the primary beneficiary of the VIE, by virtue of its tie-breaking voting rights within MP Mask’s Board of Managers, thereby giving it the power to direct the activities of MP Mask that most significantly impact its economic performance, including its decision making authority in the ordinary course of business and its purchasing the majority of products produced by the VIE.

The Company has utilized MP Mask for both high-end IC photomask production and research and development purposes. MP Mask charges its variable interest holders based on their actual usage of its facility. MP Mask separately charges for any research and development activities it engages in at the requests of its owners. The Company recorded cost of sales of $0.9 million and $1.9 million and research and development expenses of $0.2 million and $0.5 million during the three and six month periods ended May 4, 2014. Cost of sales of $3.5 million and $5.4 million and research and development expenses of $0.2 million and $0.5 million were recorded during the three and six month periods ended April 28, 2013. As of May 4, 2014 and November 3, 2013, the Company owed MP Mask $4.9 million and $4.5 million, respectively, and had a receivable from Micron of $6.4 million and $4.9 million, respectively, both primarily related to the aforementioned supply agreements.

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

The Company's investment in the VIE, which represents its maximum exposure to loss, was $93.1 million at May 4, 2014 and November 3, 2013. These amounts are reported in the Company's condensed consolidated balance sheets as "Investment in joint venture". The Company recorded a loss from its investment in the VIE of $0.2 million in the six month period ended April 28, 2013, and recorded no income from its investment in the three month period ended April 28, 2013, or in the three or six month periods ended May 4, 2014. Income from the VIE is included in "Interest and other income (expense), net" in the condensed consolidated statements of income.

Index
NOTE 6 - LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

	May 4, 2014	November 3, 2013

3.25% convertible senior notes due in April 2016	$115,000	$115,000

2.77% capital lease obligation payable through July 2018	22,996	25,065

5.50% convertible senior notes due in October 2014	22,054	22,054

3.09% capital lease obligation payable through March 2016	8,872	10,652

Term loan, which bore interest at a variable rate, as defined, repaid in December 2013	-	21,250
	168,922	194,021
Less current portion	10,231	11,818
	$158,691	$182,203

In December 2013 the Company amended its credit facility, increasing its limit to $50 million with an expansion capacity to $75 million, and extending its term to December 2018. Simultaneously, the Company repaid its $21.3 million term loan. The interest rate spread on borrowings has been reduced and the minimum fixed charge ratio has been replaced with a minimum interest coverage ratio under the terms of the amended credit facility which, in addition, increased the investment baskets (as defined in the credit facility) and continues to include total leverage ratio and minimum unrestricted cash balance covenants. The credit facility bears interest (1.94 percent at May 4, 2014) based on the Company’s total leverage ratio, at LIBOR plus a spread, as defined in the credit facility. As of May 4, 2014, the Company had no outstanding borrowings under the credit facility and $50 million was available for borrowing. The credit facility is secured by substantially all of the Company’s assets located in the United States, as well as common stock the Company owns in certain of its foreign subsidiaries.

In August 2013 a $26.4 million principal amount, five year capital lease commenced to fund the purchase of a high-end lithography tool. Payments under the capital lease, which bears interest at 2.77 percent, are $0.5 million per month through July 2018.  Under the terms of the lease agreement, the Company must maintain the equipment in good working order, and is subject to a cross default with cross acceleration provision related to certain nonfinancial covenants incorporated in its credit facility. As of May 4, 2014, the total amount payable through the end of the lease term was $24.4 million, of which $23.0 million represented principal and $1.4 million represented interest.

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

Index
In September 2009 the Company issued, through a public offering, $57.5 million aggregate principal amount of 5.5% convertible senior notes, which were to mature on October 1, 2014. Under the terms of the offering, the note holders could convert each $1,000 principal amount of notes to approximately 197 shares of common stock (equivalent to an initial conversion price of $5.08 per share of common stock) on, or before, September 30, 2014. The conversion rate is subject to adjustment upon the occurrence of certain events which are described in the indenture dated September 16, 2009. The Company is not required to redeem the notes prior to their maturity. The net proceeds of this offering were approximately $54.9 million, which were used to reduce amounts outstanding under the Company’s credit facility. As discussed above, $35.4 million aggregate principal amount of these notes were acquired by the Company during fiscal 2011. The Company intends to repay the remaining outstanding 5.5% convertible senior notes due in October 2014 with borrowings against its credit facility and, therefore, has classified as long-term the entire $22.1 million of those notes that were outstanding as of May 4, 2014.

In April 2011 the Company entered into a five year, $21.2 million capital lease for manufacturing equipment. Payments under the lease, which bears interest at 3.09 percent, are $0.4 million per month through March 2016. The lease agreement provides that the Company must maintain the equipment in good working order, and includes a cross default with cross acceleration provision related to certain non-financial covenants incorporated in the Company's credit facility agreement. As of May 4, 2014, the total amount payable through the end of the lease term was $9.2 million, of which $8.9 million represented principal and $0.3 million represented interest.

NOTE 7 - COMMON STOCK WARRANTS

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

NOTE 8 - SHARE-BASED COMPENSATION

The Company has a share-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to, shares of the Company's common stock may be granted from shares authorized but unissued or shares previously issued and reacquired by the Company. The maximum number of shares of common stock approved by the Company’s shareholders to be issued under the Plan was increased from six million shares to nine million shares during the three month period ended May 4, 2014. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. Total share-based compensation costs for the three and six month periods ended May 4, 2014, were $1.0 million and $2.1 million, respectively, and $0.9 million and $1.8 million for the three and six month periods ended April 28, 2013, respectively. The Company received cash from option exercises of $0.3 million and $0.7 million for the three and six month periods ended May 4, 2014, respectively, and $0.3 million and $0.4 million for the three and six month periods ended April 28, 2013, respectively. No share-based compensation cost was capitalized as part of an asset and no related income tax benefits were recorded during the periods presented.

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

Index
The weighted-average inputs and risk-free rate of return ranges used to calculate the grant date fair value of options issued during the three and six month periods ended May 4, 2014 and April 28, 2013, are presented in the following table.

	Three Months Ended		Six Months Ended
	May 4, 2014	April 28, 2013	May 4, 2014	April 28, 2013

Expected volatility	N/A	84.5%	61.1%	99.6%

Risk free rate of return	N/A	0.6%	1.4%	0.5% - 0.7%

Dividend yield	N/A	N/A	N/A	N/A

Expected term	N/A	4.3 years	4.6 years	4.3 years

Information on outstanding and exercisable option awards as of May 4, 2014, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at May 4, 2014	4,501,114	$8.59	5.8 years	$10,548

Exercisable at May 4, 2014	3,021,073	$9.27	4.3 years	$8,183

There were no share options granted during the three month period ended May 4, 2014, and there were 20,000 share options granted during the three month period ended April 28, 2013, with a grant date fair value of $4.07 per share. There were 612,500 share options granted during the six month period ended May 4, 2014, with a weighted-average grant date fair value of $4.45 per share and 584,000 share options granted during the six month period ended April 28, 2013, with a weighted-average grant date fair value of $3.99 per share. As of May 4, 2014, the total unrecognized compensation cost related to unvested option awards was approximately $5.0 million. That cost is expected to be recognized over a weighted-average amortization period of 2.6 years.

Restricted Stock

The Company periodically grants restricted stock awards. The restrictions on these awards lapse over a service period that has ranged from less-than-one to eight years. No restricted stock awards were granted during the three month period ended May 4, 2014, and 111,667 restricted stock awards were issued during the six month period ended May 4, 2014, with a weighted-average grant date fair value of $8.86 per share. There were 5,000 restricted stock awards granted during the three month period ended April 28, 2013, with a weighted average grant date fair value of $6.43 per share, and 209,500 restricted stock awards granted during the six month period ended April 28, 2013, with a weighted-average grant date fair value of $5.48 per share. As of May 4, 2014, the total compensation cost not yet recognized related to unvested restricted stock awards was approximately $1.5 million. That cost is expected to be recognized over a weighted-average amortization period of 2.0 years. As of May 4, 2014, there were 278,419 shares of restricted stock outstanding.

NOTE 9 - INCOME TAXES

The effective income tax rates for the three month periods ended May 4, 2014 and April 28, 2013, differ from the rates computed by applying the U.S. statutory rate of 35% to income before income taxes for the periods primarily due to foreign tax rate differences, as well as the existence of valuation allowances in jurisdictions with historical and continuing tax losses.

Index
Unrecognized tax benefits related to uncertain tax positions were $7.9 million at May 4, 2014 and $4.9 million at November 3, 2013, of which $4.7 million and $1.7 million, respectively, would favorably impact the Company’s effective tax rate if recognized. The current period increase is primarily due to uncertain tax positions related to the acquisition of DPTT (as discussed in Note 2), net of the recognition of a previously unrecognized benefit as a result of a lapse of an assessment period. Accrued interest and penalties related to unrecognized tax benefits was $0.1 million both at May 4, 2014 and November 3, 2013. As of May 4, 2014, the total amount of unrecognized tax benefits is not expected to significantly increase or decrease in the next twelve months.

During the three month period ended May 4, 2014, PSMC, in conjunction with the acquisition of DPTT, made a one-time remittance of $35.1 million of earnings previously considered to be permanently reinvested, as a result of ownership interest provisions in the acquisition agreements.  The balance of the entity’s undistributed earnings remains indefinitely reinvested.

As a result of the acquisition of DPTT(as discussed in Note 2), the Company had an increase in available foreign tax operating loss carryforwards of approximately $57.6 million that expire between 2015 and 2018, the benefits of which are anticipated to be fully realized.

PKLT, the Company's FPD manufacturing facility in Taiwan, is accorded a tax holiday which commenced in 2012 and expires in 2017. The tax holiday had no dollar or per share effect in the three and six months ended May 4, 2014 and April 28, 2013.

NOTE 10 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented below.

	Three Months Ended		Six Months Ended
	May 4, 2014	April 28, 2013	May 4, 2014	April 28, 2013

Net income attributable to Photronics, Inc. shareholders	$15,540	$4,863	$17,533	$7,187
Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effects	1,542	-	3,084	-
Earnings for diluted earnings per share	$17,082	$4,863	$20,617	$7,187
Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	61,372	60,493	61,286	60,385
Effect of dilutive securities:
Convertible notes	15,423	-	15,423	-
Share-based payment awards	910	766	923	726
Common stock warrants	-	242	-	187
Potentially dilutive common shares	16,333	1,008	16,346	913
Weighted-average common shares used for diluted earnings per share	77,705	61,501	77,632	61,298

Basic earnings per share	$0.25	$0.08	$0.29	$0.12
Diluted earnings per share	$0.22	$0.08	$0.27	$0.12

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

	Three Months Ended		Six Months Ended
	May 4, 2014	April 28, 2013	May 4, 2014	April 28, 2013

Share-based payment awards	2,105	2,901	2,131	2,922
Convertible notes	-	15,423	-	15,423
Total potentially dilutive shares excluded	2,105	18,324	2,131	18,345

NOTE 11 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following tables set forth the changes in the Company's accumulated other comprehensive income by component (net of tax of $0) for the three and six month periods ended May 4, 2014 and April 28, 2013:

	Three Months Ended May 4, 2014
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at February 3, 2014	$19,326	$(530)	$(816)	$17,980
Other comprehensive income (loss) before reclassifications	11,635	-	(5)	11,630
Amounts reclassified from other comprehensive income	-	32	-	32
Net current period other comprehensive income (loss)	11,635	32	(5)	11,662
Other comprehensive income allocated to noncontrolling interests	-	-	412	412
Less: other comprehensive income attributable to noncontrolling interests	(33)	-	(2)	(35)
Balance at May 4, 2014	$30,928	$(498)	$(411)	$30,019

Index
	Three Months Ended April 28, 2013
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at January 28, 2013	$25,152	$(658)	$(682)	$23,812
Other comprehensive income (loss) before reclassifications	(13,104)	-	14	(13,090)
Amounts reclassified from other comprehensive income	-	32	-	32
Net current period other comprehensive income (loss)	(13,104)	32	14	(13,058)
Less: other comprehensive loss attributable to noncontrolling interests	662	-	-	662
Balance at April 28, 2013	$12,710	$(626)	$(668)	$11,416

	Six Months Ended May 4, 2014
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at November 4, 2013	$27,797	$(562)	$(832)	$26,403
Other comprehensive income before reclassifications	3,084	-	22	3,106
Amounts reclassified from other comprehensive income	-	64	-	64
Net current period other comprehensive income	3,084	64	22	3,170
Less: other comprehensive income attributable to noncontrolling interests	47	-	-	47
Other comprehensive income allocated to noncontrolling interests	-	-	412	412
Redemption of common stock by subsidiary	-	-	(13)	(13)
Balance at May 4, 2014	$30,928	$(498)	$(411)	$30,019

Index
	Six Months Ended April 28, 2013
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at October 29, 2012	$17,241	$(690)	$(651)	$15,900
Other comprehensive income (loss) before reclassifications	(4,963)	-	10	(4,953)
Amounts reclassified from other comprehensive income	-	64	-	64
Net current period other comprehensive income (loss)	(4,963)	64	10	(4,889)
Less: other comprehensive loss attributable to noncontrolling interests	432	-	-	432
Repurchase of common stock by subsidiary	-	-	(27)	(27)
Balance at April 28, 2013	$12,710	$(626)	$(668)	$11,416

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

The Company's net sales by geographic area and for ICs and FPDs for the three and six month periods ended May 4, 2014 and April 28, 2013, and its long-lived assets by geographic area as of May 4, 2014 and November 3, 2013, are presented below.

	Three Months Ended		Six Months Ended
	May 4, 2014	April 28, 2013	May 4, 2014	April 28, 2013
Net sales
Taiwan	$35,764	$27,425	$64,941	$55,819
Korea	32,790	32,332	69,607	66,304
United States	25,555	37,045	50,708	65,265
Europe	10,241	9,388	20,117	17,988
All other	532	490	1,051	1,143
	$104,882	$106,680	$206,424	$206,519

IC	$76,547	$82,164	$152,760	$156,588
FPD	28,335	24,516	53,664	49,931
	$104,882	$106,680	$206,424	$206,519

	As of
	May 4, 2014	November 3, 2013
Long-lived assets
United States	$189,307	$191,518
Korea	172,030	153,878
Taiwan	162,886	66,836
Europe	9,815	10,471
All other	27	37
	$534,065	$422,740

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at May 4, 2014 or November 3, 2013. During the three month period ended May 4, 2014, the Company measured and recorded the net assets it acquired in its subsidiary’s acquisition of DNP Photomask Technology Taiwan Co., Ltd. at fair value. See Note 2 for further information.

Index
Fair Value of Other Financial Instruments

The fair values of the Company's cash and cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying value due to their short-term maturities. The fair value of the Company's variable rate term loan that was repaid in December 2013 is a Level 2 measurement and approximates its carrying value due to the variable nature of the underlying interest rates. The fair value of the Company's convertible senior notes is a Level 2 measurement that is determined using recent bid prices.

The table below presents the fair and carrying values of the Company's convertible senior notes at May 4, 2014 and November 3, 2013.

	May 4, 2014		November 3, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value

3.25% convertible senior notes	$127,719	$115,000	$130,330	$115,000
5.5% convertible senior notes	$38,810	$22,054	$37,567	$22,054

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

In April 2014 DPTT merged into PSMC. See Note 2 for further discussion relating to the DPTT Acquisition.

The table below presents the effect of the change in the Company’s ownership interest in PDMC on the Company's equity for the three and six month periods ended May 4, 2014, (3.0 million shares of common stock acquired and 112.9 million shares of common stock issued, respectively) and the six month period ended April 28, 2013 (9.2 million shares of PSMC common stock acquired).

	Three Months Ended		Six Months Ended
	May 4, 2014	April 28, 2013	May 4, 2014	April 28, 2013

Net income attributable to Photronics, Inc. shareholders	$15,540	$4,863	$17,533	$7,187

Increase (decrease) in Photronics, Inc.'s additional paid-in capital	(6,218)	-	(6,182)	579

Increase (decrease) in accumulated other comprehensive income	411	-	399	(27)

Change from net income attributable to Photronics, Inc. shareholders due to issuance of shares of PDMC and transfers to and from noncontrolling interest	$9,733	$4,863	$11,750	$7,739

Index
NOTE 15 - COMMITMENTS AND CONTINGENCIES

As of May 4, 2014, the Company had commitments outstanding for capital expenditures of approximately $74 million.

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

Overview

Management's discussion and analysis ("MD&A") of the Company's financial condition, results of operations and outlook should be read in conjunction with its condensed consolidated financial statements and related notes. Various segments of this MD&A contain forward-looking statements, all of which are presented based on current expectations and may be adversely affected by uncertainties and risk factors (presented throughout this filing and in the Company's Annual Report on Form 10-K for the fiscal 2013 year), that may cause actual results to materially differ from these expectations. On April 4, 2014, DNP Photomask Technology Taiwan Co., Ltd. (“DPTT”), a wholly owned subsidiary of Dai Nippon Printing Co., Ltd. (“DNP”), merged into Photronics Semiconductor Mask Corporation (“PSMC”), a wholly owned subsidiary of Photronics. All of the assets and liabilities of DPTT existing prior to the merger were assumed by the renamed surviving entity of the merger, Photronics DNP Mask Corporation (“PDMC”). Photronics and DNP own 50.01 percent and 49.99 percent of PDMC, respectively, and the results of DPTT are included in the condensed consolidated financial statements since the date of the acquisition. Throughout this report the merger of DPTT into PSMC is referred to as the “DPTT Acquisition.”

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

Index
Material Changes in Results of Operations
Three and Six Months ended May 4, 2014 and April 28, 2013

The following table represents selected operating information expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	May 4, 2014	April 28, 2013	May 4, 2014	April 28, 2013

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(78.8)	(76.8)	(78.2)	(77.8)
Gross margin	21.2	23.2	21.8	22.2
Selling, general and administrative expenses	(12.8)	(11.4)	(12.4)	(11.2)
Research and development expenses	(5.7)	(4.2)	(5.3)	(4.6)
Operating income	2.7	7.6	4.1	6.4
Gain on acquisition	15.6	-	7.9	-
Other income (expense), net	(1.2)	(0.9)	(1.0)	(0.7)
Net income before income tax provision	17.1	6.7	11.0	5.7
Income tax provision	(1.9)	(1.6)	(2.3)	(1.7)
Net income	15.2	5.1	8.7	4.0
Net income attributable to noncontrolling interests	(0.4)	(0.5)	(0.2)	(0.5)
Net income attributable to Photronics, Inc. shareholders	14.8%	4.6%	8.5%	3.5%

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three months ended May 4, 2014 (Q2-14) and April 28, 2013 (Q2-13) and for the six months ended May 4, 2014 (YTD-14) and April 28, 2013 (YTD-13), in millions of dollars.

Net Sales

	Three Months Ended			Six Months Ended
	Q2-14	Q2-13	Percent Change	YTD-14	YTD-13	Percent Change

IC	$76.6	$82.2	(6.8)%	$152.8	$156.6	(2.4)%
FPD	28.3	24.5	15.6%	53.6	49.9	7.4%
Total net sales	$104.9	$106.7	(1.7)%	$206.4	$206.5	-

Net sales for Q2-14 decreased 1.7% to $104.9 million as compared to $106.7 million for Q2-13. The decrease was primarily a result of reduced high-end IC sales, which was offset in part by increased high-end FPD sales. Total mainstream sales increased slightly in Q2-14 as compared to Q2-13. Revenues attributable to high-end products decreased by $2.1 million to $37.8 million in Q2-14 as compared to $39.9 million in Q2-13. High-end photomask applications include mask sets for 45 nanometer and below for IC products, and G8 and above and active matrix organic light-emitting diode (AMOLED) display screen technologies for FPD products. By geographic area, net sales in Q2-14 as compared to Q2-13 increased (decreased) by $0.5 million or 1.4% in Korea, $(11.5) million or (31.0)% in the United States, $8.3 million or 30.4% in Taiwan and $0.9 million or 9.1% in Europe. The increase in sales in Taiwan was due in part to the acquisition of DPTT as discussed in Note 2 to the condensed consolidated financial statements.

Index
Net sales for YTD-14 decreased slightly to $206.4 million as compared to $206.5 million for YTD-13. Revenues attributable to high-end products decreased by $5.1 million to $70.0 million in YTD-14 as compared to $75.1 million in YTD-13, as reduced high-end IC sales were offset in part by increased high-end FPD sales.

The Company’s quarterly revenues can be affected by the seasonal purchasing of its customers. Demand for the Company's products is typically negatively impacted during the first six months of its fiscal year by the North American, European and Asian holiday periods, as some customers reduce their effective workdays and orders during this period.

Gross Margin

	Three Months Ended			Six Months Ended
	Q2-14	Q2-13	Percent Change	YTD-14	YTD-13	Percent Change

Gross margin	$22.2	$24.8	(10.5)%	$45.1	$45.9	(1.8)%
Percentage of net sales	21.2%	23.2%		21.8%	22.2%

Gross margin percentage decreased to 21.2% in Q2-14 from 23.2% in Q2-13 as a result of decreased sales in Q2-14 as compared to Q2-13, and increased manufacturing costs associated with the acquisition of DPTT as discussed in Note 2 to the condensed consolidated financial statements. Gross margin decreased slightly in YTD-14 as compared to YTD-13. The Company operates in a high fixed cost environment and, to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.

Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended
	Q2-14	Q2-13	Percent Change	YTD-14	YTD-13	Percent Change

Selling, general and administrative expenses	$13.4	$12.2	10.4%	$25.7	$23.2	10.7%
Percentage of net sales	12.8%	11.4%		12.4%	11.2%

Selling, general and administrative expenses were $13.4 million in Q2-14 and $12.2 million in Q2-13, and were $25.7 million in YTD-14 and $23.2 million in YTD-13. These increases were primarily the result of expenses related to the acquisition of DPTT of $2.0 million in Q2-14 and $2.5 million in YTD-14, as discussed in Note 2 to the condensed consolidated financial statements.

Research and Development

	Three Months Ended			Six Months Ended
	Q2-14	Q2-13	Percent Change	YTD-14	YTD-13	Percent Change

Research and development	$5.9	$4.6	30.4%	$10.9	$9.4	16.2%
Percentage of net sales	5.7%	4.2%		5.3%	4.6%

Research and development expenses consist primarily of global development efforts related to high-end process technologies for advanced sub-wavelength reticle solutions for IC technologies. Research and development expenses increased by $1.3 million to $5.9 million in Q2-14, as compared to $4.6 million in Q2-13, and by $1.5 million to $10.9 million in YTD-14, as compared to $9.4 million in YTD-13. The increase in research and development expenses in Q2-14 and YTD-14 as compared to the same periods in the prior year was primarily due to increased activities at advanced nanometer technology nodes for IC photomasks.

Index
Other Income (Expense), net

	Three Months Ended		Six Months Ended
	Q2-14	Q2-13	YTD-14	YTD-13

Gain on acquisition	$16.4	$-	$16.4	$-
Interest expense	(1.8)	(1.9)	(3.8)	(3.8)
Interest and other income (expense), net	0.6	1.0	1.7	2.3
Other income (expense), net	$15.2	$(0.9)	$14.3	$(1.5)

In April 2014 DNP Photomask Technology Taiwan Co., Ltd., a wholly owned subsidiary of Dai Nippon Printing Co., Ltd. (DNP), merged into PSMC and operates under the name of Photronics DNP Mask Corporation (PDMC). The acquisition resulted in the Company recording a gain of $16.4 million in the second quarter of fiscal 2014. See Note 2 of the condensed consolidated financial statements for more information.

Interest expense decreased slightly in Q2-14 as compared to Q2-13 primarily as a result of reduced outstanding borrowing balances.

Interest and other income (expense), net decreased in Q2-14 as compared to Q2-13 by $0.4 million, and in YTD-14 as compared to YTD-13 by $0.6 million as a result of reduced interest income on lower cash balances and lower net foreign currency gains.

Income Tax Provision

	Three Months Ended		Six Months Ended
	Q2-14	Q2-13	YTD-14	YTD-13

Income tax provision	$2.0	$1.7	$4.7	$3.5

Effective income tax rate	11.3%	24.1%	20.9%	29.5%

The effective income tax rate decreased in Q2-14 as compared to Q2-13, and in YTD-14 as compared to YTD-13, primarily due to the application of a zero tax rate on the gain recognized on the DPTT Acquisition, combined with higher income tax provisions recorded in jurisdictions in which the Company generated income before income taxes which, due to valuation allowances, were not significantly offset by income tax benefits recorded in jurisdictions in which the Company incurred losses before income taxes.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $0.2 million to $0.4 million in Q2-14, as compared to $0.6 million in Q2-13, and decreased $0.6 million to $0.5 million in YTD-14, as compared to $1.1 million in YTD-13, primarily as a result of changes in the ownership structure of the Company’s IC manufacturing facility located in Taiwan. During YTD-13, the Company reacquired shares held by noncontrolling interests of this subsidiary, while during Q2-14, the Company exchanged a 49.99% noncontrolling interest in this subsidiary in return for the net assets of an acquiree. See Notes 2 and 14 of the condensed consolidated financial statements for further information.

Liquidity and Capital Resources

The Company's working capital was $209.4 million at May 4, 2014, and $213.9 million at November 3, 2013. The decrease in working capital was primarily related to the repayment of a long-term loan discussed in Note 6 of the condensed consolidated financial statements. Cash and cash equivalents were $191.8 million at May 4, 2014, and $215.6 million at November 3, 2013. Net cash provided by operating activities was $39.9 million for the six month period ended May 4, 2014, as compared to $35.9 million for the six month period ended April 28, 2013, the increase primarily due to decreased accounts receivable, net of a non cash increase in accounts receivable in connection with the acquisition of DPTT, compared to the prior year. Net cash used in investing activities for the six month period ended May 4, 2014, was $38.8 million, which was comprised primarily of capital expenditure payments, offset in part by cash received from the acquisition of DPTT. Net cash used in financing activities of $25.1 million for the six month period ended May 4, 2014, was primarily comprised of repayments of long-term borrowings. The Company may use its cash available on hand for operations, capital expenditures, debt repayments, strategic opportunities, stock repurchases or other corporate uses, any of which may be material.

Index
As of May 4, 2014 and November 3, 2013, the Company’s total cash and cash equivalents include $118.0 million and $165.7 million, respectively, held by its foreign subsidiaries. The majority of earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested. In a one-time distribution in connection with the acquisition of DPTT, $35.1 million in earnings of PSMC were remitted to the U.S. that were previously considered to be permanently reinvested (see Note 9 to the condensed consolidated financial statements for further discussion). The Company’s foreign subsidiaries continue to grow through the reinvestment of earnings in additional manufacturing capacity and capability, particularly in the high-end IC and FPD areas. A repatriation of these funds to the U.S. may be subject to U.S. federal income taxes and local country withholding tax in certain jurisdictions.

In April 2014 the Company closed the DPTT Acquisition, which was a noncash transaction that resulted in the Company owning 50.01% and DNP owning 49.99% of PDMC, whose financial results are included in the Company’s consolidated financial statements. PDMC is expected to generate sufficient cash flows to fund its operating and capital requirements.  See Note 2 of the condensed consolidated financial statements for more information.

In December 2013 the Company amended its credit facility, increasing its limit to $50 million with an expansion capacity to $75 million and extending its term to December 2018. Simultaneously, the Company repaid its $21.3 million term loan. The credit facility is secured by substantially all of the Company's assets located in the United States, as well as common stock the Company owns in certain of its foreign subsidiaries, and is subject to the following financial covenants: minimum interest coverage, total leverage ratio and minimum unrestricted cash balance. As of May 4, 2014, the Company was in compliance with the covenants of the credit facility, had no outstanding borrowings under the credit facility and $50 million was available for borrowing. The credit facility bears interest (1.94 percent at May 4, 2014) based on the Company’s total leverage ratio, at LIBOR plus a spread, as defined in the credit facility.

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

In August 2013 a $26.4 million principal amount, five year capital lease to fund the purchase of a high-end lithography tool commenced. Payments under the lease, which bears interest at 2.77 percent, are $0.5 million per month through July 2018. Under the terms of the lease agreement, the Company must maintain the equipment in good working order, and the lease is subject to a cross default with a cross acceleration provision related to certain nonfinancial covenants incorporated in its credit facility. As of May 4, 2014, the total amount payable through the end of the lease term was $24.4 million, of which $23.0 million represented principal and $1.4 million represented interest.

In February 2012, the Company amended its credit facility to include the addition of a $25 million term loan that was to mature in March 2017, with minimum quarterly principal payments of $0.6 million. In the first quarter of fiscal 2014 the Company repaid the $21.3 million balance of this term loan that was outstanding at November 3, 2013.

As of May 4, 2014, the Company had capital equipment commitments outstanding of approximately $74 million. The Company believes that its currently available resources, together with its capacity for growth, and its access to equity and other financing sources, will be sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the next twelve months. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations, existing cash, and cash available under its credit facility.

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

Index
Off-Balance Sheet Arrangements

Under the MP Mask joint venture operating agreement, in order to maintain its 49.99% ownership interest, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount specified in the operating agreement. Cumulatively through May 4, 2014, the Company has made additional contributions of $32.5 million to the joint venture, and has received distributions from the joint venture totaling $10.0 million.

Under the PDMC operating agreement the shareholders of PDMC may be requested to make additional contributions to PDMC. In the event that PDMC requests additional capital from its shareholders, the Company may be required to make additional capital contributions to PDMC in order to maintain its 50.01% ownership.  The PDMC operating agreement limits the amount of contributions that may be requested during both the first four years of PDMC and during any individual year within those first four years.

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

The Company's primary net foreign currency exposures as of May 4, 2014, included the Korean won, the Japanese yen, the New Taiwan dollar, the Singapore dollar, the British pound, and the euro. As of May 4, 2014, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $4.0 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations, or cash flows.

Interest Rate Risk

At May 4, 2014, the Company did not have any variable rate borrowings. A 10% change in interest rates would not have had a material effect on the Company's consolidated financial position, results of operations, or cash flows in the three and six month periods ended May 4, 2014.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the Company's second quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is involved from time to time in legal proceedings relating to claims that arise in the ordinary course of business and are regarded as common in our business, including administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, products liability, breach of contract liability and premises liability litigation. The Company does not believe that such claims, individually or in the aggregate, will have a material effect on the business of the Company.  Where appropriate, the Company may establish financial reserves as estimated by its general counsel for such proceedings. The Company also maintains insurance to mitigate certain of such risks.

Item 1A.	RISK FACTORS

Risks Associated with the DPTT Acquisition

In accounting for the DPTT Acquisition, the Company was required to estimate the fair values of assets acquired and liabilities assumed and such estimates are inherently subject to uncertainty. In addition, the DPTT Acquisition may subject the Company to various risks which could adversely affect its future earnings and cash flows. These include the risks that: the cost of combining operations may exceed the Company’s estimates; the unanticipated loss of sales due to an overlap of customers served by both PSMC and DPTT prior to the DPTT Acquisition; and that greater than anticipated charges to maintain duplicate preacquisition activities and eliminate duplicative activities are experienced. These and other unforeseen factors may adversely affect the Company’s financial performance and could also result in the Company needing to utilize its cash reserves or incur additional debt.

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

Date:  June 6, 2014