Form 10-Q
period 2014-08-03
PHOTRONICS INC
filed 2014-09-04
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2014
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 28, 2014
Common Stock, $0.01 par value	61,768,425 Shares

Forward-Looking Statements

 The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of Photronics, Inc. ("Photronics" or the "Company"). These statements are based on management's beliefs, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be identified by words like "expect," "anticipate," "believe," "plan," "projects," "could," "estimate, " "intend, " "may, " "will" and similar expressions, or the negative of such terms, or other comparable terminology. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this quarterly report on Form 10-Q or in other documents filed with the Securities and Exchange Commission, in press releases or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls regarding, among other things, the consummation and benefits of transactions and acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. Various factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements expressed or implied by forward-looking statements. Factors that might affect forward-looking statements include, but are not limited to, overall economic and business conditions; economic and political conditions in international markets; the demand for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate and other capital market conditions, including changes in the market price of the Company's securities; foreign currency exchange rate fluctuations; changes in technology; the timing, impact, and other uncertainties relating to transactions and acquisitions, divestitures and joint ventures as well as decisions the Company may make in the future regarding the Company’s business, capital and organizational structure and other matters; the seasonal and cyclical nature of the semiconductor and flat panel display industries; management changes; damage or destruction to the Company's facilities, or the facilities of its customers or suppliers, by natural disasters, labor strikes, political unrest, or terrorist activity; the ability of the Company to (i) place new equipment in service on a timely basis; (ii) obtain additional financing; (iii) achieve anticipated synergies and cost savings; (iv) fully utilize its tools; (v) achieve desired yields, pricing, product mix, and market acceptance of its products and (vi) obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company's expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements, except as otherwise required by securities and other applicable laws.

PHOTRONICS, INC.
AND SUBSIDIARIES

Index
PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	August 3, 2014	November 3, 2013
ASSETS

Current assets:
Cash and cash equivalents	$196,338	$215,615
Accounts receivable, net of allowance of $2,719 in 2014 and $3,541 in 2013	102,899	73,357
Inventories	23,661	18,849
Other current assets	30,939	10,645
Total current assets	353,837	318,466

Property, plant and equipment, net	547,377	422,740
Investment in joint venture	93,141	93,124
Intangible assets, net	31,277	34,080
Deferred income taxes	12,263	12,455
Other assets	7,531	5,064
Total assets	$1,045,426	$885,929

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term borrowings	$10,306	$11,818
Accounts payable	81,977	68,421
Accrued liabilities	56,718	24,348
Total current liabilities	149,001	104,587

Long-term borrowings	156,283	182,203
Other liabilities	19,881	11,308
Total liabilities	325,165	298,098

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 61,452 shares issued and outstanding at August 3, 2014 and 61,083 shares issued and outstanding at November 3, 2013	615	611
Additional paid-in capital	496,571	498,861
Retained earnings	81,158	59,439
Accumulated other comprehensive income	31,594	26,403
Total Photronics, Inc. shareholders' equity	609,938	585,314
Noncontrolling interests	110,323	2,517
Total equity	720,261	587,831
Total liabilities and equity	$1,045,426	$885,929

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 3, 2014	July 28, 2013	August 3, 2014	July 28, 2013

Net sales	$124,852	$109,652	$331,276	$316,171

Costs and expenses:

Cost of sales	(96,202)	(82,574)	(257,554)	(243,206)

Selling, general and administrative	(12,394)	(12,068)	(38,092)	(35,286)

Research and development	(5,199)	(4,985)	(16,111)	(14,380)

Operating income	11,057	10,025	19,519	23,299

Other income (expense):
Gain on acquisition	-	-	16,372	-
Interest expense	(1,809)	(1,909)	(5,610)	(5,705)
Interest and other income (expense), net	641	937	2,346	3,226
Income before income tax provision	9,889	9,053	32,627	20,820

Income tax provision	(2,545)	(2,689)	(7,291)	(6,155)
Net income	7,344	6,364	25,336	14,665

Net income attributable to noncontrolling interests	(3,158)	(424)	(3,617)	(1,539)

Net income attributable to Photronics, Inc. shareholders	$4,186	$5,940	$21,719	$13,126
Earnings per share:

Basic	$0.07	$0.10	$0.35	$0.22
Diluted	$0.07	$0.10	$0.34	$0.21
Weighted-average number of common shares outstanding:

Basic	61,436	60,746	61,336	60,505
Diluted	62,432	66,177	77,706	61,478

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 3, 2014	July 28, 2013	August 3, 2014	July 28, 2013

Net income	$7,344	$6,364	$25,336	$14,665

Other comprehensive income (loss), net of tax of $0:

Foreign currency translation adjustments	2,088	(1,640)	5,194	(6,602)

Amortization of cash flow hedge	32	32	96	96

Other	-	5	-	15
Total other comprehensive income (loss)	2,120	(1,603)	5,290	(6,491)
Comprehensive income	9,464	4,761	30,626	8,174

Less: comprehensive income attributable to noncontrolling interests	3,703	27	4,116	709
Comprehensive income attributable to Photronics, Inc. shareholders	$5,761	$4,734	$26,510	$7,465

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	August 3, 2014	July 28, 2013

Cash flows from operating activities:
Net income	$25,336	$14,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,412	55,081
Gain on acquisition	(16,372)	-
Changes in assets and liabilities:
Accounts receivable	(1,479)	(8,494)
Inventories	(3,339)	(515)
Other current assets	1,657	(6,540)
Accounts payable, accrued liabilities and other	(2,377)	13,357
Net cash provided by operating activities	61,838	67,554
Cash flows from investing activities:
Purchases of property, plant and equipment	(58,278)	(47,281)
Cash from acquisition	4,508	-
Other	(759)	(2,630)
Net cash used in investing activities	(54,529)	(49,911)
Cash flows from financing activities:
Repayments of long-term borrowings	(27,432)	(4,990)
Payments of deferred financing fees	(336)	(40)
Proceeds from share-based arrangements	1,043	715
Repurchase of common stock of subsidiary	-	(31,627)
Other	(597)	-
Net cash used in financing activities	(27,322)	(35,942)
Effect of exchange rate changes on cash and cash equivalents	736	(2,473)
Net decrease in cash and cash equivalents	(19,277)	(20,772)
Cash and cash equivalents at beginning of period	215,615	218,043
Cash and cash equivalents at end of period	$196,338	$197,271
Supplemental disclosure of non-cash information:

Accrual for property, plant and equipment purchased during the period	$30,795	$27,572
Capital lease obligation for purchase of equipment	-	22,927
Noncash net assets from acquisition	110,211	-

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months and Nine Months Ended August 3, 2014 and July 28, 2013
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

On April 4, 2014, DNP Photomask Technology Taiwan Co., Ltd. (“DPTT”), a wholly owned subsidiary of Dai Nippon Printing Co., Ltd. (“DNP”), merged into Photronics Semiconductor Mask Corporation (“PSMC”), a wholly owned subsidiary of Photronics. All of the assets and liabilities of DPTT existing prior to the merger were assumed by the renamed surviving entity of the merger, Photronics DNP Mask Corporation (“PDMC”). Photronics and DNP own 50.01 percent and 49.99 percent of PDMC, respectively.

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

Identifiable intangible assets acquired were primarily customer relationships, which represent the fair value of relationships and agreements DPTT had in place at the date of the merger. The customer relationships had a fair value of $1.5 million at the acquisition date, determined by using the multi-period excess earnings method and an estimated useful life of twelve years. The acquisition date fair value of the remainder of the identifiable assets acquired and liabilities assumed were equivalent to, or did not materially differ from, their carrying values.

Acquisition costs related to the merger were $2.5 million for the nine month period ended August 3, 2014, and are included in selling, general and administrative expense in the condensed consolidated statements of income. No acquisition costs were incurred during the three month period ended August 3, 2014.

Revenues and net income attributable to Photronics, Inc. shareholders of PDMC included in the Company’s financial results for the three month period ended August 3, 2014 are $45.8 million and $3.2 million, respectively, and from the April 4, 2014, acquisition date through August 3, 2014, are $58.9 million and $3.6 million respectively.

Index
On a pro forma basis, revenues, earnings and earnings per share of Photronics, Inc. and subsidiaries, calculated as though the merger had occurred as of the beginning of the earliest period presented, for the three month period ended July 28, 2013, and the nine month periods ended August 3, 2014 and July 28, 2013, are presented below. The pro forma earnings for the nine month period ended August 3, 2014, were adjusted to exclude $2.5 million of the above mentioned nonrecurring acquisition related costs and the gain on acquisition of $16.4 million. Other material nonrecurring pro forma adjustments made to arrive at the below earnings amounts included the add back of additional depreciation recorded against DPTT long-lived assets of $3.2 million for the three month period ended July 28, 2013, and $6.6 million and $9.7 million for the nine month periods ended August 3, 2014 and July 28, 2013, respectively. The pro forma information presented does not purport to represent results that would have been achieved had the merger occurred as of the beginning of the earliest period presented, or to be indicative of the Company’s future financial performance.

	Three Months	Nine Months
	Ended	Ended
	July 28, 2013	August 3, 2014	July 28, 2013

Revenues	$131,872	$375,717	$384,253
Net income	$9,770	$17,270	$27,240
Net income attributable to Photronics, Inc. shareholders	$6,604	$7,892	$17,272

Diluted earnings per share	$0.11	$0.13	$0.28

NOTE 3 - CHANGES IN EQUITY

The following tables set forth the Company's consolidated changes in equity for the three and nine month periods ended August 3, 2014 and July 28, 2013:

	Three Months Ended August 3, 2014
	Photronics, Inc. Shareholders

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

Balance at May 5, 2014	61,408	$614	$495,514	$76,972	$30,019	$106,620	$709,739

Net income	-	-	-	4,186	-	3,158	7,344
Other comprehensive income	-	-	-	-	1,575	545	2,120
Sale of common stock through employee stock option and purchase plans	17	-	75	-	-	-	75
Restricted stock awards vesting and expense	27	1	307	-	-	-	308
Share-based compensation expense	-	-	675	-	-	-	675
Balance at August 3, 2014	61,452	$615	$496,571	$81,158	$31,594	$110,323	$720,261

Index

	Three Months Ended July 28, 2013
	Photronics, Inc. Shareholders

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

Balance at April 29, 2013	60,598	$606	$496,204	$48,659	$11,416	$30,562	$587,447

Net income	-	-	-	5,940	-	424	6,364
Other comprehensive loss	-	-	-	-	(1,205)	(398)	(1,603)
Sale of common stock through employee stock option and purchase plans	21	-	51	-	-	-	51
Restricted stock awards vesting and expense	37	1	327	-	-	-	328
Share-based compensation expense	-	-	666	-	-	-	666
Purchase of common stock of subsidiary	-	-	360	-	(202)	(27,596)	(27,438)
Common stock warrant exercise	315	3	(3)	-	-	-	-
Balance at July 28, 2013	60,971	$610	$497,605	$54,599	$10,009	$2,992	$565,815

	Nine Months Ended August 3, 2014
	Photronics, Inc. Shareholders

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

Balance at November 4, 2013	61,083	$611	$498,861	$59,439	$26,403	$2,517	$587,831

Net income	-	-	-	21,719	-	3,617	25,336
Other comprehensive income	-	-	-	-	4,792	498	5,290
Sale of common stock through employee stock option and purchase plans	213	2	765	-	-	-	767
Restricted stock awards vesting and expense	156	2	1,005	-	-	-	1,007
Share-based compensation expense	-	-	2,122	-	-	-	2,122
Acquisition of DPTT	-	-	(6,291)	-	411	105,404	99,524
Redemption of common stock by subsidiary	-	-	109	-	(12)	(1,713)	(1,616)
Balance at August 3, 2014	61,452	$615	$496,571	$81,158	$31,594	$110,323	$720,261

Index

	Nine Months Ended July 28, 2013
	Photronics, Inc. Shareholders

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

Balance at October 29, 2012	60,213	$602	$493,411	$41,473	$15,900	$34,615	$586,001

Net income	-	-	-	13,126	-	1,539	14,665
Other comprehensive loss	-	-	-	-	(5,662)	(829)	(6,491)
Sale of common stock through employee stock option and purchase plans	310	4	441	-	-	-	445
Restricted stock awards vesting and expense	133	1	937	-	-	-	938
Share-based compensation expense	-	-	1,880	-	-	-	1,880
Common stock warrants exercised	315	3	(3)	-	-	-	-
Purchase of common stock of subsidiary	-	-	939	-	(229)	(32,333)	(31,623)
Balance at July 28, 2013	60,971	$610	$497,605	$54,599	$10,009	$2,992	$565,815

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	August 3, 2014	November 3, 2013

Land	$8,767	$8,692
Buildings and improvements	125,948	103,676
Machinery and equipment	1,387,714	1,225,091
Leasehold improvements	20,406	4,179
Furniture, fixtures and office equipment	12,400	11,546
Construction in progress	72,039	97,319
	1,627,274	1,450,503
Less accumulated depreciation and amortization	1,079,897	1,027,763
	$547,377	$422,740

Equipment under capital leases are included in above property, plant and equipment as follows:

	August 3, 2014	November 3, 2013

Machinery and equipment	$56,245	$21,327
Construction in progress	-	34,918
	56,245	56,245
Less accumulated amortization	9,024	4,932
	$47,221	$51,313

Index
Depreciation expense for property, plant and equipment (excluding equipment under capital leases) was $18.4 million and $48.7 million for the three and nine month periods ended August 3, 2014, respectively, and $15.3 million and $48.4 million for the three and nine month periods ended July 28, 2013, respectively. Amortization expense for equipment under capital leases was $1.4 million and $4.2 million for the three and nine month periods ended August 3, 2014, respectively, and $0.5 million and $1.6 million for the three and nine month periods ended July 28, 2013, respectively.

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

The Company has utilized MP Mask for both high-end IC photomask production and research and development purposes. MP Mask charges its variable interest holders based on their actual usage of its facility. MP Mask separately charges for any research and development activities it engages in at the requests of its owners. The Company recorded cost of sales of $1.1 million and $3.0 million and research and development expenses of $0.2 million and $0.7 million during the three and nine month periods ended August 3, 2014. Cost of sales of $2.2 million and $7.6 million and research and development expenses of $0.2 million and $0.7 million were recorded during the three and nine month periods ended July 28, 2013. As of August 3, 2014 and November 3, 2013, the Company owed MP Mask $6.7 million and $4.5 million, respectively, and had a receivable from Micron of $9.4 million and $4.9 million, respectively, both primarily related to the aforementioned supply agreements.

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

The Company's investment in the VIE, which represents its maximum exposure to loss, was $93.1 million at August 3, 2014 and November 3, 2013. These amounts are reported in the Company's condensed consolidated balance sheets as "Investment in joint venture". The Company recorded a gain from its investment in the VIE of $0.1 million in the three and nine month periods ending August 3, 2014, a loss in the VIE of $0.2 million in the nine month period ended July 28, 2013, and recorded no income from its investment in the three month period ended July 28, 2013. Income from the VIE is included in "Interest and other income (expense), net" in the condensed consolidated statements of income.

Index
NOTE 6 - LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

	August 3, 2014	November 3, 2013

3.25% convertible senior notes due in April 2016	$115,000	$115,000

5.50% convertible senior notes due in October 2014	22,054	22,054

2.77% capital lease obligation payable through July 2018	21,743	25,065

3.09% capital lease obligation payable through March 2016	7,792	10,652

Term loan, which bore interest at a variable rate, as defined, repaid in December 2013	-	21,250

	166,589	194,021
Less current portion	10,306	11,818
	$156,283	$182,203

In December 2013 the Company amended its credit facility, increasing its limit to $50 million with an expansion capacity to $75 million, and extending its term to December 2018. Simultaneously, the Company repaid its $21.3 million term loan. The interest rate spread on borrowings has been reduced and the minimum fixed charge ratio has been replaced with a minimum interest coverage ratio under the terms of the amended credit facility which, in addition, increased the investment baskets (as defined in the credit facility) and continues to include total leverage ratio and minimum unrestricted cash balance covenants. The credit facility bears interest (1.92 percent at August 3, 2014) based on the Company’s total leverage ratio, at LIBOR plus a spread, as defined in the credit facility. As of August 3, 2014, the Company had no outstanding borrowings under the credit facility and $50 million was available for borrowing. The credit facility is secured by substantially all of the Company’s assets located in the United States, as well as common stock the Company owns in certain of its foreign subsidiaries.

In August 2013 a $26.4 million principal amount, five year capital lease commenced to fund the purchase of a high-end lithography tool. Payments under the capital lease, which bears interest at 2.77 percent, are $0.5 million per month through July 2018. Under the terms of the lease agreement, the Company must maintain the equipment in good working order, and is subject to a cross default with cross acceleration provision related to certain nonfinancial covenants incorporated in its credit facility. As of August 3, 2014, the total amount payable through the end of the lease term was $23.0 million, of which $21.7 million represented principal and $1.3 million represented interest.

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

Index
In September 2009 the Company issued, through a public offering, $57.5 million aggregate principal amount of 5.5% convertible senior notes, which were to mature on October 1, 2014. Under the terms of the offering, the note holders could convert each $1,000 principal amount of notes to approximately 197 shares of common stock (equivalent to an initial conversion price of $5.08 per share of common stock) on, or before, September 30, 2014. The conversion rate is subject to adjustment upon the occurrence of certain events which are described in the indenture dated September 16, 2009. The Company is not required to redeem the notes prior to their maturity. The net proceeds of this offering were approximately $54.9 million, which were used to reduce amounts outstanding under the Company’s credit facility. As discussed above, $35.4 million aggregate principal amount of these notes were acquired by the Company during fiscal 2011. The Company intends to repay the remaining outstanding 5.5% convertible senior notes due in October 2014 with borrowings against its credit facility and, therefore, has classified as long-term the entire $22.1 million of those notes that were outstanding as of August 3, 2014.

In April 2011 the Company entered into a five year, $21.2 million capital lease for manufacturing equipment. Payments under the lease, which bears interest at 3.09 percent, are $0.4 million per month through March 2016. The lease agreement provides that the Company must maintain the equipment in good working order, and includes a cross default with cross acceleration provision related to certain non-financial covenants incorporated in the Company's credit facility agreement. As of August 3, 2014, the total amount payable through the end of the lease term was $8.0 million, of which $7.8 million represented principal and $0.2 million represented interest.

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

NOTE 8 - SHARE-BASED COMPENSATION

The Company has a share-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to, shares of the Company's common stock may be granted from shares authorized but unissued or shares previously issued and reacquired by the Company. The maximum number of shares of common stock approved by the Company’s shareholders to be issued under the Plan was increased from six million shares to nine million shares during the three month period ended May 4, 2014. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. Total share-based compensation costs for the three and nine month periods ended August 3, 2014, were $1.0 million and $3.1 million, respectively, and $1.0 million and $2.8 million for the three and nine month periods ended July 28, 2013, respectively. The Company received cash from option exercises of $0.1 million and $0.8 million for the three and nine month periods ended August 3, 2014, respectively, and $0.1 million and $0.4 million for the three and nine month periods ended July 28, 2013, respectively. No share-based compensation cost was capitalized as part of an asset and no related income tax benefits were recorded during the periods presented.

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

Index
The weighted-average inputs and risk-free rate of return ranges used to calculate the grant date fair value of options issued during the three and nine month periods ended August 3, 2014 and July 28, 2013, are presented in the following table.

	Three Months Ended				Nine Months Ended
	August 3, 2014		July 28, 2013		August 3, 2014		July 28, 2013

Expected volatility	58.1%		73.1%		61.0%		98.8%

Risk free rate of return	1.4%		0.8%		1.4%		0.5% - 0.8%

Dividend yield	N/	A	N/	A	N/	A	N/	A

Expected term	4.6 years		4.3 years		4.6 years		4.3 years

Information on outstanding and exercisable option awards as of August 3, 2014, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at August 3, 2014	4,499,469	$8.61	5.5 years	$8,493

Exercisable at August 3, 2014	3,035,253	$9.25	4.1 years	$6,839

There were 20,000 share options granted during the three month period ended August 3, 2014, with a grant date fair value $4.24 per share, and there were 17,500 share options granted during the three month period ended July 28, 2013, with a grant date fair value of $4.35 per share. There were 632,500 share options granted during the nine month period ended August 3, 2014, with a weighted-average grant date fair value of $4.44 per share and 601,500 share options granted during the nine month period ended July 28, 2013, with a weighted-average grant date fair value of $4.00 per share. As of August 3, 2014, the total unrecognized compensation cost related to unvested option awards was approximately $4.5 million. That cost is expected to be recognized over a weighted-average amortization period of 2.5 years.

Restricted Stock

The Company periodically grants restricted stock awards. The restrictions on these awards typically lapse over service periods of less-than-one to four years. No restricted stock awards were granted during the three month period ended August 3, 2014, and 111,667 restricted stock awards were issued during the nine month period ended August 3, 2014, with a weighted-average grant date fair value of $8.86 per share. There were no restricted stock awards granted during the three month period ended July 28, 2013, and 209,500 restricted stock awards granted during the nine month period ended July 28, 2013, with a weighted-average grant date fair value of $5.48 per share. As of August 3, 2014, the total compensation cost not yet recognized related to unvested restricted stock awards was approximately $1.2 million. That cost is expected to be recognized over a weighted-average amortization period of 2.0 years. As of August 3, 2014, there were 250,606 shares of restricted stock outstanding.

Index
NOTE 9 - INCOME TAXES

The effective income tax rates for the three month periods ended August 3, 2014 and July 28, 2013, differ from the rates computed by applying the U.S. statutory rate of 35% to income before income taxes for the periods primarily due to foreign tax rate differences, as well as the existence of valuation allowances in jurisdictions with historical and continuing tax losses.

Unrecognized tax benefits related to uncertain tax positions were $4.8 million at August 3, 2014, and $4.9 million at November 3, 2013, of which $4.8 million and $1.7 million, respectively, would favorably impact the Company’s effective tax rate if recognized. The year to date change is primarily due to uncertain tax positions related to the DPTT Acquisition (as discussed in Note 2), net of the settlement of an Internal Revenue Service “IRS” income tax examination of the Company’s 2011 and 2012 federal income tax returns, combined with the recognition of a previously unrecognized benefit that resulted from a lapse of an assessment period. The IRS income tax settlement had limited impact on the income tax expense for the three and nine month periods ended August 3, 2014, as the changes were offset by fully valued loss carryforwards. Accrued interest and penalties related to unrecognized tax benefits was $0.1 million at both August 3, 2014 and November 3, 2013. As of August 3, 2014, the total amount of unrecognized tax benefits is not expected to significantly increase or decrease in the next twelve months.

During the three month period ended May 4, 2014, PDMC (formerly PSMC), in accordance with ownership provisions in the DPTT acquisition agreements, made a one-time remittance of $35.1 million in earnings that were previously considered to be reinvested. The balance of PDMC’s undistributed earnings remains indefinitely invested.

As a result of the DPTT Acquisition, the Company had an increase in available foreign tax operating loss carryforwards of approximately $57.6 million that expire from 2015 through 2018, the benefits of which are anticipated to be fully realized.

PKLT, the Company's FPD manufacturing facility in Taiwan, is accorded a tax holiday which commenced in 2012 and expires in 2017. The tax holiday had no dollar or per share effect in the three and nine months ended August 3, 2014 and July 28, 2013. PDMC, the Company’s IC manufacturing unit in Taiwan, is accorded a tax holiday, as a result of the DPTT Acquisition, which commences in 2015 and expires in 2020. The tax holiday did not impact the 2014 effective tax rate based on its future commencement date, and had no dollar or per share effect in the three or nine month periods ended August 3, 2014 and July 28, 2013.

NOTE 10 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented below.

	Three Months Ended		Nine Months Ended
	August 3, 2014	July 28, 2013	August 3, 2014	July 28, 2013

Net income attributable to Photronics, Inc. shareholders	$4,186	$5,940	$21,719	$13,126
Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effects	-	392	4,626	-
Earnings for diluted earnings per share	$4,186	$6,332	$26,345	$13,126
Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	61,436	60,746	61,336	60,505
Effect of dilutive securities:
Share-based payment awards	996	898	947	783
Convertible notes	-	4,338	15,423	-
Common stock warrants	-	195	-	190
Potentially dilutive common shares	996	5,431	16,370	973
Weighted-average common shares used for diluted earnings per share	62,432	66,177	77,706	61,478

Basic earnings per share	$0.07	$0.10	$0.35	$0.22
Diluted earnings per share	$0.07	$0.10	$0.34	$0.21

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

	Three Months Ended		Nine Months Ended
	August 3, 2014	July 28, 2013	August 3, 2014	July 28, 2013

Convertible notes	15,423	11,085	-	15,423
Share-based payment awards	1,869	2,856	2,044	2,900
Total potentially dilutive shares excluded	17,292	13,941	2,044	18,323

NOTE 11 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following tables set forth the changes in the Company's accumulated other comprehensive income by component (net of tax of $0) for the three and nine month periods ended August 3, 2014 and July 28, 2013:

	Three Months Ended August 3, 2014
	Foreign Currency	Amortization
	Translation	of Cash
	Adjustments	Flow Hedge	Other	Total

Balance at May 5, 2014	$30,928	$(498)	$(411)	$30,019
Other comprehensive income (loss) before reclassifications	2,088	-	-	2,088
Amounts reclassified from other comprehensive income	-	32	-	32
Net current period other comprehensive income (loss)	2,088	32	-	2,120
Less: other comprehensive income attributable to noncontrolling interests	(541)	-	(4)	(545)
Balance at August 3, 2014	$32,475	$(466)	$(415)	$31,594

	Three Months Ended July 28, 2013
	Foreign Currency	Amortization
	Translation	of Cash
	Adjustments	Flow Hedge	Other	Total

Balance at April 29, 2013	$12,710	$(626)	$(668)	$11,416
Other comprehensive income (loss) before reclassifications	(1,640)	-	5	(1,635)
Amounts reclassified from other comprehensive income	-	32	-	32
Net current period other comprehensive income (loss)	(1,640)	32	5	(1,603)
Less: other comprehensive loss attributable to noncontrolling interests	398	-	-	398
Purchase of common stock of subsidiary	-	-	(202)	(202)
Balance at July 28, 2013	$11,468	$(594)	$(865)	$10,009

Index

	Nine Months Ended August 3, 2014
	Foreign Currency	Amortization
	Translation	of Cash
	Adjustments	Flow Hedge	Other	Total

Balance at November 4, 2013	$27,797	$(562)	$(832)	$26,403
Other comprehensive income before reclassifications	5,176	-	18	5,194
Amounts reclassified from other comprehensive income	-	96	-	96
Net current period other comprehensive income	5,176	96	18	5,290
Less: other comprehensive income attributable to noncontrolling interests	(498)	-	-	(498)
Other comprehensive income allocated to noncontrolling interests	-	-	411	411
Redemption of common stock by subsidiary	-	-	(12)	(12)
Balance at August 3, 2014	$32,475	$(466)	$(415)	$31,594

	Nine Months Ended July 28, 2013
	Foreign Currency	Amortization
	Translation	of Cash
	Adjustments	Flow Hedge	Other	Total

Balance at October 29, 2012	$17,241	$(690)	$(651)	$15,900
Other comprehensive income (loss) before reclassifications	(6,602)	-	15	(6,587)
Amounts reclassified from other comprehensive income	-	96	-	96
Net current period other comprehensive income (loss)	(6,602)	96	15	(6,491)
Less: other comprehensive loss attributable to noncontrolling interests	829	-	-	829
Purchase of common stock of subsidiary	-	-	(229)	(229)
Balance at July 28, 2013	$11,468	$(594)	$(865)	$10,009

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

The Company's net sales by geographic area and for ICs and FPDs for the three and nine month periods ended August 3, 2014 and July 28, 2013, and its long-lived assets by geographic area as of August 3, 2014 and November 3, 2013, are presented below.

	Three Months Ended		Nine Months Ended
	August 3, 2014	July 28, 2013	August 3, 2014	July 28, 2013
Net sales
Taiwan	$52,389	$30,559	$117,330	$86,378
Korea	33,248	33,834	102,855	100,138
United States	28,336	33,715	79,044	98,980
Europe	9,981	10,982	30,098	28,970
All other	898	562	1,949	1,705
	$124,852	$109,652	$331,276	$316,171

IC	$100,573	$84,144	$253,334	$240,733
FPD	24,279	25,508	77,942	75,438
	$124,852	$109,652	$331,276	$316,171

	As of
	August 3, 2014	November 3, 2013
Long-lived assets
Taiwan	$182,129	$66,836
United States	181,814	191,518
Korea	174,243	153,878
Europe	9,167	10,471
All other	24	37
	$547,377	$422,740

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at August 3, 2014 or November 3, 2013. During the three month period ended May 4, 2014, the Company measured and recorded the net assets it acquired in its subsidiary’s acquisition of DPTT at fair value. See Note 2 for further information.

Index
Fair Value of Other Financial Instruments

The fair values of the Company's cash and cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying value due to their short-term maturities. The fair value of the Company's variable rate term loan that was repaid in December 2013 was a Level 2 measurement and approximated its carrying value due to the variable nature of the underlying interest rates. The fair values of the Company’s convertible senior notes are Level 2 measurements that are generally determined using recent bid prices, however, due to their short remaining term to maturity, the August 3, 2014, fair value of the 5.5% convertible senior notes is primarily based on the market price of the Company’s common stock at that date.

The table below presents the fair and carrying values of the Company's convertible senior notes at August 3, 2014 and November 3, 2013.

	August 3, 2014		November 3, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value

3.25% convertible senior notes	$121,958	$115,000	$130,330	$115,000
5.5% convertible senior notes	$35,326	$22,054	$37,567	$22,054

NOTE 14 - SUBSIDIARY SHARE REPURCHASE AND TENDER OFFER

Since the second quarter of fiscal 2011, the board of directors of PSMC (in 2014 PSMC’s name was changed to PDMC, see note 2), a subsidiary of the Company based in Taiwan, authorized several share repurchase programs for PSMC to purchase for retirement shares of its outstanding common stock. The last of these repurchase programs concluded in the first fiscal quarter of 2013 in which PSMC purchased 9.2 million shares at a cost of $4.2 million. These repurchase programs increased the Company's ownership in PSMC from 72.09% at October 28, 2012, to 75.11% at January 27, 2013. During fiscal 2013 the Company increased its ownership interest in PSMC, primarily through a tender offer, to 98.63% by purchasing 51.4 million shares at a cost of $28.1 million. In January 2014 the Company increased its ownership percentage in PSMC to 100% at a cost of $1.7 million for the then remaining 3.0 million shares that were not owned by the Company.

In April 2014 DPTT merged into PSMC. See Note 2 for further discussion related to the DPTT Acquisition.

The table below presents the effect of the change in the Company’s ownership interest in PDMC on the Company's equity for the nine month period ended August 3, 2014, (3.0 million shares of common stock acquired and 112.9 million shares of common stock issued) and for the three and nine month periods ended July 28, 2013 (50.3 million and 59.4 million shares of common stock of PSMC purchased, respectively). The Company’s ownership interest in PDMC did not change during the three month period ended August 3, 2014.

	Three Months Ended		Nine Months Ended
	August 3, 2014	July 28, 2013	August 3, 2014	July 28, 2013

Net income attributable to Photronics, Inc. shareholders	$4,186	$5,940	$21,719	$13,126

Increase (decrease) in Photronics, Inc.'s additional paid-in capital	-	360	(6,182)	939

Increase (decrease) in accumulated other comprehensive income	-	(202)	399	(229)
Change from net income attributable to Photronics, Inc. shareholders due to issuance of shares of PDMC and transfers to and from noncontrolling interest	$4,186	$6,098	$15,936	$13,836

Index
NOTE 15 - COMMITMENTS AND CONTINGENCIES

As of August 3, 2014, the Company had commitments outstanding for capital expenditures of approximately $65 million.

The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material effect on its condensed consolidated financial statements.

NOTE 16 - RECENT ACCOUNTING PRONOUNCEMENTS

   In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09 – Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of this ASU is that revenue should be recognized for the amount of consideration expected to be received for promised goods or services transferred to customers. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, and assets recognized for costs incurred to obtain or fulfill a contract. This ASU will be effective for the Company in its first quarter of fiscal 2018. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. The Company is evaluating the transition method that will be elected and the potential effects of the adoption of this ASU on its financial statements.

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

Index
Material Changes in Results of Operations
Three and Nine Months ended August 3, 2014 and July 28, 2013

The following table represents selected operating information expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	August 3, 2014	July 28, 2013	August 3, 2014	July 28, 2013

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(77.1)	(75.3)	(77.7)	(76.9)
Gross margin	22.9	24.7	22.3	23.1
Selling, general and administrative expenses	(9.9)	(11.0)	(11.5)	(11.2)
Research and development expenses	(4.1)	(4.5)	(4.9)	(4.5)
Operating income	8.9	9.2	5.9	7.4
Gain on acquisition	-	-	4.9	-
Other income (expense), net	(1.0)	(0.9)	(1.0)	(0.8)
Income before income tax provision	7.9	8.3	9.8	6.6
Income tax provision	(2.0)	(2.5)	(2.2)	(1.9)
Net income	5.9	5.8	7.6	4.7
Net income attributable to noncontrolling interests	(2.5)	(0.4)	(1.0)	(0.5)
Net income attributable to Photronics, Inc. shareholders	3.4%	5.4%	6.6%	4.2%

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three months ended August 3, 2014 (Q3-14) and July 28, 2013 (Q3-13) and for the nine months ended August 3, 2014 (YTD-14) and July 28, 2013 (YTD-13), in millions of dollars.

Net Sales

	Three Months Ended			Nine Months Ended
	Q3-14	Q3-13	Percent Change	YTD-14	YTD-13	Percent Change

IC	$100.6	$84.2	19.5%	$253.4	$240.7	5.2%
FPD	24.3	25.5	(4.8)%	77.9	75.5	3.3%
Total net sales	$124.9	$109.7	13.9%	$331.3	$316.2	4.8%

Net sales for Q3-14 increased 13.9% to $124.9 million as compared to $109.7 million for Q3-13. The increase was a result of increased sales in Taiwan, due in part to the acquisition of DPTT, as discussed in Note 2 to the condensed consolidated financial statements. Total mainstream sales increased slightly in Q3-14 as compared to Q3-13. Revenues attributable to high-end products increased by $12.0 million to $51.6 million in Q3-14 as compared to $39.6 million in Q3-13. High-end photomask applications include mask sets for 45 nanometer and below for IC products, and G8 and above and active matrix organic light-emitting diode (AMOLED) display screen technologies for FPD products. By geographic area, net sales in Q3-14 as compared to Q3-13 increased (decreased) by $21.8 million or 71.4% in Taiwan, $(0.6) million or (1.7)% in Korea, $(5.4) million or (16.0)% in the United States, and $(1.0) million or (9.1)% in Europe.

Net sales for YTD-14 increased to $331.3 million as compared to $316.2 million for YTD-13 primarily as a result of increased sales in Taiwan as discussed above. Revenues attributable to high-end products increased by $6.8 million to $121.6 million in YTD-14 as compared to $114.8 million in YTD-13, and mainstream sales increased by $8.3 million to $209.7 million in YTD-14 as compared to $201.4 million in YTD-13.

Index

Gross Margin

	Three Months Ended			Nine Months Ended
	Q3-14	Q3-13	Percent Change	YTD-14	YTD-13	Percent Change

Gross margin	$28.7	$27.1	5.8%	$73.7	$73.0	1.0%
Percentage of net sales	22.9%	24.7%		22.3%	23.1%

Gross margin percentage decreased to 22.9% in Q3-14 from 24.7% in Q3-13, and to 22.3% in YTD-14 from 23.1% in YTD-13 primarily due to increased equipment costs, including depreciation expense associated with additional high-end equipment. The Company operates in a high fixed cost environment and, to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.

Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	Q3-14	Q3-13	Percent Change	YTD-14	YTD-13	Percent Change
Selling, general and administrative expenses	$12.4	$12.1	2.7%	$38.1	$35.3	8.0%
Percentage of net sales	9.9%	11.0%		11.5%	11.2%

Selling, general and administrative expenses were essentially unchanged at $12.4 million in Q3-14 as compared to $12.1 million in Q3-13. Selling, general and administrative expenses were $38.1 million in YTD-14 and $35.3 million in YTD-13, primarily the result of $2.5 million in expenses incurred in the first six months of fiscal 2014 in connection with the acquisition of DPTT as discussed in Note 2 to the condensed consolidated financial statements.

Research and Development

	Three Months Ended			Nine Months Ended
	Q3-14	Q3-13	Percent Change	YTD-14	YTD-13	Percent Change

Research and development	$5.2	$5.0	4.3%	$16.1	$14.4	12.0%
Percentage of net sales	4.1%	4.5%		4.9%	4.5%

Research and development expenses consist primarily of global development efforts related to high-end process technologies for advanced sub-wavelength reticle solutions for IC technologies. Research and development expenses increased by $0.2 million to $5.2 million in Q3-14, as compared to $5.0 million in Q3-13, and by $1.7 million to $16.1 million in YTD-14, as compared to $14.4 million in YTD-13. The increase in research and development expenses in Q3-14 and YTD-14 as compared to the same periods in the prior year was primarily due to increased activities at advanced nanometer technology nodes for IC photomasks.

Index
Other Income (Expense), net

	Three Months Ended		Nine Months Ended
	Q3-14	Q3-13	YTD-14	YTD-13

Gain on acquisition	$-	$-	$16.4	$-
Interest expense	(1.8)	(1.9)	(5.6)	(5.7)
Interest and other income (expense), net	0.6	0.9	2.3	3.2
Other income (expense), net	$(1.2)	$(1.0)	$13.1	$(2.5)

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

Interest expense decreased slightly in Q3-14 as compared to Q3-13 primarily as a result of reduced outstanding borrowing balances.

Interest and other income (expense), net decreased in Q3-14 as compared to Q3-13 by $0.3 million, and in YTD-14 as compared to YTD-13 by $0.9 million primarily as a result of reduced interest income on lower cash balances.

Income Tax Provision

	Three Months Ended		Nine Months Ended
	Q3-14	Q3-13	YTD-14	YTD-13

Income tax provision	$2.5	$2.7	$7.3	$6.2

Effective income tax rate	25.7%	29.7%	22.3%	29.6%

The effective income tax rate decreased in Q3-14 as compared to Q3-13, and in YTD-14 as compared to YTD-13, due to lower income tax provisions recorded in jurisdictions in which the Company generated income before income taxes which, due to valuation allowances, were not significantly offset by income tax benefits recorded in jurisdictions in which the Company incurred losses before income taxes. In addition the YTD -14 compared to YTD-13 was further decreased due to the application of a zero tax rate on the gain recognized on the DPTT Acquisition.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $2.8 million to $3.2 million in Q3-14, as compared to $0.4 million in Q3-13, and increased $2.1 million to $3.6 million in YTD-14, as compared to $1.5 million in YTD-13, primarily as a result of changes in the ownership structure of the Company’s IC manufacturing facility located in Taiwan. During YTD-13, the Company reacquired shares held by noncontrolling interests of this subsidiary, while during Q2-14, the Company exchanged a 49.99% noncontrolling interest in this subsidiary in return for the net assets of an acquiree. See Notes 2 and 14 of the condensed consolidated financial statements for further information.

Liquidity and Capital Resources

The Company's working capital was $204.8 million at August 3, 2014, and $213.9 million at November 3, 2013. The decrease in working capital was primarily related to the repayment of a long-term loan discussed in Note 6 to the condensed consolidated financial statements. Cash and cash equivalents were $196.3 million at August 3, 2014, and $215.6 million at November 3, 2013. Net cash provided by operating activities was $61.8 million for the nine month period ended August 3, 2014, as compared to $67.6 million for the nine month period ended July 28, 2013, the decrease primarily due to decreased accounts receivable, net of a non-cash increase in accounts receivable in connection with the acquisition of DPTT, as compared to the prior year. Net cash used in investing activities for the nine month period ended August 3, 2014, was $54.5 million, which was comprised primarily of capital expenditure payments, offset in part by $4.5 million of cash received in the acquisition of DPTT. Net cash used in financing activities of $27.3 million for the nine month period ended August 3, 2014, was primarily comprised of repayments of long-term borrowings. The Company may use its cash available on hand for operations, capital expenditures, debt repayments, strategic opportunities, stock repurchases or other corporate uses, any of which may be material.

Index
As of August 3, 2014 and November 3, 2013, the Company’s total cash and cash equivalents include $122.8 million and $165.7 million, respectively, held by its foreign subsidiaries. The majority of earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested. In a one-time distribution made during the three month period ended May 4, 2014, $35.1 million in earnings of PSMC were remitted to the U.S. that were previously considered to be permanently reinvested (see Note 9 to the condensed consolidated financial statements for further discussion). This distribution was in connection with the Company’s acquisition of DPTT. The Company’s foreign subsidiaries continue to grow through the reinvestment of earnings in additional manufacturing capacity and capability, particularly in the high-end IC and FPD areas. A repatriation of these funds to the U.S. may be subject to U.S. federal income taxes and local country withholding tax in certain jurisdictions.

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

In December 2013 the Company amended its credit facility, increasing its limit to $50 million with an expansion capacity to $75 million and extending its term to December 2018. Simultaneously, the Company repaid its $21.3 million term loan. The credit facility is secured by substantially all of the Company's assets located in the United States, as well as common stock the Company owns in certain of its foreign subsidiaries, and is subject to the following financial covenants: minimum interest coverage, total leverage ratio and minimum unrestricted cash balance. As of August 3, 2014, the Company was in compliance with the covenants of the credit facility, had no outstanding borrowings under the credit facility and $50 million was available for borrowing. The credit facility bears interest (1.92 percent at August 3, 2014) based on the Company’s total leverage ratio, at LIBOR plus a spread, as defined in the credit facility.

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

In August 2013 a $26.4 million principal amount, five year capital lease to fund the purchase of a high-end lithography tool commenced. Payments under the lease, which bears interest at 2.77 percent, are $0.5 million per month through July 2018. Under the terms of the lease agreement, the Company must maintain the equipment in good working order, and the lease is subject to a cross default with a cross acceleration provision related to certain nonfinancial covenants incorporated in its credit facility. As of August 3, 2014, the total amount payable through the end of the lease term was $23.0 million, of which $21.7 million represented principal and $1.3 million represented interest.

In February 2012, the Company amended its credit facility to include the addition of a $25 million term loan that was to mature in March 2017, with minimum quarterly principal payments of $0.6 million. In the first quarter of fiscal 2014 the Company repaid the $21.3 million balance of this term loan that was outstanding at November 3, 2013.

As of August 3, 2014, the Company had capital equipment commitments outstanding of approximately $65 million. The Company believes that its currently available resources, together with its capacity for growth, and its access to equity and other financing sources, will be sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the next twelve months. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations, existing cash, and cash available under its credit facility.

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

Index
Off-Balance Sheet Arrangements

Under the MP Mask joint venture operating agreement, in order to maintain its 49.99% ownership interest, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount specified in the operating agreement. Cumulatively through August 3, 2014, the Company has made additional contributions of $32.5 million to the joint venture, and has received distributions from the joint venture totaling $10.0 million.

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

Effect of Recent Accounting Pronouncements

See Note 16 to the condensed consolidated financial statements for a summary of recent accounting pronouncements that may impact the Company’s financial reporting.

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

The Company attempts to minimize its risk of foreign currency transaction losses by producing its products in the same country in which the products are sold (thereby generating revenues and incurring expenses in the same currency), and by managing its working capital. In some instances, the Company may sell products in a currency other than the functional currency of the country where it was produced or purchase products in a currency that differs from the functional currency of the purchasing manufacturing facility. There can be no assurance that this approach will continue to be successful, especially in the event of a significant adverse movement in the value of any foreign currencies against the U.S. dollar.

The Company's primary net foreign currency exposures as of August 3, 2014, included the Korean won, the Japanese yen, the New Taiwan dollar, the Singapore dollar, the British pound, and the euro. As of August 3, 2014, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $4.2 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations, or cash flows.

Interest Rate Risk

At August 3, 2014, the Company did not have any variable rate borrowings. A 10% change in interest rates would not have had a material effect on the Company's consolidated financial position, results of operations, or cash flows in the three and nine month periods ended August 3, 2014.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the Company's third quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Risks Associated with the DPTT Acquisition

In accounting for the DPTT Acquisition, the Company was required to estimate the fair values of assets acquired and liabilities assumed and such estimates are inherently subject to uncertainty. In addition, the DPTT Acquisition may subject the Company to various risks which could adversely affect its future earnings and cash flows. These include the risks that: the cost of combining operations may exceed the Company’s estimates; the unanticipated loss of sales due to an overlap of customers served by both PSMC and DPTT prior to the DPTT Acquisition; and that greater than anticipated charges to maintain or eliminate duplicate preacquisition activities are experienced. These and other unforeseen factors may adversely affect the Company’s financial performance and could also result in the Company needing to utilize its cash reserves or incur additional debt.

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

Date: September 4, 2014