Form 10-K
period 2014-11-02
PHOTRONICS INC
filed 2015-01-06
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 2, 2014

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
(Address of principal executive offices)(Zip Code)
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
Yes ☐ No ☒

As of May 4, 2014, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant's common stock held by non-affiliates was approximately $529,675,990 (based upon the closing price of $8.77 per share as reported by the NASDAQ Global Select Market on that date).

As of December 29, 2014, 66,348,970 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2015
Annual Meeting of Shareholders	Incorporated into Part III
to be held in April 2015	of this Form 10-K

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of Photronics, Inc. ("Photronics" or the "Company"). These statements are based on management's beliefs, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be identified by words like "expect," "anticipate," "believe," "plan," "projects," “could,” “estimate,” “intend,” “may,” “will” and similar expressions, or the negative of such terms, or other comparable terminology. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this annual report on Form 10-K or in other documents filed with the Securities and Exchange Commission in press releases or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls regarding, among other things, the consummation and benefits of transactions and acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. Various factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements expressed or implied by forward-looking statements. Factors that might affect forward-looking statements include, but are not limited to, overall economic and business conditions; economic and political conditions in international markets; the demand for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate and other capital market conditions, including changes in the market price of the Company's securities; foreign currency exchange rate fluctuations; changes in technology; the timing, impact, and other uncertainties relating to transactions and acquisitions, divestitures and joint ventures as well as decisions the Company may make in the future regarding the Company’s business, capital and organizational structure and other matters; the seasonal and cyclical nature of the semiconductor and flat panel display industries; management changes; damage or destruction to the Company's facilities, or the facilities of its customers or suppliers, by natural disasters, labor strikes, political unrest, or terrorist activity; the ability of the Company to (i) place new equipment in service on a timely basis; (ii) obtain additional financing; (iii) achieve anticipated synergies and cost savings; (iv) fully utilize its tools; (v) achieve desired yields, pricing, product mix, and market acceptance of its products and (vi) obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company's expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements, except as otherwise required by securities and other applicable laws.

PART I

ITEM 1.	BUSINESS

General

Photronics, Inc. is a Connecticut corporation, organized in 1969. Its principal executive offices are located at 15 Secor Road, Brookfield, Connecticut 06804, telephone (203) 775-9000. Photronics, Inc. and its subsidiaries are collectively referred to herein as "Photronics" or the "Company". The Company's website is located at http://www.photronics.com. The Company makes available, free of charge through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information found on or incorporated into the Company's website is not part of this or any other report the Company files with or furnishes to the SEC.

Photronics is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays ("FPDs"), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits ("ICs") and a variety of FPDs and, to a lesser extent, other types of electrical and optical components. The Company currently operates principally from nine manufacturing facilities; two of which are located in Europe, three in Taiwan, one in Korea and three in the United States.

On April 4, 2014, DNP Photomask Technology Taiwan Co., Ltd. (“DPTT”), a wholly owned subsidiary of Dai Nippon Printing Co., Ltd. (“DNP”), merged into Photronics Semiconductor Mask Corporation (“PSMC”), a wholly owned subsidiary of Photronics, to form Photronics DNP Mask Corporation (“PDMC”). As a result of the acquisition of DPTT,
Photronics and DNP own 50.01 percent and 49.99 percent of PDMC, respectively.

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

The Company currently supports customers across the full spectrum of IC production and FPD technologies by manufacturing photomasks using electron beam or optical (laser-based) systems, which are the predominant technologies used for photomask manufacturing, and are capable of producing the finer line resolution, tighter overlay and larger die size for the larger and more complex circuits currently being designed. Electron beam and laser generated photomasks can be used to produce the most advanced semiconductors and FPDs for use in an array of products. However, in the case of IC production, electron beam technologies fabricate the large majority of higher cost critical layer photomasks, while photomasks produced using laser-based systems are less expensive and less precise. End markets served with IC photomasks include devices used for microprocessors, memory, telecommunications and related applications. The Company currently owns a number of high-end and mature electron beam and laser-based systems.

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

Sales and Marketing

The market for photomasks primarily consists of domestic and international semiconductor and FPD manufacturers and designers. Photomasks are manufactured by independent merchant manufacturers like Photronics, and by semiconductor and FPD manufacturers that produce photomasks exclusively for their own use (captive manufacturers). Previously there was a trend towards the divesture or closing of captive photomask operations by semiconductor manufacturers and an increase in the share of the market served by independent manufacturers. This trend was driven by the increased complexity and cost of capital equipment used in manufacturing photomasks and the lack of economy of scale for many semiconductor and FPD manufacturers to effectively utilize the equipment. However, more recently the remaining and largest captive mask facilities have started investing at faster rates than independent manufacturers to reach certain roadmap milestones. Nevertheless, most captive manufacturers maintain business and technology relationships with independent photomask manufacturers for ongoing support.

Generally, the Company and each of its customers engage in a qualification and correlation process before the Company becomes an approved supplier. Thereafter, the Company typically negotiates pricing parameters for a customer's orders based on the customer's specifications. Some prices may remain in effect for an extended period of time. In some instances, the Company enters into sales arrangements with an understanding that, as long as the Company's performance is competitive, the Company will receive a specified percentage of that customer's photomask requirements. However, none of the Company's customers have entered into a significant long-term agreement with the Company requiring them to purchase the Company's products.

The Company conducts its sales and marketing activities primarily through a staff of full-time sales personnel and customer service representatives who work closely with the Company's management and technical personnel. In addition to the sales personnel at the Company's manufacturing facilities, the Company has sales offices in the United States, Europe and Asia.

The Company supports international customers through both its domestic and international facilities. The Company considers its presence in international markets to be an important factor in attracting new customers, providing global solutions to its customers, minimizing delivery time, and serving customers that utilize manufacturing foundries outside of the United States, principally in Asia. See Note 16 to the Company's consolidated financial statements for the amount of net sales and long-lived assets attributable to each of the Company's geographic areas of operations.

Customers

The Company primarily sells its products to leading semiconductor and FPD manufacturers. The Company's largest customers (listed alphabetically) during the fiscal year ended November 2, 2014 ("fiscal 2014") included the following:

ASML Holding NV	Jenoptik AG
AU Optronics Corp.	LG Electronics, Inc.
Dongbu HiTek Co. Ltd.	Macronix International Company, Ltd.
Global Foundries, Inc.	Micron Technology, Inc.
Himax Display, Inc.	Nanya Technology Corporation
Ili Technology Corp.	Samsung Electronics Co., Ltd.
IM Flash Technologies, LLC	Semiconductor International Manufacturing Corp.
Innolux Corporation	ST Microelectronics, Inc.
Inotera Memories, Inc.	Texas Instruments Incorporated
Intel Corporation	United Microelectronics Corp.

During fiscal 2014, the Company sold its products and services to approximately 600 customers. One customer accounted for approximately 16%, 18% and 22% of the Company’s net sales in fiscal 2014, 2013 and 2012, respectively, and another customer accounted for approximately 11% of the Company’s net sales in fiscal 2014. This included sales of both IC and FPD photomasks. The Company's five largest customers, in the aggregate, accounted for approximately 44%, 43% and 43% of net sales in fiscal 2014, 2013 and 2012, respectively. A significant decrease in the amount of sales to any of these customers could have a material adverse effect on the financial performance and business prospects of the Company.

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

Research and Development

The Company conducts its primary research and development activities for IC photomasks at its MP Mask Technology Center, LLC ("MP Mask"), a joint venture with Micron Technology, Inc. (“Micron”) and at its U.S. nanoFab, both of which are located in Boise, Idaho, and also at PK, Ltd. (“PKL”), its subsidiary in Korea, and at Photronics DNP Mask Corporation (“PDMC”), one of its subsidiaries in Taiwan, and for FPD photomasks at PKL, and in site-specific research and development programs to support strategic customers. These research and development programs and activities are undertaken to advance the Company's competitiveness in technology and manufacturing efficiency. The Company also conducts application oriented research and development activities to support the early adoption of new photomask or supporting data and services technology into the customers' applications. Currently, research and development photomask activities for ICs are focused on 20 nanometer node and below, and for FPDs on Generation 8 resolution enhancement masks, substrates larger than Generation 8 and masks for AMOLED type displays. The Company believes these core competencies will continue to be a critical part of semiconductor and FPD manufacturing, as optical lithography continues to scale device capabilities at and below 45 nanometer and at and above Generation 8. The Company has incurred research and development expenses of $21.9 million, $20.8 million and $19.4 million in fiscal 2014, 2013 and 2012, respectively. The Company believes that it owns, controls, or licenses valuable proprietary information that is necessary for its business as it is presently conducted. This includes trade secrets as well as patents. The Company also believes that its intellectual property and trade secret know-how will continue to be important to its maintaining technical leadership in the field of photomasks.

Patents and Trademarks

The Company has ownership interests in approximately 50 issued U.S. patents. The subject matter of these patents, which are registered in various countries, generally relates to the manufacture of IC photomasks or the use of photomasks to manufacture other products. The expiration dates of these patents range from 2018 to 2030. Additionally, pursuant to a technology license agreement with Micron, the Company has access to certain technology of Micron and MP Mask. The Company also has a number of trademarks and trademark registrations in the United States and in other countries.

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

Merger of PSMC with DNP Photomask Technology Taiwan Co., LTD.

On April 4, 2014, DNP Photomask Technology Taiwan Co., Ltd. (“DPTT”), a wholly owned subsidiary of Dai Nippon Printing Co., Ltd. (“DNP”), merged into Photronics Semiconductor Mask Corporation (“PSMC”), a wholly owned subsidiary of Photronics, to form Photronics DNP Mask Corporation (“PDMC”). As a result of the acquisition of DPTT, Photronics and DNP own 50.01 percent and 49.99 percent of PDMC, respectively.

International Operations

Sales from the Company’s international operations were approximately 77%, 70% and 70% of the Company's net sales in fiscal 2014, 2013 and 2012, respectively. The Company believes that its ability to serve international markets is enhanced by it having, among other things, a local presence in the markets that it serves. This requires a significant investment in financial, managerial, operational, and other resources.

Operations outside of the United States are subject to inherent risks, including fluctuations in exchange rates, political and economic conditions in various countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing international operations, longer accounts receivable collection cycles, potential restrictions on transfers of funds and potentially adverse tax consequences. These factors may have a material adverse effect on the Company's ability to generate sales outside of the United States and to deploy resources where they could otherwise be used to their greatest advantage and, consequently, may adversely affect its financial condition and results of operations. Note 16 of the notes to the Company's consolidated financial statements presents net sales and long-lived assets by geographic area.

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

The Company estimates that, for the types of photomasks it manufactures (IC and FPD), the size of the total market (captive and merchant) is approximately $3.7 billion. Its competitors include Compugraphics International, Ltd., DNP (outside of Taiwan), Hoya Corporation, SK-Electronics Co. Ltd., Taiwan Mask Corporation and Toppan Printing Co., Ltd. The Company also competes with semiconductor manufacturers' captive photomask manufacturing operations that supply photomasks for internal use and, in some instances, also for external customers and foundries. The Company expects to face continued competition which, in the past, has led to pressure to reduce prices. The Company believes the pressure to reduce prices has contributed to the decrease in the number of independent manufacturers, and expects such pressure to continue in the future.

Employees

As of November 2, 2014, the Company had approximately 1,500 employees. The Company believes it offers competitive compensation and other benefits and that its employee relations are good.

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

Although the Company has been profitable since fiscal 2010, it has, in the past, incurred net losses. The net losses experienced in prior years were due, in part, to macroeconomic factors, which resulted in significant charges for restructurings and impairments of long-lived assets. The Company cannot provide assurance that it will not incur net losses in the future.

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

The Company's customers generally order photomasks on an as-needed basis, and the Company's net sales in any quarter are dependent on orders received during that quarter. Since the Company operates with little backlog and the rate of new orders may vary significantly from quarter-to-quarter, the Company's capital expenditures and, to some extent, expense levels are based primarily on sales forecasts and technological advancements in photomask manufacturing equipment. Consequently, if anticipated sales in any quarter do not occur when expected, capital expenditures and expense levels could be disproportionately high, and the Company's operating results would be adversely affected. Due to the foregoing factors, the Company believes that quarter-to-quarter comparisons of its operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. In addition, in future quarters the Company's operating results could be below the expectations of public market analysts and investors which, in turn, could materially adversely affect the market price of the Company's common stock.

The photomask industry is subject to rapid technological change and the Company might fail to remain competitive, which could have a material adverse effect on the Company's business and results of operations.

The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, the Company will be required to continually anticipate, respond to and utilize changing technologies of increasing complexity in both traditional and emerging markets that it serves. In particular, the Company believes that, as semiconductor geometries continue to become smaller and FPDs become larger with improved performance, it will be required to manufacture increasingly complex photomasks. Additionally, the demand for photomasks has been, and could in the future be, adversely affected by changes in semiconductor and high performance electronics fabrication methods that affect the type or quantity of photomasks utilized, such as changes in semiconductor demand that favor field programmable gate arrays and other semiconductor designs that replace application-specific ICs. Furthermore, increased market acceptance of alternative methods of transferring IC designs onto semiconductor wafers could reduce or eliminate the need for photomasks in the production of semiconductors. As of the end of fiscal 2014, one alternative method, direct-write lithography, has not been proven to be a commercially viable alternative to photomasks, as it is considered to be too slow for high volume semiconductor wafer production. However, should direct-write or any other alternative method of transferring IC designs to semiconductor wafers without the use of photomasks achieve market acceptance, and if the Company is unable to anticipate, respond to or utilize these or other technological changes, due to resource, technological or other constraints, its business and results of operations could be materially adversely affected.

The Company's operations will continue to require substantial capital expenditures, for which it may be unable to obtain funding.

The manufacture of photomasks requires substantial investments by the Company in high-end manufacturing capability. The Company expects that it will be required to continue to make substantial capital expenditures to meet the technological demands of its customers and to position itself for future growth. The Company's capital expenditure payments for fiscal 2015 are expected to be in the range of $100 million to $110 million, of which $31 million was included in Accounts payable or Accrued liabilities on its November 2, 2014, Consolidated Balance Sheet. The Company cannot provide assurance that it will be able to obtain the additional capital required to fund its operations on reasonable terms, if at all, or that any such inability will not have a material adverse effect on its business and results of operations.

The Company's agreements with Micron have several risks; should either company not comply or execute under these agreements it could significantly disrupt the Company's business and technological activities, which could have a material adverse effect on the Company's operations and cash flows.

In 2006 Photronics and Micron entered into a joint venture known as MP Mask. The joint venture develops and produces photomasks for leading-edge and advanced next generation semiconductors. As part of the formation of the joint venture, Micron contributed its existing photomask technology center located at its Boise, Idaho, headquarters to MP Mask and Photronics paid Micron $135 million in exchange for a 49.99% interest in MP Mask, a license for photomask technology of Micron and certain supply agreements. Since the formation of the joint venture, the Company has, through November 2, 2014, made contributions to MP Mask of $38 million and received returns of investments of $10 million.

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

Historically, the Company has sold a significant proportion of photomasks to a limited number of IC and FPD manufacturers. During fiscal 2014, the Company’s two largest customers by sales volume accounted for 16% and 11% of its net sales. The Company's five largest customers, in the aggregate, accounted for 44%, 43% and 43% of net sales in fiscal 2014, 2013, and 2012, respectively. None of the Company's customers have entered into a significant long-term agreement with the Company requiring them to purchase the Company's products. The loss of a significant customer or a significant reduction or delay in orders from any significant customer, (including reductions or delays due to customer departures from recent buying patterns), or an unfavorable change in market, economic, or competitive conditions in the semiconductor or FPD industries, could have a material adverse effect on the Company's financial performance and business prospects. The consolidation of semiconductor manufacturers or an economic downturn in the semiconductor industry may increase the likelihood of losing a significant customer and could also have an adverse effect on the Company's financial performance and business prospects.

The Company depends on a small number of suppliers for equipment and raw materials and, if the Company's suppliers do not deliver their products to it, the Company may be unable to deliver its products to its customers, which could adversely affect its business and results of operations.

The Company relies on a limited number of photomask equipment manufacturers to develop and supply the equipment it uses. These equipment manufacturers currently require lead times of up to twelve months or longer between the order and the delivery of certain photomask imaging and inspection equipment. The failure of such manufacturers to develop or deliver such equipment on a timely basis could have a material adverse effect on the Company's business and results of operations. In addition, the manufacturing equipment necessary to produce advanced photomasks could become prohibitively expensive, which could similarly affect the Company.

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

The Company's complex manufacturing processes require the use of expensive and technologically sophisticated equipment and materials, and are continually modified in an effort to improve manufacturing yields and product quality. Minute impurities, defects or other difficulties in the manufacturing process can lower manufacturing yields and make products unmarketable. Moreover, manufacturing leading-edge photomasks is more complex and time consuming than manufacturing less advanced photomasks, and may lead to delays in the manufacturing of all levels of photomasks. The Company has, on occasion, experienced manufacturing difficulties and capacity limitations that have delayed the Company's ability to deliver products within the time frames contracted for by its customers. The Company cannot provide assurance that, under such circumstances, it will not experience these or other manufacturing difficulties, or be subject to increased costs or production capacity constraints in the future, any of which could result in a loss of customers or could otherwise have a material adverse effect on its business and results of operations.

The Company's debt agreements limit its ability to obtain financing and may obligate the Company to repay debt before its maturity.

Financial covenants related to the Company’s credit facility, which was last amended in August 2014, include Total Leverage Ratio, a Minimum Interest Coverage Ratio, and Minimum Unrestricted Cash Balances. Existing covenant restrictions limit the Company's ability to obtain additional debt financing and, should Photronics be unable to meet one or more of these covenants, its lenders may require the Company to repay any outstanding balance prior to the expiration date of the agreements. The Company's ability to comply with the financial and other covenants in its debt agreements may be affected by worsening economic or business conditions, or other events. The Company cannot assure that, under such circumstances, additional sources of financing would be available to pay off any long-term borrowings, so as to avoid default. Should the Company default on certain of its long-term borrowings, a cross default would occur on other long-term borrowings, unless amended or waived.

Acquisitions, mergers or joint ventures by the Company may entail certain operational and financial risks.

The Company has made significant acquisitions throughout its history and it may make other acquisitions or participate in other joint ventures or mergers in the future. As discussed above, in 2014 PSMC, the Company’s wholly owned Taiwanese manufacturing subsidiary, merged with DPTT, a wholly owned subsidiary of DNP. Such transactions are subject to acquisition accounting, as prescribed in ASC 805 “Business Combinations”, under which identifiable assets acquired, liabilities assumed and any noncontrolling interests are generally recognized at their acquisition date fair values and separately from goodwill, if any, that may be required to be recognized. Goodwill, when recognizable, would be measured as the excess amount of any consideration transferred, which is generally measured at fair value, over the acquisition date fair values of the identifiable assets acquired and liabilities assumed. In cases of acquisitions that require the Company to estimate the fair values of assets acquired and liabilities assumed, such estimates, though based upon assumptions that the Company believes to be reasonable, are subject to uncertainty. After the completion of such an acquisition, if in fact the transaction is consummated, the Company may be subject to various risks which could adversely affect its future earnings and cash flows. These may include that: the cost of combining the operations of the acquired company with the Company’s operations may exceed the Company’s estimates; goodwill, if any, or other intangible assets recognized may be subject to impairment charges; the lives of intangible assets acquired may be reduced; contingent liabilities are identified or change; the unanticipated loss of sales due to an overlap of customers served by the Company and the acquiree occurs; and that greater than anticipated charges to maintain duplicate pre-merger activities and eliminate duplicative activities are experienced. Furthermore, the Company may need to utilize its cash reserves and/or issue new securities to fund future acquisitions, which could have a dilutive effect on its earnings per share.

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

The photomask industry is highly competitive, and most of the Company's customers utilize more than one photomask supplier. The Company's competitors include Compugraphics International, Ltd., DNP (outside of Taiwan), Hoya Corporation, SK-Electronics Co., Ltd., Taiwan Mask Corporation and Toppan Printing Co., Ltd. The Company also competes with semiconductor manufacturers' captive photomask manufacturing operations, some of which market their photomask manufacturing services to outside customers. The Company expects to face continued competition from these and other suppliers in the future. Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources than it has. Also, when producing smaller geometry photomasks, some of the Company's competitors may be able to more rapidly develop, produce, and achieve higher manufacturing yields than the Company. The Company believes that consistency of product quality and timeliness of delivery, as well as price, technical capability, and service are the principal factors considered by customers in selecting their photomask suppliers. The Company's inability to meet these competitive requirements could have a material adverse effect on its business and results of operations. In the past, competition led to pressure to reduce prices which, the Company believes, contributed to the decrease in the number of independent photomask suppliers. This pressure to reduce prices may continue in the future.

The Company's substantial international operations are subject to additional risks.

Sales from the Company’s international operations were approximately 77%, 70% and 70% of the Company's net sales in fiscal 2014, 2013 and 2012, respectively. The Company believes that maintaining significant international operations requires it to have, among other things, a local presence in the geographic markets that it supplies. This requires significant investments in financial, managerial, operational, and other resources. Since 1996, the Company has significantly expanded its operations in international markets by acquiring existing businesses in Europe, acquiring majority equity interests in photomask manufacturing operations in Korea and Taiwan and building a new manufacturing facility for FPD photomasks in Taiwan. The Company, in order to enable it to optimize its investments and other resources, closely monitors the semiconductor and FPD manufacturing markets for indications of geographic movement and, in conjunction with these efforts, continues to assess the locations of its manufacturing facilities. These assessments may result in the opening or closing of facilities.

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

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and are reported in U.S. dollars. The Company's operations have transactions and balances denominated in currencies other than the U.S. dollar, primarily the Korean won, New Taiwan dollar, Japanese yen, Singapore dollar, euro, and the pound sterling. In fiscal 2014, the Company recorded a net gain from changes in foreign currency exchange rates of $1.4 million in its statement of income, while its net assets were decreased by $5.9 million as a result of the translation of foreign currency financial statements to U.S. dollars. In the event of significant foreign currency fluctuations, the Company's results of operations, financial condition or cash flows may be adversely affected.

The Company's business depends on managerial and technical personnel, who are in great demand, and its inability to attract and retain qualified employees could adversely affect the Company's business and results of operations.

The Company's success depends, in part, upon key managerial and technical personnel, as well as its ability to continue to attract and retain additional qualified personnel. The loss of certain key personnel could have a material adverse effect upon the Company's business and results of operations. There can be no assurance that the Company can retain its key managerial, and technical employees, or that it can attract similar additional employees in the future.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The following table presents certain information about the Company's photomask manufacturing facilities:

Location	Type of Interest

Allen, Texas	Owned
Boise, Idaho	Owned
Brookfield, Connecticut	Owned
Bridgend, South Wales	Leased
Cheonan, Korea	Owned
Dresden, Germany	Leased
Hsinchu, Taiwan	Owned	(1)
Hsinchu, Taiwan	Leased
Taichung, Taiwan	Owned	(1)

(1) The Company owns its manufacturing facility in Taichung and one of its manufacturing facilities in Hsinchu however, it leases the related land.

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

The Common Stock of the Company is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol PLAB. The table below shows the range of high and low sale prices per share of each quarter for fiscal years 2014 and 2013, as reported by the NASDAQ Global Select Market.

	High	Low
Fiscal Year Ended November 2, 2014:

Quarter Ended February 2, 2014	$9.75	$7.42
Quarter Ended May 4, 2014	8.95	7.72
Quarter Ended August 3, 2014	9.38	7.92
Quarter Ended November 2, 2014	9.20	7.11

Fiscal Year Ended November 3, 2013:

Quarter Ended January 27, 2013	$6.21	$4.56
Quarter Ended April 28, 2013	7.50	5.81
Quarter Ended July 28, 2013	8.85	7.07
Quarter Ended November 3, 2013	8.89	7.03

On December 29, 2014, the closing sale price of the Common Stock per the NASDAQ Global Select Market was $8.40. Based on information available to the Company, the Company believes it has approximately 9,000 shareholders.

The Company, to date, has not paid any cash dividends on PLAB shares and, for the foreseeable future, anticipates that earnings will continue to be retained for use in its business. Further, the Company's credit facility precludes it from paying cash dividends.

Securities authorized for issuance under equity compensation plans

The information regarding the Company's equity compensation required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from the Company's 2015 definitive Proxy Statement into Item 12 of Part III of this report. The 2015 Proxy Statement will be filed within 120 days after the Company’s fiscal year ended November 2, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is derived from the Company's audited consolidated financial statements. The data should be read in conjunction with the audited consolidated financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K (in thousands, except per share amounts).

	Year Ended
	November 2, 2014		November 3, 2013		October 28, 2012		October 30, 2011		October 31, 2010

OPERATING DATA:

Net sales	$455,527		$422,180		$450,439		$512,020		$425,554

Cost and expenses:
Cost of sales	(355,181)		(322,540)		(338,519)		(375,806)		(333,739)
Selling, general and administrative	(49,638	)(a)	(48,213	)(c)	(46,706)		(45,240)		(42,387)
Research and development	(21,913)		(20,758)		(19,371)		(15,507)		(14,932)
Consolidation, restructuring and related (charges) credits	-		-		(1,428	)(d)	-		4,979	(h)

Operating income	28,795		30,669		44,415		75,467		39,475

Other income (expense):
Gain on acquisition	16,372	(b)	-		-		-		-
Interest expense	(7,247)		(7,756)		(7,488)		(7,258)		(9,475)
Interest and other income (expense), net	3,410		3,892		3,721	(e)	2,949	(f)	2,553	(i)
Debt extinguishment loss	-		-		-		(35,259	)(g)	-

Income before income tax provision	41,330		26,805		40,648		35,899		32,553
Income tax provision	(9,295)		(7,229)		(10,793)		(15,691)		(7,471)

Net income	32,035	(a)(b)	19,576	(c)	29,855	(d)(e)	20,208	(f)(g)	25,082	(h)(i)
Net income attributable to noncontrolling interests	(6,039)		(1,610)		(1,987)		(3,979)		(1,160)

Net income attributable to Photronics, Inc. shareholders	$25,996	(a)(b)	$17,966	(c)	$27,868	(d)(e)	$16,229	(f)(g)	$23,922	(h)(i)

Earnings per share:

Basic	$0.42	(a)(b)	$0.30	(c)	$0.46	(d)(e)	$0.28	(f)(g)	$0.45	(h)(i)
Diluted	$0.41	(a)(b)	$0.29	(c)	$0.44	(d)(e)	$0.28	(f)(g)	$0.43	(h)(i)

Weighted-average number of common shares outstanding:

Basic	61,779		60,644		60,055		57,030		53,433
Diluted	66,679		61,599		76,464		58,458		65,803

BALANCE SHEET DATA

	As of
	November 2, 2014	November 3, 2013	October 28, 2012	October 30, 2011	October 31, 2010

Working capital	$197,375	$213,879	$234,281	$209,306	$86,573
Property, plant and equipment, net	550,069	422,740	380,808	368,680	369,814
Total assets	1,029,183	885,929	849,234	817,854	703,879
Long-term debt	131,805	182,203	168,956	152,577	78,852
Equity	739,494	587,831	586,001	559,756	495,943

(a)	Includes $2.5 million, net of tax, of expenses related to the acquisition of DPTT

(b)	Includes non-cash gain of $16.4 million, net of tax, on acquisition of DPTT

(c)	Includes $0.8 million, net of tax, of expenses related to the acquisition of DPTT

(d)	Includes consolidation and restructuring charges of $1.4 million in connection with the discontinuance of manufacturing operations at the Company's Singapore facility.

(e)	Includes non-cash gain of $0.1 million in connection with subsequent measurement at fair value of warrants issued to purchase the Company’s common stock.

(f)	Includes non-cash charge of $0.4 million in connection with subsequent measurement at fair value of warrants issued to purchase the Company’s common stock.

(g)	Includes losses recorded in connection with the acquisition of $35.4 million face amount of the Company’s 5.5% convertible senior notes, in exchange for 5.2 million shares of its common stock and cash of $22.9 million.

(h)	Includes consolidation and restructuring credits of $5.0 million in connection with the closure of the Company's Shanghai, China, facility.

(i)	Includes non-cash charge of $0.9 million in connection with subsequent measurement at fair value of warrants issued to purchase the Company's common stock.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended November 2, 2014, November 3, 2013 and October 28, 2012

Overview

The Company sells substantially all of its photomasks to semiconductor designers and manufacturers, and manufacturers of FPDs. Photomask technology is also being applied to the fabrication of other higher performance electronic products such as photonics, micro-electronic mechanical systems and certain nanotechnology applications. Thus, the Company's selling cycle is tightly interwoven with the development and release of new semiconductor designs and flat panel applications, particularly as they relate to the semiconductor industry's migration to more advanced design methodologies and fabrication processes. The Company believes that the demand for photomasks primarily depends on design activity rather than sales volumes from products manufactured using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. However, the reduced use of customized ICs, reductions in design complexity, other changes in the technology or methods of manufacturing or designing semiconductors, or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks even if demand for semiconductors and FPDs increases. Advances in semiconductor, FPD and photomask design and semiconductor and FPD production methods could also reduce the demand for photomasks. Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices.

The global semiconductor industry, including mobile display devices, is driven by end markets which have been closely tied to consumer driven applications of high performance semiconductor devices including, but not limited to, mobile communications and computing solutions. The Company is typically required to fulfill its customer orders within a short period of time, sometimes within 24 hours. This results in the Company having a minimal level of backlog orders, typically one to two weeks for IC photomasks and two to three weeks for FPD photomasks. The Company cannot predict the timing of the industry's transition to volume production of next generation technology nodes or the timing of up and down cycles with precise accuracy, but believes that such transitions and cycles will continue into the future, beneficially and adversely affecting its business, financial condition and operating results as they occur. The Company believes its ability to remain successful in these environments is dependent upon its achieving its goals of being a service and technology leader and efficient solutions supplier, which it believes should enable it to continually reinvest in its global infrastructure.

The Company is focused on improving its competitiveness by advancing its technology and reducing costs and, in connection therewith, has invested and plans to continue to invest in manufacturing equipment to serve the high-end market. As the Company continues to face challenges in the current and near term that require it to continue to make significant improvements in its competitiveness, it continues to evaluate further cost reduction initiatives.

As of December 2014 state-of-the-art production for semiconductor masks is considered to be 45 nanometer and lower for ICs and Generation 8 and above and AMOLED display based process technologies for FPDs. However, 65 nanometer and above geometries for semiconductors and Generation 7 and below, excluding AMOLED, process technologies for FPDs constitute the majority of designs currently being fabricated in volume. At these geometries, the Company can produce full lines of photomasks and there is no significant technology employed by the Company's competitors that is not available to the Company. The Company expects 45 nanometer and below designs to continue to move to wafer fabrication throughout fiscal 2015, and believes it is well positioned to service an increasing volume of this business as a result of its investments in manufacturing processes and technology in the global regions where its customers are located.

The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, the Company will be required to continually anticipate, respond to, and utilize changing technologies. In particular, the Company believes that, as semiconductor geometries continue to become smaller, it will be required to manufacture even more complex optically-enhanced reticles, including optical proximity correction and phase-shift photomasks. Additionally, demand for photomasks has been, and could in the future be, adversely affected by changes in semiconductor and high performance electronics fabrication methods that affect the type or quantity of photomasks used, such as changes in semiconductor demand that favor field-programmable gate arrays and other semiconductor designs that replace application-specific ICs. Furthermore, increased market acceptance of alternative methods of transferring circuit designs onto semiconductor wafers could reduce or eliminate the need for photomasks in the production of semiconductors. As of the end of fiscal 2014, one alternative method, direct-write lithography, has not been proven to be a commercially viable alternative to photomasks, as it is considered too slow for high volume semiconductor wafer production, and the Company has not experienced a significant loss of revenue as a result of this or other alternative semiconductor design methodologies. However, should direct-write or any other alternative method of transferring IC designs to semiconductor wafers without the use of photomasks achieve market acceptance, and the Company does not anticipate, respond to, or utilize these or other changing technologies due to resource, technological or other constraints, its business and results of operations could be materially adversely affected.

Both revenues and costs have been affected by the increased demand for high-end technology photomasks that require more advanced manufacturing capabilities, but generally command higher average selling prices ("ASPs"). The Company's capital expenditure payments aggregated approximately $252 million for the three fiscal years ended November 2, 2014, which has significantly contributed to the Company’s operating expenses. The Company intends to continue to make the required investments to support the technological demands of its customers and position itself for future growth, and expects capital expenditure payments to be between $100 million and $110 million in fiscal 2015.

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

In the second quarter of fiscal 2014 the Company acquired DPTT in a non-cash transaction that resulted in the Company owning 50.01% and DNP owning 49.99% of PDMC, whose financial results are included in the Company’s consolidated financial statements. PDMC is expected to generate sufficient cash flows to fund its operating and capital requirements. See Note 2 of the consolidated financial statements for more information.

In the fourth quarter of fiscal 2014 the Company amended its credit facility. The credit facility, which expires in December 2018, has a $50 million limit with an expansion capacity to $75 million, and is secured by substantially all of the Company’s assets located in the United States and common stock the Company owns in certain of its foreign subsidiaries. The credit facility is subject to a minimum interest coverage ratio, total leverage ratio and minimum unrestricted cash balance financial covenants, all of which the Company was in compliance with at November 2, 2014. The Company had no outstanding borrowings against the credit facility at November 2, 2014, and $50 million was available for borrowing. The interest rate on the credit facility (1.67% at November 2, 2014) is based on the Company’s total leverage ratio at LIBOR plus a spread, as defined in the credit facility.

In the fourth quarter of fiscal 2013 a $26.4 million principal amount, five year capital lease commenced to fund the purchase of a high-end lithography tool. Payments under the lease, which bears interest at 2.77% are $0.5 million per month through July 2018. Under the terms of the lease agreement, the Company must maintain the equipment in good working order, and is subject to a cross default with a cross acceleration provision related to certain nonfinancial covenants incorporated in its credit facility. As of November 2, 2014, the total amount payable through the end of the lease term was $21.6 million, of which $20.5 million represents principal and $1.1 million represents interest.

In the third quarter of fiscal 2013 the Company completed a tender offer for shares of PSMC. A total of 50.3 million shares were tendered at the offering price of 16.30 NTD (equivalent to a total of $27.4 million), which increased the Company’s ownership interest in PSMC from 75.11% to 98.13%. In the fourth quarter of fiscal 2013 the Company further increased its ownership interest in PSMC to 98.63% with the purchase of an additional 1.1 million shares of PSMC for $0.7 million, and in the first quarter of fiscal 2014 the Company acquired all of the 3.0 million shares that were then held by noncontrolling interests at a cost of $1.7 million. In April 2014 PSMC merged with DPTT to form PDMC.

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

In the second quarter of fiscal 2012 the Company, in connection with its purchase of the U.S. nanoFab facility, amended its credit facility to include the addition of a $25 million term loan maturing in March 2017 with minimum quarterly principal payments of $0.6 million (quarterly payments commenced in June 2012 and were based on a ten year repayment period). In the first quarter of fiscal 2014 the Company repaid the $21.3 million outstanding balance of this term loan.

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

Results of Operations

The following table presents selected operating information expressed as a percentage of net sales:

	Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012

Net sales	100.0%	100.0%	100.0%
Cost of sales	(78.0)	(76.4)	(75.1)

Gross margin	22.0	23.6	24.9
Selling, general and administrative expenses	(10.9)	(11.4)	(10.4)
Research and development expenses	(4.8)	(4.9)	(4.3)
Consolidation, restructuring and related charges	-	-	(0.3)

Operating income	6.3	7.3	9.9
Gain on acquisition	3.6	-	-
Interest expense	(1.6)	(1.9)	(1.7)
Interest and other income (expense), net	0.8	0.9	0.8

Income before income tax provision	9.1	6.3	9.0
Income tax provision	(2.1)	(1.7)	(2.4)

Net income	7.0	4.6	6.6
Net income attributable to noncontrolling interests	(1.3)	(0.3)	(0.4)

Net income attributable to Photronics, Inc. shareholders	5.7%	4.3%	6.2%

Note: All the following tabular comparisons, unless otherwise indicated, are for the fiscal years ended November 2, 2014 (2014), November 3, 2013 (2013) and October 28, 2012 (2012), in millions of dollars.

Net Sales

				Percent Change
	2014	2013	2012	2013 to 2014	2012 to 2013

IC	$352.7	$320.6	$350.1	10.0%	(8.4)%
FPD	102.8	101.6	100.3	1.2	1.3

Total net sales	$455.5	$422.2	$450.4	7.9%	(6.3)%

Net sales for 2014 increased 7.9% to $455.5 million as compared to $422.2 million for 2013. The increase of $33.3 million was primarily related to increased IC sales of $32.1 million, principally associated with the acquisition of DPTT in Taiwan, as discussed in Note 2 to the consolidated financial statements. High-end IC sales increased $24.1 million to $104 million, principally related to increased units from Asian foundry business in Taiwan and Korea. Total IC sales increased by $32.1 million or 10.0% in 2014 as compared to 2013, primarily due to the increased sales in Taiwan. Total FPD sales increased by $1.2 million or 1.2% in 2014 as compared to 2013, primarily due to increased sales of mature units. High-end photomask applications, which typically have higher ASPs, include photomask sets for IC products using 45 nanometer and below technologies, and for FPD products using Generation 8 and above and AMOLED technologies. By geographic area, net sales in 2014 as compared to 2013 increased (decreased) by $6.1 million or 4.5% in Korea, by $(20.3) million or (16.0)% in the United States, by $49.7 million or 42.4% in Taiwan, by $(2.4) million or (5.8)% in Europe and by $0.2 million at other international locations. As a percent of total sales in 2014, sales were 31% in Korea, 23% in the United States, 37% in Taiwan, 8% in Europe, and 1% at other international locations.

Net sales for 2013 decreased 6.3% to $422.2 million as compared to $450.4 million for 2012, primarily related to reduced high-end IC sales of $30 million as compared to the prior year. The reduced high-end IC revenue was primarily attributable to an Asian foundry customer for which the Company was not qualified as a result of a node migration, and to a lesser extent, reduced ASPs. Total IC sales decreased by $29.5 million or 8.4% in 2013 as compared to 2012, primarily due to reduced high-end IC sales discussed previously, and mainstream IC sales were essentially flat. Total FPD sales increased by $1.3 million or 1.3% in 2013 as compared to 2012, primarily due to increased high-end FPD sales, which was partially offset by a $4 million decrease in mainstream FPD sales. Total revenues attributable to high-end products decreased by $24 million to $149 million in 2013, as high-end revenues for IC decreased by $30 million to $80 million, which were partially offset by a $6 million increase in high-end FPD revenues to $69 million. High-end photomask applications, which typically have higher ASPs, include photomask sets for IC products using 45 nanometer and below technologies, and for FPD products using Generation 8 and above and AMOLED technologies. By geographic area, net sales in 2013 as compared to 2012 decreased by $26.9 million or 16.7% in Korea, decreased by $8.1 million or 6.0% in the United States, increased by $8.1 million or 7.4% in Taiwan, increased by $0.5 million or 1.2% in Europe and decreased by $1.8 million at other international locations. As a percent of total sales in 2013, sales were 32% in Korea, 30% in the United States, 28% in Taiwan, 9% in Europe, and 1% at other international locations.

Gross Margin

				Percent Change
	2014	2013	2012	2013 to 2014	2012 to 2013

Gross margin	$100.3	$99.6	$111.9	0.7%	(11.0)%
Gross margin %	22.0%	23.6%	24.9%	-	-

Gross margin percentage decreased to 22.0% in 2014 from 23.6% in 2013, primarily due to increased equipment costs, including depreciation expense associated with additional high-end equipment. The Company operates in a high fixed cost environment and, to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted. Gross margin percentage decreased to 23.6% in 2013 from 24.9% in 2012, primarily due to a decrease in sales in 2013 as compared to 2012.

Selling, General and Administrative Expenses

				Percent Change
	2014	2013	2012	2013 to 2014	2012 to 2013

S,G&A expenses	$49.6	$48.2	$46.7	2.9%	3.2%
% of net sales	10.9%	11.4%	10.4%	-	-

Selling, general and administrative expenses increased by $1.4 million to $49.6 million in 2014, as compared to 2013, primarily as a result of increased expenses related to the acquisition of DPTT. Selling, general and administrative expenses increased by $1.5 million to $48.2 million in 2013, as compared to 2012, primarily as a result of acquisition expenses of $0.8 million related to the merger of DPTT into PDMC, and to a lesser extent, increased selling-related expenses.

Research and Development

				Percent Change
	2014	2013	2012	2013 to 2014	2012 to 2013

R&D expense	$21.9	$20.8	$19.4	5.6%	7.2%
% of net sales	4.8%	4.9%	4.3%	-	-

Research and development expenses consist primarily of global development efforts related to high-end process technologies for advanced sub-wavelength reticle solutions for IC technologies. Research and development expenses increased by $1.1 million to $21.9 million in 2014 as compared to 2013, and by $1.4 million to $20.8 million in 2013 as compared to 2012, primarily due to increased activities at advanced nanometer technology nodes for IC photomask applications.

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

Other Income (Expense)

	2014	2013	2012

Gain on acquisition	$16.4	$-	$-
Interest expense	(7.2)	$(7.8)	$(7.5)
Interest and other income (expense), net	3.3	3.9	3.7

Total other income (expense), net	$12.5	$(3.9)	$(3.8)

In April 2014 DNP Photomask Technology Taiwan Co., Ltd., a wholly owned subsidiary of DNP, merged into PSMC and operates under the name of Photronics DNP Mask Corporation. The acquisition resulted in the Company recording a gain of $16.4 million in the second quarter of fiscal 2014. See Note 2 of the consolidated financial statements for more information.

Interest expense decreased in 2014 as compared to 2013, primarily as a result of reduced outstanding borrowing balances. Interest and other income (expense), net decreased in 2014 as compared to 2013, primarily as a result of reduced interest income, offset in part by increased foreign currency exchange gains.

Interest expense increased slightly in 2013 as compared to 2012, primarily as a result of an additional capital lease commencing in 2013 related to the purchase of high-end equipment. Interest and other income (expense), net increased in 2013 as compared to 2012, primarily as a result of increased foreign currency exchange gains.

Income Tax Provision

	2014	2013	2012

Income tax provision	$9.3	$7.2	$10.8

Effective income tax rate	22.5%	27.0%	26.6%

The effective tax rate differs from the U.S. statutory rate of 35% in fiscal years 2014, 2013 and 2012 primarily due to earnings, including the fiscal year 2014 DPTT Acquisition gain, being taxed at lower statutory rates in foreign jurisdictions combined with the benefit of various investment credits claimed in a foreign jurisdiction, as well as valuation allowances in jurisdictions with historic and continuing losses.

The Company considers all available evidence when evaluating the potential future realization of its deferred tax assets and when, based on the weight of all available evidence, it determines that it is more likely than not that some portion or all of its deferred tax assets will not be realized, it reduces its deferred tax assets by a valuation allowance. As a result of these considerations, including any changes in its deferred tax liability, the valuation allowance was increased (decreased) by ($7.1 million), $1.1 million and $2.5 million as of the end of the fiscal years 2014, 2013 and 2012, respectively. The Company also regularly assesses the potential outcomes of ongoing and future tax examinations and, accordingly, has recorded accruals for such contingencies.

PKLT, the Company's FPD manufacturing facility in Taiwan, has been accorded a tax holiday which commenced in 2012 and expires in 2017. The availability of this tax holiday did not have a significant impact on the Company's decision to increase its Asian presence, which was in response to fundamental changes that took place in the semiconductor industry that the Company serves. This tax holiday had no dollar or per share effect on the 2014, 2013 or 2012 fiscal years.

PDMC acquired an IC manufacturing facility in Taiwan as a result of the DPTT Acquisition that has been accorded a tax holiday, which is scheduled to commence in 2015 and expire in 2019. The availability of this tax holiday did not have a significant impact on the Company's decision to enter into the DPTT Acquisition and increase its Asian presence. This tax holiday had no dollar or per share effect on the 2014, 2013 or 2012 fiscal years.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $4.4 million to $6.0 million in 2014, as compared to $1.6 million in 2013, primarily as a result of changes in the ownership structure of the Company’s IC manufacturing facility located in Taiwan. During 2013 the Company reacquired shares held by noncontrolling interests of this subsidiary and, during 2014, the Company exchanged a 49.99% noncontrolling interest in this subsidiary in return for the net assets of an acquiree. See Notes 2 and 14 of the consolidated financial statements for further information.

Net income attributable to noncontrolling interests decreased to $1.6 million in 2013 as compared to $2.0 million in 2012, primarily as a result of the effect of shares of PSMC purchased under the tender offer and share repurchase programs discussed in Note 14 to the consolidated financial statements.

Liquidity and Capital Resources

	November 2, 2014	November 3, 2013	October 28, 2012
	(in millions)	(in millions)	(in millions)

Cash and cash equivalents	$192.9	$215.6	$218.0

Net cash provided by operating activities	$96.4	$99.4	$132.5

Net cash used in investing activities	$(87.5)	$(66.2)	$(111.9)

Net cash provided by (used in) financing activities	$(29.5)	$(39.8)	$4.6

As of November 2, 2014, the Company had cash and cash equivalents of $192.9 million compared to $215.6 million as of November 3, 2013. The Company's working capital decreased $16.5 million to $197.4 million at November 2, 2014, as compared to $213.9 million at November 3, 2013. The decrease in cash and working capital in 2014 was primarily related to the repayment of a term loan outstanding balance of $21.3 million in December 2013. The Company may use its cash available on hand for operations, capital expenditures, debt repayments, strategic opportunities, stock repurchases or other corporate uses, any of which may be material.

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

As of November 2, 2014 and November 3, 2013, the Company’s total cash and cash equivalents include $105.9 million and $165.7 million, respectively, held by its foreign subsidiaries. The majority of earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested. The repatriation of these funds to the U.S. may subject these funds to U.S. federal income taxes and local country withholding tax in certain jurisdictions. The Company’s foreign subsidiaries continue to grow through the reinvestment of earnings in additional manufacturing capacity and capability, particularly in the high-end IC and FPD areas.

Net cash provided by operating activities decreased to $96.4 million in fiscal 2014, as compared to $99.4 million in fiscal 2013, primarily due to reduced net income in 2014, less a noncash gain on the acquisition of DPTT discussed in Note 2 to the consolidated financial statements. Net cash provided by operating activities decreased to $99.4 million in fiscal 2013, as compared to $132.5 million in fiscal 2012, primarily due to reduced year-over-year net income and depreciation and amortization, and less cash generated from accounts receivable in 2013 than in 2012. Net cash provided by operating activities was $132.5 million in fiscal 2012, as compared to $136.6 million in fiscal 2011. The decrease was the result of less favorable, when adjusted for a significant non-cash debt extinguishment loss charge that was recorded in fiscal 2011, year-over-year operating results, which was partially offset by more cash generated through reduced accounts receivable and inventory balances.

Net cash used in investing activities in fiscal 2014 increased to $87.5 million, as compared to $66.2 million in 2013, primarily due to increased capital expenditure payments. Net cash used in investing activities in fiscal 2013 decreased to $66.2 million, as compared to $111.9 million in 2012, primarily due to less capital expenditure payments in 2013, and also due to no additional investments being made in the MP Mask joint venture in 2013, whereas $13.4 million was invested in 2012. Net cash used in investing activities increased to $111.9 million in fiscal 2012, as compared to $100.7 million in fiscal 2011, due to increased purchases of property, plant and equipment, which were partially offset by a decrease in the amount of the Company’s year-over-year investment in the MP Mask joint venture. The investments in the joint venture were primarily the result of capital calls made by the joint venture. Capital expenditure payments for the 2014, 2013, and 2012 fiscal years were $91.1 million, $63.8 million and $97.0 million, respectively. The Company expects capital expenditure payments for fiscal 2015 to range between $100 million and $110 million, primarily related to investment in high-end IC manufacturing capability.

Net cash used in financing activities was $29.5 million in fiscal 2014, as compared to $39.8 million used in financing activities in fiscal 2013, and was primarily comprised of repayments of borrowings, including the term loan outstanding balance of $21.3 million. Net cash used in financing activities was $39.8 million in fiscal 2013 as compared to $4.6 million provided by financing activities in fiscal 2012, and was primarily comprised of payments to acquire additional shares of PSMC and repayments of long-term borrowings. Net cash provided by financing activities was $4.6 million in fiscal 2012, as compared to $54.5 million provided by financing activities in fiscal 2011 and, in 2012, was primarily comprised of the proceeds of a $25 million term loan, that was entered into by the Company in connection with its purchase of the US nanoFab facility, which was partially offset by payments for the repurchase of common stock of PSMC from noncontrolling interests and repayments on long-term borrowings.

In October 2014, in a non-cash transaction, the Company issued 4.3 million shares in of its common stock in exchange for the fully matured, remaining outstanding $22.1 million principal amount 5.5% convertible senior notes, which were issued in September 2009.

In April 2014 the Company acquired DPTT, which was a non-cash transaction that resulted in the Company owning 50.01% and DNP owning 49.99% of PDMC, whose financial results are included in the Company’s consolidated financial statements. PDMC is expected to generate sufficient cash flows to fund its operating and capital requirements. See Note 2 of the consolidated financial statements for more information.

In August 2014 the Company amended its credit facility. The credit facility, which expires in December 2018, has a $50 million limit with an expansion capacity to $75 million, and is secured by substantially all of the Company’s assets located in the United States and common stock the Company owns in certain of its foreign subsidiaries. The credit facility is subject to minimum interest coverage, total leverage ratio and minimum unrestricted cash balance financial covenants, all of which the Company was in compliance with at November 2, 2014. The Company had no outstanding borrowings against the credit facility at November 2, 2014, and $50 million was available for borrowing. The interest rate on the credit facility (1.67% at November 2, 2014) is based on the Company’s total leverage ratio at LIBOR plus a spread, as defined in the credit facility.

In June 2013 the Company completed a tender offer for shares of PSMC, a former subsidiary of the Company. A total of 50.3 million shares were tendered at the offering price of 16.30 NTD, equivalent to a total of $27.4 million. In September 2013 the Company purchased an additional 1.1 million shares of PSMC for $0.7 million, and in January 2014 the Company acquired all of the 3.0 million shares that were then held by noncontrolling interests at a cost of $1.7 million. In April 2014 PSMC merged with DPTT to form PDMC.

PSMC, through a series of repurchase programs which commenced in 2011 and ended in 2013, repurchased shares of its outstanding common stock. These repurchase programs resulted in 9.2 million shares being purchased for $4.2 million in 2013, 35.9 million shares being purchased for $15.6 million in 2012 and 21.6 million shares being purchased for $9.9 million in 2011.

In August 2013 a $26.4 million principal amount, five year capital lease commenced to fund the purchase of a high-end lithography tool. Payments under the lease, which bears interest at 2.77% are $0.5 million per month through July 2018. Under the terms of the lease agreement, the Company must maintain the equipment in good working order, and is subject to a cross default with a cross acceleration provision related to certain nonfinancial covenants incorporated in its credit facility. As of November 2, 2014, the total amount payable through the end of the lease term was $21.6 million, of which $20.5 million represents principal and $1.1 million represents interest.

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

At November 2, 2014, the Company had outstanding purchase commitments of $84 million, which included $83 million related to capital expenditures, primarily for investment in high-end IC photomask manufacturing capability. The Company intends to finance its capital expenditures with its working capital, cash generated from operations, and, if necessary, with additional borrowings.

Cash Requirements

The Company's cash requirements in fiscal 2015 will be primarily to fund its operations, including capital spending, and to service its debt. The Company believes that its cash on hand, cash generated from operations and amounts available under its credit facility will be sufficient to meet its cash requirements for the next twelve months. The Company regularly reviews the availability and terms on which it might issue additional equity or debt securities in the public or private markets. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms, should the Company's cash requirements exceed its cash available from operations, existing cash, and cash available under its credit facility.

Contractual Obligations

The following table presents the Company's contractual obligations as of November 2, 2014:

	Payment due by period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Long-term borrowings	$115,000	$-	$115,000	$-	$-

Operating leases	8,992	2,442	3,658	909	1,983

Capital leases	27,186	10,381	12,166	4,639	-

Unconditional purchase obligations	84,112	64,346	19,766	-	-

Interest	7,102	4,552	2,355	195	-

Other noncurrent liabilities	10,653	762	1,809	1,811	6,271

Total	$253,045	$82,483	$154,754	$7,554	$8,254

As of November 2, 2014, the Company had recorded accruals for uncertain tax positions of $5.1 million which was not included in the above table due to the high degree of uncertainty regarding the timing of future payments related to such liabilities.

Off-Balance Sheet Arrangements

Under the MP Mask joint venture operating agreement, in order to maintain its 49.99% ownership interest, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount defined in the operating agreement. Cumulatively, through November 2, 2014, the Company has contributed $32.5 million to the joint venture, and has received distributions from the joint venture totaling $10.0 million. The Company did not make any contributions and received no distributions from MP Mask during fiscal 2014.

Under the PDMC joint venture operating agreement the shareholders of PDMC may be requested to make additional contributions to PDMC. In the event that PDMC requests additional capital from its shareholders, the Company may be required to make additional capital contributions to the joint venture in order to maintain its 50.01% ownership. The PDMC operating agreement limits the amount of contributions that may be requested during both PDMC’s first four years and during any individual year within those first four years.

The Company leases certain office facilities and equipment under operating leases that may require it to pay taxes, insurance and maintenance expenses related to the properties. Certain of these leases contain renewal or purchase options exercisable at the end of the lease terms. See Note 8 to the consolidated financial statements for additional information on these operating leases.

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

Accounting for such transactions requires the Company’s management to make significant assumptions and estimates. These include, among others, any estimates or assumptions that may be made for the amounts of future cash flows that will result from any identified intangible assets, the useful lives of such intangible assets, the amount of any contingent liabilities to record at the time of the acquisition, the extent of any restructuring charges expected to be incurred as a result of the business combination, and the fair values of any tangible assets acquired. Although the Company believes any estimates and assumptions it makes to be reasonable and appropriate at the time they are made, unanticipated events and circumstances may arise that affect their accuracy, causing actual results to differ from those estimated by the Company.

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

The Company accounts for investments it makes in VIEs in which it has determined that it does not have a controlling financial interest but has significant influence over and holds at least a 20% ownership interest using the equity method. Any such investment not meeting the parameters to be accounted under the equity method would be accounted for using the cost method, unless the investment had a readily determinable fair value, at which it would then be reported.

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

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence that an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Delivery is determined by the shipping terms of the individual sales transactions. For sales with FOB destination or similar shipping terms, delivery occurs when the Company’s product reaches its destination and is received by the customer. For sales with FOB shipping point terms, delivery occurs when the Company’s product is received by the common carrier. The Company uses judgment when estimating the effect on revenue of discounts and product warranty obligations, both of which are accrued when the related revenue is recognized.

Warranties and Other Post Shipment Obligations – For a 30-day period, the Company warrants that items sold will conform to customer specifications. However, the Company’s liability is limited to the repair or replacement of the photomasks at its sole option. The Company inspects photomasks for conformity to customer specifications prior to shipment. Accordingly, customer returns of items under warranty have historically been insignificant. However, the Company records a liability, based on historical experience, at the time it recognizes revenue for the insignificant amount of estimated warranty returns. The Company’s specific return policies include accepting returns of products with defects, or products that have not been produced to precise customer specifications.

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

The Company records derivatives in the consolidated balance sheets as assets or liabilities, measured at fair value. The Company does not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of those derivatives are reflected in earnings, or as accumulated other comprehensive income or loss, a separate component of equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, among other criteria, a derivative must be a hedge of an interest rate, price, foreign currency exchange rate, or credit risk that is expected to be highly effective at the inception of the hedge, be highly effective in achieving offsetting changes in the fair value or cash flows of the hedged item during the term of the hedge and formally documented at the inception of the hedge. In general, the types of risks that the Company has hedged are those related to the variability of future cash flows caused by movements in foreign currency exchange and interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of, and during the term of, each hedge.

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

The Company attempts to minimize its risk of foreign currency transaction losses by producing its products in the same country in which the products are sold (thereby generating revenues and incurring expenses in the same currency), and by managing its working capital. However, in some instances, the Company sells products in a currency other than the functional currency of the country where it was produced or purchases products in a currency that differs from the functional currency of the purchasing manufacturing facility. There can be no assurance that this approach will continue to be successful, especially in the event of a significant adverse movement in the value of any foreign currency against the U.S. dollar.

The Company's primary net foreign currency exposures as of November 2, 2014, included the Korean won, the Japanese yen, the New Taiwan dollar, the Singapore dollar, the British pound, and the euro. As of November 2, 2014, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $2.1 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations, or cash flows.

Interest Rate Risk

At November 2, 2014, the Company did not have any variable rate borrowings. A 10% change in interest rates would not have had a material effect on the Company's consolidated financial position, results of operations, or cash flows in the year ended November 2, 2014.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Photronics, Inc.
Brookfield, Connecticut

We have audited the accompanying consolidated balance sheets of Photronics, Inc. and subsidiaries (the "Company") as of November 2, 2014 and November 3, 2013, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three fiscal years ended November 2, 2014, November 3, 2013 and October 28, 2012. We also have audited the Company's internal control over financial reporting as of November 2, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photronics, Inc. and subsidiaries as of November 2, 2014 and November 3, 2013, and the results of their operations and their cash flows for each of the three fiscal years ended November 2, 2014, November 3, 2013 and October 28, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 2, 2014 based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
January 6, 2015

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	November 2, 2014	November 3, 2013
ASSETS

Current assets:
Cash and cash equivalents	$192,929	$215,615
Accounts receivable, net of allowance of $3,078 in 2014 and $3,541 in 2013	94,515	73,357
Inventories	22,478	18,849
Deferred income taxes	7,223	1,082
Other current assets	19,347	9,563

Total current assets	336,492	318,466

Property, plant and equipment, net	550,069	422,740
Investment in joint venture	93,122	93,124
Intangible assets, net	30,294	34,080
Deferred income taxes	11,036	12,455
Other assets	8,170	5,064

Total assets	$1,029,183	$885,929

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term borrowings	$10,381	$11,818
Accounts payable	77,779	59,210
Payables – related parties	8,716	9,211
Accrued liabilities	42,241	24,348

Total current liabilities	139,117	104,587

Long-term borrowings	131,805	182,203
Deferred income taxes	3,045	1,007
Other liabilities	15,722	10,301

Total liabilities	289,689	298,098

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 65,930 shares issued and outstanding at November 2, 2014, and 61,083 shares issued and outstanding at November 3, 2013	659	611
Additional paid-in capital	520,182	498,861
Retained earnings	85,435	59,439
Accumulated other comprehensive income	21,774	26,403

Total Photronics, Inc. shareholders' equity	628,050	585,314
Noncontrolling interests	111,444	2,517

Total equity	739,494	587,831

Total liabilities and equity	$1,029,183	$885,929

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012

Net sales	$455,527	$422,180	$450,439

Cost and expenses:

Cost of sales	(355,181)	(322,540)	(338,519)

Selling, general and administrative	(49,638)	(48,213)	(46,706)

Research and development	(21,913)	(20,758)	(19,371)

Consolidation, restructuring and related charges	-	-	(1,428)

Operating income	28,795	30,669	44,415

Other income (expense):

Gain on acquisition	16,372	-	-

Interest expense	(7,247)	(7,756)	(7,488)

Interest and other income (expense), net	3,410	3,892	3,721

Income before income tax provision	41,330	26,805	40,648

Income tax provision	(9,295)	(7,229)	(10,793)

Net income	32,035	19,576	29,855

Net income attributable to noncontrolling interests	(6,039)	(1,610)	(1,987)

Net income attributable to Photronics, Inc. shareholders	$25,996	$17,966	$27,868

Earnings per share:

Basic	$0.42	$0.30	$0.46
Diluted	$0.41	$0.29	$0.44

Weighted-average number of common shares outstanding:

Basic	61,779	60,644	60,055
Diluted	66,679	61,599	76,464

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012

Net income	$32,035	$19,576	$29,855
Other comprehensive income (loss), net of tax of $0:
Foreign currency translation adjustments	(5,916)	9,805	7,188
Amortization of cash flow hedge	128	128	128
Other	(41)	54	(109)

Total other comprehensive income (loss), net of tax	(5,829)	9,987	7,207

Comprehensive income	26,206	29,563	37,062
Less: comprehensive income attributable to noncontrolling interests	5,238	858	3,387

Comprehensive income attributable to Photronics, Inc. shareholders	$20,968	$28,705	$33,675

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years Ended November 2, 2014, November 3, 2013 and October 28, 2012
(in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Non- Controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

Balance at October 30, 2011	59,651	$597	$486,674	$13,605	$10,171	$48,709	$559,756

Net income	-	-	-	27,868	-	1,987	29,855
Other comprehensive income	-	-	-	-	5,807	1,400	7,207
Sale of common stock through employee stock option and purchase plan	277	3	542	-	-	-	545
Restricted stock awards vestings and expense	108	1	901	-	-	-	902
Share-based compensation expense	-	-	2,258	-	-	-	2,258
Common stock warrants exercised	177	1	1,051	-	-	-	1,052
Repurchase of common stock of subsidiary	-	-	1,985	-	(78)	(17,481)	(15,574)

Balance at October 28, 2012	60,213	602	493,411	41,473	15,900	34,615	586,001

Net income	-	-	-	17,966	-	1,610	19,576
Other comprehensive income	-	-	-	-	10,740	(753)	9,987
Sale of common stock through employee stock option and purchase plan	397	4	880	-	-	-	884
Restricted stock awards vestings and expense	158	2	1,281	-	-	-	1,283
Share-based compensation expense	-	-	2,692	-	-	-	2,692
Common stock warrants exercised	315	3	(3)	-	-	-	-
Repurchase of common stock of subsidiary	-	-	600	-	(237)	(32,955)	(32,592)

Balance at November 3, 2013	61,083	611	498,861	59,439	26,403	2,517	587,831

Net income	-	-	-	25,996	-	6,039	32,035
Other comprehensive income	-	-	-	-	(5,028)	(801)	(5,829)
Sale of common stock through employee stock option and purchase plan	337	3	1,424	-	-	-	1,427
Restricted stock awards vestings and expense	172	2	1,295	-	-	-	1,297
Share-based compensation expense	-	-	2,774	-	-	-	2,774
Acquisition of DPTT	-	-	(6,291)	-	410	105,403	99,522
Conversion of debt to common stock	4,338	43	22,011	-	-	-	22,054
Repurchase of common stock of subsidiary	-	-	108	-	(11)	(1,714)	(1,617)

Balance at November 2, 2014	65,930	$659	$520,182	$85,435	$21,774	$111,444	$739,494

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012
Cash flows from operating activities:
Net income	$32,035	$19,576	$29,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	72,859	65,994	78,623
Amortization of deferred financing costs and intangible assets	7,277	6,948	6,586
Gain on acquisition	(16,372)	-	-
Consolidation, restructuring and related charges	-	-	262
Share-based compensation	4,071	3,975	3,160
Deferred income taxes	4,215	(266)	(615)
Changes in assets and liabilities:
Accounts receivable	5,271	2,400	11,190
Inventories	(2,552)	(891)	4,683
Other current assets	1,781	(2,744)	(79)
Accounts payable, accrued liabilities and other	(12,224)	4,409	(1,116)

Net cash provided by operating activities	96,361	99,401	132,549

Cash flows from investing activities:
Purchases of property, plant and equipment	(91,085)	(63,792)	(96,978)
Cash from acquisition	4,508	-	-
Investment in joint venture	-	-	(13,397)
Purchases of intangible assets	(364)	(2,173)	(27)
Other	(544)	(272)	(1,541)

Net cash used in investing activities	(87,485)	(66,237)	(111,943)

Cash flows from financing activities:
Proceeds from long-term borrowings	-	-	25,000
Repayments of long-term borrowings	(29,782)	(8,314)	(5,293)
Purchase of common stock of subsidiary	-	(32,374)	(15,598)
Proceeds from share-based arrangements	1,298	884	653
Payments of deferred financing fees	(346)	(40)	(198)
Other	(711)	-	-

Net cash provided by (used in) financing activities	(29,541)	(39,844)	4,564

Effects of exchange rate changes on cash and cash equivalents	(2,021)	4,252	2,945

Net increase (decrease) in cash and cash equivalents	(22,686)	(2,428)	28,115

Cash and cash equivalents at beginning of year	215,615	218,043	189,928

Cash and cash equivalents at end of year	$192,929	$215,615	$218,043

Supplemental disclosure of non-cash information:
Noncash net assets from acquisition	$110,211	$-	$-
Accrual for property, plant and equipment purchased during year	28,672	17,502	5,052
Conversion of debt to common stock	22,054	-	-
Capital lease obligation for purchases of property, plant and equipment	-	26,356	-
Deposit related to facility purchase	-	-	2,000

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended November 2, 2014, November 3, 2013 and October 28, 2012
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

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in them. Estimates are based on historical experience and on various assumptions that are believed to be reasonable under the circumstances. The Company's estimates are based on the facts and circumstances available at the time they are made. Actual results reported by the Company may differ from such estimates. The Company reviews these estimates periodically and reflects the effect of revisions in the period in which they are determined.

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

Fiscal Year

The Company's fiscal year ends on the Sunday closest to October thirty-first, and, as a result, a 53-week year occurs every 5 to 6 years. Fiscal years 2014 and 2012 each included 52 weeks, while fiscal year 2013 included 53 weeks.

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

The Company accounts for investments it makes in VIEs in which it has determined that it does not have a controlling financial interest but has significant influence over and holds at least a 20 percent ownership interest using the equity method. Any investment not meeting the parameters to be accounted under the equity method would be accounted for using the cost method unless the investment had a readily determinable fair value, at which it would then be reported.

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

Foreign Currency Translation

The Company's international subsidiaries maintain their accounts in their respective local currencies. Assets and liabilities of such subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expenses are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments are accumulated and reported in accumulated other comprehensive income, a component of equity. The effects of changes in exchange rates on foreign currency transactions, which are included in interest and other income (expense), net were a net gain of $1.4 million, $0.5 million and $0.2 million in fiscal years 2014, 2013 and 2012, respectively.

Noncontrolling Interests

Noncontrolling interests represents the minority shareholders' proportionate share in the equity of the Company's two majority-owned subsidiaries, PK Ltd. ("PKL") in Korea of which noncontrolling shareholders owned approximately 0.3% as of November 2, 2014 and November 3, 2013, and Photronics DNP Mask Corporation ("PDMC") in Taiwan, of which noncontrolling interests owned 49.99% and 1.37%, as of November 2, 2014 and November 3, 2013, respectively. The effect on its equity of the change in the Company’s ownership interest in PDMC is presented in Note 14.

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence that an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Delivery is determined by the shipping terms of the individual sales transactions. For sales with FOB destination or similar shipping terms, delivery occurs when the Company’s product reaches its destination and is received by the customer. For sales with FOB shipping point terms, delivery occurs when the Company’s product is received by the common carrier. The Company uses judgment when estimating the effect on revenue of discounts and product warranty obligations, both of which are accrued when the related revenue is recognized.

Warranties and Other Post Shipment Obligations – For a 30-day period, the Company warrants that items sold will conform to customer specifications. However, the Company’s liability is limited to the repair or replacement of the photomasks at its sole option. The Company inspects photomasks for conformity to customer specifications prior to shipment. Accordingly, customer returns of items under warranty have historically been insignificant. However, the Company records a liability at the time it recognizes revenue for the insignificant amount of estimated warranty returns based on historical experience. The Company’s specific return policies include accepting returns of products with defects, or products that have not been produced to precise customer specifications.

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

The DPTT Acquisition met the conditions of a business combination as defined by Accounting Standards Codification (“ASC”) 805 and, as such, is accounted for under ASC 805 using the acquisition method of accounting. ASC 805 defines the three elements of a business as Input, Process and Output. As a result of the DPTT Acquisition, Photronics acquired the machinery and equipment utilized in the processes to manufacture product, the building that houses the entire operation and the processes needed to manufacture the product, all previously owned by DPTT. The former DPTT employees hired by Photronics in connection with the acquisition brought with them the skills, experience and know-how necessary to provide the operational processes that, when applied to the acquired assets, represent processes being applied to inputs to create outputs. Having met all three elements of a business as defined in ASC 805, the Company determined that the DPTT Acquisition should be accounted for as a business combination.

The following table summarizes the provisional fair values of assets acquired and liabilities assumed of DPTT, the fair value of the noncontrolling interests and consideration for DPTT at the acquisition date. These provisional amounts could change as a result of the ultimate realization of the acquired net working capital.

Cash and cash equivalents	$4,508
Accounts receivable (gross amount of $28,560, of which $500 is estimated to be uncollectable)	28,060
Inventory	1,279
Deferred tax asset	9,787
Other current assets	11,517
Property, plant and equipment	95,431
Identifiable intangible assets	1,552
Other long-term assets	1,328
Accounts payable and accrued expenses	(32,410)
Deferred tax liability	(3,042)
Other long-term liabilities	(3,291)

Total net assets acquired	114,719
Noncontrolling interests retained by DNP	57,348
57,371
Consideration – 49.99% of fair value of PSMC	40,999

Gain on acquisition	$16,372

In addition to recording the fair values of the net assets acquired, the Company also recorded a gain on acquisition of $16.4 million in the consolidated statement of income within other income (expense) in accordance with ASC 805 using the acquisition method of accounting. The gain on acquisition was primarily due to the difference between the market values of the acquired real estate and personal property exceeding the fair value of the consideration transferred. In addition, a deferred tax liability of $3.0 million was recorded in the opening balance sheet, which had the effect of reducing the gain on acquisition to $16.4 million. Prior to recording the gain, the Company reassessed whether it had correctly identified all of the assets acquired and all of the liabilities assumed. Additionally, the Company also reviewed the procedures used to measure the amounts of the identifiable assets acquired, liabilities assumed and consideration transferred.

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

Identifiable intangible assets acquired were primarily customer relationships, which represent the fair value of relationships and agreements DPTT had in place at the date of the merger. The customer relationships had a fair value of $1.5 million at the acquisition date, determined by using the multi-period excess earnings method, and are amortized over a twelve year estimated useful life. The acquisition date fair value of the remainder of the identifiable assets acquired and liabilities assumed were equivalent to, or did not materially differ from, their carrying values.

Acquisition costs related to the merger were $2.5 million and $0.8 million for fiscal year 2014 and 2013, respectively, and are included in selling, general and administrative expense in the consolidated statements of income.

Revenues and net income of PDMC included in the Company’s financial results from the April 4, 2014 acquisition date through November 2, 2014, were $101.8 million and $6.0 million, respectively.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents financial information as if the DPTT acquisition had occurred as of the beginning of fiscal year 2013. The pro forma earnings for fiscal years 2014 and 2013 were adjusted to exclude the above mentioned $2.5 million and $0.8 million non-recurring acquisition related costs and the gain on acquisition of $16.4 million. Other material non-recurring pro forma adjustments made to arrive at the below earnings amounts included the add back of additional depreciation recorded against DPTT long-lived assets of $6.6 million and $12.9 million for fiscal years 2014 and 2013, respectively. The pro forma information presented does not purport to represent results that would have been achieved had the merger occurred as of the beginning of the earliest period presented, or to be indicative of the Company’s future financial performance.

	Year Ended
	November 2, 2014	November 3, 2013

Revenues	$499,968	$514,265

Net income	$23,969	$34,922

Net income attributable to Photronics, Inc. shareholders	$12,169	$21,902

Diluted earnings per share	$0.19	$0.36

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	November 2, 2014	November 3, 2013

Land	$8,598	$8,692
Buildings and improvements	124,787	103,676
Machinery and equipment	1,367,691	1,225,091
Leasehold improvements	20,165	4,179
Furniture, fixtures and office equipment	12,086	11,546
Construction in progress	81,351	97,319
	1,614,678	1,450,503
Less accumulated depreciation and amortization	1,064,609	1,027,763
	$550,069	$422,740

Property under capital leases are included in above property, plant and equipment as follows:

	November 2, 2014	November 3, 2013

Machinery and equipment	$56,245	$21,327
Construction in progress	-	34,918
	56,245	56,245
Less accumulated amortization	10,430	4,932
	$45,815	$51,313

NOTE 4 - INTANGIBLE ASSETS

Intangible assets include assets related to the investment to form the MP Mask joint venture and other finite lived intangible assets. Amortization expense of intangible assets was $5.8 million, $5.5 million and $5.0 million in fiscal years 2014, 2013 and 2012, respectively.

Intangible assets consist of:

As of November 2, 2014	Gross Amount	Accumulated Amortization	Net Amount

Technology license agreement	$59,616	$33,451	$26,165
Customer relationships	8,716	6,394	2,322
Supply agreements	6,959	6,605	354
Software and other	6,223	4,770	1,453
	$81,514	$51,220	$30,294
As of November 3, 2013

Technology license agreement	$59,616	$29,477	$30,139
Customer relationships	7,210	5,599	1,611
Supply agreements	6,959	6,381	578
Software and other	5,728	3,976	1,752
	$79,513	$45,433	$34,080

The weighted-average amortization period for intangible assets acquired in fiscal year 2014 is nine years, which is comprised of customer relationships and software and other that have weighted-average amortization periods of twelve years and three years, respectively. The weighted-average amortization period for intangible assets acquired in fiscal year 2013 is three years, which is comprised of software and other.

Intangible asset amortization over the next five years is estimated to be as follows:

Fiscal Years:

2015	$6,120
2016	5,668
2017	5,340
2018	5,064
2019	4,972

NOTE 5 -	JOINT VENTURE, TECHNOLOGY LICENSE AND OTHER AGREEMENTS WITH MICRON TECHNOLOGY, INC.

In May 2006, Photronics and Micron Technology, Inc. ("Micron") entered into the MP Mask joint venture (“MP Mask”), which develops and produces photomasks for leading-edge and advanced next generation semiconductors. At the time of the formation of the joint venture, the Company also entered into both an agreement to license photomask technology developed by Micron and certain supply agreements.

This joint venture is a variable interest entity ("VIE") (as that term is defined in the Accounting Standards Codification ("ASC") ) because all costs of the joint venture are passed on to the Company and Micron through purchase agreements they have entered into with the joint venture, and it is dependent upon the Company and Micron for any additional cash requirements. On a quarterly basis the Company reassesses whether its interest in MP Mask gives it a controlling financial interest in this VIE. The purpose of this quarterly reassessment is to identify the primary beneficiary (which is defined in the ASC as the entity that consolidates a VIE) of the VIE. As a result of the reassessments in fiscal year 2014, the Company determined that Micron is still the primary beneficiary of the VIE, by virtue of its tie-breaking voting rights within MP Mask’s Board of Managers, thereby giving it the power to direct the activities of MP Mask that most significantly impact its economic performance, including its decision making authority in the ordinary course of business and its purchasing the majority of products produced by the VIE.

The Company has utilized MP Mask for both high-end IC photomask production and research and development purposes. MP Mask charges its variable interest holders based on their actual usage of its facility and charges separately for any research and development activities it engages in at the requests of its owners.

MP Mask is governed by a Board of Managers, appointed by Micron and the Company. Since MP Mask's inception, Micron, as a result of its majority ownership, has held majority voting power on the Board of Managers. The voting power held by each party is subject to change as ownership interests change. Under the MP Mask joint venture operating agreement, the Company may be required to make additional capital contributions to MP Mask up to the maximum amount defined in the operating agreement. However, should the Board of Managers determine that further additional funding is required, MP Mask shall pursue its own financing. If MP Mask is unable to obtain its own financing, it may request additional capital contributions from the Company. Should the Company choose not to make a requested contribution to MP Mask, its ownership percentage may be reduced. MP Mask did not request, and the Company did not make, any contributions to MP Mask in fiscal years 2014 or 2013 and it did not receive any distributions from MP Mask during fiscal years 2014 or 2013.

The Company's investment in the VIE, which represents its maximum exposure to loss, was $93.1 million at November 2, 2014 and November 3, 2013. These amounts are reported in the Company's consolidated balance sheets as Investment in joint venture. The Company recorded losses from its investment in MP Mask of $0.1 million in fiscal years 2013 and 2012, and none in fiscal year 2014. Income (loss) from MP Mask is included in Interest and other income, net, in the consolidated statements of income.

As of November 2, 2014, the Company owed MP Mask $4.2 million and had a receivable from Micron of $6.8 million, both primarily related to the aforementioned supply agreements. The Company, in 2014, recorded $1.2 million of commission revenue earned under the supply agreements it has with Micron and MP Mask, and amortization of $0.2 million of the related supply agreement intangible asset. In 2014 the Company also recorded cost of sales in the amount of $3.2 million for photomasks produced by MP Mask for the Company's customers, and incurred expenses of $1.6 million for research and development activities and other goods and services purchased from MP Mask by the Company. In 2014 the Company purchased equipment from MP Mask for $1.3 million.

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

The Company, in 2012, recorded $1.6 million of commission revenue earned under the supply agreements it has with Micron and MP Mask, and amortization of $0.4 million of the related supply agreement intangible asset. In 2012 the Company also recorded cost of sales in the amount of $7.6 million for photomasks produced by MP Mask for the Company's customers, and incurred expenses of $2.0 million for research and development activities and other goods and services purchased from MP Mask by the Company. In 2012 the Company purchased equipment from MP Mask for $1.9 million.

In the second quarter of fiscal 2012 the Company paid $35 million to Micron in connection with the purchase of the U.S. nanoFab facility and the remaining term of the operating lease agreement through 2014 was cancelled.

Summarized financial information of MP Mask is presented below.

	As of Fiscal Year End
	2014	2013

Current assets	$31,696	$35,794
Noncurrent assets	205,457	177,769
Current liabilities	44,024	28,497
Noncurrent liabilities	6,804	-

	Fiscal Year
	2014	2013	2012

Net sales	$81,399	$77,900	$84,216
Gross profit	3,427	4,663	1,799
Net income	1,259	4,735	831

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities include salaries, wages and related benefits of $10.4 million and $10.2 million at November 2, 2014 and November 3, 2013, respectively, and an acquisition liability of $7.2 million at November 2, 2014.

NOTE 7 - LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

	November 2, 2014	November 3, 2013

3.25% convertible senior notes due in April 2016	$115,000	$115,000

5.50% convertible senior notes due and converted in October 2014	-	22,054

2.77% capital lease obligation payable through July 2018	20,481	25,065

3.09% capital lease obligation payable through March 2016	6,705	10,652

Term loan, which bore interest at a variable rate, as defined (2.69% at November 3, 2013), repaid in December 2013	-	21,250
	142,186	194,021
Less current portion	10,381	11,818
	$131,805	$182,203

The $115.0 million of long-term borrowings, excluding capital lease obligations, that was outstanding as of November 2, 2014, matures in fiscal year 2016.

As of November 2, 2014, minimum lease payments under the Company's capital lease obligations were as follows:

Fiscal Years:

2015	$11,070
2016	7,546
2017	5,168
2018	4,698
28,482
Less interest	1,296

Net minimum lease payments under capital leases	27,186
Less current portion of net minimum lease payments	10,381

Long-term portion of minimum lease payments	$16,805

In October 2014 the 5.50% convertible senior notes, with a principal balance of $22.1 million, matured and were converted into 4.3 million shares of the Company’s common stock. See below for further discussion.

In August 2014 the Company amended its credit facility. The credit facility, which expires in December 2018, has a $50 million limit with an expansion capacity to $75 million, and is secured by substantially all of the Company’s assets located in the United States and common stock the Company owns in certain of its foreign subsidiaries. The credit facility is subject to a minimum interest coverage ratio, total leverage ratio and minimum unrestricted cash balance financial covenants, all of which the Company was in compliance with at November 2, 2014. The Company had no outstanding borrowings against the credit facility at November 2, 2014, and $50 million was available for borrowing. The interest rate on the credit facility (1.67% at November 2, 2014) is based on the Company’s total leverage ratio at LIBOR plus a spread, as defined in the credit facility.

In August 2013 a $26.4 million principal amount, five year capital lease commenced to fund the purchase of a high-end lithography tool. Payments under the capital lease, which bears interest at 2.77% are $0.5 million per month through July 2018. Under the terms of the lease agreement, the Company must maintain the equipment in good working order, and is subject to a cross default with cross acceleration provision related to certain nonfinancial covenants incorporated in its credit facility. As of November 2, 2014, the total amount payable through the end of the lease term was $21.6 million, of which $20.5 million represented principal and $1.1 million represented interest.

In March 2012 the Company, in connection with its purchase of the U.S. nanoFab facility (see Note 5 for further discussion), amended its credit facility (“the credit facility”) to include the addition of a $25 million term loan that was to mature in March 2017. Simultaneously with entering into the amended credit facility, the Company repaid the $21.3 million balance of this term loan.

In March 2011 the Company issued through a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended, $115 million aggregate principal amount of 3.25% convertible senior notes. The notes mature on April 1, 2016, and note holders may convert each $1,000 principal amount of notes to approximately 96 shares of common stock (equivalent to an initial conversion price of $10.37 per share of common stock) at any time prior to the close of business on the second scheduled trading day immediately preceding April 1, 2016. The conversion rate is subject to adjustment upon the occurrence of certain events, which are described in the indenture dated March 28, 2011. The Company is not required to redeem the notes prior to their maturity date. Interest on the notes accrues in arrears, and is paid semiannually through the notes’ maturity date. The net proceeds of the notes were approximately $110.7 million, which were used, in part, to acquire $35.4 million of the Company’s then outstanding 5.5% convertible senior notes and to repay, in full, its then outstanding obligations under capital leases of $19.8 million.

In September 2009 the Company issued, through a public offering, $57.5 million aggregate principal amount of 5.5% convertible senior notes with a five-year term. Under the terms of the offering, the note holders could convert each $1,000 principal amount of notes to approximately 197 shares of common stock (equivalent to an initial conversion price of $5.08 per share of common stock) on, or before, September 30, 2014. The net proceeds of this offering were approximately $54.9 million, which were used to reduce amounts outstanding under the Company’s credit facility. As discussed above, $35.4 million of these notes were repurchased in fiscal 2011 with a portion of the proceeds from the March 2011 issuance of the Company’s 3.25% convertible senior notes. As discussed above, the remaining $22.1 million of these notes were converted in a non-cash transaction by their holders to 4.3 million shares of the Company’s common stock upon their maturity in October 2014.

In April 2011 the Company entered into a five year, $21.2 million capital lease for manufacturing equipment. Payments under the lease, which bears interest at 3.09%, are $0.4 million per month through March 2016. The lease agreement provides that the Company must maintain the equipment in good working order, and includes a cross default with cross acceleration provision related to certain non-financial covenants incorporated in the Company's credit facility agreement. As of November 2, 2014, the total amount payable through the end of the lease term was $6.9 million, of which $6.7 million represented principal and $0.2 million represented interest.

Interest payments were $6.3 million in fiscal 2014, 2013 and 2012, including deferred financing cost payments of $0.3 million and $0.2 million in fiscal 2014 and 2012, respectively.

NOTE 8 - OPERATING LEASES

The Company leases various real estate and equipment under non-cancelable operating leases, for which rental expense was $2.8 million, $2.7 million and $2.7 million in fiscal years 2014, 2013 and 2012, respectively. In fiscal 2012 the Company paid the former lessor $35 million in connection with its purchase of the U.S. nanoFab, which reduced the Company’s outstanding operating lease commitments by a total of $15 million for fiscal years 2013 and 2014.

At November 2, 2014, future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year are as follows:

2015	$2,292
2016	2,063
2017	1,595
2018	569
2019	340
Thereafter	1,983
$8,842

See Note 7 for disclosures related to the Company's capital lease obligations.

NOTE 9 – SHARE-BASED COMPENSATION

The Company has a share-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to, shares of the Company's common stock may be granted from shares authorized but unissued or shares previously issued and reacquired by the Company. The maximum number of shares of common stock approved by the Company’s shareholders to be issued under the Plan was increased from six million to nine million shares during fiscal 2014. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. The Company incurred total share-based compensation expenses of $4.1 million, $4.0 million and $3.2 million in fiscal years 2014, 2013 and 2012, respectively. No share-based compensation cost was capitalized as part of an asset and no related income tax benefits were recorded during the fiscal years presented.

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

The weighted-average inputs and risk-free rate of return ranges used to calculate the grant date fair values of options issued during fiscal years 2014, 2013 and 2012 are presented in the following table:

	Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012

Expected volatility	61.0%	98.0%	102.1%

Risk-free rate of return	1.4%	0.5 – 1.4%	0.6 – 0.9%

Dividend yield	0.0%	0.0%	0.0%

Expected term	4.6 years	4.3 years	4.3 years

A summary of option activity under the Plan as of November 2, 2014, and changes during the year then ended is presented as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at November 3, 2013	4,174,302	$8.43
Granted	632,500	8.86
Exercised	(283,083)	3.75
Cancelled and forfeited	(446,938)	19.50

Outstanding at November 2, 2014	4,076,781	$7.60	5.6 years	$10,778

Exercisable at November 2, 2014	2,628,203	$7.78	4.2 years	$8,314

Expected to vest as of November 2, 2014	1,329,318	$7.29	8.2 years	$2,261

The weighted-average grant date fair value of options granted during fiscal years 2014, 2013 and 2012 were $4.44, $4.00 and $4.47, respectively. The total intrinsic value of options exercised during fiscal years 2014, 2013 and 2012 was $1.4 million, $1.6 million and $1.3 million, respectively.

The Company received cash from option exercises of $1.1 million, $0.5 million and $0.3 million in fiscal years 2014, 2013 and 2012, respectively. As of November 2, 2014, the total unrecognized compensation cost of unvested option awards was approximately $3.9 million. That cost is expected to be recognized over a weighted-average amortization period of 2.3 years.

Restricted Stock

The Company periodically grants restricted stock awards. The restrictions on these awards typically lapse over a service period of less-than-one to four years. The weighted-average grant date fair values of restricted stock awards issued during fiscal years 2014, 2013 and 2012 were $8.86, $5.48 and $6.28, respectively. The total fair value of awards for which restrictions lapsed was $1.5 million, $1.3 million and $0.5 million during fiscal years 2014, 2013 and 2012, respectively. As of November 2, 2014, the total compensation cost for restricted stock awards not yet recognized was approximately $0.9 million. That cost is expected to be recognized over a weighted-average amortization period of 2.1 years.

A summary of the status of the Company's outstanding restricted stock awards as of November 2, 2014, is presented below:

Restricted Stock	Shares	Weighted- Average Fair Value at Grant Date

Outstanding at November 3, 2013	303,627	$6.48
Granted	111,667	8.86
Vested	(171,563)	7.60
Cancelled	(8,250)	5.91

Outstanding at November 2, 2014	235,481	6.81

Expected to vest as of November 2, 2014	220,531	6.82

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan ("ESPP") permits employees to purchase shares at 85% of the lower of the fair market value at the commencement of the offering or the last day of the payroll payment period. The maximum number of shares of common stock approved by the Company's shareholders to be purchased under the ESPP was increased from 1.2 million shares to 1.5 million shares during fiscal 2012. The vesting period for shares purchased under the ESPP is approximately one year. Under the ESPP, approximately 1.3 million shares had been issued through November 2, 2014, and approximately 57,000 shares are subject to outstanding subscriptions. As of November 2, 2014, the total compensation cost related to the ESPP not yet recognized was $0.1 million, which is expected to be recognized in fiscal 2015.

NOTE 10 - EMPLOYEE RETIREMENT PLAN

The Company maintains a 401(k) Savings and Profit Sharing Plan ("401(k) Plan") which covers all full-time domestic employees who have completed three months of service and are 18 years of age or older. Under the terms of the 401(k) Plan, employees may contribute up to 50% of their salary, subject to certain maximum amounts, which will be matched by the Company at 50% of the employee's contributions that are not in excess of 4% of the employee's compensation. Employee and employer contributions vest upon contribution. Employer contributions amounted to $0.4 million in fiscal years 2014, 2013 and 2012.

NOTE 11 - CONSOLIDATION, RESTRUCTURING AND RELATED CHARGES

In the first quarter of fiscal 2012 the Company ceased the manufacture of photomasks at its Singapore facility and, in connection therewith, recorded charges of $1.4 million during fiscal 2012. This restructuring, which was comprised primarily of employee termination costs, was substantially completed in fiscal 2012.

NOTE 12 - INCOME TAXES

Income before the income tax provisions consist of the following:

	Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012

United States	$(23,083)	$(14,164)	$(5,474)
Foreign	64,413	40,969	46,122
	$41,330	$26,805	$40,648

The income tax provisions consist of the following:

	Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012
Current:
Federal	$354	$208	$81
State	-	65	(5)
Foreign	4,726	7,222	11,332

Deferred:
Federal	-	-	-
State	(5)	(181)	-
Foreign	4,220	(85)	(615)

Total	$9,295	$7,229	$10,793

The income tax provisions differ from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes as a result of the following:

	Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012
U.S. federal income tax at statutory rate	$14,465	$9,382	$14,227
Changes in valuation allowances	(7,575)	1,325	1,806
Distributions from foreign subsidiaries	12,674	1,957	2,073
State income taxes, net of federal benefit	(141)	267	(1,956)
Foreign tax rate differentials	(4,864)	(4,851)	(3,805)
Tax credits	(2,847)	(3,967)	(1,071)
Uncertain tax positions, including reserves, settlements and resolutions	(2,255)	1,471	1,984
Debt extinguishment losses	-	-	(2,879)
Gain on acquisition of DPTT	(5,748)	-	-
Intercompany gain elimination	4,759	-	-
Equity based compensation	714	765	499
Other, net	113	880	(85)
	$9,295	$7,229	$10,793

The effective tax rate differs from the U.S. statutory rate of 35% in fiscal years 2014, 2013 and 2012 primarily due to earnings, including the fiscal year 2014 gain on acquisition of DPTT, being taxed at lower statutory rates in foreign jurisdictions, combined with the benefit of various investment credits in a foreign jurisdiction. Valuation allowances in jurisdictions with historic and continuing losses eliminate the effective rate impact of these jurisdictions.

The net deferred income tax assets consist of the following:

	As of
	November 2, 2014	November 3, 2013
Deferred income tax assets:
Net operating losses	$64,529	$57,631
Reserves not currently deductible	6,948	7,101
Alternative minimum tax credits	3,121	3,116
Tax credit carryforwards	8,368	7,051
Other	1,773	1,892
	84,739	76,791
Valuation allowances	(49,548)	(56,661)
	35,191	20,130
Deferred income tax liabilities:
Undistributed earnings of foreign subsidiaries	(5,366)	(5,347)
Property, plant and equipment	(11,503)	(890)
Investments	(2,660)	(371)
Other	(448)	(992)
	(19,977)	(7,600)
Net deferred income tax assets	$15,214	$12,530

Reported as:
Current deferred tax assets	$7,223	$1,082
Noncurrent deferred tax assets	11,036	12,455
Noncurrent deferred tax liabilities	(3,045)	(1,007)
	$15,214	$12,530

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012
Balance at beginning of year	$4,757	$3,793	$1,824

Additions (reductions) for tax positions in prior years	3,437	1,224	1,932

Additions based on current year tax positions	272	207	616

Settlements	(3,155)	(406)	(518)

Lapses of statutes of limitations	(318)	(61)	(61)

Balance at end of year	$4,993	$4,757	$3,793

Unrecognized tax benefits associated with uncertain tax positions were $5.1 million at November 2, 2014, of which $5.0 million is recorded in other liabilities in the consolidated balance sheet and $0.1 million is recorded as a reduction to deferred tax assets, and were $4.9 million at November 3, 2013, of which $1.7 million is recorded in other liabilities in the consolidated balance sheet, and $3.2 million is recorded as a reduction to deferred tax assets. If recognized, $5.0 million of the benefits would favorably impact the Company's effective tax rate in future periods. Included in these amounts for both fiscal years 2014 and 2013 was $0.1 million of interest and penalties. The Company includes any applicable interest and penalties related to uncertain tax positions in its income tax provision. The above table includes the fiscal year 2014 settlement of an Internal Revenue Service (“IRS”) income tax examination of the Company’s 2011 and 2012 federal income tax returns, as well as the recognition of previously unrecognized tax benefits resulting from the lapse of the assessment periods, which were offset in part by uncertain tax positions related to the acquisition of DPTT (as discussed in Note 2). The IRS income tax settlement had limited impact on the fiscal 2014 income tax expense, as the changes that resulted from the examination were offset by loss carryforwards, for which the related deferred tax assets were subject to a valuation allowance. Shortly after the close of the 2013 fiscal year, the Company reached a settlement with the relevant tax authorities regarding one of its non-US subsidiary’s 2010 tax year, as reflected in the fiscal 2013 table above. As of November 2, 2014, the Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the U.S. for years prior to and including fiscal year 2012. With respect to major foreign and state tax jurisdictions, the Company is no longer subject to tax authority examinations for years prior to and including fiscal year 2009.

As of November 2, 2014, the Company had available U.S. Federal tax operating loss carryforwards of approximately $123.6 million which expire between 2023 and 2034, and research and development tax credit carryforwards of approximately $4.0 million which expire between 2019 and 2034. As of November 2, 2014, the Company also has U.S. state tax operating loss carryforwards of approximately $209.5 million and foreign tax operating loss carryforwards of approximately $73.1 million, including $34.6 million remaining of the $58.6 million acquired in the acquisition of DPTT. These loss carryforwards expire between 2015 and 2034 with the exception of $1.0 million that has an indefinite life.

The Company has established a valuation allowance for a portion of its deferred tax assets because it believes, based on the weight of all available evidence, that it is more likely than not that a portion of its net operating loss carryforwards will expire prior to utilization. The valuation allowance increased (decreased) by $(7.1 million), $1.1 million and $2.5 million in fiscal years 2014, 2013 and 2012, respectively.

As of November 2, 2014, the Company had $3.1 million of alternative minimum tax credit carryforwards that are available to offset future federal income taxes payable and will not expire. The Company also has state tax credits available of $5.6 million which, if they are not utilized, will expire between 2015 and 2034 and a foreign investment tax credit of $0.8 million that expires in 2019 if not utilized.

As of November 2, 2014, the undistributed earnings of foreign subsidiaries included in consolidated retained earnings amounted to $142.5 million, of which $15.3 million is not considered to be permanently invested. No provision has been made for future U.S. taxes payable on the remaining undistributed earnings of $127.2 million, as they are expected to be indefinitely invested in foreign jurisdictions and therefore are not anticipated to be subject to U.S. tax. The amount of undistributed earnings is calculated taking into account the net amount of earnings of the Company’s foreign subsidiaries, considering its multitier subsidiary structure, and translating those earnings into U.S. dollars using exchange rates in effect as of the balance sheet date. Prior to the acquisition of DPTT, PDMC (formerly PSMC), in accordance with the ownership provisions in the DPTT acquisition agreements, made a onetime remittance of $35 million in earnings that were previously considered to be indefinitely invested. The Company has not changed its assertion on the balance of PDMC earnings which remain indefinitely invested. Should the Company elect in the future to repatriate the foreign earnings so invested, it may incur additional income tax expense on those foreign earnings, the amount of which is not practicable to compute.

PKLT, the Company's FPD manufacturing facility in Taiwan, has been accorded a tax holiday, which started in 2012 and expires in 2017. This tax holiday had no dollar or per share effect in the fiscal years ended November 2, 2014, November 3, 2013 and October 28, 2012. PDMC, acquired an IC manufacturing facility in Taiwan as a result of the DPTT Acquisition, that has been accorded a tax holiday which is scheduled to commence in 2015 and expire in 2019. This tax holiday had no dollar or per share effect on the 2014, 2013 or 2012 fiscal years. In Korea, various investment tax credits have been earned to reduce the Company's effective income tax rate.

Income tax payments were $5.2 million, $10.7 million and $14.3 million in fiscal 2014, 2013 and 2012, respectively. Cash received for refunds of income taxes paid in prior years amounted to $1.4 million, $0.3 million and $0.1 million in fiscal years 2014, 2013 and 2012, respectively.

NOTE 13 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented as follows:

	Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012

Net income attributable to Photronics, Inc. shareholders	$25,996	$17,966	$27,868
Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effects	1,426	-	6,168
Gain related to common stock warrants fair value adjustment	-	-	(94)

Earnings for diluted earnings per share	$27,422	$17,966	$33,942

Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	61,779	60,644	60,055
Effect of dilutive securities:
Convertible notes	3,945	-	15,423
Share-based payment awards	955	813	767
Common stock warrants	-	142	219

Dilutive potential common shares	4,900	955	16,409

Weighted-average common shares used for diluted earnings per share	66,679	61,599	76,464

Basic earnings per share	$0.42	$0.30	$0.46
Diluted earnings per share	$0.41	$0.29	$0.44

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

	Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012

Convertible notes	11,085	6,168	-
Share based payment awards	1,911	2,880	2,587

Total potentially dilutive shares excluded	12,996	9,048	2,587

In the first quarter of fiscal year 2015, the Company awarded approximately 0.4 million shared-based payment awards to its employees and directors.

NOTE 14 – SUBSIDIARY SHARE REPURCHASE AND TENDER OFFER

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

The table below presents the effect of the change in the Company’s ownership interest in PSMC on the Company's equity for fiscal years 2014, 2013 and 2012 (in 2014 112.9 million shares of PSMC common stock were issued and 3.0 million shares were acquired, and shares of PSMC common stock were purchased in the amounts of 60.5 million shares in 2013 and 35.9 million shares in 2012).

	Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012

Net income attributable to Photronics, Inc. shareholders	$25,996	$17,966	$27,868

Increase (decrease) in Photronics, Inc.'s additional paid-in capital	(6,183)	600	1,985

Increase (decrease) in Photronics, Inc.’s accumulated other comprehensive income	399	(237)	(78)

Change from net income attributable to Photronics, Inc. shareholders due to issuance of shares of PDMC and transfers to or from noncontrolling interests	$20,212	$18,329	$29,775

NOTE 15 - COMMITMENTS AND CONTINGENCIES

At November 2, 2014, the Company had outstanding purchase commitments of $84 million, which included $83 million related to capital expenditures, and had recorded liabilities for the purchase of equipment of $31 million. See Note 8 for operating lease commitments.

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

The Company's 2014, 2013 and 2012 net sales by geographic area and of ICs and FPDs, and long-lived assets by geographic area were as follows:

	Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012
Net sales
Taiwan	$167,075	$117,364	$109,232
Korea	140,386	134,300	161,154
United States	106,740	127,054	135,170
Europe	38,726	41,126	40,653
All other	2,600	2,336	4,230
	$455,527	$422,180	$450,439

IC	$352,679	$320,579	$350,105
FPD	102,848	101,601	100,334
	$455,527	$422,180	$450,439

	As of
	November 2, 2014	November 3, 2013	October 28, 2012
Long-lived assets
Taiwan	$207,324	$66,836	$72,185
Korea	176,141	153,878	120,628
United States	158,325	191,518	177,614
Europe	8,259	10,471	10,262
All other	20	37	119
	$550,069	$422,740	$380,808

One customer accounted for 16%, 18% and 22% of the Company's net sales in fiscal years 2014, 2013 and 2012, respectively, and another customer accounted for 11% of the Company’s net sales in fiscal 2014.

NOTE 17 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following tables set forth the changes in the Company's accumulated other comprehensive income by component (net of tax of $0) for the years ended November 2, 2014 and November 3, 2013:

	Year Ended November 2, 2014
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at November 3, 2013	$27,797	$(562)	$(832)	$26,403
Other comprehensive income (loss) before reclassifications	(5,916)	-	(41)	(5,957)
Amounts reclassified from other accumulated comprehensive income	-	128	-	128

Net current period other comprehensive income (loss)	(5,916)	128	(41)	(5,829)
Less: other comprehensive loss attributable to noncontrolling interests	770	-	31	801
Other accumulated comprehensive income allocated to noncontrolling interests			410	410
Purchase of common stock of subsidiary	-	-	(11)	(11)

Balance at November 2, 2014	$22,651	$(434)	$(443)	$21,774

	Year Ended November 3, 2013
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at October 29, 2012	$17,241	$(690)	$(651)	$15,900
Other comprehensive income before reclassifications	9,805	-	54	9,859
Amounts reclassified from other comprehensive income	-	128	-	128

Net current period other comprehensive income	9,805	128	54	9,987
Less: other comprehensive loss attributable to noncontrolling interests	751	-	2	753
Purchase of common stock of subsidiary	-	-	(237)	(237)

Balance at November 3, 2013	$27,797	$(562)	$(832)	$26,403

The amortization of the cash flow hedge is included in Cost of sales in the consolidated statements of income for all periods presented.

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

NOTE 19 - OTHER RELATED PARTY TRANSACTIONS

The chairman of the board and chief executive officer of the Company is also a director of a company that provides secure managed information technology services to Photronics. Another director of the Company is also a shareholder, chief executive officer and chairman of the board of this company. Since 2002, the Company has entered into various service contracts with this company to provide services to all of the Company's worldwide facilities. The Company incurred expenses for services provided by this company of $1.2 million, $1.7 million, and $1.8 million in fiscal years 2014, 2013 and 2012, respectively, and had an outstanding balance of $0.1 million due to this company as of November 2, 2014 and November 3, 2013. As of November 2, 2014, the Company had contracted with this company for various services through June 2015 at a cost of $0.9 million.

The Company purchases photomask blanks from a company of which an officer of the Company is a significant shareholder. The Company purchased $20.1 million, $20.0 million and $20.1 million of photomask blanks from this company in 2014, 2013 and 2012, respectively, for which the amount owed to this company was $4.4 million at November 2, 2014, and $4.6 million at November 3, 2013.

The Company believes that the terms of its transactions with the related parties described above were negotiated at arm's length and were no less favorable to the Company than terms it could have obtained from unrelated third parties. See Note 5 for other related party transactions.

NOTE 20 - FAIR VALUE MEASUREMENTS

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

The Company did not have any assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at November 2, 2014, or November 3, 2013. During the three month period ended May 4, 2014, the Company measured and recorded the net assets it acquired in its subsidiary’s acquisition of DPTT at fair value. See Note 2 for further information.

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

The table below presents the fair and carrying values of the Company's convertible senior notes at November 2, 2014, and November 3, 2013.

	November 2, 2014		November 3, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value

3.25% convertible senior notes	$122,544	$115,000	$130,330	$115,000
5.5% convertible senior notes	$-	$-	$37,567	$22,054

NOTE 21 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data:

	First	Second	Third	Fourth	Year
Fiscal 2014:
	(a)	(b) (c)			(b) (d)
Net sales	$101,542	$104,882	$124,852	$124,251	$455,527
Gross margin	22,882	22,190	28,650	26,624	100,346
Net income	2,041	15,950	7,344	6,700	32,035
Net income attributable to Photronics, Inc. shareholders	1,993	15,540	4,186	4,277	25,996

Earnings per share:
Basic	$0.03	$0.25	$0.07	$0.07	$0.42
Diluted	$0.03	$0.22	$0.07	$0.07	$0.41

Fiscal 2013:
				(e)	(e)
Net sales	$99,839	$106,680	$109,652	$106,009	$422,180
Gross margin	21,098	24,789	27,078	26,675	99,640
Net income	2,859	5,442	6,364	4,911	19,576
Net income attributable to Photronics, Inc. shareholders	2,323	4,863	5,940	4,840	17,966

Earnings per share:
Basic	$0.04	$0.08	$0.10	$0.08	$0.30
Diluted	$0.04	$0.08	$0.10	$0.08	$0.29

(a)	Includes expenses of $0.5 million, net of tax, related to the acquisition of DPTT.

(b)	Includes non-cash gain of $16.4 million, net of tax, related to the acquisition of DPTT.

(c)	Includes expenses of $2.0 million, net of tax, related to the acquisition of DPTT.

(d)	Includes expenses of $2.5 million, net of tax, related to the acquisition of DPTT.

(e)	Includes expenses of $0.8 million, net of tax, related to the subsequent acquisition of DPTT.

NOTE 22 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of November 2, 2014, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control - Integrated Framework" (1992). Management, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, assessed that the Company's internal control over financial reporting was effective as of November 2, 2014.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company's internal control over financial reporting as of November 2, 2014, as stated in their attestation report on page 65 of this Form 10-K.

January 6, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information as to Directors required by Item 401, 405 and 407(c)(3)(d)(4) and (d)(5) of Regulation S-K is set forth in the Company's 2015 definitive Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the fiscal year covered by this Form 10-K under the caption "PROPOSAL 1 - ELECTION OF DIRECTORS," "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and in the third paragraph under the caption "MEETINGS AND COMMITTEES OF THE BOARD," and is incorporated in this report by reference. The information as to Executive Officers is included in the Company's 2015 definitive Proxy Statement under the caption "EXECUTIVE OFFICERS" and is incorporated in this report by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller. A copy of the code of ethics may be obtained, free of charge, by writing to the vice president general counsel of Photronics, Inc. at 15 Secor Road, Brookfield, Connecticut 06804.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K and paragraph (e)(4) and (e)(5) of Item 407 is set forth in the Company's 2015 definitive Proxy Statement under the captions "EXECUTIVE COMPENSATION," "CERTAIN AGREEMENTS", "DIRECTORS' COMPENSATION", "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "COMPENSATION COMMITTEE REPORT," respectively, and is incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth in the Company’s 2015 definitive Proxy Statement under the caption “EQUITY COMPENSATION PLAN INFORMATION”, and is incorporated in this report by reference. The information required by Item 403 of Regulation S-K is set forth in the Company's 2015 definitive Proxy Statement under the caption "OWNERSHIP OF COMMON STOCK BY DIRECTORS, OFFICERS AND CERTAIN BENEFICIAL OWNERS", and is incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 and Item 407(a) of Regulation S-K is set forth in the Company's 2015 definitive Proxy Statement under the captions "MEETINGS AND COMMITTEES OF THE BOARD" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS", respectively, and is incorporated in this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Rule 14a-101 of the Exchange Act is set forth in the Company's 2015 definitive Proxy Statement under the captions "FEES PAID TO THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" and "AUDIT COMMITTEE REPORT," and is incorporated in this report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

		Page
		No.
1.	Financial Statements: See "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" in Part II, Item 8 of this Form 10-K.	32

2.	Financial Statement Schedules:

	Report of Independent Registered Public Accounting Firm	65

	Schedule II - Valuation and Qualifying Accounts for the years ended November 2, 2014, November 3, 2013 and October 28, 2012	66

	All other schedules are omitted because they are not applicable.

3.	Exhibits	67

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Photronics, Inc.
Brookfield, Connecticut

We have audited the consolidated financial statements of Photronics, Inc. and subsidiaries (the "Company") as of November 2, 2014 and November 3, 2013, and for each of the three fiscal years ended November 2, 2014, November 3, 2013 and October 28, 2012, and the Company's internal control over financial reporting as of November 2, 2014, and have issued our report thereon dated January 6, 2015; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
January 6, 2015

	Schedule II

	Valuation and Qualifying Accounts
	for the Years Ended November 2, 2014, November 3, 2013
	and October 28, 2012
	(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions		Balance at End of Year
Allowance for Doubtful Accounts

Year ended November 2, 2014	$3,541	$(740)	$277	(a)	$3,078
Year ended November 3, 2013	$3,902	$(398)	$37	(a)	$3,541
Year ended October 28, 2012	$4,055	$(203)	$50	(a)	$3,902

Deferred Tax Asset Valuation Allowance

Year ended November 2, 2014	$56,661	$-	$(7,113	)(b)	$49,548
Year ended November 3, 2013	$55,536	$1,125	$-		$56,661
Year ended October 28, 2012	$53,063	$3,331	$(858	)(c)	$55,536

(a)	Uncollectible accounts written off, net, and impact of foreign currency translation.
(b)	Decrease offset by increase in deferred tax liability net of utilization of net operating losses.
(c)	Primarily due to utilization of net operating losses and expiration of investment tax credit.

EXHIBITS INDEX

Exhibit Number	Description

3.1
Certificate of Incorporation as amended July 9, 1986, April 9, 1990, March 16, 1995, November 13, 1997, April 15, 2002 and June 20, 2005 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed January 3, 2014).

3.2
By-laws of the Company, (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File Number 33-11694, which was declared effective by the Commission on March 10, 1987).

4.4
Indenture dated March 28, 2011 between the Company and Wells Fargo (as successor trustee to the Bank of Nova Scotia Trust Company of New York) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 29, 2011).

4.5	First Supplement to Indenture dated April 27, 2011 (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 10-Q filed June 8, 2011).

10.1	Master Service Agreement dated January 11, 2002 between the Company and RagingWire Telecommunications, Inc.*

10.2	The Company’s 1992 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-8, File Number 33-47446 which was filed April 24, 1994).+

10.3	Amendment to the Employee Stock Purchase Plan as of March 24, 2004 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2011).+

10.4	Amendment to the Employee Stock Purchase Plan as of April 8, 2010 (incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q filed on June 10, 2010).+

10.5	Amendment to the Employee Stock Purchase Plan as of March 28, 2012 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed September 5, 2012).+

10.6	The Company’s 2007 Long-Term Equity Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed September 5, 2012).+

10.7	Amendment to the 2007 Long Term Equity Incentive Plan as of April 8, 2010 (incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q filed on June 10, 2010).+

10.8	Amendment to the 2007 Long Term Equity Incentive Plan as of April 11, 2014+*

10.9	2011 Executive Incentive Compensation Plan effective as of November 1, 2010+*

10.10
Consulting Agreement between the Company and Constantine S. Macricostas, dated July 11, 2005. (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2011 filed on January 13, 2012) +

10.11
Amendment No. 1 to the Consulting Agreement between Constantine S. Macricostas and the Company dated November 10, 2008. (incorporated by reference to the Company’s Annual Report on Form 10-K filed January 3, 2014).+

10.12	Executive Employment Agreement between the Company and Sean T. Smith dated February 20, 2003+*

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

10.18	Special Warranty Deed dated as of February 29, 2012 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 6, 2012).

10.19	Joint Venture Framework Agreement dated November 20, 2013 between the Company and Dai Nippon Printing Co., Ltd*#

10.20	Joint Venture Operating Agreement dated November 20, 2013 between the Company and Dai Nippon Printing Co., Ltd.*#

10.21	Outsourcing Agreement dated November 20, 2013 between the Company, Dai Nippon Printing Co., Ltd and Photronics Semiconductor Mask Corporation.*#

10.22	License Agreement dated November 20, 2013 between the Company and Photronics Semiconductor Mask Corporation.*#

10.23	License Agreement dated November 20, 2013 between Dai Nippon Printing Co., Ltd and Photronics Semiconductor Mask Corporation.*#

10.24	Margin Agreement dated November 20, 2013 between the Company, Dai Nippon Printing Co., Ltd and Photronics Semiconductor Mask Corporation.*#

10.25	Merger Agreement dated January 16, 2014 between Photronics Semiconductor Mask Corporation and DNP Photomask Technology Taiwan Co. Ltd.*#

10.26
Executive Employment Agreement between the Company and Soo Hong Jeong dated May 31, 2011 (incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q filed on June 8, 2011). +

10.27
Executive Employment Agreement between the Company and Christopher J. Progler, Vice President, Chief Technology Officer dated September 10, 2007 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on January 9, 2013).+

10.28
Executive Employment Agreement between the Company and Peter Kirlin dated May 21, 2010 (incorporated by reference to Exhibit 10.42 of the Company's Quarterly Report on Form 10-Q filed on June 10, 2010).+

10.29
Executive Employment Agreement between the Company and Richelle Burr dated May 21, 2010 (incorporated by reference to Exhibit 10.43 of the Company's Quarterly Report on Form 10-Q filed on June 10, 2010).+

10.30	Form of Amendment to Executive Employment Agreement dated March 16, 2012 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 16, 2012). +

10.31	Third Amended and Restated Credit Agreement dated as of December 5, 2013 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed January 3, 2014)

10.32	Amendment No. 1 dated as of August 22, 2014 to the Third Amended and Restated Credit Agreement dated as of December 5, 2013.*

10.33	Second Amended and Restated Security Agreement.*

21	List of Subsidiaries of the Company.*

23	Consent of Deloitte & Touche LLP.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Represents a management contract or compensatory plan or arrangement.

#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

*	Represents an exhibit that is filed with this Annual Report on Form 10-K.

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

PHOTRONICS, INC.
(Registrant)

By	/s/ SEAN T. SMITH	January 6, 2015
Sean T. Smith Senior Vice President Chief Financial Officer (Principal Accounting Officer/ Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ CONSTANTINE S. MACRICOSTAS	January 6, 2015
Constantine S. Macricostas Chairman of the Board Chief Executive Officer (Principal Executive Officer)

By	/s/ SEAN T. SMITH	January 6, 2015
Sean T. Smith Senior Vice President Chief Financial Officer (Principal Accounting Officer/ Principal Financial Officer)

By	/s/ WALTER M. FIEDEROWICZ	January 6, 2015
Walter M. Fiederowicz Director

By	/s/ JOSEPH A. FIORITA, JR.	January 6, 2015
Joseph A. Fiorita, Jr. Director

By	/s/ LIANG-CHOO HSIA	January 6, 2015
Liang-Choo Hsia Director

By	/s/ GEORGE MACRICOSTAS	January 6, 2015
George Macricostas Director

By	/s/ MITCHELL G. TYSON	January 6, 2015
Mitchell G. Tyson Director