Form 10-Q
period 2015-02-01
PHOTRONICS INC
filed 2015-03-05
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 1, 2015
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 27, 2015
Common Stock, $0.01 par value	66,445,220 Shares

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of Photronics, Inc. ("Photronics" or the "Company" or “we”). These statements are based on management's beliefs, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be identified by words like "expect," "anticipate," "believe," "plan," "projects," “could,” “estimate,” “intend,” “may,” “will” and similar expressions, or the negative of such terms, or other comparable terminology. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this quarterly report on Form 10-Q or in other documents filed with the Securities and Exchange Commission, in press releases or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls regarding, among other things, the consummation and benefits of transactions and acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. Various factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements expressed or implied by forward-looking statements. Factors that might affect forward-looking statements include, but are not limited to, overall economic and business conditions; economic and political conditions in international markets; the demand for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate and other capital market conditions, including changes in the market price of the Company's securities; foreign currency exchange rate fluctuations; changes in technology; the timing, impact, and other uncertainties relating to transactions and acquisitions, divestitures and joint ventures as well as decisions the Company may make in the future regarding the Company’s business, capital and organizational structure and other matters; the seasonal and cyclical nature of the semiconductor and flat panel display industries; management changes; damage or destruction to the Company's facilities, or the facilities of its customers or suppliers, by natural disasters, labor strikes, political unrest, or terrorist activity; the ability of the Company to (i) place new equipment in service on a timely basis; (ii) obtain additional financing; (iii) achieve anticipated synergies and cost savings; (iv) fully utilize its tools; (v) achieve desired yields, pricing, product mix, and market acceptance of its products and (vi) obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company's expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements, except as otherwise required by securities and other applicable laws.

PHOTRONICS, INC.
AND SUBSIDIARIES

Index
PART I.	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	February 1, 2015	November 2, 2014
ASSETS

Current assets:
Cash and cash equivalents	$168,610	$192,929
Accounts receivable, net of allowance of $3,406 in 2015and $3,078 in 2014	99,183	94,515
Inventories	23,786	22,478
Other current assets	28,924	26,570

Total current assets	320,503	336,492

Property, plant and equipment, net	593,020	550,069
Investment in joint venture	93,078	93,122
Intangible assets, net	29,203	30,294
Deferred income taxes	10,746	11,036
Other assets	6,327	8,170

Total assets	$1,052,877	$1,029,183

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term borrowings	$10,457	$10,381
Accounts payable	125,628	86,495
Accrued liabilities	40,865	42,241

Total current liabilities	176,950	139,117

Long-term borrowings	129,362	131,805
Other liabilities	18,520	18,767

Total liabilities	324,832	289,689

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 66,209 shares issued and outstanding at February 1, 2015 and65,930 shares issued and outstanding at November 2, 2014	662	659
Additional paid-in capital	521,580	520,182
Retained earnings	89,272	85,435
Accumulated other comprehensive income	5,595	21,774

Total Photronics, Inc. shareholders' equity	617,109	628,050
Noncontrolling interests	110,936	111,444

Total equity	728,045	739,494

Total liabilities and equity	$1,052,877	$1,029,183

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended
	February 1, 2015	February 2, 2014

Net sales	$123,505	$101,542

Costs and expenses:

Cost of sales	(95,321)	(78,660)

Selling, general and administrative	(11,944)	(12,278)

Research and development	(4,681)	(4,974)

Operating income	11,559	5,630

Other income (expense):
Interest expense	(1,370)	(1,984)
Interest and other income (expense), net	87	1,111

Income before income tax provision	10,276	4,757

Income tax provision	(3,134)	(2,716)

Net income	7,142	2,041

Net income attributable to noncontrolling interests	(3,305)	(48)

Net income attributable to Photronics, Inc. shareholders	$3,837	$1,993

Earnings per share:

Basic	$0.06	$0.03

Diluted	$0.06	$0.03

Weighted-average number of common shares outstanding:

Basic	66,066	61,200

Diluted	67,020	62,136

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended
	February 1, 2015	February 2, 2014

Net income	$7,142	$2,041

Other comprehensive income (loss), net of tax of $0:

Foreign currency translation adjustments	(20,074)	(8,524)

Amortization of cash flow hedge	32	32

Total other comprehensive loss, net of tax	(20,042)	(8,492)

Comprehensive loss	(12,900)	(6,451)

Less: comprehensive loss attributable to noncontrolling interests	558	32

Comprehensive loss attributable to Photronics, Inc. shareholders	$(12,342)	$(6,419)

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	February 1, 2015	February 2, 2014

Cash flows from operating activities:
Net income	$7,142	$2,041
Adjustments to reconcile net incometo net cash provided by operating activities:
Depreciation and amortization	20,854	17,899
Changes in assets and liabilities:
Accounts receivable	(7,888)	(40)
Inventories	(1,998)	(1,016)
Other current assets	(4,544)	(806)
Accounts payable, accrued liabilities, and other	8,734	(3,881)

Net cash provided by operating activities	22,300	14,197

Cash flows from investing activities:
Purchases of property, plant and equipment	(40,371)	(12,184)
Increase in restricted cash	-	(1,698)
Other	43	67

Net cash used in investing activities	(40,328)	(13,815)

Cash flows from financing activities:
Repayments of long-term borrowings	(2,367)	(23,554)
Payments of deferred financing fees	-	(310)
Proceeds from share-based arrangements	768	518

Net cash used in financing activities	(1,599)	(23,346)

Effect of exchange rate changes on cash and cash equivalents	(4,692)	(3,423)

Net decrease in cash and cash equivalents	(24,319)	(26,387)
Cash and cash equivalents at beginning of period	192,929	215,615

Cash and cash equivalents at end of period	$168,610	$189,228

Supplemental disclosure of non-cash information:

Accrual for property, plant and equipment purchased during the period	$54,510	$34,335

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended February 1, 2015 and February 2, 2014
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The Company is typically impacted during its first fiscal quarter by the North American and European holiday periods, as some customers reduce their effective workdays and orders during these periods. Additionally, the Company can be impacted during its first or second quarter by the Asian New Year holiday period, which may also reduce customer orders. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending November 1, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 2, 2014.

NOTE 2 – ACQUISITION OF DNP PHOTOMASK TECHNOLOGY TAIWAN CO., LTD.

On April 4, 2014, DPTT merged into PSMC, the Company’s IC manufacturing subsidiary located in Taiwan, to form PDMC. Throughout this report the merger of DPTT into PSMC is referred to as the “DPTT Acquisition.” In connection with the DPTT Acquisition, the Company transferred consideration with a fair value of $98.3 million. The Company owns 50.01 percent of PDMC and includes its financial results in its consolidated financial statements, while DNP owns the remaining 49.99 percent of PDMC. The Company also has the ability to appoint the majority of the directors of PDMC, including the chairman of its board of directors, select its management responsible for implementing its policies and procedures, and establish its operating and capital decisions and policies. Photronics determined it has control of PDMC by virtue of its tie-breaking voting rights within PDMC’s Board of Directors, thereby giving it the power to direct the activities of PDMC that most significantly impact its economic performance, including its decision making authority in the ordinary course of business. The DPTT Acquisition was the result of the Company’s desire to combine the strengths in logic and memory photomask technologies of PSMC and DPTT in order to enhance its capability with customers in the region.

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

In addition to recording the fair values of the net assets acquired, the Company also recorded a gain on acquisition of $16.4 million in the three month period ended May 4, 2014, in accordance with ASC 805 using the acquisition method of accounting. The gain on acquisition was primarily due to the difference between the market values of the acquired real estate and personal property exceeding the fair value of the consideration transferred. In addition, a deferred tax liability of $3.0 million was recorded in the opening balance sheet, which had the effect of reducing the gain on acquisition to $16.4 million. Prior to recording the gain, the Company reassessed whether it had correctly identified all of the assets acquired and all of the liabilities assumed. Additionally, the Company also reviewed the procedures used to measure the amounts of the identifiable assets acquired, liabilities assumed and consideration transferred.

The fair value of the first component of consideration represents 49.99 percent of the fair value of PSMC, and is based on recent prices paid by the Company to acquire outstanding shares of PSMC (prior to the acquisition). As a result of the merger, the Company acquired the net assets of DPTT having a fair value of $114.7 million, less noncontrolling interests of $57.3 million retained by DNP, and transferred consideration with a fair value of $41.0 million, resulting in a gain of $16.4 million. The fair value of the total consideration transferred as of the acquisition date was $98.3 million, comprised of the 49.99% noncontrolling interest in DPTT of $57.3 million, and 49.99% of the fair value of PSMC of $41.0 million (112.9 million shares, or 49.99% of the outstanding Common Stock of PSMC).

We estimated the $114.7 million fair value of DPTT as of the acquisition date by applying an income approach as our valuation technique. Our income approach followed a discounted cash flow method, which applied our best estimates of future cash flows and an estimated terminal value discounted to present value at a rate of return taking into account the relative risk of the cash flows. To confirm the reasonableness of the value derived from the income approach, we also analyzed the values of comparable companies which are publicly traded. The acquisition date fair value of the property, plant and equipment of DPTT was $95.4 million, which was determined by utilizing the cost and, to a lesser extent, the market approach, based on an in-use premise of value. Inputs utilized by the Company to determine fair values of DPTT’s property, plant and equipment included a cost approach, which was adjusted for depreciation and condition for equipment, and adjusted for depreciation and local market conditions for real property. The noncontrolling interest of DPTT was calculated using the 49.99% of its total fair value of $114.7 million. The Company also used a market approach to corroborate the enterprise value of DPTT. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a fair value measurement categorized within Level 3 of the fair value hierarchy. Key assumptions include local and current construction replacement cost multipliers, amounts of ancillary replacement costs, physical deterioration, and economic and functional obsolescence to adjust the current replacement costs by, as well as the estimated economic lives of the assets.

Index
Identifiable intangible assets acquired were primarily customer relationships, which represent the fair value of relationships and agreements DPTT had in place at the date of the merger. The customer relationships had a fair value of $1.5 million at the acquisition date, determined by using the multi-period excess earnings method, and are amortized over a twelve year estimated useful life. The acquisition date fair value of the remainder of the identifiable assets acquired and liabilities assumed were equivalent to, or did not materially differ from, their carrying values

Acquisition costs related to the merger were $0.4 million for the three month period ended February 2, 2014 and are included in selling, general and administrative expense in the condensed consolidated statements of income.

NOTE 3 - CHANGES IN EQUITY

The following tables set forth the Company's consolidated changes in equity for the three months ended February 1, 2015 and February 2, 2014:

	Three Months Ended February 1, 2015
	Photronics, Inc. Shareholders
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- conrolling Interests	Total Equity

Balance at November 2, 2014	65,930	$659	$520,182	$85,435	$21,774	$111,444	$739,494

Net income	-	-	-	3,837	-	3,305	7,142
Other comprehensive loss	-	-	-	-	(16,179)	(3,863)	(20,042
Sale of common stock through employee stock option and purchase plans	166	2	526	-	-	-	528
Restricted stock awards vesting and expense	113	1	272	-	-	-	273
Share-based compensation expense	-	-	600	-	-	50	650

Balance at February 1, 2015	66,209	$662	$521,580	$89,272	$5,595	$110,936	$728,045

	Three Months Ended February 2, 2014
	Photronics, Inc. Shareholders
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- conrolling Interests	Total Equity

Balance at November 3, 2013	61,083	$611	$498,861	$59,439	$26,403	$2,517	$587,831

Net income	-	-	-	1,993	-	48	2,041
Other comprehensive loss	-	-	-	-	(8,412)	(80)	(8,492)
Sale of common stock through employee stock option and purchase plans	130	1	408	-	-	-	409
Restricted stock awards vesting and expense	112	1	208	-	-	-	209
Share-based compensation expense	-	-	896	-	-	-	896
Redemption of common stock by subsidiary	-	-	36	-	(11)	(1,715)	(1,690)

Balance at February 2, 2014	61,325	$613	$500,409	$61,432	$17,980	$770	$581,204

Index
NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	February 1, 2015	November 2, 2014

Land	$8,344	$8,598
Buildings and improvements	122,839	124,787
Machinery and equipment	1,353,457	1,367,691
Leasehold improvements	19,476	20,165
Furniture, fixtures and office equipment	12,784	12,086
Construction in progress	131,225	81,351

	1,648,125	1,614,678
Less accumulated depreciation and amortization	1,055,105	1,064,609

	$593,020	$550,069

Equipment under capital leases are included in above property, plant and equipment as follows:

	February 1, 2015	November 2, 2014

Machinery and equipment	$56,245	$56,245
Less accumulated amortization	11,836	10,430

	$44,409	$45,815

Depreciation and amortization expense for property, plant and equipment was $19.2 million and $16.0 million for the three month periods ended February 1, 2015 and February 2, 2014, respectively.

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

The Company has utilized MP Mask for both high-end IC photomask production and research and development purposes. MP Mask charges its variable interest holders based on their actual usage of its facility. MP Mask separately charges for any research and development activities it engages in at the requests of its owners. The Company recorded cost of sales of $1.3 million and $1.0 million during the three month periods ended February 1, 2015 and February 2, 2014, respectively, and research and development expenses of $0.2 million during the three month periods ended February 1, 2015 and February 2, 2014. As of February 1, 2015 and November 2, 2014, the Company owed MP Mask $4.1 million and $4.2 million, respectively, and had a receivable from Micron of $7.6 million and $6.8 million, respectively, both primarily related to the aforementioned supply agreements.

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

The Company's investment in the VIE, which represents its maximum exposure to loss, was $93.1 million at February 1, 2015 and November 2, 2014. This amount is reported in the Company's condensed consolidated balance sheets as "Investment in joint venture". The Company recorded no income or loss from its investment in the three month periods ended February 1, 2015 and February 2, 2014. Income or loss from the VIE is included in "Interest and other income (expense), net" in the condensed consolidated statements of income.

NOTE 6 - LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

	February 1, 2015	November 2, 2014

3.25% convertible senior notes due in April 2016	$57,500	$115,000

3.25% convertible senior notes due in April 2019	57,500	-

2.77% capital lease obligation payable through July 2018	19,211	20,481

3.09% capital lease obligation payable through March 2016	5,608	6,705

	139,819	142,186
Less current portion	10,457	10,381
	$129,362	$131,805

In January 2015 the Company privately exchanged $57.5 million in aggregate principal amount of its 3.25% convertible senior notes with a maturity date of April 1, 2016, for new 3.25% convertible senior notes with an aggregate principal amount of $57.5 million with a maturity date of April 1, 2019. The conversion rate of the new notes is the same as that of the exchanged notes, which were issued in March 2011 with a conversion rate of approximately 96 shares of common stock per $1,000 note principal, equivalent to a conversion price of $10.37 per share of common stock, and is subject to adjustment upon the occurrence of certain events, which are described in the indenture dated January 22, 2015.  Note holders may convert each $1,000 principal amount of notes at any time prior to the close of business on the second scheduled trading day immediately preceding April 1, 2019, and the Company is not required to redeem the notes prior to their maturity date. Interest on the notes accrues in arrears, and is paid semiannually through the notes’ maturity date.

The Company’s credit facility, which was last amended in August 2014, expires in December 2018, has a $50 million limit with an expansion capacity to $75 million, and is secured by substantially all of the Company’s assets located in the United States and common stock the Company owns in certain of its foreign subsidiaries. The credit facility is subject to a minimum interest coverage ratio, total leverage ratio and minimum unrestricted cash balance financial covenants, all of which the Company was in compliance with at February 1, 2015. The Company had no outstanding borrowings against the credit facility at February 1, 2015, and $50 million was available for borrowing. The interest rate on the credit facility (1.69% at February 1, 2015) is based on the Company’s total leverage ratio at LIBOR plus a spread, as defined in the credit facility.

In August 2013 a $26.4 million principal amount, five year capital lease commenced to fund the purchase of a high-end lithography tool. Payments under the capital lease, which bears interest at 2.77%, are $0.5 million per month through July 2018.  Under the terms of the lease agreement, the Company must maintain the equipment in good working order, and is subject to a cross default with cross acceleration provision related to certain nonfinancial covenants incorporated in its credit facility. As of February 1, 2015, the total amount payable through the end of the lease term was $20.2 million, of which $19.2 million represented principal and $1.0 million represented interest.

In April 2011 the Company entered into a five year, $21.2 million capital lease for manufacturing equipment. Payments under the lease, which bears interest at 3.09%, are $0.4 million per month through March 2016. The lease agreement provides that the Company must maintain the equipment in good working order, and includes a cross default with cross acceleration provision related to certain non-financial covenants incorporated in the Company's credit facility agreement. As of February 1, 2015, the total amount payable through the end of the lease term was $5.7 million, of which $5.6 million represented principal and $0.1 million represented interest.

Index
NOTE 7 - SHARE-BASED COMPENSATION

The Company has a share-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to, shares of the Company's common stock may be granted from shares authorized but unissued or shares previously issued and reacquired by the Company. The maximum number of shares of common stock approved by the Company’s shareholders to be issued under the Plan was increased from six million to nine million shares during fiscal 2014. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. The Company incurred total share-based compensation expenses of $0.9 million and $1.1 million for the three month periods ended February 1, 2015 and February 2, 2014, respectively. No share-based compensation cost was capitalized as part of an asset and no related income tax benefits were recorded during the fiscal years presented.

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

The weighted-average inputs and risk-free rate of return ranges used to calculate the grant date fair value of options issued during the three month periods ended February 1, 2015 and February 2, 2014, are presented in the following table.

	Three Months Ended
	February 1, 2015	February 2, 2014

Volatility	55.1%	61.1%

Risk free rate of return	1.6%	1.4%

Dividend yield	0.0%	0.0%

Expected term	4.7 years	4.6 years

Information on outstanding and exercisable option awards as of February 1, 2015, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at February 1, 2015	3,821,006	$7.14	6.3 years	$8,298

Exercisable at February 1, 2015	2,527,303	$6.90	5.2 years	$7,053

Index
There were 302,000 share options granted during the three month period ended February 1, 2015, with a weighted-average grant date fair value of $3.88 per share, and there were 612,500 share options granted during the three month period ended February 2, 2014, with a weighted-average grant date fair value of $4.45 per share. As of February 1, 2015, the total unrecognized compensation cost related to unvested option awards was approximately $4.4 million. That cost is expected to be recognized over a weighted-average amortization period of 2.5 years.

Restricted Stock

The Company periodically grants restricted stock awards. The restrictions on these awards typically lapse over a service period of one to four years. There were 111,334 restricted stock awards issued during the three month period ended February 1, 2015, with a weighted-average grant date fair value of $8.23 per share, and there were 111,667 restricted stock awards issued during the three month period ended February 2, 2014, with a weighted-average grant date fair value of $8.86 per share. As of February 1, 2015, the total compensation cost not yet recognized related to unvested restricted stock awards was approximately $1.5 million. That cost is expected to be recognized over a weighted-average amortization period of 2.2 years. As of February 1, 2015, there were 234,026 shares of restricted stock outstanding.

NOTE 8 - INCOME TAXES

The effective tax rate differs from the U.S. statutory rate of 35% in the three month periods ended February 1, 2015 and February 2, 2014, primarily due to earnings being taxed at lower statutory rates in foreign jurisdictions, combined with the benefit of various investment credits in a foreign jurisdiction. Valuation allowances in jurisdictions with historic losses eliminate the effective rate impact of these jurisdictions.

Unrecognized tax benefits related to uncertain tax positions were $5.2 million at February 1, 2015 and $5.1 million at November 2, 2014, of which $5.1 million and $5.0 million, respectively, would favorably impact the Company's effective tax rate if recognized. Accrued interest and penalties related to unrecognized tax benefits was $0.1 million at February 1, 2015 and November 2, 2014. As of February 1, 2015, the total amount of unrecognized tax benefits is not expected to significantly increase or decrease in the next twelve months.

PKLT, the Company's FPD manufacturing facility in Taiwan, has been accorded a tax holiday, which started in 2012 and expires in 2017. The PKLT tax holiday had no dollar or per share effect in the three month periods ended February 1, 2015 and February 2, 2014.  PDMC, as a result of the DPTT Acquisition, acquired an IC manufacturing facility in Taiwan that has been accorded a tax holiday which commenced in 2015 and expires in 2019. The Company realized a $0.1 million tax benefit from this tax holiday during the three month period ended February 1, 2015. The tax holiday had no per share effect in the three month periods ended February 1, 2015 and February 2, 2014.

NOTE 9 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented below.

	Three Months Ended
	February 1, 2015	February 2, 2014

Net income attributable to Photronics, Inc. shareholders	$3,837	$1,993

Effect of dilutive securities	-	-

Earnings for diluted earnings per share	$3,837	$1,993

Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	66,066	61,200
Effect of dilutive securities:
Share-based payment awards	954	936

Potentially dilutive common shares	954	936

Weighted-average common shares used for diluted earnings per share	67,020	62,136

Basic earnings per share	$0.06	$0.03
Diluted earnings per share	$0.06	$0.03

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

	Three Months Ended
	February 1, 2015	February 2, 2014

Convertible notes	11,085	15,423
Share-based payment awards	1,587	2,158

Total potentially dilutive shares excluded	12,672	17,581

In the second quarter of fiscal year 2015, the Company awarded approximately 0.3 million share-based payment awards to its employees.

NOTE 10 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following tables set forth the changes in the Company's accumulated other comprehensive income by component (net of tax of $0) for the three month periods ended February 1, 2015 and February 2, 2014:

	Three Months Ended February 1, 2015
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at November 2, 2014	$22,651	$(434)	$(443)	$21,774
Other comprehensive income (loss) before reclassifications	(20,106)	-	32	(20,074)
Amounts reclassified from other comprehensive income	-	32	-	32

Net current period other comprehensive income (loss)	(20,106)	32	32	(20,042)
Less: other comprehensive (income) loss attributable to noncontrolling interests	3,879	-	(16)	3,863

Balance at February 1, 2015	$6,424	$(402)	$(427)	$5,595

Index
	Three Months Ended February 2, 2014
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at November 3, 2013	$27,797	$(562)	$(832)	$26,403
Other comprehensive income (loss) before reclassifications	(8,551)	-	27	(8,524)
Amounts reclassified from other comprehensive income	-	32	-	32

Net current period other comprehensive income (loss)	(8,551)	32	27	(8,492)
Less: other comprehensive loss attributable to noncontrolling interests	80	-	-	80
Redemption of common stock of subsidiary	-	-	(11)	(11)

Balance at February 2, 2014	$19,326	$(530)	$(816)	$17,980

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

The Company did not have any assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at February 1, 2015 or November 2, 2014.

Fair Value of Other Financial Instruments

The fair values of the Company's cash and cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying value due to their short-term maturities. The fair value of the Company's convertible senior notes is a Level 2 measurement that is determined using recent bid prices. The table below presents the fair and carrying values of the Company's convertible senior notes at February 1, 2015 and November 2, 2014.

	February 1, 2015		November 2, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value

3.25% convertible senior notes due 2016	$59,978	$57,500	$122,544	$115,000
3.25% convertible senior notes due 2019	$60,479	$57,500	$-	$-

Index
NOTE 12 - SUBSIDIARY SHARE REPURCHASE

In January 2014 the Company increased its ownership percentage in PSMC (in 2014 PSMC’s name was changed to PDMC, see Note 2) from 98.63% to 100% at a cost of $1.7 million for the then remaining 3.0 million shares that were not owned by the Company.

The table below presents the effect of the change in the Company's ownership interest in PDMC on the Company's equity for the three month period ended February 2, 2014.

Three Months Ended
February 2, 2014

Net income attributable to Photronics, Inc. shareholders	$1,993

Increase in Photronics, Inc.'s additional paid-in capital	36

Decrease in Photronics, Inc. shareholders’ accumulated other comprehensive income	(11)

Change from net income attributable to Photronics, Inc. shareholders and transfer from noncontrolling interest	$2,018

NOTE 13 - COMMITMENTS AND CONTINGENCIES

As of February 1, 2015, the Company had commitments outstanding for capital equipment expenditures of approximately $16 million.

The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material effect on its condensed consolidated financial statements.

NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014 the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09 – Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of this ASU is that revenue should be recognized for the amount of consideration expected to be received for promised goods or services transferred to customers. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, and assets recognized for costs incurred to obtain or fulfill a contract. This ASU will be effective for the Company in its first quarter of fiscal 2018. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. The Company is evaluating the transition method that will be elected and the potential effects of the adoption of this ASU on its financial statements.

Index
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management's discussion and analysis ("MD&A") of the Company's financial condition, results of operations and outlook should be read in conjunction with its condensed consolidated financial statements and related notes. Various segments of this MD&A contain forward-looking statements, all of which are presented based on current expectations and may be adversely affected by uncertainties and risk factors (presented throughout this filing and in the Company's Annual Report on Form 10-K for the fiscal 2014 year), that may cause actual results to materially differ from these expectations.

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

Index
Material Changes in Results of Operations
Three Months ended February 1, 2015 and February 2, 2014

The following table represents selected operating information expressed as a percentage of net sales.

	Three Months Ended
	February 1, 2015	February 2, 2014

Net sales	100.0%	100.0%
Cost of sales	(77.2)	(77.5)

Gross margin	22.8	22.5
Selling, general and administrative expenses	(9.6)	(12.1)
Research and development expenses	(3.8)	(4.9)

Operating income	9.4	5.5
Other income (expense), net	(1.1)	(0.8)

Income before income tax provision	8.3	4.7
Income tax provision	(2.5)	(2.7)

Net income	5.8	2.0
Net income attributable to noncontrolling interests	(2.7)	-

Net income attributable to Photronics, Inc. shareholders	3.1%	2.0%

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three months ended February 1, 2015 (Q1-15) and February 2, 2014 (Q1-14) in millions of dollars.

Net Sales

	Three Months Ended
	Q1-15	Q1-14	Percent Change

IC	$101.5	$76.2	33.1%
FPD	22.0	25.3	(13.0)%

Total net sales	$123.5	$101.5	21.6%

Net sales for Q1-15 increased 21.6% to $123.5 million as compared to $101.5 million for Q1-14. The increase was primarily the result of increased high-end IC sales in Taiwan, which was partially offset by lower mainstream FPD sales. Revenues attributable to high-end products increased by $19.5 million to $51.7 million in Q1-15 as compared to $32.2 million in Q1-14. High-end photomask applications, which typically have higher ASPs, include mask sets for 45 nanometer and below for IC products, and G8 and above and active matrix organic light-emitting diode (AMOLED) display screen technologies for FPD products. By geographic area, net sales in Q1-15 as compared to Q1-14 increased (decreased) by $22.6 million or 77.5 % to $51.8 million in Taiwan,  $(1.2) million or 3.3 % to $35.6 million in Korea, $1.9 million or 7.4% to $27.0 million in the United States and $(1.3) million or 13.6% to $8.5 million in Europe.

Index
Gross Margin

	Three Months Ended
	Q1-15	Q1-14	Percent Change
Gross margin	$28.2	$22.9	23.2%
Percentage of net sales	22.8%	22.5%

Gross margin percentage increased to 22.8% in Q1-15 as compared to 22.5% in Q1-14. This increase was primarily due to the favorable impact of increased high-end revenue. The Company operates in a high fixed cost environment and, to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.

Selling, General and Administrative Expenses

	Three Months Ended
	Q1-15	Q1-14	Percent Change
S,G&A expenses	$11.9	$12.3	(2.7)%
Percentage of net sales	9.6%	12.1%

Selling, general and administrative expenses decreased $0.4 million to $11.9 million in Q1-15 as compared to $12.3 million in Q1-14. This decrease was primarily due to transaction expenses incurred in Q1-14 related to the acquisition of DPTT.

Research and Development

	Three Months Ended
	Q1-15	Q1-14	Percent Change

R&D expenses	$4.7	$5.0	(5.9)%
Percentage of net sales	3.8%	4.9%

Research and development expenses consist primarily of global development efforts related to high-end process technologies for advanced sub-wavelength reticle solutions for IC technologies. Research and development expenses decreased $0.3 million in Q1-15, as compared to Q1-14, primarily due to decreased activities at advanced nanometer technology nodes for IC photomasks.

Other Income (Expense), net

	Three Months Ended
	Q1-15	Q1-14

Interest expense	$(1.4)	$(2.0)
Interest and other income (expense), net	0.1	1.1

Other income (expense), net	$(1.3)	$(0.9)

Interest expense decreased in Q1-15 as compared to Q1-14, due to less outstanding debt as a result of the conversion of $22.1 million of 5.50% convertible senior notes to the Company’s common stock in Q4-14. Interest and other income (expense), net decreased in Q1-15 as compared to Q1-14 primarily as a result of financing expenses related to the Company’s exchange of convertible debt in Q1-15.

Index
Provision for Income Taxes

	Three Months Ended
	Q1-15	Q1-14

Income tax provision	$3.1	$2.7

Effective income tax rate	30.5%	57.1%

The Company’s effective income tax rate is sensitive to the jurisdictional mix of earnings, due in part to the non-recognition of tax benefits on losses in jurisdictions with valuation allowances. The effective income tax rate decreased in Q1-15, as compared with Q1-14, which was primarily attributable to a lower percentage of income before income taxes generated in jurisdictions where the Company incurs losses without the recognition of tax benefits due to valuation allowances.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $3.3 million in Q1-15 as compared to a minor amount in Q1-14, primarily as a result of changes in the ownership structure of the Company’s IC manufacturing facility located in Taiwan. During the three month period ended May 4, 2014, the Company exchanged a 49.99% noncontrolling interest in this subsidiary in return for the net assets of an acquiree. See Notes 2 and 12 of the condensed consolidated financial statements for further information.

Liquidity and Capital Resources

The Company's working capital was $143.6 million at February 1, 2015, and $197.4 million at November 2, 2014. The decrease in working capital was primarily related to planned capital equipment purchases. Cash and cash equivalents were $168.6 million at February 1, 2015 and $192.9 million at November 2, 2014. Net cash provided by operating activities was $22.3 million for the three months ended February 1, 2015, as compared to $14.2 million for the three month period ended February 2, 2014, the increase primarily due to increased net income and larger increases in accounts payable and other current liabilities, which were partially offset by increased accounts receivable related to increased revenue. Net cash used in investing activities for the three months ended February 1, 2015, was $40.3 million, which was comprised primarily of capital expenditure payments. Net cash used in financing activities of $1.6 million for the three months ended February 1, 2015, was primarily comprised of repayments of long-term borrowings. The Company may use its cash available on hand for operations, capital expenditures, debt repayments, strategic opportunities, stock repurchases or other corporate uses, any of which may be material.

As of February 1, 2015 and November 2, 2014, the Company’s total cash and cash equivalents include $89.9 million and $105.9 million, respectively, held by its foreign subsidiaries. A repatriation of these funds to the U.S., in certain jurisdictions, may be subject to U.S. federal income taxes and local country withholding tax. The majority of earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested. The Company’s foreign subsidiaries continue to grow through the reinvestment of earnings in additional manufacturing capacity and capability, particularly in the high-end IC and FPD areas.

In January 2015 the Company privately exchanged $57.5 million in aggregate principal amount of its 3.25% convertible senior notes with a maturity date of April 1, 2016, for new 3.25% convertible senior notes with an aggregate principal amount of $57.5 million with a maturity date of April 1, 2019. The conversion rate of the new notes is the same as that of the exchanged notes, which were issued in March 2011 with a conversion rate of approximately 96 shares of common stock per $1,000 note principal, equivalent to a conversion price of $10.37 per share of common stock, and is subject to adjustment upon the occurrence of certain events, which are described in the indenture dated January 22, 2015. Note holders may convert each $1,000 principal amount of notes at any time prior to the close of business on the second scheduled trading day immediately preceding April 1, 2019, and the Company is not required to redeem the notes prior to their maturity date. Interest on the notes accrues in arrears, and is paid semiannually through the notes’ maturity date.

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

Index
The Company’s credit facility, which was last amended in August 2014, expires in December 2018, has a $50 million limit with an expansion capacity to $75 million, and is secured by substantially all of the Company’s assets located in the United States and common stock the Company owns in certain of its foreign subsidiaries. The credit facility is subject to a minimum interest coverage ratio, total leverage ratio and minimum unrestricted cash balance financial covenants, all of which the Company was in compliance with at February 1, 2015. The Company had no outstanding borrowings against the credit facility at February 1, 2015, and $50 million was available for borrowing. The interest rate on the credit facility (1.69% at February 1, 2015) is based on the Company’s total leverage ratio at LIBOR plus a spread, as defined in the credit facility.

In January 2014 the Company acquired all of the 3.0 million shares of PSMC that were then held by noncontrolling interests at a cost of $1.7 million.

As of February 1, 2015, the Company had capital equipment commitments outstanding of approximately $16 million. The Company believes that its currently available resources, together with its capacity for growth, and its access to equity and other financing sources, will be sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the next twelve months. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations, existing cash, and cash available under its credit facility.

The Company's liquidity is highly dependent on its sales volume, cash conversion cycle, and the timing of its capital expenditures (which can vary significantly from period to period), as it operates in a high fixed cost environment. Depending on conditions in the semiconductor and FPD markets, the Company's cash flows from operations and current holdings of cash may not be adequate to meet its current and long-term needs for capital expenditures, operations and debt repayments. However, the Company believes its cash on hand, cash generated from its operations and cash committed under its credit facility will allow it to fund its operations through at least the next twelve months. Historically, in certain years, the Company has used external financing to fund these needs. Due to conditions in the credit markets, some financing instruments used by the Company in the past may not be currently available to it. The Company continues to evaluate further cost reduction initiatives. However, the Company cannot assure that additional sources of financing would be available to it on commercially favorable terms, should its cash requirements exceed cash available from operations, existing cash, and cash available under its credit facility.

Off-Balance Sheet Arrangements

Under the MP Mask joint venture operating agreement, in order to maintain its 49.99% ownership interest, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount specified in the operating agreement. Cumulatively through February 1, 2015, the Company has contributed $32.5 million to the joint venture, and has received distributions from the joint venture totaling $10.0 million.

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

Index
Effect of Recent Accounting Pronouncements

In May 2014 the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09 – Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of this ASU is that revenue should be recognized for the amount of consideration expected to be received for promised goods or services transferred to customers. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, and assets recognized for costs incurred to obtain or fulfill a contract. This ASU will be effective for the Company in its first quarter of fiscal 2018. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. The Company is evaluating the transition method that will be elected and the potential effects of the adoption of this ASU on its financial statements.

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

The Company's primary net foreign currency exposures as of February 1, 2015, included the Korean won, the Japanese yen, the New Taiwan dollar, the Singapore dollar, the British pound, and the euro. As of February 1, 2015, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $3.1 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations, or cash flows.

Interest Rate Risk

At February 1, 2015, the Company did not have any variable rate borrowings. A 10% change in interest rates would not have had a material effect on the Company’s consolidated financial position, results of operations, or cash flows in the three month period ended February 1, 2015.

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

Index
Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the Company's first quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1A.	RISK FACTORS

There have been no material changes to risks relating to the Company's business as disclosed in Part 1, Item 1A of the Company's Form 10-K for the year ended November 2, 2014.

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

Date:  March 5, 2015