Form 10-Q
period 2015-05-03
PHOTRONICS INC
filed 2015-06-04
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2015
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 29, 2015
Common Stock, $0.01 par value	66,668,408 Shares

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of Photronics, Inc. ("Photronics" or "the Company" or “we”). These statements are based on management's beliefs, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be identified by words like "expect," "anticipate," "believe," "plan," "projects," “could,” “estimate,” “intend,” “may,” “will” and similar expressions, or the negative of such terms, or other comparable terminology. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this quarterly report on Form 10-Q or in other documents filed with the Securities and Exchange Commission, in press releases or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls regarding, among other things, the consummation and benefits of joint venture transactions, divestitures and acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. Various factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements expressed or implied by forward-looking statements. Factors that might affect forward-looking statements include, but are not limited to, overall economic and business conditions; adverse changes in legal or regulatory requirements; economic and political conditions in international markets; the demand for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate and other capital market conditions, including changes in the market price of the Company's securities; foreign currency exchange rate fluctuations; changes in technology; the timing, impact, and other uncertainties relating to transactions and acquisitions, divestitures and joint ventures as well as decisions the Company may make in the future regarding the Company’s business, capital and organizational structure and other matters; the seasonal and cyclical nature of the semiconductor and flat panel display industries; management changes; damage or destruction to the Company's facilities, or the facilities of its customers or suppliers, by natural disasters, labor strikes, political unrest, or terrorist activity; the ability of the Company to (i) place new equipment in service on a timely basis; (ii) obtain additional financing; (iii) achieve anticipated synergies and cost savings; (iv) fully utilize its tools; (v) achieve desired yields, pricing, product mix, and market acceptance of its products and (vi) obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company's expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements, except as otherwise required by securities and other applicable laws.

PHOTRONICS, INC.
AND SUBSIDIARIES

Index
PART I.	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	May 3, 2015	November 2, 2014

ASSETS

Current assets:
Cash and cash equivalents	$176,050	$192,929
Accounts receivable, net of allowance of $3,419 in 2015 and $3,078 in 2014	97,634	94,515
Inventories	23,233	22,478
Other current assets	24,705	26,570

Total current assets	321,622	336,492

Property, plant and equipment, net	602,982	550,069
Investment in joint venture	93,059	93,122
Intangible assets, net	27,883	30,294
Deferred income taxes	11,520	11,036
Other assets	6,128	8,170

Total assets	$1,063,194	$1,029,183

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term borrowings	$17,651	$10,381
Accounts payable	119,624	86,495
Accrued liabilities	32,971	42,241

Total current liabilities	170,246	139,117

Long-term borrowings	119,784	131,805
Other liabilities	19,181	18,767

Total liabilities	309,211	289,689

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 66,298 shares issued and outstanding at May 3, 2015 and 65,930 shares issued and outstanding at November 2, 2014	663	659
Additional paid-in capital	522,873	520,182
Retained earnings	99,332	85,435
Accumulated other comprehensive income	14,838	21,774

Total Photronics, Inc. shareholders' equity	637,706	628,050
Noncontrolling interests	116,277	111,444

Total equity	753,983	739,494

Total liabilities and equity	$1,063,194	$1,029,183

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 3, 2015	May 4, 2014	May 3, 2015	May 4, 2014

Net sales	$127,309	$104,882	$250,814	$206,424

Costs and expenses:

Cost of sales	(94,214)	(82,692)	(189,535)	(161,352)

Selling, general and administrative	(12,421)	(13,419)	(24,365)	(25,697)

Research and development	(5,809)	(5,939)	(10,490)	(10,913)

Operating income	14,865	2,832	26,424	8,462

Other income (expense):
Gain on acquisition	-	16,372	-	16,372
Interest expense	(1,233)	(1,816)	(2,603)	(3,800)
Interest and other income (expense), net	(224)	594	(137)	1,705

Income before income tax provision	13,408	17,982	23,684	22,739

Income tax provision	(1,252)	(2,032)	(4,386)	(4,747)

Net income	12,156	15,950	19,298	17,992

Net income attributable to noncontrolling interests	(2,096)	(410)	(5,401)	(459)

Net income attributable to Photronics, Inc. shareholders	$10,060	$15,540	$13,897	$17,533

Earnings per share:

Basic	$0.15	$0.25	$0.21	$0.29

Diluted	$0.14	$0.22	$0.21	$0.27

Weighted-average number of common shares outstanding:

Basic	66,230	61,372	66,148	61,286

Diluted	78,228	77,705	72,624	77,632

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	May 3, 2015	May 4, 2014	May 3, 2015	May 4, 2014

Net income	$12,156	$15,950	$19,298	$17,992

Other comprehensive income (loss), net of tax of $0:

Foreign currency translation adjustments	12,507	11,630	(7,568)	3,106

Amortization of cash flow hedge	32	32	64	64

Total other comprehensive income (loss)	12,539	11,662	(7,504)	3,170

Comprehensive income	24,695	27,612	11,794	21,162

Less: comprehensive income attributable to noncontrolling interests	5,392	443	4,833	411

Comprehensive income attributable to Photronics, Inc. shareholders	$19,303	$27,169	$6,961	$20,751

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	May 3, 2015	May 4, 2014

Cash flows from operating activities:
Net income	$19,298	$17,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,318	36,782
Gain on acquisition	-	(16,372)
Changes in assets and liabilities:
Accounts receivable	(4,244)	3,552
Inventories	(985)	(1,676)
Other current assets	7	3,144
Accounts payable, accrued liabilities and other	3,513	(3,523)

Net cash provided by operating activities	57,907	39,899

Cash flows from investing activities:
Purchases of property, plant and equipment	(67,935)	(42,385)
Cash from acquisition	-	4,508
Other	(218)	(910)

Net cash used in investing activities	(68,153)	(38,787)

Cash flows from financing activities:
Repayments of long-term borrowings	(4,751)	(25,100)
Payments of deferred financing fees	-	(309)
Proceeds from share-based arrangements	1,195	888
Other	(76)	(543)

Net cash used in financing activities	(3,632)	(25,064)

Effect of exchange rate changes on cash and cash equivalents	(3,001)	165

Net decrease in cash and cash equivalents	(16,879)	(23,787)
Cash and cash equivalents at beginning of period	192,929	215,615

Cash and cash equivalents at end of period	$176,050	$191,828

Supplemental disclosure of noncash information:

Accrual for property, plant and equipment purchased during the period	$49,082	$15,118
Noncash net assets from acquisition	-	110,211

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months and Six Months Ended May 3, 2015 and May 4, 2014
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation have been included. The Company is typically impacted during its first fiscal quarter by the North American and European holiday periods, as some customers reduce their effective workdays and orders during these periods. Additionally, the Company can be impacted during its first or second quarter by the Asian New Year holiday period, which may also reduce customer orders. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending November 1, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 2, 2014.

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

Index
The following table summarizes the fair values of assets acquired and liabilities assumed of DPTT, the fair value of the noncontrolling interests and consideration for DPTT at the acquisition date.

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

Index
Identifiable intangible assets acquired were primarily customer relationships, which represent the fair value of relationships and agreements DPTT had in place at the date of the merger. The customer relationships had a fair value of $1.5 million at the acquisition date, determined by using the multi-period excess earnings method, and are amortized over a twelve year estimated useful life. The acquisition date fair value of the remainder of the identifiable assets acquired and liabilities assumed were equivalent to, or did not materially differ from, their carrying values

Acquisition costs related to the merger were $2.0 million and $2.5 million for the three and six month periods ended May 4, 2014, respectively, and are included in selling, general and administrative expense in the condensed consolidated statements of income.

NOTE 3 - CHANGES IN EQUITY

The following tables set forth the Company's consolidated changes in equity for the three and six month periods ended May 3, 2015 and May 4, 2014:

	Three Months Ended May 3, 2015
	Photronics, Inc. Shareholders
					Accumulated
	Common Stock		Additional		Other	Non-
			Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

Balance at February 1, 2015	66,209	$662	$521,580	$89,272	$5,595	$110,936	$728,045

Net income	-	-	-	10,060	-	2,096	12,156
Other comprehensive income	-	-	-	-	9,243	3,296	12,539
Sale of common stock through employee stock option and purchase plans	73	1	331	-	-	-	332
Restricted stock awards vesting and expense	16	-	260	-	-	-	260
Share-based compensation expense	-	-	702	-	-	(51)	651

Balance at May 3, 2015	66,298	$663	$522,873	$99,332	$14,838	$116,277	$753,983

	Three Months Ended May 4, 2014
	Photronics, Inc. Shareholders
					Accumulated
	Common Stock		Additional		Other	Non-
			Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

Balance at February 2, 2014	61,325	$613	$500,409	$61,432	$17,980	$770	$581,204

Net income	-	-	-	15,540	-	410	15,950
Other comprehensive income	-	-	-	-	11,628	34	11,662
Sale of common stock through employee stock option and purchase plans	66	1	282	-	-	-	283
Restricted stock awards vesting and expense	17	-	356	-	-	-	356
Share-based compensation expense	-	-	687	-	-	-	687
Acquisition of DPTT	-	-	(6,291)	-	412	105,404	99,525
Redemption of common stock by subsidiary	-	-	73	-	(1)	-	72

Balance at May 4, 2014	61,408	$614	$495,516	$76,972	$30,019	$106,618	$709,739

Index
	Six Months Ended May 3, 2015
	Photronics, Inc. Shareholders
					Accumulated
	Common Stock		Additional		Other	Non-
			Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

Balance at November 2, 2014	65,930	$659	$520,182	$85,435	$21,774	$111,444	$739,494

Net income	-	-	-	13,897	-	5,401	19,298
Other comprehensive loss	-	-	-	-	(6,936)	(568)	(7,504)
Sale of common stock through employee stock option and purchase plans	239	3	856	-	-	-	859
Restricted stock awards vesting and expense	129	1	533	-	-	-	534
Share-based compensation expense	-	-	1,302	-	-	-	1,302

Balance at May 3, 2015	66,298	$663	$522,873	$99,332	$14,838	$116,277	$753,983

	Six Months Ended May 4, 2014
	Photronics, Inc. Shareholders
					Accumulated
	Common Stock		Additional		Other	Non-
			Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

Balance at November 3, 2013	61,083	$611	$498,861	$59,439	$26,403	$2,517	$587,831

Net income	-	-	-	17,533	-	459	17,992
Other comprehensive income (loss)	-	-	-	-	3,217	(47)	3,170
Sale of common stock through employee stock option and purchase plans	196	2	690	-	-	-	692
Restricted stock awards vesting and expense	129	1	564	-	-	-	565
Share-based compensation expense	-	-	1,583	-	-	-	1,583
Acquisition of DPTT	-	-	(6,291)	-	412	105,404	99,525
Redemption of common stock by subsidiary	-	-	109	-	(13)	(1,715)	(1,619)

Balance at May 4, 2014	61,408	$614	$495,516	$76,972	$30,019	$106,618	$709,739

Index
NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	May 3, 2015	November 2, 2014

Land	$8,391	$8,598
Buildings and improvements	124,083	124,787
Machinery and equipment	1,470,368	1,367,691
Leasehold improvements	20,026	20,165
Furniture, fixtures and office equipment	12,926	12,086
Construction in progress	52,888	81,351

	1,688,682	1,614,678
Less accumulated depreciation and amortization	1,085,700	1,064,609

	$602,982	$550,069

Equipment under capital leases are included in above property, plant and equipment as follows:

	May 3, 2015	November 2, 2014

Machinery and equipment	$56,245	$56,245
Less accumulated amortization	13,242	10,430

	$43,003	$45,815

Depreciation and amortization expense for property, plant and equipment was $17.8 million and $37.0 million for the three and six month periods ended May 3, 2015, respectively, and $17.1 million and $33.1 million for the three and six month periods ended May 4, 2014, respectively.

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

The Company has utilized MP Mask for both high-end IC photomask production and research and development purposes. MP Mask charges its variable interest holders based on their actual usage of its facility. MP Mask separately charges for any research and development activities it engages in at the requests of its owners. The Company recorded cost of sales of $2.2 million and $3.4 million and research and development expenses of $0.2 million and $0.5 million during the three and six month periods ended May 3, 2015. Cost of sales of $0.9 million and $1.9 million and research and development expenses of $0.2 million and $0.5 million were recorded during the three and six month periods ended May 4, 2014. As of May 3, 2015 and November 2, 2014, the Company owed MP Mask $5.1 million and $4.2 million, respectively, and had a receivable from Micron of $9.4 million and $6.8 million, respectively, both primarily related to the aforementioned supply agreements.

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

The Company's investment in the VIE, which represents its maximum exposure to loss, was $93.1 million at May 3, 2015 and November 2, 2014. These amounts are reported in the Company's condensed consolidated balance sheets as "Investment in joint venture." The Company recorded a loss from its investment in the VIE of $0.1 million in the three and six month periods ended May 3, 2015. The Company did not record any income or loss from its investment in the VIE in the three and six month periods ended May 4, 2014.

On March 24, 2015 the Company announced that the MP Mask joint venture would not be renewed after May 5, 2016. The MP Mask operating agreement provides that Micron will make a payment to the Company to purchase the Company’s equity interest in MP Mask based on the Company’s ownership percentage of the net book value of MP Mask at that time, which was approximately $93 million as of March 5, 2015. The Company does not expect that it will incur a significant gain or loss on this transaction. Concurrently, the Company announced that it entered into supply and technology license agreements with Micron. This supply agreement, which commences on May 6, 2016 with a one-year term subject to mutually agreeable renewals, provides that the Company will be the majority outsource supplier of Micron’s photomasks and related services. This technology license agreement commenced in March 2015 and continues through the earlier of one year from the termination of the initial technology license agreement on May 5, 2016 or when Micron certifies that it has transferred certain defined technology to the Company. The Company forevermore has the rights to use the technology obtained under these technology license agreements.

NOTE 6 - LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

	May 3, 2015	November 2, 2014

3.25% convertible senior notes due in April 2016	$57,500	$115,000

3.25% convertible senior notes due in April 2019	57,500	-

2.77% capital lease obligation payable through July 2018	17,931	20,481

3.09% capital lease obligation payable through March 2016	4,504	6,705

	137,435	142,186
Less current portion	17,651	10,381

	$119,784	$131,805

The Company’s credit facility, which expires in December 2018, has a $50 million limit with an expansion capacity to $75 million, and is secured by substantially all of the Company’s assets located in the United States and common stock the Company owns in certain of its foreign subsidiaries. The credit facility is subject to a minimum interest coverage ratio, total leverage ratio and minimum unrestricted cash balance financial covenants, all of which the Company was in compliance with at May 3, 2015. The Company had no outstanding borrowings against the credit facility at May 3, 2015, and $50 million was available for borrowing. The interest rate on the credit facility (1.69% at May 3, 2015) is based on the Company’s total leverage ratio at LIBOR plus a spread, as defined in the credit facility.

In January 2015 the Company privately exchanged $57.5 million in aggregate principal amount of its 3.25% convertible senior notes with a maturity date of April 1, 2016, for new 3.25% convertible senior notes with an aggregate principal amount of $57.5 million with a maturity date of April 1, 2019. The conversion rate of the new notes is the same as that of the exchanged notes, which were issued in March 2011 with a conversion rate of approximately 96 shares of common stock per $1,000 note principal, equivalent to a conversion price of $10.37 per share of common stock, and is subject to adjustment upon the occurrence of certain events, which are described in the indenture dated January 22, 2015. Note holders may convert each $1,000 principal amount of notes at any time prior to the close of business on the second scheduled trading day immediately preceding April 1, 2019, and the Company is not required to redeem the notes prior to their maturity date. Interest on the notes accrues in arrears, and is paid semiannually through the notes’ maturity date. The Company intends to repay $50 million of its outstanding 3.25% convertible senior notes due in April 2016 with borrowings against its credit facility, and therefore, has classified $50 million of these notes that were outstanding as of May 3, 2015 as long term.

Index
In August 2013 a $26.4 million principal amount, five year capital lease commenced to fund the purchase of a high-end lithography tool. Payments under the capital lease, which bears interest at 2.77%, are $0.5 million per month through July 2018.  Under the terms of the lease agreement, the Company must maintain the equipment in good working order, and is subject to a cross default with cross acceleration provision related to certain nonfinancial covenants incorporated in its credit facility. As of May 3, 2015, the total amount payable through the end of the lease term was $18.8 million, of which $17.9 million represented principal and $0.9 million represented interest.

In April 2011 the Company entered into a five year, $21.2 million capital lease for manufacturing equipment. Payments under the lease, which bears interest at 3.09%, are $0.4 million per month through March 2016. The lease agreement provides that the Company must maintain the equipment in good working order, and includes a cross default with cross acceleration provision related to certain non-financial covenants incorporated in the Company's credit facility agreement. As of May 3, 2015, the total amount payable through the end of the lease term was $4.6 million, of which $4.5 million represented principal and $0.1 million represented interest.

NOTE 7 - SHARE-BASED COMPENSATION

The Company has a share-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to, shares of the Company's common stock may be granted from shares authorized but unissued or shares previously issued and reacquired by the Company. The maximum number of shares of common stock approved by the Company’s shareholders to be issued under the Plan was increased from six million shares to nine million shares during fiscal year 2014. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. Total share-based compensation costs for the three and six month periods ended May 3, 2015, were $0.9 million and $1.8 million, respectively, and $1.0 million and $2.1 million for the three and six month periods ended May 4, 2014, respectively. The Company received cash from option exercises of $0.3 million and $1.0 million for the three and six month periods ended May 3, 2015, respectively, and $0.3 million and $0.7 million for the three and six month periods ended May 4, 2014, respectively. No share-based compensation cost was capitalized as part of an asset and no related income tax benefits were recorded during the periods presented.

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

The weighted-average inputs and risk-free rate of return ranges used to calculate the grant date fair value of options issued during the three and six month periods ended May 3, 2015 and May 4, 2014, are presented in the following table.

	Three Months Ended		Six Months Ended
	May 3, 2015	May 4, 2014	May 3, 2015	May 4, 2014

Expected volatility	54.9%	N/A	55.0%	61.1%

Risk free rate of return	1.3%	N/A	1.3-1.6%	1.4%

Dividend yield	N/A	N/A	N/A	N/A

Expected term	4.7 years	N/A	4.7 years	4.6 years

Index
Information on outstanding and exercisable option awards as of May 3, 2015, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at May 3, 2015	4,012,981	$7.18	6.4 years	$9,496

Exercisable at May 3, 2015	2,500,681	$6.82	5.1 years	$7,856

There were 302,800 share options granted during the three month period ended May 3, 2015, with a weighted-average grant date fair value of $3.84 per share, and there were no share options granted during the three month period ended May 4, 2014. There were 604,800 share options granted during the six month period ended May 3, 2015, with a weighted-average grant date fair value of $3.86 per share and 612,500 share options granted during the six month period ended May 4, 2014, with a weighted-average grant date fair value of $4.45 per share. As of May 3, 2015, the total unrecognized compensation cost related to unvested option awards was approximately $4.9 million. That cost is expected to be recognized over a weighted-average amortization period of 2.5 years.

Restricted Stock

The Company periodically grants restricted stock awards. The restrictions on these awards lapse over a service period that has ranged from less-than-one to four years. No restricted stock awards were granted during the three month period ended May 3, 2015, and 111,334 restricted stock awards were issued during the six month period ended May 3, 2015, with a weighted-average grant date fair value of $8.23 per share. No restricted stock awards were granted during the three month period ended May 4, 2014, and 111,667 restricted stock awards were issued during the six month period ended May 4, 2014, with a weighted-average grant date fair value of $8.86 per share. As of May 3, 2015, the total compensation cost not yet recognized related to unvested restricted stock awards was approximately $1.3 million. That cost is expected to be recognized over a weighted-average amortization period of 2.0 years. As of May 3, 2015, there were 217,776 shares of restricted stock outstanding.

NOTE 8 - INCOME TAXES

The effective tax rate differs from the U.S. statutory rate of 35% in the three and six month periods ended May 3, 2015 and May 4, 2014, primarily due to earnings being taxed at lower statutory rates in foreign jurisdictions, the partial reversal of a deferred tax asset valuation allowance, and various investment credits in foreign jurisdictions. Valuation allowances in jurisdictions with historic losses eliminate the effective rate impact of these jurisdictions.

As of May 3, 2015, the Company determined that deferred tax assets of $1.5 million in a foreign jurisdiction, whose realization was previously not considered to be more likely than not, are realizable and, therefore, reduced the related valuation allowance.

Unrecognized tax benefits related to uncertain tax positions were $5.3 million at May 3, 2015, and $5.1 million at November 2, 2014, of which $5.2 million and $5.0 million, respectively, would, if recognized, favorably impact the Company's effective tax rate. Accrued interest and penalties related to unrecognized tax benefits was $0.2 million at May 3, 2015, $0.1 million of which was accrued during the three month period ended May 3, 2015, and $0.1 million at November 2, 2014. As of May 3, 2015, the total amount of unrecognized tax benefits is not expected to significantly increase or decrease in the next twelve months.

PKLT, the Company's FPD manufacturing facility in Taiwan, has been accorded a tax holiday that started in 2012 and expires in 2017. The PKLT tax holiday had no dollar or per share effect on the financial results of the three or six month periods ended May 3, 2015 and May 4, 2014.  PDMC, as a result of the DPTT Acquisition, acquired an IC manufacturing facility in Taiwan that has been accorded a tax holiday that commenced in 2015 and expires in 2019. The Company realized a $0.1 million tax benefit from this tax holiday for the six month period ended May 3, 2015. The tax holiday had no per share effect in the three or six month periods ended May 3, 2015 and May 4, 2014.

Index
NOTE 9 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented below.

	Three Months Ended		Six Months Ended
	May 3, 2015	May 4, 2014	May 3, 2015	May 4, 2014

Net income attributable to Photronics, Inc. shareholders	$10,060	$15,540	$13,897	$17,533
Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effects	1,071	1,542	1,071	3,084

Earnings for diluted earnings per share	$11,131	$17,082	$14,968	$20,617

Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	66,230	61,372	66,148	61,286
Effect of dilutive securities:
Convertible notes	11,084	15,423	5,542	15,423
Share-based payment awards	914	910	934	923

Potentially dilutive common shares	11,998	16,333	6,476	16,346

Weighted-average common shares used for diluted earnings per share	78,228	77,705	72,624	77,632

Basic earnings per share	$0.15	$0.25	$0.21	$0.29
Diluted earnings per share	$0.14	$0.22	$0.21	$0.27

The table below shows the outstanding weighted-average share-based payment awards that were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market value of the common shares for the period, and convertible notes that, if converted, would have been antidilutive.

	Three Months Ended		Six Months Ended
	May 3, 2015	May 4, 2014	May 3, 2015	May 4, 2014

Share-based payment awards	1,654	2,105	1,621	2,131
Convertible notes	-	-	5,542	-

Total potentially dilutive shares excluded	1,654	2,105	7,163	2,131

Index
NOTE 10 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following tables set forth the changes in the Company's accumulated other comprehensive income by component (net of tax of $0) for the three and six month periods ended May 3, 2015 and May 4, 2014:

	Three Months Ended May 3, 2015
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at February 1, 2015	$6,424	$(402)	$(427)	$5,595
Other comprehensive income (loss) before reclassifications	12,532	-	(25)	12,507
Amounts reclassified from other comprehensive income	-	32	-	32

Net current period other comprehensive income (loss)	12,532	32	(25)	12,539
Less: other comprehensive income attributable to noncontrolling interests	(3,308)	-	12	(3,296)

Balance at May 3, 2015	$15,648	$(370)	$(440)	$14,838

	Three Months Ended May 4, 2014
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at February 2, 2014	$19,326	$(530)	$(816)	$17,980
Other comprehensive income (loss) before reclassifications	11,635	-	(5)	11,630
Amounts reclassified from other comprehensive income	-	32	-	32

Net current period other comprehensive income (loss)	11,635	32	(5)	11,662
Other comprehensive income allocated to noncontrolling interests	-	-	412	412
Less: other comprehensive income attributable to noncontrolling interests	(33)	-	(2)	(35)

Balance at May 4, 2014	$30,928	$(498)	$(411)	$30,019

Index
	Six Months Ended May 3, 2015
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at November 2, 2014	$22,651	$(434)	$(443)	$21,774
Other comprehensive income (loss) before reclassifications	(7,574)	-	6	(7,568)
Amounts reclassified from other comprehensive income	-	64	-	64

Net current period other comprehensive income (loss)	(7,574)	64	6	(7,504)
Less: other comprehensive (income) loss attributable to noncontrolling interests	571	-	(3)	568

Balance at May 3, 2015	$15,648	$(370)	$(440)	$14,838

	Six Months Ended May 4, 2014
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at November 3, 2013	$27,797	$(562)	$(832)	$26,403
Other comprehensive income before reclassifications	3,084	-	22	3,106
Amounts reclassified from other comprehensive income	-	64	-	64

Net current period other comprehensive income	3,084	64	22	3,170
Less: other comprehensive income attributable to noncontrolling interests	47	-	-	47
Other comprehensive income allocated to noncontrolling interests	-	-	412	412
Redemption of common stock by subsidiary	-	-	(13)	(13)

Balance at May 4, 2014	$30,928	$(498)	$(411)	$30,019

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

The Company did not have any assets or liabilities measured at fair value on a recurring or a nonrecurring basis at May 3, 2015 or November 2, 2014.

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

The table below presents the fair and carrying values of the Company's convertible senior notes at May 3, 2015 and November 2, 2014.

	May 3, 2015		November 2, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value

3.25% convertible senior notes due 2016	$60,766	$57,500	$122,544	$115,000
3.25% convertible senior notes due 2019	$62,048	$57,500	$-	$-

NOTE 12 - SUBSIDIARY SHARE REPURCHASE

In January 2014 the Company increased its ownership percentage in PSMC, a subsidiary of the Company based in Taiwan, to 100% at a cost of $1.7 million for the then remaining 3.0 million shares that were not owned by the Company. In April 2014 DPTT merged into PSMC to form PDMC. See Note 2 for further discussion relating to this transaction.

The table below presents the effect of the change in the Company’s ownership interest in PDMC on the Company's equity for the three and six month periods ended May 4, 2014, (3.0 million shares of common stock acquired and 112.9 million shares of common stock issued, respectively).

	Three Months Ended	Six Months Ended
	May 4, 2014	May 4, 2014

Net income attributable to Photronics, Inc. shareholders	$15,540	$17,533

Increase in Photronics, Inc.'s additional paid-in capital	(6,218)	(6,182)

Decrease in Photronics, Inc. shareholders’ accumulated other comprehensive income	411	399

Change from net income attributable to Photronics, Inc. shareholders and transfer from noncontrolling interest	$9,733	$11,750

NOTE 13 - COMMITMENTS AND CONTINGENCIES

As of May 3, 2015, the Company had commitments outstanding for capital expenditures of approximately $6 million.

The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material effect on its condensed consolidated financial statements.

NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015 the FASB issued ASU 2015-03 – “Simplifying the Presentation of Debt Issuance Costs.” This update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. This ASU will be effective for the Company in its first quarter of fiscal 2017. Upon adoption, all prior periods presented should be restated to reflect the amendments in this update. Early adoption is permitted. The Company is currently evaluating the effect of this ASU on its consolidated financial statements.

Index
In May 2014 the FASB issued ASU 2014-09 – “Revenue from Contracts with Customers,” which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of this ASU is that revenue should be recognized for the amount of consideration expected to be received for promised goods or services transferred to customers. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, and assets recognized for costs incurred to obtain or fulfill a contract. This ASU will be effective for the Company in its first quarter of fiscal 2018. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. The Company is evaluating the transition method that will be elected and the potential effects of the adoption of this ASU on its financial statements.

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

Index
Material Changes in Results of Operations
Three and Six Months ended May 3, 2015 and May 4, 2014

The following table represents selected operating information expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	May 3, 2015	May 4, 2014	May 3, 2015	May 4, 2014

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(74.0)	(78.8)	(75.6)	(78.2)

Gross margin	26.0	21.2	24.4	21.8
Selling, general and administrative expenses	(9.7)	(12.8)	(9.7)	(12.4)
Research and development expenses	(4.6)	(5.7)	(4.2)	(5.3)

Operating income	11.7	2.7	10.5	4.1
Gain on acquisition	-	15.6	-	7.9
Other income (expense), net	(1.2)	(1.2)	(1.1)	(1.0)

Income before income tax provision	10.5	17.1	9.4	11.0
Income tax provision	(1.0)	(1.9)	(1.7)	(2.3)

Net income	9.5	15.2	7.7	8.7
Net income attributable to noncontrolling interests	(1.6)	(0.4)	(2.2)	(0.2)

Net income attributable to Photronics, Inc. shareholders	7.9%	14.8%	5.5%	8.5%

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three months ended May 3, 2015 (Q2-15) and May 4, 2014 (Q2-14) and for the six months ended May 3, 2015 (YTD-15) and May 4, 2014 (YTD-14), in millions of dollars.

Net Sales

	Three Months Ended			Six Months Ended
	Q2-15	Q2-14	Percent Change	YTD-15	YTD-14	Percent Change

IC	$103.8	$76.6	35.6%	$205.3	$152.8	34.4%
FPD	23.5	28.3	(17.1)%	45.5	53.6	(15.2)%

Total net sales	$127.3	$104.9	21.4%	$250.8	$206.4	21.5%

Net sales for Q2-15 increased 21.4% to $127.3 million as compared to $104.9 million for Q2-14. The increase was primarily a result of increased high-end IC sales in Taiwan, which was partially offset by lower high-end FPD sales. Revenues attributable to high-end products increased by $18.8 million to $56.6 million in Q2-15 as compared to $37.8 million in Q2-14. High-end photomask applications include mask sets for 45 nanometer and below for IC products, and G8 and above and active matrix organic light-emitting diode (AMOLED) display screen technologies for FPD products. By geographic area, net sales in Q2-15, as compared to Q2-14, increased (decreased) by $13.8 million or 38.5% to $49.5 million in Taiwan, $7.3 million or 28.4% to $32.8 million in the United States, $2.8 million or 8.5% to $35.6 million in Korea and $(1.4) million or (14.1)% to $8.8 million in Europe.

Net sales for YTD-15 increased to $250.8 million as compared to $206.4 million for YTD-14, as a result of increased IC sales of $52.5 million, principally associated with the acquisition of DPTT in Taiwan, as discussed in Note 2 to the condensed consolidated financial statements. Revenues attributable to high-end products increased by $38.4 million to $108.4 million in YTD-15 as compared to $70.0 million in YTD-14, primarily due to increased high-end IC sales in Taiwan, which was partially offset by lower high-end FPD sales.

Index
The Company’s quarterly revenues can be affected by the seasonal purchasing of its customers. Demand for the Company's products is typically negatively impacted during the first six months of its fiscal year by the North American, European and Asian holiday periods, as some customers reduce their effective workdays and orders during this period.

Gross Margin

	Three Months Ended			Six Months Ended
	Q2-15	Q2-14	Percent Change	YTD-15	YTD-14	Percent Change

Gross margin	$33.1	$22.2	49.1%	$61.3	$45.1	36.0%
Percentage of net sales	26.0%	21.2%		24.4%	21.8%

Gross margin percentage increased to 26.0% in Q2-15 from 21.2% in Q2-14 and to 24.4% in YTD-15 from 21.8% in YTD-14. These increases were primarily due to increased sales, including high-end, and reduced variable costs, principally materials. The Company operates in a high fixed cost environment and, to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.

Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended
	Q2-15	Q2-14	Percent Change	YTD-15	YTD-14	Percent Change
Selling, general and administrative expenses	$12.4	$13.4	(7.4)%	$24.4	$25.7	(5.2)%
Percentage of net sales	9.7%	12.8%		9.7%	12.4%

Selling, general and administrative expenses were $12.4 million in Q2-15 and $13.4 million in Q2-14, and were $24.4 million in YTD-15 and $25.7 million in YTD-14. These decreases were primarily the result of expenses related to the acquisition of DPTT of $2.0 million in Q2-14 and $2.5 million in YTD-14, as discussed in Note 2 to the condensed consolidated financial statements.

Research and Development

	Three Months Ended			Six Months Ended
	Q2-15	Q2-14	Percent Change	YTD-15	YTD-14	Percent Change

Research and development	$5.8	$5.9	(2.2)%	$10.5	$10.9	(3.9)%
Percentage of net sales	4.6%	5.7%		4.2%	5.3%

Research and development expenses consist primarily of global development efforts related to high-end process technologies for advanced sub-wavelength reticle solutions for IC technologies. Research and development expenses decreased by $0.1 million to $5.8 million in Q2-15, as compared to $5.9 million in Q2-14, and by $0.4 million to $10.5 million in YTD-15, as compared to $10.9 million in YTD-14. The decrease in research and development expenses in Q2-15 and YTD-15 as compared to the same periods in the prior year was primarily due to decreased activities at advanced nanometer technology nodes for IC photomasks.

Index
Other Income (Expense), net

	Three Months Ended		Six Months Ended
	Q2-15	Q2-14	YTD-15	YTD-14

Gain on acquisition	$-	$16.4	$-	$16.4
Interest expense	(1.3)	(1.8)	(2.6)	(3.8)
Interest and other income (expense), net	(0.2)	0.6	(0.1)	1.7

Other income (expense), net	$(1.5)	$15.2	$(2.7)	$14.3

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

Interest expense decreased by $0.5 million in Q2-15, as compared to Q2-14, and by $1.2 million in YTD-15, as compared to YTD-14, primarily as a result of reduced outstanding borrowing balances.

Interest and other income (expense), net decreased in Q2-15 as compared to Q2-14 by $0.8 million, and in YTD-15 as compared to YTD-14 by $1.8 million as a result of reduced interest income on lower cash balances, lower net foreign currency gains and financing expenses related to the Company’s exchange of convertible debt incurred in Q1-15.

Income Tax Provision

	Three Months Ended		Six Months Ended
	Q2-15	Q2-14	YTD-15	YTD-14

Income tax provision	$1.3	$2.0	$4.4	$4.7

Effective income tax rate	9.3%	11.3%	18.5%	20.9%

The Company’s effective income tax rate is sensitive to the jurisdictional mix of earnings, due in part to the non-recognition of tax benefits on losses in jurisdictions in which the Company has established valuation allowances for such benefits.

The effective income tax rate decrease in Q2-15 and YTD-15, as compared with Q2-14 and YTD-14, was primarily attributable to a reduction of a deferred tax asset valuation allowance, which was offset in part by a lower percentage of income before income taxes being earned in jurisdictions where the Company maintains valuation allowances and, therefore, does not recognize a tax expense or benefit.

As of each reporting date, the Company considers new evidence, both positive and negative, that could impact management’s views with regards to future realization of deferred tax assets. As of May 3, 2015, the Company determined that sufficient positive evidence existed in a foreign jurisdiction that it was more likely than not that additional deferred taxes of $1.5 million were realizable and, therefore, reduced the valuation allowance accordingly.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $1.7 million to $2.1 million in Q2-15, as compared to $0.4 million in Q2-14, and by $4.9 million to $5.4 million in YTD-15, as compared to $0.5 million in YTD-14, primarily as a result of changes in the ownership structure of the Company’s IC manufacturing facility located in Taiwan. During Q2-14, the Company exchanged a 49.99% noncontrolling interest in this subsidiary in return for the net assets of an acquiree. See Notes 2 and 12 of the condensed consolidated financial statements for further information.

Liquidity and Capital Resources

The Company's working capital was $151.4 million at May 3, 2015, and $197.4 million at November 2, 2014. The decrease in working capital was primarily related to planned capital equipment purchases. Cash and cash equivalents were $176.1 million at May 3, 2015, and $192.9 million at November 2, 2014. Net cash provided by operating activities was $57.9 million for the six month period ended May 3, 2015, as compared to $39.9 million for the six month period ended May 4, 2014, the increase primarily due to increased net income in 2015, as well as net income in 2014 included a $16.4 million noncash acquisition gain as discussed in Note 2 to the condensed consolidated financial statements. Net cash used in investing activities for the six month period ended May 3, 2015, was $68.2 million, which was comprised primarily of capital expenditure payments. Net cash used in financing activities of $3.6 million for the six month period ended May 3, 2015, was primarily comprised of repayments of long-term borrowings. The Company may use its cash available on hand for operations, capital expenditures, debt repayments, strategic opportunities, stock repurchases or other corporate uses, any of which may be material.

Index
As of May 3, 2015 and November 2, 2014, the Company’s total cash and cash equivalents include $93.3 million and $105.9 million, respectively, held by its foreign subsidiaries. A repatriation of these funds to the U.S., in certain jurisdictions, may be subject to U.S. federal income taxes and local country withholding tax. The majority of earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested. The Company’s foreign subsidiaries continue to grow through the reinvestment of earnings in additional manufacturing capacity and capability, particularly in the high-end IC and FPD areas.

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

The Company’s credit facility, which expires in December 2018, has a $50 million limit with an expansion capacity to $75 million, and is secured by substantially all of the Company’s assets located in the United States and common stock the Company owns in certain of its foreign subsidiaries. The credit facility is subject to a minimum interest coverage ratio, total leverage ratio and minimum unrestricted cash balance financial covenants, all of which the Company was in compliance with at May 3, 2015. The Company had no outstanding borrowings against the credit facility at May 3, 2015, and $50 million was available for borrowing. The interest rate on the credit facility (1.69% at May 3, 2015) is based on the Company’s total leverage ratio at LIBOR plus a spread, as defined in the credit facility.

In January 2014 the Company acquired all of the 3.0 million shares of PSMC that were then held by noncontrolling interests at a cost of $1.7 million.

As of May 3, 2015, the Company had capital equipment commitments outstanding of approximately $6 million. The Company believes that its currently available resources, together with its capacity for growth, and its access to equity and other financing sources, will be sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the next twelve months. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations, existing cash, and cash available under its credit facility.

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

Off-Balance Sheet Arrangements

Under the MP Mask joint venture operating agreement, in order to maintain its 49.99% ownership interest, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount specified in the operating agreement. Cumulatively through May 3, 2015, the Company has contributed $32.5 million to the joint venture and has received distributions from the joint venture totaling $10.0 million.

Index
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

Effect of Recent Accounting Pronouncements

See “Note 14 – Recent Accounting Pronouncements” to the condensed consolidated financial statements.

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

The Company's primary net foreign currency exposures as of May 3, 2015, included the Korean won, the Japanese yen, the New Taiwan dollar, the Singapore dollar, the British pound, and the euro. As of May 3, 2015, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $3.6 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations, or cash flows.

Interest Rate Risk

At May 3, 2015, the Company did not have any variable rate borrowings. A 10% change in interest rates would not have had a material effect on the Company’s consolidated financial position, results of operations, or cash flows in the three or six month periods ended May 3, 2015.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the Company's second quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1A.	RISK FACTORS

There have been no material changes to risks relating to the Company's business as disclosed in Part 1, Item 1A of the Company's Form 10-K for the year ended November 2, 2014.

Index
Item 6.	EXHIBITS
	(a)	Exhibits

		Exhibit Number	Description

		10.16	Bridge License Agreement between Micron and Photronics dated March 24, 2015#

		10.18	Outsource Supply Agreement between Micron and Photronics dated March 24, 2015#

		31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		101.INS	XBRL Instance Document

		101.SCH	XBRL Taxonomy Extension Schema Document

		101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

		101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

		101.LAB	XBRL Taxonomy Extension Label Linkbase Document

		101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ SEAN T. SMITH
Sean T. Smith
Senior Vice President
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date:  June 4, 2015