Form 10-K/A
period 2014-11-02
PHOTRONICS INC
filed 2015-07-08
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 2, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-15451

Photronics, Inc.
(Exact name of registrant as specified in its charter)

Connecticut	06-0854886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Secor Road
Brookfield, CT  06804
(203) 775-9000
 (Address and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01	The Nasdaq Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of May 4, 2014, the last business day of the registrant’s last completed second quarter of the 2014 fiscal year, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $529,675,990 (based on the closing price of $8.77 per share, as reported by the NASDAQ Global Market, on such date).

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of  June 30, 2015 was 66,719,333.
               .
The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Photronics, Inc.  (the “Company”) for the fiscal year ended November 2, 2014 (the “Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on January 6, 2015 (the “Original Report”) is being filed in response to comments from the SEC and for the purpose of re-filing the agreements filed as Exhibits 10.19 thru 10.25 to the Original Report in order to restore certain redacted information that was subject to a confidential treatment request by the Company.

This Amendment No. 1 consists of a cover page, this explanatory note, a revised list of exhibits (Item 15 of Part IV), a signature page, CEO and CFO certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002 and Exhibits 10.19, 10.20, 10.21, 10.22, 10.23, 10.24 and 10.25. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the CEO and CFO certifications have been omitted.

This Amendment No. 1 speaks as of the initial filing date of the Original Report. Other than as expressly set forth above, no part of the Original Report is being amended. Accordingly, other than as discussed above, this Amendment No. 1 does not purport to amend, update or restate any other information or disclosure included in the Original Report or reflect any events that have occurred after the initial filing date of the Original Report. As a result, the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2014 continues to speak as of January 6, 2015.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

10.19	Joint Venture Framework Agreement dated November 20, 2013 between the Company and Dai Nippon Printing Co., Ltd*#

10.20	Joint Venture Operating Agreement dated November 20, 2013 between the Company and Dai Nippon Printing Co., Ltd.*#

10.21	Outsourcing Agreement dated November 20, 2013 between the Company, Dai Nippon Printing Co., Ltd and Photronics Semiconductor Mask Corporation.*#

10.22	License Agreement dated November 20, 2013 between the Company and Photronics Semiconductor Mask Corporation.*#

10.23	License Agreement dated November 20, 2013 between Dai Nippon Printing Co., Ltd and Photronics Semiconductor Mask Corporation.*#

10.24	Margin Agreement dated November 20, 2013 between the Company, Dai Nippon Printing Co., Ltd and Photronics Semiconductor Mask Corporation.*#

10.25	Merger Agreement dated January 16, 2014 between Photronics Semiconductor Mask Corporation and DNP Photomask Technology Taiwan Co. Ltd.*#

EXHIBIT INDEX

Exhibit Number	Description

10.19	Joint Venture Framework Agreement dated November 20, 2013 between the Company and Dai Nippon Printing Co., Ltd*#

10.20	Joint Venture Operating Agreement dated November 20, 2013 between the Company and Dai Nippon Printing Co., Ltd.*#

10.21	Outsourcing Agreement dated November 20, 2013 between the Company, Dai Nippon Printing Co., Ltd and Photronics Semiconductor Mask Corporation.*#

10.22	License Agreement dated November 20, 2013 between the Company and Photronics Semiconductor Mask Corporation.*#

10.23	License Agreement dated November 20, 2013 between Dai Nippon Printing Co., Ltd and Photronics Semiconductor Mask Corporation.*#

10.24	Margin Agreement dated November 20, 2013 between the Company, Dai Nippon Printing Co., Ltd and Photronics Semiconductor Mask Corporation.*#

10.25	Merger Agreement dated January 16, 2014 between Photronics Semiconductor Mask Corporation and DNP Photomask Technology Taiwan Co. Ltd.*#

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.*

#	Confidential treatment has been granted with respect to certain provisions of this exhibit.
*	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Photronics, Inc.

July 7, 2015	By:	/s/ Peter S. Kirlin
Peter S. Kirlin
Chief Executive Officer (Principal Executive Officer)

/s/ SEAN T. SMITH	July 7, 2015
Sean T. Smith Senior Vice President Chief Financial Officer (Principal Accounting Officer/ Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ CONSTANTINE S. MACRICOSTAS	July 7, 2015
Constantine S. Macricostas Executive Chairman of the Board

By	/s/ PETER S. KIRLIN	July 7, 2015
Peter S. Kirlin Chief Executive Officer Director

By	/s/ WALTER M. FIEDEROWICZ	July 7, 2015
Walter M. Fiederowicz Director

By	/s/ JOSEPH A. FIORITA, JR.	July 7, 2015
Joseph A. Fiorita, Jr. Director

By	/s/ LIANG-CHOO HSIA	July 7, 2015
Liang-Choo Hsia Director

By	/s/ GEORGE MACRICOSTAS	July 7, 2015
George Macricostas Director

By	/s/ MITCHELL G. TYSON	July 7, 2015
Mitchell G. Tyson Director