Form 10-Q
period 2015-08-02
PHOTRONICS INC
filed 2015-09-09
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2015
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 1, 2015
Common Stock, $0.01 par value	66,768,764 Shares

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

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	August 2, 2015	November 2, 2014

ASSETS

Current assets:
Cash and cash equivalents	$191,562	$192,929
Accounts receivable, net of allowance of $3,375 in 2015 and $3,078 in 2014	104,701	94,515
Inventories	23,266	22,478
Other current assets	21,037	26,570

Total current assets	340,566	336,492

Property, plant and equipment, net	568,921	550,069
Investment in joint venture	93,040	93,122
Intangible assets, net	26,280	30,294
Deferred income taxes	11,801	11,036
Other assets	5,483	8,170

Total assets	$1,046,091	$1,029,183

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term borrowings	$16,577	$10,381
Accounts payable	110,945	86,495
Accrued liabilities	34,014	42,241

Total current liabilities	161,536	139,117

Long-term borrowings	118,457	131,805
Other liabilities	20,051	18,767

Total liabilities	300,044	289,689

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 66,507 shares issued and outstanding at August 2, 2015 and 65,930 shares issued and outstanding at November 2, 2014	665	659
Additional paid-in capital	524,924	520,182
Retained earnings	111,438	85,435
Accumulated other comprehensive income (loss)	(8,256)	21,774

Total Photronics, Inc. shareholders' equity	628,771	628,050
Noncontrolling interests	117,276	111,444

Total equity	746,047	739,494

Total liabilities and equity	$1,046,091	$1,029,183

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014

Net sales	$131,699	$124,852	$382,513	$331,276

Costs and expenses:

Cost of sales	(94,456)	(96,202)	(283,991)	(257,554)

Selling, general and administrative	(12,430)	(12,394)	(36,795)	(38,092)

Research and development	(6,253)	(5,199)	(16,743)	(16,111)

Operating income	18,560	11,057	44,984	19,519

Other income (expense):
Gain on acquisition	-	-	-	16,372
Interest expense	(1,209)	(1,809)	(3,812)	(5,610)
Interest and other income (expense), net	1,449	641	1,312	2,346

Income before income tax provision	18,800	9,889	42,484	32,627

Income tax provision	(3,390)	(2,545)	(7,775)	(7,291)

Net income	15,410	7,344	34,709	25,336

Net income attributable to noncontrolling interests	(3,304)	(3,158)	(8,706)	(3,617)

Net income attributable to Photronics, Inc. shareholders	$12,106	$4,186	$26,003	$21,719

Earnings per share:

Basic	$0.18	$0.07	$0.39	$0.35

Diluted	$0.17	$0.07	$0.37	$0.34

Weighted-average number of common shares outstanding:

Basic	66,454	61,436	66,250	61,336

Diluted	78,569	62,432	78,300	77,706

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014

Net income	$15,410	$7,344	$34,709	$25,336

Other comprehensive income (loss), net of tax of $0:

Foreign currency translation adjustments	(25,326)	2,088	(32,894)	5,194

Amortization of cash flow hedge	32	32	96	96

Total other comprehensive income (loss)	(25,294)	2,120	(32,798)	5,290

Comprehensive income (loss)	(9,884)	9,464	1,911	30,626

Less: comprehensive income attributable to noncontrolling interests	1,105	3,703	5,939	4,116

Comprehensive income (loss) attributable to Photronics, Inc. shareholders	$(10,989)	$5,761	$(4,028)	$26,510

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Nine Months Ended
	August 2, 2015	August 3, 2014

Cash flows from operating activities:
Net income	$34,709	$25,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,465	58,412
Gain on acquisition	-	(16,372)
Changes in assets and liabilities:
Accounts receivable	(13,744)	(1,479)
Inventories	(1,814)	(3,339)
Other current assets	1,496	1,657
Accounts payable, accrued liabilities and other	9,715	(2,377)

Net cash provided by operating activities	91,827	61,838

Cash flows from investing activities:
Purchases of property, plant and equipment	(80,107)	(58,278)
Cash from acquisition	-	4,508
Other	(283)	(759)

Net cash used in investing activities	(80,390)	(54,529)

Cash flows from financing activities:
Repayments of long-term borrowings	(7,152)	(27,432)
Payments of deferred financing fees	-	(336)
Proceeds from share-based arrangements	2,375	1,043
Other	(171)	(597)

Net cash used in financing activities	(4,948)	(27,322)

Effect of exchange rate changes on cash and cash equivalents	(7,856)	736

Net decrease in cash and cash equivalents	(1,367)	(19,277)
Cash and cash equivalents at beginning of period	192,929	215,615

Cash and cash equivalents at end of period	$191,562	$196,338

Supplemental disclosure of noncash information:

Accrual for property, plant and equipment purchased during the period	$40,632	$30,795
Noncash net assets from acquisition	-	110,211

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months and Nine Months Ended August 2, 2015 and August 3, 2014
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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation have been included. The Company is typically impacted during its first fiscal quarter by the North American and European holiday periods, as some customers reduce their effective workdays and orders during these periods. Additionally, the Company can be impacted during its first or second quarter by the Asian New Year holiday period, which may also reduce customer orders. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending November 1, 2015. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 2, 2014.

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

NOTE 3 - CHANGES IN EQUITY

The following tables set forth the Company's consolidated changes in equity for the three and nine month periods ended August 2, 2015 and August 3, 2014:

	Three Months Ended August 2, 2015
	Photronics, Inc. Shareholders
					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-in Capital	Retained Earnings		Non- controlling Interests
							Total Equity
	Shares	Amount

Balance at May 3, 2015	66,298	$663	$522,873	$99,332	$14,838	$116,277	$753,983

Net income	-	-	-	12,106	-	3,304	15,410
Other comprehensive loss	-	-	-	-	(23,094)	(2,200)	(25,294)
Sale of common stock through employee stock option and purchase plans	194	2	1,076	-	-	-	1,078
Restricted stock awards vesting and expense	15	-	268	-	-	-	268
Share-based compensation expense	-	-	680	-	-	-	680
Purchase of common stock of subsidiary	-	-	27	-	-	(105)	(78)

Balance at August 2, 2015	66,507	$665	$524,924	$111,438	$(8,256)	$117,276	$746,047

	Three Months Ended August 3, 2014
	Photronics, Inc. Shareholders
					Accumulated Other Comprehensive Income
	Common Stock		Additional Paid-in Capital	Retained Earnings		Non- controlling Interests
							Total Equity
	Shares	Amount

Balance at May 4, 2014	61,408	$614	$495,514	$76,972	$30,019	$106,620	$709,739

Net income	-	-	-	4,186	-	3,158	7,344
Other comprehensive income	-	-	-	-	1,575	545	2,120
Sale of common stock through employee stock option and purchase plans	17	-	75	-	-	-	75
Restricted stock awards vesting and expense	27	1	307	-	-	-	308
Share-based compensation expense	-	-	675	-	-	-	675

Balance at August 3, 2014	61,452	$615	$496,571	$81,158	$31,594	$110,323	$720,261

Index
	Nine Months Ended August 2, 2015
	Photronics, Inc. Shareholders
					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-in Capital	Retained Earnings		Non- controlling Interests
							Total Equity
	Shares	Amount

Balance at November 2, 2014	65,930	$659	$520,183	$85,435	$21,774	$111,443	$739,494

Net income	-	-	-	26,003	-	8,706	34,709
Other comprehensive income	-	-	-	-	(30,030)	(2,768)	(32,798)
Sale of common stock through employee stock option and purchase plans	433	4	1,932	-	-	-	1,936
Restricted stock awards vesting and expense	144	2	800	-	-	-	802
Share-based compensation expense	-	-	1,982	-	-	-	1,982
Purchase of common stock of subsidiary	-	-	27	-	-	(105)	(78)

Balance at August 2, 2015	66,507	$665	$524,924	$111,438	$(8,256)	$117,276	$746,047

	Nine Months Ended August 3, 2014
	Photronics, Inc. Shareholders
					Accumulated Other Comprehensive Income
	Common Stock		Additional Paid-in Capital	Retained Earnings		Non- controlling Interests
							Total Equity
	Shares	Amount

Balance at November 3, 2013	61,083	$611	$498,861	$59,439	$26,403	$2,517	$587,831

Net income	-	-	-	21,719	-	3,617	25,336
Other comprehensive income	-	-	-	-	4,792	498	5,290
Sale of common stock through employee stock option and purchase plans	213	2	765	-	-	-	767
Restricted stock awards vesting and expense	156	2	1,005	-	-	-	1,007
Share-based compensation expense	-	-	2,122	-	-	-	2,122
Acquisition of DPTT	-	-	(6,291)	-	411	105,404	99,524
Redemption of common stock by subsidiary	-	-	109	-	(12)	(1,713)	(1,616)

Balance at August 3, 2014	61,452	$615	$496,571	$81,158	$31,594	$110,323	$720,261

Index
NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	August 2, 2015	November 2, 2014

Land	$8,106	$8,598
Buildings and improvements	121,696	124,787
Machinery and equipment	1,460,316	1,367,691
Leasehold improvements	19,671	20,165
Furniture, fixtures and office equipment	12,677	12,086
Construction in progress	15,538	81,351

	1,638,004	1,614,678
Less accumulated depreciation and amortization	1,069,083	1,064,609

	$568,921	$550,069

Equipment under capital leases are included in above property, plant and equipment as follows:

	August 2, 2015	November 2, 2014

Machinery and equipment	$56,245	$56,245
Less accumulated amortization	14,648	10,430

	$41,597	$45,815

 Depreciation and amortization expense for property, plant and equipment was $19.4 million and $56.4 million for the three and nine month periods ended August 2, 2015, respectively, and $19.8 million and $52.9 million for the three and nine month periods ended August 3, 2014, respectively.

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

The Company has utilized MP Mask for both high-end IC photomask production and research and development purposes. MP Mask charges its variable interest holders based on their actual usage of its facility. MP Mask separately charges for any research and development activities it engages in at the requests of its owners. The Company recorded cost of sales of $1.5 million and $4.9 million and research and development expenses of $0.2 million and $0.7 million during the three and nine month periods ended August 2, 2015. Cost of sales of $1.1 million and $3.0 million and research and development expenses of $0.2 million and $0.7 million were recorded during the three and nine month periods ended August 3, 2014. As of August 2, 2015 and November 2, 2014, the Company owed MP Mask $4.5 million and $4.2 million, respectively, and had a receivable from Micron of $10.1 million and $6.8 million, respectively, both primarily related to the aforementioned supply agreements.

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

The Company's investment in the VIE, which represents its maximum exposure to loss, was $93.0 million at August 2, 2015 and $93.1 million at November 2, 2014. These amounts are reported in the Company's condensed consolidated balance sheets as "Investment in joint venture." The Company did not realize a gain or a loss from its investment in the VIE in the three month period ended August 2, 2015, and realized a loss of $0.1 million from its investment in the VIE in the nine month period ended August 2, 2015. The Company recorded income of $0.1 million from its investment in the VIE in the three and nine month periods ended August 3, 2014.

On March 24, 2015, the Company announced that the MP Mask joint venture would not be renewed after May 5, 2016. The MP Mask operating agreement provides that Micron will make a payment to the Company to purchase the Company’s equity interest in MP Mask based on the Company’s ownership percentage of the net book value of MP Mask at that time, which, as of March 5, 2015, was approximately $93 million. The Company does not expect that it will incur a significant gain or loss on this transaction. Concurrently, the Company announced that it entered into supply and technology license agreements with Micron. This supply agreement, which commences on May 6, 2016, with a one-year term subject to mutually agreeable renewals, provides that the Company will be the majority outsource supplier of Micron’s photomasks and related services. This technology license agreement commenced in March 2015 and continues through the earlier of one year from the termination of the initial technology license agreement on May 5, 2016, or when Micron certifies that it has transferred certain defined technology to the Company. The Company forevermore has the rights to use the technology obtained under these technology license agreements.

NOTE 6 - LONG-TERM BORROWINGS

     Long-term borrowings consist of the following:

	August 2, 2015	November 2, 2014

3.25% convertible senior notes due in April 2016	$57,500	$115,000

3.25% convertible senior notes due in April 2019	57,500	-

2.77% capital lease obligation payable through July 2018	16,643	20,481

3.09% capital lease obligation payable through March 2016	3,391	6,705

	135,034	142,186
Less current portion	16,577	10,381

	$118,457	$131,805

     The Company’s credit facility, which expires in December 2018, has a $50 million limit with an expansion capacity to $75 million, and is secured by substantially all of the Company’s assets located in the United States and common stock the Company owns in certain of its foreign subsidiaries. The credit facility is subject to a minimum interest coverage ratio, total leverage ratio and minimum unrestricted cash balance financial covenants, all of which the Company was in compliance with at August 2, 2015. The Company had no outstanding borrowings against the credit facility at August 2, 2015, and $50 million was available for borrowing. The interest rate on the credit facility (1.69% at August 2, 2015) is based on the Company’s total leverage ratio at LIBOR plus a spread, as defined in the credit facility.

Index
     In January 2015 the Company privately exchanged $57.5 million in aggregate principal amount of its 3.25% convertible senior notes with a maturity date of April 1, 2016, for new 3.25% convertible senior notes with an aggregate principal amount of $57.5 million with a maturity date of April 1, 2019. The conversion rate of the new notes is the same as that of the exchanged notes, which were issued in March 2011 with a conversion rate of approximately 96 shares of common stock per $1,000 note principal, equivalent to a conversion price of $10.37 per share of common stock, and is subject to adjustment upon the occurrence of certain events, which are described in the indenture dated January 22, 2015. Note holders may convert each $1,000 principal amount of notes at any time prior to the close of business on the second scheduled trading day immediately preceding April 1, 2019, and the Company is not required to redeem the notes prior to their maturity date. Interest on the notes accrues in arrears, and is paid semiannually through the notes’ maturity date. The Company intends to repay $50 million of its outstanding 3.25% convertible senior notes due in April 2016 with borrowings against its credit facility and, therefore, has classified $50 million of these notes that were outstanding as of August 2, 2015, as long term.

     In August 2013 a $26.4 million principal amount, five year capital lease commenced to fund the purchase of a high-end lithography tool. Payments under the capital lease, which bears interest at 2.77%, are $0.5 million per month through July 2018.  Under the terms of the lease agreement, the Company must maintain the equipment in good working order, and is subject to a cross default with cross acceleration provision related to certain nonfinancial covenants incorporated in its credit facility. As of August 2, 2015, the total amount payable through the end of the lease term was $17.4 million, of which $16.6 million represented principal and $0.8 million represented interest.

     In April 2011 the Company entered into a five year, $21.2 million capital lease for manufacturing equipment. Payments under the lease, which bears interest at 3.09%, are $0.4 million per month through March 2016. The lease agreement provides that the Company must maintain the equipment in good working order, and includes a cross default with cross acceleration provision related to certain non-financial covenants incorporated in the Company's credit facility agreement. As of August 2, 2015, the total amount payable through the end of the lease term, substantially all of which represented principal, was $3.4 million.

NOTE 7 - SHARE-BASED COMPENSATION

The Company has a share-based compensation plan ("Plan"), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to, shares of the Company's common stock may be granted from shares authorized but unissued or shares previously issued and reacquired by the Company. The maximum number of shares of common stock approved by the Company’s shareholders to be issued under the Plan was increased from six million shares to nine million shares during fiscal year 2014. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. Total share-based compensation costs for the three and nine month periods ended August 2, 2015, were $0.9 million and $2.8 million, respectively, and $1.0 million and $3.1 million for the three and nine month periods ended August 3, 2014, respectively. The Company received cash from option exercises of $1.1 million and $2.1 million for the three and nine month periods ended August 2, 2015, respectively, and $0.1 million and $0.8 million for the three and nine month periods ended August 3, 2014, respectively. No share-based compensation cost was capitalized as part of an asset and no related income tax benefits were recorded during the periods presented.

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

Index
The weighted-average inputs and risk-free rate of return ranges used to calculate the grant date fair value of options issued during the three and nine month periods ended August 2, 2015 and August 3, 2014, are presented in the following table.

	Three Months Ended		Nine Months Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014

Expected volatility	42.9%	58.1%	53.9%	61.0%

Risk free rate of return	1.4% – 1.6%	1.4%	1.3% - 1.6%	1.4%

Dividend yield	N/A	N/A	N/A	N/A

Expected term	4.7 years	4.6 years	4.7 years	4.6 years

Information on outstanding and exercisable option awards as of August 2, 2015, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at August 2, 2015	3,873,693	$7.29	6.3 years	$7,075

Exercisable at August 2, 2015	2,323,643	$6.92	4.8 years	$6,110

There were 63,000 share options granted during the three month period ended August 2, 2015, with a weighted-average grant date fair value of $3.46 per share, and there were 20,000 share options granted during the three month period ended August 3, 2014, with a weighted-average grant date fair value of $4.24 per share. There were 667,800 share options granted during the nine month period ended August 2, 2015, with a weighted-average grant date fair value of $3.82 per share and 632,500 share options granted during the nine month period ended August 3, 2014, with a weighted-average grant date fair value of $4.44 per share. As of August 2, 2015, the total unrecognized compensation cost related to unvested option awards was approximately $4.5 million. That cost is expected to be recognized over a weighted-average amortization period of 2.5 years.

Restricted Stock

The Company periodically grants restricted stock awards. The restrictions on these awards typically lapse over a service period of less-than-one year to four years. 10,000 restricted stock awards were granted during the three month period ended August 2, 2015, with a weighted-average grant date fair value of $8.84 per share and 121,334 restricted stock awards were issued during the nine month period ended August 2, 2015, with a weighted-average grant date fair value of $8.28 per share. No restricted stock awards were granted during the three month period ended August 3, 2014, and 111,667 restricted stock awards were issued during the nine month period ended August 3, 2014, with a weighted-average grant date fair value of $8.86 per share. As of August 2, 2015, the total compensation cost not yet recognized related to unvested restricted stock awards was approximately $1.1 million. That cost is expected to be recognized over a weighted-average amortization period of 2.1 years. As of August 2, 2015, there were 212,776 shares of restricted stock outstanding.

NOTE 8 - INCOME TAXES

   The effective tax rate differs from the U.S. statutory rate of 35% in the three and nine month periods ended August 2, 2015 and August 3, 2014, primarily due to earnings being taxed at lower statutory rates in foreign jurisdictions, the partial reversal of a deferred tax asset valuation allowance, and various investment credits in foreign jurisdictions. Valuation allowances in jurisdictions with historic losses eliminate the effective rate impact of these jurisdictions.

   During the three month period ended May 3, 2015, the Company determined that deferred tax assets of $1.5 million, whose realization was previously not considered to be more likely than not, are realizable. Therefore, their related valuation allowances were reduced and the deferred tax assets were recognized. In the three month period ended August 2, 2015, $0.2 million of additional deferred tax assets were recognized.

Index
   Unrecognized tax benefits related to uncertain tax positions were $5.6 million at August 2, 2015, and $5.1 million at November 2, 2014, of which $5.5 million and $5.0 million, respectively, would, if recognized, favorably impact the Company's effective tax rate. Accrued interest and penalties related to unrecognized tax benefits was $0.2 million at August 2, 2015, $0.1 million of which was recognized during the nine month period ended August 2, 2015. As of August 2, 2015, the total amount of unrecognized tax benefits is not expected to significantly increase or decrease in the next twelve months.

   Due to changes in the operational structure of a foreign subsidiary and a related redemption of the subsidiary’s investment in shares of an affiliate, the Company has determined that, as of August 2, 2015, the historic and future accumulated earnings of that subsidiary were not required for future reinvestment. Accordingly, earnings of $127.2 million that were considered to be indefinitely reinvested at November 2, 2014, were reduced by $16.4 million, against which a $5.7 million deferred tax liability that is offset by fully valued loss carryforwards has been established.

   PKLT, the Company's FPD manufacturing facility in Taiwan, has been accorded a tax holiday that started in 2012 and expires in 2017. The PKLT tax holiday had no dollar or per share effect on the financial results of the three or nine month periods ended August 2, 2015 and August 3, 2014. PDMC, as a result of the DPTT Acquisition, acquired an IC manufacturing facility in Taiwan that has been accorded a tax holiday that commenced in 2015 and expires in 2019. The Company realized $0.1 million and $0.2 million in tax benefits from the PDMC tax holiday for the three and nine month periods ended August 2, 2015, respectively, and no dollar benefit for the three and nine month periods ended August 3, 2014. The tax holiday had no per share effect on the financial results for the three or nine month periods ended August 2, 2015 and August 3, 2014.

NOTE 9 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented below.

	Three Months Ended		Nine Months Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014

Net income attributable to Photronics, Inc. shareholders	$12,106	$4,186	$26,003	$21,719
Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effects	1,071	-	3,292	4,626

Earnings for diluted earnings per share	$13,177	$4,186	$29,295	$26,345

Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	66,454	61,436	66,250	61,336
Effect of dilutive securities:
Convertible notes	11,085	-	11,085	15,423
Share-based payment awards	1,030	996	965	947

Potentially dilutive common shares	12,115	996	12,050	16,370

Weighted-average common shares used for diluted earnings per share	78,569	62,432	78,300	77,706

Basic earnings per share	$0.18	$0.07	$0.39	$0.35
Diluted earnings per share	$0.17	$0.07	$0.37	$0.34

Index
The table below shows the outstanding weighted-average share-based payment awards that were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market value of the common shares for the period, and convertible notes that, if converted, would have been antidilutive.

	Three Months Ended		Nine Months Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014

Share-based payment awards	1,667	1,869	1,636	2,044
Convertible notes	-	15,423	-	-

Total potentially dilutive shares excluded	1,667	17,292	1,636	2,044

NOTE 10 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following tables set forth the changes in the Company's accumulated other comprehensive income by component (net of tax of $0) for the three and nine month periods ended August 2, 2015 and August 3, 2014:

	Three Months Ended August 2, 2015
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at May 3, 2015	$15,648	$(370)	$(440)	$14,838
Other comprehensive income (loss) before reclassifications	(25,342)	-	16	(25,326)
Amounts reclassified from other comprehensive income	-	32	-	32

Net current period other comprehensive income (loss)	(25,342)	32	16	(25,294)
Less: other comprehensive income (loss) attributable to noncontrolling interests	(2,208)	-	8	(2,200)

Balance at August 2, 2015	$(7,486)	$(338)	$(432)	$(8,256)

	Three Months Ended August 3, 2014
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at May 4, 2014	$30,928	$(498)	$(411)	$30,019
Other comprehensive income before reclassifications	2,088	-	-	2,088
Amounts reclassified from other comprehensive income	-	32	-	32

Net current period other comprehensive income	2,088	32	-	2,120
Less: other comprehensive income attributable to noncontrolling interests	541	-	4	545

Balance at August 3, 2014	$32,475	$(466)	$(415)	$31,594

Index
	Nine Months Ended August 2, 2015
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at November 2, 2014	$22,651	$(434)	$(443)	$21,774
Other comprehensive income (loss) before reclassifications	(32,915)	-	21	(32,894)
Amounts reclassified from other comprehensive income	-	96	-	96

Net current period other comprehensive income (loss)	(32,915)	96	21	(32,798)
Less: other comprehensive income (loss) attributable to noncontrolling interests	(2,778)	-	10	(2,768)

Balance at August 2, 2015	$(7,486)	$(338)	$(432)	$(8,256)

	Nine Months Ended August 3, 2014
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at November 3, 2013	$27,797	$(562)	$(832)	$26,403
Other comprehensive income before reclassifications	5,176	-	18	5,194
Amounts reclassified from other comprehensive income	-	96	-	96

Net current period other comprehensive income	5,176	96	18	5,290
Less: other comprehensive income attributable to noncontrolling interests	498	-	-	498
Other comprehensive income allocated to noncontrolling interests	-	-	411	411
Redemption of common stock by subsidiary	-	-	(12)	(12)

Balance at August 3, 2014	$32,475	$(466)	$(415)	$31,594

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

The Company did not have any assets or liabilities measured at fair value on a recurring or nonrecurring basis at August 2, 2015 or November 2, 2014.

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

The table below presents the fair and carrying values of the Company's convertible senior notes at August 2, 2015 and November 2, 2014.

	August 2, 2015		November 2, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value

3.25% convertible senior notes due 2016	$59,329	$57,500	$122,544	$115,000
3.25% convertible senior notes due 2019	$60,835	$57,500	$-	$-

NOTE 12 - SUBSIDIARY SHARE REPURCHASE

In June 2015 the Company increased its ownership interest in PKL, a subsidiary of the Company based in Korea, to 99.77% from 99.75%, by purchasing 15,000 shares of its common stock from noncontrolling interests at a cost of $0.1 million.

In January 2014 the Company increased its ownership percentage in PSMC, a subsidiary of the Company based in Taiwan, to 100% at a cost of $1.7 million for the then remaining 3.0 million shares that were not owned by the Company. In April 2014 DPTT merged into PSMC to form PDMC. See Note 2 for further discussion relating to this transaction.

The table below presents the effect of the change in the Company’s ownership interest in its subsidiaries on the Company's equity for the three and nine month periods ended August 2, 2015 (15 thousand shares of common stock acquired), and the nine month period ended August 3, 2014, (3.0 million shares of common stock acquired and 112.9 million shares of common stock issued). The Company’s ownership interest in its subsidiaries did not change during the three month period ended August 3, 2014.

	Three Months Ended		Nine Months Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014

Net income attributable to Photronics, Inc. shareholders	$12,106	$4,186	$26,003	$21,719

Increase (decrease) in Photronics, Inc.'s additional paid-in capital	27	-	27	(6,182)

Increase in Photronics, Inc. shareholders’ accumulated other comprehensive income	-	-	-	399

Change from net income attributable to Photronics, Inc. shareholders and transfer from noncontrolling interest	$12,133	$4,186	$26,030	$15,936

NOTE 13 - COMMITMENTS AND CONTINGENCIES

As of August 2, 2015, the Company had commitments outstanding for capital expenditures of approximately $3 million.

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

    In May 2014 the FASB issued ASU 2014-09 – “Revenue from Contracts with Customers,” which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of this ASU is that revenue should be recognized for the amount of consideration expected to be received for promised goods or services transferred to customers. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, and assets recognized for costs incurred to obtain or fulfill a contract. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. In August 2015 the FASB issued ASU 2015-14 “Deferral of the Effective date,” which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for the Company in its first quarter of fiscal 2019. Early adoption is permitted but not before the Company’s original effective date of its first quarter of fiscal 2018. The Company is evaluating the transition method that will be elected and the potential effects of the adoption of this ASU on its financial statements.

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

Index
Material Changes in Results of Operations
Three and Nine Months ended August 2, 2015 and August 3, 2014

The following table represents selected operating information expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(71.7)	(77.1)	(74.2)	(77.7)

Gross margin	28.3	22.9	25.8	22.3
Selling, general and administrative expenses	(9.4)	(9.9)	(9.6)	(11.5)
Research and development expenses	(4.8)	(4.1)	(4.4)	(4.9)

Operating income	14.1	8.9	11.8	5.9
Gain on acquisition	-	-	-	4.9
Other income (expense), net	0.2	(1.0)	(0.7)	(1.0)

Income before income tax provision	14.3	7.9	11.1	9.8
Income tax provision	(2.6)	(2.0)	(2.0)	(2.2)

Net income	11.7	5.9	9.1	7.6
Net income attributable to noncontrolling interests	(2.5)	(2.5)	(2.3)	(1.0)

Net income attributable to Photronics, Inc. shareholders	9.2%	3.4%	6.8%	6.6%

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three months ended August 2, 2015 (Q3-15) and August 3, 2014 (Q3-14) and for the nine months ended August 2, 2015 (YTD-15) and August 3, 2014 (YTD-14), in millions of dollars.

Net Sales

	Three Months Ended			Nine Months Ended
	Q3-15	Q3-14	Percent Change	YTD-15	YTD-14	Percent Change

IC	$104.0	$100.6	3.4%	$309.3	$253.4	22.1%
FPD	27.7	24.3	14.1%	73.2	77.9	(6.1)%

Total net sales	$131.7	$124.9	5.5%	$382.5	$331.3	15.5%

Net sales for Q3-15 increased 5.5% to $131.7 million as compared to $124.9 million for Q3-14. The increase was primarily a result of increased high-end sales of both IC and FPD photomasks. Revenues attributable to high-end products increased by $5.4 million to $57.0 million in Q3-15 as compared to $51.6 million in Q3-14. High-end photomask applications include mask sets for 45 nanometer and below for IC products, and G8 and above and active matrix organic light-emitting diode (AMOLED) display screen technologies for FPD products. By geographic area, net sales in Q3-15, as compared to Q3-14, increased (decreased) by $(1.8) million or (3.5)% to $50.5 million in Taiwan, $4.4 million or 13.1% to $37.6 million in Korea, $5.4 million or 19.1% to $33.8 million in the United States, and $(0.8) million or (8.4)% to $9.1 million in Europe.

Index
Net sales for YTD-15 increased to $382.5 million as compared to $331.3 million for YTD-14 principally associated with the acquisition of DPTT in Taiwan as discussed in Note 2 to the condensed consolidated financial statements, and to a lesser extent, increased sales in the United States. Revenues attributable to high-end products increased by $43.8 million to $165.4 million in YTD-15 as compared to $121.6 million in YTD-14, primarily due to increased high-end IC sales in Taiwan, which was partially offset by lower high-end FPD sales.

The Company’s quarterly revenues can be affected by the seasonal purchasing of its customers. Demand for the Company's products is typically negatively impacted during the first six months of its fiscal year by the North American, European and Asian holiday periods, as some customers reduce their effective workdays and orders during this period.

Gross Margin

	Three Months Ended			Nine Months Ended
	Q3-15	Q3-14	Percent Change	YTD-15	YTD-14	Percent Change

Gross margin	$37.2	$28.7	30.0%	$98.5	$73.7	33.6%
Percentage of net sales	28.3%	22.9%		25.8%	22.3%

Gross margin percentage increased to 28.3% in Q3-15 from 22.9% in Q3-14 primarily due to increased sales and improved manufacturing efficiencies. The gross margin percentage increased to 25.8% in YTD-15 from 22.3% in YTD-14 primarily due to increased sales. The Company operates in a high fixed cost environment and, to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.

Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	Q3-15	Q3-14	Percent Change	YTD-15	YTD-14	Percent Change

Selling, general and administrative expenses	$12.4	$12.4	-%	$36.8	$38.1	(3.4)%
Percentage of net sales	9.4%	9.9%		9.6%	11.5%

Selling, general and administrative expenses were $12.4 million in Q3-15 and Q3-14, and were $36.8 million in YTD-15 and $38.1 million in YTD-14. The year-to-date decrease was primarily the result of expenses related to the acquisition of DPTT of $2.5 million in YTD-14 as discussed in Note 2 to the condensed consolidated financial statements.

Research and Development

	Three Months Ended			Nine Months Ended
	Q3-15	Q3-14	Percent Change	YTD-15	YTD-14	Percent Change

Research and development	$6.3	$5.2	20.3%	$16.7	$16.1	3.9%
Percentage of net sales	4.8%	4.1%		4.4%	4.9%

Research and development expenses consist primarily of global development efforts related to high-end process technologies for advanced sub-wavelength reticle solutions for IC technologies. Research and development expenses increased by $1.1 million to $6.3 million in Q3-15, as compared to $5.2 million in Q3-14, and by $0.6 million to $16.7 million in YTD-15, as compared to $16.1 million in YTD-14. The increased research and development expenses in Q3-15 and YTD-15 as compared to the same periods in the prior year were primarily due to increased activities at advanced nanometer technology nodes for IC photomasks.

Index
Other Income (Expense), net

	Three Months Ended		Nine Months Ended
	Q3-15	Q3-14	YTD-15	YTD-14

Gain on acquisition	$-	$-	$-	$16.4
Interest expense	(1.2)	(1.8)	(3.8)	(5.6)
Interest and other income (expense), net	1.4	0.6	1.3	2.3

Other income (expense), net	$0.2	$(1.2)	$(2.5)	$13.1

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

Interest expense decreased by $0.6 million in Q3-15, as compared to Q3-14, and by $1.8 million in YTD-15, as compared to YTD-14, primarily as a result of reduced outstanding borrowing balances.

Interest and other income (expense), net, increased in Q3-15 as compared to Q3-14 by $0.8 million primarily as a result of increased foreign currency gains offset in part by reduced interest income. Interest and other income, net, decreased by $1.0 million in YTD-15, as compared to YTD-14, primarily as a result of financing expenses related to the Company’s exchange of convertible debt in Q1-15 and reduced interest income, which were offset in part by increased foreign currency gains.

Income Tax Provision

	Three Months Ended		Nine Months Ended
	Q3-15	Q3-14	YTD-15	YTD-14

Income tax provision	$3.4	$2.5	$7.8	$7.3

Effective income tax rate	18.0%	25.7%	18.3%	22.3%

   The Company’s effective income tax rate is sensitive to its jurisdictional mix of earnings, due in part to the non-recognition of tax benefits on losses in jurisdictions in which the Company has established valuation allowances for such benefits.

   The effective income tax rate decrease in Q3-15, as compared with Q3-14, was primarily attributable to a greater percentage of income before income taxes being earned in jurisdictions where the Company maintains valuation allowances and, therefore, does not recognize a tax expense or benefit. The effective income tax rate decrease in YTD-15, as compared with YTD-14, was primarily attributable to a reduction in fiscal year 2015 of a deferred tax asset valuation allowance and a greater percentage of income before income taxes being earned in jurisdictions where the Company maintains valuation allowances, while in fiscal year 2014 a non-taxable gain related to the DPTT Acquisition was offset by a lower percentage of income before income taxes being earned in jurisdictions in which the Company maintains valuation allowances (and, therefore, does not recognize a tax expense or benefit).

   As of each reporting date, the Company considers new evidence, both positive and negative, that could impact management’s views with regards to the future realization of deferred tax assets. In Q2-15, the Company determined that sufficient positive evidence existed in a foreign jurisdiction that it was more likely than not that additional deferred taxes of $1.5 million were realizable and, therefore, reduced the valuation allowance accordingly.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $0.1 million to $3.3 million in Q3-15, as compared to $3.2 million in Q3-14, and by $5.1 million to $8.7 million in YTD-15, as compared to $3.6 million in YTD-14, primarily as a result of changes in the ownership structure of the Company’s IC manufacturing facility located in Taiwan. During Q2-14, the Company exchanged a 49.99% noncontrolling interest in PDMC, the Company’s IC manufacturing subsidiary in Taiwan, in return for the net assets of an acquiree. See Notes 2 and 12 of the condensed consolidated financial statements for further information.

Index
Liquidity and Capital Resources

The Company's working capital was $179.0 million at August 2, 2015, and $197.4 million at November 2, 2014. The decrease in working capital was primarily related to planned capital equipment purchases. Cash and cash equivalents were $191.6 million at August 2, 2015, and $192.9 million at November 2, 2014. Net cash provided by operating activities was $91.8 million for the nine month period ended August 2, 2015, as compared to $61.8 million for the nine month period ended August 3, 2014, the increase primarily due to increased income in 2015, as well as net income in 2014 included a $16.4 million noncash acquisition gain as discussed in Note 2 to the condensed consolidated financial statements. Net cash used in investing activities for the nine month period ended August 2, 2015, was $80.4 million, which was comprised primarily of capital expenditure payments. Net cash used in financing activities of $4.9 million for the nine month period ended August 2, 2015, was primarily comprised of repayments of long-term borrowings, offset in part by proceeds received from share-based arrangements. The Company may use its cash available on hand for operations, capital expenditures, debt repayments, strategic opportunities, stock repurchases or other corporate uses, any of which may be material.

On March 24, 2015, the Company announced that the MP Mask joint venture would not be renewed after May 5, 2016. The MP Mask operating agreement provides that Micron will make a payment to the Company to purchase the Company’s equity interest in MP Mask based on the Company’s ownership percentage of the net book value of MP Mask at that time, which, as of March 5, 2015, was approximately $93 million.

    As of August 2, 2015, and November 2, 2014, the Company’s total cash and cash equivalents include $88.1 million and $105.9 million, respectively, held by its foreign subsidiaries. A repatriation of these funds to the U.S., in certain jurisdictions, may be subject to U.S. federal income and local country withholding taxes. The majority of earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested. The Company’s foreign subsidiaries continue to grow through the reinvestment of earnings in additional manufacturing capacity and capability, particularly in the high-end IC and FPD areas.

   In January 2015 the Company privately exchanged $57.5 million in aggregate principal amount of its 3.25% convertible senior notes with a maturity date of April 1, 2016, for new 3.25% convertible senior notes with an aggregate principal amount of $57.5 million with a maturity date of April 1, 2019. The conversion rate of the new notes is the same as that of the exchanged notes, which were issued in March 2011 with a conversion rate of approximately 96 shares of common stock per $1,000 note principal, equivalent to a conversion price of $10.37 per share of common stock, and is subject to adjustment upon the occurrence of certain events, which are described in the indenture dated January 22, 2015. Note holders may convert each $1,000 principal amount of notes at any time prior to the close of business on the second scheduled trading day immediately preceding April 1, 2019, and the Company is not required to redeem the notes prior to their maturity date. Interest on the notes accrues in arrears, and is paid semiannually through the notes’ maturity date. The Company intends to repay $50 million of its outstanding 3.25% convertible senior notes due in April 2016 with borrowings against its credit facility and, therefore, has classified $50 million of these notes that were outstanding as of August 2, 2015, as long term.

   In April 2014 the Company acquired DPTT, which was a non-cash transaction that resulted in the Company owning 50.01% and DNP owning 49.99% of PDMC, whose financial results are included in the Company’s consolidated financial statements. PDMC has generated, and is expected to continue to generate, sufficient cash flows to fund its operating and capital requirements. See Note 2 of the consolidated financial statements for more information.

   The Company’s credit facility, which expires in December 2018, has a $50 million limit with an expansion capacity to $75 million, and is secured by substantially all of the Company’s assets located in the United States and common stock the Company owns in certain of its foreign subsidiaries. The credit facility is subject to a minimum interest coverage ratio, total leverage ratio and minimum unrestricted cash balance financial covenants, all of which the Company was in compliance with at August 2, 2015. The Company had no outstanding borrowings against the credit facility at August 2, 2015, and $50 million was available for borrowing. The interest rate on the credit facility (1.69% at August 2, 2015) is based on the Company’s total leverage ratio at LIBOR plus a spread, as defined in the credit facility.

    In January 2014 the Company acquired all of the 3.0 million shares of PSMC that were then held by noncontrolling interests at a cost of $1.7 million.

     As of August 2, 2015, the Company had capital equipment commitments outstanding of approximately $3 million. The Company believes that its currently available resources, together with its capacity for growth, and its access to equity and other financing sources, will be sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the next twelve months. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations, existing cash, and cash available under its credit facility.

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

Off-Balance Sheet Arrangements

Under the MP Mask joint venture operating agreement, in order to maintain its 49.99% ownership interest, the Company may be required to make additional capital contributions to the joint venture up to the maximum amount specified in the operating agreement. Cumulatively through August 2, 2015, the Company has contributed $32.5 million to the joint venture and has received distributions from the joint venture totaling $10.0 million. On March 24, 2015, the Company announced that the MP Mask joint venture would not be renewed after May 5, 2016.

Under the PDMC operating agreement, the shareholders of PDMC may be requested to make additional contributions to PDMC. In the event that PDMC requests additional capital from its shareholders, the Company may be required to make additional capital contributions to PDMC in order to maintain its 50.01% ownership. The PDMC operating agreement limits the amount of contributions that may be requested during both the first four years of PDMC and during any individual year within those first four years. As of August 2, 2015, the Company has not been requested nor made any additional capital contributions to PDMC.

The Company leases certain office facilities and equipment under operating leases that may require it to pay taxes, insurance and maintenance expenses related to the properties. Certain of these leases contain renewal or purchase options exercisable at the end of the lease terms.

Business Outlook

    A majority of the Company's revenue growth is expected to continue to come from the Asian region, as customers increase their use of manufacturing foundries located outside of North America and Europe. Additional revenue growth is also anticipated in North America, as the Company expects to continue to benefit from advanced technology it may utilize under its technology licenses with Micron.

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

     The Company attempts to minimize its risk of foreign currency transaction losses by producing its products in the same country in which the products are sold (thereby generating revenues and incurring expenses in the same currency), and by managing its working capital. However, in some instances, the Company sells products in a currency other than the functional currency of the country where it was produced or purchases products in a currency that differs from the functional currency of the purchasing manufacturing facility. There can be no assurance that this approach will continue to be successful, especially in the event of a significant adverse movement in the value of any foreign currency against the U.S. dollar, the New Taiwan dollar or the Korean won.

     The Company's primary net foreign currency exposures as of August 2, 2015, included the Korean won, the Japanese yen, the New Taiwan dollar, the Singapore dollar, the British pound, and the euro. As of August 2, 2015, a 10% adverse movement in the value of these currencies against the U.S. dollar would have resulted in a net unrealized pre-tax loss of $4.2 million. The Company does not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have a material effect on its consolidated financial position, results of operations, or cash flows.

Index
Interest Rate Risk

    At August 2, 2015, the Company did not have any variable rate borrowings. A 10% change in interest rates would not have had a material effect on the Company’s consolidated financial position, results of operations, or cash flows in the three or nine month periods ended August 2, 2015.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    The Company has established and currently maintains disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), designed to provide reasonable assurance that information required to be disclosed in its reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

    There was no change in the Company's internal control over financial reporting during the Company's third quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	RISK FACTORS

    There have been no material changes to risks relating to the Company's business as disclosed in Part 1, Item 1A of the Company's Form 10-K for the year ended November 2, 2014.

Index
Item 6.	EXHIBITS

	(a)	Exhibits

		Exhibit Number	Description

		10.28	Executive Employment Agreement between the Company and Peter Kirlin dated May 4, 2015.

		10.31	Executive Employment Agreement between the Company and Constantine Macricostas dated May 4, 2015.

		31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		101.INS	XBRL Instance Document

		101.SCH	XBRL Taxonomy Extension Schema Document

		101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

		101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

		101.LAB	XBRL Taxonomy Extension Label Linkbase Document

		101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ SEAN T. SMITH
Sean T. Smith
Senior Vice President
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date:  September 9, 2015