Form 10-Q
period 2016-01-31
PHOTRONICS INC
filed 2016-03-03
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 0-15451

PHOTRONICS, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-0854886
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15 Secor Road, Brookfield, Connecticut	06804
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(203) 775-9000

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 26, 2016
Common Stock, $0.01 par value	67,279,545 Shares

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Photronics, Inc. (“Photronics” or the “Company” or “we”). These statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be identified by words like “expect,” “anticipate,” “believe,” “plan,” “project,” “could,” “estimate,” “intend,” “may,” “will” and similar expressions, or the negative of such terms, or other comparable terminology. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this quarterly report on Form 10-Q or in other documents filed with the Securities and Exchange Commission, in press releases or in the Company’s communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls regarding, among other things, the consummation and benefits of transactions and acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. Various factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements expressed or implied by forward-looking statements. Factors that might affect forward-looking statements include, but are not limited to, overall economic and business conditions; economic and political conditions in international markets; the demand for the Company’s products; competitive factors in the industries and geographic markets in which the Company competes; federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate and other capital market conditions, including changes in the market price of the Company’s securities; foreign currency exchange rate fluctuations; changes in technology; the timing, impact, and other uncertainties relating to transactions and acquisitions, divestitures and joint ventures as well as decisions the Company may make in the future regarding the Company’s business, capital and organizational structure and other matters; the seasonal and cyclical nature of the semiconductor and flat panel display industries; management changes; damage or destruction to the Company’s facilities, or the facilities of its customers or suppliers, by natural disasters, labor strikes, political unrest, or terrorist activity; the ability of the Company to (i) place new equipment in service on a timely basis; (ii) obtain additional financing; (iii) achieve anticipated synergies and cost savings; (iv) fully utilize its tools; (v) achieve desired yields, pricing, product mix, and market acceptance of its products and (vi) obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements, except as otherwise required by securities and other applicable laws.

PHOTRONICS, INC.
AND SUBSIDIARIES

Index
PART I.	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	January 31, 2016	November 1, 2015

ASSETS

Current assets:
Cash and cash equivalents	$231,444	$205,867
Accounts receivable, net of allowance of $3,228 in 2016 and $3,301 in 2015	99,936	110,056
Inventories	21,760	24,157
Other current assets	19,840	24,034

Total current assets	372,980	364,114

Property, plant and equipment, net	519,272	547,284
Investment in joint venture	92,931	93,021
Intangible assets, net	23,184	24,616
Deferred income taxes	10,675	11,908
Other assets	4,308	4,612

Total assets	$1,023,350	$1,045,555

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term borrowings	$63,955	$65,495
Accounts payable	69,937	87,983
Accrued liabilities	32,473	39,214

Total current liabilities	166,365	192,692

Long-term borrowings	66,224	67,120
Other liabilities	23,298	23,677

Total liabilities	255,887	283,489

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 67,081 shares issued and outstanding at January 31, 2016 and 66,602 shares issued and outstanding at November 1, 2015	671	666
Additional paid-in capital	529,337	526,402
Retained earnings	151,062	130,060
Accumulated other comprehensive loss	(28,005)	(10,573)

Total Photronics, Inc. shareholders’ equity	653,065	646,555
Noncontrolling interests	114,398	115,511

Total equity	767,463	762,066

Total liabilities and equity	$1,023,350	$1,045,555

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	January 31, 2016	February 1, 2015

Net sales	$129,956	$123,505

Costs and expenses:

Cost of sales	(94,520)	(95,321)

Selling, general and administrative	(12,198)	(11,944)

Research and development	(5,700)	(4,681)

Operating income	17,538	11,559

Other income (expense):
Gain on sale of investment	8,785	-
Interest expense	(1,174)	(1,370)
Interest and other income (expense), net	2,052	87

Income before income tax provision	27,201	10,276

Income tax provision	(3,700)	(3,134)

Net income	23,501	7,142

Net income attributable to noncontrolling interests	(2,499)	(3,305)

Net income attributable to Photronics, Inc. shareholders	$21,002	$3,837

Earnings per share:

Basic	$0.31	$0.06

Diluted	$0.28	$0.06

Weighted-average number of common shares outstanding:

Basic	66,807	66,066

Diluted	79,136	67,020

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended
	January 31, 2016	February 1, 2015

Net income	$23,501	$7,142

Other comprehensive income (loss), net of tax of $0:

Foreign currency translation adjustments	(21,076)	(20,074)

Amortization of cash flow hedge	32	32

Total other comprehensive loss, net of tax	(21,044)	(20,042)

Comprehensive income (loss)	2,457	(12,900)

Less: comprehensive loss attributable to noncontrolling interests	1,113	558

Comprehensive income (loss) attributable to Photronics, Inc. shareholders	$3,570	$(12,342)

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	January 31, 2016	February 1, 2015

Cash flows from operating activities:
Net income	$23,501	$7,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,628	20,854
Gain on sale of investment	(8,785)	-
Changes in assets and liabilities:
Accounts receivable	7,175	(7,888)
Inventories	1,655	(1,998)
Other current assets	3,189	(4,544)
Accounts payable, accrued liabilities, and other	(3,975)	8,734

Net cash provided by operating activities	43,388	22,300

Cash flows from investing activities:
Purchases of property, plant and equipment	(21,539)	(40,371)
Proceeds from sale of investment	8,785	-
Other	193	43

Net cash used in investing activities	(12,561)	(40,328)

Cash flows from financing activities:
Repayments of long-term borrowings	(2,437)	(2,367)
Proceeds from share-based arrangements	2,063	768

Net cash used in financing activities	(374)	(1,599)

Effect of exchange rate changes on cash and cash equivalents	(4,876)	(4,692)

Net increase (decrease) in cash and cash equivalents	25,577	(24,319)
Cash and cash equivalents at beginning of period	205,867	192,929

Cash and cash equivalents at end of period	$231,444	$168,610

Supplemental disclosure of non-cash information:

Accrual for property, plant and equipment purchased during the period	$5,246	$54,510

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended January 31, 2016 and February 1, 2015
(unaudited)
(in thousands, except share amounts and per share data)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

Photronics, Inc. and its subsidiaries (“Photronics” or “the Company”) is one of the world’s leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays (“FPDs”), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits (“ICs”) and a variety of FPDs and, to a lesser extent, other types of electrical and optical components. The Company currently operates principally from nine manufacturing facilities, two of which are located in Europe, three in Taiwan, one in Korea, and three in the United States.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The Company is typically impacted during its first fiscal quarter by the North American and European holiday periods, as some customers reduce their effective workdays and orders during these periods. Additionally, the Company can be impacted during its first or second quarter by the Asian New Year holiday period, which may also reduce customer orders. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending October 30, 2016. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 1, 2015.

NOTE 2 - CHANGES IN EQUITY

The following tables set forth the Company’s consolidated changes in equity for the three months ended January 31, 2016 and February 1, 2015:

	Three Months Ended January 31, 2016
	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
	Shares	Amount

Balance at November 1, 2015	66,602	$666	$526,402	$130,060	$(10,573)	$115,511	$762,066

Net income	-	-	-	21,002	-	2,499	23,501
Other comprehensive loss	-	-	-	-	(17,432)	(3,612)	(21,044)
Sale of common stock through employee stock option and purchase plans	384	4	2,039	-	-	-	2,043
Restricted stock awards vesting and expense	95	1	250	-	-	-	251
Share-based compensation expense	-	-	646	-	-	-	646

Balance at January 31, 2016	67,081	$671	$529,337	$151,062	$(28,005)	$114,398	$767,463

Index
	Three Months Ended February 1, 2015
	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Equity
	Shares	Amount

Balance at November 2, 2014	65,930	$659	$520,182	$85,435	$21,774	$111,444	$739,494

Net income	-	-	-	3,837	-	3,305	7,142
Other comprehensive loss	-	-	-	-	(16,179)	(3,863)	(20,042)
Sale of common stock through employee stock option and purchase plans	166	2	526	-	-	-	528
Restricted stock awards vesting and expense	113	1	272	-	-	-	273
Share-based compensation expense	-	-	600	-	-	50	650

Balance at February 1, 2015	66,209	$662	$521,580	$89,272	$5,595	$110,936	$728,045

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	January 31, 2016	November 1, 2015

Land	$8,011	$8,172
Buildings and improvements	119,168	121,472
Machinery and equipment	1,419,518	1,458,623
Leasehold improvements	18,279	18,856
Furniture, fixtures and office equipment	12,360	12,700
Construction in progress	10,635	6,657

	1,587,971	1,626,480
Less accumulated depreciation and amortization	1,068,699	1,079,196

	$519,272	$547,284

Equipment under capital leases are included in above property, plant and equipment as follows:

	January 31, 2016	November 1, 2015

Machinery and equipment	$56,245	$56,245
Less accumulated amortization	17,461	16,054

	$38,784	$40,191

Depreciation and amortization expense for property, plant and equipment was $19.1 million and $19.2 million for the three month periods ended January 31, 2016 and February 1, 2015, respectively.

Index
NOTE 4 - JOINT VENTURE, TECHNOLOGY LICENSE AND OTHER AGREEMENTS WITH MICRON TECHNOLOGY, INC.

In May 2006, Photronics and Micron Technology, Inc. (“Micron”) entered into the MP Mask joint venture (“MP Mask”), which develops and produces photomasks for leading-edge and advanced next generation semiconductors. At the time of the formation of the joint venture, the Company also entered into both an agreement to license photomask technology developed by Micron and certain supply agreements.

This joint venture is a variable interest entity (“VIE”) (as that term is defined by the Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”)) because all costs of the joint venture are passed on to the Company and Micron through purchase agreements they have entered into with the joint venture, and it is dependent upon the Company and Micron for any additional cash requirements. On a quarterly basis the Company reassesses whether its interest in MP Mask gives it a controlling financial interest in this VIE. The purpose of this quarterly reassessment is to identify the primary beneficiary (which is defined in the ASC as the entity that consolidates a VIE) of the VIE. As a result of the reassessment in the current quarter, the Company determined that Micron is still the primary beneficiary of the VIE, by virtue of its tie-breaking voting rights within MP Mask’s Board of Managers, thereby giving it the power to direct the activities of MP Mask that most significantly impact its economic performance, including its decision making authority in the ordinary course of business and its purchasing the majority of products produced by the VIE.

The Company has utilized MP Mask for both high-end IC photomask production and research and development purposes. MP Mask charges its variable interest holders based on their actual usage of its facility. MP Mask separately charges for any research and development activities it engages in at the requests of its owners. The Company recorded cost of sales of $2.2 million and $1.3 million during the three month periods ended January 31, 2016 and February 1, 2015, respectively, and research and development expenses of $0.2 million during the three month periods ended January 31, 2016 and February 1, 2015. As of January 31, 2016 and November 1, 2015, the Company owed MP Mask $5.6 million and $4.3 million, respectively, and had a receivable from Micron of $6.9 million and $6.4 million, respectively, both primarily related to the aforementioned supply agreements.

MP Mask is governed by a Board of Managers, appointed by Micron and the Company. Since MP Mask’s inception, Micron, as a result of its majority ownership, has held majority voting power on the Board of Managers. The voting power held by each party is subject to change as ownership interests change. Under the MP Mask joint venture operating agreement, the Company may be required to make additional capital contributions to MP Mask up to the maximum amount defined in the operating agreement. However, should the Board of Managers determine that further additional funding is required, MP Mask shall pursue its own financing. If MP Mask is unable to obtain its own financing, it may request additional capital contributions from the Company. Should the Company choose not to make a requested contribution to MP Mask, its ownership percentage may be reduced.

The Company’s investment in the VIE, which represents its maximum exposure to loss, was $92.9 million at January 31, 2016 and $93.0 million November 1, 2015. This amount is reported in the Company’s condensed consolidated balance sheets as “Investment in joint venture”. The Company recorded a loss of $0.1 million from its investment in the three month period ended January 31, 2016, and recorded no income or loss in the three month period ended February 1, 2015. Income or loss from the VIE is included in “Interest and other income (expense), net” in the condensed consolidated statements of income.

On March 24, 2015, the Company announced that the MP Mask joint venture would not be renewed after May 5, 2016. The MP Mask operating agreement provides that Micron will make a payment to the Company to purchase the Company’s equity interest in MP Mask based on the Company’s ownership percentage of the net book value of MP Mask at that time, which, as of January 18, 2016, was approximately $93 million. The Company does not expect that it will incur a significant gain or loss on this transaction. Concurrently, the Company announced that it entered into supply and technology license agreements with Micron. This supply agreement, which commences on May 6, 2016, with a one-year term subject to mutually agreeable renewals, provides that the Company will be the majority outsource supplier of Micron’s photomasks and related services, if any. The technology license agreement commenced in March 2015 and continues through the earlier of one year from the termination of the initial technology license agreement, which will occur on May 5, 2016, or when Micron certifies that it has transferred certain defined technology to the Company. The Company forevermore has the rights to use the technology obtained under these technology license agreements.

Index
NOTE 5 - LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

	January 31, 2016	November 1, 2015

3.25% convertible senior notes due in April 2016	$57,500	$57,500

3.25% convertible senior notes due in April 2019	57,500	57,500

2.77% capital lease obligation payable through July 2018	14,040	15,346

3.09% capital lease obligation payable through March 2016	1,139	2,269

	130,179	132,615
Less current portion	63,955	65,495

	$66,224	$67,120

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

The Company’s credit facility, which expires in December 2018, has a $50 million limit with an expansion capacity to $75 million, and is secured by substantially all of the Company’s assets located in the United States and common stock the Company owns in certain of its foreign subsidiaries. The credit facility precludes the Company from paying cash dividends, and is subject to a minimum interest coverage ratio, total leverage ratio and minimum unrestricted cash balance financial covenants, all of which the Company was in compliance with at January 31, 2016. The Company had no outstanding borrowings against the credit facility at January 31, 2016, and $50 million was available for borrowing. The interest rate on the credit facility (1.73% at January 31, 2016) is based on the Company’s total leverage ratio at LIBOR plus a spread, as defined in the credit facility.

In August 2013 a $26.4 million principal amount, five year capital lease commenced to fund the purchase of a high-end lithography tool. Payments under the capital lease, which bears interest at 2.77%, are $0.5 million per month through July 2018.  Under the terms of the lease agreement, the Company must maintain the equipment in good working order, and is subject to a cross default with cross acceleration provision related to certain nonfinancial covenants incorporated in its credit facility. As of January 31, 2016, the total amount payable through the end of the lease term was $14.5 million, of which $14.0 million represented principal and $0.5 million represented interest.

In April 2011 the Company entered into a five year, $21.2 million capital lease for manufacturing equipment. Payments under the lease, which bears interest at 3.09%, are $0.4 million per month through March 2016. The lease agreement provides that the Company must maintain the equipment in good working order, and includes a cross default with cross acceleration provision related to certain non-financial covenants incorporated in the Company’s credit facility agreement. As of January 31, 2016, the total amount payable through the end of the lease term, substantially all of which represented principal, was $1.1 million.

NOTE 6 - SHARE-BASED COMPENSATION

The Company has a share-based compensation plan (the “Plan”), under which options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other awards based on, or related to, shares of the Company’s common stock may be granted from shares authorized but unissued or shares previously issued and reacquired by the Company. The maximum number of shares of common stock approved by the Company’s shareholders to be issued under the Plan was increased from six million to nine million shares during fiscal 2014. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. The Company incurred total share-based compensation expenses of $0.9 million in each of the three month periods ended January 31, 2016 and February 1, 2015, respectively, and the Company received cash from option exercises of $2.0 million and $0.7 million during those respective periods. No share-based compensation cost was capitalized as part of an asset and no related income tax benefits were recorded during the fiscal years presented.

Index
Stock Options

Option awards generally vest in one to four years, and have a ten-year contractual term. All incentive and non-qualified stock option grants have an exercise price no less than the market value of the underlying common stock on the date of grant. The grant date fair values of options are based on closing prices of the Company’s common stock on the dates of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s stock. The Company uses historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that the options granted are expected to remain outstanding. The risk-free rate of return for the estimated term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

The weighted-average inputs and risk-free rate of return ranges used to calculate the grant date fair value of options issued during the three month periods ended January 31, 2016 and February 1, 2015, are presented in the following table.

	Three Months Ended
	January 31, 2016		February 1, 2015

Volatility	49.9%		55.1%

Risk free rate of return	1.7%		1.6%

Dividend yield	0.0%		0.0%

Expected term	5.1	years	4.7	years

Information on outstanding and exercisable option awards as of January 31, 2016, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 31, 2016	4,013,635	$8.17	6.4 years	$16,900

Exercisable at January 31, 2016	2,460,810	$7.26	4.9 years	$13,172

There were 579,250 share options granted during the three month period ended January 31, 2016, with a weighted-average grant date fair value of $4.66 per share, and there were 302,000 share options granted during the three month period ended February 1, 2015, with a weighted-average grant date fair value of $3.88 per share. As of January 31, 2016, the total unrecognized compensation cost related to unvested option awards was approximately $5.9 million. That cost is expected to be recognized over a weighted-average amortization period of 2.9 years.

Restricted Stock

The Company periodically grants restricted stock awards. The restrictions on these awards typically lapse over a service period of one to four years. There were 115,225 restricted stock awards issued during the three month period ended January 31, 2016, with a weighted-average grant date fair value of $12.13 per share, and there were 111,334 restricted stock awards issued during the three month period ended February 1, 2015, with a weighted-average grant date fair value of $8.23 per share. As of January 31, 2016, the total compensation cost not yet recognized related to unvested restricted stock awards was approximately $2.0 million. That cost is expected to be recognized over a weighted-average amortization period of 2.3 years. As of January 31, 2016, there were 209,875 shares of restricted stock outstanding.

Index
NOTE 7 - INCOME TAXES

The effective tax rate differs from the U.S. statutory rate of 35% in the three month periods ended January 31, 2016 and February 1, 2015, primarily due to earnings being taxed at lower statutory rates in foreign jurisdictions, combined with the benefit of various investment credits in a foreign jurisdiction. Valuation allowances in jurisdictions with historic losses eliminate the effective rate impact of these jurisdictions.

Unrecognized tax benefits related to uncertain tax positions were $4.1 million at January 31, 2016 and at November 1, 2015, all of which would favorably impact the Company’s effective tax rate if recognized. Accrued interest and penalties related to unrecognized tax benefits was $0.1 million at January 31, 2016 and November 1, 2015. As of January 31, 2016, the total amount of unrecognized tax benefits is not expected to significantly increase or decrease in the next twelve months.

PKLT, the Company’s FPD manufacturing facility in Taiwan, has been accorded a tax holiday, which started in 2012 and expires in 2017. This tax holiday had no dollar or per share effect in the three month periods ended January 31, 2016 and February 1, 2015. PDMC, the Company’s IC manufacturing facility in Taiwan was accorded a tax holiday that commenced in 2015 and expires in 2019. The Company realized $0.1 million in tax benefits from this tax holiday in each of the three month periods ended January 31, 2016 and February 1, 2015. The tax holiday had no per share effect in the three month periods ended January 31, 2016 and February 1, 2015.

NOTE 8 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented below.

	Three Months Ended
	January 31, 2016	February 1, 2015

Net income attributable to Photronics, Inc. shareholders	$21,002	$3,837

Effect of dilutive securities:
Interest expense on convertible notes, net of tax	1,071	-

Earnings for diluted earnings per share	$22,073	$3,837

Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	66,807	66,066
Effect of dilutive securities:
Convertible notes	11,084	-
Share-based payment awards	1,245	954

Potentially dilutive common shares	12,329	954

Weighted-average common shares used for diluted earnings per share	79,136	67,020

Basic earnings per share	$0.31	$0.06
Diluted earnings per share	$0.28	$0.06

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

	Three Months Ended
	January 31, 2016	February 1, 2015

Share-based payment awards	668	1,587
Convertible notes	-	11,085

Total potentially dilutive shares excluded	668	12,672

Index
NOTE 9 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following tables set forth the changes in the Company’s accumulated other comprehensive income by component (net of tax of $0) for the three month periods ended January 31, 2016 and February 1, 2015:

	Three Months Ended January 31, 2016
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at November 1, 2015	$(9,634)	$(306)	$(633)	$(10,573)
Other comprehensive income (loss) before reclassifications	(21,115)	-	39	(21,076)
Amounts reclassified from other comprehensive income	-	32	-	32

Net current period other comprehensive income (loss)	(21,115)	32	39	(21,044)
Less: other comprehensive (income)loss attributable to noncontrolling interests	3,631	-	(19)	3,612

Balance at January 31, 2016	$(27,118)	$(274)	$(613)	$(28,005)

	Three Months Ended February 1, 2015
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at November 2, 2014	$22,651	$(434)	$(443)	$21,774
Other comprehensive income (loss) before reclassifications	(20,106)	-	32	(20,074)
Amounts reclassified from other comprehensive income	-	32	-	32

Net current period other comprehensive income (loss)	(20,106)	32	32	(20,042)
Less: other comprehensive (income) loss attributable to noncontrolling interests	3,879	-	(16)	3,863

Balance at February 1, 2015	$6,424	$(402)	$(427)	$5,595

NOTE 10 - FAIR VALUE MEASUREMENTS

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

The Company did not have any assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at January 31, 2016 or November 1, 2015.

Index
Fair Value of Other Financial Instruments

The fair values of the Company’s cash and cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying value due to their short-term maturities. The fair value of the Company’s convertible senior notes is a Level 2 measurement that is determined using recent bid prices. The table below presents the fair and carrying values of the Company’s convertible senior notes at January 31, 2016 and November 1, 2015.

	January 31, 2016		November 1, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value

3.25% convertible senior notes due 2016	$67,183	$57,500	$60,375	$57,500
3.25% convertible senior notes due 2019	$73,163	$57,500	$64,550	$57,500

NOTE 11 - COMMITMENTS AND CONTINGENCIES

As of January 31, 2016, the Company had commitments outstanding for capital equipment expenditures of approximately $9 million.

The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material effect on its condensed consolidated financial statements.

NOTE 12 – GAIN ON SALE OF INVESTMENT

The Company had a minority interest in a foreign entity. In the first quarter of fiscal year 2016, the Company sold this investment and recognized a gain of $8.8 million.

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2015 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17 “Balance Sheet Classification of Deferred Taxes”, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for the Company in its first quarter of fiscal 2018, with early application permitted and, upon adoption, may be applied either prospectively or retrospectively. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers,” which will supersede nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States. The core principle of this ASU is that revenue should be recognized for the amount of consideration expected to be received for promised goods or services transferred to customers. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, and assets recognized for costs incurred to obtain or fulfill a contract. In August 2015 the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year and allows entities to early adopt, but no earlier than the original effective date. ASU 2014-09 will now be effective for the Company in its first quarter of fiscal 2019. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. The Company is evaluating the transition method that will be elected and the potential effects of the adoption of ASU 2014-09 on its consolidated financial statements.

Index
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s discussion and analysis (“MD&A”) of the Company’s financial condition, results of operations and outlook should be read in conjunction with its condensed consolidated financial statements and related notes. Various segments of this MD&A contain forward-looking statements, all of which are presented based on current expectations and may be adversely affected by uncertainties and risk factors (presented throughout this filing and in the Company’s Annual Report on Form 10-K for the fiscal 2015 year), that may cause actual results to materially differ from these expectations.

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

The global semiconductor industry, including mobile displays, is driven by end markets which have been closely tied to consumer driven applications of high performance semiconductor devices including, but not limited to, mobile communications and computing solutions. The Company is typically required to fulfill its customer orders within a short period of time, sometimes within 24 hours. This results in the Company having a minimal level of backlog orders, typically one to two weeks for IC photomasks and two to three weeks for FPD photomasks. The Company cannot predict the timing of the industry’s transition to volume production of next-generation technology nodes or the timing of up and down cycles with precise accuracy, but believes that such transitions and cycles will continue into the future, beneficially and adversely affecting its business, financial condition and operating results as they occur. The Company believes its ability to remain successful in these environments is dependent upon achieving its goals of being a service and technology leader and efficient solutions supplier, which it believes should enable it to continually reinvest in its global infrastructure.

Index
Material Changes in Results of Operations
Three Months ended January 31, 2016 and February 1, 2015

The following table represents selected operating information expressed as a percentage of net sales.

	Three Months Ended
	January 31, 2016	February 1, 2015

Net sales	100.0%	100.0%
Cost of sales	(72.7)	(77.2)

Gross margin	27.3	22.8
Selling, general and administrative expenses	(9.4)	(9.6)
Research and development expenses	(4.4)	(3.8)

Operating income	13.5	9.4
Gain on sale of investment	6.7	-
Other income (expense), net	0.7	(1.1)

Income before income tax provision	20.9	8.3
Income tax provision	(2.8)	(2.5)

Net income	18.1	5.8
Net income attributable to noncontrolling interests	(1.9)	(2.7)

Net income attributable to Photronics, Inc. shareholders	16.2%	3.1%

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three months ended January 31, 2016 (Q1-16) and February 1, 2015 (Q1-15) in millions of dollars.

Net Sales

	Three Months Ended
	Q1-16	Q1-15	Percent Change

IC	$99.8	$101.5	(1.7)%
FPD	30.2	22.0	37.0%

Total net sales	$130.0	$123.5	5.2%

Net sales for Q1-16 increased 5.2% to $130.0 million as compared to $123.5 million for Q1-15. The increase was primarily the result of increased high-end sales of both FPD and IC photomasks, which was partially offset by lower mainstream IC sales. Revenues attributable to high-end products increased by $13.4 million to $65.1 million in Q1-16 as compared to $51.7 million in Q1-15. High-end photomask applications, which typically have higher ASPs, include mask sets for 45 nanometer and below for IC products, and G8 and above and active matrix organic light-emitting diode (AMOLED) display screen technologies for FPD products. By geographic area, net sales in Q1-16 as compared to Q1-15 increased (decreased) by $(3.0) million or 5.7 % to $48.8 million in Taiwan, $0.4 million or 1.2 % to $36.0 million in Korea, $9.8 million or 36.2 % to $36.8 million in the United States and $(0.6) million or 6.9 % to $7.9 million in Europe.

Index
Gross Margin

	Three Months Ended
	Q1-16	Q1-15	Percent Change

Gross margin	$35.4	$28.2	25.7%
Percentage of net sales	27.3%	22.8%

Gross margin percentage increased to 27.3% in Q1-16 as compared to 22.8% in Q1-15. This increase was primarily due to increased high-end sales. The Company operates in a high fixed cost environment and, to the extent that the Company’s revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.

Selling, General and Administrative Expenses

	Three Months Ended
	Q1-16	Q1-15	Percent Change

S,G&A expenses	$12.2	$11.9	2.1%
Percentage of net sales	9.4%	9.6%

Selling, general and administrative expenses increased $0.3 million to $12.2 million in Q1-16 as compared to $11.9 million in Q1-15. This increase was primarily due to increased compensation and benefits expenses.

Research and Development

	Three Months Ended
	Q1-16	Q1-15	Percent Change

R&D expenses	$5.7	$4.7	21.8%
Percentage of net sales	4.4%	3.8%

Research and development expenses consist primarily of global development efforts related to high-end process technologies for advanced sub-wavelength reticle solutions for IC technologies. Research and development expenses increased to $5.7 million in Q1-16, as compared to $4.7 million in Q1-15, primarily due to increased activities at advanced nanometer technology nodes for IC photomasks.

Other Income (Expense), net

	Three Months Ended
	Q1-16	Q1-15

Gain on sale of investment	$8.8	$-
Interest expense	(1.2)	(1.4)
Interest and other income (expense), net	2.1	0.1

Other income (expense), net	$9.7	$(1.3)

In Q1-16 the Company sold a minority interest investment in a foreign entity and recognized a gain of $8.8 million.

Interest expense decreased in Q1-16 as compared to Q1-15, primarily due to reduced average outstanding debt balances in Q1-16 as compared to Q1-15. Interest and other income (expense), net increased in Q1-16 as compared to Q1-15 primarily as a result of increased foreign currency gains in Q1-16 and financing expenses related to the Company’s exchange of convertible debt in Q1-15.

Index
Provision for Income Taxes

	Three Months Ended
	Q1-16	Q1-15

Income tax provision	$3.7	$3.1

Effective income tax rate	13.6%	30.5%

The Company’s effective income tax rate is sensitive to the jurisdictional mix of earnings, due in part to the non-recognition of tax benefits on losses in jurisdictions with valuation allowances. The effective income tax rate decreased in Q1-16, as compared with Q1-15, which was primarily attributable to a higher percentage of income before income taxes, including the $8.8 million gain on sale of investment in Q1-16, generated in jurisdictions where the company previously incurred losses that, due to valuation allowances, did not result in the Company recognizing tax benefits.

 Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased to $2.5 million in Q1-16 as compared to $3.3 million in Q1-15, primarily as a result of decreased net income at the Company’s IC manufacturing facility in Taiwan.

Liquidity and Capital Resources

The Company’s working capital increased to $206.6 million at January 31, 2016 as compared to $171.4 million at November 1, 2015, and cash and cash equivalents increased to $231.4 million at January 31, 2016 as compared to $205.9 million at November 1, 2015. The increases in working capital and cash and cash equivalents was primarily due to cash provided by operating activities and $8.8 million in proceeds from the sale of an investment in a foreign entity. Net cash provided by operating activities was $43.4 million for the three months ended January 31, 2016, as compared to $22.3 million for the three months ended February 1, 2015, the increase primarily due to increased net income. Net cash used in investing activities for the three months ended January 31, 2016, was $12.6 million, which was comprised primarily of capital expenditure payments, partially offset by proceeds of $8.8 million received from the sale of an investment. Net cash used in financing activities of $0.4 million for the three months ended January 31, 2016, was comprised of repayments of long-term borrowings of $2.4 million, offset by proceeds of $2.1 million received from exercises of employee stock options. The Company may use its cash available on hand for operations, capital expenditures, debt repayments, strategic opportunities, stock repurchases or other corporate uses, any of which may be material.

As of January 31, 2016 and November 1, 2015, the Company’s total cash and cash equivalents include $117.6 million and $102.9 million, respectively, held by its foreign subsidiaries. The majority of earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested. The repatriation of these funds to the U.S. may subject these funds to U.S. federal income taxes and local country withholding tax in certain jurisdictions. The Company’s foreign subsidiaries continue to grow through the reinvestment of earnings in additional manufacturing capacity and capability, particularly in the high-end IC and FPD areas.

In March 2015 the Company announced that the MP Mask joint venture would not be renewed after May 5, 2016. The MP Mask operating agreement provides that Micron will make a payment to the Company to purchase the Company’s equity interest in MP Mask based on the Company’s ownership percentage of the net book value of MP Mask at that time, which, as of January 18, 2016, was approximately $93 million. The Company does not expect that it will incur a significant gain or loss on this transaction. Concurrently, the Company announced that it entered into supply and technology license agreements with Micron. This supply agreement, which commences on May 6, 2016, with a one-year term subject to mutually agreeable renewals, provides that the Company will be the majority outsource supplier of Micron’s photomasks and related services, if any. The technology license agreement commenced in March 2015 and continues through the earlier of one year from the termination of the initial technology license agreement, which will occur on May 5, 2016, or when Micron certifies that it has transferred certain defined technology to the Company. The Company forevermore has the rights to use the technology obtained under these technology license agreements.

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

Index
The Company’s credit facility, which expires in December 2018, has a $50 million limit with an expansion capacity to $75 million, and is secured by substantially all of the Company’s assets located in the United States and common stock the Company owns in certain of its foreign subsidiaries. The credit facility is subject to a minimum interest coverage ratio, total leverage ratio and minimum unrestricted cash balance financial covenants, all of which the Company was in compliance with at January 31, 2016. The Company had no outstanding borrowings against the credit facility at January 31, 2016, and $50 million was available for borrowing. The interest rate on the credit facility (1.73% at January 31, 2016) is based on the Company’s total leverage ratio at LIBOR plus a spread, as defined in the credit facility.

As of January 31, 2016, the Company had capital equipment commitments outstanding of approximately $9 million. The Company believes that its currently available resources, together with its capacity for growth, and its access to equity and other financing sources, will be sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the next twelve months. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company’s capital requirements exceed cash available from operations, existing cash, and cash available under its credit facility.

The Company’s liquidity is highly dependent on its sales volume, cash conversion cycle, and the timing of its capital expenditures (which can vary significantly from period to period), as it operates in a high fixed cost environment. Depending on conditions in the semiconductor and FPD markets, the Company’s cash flows from operations and current holdings of cash may not be adequate to meet its current and long-term needs for capital expenditures, operations and debt repayments. However, the Company believes its cash on hand, cash generated from its operations and cash committed under its credit facility will allow it to fund its operations through at least the next twelve months. Historically, in certain years, the Company has used external financing to fund these needs. Due to conditions in the credit markets, some financing instruments used by the Company in the past may not be currently available to it. The Company continues to evaluate further cost reduction initiatives. However, the Company cannot assure that additional sources of financing would be available to it on commercially favorable terms, should its cash requirements exceed cash available from operations, existing cash, and cash available under its credit facility.

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

Under the PDMC joint venture operating agreement the shareholders of PDMC may be requested to make additional contributions to PDMC. In the event that PDMC requests additional capital from its shareholders, the Company may be required to make additional capital contributions to the joint venture in order to maintain its 50.01% ownership. The PDMC operating agreement limits the amount of contributions that may be requested during both PDMC’s first four years and during any individual year within those first four years. As of January 31, 2016, the Company had not been requested to and did not make any additional capital contributions to PDMC.

The Company leases certain office facilities and equipment under operating leases that may require it to pay taxes, insurance and maintenance expenses related to the properties. Certain of these leases contain renewal or purchase options exercisable at the end of the lease terms.

Business Outlook

A majority of the Company’s revenue growth is expected to continue to come from the Asian region, as customers increase their use of manufacturing foundries located outside of North America and Europe. Additional revenue growth is also anticipated in North America, as the Company expects to continue to benefit from advanced technology it may utilize under its technology license with Micron.

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

Index
The Company’s future results of operations and the other forward-looking statements contained in this filing involve a number of risks and uncertainties. While various risks and uncertainties have been discussed, a number of other unforeseen factors could cause actual results to differ materially from the Company’s expectations.

Effect of Recent Accounting Pronouncements

See “Item 1. Condensed Consolidated Financial Statements– Notes to Condensed Consolidated Financial Statements – Note 13 – Recent Accounting Pronouncements” for recent accounting pronouncements that may affect the Company’s financial reporting.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The Company conducts business in several major international currencies through its worldwide operations and its financial performance may be affected by fluctuations in the exchange rates of these currencies. Changes in exchange rates can positively or negatively affect the Company’s sales, operating margins, assets, liabilities, and equity. The functional currencies of the Company’s Asian subsidiaries are the Korean won, the New Taiwan dollar, and the Singapore dollar. The functional currencies of the Company’s European subsidiaries are the British pound and the euro. The Company also engages in transactions and holds balances in Japanese yen.

The Company attempts to minimize its risk of foreign currency transaction losses by producing its products in the same country in which the products are sold (thereby generating revenues and incurring expenses in the same currency), and by managing its working capital. There can be no assurance that this approach will continue to be successful, especially in the event of a significant adverse movement in the value of any foreign currency against the U.S. dollar, the New Taiwan dollar or the Korean won. In some instances, the Company sells products in a currency other than the functional currency of the country where it was produced or purchases products in a currency that differs from the functional currency of the manufacturing facility.

The Company’s primary net foreign currency exposures as of January 31, 2016, included the Korean won, the Japanese yen, the New Taiwan dollar, the Singapore dollar, the British pound and the euro. As of January 31, 2016, a 10% adverse movement in the value of these currencies against the functional currencies of the foreign subsidiaries would have resulted in a net unrealized pre-tax loss of $6.9 million. The Company does not believe that a 10% change in the exchange rates would have a material effect on its results of operations or cash flows.

Interest Rate Risk

At January 31, 2016, the Company did not have any variable rate borrowings. A 10% change in interest rates would not have had a material effect on the Company’s consolidated financial position, results of operations, or cash flows in the three month period ended January 31, 2016.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established and currently maintains disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to provide reasonable assurance that information required to be disclosed in its reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Index
Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s first quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1A.	RISK FACTORS

There have been no material changes to risks relating to the Company’s business as disclosed in Part 1, Item 1A of the Company’s Form 10-K for the year ended November 1, 2015.

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

Date: March 3, 2016