Form 10-Q
period 2016-07-31
PHOTRONICS INC
filed 2016-09-02
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 26, 2016
Common Stock, $0.01 par value	68,186,790 Shares

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

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	July 31, 2016	November 1, 2015

ASSETS

Current assets:
Cash and cash equivalents	$291,669	$205,867
Accounts receivable, net of allowance of $3,281 in 2016 and $3,301 in 2015	107,494	110,056
Inventories	24,615	24,157
Other current assets	17,643	24,034

Total current assets	441,421	364,114

Property, plant and equipment, net	522,192	547,284
Investment in joint venture	-	93,021
Intangible assets, net	20,950	24,616
Deferred income taxes	11,961	11,908
Other assets	3,919	4,612

Total assets	$1,000,443	$1,045,555

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term borrowings	$5,846	$65,495
Accounts payable	62,987	87,983
Accrued liabilities	28,223	39,214

Total current liabilities	97,056	192,692

Long-term borrowings	63,054	67,120
Other liabilities	20,952	23,677

Total liabilities	181,062	283,489

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 67,968 shares issued and outstanding at July 31, 2016 and 66,602 shares issued and outstanding at November 1, 2015	680	666
Additional paid-in capital	539,562	526,402
Retained earnings	171,004	130,060
Accumulated other comprehensive loss	(4,936)	(10,573)

Total Photronics, Inc. shareholders’ equity	706,310	646,555
Noncontrolling interests	113,071	115,511

Total equity	819,381	762,066

Total liabilities and equity	$1,000,443	$1,045,555

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015

Net sales	$123,209	$131,699	$376,088	$382,513

Costs and expenses:

Cost of sales	(91,759)	(94,456)	(277,915)	(283,991)

Selling, general and administrative	(11,163)	(12,430)	(34,386)	(36,795)

Research and development	(5,466)	(6,253)	(16,613)	(16,743)

Operating income	14,821	18,560	47,174	44,984

Other income (expense):

Gains on sales of investments	157	-	8,940	-
Interest expense	(612)	(1,209)	(2,750)	(3,812)
Interest and other income (expense), net	1,849	1,449	1,878	1,312

Income before income tax provision	16,215	18,800	55,242	42,484

Income tax provision	(4,762)	(3,390)	(6,136)	(7,775)

Net income	11,453	15,410	49,106	34,709

Net income attributable to noncontrolling interests	(3,365)	(3,304)	(8,162)	(8,706)

Net income attributable to Photronics, Inc. shareholders	$8,088	$12,106	$40,944	$26,003

Earnings per share:

Basic	$0.12	$0.18	$0.61	$0.39

Diluted	$0.12	$0.17	$0.56	$0.37

Weighted-average number of common shares outstanding:

Basic	67,953	66,454	67,377	66,250

Diluted	74,317	78,569	76,990	78,300

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015

Net income	$11,453	$15,410	$49,106	$34,709

Other comprehensive income (loss), net of tax of $0:

Foreign currency translation adjustments	5,051	(25,326)	7,787	(32,894)

Amortization of cash flow hedge	32	32	96	96

Total other comprehensive income (loss)	5,083	(25,294)	7,883	(32,798)

Comprehensive income (loss)	16,536	(9,884)	56,989	1,911

Less: comprehensive income attributable to noncontrolling interests	4,538	1,105	10,408	5,939

Comprehensive income (loss) attributable to Photronics, Inc. shareholders	$11,998	$(10,989)	$46,581	$(4,028)

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	July 31, 2016	August 2, 2015

Cash flows from operating activities:
Net income	$49,106	$34,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,471	61,465
Gains on sales of investments	(8,940)	-
Changes in assets and liabilities:
Accounts receivable	3,936	(13,744)
Inventories	(204)	(1,814)
Other current assets	9,177	1,496
Accounts payable, accrued liabilities and other	(22,159)	9,715

Net cash provided by operating activities	91,387	91,827

Cash flows from investing activities:
Purchases of property, plant and equipment	(44,828)	(80,107)
Proceeds from sales of investments	101,853	-
Other	584	(283)

Net cash provided by (used in) investing activities	57,609	(80,390)

Cash flows from financing activities:
Repayments of long-term borrowings	(56,276)	(7,152)
Proceeds from share-based arrangements	3,172	2,375
Dividends paid to noncontrolling interests	(11,890)	-
Other	(19)	(171)

Net cash used in financing activities	(65,013)	(4,948)

Effect of exchange rate changes on cash and cash equivalents	1,819	(7,856)

Net increase (decrease) in cash and cash equivalents	85,802	(1,367)
Cash and cash equivalents at beginning of period	205,867	192,929

Cash and cash equivalents at end of period	$291,669	$191,562

Supplemental disclosure of noncash information:

Accrual for property, plant and equipment purchased during the period	$7,169	$40,632

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months and Nine Months Ended July 31, 2016 and August 2, 2015
(unaudited)
(in thousands, except share amounts)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

Photronics, Inc. and its subsidiaries (“Photronics” or “the Company”) is one of the world’s leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays (“FPDs”), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits (“ICs”) and a variety of FPDs and, to a lesser extent, other types of electrical and optical components. The Company currently operates principally from nine manufacturing facilities, two of which are located in Europe, three in Taiwan, one in Korea, and three in the United States. In August 2016 the Company announced its plans to build a research and development and manufacturing facility in Xiamen, China, with construction commencing in 2017 and production estimated to start in late 2018. See Note 14 for additional information.

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

NOTE 2 - CHANGES IN EQUITY

The following tables set forth the Company’s consolidated changes in equity for the three and nine month periods ended July 31, 2016 and August 2, 2015:

	Three Months Ended July 31, 2016
	Photronics, Inc. Shareholders
	Common Stock		Additional		Accumulated Other	Non-
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	controlling Interests	Total Equity

Balance at May 1, 2016	67,943	$679	$538,535	$162,916	$(8,846)	$109,488	$802,772

Net income	-	-	-	8,088	-	3,365	11,453
Other comprehensive income	-	-	-	-	3,910	1,173	5,083
Sale of common stock through employee stock option and purchase plans	7	-	53	-	-	-	53
Restricted stock awards vesting and expense	18	1	313	-	-	-	314
Share-based compensation expense	-	-	661	-	-	-	661
Return of capital to noncontrolling interests	-	-	-	-	-	(955)	(955)

Balance at July 31, 2016	67,968	$680	$539,562	$171,004	$(4,936)	$113,071	$819,381

Index
	Three Months Ended August 2, 2015
	Photronics, Inc. Shareholders
	Common Stock		Additional		Accumulated Other	Non-
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	controlling Interests	Total Equity

Balance at May 3, 2015	66,298	$663	$522,873	$99,332	$14,838	$116,277	$753,983

Net income	-	-	-	12,106	-	3,304	15,410
Other comprehensive loss	-	-	-	-	(23,094)	(2,200)	(25,294)
Sale of common stock through employee stock option and purchase plans	194	2	1,076	-	-	-	1,078
Restricted stock awards vesting and expense	15	-	268	-	-	-	268
Share-based compensation expense	-	-	680	-	-	-	680
Purchase of common stock of subsidiary	-	-	27	-	-	(105)	(78)

Balance at August 2, 2015	66,507	$665	$524,924	$111,438	$(8,256)	$117,276	$746,047

	Nine Months Ended July 31, 2016
	Photronics, Inc. Shareholders
	Common Stock		Additional		Accumulated Other	Non-
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	controlling Interests	Total Equity

Balance at November 1, 2015	66,602	$666	$526,402	$130,060	$(10,573)	$115,511	$762,066

Net income	-	-	-	40,944	-	8,162	49,106
Other comprehensive income	-	-	-	-	5,637	2,246	7,883
Sale of common stock through employee stock option and purchase plans	521	5	2,890	-	-	-	2,895
Restricted stock awards vesting and expense	128	2	876	-	-	-	878
Share-based compensation expense	-	-	1,971	-	-	-	1,971
Conversion of debt to common stock	717	7	7,431	-	-	-	7,438
Repurchase of common stock of subsidiary	-	-	(8)	-	-	8	-
Subsidiary dividend	-	-	-	-	-	(11,901)	(11,901)
Return of capital to noncontrolling interests	-	-	-	-	-	(955)	(955)

Balance at July 31, 2016	67,968	$680	$539,562	$171,004	$(4,936)	$113,071	$819,381

Index
	Nine Months Ended August 2, 2015
	Photronics, Inc. Shareholders
	Common Stock		Additional		Accumulated Other	Non-
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	controlling Interests	Total Equity

Balance at November 2, 2014	65,930	$659	$520,183	$85,435	$21,774	$111,443	$739,494

Net income	-	-	-	26,003	-	8,706	34,709
Other comprehensive loss	-	-	-	-	(30,030)	(2,768)	(32,798)
Sale of common stock through employee stock option and purchase plans	433	4	1,932	-	-	-	1,936
Restricted stock awards vesting and expense	144	2	800	-	-	-	802
Share-based compensation expense	-	-	1,982	-	-	-	1,982
Purchase of common stock of subsidiary	-	-	27	-	-	(105)	(78)

Balance at August 2, 2015	66,507	$665	$524,924	$111,438	$(8,256)	$117,276	$746,047

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	July 31, 2016	November 1, 2015

Land	$8,096	$8,172
Buildings and improvements	122,077	121,472
Machinery and equipment	1,481,252	1,458,623
Leasehold improvements	19,079	18,856
Furniture, fixtures and office equipment	12,879	12,700
Construction in progress	18,903	6,657

	1,662,286	1,626,480
Less accumulated depreciation and amortization	1,140,094	1,079,196

	$522,192	$547,284

Equipment under capital leases are included in above property, plant and equipment as follows:

	July 31, 2016	November 1, 2015

Machinery and equipment	$34,917	$56,245
Less accumulated amortization	9,479	16,054

	$25,438	$40,191

Depreciation and amortization expense for property, plant and equipment was $ 18.4 million and $56.4 million for the three and nine month periods ended July 31, 2016, respectively, and $19.4 million and $56.4 million for the three and nine month periods ended August 2, 2015, respectively.

Index
NOTE 4 - JOINT VENTURE, TECHNOLOGY LICENSE AND OTHER AGREEMENTS WITH MICRON TECHNOLOGY, INC.

In May 2006, Photronics and Micron Technology, Inc. (“Micron”) entered into the MP Mask joint venture (“MP Mask”), which developed and produced photomasks for leading-edge and advanced next generation semiconductors. At the time of the formation of the joint venture, the Company also entered into both an agreement to license photomask technology developed by Micron and certain supply agreements.

This joint venture was a variable interest entity (“VIE”) (as that term is defined in the ASC) because all costs of the joint venture were passed on to the Company and Micron through purchase agreements they had entered into with the joint venture, and it was dependent upon the Company and Micron for any additional cash requirements. On a quarterly basis the Company reassessed whether its interest in MP Mask gave it a controlling financial interest in this VIE. The purpose of this quarterly reassessment was to identify the primary beneficiary (which is defined in the ASC as the entity that consolidates a VIE) of the VIE. As a result of the reassessment in the current quarter, the Company determined that Micron was still the primary beneficiary of the VIE, by virtue of its tie-breaking voting rights within MP Mask’s Board of Managers, thereby having given it the power to direct the activities of MP Mask that most significantly impacted its economic performance, including its decision making authority in the ordinary course of business and its purchasing the majority of products produced by the VIE.

The Company utilized MP Mask for both high-end IC photomask production and research and development purposes. MP Mask charged its variable interest holders based on their actual usage of its facility. MP Mask separately charged for any research and development activities it engaged in at the requests of its owners. The Company incurred cost of sales from MP Mask of $0.8 and $5.7 million in the three month and nine month periods ended July 31, 2016, respectively, and $1.5 million and $4.9 million during the respective prior year periods. The Company incurred research and development costs from MP Mask of $0.2 million during the three month period ended August 2, 2015, and $0.5 million and $0.7 million during the nine month periods ended July 31, 2016 and August 2, 2015, respectively. At November 1, 2015, the Company owed MP Mask $4.3 million and had a receivable from Micron of $6.4 million, both primarily related to the aforementioned supply agreements.

MP Mask was governed by a Board of Managers, appointed by Micron and the Company. Since MP Mask’s inception, Micron, as a result of its majority ownership, had held majority voting power on its Board of Managers. The voting power held by each party was subject to change as ownership interests changed. Under the MP Mask joint venture operating agreement, the Company may have been required to make additional capital contributions to MP Mask up to the maximum amount defined in the operating agreement. However, had the Board of Managers determined that further additional funding was required, MP Mask would have pursued its own financing. If MP Mask was unable to obtain its own financing, it may have requested additional capital contributions from the Company. Had the Company chosen not to make a requested contribution to MP Mask, its ownership percentage may have been reduced.

The Company’s investment in the VIE, which represented its maximum exposure to loss, was $93.0 million at November 1, 2015. This amount is reported in the Company’s condensed consolidated balance sheets as “Investment in joint venture.” The Company recorded losses from its investment in the VIE of $0.1 million in the nine month periods ended July 31, 2016 and August 2, 2015.

On May 5, 2016, the Company sold its investment in MP Mask to Micron for $93.1 million and recorded a gain on the sale of $0.2 million, which is included in the Company’s 2016 condensed consolidated statement of income in Interest and other income (expense) net. On that same date a supply agreement commenced between the Company and Micron, which provides that the Company will be the majority outsourced supplier of Micron’s photomasks and related services. The supply agreement has a one year term, subject to mutually agreeable renewals. In addition, the Company forevermore has the rights to use technology under the prior technology license agreement.

Index
NOTE 5 - LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

	July 31, 2016	November 1, 2015

3.25% convertible senior notes due in April 2019	$57,500	$57,500

3.25% convertible senior notes due in April 2016	-	57,500

2.77% capital lease obligation payable through July 2018	11,400	15,346

3.09% capital lease obligation payable through March 2016	-	2,269
	68,900	132,615
Less current portion	5,846	65,495

	$63,054	$67,120

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

The Company’s credit facility, which expires in December 2018, has a $50 million limit with an expansion capacity to $75 million, and is secured by substantially all of the Company’s assets located in the United States and common stock the Company owns in certain of its foreign subsidiaries. The credit facility precludes the Company from paying cash dividends, and is subject to a minimum interest coverage ratio, total leverage ratio and minimum unrestricted cash balance financial covenants, all of which the Company was in compliance with at July 31, 2016. The Company had no outstanding borrowings against the credit facility at July 31, 2016, and $50 million was available for borrowing. The interest rate on the credit facility (1.73% at July 31, 2016) is based on the Company’s total leverage ratio at LIBOR plus a spread, as defined in the credit facility.

In August 2013 a $26.4 million principal amount, five year capital lease commenced to fund the purchase of a high-end lithography tool. Payments under the capital lease, which bears interest at 2.77%, are $0.5 million per month through July 2018.  Under the terms of the lease agreement, the Company must maintain the equipment in good working order, and is subject to a cross default with cross acceleration provision related to certain nonfinancial covenants incorporated in its credit facility. As of July 31, 2016, the total amount payable through the end of the lease term was $11.7 million, of which $11.4 million represented principal and $0.3 million represented interest.

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

Index
NOTE 6 - SHARE-BASED COMPENSATION

In March 2016 shareholders approved a new equity incentive compensation plan (“the Plan”), under which incentive stock options, non-qualified stock options, stock grants, stock-based awards, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock and other stock or cash awards may be granted. Shares to be issued under the Plan may be authorized and unissued shares, issued shares that have been reacquired by the Company (in the open-market or in private transactions) and that are being held in treasury, or a combination thereof. The maximum number of shares of common stock approved that may be issued under the Plan is four million shares. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. Total share-based compensation costs for the three and nine month periods ended July 31, 2016, were $1.0 million and $2.8 million, respectively, and $0.9 million and $2.8 million for the three and nine month periods ended August 2, 2015, respectively. The Company received cash from option exercises of $0.1 million and $2.9 million for the three and nine month periods ended July 31, 2016, respectively, and $1.1 million and $2.1 million for the three and nine month periods ended August 2, 2015, respectively. No share-based compensation cost was capitalized as part of an asset and no related income tax benefits were recorded during the periods presented.

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

The weighted-average inputs and risk-free rate of return ranges used to calculate the grant date fair value of options issued during the three and nine month periods ended July 31, 2016 and August 2, 2015, are presented in the following table.

	Three Months Ended		Nine Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015

Volatility	38.9%	42.9%	48.8%	53.9%

Risk free rate of return	1.2%	1.4% – 1.6%	1.2%-1.7%	1.3% - 1.6%

Dividend yield	0.0%	0.0%	0.0%	0.0%

Expected term	5.1 years	4.7 years	5.1 years	4.7 years

Information on outstanding and exercisable option awards as of July 31, 2016, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at July 31, 2016	3,575,610	$7.52	6.5 years	$9,210

Exercisable at July 31, 2016	2,027,160	$5.87	5.0 years	$7,807

There were 45,000 share options granted during the three month period ended July 31, 2016, with a weighted-average grant date fair value of $3.44 per share and 63,000 share options granted during the three month period ended August 2, 2015, with a weighted-average grant date fair value of $3.46 per share. There were 647,250 share options granted during the nine month period ended July 31, 2016, with a weighted-average grant date fair value of $4.55 per share and 667,800 share options granted during the nine month period ended August 2, 2015, with a weighted-average grant date fair value of $3.82 per share. As of July 31, 2016, the total unrecognized compensation cost related to unvested option awards was approximately $4.8 million. That cost is expected to be recognized over a weighted-average amortization period of 2.6 years.

Index
Restricted Stock

The Company periodically grants restricted stock awards. The restrictions on these awards lapse over a service period that has ranged from less-than-one to four years. No restricted stock awards were granted during the three month period ended July 31, 2016, and 115,225 restricted stock awards were issued during the nine month period ended July 31, 2016, with a weighted average grant date fair value of $12.13 per share. Awards totaling 10,000 shares of restricted stock were granted during the three month period ended August 2, 2015, with a weighted-average grant date fair value of $8.84 per share, and 121,334 restricted stock awards were issued during the nine month period ended August 2, 2015, with a weighted-average grant date fair value of $8.28 per share. As of July 31, 2016, the total compensation cost not yet recognized related to unvested restricted stock awards was approximately $1.3 million. That cost is expected to be recognized over a weighted-average amortization period of 2.1 years. As of July 31, 2016, there were 177,375 shares of restricted stock outstanding.

NOTE 7 - INCOME TAXES

The effective tax rate differs from the U.S. statutory rate of 35% in the three and nine month periods ended July 31, 2016 and August 2, 2015, primarily due to earnings being taxed at lower statutory rates in foreign jurisdictions, combined with the realization of certain tax benefits (as further noted below) in a foreign jurisdiction and the benefit of various investment credits in a foreign jurisdiction. Valuation allowances in jurisdictions with historic losses eliminated the effective rate impact of these jurisdictions.

As of July 31, 2016 and August 2, 2015, the Company determined that deferred tax assets of $2.5 million and $1.7 million, respectively, including $0.2 million within the three month period ended August 2, 2015, whose realization was previously not considered to be more likely than not, are realizable and, therefore, reduced their related valuation allowances. During the nine month period ended July 31, 2016, the Company realized a $2.4 million benefit, which resulted from the reversal of a previously recorded undistributed earnings tax liability in a foreign jurisdiction. As a result of a shareholder action to approve a dividend in this jurisdiction, the Company determined that it is no longer liable for this tax. In addition, during the nine month period ended July 31, 2016, $0.7 million of withholding tax was incurred upon the completion of a foreign subsidiary share redemption which commenced in fiscal year 2015.

Unrecognized tax benefits related to uncertain tax positions were $4.8 million at July 31, 2016, and $4.1 million at November 1, 2015, all of which would favorably impact the Company’s effective tax rate if recognized. Accrued interest and penalties related to unrecognized tax benefits was $0.1 million at July 31, 2016 and November 1, 2015. As of July 31, 2016, the total amount of unrecognized tax benefits is not expected to significantly increase or decrease in the next twelve months.

PKLT, the Company’s FPD manufacturing facility in Taiwan, has been accorded a tax holiday, which started in 2012 and expires in 2017. This tax holiday had no dollar or per share effect in the three and nine month periods ended July 31, 2016 and August 2, 2015. PDMC, the Company’s IC manufacturing facility in Taiwan was accorded a tax holiday that commenced in 2015 and expires in 2019. The Company realized tax benefits from this tax holiday of $0.1 million in the three month periods ended July 31, 2016 and August 2, 2015, and $0.3 million and $0.2 million in the respective nine month periods. The tax holiday had no per share effect in the three and nine month periods ended July 31, 2016 and August 2, 2015.

Index
NOTE 8 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented below.

	Three Months Ended		Nine Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015

Net income attributable to Photronics, Inc. shareholders	$8,088	$12,106	$40,944	$26,003
Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effects	496	1,071	2,442	3,292

Earnings for diluted earnings per share	$8,584	$13,177	$43,386	$29,295

Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	67,953	66,454	67,377	66,250
Effect of dilutive securities:
Convertible notes	5,542	11,085	8,607	11,085
Share-based payment awards	822	1,030	1,006	965

Potentially dilutive common shares	6,364	12,115	9,613	12,050

Weighted-average common shares used for diluted earnings per share	74,317	78,569	76,990	78,300

Basic earnings per share	$0.12	$0.18	$0.61	$0.39
Diluted earnings per share	$0.12	$0.17	$0.56	$0.37

The table below shows the outstanding weighted-average share-based payment awards that were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market value of the common shares for the period.

	Three Months Ended		Nine Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015

Share-based payment awards	2,016	1,667	1,615	1,636

Total potentially dilutive shares excluded	2,016	1,667	1,615	1,636

Index
NOTE 9 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following tables set forth the changes in the Company’s accumulated other comprehensive income by component (net of tax of $0) for the three and nine month periods ended July 31, 2016 and August 2, 2015:

	Three Months Ended July 31, 2016
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at May 1, 2016	$(7,966)	$(242)	$(638)	$(8,846)
Other comprehensive income (loss) before reclassifications	5,064	-	(13)	5,051
Amounts reclassified from other comprehensive income	-	32	-	32

Net current period other comprehensive income (loss)	5,064	32	(13)	5,083
Less: other comprehensive (income) loss attributable to noncontrolling interests	(1,180)	-	7	(1,173)

Balance at July 31, 2016	$(4,082)	$(210)	$(644)	$(4,936)

	Three Months Ended August 2, 2015
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at May 3, 2015	$15,648	$(370)	$(440)	$14,838
Other comprehensive income (loss) before reclassifications	(25,342)	-	16	(25,326)
Amounts reclassified from other comprehensive income	-	32	-	32

Net current period other comprehensive income (loss)	(25,342)	32	16	(25,294)
Less: other comprehensive income (loss) attributable to noncontrolling interests	2,208	-	(8)	2,200

Balance at August 2, 2015	$(7,486)	$(338)	$(432)	$(8,256)

Index
	Nine Months Ended July 31, 2016
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at November 1, 2015	$(9,634)	$(306)	$(633)	$(10,573)
Other comprehensive income (loss) before reclassifications	7,810	-	(23)	7,787
Amounts reclassified from other comprehensive income	-	96	-	96

Net current period other comprehensive income (loss)	7,810	96	(23)	7,883
Less: other comprehensive (income) loss attributable to noncontrolling interests	(2,258)	-	12	(2,246)

Balance at July 31, 2016	$(4,082)	$(210)	$(644)	$(4,936)

	Nine Months Ended August 2, 2015
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at November 2, 2014	$22,651	$(434)	$(443)	$21,774
Other comprehensive income (loss) before reclassifications	(32,915)	-	21	(32,894)
Amounts reclassified from other comprehensive income	-	96	-	96

Net current period other comprehensive income (loss)	(32,915)	96	21	(32,798)
Less: other comprehensive income (loss) attributable to noncontrolling interests	2,778	-	(10)	2,768

Balance at August 2, 2015	$(7,486)	$(338)	$(432)	$(8,256)

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

The Company did not have any assets or liabilities measured at fair value on a recurring or a nonrecurring basis at July 31, 2016 or November 1, 2015.

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

The table below presents the fair and carrying values of the Company’s convertible senior notes at July 31, 2016 and November 1, 2015.

	July 31, 2016		November 1, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value

3.25% convertible senior notes due 2019	$67,701	$57,500	$64,550	$57,500
3.25% convertible senior notes due 2016	$-	$-	$60,375	$57,500

NOTE 11 - COMMITMENTS AND CONTINGENCIES

As of July 31, 2016, the Company had commitments outstanding for capital expenditures of approximately $51 million.

The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material effect on its condensed consolidated financial statements.

Please see Note 14 for a discussion of the Company’s announced expansion into China.

NOTE 12 – GAINS ON SALES OF INVESTMENTS

In the first quarter of fiscal 2016 the Company sold a minority interest it held in a foreign entity, which resulted in it recognizing a gain of $8.8 million. As discussed in Note 4, in the third quarter of fiscal year 2016 we sold our investment in the MP Mask joint venture.

NOTE 13 – SUBSIDIARY DIVIDEND

In June 2016 PDMC, the Company’s majority owned IC facility in Taiwan, paid a dividend of which 49.99%, or approximately $11.9 million, was paid to its noncontrolling interest.

NOTE 14 – EXPANSION INTO CHINA

In August 2016 the Company announced that it had signed an investment agreement with the Xiamen Torch Hi-Tech Industrial Development Zone (Xiamen Torch) to establish an IC manufacturing facility in Xiamen, China. Under the terms of the agreement the Company will build and operate a state-of-the-art IC manufacturing and research and development facility, in return for which Xiamen Torch will provide certain investment incentives and support.

The Company plans to invest $160 million over the next five years, with construction commencing in 2017 and production estimated to start in late 2018. The investment will be in the form of cash, transferred capital equipment and, possibly, local financing. Support for the project has been obtained from an existing customer.

NOTE 15 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016 – 09 “Improvements to Employee Share-Based Payment Accounting”, which simplifies the accounting for share-based payment transactions including their income tax consequences, classification as either equity or liability awards, classification on the statement of cash flows, and other areas. The method of adoption varies with the different aspects of the Update. The Update is effective for the Company in its first quarter of fiscal year 2018, with early application permitted. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements.

In February 2016 the FASB issued ASU 2016 – 02 “Leases (Topic 842)”, which requires lessees to recognize right-of-use assets and corresponding liabilities for all leases with an initial term in excess of twelve months. The Update is to be adopted using a modified retrospective approach, which includes a number of practical expedients, that require leases to be measured and recognized under the new guidance at the beginning of the earliest period presented. The ASU is effective for the Company in its first quarter of fiscal year 2020, with early application permitted, and the Company is currently evaluating the effect this ASU will have on its consolidated financial statements.

Index
In January 2016 the FASB issued ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities”, which provides targeted improvements to the recognition, measurement, presentation and disclosure of financial assets and financial liabilities. Specific accounting areas addressed include, equity investments, financial liabilities reported under the fair value option and valuation allowance assessment resulting from unrealized losses on available-for-sale securities. The ASU also changes certain presentation and disclosure requirements for financial instruments. The Update is to be applied by means of a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. This ASU is effective for the Company in its first quarter of fiscal year 2019. Early adoption, with certain exceptions, is not permitted. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements.

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

In August 2016 the Company announced that it had signed an investment agreement with the Xiamen Torch Hi-Tech Industrial Development Zone (Xiamen Torch) to establish an IC manufacturing facility in Xiamen, China. Under the terms of the agreement the Company will build and operate a state-of-the-art IC manufacturing and research and development facility, in return for which Xiamen Torch will provide certain investment incentives and support.

The Company plans to invest $160 million over the next five years, with construction commencing in 2017 and production estimated to start in late 2018. The investment will be in the form of cash, transferred capital equipment and, possibly, local financing. Support for the project has been obtained from an existing customer.

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

Material Changes in Results of Operations
Three and Nine Months ended July 31, 2016 and August 2, 2015

The following table represents selected operating information expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(74.5)	(71.7)	(73.9)	(74.2)

Gross margin	25.5	28.3	26.1	25.8
Selling, general and administrative expenses	(9.1)	(9.4)	(9.1)	(9.6)
Research and development expenses	(4.4)	(4.8)	(4.5)	(4.4)

Operating income	12.0	14.1	12.5	11.8
Gains on sales of investments	0.2	-	2.4	-
Other income (expense), net	1.0	0.2	(0.2)	(0.7)

Income before income tax provision	13.2	14.3	14.7	11.1
Income tax provision	(3.9)	(2.6)	(1.6)	(2.0)

Net income	9.3	11.7	13.1	9.1
Net income attributable to noncontrolling interests	(2.7)	(2.5)	(2.2)	(2.3)

Net income attributable to Photronics, Inc. shareholders	6.6%	9.2%	10.9%	6.8%

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three months ended July31, 2016 (Q3-16) and August 2, 2015 (Q3-15) and for the nine months ended July 31, 2016 (YTD-16) and August 2, 2015 (YTD-15), in millions of dollars.

Index
Net Sales

	Three Months Ended			Nine Months Ended
	Q3-16	Q3-15	Percent Change	YTD-16	YTD-15	Percent Change

IC	$91.7	$104.0	(11.9)%	$282.3	$309.3	(8.7)%
FPD	31.5	27.7	13.9%	93.8	73.2	28.1%

Total net sales	$123.2	$131.7	(6.4)%	$376.1	$382.5	(1.7)%

Net sales for Q3-16 decreased 6.4% to $123.2 million as compared to $131.7 million for Q3-15. The decrease was primarily a result of reduced demand for both high-end and mainstream IC photomasks, which was partially offset by increased demand for  FPD photomasks, including high-end. Revenues attributable to high-end products decreased by $3.7 million to $53.3 million in Q3-16 as compared to $57.0 million in Q3-15. High-end photomask applications include mask sets for 45 nanometer and below for IC products, and G8 and above and active matrix organic light-emitting diode (AMOLED) display screen technologies for FPD products. By geographic area, net sales in Q3-16, as compared to Q3-15, increased (decreased) by $1.4 million or 2.8% to $52.0 million in Taiwan, $(9.1) million or (26.9)%, to $24.7 million in the United States, and $(0.8) million or (8.3)% to $8.4 million in Europe. Net sales in Korea in Q3-16 were $37.6 million, unchanged from Q3-15.

Net sales for YTD-16 decreased to $376.1 million as compared with $382.5 million for YTD-15, as a result of lower high-end and mainstream IC revenues, partially offset by strong high-end FPD revenues.  Revenues attributable to high-end products increased by $11.1 million to $176.5 million in YTD-16 as compared to $165.4 million in YTD-15 primarily due to increased advanced display FPD revenues offset by decreased demand for high-end IC photomasks.

The Company’s quarterly revenues can be affected by the seasonal purchasing of its customers. Demand for the Company’s products is typically negatively impacted during the first six months of its fiscal year by the North American, European and Asian holiday periods, as some customers reduce their effective workdays and orders during this period.

Gross Margin

	Three Months Ended			Nine Months Ended
	Q3-16	Q3-15	Percent Change	YTD-16	YTD-15	Percent Change

Gross margin	$31.5	$37.2	(15.6)%	$98.2	$98.5	(0.4)%
Percentage of net sales	25.5%	28.3%		26.1%	25.8%

Gross margin percentage decreased to 25.5% in Q3-16 from 28.3% in Q3-15, primarily due to lower demand for IC products. YTD-16 gross margin percentage increased to 26.1% from 25.8% in YTD-15, primarily due to improved manufacturing efficiencies and cost reductions. The Company operates in a high fixed cost environment and, to the extent that the Company’s revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.

Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	Q3-16	Q3-15	Percent Change	YTD-16	YTD-15	Percent Change

Selling, general and administrative expenses	$11.2	$12.4	(10.2)%	$34.4	$36.8	(6.5)%
Percentage of net sales	9.1%	9.4%		9.1%	9.6%

Selling, general and administrative expenses were $11.2 million in Q3-16 and $12.4 million in Q3-15, and were $34.4 million in YTD-16 and $36.8 million in YTD-15. These decreases were primarily the result of reduced costs, including freight and other items.

Index
Research and Development

	Three Months Ended			Nine Months Ended
	Q3-16	Q3-15	Percent Change	YTD-16	YTD-15	Percent Change

Research and development	$5.5	$6.3	(12.6)%	$16.6	$16.7	(0.8)%
Percentage of net sales	4.4%	4.8%		4.5%	4.4%

Research and development expenses consist primarily of global development efforts related to high-end process technologies for advanced sub-wavelength reticle solutions for IC technologies. Research and development expenses decreased by $0.8 million to $5.5 million in Q3-16, as compared to $6.3 million in Q3-15 due to decreased advanced nanometer technology development activities in the Asian region. YTD-16 research and development expenses did not significantly change from YTD-15.

Other Income (Expense), net

	Three Months Ended		Nine Months Ended
	Q3-16	Q3-15	YTD-16	YTD-15

Gains on sales of investments	$0.2	$-	$8.9	$-
Interest expense	(0.6)	(1.2)	(2.7)	(3.8)
Interest and other income (expense), net	1.8	1.4	1.9	1.3

Other income (expense), net	$1.4	$0.2	$8.1	$(2.5)

In January 2016 the Company sold a minority interest investment in a foreign entity and recognized a gain of $8.8 million. In May the Company sold its 49.99% interest in the MP Mask joint venture and recognized a gain of $0.2 million.

Interest expense decreased by $0.6 million in Q3-16, as compared to Q3-15, and by $1.1 million in YTD-16, as compared to YTD-15, primarily as a result of the impact of the 3.25% convertible debt that matured on April 1, 2016.

Interest and other income (expense), net increased in Q3-16 as compared to Q3-15 by $0.4 million primarily due to the favorable settlement of a liability related to a prior year’s acquisition, which was partially offset by less favorable foreign currency exchange gains. Interest and other income (expense), net increased in FY-16 from FY-15, primarily as the result of the aforementioned settlement of the liability related to a prior year’s acquisition.

Income Tax (Benefit) Provision

	Three Months Ended		Nine Months Ended
	Q3-16	Q3-15	YTD-16	YTD-15

Income tax provision	$4.8	$3.4	$6.1	$7.8

Effective income tax rate	29.4%	18.0%	11.1%	18.3%

The Company’s effective income tax rate is sensitive to the jurisdictional mix of earnings, due in part to the non-recognition of tax benefits on losses in jurisdictions with valuation allowances.

The effective income tax rate increase in Q3-16, as compared with Q3-15, was primarily attributable to a greater percentage of income before income taxes being earned in jurisdictions where the Company does not maintain valuation allowances and, therefore recognizes a tax expense. The effective income tax rate decrease in YTD-16, as compared with YTD-15, is primarily a result of the following factors: the recognition in FY-16 of $2.5 million, compared with $1.5 million in FY-15, of previously unrecognized deferred tax assets which resulted from the improved performance of the Company’s FPD operations; the reversal of previously recognized tax expense of $2.4 million that was eliminated by a distribution of the FY-15 earnings of a foreign subsidiary to its foreign parent; and a higher percentage of income before income taxes, including the $8.8 million gain on the sale of investment in Q1-16 that was generated in jurisdictions where the Company previously incurred losses which, due to valuation allowances, did not result in the Company recognizing tax benefits. These positive factors were offset in part by the accrual of $0.7 million of withholding taxes related to a foreign subsidiary share redemption in a foreign jurisdiction. As of each reporting date, the Company considers new evidence, both positive and negative, that could impact management’s view with regards to the future realizations of deferred tax assets.

Index
Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $0.1 million to $3.4 million in Q3-16, as compared to $3.3 million in Q3-15, and decreased by $0.5 million to $8.2 million in YTD-16, as compared to $8.7 million in YTD-15, as a result of fluctuations in net income of the Company’s IC manufacturing facility in Taiwan.

Liquidity and Capital Resources

The Company’s working capital increased to $344.4 million at July 31, 2016 as compared to $171.4 million at November 1, 2015, primarily as a result of the following: increased cash and cash equivalents due to the sale of the Company’s 49.99% interest in the MP Mask joint venture for $93.1 million in May 2016; the conversion of $7.4 million of debt to common stock in April 2016; proceeds from the sale of an investment in a foreign entity of $8.8 million in January 2016; and cash generated from operating activities. Net cash provided by operating activities was $91.4 million for the nine month period ended July 31, 2016, essentially unchanged from $91.8 million for the nine month period ended August 2, 2015. Net cash provided by investing activities for the nine month period ended July 31, 2016, was $57.6 million, which was comprised primarily of proceeds of $101.9 million received from the sale of investments, partially offset by capital expenditure payments. Net cash used in financing activities of $65.0 million for the nine month period ended July 31, 2016, was comprised of repayments of long-term borrowings of $56.3 million and the payment by a subsidiary of a dividend to noncontrolling interests of $11.9 million in June 2016, which were partially offset by proceeds of $3.2 million received from exercises of employee stock options. The Company may use its cash available on hand for operations, capital expenditures, debt repayments, strategic opportunities, stock repurchases or other corporate uses, any of which may be material.

As of July 31, 2016 and November 1, 2015, the Company’s total cash and cash equivalents include $115.9 million and $102.9 million, respectively, held by its foreign subsidiaries. The majority of earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested. However, in the event that the Company was to repatriate these earnings, such action may result in increased U.S. federal income taxes and local country withholding tax in certain jurisdictions. The Company’s foreign subsidiaries continue to grow through the reinvestment of earnings in additional manufacturing capacity and capability, particularly in the high-end IC and FPD areas.

In August 2016 the Company announced that it had signed an investment agreement with the Xiamen Torch Hi-Tech Industrial Development Zone (Xiamen Torch) to establish an IC manufacturing facility in Xiamen, China. Under the terms of the agreement the Company will build and operate a state-of-the-art IC manufacturing and research and development facility, in return for which Xiamen Torch will provide certain investment incentives and support.

The Company plans to invest $160 million over the next five years, with construction commencing in 2017 and production estimated to start in late 2018. The investment will be in the form of cash, transferred capital equipment and, possibly, local financing. Support for the project has been obtained from an existing customer.

In June 2016 PDMC, the Company’s majority owned IC facility in Taiwan, paid a dividend of $11.9 million to its noncontrolling interests.

In May 2016, the Company sold its investment in MP Mask to Micron for $93.1 million. On that same date a supply agreement commenced between the Company and Micron, which provides that the Company will be the majority outsourced supplier of Micron’s photomasks and related services. The supply agreement has a one year term, subject to mutually agreeable renewals. In addition, the Company forevermore has the rights to use technology under the prior technology license agreement.

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

The Company’s credit facility, which expires in December 2018, has a $50 million limit with an expansion capacity to $75 million, and is secured by substantially all of the Company’s assets located in the United States and common stock the Company owns in certain of its foreign subsidiaries. The credit facility precludes the Company from paying cash dividends and is subject to a minimum interest coverage ratio, total leverage ratio and minimum unrestricted cash balance financial covenants, all of which the Company was in compliance with at July 31, 2016. The Company had no outstanding borrowings against the credit facility at July 31, 2016, and $50 million was available for borrowing. The interest rate on the credit facility (1.73% at July 31, 2016) is based on the Company’s total leverage ratio at LIBOR plus a spread, as defined in the credit facility.

As of July 31, 2016, the Company had capital equipment commitments outstanding of approximately $51 million. The Company believes that its currently available resources, together with its capacity for growth, and its access to equity and other financing sources, will be sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the next twelve months. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company’s capital requirements exceed cash available from operations, existing cash, and cash available under its credit facility.

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

Off-Balance Sheet Arrangements

In April 2014 the Company acquired 50.01% (a controlling interest) of PDMC, its IC manufacturing facility located in Taiwan. Under the PDMC operating agreement the shareholders of PDMC may be requested to make additional contributions to PDMC. In the event that PDMC requests additional capital from its shareholders, the Company may be required to make additional capital contributions to PDMC in order to maintain its 50.01% ownership. The PDMC operating agreement limits the amount of contributions that may be requested during both the first four years of PDMC and during any individual year within those first four years. As of July 31, 2016, the Company had not been requested to make any capital contribution to PDMC.

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

Effect of Recent Accounting Pronouncements

See “Note 15 – Recent Accounting Pronouncements” to the condensed consolidated financial statements.

Index
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The Company conducts business in several major international currencies through its worldwide operations and its financial performance may be affected by fluctuations in the exchange rates of these currencies. Changes in exchange rates can positively or negatively affect the Company’s sales, operating margins, assets, liabilities, and equity. The functional currencies of the Company’s Asian subsidiaries are the South Korean won, the New Taiwan dollar, and the Singapore dollar. The functional currencies of the Company’s European subsidiaries are the British pound and the euro. The Company also engages in transactions and holds balances in Japanese yen.

The Company attempts to minimize its risk of foreign currency transaction losses by producing its products in the same country in which the products are sold (thereby generating revenues and incurring expenses in the same currency), and by managing its working capital. There can be no assurance that this approach will continue to be successful, especially in the event of a significant adverse movement in the value of any foreign currency against the U.S. dollar, the New Taiwan dollar or the South Korean won. However, in some instances, the Company sells products in a currency other than the functional currency of the country where it was produced or purchases products in a currency that differs from the functional currency of the purchasing manufacturing facility.

The Company’s primary net foreign currency exposures as of July 31, 2016, included the South Korean won, the Japanese yen, the New Taiwan dollar, the Singapore dollar, the British pound, and the euro. As of July 31, 2016, a 10% adverse movement in the value of these currencies against the functional currencies of our subsidiaries would have resulted in a net unrealized pre-tax loss of $7.5 million. The Company does not believe that a 10% change in the exchange rates of other non-US dollar currencies would have a material effect on its results of operations or cash flows.

Interest Rate Risk

At July 31, 2016, the Company did not have any variable rate borrowings. A 10% change in interest rates would not have had a material effect on the Company’s consolidated financial position, results of operations, or cash flows in the three or nine month periods ended July 31, 2016.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s third quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
PART II.	OTHER INFORMATION

Item 1A.	RISK FACTORS

The Company’s announced expansion into China entails substantial risks.

In August 2016 the Company announced that it would invest $160 million over the next five years to construct an IC manufacturing facility in Xiamen, China. This investment is subject to substantial risks which may include, but are not limited to: delays in or the inability to obtain necessary permits that are needed to enable us to construct our facility or conduct our ongoing business; the inability to protect our intellectual property rights under Chinese law, which may not offer as high of a level of protection as U.S. law; unexpectedly long negotiation periods with Chinese suppliers and customers; quality issues related to materials sourced from local vendors; unexpectedly high labor costs due to a tight labor supply; and difficulty in repatriating funds and selling or transferring assets. Our investment in China also exposes us to a significant additional foreign currency exchange risk, which we have not been subject to in recent years. These and other risks may result in our not realizing a return on, or losing some of or all of our planned investment in China, which would have a material adverse effect on our financial condition and financial performance.

Please refer to Part 1, Item 1A of the Company’s Form 10-K for the year ended November 1, 2015, for additional risks related to the Company’s business.

Index
Item 6.	EXHIBITS

	(a)	Exhibits

		Exhibit Number	Description

		10.35	Investment Agreement between Xiamen Torch Hi-Tech Industrial Development Zone Management Committee and Photronics Singapore Pte, Ltd dated August 18, 2016.*

		31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		101.INS	XBRL Instance Document

		101.SCH	XBRL Taxonomy Extension Schema Document

		101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

		101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

		101.LAB	XBRL Taxonomy Extension Label Linkbase Document

		101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential information has been omitted and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc. (Registrant)

By:	/s/ SEAN T. SMITH
Sean T. Smith
Senior Vice President
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: September 2, 2016