Form 10-K
period 2016-10-30
PHOTRONICS INC
filed 2017-01-06
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October, 30, 2016

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
Yes ☐  No ☒

As of May 1, 2016, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant's common stock held by non-affiliates was approximately $616,765,723 (based upon the closing price of $10.58 per share as reported by the NASDAQ Global Select Market on that date).

As of December 28, 2016, 68,325,098 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2017
Annual Meeting of Shareholders	Incorporated into Part III
to be held in March 2017	of this Form 10-K

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of Photronics, Inc. ("Photronics”, the "Company”, “we”, or “us”). These statements are based on management's beliefs, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be identified by words like "expect," "anticipate," "believe," "plan," "project," “could,” “estimate,” “intend,” “may,” “will” and similar expressions, or the negative of such terms, or other comparable terminology. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this annual report on Form 10-K or in other documents filed with the Securities and Exchange Commission in press releases or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls regarding, among other things, the consummation and benefits of transactions, joint ventures, business combinations, divestitures and acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. Various factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements expressed or implied by forward-looking statements. Factors that might affect forward-looking statements include, but are not limited to, overall economic and business conditions; economic and political conditions in international markets; the demand for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; the timing of orders received from customers; the gain or loss of significant customers; competition from other manufacturers; changes in accounting standards; federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); changes in the jurisdictional mix of our earnings and changes in tax laws and rates; interest rate and other capital market conditions, including changes in the market price of the Company's securities; foreign currency exchange rate fluctuations; changes in technology; technology or intellectual property infringement, including cyber-security breaches, and other innovation risks; unsuccessful or unproductive research and development or capital expenditures; the timing, impact, and other uncertainties related to transactions and acquisitions, divestitures, business combinations, and joint ventures as well as decisions the Company may make in the future regarding the Company’s business, capital and organizational structures and other matters; the seasonal and cyclical nature of the semiconductor and flat panel display industries; management changes; changes in laws and government regulation impacting our operations or our products; the occurrence of regulatory proceedings, claims or litigation; damage or destruction to the Company's facilities, or the facilities of its customers or suppliers, by natural disasters, labor strikes, political unrest, or terrorist activity; the ability of the Company to (i) place new equipment in service on a timely basis; (ii) obtain additional financing; (iii) achieve anticipated synergies and cost savings; (iv) fully utilize its tools; (v) achieve desired yields, pricing, product mix, and market acceptance of its products and (vi) obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company's expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements, except as otherwise required by securities and other applicable laws.

PART I

ITEM 1.	BUSINESS

General

Photronics, Inc. (and its subsidiaries, collectively referred to herein as "Photronics", the "Company", “we”, or “us”) is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays ("FPDs"), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits ("ICs") and a variety of FPDs and, to a lesser extent, other types of electrical and optical components. The Company currently operates principally from nine manufacturing facilities; two of which are located in Europe, three in Taiwan, one in Korea and three in the United States. In August 2016 the Company announced its plans to build a research and development and manufacturing facility in Xiamen, China, with construction commencing in 2017 and production estimated to start in late 2018. See Note 21 for additional information.

Photronics is a Connecticut corporation, organized in 1969. Its principal executive offices are located at 15 Secor Road, Brookfield, Connecticut 06804, telephone (203) 775-9000. The Company's website is located at http://www.photronics.com. We make available, through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The information found on or incorporated into the Company's website is not part of this or any other report the Company files with or furnishes to the SEC. These reports may also be obtained at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Photronics.

Products and Manufacturing Technology

The Company manufactures photomasks, which are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates. Photomasks are manufactured in accordance with circuit designs provided to us on a confidential basis by our customers. IC and FPD photomask sets are manufactured in layers, each having a distinct pattern which is etched onto a different photomask. The resulting series of photomasks is then used to image the circuit patterns onto each successive layer of a semiconductor wafer or flat panel substrate. The typical manufacturing process for a photomask involves the receipt and conversion of circuit design data to manufacturing pattern data. A lithography system then exposes the circuit pattern onto the photomask blank. The exposed areas are developed and etched to produce that pattern on the photomask. The photomask is then inspected for defects and conformity to the customer's design data. After any defects are repaired, the photomask is cleaned using a proprietary process, any required pellicles (protective translucent cellulose membranes) are applied and, after final inspection, the photomask is shipped to the customer.

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

The first several layers of photomasks are sometimes required to be delivered by the Company within 24 hours from the time it receives customers' design data. The ability to manufacture high quality photomasks within short time periods is dependent upon robust processes, efficient manufacturing methods, high production yield, available manufacturing capacity and high equipment reliability. We work to meet these requirements by making significant investments in research and development, capital equipment, manufacturing, and data processing systems, and by utilizing statistical process control methods to optimize the manufacturing process and reduce cycle times.

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

The majority of IC photomasks produced for the semiconductor industry employ geometries of larger than 45 nanometers. At these geometries, the Company can produce full lines of photomasks and there is no significant technology employed by our competitors that is not also available to the Company. We are also capable of producing full lines of photomasks for high-end IC and FPD applications. In the case of ICs, this includes photomasks at and below the 45 nanometer technology node and, for FPDs, at and above the Generation 8 technology node and active-matrix organic light-emitting diode (AMOLED) display screens. The Company holds customer qualified manufacturing capability and owns, or has access to, technology that enables it to compete in the high-end markets that serve IC and FPD applications.

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

Generally, the Company and each of its customers engage in a qualification and correlation process before the Company becomes an approved supplier. Thereafter, the Company typically negotiates pricing parameters for a customer's orders based on the customer's specifications. Some prices may remain in effect for an extended period of time. In some instances, the Company enters into sales arrangements with an understanding that, as long as our performance is competitive, we will receive a specified percentage of that customer's photomask requirements. However, none of our customers have entered into significant long-term agreements with us that require them to purchase our products.

We conduct our sales and marketing activities primarily through a staff of full-time sales personnel and customer service representatives who work closely with the Company's management and technical personnel. The Company supports international customers through both its domestic and international facilities. We consider our presence in international markets to be an important factor in attracting new customers, as it provides global solutions to our customers, minimizes delivery time, and allows us to serve customers that utilize manufacturing foundries outside of the United States, principally in Asia. See Note 15 to the Company's consolidated financial statements for the amount of net sales and long-lived assets attributable to each of the Company's geographic areas of operations.

Customers

The Company primarily sells its products to leading semiconductor and FPD manufacturers. The Company's largest customers (listed alphabetically) during the fiscal year ended October 30, 2016, ("fiscal 2016") included the following:

AU Optronics Corp.	MagnaChip Semiconductor Corporation
Dongbu HiTek Co., Ltd.	Micron Technology, Inc.
Epcos AG	Nanya Technology Corporation
Global Foundries, Inc.	ON Semiconductor Corporation
Himax Display, Inc.	Powerchip Technology Corporation
Infineon Technologies AG	Samsung Electronics Co., Ltd.
Innolux Corporation	STMicroelectronics N.V.
Inotera Memories, Inc.	Texas Instruments, Incorporated
Intel Corporation	Tower Semiconductor, Ltd.
LG Display Co., Ltd	United Microelectronics Corp.

During fiscal 2016, the Company sold its products and services to approximately 600 customers. Sales to one customer accounted for approximately 19%, 18% and 16% of the Company’s total net sales in fiscal 2016, 2015 and 2014, respectively, and sales to another customer accounted for approximately 17%, 15% and 11% of the Company’s total net sales in fiscal 2016, 2015 and 2014, respectively. Our five largest customers, in the aggregate, accounted for approximately 50%, 52% and 44% of net sales in fiscal 2016, 2015 and 2014, respectively. A significant decrease in the amount of sales to any of these customers could have a material adverse effect on the financial performance and business prospects of the Company.

Seasonality

The Company's quarterly revenues can be affected by the seasonal purchasing of its customers. We are typically impacted during our first quarter by the North American and European holiday periods, as some customers reduce their effective workdays and orders during this period. Additionally, the Company can be impacted during its first or second fiscal quarter by the Asian New Year holiday period, which also may reduce customer orders.

Research and Development

The Company conducts research and development activities for IC photomasks at its U.S. nanoFab, which is located in Boise, Idaho, as well as at PK, Ltd. (“PKL”), its subsidiary in Korea and Photronics DNP Mask Corporation (“PDMC”), one of its subsidiaries in Taiwan. Research and development for FPD photomasks is conducted at PKL. Additionally, the Company conducts site-specific research and development programs to support strategic customers. These research and development programs and activities are undertaken to advance the Company's competitiveness in technology and manufacturing efficiency. We also conduct application oriented research and development activities to support the early adoption of new photomask or supporting data and services technology into our customers' applications. Currently, research and development photomask activities for ICs are focused on 20 nanometer node and below and, for FPDs, on Generation 8 resolution enhancement, substrates larger than Generation 8 and more complex masks for AMOLED type displays. The Company believes these core competencies will continue to be a critical part of semiconductor and FPD manufacturing, as optical lithography continues to scale capabilities on high-end devices. We incurred research and development expenses of $21.7 million in fiscal year 2016, and $21.9 million in fiscal years 2015 and 2014. The Company believes that it owns, controls, or licenses valuable proprietary information that is necessary for its business as it is presently conducted. This includes trade secrets as well as patents. We also believe that our intellectual property and trade secret know-how will continue to be important to our maintaining technical leadership in the field of photomasks.

On May 5, 2016, the Company sold its investment in MP Mask to Micron for $93.1 million and recorded a gain on the sale of $0.1 million, which is included in the Company’s 2016 condensed consolidated statements of income in Interest and other income (expense), net.  On that same date, a supply agreement commenced between the Company and Micron, which provides that the Company will be the majority outsourced supplier of Micron’s photomasks and related services. The supply agreement has a one year term, subject to mutually agreeable renewals. In addition, the Company forevermore has the rights to use the technology it acquired under its prior technology license agreement.

Patents and Trademarks

The Company has ownership interests in approximately 40 issued U.S. patents. The subject matter of these patents, which are registered in various countries, generally relates to the manufacture of IC photomasks or the use of photomasks to manufacture other products. The expiration dates of these patents range from 2018 to 2034. The Company also has a number of trademarks and trademark registrations in the United States and in other countries.

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

Backlog

The first several layers of a set of photomasks for a circuit pattern are often required to be shipped within 24 hours of receiving a customer's designs. Because of the short period between order and shipment dates (typically from 1 day to 2 weeks) for a significant amount of the Company's sales, the dollar amount of our current backlog is not considered to be a reliable indicator of future sales volume.

International Operations

Sales from the Company’s non-U.S. operations were approximately 76%, 75% and 77% of the Company's net sales in fiscal 2016, 2015 and 2014, respectively. We believe that our ability to serve international markets is enhanced by our having, among other things, a local presence in the markets that we serve. This requires significant investments in financial, managerial, operational, and other resources.

Operations outside of the United States are subject to inherent risks, including fluctuations in exchange rates, political and economic conditions in various countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing international operations, longer accounts receivable collection cycles, potential restrictions on transfers of funds and potentially adverse tax consequences. These factors may have a material adverse effect on the Company's ability to generate sales outside of the United States and to deploy resources where they could otherwise be used to their greatest advantage and, consequently, may adversely affect its financial condition and results of operations. Note 15 of the notes to the Company's consolidated financial statements present net sales and long-lived assets by geographic area.

Competition

The photomask industry is highly competitive and most of the Company's customers utilize multiple photomask suppliers. The Company's ability to compete depends primarily upon the consistency of its products’ quality, timeliness of delivery, as well as pricing, technical capability and service, which we believe are the principal factors considered by customers in selecting their photomask suppliers. An inability to meet these requirements could adversely affect the Company's financial condition, results of operations and cash flows. The Company also believes that proximity to customers is an important factor in certain markets where cycle time from order to delivery is critical. While some of our competitors have greater financial, technical, sales, marketing or other resources than the Company, we believe that we are able to compete effectively because of our dedication to customer service, investments in state-of-the-art photomask equipment and facilities, and experienced technical employees.

The Company estimates that, for the types of photomasks it manufactures (IC and FPD), the size of the total market (captive and merchant) is approximately $4.0 billion. Its competitors include Compugraphics International, Ltd., Dai Nippon Printing Co., Ltd (outside of Taiwan), Hoya Corporation, SK-Electronics Co. Ltd., Taiwan Mask Corporation and Toppan Printing Co., Ltd. The Company also competes with semiconductor manufacturers' captive photomask manufacturing operations that supply photomasks for internal use and, in some instances, also for external customers and foundries. The Company expects to face continued competition which, in the past, has led to pressure to reduce prices. The Company believes the pressure to reduce prices, coupled with the significant investment required in capital equipment to manufacture high-end photomasks, has contributed to the decrease in the number of independent manufacturers, and we expect such pressure to continue in the future.

Employees

As of October 30, 2016, the Company had 1,530 employees. The Company believes it offers competitive compensation and other benefits and that its employee relations are good.

ITEM 1A.	RISK FACTORS

Technology failures or cyber security breaches could have a material adverse effect on the Company’s operations.

The Company relies on information technology systems to process, transmit, store, and protect electronic information. For example, a significant portion of the communications between the Company’s personnel, customers, and suppliers depends on information technology. Our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues. We have technology and information security processes and disaster recovery plans in place to mitigate our risk to these vulnerabilities. However, these measures may not be adequate to ensure that our operations will not be disrupted, should such an event occur.

The Company's dependency on the microelectronics industry, which as a whole is volatile, could have a negative material impact on its business.

The Company sells substantially all of its photomasks to semiconductor or flat panel display designers, manufacturers and foundries, as well as to other high performance electronics manufacturers. We believe that the demand for photomasks depends primarily on design activity rather than sales volume from products using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. In addition, the reduced use of customized ICs, a reduction in design complexity, other changes in the technology or methods of manufacturing or designing semiconductors or FPDs, or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks ‒ even if the demand for semiconductors and FPDs increases. Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices.

The Company's results may suffer if the IC or FPD photomask market does not grow or if the Company is unable to serve these markets successfully. We believe that the demand for photomasks for both ICs and FPDs depends primarily on design activity and, to a lesser extent, upon an increase in the number of production facilities used to manufacture ICs or FPDs. As a result, an increase in IC or FPD sales will not necessarily lead to a corresponding increase in photomask sales. However, a slowdown in the development of new technologies for fabricating ICs or FPDs could reduce the demand for related photomasks.

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

The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify in the future. Fluctuations in operating results may result in volatility in the prices of the Company's common stock and financial instruments linked to the value of the Company's common stock. Operating results may fluctuate as a result of many factors, including the size and timing of orders and shipments, the loss of significant customers, changes in product mix, the flow of customer design releases, technological change, fluctuations in manufacturing yields, competition and general economic conditions. We operate in a high fixed cost environment and, should our revenues and asset utilization decrease, our operating margins could be negatively impacted.

The Company's customers generally order photomasks on an as-needed basis, and our net sales in any quarter are dependent on orders received during that quarter. Since we operate with little backlog and the rate of new orders may vary significantly from quarter to quarter, our capital expenditures and, to some extent, expense levels are based primarily on sales forecasts and technological advancements in photomask manufacturing equipment. Consequently, if anticipated sales in any quarter do not occur when expected, capital expenditures could be higher than needed, resulting in underutilized capacity and disproportionately high expense levels, causing operating results to be adversely affected. Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results cannot be relied upon as indicators of future performance. In addition, in future quarters, our operating results could be below guidance provided by the Company and the expectations of public market analysts and investors which, in turn, could have a material adverse effect on the market price of the Company's common stock.

The photomask industry is subject to rapid technological change and the Company might fail to remain competitive, which could have a material adverse effect on the Company's business and results of operations.

The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, the Company will be required to continually anticipate, respond to and utilize changing technologies of increasing complexity in both traditional and emerging markets that it serves. In particular, we believe that, as semiconductor geometries continue to become smaller and FPDs become larger with improved performance, we will be required to manufacture increasingly complex photomasks. Additionally, the demand for photomasks has been, and could in the future be, adversely affected by changes in semiconductor and high performance electronics fabrication methods that affect the type or quantity of photomasks utilized, such as changes in semiconductor demand that favor field programmable gate arrays and other semiconductor designs that replace application-specific ICs. Furthermore, evidence of the viability and the corresponding market acceptance of alternative methods of transferring IC designs onto semiconductor wafers could reduce or eliminate the need for photomasks in the production of semiconductors. As of the end of fiscal 2016, one alternative method, direct-write lithography, has not been proven to be a commercially viable alternative to photomasks, as it is considered to be too slow for high volume semiconductor wafer production. However, should direct-write or any other alternative method of transferring IC or FPD designs without the use of photomasks achieve market acceptance, and if the Company is unable to anticipate, respond to or utilize these or other technological changes, due to resource, technological or other constraints, its business and results of operations could be materially adversely affected.

The Company's operations will continue to require substantial capital expenditures, for which it may be unable to obtain funding.

The manufacture of photomasks requires substantial investments by the Company in high-end manufacturing capability. We expect that we will be required to continue to make substantial capital expenditures to meet the technological demands of our customers and to position us for future growth. The Company's capital expenditure payments for fiscal 2017 are expected to be approximately $100 million, of which $9 million was included in accounts payable on its October 30, 2016, Consolidated Balance Sheet. We cannot provide assurance that we will be able to obtain the additional capital required to fund our operations on reasonable terms, if at all, or that any such inability will not have a material adverse effect on our business and results of operations.

The Company has been dependent on sales to a limited number of large customers; the loss of any of these customers or a significant reduction in orders from these customers could have a material adverse effect on its sales and results of operations.

Historically, the Company has sold a significant proportion of photomasks to a limited number of IC and FPD manufacturers. During fiscal years 2016 and 2015 our two largest customers accounted for 36% and 33%, respectively, of our net sales. The Company's five largest customers accounted for 50%, 52% and 44% of net sales in fiscal 2016, 2015 and 2014, respectively. None of the Company's customers have entered into significant long-term agreements with the Company requiring them to purchase the Company's products. The loss of a significant customer or a significant reduction or delay in orders from any significant customer, (including reductions or delays due to customer departures from recent buying patterns), or an unfavorable change in competitive conditions in the semiconductor or FPD industries, could have a material adverse effect on the Company's financial performance and business prospects. The consolidation of semiconductor manufacturers or an economic downturn in the semiconductor industry may increase the likelihood of losing a significant customer and could also have an adverse effect on the Company's financial performance and business prospects.

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

The Company uses high precision quartz photomask blanks, pellicles, and electronic grade chemicals in its manufacturing processes. There are a limited number of suppliers of these raw materials and the Company has no long-term contracts with these suppliers. Any delays or quality problems in connection with significant raw materials, particularly photomask blanks, could cause delays in the shipments of photomasks, which could have a material adverse effect on our business and results of operations. The fluctuation of foreign currency exchange rates, with respect to prices of equipment and raw materials used in manufacturing, could also have a material adverse effect on the Company's business and results of operations.

The Company faces risks associated with the use of sophisticated equipment and complex manufacturing processes and technologies. Our inability to effectively utilize such equipment and technologies and perform such processes could have a material adverse effect on our business and results of operations.

The Company's complex manufacturing processes require the use of expensive and technologically sophisticated equipment and materials, and are continually modified in an effort to improve manufacturing yields and product quality. Minute impurities, defects or other difficulties in the manufacturing process can lower manufacturing yields and make products unmarketable. Moreover, manufacturing leading-edge photomasks is more complex and time consuming than manufacturing less advanced photomasks, and may lead to delays in the manufacturing of all levels of photomasks. The Company has, on occasion, experienced manufacturing difficulties and capacity limitations that have delayed its ability to deliver products within the time frames contracted for by its customers. The Company cannot provide assurance that, under such circumstances, it will not experience these or other manufacturing difficulties, or be subject to increased costs or production capacity constraints in the future, any of which could result in a loss of customers or could otherwise have a material adverse effect on its business and results of operations.

We could be subject to damages based on claims brought against us by our customers or lose customers as a result of the failure of our products to meet certain quality specifications.

Our products provide important performance attributes to our customers’ products. If a product fails to perform in a manner consistent with quality specifications or has a shorter useful life than guaranteed, a customer could seek replacement of the product or damages for costs incurred as a result of the product failing to perform, particularly if such products are sold under agreements that contain limited performance and life cycle guarantees. Our customers often require us to represent that our products conform to certain product specifications provided by our customers. Any failure to comply with such specifications could result in claims or legal action. A successful claim or series of claims against us could have a material adverse effect on our financial condition and results of operations and could result in a loss of one or more customers.

The Company's debt agreements limit its ability to obtain additional financing and may obligate it to repay debt before its maturity.

Financial covenants related to the Company’s credit facility, which was last amended in August 2014, include Total Leverage Ratio, a Minimum Interest Coverage Ratio, and Minimum Unrestricted Cash Balances. Existing covenant restrictions limit the Company's ability to obtain additional debt financing and, should Photronics be unable to meet one or more of these covenants, its lenders may require it to repay any outstanding balance prior to the expiration date of the agreements. Our ability to comply with the financial and other covenants in our debt agreements may be affected by worsening economic or business conditions, or other events. The Company cannot assure that, under such circumstances, additional sources of financing would be available to pay off any long-term borrowings, so as to avoid default.  Should we default on certain of our long-term borrowings, a cross default would occur on other long-term borrowings, unless amended or waived.

Acquisitions, divestitures, mergers, business combinations or joint ventures by the Company may entail certain operational and financial risks.

The Company has made significant acquisitions throughout its history and it may make other acquisitions or participate in other divestitures, joint ventures, business combinations or mergers in the future. On April 4, 2014, DNP Photomask Technology Taiwan Co., Ltd. (“DPTT”), a wholly owned subsidiary of Dai Nippon Printing Co., Ltd. (“DNP”), merged into Photronics Semiconductor Mask Corporation (“PSMC”), a wholly owned subsidiary of Photronics, to form PDMC. As a result of the acquisition of DPTT, Photronics and DNP own 50.01 percent and 49.99 percent of PDMC, respectively. After the completion of such an acquisition the Company may be subject to various risks which could adversely affect its future earnings and cash flows.  These may include risks such as: the cost of combining the operations of  the acquired company with  the Company’s operations may exceed our estimates; goodwill, if any, or other intangible assets recognized may be subject to impairment charges; the lives of intangible assets acquired may be reduced; contingent liabilities are identified or change; the unanticipated loss of sales due to an overlap of customers served by the Company and the acquiree occurs; and that greater than anticipated charges to maintain duplicate pre-merger activities and eliminate duplicative activities are experienced.   Furthermore, the Company may need to utilize its cash reserves and/or issue new securities to fund future acquisitions, which could have a dilutive effect on its earnings per share. In cases of acquisitions that require the Company to estimate the fair values of assets acquired and liabilities assumed, such estimates, though based upon assumptions that we believe to be reasonable, are subject to uncertainty.

Joint ventures may not operate according to their business plans if our partners fail to fulfill their obligations, which may adversely affect our results of operations and may force us to dedicate additional resources to these joint ventures.

The nature of a joint venture requires us to share control with unaffiliated third parties. If our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business plan. In that case, our results of operations may be adversely affected and we may be required to increase the level of our commitment to the joint venture. Also, differences in views among joint venture participants may result in delayed decisions or failures to agree on major issues. If these differences cause the joint ventures to deviate from their business plans, our results of operations could be adversely affected.

We may not be able to consummate future acquisitions or integrate acquisitions into our business, which could result in unanticipated expenses and losses.

As part of our business growth strategy, we have acquired businesses, assets from businesses and entered into joint ventures in the past and intend to pursue acquisitions and joint venture opportunities in the future. Our ability to implement this component of our growth strategy will be limited by our ability to identify appropriate acquisition or joint venture candidates and our financial resources, including available cash and borrowing capacity. The expense incurred in consummating acquisitions or entering into joint ventures, the time it takes to integrate an acquisition or our failure to integrate businesses successfully, could result in unanticipated expenses and losses. Furthermore, we may not be able to realize any of the anticipated benefits from acquisitions or joint ventures.

The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with the integration of acquisitions include: potential disruption of our ongoing business and distraction of management; unforeseen claims and liabilities, including unexpected environmental exposures; unforeseen adjustments, taxes, charges and write-offs; problems enforcing the indemnification obligations of sellers of businesses or joint venture partners for claims and liabilities; unexpected losses of customers of, or suppliers to, the acquired business; difficulty in conforming the acquired businesses’ standards, processes, procedures and controls with our operations; variability in financial information arising from the implementation of purchase price accounting; inability to coordinate new product and process development; loss of senior managers and other critical personnel and problems with new labor unions; and challenges arising from the increased scope, geographic diversity and complexity of our operations.

The Company’s announced expansion into China entails substantial risks.

In August 2016 the Company announced that it would invest $160 million, in the form of a combination of cash and transferred capital, over the next five years to construct an IC research and development and manufacturing facility in Xiamen, China. This investment is subject to substantial risks which may include, but are not limited to: delays in or the inability to obtain necessary permits that are needed to enable us to construct our facility or conduct our ongoing business; the inability to protect our intellectual property rights under Chinese law, which may not offer as high of a level of protection as U.S. law; unexpectedly long negotiation periods with Chinese suppliers and customers; quality issues related to materials sourced from local vendors; unexpectedly high labor costs due to a tight labor supply; and difficulty in repatriating funds and selling or transferring assets. Our investment in China also exposes us to a significant additional foreign currency exchange risk, which we have not been subject to in recent years. These and other risks may result in our not realizing a return on, or losing some of or all of our planned investment in China, which would have a material adverse effect on our financial condition and financial performance.

The Company's cash flows from operations and current holdings of cash may not be adequate for its current and long-term needs.

The Company's liquidity, as it operates in a high fixed cost environment, is highly dependent on its sales volume and the timing of its capital expenditures, which can vary significantly from period to period. Depending on conditions in the semiconductor and FPD markets, the Company's cash flows from operations and current holdings of cash may not be adequate to meet its current and long-term needs for capital expenditures, operations and debt repayments. Historically, in certain years, the Company has used external financing to fund these needs. Due to conditions in the credit markets and covenant restrictions on its existing debt, some financing instruments used by the Company in the past may not be available to it. Therefore, the Company cannot provide assurance that additional sources of financing would be available to it on commercially favorable terms, if at all, should its cash requirements exceed its cash available from operations, existing cash, and cash available under its credit facility.

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

The photomask industry is highly competitive, and most of the Company's customers utilize more than one photomask supplier. The Company's competitors include Compugraphics International, Ltd., DNP (outside of Taiwan), Hoya Corporation, SK-Electronics Co., Ltd., Taiwan Mask Corporation and Toppan Printing Co., Ltd. The Company also competes with semiconductor manufacturers' captive photomask manufacturing operations, some of which market their photomask manufacturing services to outside customers. We expect to face continued competition from these and other suppliers in the future. Some of the Company's competitors have substantially greater financial, technical, sales, marketing or other resources than it has. Also, when producing smaller geometry photomasks, some of our competitors may be able to more rapidly develop, produce, and achieve higher manufacturing yields than us. The Company believes that consistency of product quality and timeliness of delivery, as well as price, technical capability, and service are the principal factors considered by customers in selecting their photomask suppliers. Our inability to meet these competitive requirements could have a material adverse effect on our business and results of operations. In the past, competition has led to pressure to reduce prices and the need to invest in advanced manufacturing technology which, the Company believes, contributed to the decrease in the number of independent photomask suppliers. These pressures may continue in the future.

The Company's substantial international operations are subject to additional risks.

Sales from the Company’s non-U.S. operations were approximately 76%, 75% and 77% of the Company's net sales in fiscal 2016, 2015 and 2014, respectively. We believe that maintaining significant international operations requires us to have, among other things, a local presence in the geographic markets that we supply. This requires significant investments in financial, managerial, operational, and other resources. Since 1996, the Company has significantly expanded its operations in international markets by acquiring existing businesses in Europe, acquiring majority equity interests in photomask manufacturing operations in Korea and Taiwan and building a manufacturing facility for FPD photomasks in Taiwan. In August 2016 we announced that we will invest $160 million, in the form of a combination of cash and transferred capital, over the next five years to construct an IC research and development and manufacturing plant in Xiamen, China. The Company, in order to enable it to optimize its investments and other resources, closely monitors the semiconductor and FPD manufacturing markets for indications of geographic movement and, in conjunction with these efforts, continues to assess the locations of its manufacturing facilities. These assessments may result in the opening or closing of facilities.

Operations outside of the United States are subject to inherent risks, including fluctuations in exchange rates, unstable political and economic conditions in various countries, changes in economic alliances (such as the United Kingdom’s decision to leave the European Union), unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and potentially adverse tax consequences. These factors may have a material adverse effect on the Company's ability to generate sales outside of the United States and, consequently, on its business and results of operations.

Changes in foreign currency exchange rates could have a material adverse effect on the Company's results of operations, financial condition or cash flows.

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and are reported in U.S. dollars. The Company's operations have transactions and balances denominated in currencies other than the U.S. dollar, primarily the Korean won, New Taiwan dollar, Japanese yen, euro, Singapore dollar, and the pound sterling. In fiscal 2017, as a result of our commencing construction of a new facility in China, we will have transactions and balances denominated in the Chinese renminbi. In fiscal 2016 the Company recorded a net loss from changes in foreign currency exchange rates of $0.3 million in its statement of income, while its net assets were increased by $6.3 million as a result of the translation of foreign currency financial statements to U.S. dollars. In the event of significant foreign currency fluctuations, the Company's results of operations, financial condition or cash flows may be adversely affected.

The Company's business depends on managerial and technical personnel, who are in great demand, and its inability to attract and retain qualified employees could adversely affect the Company's business and results of operations.

The Company's success depends, in part, upon key managerial and technical personnel, as well as its ability to continue to attract and retain additional qualified personnel. The loss of certain key personnel could have a material adverse effect on our business and results of operations. There can be no assurance that the Company can retain its key managerial, and technical employees, or that it can attract similar additional employees in the future.

The Company may be unable to enforce or defend its ownership and use of proprietary technology, and the utilization of unprotected Company developed technology by its competitors could adversely affect its business, results of operations and financial position.

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

If we violate environmental, health and safety laws or regulations, in addition to being required to correct such violations, we can be held liable in administrative, civil or criminal proceedings for substantial fines and other sanctions could be imposed that could disrupt or limit our operations. Liabilities associated with the investigation and cleanup of hazardous substances, as well as personal injury, property damages or natural resource damages arising from the release of, or exposure to, such hazardous substances, may be imposed in many situations without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally (so that a responsible party may be held liable for more than its share of the losses involved, or even the entire loss). Such liabilities may also be imposed on many different entities with a relationship to the hazardous substances at issue, including, for example, entities that formerly owned or operated the property affected by the hazardous substances and entities that arranged for the disposal of the hazardous substances at the affected property, as well as entities that currently own or operate such property. The nature of our business, including historical operations at our current and former facilities, exposes us to risks of liability under these laws and regulations due to the production, storage, use, transportation and sale of materials that can cause contamination or personal injury if released into the environment. Additional information may arise in the future concerning the nature or extent of our liability with respect to identified sites, and additional sites may be identified for which we are alleged to be liable, that could cause us to materially increase our environmental accrual or the upper range of the costs we believe we could reasonably incur for such matters

The Company's production facilities could be damaged or disrupted by natural disasters or labor strikes, either of which could adversely affect its financial position, results of operations and cash flows.

A major catastrophe, such as an earthquake or other natural disaster, labor strike, or work stoppage at any manufacturing facility of the Company, its suppliers, or its customers, could result in a prolonged interruption of the Company’s business. A disruption resulting from any one of these events could cause significant delays in shipments of our products and the loss of sales and customers, which could have a material adverse effect on our financial position, results of operations, and cash flows. The Company's facilities in Taiwan are located in a seismically active area.

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

The Company's tax filings are subjected to audits by tax authorities in the various jurisdictions in which it does business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or through the courts. Currently, we believe there are no outstanding assessments whose resolution would result in a material adverse financial result. However, the Company cannot offer assurances that unasserted or potential future assessments would not have a material adverse effect on its financial condition or results of operations.

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

Servicing the Company's debt requires a significant amount of cash, and we may not generate sufficient cash flows from our operations to pay our indebtedness.

The Company's ability to make scheduled payments of debt principal and interest or to refinance its indebtedness depends on its future performance, which is subject to economic, financial, competitive and other factors beyond the Company's control. Our business may not continue to generate sufficient cash flows from operations in the future to both service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. The Company's ability to refinance its indebtedness would depend upon the conditions in the capital markets and its financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table presents certain information about the Company's photomask manufacturing facilities:

Location	Type of Interest

Allen, Texas	Owned
Boise, Idaho	Owned
Brookfield, Connecticut	Owned
Bridgend, Wales	Leased
Cheonan, Korea	Owned
Dresden, Germany	Leased
Hsinchu, Taiwan	Owned	(1)
Hsinchu, Taiwan	Leased
Taichung, Taiwan	Owned	(1)

(1)   The Company owns its manufacturing facility in Taichung and one of its manufacturing facilities in Hsinchu. However, it leases the related land.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to various claims that arise in the ordinary course of business. We believe such claims, individually or in the aggregate, will not have a material adverse effect on our business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of the Company is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol PLAB. The table below shows the range of high and low sale prices per share of each quarter for fiscal years 2016 and 2015, as reported by the NASDAQ Global Select Market.

	High	Low
Fiscal Year Ended October 30, 2016:

Quarter Ended January 31, 2016	$13.05	$9.57
Quarter Ended May 1, 2016	12.39	9.30
Quarter Ended July 31, 2016	10.69	8.56
Quarter Ended October 30, 2016	10.90	8.81

Fiscal Year Ended November 1, 2015:

Quarter Ended February 1, 2015	$9.18	$7.88
Quarter Ended May 3, 2015	9.13	8.14
Quarter Ended August 2, 2015	10.55	8.13
Quarter Ended November 1, 2015	9.89	7.68

On December 30, 2016, the closing sale price of our Common Stock, per the NASDAQ Global Select Market, was $11.30. Based on information available to the Company, we believe we have approximately 9,000 shareholders.

The Company, to date, has not paid any cash dividends on PLAB shares and, for the foreseeable future, anticipates that earnings will continue to be retained for use in its business. Further, our credit facility precludes us from paying cash dividends.

Securities authorized for issuance under equity compensation plans

The information regarding the Company's equity compensation required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from Photronics’ 2017 definitive Proxy Statement in Item 12 of Part III of this report. The 2017 Proxy Statement will be filed within 120 days after our fiscal year ended October 30, 2016.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is derived from the Company's audited consolidated financial statements. The data should be read in conjunction with the audited consolidated financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K (in thousands, except per share amounts).

	Year Ended
	October 30, 2016		November 1, 2015	November 2, 2014		November 3, 2013		October 28, 2012

OPERATING DATA:

Net sales	$483,456		$524,206	$455,527		$422,180		$450,439

Cost and expenses:
Cost of sales	(364,750)		(381,070)	(355,181)		(322,540)		(338,519)
Selling, general and administrative	(44,577)		(48,983)	(49,638	)(d)	(48,213	)(f)	(46,706)
Research and development	(21,654)		(21,920)	(21,913)		(20,758)		(19,371)
Consolidation, restructuring and related charges	-		-	-		-		(1,428	)(g)
Operating income	52,475		72,233	28,795		30,669		44,415

Other income (expense):
Gains on sales of investments	8,940	(a)	-	-		-		-
Gain on acquisition	-		-	16,372	(e)	-		-
Interest expense	(3,365)		(4,990)	(7,247)		(7,756)		(7,488)
Interest and other income (expense), net	2,424		2,797 (c)	3,410		3,892		3,721	(h)
Income before income tax provision	60,474		70,040	41,330		26,805		40,648
Income tax provision	(4,798	)(b)	(13,181)	(9,295)		(7,229)		(10,793)
Net income	55,676		56,859 (c)	32,035	(d)(e)	19,576	(f)	29,855	(g) (h)
Net income attributable to noncontrolling interests	(9,476)		(12,234)	(6,039)		(1,610)		(1,987)
Net income attributable to Photronics, Inc. shareholders	$46,200	(a)(b)	$44,625 (c)	$25,996	(d)(e)	$17,966	(f)	$27,868	(g) (h)

Earnings per share:

Basic	$0.68	(a)(b)	$0.67 (c)	$0.42	(d)(e)	$0.30	(f)	$0.46	(g) (h)
Diluted	$0.64	(a)(b)	$0.63 (c)	$0.41	(d)(e)	$0.29	(f)	$0.44	(g) (h)

Weighted-average number of common shares outstanding:

Basic	67,539		66,331	61,779		60,644		60,055
Diluted	76,354		78,383	66,679		61,599		76,464

BALANCE SHEET DATA
	As of
	October 30, 2016	November 1, 2015	November 2, 2014	November 3, 2013	October 28, 2012

Working capital	$360,269	$168,068	$190,152	$212,797	$233,082
Property, plant and equipment, net	506,434	547,284	550,069	422,740	380,808
Total assets	988,267	1,043,376	1,026,739	885,505	849,094
Long-term debt	62,139	67,120	131,805	182,203	168,956
Total Photronics, Inc. shareholders’ equity	710,363	646,555	628,050	585,314	551,386

	FY 2015	FY 2014	FY 2013	FY 2012
Working Capital (i):
Previously reported	$171,422	$197,375	$213,879	$234,281
ASU 2015-17 adjustment	(3,354)	(7,223)	(1,082)	(1,199)
Retrospectively adjusted	$168,068	$190,152	$212,797	$233,082

Total Assets (i):
Previously reported	$1,045,555	$1,029,183	$885,929	$849,234
ASU 2015-17 adjustment	(2,179)	(2,444)	(424)	(140)
Retrospectively adjusted	$1,043,376	$1,026,739	$885,505	$849,094

(a)	Includes $8.8 million gain on sale of investment in a foreign entity and $0.2 million gain on the sale of the Company’s 49.99% interest in the MP Mask joint venture
(b)	Includes tax benefits in Taiwan of $4.8 million primarily related to the recognition of prior period tax benefits and other tax positions no longer deemed necessary.
(c)	Includes $0.9 million of financing expenses related to the exchange of $57.5 million of 3.25% convertible senior notes.
(d)	Includes $2.5 million, net of tax, of expenses related to the acquisition of DPTT.
(e)	Includes non-cash gain of $16.4 million, net of tax, on acquisition of DPTT.
(f)	Includes $0.8 million, net of tax, of expenses related to the acquisition of DPTT.
(g)	Includes consolidation and restructuring charges of $1.4 million in connection with the discontinuance of manufacturing operations at the Company's Singapore facility.
(h)	Includes non-cash gain of $0.1 million in connection with subsequent measurement at fair value of warrants issued to purchase the Company’s common stock.
(i)
Balances reflect the impact of the adoption of a new accounting standard in fiscal year 2016 (ASU 2015-17) related to the balance sheet classification of deferred taxes. See Note 11 for additional information.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended October 30, 2016, November 1, 2015 and November 2, 2014

Overview

The Company sells substantially all of its photomasks to semiconductor designers and manufacturers, and manufacturers of FPDs. Photomask technology is also being applied to the fabrication of other higher performance electronic products such as photonics, micro-electronic mechanical systems and certain nanotechnology applications. Our selling cycle is tightly interwoven with the development and release of new semiconductor designs and flat panel applications, particularly as they relate to the semiconductor industry's migration to more advanced product innovation, design methodologies and fabrication processes. We believe that the demand for photomasks primarily depends on design activity rather than sales volumes from products manufactured using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. However, the reduced use of customized ICs, reductions in design complexity, other changes in the technology or methods of manufacturing or designing semiconductors, or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks ‒ even if demand for semiconductors and FPDs increases. Advances in semiconductor, FPD and photomask design and semiconductor and FPD production methods that shift the burden of achieving device performance away from lithography could also reduce the demand for photomasks. Historically, the microelectronic industry has been volatile, experiencing periodic downturns and slowdowns in design activity. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices.

We are typically required to fulfill customer orders within a short period of time, sometimes within 24 hours. This results in our having a minimal level of backlog orders, typically one to two weeks for IC photomasks and two to three weeks for FPD photomasks.

The global semiconductor industry is driven by end markets which have been closely tied to consumer driven applications of high performance semiconductor devices including, but not limited to, mobile display devices, mobile communications, and computing solutions. While we cannot predict the timing of the industry's transition to volume production of next-generation technology nodes, or the timing of up and down cycles with precise accuracy, we believe that such transitions and cycles will continue into the future, beneficially and adversely affecting our business, financial condition and operating results as they occur. We believe our ability to remain successful in these environments is dependent upon the achievement of our goals of being a service and technology leader and efficient solutions supplier, which we believe should enable us to continually reinvest in our global infrastructure.

The Company is focused on improving its competitiveness by advancing its technology and reducing costs and, in connection therewith, has invested and plans to continue to invest in manufacturing equipment to serve the high-end markets. As the Company continues to face challenges in the current and near term that require it to continue to make significant improvements in its competitiveness, it continues to evaluate further cost reduction initiatives.

As of December 2016 state-of-the-art production for semiconductor masks is considered to be 45 nanometer and lower for ICs and Generation 8 and above and AMOLED display based process technologies for FPDs. However, 65 nanometer and above geometries for semiconductors and Generation 7 and below, excluding AMOLED, process technologies for FPDs constitute the majority of designs currently being fabricated in volume. At these geometries, the Company can produce full lines of photomasks and there is no significant technology employed by the Company's competitors that is not available to the Company. The Company expects 45 nanometer and below designs to continue to move to wafer fabrication throughout fiscal 2017, and believes it is well positioned to service an increasing volume of this business as a result of its investments in manufacturing processes and technology in the global regions where its customers are located.

The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, we will be required to continually anticipate, respond to, and utilize changing technologies. In particular, the Company believes that, as semiconductor geometries continue to become smaller, it will be required to manufacture even more complex optically-enhanced reticles, including optical proximity correction and phase-shift photomasks. Additionally, demand for photomasks has been, and could in the future be, adversely affected by changes in semiconductor and high performance electronics fabrication methods that affect the type or quantity of photomasks used, such as changes in semiconductor demand that favor field-programmable gate arrays and other semiconductor designs that replace application-specific ICs or the use of certain chip stacking methodologies that lessen the emphasis on conventional lithography technology. Furthermore, increased market acceptance of alternative methods of transferring circuit designs onto semiconductor wafers could reduce or eliminate the need for photomasks in the production of semiconductors. As of the end of fiscal 2016, one alternative method, direct-write lithography, has not been proven to be a commercially viable alternative to photomasks, as it is considered to be too slow for high volume semiconductor wafer production, and we have not experienced a significant loss of revenue as a result of this or other alternative semiconductor design methodologies. However, should direct-write or any other alternative method of transferring IC designs to semiconductor wafers without the use of photomasks achieve market acceptance, and we do not anticipate, respond to, or utilize these or other changing technologies due to resource, technological or other constraints, our business and results of operations could be materially adversely affected.

Both our revenues and costs have been affected by the increased demand for high-end technology photomasks that require more advanced manufacturing capabilities, but generally command higher average selling prices ("ASPs"). The Company's capital expenditure payments aggregated approximately $245 million for the three fiscal years ended October 30, 2016, which has significantly contributed to the Company’s operating expenses. We intend to continue to make the required investments to support the technological demands of our customers that we believe will position us for future growth. In support of this effort, we expect capital expenditure payments to be approximately $100 million in fiscal year 2017.

The manufacture of photomasks for use in fabricating ICs and other related products built using comparable photomask-based process technologies has been, and continues to be, capital intensive. The Company's integrated global manufacturing network, which consists of nine manufacturing sites, and its employees represent a significant portion of its fixed operating cost base. Should sales volumes decrease as a result of a decrease in design releases from our customers, we may have excess or underutilized production capacity, which could significantly impact operating margins or result in write-offs from asset impairments.

In the fourth quarter of fiscal 2016 the Company announced that it had signed an investment agreement with the Xiamen Torch Hi-Tech Industrial Development Zone (Xiamen Torch) to establish an IC manufacturing facility in Xiamen, China. Under the terms of the agreement the Company will build and operate a state-of-the-art IC manufacturing and research and development facility, in return for which Xiamen Torch will provide certain investment incentives and support.

In the third quarter of fiscal 2016, the Company’s majority owned IC facility in Taiwan paid a dividend of $11.9 million to its noncontrolling interests.

In the third quarter of fiscal 2016, the Company sold its investment in MP Mask to Micron for $93.1 million and recorded a gain of $0.1 million on the sale. On that same date a supply agreement commenced between the Company and Micron, which provides that we will be the majority outsourced supplier of Micron’s photomasks and related services. The supply agreement has a one year term, subject to mutually agreeable renewals. In addition, the Company forevermore has the rights to use technology under its prior technology license agreement.

In the second quarter of fiscal 2016, $57.5 million of the Company’s senior convertible notes matured. The Company repaid $50.1 million to noteholders, and issued approximately 0.7 million shares to noteholders that elected to convert their notes to common stock.  The notes were exchanged at the rate of approximately 96 shares per $1,000 note principle, equivalent to a conversion rate of $10.37 per share.

In the first quarter of fiscal 2015 the Company privately exchanged $57.5 million in aggregate principal amount of its 3.25% convertible senior notes with a maturity date of April 1, 2016, for new 3.25% convertible senior notes with an aggregate principal amount of $57.5 million with a maturity date of April 1, 2019. The conversion rate of the new notes is the same as that of the exchanged notes, which were issued in March 2011 with a conversion rate of approximately 96 shares of common stock per $1,000 note principal, equivalent to a conversion price of $10.37 per share of common stock, and is subject to adjustment upon the occurrence of certain events which are described in the indenture dated January 22, 2015. Note holders may convert each $1,000 principal amount of notes at any time prior to the close of business on the second scheduled trading day immediately preceding April 1, 2019, and the Company is not required to redeem the notes prior to their maturity date. Interest on the notes accrues in arrears, and is paid semiannually through the notes’ maturity date.

In the fourth quarter of fiscal 2014 the Company amended its credit facility.  The credit facility, which expires in December 2018, has a $50 million limit with an expansion capacity to $75 million, and is secured by substantially all of our assets located in the United States and common stock we own in certain of our foreign subsidiaries.  The credit facility is subject to a minimum interest coverage ratio, total leverage ratio and minimum unrestricted cash balance financial covenants, all of which we were in compliance with at October 30, 2016.  The Company had no outstanding borrowings against the credit facility at October 30, 2016, and $50 million was available for borrowing.  The interest rate on the credit facility (1.78% at October 30, 2016) is based on our total leverage ratio at LIBOR plus a spread, as defined in the credit facility.

In the second quarter of fiscal 2014 the Company acquired DPTT in a non-cash transaction that resulted in the Company owning 50.01% and DNP owning 49.99% of PDMC, whose financial results are included in the Company’s consolidated financial statements. Since its formation, PDMC has generated sufficient cash flows to fund its operating and capital requirements. See Note 2 of the consolidated financial statements for more information.

Results of Operations

The following table presents selected operating information expressed as a percentage of net sales:

	Year Ended
	October 30, 2016	November 1, 2015	November 2, 2014

Net sales	100.0%	100.0%	100.0%
Cost of sales	(75.4)	(72.7)	(78.0)

Gross margin	24.6	27.3	22.0
Selling, general and administrative expenses	(9.2)	(9.3)	(10.9)
Research and development expenses	(4.5)	(4.2)	(4.8)
Operating income	10.9	13.8	6.3
Gains on sales of investments	1.8	-	-
Gain on acquisition	-	-	3.6
Interest expense	(0.7)	(1.0)	(1.6)
Interest and other income (expense), net	0.5	0.5	0.8
Income before income tax provision	12.5	13.3	9.1
Income tax provision	(1.0)	(2.5)	(2.1)
Net income	11.5	10.8	7.0
Net income attributable to noncontrolling interests	(1.9)	(2.3)	(1.3)
Net income attributable to Photronics, Inc. shareholders	9.6%	8.5%	5.7%

Note: All the following tabular comparisons, unless otherwise indicated, are for the fiscal years ended October 30, 2016 (2016), November 1, 2015 (2015) and November 2, 2014 (2014), in millions of dollars.

Net Sales

				Percent Change
	2016	2015	2014	2015 to 2016	2014 to 2015

IC	$364.6	$420.8	$352.7	(13.4)%	19.3%
FPD	118.9	103.4	102.8	15.0	0.5
Total net sales	$483.5	$524.2	$455.5	(7.8)%	15.1%

Net sales decreased 7.8% in 2016, as compared with 2015. IC photomask sales decreased $56 million as a result of reduced demand for both high-end and mainstream products. Sales of high-end IC products, which we define as photomasks of 45nm and smaller, decreased $36.5 million from last year to $130.4 million. Reduced sales of both memory and logic masks contributed to the decrease. IC Mainstream sales decreased year-over-year by $19 million. FPD sales increased from 2015 primarily due to increased high-end demand. Sales of high-end FPD Masks, or those greater than or equal to G8 and AMOLED products, increased by $15.7 million to $86.6 million in 2016. High-end photomasks typically have higher ASPs than mainstream photomasks. By geographic area, net sales in 2016 as compared with 2015 decreased by $11.9 million or 5.8% in Taiwan, $6.9 million or 4.7% in Korea, $19.1  million or 14.4% in the United States, $2.4 million or 6.7% in Europe, and by $0.4 million or 15.3% at other locations. As a percent of total sales in 2016, sales were 40% in Taiwan, 29% in Korea, 24% in the United States, and 7% in Europe.

Net sales in 2015 increased 15.1% as compared with 2014. The increase was primarily the result of the full year impact of the acquisition of DPTT and increased high-end IC sales. High-end IC sales increased by $62.9 million to $166.9 million in 2015 as a result of increased high-end memory and logic demand, and high-end FPD sales increased by $4.5 million to $70.9 million in 2015. By geographic area, net sales in 2015 as compared with 2014 increased (decreased) by $38.1 million or 22.8% in Taiwan, $7.5 million or 5.4% in Korea, $26.1 million or 24.4% in the United States, and by $(2.9) million or (7.6)% in Europe. As a percent of total sales in 2015, sales were 39% in Taiwan, 28% in Korea, 25% in the United States, 7% in Europe, and 1% at other international locations.

Gross Margin

				Percent Change
	2016	2015	2014	2015 to 2016	2014 to 2015

Gross profit	$118.7	$143.1	$100.3	(17.1)%	42.6%
Gross margin %	24.6%	27.3%	22.0%

Gross profit and gross margin percentage decreased in 2016, as compared with 2015, primarily as a result of decreased sales of high-end IC and, to a lesser extent, mainstream IC photomasks. Gross profit and gross margin increased in 2015, compared with 2014, primarily due to increased high-end IC sales and reduced manufacturing costs. The Company operates in a high fixed cost environment and, to the extent that the Company's revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.

Selling, General and Administrative Expenses

				Percent Change
	2016	2015	2014	2015 to 2016	2014 to 2015

S,G&A expenses	$44.6	$49.0	$49.6	(9.0)%	(1.3)%
% of net sales	9.2%	9.3%	10.9%

Selling, general and administrative expenses decreased by $4.4 million in 2016, as compared with 2015, primarily due to reduced compensation, freight and other expenses.  Selling, general and administrative expenses decreased $0.6 million in 2015, as compared with 2014, primarily due to expenses incurred in 2014 related to the acquisition of DPTT, offset in part by increased compensation and benefits expenses.

Research and Development

				Percent Change
	2016	2015	2014	2015 to 2016	2014 to 2015

R&D expense	$21.7	$21.9	$21.9	(1.2)%	0.0%
% of net sales	4.5%	4.2%	4.8%

Research and development expenses, which did not significantly change over the periods presented, consist primarily of global development efforts related to high-end process technologies.

Other Income (Expense)

	2016	2015	2014
Gains on sales of investments	$8.9	$-	$-
Gain on acquisition	-	-	16.4
Interest expense	(3.3)	(5.0)	(7.2)
Interest and other income (expense), net	2.4	2.8	3.3
Total other income (expense), net	$8.0	$(2.2)	$12.5

In January 2016 the Company sold a minority interest investment in a foreign entity and recognized a gain of $8.8 million. In May 2016 the Company sold its 49.99% interest in the MP Mask joint venture and recognized a gain of $0.1 million.

Interest expense decreased in 2016 as compared with 2015 primarily as a result of the maturity of our 3.25% convertible senior notes in April 2016. Interest and other income (expense), net decreased in 2016, as compared with 2015, primarily as a result of our realizing unfavorable foreign currency results in 2016, as compared to favorable results in 2015. The negative impact of the change in foreign currency results was somewhat mitigated by the favorable settlement of a liability related to our 2014 DPTT acquisition, as well as the favorable effect of our not incurring financing fees (which were related to the exchange of senior convertible notes) in 2016 that we had incurred in 2015.

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

Income Tax Provision

	2016	2015	2014

Income tax provision	$4.8	$13.2	$9.3
Effective income tax rate	7.9%	18.8%	22.5%

The effective tax rate differs from the U.S. statutory rate of 35% in fiscal years 2016, 2015 and 2014 primarily due to earnings, including the fiscal year 2014 DPTT Acquisition gain, being taxed at lower statutory rates in foreign jurisdictions, the benefit of various investment credits claimed in a foreign jurisdiction as well as valuation allowances in jurisdictions with historic and continuing losses.  The effective income tax rate decreased in 2016, as compared with 2015, as a result of the following major factors: the recognition in 2016 of $4.3 million, compared with $1.5 million in 2015, of previously unrecognized deferred tax assets which primarily resulted from the improved performance of the Company’s FPD operations; the reversal of previously recognized tax expense of $2.4 million that was eliminated by a distribution of the 2015 earnings of a foreign subsidiary to its foreign parent; and a higher percentage of income before income taxes, including an $8.8 million gain on the sale of an investment in 2016, generated in jurisdictions where the company previously incurred losses that, due to valuation allowances, did not result in the Company recognizing tax benefits.

The Company considers all available evidence when evaluating the potential future realization of its deferred tax assets and when, based on the weight of all available evidence, it determines that it is more likely than not that some portion or all of its deferred tax assets will not be realized, it reduces its deferred tax assets by a valuation allowance.  The Company also regularly assesses the potential outcomes of ongoing and future tax examinations and, accordingly, has recorded accruals for such contingencies. Included in the balance of unrecognized tax benefits as of October 30, 2016, November 1, 2015 and November 2, 2014, are $4.6 million, $4.1 million and $5.0 million recorded in other liabilities in the consolidated balance sheets that, if recognized, would impact the effective tax rate.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $2.7 million to $9.5 million in 2016, as compared with $12.2 million in 2015, due to decreased net income at the Company’s IC manufacturing facility in Taiwan, and increased $6.2 million to $12.2 million in 2015, as compared with $6.0 million in 2014, primarily as a result of changes in the ownership structure of that same facility. During 2014 the Company exchanged a 49.99% noncontrolling interest in this subsidiary in return for the net assets of an acquiree. See Notes 2 and 13 of the consolidated financial statements for further information.

Liquidity and Capital Resources

	October 30, 2016	November 1, 2015	November 2, 2014
	(in millions)	(in millions)	(in millions)

Cash and cash equivalents	$314.1	$205.9	$192.9

Net cash provided by operating activities	$122.1	$133.2	$96.4

Net cash provided by(used in) investing activities	$52.3	$(104.3)	$(87.5)

Net cash used in financing activities	$(67.0)	$(7.1)	$(29.5)

As of October 30, 2016, the Company had cash and cash equivalents of $314.1 million as compared with $205.9 million as of November 1, 2015. The Company's working capital increased $192.2 million to $360.3 million at October 30, 2016, as compared with $168.1 million (as retrospectively adjusted to reflect our adoption of ASU 2015-17 in the fourth quarter of fiscal year 2016) at November 1, 2015. The increase in cash and cash equivalents in 2016 was primarily attributable to the sale of the Company’s 49.99% interest in the MP Mask joint venture for $93.1 million and proceeds from the sale of an investment in a foreign entity of $8.8 million. The increase in working capital was the result of these same factors, as well as the conversion of $7.4 million of debt to common stock, reduced accounts payable and accrued expense balances as of the end of 2016, as compared with the end of 2015, which were caused, in significant part, by lower accruals for capital expenditures and employee compensation. The Company may use its available cash on hand for operations, capital expenditures, debt repayments, strategic opportunities, stock repurchases or other corporate uses, any of which may be material.

As of November 1, 2015, the Company had cash and cash equivalents of $205.9 million compared with $192.9 million as of November 2, 2014. The Company's working capital decreased $26.0 million to $171.4 million at November 1, 2015, as compared with $197.4 million at November 2, 2014. The increase in cash and cash equivalents in 2015 was primarily related to increased cash generated from operating activities, while the decrease in working capital was the result of $57.5 million 3.25% convertible senior notes due in April 2016 classified as a current liability at November 1, 2015, and as a long-term liability at November 2, 2014.

As of October 30, 2016 and November 1, 2015, the Company’s total cash and cash equivalents include $141.4 million and $102.9 million, respectively, held by its foreign subsidiaries. The majority of earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested. The repatriation of these funds to the U.S. may subject these funds to U.S. federal income taxes and local country withholding taxes in certain jurisdictions. The Company’s foreign subsidiaries continue to grow through the reinvestment of earnings in additional manufacturing capacity and capability, particularly in the high-end IC and FPD areas.

Net cash provided by operating activities decreased to $122.1 million in fiscal 2016, as compared with $133.2 million in fiscal 2015, primarily due to reduced year-over-year operating income, partially offset by net cash favorable changes in accrual accounts.  Net cash provided by operating activities increased to $133.2 million in fiscal 2015, as compared with $96.4 million in fiscal 2014, primarily due to increased net income in 2015, excluding the 2014 noncash gain on the acquisition of DPTT. Net cash provided by operating activities decreased to $96.4 million in fiscal 2014, as compared with $99.4 million in fiscal 2013, primarily due to reduced net income in 2014, less the noncash gain on the acquisition of DPTT discussed in Note 2 to the consolidated financial statements.

Cash flows from investing activities increased to $52.3 million provided in fiscal year 2016 from $104.3 used in fiscal year 2015, with the change being primarily due to proceeds of $101.9 million received from the sale of our investments in the MP Mask joint venture and an interest we held in a foreign entity, as well as decreased expenditures for capital equipment. Net cash used in investing activities in fiscal 2015 increased to $104.3 million, as compared with $87.5 million in 2014, and in fiscal 2014 increased to $87.5 million, as compared with $66.2 million in 2013, primarily due to increased capital expenditure payments. Capital expenditure payments for the 2016, 2015, and 2014 fiscal years were $50.1, $104.0 million, and $91.1 million, respectively. The Company expects capital expenditure payments in fiscal 2017 to be approximately $100 million.

Net cash used in financing activities was $67.0 million in fiscal 2016 which was primarily comprised of repayments of long-term borrowings (including $50.1 million to retire our 3.25% convertible senior notes which matured in April 2016) and a dividend paid to the noncontrolling interest in a subsidiary, which were partially offset by proceeds received from employee share-based arrangements. Net cash used in financing activities was $7.1 million in fiscal 2015, which was primarily comprised of repayments of borrowings offset, in part, by proceeds from share-based arrangements. Net cash used in financing activities was $29.5 million in fiscal 2014, primarily comprised of repayments of borrowings. In fiscal 2014 the Company repaid a term loan with an outstanding balance of $21.3 million.

In August 2016 the Company announced that it had signed an investment agreement with the Xiamen Torch Hi-Tech Industrial Development Zone (Xiamen Torch) to establish an IC research and development and manufacturing facility in Xiamen, China. The Company plans to invest $160 million, in the form of a combination of cash and transferred capital, over the next five years, with construction commencing in 2017 and production estimated to start in late 2018. Under the terms of the agreement the Company will build and operate a state-of-the-art IC manufacturing and research and development facility, in return for which Xiamen Torch will provide certain investment incentives and support.

In June 2016 PDMC, the Company’s majority owned IC facility in Taiwan, paid a dividend of $11.9 million to its noncontrolling interests.

In May 2016 the Company sold its investment in MP Mask to Micron for $93.1 million. On that same date a supply agreement commenced between the Company and Micron, which provides that we will be the majority outsourced supplier of Micron’s photomasks and related services. The supply agreement has a one year term, subject to mutually agreeable renewals. In addition, the Company forevermore has the right to use the technology it obtained under the prior technology license agreement.

In April 2016 $57.5 million of the Company’s senior convertible notes matured. The Company repaid $50.1 million to noteholders, and issued approximately 0.7 million shares to noteholders that elected to convert their notes to common stock.  The notes were exchanged at the rate of approximately 96 shares per $1,000 note principle, equivalent to a conversion rate of $10.37 per share.

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

In October 2014, in a non-cash transaction,  the Company issued 4.3 million shares of its common stock in exchange for the fully matured, remaining outstanding $22.1 million principal amount of its 5.5% convertible senior notes, which were issued in September 2009.

In April 2014 the Company acquired DPTT in a non-cash transaction that resulted in the Company owning 50.01% and DNP owning 49.99% of PDMC, whose financial results are included in the Company’s consolidated financial statements. PDMC has generated sufficient cash flows to fund its operating and capital requirements.  See Note 2 of the consolidated financial statements for more information.

In August 2014 the Company amended its credit facility.  The credit facility, which expires in December 2018, has a $50 million limit with an expansion capacity to $75 million, and is secured by substantially all of the Company’s assets located in the United States and common stock the Company owns in certain of its foreign subsidiaries.  The credit facility is subject to minimum interest coverage, total leverage ratio and minimum unrestricted cash balance financial covenants, all of which the Company was in compliance with at October 30, 2016.  The Company had no outstanding borrowings against the credit facility at October 30, 2016, and $50 million was available for borrowing.  The interest rate on the credit facility (1.78% at October 30, 2016) is based on the Company’s total leverage ratio at LIBOR plus a spread, as defined in the credit facility.

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

The Company's liquidity, as it operates in a high fixed cost environment, is highly dependent on its sales volume, cash conversion cycle, and the timing of its capital expenditures (which can vary significantly from period to period). Depending on conditions in the semiconductor and FPD markets, the Company's cash flows from operations and current holdings of cash may not be adequate to meet its current and long-term needs for capital expenditures, operations and debt repayments. Historically, in certain years, the Company has used external financing to fund these needs. Due to conditions in the credit markets and covenant restrictions on its existing debt, some financing instruments used by the Company in the past may not be currently available to it. The Company continues to evaluate further cost reduction initiatives. However, the Company cannot assure that additional sources of financing would be available to it on commercially favorable terms, should its cash requirements exceed cash available from operations, existing cash, and cash available under its credit facility.

At October 30, 2016, the Company had outstanding purchase commitments of $60 million, which included $51 million related to capital expenditures. The Company intends to finance its capital expenditures with its working capital, cash generated from operations, and, if necessary, with additional borrowings. As previously discussed, the Company has also entered into an agreement to construct a facility in China in which it estimates it will invest $160 million in the form of a combination of cash and transferred capital.

Cash Requirements

The Company's cash requirements in fiscal 2017 will be primarily to fund its operations, including capital spending, service its debt, and finance the construction of its IC research and development and manufacturing facility in Xiamen, China. We believe that our cash on hand, cash generated from operations and amounts available under our credit facility will be sufficient to meet our cash requirements for the next twelve months. The Company regularly reviews the availability and terms on which it might issue additional equity or debt securities in the public or private markets. However, we cannot assure that additional sources of financing would be available to us on commercially favorable terms, should our cash requirements exceed our cash available from operations, existing cash, and cash available under our credit facility.

Contractual Obligations

The following table presents the Company's contractual obligations as of October 30, 2016:

	Payment due by period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Long-term borrowings	$57,500	$-	$57,500	$-	$-

Operating leases	6,015	2,148	1,689	774	1,404

Capital leases	10,067	5,428	4,639	-	-

Unconditional purchase obligations	59,927	57,087	2,840	-	-

Interest	5,191	2,204	2,987	-	-

Other noncurrent liabilities	13,208	80	2,479	2,585	8,064

Total	$151,908	$66,947	$72,134	$3,359	$9,468

As of October 30, 2016, the Company had recorded accruals for uncertain tax positions of $4.6 million which were not included in the above table due to the high degree of uncertainty regarding the timing of future payments related to such liabilities.

Off-Balance Sheet Arrangements

In April 2014 the Company acquired a 50.01% (controlling interest) of PDMC, its IC manufacturing facility located in Taiwan. Under the PDMC operating agreement the shareholders of PDMC may be requested to make additional contributions to PDMC. In the event that PDMC requests additional capital from its shareholders, the Company may, in order to maintain its 50.01% ownership interest, be required to make such contributions to PDMC.  The PDMC operating agreement limits the amount of contributions that may be requested during both the first four years of PDMC and during any individual year within those first four years. As of October 30, 2016, the Company had not been requested to make any additional capital contribution to PDMC.

The Company leases certain office facilities and equipment under operating leases that may require it to pay taxes, insurance and maintenance expenses related to the properties. Certain of these leases contain renewal or purchase options exercisable at the end of the lease terms. See Note 8 to the consolidated financial statements for additional information on these operating leases.

Business Outlook

A majority of the Company's revenue growth is expected to continue to come from the Asian region, predominantly in China. In response to this expectation, the Company will commence construction of an IC research and development and manufacturing facility in Xiamen, China, in 2017. Production is anticipated to begin at this facility in 2018.

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

Intangible Assets

Intangible assets consist primarily of a technology license agreement and acquisition-related intangibles. These assets, except as explained below, are stated at fair value as of the date acquired less accumulated amortization. Amortization is calculated based on the estimated useful lives of the assets, which range from 3 to 15 years, using the straight-line method or another method that more fairly represents the utilization of the assets.

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

Variable Interest Entities

The Company accounts for the investments it makes in certain legal entities in which equity investors do not have 1) sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support or, 2) as a group, the holders of the equity investment at risk do not have either the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impact the entity’s economic performance or, 3) the obligation to absorb the expected losses of the legal entity or the right to receive expected residual returns of the legal entity as “variable interest entities”, or “VIEs”.

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

The Company considers income taxes in each of the tax jurisdictions in which it operates in order to determine its effective income tax rate. Current income tax exposure is identified and temporary differences resulting from differing treatments of items for tax and financial reporting purposes are assessed. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheets. Additionally, we evaluate the potential realization of deferred income tax assets from future taxable income and establish valuation allowances if their realization is deemed not more likely than not. Accordingly, income taxes charged against earnings may have been impacted by changes in the valuation allowances. Significant management estimates and judgment are required in determining any valuation allowances recorded against net deferred tax assets.

The Company accounts for uncertain tax positions by recording a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in its tax returns. We include any applicable interest and penalties related to uncertain tax positions in our income tax provision.

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence that an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.  “Delivery” is determined by the shipping terms of the individual sales transactions. For sales with FOB destination or similar shipping terms, delivery occurs when the Company’s product reaches its destination and is received by the customer. For sales with FOB shipping point terms, delivery occurs when the Company’s product is received by the common carrier. The Company uses judgment when estimating the effect on revenue of discounts and sales incentives, both of which are accrued when the related revenue is recognized.

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

The Company uses the Black-Scholes option pricing model to value employee stock options. We estimate stock price volatility based on daily averages of our common stock’s historical volatility over a term approximately equal to the estimated time period the grant will remain outstanding. The expected term of options and forfeiture rate assumptions are derived from historical data.

Recent Accounting Pronouncements

See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 23 – Recent Accounting Pronouncements” for recent accounting pronouncements that may affect the Company’s financial reporting.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The Company conducts business in several major international currencies throughout its worldwide operations and its financial performance may be affected by fluctuations in the exchange rates of these currencies. Changes in exchange rates can positively or negatively affect the Company's sales, operating margins, assets, liabilities, and equity. The functional currencies of the Company's Asian subsidiaries are the South Korean won, the New Taiwan dollar and the Singapore dollar. The functional currencies of the Company's European subsidiaries are the British pound and the euro. In addition, the Company has transactions and balances in Japanese yen and, as a result of its investment in a facility in Xiamen, China, the construction of which will commence in 2017, the Company will have significant transactions in the Chinese renminbi.

The Company attempts to minimize its risk of foreign currency transaction losses by producing its products in the same country in which the products are sold (thereby generating revenues and incurring expenses in the same currency), and by managing its working capital. There can be no assurance that this approach will continue to be successful, especially in the event of a significant adverse movement in the value of any foreign currency against the U.S. dollar, the New Taiwan dollar, the South Korean won, or the Chinese renminbi. However, in some instances, the Company sells products in a currency other than the functional currency of the country where it was produced or purchases products in a currency that differs from the functional currency of the purchasing manufacturing facility.

The Company's primary net foreign currency exposures as of October 30, 2016, included the South Korean won, the Japanese yen, the New Taiwan dollar, the Singapore dollar, the British pound, and the euro. As of October 30, 2016, a 10% adverse movement in the value of these currencies against the functional currencies of our subsidiaries would have resulted in a net unrealized pre-tax loss of $9.1 million. The Company does not believe that a 10% change in the exchange rates of other non-US dollar currencies would have had a material effect on its October 30, 2016 consolidated financial statements.

Interest Rate Risk

At October 30, 2016, the Company did not have any variable rate borrowings. Therefore, a 10% change in interest rates would not have had a material effect on the Company's consolidated financial position, results of operations, or cash flows in the year ended October 30, 2016.

Index
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Photronics, Inc.
Brookfield, Connecticut

We have audited the accompanying consolidated balance sheets of Photronics, Inc. and subsidiaries (the "Company") as of October 30, 2016 and November 1, 2015, and the related consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of equity, and consolidated statements of cash flows for each of the three fiscal years ended October 30, 2016, November 1, 2015, and November 2, 2014. We also have audited the Company's internal control over financial reporting as of October 30, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photronics, Inc. and subsidiaries as of October 30, 2016 and November 1, 2015, and the results of their operations and their cash flows for each of the three fiscal years ended October 30, 2016, November 1, 2015, and November 2, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 30, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
January 6, 2017

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	October 30, 2016	November 1, 2015
ASSETS

Current assets:
Cash and cash equivalents	$314,074	$205,867
Accounts receivable, net of allowance of $3,901 in 2016 and $3,301 in 2015	92,636	110,056
Inventories	22,081	24,157
Other current assets	12,795	20,680
Total current assets	441,586	360,760

Property, plant and equipment, net	506,434	547,284
Investment in joint venture	-	93,021
Intangible assets, net	19,854	24,616
Deferred income taxes	16,322	13,083
Other assets	4,071	4,612
Total assets	$988,267	$1,043,376

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term borrowings	$5,428	$65,495
Accounts payable	48,906	79,143
Payables – related parties	2,743	8,840
Accrued liabilities	24,240	39,214
Total current liabilities	81,317	192,692

Long-term borrowings	62,139	67,120
Deferred income taxes	1,491	2,209
Other liabilities	17,846	19,289
Total liabilities	162,793	281,310

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 68,080 shares issued and outstanding at October 30, 2016, 66,602 shares issued and outstanding at November 1, 2015	681	666
Additional paid-in capital	541,093	526,402
Retained earnings	176,260	130,060
Accumulated other comprehensive loss	(7,671)	(10,573)
Total Photronics, Inc. shareholders' equity	710,363	646,555
Noncontrolling interests	115,111	115,511
Total equity	825,474	762,066
Total liabilities and equity	$988,267	$1,043,376

See accompanying notes to consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended
	October 30, 2016	November 1, 2015	November 2, 2014

Net sales	$483,456	$524,206	$455,527

Cost and expenses:

Cost of sales	(364,750)	(381,070)	(355,181)

Selling, general and administrative	(44,577)	(48,983)	(49,638)

Research and development	(21,654)	(21,920)	(21,913)

Operating income	52,475	72,233	28,795

Other income (expense):

Gains on sales of investments	8,940	-	-

Gain on acquisition	-	-	16,372

Interest expense	(3,365)	(4,990)	(7,247)

Interest and other income (expense), net	2,424	2,797	3,410

Income before income tax provision	60,474	70,040	41,330

Income tax provision	(4,798)	(13,181)	(9,295)
Net income	55,676	56,859	32,035

Net income attributable to noncontrolling interests	(9,476)	(12,234)	(6,039)
Net income attributable to Photronics, Inc. shareholders	$46,200	$44,625	$25,996
Earnings per share:

Basic	$0.68	$0.67	$0.42
Diluted	$0.64	$0.63	$0.41
Weighted-average number of common shares outstanding:

Basic	67,539	66,331	61,779
Diluted	76,354	78,383	66,679

See accompanying notes to consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended
	October 30, 2016	November 1, 2015	November 2, 2014

Net income	$55,676	$56,859	$32,035
Other comprehensive income (loss), net of tax of $0:
Foreign currency translation adjustments	6,334	(40,154)	(5,916)
Amortization of cash flow hedge	129	128	128
Other	(589)	(381)	(41)
Net other comprehensive income (loss)	5,874	(40,407)	(5,829)
Comprehensive income	61,550	16,452	26,206
Less: comprehensive income attributable to noncontrolling interests	12,448	4,174	5,238
Comprehensive income attributable to Photronics, Inc. shareholders	$49,102	$12,278	$20,968

See accompanying notes to consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years Ended October 30, 2016, November 1, 2015 and November 2, 2014
(in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Non- Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

Balance at November 3, 2013	61,083	$611	$498,861	$59,439	$26,403	$2,517	$587,831

Net income	-	-	-	25,996	-	6,039	32,035
Other comprehensive loss	-	-	-	-	(5,028)	(801)	(5,829)
Sale of common stock through employee
stock option and purchase plan	337	3	1,424	-	-	-	1,427
Restricted stock awards vestings and expense	172	2	1,295	-	-	-	1,297
Share-based compensation expense	-	-	2,774	-	-	-	2,774
Acquisition of DPTT	-	-	(6,291)	-	410	105,403	99,522
Conversion of debt to common stock	4,338	43	22,011	-	-	-	22,054
Repurchase of common stock by subsidiary	-	-	108	-	(11)	(1,714)	(1,617)

Balance at November 2, 2014	65,930	659	520,182	85,435	21,774	111,444	739,494

Net income	-	-	-	44,625	-	12,234	56,859
Other comprehensive loss	-	-	-	-	(32,347)	(8,060)	(40,407)
Sale of common stock through employee stock option and purchase plan	513	5	2,505	-	-	-	2,510
Restricted stock awards vestings and expense	159	2	1,064	-	-	-	1,066
Share-based compensation expense	-	-	2,623	-	-	-	2,623
Repurchase of common stock by subsidiary	-	-	28	-	-	(107)	(79)

Balance at November 1, 2015	66,602	666	526,402	130,060	(10,573)	115,511	762,066

Net income	-	-	-	46,200	-	9,476	55,676
Other comprehensive income	-	-	-	-	2,902	2,972	5,874
Sale of common stock through employee stock option and purchase plan	618	6	3,441	-	-	-	3,447
Restricted stock awards vestings and expense	143	2	1,190	-	-	-	1,192
Share-based compensation expense	-	-	2,637	-	-	-	2,637
Conversion of debt to common stock	717	7	7,431	-	-	-	7,438
Dividends to noncontrolling interests	-	-	-	-	-	(11,901)	(11,901)
Return of capital to noncontrolling interest	-	-	-	-	-	(955)	(955)
Repurchase of common stock by subsidiary	-	-	(8)	-	-	8	-

Balance at October 30, 2016	68,080	$681	$541,093	$176,260	$(7,671)	$115,111	$825,474

See accompanying notes to consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	October 30, 2016	November 1, 2015	November 2, 2014
Cash flows from operating activities:
Net income	$55,676	$56,859	$32,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	77,613	75,684	72,859
Amortization of deferred financing costs and intangible assets	5,228	6,729	7,277
Gains on sales of investments	(8,940)	-	-
Gain on acquisition	-	-	(16,372)
Share-based compensation	3,827	3,689	4,071
Deferred income taxes	(3,816)	3,401	4,215
Changes in assets and liabilities:
Accounts receivable	18,807	(21,815)	5,271
Inventories	2,268	(2,893)	(2,552)
Other current assets	7,936	(2,557)	1,781
Accounts payable, accrued liabilities and other	(36,462)	14,098	(12,224)
Net cash provided by operating activities	122,137	133,195	96,361
Cash flows from investing activities:
Purchases of property, plant and equipment	(50,147)	(104,033)	(91,085)
Proceeds from sales of investments	101,853	-	-
Cash from acquisition	-	-	4,508
Purchases of intangible assets	(13)	(771)	(364)
Other	597	499	(544)
Net cash provided by (used in) investing activities	52,290	(104,305)	(87,485)
Cash flows from financing activities:
Repayments of long-term borrowings	(57,609)	(9,571)	(29,782)
Dividends paid to noncontrolling interests	(11,890)	-	-
Return of capital to noncontrolling interests	(966)	-	-
Proceeds from share-based arrangements	3,463	2,651	1,298
Payments of deferred financing fees	-	-	(346)
Other	(20)	(179)	(711)
Net cash used in financing activities	(67,022)	(7,099)	(29,541)
Effects of exchange rate changes on cash and cash equivalents	802	(8,853)	(2,021)

Net increase (decrease) in cash and cash equivalents	108,207	12,938	(22,686)

Cash and cash equivalents at beginning of year	205,867	192,929	215,615
Cash and cash equivalents at end of year	$314,074	$205,867	$192,929
Supplemental disclosure of non-cash information:
Accrual for property, plant and equipment purchased during year	$7,866	$25,858	$28,672
Conversion of debt to common stock	7,439	-	22,054
Noncash net assets from acquisition	-	-	110,211

See accompanying notes to consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended October 30, 2016, November 1, 2015 and November 2, 2014
(in thousands, except share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Photronics, Inc. and its subsidiaries ("Photronics", the "Company", “we”, or “us”) is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays ("FPDs"), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits ("ICs") and a variety of FPDs and, to a lesser extent, other types of electrical and optical components. The Company currently operates principally from nine manufacturing facilities; two of which are located in Europe, three in Taiwan, one in Korea, and three in the United States. In August 2016 the Company announced its plans to build a research and development and manufacturing facility in Xiamen, China, with construction commencing in 2017 and production estimated to start in late 2018. See Note 21 for additional information.

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

Fiscal Year

The Company's fiscal year ends on the Sunday closest to October thirty-first, and, as a result, a 53-week year occurs every 5 to 6 years. Fiscal years 2016, 2015 and 2014 each included 52 weeks.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of 3 months or less. The carrying values of cash equivalents approximate their fair values due to the short-term maturities of these instruments.

Inventories

Inventories are stated at the lower of cost, determined under the first-in, first-out ("FIFO") method, or market. Presented below are the components of inventory at the balance sheet dates:

Index
	October 30, 2016	November 1, 2015

Finished goods	$142	$861
Work in process	2,987	4,177
Raw materials	18,952	19,119

	$22,081	$24,157

Property, Plant and Equipment

Property, plant and equipment, except as explained below under "Impairment of Long-Lived Assets," are stated at cost less accumulated depreciation and amortization. Repairs and maintenance, as well as renewals and replacements of a routine nature, are charged to operations as incurred, while those that improve or extend the lives of existing assets are capitalized. Upon sale or other disposition, the cost of the asset and its related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in earnings.

Depreciation and amortization, substantially all of which are included in cost of sales, are computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 15 to 40 years, machinery and equipment over 3 to 10 years and, furniture, fixtures and office equipment over 3 to 5 years. Leasehold improvements are amortized over the life of the lease or the estimated useful life of the improvement, whichever is less. Judgment and assumptions are used in establishing estimated useful lives and depreciation periods. The Company also uses judgment and assumptions as it periodically reviews property, plant and equipment for any potential impairment in carrying values whenever events such as a significant industry downturn, plant closures, technological obsolescence, or other change in circumstances indicate that their carrying amounts may not be recoverable.

Intangible Assets

Intangible assets consist primarily of a technology license agreement and acquisition-related intangibles. These assets, except as explained below, are stated at fair value as of the date acquired less accumulated amortization. Amortization is calculated based on the estimated useful lives of the assets, which range from 3 to 15 years, using the straight-line method or another method that more fairly represents the utilization of the assets.

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

Index
Accounting for such transactions requires the Company’s management to make significant assumptions and estimates and, although the Company believes any estimates and assumptions it makes to be reasonable and appropriate at the time they are made, unanticipated events and circumstances may arise that affect their accuracy, which may cause actual results to differ from those estimated by the Company. When required, the Company will adjust the values of the assets acquired and liabilities assumed against the acquisition gain or goodwill, as initially recorded, for a period of up to one year after the transaction.

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

Variable Interest Entities

The Company accounts for the investments it makes in certain legal entities in which equity investors do not have 1) sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support or, 2) as a group, the holders of the equity investment at risk do not have either the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impact the entity’s economic performance or, 3) the obligation to absorb the expected losses of the legal entity or the right to receive expected residual returns of the legal entity as “variable interest entities”, or “VIEs”.

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

Index
The Company considers income taxes in each of the tax jurisdictions in which it operates in order to determine its effective income tax rate. Current income tax exposure is identified and temporary differences resulting from differing treatments of items for tax and financial reporting purposes are assessed. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheets. Additionally, we evaluate the potential realization of deferred income tax assets from future taxable income and establish valuation allowances if their realization is deemed not more likely than not. Accordingly, income taxes charged against earnings may have been impacted by changes in the valuation allowance. Significant management estimates and judgment are required in determining any valuation allowances recorded against net deferred tax assets.

The Company accounts for uncertain tax positions by recording a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in its tax returns. We include any applicable interest and penalties related to uncertain tax positions in our income tax provision.

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

The Company uses the Black-Scholes option pricing model to value employee stock options. We estimate stock price volatility based on daily averages of our common stock’s historical volatility over a term approximately equal to the estimated time period the grant will remain outstanding. The expected term of options and forfeiture rate assumptions are derived from historical data.

Research and Development

Research and development costs are expensed as incurred, and consist primarily of global development efforts related to high-end process technologies for advanced sub-wavelength reticle solutions for IC photomask technologies. Research and development expenses also include the amortization of the estimated remaining value of a technology license agreement that the Company was a party to with Micron Technology, Inc. (“Micron”). Under this technology license agreement, the Company had access to certain photomask technology developed by Micron, which it retains the right to use in perpetuity.

Foreign Currency Translation

The Company's international subsidiaries maintain their accounts in their respective local currencies. Assets and liabilities of such subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expenses are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments are accumulated and reported in accumulated other comprehensive income, a component of equity. The effects of changes in exchange rates on foreign currency transactions, which are included in interest and other income (expense), net were a net gain/(loss) of $(0.3) million, $2.5 million and $1.4 million in fiscal years 2016, 2015 and 2014, respectively.

Noncontrolling Interests

Noncontrolling interests represents the minority shareholders' proportionate share in the equity of the Company's two majority-owned subsidiaries, Photronics DNP Mask Corporation ("PDMC") in Taiwan, of which noncontrolling interests owned 49.99% as of October 30, 2016 and November 1, 2015 and PK Ltd. ("PKL") in Korea of which noncontrolling shareholders owned approximately 0.3% and 0.2% as of October 30, 2016 and November 1, 2015, respectively.

Index
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

Product Warranty

For a 30-day period, the Company warrants that items sold will conform to customer specifications. However, the Company’s liability is limited to the repair or replacement of the photomasks at its sole option. We inspect photomasks for conformity to customer specifications prior to shipment.  Accordingly, customer claims related to items under warranty have historically been insignificant. The Company’s warranty policy includes accepting returns of products with defects, or products that have not been produced to precise customer specifications.

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

The DPTT Acquisition met the conditions of a business combination as defined by Accounting Standards Codification (“ASC”) 805 and, as such, was accounted for under ASC 805 using the acquisition method of accounting. ASC 805 defines the three elements of a business as Input, Process and Output. As a result of the DPTT Acquisition, Photronics acquired the machinery and equipment utilized in the processes to manufacture product, the building that houses the entire operation and the processes needed to manufacture the product, all previously owned by DPTT. The former DPTT employees hired by Photronics in connection with the acquisition brought with them the skills, experience and know-how necessary to provide the operational processes that, when applied to the acquired assets, represent processes being applied to inputs to create outputs. Having met all three elements of a business as defined in ASC 805, the Company determined that the DPTT Acquisition should be accounted for as a business combination.

Index
The following table summarizes the fair values of assets acquired and liabilities assumed of DPTT, the fair value of the noncontrolling interests and consideration given for DPTT at the acquisition date.

Cash and cash equivalents	$4,508
Accounts receivable (gross amount of $28,560, of which $500 was estimated to be uncollectable)	28,060
Inventory	1,279
Deferred tax asset	9,787
Other current assets	11,517
Property, plant and equipment	95,431
Identifiable intangible assets	1,552
Other long-term assets	1,328
Accounts payable and accrued expenses	(32,410)
Deferred tax liability	(3,042)
Other long-term liabilities	(3,291)
Total net assets acquired	114,719
Noncontrolling interests retained by DNP	57,348
57,371
Consideration – 49.99% of fair value of PSMC	40,999
Gain on acquisition	$16,372

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

The fair value of the first component of consideration represented 49.99 percent of the fair value of PSMC, and was based on recent prices paid by the Company to acquire outstanding shares of PSMC (prior to the acquisition). As a result of the merger, the Company acquired the net assets of DPTT having a fair value of $114.7 million, less noncontrolling interests of $57.3 million retained by DNP, and transferred consideration with a fair value of $41.0 million, which resulted in a gain of $16.4 million. The fair value of the total consideration transferred as of the acquisition date was $98.3 million, comprised of the 49.99% noncontrolling interest in DPTT of $57.3 million, and 49.99% of the fair value of PSMC of $41.0 million (112.9 million shares, or 49.99% of the outstanding common stock of PSMC).

We estimated the $114.7 million fair value of DPTT as of the acquisition date by applying an income approach as our valuation technique. Our income approach followed a discounted cash flow method, which applied our best estimates of future cash flows and an estimated terminal value discounted to present value at a rate of return taking into account the relative risk of the cash flows. To confirm the reasonableness of the value derived from the income approach, we also analyzed the values of comparable companies which are publicly traded. The acquisition date fair value of the property, plant and equipment of DPTT was $95.4 million, which was determined by utilizing the cost and, to a lesser extent, the market approach, based on an in-use premise of value. Inputs utilized by the Company to determine fair values of DPTT’s property, plant and equipment included a cost approach, which was adjusted for depreciation and condition for equipment, and adjusted for depreciation and local market conditions for real property. The noncontrolling interest of DPTT was calculated using the 49.99% of its total fair value of $114.7 million. The Company also used a market approach to corroborate the enterprise value of DPTT. This fair value measurement was based on significant inputs that are not observable in the market and thus represented a fair value measurement categorized within Level 3 of the fair value hierarchy. Key assumptions included local and current construction replacement cost multipliers, amounts of ancillary replacement costs, physical deterioration, and economic and functional obsolescence to adjust the current replacement costs by, as well as the estimated economic lives of the assets.

Index
Identifiable intangible assets acquired were primarily customer relationships, which represented the fair value of relationships and agreements DPTT had in place at the date of the merger. The customer relationships had a fair value of $1.5 million at the acquisition date, determined by using the multi-period excess earnings method, and are being amortized over a twelve year estimated useful life. The acquisition date fair value of the remainder of the identifiable assets acquired and liabilities assumed were equivalent to, or did not materially differ from, their carrying values.

Revenues and net income of PDMC included in the Company’s financial results from the April 4, 2014, acquisition date through November 2, 2014, were $101.8 million and $6.0 million, respectively. Acquisition costs related to the merger were $2.5 million in fiscal year 2014, and are included in selling, general, and administrative expenses in the consolidated statement of income.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents financial information as if the DPTT acquisition had occurred as of the beginning of fiscal year 2014. The pro forma earnings for fiscal year 2014 were adjusted to exclude the above mentioned $2.5 million non-recurring acquisition related costs and the gain on acquisition of $16.4 million. Other material non-recurring pro forma adjustments made to arrive at the below earnings amounts included the add back of additional depreciation recorded against DPTT long-lived assets of $6.6 million. The pro forma information presented does not purport to represent results that would have been achieved had the merger occurred as of the beginning of the earliest period presented, or to have been indicative of the Company’s future financial performance.

Year Ended
November 2, 2014

Revenues	$499,968

Net income	23,969

Net income attributable to Photronics, Inc. shareholders	12,169

Diluted earnings per share	0.19

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

 Property, plant and equipment consists of the following:

	October 30, 2016	November 1, 2015

Land	$8,036	$8,172
Buildings and improvements	121,873	121,472
Machinery and equipment	1,475,755	1,458,623
Leasehold improvements	19,224	18,856
Furniture, fixtures and office equipment	12,700	12,700
Construction in progress	23,961	6,657
	1,661,549	1,626,480
Less: Accumulated depreciation and amortization	1,155,115	1,079,196
	$506,434	$547,284

Index
Property under capital leases are included in above property, plant and equipment as follows:

	October 30, 2016	November 1, 2015

Machinery and equipment	$34,917	$56,245
Less accumulated amortization	10,352	16,054
	$24,565	$40,191

NOTE 4 - INTANGIBLE ASSETS

Amortization expense of the Company’s finite lived intangible assets was $4.8 million, $6.0 million and $5.8 million in fiscal years 2016, 2015 and 2014, respectively.

Intangible assets consist of:

As of October 30, 2016	Gross Amount	Accumulated Amortization	Net Amount
Technology license agreement	$59,616	$(41,400)	$18,216
Customer relationships	8,657	(7,522)	1,135
Software and other	6,444	(5,941)	503
	$74,717	$(54,863)	$19,854
As of November 1, 2015

Technology license agreement	$59,616	$(37,426)	$22,190
Customer relationships	8,616	(7,229)	1,387
Supply agreements	6,959	(6,828)	131
Software and other	6,577	(5,669)	908
	$81,768	$(57,152)	$24,616

The weighted-average amortization period for intangible assets acquired in fiscal years 2016 and 2015 is three years, which is comprised of software and other intangible assets that have weighted-average amortization periods of three years.

Intangible asset amortization over the next five years is estimated to be as follows:

Fiscal Years:

2017	$4,557
2018	4,130
2019	4,092
2020	4,092
2021	2,436

Index
NOTE 5 - JOINT VENTURE, TECHNOLOGY LICENSE AND OTHER AGREEMENTS WITH MICRON TECHNOLOGY, INC.

In May 2006, Photronics and Micron Technology, Inc. ("Micron") entered into the MP Mask joint venture (“MP Mask”), which developed and produced photomasks for leading-edge and advanced next generation semiconductors. At the time of the formation of the joint venture, the Company also entered into an agreement to license photomask technology developed by Micron and certain supply agreements. In May 2016 the Company sold its investment in MP Mask to Micron for $93.1 million and recorded a gain on the sale of $0.1 million, which is included in the Company’s 2016 consolidated statement of income in Interest and other income (expense), net. On that same date a supply agreement commenced between the Company and Micron, which provides that we will be the majority outsourced supplier of Micron’s photomasks and related services. The supply agreement has a one year term, subject to mutually agreeable renewals. In addition, the Company forevermore has the rights to use technology under the prior technology license agreement.

This joint venture was a variable interest entity ("VIE") (as that term is defined in ASC 810) because all costs of the joint venture were passed on to the Company and Micron through purchase agreements they had entered into with the joint venture, and it was dependent upon the Company and Micron for any additional cash requirements. On a quarterly basis the Company reassessed whether its interest in MP Mask gave it a controlling financial interest in this VIE. The purpose of this quarterly reassessment was to identify the primary beneficiary (which is defined in ASC 810 as the entity that consolidates a VIE) of the VIE. As a result of the reassessments in fiscal year 2016, the Company determined that Micron remained the primary beneficiary of the VIE, by virtue of its tie-breaking voting rights within MP Mask’s Board of Managers, thereby having given it the power to direct the activities of MP Mask that most significantly impacted its economic performance, including its decision making authority in the ordinary course of business and its purchasing the majority of products produced by the VIE.

The Company utilized MP Mask for both high-end IC photomask production and research and development purposes. MP Mask charged its variable interest holders based on their actual usage of its facility and charged separately for any research and development activities it engaged in at the requests of its owners.

MP Mask was governed by a Board of Managers appointed by Micron and the Company. Since MP Mask's inception, Micron, as a result of its majority ownership, had held majority voting power on the Board of Managers. The voting power held by each party was subject to change as ownership interests changed. Under the MP Mask joint venture operating agreement, the Company may have been required to make additional capital contributions to MP Mask up to the maximum amount defined in the operating agreement. However, had the Board of Managers determined that further additional funding was required, MP Mask would have pursued its own financing. If MP Mask was unable to obtain its own financing, it may have requested additional capital contributions from the Company. Had the Company chosen not to make a requested contribution to MP Mask, its ownership percentage may have been reduced. MP Mask did not request, and the Company did not make, any contributions to MP Mask in fiscal years 2016 or 2015 and it did not receive any distributions (other than upon its sale of its investment to Micron in fiscal year 2016) from MP Mask during those fiscal years.

The Company's investment in the VIE, which represented its maximum exposure to loss, was $93.0 million at November 1, 2015. This amount is reported in the Company's fiscal year 2015 consolidated balance sheet as Investment in joint venture. The Company recorded losses from operations from its investment in MP Mask of $0.1 million in fiscal years 2016 and 2015 and recorded no income or loss from the investment in fiscal year 2014. Income (loss) from MP Mask is included in Interest and other income, net, in the consolidated statements of income.

The Company, in 2016, recorded $0.4 million of commission revenue earned under the supply agreements it had with Micron and MP Mask, and amortization of $0.1 million of the related supply agreement intangible asset. In 2016 the Company also recorded cost of sales in the amount of $5.7 million for photomasks produced by MP Mask for the Company's customers, and incurred expenses of $0.5 million for research and development activities and other goods and services purchased from MP Mask by the Company.

As of November 1, 2015, the Company owed MP Mask $4.3 million and had a receivable from Micron of $6.4 million, both primarily related to the aforementioned supply agreements. The Company, in 2015, recorded $0.8 million of commission revenue earned under the supply agreements it had with Micron and MP Mask, and amortization of $0.2 million of the related supply agreement intangible asset. In 2015 the Company also recorded cost of sales in the amount of $4.8 million for photomasks produced by MP Mask for the Company's customers, and incurred expenses of $3.1 million for research and development activities and other goods and services purchased from MP Mask by the Company.

Index
As of November 2, 2014, the Company owed MP Mask $4.2 million and had a receivable from Micron of $6.8 million, both primarily related to the aforementioned supply agreements. The Company, in 2014, recorded $1.2 million of commission revenue earned under the supply agreements it had with Micron and MP Mask, and amortization of $0.2 million of the related supply agreement intangible asset. In 2014 the Company also recorded cost of sales in the amount of $3.2 million for photomasks produced by MP Mask for the Company's customers, and incurred expenses of $1.6 million for research and development activities and other goods and services purchased from MP Mask by the Company. In 2014 the Company purchased equipment from MP Mask for $1.3 million.

Summarized financial information of MP Mask is presented below. The financial results of 2016 are through May 5, 2016, the date of the sale of the Joint Venture.

	As of Fiscal Year End
	2016	2015

Current assets	$-	$30,567
Noncurrent assets	-	173,840
Current liabilities	-	18,234
Noncurrent liabilities	-	-

	Fiscal Year
	2016	2015	2014

Net sales	$49,626	$96,068	$81,399
Gross profit	2,736	1,215	3,427
Net income (loss)	-	(151)	1,259

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities include salaries, wages and related benefits of $8.2 million, income taxes of $6.2 million and other accruals totaling $9.8 million at October 30, 2016, and salaries, wages and related benefits of $14.3 million, an acquisition liability of $7.1 million and other accruals totaling $17.8 million at November 1, 2015.

NOTE 7 - LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

	October 30, 2016	November 1, 2015

3.25% convertible senior notes due in April 2019	$57,500	$57,500

3.25% convertible senior notes due in April 2016	-	57,500

2.77% capital lease obligation payable through July 2018	10,067	15,346

3.09% capital lease obligation payable through March 2016	-	2,269

	67,567	132,615
Less current portion	5,428	65,495
	$62,139	$67,120

Index
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

The Company’s credit facility, which expires in December 2018, has a $50 million limit with an expansion capacity to $75 million, and is secured by substantially all of the Company’s assets located in the United States and common stock the Company owns in certain of its foreign subsidiaries. The credit facility precludes the Company from paying cash dividends, and is subject to a minimum interest coverage ratio, total leverage ratio and minimum unrestricted cash balance financial covenants, all of which the Company was in compliance with at October 30, 2016. The Company had no outstanding borrowings against the credit facility at October 30, 2016, and $50 million was available for borrowing. The interest rate on the credit facility (1.78% at October 30, 2016) is based on the Company’s total leverage ratio at LIBOR plus a spread, as defined in the credit facility.

In August 2013 a $26.4 million principal amount, five year capital lease commenced to fund the purchase of a high-end lithography tool.  Payments under the capital lease, which bears interest at 2.77%, are $0.5 million per month through July 2018.  The lease is subject to a cross default with cross acceleration provision related to certain nonfinancial covenants incorporated in the Company’s credit facility.  As of October 30, 2016, the total amount payable through the end of the lease term was $10.3 million, of which $10.1 million represented principal and $0.2 million represented interest.

In April 2011 the Company entered into a five year, $21.2 million capital lease for manufacturing equipment. Payments under the lease, which bore interest at 3.09%, were $0.4 million per month through March 2016. The lease included a cross default with cross acceleration provision related to certain non-financial covenants incorporated in the Company's credit facility. In March 2016 the Company paid the final installment on this lease and assumed ownership of the related equipment.

As of October 30, 2016, minimum lease payments under the Company's capital lease obligation was as follows:

Fiscal Years:

2017	$5,638
2018	4,698
10,336
Less interest	269
Net minimum lease payments under capital lease	10,067
Less current portion of net minimum lease payments	5,428
Long-term portion of minimum lease payments	$4,639

Interest payments were $3.2 million, $4.4 million, and $6.3 million in fiscal years 2016, 2015 and 2014, respectively, and included deferred financing cost payments of $0.3 million in fiscal year 2014.

Index
NOTE 8 - OPERATING LEASES

The Company leases various real estate and equipment under non-cancelable operating leases, for which rent expense was $2.8 million in each of fiscal years 2016, 2015 and 2014.

At October 30, 2016, future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year were as follows:

2017	$2,108
2018	1,059
2019	630
2020	394
2021	380
Thereafter	1,404
$5,975

See Note 7 for disclosures related to the Company's capital lease obligations.

NOTE 9 – SHARE-BASED COMPENSATION

In March 2016 shareholders approved a new equity incentive compensation plan (“the Plan”), under which incentive stock options, non-qualified stock options, stock grants, stock-based awards, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and other stock or cash awards may be granted.  Shares to be issued under the Plan may be authorized and unissued shares, issued shares that have been reacquired by the Company (in the open-market or in private transactions), shares that are being held in the treasury, or a combination thereof. The maximum number of shares of common stock approved that may be issued under the Plan is four million shares. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans.  The Company incurred total share-based compensation expenses of $3.8 million, $3.7 million, and $4.1 million in fiscal years 2016, 2015, and 2014, respectively. No share-based compensation cost was capitalized as part of an asset and no related income tax benefits were recorded during the fiscal years presented.

Stock Options

Option awards generally vest in one to four years, and have a ten year contractual term. All incentive and non-qualified stock option grants must have an exercise price no less than the market value of the underlying common stock on the date of grant. The grant date fair values of options are based on the closing price of the Company’s common stock on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's stock. The Company uses historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that the options granted are expected to remain outstanding. The risk-free rate of return for the estimated term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

Index
The weighted-average inputs and risk-free rate of return ranges used to calculate the grant date fair values of stock options issued during fiscal years 2016, 2015 and 2014 are presented in the following table:

	Year Ended
	October 30, 2016	November 1, 2015	November 2, 2014

Expected volatility	48.4%	53.7%	61.0%

Risk-free rate of return	1.2 – 1.7%	1.3 – 1.6%	1.4%

Dividend yield	0.0%	0.0%	0.0%

Expected term	5.1 years	4.7 years	4.6 years

The table below presents a summary of stock options activity during fiscal year 2016 and information on stock options outstanding at October 30, 2016.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at November 1, 2015	3,803,168	$7.29
Granted	667,250	11.83
Exercised	(572,033)	5.37
Cancelled and forfeited	(363,050)	15.68
Outstanding at October 30, 2016	3,535,335	$7.59	6.4 years	$9,413
Exercisable at October 30, 2016	1,973,635	$5.93	4.8 years	$7,837
Vested and expected to vest as of October 30, 2016	3,438,261	$7.53	6.3 years	$9,309

The weighted-average grant date fair value of options granted during fiscal years 2016, 2015 and 2014 were $4.51,  $3.81and $4.44, respectively. The total intrinsic value of options exercised during fiscal years 2016, 2015 and 2014 was $3.5 million, $2.0 million and $1.4 million, respectively.

The Company received cash from option exercises of $3.1 million, $2.2 million and $1.1 million in fiscal years 2016, 2015 and 2014, respectively. As of October 30, 2016, the total unrecognized compensation cost of unvested option awards was approximately $4.3 million. That cost is expected to be recognized over a weighted-average amortization period of 2.5 years.

Restricted Stock

The Company periodically grants restricted stock awards. The restrictions on these awards typically lapse over a service period of one to four years. The fair value of restricted stock is determined and fixed on the grant date based on the company’s stock price. The weighted-average grant date fair values of restricted stock awards issued during fiscal years 2016, 2015 and 2014 were $12.13, $8.28 and $8.86, respectively.  The total fair value of awards for which restrictions lapsed was $1.7 million, $1.4 million and $1.5 million during fiscal years 2016, 2015 and 2014, respectively. As of October 30, 2016, the total compensation cost for restricted stock awards not yet recognized was approximately $1.0 million. That cost is expected to be recognized over a weighted-average amortization period of 2.2 years.

Index
A summary of restricted stock award activity during fiscal year 2016 and the status of the Company's outstanding restricted stock awards as of October 30, 2016, is presented below:

Restricted Stock	Shares	Weighted-Average Fair Value at Grant Date

Outstanding at November 1, 2015	189,588	$7.34
Granted	115,225	12.13
Vested	(142,438)	8.62
Cancelled	-	-
Outstanding at October 30, 2016	162,375	$9.61
Vested and expected to vest as of October 30, 2016	154,245	$9.64

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan ("ESPP") permits employees to purchase shares at 85% of the lower of the closing market price at the commencement or ending date of the Plan year (approximately one year). The Company recognizes the ESPP expense during that same period. As of October 30, 2016, the maximum number of shares of common stock approved by the Company's shareholders to be purchased under the ESPP was 1.5 million shares. Under the ESPP, approximately 1.3 million shares had been issued through October 30, 2016, and approximately 67,000 shares are subject to outstanding subscriptions. As of October 30, 2016, the total compensation cost related to the ESPP not yet recognized was $0.1 million, which is expected to be recognized in fiscal 2017.

NOTE 10 - EMPLOYEE RETIREMENT PLANS

The Company maintains a 401(k) Savings and Profit Sharing Plan ("401(k) Plan") which covers all full and certain part time U.S. employees who have completed three months of service and are 18 years of age or older. Under the terms of the 401(k) Plan, employees may contribute up to 50% of their salary, subject to certain maximum amounts, which will be matched by the Company at 50% of the employee's contributions that are not in excess of 4% of the employee's compensation. Employee and employer contributions vest upon contribution. Annual employer contributions for all of the Company’s defined contribution plans were $0.6 million in fiscal year 2016 and $0.7 million in fiscal years 2015 and 2014.

NOTE 11 - INCOME TAXES

Income before the income tax provisions consist of the following:

	Year Ended
	October 30, 2016	November 1, 2015	November 2, 2014

United States	$6,270	$6,646	$(23,083)
Foreign	54,204	63,394	64,413
	$60,474	$70,040	$41,330

Index
The income tax provisions consist of the following:

	Year Ended
	October 30, 2016	November 1, 2015	November 2, 2014
Current:
Federal	$492	$160	$354
State	(2)	(109)	-
Foreign	8,115	9,729	4,726

Deferred:
Federal	-	-	-
State	10	7	(5)
Foreign	(3,817)	3,394	4,220
Total	$4,798	$13,181	$9,295

The income tax provisions differ from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes as a result of the following:

	Year Ended
	October 30, 2016	November 1, 2015	November 2, 2014

U.S. federal income tax at statutory rate	$21,166	$24,514	$14,465
Changes in valuation allowances	(9,516)	(11,471)	(7,575)
Distributions from foreign subsidiaries	3,438	448	12,674
Foreign tax rate differentials	(9,620)	(4,356)	(4,864)
Tax credits	(944)	(2,729)	(2,847)
Uncertain tax positions, including reserves, settlements and resolutions	134	(175)	(2,255)
Gain on acquisition of DPTT	-	-	(5,748)
Intercompany gain elimination	-	-	4,759
Tax on foreign subsidiary earnings	225	6,589	-
Other, net	(85)	361	686
	$4,798	$13,181	$9,295

The effective tax rates differ from the U.S. statutory rate of 35% in fiscal years 2016, 2015 and 2014 primarily due to earnings, including the fiscal year 2014 gain on acquisition of DPTT, being taxed at lower statutory rates in foreign jurisdictions, changes in deferred tax asset valuation allowances, including the reversals noted below, combined with the benefit of various investment credits in a foreign jurisdiction. In addition, the lower rate in fiscal year 2016 was partially driven by a benefit that resulted from the reversal of a previously recorded undistributed earnings tax liability in a foreign jurisdiction for which the Company is no longer liable.  Five year tax holidays in Taiwan, that expire in 2017 and 2019, decreased foreign taxes by $0.5 million and $0.2 million in the years ended October 30, 2016 and November 1, 2015, respectively, and had no dollar benefit for the year ended November 2, 2014. The tax holidays had no per share effect on the Company’s financial results of the years ended October 30, 2016, November 1, 2015 and November 2, 2014.

Index
The net deferred income tax assets consist of the following:

	As of
	October 30, 2016	November 1, 2015
Deferred income tax assets:
Net operating losses	$46,158	$56,582
Reserves not currently deductible	7,876	8,158
Alternative minimum tax credits	3,772	3,281
Tax credit carryforwards	8,814	8,809
Other	1,719	1,782
	68,339	78,612
Valuation allowances	(29,315)	(38,763)
	39,024	39,849
Deferred income tax liabilities:
Undistributed earnings of foreign subsidiaries	(3,962)	(5,953)
Property, plant and equipment	(19,977)	(17,874)
Investments	74	(4,596)
Other	(328)	(552)
	(24,193)	(28,975)
Net deferred income tax assets	$14,831	$10,874
Reported per adoption of new accounting standard (see below):
Deferred income tax assets	$16,322	$13,083
Deferred income tax liabilities	(1,491)	(2,209)
	$14,831	$10,874

The Company has established a valuation allowance for a portion of its deferred tax assets because it believes, based on the weight of all available evidence, that it is more likely than not that a portion of its net operating loss carryforwards will expire prior to utilization. During fiscal years 2016 and 2015 the Company determined that sufficient positive evidence existed in certain foreign jurisdictions that it was more likely than not that additional deferred tax assets were realizable and, therefore, reduced the valuation allowance $4.3 million and $1.5 million respectively.  In addition, the valuation allowance decreased in fiscal years 2016, 2015 and 2014 as a result of loss utilizations and deferred tax liability changes of $5.2 million, $9.3 million and $7.1 million respectively.

As of October 30, 2016, the undistributed earnings of foreign subsidiaries included in consolidated retained earnings amounted to $176.6 million, of which $11.3 million is not considered to be permanently invested. No provision has been made for future U.S. taxes payable on the remaining undistributed earnings of $165.3 million, as they are expected to be indefinitely invested in foreign jurisdictions and, therefore, are not anticipated to be subject to U.S. tax. Should the Company elect in the future to repatriate the foreign earnings so invested, it may incur additional income tax expense on those foreign earnings, the amount of which is not practicable to compute.

The following tables present the Company’s available operating loss and credit carryforwards at October 30, 2016, and their related expiration periods:

Operating Loss Carryforwards	Amount	Expiration Periods
Federal	$98,525	2025-2033

State	211,665	2017-2036

Foreign	27,403	2018-2023

Index
Tax Credit Carryforwards	Amount	Expiration Period

Federal research and development	$5,121	2019-2036

Federal alternative minimum tax	3,772	Indefinite

State tax	5,681	2017-2030

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended
	October 30, 2016	November 1, 2015	November 2, 2014

Balance at beginning of year	$4,029	$4,993	$4,757

Additions (reductions) for tax positions in prior years	744	(212)	3,437

Additions based on current year tax positions	268	318	272

Settlements	(378)	(720)	(3,155)

Lapses of statutes of limitations	(57)	(350)	(318)
Balance at end of year	$4,606	$4,029	$4,993

Included in the balance of unrecognized tax benefits as of October 30, 2016, November 1, 2015 and November 2, 2014, are $4.6 million, $4.1 million and $5.0 million recorded in other liabilities in the consolidated balance sheets that, if recognized, would impact the effective tax rate. Also included in the balance as of November 2, 2014, is $0.1 million of tax benefit that, if recognized, would result in adjustment to deferred tax accounts. Included in these amounts in fiscal years 2016, 2015 and 2014 were $0.1 million of interest and penalties. The Company includes any applicable interest and penalties related to uncertain tax positions in its income tax provision. The fiscal years 2016 and 2015 tables include the settlement of non-US audits. The fiscal year 2014 table includes the recognition of previously unrecognized tax benefits that resulted from the lapse of their assessment periods, the increase for uncertain tax positions related to the acquisition of DPTT (as discussed in Note 2) and the settlement of an Internal Revenue Service (“IRS”) income tax examination of the Company’s 2012 and 2011 federal income tax returns. The IRS income tax settlement had limited impact on fiscal year 2014 income tax expense, as the changes that resulted from the examination were offset by loss carryforwards for which the related deferred tax assets were subject to valuation allowances. As of October 30, 2016, the Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the U.S. for years prior to and including fiscal year 2012. With respect to major foreign and state tax jurisdictions, the Company is no longer subject to tax authority examinations for years prior to and including fiscal year 2011.

Income tax payments were $11.4 million, $4.9 million and $5.2 million in fiscal years 2016, 2015 and 2014, respectively. Cash received for refunds of income taxes paid in prior years amounted to $0.2 million, $0.1 million and $1.4 million in fiscal years 2016, 2015 and 2014, respectively.

Adoption of New Accounting Standard

The Company adopted Accounting Standards Update (“ASU”) 2015-17 – “Balance Sheet Classification of Deferred Taxes” in the fourth quarter of its 2016 fiscal year. This ASU requires that deferred tax assets and liabilities be classified as noncurrent on a classified balance sheet.  The Company adopted this ASU on a retrospective basis, as a result of which our prior year financial statements and related notes have been adjusted, as necessary, to show its effects on those periods.  The effect on our fiscal year 2015 financial statement deferred income taxes line items of adopting ASU 2015-17 is presented below.

Index
Classification	Previously Reported	Change Due to Adoption	Retrospectively Adjusted

Current assets	$3,354	$(3,354)	$-
Noncurrent assets	11,908	1,175	13,083
Noncurrent liabilities	4,388	(2,179)	2,209

NOTE 12 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented as follows:

	Year Ended

	October 30, 2016	November 1, 2015	November 2, 2014

Net income attributable to Photronics, Inc. shareholders	$46,200	$44,625	$25,996
Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effects	2,938	4,363	1,426
Earnings for diluted earnings per share	$49,138	$48,988	$27,422
Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	67,539	66,331	61,779
Effect of dilutive securities:
Convertible notes	7,841	11,085	3,945
Share-based payment awards	974	967	955
Dilutive common shares	8,815	12,052	4,900
Weighted-average common shares used for diluted earnings per share	76,354	78,383	66,679

Basic earnings per share	$0.68	$0.67	$0.42
Diluted earnings per share	$0.64	$0.63	$0.41

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

	Year Ended
	October 30, 2016	November 1, 2015	November 2, 2014

Share based payment awards	1,635	1,641	1,911
Convertible notes	-	-	11,085
Total potentially dilutive shares excluded	1,635	1,641	12,996

Index
In the first quarter of fiscal year 2017, the Company awarded approximately 0.6 million share-based payment awards to its employees and directors.

NOTE 13 – SUBSIDIARY SHARE REPURCHASE

In January 2014 the Company increased its ownership percentage in PSMC (in 2014 PSMC’s name was changed to PDMC, see Note 2) to 100% at a cost of $1.7 million by purchasing the remaining shares that were not owned by the Company.

The table below presents the effect of the change in the Company’s ownership interest in PSMC on the Company's equity for fiscal year 2014, in which shares of PSMC common stock were issued in connection with the DPTT Acquisition.

Year Ended
November 2, 2014

Net income attributable to Photronics, Inc. shareholders	$25,996

Decrease in Photronics, Inc.'s additional paid-in capital	(6,183)

Increase in Photronics, Inc.’s accumulated other comprehensive income	399
Change from net income attributable to Photronics, Inc. shareholders due to issuance of shares of PDMC and transfers to or from noncontrolling interests	$20,212

NOTE 14 - COMMITMENTS AND CONTINGENCIES

At October 30, 2016, the Company had outstanding purchase commitments of $60 million, which included $51 million related to capital expenditures, and had recorded liabilities for the purchase of equipment of $9 million. See Notes 8 and 21, respectively, for information on the Company’s operating lease commitments and its plan to construct a facility in China.

The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually and in the aggregate, will not have a material effect on its consolidated financial statements.

Index
NOTE 15 - GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

The Company operates as a single operating segment as a manufacturer of photomasks, which are high precision quartz plates containing microscopic images of electronic circuits for use in the fabrication of IC's and FPDs. Geographic net sales are based primarily on where the Company's manufacturing facility is located.

The Company's 2016, 2015 and 2014 net sales by geographic area and of ICs and FPDs, and long-lived assets by geographic area were as follows:
	Year Ended
	October 30, 2016	November 1, 2015	November 2, 2014
Net sales
Taiwan	$193,216	$205,141	$167,075
Korea	141,017	147,921	140,386
United States	113,670	132,792	106,740
Europe	33,384	35,792	38,726
All other Asia	2,169	2,560	2,600
	$483,456	$524,206	$455,527

IC	$364,531	$420,833	$352,679
FPD	118,925	103,373	102,848
	$483,456	$524,206	$455,527

	As of
	October 30, 2016	November 1, 2015	November 2, 2014
Long-lived assets
Taiwan	$176,644	$185,087	$207,324
United States	173,658	184,282	158,325
Korea	146,515	167,618	176,141
Europe	9,617	10,287	8,259
All other Asia	-	10	20
	$506,434	$547,284	$550,069

One customer accounted for 19%, 18% and 16% of the Company's net sales in fiscal years 2016, 2015 and 2014, respectively, and another customer accounted for 17%, 15%, and 11% of the Company’s net sales in fiscal 2016, 2015 and 2014, respectively.

Index
NOTE 16 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following tables set forth the changes in the Company's accumulated other comprehensive income by component (net of tax of $0) for the years ended October 30, 2016 and November 1, 2015:

	Year Ended October 30, 2016
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at November 1, 2015	$(9,634)	$(306)	$(633)	$(10,573)
Other comprehensive income (loss) before reclassifications	6,334	-	(589)	5,745
Amounts reclassified from other accumulated comprehensive income	-	129	-	129
Net current period other comprehensive income (loss)	6,334	129	(589)	5,874
Less: other comprehensive (income) loss attributable to noncontrolling interests	(3,267)	-	295	(2,972)
Balance at October 30, 2016	$(6,567)	$(177)	$(927)	$(7,671)

	Year Ended November 1, 2015
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at November 2, 2014	$22,651	$(434)	$(443)	$21,774
Other comprehensive loss before reclassifications	(40,154)	-	(381)	(40,535)
Amounts reclassified from other accumulated comprehensive income	-	128	-	128
Net current period other comprehensive income (loss)	(40,154)	128	(381)	(40,407)
Less: other comprehensive loss attributable to noncontrolling interests	7,869	-	191	8,060
Balance at November 1, 2015	$(9,634)	$(306)	$(633)	$(10,573)

The amortization of the cash flow hedge is included in Cost of sales in the consolidated statements of income in all periods presented.

NOTE 17 – CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk principally consist of trade accounts receivables and short-term cash investments. The Company sells its products primarily to semiconductor and FPD manufacturers in North America, Europe and Asia. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

NOTE 18 - OTHER RELATED PARTY TRANSACTIONS

The executive chairman of the board of the Company is also a director of an entity that provided secure managed information technology services to Photronics. Another director of the Company is the chief executive officer and chairman of the board of this entity. Since 2002 the Company has contracted with this entity for services it has provided to all of the Company's facilities. The Company incurred expenses for services provided by this entity of $0.2 million, $1.0 million, and $1.2 million in fiscal years 2016, 2015 and 2014, respectively, and had an outstanding balance of less than $0.1 million as of November 1, 2015.

Commencing in July of 2016 the Company entered into a contract for information technology services with a parent entity for which a member of our board of directors serves as the chief executive officer and chairman of the board of a wholly owned subsidiary of that entity. The executive chairman of the Company is also a director on the subsidiary company as well.   During 2016 we incurred expenses of $0.3 million from the parent entity and had payables outstanding to the parent entity of $0.2 million at October 30, 2016.

The Company purchases photomask blanks from an entity of which an officer of the Company is a significant shareholder. The Company purchased $16.3 million, $20.2 million and $20.1 million of photomask blanks from this entity in 2016, 2015 and 2014, respectively, for which the amount owed to this entity was $2.7 million at October 30, 2016, and $4.5 million at November 1, 2015.

The Company believes that the terms of its transactions with the related parties described above were negotiated at arm's length and were no less favorable to the Company than terms it could have obtained from unrelated third parties. See Note 5 for additional related party transactions.

NOTE 19 - FAIR VALUE MEASUREMENTS

The accounting framework for determining fair value includes a hierarchy for ranking the quality and reliability of the information used to measure fair value, which enables the reader of the financial statements to assess the inputs used to develop those measurements. The fair value hierarchy consists of three tiers as follows: Level 1, defined as quoted market prices (unadjusted) in active markets for identical securities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly; and Level 3, defined as unobservable inputs that are not corroborated by market data.

The Company did not have any assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at October 30, 2016 or November 1, 2015.

Fair Value of Other Financial Instruments

The fair values of the Company's cash and cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying value due to their short-term maturities. The fair values of the Company’s convertible senior notes is a Level 2 measurement, as  they were determined using inputs that were either observable market data, or could be derived from or corroborated with observable market data. These inputs included the Company’s stock price and interest rates offered on debt issued by entities with credit ratings similar to that of the Company’s.

Index
The table below presents the fair and carrying values of the Company's convertible senior notes at October 30, 2016 and November 1, 2015.

	October 30, 2016		November 1, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value

3.25% convertible senior notes due 2019	$68,230	$57,500	$64,550	$57,500
3.25% convertible senior notes due 2016	$-	$-	$60,375	$57,500

NOTE 20 – GAINS ON SALE OF INVESTMENTS

The Company had a minority interest in a foreign entity. In fiscal year 2016, the Company sold this investment and recognized a gain of $8.8 million.  In addition, as discussed in Note 5, we sold our investment in the MP Mask joint venture in fiscal year 2016.

NOTE 21 – EXPANSION INTO CHINA

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

The Company plans to invest $160 million in cash and equipment over the next five years, with construction commencing in 2017 and production estimated to start in late 2018. The investment will be financed with a mix of cash, transferred capital equipment and, possibly, local financing. Support for the project has been obtained from an existing customer.

Index
NOTE 22 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data:

	First	Second	Third	Fourth	Year
Fiscal 2016:
	(a)	(b)		(c)	(a)(d)
Net sales	$129,956	$122,923	$123,209	$107,368	$483,456
Gross profit	35,436	31,287	31,450	20,533	118,706
Net income	23,501	14,153	11,453	6,569	55,676
Net income attributable to Photronics, Inc. shareholders	21,002	11,854	8,088	5,256	46,200

Earnings per share:
Basic	$0.31	$0.18	$0.12	$0.08	$0.68
Diluted	$0.28	$0.16	$0.12	$0.08	$0.64

Fiscal 2015:
	(e)				(e)
Net sales	$123,505	$127,309	$131,699	$141,693	$524,206
Gross profit	28,184	33,095	37,243	44,614	143,136
Net income	7,142	12,156	15,410	22,151	56,859
Net income attributable to Photronics, Inc. shareholders	3,837	10,060	12,106	18,622	44,625

Earnings per share:
Basic	$0.06	$0.15	$0.18	$0.28	$0.67
Diluted	$0.06	$0.14	$0.17	$0.25	$0.63

(a)	Includes $8.8 million gain on sale of investment in a foreign entity.

(b)	Includes a tax benefit in Taiwan of $1.8 million related to prior years.

(c)	Includes a tax benefit in Taiwan of $3.0 million related to the recognition of prior period tax benefits and other tax positions no longer deemed necessary.

(d)	Includes tax benefits in Taiwan of $4.8 million primarily related to the recognition of prior period tax benefits and other tax positions no longer deemed necessary.

(e)	Includes expenses of $0.9 million of financing expenses related to the exchange of $57.5 million 3.25% convertible senior notes.

NOTE 23 - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2016 the FASB issued ASU 2016-18 “Restricted Cash”, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This Update is effective for the Company in its first quarter of fiscal year 2019 and should be applied on a retrospective transition basis. Early adoption is permitted, including adoption in an interim period as of the beginning of an annual reporting period for which interim or annual financial statements have not been issued or made available for issuance. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements.

In October 2016 the FASB issued ASU 2016-16 “Intra-Entity Transfers of Assets Other Than Inventory”, which eliminates the exception of recognizing, at the time of transfer, current and deferred income taxes for intra-entity asset transfers other than inventory. This Update is effective for the Company in its first quarter of fiscal year 2019 and should be applied on a modified retrospective transition basis. Early adoption is permitted as of the beginning of an annual reporting period for which interim or annual financial statements have not been issued or made available for issuance. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements.

In August 2016 the FASB issued ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments”, which addresses eight specific cash flow issues with the objective of reducing diversity in practice. This Update is effective for the Company in its first quarter of fiscal year 2019 and should be applied using a retrospective transition approach. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements.

Index
In June 2016 the FASB issued ASU 2016-13 “Measurement of Credit Losses”, the main objective of which is to provide more useful information about expected credit losses on financial instruments and other commitments of an entity to extend credit. In support of this objective, the ASU replaces the incurred loss impairment methodology found in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU requires a cumulative-effect adjustment as of the beginning of the first reporting period in which the guidance is adopted.  This Update is effective for the Company in its first quarter of fiscal year 2021, with early adoption permitted beginning in the first quarter of fiscal year 2019. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements.

In March 2016 the FASB issued ASU 2016 – 09 “Improvements to Employee Share-Based Payment Accounting”, which simplifies the accounting for share-based payment transactions including their income tax consequences, classification as either equity or liability awards, classification on the statement of cash flows, and other areas. The method of adoption varies with the different aspects of the Update. The Update is effective for the Company in its first quarter of fiscal year 2018, with early application permitted. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements.

In February 2016 the FASB issued ASU 2016 – 02 “Leases (Topic 842)”, which requires lessees to recognize right-of-use assets and corresponding liabilities for all leases with an initial term in excess of twelve months. The Update is to be adopted using a modified retrospective approach, which includes a number of practical expedients, that requires leases to be measured and recognized under the new guidance at the beginning of the earliest period presented. The ASU is effective for the Company in its first quarter of fiscal year 2020, with early application permitted, and the Company is currently evaluating the effect this ASU will have on its consolidated financial statements.

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

In November 2015 the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes”, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company adopted this ASU, and applied it on a retrospective basis, in the fourth quarter of fiscal year 2016. See Note 11 for the effects of its adoption on the Company’s consolidated financials statements.

In April 2015 the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs related to recognized debt liability to be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. This ASU is effective for the Company in its first quarter of fiscal year 2017 and, upon adoption, should be applied retrospectively. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a material effect on its consolidated financial statements.

In May 2014 the FASB issued ASU 2014-09 “Revenue from Contracts with Customers”, which will supersede nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States. The core principle of this ASU is that revenue should be recognized for the amount of consideration expected to be received for promised goods or services transferred to customers. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, and assets recognized for costs incurred to obtain or fulfill a contract. In August 2015 the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year and allows entities to early adopt, but no earlier than the original effective date. ASU 2014-09 will now be effective for the Company in its first quarter of fiscal year 2019. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. In April 2016 the FASB issued ASU 2016-10 “Identifying Performance Obligations and Licensing” which amends guidance previously issued on these matters in ASU 2014-09. The effective date and transition requirements of ASU 2016-10 are the same as those for ASU 2014-09. The Company is determining the transition method to elect and the potential effects of the adoption of these Updates on its consolidated financial statements.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 30, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its "Internal Control - Integrated Framework" (2013). Management, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, concluded that the Company's internal control over financial reporting was effective as of October 30, 2016.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company's internal control over financial reporting as of October 30, 2016, as stated in their report on page 33 of this Form 10-K.

January 6, 2017

Index
ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information as to Directors required by Item 401, 405 and 407(c)(3)(d)(4) and (d)(5) of Regulation S-K is set forth in the Company's 2017 definitive Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the fiscal year covered by this Form 10-K under the caption "PROPOSAL 1 - ELECTION OF DIRECTORS," "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and in the third paragraph under the caption "MEETINGS AND COMMITTEES OF THE BOARD," and is incorporated in this report by reference. The information as to Executive Officers is included in the Company's 2017 definitive Proxy Statement under the caption "EXECUTIVE OFFICERS" and is incorporated in this report by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or chief financial officer. A copy of the code of ethics may be obtained, free of charge, by writing to the vice president, general counsel of Photronics, Inc. at 15 Secor Road, Brookfield, Connecticut 06804.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K and paragraph (e)(4) and (e)(5) of Item 407 is set forth in the Company's 2017 definitive Proxy Statement under the captions "EXECUTIVE COMPENSATION," "CERTAIN AGREEMENTS", "DIRECTORS' COMPENSATION", "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION," respectively, and is incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth in the Company’s 2017 definitive Proxy Statement under the caption “EQUITY COMPENSATION PLAN INFORMATION”, and is incorporated in this report by reference. The information required by Item 403 of Regulation S-K is set forth in the Company's 2017 definitive Proxy Statement under the caption "OWNERSHIP OF COMMON STOCK BY DIRECTORS, OFFICERS AND CERTAIN BENEFICIAL OWNERS", and is incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 and Item 407(a) of Regulation S-K is set forth in the Company's 2017 definitive Proxy Statement under the captions "MEETINGS AND COMMITTEES OF THE BOARD" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS", respectively, and is incorporated in this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Rule 14a-101 of the Exchange Act is set forth in the Company's 2017 definitive Proxy Statement under the captions "Fees Paid to the Independent Registered Public Accounting Firm" and "AUDIT COMMITTEE REPORT," and is incorporated in this report by reference.

Index
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

		Page No.

1.	Financial Statements: See "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" in Part II, Item 8 of this Form 10-K.	32

2.	Financial Statement Schedules:

	Report of Independent Registered Public Accounting Firm	66

	Schedule II - Valuation and Qualifying Accounts for the years ended October 30, 2016, November 1, 2015 and November 2, 2014	67

	All other schedules are omitted because they are not applicable.

3.	Exhibits	67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Shareholders
Photronics, Inc.
Brookfield, Connecticut

We have audited the consolidated financial statements of Photronics, Inc. and subsidiaries (the "Company") as of October 30, 2016 and November 1, 2015 and for each of the three fiscal years ended October 30, 2016, November 1, 2015, and November 2, 2014, and have issued our report thereon dated January 6, 2017, which contained an unqualified opinion on those consolidated financial statements. The financial statement schedule in Item 15 has been subjected to audit procedures performed in conjunction with the audit of the Company’s consolidated financial statements. The financial statement schedule is the responsibility of the Company's management. Our audit procedures included determining whether the financial statement schedule reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the financial statement schedule. In our opinion, such schedule is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
January 6, 2017

Index
	Schedule II Valuation and Qualifying Accounts for the Years Ended October 30, 2016, November 1, 2015 and November 2, 2014 (in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses		Deductions		Balance at End of Year
Allowance for Doubtful Accounts

Year ended October 30, 2016	$3,301	$642		$(42)	(a)	$3,901
Year ended November 1, 2015	$3,078	$730		$(507)	(a)	$3,301
Year ended November 2, 2014	$3,541	$(740)		$277	(a)	$3,078

Deferred Tax Asset Valuation Allowance

Year ended October 30, 2016	$38,763	$(4,262)	(b)	$(5,186)	(c)	$29,315
Year ended November 1, 2015	$49,548	$(2,364)	(b)	$(8,421)	(c)	$38,763
Year ended November 2, 2014	$56,661	$-		$(7,113)	(c)	$49,548

(a)	Uncollectible accounts written off, net, and impact of foreign currency translation.
(b)	Reversal of valuation allowance.
(c)	Increase in deferred tax liability and utilization of net operating losses.

EXHIBITS INDEX

Exhibit Number	Description
3.1
Certificate of Incorporation as amended July 9, 1986, April 9, 1990, March 16, 1995, November 13, 1997, April 15, 2002 and June 20, 2005 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed January 3, 2014).

3.2	Amended and Restated By-laws of the Company dated as of September 7, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 13, 2016).
4.4
Indenture dated January 22, 2015, by and between the Company and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 28, 2015).

10.1	The Company’s 1992 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-8, File Number 33-47446 which was filed April 24, 1994).+
10.2	Amendment to the Employee Stock Purchase Plan as of March 24, 2004*+
10.3	Amendment to the Employee Stock Purchase Plan as of April 8, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on January 7, 2016).+
10.4	Amendment to the Employee Stock Purchase Plan as of March 28, 2012 (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed September 5, 2012).+
10.5	2016 Equity Incentive Compensation Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed on February 26, 2016)+
10.6	The Company’s 2007 Long-Term Equity Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed on March 3, 2014).+
10.7	Amendment to the 2007 Long Term Equity Incentive Plan as of April 8, 2010. (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed January 7, 2016).+
10.8	Amendment to the 2007 Long Term Equity Incentive Plan as of April 11, 2014 (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed January 6, 2015). +
10.9	2011 Executive Incentive Compensation Plan effective as of November 1, 2010 (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed January 6, 2015).+
10.10
Executive Employment Agreement between the Company and Constantine Macricostas dated May 4, 2015 (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2015). +

Index
10.11
Executive Employment Agreement between the Company and Sean T. Smith dated February 20, 2003 (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed January 6, 2015). +

10.12
Limited Liability Company Operating Agreement of MP Mask Technology Center, LLC (MP Mask) between Micron Technology, Inc. ("Micron") and Photronics, Inc. ("Photronics") dated May 5, 2006 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on January 13, 2012). #

10.13
Contribution and Units Purchase Agreement between Micron, Photronics and MP Mask dated May 5, 2006 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on January 13, 2012). #

10.14
Technology License Agreement among Micron, Photronics and MP Mask dated May 5, 2006 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on January 13, 2012). #

10.15
Photronics to Micron Supply Agreement between Micron and Photronics dated May 5, 2006 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on January 13, 2012). #

10.16
MP Mask to Photronics Supply Agreement between MP Mask and Photronics dated May 5, 2006 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on January 13, 2012). #

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
10.20
Joint Venture Framework Agreement dated November 20, 2013, between the Company and Dai Nippon Printing  Co., Ltd (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K/A filed July 8, 2015). #

10.21
Joint Venture Operating Agreement dated November 20, 2013, between the Company and Dai Nippon Printing Co., Ltd. (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K/A filed July 8, 2015).#

10.22
Outsourcing Agreement dated November 20, 2013, among the Company, Dai Nippon Printing Co., Ltd and Photronics Semiconductor Mask Corporation (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K/A filed July 8, 2015).#

10.23
License Agreement dated November 20, 2013, between the Company and Photronics Semiconductor Mask Corporation (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K/A filed July 8, 2015).#

10.24
License Agreement dated November 20, 2013, between Dai Nippon Printing Co., Ltd and Photronics Semiconductor Mask Corporation (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K/A filed July 8, 2015). #

10.25
Margin Agreement dated November 20, 2013, among the Company, Dai Nippon Printing Co., Ltd and Photronics Semiconductor Mask Corporation (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K/A filed July 8, 2015).#

10.26
Merger Agreement dated January 16, 2014, between Photronics Semiconductor Mask Corporation and DNP Photomask Technology Taiwan Co., Ltd. (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K/A filed July 8, 2015).#

10.27	Executive Employment Agreement between the Company and Soo Hong Jeong dated May 31, 2011 * +
10.28
Executive Employment Agreement between the Company and Christopher J. Progler, Vice President, Chief Technology Officer dated September 10, 2007 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on January 9, 2013).+

10.29
Executive Employment Agreement between the Company and Peter S. Kirlin dated May 4, 2015 (incorporated by reference to Exhibit 10.28 of the Company's Quarterly Report on Form 10-Q filed on September 9, 2015).+

10.30
Executive Employment Agreement between the Company and Richelle E. Burr dated May 21, 2010 (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K filed on January 7, 2016).+

10.31	Form of Amendment to Executive Employment Agreement dated March 16, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2012). +
10.32	Third Amended and Restated Credit Agreement Dated as of December 5, 2013 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on January 3, 2014).
10.33
Amendment No. 1 Dated as of August 22, 2014 to the Third Amended and Restated Credit Agreement Dated as of December 5, 2013 (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on January 6, 2015).

10.34	Second Amended and Restated Security Agreement (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K filed on January 6, 2015).

Index
10.35
Investment Agreement between Xiamen Torch Hi-Tech Industrial Development Zone Management Committee and Photronics Singapore Pte. Ltd. dated August 18, 2016 (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed on September 2, 2016).

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

PHOTRONICS, INC.
(Registrant)

By	/s/ SEAN T. SMITH	January 6, 2017
Sean T. Smith Senior Vice President Chief Financial Officer (Principal Accounting Officer/ Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ PETER S. KIRLIN	January 6, 2017
Peter S. Kirlin Chief Executive Officer Director (Principal Executive Officer)

By	/s/ SEAN T. SMITH	January 6, 2017
Sean T. Smith Senior Vice President Chief Financial Officer (Principal Accounting Officer/ Principal Financial Officer)

By	/s/ CONSTANTINE S. MACRICOSTAS	January 6, 2017
Constantine S. Macricostas Executive Chairman of the Board

By	/s/ WALTER M. FIEDEROWICZ	January 6, 2017
Walter M. Fiederowicz Director

By	/s/ JOSEPH A. FIORITA, JR.	January 6, 2017
Joseph A. Fiorita, Jr. Director

By	/s/ LIANG-CHOO HSIA	January 6, 2017
Liang-Choo Hsia Director

By	/s/ GEORGE MACRICOSTAS	January 6, 2017
George Macricostas Director

By	/s/ MITCHELL G. TYSON	January 6, 2017
Mitchell G. Tyson Director