Form 10-Q
period 2017-01-29
PHOTRONICS INC
filed 2017-03-08
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 29, 2017
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2017
Common Stock, $0.01 par value	68,728,573 Shares

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Photronics, Inc. (“Photronics”, the “Company”, “we”, or “us”). These statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be identified by words like “expect,” “anticipate,” “believe,” “plan,” “project,” “could,” “should,” “would,” “estimate,” “intend,” “may,” “will” and similar expressions, or the negative of such terms, or other comparable terminology. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this quarterly report on Form 10-Q or in other documents filed with the Securities and Exchange Commission in press releases or in the Company’s communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls regarding, among other things, the consummation and benefits of transactions, joint ventures, business combinations, divestitures and acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. Various factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements expressed or implied by forward-looking statements. Factors that might affect forward-looking statements include, but are not limited to, overall economic and business conditions; economic and political conditions in international markets; the demand for the Company’s products; competitive factors in the industries and geographic markets in which the Company competes; the timing of orders received from customers; the gain or loss of significant customers; competition from other manufacturers; changes in accounting standards; federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); changes in the jurisdictional mix of our earnings and changes in tax laws and rates; interest rate and other capital market conditions, including changes in the market price of the Company’s securities; foreign currency exchange rate fluctuations; changes in technology; technology or intellectual property infringement, including cyber-security breaches, and other innovation risks; unsuccessful or unproductive research and development or capital expenditures; the timing, impact, and other uncertainties related to transactions and acquisitions, divestitures, business combinations, and joint ventures as well as decisions the Company may make in the future regarding the Company’s business, capital and organizational structures and other matters; the seasonal and cyclical nature of the semiconductor and flat panel display industries; management changes; changes in laws and government regulation impacting our operations or our products; the occurrence of arbitration, regulatory proceedings, claims or litigation; damage or destruction to the Company’s facilities, or the facilities of its customers or suppliers, by natural disasters, labor strikes, political unrest, or terrorist activity; the ability of the Company to (i) place new equipment in service on a timely basis; (ii) obtain additional financing; (iii) achieve anticipated synergies and cost savings; (iv) fully utilize its tools; (v) achieve desired yields, pricing, product mix, and market acceptance of its products and (vi) obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements, except as otherwise required by securities and other applicable laws.

Index
PHOTRONICS, INC.
AND SUBSIDIARIES

Index
PART I.	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	January 29, 2017	October 30, 2016

ASSETS

Current assets:
Cash and cash equivalents	$329,696	$314,074
Accounts receivable, net of allowance of $3,908 in 2017 and $3,901 in 2016	86,025	92,636
Inventories	23,573	22,081
Other current assets	11,244	12,795

Total current assets	450,538	441,586

Property, plant and equipment, net	496,676	506,434
Intangible assets, net	20,094	19,854
Deferred income taxes	16,067	16,322
Other assets	4,093	3,792

Total assets	$987,468	$987,988

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term borrowings	$5,465	$5,428
Accounts payable	47,435	51,649
Accrued liabilities	22,437	24,240

Total current liabilities	75,337	81,317

Long-term borrowings	60,508	61,860
Other liabilities	20,215	19,337

Total liabilities	156,060	162,514

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 68,333 shares issued and outstanding at January 29, 2017 and 68,080 shares issued and outstanding at October 30, 2016	683	681
Additional paid-in capital	543,117	541,093
Retained earnings	178,206	176,260
Accumulated other comprehensive loss	(9,530)	(7,671)

Total Photronics, Inc. shareholders’ equity	712,476	710,363
Noncontrolling interests	118,932	115,111

Total equity	831,408	825,474

Total liabilities and equity	$987,468	$987,988

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	January 29, 2017	January 31, 2016

Net sales	$109,831	$129,956

Costs and expenses:

Cost of sales	(86,832)	(94,520)

Selling, general and administrative	(10,871)	(12,198)

Research and development	(3,485)	(5,700)

Operating income	8,643	17,538

Other income (expense):
Interest expense	(559)	(1,174)
Interest and other income (expense), net	(1,524)	2,052
Gain on sale of investment	-	8,785

Income before income tax provision	6,560	27,201

Income tax provision	(2,050)	(3,700)

Net income	4,510	23,501

Net income attributable to noncontrolling interests	(2,564)	(2,499)

Net income attributable to Photronics, Inc. shareholders	$1,946	$21,002

Earnings per share:

Basic	$0.03	$0.31

Diluted	$0.03	$0.28

Weighted-average number of common shares outstanding:

Basic	68,176	66,807

Diluted	69,169	79,136

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended
	January 29, 2017	January 31, 2016

Net income	$4,510	$23,501

Other comprehensive income (loss), net of tax of $0:

Foreign currency translation adjustments	(634)	(21,076)

Amortization of cash flow hedge	32	32

Net other comprehensive loss	(602)	(21,044)

Comprehensive income	3,908	2,457

Less: comprehensive (income) loss attributable to noncontrolling interests	(3,821)	1,113

Comprehensive income attributable to Photronics, Inc. shareholders	$87	$3,570

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	January 29, 2017	January 31, 2016

Cash flows from operating activities:
Net income	$4,510	$23,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,965	20,628
Gain on sale of investment	-	(8,785)
Changes in assets and liabilities:
Accounts receivable	6,799	7,175
Inventories	(1,199)	1,655
Other current assets	1,659	3,189
Accounts payable, accrued liabilities, and other	(1,195)	(3,975)

Net cash provided by operating activities	31,539	43,388

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,600)	(21,539)
Acquisition of business	(5,400)	-
Proceeds from sale of investment	-	8,785
Other	(396)	193

Net cash used in investing activities	(15,396)	(12,561)

Cash flows from financing activities:
Repayments of long-term borrowings	(1,343)	(2,437)
Proceeds from share-based arrangements	1,113	2,063
Other	(16)	-

Net cash used in financing activities	(246)	(374)

Effect of exchange rate changes on cash and cash equivalents	(275)	(4,876)

Net increase in cash and cash equivalents	15,622	25,577
Cash and cash equivalents at beginning of period	314,074	205,867

Cash and cash equivalents at end of period	$329,696	$231,444

Supplemental disclosure of non-cash information:

Accrual for property, plant and equipment purchased during the period	$2,029	$5,246

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended January 29, 2017 and January 31, 2016
(unaudited)
(in thousands, except share amounts and per share data)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

Photronics, Inc. and its subsidiaries (“Photronics”, “the Company”, “we”, or “us”) is one of the world’s leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays (“FPDs”), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits (“ICs”) and a variety of FPDs and, to a lesser extent, other types of electrical and optical components. The Company currently operates principally from nine manufacturing facilities, two of which are located in Europe, three in Taiwan, one in Korea, and three in the United States. In August 2016 the Company announced its plan to build a research and development and manufacturing facility in Xiamen, China, with construction commencing in 2017 and production estimated to start in late 2018.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation have been included. The Company is typically impacted during its first fiscal quarter by the North American and European holiday periods, as some customers reduce their effective workdays and orders during these periods. Additionally, the Company can be impacted during its first or second quarter by the Asian New Year holiday period, which may also reduce customer orders. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending October 29, 2017. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 30, 2016.

NOTE 2 - CHANGES IN EQUITY

The following tables set forth the Company’s consolidated changes in equity for the three months ended January 29, 2017 and January 31, 2016:

	Three Months Ended January 29, 2017
	Photronics, Inc. Shareholders
					Accumulated
	Common Stock		Additional		Other	Non-
			Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity

Balance at October 31, 2016	68,080	$681	$541,093	$176,260	$(7,671)	$115,111	$825,474

Net income	-	-	-	1,946	-	2,564	4,510
Other comprehensive loss	-	-	-	-	(1,859)	1,257	(602)
Sale of common stock through employee stock option and purchase plans	175	1	1,087	-	-	-	1,088
Restricted stock awards vesting and expense	78	1	297	-	-	-	298
Share-based compensation expense	-	-	640	-	-	-	640

Balance at January 29, 2017	68,333	$683	$543,117	$178,206	$(9,530)	$118,932	$831,408

Index
	Three Months Ended January 31, 2016
	Photronics, Inc. Shareholders
					Accumulated
	Common Stock		Additional		Other	Non-
			Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity

Balance at November 2, 2015	66,602	$666	$526,402	$130,060	$(10,573)	$115,511	$762,066

Net income	-	-	-	21,002	-	2,499	23,501
Other comprehensive loss	-	-	-	-	(17,432)	(3,612)	(21,044)
Sale of common stock through employee stock option and purchase plans	384	4	2,039	-	-	-	2,043
Restricted stock awards vesting and expense	95	1	250	-	-	-	251
Share-based compensation expense	-	-	646	-	-	-	646

Balance at January 31, 2016	67,081	$671	$529,337	$151,062	$(28,005)	$114,398	$767,463

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or market. Presented below are the components of inventory at the balance sheet dates:

	January 29, 2017	October 30, 2016

Finished goods	$178	$142
Work in process	3,153	2,987
Raw materials	20,242	18,952

	$23,573	$22,081

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	January 29, 2017	October 30, 2016

Land	$7,963	$8,036
Buildings and improvements	121,550	121,873
Machinery and equipment	1,474,314	1,475,755
Leasehold improvements	19,429	19,224
Furniture, fixtures and office equipment	12,770	12,700
Construction in progress	29,984	23,961

	1,666,010	1,661,549
Less accumulated depreciation and amortization	1,169,334	1,155,115

	$496,676	$506,434

Equipment under capital leases are included in above property, plant and equipment as follows:

	January 29, 2017	October 30, 2016

Machinery and equipment	$34,917	$34,917
Less accumulated amortization	11,225	10,352

	$23,692	$24,565

Depreciation and amortization expense for property, plant and equipment was $19.7 million and $19.1 million for the three month periods ended January 29, 2017 and January 31, 2016, respectively.

During the three-month period ended January 29, 2017, the Company acquired a business comprised of manufacturing assets and certain intellectual property, that enables the Company to expand its manufacturing capability, primarily in large area masks for IC, for approximately $5.7 million, including a $0.3 million holdback payable one year from the acquisition date. The transaction was accounted for in accordance with ASC 805 – “Business Combinations”, with substantially all of the purchase price being allocated to long-lived assets that will be depreciated over five years.

During the three month period ended January 29, 2017, the Company entered into a noncash transaction with a customer which resulted in the acquisition of equipment with a fair value of approximately $2.1 million.

Index
NOTE 5 - JOINT VENTURE, TECHNOLOGY LICENSE AND OTHER AGREEMENTS WITH MICRON TECHNOLOGY, INC.

In May 2006 Photronics and Micron Technology, Inc. (“Micron”) entered into the MP Mask joint venture (“MP Mask”), which developed and produced photomasks for leading-edge and advanced next generation semiconductors. At the time of the formation of the joint venture, the Company also entered into an agreement to license photomask technology developed by Micron, as well as, certain supply agreements. In May 2016 the Company sold its investment in MP Mask to Micron for $93.1 million and recorded a gain on the sale of $0.1 million. On that same date a supply agreement commenced between the Company and Micron, which provides that we will be the majority outsourced supplier of Micron’s photomasks and related services. The supply agreement has a one year term, subject to mutually agreeable renewals (presently due to expire in May 2017). In addition, the Company forevermore has the right to use technology under the prior technology license agreement.

This joint venture was a variable interest entity (“VIE”) (as that term is defined in ASC 810) because all costs of the joint venture were passed on to the Company and Micron through purchase agreements they had entered into with the joint venture, and it was dependent upon the Company and Micron for any additional cash requirements. On a quarterly basis the Company reassessed whether its interest in MP Mask gave it a controlling financial interest in this VIE. The purpose of this quarterly reassessment was to identify the primary beneficiary (which is defined in ASC 810 as the entity that consolidates a VIE) of the VIE. As a result of the reassessments in fiscal year 2016, the Company determined that Micron remained the primary beneficiary of the VIE, by virtue of its tie-breaking voting rights within MP Mask’s Board of Managers, thereby having given it the power to direct the activities of MP Mask that most significantly impacted its economic performance, including its decision making authority in the ordinary course of business and its purchasing the majority of products produced by the VIE.

The Company utilized MP Mask for both high-end IC photomask production and research and development purposes. MP Mask charged its variable interest holders based on their actual usage of its facility. MP Mask separately charged for any research and development activities it engaged in at the requests of its owners. The Company recorded cost of sales of $2.2 million during the three month period ended January 31, 2016, and research and development expenses of $0.2 million during the same period. As of January 31, 2016, the Company owed MP Mask $5.6 million, and had a receivable from Micron of $6.9 million, both primarily related to the aforementioned supply agreements.

MP Mask was governed by a Board of Managers, appointed by Micron and the Company. Since MP Mask’s inception, Micron, as a result of its majority ownership, held majority voting power on the Board of Managers. The voting power held by each party was subject to change as ownership interests changed. Under the MP Mask joint venture operating agreement, the Company may have been required to make additional capital contributions to MP Mask up to the maximum amount defined in the operating agreement. However, had the Board of Managers determined that further additional funding was required, MP Mask would have pursued its own financing. If MP Mask was unable to obtain its own financing, it may have requested additional capital contributions from the Company. Had the Company chosen not to make a requested contribution to MP Mask, its ownership percentage may have been reduced.

The Company recorded a loss of $0.1 million from its investment in the three month period ended January 31, 2016. Income or loss from the VIE is included in “Interest and other income (expense), net” in the condensed consolidated statements of income.

Index
NOTE 6 - LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

	January 29, 2017	October 30, 2016

3.25% convertible senior notes due in April 2019	$57,249	$57,221

2.77% capital lease obligation payable through July 2018	8,724	10,067

	65,973	67,288
Less current portion	5,465	5,428

	$60,508	$61,860

In January 2015, the Company privately exchanged $57.5 million in aggregate principal amount of its 3.25% convertible senior notes with a maturity date of April 1, 2016, for new 3.25% convertible senior notes with an aggregate principal amount of $57.5 million with a maturity date of April 1, 2019. The conversion rate of the new notes is the same as that of the exchanged notes, which were issued in March 2011 with a conversion rate of approximately 96 shares of common stock per $1,000 note principal, equivalent to a conversion price of $10.37 per share of common stock, and is subject to adjustment upon the occurrence of certain events, which are described in the indenture dated January 22, 2015. Note holders may convert each $1,000 principal amount of notes at any time prior to the close of business on the second scheduled trading day immediately preceding April 1, 2019, and the Company is not required to redeem the notes prior to their maturity date. Interest on the notes accrues in arrears, and is paid semiannually through the notes’ maturity date.

The Company adopted Accounting Standard Update (“ASU” or “Update”) 2015-03 “Simplifying the Presentation of Debt Issuance Costs” in the first quarter of its 2017 fiscal year. This ASU requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct reduction from that debt liability, consistent with the presentation of a debt discount. We adopted this ASU on a retrospective basis, as a result of which our October 30, 2016, condensed consolidated balance sheet and its related long-term borrowings note have been adjusted, as necessary, to reflect this Update’s adoption. The effect on our October 30, 2016, condensed consolidated balance sheet is presented below.

Line Item	Previously Reported	Change Due to Adoption	Retrospectively Adjusted

Other Assets	$4,071	$(279)	$3,792

Long-term Borrowings	$62,139	$(279)	$61,860

The Company’s credit facility, which expires in December 2018, has a $50 million limit with an expansion capacity to $75 million, and is secured by substantially all of the Company’s assets located in the United States and common stock the Company owns in certain of its foreign subsidiaries. The credit facility precludes the Company from paying cash dividends, and is subject to a minimum interest coverage ratio, total leverage ratio and minimum unrestricted cash balance financial covenants, all of which the Company was in compliance with at January 29, 2017. The Company had no outstanding borrowings against the credit facility at January 29, 2017, and $50 million was available for borrowing. The interest rate on the credit facility (2.03% at January 29, 2017) is based on the Company’s total leverage ratio at LIBOR plus a spread, as defined in the credit facility.

In August 2013 a $26.4 million principal amount, five year capital lease commenced to fund the purchase of a high-end lithography tool. Payments under the capital lease, which bears interest at 2.77%, are $0.5 million per month through July 2018. Under the terms of the lease agreement, the Company must maintain the equipment in good working order, and is subject to a cross default with cross acceleration provision related to certain nonfinancial covenants incorporated in its credit facility. As of January 29, 2017, the total amount payable through the end of the lease term was $8.9 million, of which $8.7 million represented principal and $0.2 million represented interest.

Index
NOTE 7 - SHARE-BASED COMPENSATION

In March 2016, shareholders approved a new equity incentive compensation plan (the “Plan”), under which incentive stock options, non-qualified stock options, stock grants, stock-based awards, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and other stock or cash awards may be granted. Shares to be issued under the Plan may be authorized and unissued shares, issued shares that have been reacquired by the Company (in the open-market or in private transactions), shares that are being held in the treasury, or a combination thereof. The maximum number of shares of common stock approved that may be issued under the Plan is four million shares. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. The Company incurred total share-based compensation expenses of $0.9 million in the three month period ended January 29, 2017 and January 31, 2016, respectively, and the Company received cash from option exercises of $1.0 million and $2.0 million during those respective periods. No share-based compensation cost was capitalized as part of an asset and no related income tax benefits were recorded during the fiscal years presented.

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

The weighted-average inputs and risk-free rate of return ranges used to calculate the grant date fair value of options issued during the three month periods ended January 29, 2017 and January 31, 2016, are presented in the following table.

	Three Months Ended
	January 29, 2017	January 31, 2016

Volatility	32.2%	49.9%

Risk free rate of return	1.9%	1.7%

Dividend yield	0.0%	0.0%

Expected term	5.0 years	5.1 years

Information on outstanding and exercisable option awards as of January 29, 2017, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 29, 2017	3,676,160	$7.97	6.5 years	$13,828

Exercisable at January 29, 2017	2,329,981	$6.53	5.3 years	$12,017

There were 338,750 share options granted during the three month period ended January 29, 2017, with a weighted-average grant date fair value of $3.60 per share, and there were 579,250 share options granted during the three month period ended January 31, 2016, with a weighted-average grant date fair value of $4.66 per share. As of January 29, 2017, the total unrecognized compensation cost related to unvested option awards was approximately $4.8 million. That cost is expected to be recognized over a weighted-average amortization period of 2.6 years.

Index
Restricted Stock

The Company periodically grants restricted stock awards; the fair value of which are determined on the date of grant, based on the Company’s closing stock price. The restrictions on these awards typically lapse over a service period of one to four years. There were 260,000 restricted stock awards issued during the three month period ended January 29, 2017, with a weighted-average grant date fair value of $11.35 per share, and there were 115,225 restricted stock awards issued during the three month period ended January 31, 2016, with a weighted-average grant date fair value of $12.13 per share. As of January 29, 2017, the total compensation cost not yet recognized related to unvested restricted stock awards was approximately $3.5 million. That cost is expected to be recognized over a weighted-average amortization period of 3.6 years. As of January 29, 2017, there were 344,569 shares of restricted stock outstanding.

NOTE 8 - INCOME TAXES

The effective tax rate differs from the U.S. statutory rate of 35% in the three month periods ended January 29, 2017 and January 31, 2016, primarily due to earnings being taxed at lower statutory rates in foreign jurisdictions, combined with the benefit of various investment credits in a foreign jurisdiction. Valuation allowances in jurisdictions with historic losses eliminate the tax benefit of these jurisdictions.

Unrecognized tax benefits related to uncertain tax positions were $4.7 million at January 29, 2017 and $4.6 million at October 31, 2016, all of which, if recognized, would favorably impact the Company’s effective tax rate. Accrued interest and penalties related to unrecognized tax benefits was $0.1 million at January 29, 2017 and October 31, 2016. Although the timing of the expirations of statutes of limitations may be uncertain, as they can be dependent upon the settlement of tax audits, the Company believes that it is reasonably possible that up to $1.4 million of its uncertain tax positions (including accrued interest and penalties, and net of tax benefits) may be resolved over the next twelve months. The resolution of these uncertain tax positions may result from either or both the lapses of statutes of limitations and tax settlements.

PKLT Co. Ltd., the Company’s FPD manufacturing facility in Taiwan, has been accorded a tax holiday, which started in 2012 and expires in 2017. This tax holiday had no dollar or per share effect in the three month periods ended January 29, 2017 and January 31, 2016. Photronics DNP Mask Corporation (“PDMC”), the Company’s IC manufacturing facility in Taiwan, was accorded a tax holiday that commenced in 2015 and expires in 2019. The Company realized $0.1 million in tax benefits from this tax holiday in each of the three month periods ended January 29, 2017 and January 31, 2016. The tax holiday had no per share effect in the three month periods ended January 29, 2017 and January 31, 2016.

NOTE 9 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented below.

	Three Months Ended
	January 29, 2017	January 31, 2016

Net income attributable to Photronics, Inc. shareholders	$1,946	$21,002

Effect of dilutive securities:
Interest expense on convertible notes, net of tax	-	1,071

Earnings for diluted earnings per share	$1,946	$22,073

Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	68,176	66,807
Effect of dilutive securities:
Share-based payment awards	993	1,245
Convertible notes	-	11,084

Potentially dilutive common shares	993	12,329

Weighted-average common shares used for diluted earnings per share	69,169	79,136

Basic earnings per share	$0.03	$0.31
Diluted earnings per share	$0.03	$0.28

Index
The table below shows the outstanding weighted-average share-based payment awards that were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be anti-dilutive.

	Three Months Ended
	January 29, 2017	January 31, 2016

Share-based payment awards	993	668

Total potentially dilutive shares excluded	993	668

NOTE 10 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following tables set forth the changes in the Company’s accumulated other comprehensive income by component (net of tax of $0) for the three month periods ended January 29, 2017 and January 31, 2016.

	Three Months Ended January 29, 2017
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at October 31, 2016	$(6,567)	$(177)	$(927)	$(7,671)
Other comprehensive income (loss) before reclassifications	(614)	-	(20)	(634)
Amounts reclassified from other comprehensive income	-	32	-	32

Net current period other comprehensive income (loss)	(614)	32	(20)	(602)
Less: other comprehensive (income)loss attributable to noncontrolling interests	(1,267)	-	10	(1,257)

Balance at January 29, 2017	$(8,448)	$(145)	$(937)	$(9,530)

	Three Months Ended January 31, 2016
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at November 2, 2015	$(9,634)	$(306)	$(633)	$(10,573)
Other comprehensive income (loss) before reclassifications	(21,115)	-	39	(21,076)
Amounts reclassified from other comprehensive income	-	32	-	32

Net current period other comprehensive income (loss)	(21,115)	32	39	(21,044)
Less: other comprehensive (income) loss attributable to noncontrolling interests	3,631	-	(19)	3,612

Balance at January 31, 2016	$(27,118)	$(274)	$(613)	$(28,005)

Index
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

The Company did not have any assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at January 29, 2017 or October 30, 2016. In connection with the acquisition discussed in Note 4, the Company recorded and measured the assets acquired at fair value.

Fair Value of Other Financial Instruments

The fair values of the Company’s cash and cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying value due to their short-term maturities. The fair value of the Company’s convertible senior notes is a Level 2 measurement, as they were determined using inputs that were either observable market data, or could be derived from or corroborated with observable market data. These inputs included the Company’s stock price and interest rates offered on debt issued by entities with credit ratings similar to that of the Company’s.

The table below presents the fair and carrying values of the Company’s convertible senior notes at January 29, 2017 and October 30, 2016.

	January 29, 2017		October 30, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value

3.25% convertible senior notes due 2019	$73,215	$57,249	$68,230	$57,221

NOTE 12 - COMMITMENTS AND CONTINGENCIES

As of January 29, 2017, the Company had commitments outstanding for capital equipment expenditures of approximately $64 million.

The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material effect on its condensed consolidated financial statements.

NOTE 13 - GAIN ON SALE OF INVESTMENT

The Company had a minority interest in a foreign entity. In the first quarter of fiscal year 2016, the Company sold this investment and recognized a gain of $8.8 million.

NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017 the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04 “Simplifying the Test for Goodwill Impairment”, which eliminates Step 2 of the goodwill impairment test and requires entities to perform their annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. In addition, this ASU eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, in the event the reporting unit fails the qualitative test, to perform Step 2 of the goodwill impairment test. ASU 2017-04 is effective for the Company in its first quarter of its fiscal year 2021, and should be applied on a prospective basis. The impact of this ASU will depend upon the nature of future acquisitions that the Company may make.

In January 2017 the FASB issued ASU 2017-01 “Clarifying the Definition of a Business”, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for the Company in its first quarter of fiscal year 2019, and should be applied on a prospective basis. The impact of this ASU will depend upon the nature of future acquisitions or dispositions that the Company may make.

Index
In November 2016 the FASB issued ASU 2016-18 “Restricted Cash”, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for the Company in its first quarter of fiscal year 2019 and should be applied on a retrospective transition basis. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements.

In October 2016 the FASB issued ASU 2016-16 “Intra-Entity Transfers of Assets Other Than Inventory”, which eliminates the exception of recognizing, at the time of transfer, current and deferred income taxes for intra-entity asset transfers other than inventory. ASU 2016-16 is effective for the Company in its first quarter of fiscal year 2019 and should be applied on a modified retrospective transition basis. Early adoption is permitted as of the beginning of an annual reporting period for which interim or annual financial statements have not been issued or made available for issuance. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements.

In August 2016 the FASB issued ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments”, which addresses eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 is effective for the Company in its first quarter of fiscal year 2019 and should be applied using a retrospective transition approach. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements.

In June 2016 the FASB issued ASU 2016-13 “Measurement of Credit Losses”, the main objective of which is to provide more useful information about expected credit losses on financial instruments and other commitments of an entity to extend credit. In support of this objective, the ASU replaces the incurred loss impairment methodology found in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU requires a cumulative-effect adjustment as of the beginning of the first reporting period in which the guidance is adopted. ASU 2016-13 is effective for the Company in its first quarter of fiscal year 2021, with early adoption permitted beginning in the first quarter of fiscal year 2019. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements.

In March 2016 the FASB issued ASU 2016 – 09 “Improvements to Employee Share-Based Payment Accounting”, which simplifies the accounting for share-based payment transactions including their income tax consequences, classification as either equity or liability awards, classification on the statement of cash flows, and other areas. The method of adoption varies with the different aspects of the Update. ASU 2016-09 is effective for the Company in its first quarter of fiscal year 2018, with early application permitted. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements.

In February 2016 the FASB issued ASU 2016 – 02 “Leases (Topic 842)”, which requires lessees to recognize right-of-use assets and corresponding liabilities for all leases with an initial term in excess of twelve months. ASU 2016-02 is to be adopted using a modified retrospective approach, which includes a number of practical expedients, that requires leases to be measured and recognized under the new guidance at the beginning of the earliest period presented. The ASU is effective for the Company in its first quarter of fiscal year 2020, with early application permitted, and the Company is currently evaluating the effect this ASU will have on its consolidated financial statements.

In January 2016 the FASB issued ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities”, which provides targeted improvements to the recognition, measurement, presentation and disclosure of financial assets and financial liabilities. Specific accounting areas addressed include, equity investments, financial liabilities reported under the fair value option and valuation allowance assessment resulting from unrealized losses on available-for-sale securities. The ASU also changes certain presentation and disclosure requirements for financial instruments. ASU 2016-01 is to be applied by means of a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. This ASU is effective for the Company in its first quarter of fiscal year 2019. Early adoption, with certain exceptions, is not permitted. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements.

In April 2015 the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. The Company adopted this ASU, and applied it on a retrospective basis, in the first quarter of its 2017 fiscal year. See Note 6 for the effects of its adoption on the Company’s October 30, 2016 condensed consolidated balance sheet.

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

Overview

Management’s discussion and analysis (“MD&A”) of the Company’s financial condition, results of operations and outlook should be read in conjunction with its condensed consolidated financial statements and related notes. Various segments of this MD&A contain forward-looking statements, all of which are presented based on current expectations and may be adversely affected by uncertainties and risk factors (presented throughout this filing and in the Company’s Annual Report on Form 10-K for the fiscal 2016 year), that may cause actual results to materially differ from these expectations.

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

In August 2016 the Company announced that it would invest $160 million, in the form of cash and transferred capital, over the next several years to construct an IC research and development and manufacturing facility in Xiamen, China.

Index
Material Changes in Results of Operations
Three Months ended January 29, 2017 and January 31, 2016

The following table represents selected operating information expressed as a percentage of net sales.

	Three Months Ended
	January 29, 2017	January 31, 2016

Net sales	100.0%	100.0%
Cost of sales	(79.1)	(72.7)

Gross margin	20.9	27.3
Selling, general and administrative expenses	(9.9)	(9.4)
Research and development expenses	(3.1)	(4.4)

Operating income	7.9	13.5
Other income (expense), net	(1.9)	0.7
Gain on sale of investment	-	6.7

Income before income tax provision	6.0	20.9
Income tax provision	(1.9)	(2.8)

Net income	4.1	18.1
Net income attributable to noncontrolling interests	(2.3)	(1.9)

Net income attributable to Photronics, Inc. shareholders	1.8%	16.2%

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three months ended January 29, 2017 (Q1-17) and January 31, 2016 (Q1-16) in millions of dollars.

Net Sales

	Three Months Ended
	Q1-17	Q1-16	Percent Change

IC	$86.4	$99.8	(13.4)%
FPD	23.4	30.2	(22.4)%

Total net sales	$109.8	$130.0	(15.5)%

Net sales for Q1-17 decreased 15.5% to $109.8 million as compared with $130.0 million for Q1-16. The decrease was primarily the result of lower high-end sales of both IC and FPD products. Revenues attributable to high-end products decreased by $22.5 million to $42.7 million in Q1-17, as compared with $65.1 million in Q1-16. High-end photomask applications, which typically have higher ASPs, include mask sets for 45 nanometer and below for IC products, and G8 and above and active matrix organic light-emitting diode (AMOLED) display screen technologies for FPD products.

Index
The following table presents changes in net sales from Q1-16 to Q1-17 by geographic area:

		Q1-16 to Q1-17
	Net Sales in Q1-17	Percent Change	Increase (Decrease)

Taiwan	$46.5	(4.8)%	$(2.3)
Korea	30.3	(15.9)%	(5.7)
United States	23.6	(35.8)%	(13.2)
Europe	8.7	9.0%	0.8
Other	0.7	100.3%	0.2

	$109.8	(15.5)%	$(20.2)

Gross Margin

	Three Months Ended
	Q1-17	Q1-16	Percent Change

Gross margin	$23.0	$35.4	(35.1)%
Percentage of net sales	20.9%	27.3%

Gross margin percentage decreased to 20.9% in Q1-17 as compared with 27.3% in Q1-16. This decrease was primarily due to lower demand for both high-end IC and FPD photomasks. The Company operates in a high fixed cost environment and, to the extent that the Company’s revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.

Selling, General and Administrative Expenses

	Three Months Ended
	Q1-17	Q1-16	Percent Change

S,G&A expenses	$10.9	$12.2	(10.9)%
Percentage of net sales	9.9%	9.4%

Selling, general and administrative expenses decreased $1.3 million to $10.9 million in Q1-17 as compared with $12.2 million in Q1-16. This decrease was primarily due to lower compensation costs, intangible assets amortization, and other general and administrative expenses.

Research and Development

	Three Months Ended
	Q1-17	Q1-16	Percent Change

R&D expenses	$3.5	$5.7	(38.9)%
Percentage of net sales	3.1%	4.4%

Research and development expenses consist primarily of global development efforts related to high-end process technologies for advanced sub-wavelength reticle solutions for IC technologies. Research and development expenses decreased to $3.5 million in Q1-17, as compared with $5.7 million in Q1-16, primarily due to decreased activities at advanced nanometer technology nodes for IC photomasks, in both the U.S. and Asia.

Index
Other Income (Expense), net

	Three Months Ended
	Q1-17	Q1-16

Interest and other income (expense), net	$(1.5)	$2.1
Interest expense	(0.6)	(1.2)
Gain on sale of investment	-	8.8

Other income (expense), net	$(2.1)	$9.7

Interest expense decreased in Q1-17 as compared with Q1-16, primarily due to the maturity of $57.5 million of senior convertible notes on April 1, 2016. Interest and other income (expense), net decreased in Q1-17 as compared with Q1-16 primarily due to unfavorable foreign currency transaction results were experienced in Q1-17, while favorable results were experienced in the prior year’s comparable quarter.

In Q1-16 the Company sold a minority interest investment in a foreign entity and recognized a gain of $8.8 million.

Provision for Income Taxes

	Three Months Ended
	Q1-17	Q1-16

Income tax provision	$2.1	$3.7

Effective income tax rate	31.3%	13.6%

The Company’s effective income tax rate is sensitive to the jurisdictional mix of earnings, due in part to the nonrecognition of tax benefits on losses in jurisdictions with valuation allowances. The effective income tax rate increase in Q1-17, as compared with Q1-16, is primarily attributable to a higher percentage of income before income taxes being generated in jurisdictions where the Company recorded income tax provisions which, due to valuation allowances, were not offset by income tax benefits recorded in jurisdictions in which the Company incurred losses before income taxes.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased to $2.6 million in Q1-17 as compared with $2.5 million in Q1-16, primarily as a result of increased net income at the Company’s IC manufacturing facility in Taiwan.

Liquidity and Capital Resources

The Company’s working capital increased to $375.2 million at January 29, 2017, as compared with $360.3 million at October 30, 2016, and cash and cash equivalents increased to $329.7 million at January 29, 2017, as compared with $314.1 million at October 30, 2016. The increases in working capital and cash and cash equivalents are primarily attributable to cash generated from operating activities. Net cash provided by operating activities was $31.5 million for the three months ended January 29, 2017, as compared with $43.4 million for the three months ended January 31, 2016, the decrease being primarily due to reduced net income. Net cash used in investing activities for the three months ended January 29, 2017, was $15.4 million, which was primarily comprised of capital expenditure payments and, to a lesser extent, a payment to acquire a business. Net cash used in financing activities of $0.2 million for the three months ended January 29, 2017, was comprised of repayments of long-term borrowings of $1.3 million, offset by proceeds of $1.1 million received from exercises of employee stock options. The Company may use its available cash for operations, capital expenditures, debt repayments, strategic opportunities, stock repurchases or other corporate uses, any of which may be material.

As of January 29, 2017 and October 30, 2016, the Company’s total cash and cash equivalents include $167.2 million and $141.4 million, respectively, held by its foreign subsidiaries. The majority of earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested. The repatriation of these funds to the U.S. may subject these funds to U.S. federal income taxes and local country withholding tax in certain jurisdictions. The Company’s foreign subsidiaries continue to grow through the reinvestment of earnings in additional manufacturing capacity and capability, particularly in the high-end IC and FPD areas.

Index
The Company’s credit facility, which expires in December 2018, has a $50 million limit with an expansion capacity to $75 million, and is secured by substantially all of the Company’s assets located in the United States and common stock the Company owns in certain of its foreign subsidiaries. The credit facility is subject to a minimum interest coverage ratio, total leverage ratio and minimum unrestricted cash balance financial covenants, all of which the Company was in compliance with at January 29, 2017. The Company had no outstanding borrowings against the credit facility at January 29, 2017, and $50 million was available for borrowing. The interest rate on the credit facility (2.03% at January 29, 2017) is based on the Company’s total leverage ratio at LIBOR plus a spread, as defined in the credit facility.

As of January 29, 2017, the Company had capital equipment commitments outstanding of approximately $64 million. The Company believes that its currently available resources, together with its capacity for growth, and its access to equity and other financing sources, will be sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the next twelve months. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company’s capital requirements exceed cash available from operations, existing cash, and cash available under its credit facility.

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

Off-Balance Sheet Arrangements

In April 2014, the Company acquired a 50.01% controlling interest of PDMC, its IC manufacturing facility located in Taiwan.  Under the PDMC joint venture operating agreement the shareholders of PDMC may be requested to make additional contributions to PDMC. In the event that PDMC requests additional capital from its shareholders, the Company may, in order to maintain a 50.01% ownership interest, be required to make such contributions to PDMC. The PDMC operating agreement limits the amount of contributions that may be requested during both PDMC’s first four years and during any individual year within those first four years. As of January 29, 2017, the Company had not been requested to make any additional capital contributions to PDMC.

The Company leases certain office facilities and equipment under operating leases that may require it to pay taxes, insurance and maintenance expenses related to the properties. Certain of these leases contain renewal or purchase options exercisable at the end of the lease terms.

Business Outlook

A majority of the Company’s revenue growth is expected to continue to come from the Asian region, predominantly in China. In response to this expectation, the Company will commence construction of an IC research and development and manufacturing facility in Xiamen, China, in 2017. Production is anticipated to begin at this facility in late 2018.

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

The Company’s future results of operations and the other forward-looking statements contained in this filing involve a number of risks and uncertainties. While various risks and uncertainties were discussed in Part1, Item 1A in the Company’s Annual Report on Form 10-K for the year ended October 30, 2016, a number of other unforeseen factors could cause actual results to differ materially from the Company’s expectations.

Effect of Recent Accounting Pronouncements

See “Item 1. Condensed Consolidated Financial Statements– Notes to Condensed Consolidated Financial Statements – Note 14 – Recent Accounting Pronouncements” for recent accounting pronouncements that may affect the Company’s financial reporting.

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

Index
The Company’s primary net foreign currency exposures as of January 29, 2017, included the South Korean won, the Japanese yen, the New Taiwan dollar, the Singapore dollar, the British pound and the euro. As of January 29, 2017, a 10% adverse movement in the value of these currencies against the functional currencies of the foreign subsidiaries would have resulted in a net unrealized pre-tax loss of $11.4 million. The Company does not believe that a 10% change in the exchange rates of other non-US dollar currencies would have a material effect on its results of operations or cash flows.

Interest Rate Risk

At January 29, 2017, the Company did not have any variable rate borrowings. A 10% change in interest rates would not have had a material effect on the Company’s consolidated financial position, results of operations, or cash flows in the three month period ended January 29, 2017.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s first quarter of fiscal year 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1A.	RISK FACTORS

There have been no material changes to risks relating to the Company’s business as disclosed in Part 1, Item 1A of the Company’s Form 10-K for the year ended October 30, 2016.

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

Date:  March 8, 2017