Form 10-Q
period 2017-04-30
PHOTRONICS INC
filed 2017-06-08
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017
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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 26, 2017
Common Stock, $0.01 par value	68,872,073 Shares

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Photronics, Inc. (“Photronics”, the “Company”, “we”, “our”, or “us”). These statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be identified by words like “expect,” “anticipate,” “believe,” “plan,” “project,” “could,” “should,” “would,” “estimate,” “intend,” “may,” “will” and similar expressions, or the negative of such terms, or other comparable terminology. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this quarterly report on Form 10-Q or in other documents filed with the Securities and Exchange Commission in press releases or in the Company’s communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls regarding, among other things, the consummation and benefits of transactions, joint ventures, business combinations, divestitures and acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. Various factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements expressed or implied by forward-looking statements. Factors that might affect forward-looking statements include, but are not limited to, overall economic and business conditions; economic and political conditions in international markets; the demand for the Company’s products; competitive factors in the industries and geographic markets in which the Company competes; the timing of orders received from customers; the gain or loss of significant customers; competition from other manufacturers; changes in accounting standards; federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); changes in the jurisdictional mix of our earnings and changes in tax laws and rates; interest rate and other capital market conditions, including changes in the market price of the Company’s securities; foreign currency exchange rate fluctuations; changes in technology; technology or intellectual property infringement, including cyber-security breaches, and other innovation risks; unsuccessful or unproductive research and development or capital expenditures; the timing, impact, and other uncertainties related to transactions and acquisitions, divestitures, business combinations, and joint ventures as well as decisions the Company may make in the future regarding the Company’s business, capital and organizational structures and other matters; the seasonal and cyclical nature of the semiconductor and flat panel display industries; management changes; changes in laws and government regulation impacting our operations or our products; the occurrence of arbitration, regulatory proceedings, claims or litigation; damage or destruction to the Company’s facilities, or the facilities of its customers or suppliers, by natural disasters, labor strikes, political unrest, or terrorist activity; the ability of the Company to (i) place new equipment in service on a timely basis; (ii) obtain additional financing; (iii) achieve anticipated synergies and cost savings; (iv) fully utilize its tools; (v) achieve desired yields, pricing, product mix, and market acceptance of its products or (vi) obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements, except as otherwise required by securities and other applicable laws.

PHOTRONICS, INC.
AND SUBSIDIARIES

Index
PART I.	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	April 30, 2017	October 30, 2016

ASSETS

Current assets:
Cash and cash equivalents	$345,724	$314,074
Accounts receivable, net of allowance of $3,796 in 2017 and $3,901 in 2016	91,150	92,636
Inventories	24,537	22,081
Other current assets	11,044	12,795

Total current assets	472,455	441,586

Property, plant and equipment, net	503,900	506,434
Intangible assets, net	19,152	19,854
Deferred income taxes	16,199	16,322
Other assets	3,865	3,792

Total assets	$1,015,571	$987,988

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term borrowings	$5,503	$5,428
Accounts payable	58,205	51,649
Accrued liabilities	28,260	24,240

Total current liabilities	91,968	81,317

Long-term borrowings	59,147	61,860
Other liabilities	19,702	19,337

Total liabilities	170,817	162,514

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 68,496 shares issued and outstanding at April 30, 2017 and 68,080 shares issued and outstanding at October 30, 2016	685	681
Additional paid-in capital	545,019	541,093
Retained earnings	180,004	176,260
Accumulated other comprehensive income (loss)	4,171	(7,671)

Total Photronics, Inc. shareholders’ equity	729,879	710,363
Noncontrolling interests	114,875	115,111

Total equity	844,754	825,474

Total liabilities and equity	$1,015,571	$987,988

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016

Net sales	$108,297	$122,923	$218,128	$252,879

Costs and expenses:

Cost of sales	(88,140)	(91,636)	(174,973)	(186,156)

Selling, general and administrative	(10,894)	(11,024)	(21,764)	(23,222)

Research and development	(3,726)	(5,447)	(7,212)	(11,148)

Operating income	5,537	14,816	14,179	32,353

Other income (expense):
Interest and other income (expense), net	(3,073)	(2,025)	(4,596)	27
Interest expense	(549)	(964)	(1,108)	(2,138)
Gain on sale of investment	-	-	-	8,785

Income before income tax benefit (provision)	1,915	11,827	8,475	39,027

Income tax benefit (provision)	(431)	2,326	(2,481)	(1,374)

Net income	1,484	14,153	5,994	37,653

Net (income) loss attributable to noncontrolling interests	313	(2,299)	(2,250)	(4,797)

Net income attributable to Photronics, Inc. shareholders	$1,797	$11,854	$3,744	$32,856

Earnings per share:

Basic	$0.03	$0.18	$0.05	$0.49

Diluted	$0.03	$0.16	$0.05	$0.44

Weighted-average number of common shares outstanding:

Basic	68,426	67,372	68,301	67,090

Diluted	69,385	77,516	69,277	78,326

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016

Net income	$1,484	$14,153	$5,994	$37,653

Other comprehensive income, net of tax of $0:

Foreign currency translation adjustments	18,308	23,811	17,675	2,735

Amortization of cash flow hedge	32	32	64	64

Net other comprehensive income	18,340	23,843	17,739	2,799

Comprehensive income	19,824	37,996	23,733	40,452

Less: comprehensive income attributable to noncontrolling interests	4,326	6,983	8,147	5,870

Comprehensive income attributable to Photronics, Inc. shareholders	$15,498	$31,013	$15,586	$34,582

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	April 30, 2017	May 1, 2016

Cash flows from operating activities:
Net income	$5,994	$37,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,378	40,832
Gain on sale of investment	-	(8,785)
Changes in assets and liabilities:
Accounts receivable	4,204	6,499
Inventories	(1,506)	(256)
Other current assets	2,103	3,095
Accounts payable, accrued liabilities, and other	(6,266)	(13,899)

Net cash provided by operating activities	46,907	65,139

Cash flows from investing activities:
Purchases of property, plant and equipment	(14,152)	(34,928)
Acquisition of business	(5,400)	-
Proceeds from sale of investment	167	8,785
Other	(462)	193

Net cash used in investing activities	(19,847)	(25,950)

Cash flows from financing activities:
Repayments of long-term borrowings	(2,695)	(54,951)
Proceeds from share-based arrangements	2,311	3,046
Other	(23)	(19)

Net cash used in financing activities	(407)	(51,924)

Effect of exchange rate changes on cash and cash equivalents	4,997	846

Net increase (decrease) in cash and cash equivalents	31,650	(11,889)
Cash and cash equivalents at beginning of period	314,074	205,867

Cash and cash equivalents at end of period	$345,724	$193,978

Supplemental disclosure of non-cash information:
Accrual for property, plant and equipment purchased during the period	$11,409	$3,297
Subsidiary dividend payable	$8,383	$11,901

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months and Six Months Ended April 30, 2017 and May 1, 2016
(unaudited)
(in thousands, except share amounts and per share data)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

Photronics, Inc. and its subsidiaries (“Photronics”, “the Company”, “we”, “our”, or “us”) is one of the world’s leading manufacturers of photomasks, which are high precision photographic quartz plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays (“FPDs”), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel substrates during the fabrication of integrated circuits (“ICs”) and a variety of FPDs and, to a lesser extent, other types of electrical and optical components. The Company currently operates principally from nine manufacturing facilities, two of which are located in Europe, three in Taiwan, one in Korea, and three in the United States. In May 2017 the Company announced that it had entered into an agreement to form a joint venture that would be based in Xiamen, China. Please refer to Note 15 for additional information.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation have been included. The Company is typically impacted during its first fiscal quarter by the North American and European holiday periods, as some customers reduce their effective workdays and orders during these periods. Additionally, the Company can be impacted during its first or second quarter by the Asian New Year holiday period, which may also reduce customer orders. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending October 29, 2017. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 30, 2016.

NOTE 2 - CHANGES IN EQUITY

The following tables set forth the Company’s consolidated changes in equity for the three and six month periods ended April 30, 2017 and May 1, 2016:

	Three Months Ended April 30, 2017
	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

Balance at January 30, 2017	68,333	$683	$543,116	$178,207	$(9,530)	$118,932	$831,408

Net income (loss)	-	-	-	1,797	-	(313)	1,484
Other comprehensive income	-	-	-	-	13,701	4,639	18,340
Sale of common stock through employee stock option and purchase plans	148	2	982	-	-	-	984
Restricted stock awards vesting and expense	15	-	431	-	-	-	431
Share-based compensation expense	-	-	490	-	-	-	490
Subsidiary dividend payable	-	-	-	-	-	(8,383)	(8,383)

Balance at April 30, 2017	68,496	$685	$545,019	$180,004	$4,171	$114,875	$844,754

Index
	Three Months Ended May 1, 2016
	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity

Balance at February 1, 2016	67,081	$671	$529,337	$151,062	$(28,005)	$114,398	$767,463

Net income	-	-	-	11,854	-	2,299	14,153
Other comprehensive income	-	-	-	-	19,159	4,684	23,843
Sale of common stock through employee stock option and purchase plans	130	1	799	-	-	-	800
Restricted stock awards vesting and expense	15	-	313	-	-	-	313
Share-based compensation expense	-	-	663	-	-	-	663
Conversion of debt to common stock	717	7	7,431	-	-	-	7,438
Repurchase of common stock of subsidiary	-	-	(8)	-	-	8	-
Subsidiary dividend payable	-	-	-	-	-	(11,901)	(11,901)

Balance at May 1, 2016	67,943	$679	$538,535	$162,916	$(8,846)	$109,488	$802,772

	Six Months Ended April 30, 2017
	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

Balance at October 31, 2016	68,080	$681	$541,093	$176,260	$(7,671)	$115,111	$825,474

Net income	-	-	-	3,744	-	2,250	5,994
Other comprehensive income	-	-	-	-	11,842	5,897	17,739
Sale of common stock through employee stock option and purchase plans	323	3	2,068	-	-	-	2,071
Restricted stock awards vesting and expense	93	1	728	-	-	-	729
Share-based compensation expense	-	-	1,130	-	-	-	1,130
Subsidiary dividend payable	-	-	-	-	-	(8,383)	(8,383)

Balance at April 30, 2017	68,496	$685	$545,019	$180,004	$4,171	$114,875	$844,754

Index
	Six Months Ended May 1, 2016
	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity

Balance at November 2, 2015	66,602	$666	$526,401	$130,060	$(10,572)	$115,511	$762,066

Net income	-	-	-	32,856	-	4,797	37,653
Other comprehensive income	-	-	-	-	1,726	1,073	2,799
Sale of common stock through employee stock option and purchase plans	514	5	2,839	-	-	-	2,844
Restricted stock awards vesting and expense	110	1	563	-	-	-	564
Share-based compensation expense	-	-	1,309	-	-	-	1,309
Conversion of debt to common stock	717	7	7,431	-	-	-	7,438
Repurchase of common stock of subsidiary	-	-	(8)	-	-	8	-
Subsidiary dividend payable	-	-	-	-	-	(11,901)	(11,901)

Balance at May 1, 2016	67,943	$679	$538,535	$162,916	$(8,846)	$109,488	$802,772

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or market. Presented below are the components of inventory at the balance sheet dates:

	April 30, 2017	October 30, 2016

Finished goods	$74	$142
Work in process	3,692	2,987
Raw materials	20,771	18,952

	$24,537	$22,081

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	April 30, 2017	October 30, 2016

Land	$9,732	$8,036
Buildings and improvements	123,194	121,873
Machinery and equipment	1,514,409	1,475,755
Leasehold improvements	20,106	19,224
Furniture, fixtures and office equipment	13,045	12,700
Construction in progress	35,443	23,961

	1,715,929	1,661,549
Less accumulated depreciation and amortization	1,212,029	1,155,115

	$503,900	$506,434

Index
Equipment under capital leases are included in above property, plant and equipment as follows:

	April 30, 2017	October 30, 2016

Machinery and equipment	$34,917	$34,917
Less accumulated amortization	12,098	10,352

	$22,819	$24,565

Depreciation and amortization expense for property, plant and equipment was $20.1 million and $39.8 million for the three and six month periods ended April 30, 2017, respectively, and $18.9 million and $38.0 million for the three and six month periods ended May 1, 2016, respectively.

During the three month period ended January 29, 2017, the Company acquired a business comprised of manufacturing assets and certain intellectual property, that enables the Company to expand its manufacturing capability, primarily in large area masks for IC, for approximately $5.7 million, including a $0.3 million holdback payable one year from the acquisition date. The transaction was accounted for in accordance with ASC 805, “Business Combinations”, with substantially all of the purchase price being allocated to long-lived assets that will be depreciated over five years.

During the three month period ended January 29, 2017, the Company entered into a noncash transaction with a customer which resulted in the acquisition of equipment with a fair value of approximately $2.8 million and $5.0 million in the three and six month periods ended April 30, 2017, respectively.

NOTE 5 - JOINT VENTURE, TECHNOLOGY LICENSE AND OTHER AGREEMENTS WITH MICRON TECHNOLOGY, INC.

In May 2006 Photronics and Micron Technology, Inc. (“Micron”) entered into the MP Mask joint venture (“MP Mask”), which developed and produced photomasks for leading-edge and advanced next generation semiconductors. At the time of the formation of the joint venture, the Company also entered into an agreement to license photomask technology developed by Micron, as well as, certain supply agreements. In May 2016 the Company sold its investment in MP Mask to Micron for $93.1 million and recorded a gain on the sale of $0.1 million. On that same date a supply agreement commenced between the Company and Micron, which provided that we would be the majority outsourced supplier of Micron’s photomasks and related services. The supply agreement had a one year term and expired in May 2017. In addition, the Company forevermore has the right to use technology under the prior technology license agreement.

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

The Company recorded a loss of $0.1 million related to its investment in the six month period ended May 1, 2016. Income or loss from the VIE is included in “Interest and other income (expense), net” in the condensed consolidated statements of income.

Index
NOTE 6 - LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

	April 30, 2017	October 30, 2016

3.25% convertible senior notes due in April 2019	$57,279	$57,221

2.77% capital lease obligation payable through July 2018	7,371	10,067
	64,650	67,288
Less current portion	5,503	5,428

	$59,147	$61,860

The Company’s credit facility, which expires in December 2018, has a $50 million limit with an expansion capacity to $75 million, and is secured by substantially all of the Company’s assets located in the United States and common stock the Company owns in certain of its foreign subsidiaries. The credit facility stipulates that we may not pay cash dividends on Photronics, Inc. stock, and is subject to a minimum interest coverage ratio, total leverage ratio and minimum unrestricted cash balance financial covenants, all of which the Company was in compliance with at April 30, 2017. The Company had no outstanding borrowings against the credit facility at April 30, 2017, and $50 million was available for borrowing. The interest rate on the credit facility (2.24% at April 30, 2017) is based on the Company’s total leverage ratio at LIBOR plus a spread, as defined in the credit facility. In May 2017 the credit facility was amended to add certain covenants for our new joint venture in China and other potential investments. See Note 15 for additional discussion of our new joint venture in China.

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

In August 2013 a $26.4 million principal amount, five year capital lease commenced to fund the purchase of a high-end lithography tool. Payments under the capital lease, which bears interest at 2.77%, are $0.5 million per month through July 2018. Under the terms of the lease agreement, the Company must maintain the equipment in good working order, and is subject to a cross default with cross acceleration provision related to certain nonfinancial covenants incorporated in its credit facility. As of April 30, 2017, the total amount payable through the end of the lease term was $7.5 million, of which $7.4 million represented principal and $0.1 million represented interest.

Index
NOTE 7 - SHARE-BASED COMPENSATION

In March 2016, shareholders approved a new equity incentive compensation plan (the “Plan”), under which incentive stock options, non-qualified stock options, stock grants, stock-based awards, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and other stock or cash awards may be granted. Shares to be issued under the Plan may be authorized and unissued shares, issued shares that have been reacquired by the Company (in the open-market or in private transactions), shares that are being held in the treasury, or a combination thereof. The maximum number of shares of common stock approved that may be issued under the Plan is four million shares. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of the Company or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. Total share-based compensation costs for the three and six month periods ended April 30, 2017, were $0.9 million and $1.9 million, respectively, and $1.0 million and $1.9 million for the three and six month periods ended May 1, 2016, respectively. The Company received cash from option exercises of $1.0 million and $2.1 million for the three and six month periods ended April 30, 2017, respectively, and $0.9 million and $2.8 million for the three and six month periods ended May 1, 2016, respectively. No share-based compensation cost was capitalized as part of an asset and no related income tax benefits were recorded during the periods presented.

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

The weighted-average inputs and risk-free rate of return ranges used to calculate the grant date fair value of options issued during the three and six month periods ended April 30, 2017 and May 1, 2016, are presented in the following table.

	Three Months Ended		Six Months Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016

Volatility	31.6%	39.8%	32.2%	49.5%

Risk free rate of return	2.0%	1.4%	1.9-2.0%	1.4-1.7%

Dividend yield	0.0%	0.0%	0.0%	0.0%

Expected term	5.0 years	5.1 years	5.0 years	5.1 years

Information on outstanding and exercisable option awards as of April 30, 2017, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at April 30, 2017	3,458,835	$7.96	6.3 years	$12,572

Exercisable at April 30, 2017	2,176,719	$6.49	5.0 years	$10,997

There were 10,000 share options granted during the three month period ended April 30, 2017, with a grant date fair value of $3.35 per share and 23,000 share options granted during the three month period ended May 1, 2016, with a weighted-average grant date fair value of $3.74 per share. There were 348,750 share options granted during the six month period ended April 30, 2017, with a weighted-average grant date fair value of $3.59 per share and 602,250 share options granted during the six month period ended May 1, 2016, with a weighted-average grant date fair value of $4.63 per share. As of April 30, 2017, the total unrecognized compensation cost related to unvested option awards was approximately $4.2 million. That cost is expected to be recognized over a weighted-average amortization period of 2.5 years.

Index
Restricted Stock

The fair value of restricted stock awards is based on the Company’s closing stock price on the date of grant. The restrictions on these awards typically lapse over a service period of less-than-one to four years. There were 25,000 restricted stock awards granted during the three month period ended April 30, 2017, with a grant date fair value of $10.75, and 285,000 restricted stock awards granted during the six month period ended April 30, 2017, with a weighted-average grant date fair value of $11.30 per share. No restricted stock awards were granted during the three month period ended May 1, 2016 and 115,225 restricted stock awards were granted during the six month period ended May 1, 2016, with a weighted-average grant date fair value of $12.13 per share. As of April 30, 2017, the total compensation cost not yet recognized related to unvested restricted stock awards was approximately $3.3 million. That cost is expected to be recognized over a weighted-average amortization period of 3.0 years. As of April 30, 2017, there were 344,094 shares of restricted stock outstanding.

NOTE 8 - INCOME TAXES

The effective tax rate differs from the U.S. statutory rate of 35% in the three and six month periods ended April 30, 2017 and May 1, 2016, primarily due to earnings being taxed at lower statutory rates in foreign jurisdictions, combined with the benefit of various investment credits in a foreign jurisdiction. Valuation allowances in jurisdictions with historic losses eliminate the tax benefit of these jurisdictions.

As of May 1, 2016, the Company determined that deferred tax assets of $2.5 million, whose realization was previously not considered to be more likely than not, are realizable and, therefore, reduced their related valuation allowance. During the three month period ended May 1, 2016, the Company realized a $2.4 million benefit, which resulted from the reversal of a previously recorded undistributed earnings tax liability in a foreign jurisdiction. As a result of a shareholder action to approve a dividend in this jurisdiction, the Company determined that it is no longer liable for this tax. In addition, during April 2016, $0.7 million of withholding tax was incurred upon the completion of a foreign subsidiary’s share redemption.

Unrecognized tax benefits related to uncertain tax positions were $4.2 million at April 30, 2017 and $4.6 million at October 30, 2016, all of which, if recognized, would favorably impact the Company’s effective tax rate. Accrued interest and penalties related to unrecognized tax benefits was $0.1 million at April 30, 2017 and October 30, 2016. In the six month period ended April 30, 2017, the net reduction of unrecognized tax benefit reflects the resolution of tax issues with the foreign tax authorities including the recognition of $0.5 million in previously unrecognized tax benefits. Although the timing of the expirations of statutes of limitations may be uncertain, as they can be dependent upon the settlement of tax audits, the Company believes that it is reasonably possible that up to $0.8 million of its uncertain tax positions (including accrued interest and penalties, and net of tax benefits) may be resolved over the next twelve months. The resolution of these uncertain tax positions may result from either or both the lapses of statutes of limitations and tax settlements.

PKLT Co. Ltd., the Company’s FPD manufacturing facility in Taiwan, has been accorded a tax holiday, which started in 2012 and expires in 2017. This tax holiday had no dollar or per share effect in the three or six month periods ended April 30, 2017 and May 1, 2016. Photronics DNP Mask Corporation (“PDMC”), the Company’s IC manufacturing facility in Taiwan, was accorded a tax holiday that commenced in 2015 and expires in 2019. The Company realized $0.1 million in tax benefits from this tax holiday in each of the three month periods ended April 30, 2017 and May 1, 2016, and $0.2 million in the six month periods ended April 30, 2017 and May 1, 2016. This tax holiday had no per share effect in the three and six month periods ended April 30, 2017 and May 1, 2016.

Index
NOTE 9 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented below.

	Three Months Ended		Six Months Ended
	April 30, 2017	May 1, 2016	April 30 2017	May 1, 2016

Net income attributable to Photronics, Inc. shareholders	$1,797	$11,854	$3,744	$32,856

Effect of dilutive securities:
Interest expense on convertible notes, net of tax	-	875	-	1,946

Earnings for diluted earnings per share	$1,797	$12,729	$3,744	$34,802

Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	68,426	67,372	68,301	67,090
Effect of dilutive securities:
Share-based payment awards	959	948	976	1,096
Convertible notes	-	9,196	-	10,140

Potentially dilutive common shares	959	10,144	976	11,236

Weighted-average common shares used for diluted earnings per share	69,385	77,516	69,277	78,326

Basic earnings per share	$0.03	$0.18	$0.05	$0.49
Diluted earnings per share	$0.03	$0.16	$0.05	$0.44

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

	Three Months Ended		Six Months Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016

Convertible notes	5,542	-	5,542	-
Share-based payment awards	1,082	2,160	1,038	1,414

Total potentially dilutive shares excluded	6,624	2,160	6,580	1,414

Index
NOTE 10 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following tables set forth the changes in the Company’s accumulated other comprehensive income by component (net of tax of $0) for the three and six month periods ended April 30, 2017 and May 1, 2016.

	Three Months Ended April 30, 2017
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at January 30, 2017	$(8,448)	$(145)	$(937)	$(9,530)
Other comprehensive income (loss) before reclassifications	18,382	-	(74)	18,308
Amounts reclassified from accumulated other comprehensive income	-	32	-	32

Net current period other comprehensive income (loss)	18,382	32	(74)	18,340
Less: other comprehensive (income) loss attributable to noncontrolling interests	(4,676)	-	37	(4,639)

Balance at April 30, 2017	$5,258	$(113)	$(974)	$4,171

	Three Months Ended May 1, 2016
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at February 1, 2016	$(27,118)	$(274)	$(613)	$(28,005)
Other comprehensive income (loss) before reclassifications	23,861	-	(50)	23,811
Amounts reclassified from accumulated other comprehensive income	-	32	-	32

Net current period other comprehensive income (loss)	23,861	32	(50)	23,843
Less: other comprehensive (income) loss attributable to noncontrolling interests	(4,709)	-	25	(4,684)

Balance at May 1, 2016	$(7,966)	$(242)	$(638)	$(8,846)

	Six Months Ended April 30, 2017
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at October 31, 2016	$(6,567)	$(177)	$(927)	$(7,671)
Other comprehensive income (loss) before reclassifications	17,768	-	(93)	17,675
Amounts reclassified from accumulated other comprehensive income	-	64	-	64

Net current period other comprehensive income (loss)	17,768	64	(93)	17,739
Less: other comprehensive (income)loss attributable to noncontrolling interests	(5,943)	-	46	(5,897)

Balance at April 30, 2017	$5,258	$(113)	$(974)	$4,171

Index
	Six Months Ended May 1, 2016
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at November 2, 2015	$(9,634)	$(306)	$(633)	$(10,573)
Other comprehensive income (loss) before reclassifications	2,746	-	(11)	2,735
Amounts reclassified from accumulated other comprehensive income	-	64	-	64

Net current period other comprehensive income (loss)	2,746	64	(11)	2,799
Less: other comprehensive (income) loss attributable to noncontrolling interests	(1,078)	-	6	(1,072)

Balance at May 1, 2016	$(7,966)	$(242)	$(638)	$(8,846)

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

The Company did not have any assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at April 30, 2017 or October 30, 2016. In connection with the acquisition discussed in Note 4, the Company recorded and measured the assets acquired at fair value.

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

The table below presents the fair and carrying values of the Company’s convertible senior notes at April 30, 2017 and October 30, 2016.

	April 30, 2017		October 30, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value

3.25% convertible senior notes due 2019	$72,663	$57,279	$68,230	$57,221

NOTE 12 - COMMITMENTS AND CONTINGENCIES

As of April 30, 2017, the Company had commitments outstanding for capital equipment expenditures of approximately $62 million.

The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material effect on its condensed consolidated financial statements.

Index
NOTE 13 - SUBSIDIARY DIVIDEND

In April 2017 PDMC, the Company’s majority owned IC subsidiary in Taiwan, declared a dividend of which 49.99%, or approximately $8.4 million, is expected to be paid to the third party that owns a noncontrolling interest in PDMC.

NOTE 14 - GAIN ON SALE OF INVESTMENT

The Company had a minority interest in a foreign entity. In the first quarter of fiscal year 2016, the Company sold this investment and recognized a gain of $8.8 million.

NOTE 15 - FORMATION OF PDMCX JOINT VENTURE

In May 2017 the Company announced that it had entered into an agreement with Dai Nippon Printing Co., Ltd. (DNP) to form a joint venture to serve semiconductor manufacturers in China. Under the agreement, PDMC will own 50.01% of the joint venture, which will be named Photronics DNP Mask Corporation Xiamen (PDMCX), and a subsidiary of DNP will own the remaining 49.99%. The financial results of the joint venture will be included in Photronics’ consolidated financial statements.

Our previously announced IC investment in China of $160 million will be based in Xiamen, China. Construction of the facility is currently underway, and production is anticipated to commence by the end of 2018. Photronics and DNP will contribute cash, in proportion to their ownership percentages, over five years to fund the equity portion of the investment. The joint venture, itself, may also fund a portion of the investment with local borrowings. The formation of the joint venture, which is subject to regulatory approvals and customary closing conditions, is expected to be completed by the end of the Company’s fiscal year 2017.

NOTE 16 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Index
In March 2016 the FASB issued ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting”, which simplifies the accounting for share-based payment transactions including their income tax consequences, classification as either equity or liability awards, classification on the statement of cash flows, and other areas. The method of adoption varies with the different aspects of the Update. ASU 2016-09 is effective for the Company in its first quarter of fiscal year 2018, with early application permitted. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements.

In February 2016 the FASB issued ASU 2016-02 “Leases (Topic 842)”, which requires lessees to recognize right-of-use assets and corresponding liabilities for all leases with an initial term in excess of twelve months. ASU 2016-02 is to be adopted using a modified retrospective approach, which includes a number of practical expedients, that requires leases to be measured and recognized under the new guidance at the beginning of the earliest period presented. The ASU is effective for the Company in its first quarter of fiscal year 2020, with early application permitted, and the Company is currently evaluating the effect this ASU will have on its consolidated financial statements.

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

In April 2015 the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. The Company adopted this ASU, and applied it on a retrospective basis, in the first quarter of its 2017 fiscal year. See Note 6 for the effects of its adoption on the Company’s October 30, 2016, condensed consolidated balance sheet.

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

In May 2017 the Company announced that it had entered into an agreement to form a joint venture that would be based in Xiamen, China. Please refer to Note 15 of the condensed consolidated financial statements for additional information.

Index
Material Changes in Results of Operations
Three and Six Months ended April 30, 2017 and May 1, 2016

The following table represents selected operating information expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(81.4)	(74.5)	(80.2)	(73.6)

Gross margin	18.6	25.5	19.8	26.4
Selling, general and administrative expenses	(10.1)	(9.0)	(10.0)	(9.2)
Research and development expenses	(3.4)	(4.4)	(3.3)	(4.4)

Operating income	5.1	12.1	6.5	12.8
Other income (expense), net	(3.3)	(2.5)	(2.6)	(0.8)
Gain on sale of investment	-	-	-	3.4

Income before income tax benefit (provision)	1.8	9.6	3.9	15.4
Income tax benefit (provision)	(0.4)	1.9	(1.2)	(0.5)

Net income	1.4	11.5	2.7	14.9
Net (income) loss attributable to noncontrolling interests	0.3	(1.9)	(1.0)	(1.9)

Net income attributable to Photronics, Inc. shareholders	1.7%	9.6%	1.7%	13.0%

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three months ended April 30, 2017 (Q2-17) and May 1, 2016 (Q2-16) and for the six months ended April 30, 2017 (YTD-17) and May 1, 2016 (YTD-16), in millions of dollars.

Net Sales

	Three Months Ended			Six Months Ended
	Q2-17	Q2-16	Percent Change	YTD-17	YTD-16	Percent Change

IC	$82.6	$90.9	(9.1)%	$169.0	$190.6	(11.3)%
FPD	25.7	32.0	(19.9)%	49.1	62.3	(21.1)%

Total net sales	$108.3	$122.9	(11.9)%	$218.1	$252.9	(13.7)%

Net sales for Q2-17 decreased 11.9% to $108.3 million as compared with $122.9 million for Q2-16. The decrease was primarily the result of lower demand for high-end products for both IC and FPD photomasks. Revenues attributable to high-end products decreased by $19.4 million to $38.7 million in Q2-17, as compared with $58.1 million in Q2-16. Net sales for YTD-17 decreased to $218.1 million as compared with $252.9 million for YTD-16. This decrease was also the result of weakened demand for both high-end IC and FPD photomasks which, combined, decreased by $41.8 million to $81.4 million in YTD-17 as compared with $123.2 million in YTD-16. High-end photomask applications include mask sets for 45 nanometer and below for IC products, and G8 and above and active matrix organic light-emitting diode (AMOLED) display screen technologies for FPD products.

We saw improving demand across the business during the quarter, and believe these positive trends will continue as we move into the second half of the year. Looking ahead, for IC photomasks, we believe growth in high-end memory products will be driven by increased foundry demand. We expect a shift in our 28 nanometer logic business, as our largest IC customer has obtained approval from the Taiwanese government to commence 28 nanometer node production in China. This customer will be the first volume producer of the High-K metal gate version of 28 nanometer IC in China. As a result, we should see improved high-end logic photomask sales. However, it is difficult to predict with certainty when we will benefit from these developments.

Index
FPD sales increased during Q2-17 and both of our FPD facilities were near full capacity at the end of the quarter. We anticipate that we will continue to operate at or near full capacity over the next several quarters, even as we install and qualify two new writing tools at our FPD facilities. We believe the continuing transition to AMOLED displays for smartphones will be a major driver of this activity.

The Company’s quarterly revenues can be affected by the seasonal purchasing of its customers. Demand for the Company’s products is typically negatively impacted during the first six months of its fiscal year by the North American, European and Asian holiday periods, as some customers reduce their effective workdays and orders during this period.

The following table presents changes in net sales from Q2-16 to Q2-17 and YTD-16 to YTD-17 by geographic area:

		Q2-16 to Q2-17			YTD-16 to YTD-17
	Net Sales in Q2-17	Percent Change	Increase (Decrease)	Net Sales in YTD-17	Percent Change	Increase (Decrease)

Taiwan	$42.3	(9.5)%	$(4.4)	$88.7	(7.1)%	$(6.7)
Korea	30.9	(13.1)%	(4.6)	61.2	(14.5)%	(10.4)
United States	25.9	(17.8)%	(5.6)	49.6	(27.5)%	(18.9)
Europe	8.7	1.5%	0.1	17.4	5.5%	0.9
Other	0.5	(13.2)%	(0.1)	1.2	29.3%	0.3
	$108.3	(11.9)%	$(14.6)	$218.1	(13.7)%	$(34.8)

Gross Margin

	Three Months Ended			Six Months Ended
	Q2-17	Q2-16	Percent Change	YTD-17	YTD-16	Percent Change

Gross margin	$20.2	$31.3	(35.6)%	$43.2%	$66.7	(35.3)%
Percentage of net sales	18.6%	25.5%		19.8%	26.4%

Gross margin percentage decreased to 18.6% in Q2-17 from 25.5% in Q2-16, and to 19.8% in YTD-17 from 26.4% YTD-16. Both of the decreases resulted from the declines in overall sales and sales of high-end products, as a percent of total sales, in the current year periods from their comparative prior year periods. The Company operates in a high fixed cost environment and, to the extent that the Company’s revenues and utilization increase or decrease, gross margin will generally be positively or negatively impacted.

Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended
	Q2-17	Q2-16	Percent Change	YTD-17	YTD-16	Percent Change

Selling, general and administrative expenses	$10.9	$11.0	(1.2)%	$21.8	$23.2	(6.3)%
Percentage of net sales	10.1%	9.0%		10.0%	9.2%

Selling, general and administrative expenses did not change significantly in Q2-17 as compared to Q2-16. Year to date, selling, general and administrative expenses decreased 6.3% compared to the prior period, primarily due to lower compensation expenses and professional and other service charges.

Index
Research and Development

	Three Months Ended			Six Months Ended
	Q2-17	Q2-16	Percent Change	YTD-17	YTD-16	Percent Change

Research and development	$3.7	$5.4	(31.6)%	$7.2	$11.1	(35.3)%
Percentage of net sales	3.4%	4.4%		3.3%	4.4%

Research and development expenses consist primarily of global development efforts related to high-end process technologies for advanced sub-wavelength reticle solutions for IC technologies. Research and development expenses decreased by $1.7 million to $3.7 million in Q2-17, as compared with $5.4 million in Q2-16. YTD-17 research and development expenses decreased by $3.9 million to $7.2 million, as compared with $11.1 million in YTD-16. These decreases were primarily the result of fewer activities at advanced nanometer technology nodes for IC photomasks, in both the U.S. and Asia.

Other Income (Expense), net

	Three Months Ended		Six Months Ended
	Q2-17	Q2-16	YTD-17	YTD-16

Interest and other income (expense), net	$(3.1)	$(2.0)	$(4.6)	$-
Interest expense	(0.5)	(1.0)	(1.1)	(2.1)
Gain on sale of investment	-	-	-	8.8
Other income (expense), net	$(3.6)	$(3.0)	$(5.7)	$6.7

Interest and other income (expense), net decreased in Q2-17, as compared with Q2-16, by $1.1 million and decreased $4.6 million in YTD-17, as compared with YTD-16, as a result of increased unfavorable foreign currency transaction results.

Interest expense decreased by $0.5 million in Q2-17, as compared with Q2-16, and by $1.0 million in YTD-17, as compared with YTD-16, primarily as a result of the impact of the 3.25% convertible debt that matured on April 1, 2016.

In January 2016 the Company sold a minority interest investment in a foreign entity and recognized a gain of $8.8 million.

Income Tax Benefit (Provision)

	Three Months Ended		Six Months Ended
	Q2-17	Q2-16	YTD-17	YTD-16

Income tax benefit (provision)	$(0.4)	$2.3	$(2.5)	$(1.4)
Effective income tax rate	22.5%	(19.7)%	29.3%	3.5%

The Company’s effective income tax rate is sensitive to the jurisdictional mix of earnings, due in part to the non-recognition of tax benefits on losses in jurisdictions with valuation allowances.

The effective income tax rate increased in Q2-17 and YTD-17, as compared with Q2-16 and YTD-16, primarily as a result of the following factors: the recognition in Q2-16 and FY-16 of $2.5 million of previously unrecognized deferred tax assets, which resulted from the improved performance of the Company’s FPD operations; the reversal of previously recognized tax expense of $2.4 million that was eliminated by a distribution of the FY-15 earnings of a foreign subsidiary to its foreign parent; a higher percentage of income before income taxes, including the $8.8 million gain on the sale of investment in Q1-16, generated in jurisdictions where the company previously incurred losses that, due to valuation allowances, did not result in the Company recognizing expense. These positive factors were offset in part by the accrual of $0.7 million of withholding taxes related to a foreign subsidiary’s share redemption in a foreign jurisdiction. As of each reporting date, the Company considers new evidence, both positive and negative, that could impact management’s view with regards to the future realizations of deferred tax assets.

Index
Net (Income) Loss Attributable to Noncontrolling Interests

Net (income) loss attributable to noncontrolling interests decreased $2.6 million to $0.3 million in Q2-17, as compared with $(2.3) million in Q2-16, and decreased by $2.5 million to $(2.3) million in YTD-17, as compared with $(4.8) million in YTD-16, as a result of decreased net income of the Company’s IC manufacturing facility in Taiwan.

Liquidity and Capital Resources

The Company’s working capital increased to $380.5 million at April 30, 2017, as compared with $360.3 million at October 30, 2016. Cash and cash equivalents increased to $345.7 million at April 30, 2017, as compared with $314.1 million at October 30, 2016. Both of these increases were primarily due to cash generated from operating activities. Net cash provided by operating activities was $46.9 million for the six month period ended April 30, 2017, as compared with $65.1 million for the six month period ended May 1, 2016, with the decrease being primarily due to decreased net income. Net cash used in investing activities for the six month period ended April 30, 2017, was $19.8 million, which was comprised primarily of capital expenditure payments and, to a lesser extent, a payment to acquire a business. Net cash used in financing activities of $0.4 million for the six month period ended April 30, 2017, was comprised of repayments of long-term borrowings of $2.7 million, partially offset by proceeds of $2.3 million received from exercises of employee stock options. The Company may use its available cash for operations, capital expenditures, debt repayments, strategic opportunities, stock repurchases or other corporate uses, any of which may be material.

As of April 30, 2017 and October 30, 2016, the Company’s total cash and cash equivalents include $184.3 million and $141.4 million, respectively, held by its foreign subsidiaries. The majority of earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested. The repatriation of these funds to the U.S. may subject these funds to U.S. federal income taxes and local country withholding tax in certain jurisdictions. The Company’s foreign subsidiaries continue to grow through the reinvestment of earnings in additional manufacturing capacity and capability, particularly in the high-end IC and FPD areas.

In April 2017 PDMC, the Company’s majority owned IC manufacturing subsidiary in Taiwan, declared a dividend of approximately $16.8 million, approximately $8.4 million of which is expected to be paid to the third party that owns a noncontrolling interest in PDMC in the third fiscal quarter of 2017.

In April 2016 PDMC, the Company’s majority owned IC manufacturing subsidiary in Taiwan, declared a dividend of approximately $23.8 million, approximately $11.9 million of which was paid to the third party that owns a noncontrolling interest in PDMC in the third fiscal quarter of 2016.

In April 2016 $57.5 million of the Company’s senior convertible notes matured. The Company repaid $50.1 million to noteholders and issued approximately 0.7 million shares to noteholders that elected to convert their notes to common stock. The notes were exchanged at the rate of approximately 96 shares per $1,000 note principle, equivalent to a conversion rate of $10.37 per share.

The Company’s credit facility, which expires in December 2018, has a $50 million limit with an expansion capacity to $75 million, and is secured by substantially all of the Company’s assets located in the United States and common stock the Company owns in certain of its foreign subsidiaries. The credit facility is subject to a minimum interest coverage ratio, total leverage ratio and minimum unrestricted cash balance financial covenants, all of which the Company was in compliance with at April 30, 2017. The Company had no outstanding borrowings against the credit facility at April 30, 2017, and $50 million was available for borrowing. The interest rate on the credit facility (2.24% at April 30, 2017) is based on the Company’s total leverage ratio at LIBOR plus a spread, as defined in the credit facility. In May 2017 the credit facility was amended to add certain covenants for our new joint venture in China and other potential investments. See Note 15 of the condensed consolidated financial statements for further discussion of our new joint venture in China.

As of April 30, 2017, the Company had capital equipment commitments outstanding of approximately $62 million. The Company believes that its currently available resources, together with its capacity for growth, and its access to equity and other financing sources, will be sufficient to satisfy its currently planned capital expenditures, as well as its anticipated working capital requirements for the next twelve months. However, the Company cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company’s capital requirements exceed cash available from operations, existing cash, and cash available under its credit facility.

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

Index
Off-Balance Sheet Arrangements

In April 2014, the Company acquired a 50.01% controlling interest of PDMC, its IC manufacturing facility located in Taiwan.  Under the PDMC joint venture operating agreement the shareholders of PDMC may be requested to make additional contributions to PDMC. In the event that PDMC requests additional capital from its shareholders, the Company may, in order to maintain a 50.01% ownership interest, be required to make such contributions to PDMC. The PDMC operating agreement limits the amount of contributions that may be requested during both PDMC’s first four years and during any individual year within those first four years. As of April 30, 2017, the Company had not been requested to make any additional capital contributions to PDMC.

The Company leases certain office facilities and equipment under operating leases that may require it to pay taxes, insurance and maintenance expenses related to the properties. Certain of these leases contain renewal or purchase options exercisable at the end of the lease terms.

Business Outlook

A majority of the Company’s revenue growth is expected to continue to come from the Asian region, predominantly in China. In response to this expectation, the Company has agreed to enter into a joint venture that will complete the construction of an IC research and development and manufacturing facility in Xiamen, China, in 2017. Production is anticipated to begin at this facility in late 2018.

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

Effect of Recent Accounting Pronouncements

See “Item 1. Condensed Consolidated Financial Statements– Notes to Condensed Consolidated Financial Statements – Note 16 – Recent Accounting Pronouncements” for recent accounting pronouncements that may affect the Company’s financial reporting.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The Company conducts business in several major international currencies through its worldwide operations and its financial performance may be affected by fluctuations in the exchange rates of these currencies. Changes in exchange rates can positively or negatively affect the Company’s sales, operating margins, assets, liabilities, and equity. The functional currencies of the Company’s Asian subsidiaries are the South Korean won, the New Taiwan dollar, and the Singapore dollar. The functional currencies of the Company’s European subsidiaries are the British pound and the euro. In addition, the Company has transactions and balances in Japanese yen and, as a result of its investment in a facility in Xiamen, China, the construction of which is currently underway, the Company will have significant transactions in the Chinese renminbi.

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

The Company’s primary net foreign currency exposures as of April 30, 2017, included the South Korean won, the Japanese yen, the New Taiwan dollar, the Singapore dollar, the British pound and the euro. As of April 30, 2017, a 10% adverse movement in the value of these currencies against the functional currencies of the foreign subsidiaries would have resulted in a net unrealized pre-tax loss of $13.9 million. The Company does not believe that a 10% change in the exchange rates of other non-US dollar currencies would have a material effect on its consolidated financial position, results of operations, or cash flows in the three or six month periods ended April 30, 2017.

Index
Interest Rate Risk

At April 30, 2017, the Company did not have any variable rate borrowings. A 10% change in interest rates would not have had a material effect on the Company’s consolidated financial position, results of operations, or cash flows in the three or six month periods ended April 30, 2017.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s second quarter of fiscal year 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
PART II.          OTHER INFORMATION

Item 1A.	RISK FACTORS

There have been no material changes to risks relating to the Company’s business as disclosed in Part 1, Item 1A of the Company’s Form 10-K for the year ended October 30, 2016.

Item 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description

10.26	Operating Agreement among Photronics, Inc., Photronics Singapore Pte, Ltd., Dai Nippon Printing Co., Ltd. and DNP Asia Pacific Pte, Ltd. dated May 16, 2017.#*

10.27
Contribution Agreement among Dai Nippon Printing Co., Ltd., DNP Asia Pacific Pte, Ltd., Photronics, Inc., Photronics Singapore Pte, Ltd. and Xiamen American Japan Photronics Mask Co., Ltd. dated May 16, 2017. #*

10.28	Outsource Agreement among Photronics, Inc., Dai Nippon Printing Co., Ltd., Photronics DNP Mask Corporation and Xiamen American Japan Photronics Mask Co., Ltd. dated May 16, 2017. #*

10.29	Amended and Restated License Agreement by and between Dai Nippon Printing Co., Ltd. and Photronics DNP Mask Corporation dated May 16, 2017. #*

10.30	Amendment No. 2 dated May 15, 2017to Third Amended And Restated Credit Agreement*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

*	Represents an exhibit that is filed with this Quarterly Report on Form 10-Q.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ SEAN T. SMITH
Sean T. Smith
Senior Vice President
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: June 8, 2017