Form 10-Q/A
period 2017-04-30
PHOTRONICS INC
filed 2017-12-19
CIK 810136

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1 to Form 10-Q

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

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

PHOTRONICS, INC.
FORM 10-Q/A
EXPLANATORY
NOTE

The registrant has prepared this Amendment No. 1 ("Amendment") on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2017 (the "Form 10-Q") for the purpose of re-filing Exhibits 10.26, 10.27, 10.28 and 10.29 to the Form 10-Q. No revisions are being made to the Company's financial statements and, except as described below, this Amendment does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

This Amendment is an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibits 10.26, 10.27, 10.28 and 10.29 originally filed with the Form 10-Q. This Amendment is being filed solely to re-file Exhibits 10.26, 10.27, 10.28 and 10.29. Except for the changes to Exhibits 10.26, 10.27, 10.28 and 10.29, this Amendment does not otherwise update any exhibits as originally filed or previously amended. This Amendment is being filed to replace Exhibits 10.26, 10.27, 10.28 and 10.29 to include certain portions of the Exhibit that had previously been omitted or "redacted" pursuant to a request for confidential treatment. This Amendment provides revised redacted versions of Exhibits 10.26, 10.27, 10.28 and 10.29.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

PART II
ITEM 6.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBITS:

10.26
Contribution Agreement dated May 16, 2017 among Dai Nippon Printing Co., Ltd. (“DNP), DNP Asia Pacific Pte. Ltd. (“DNP Asia Pacific”), Photronics, Inc. (“Photronics”), Photronics Singapore Pte. Ltd., (“Photronics Singapore”), and Xiamen American Japan Photronics Mask Co., Ltd. (“PDMCX”).

10.27	Joint Venture Operating Agreement dated May 16, 2017 among Photronics, Photronics Singapore, DNP and DNP Asia Pacific.

10.28	Outsourcing Agreement dated May 16, 2017 among Photronics, DNP, Photronics DNP Photomask Corporation (“PDMC”), and PDMCX.

10.29	Amended and Restated License Agreement dated May 16, 2017 between DNP and PDMC.

EXHIBITS INDEX

Exhibit
Number	Description
10.26
Contribution Agreement dated May 16, 2017 among Dai Nippon Printing Co., Ltd. (“DNP), DNP Asia Pacific Pte. Ltd. (“DNP Asia Pacific”), Photronics, Inc. (“Photronics”), Photronics Singapore Pte. Ltd., (“Photronics Singapore”), and Xiamen American Japan Photronics Mask Co., Ltd. (“PDMCX”).*#

10.27	Joint Venture Operating Agreement dated May 16, 2017 among Photronics, Photronics Singapore, DNP and DNP Asia Pacific.*#

10.28	Outsourcing Agreement dated May 16, 2017 among Photronics, DNP, Photronics DNP Photomask Corporation (“PDMC”), and PDMCX.*#

10.29	Amended and Restated License Agreement dated May 16, 2017 between DNP and PDMC.*#

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.*

#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

*	Represents an exhibit that is filed with this Quarterly Report on Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTRONICS, INC.
(Registrant)

By	/s/ JOHN P. JORDAN	December 19, 2017
John P. Jordan
Senior Vice President
Chief Financial Officer
(Principal Accounting Officer/
Principal Financial Officer)