Form 10-Q
period 2018-01-28
PHOTRONICS INC
filed 2018-03-09
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 28, 2018
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
Yes ☐  No ☒

The registrant had 69,878,876 shares of common stock outstanding as of March 1, 2018.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of Photronics, Inc. ("Photronics”, the "Company”, “we”, “our”, or “us”). These statements are based on management's beliefs, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be identified by words like "expect," "anticipate," "believe," "plan," "project," “could,” “should,” “estimate,” “intend,” “may,” “will” and similar expressions, or the negative of such terms, or other comparable terminology. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this quarterly report on Form 10-Q, or in other documents filed with the Securities and Exchange Commission in press releases or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls regarding, among other things, the consummation and benefits of transactions, joint ventures, business combinations, divestitures and acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. Various factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements expressed or implied by forward-looking statements. Factors that might affect forward-looking statements include, but are not limited to, overall economic and business conditions; economic and political conditions in international markets; the demand for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; the timing of orders received from customers; the gain or loss of significant customers; competition from other manufacturers; changes in accounting standards; federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); changes in the jurisdictional mix of our earnings and changes in tax laws and rates; interest rate and other capital market conditions, including changes in the market price of the Company's securities; foreign currency exchange rate fluctuations; changes in technology; technology or intellectual property infringement, including cyber-security breaches, and other innovation risks; unsuccessful or unproductive research and development or capital expenditures; the timing, impact, and other uncertainties related to transactions and acquisitions, divestitures, business combinations, and joint ventures as well as decisions the Company may make in the future regarding the Company’s business, capital and organizational structures and other matters; the seasonal and cyclical nature of the semiconductor and flat panel display industries; management changes; changes in laws and government regulation impacting our operations or our products; the occurrence of regulatory or legal violations, proceedings, claims or litigation; customer complaints or disputes; damage or destruction to the Company's facilities, or the facilities of its customers or suppliers, by natural disasters, labor strikes, political unrest, or terrorist activity; the ability of the Company to (i) place new equipment in service on a timely basis; (ii) obtain additional financing; (iii) achieve anticipated synergies and cost savings; (iv) fully utilize its tools; (v) achieve desired yields, pricing, product mix, and market acceptance of its products and, (vi) obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company's expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of any forward-looking statements and does not assume an obligation to provide revisions to such forward-looking statements, except as otherwise required by securities and other applicable laws.

PHOTRONICS, INC.

Index
PART I.      FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	January 28, 2018	October 29, 2017

ASSETS

Current assets:
Cash and cash equivalents	$348,560	$308,021
Accounts receivable, net of allowance of $2,422 in 2018 and $2,319 in 2017	104,638	105,320
Inventories	26,997	23,703
Other current assets	12,162	12,080

Total current assets	492,357	449,124

Property, plant and equipment, net	548,307	535,197
Intangible assets, net	16,224	17,122
Deferred income taxes	20,583	15,481
Other assets	3,985	3,870

Total assets	$1,081,456	$1,020,794

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term borrowings	$3,259	$4,639
Accounts payable	54,973	50,834
Accrued liabilities	29,841	26,303

Total current liabilities	88,073	81,776

Long-term borrowings	57,366	57,337
Other liabilities	17,570	16,386

Total liabilities	163,009	155,499

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 68,869 shares issued and outstanding at January 28, 2018 and 68,666 shares issued and outstanding at October 29, 2017	689	687
Additional paid-in capital	549,328	547,596
Retained earnings	195,288	189,390
Accumulated other comprehensive income	32,128	6,891

Total Photronics, Inc. shareholders' equity	777,433	744,564
Noncontrolling interests	141,014	120,731

Total equity	918,447	865,295

Total liabilities and equity	$1,081,456	$1,020,794

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	January 28, 2018	January 29, 2017

Revenue	$123,446	$109,831

Cost of goods sold	(95,784)	(86,832)

Gross profit	27,662	22,999

Operating expenses:

Selling, general and administrative	(11,750)	(10,871)

Research and development	(4,104)	(3,485)

Total operating expenses	(15,854)	(14,356)

Operating income	11,808	8,643

Other income (expense):
Interest income and other income (expense)	(3,531)	(1,524)
Interest expense	(574)	(559)

Income before income taxes	7,703	6,560

Income tax benefit (provision)	1,778	(2,050)

Net income	9,481	4,510

Net income attributable to noncontrolling interests	(3,583)	(2,564)

Net income attributable to Photronics, Inc. shareholders	$5,898	$1,946

Earnings per share:

Basic	$0.09	$0.03

Diluted	$0.09	$0.03

Weighted-average number of common shares outstanding:

Basic	68,755	68,176

Diluted	69,372	69,169

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended
	January 28, 2018	January 29, 2017

Net income	$9,481	$4,510

Other comprehensive income (loss), net of tax of $0:

Foreign currency translation adjustments	30,087	(634)

Amortization of cash flow hedge	32	32

Other	(32)	-

Net other comprehensive income (loss )	30,087	(602)

Comprehensive income	39,568	3,908

Less: comprehensive income attributable to noncontrolling interests	(8,433)	(3,821)

Comprehensive income attributable to Photronics, Inc. shareholders	$31,135	$87

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	January 28, 2018	January 29, 2017

Cash flows from operating activities:
Net income	$9,481	$4,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,363	20,896
Changes in assets and liabilities:
Accounts receivable	4,692	6,799
Inventories	(2,385)	(1,199)
Other current assets	432	1,659
Accounts payable, accrued liabilities, and other	(3,721)	(1,126)

Net cash provided by operating activities	30,862	31,539

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,995)	(9,600)
Acquisition of business	-	(5,400)
Other	(134)	(396)

Net cash used in investing activities	(11,129)	(15,396)

Cash flows from financing activities:
Repayments of long-term borrowings	(1,381)	(1,343)
Contribution from noncontrolling interest	11,998	-
Proceeds from share-based arrangements	798	1,113
Other	(261)	(16)

Net cash provided by (used in) financing activities	11,154	(246)

Effect of exchange rate changes on cash and cash equivalents	9,652	(275)

Net increase in cash and cash equivalents	40,539	15,622
Cash and cash equivalents at beginning of period	308,021	314,074

Cash and cash equivalents at end of period	$348,560	$329,696

Supplemental disclosure information:

Accrual for property, plant and equipment purchased during the period	$1,544	$2,029

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended January 28, 2018 and January 29, 2017
(unaudited)
(in thousands, except share amounts and per share data)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

Photronics, Inc. and its subsidiaries ("Photronics", "the Company", "we", “our”, or "us") is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz or glass plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays ("FPDs"), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel display substrates during the fabrication of integrated circuits ("ICs" or “semiconductors”) and a variety of FPDs and, to a lesser extent, other types of electrical and optical components. We currently operate principally from nine manufacturing facilities, two of which are located in Europe, three in Taiwan, one in Korea, and three in the United States. We have commenced construction of two manufacturing facilities in China and anticipate production to begin at these facilities in 2019.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation have been included. Our business is typically impacted during the first, and sometimes the second, quarter of our fiscal year by the North American, European, and Asian holiday periods, as some customers reduce their development and buying activities during those periods. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending October 28, 2018. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended October 29, 2017.

NOTE 2 - CHANGES IN EQUITY

The following tables set forth our consolidated changes in equity for the three months ended January 28, 2018 and January 29, 2017:

	Three Months Ended January 28, 2018
	Photronics, Inc. Shareholders
	Common Stock				Accumulated
			Additional		Other	Non-
			Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

Balance at October 30, 2017	68,666	$687	$547,596	$189,390	$6,891	$120,731	$865,295

Net income	-	-	-	5,898	-	3,583	9,481
Other comprehensive income	-	-	-	-	25,237	4,850	30,087
Sale of common stock through employee stock option and purchase plans	116	1	701	-	-	-	702
Restricted stock awards vesting and expense	87	1	386	-	-	-	387
Share-based compensation expense	-	-	497	-	-	-	497
Contribution from noncontrolling interest	-	-	148	-	-	11,850	11,998

Balance at January 28, 2018	68,869	$689	$549,328	$195,288	$32,128	$141,014	$918,447

Index
	Three Months Ended January 29, 2017
	Photronics, Inc. Shareholders
	Common Stock				Accumulated
			Additional		Other	Non-
			Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity

Balance at October 31, 2016	68,080	$681	$541,093	$176,260	$(7,671)	$115,111	$825,474

Net income	-	-	-	1,946	-	2,564	4,510
Other comprehensive (loss) income	-	-	-	-	(1,859)	1,257	(602)
Sale of common stock through employee stock option and purchase plans	175	1	1,087	-	-	-	1,088
Restricted stock awards vesting and expense	78	1	297	-	-	-	298
Share-based compensation expense	-	-	640	-	-	-	640

Balance at January 29, 2017	68,333	$683	$543,117	$178,206	$(9,530)	$118,932	$831,408

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost, determined under the first-in, first-out ("FIFO") method, or net realizable value. Presented below are the components of inventory at the balance sheet dates:

	January 28, 2018	October 29, 2017

Finished goods	$1,201	$664
Work in process	3,753	2,957
Raw materials	22,043	20,082

	$26,997	$23,703

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	January 28, 2018	October 29, 2017

Land	$10,301	$9,959
Buildings and improvements	128,073	125,290
Machinery and equipment	1,614,502	1,547,870
Leasehold improvements	20,826	20,050
Furniture, fixtures and office equipment	13,474	12,989
Construction in progress	74,987	72,045
	1,862,163	1,788,203
Accumulated depreciation and amortization	(1,313,856)	(1,253,006)

	$548,307	$535,197

Index
Equipment under capital leases, included above in property, plant and equipment, are as follows:

	January 28, 2018	October 29, 2017

Machinery and equipment	$34,917	$34,917
Accumulated amortization	(14,717)	(13,843)

	$20,200	$21,074

Depreciation and amortization expense for property, plant and equipment was $21.1 million and $19.7 million for the three month periods ended January 28, 2018 and January 29, 2017, respectively.

During the three month periods ended January 28, 2018 and January 29, 2017, we entered into noncash transactions with a customer for the acquisition of equipment with fair values of approximately $6.7 million and $2.1 million, respectively.

NOTE 5 – PDMCX JOINT VENTURE

In January 2018, Photronics, through its wholly-owned Singapore subsidiary (hereinafter, within this Note “we”, or “Photronics”), and Dai Nippon Printing Co., Ltd., through its wholly owned subsidiary “DNP Asia Pacific PTE, Ltd.” (hereinafter, within this Note “DNP”) entered into a joint venture under which DNP obtained a 49.99% interest in our recently established IC business in Xiamen, China, which includes the facility currently under construction. The joint venture, known as “Photronics DNP Mask Corporation Xiamen” (hereinafter, “PDMCX”), was established to develop and manufacture photomasks for leading edge and advanced generation semiconductors. We entered into this joint venture to enable us to compete more effectively for the merchant photomask business in China and to benefit from the additional resources and investment that DNP will provide to enable us to offer advanced process technology to our customers.

As of January 28, 2018, Photronics and DNP have each contributed cash of approximately $12 million to the joint venture. We estimate that, over the next several years, per the agreement, DNP and Photronics will each contribute an additional $43 million of cash and additional local borrowings.

Under the PDMCX joint venture operating agreement (“the Agreement”), DNP is afforded, under certain circumstances, the right to put its interest in PDMCX to Photronics. These circumstances include disputes regarding the strategic direction of PDMCX that arise after the initial two year term of the Agreement and cannot be resolved between the two parties. In addition, both Photronics and DNP have the option to purchase, or put, their interest from, or to, the other party, should their ownership interest fall below 20% for a period of more than six consecutive months. Under all such circumstances, the sales of ownership interests would be at the exiting party’s ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance.

We recorded a net loss from the operations of the PDMCX joint venture of approximately $0.5 million, in the first quarter of fiscal year 2018. No gain or loss was recorded upon the formation of the joint venture. General creditors of PDMCX do not have recourse to the assets of Photronics, Inc., and our maximum exposure to loss from PDMCX at January 28, 2018, was $11.6 million.

Index
As required by the guidance in Topic 810 - “Consolidation” of the Accounting Codification Standards, we evaluated our involvement in PDMCX for the purpose of determining whether we should consolidate its results in our financial statements. The initial step of our evaluation was to determine whether PDMCX was a variable interest entity (“VIE”). Due to its lack of sufficient equity at risk to finance its activities without additional subordinated financial support, we determined that it was a VIE. Having made this determination, we then assessed whether we were the primary beneficiary of the VIE, and concluded that we were the primary beneficiary during the current reporting period; thus, as required, the PDMCX financial results should be consolidated with Photronics, Inc. Our conclusion was based on the fact that we held a controlling financial interest in PDMCX, which resulted from our having the power to direct the activities that most significantly impacted its economic performance, the obligation to absorb losses, and the right to receive benefits that could potentially be significant to PDMCX. Our conclusion that we had the power to direct the activities that most significantly affected the economic performance of PDMCX during the current period was based on our right to appoint the majority of its board of directors, which has, among others, the powers to manage the business (through its rights to appoint and evaluate PDMCX’s management), incur indebtedness, enter into agreements and commitments, and acquire and dispose of PDMCX’s assets. In addition, as a result of the 50.01% variable interest we held during the current period, we had the obligation to absorb losses and the right to receive benefits that could potentially be significant to PDMCX.

The carrying amounts of PDMCX assets and liabilities, included in our condensed consolidated balance sheet, as of January 28, 2018, are presented in the following table, along with our exposure to loss related to these assets and liabilities.

Classification	Carrying Amount	Photronics Interest

Current assets	$13,864	$6,933
Non-current assets	12,403	6,203

Total assets	26,267	13,136

Current liabilities	3,038	1,519
Non-current liabilities	16	8

Total liabilities	3,054	1,527

Net assets	$23,213	$11,609

NOTE 6 - LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

	January 28, 2018	October 29, 2017

3.25% convertible senior notes due in April 2019	$57,366	$57,337

2.77% capital lease obligation payable through July 2018	3,259	4,639

	60,625	61,976
Current portion	(3,259)	(4,639)

	$57,366	$57,337

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

Our credit facility, which expires in December 2018, has a $50 million limit with an expansion capacity to $75 million, and is secured by substantially all of our assets located in the United States and common stock we own in certain of our foreign subsidiaries. The credit facility stipulates that we may not pay cash dividends on Photronics, Inc. stock, and is subject to the following financial covenants: minimum interest coverage ratio, total leverage ratio and minimum unrestricted cash balance financial covenants, with all of which we were in compliance at January 28, 2018. We had no outstanding borrowings against the credit facility at January 28, 2018, and $50 million was available for borrowing. The interest rate on the credit facility (2.82% at January 28, 2018) is based on our total leverage ratio at LIBOR plus a spread, as defined in the credit facility.

Index
In August 2013, we entered into a $26.4 million principal amount, five year capital lease to fund the purchase of a high-end lithography tool. Payments under the capital lease, which bears interest at 2.77%, are $0.5 million per month through July 2018. The lease is subject to a cross default with cross acceleration provision related to certain nonfinancial covenants incorporated into our credit facility. As of January 28, 2018, the total amount payable through August 2018 (the end of the lease term) was $3.3 million, substantially all of which represented principal.

NOTE 7 - SHARE-BASED COMPENSATION

In March 2016, shareholders approved a new equity incentive compensation plan (the “Plan”), under which incentive stock options, non-qualified stock options, stock grants, stock-based awards, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and other stock or cash awards may be granted. Shares to be issued under the Plan may be authorized and unissued shares, issued shares that have been reacquired by us (in the open-market or in private transactions), shares that are being held in the treasury, or a combination thereof. The maximum number of shares of common stock approved that may be issued under the Plan is four million shares. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of Photronics or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. We incurred total share-based compensation expenses of $0.9 million in each of the three month periods ended January 28, 2018 and January 29, 2017, and we received cash from option exercises of $0.7 million and $1.0 million during those respective periods. No share-based compensation cost was capitalized as part of an asset and no related income tax benefits were recorded during the periods presented.

Stock Options

Option awards generally vest in one-to-four years and have a ten-year contractual term. All incentive and non-qualified stock option grants have an exercise price no less than the market value of the underlying common stock on the date of grant. The grant date fair values of options are based on closing prices of our common stock on the dates of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of our common stock. We use historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that the options granted are expected to remain outstanding. The risk-free rate of return for the estimated term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

The weighted-average inputs and risk-free rates of return used to calculate the grant date fair value of options issued during the three month periods ended January 28, 2018 and January 29, 2017, are presented in the following table.

	Three Months Ended
	January 28, 2018	January 29, 2017

Volatility	31.6%	32.2%

Risk free rate of return	2.2%	1.9%

Dividend yield	0.0%	0.0%

Expected term	5.0 years	5.0 years

Information on outstanding and exercisable option awards as of January 28, 2018, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 28, 2018	3,304,820	$7.98	5.1 years	$4,468

Exercisable at January 28, 2018	2,421,655	$7.19	3.8 years	$4,441

Index
There were 252,000 share options granted during the three month period ended January 28, 2018, with a weighted-average grant date fair value of $2.74 per share, and there were 338,750 share options granted during the three month period ended January 29, 2017, with a weighted-average grant date fair value of $3.60 per share. As of January 28, 2018, the total unrecognized compensation cost related to unvested option awards was approximately $2.4 million. That cost is expected to be recognized over a weighted-average amortization period of 2.3 years.

Restricted Stock

We periodically grant restricted stock awards, the restrictions on which typically lapse over a service period of one-to-four years. The fair value of the awards is determined on the date of grant, based on the closing price of our common stock. There were 280,000 restricted stock awards issued during the three month period ended January 28, 2018, with a weighted-average grant date fair value of $8.63 per share, and there were 260,000 restricted stock awards issued during the three month period ended January 29, 2017, with a weighted-average grant date fair value of $11.35 per share. As of January 28, 2018, the total compensation cost not yet recognized related to unvested restricted stock awards was approximately $4.1 million. That cost is expected to be recognized over a weighted-average amortization period of 3.0 years. As of January 28, 2018, there were 488,673 shares of restricted stock outstanding.

NOTE 8 - INCOME TAXES

The benefit effective tax rate of (23.1%) differs from the post U.S. Tax Reform blended statutory rate of 23.4% in the three month period ended January 28, 2018, primarily due to the benefit from U.S. Tax Reform (as discussed below), earnings being taxed at lower statutory rates in foreign jurisdictions, and the benefit of various investment credits in a foreign jurisdiction.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Act”), was signed into law, enacting significant changes to the United States Internal Revenue Code of 1986, as amended, that we expect to have a positive impact on our future after-tax earnings.  Under ASC Topic 740 – “Income Taxes” (“ASC 740”), the effects of the new legislation are recognized in the interim and annual accounting periods that include the enactment date, which falls within our interim period ended January 28, 2018. In December 2017, the Securities and Exchange Commission released Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations in which the accounting under ASC 740 is incomplete for certain income tax effects of the Act. We adopted SAB 118 in our first quarter of fiscal year 2018.

SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose; (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law for where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Act.

We continue to analyze the provisions of the Act addressing the net deferred tax asset revaluation and its calculations, the deemed earnings repatriation, including the determination of undistributed non-U.S. earnings, and evaluate potential actions we may consider in light of the Act that could affect our fiscal year of 2018 U.S. taxable income. As such, our accounting for certain elements within the Act is preliminary, and subject to further clarification of the Act by Internal Revenue Service. The following is a discussion of the major provisions of the Act that affect our financial statements, and our preliminary assessment of the impact of such provisions on the statements.

•
The Act repeals the corporate alternative minimum tax (“AMT”) for tax years beginning after December 31, 2017, and provides that existing AMT credit carryforwards are fully refundable over a four year period, starting with the tax year beginning after December 31, 2017. We have approximately $3.9 million of AMT credit carryforwards that we previously determined were not more likely than not going to be realized and, as such, established a valuation allowance for these carryforwards. Accordingly, the Act has changed our determination regarding the realization of the benefit of the carryforwards; therefore, the related valuation allowance has been reversed and the $3.9 million tax benefit has been recorded in our tax provision, excluding any impact of potential future sequestration reductions.

•
As of January 1, 2018, the Act reduces the corporate income tax rate from a maximum 35% to a flat 21%. Our fiscal year 2018 blended statutory tax rate is approximately 23.4%, the weighted daily average rate between the pre-enactment U.S. federal statutory tax rate of 35% applicable to our 2018 fiscal year prior to the rate change effective January 1, 2018 and the post-enactment U.S. federal statutory tax rate of 21% applicable to the balance of our 2018 fiscal year. The 21% rate will be applicable to fiscal year 2019 and beyond. Under generally accepted accounting principles, we are required to revalue our deferred tax assets and liabilities utilizing the rate applicable to the period when a temporary difference will reverse. Our preliminary analysis of the two stepped revaluation indicates that our net deferred tax asset will be increased by $2.5 million, with an offsetting change in the related valuation allowance resulting in a provisional net zero impact for our period.

Index
•
The Act imposes a transition tax for a one-time deemed repatriation of the accumulated earnings of foreign subsidiaries. The transition tax effective rates are 15.5% on accumulated earnings held in cash (as defined by the Act), and 8% on any remaining balance. Our preliminary analysis indicates an estimated deemed repatriation transition tax of $28.4 million. The preliminary analysis also indicates that the entire amount of transition tax will be fully offset by tax credits and/or available loss carryforwards, resulting in a provisional net zero impact on our period, due in part to an offsetting change in the related valuation allowance. We do not expect that future earnings of foreign subsidiaries will be subject to U.S. federal income tax. No change has been or is anticipated to be made with respect to the year-end fiscal year 2017 indefinite reinvestment  assertion of foreign subsidiary earnings.

•
Our preliminary analysis of other provisions of the Act, including, but not limited to, 100 percent bonus depreciation and changes to the limitations on the deducibility of meals and entertainment expenses indicate that under our current tax profile there should be limited or no provisional impact for our period.

•
Based on the effective date of certain provisions, we will be subject to additional requirements of tax reform beginning in fiscal year 2019. Those provisions include a tax on global intangible low-taxed income (GILTI), a tax determined by base erosion tax benefits (BEAT) from certain payments between a U.S. corporation and foreign subsidiaries, a limitation of certain executive compensation, a deduction for foreign derived intangible income (FDII) and interest expense limitations. We have not completed our analysis of those provisions and the estimated impact.

On January 18, 2018, the Taiwan Legislature Yuan approved amendments to the Income Tax Act, enacting an increase in the corporate tax rate from 17% to 20%. Under generally accepted accounting principles, we are required to revalue our deferred tax assets and liabilities utilizing the rate applicable to the period when a temporary difference will reverse. Our analysis indicates that our Taiwan deferred tax asset will be increased and, accordingly, a net benefit of $0.2 million is reflected in our period tax provision.

The 19.0% effective tax rate differs from the U.S. statutory rate of 35% in the three month period ended January 29, 2017, primarily due to earnings being taxed at lower statutory rates in foreign jurisdictions, combined with the benefit of various investment credits in a foreign jurisdiction. Valuation allowances in jurisdictions with historic losses eliminate the tax benefit of these jurisdictions. Two five-year tax holidays in Taiwan, one that expired in 2017 and the other that expires in 2019, reduced foreign taxes by $0.1 million in the three month periods ended January 28, 2018 and January 29, 2017, respectively. These tax holidays had no effect on the earnings per share of either period.

There were unrecognized tax benefits related to uncertain tax positions of $3.7 million at January 28, 2018, and $3.4 million at October 29, 2017, all of which, if recognized, would favorably impact the Company’s effective tax rate. Accrued interest and penalties related to unrecognized tax benefits was $0.1 million at January 28, 2018 and October 29, 2017. Although the timing of the expirations of statutes of limitations may be uncertain, as they can be dependent upon the settlement of tax audits, we believe that it is reasonably possible that up to $1.4 million of our uncertain tax positions (including accrued interest and penalties, and net of tax benefits) may be resolved over the next twelve months. Resolution of these uncertain tax positions may result from either or both of the lapses of statutes of limitations and tax settlements.

NOTE 9 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented below.

	Three Months Ended
	January 28, 2018	January 29, 2017

Net income attributable to Photronics, Inc. shareholders	$5,898	$1,946

Effect of dilutive securities	-	-

Earnings used for diluted earnings per share	$5,898	$1,946

Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	68,755	68,176
Effect of dilutive securities:
Share-based payment awards	617	993

Potentially dilutive common shares	617	993

Weighted-average common shares used for diluted earnings per share	69,372	69,169

Basic earnings per share	$0.09	$0.03
Diluted earnings per share	$0.09	$0.03

Index
The table below shows the outstanding weighted-average share-based payment awards that were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be anti-dilutive. The table also shows convertible notes that, if converted, would be antidilutive.

	Three Months Ended
	January 28, 2018	January 29, 2017

Convertible notes	5,542	-
Share-based payment awards	1,583	993

Total potentially dilutive shares excluded	7,125	993

NOTE 10 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following tables set forth the changes in our accumulated other comprehensive income by component (net of tax of $0) for the three month periods ended January 28, 2018 and January 29, 2017.

	Three Months Ended January 28, 2018
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at October 30, 2017	$7,627	$(48)	$(688)	$6,891
Other comprehensive income (loss) before reclassifications	30,087	-	(32)	30,055
Amounts reclassified from other comprehensive income	-	32	-	32

Net current period other comprehensive income (loss)	30,087	32	(32)	30,087
Less: other comprehensive (income)loss attributable to noncontrolling interests	(4,866)	-	16	(4,850)

Balance at January 28, 2018	$32,848	$(16)	$(704)	$32,128

	Three Months Ended January 29, 2017
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at October 31, 2016	$(6,567)	$(177)	$(927)	$(7,671)
Other comprehensive income (loss) before reclassifications	(614)	-	(20)	(634)
Amounts reclassified from other comprehensive income	-	32	-	32

Net current period other comprehensive income (loss)	(614)	32	(20)	(602)
Less: other comprehensive (income)loss attributable to noncontrolling interests	(1,267)	-	10	(1,257)

Balance at January 29, 2017	$(8,448)	$(145)	$(937)	$(9,530)

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

We did not have any assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at January 28, 2018 or October 29, 2017. The assets acquired in connection with our acquisition discussed in Note 4 were recorded at fair value.

Fair Value of Other Financial Instruments

The fair values of our cash and cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying value due to their short-term maturities. The fair value of our convertible senior notes is a Level 2 measurement, as it was determined using inputs that were either observable market data, or could be derived from, or corroborated with, observable market data. These inputs included our stock price and interest rates offered on debt issued by entities with credit ratings similar to ours.

The table below presents the fair and carrying values of our convertible senior notes at January 28, 2018 and October 29, 2017.

	January 28, 2018		October 29, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value

3.25% convertible senior notes due 2019	$64,486	$57,366	$67,396	$57,337

NOTE 12 - COMMITMENTS AND CONTINGENCIES

As of January 28, 2018, the Company had commitments outstanding for capital equipment expenditures of approximately $190 million.

The Company is subject to various claims that arise in the ordinary course of business. We believe that such claims, individually or in the aggregate, will not have a material effect on the condensed consolidated financial statements.

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2017, the Securities and Exchange Commission released Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where the accounting under ASC Topic 740 – “Income Taxes” is incomplete for certain income tax effects of the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, and changed existing U.S. tax law. We adopted this guidance in our first quarter of fiscal year 2018. Please see Note 8 for a discussion of the effects of adopting this guidance.

Index
In November 2016, the FASB issued ASU 2016-18 “Restricted Cash”, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for Photronics, Inc. in its first quarter of fiscal year 2019 and should be applied on a retrospective transition basis. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16 “Intra-Entity Transfers of Assets Other Than Inventory”, which eliminates the exception of recognizing, at the time of transfer, current and deferred income taxes for intra-entity asset transfers other than inventory. ASU 2016-16 is effective for us in our first quarter of fiscal year 2019 and should be applied on a modified retrospective transition basis. Early adoption is permitted as of the beginning of an annual reporting period for which interim or annual financial statements have not been issued or made available for issuance. We are currently evaluating the effect this ASU will have on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses”, the main objective of which is to provide more useful information about expected credit losses on financial instruments and other commitments of an entity to extend credit. In support of this objective, the ASU replaces the incurred loss impairment methodology, found in current GAAP, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU requires a cumulative-effect adjustment as of the beginning of the first reporting period in which the guidance is adopted. ASU 2016-13 is effective for Photronics, Inc. in its first quarter of fiscal year 2021, with early adoption permitted beginning in the first quarter of fiscal year 2019. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016 – 09 “Improvements to Employee Share-Based Payment Accounting”, which simplifies the accounting for share-based payment transactions including their income tax consequences, classification as either equity or liability awards, classification on the statement of cash flows, and other areas. The method of adoption varies with the different aspects of the Update. Adoption of this guidance in the first quarter of our fiscal year 2018 did not have a material impact on our financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”, which requires lessees to recognize right-of-use assets and corresponding liabilities for all leases with an initial term in excess of twelve months. ASU 2016-02 is to be adopted using a modified retrospective approach, which includes a number of practical expedients, that requires leases to be measured and recognized under the new guidance at the beginning of the earliest period presented. The ASU is effective for Photronics, Inc. in the first quarter of fiscal year 2020, with early application permitted. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers”, which will supersede nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States. The core principle of this ASU is that revenue should be recognized for the amount of consideration expected to be received for promised goods or services transferred to customers. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, and assets recognized for costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year and allows entities to early adopt, but no earlier than the original effective date. ASU 2014-09 will now be effective for Photronics, Inc. in the first quarter of our fiscal year 2019. This update allows for either full retrospective or modified retrospective adoption. In April 2016, the FASB issued ASU 2016-10 “Identifying Performance Obligations and Licensing” which amends guidance previously issued on these matters in ASU 2014-09. The effective date and transition requirements of ASU 2016-10 are the same as those for ASU 2014-09.

We anticipate that the adoption of this ASU will result in the accelerated recognition of certain revenue streams as, upon adoption of this Update, some amounts in our work-in process inventory will be considered to represent promised goods transferred to our customers, requiring us to recognize consideration for those transferred goods in amounts we expect to be entitled to receive in exchange for them. However, we cannot currently quantify with reasonable certainty the effect this anticipated acceleration of revenue will have on our consolidated financial statements. We expect to adopt this guidance using the modified retrospective approach.

Index
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management's discussion and analysis ("MD&A") of the Company's financial condition, results of operations and outlook should be read in conjunction with its condensed consolidated financial statements and related notes. Various segments of this MD&A contain forward-looking statements, all of which are presented based on current expectations, which may be adversely affected by uncertainties and risk factors (presented throughout this filing and in the Company's Annual Report on Form 10-K for the fiscal 2017 year), that may cause actual results to materially differ from these expectations.

We sell substantially all of our photomasks to semiconductor and FPD designers and manufacturers. Photomask technology is also being applied to the fabrication of other higher performance electronic products such as photonics, micro-electronic mechanical systems and certain nanotechnology applications. Our selling cycle is tightly interwoven with the development and release of new semiconductor and FPD designs and applications, particularly as they relate to the microeletronic industry's migration to more advanced product innovation, design methodologies and fabrication processes. We believe that the demand for photomasks primarily depends on design activity rather than sales volumes from products manufactured using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. However, the reduced use of customized ICs, reductions in design complexity, other changes in the technology or methods of manufacturing or designing semiconductors, or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks ‒ even if the demand for semiconductors and FPDs increases. Advances in semiconductor, FPD and photomask design and semiconductor and FPD production methods that shift the burden of achieving device performance away from lithography could also reduce the demand for photomasks. Historically, the microelectronic industry has been volatile, experiencing periodic downturns and slowdowns in design activity. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices.

We are typically required to fulfill customer orders within a short period of time, sometimes within 24 hours. This results in a minimal level of backlog orders, typically one to two weeks of backlog for IC photomasks and two to three weeks of backlog for FPD photomasks.

The global semiconductor and FPD industries are driven by end markets which have been closely tied to consumer-driven applications of high performance devices, including, but not limited to, mobile display devices, mobile communications, and computing solutions. While we cannot predict the timing of the industry's transition to volume production of next-generation technology nodes, or the timing of up and down cycles with precise accuracy, we believe that such transitions and cycles will continue into the future, beneficially and adversely affecting our business, financial condition and operating results as they occur. We believe our ability to remain successful in these environments is dependent upon the achievement of our goals of being a service and technology leader and efficient solutions supplier, which we believe should enable us to continually reinvest in our global infrastructure.

In the first quarter of fiscal 2018, we announced the successful closing of the China joint venture agreement with Dai Nippon Printing Co., Ltd. (“DNP”), which we had agreed to enter into and announced in the third quarter of fiscal 2017. Under the agreement, our wholly-owned Singapore subsidiary owns 50.01% of the joint venture, which is named Photronics DNP Mask Corporation Xiamen (PDMCX), and a subsidiary of DNP owns the remaining 49.99%. The financial results of the joint venture are included in the Photronics, Inc. consolidated financial statements. See Note 5 of the condensed consolidated financial statements for additional information on the joint venture.

In the fourth quarter of fiscal 2017, we announced that Photronics UK, Ltd., our wholly owned subsidiary, signed an investment agreement with the Hefei State Hi-tech Industry Development Zone to establish a manufacturing facility in Hefei, China. Under the terms of the agreement, through our subsidiary, we will invest a minimum of $160 million, a portion of which may be funded with local borrowings, to build and operate a research and development and manufacturing facility for high-end and mainstream FPD photomasks. The Hefei State Hi-tech Industry Development Zone will provide certain investment incentives and support for this facility, which will have initial capability to produce up to G10.5+ large area masks and AMOLED products. Construction began in late 2017 and production is anticipated to commence in 2019.

In the fourth quarter of fiscal 2016, Photronics Singapore Pte, Ltd., a wholly owned subsidiary, signed an investment agreement with the Administrative Committee of Xiamen Torch Hi-Tech Industrial Development Zone (Xiamen Torch) to establish an IC manufacturing facility in Xiamen, China. Under the terms of the agreement, we will build and operate an IC facility to engage in research and development, manufacture and sale of photomasks, in return for which Xiamen Torch will provide certain investment incentives and support. This expansion is also substantially supported by customer commitments for its output. As discussed above, in the first quarter of fiscal 2018, we entered into a joint venture agreement with DNP, under which they obtained a 49.99% ownership interest in this facility. The total investment, per the agreement, is $160 million to be funded over the next several years with cash and local borrowings. Construction began in 2017 and production is anticipated to start in 2019.

Index
Material Changes in Results of Operations
Three Months ended January 28, 2018, October 29, 2017 and January 29, 2017

The following table represents selected operating information expressed as a percentage of net sales.

	Three Months Ended
	January 28, 2018	October 29, 2017	January 29, 2017

Revenue	100.0%	100.0%	100.0%
Cost of goods sold	(77.6)	(78.1)	(79.1)

Gross profit	22.4	21.9	20.9
Selling, general and administrative expenses	(9.5)	(8.4)	(9.9)
Research and development expenses	(3.3)	(3.2)	(3.1)

Operating income	9.6	10.3	7.9
Other income (expense), net	(3.4)	0.4	(1.9)

Income before income taxes	6.2	10.7	6.0
Income tax benefit (provision)	1.5	(2.0)	(1.9)

Net income	7.7	8.7	4.1
Net income attributable to noncontrolling interests	(2.9)	(4.2)	(2.3)

Net income attributable to Photronics, Inc. shareholders	4.8%	4.5%	1.8%

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three months ended January 28, 2018 (Q1 FY18), October 29, 2017 (Q4 FY17) and January 29, 2017 (Q1 FY17) in millions of dollars.

Revenue

	Q1 FY18 FROM Q4 FY17			Q1 FY18 FROM Q1 FY17
	Revenue in Q1 FY18	Percent Change	Increase (Decrease)	Revenue in Q1 FY18	Percent Change	Increase (Decrease)
IC
High-end	$33.4	9.6%	$2.9	$33.4	50.6%	$11.2
Mainstream	62.3	(5.0%)	(3.3)	62.3	(3.0%)	(1.9)

Total	$95.7	(0.4%)	$(0.4)	$95.7	10.7%	$9.3
FPD
High-end	$18.7	9.6%	$1.7	$18.7	8.9%	$1.5
Mainstream	9.0	15.4%	1.2	9.0	45.3%	2.8

Total	$27.7	11.4%	$2.9	$27.7	18.5%	$4.3

Total Revenue	$123.4	2.0%	$2.5	$123.4	12.4%	$13.6

Revenue increased 2.0% in Q1 FY18, compared with Q4 FY17, mainly due to increased FPD and high-end IC revenues, partially offset by decreased mainstream IC sales. The high-end IC increase was driven by sales of high-end logic to Asian foundries. For FPD, demand for LCD masks improved as our customers released new designs in an effort to improve factory utilization. Sales of mainstream IC products were down due to seasonal softness.

Revenue increased 12.4% in Q1 FY18, compared with Q1 FY17, mainly due to increased FPD and high-end IC revenues, partially offset by decreased mainstream IC sales. The high-end IC increase was driven by high-end logic and memory sales to Asian foundries, as demand in the prior year had been soft for these products. For FPD, demand of LCD masks improved as our customers released new designs in an effort to improve factory utilization.  Mainstream IC demand was softer compared to last year.

Index
In Q1 FY18, we changed the threshold for the definition of high-end IC, from 45 nanometer or smaller to 28 nanometer or smaller, to reflect the overall advancement of technology in the semiconductor industry. All comparisons to prior period results in this MD&A reflect this modification. Our definition of high-end FPD products remains as G8 and above and active matrix organic light-emitting diode (AMOLED) display screens. High-end photomasks typically have higher ASPs than mainstream products.

The revenue momentum at the end of 2017 has continued into 2018. We anticipate that most of our high-end markets should continue to grow in Q2 FY18, the exception being high-end logic where, given the increase in business that we have experienced during the last two quarters, there may be a pause.

Our quarterly revenues can be affected by the seasonal purchasing tendencies of our customers. As a result, demand for our products is typically negatively impacted during the first, and sometimes the second, quarters of our fiscal year by the North American, European, and Asian holiday periods, as some of our customers reduce their development and, consequently, their buying activities during those periods.

The following tables present changes in revenue from Q4 FY17 and Q1 FY17 to Q1 FY18 by geographic area:

	Q1 FY18 FROM Q4 FY17			Q1 FY18 FROM Q1 FY17
	Revenue in Q1 FY18	Percent Change	Increase (Decrease)	Revenue in Q1 FY18	Percent Change	Increase (Decrease)

Taiwan	$56.5	2.7%	$1.5	$56.5	21.6%	$10.0
Korea	33.0	14.0%	4.0	33.0	8.9%	2.7
United States	25.0	(5.5)%	(1.5)	25.0	5.9%	1.4
Europe	8.5	(12.8)%	(1.2)	8.5	(2.8)%	(0.2)
Other	0.4	(48.7)%	(0.4)	0.4	(44.8)%	(0.3)

	$123.4	2.0%	$2.4	$123.4	12.4%	$13.6

Gross Profit

	Three Months Ended
	Q1 FY18	Q4 FY17	Percent Change	Q1 FY17	Percent Change

Gross profit	$27.7	$26.4	4.6%	$23.0	20.3%
Gross margin	22.4%	21.9%		20.9%

Gross profit and gross margin both increased in Q1 FY18 from Q4 FY17 as a result of increased revenue and reduced labor and overhead costs, with the greatest reductions experienced in equipment maintenance and outsourced manufacturing costs. These reductions were somewhat offset by increased material costs. Gross profit and gross margin increased in Q1 FY18, compared with Q1 FY17, primarily due to an increase in overall revenue, which was predominantly driven by increased sales of high-end IC photomasks. We operate in a high fixed cost environment and, to the extent that our revenues and utilization increase or decrease, our gross margin and gross profit will generally be positively or negatively impacted.

Index
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.6 million, or 15.4%, to $11.8 million in Q1 FY18, from $10.2 million in Q4 FY17, primarily due to bad debt reserve adjustments that occurred in the prior quarter and increased professional fees in the current quarter. Selling, general and administrative expenses increased in Q1 FY18 by $0.9 million, or 8.1%, to $11.8 million, from $10.9 million in Q1 FY17, primarily as a result of increased professional fees, freight, and travel expenses, which increased as a result of activities related to our expansion into China.

Research and Development

Research and development expenses primarily consist of development efforts related to high-end process technologies for 28nm and below IC nodes, G8 and above FPDs, and AMOLED applications. Research and development expenses increased by $0.3 million, or 6.9%, to $4.1 million in Q1 FY18 from $3.8 million in Q4 FY17, and by $0.6 million, or 17.8%, from Q1 FY17, with both of the increases primarily resulting from increased customer qualification costs for high-end IC reticles in the U.S.

Other Income (Expense), net

	Three Months Ended
	Q1 FY18	Q4 FY17	Q1 FY17

Interest income and other income (expense), net	$(3.5)	$1.1	$(1.5)
Interest expense	(0.6)	(0.6)	(0.6)

Other income (expense), net	$(4.1)	$0.5	$(2.1)

Other income (expense), net decreased in Q1 FY18 by $4.6 million and $2.0 million from Q4 FY17 and Q1 FY17, respectively. The decreases were primarily the result of significant foreign currency losses in Q1 FY18, while in Q4 FY17, we recognized a net gain, and in Q1 FY17, we recognized a more moderate loss from our cross-currency transactions.

Income Tax Benefit (Provision)

	Three Months Ended
	Q1 FY18	Q4 FY17	Q1 FY17

Income tax benefit (provision)	$1.8	$(2.5)	$(2.1)
Effective income tax rate	(23.1)%	19.0%	31.3%

The effective income tax rate is sensitive to the jurisdictional mix of earnings, due, in part, to the non-recognition of tax benefits on losses in jurisdictions with valuation allowances. The effective income tax rate decrease in Q1 FY18, compared with Q1 FY17 and Q4 FY17, is primarily attributable to the recognition of $3.9 million of previously unrecognized deferred tax benefits related to alternative minimum tax credits as a result of the U.S. Tax Cuts and Jobs Act ("Act"), which was signed into law on December 22, 2017 (See Note 8 to the condensed consolidated financial statements for further information), and an increase of deferred tax assets of $0.2 million, which was the result of an increase in the Taiwan tax rate. These benefits were partially offset by a higher percentage of income before income taxes being generated in jurisdictions where we recorded income tax provisions which, due to valuation allowances, were not offset by income tax benefits recorded in jurisdictions in which we incurred losses before income taxes.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $3.6 million in Q1 FY18, which represented a decrease of $1.5 million and an increase of $1.0 million from Q4 FY17 and Q1 FY17, respectively. The changes from both comparative periods were due to changes in net income at our IC manufacturing facility in Taiwan, in which we hold a 50.01% ownership interest.

Index
Liquidity and Capital Resources

Our working capital at the end of Q1 FY18 was $404.3 million, compared with $367.3 million at the end of Q4 FY17, and our cash and cash equivalents increased in Q1 FY18 by $40.5 million from $308.6 million at October 29, 2017. Favorable effects of foreign currency exchange rates contributed $9.7 million to our increase in cash in Q1 FY18. Net cash provided by operating activities was $30.9 million in Q1 FY18, compared with $31.5 million in Q1 FY17, as increased net income and noncash expenses were exceeded by net cash consumed by operating assets and liabilities by $0.7 million. Net cash used in investing activities was $11.1 million in Q1 FY18, a decrease of $4.3 million from the $15.4 million used in Q1 FY17. The decrease was primarily attributable to cash of $5.4 million used to acquire a business in Q1 FY17, which was somewhat offset by a $1.4 million increase in purchases of property, plant and equipment in Q1 FY18. Cash flows from financing activities increased from funds used of $0.2 million in Q1 FY17 to $11.2 million provided in Q1 FY18, primarily due to the receipt of $12.0 million from a noncontrolling interest for their investment in our recently established IC business in China.

As of January 28, 2018 and October 29, 2017, our total cash and cash equivalents included $213.3 million and $190.0 million, respectively, held by our foreign subsidiaries.

Our credit facility, which expires in December 2018, has a $50 million limit with an expansion capacity to $75 million, and is secured by substantially all of our assets located in the United States and the common stock of certain foreign subsidiaries. The credit facility is subject to a minimum interest coverage ratio, total leverage ratio and minimum unrestricted cash balance financial covenants, all of which we were in compliance with at January 28, 2018. We had no outstanding borrowings against the credit facility at January 28, 2018, and $50 million was available for borrowing. The interest rate on the credit facility (2.82% at January 28, 2018) is based on our total leverage ratio at LIBOR plus a spread, as defined in the credit facility.

As of January 28, 2018, we had capital commitments outstanding of approximately $190 million. We intend to finance our capital expenditures with our working capital, cash generated from operations, and, if necessary, additional borrowings. We have entered into a joint venture that is constructing an IC facility in China with an estimated total investment of $160 million. Our remaining funding commitment for the joint venture is approximately $68 million, over the next several years. We have also commenced construction of an FPD facility in China, in which we will invest $160 million over that same period. We believe that our cash on hand, cash generated from operations and amounts available to borrow will be sufficient to meet our cash requirements for the next twelve months. We regularly review the availability and terms at which we might issue additional equity or debt securities in the public or private markets. However, we cannot assure that additional sources of financing would be available to us on commercially favorable terms, should our capital requirements exceed our existing cash, cash generated by operations, and cash available under our credit facility.

Our liquidity, as we operate in a high fixed cost environment, is highly dependent on our revenue, cash conversion cycle, and the timing of our capital expenditures (which can vary significantly from period to period). Depending on conditions in the semiconductor and FPD markets, our cash flows from operations and current holdings of cash may not be adequate to meet our current and long-term needs for capital expenditures, operations and debt repayments. Historically, in certain years, we have used external financing to fund these needs. Due to conditions in the credit markets and covenant restrictions on our existing debt, some financing instruments we have used in the past may not be available to us when required. Consequently, we cannot assure that additional sources of financing would be available to us on commercially favorable terms, should our long-term cash requirements exceed our existing cash and cash available under our credit facility.

Off-Balance Sheet Arrangements

In January 2018, Photronics, through its wholly-owned Singapore subsidiary, and DNP, through its wholly owned subsidiary “DNP Asia Pacific PTE, Ltd.” entered into a joint venture under which DNP obtained a 49.99% interest in our IC business in Xiamen, China. The joint venture, known as “Photronics DNP Mask Corporation Xiamen” ( “PDMCX”), was established to develop and manufacture photomasks for leading edge and advanced generation semiconductors. Under the Joint Venture Operating Agreement of Photronics DNP Mask Corporation Xiamen (“the Agreement”), DNP is afforded, under certain circumstances, the right to put its interest in PDMCX to Photronics. These circumstances include disputes regarding the strategic direction of PDMCX, that arise after the initial two year term of the Agreement, that cannot be resolved between the two parties. In addition, both Photronics and DNP have the option to purchase, or put, their interest from, or to, the other party, should their ownership interest fall below 20% for a period of more than six consecutive months. Under all such circumstances, the sales of ownership interests would be at the exiting party’s ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance. Should DNP exercise an option to put their, or purchase our, interest in PDMCX we may, depending on the relationship of the fair and book value of PDMCX's net assets, incur a loss.

In April 2014, we acquired a 50.01% controlling interest of PDMC, our IC manufacturing facility located in Taiwan. Under the PDMC joint venture operating agreement the shareholders of PDMC may be requested to make additional contributions to PDMC. In the event that PDMC requests additional capital from its shareholders, we may, in order to maintain a 50.01% ownership interest, be required to make such contributions to PDMC. The PDMC operating agreement limits the amount of contributions that may be requested during both PDMC’s first four years and during any individual year within those first four years. As of January 28, 2018, we had not been requested to make any additional capital contributions to PDMC.

We lease certain office facilities and equipment under operating leases that may require us to pay taxes, insurance and maintenance expenses related to the properties. Certain of these leases contain renewal or purchase options exercisable at the end of the lease terms.

Index
Business Outlook

A majority of our revenue growth is expected to continue to come from the Asian region, predominantly in China. In response to this expectation, we have entered into a joint venture that will complete the construction of an IC research and development and manufacturing facility in Xiamen, China, in late 2018. Production is anticipated to begin at this facility in 2019. In addition, in August 2017, we entered into an investment agreement to construct an FPD manufacturing facility in Hefei, China. Construction of this facility commenced in Q1 FY18, and production is anticipated to begin in 2019.

We continue to assess our global manufacturing strategy and monitor our revenue and related cash flows from operations. This ongoing assessment could result in future facility closures, asset redeployments, additional impairments of intangible or long-lived assets, workforce reductions, or the addition of increased manufacturing facilities, all of which would be based on market conditions and customer requirements.

Our future results of operations and the other forward-looking statements contained in this filing involve a number of risks and uncertainties. While various risks and uncertainties were discussed in Part1, Item 1A in our Annual Report on Form 10-K for the year ended October 29, 2017, a number of other unforeseen factors could cause actual results to differ materially from our expectations.

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
There can be no assurance that this approach will protect us from the need to recognize significant foreign currency transaction gains and losses, especially in the event of a significant adverse movement in the value of any foreign currency in which we conduct business against any of our functional currencies, including the U.S. dollar.

As of January 28, 2018, a 10% adverse movement in the value of currencies different than the functional currencies of our subsidiaries would have resulted in a net unrealized pre-tax loss of $16.0 million, which represents an increase of $3.0 million from October 29, 2017. The increase in foreign currency rate change risk is primarily the result of increased US and JPY denominated exposures in Taiwan and South Korea.

Interest Rate Risk

At January 28, 2018, we did not have any variable rate borrowings. A 10% change in interest rates would not have had a material effect on our consolidated financial position, results of operations, or cash flows in the three month period ended January 28, 2018.

Index
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

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the first quarter of fiscal year 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II.    OTHER INFORMATION

Item 1A.	RISK FACTORS

There have been no material changes to risks relating to our business as disclosed in Part 1, Item 1A of our Form 10-K for the year ended October 29, 2017.

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

Photronics, Inc.
(Registrant)

By:	/s/ JOHN P. JORDAN
JOHN P. JORDAN
Senior Vice President
Chief Financial Officer
(Principal Accounting Officer/
Principal Financial Officer)

Date:  March 8, 2018