Form 10-Q
period 2018-04-29
PHOTRONICS INC
filed 2018-06-05
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2018
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
Yes☒   No ☐

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
Yes ☐  No ☒

The registrant had 69,934,196 shares of common stock outstanding as of May 31, 2018.

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

PHOTRONICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)
	April 29, 2018	October 29, 2017

ASSETS
Current assets:
Cash and cash equivalents	$321,246	$308,021
Accounts receivable, net of allowance of $2,449 in 2018 and $2,319 in 2017	124,331	105,320
Inventories	31,936	23,703
Prepaid expenses	7,542	3,162
Other current assets	15,244	8,918

Total current assets	500,299	449,124

Property, plant and equipment, net	563,313	535,197
Intangible assets, net	14,708	17,122
Deferred income taxes	19,925	15,481
Other assets	4,036	3,870

Total assets	$1,102,281	$1,020,794

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term borrowings	$59,263	$4,639
Accounts payable	64,944	50,834
Accrued liabilities	42,301	26,303

Total current liabilities	166,508	81,776

Long-term borrowings	-	57,337
Other liabilities	17,707	16,386

Total liabilities	184,215	155,499

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 69,443 shares issued and outstanding at April 29, 2018 and 68,666 shares issued and outstanding at October 29, 2017	694	687
Additional paid-in capital	552,977	547,596
Retained earnings	205,953	189,390
Accumulated other comprehensive income	23,756	6,891

Total Photronics, Inc. shareholders' equity	783,380	744,564
Noncontrolling interests	134,686	120,731

Total equity	918,066	865,295

Total liabilities and equity	$1,102,281	$1,020,794

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017

Revenue	$130,779	$108,297	$254,225	$218,128

Cost of goods sold	(97,960)	(88,140)	(193,744)	(174,973)

Gross profit	32,819	20,157	60,481	43,155

Operating expenses:

Selling, general and administrative	(13,637)	(10,894)	(25,387)	(21,764)

Research and development	(3,817)	(3,726)	(7,921)	(7,212)

Total operating expenses	(17,454)	(14,620)	(33,308)	(28,976)

Operating income	15,365	5,537	27,173	14,179

Other income (expense):
Interest income and other income (expense), net	3,883	(3,073)	351	(4,596)
Interest expense	(551)	(549)	(1,125)	(1,108)

Income before income taxes	18,697	1,915	26,399	8,475

Income tax provision	(3,508)	(431)	(1,729)	(2,481)

Net income	15,189	1,484	24,670	5,994

Net (income) loss attributable to noncontrolling interests	(4,524)	313	(8,107)	(2,250)

Net income attributable to Photronics, Inc. shareholders	$10,665	$1,797	$16,563	$3,744

Earnings per share:

Basic	$0.15	$0.03	$0.24	$0.05

Diluted	$0.15	$0.03	$0.23	$0.05

Weighted-average number of common shares outstanding:

Basic	69,293	68,426	69,024	68,301

Diluted	75,190	69,385	75,052	69,277

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended

	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017

Net income	$15,189	$1,484	$24,670	$5,994

Other comprehensive income (loss), net of tax of $0:

Foreign currency translation adjustments	(11,098)	18,382	18,989	17,769

Amortization of cash flow hedge	16	32	48	64

Other	54	(74)	22	(94)

Net other comprehensive income (loss)	(11,028)	18,340	19,059	17,739

Comprehensive income	4,161	19,824	43,729	23,733

Less: comprehensive income attributable to noncontrolling interests	1,841	4,326	10,301	8,147

Comprehensive income attributable to Photronics, Inc. shareholders	$2,320	$15,498	$33,428	$15,586

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	April 29, 2018	April 30, 2017

Cash flows from operating activities:
Net income	$24,670	$5,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,429	42,242
Changes in assets and liabilities:
Accounts receivable	(16,976)	4,204
Inventories	(7,765)	(1,506)
Other current assets	(9,666)	2,103
Accounts payable, accrued liabilities, and other	3,216	(6,130)

Net cash provided by operating activities	37,908	46,907

Cash flows from investing activities:
Purchases of property, plant and equipment	(44,129)	(14,152)
Acquisition of business	-	(5,400)
Proceeds from sale of investment	-	167
Other	436	(462)

Net cash used in investing activities	(43,693)	(19,847)

Cash flows from financing activities:
Repayments of long-term borrowings	(2,771)	(2,695)
Contribution from noncontrolling interest	11,998	-
Proceeds from share-based arrangements	3,776	2,311
Other	(267)	(23)

Net cash provided by (used in) financing activities	12,736	(407)

Effect of exchange rate changes on cash and cash equivalents	6,274	4,997

Net increase in cash and cash equivalents	13,225	31,650
Cash and cash equivalents at beginning of period	308,021	314,074

Cash and cash equivalents at end of period	$321,246	$345,724

Supplemental disclosure information:
Accrual for property, plant and equipment purchased during the period	$10,317	$11,409
Subsidiary dividend payable	$8,196	$8,383

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC.
Notes to Condensed Consolidated Financial Statements
Three Months and Six Months Ended April 29, 2018 and April 30, 2017
(unaudited)
(in thousands, except share amounts and per share data)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

Photronics, Inc. ("Photronics", "the Company", "we", “our”, or "us") is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz or glass plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays ("FPDs"), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel display substrates during the fabrication of integrated circuits ("ICs" or “semiconductors”) and a variety of FPDs and, to a lesser extent, other types of electrical and optical components. We currently operate principally from nine manufacturing facilities, two of which are located in Europe, three in Taiwan, one in Korea, and three in the United States. We have commenced construction of two manufacturing facilities in China and anticipate production to begin at these facilities during the first half of 2019.

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

NOTE 2 - CHANGES IN EQUITY

The following tables set forth our consolidated changes in equity for the three and six month periods ended April 29, 2018 and April 30, 2017:

	Three Months Ended April 29, 2018
	Photronics, Inc. Shareholders					Non- controlling Interests	Total Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount

Balance at January 29, 2018	68,869	$689	$549,328	$195,288	$32,128	$141,014	$918,447

Net income	-	-	-	10,665	-	4,524	15,189
Other comprehensive loss	-	-	-	-	(8,372)	(2,656)	(11,028)
Sale of common stock through employee stock option and purchase plans	548	5	2,892	-	-	-	2,897
Restricted stock awards vesting and expense	26	-	457	-	-	-	457
Share-based compensation expense	-	-	300	-	-	-	300
Subsidiary dividend payable	-	-	-	-	-	(8,196)	(8,196)

Balance at April 29, 2018	69,443	$694	$552,977	$205,953	$23,756	$134,686	$918,066

Index
	Three Months Ended April 30, 2017
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
	Common Stock

	Shares	Amount

Balance at January 30, 2017	68,333	$683	$543,116	$178,207	$(9,530)	$118,932	$831,408

Net income (loss)	-	-	-	1,797	-	(313)	1,484
Other comprehensive income	-	-	-	-	13,701	4,639	18,340
Sale of common stock through employee stock option and purchase plans	148	2	982	-	-	-	984
Restricted stock awards vesting and expense	15	-	431	-	-	-	431
Share-based compensation expense	-	-	490	-	-	-	490
Subsidiary dividend payable	-	-	-	-	-	(8,383)	(8,383)

Balance at April 30, 2017	68,496	$685	$545,019	$180,004	$4,171	$114,875	$844,754

	Six Months Ended April 29, 2018
	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Equity

	Shares	Amount

Balance at October 30, 2017	68,666	$687	$547,596	$189,390	$6,891	$120,731	$865,295

Net income	-	-	-	16,563	-	8,107	24,670
Other comprehensive income	-	-	-	-	16,865	2,194	19,059
Sale of common stock through employee stock option and purchase plans	664	7	3,592	-	-	-	3,599
Restricted stock awards vesting and expense	113	-	843	-	-	-	843
Share-based compensation expense	-	-	798	-	-	-	798
Contribution from noncontrolling interest	-	-	148	-	-	11,850	11,998
Subsidiary dividend payable	-	-	-	-	-	(8,196)	(8,196)

Balance at April 29, 2018	69,443	$694	$552,977	$205,953	$23,756	$134,686	$918,066

Index
	Six Months Ended April 30, 2017
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
	Common Stock

	Shares	Amount

Balance at October 31, 2016	68,080	$681	$541,093	$176,260	$(7,671)	$115,111	$825,474

Net income	-	-	-	3,744	-	2,250	5,994
Other comprehensive income	-	-	-	-	11,842	5,897	17,739
Sale of common stock through employee stock option and purchase plans	323	3	2,068	-	-	-	2,071
Restricted stock awards vesting and expense	93	1	728	-	-	-	729
Share-based compensation expense	-	-	1,130	-	-	-	1,130
Subsidiary dividend payable	-	-	-	-	-	(8,383)	(8,383)

Balance at April 30, 2017	68,496	$685	$545,019	$180,004	$4,171	$114,875	$844,754

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost, determined under the first-in, first-out ("FIFO") method, or net realizable value. Presented below are the components of inventory at the balance sheet dates:

	April 29, 2018	October 29, 2017

Finished goods	$2,011	$664
Work in process	4,901	2,957
Raw materials	25,024	20,082

	$31,936	$23,703

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	April 29, 2018	October 29, 2017

Land	$11,697	$9,959
Buildings and improvements	127,148	125,290
Machinery and equipment	1,609,456	1,547,870
Leasehold improvements	20,415	20,050
Furniture, fixtures and office equipment	13,816	12,989
Construction in progress	83,554	72,045

	1,866,086	1,788,203
Accumulated depreciation and amortization	(1,302,773)	(1,253,006)

	$563,313	$535,197

Index
Equipment under capital leases is included in the property, plant and equipment amount, above, as follows:

	April 29, 2018	October 29, 2017

Machinery and equipment	$34,917	$34,917
Accumulated amortization	(19,328)	(13,843)

	$15,589	$21,074

Depreciation and amortization expense for property, plant and equipment was $20.8 million and $42.0 million for the three and six month periods ended April 29, 2018, respectively, and $20.1 million and $39.8 million for the three and six month periods ended April 30, 2017, respectively.

During the three month period ended January 29, 2017, we entered into noncash transactions with a customer for the acquisition of equipment, under which we acquired equipment with fair value of $6.7 million in the six month period ended April 29, 2018, and $2.8 million and $5.0 million in the three and six month periods ended April 30, 2017, respectively. We did not acquire any equipment under this agreement during the three month period ended April 29, 2018.

NOTE 5 - PDMCX JOINT VENTURE

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

As of April 29, 2018, Photronics and DNP have each contributed cash of approximately $12 million to the joint venture. We estimate that, over the next several years and per the PDMCX joint venture operating agreement (“the Agreement”), DNP and Photronics will each contribute an additional $43 million of cash and additional amounts to be obtained through local borrowings.

Under the Agreement, DNP is afforded, under certain circumstances, the right to put its interest in PDMCX to Photronics. These circumstances include disputes regarding the strategic direction of PDMCX that arise after the initial two year term of the Agreement and cannot be resolved between the two parties. In addition, both Photronics and DNP have the option to purchase, or put, their interest from, or to, the other party, should their ownership interest fall below 20% for a period of more than six consecutive months. Under all such circumstances, the sales of ownership interests would be at the exiting party’s ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance.

We recorded net losses from the operations of the PDMCX joint venture of approximately $0.2 million, and $0.7 million in the three and six month periods ended April 29, 2018. General creditors of PDMCX do not have recourse to the assets of Photronics, Inc., and the maximum exposure to loss for Photronics from PDMCX at April 29, 2018, was $11.4 million.

As required by the guidance in Topic 810 - “Consolidation” of the Accounting Codification Standards, we evaluated our involvement in PDMCX for the purpose of determining whether we should consolidate its results in our financial statements. The initial step of our evaluation was to determine whether PDMCX was a variable interest entity (“VIE”). Due to its lack of sufficient equity at risk to finance its activities without additional subordinated financial support, we determined that it is a VIE. Having made this determination, we then assessed whether we were the primary beneficiary of the VIE, and concluded that we were the primary beneficiary during the current reporting period; thus, as required, the PDMCX financial results should be consolidated with Photronics, Inc. Our conclusion was based on the fact that we held a controlling financial interest in PDMCX, which resulted from our having the power to direct the activities that most significantly impacted its economic performance, the obligation to absorb losses, and the right to receive benefits that could potentially be significant to PDMCX. Our conclusion that we had the power to direct the activities that most significantly affected the economic performance of PDMCX during the current period was based on our right to appoint the majority of its board of directors, which has, among others, the powers to manage the business (through its rights to appoint and evaluate PDMCX’s management), incur indebtedness, enter into agreements and commitments, and acquire and dispose of PDMCX’s assets. In addition, as a result of the 50.01% variable interest we held during the current period, we had the obligation to absorb losses and the right to receive benefits that could potentially be significant to PDMCX.

Index
The carrying amounts of PDMCX assets and liabilities included in our condensed consolidated balance sheet as of April 29, 2018, are presented in the following table, together with the maximum exposure to loss of Photronics due to its interests in the net assets of this joint venture.

Classification	Carrying Amount	Photronics Interest

Current assets	$11,226	$5,614
Non-current assets	15,635	7,819

Total assets	26,861	13,433

Current liabilities	4,000	2,000
Non-current liabilities	16	8

Total liabilities	4,016	2,008

Net assets	$22,845	$11,425

NOTE 6 - LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

	April 29, 2018	October 29, 2017

3.25% convertible senior notes due in April 2019	$57,395	$57,337

2.77% capital lease obligation payable through July 2018	1,868	4,639

	59,263	61,976
Current portion	(59,263)	(4,639)

	$-	$57,337

In January 2015, we privately exchanged $57.5 million in aggregate principal amount of our 3.25% convertible senior notes with a maturity date of April 1, 2016, for new 3.25% convertible senior notes with an aggregate principal amount of $57.5 million with a maturity date of April 1, 2019. The conversion rate of the new notes is the same as that of the exchanged notes, which were issued in March 2011 with a conversion rate of approximately 96 shares of common stock per $1,000 note principal, equivalent to a conversion price of $10.37 per share of common stock, subject to adjustment upon the occurrence of certain events described in the indenture dated January 22, 2015. Note holders may convert each $1,000 principal amount of notes at any time prior to the close of business on the second scheduled trading day immediately preceding April 1, 2019, and we are not required to redeem the notes prior to their maturity date. Interest on the notes accrues in arrears and is paid semiannually through the notes’ maturity date.

Our credit facility, which expires in December 2018, has a $50 million limit with an expansion capacity to $75 million, and is secured by substantially all of our assets located in the United States and common stock we own in certain of our foreign subsidiaries. The credit facility stipulates that we may not pay cash dividends on Photronics, Inc. stock, and contains the following financial covenants: minimum interest coverage ratio, total leverage ratio and minimum unrestricted cash balance, all of which we were in compliance with at April 29, 2018. We had no outstanding borrowings against the credit facility at April 29, 2018, and $50 million was available for borrowing. The interest rate on the credit facility (3.62% at April 29, 2018) is based on our total leverage ratio at LIBOR plus a spread, as defined in the credit facility. In April 2018, our credit facility was amended to change the definition of “specified capital expenditures”, which is used to calculate the interest coverage ratio.

Index
In August 2013, we entered into a $26.4 million principal amount, five year capital lease to fund the purchase of a high-end lithography tool. Payments under the capital lease, which bears interest at 2.77%, are $0.5 million per month through July 2018. The lease is subject to a cross default with cross acceleration provision related to certain nonfinancial covenants incorporated into our credit facility. As of April 29, 2018, the total amount payable through August 2018 (the end of the lease term) was $1.9 million, substantially all of which represented principal.

NOTE 7 - SHARE-BASED COMPENSATION

In March 2016, shareholders approved a new equity incentive compensation plan (the “Plan”), under which incentive stock options, non-qualified stock options, stock grants, stock-based awards, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and other stock or cash awards may be granted. Shares to be issued under the Plan may be authorized and unissued shares, issued shares that have been reacquired by us (in the open-market or in private transactions), shares that are being held in the treasury, or a combination thereof. The maximum number of shares of common stock approved that may be issued under the Plan is four million shares. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of Photronics. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. Total share-based compensation costs for the three and six month periods ended April 29, 2018, were $0.8 million and $1.6 million, respectively, and $0.9 million and $1.9 million for the three and six month periods ended April 30, 2017, respectively. The Company received cash from option exercises of $2.9 million and $3.6 million for the three and six month periods ended April 29, 2018, respectively, and $1.0 million and $2.1 million for the three and six month periods ended April 30, 2017, respectively. No share-based compensation cost was capitalized as part of an asset and no related income tax benefits were recorded during the periods presented.

Stock Options

Option awards generally vest in one-to-four years, and have a ten-year contractual term. All incentive and non-qualified stock option grants have an exercise price no less than the market value of the underlying common stock on the date of grant. The grant date fair values of options are based on closing prices of our common stock on the dates of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of our common stock. We use historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that options are expected to remain outstanding. The risk-free rate of return for the estimated term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

There were no share options granted during the three month period ended April 29, 2018, and 10,000 share options granted during the three month period ended April 30, 2017, with a weighted-average grant date fair value of $3.35 per share. There were 252,000 share options granted during the six month period ended April 29, 2018, with a weighted-average grant date fair value of $2.74 per share, and 348,750 share options granted during the six month period ended April 30, 2017, with a weighted-average grant date fair value of $3.59 per share. As of April 29, 2018, the total unrecognized compensation cost related to unvested option awards was approximately $2.1 million. That cost is expected to be recognized over a weighted-average amortization period of 2.1 years.

The weighted-average inputs and risk-free rate of return ranges used to calculate the grant date fair value of options issued during the three and six month periods ended April 29, 2018 and April 30, 2017, are presented in the following table.

	Three Months Ended		Six Months Ended

	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017

Volatility	N/A	31.6%	31.6%	32.2%

Risk free rate of return	N/A	2.0%	2.2%	1.9-2.0%

Dividend yield	N/A	0.0%	0.0%	0.0%

Expected term	N/A	5.0 years	5.0 years	5.0 years

Index
Information on outstanding and exercisable option awards as of April 29, 2018, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at April 29, 2018	2,613,640	$8.47	6.2 years	$2,054

Exercisable at April 29, 2018	1,744,975	$7.62	5.0 years	$2,054

Restricted Stock

We periodically grant restricted stock awards, the restrictions on which typically lapse over a service period of one-to-four years. The fair value of the awards is determined on the date of grant, based on the closing price of our common stock. There were 10,000 restricted stock awards granted during the three month period ended April 29, 2018, with a grant date fair value of $8.40 and 290,000 restricted stock awards granted during the six month period ended April 29, 2018, with a weighted-average fair value of $8.62 per share. There were 25,000 restricted stock awards granted during the three month period ended April 30, 2017, with a grant date fair value of $10.75, and 285,000 restricted stock awards granted during the six month period ended April 30, 2017, with a weighted-average grant date fair value of $11.30 per share. As of April 29, 2018, the total compensation cost not yet recognized related to unvested restricted stock awards was approximately $3.7 million. That cost is expected to be recognized over a weighted-average amortization period of 2.8 years. As of April 29, 2018, there were 472,673 shares of restricted stock outstanding.

NOTE 8 - INCOME TAXES

The effective tax rate of 18.8% and 6.5% for the three and six month periods ended April 29, 2018, respectively, differ from the post U.S. Tax Reform blended statutory rate of 23.4%, primarily due to the benefit from U.S. Tax Reform (as discussed below), earnings being taxed at lower statutory rates in foreign jurisdictions, the benefit of various investment credits in a foreign jurisdiction, and a tax holiday in Taiwan.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Act”), was signed into law, enacting significant changes to the United States Internal Revenue Code of 1986, as amended, that we expect to have a positive impact on our future after-tax earnings. Under ASC Topic 740 – “Income Taxes” (“ASC 740”), the effects of the new legislation are recognized in the interim and annual accounting periods that include the enactment date, which falls within our six month period ended April 29, 2018. In December 2017, the Securities and Exchange Commission released Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations in which the accounting under ASC 740 is incomplete for certain income tax effects of the Act. We adopted SAB 118 in our first quarter of fiscal year 2018.

SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and, therefore, taxes are reflected in accordance with law prior to the enactment of the Act.

We continue to analyze the provisions of the Act addressing the net deferred tax asset revaluation and its calculations, the deemed earnings repatriation, including the determination of undistributed non-U.S. earnings, and evaluate potential actions we may consider in light of the Act that could affect our fiscal year 2018 U.S. taxable income. As such, our accounting for certain elements within the Act is preliminary, and subject to further clarification of the Act by the Internal Revenue Service. The following is a discussion of the major provisions of the Act that affect our financial statements, and our preliminary assessment of the impact of such provisions on our financial statements.

Index
•
The Act repeals the corporate alternative minimum tax (“AMT”) for tax years beginning after December 31, 2017, and provides that existing AMT credit carryforwards are fully refundable over a four year period, starting with the tax year beginning after December 31, 2017. We have approximately $3.9 million of AMT credit carryforwards that we previously determined were not more likely than not going to be realized and, as such, established a valuation allowance for these carryforwards. The Act has changed our determination regarding the realization of the benefit of the carryforwards; accordingly, the related valuation allowance has been reversed, and the $3.9 million tax benefit, excluding any impact of potential future sequestration reductions, was recorded in our tax provision for the period ended January 28, 2018.

•
As of January 1, 2018, the Act reduces the corporate income tax rate from a maximum 35% to a flat 21%. Our fiscal year 2018 blended statutory tax rate is approximately 23.4%, the weighted daily average rate between the pre-enactment U.S. federal statutory tax rate of 35% applicable to our 2018 fiscal year prior to the rate change effective January 1, 2018, and the post-enactment U.S. federal statutory tax rate of 21% applicable to the balance of our 2018 fiscal year. The 21% rate will be applicable to fiscal year 2019 and beyond. Under generally accepted accounting principles, we are required to revalue our deferred tax assets and liabilities utilizing the rate applicable to the period when a temporary difference will reverse. Our preliminary analysis of the two stepped revaluation indicates that our net deferred tax asset will be increased by $2.5 million, with an offsetting change in the related valuation allowance resulting in a provisional net zero impact for the period.

•
The Act imposes a transition tax for a one-time deemed repatriation of the accumulated earnings of foreign subsidiaries. The transition tax effective rates are 15.5% on accumulated earnings held in cash (as defined by the Act), and 8% on any remaining balance. Our preliminary analysis indicates an estimated deemed repatriation transition tax of $28.4 million, the entire amount of which will be fully offset by tax credits and/or available loss carryforwards resulting in a provisional net zero impact in the period, due in part to an offsetting change in the related valuation allowance. We anticipate that future earnings of foreign subsidiaries will not be subject to U.S. federal income tax. No change has been, or is, anticipated to be made with respect to the year-end fiscal year 2017 indefinite reinvestment assertion of foreign subsidiary earnings.

•
Our preliminary analysis of other provisions of the Act including, but not limited to, 100 percent bonus depreciation and changes to the limitations on the deductibility of meals and entertainment expenses, indicates that, under our current tax profile, there should be limited or no provisional impact on our current period financial statements.

•
Based on the effective date of certain provisions, we will be subject to additional requirements of tax reform beginning in fiscal year 2019. Those provisions include a tax on global intangible low-taxed income (GILTI), a tax determined by base erosion tax benefits (BEAT) from certain payments between a U.S. corporation and foreign subsidiaries, a limitation of certain executive compensation, a deduction for foreign derived intangible income (FDII), and interest expense limitations. We have not completed our analysis of those provisions and the estimated impact.

On January 18, 2018, the Taiwan Legislature Yuan approved amendments to the Income Tax Act, enacting an increase in the corporate tax rate from 17% to 20%. Under generally accepted accounting principles, we are required to revalue our deferred tax assets and liabilities utilizing the rate applicable to the period when a temporary difference will reverse. Our analysis indicates that our Taiwan deferred tax asset will be increased and, accordingly, a net benefit of $0.2 million was reflected in our January 28, 2018, tax provision.

The 22.5% and 29.3% effective tax rates for the respective three and six month periods ended April 30, 2017, differ from the U.S. statutory rate of 35%, primarily due to earnings being taxed at lower statutory rates in foreign jurisdictions, combined with the benefit of various investment credits in a foreign jurisdiction. Valuation allowances in jurisdictions with historic losses eliminate the tax benefit that would be recognized in these jurisdictions. We have two five-year tax holidays in Taiwan, one that expired in 2017 and the other that expires in 2019. The latter tax holiday reduced foreign taxes by $0.7 million and $0.8 million in the three and six month periods ended April 29, 2018, respectively, and had a $0.01 effect on earnings per share in each period. For the three and six month periods ended April 30, 2017, the company realized benefits from the tax holidays of $0.1 million and $0.2 million, respectively, with de minimis per share effects for these periods.

There were unrecognized tax benefits related to uncertain tax positions of $4.0 million at April 29, 2018, and $3.4 million at October 29, 2017, all of which, if recognized, would favorably impact the Company’s effective tax rate. Accrued interest and penalties related to unrecognized tax benefits were $0.1 million at April 29, 2018 and October 29, 2017. Although the timing of the expirations of statutes of limitations may be uncertain, as they can be dependent upon the settlement of tax audits, we believe that it is reasonably possible that up to $1.4 million of our uncertain tax positions (including accrued interest and penalties, and net of tax benefits) may be resolved over the next twelve months. Resolution of these uncertain tax positions may result from either or both the lapses of statutes of limitations and tax settlements.

Index
NOTE 9 - EARNINGS PER SHARE

The calculations of basic and diluted earnings per share is presented below.

	Three Months Ended		Six Months Ended
	April 29, 2018	April 30, 2017	April 29 2018	April 30 2017

Net income attributable to Photronics, Inc. shareholders	$10,665	$1,797	$16,563	$3,744

Effect of dilutive securities:
Interest expense on convertible notes, net of tax	496	-	992	-

Earnings used for diluted earnings per share	$11,161	$1,797	$17,555	$3,744

Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	69,293	68,426	69,024	68,301
Effect of dilutive securities:
Convertible notes	5,542	-	5,542	-
Share-based payment awards	355	959	486	976

Potentially dilutive common shares	5,897	959	6,028	976

Weighted-average common shares used for diluted earnings per share	75,190	69,385	75,052	69,277

Basic earnings per share	$0.15	$0.03	$0.24	$0.05
Diluted earnings per share	$0.15	$0.03	$0.23	$0.05

The table below shows the outstanding weighted-average share-based payment awards that were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be anti-dilutive. The table also shows convertible notes that, if converted, would have been anti-dilutive.

	Three Months Ended		Six Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017

Share-based payment awards	2,022	1,082	1,803	1,038
Convertible notes	-	5,542	-	5,542

Total potentially dilutive shares excluded	2,022	6,624	1,803	6,580

Index
NOTE 10 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following tables set forth the changes in our accumulated other comprehensive income by component (net of tax of $0) for the three and six month periods ended April 29, 2018 and April 30, 2017.

	Three Months Ended April 29, 2018
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at January 29, 2018	$32,848	$(16)	$(704)	$32,128
Other comprehensive income (loss) before Reclassifications	(11,098)	-	54	(11,044)
Amounts reclassified from accumulated other comprehensive income	-	16	-	16

Net current period other comprehensive (loss) income	(11,098)	16	54	(11,028)
Less: other comprehensive (income) loss attributable to noncontrolling interests	2,683	-	(27)	2,656

Balance at April 29, 2018	$24,433	$-	$(677)	$23,756

	Three Months Ended April 30, 2017
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at January 30, 2017	$(8,448)	$(145)	$(937)	$(9,530)
Other comprehensive income (loss) before reclassifications	18,382	-	(74)	18,308
Amounts reclassified from accumulated other comprehensive income	-	32	-	32

Net current period other comprehensive income (loss)	18,382	32	(74)	18,340
Less: other comprehensive (income) loss attributable to noncontrolling interests	(4,676)	-	37	(4,639)

Balance at April 30, 2017	$5,258	$(113)	$(974)	$4,171

Index
	Six Months Ended April 29, 2018
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at October 30, 2017	$7,627	$(48)	$(688)	$6,891
Other comprehensive income (loss) before reclassifications	18,989	-	22	19,011
Amounts reclassified from accumulated other comprehensive income	-	48	-	48

Net current period other comprehensive income (loss)	18,989	48	22	19,059
Less: other comprehensive income attributable to noncontrolling interests	(2,183)	-	(11)	(2,194)

Balance at April 29, 2018	$24,433	$-	$(677)	$23,756

	Six Months Ended April 30, 2017
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at October 31, 2016	$(6,567)	$(177)	$(927)	$(7,671)
Other comprehensive income (loss) before reclassifications	17,769	-	(94)	17,675
Amounts reclassified from accumulated other comprehensive income	-	64	-	64

Net current period other comprehensive income (loss)	17,769	64	(94)	17,739
Less: other comprehensive (income) loss attributable to noncontrolling interests	(5,944)	-	47	(5,897)

Balance at April 30, 2017	$5,258	$(113)	$(974)	$4,171

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

We did not have any assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at April 29, 2018 or October 29, 2017.

Index
Fair Value of Other Financial Instruments

The fair values of our cash and cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying value due to their short-term maturities. The fair value of our convertible senior notes is a Level 2 measurement, as it is determined using inputs that were either observable market data, or could be derived from or corroborated with observable market data. These inputs included our stock price and interest rates offered on debt issued by entities with credit ratings similar to ours.

The table below presents the fair and carrying values of our convertible senior notes at April 29, 2018 and October 29, 2017.

	April 29, 2018		October 29, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value

3.25% convertible senior notes due 2019	$62,549	$57,395	$67,396	$57,337

NOTE 12 - COMMITMENTS AND CONTINGENCIES

As of April 29, 2018, we had commitments outstanding for capital expenditures of approximately $176 million, nearly all of which relates to our China facilities under construction.

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

In October 2016, the FASB issued ASU 2016-16 “Intra-Entity Transfers of Assets Other Than Inventory”, which eliminates the exception of recognizing, at the time of transfer, current and deferred income taxes for intra-entity asset transfers other than inventory. ASU 2016-16 is effective for Photronics in the first quarter of fiscal year 2019 and should be applied on a modified retrospective transition basis. Early adoption is permitted as of the beginning of an annual reporting period for which interim or annual financial statements have not been issued or made available for issuance. We are currently evaluating the effect this ASU will have on our consolidated financial statements.

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

Index
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

We sell substantially all of our photomasks to semiconductor and Flat Panel Display (“FPD”) designers and manufacturers. Photomask technology is also being applied to the fabrication of other higher performance electronic products such as photonics, micro-electronic mechanical systems and certain nanotechnology applications. Our selling cycle is tightly interwoven with the development and release of new semiconductor and FPD designs and applications, particularly as they relate to the microelectronic industry's migration to more advanced product innovation, design methodologies and fabrication processes. We believe that the demand for photomasks primarily depends on design activity rather than sales volumes from products manufactured using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. However, the reduced use of customized Integrated Circuits (“ICs”), reductions in design complexity, other changes in the technology or methods of manufacturing or designing semiconductors, or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks ‒ even if the demand for semiconductors and FPDs increases. Advances in semiconductor, FPD and photomask design and semiconductor and FPD production methods that shift the burden of achieving device performance away from lithography could also reduce the demand for photomasks. Historically, the microelectronic industry has been volatile, experiencing periodic downturns and slowdowns in design activity. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices.

We are typically required to fulfill customer orders within a short period of time, sometimes within 24 hours. This results in a minimal level of backlog orders, typically one to two weeks of backlog for IC photomasks and two to three weeks of backlog for FPD photomasks.

The global semiconductor and FPD industries are driven by end markets which have been closely tied to consumer-driven applications of high performance devices, including, but not limited to, mobile display devices, mobile communications, and computing solutions. While we cannot predict the timing of the industry's transition to volume production of next-generation technology nodes, or the timing of up and down cycles with precise accuracy, we believe that such transitions and cycles will continue into the future, beneficially and adversely affecting our business, financial condition and operating results as they occur. We believe our ability to remain successful in these environments is dependent upon the achievement of our goals of being a service and technology leader and efficient solutions supplier, which we believe should also enable us to continually reinvest in our global infrastructure.

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

In the fourth quarter of fiscal 2017, we announced that Photronics UK, Ltd., our wholly owned subsidiary, signed an investment agreement with the Hefei State Hi-tech Industry Development Zone to establish a manufacturing facility in Hefei, China. Under the terms of the agreement, through our subsidiary, we will invest a minimum of $160 million, a portion of which may be funded with local borrowings, to build and operate a research and development and manufacturing facility for high-end and mainstream FPD photomasks. The Hefei State Hi-tech Industry Development Zone will provide certain investment incentives and support for this facility, which will have initial capability to produce up to G10.5+ large area masks and AMOLED products. Construction began in late 2017 and production is anticipated to commence during the first half of 2019.

In the fourth quarter of fiscal 2016, Photronics Singapore Pte, Ltd., a wholly owned subsidiary, signed an investment agreement with the Administrative Committee of Xiamen Torch Hi-Tech Industrial Development Zone (Xiamen Torch) to establish an IC manufacturing facility in Xiamen, China. Under the terms of the agreement, we will build and operate an IC facility to engage in research and development, manufacture and sale of photomasks, in return for which Xiamen Torch will provide certain investment incentives and support. This expansion is also substantially supported by customer commitments for its output. As discussed above, in the first quarter of fiscal 2018, we entered into a joint venture agreement with DNP, under which they obtained a 49.99% ownership interest in this facility. The total investment, per the agreement, is $160 million to be funded over the next several years with cash and local borrowings. Construction began in 2017 and production is anticipated to start during the first half of 2019.

Index
Material Changes in Results of Operations
Three and Six Months ended April 29, 2018 and April 30, 2017

The following table presents selected operating information expressed as a percentage of revenue.

	Three Months Ended			Six Months Ended
	April 29, 2018	January 28, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(74.9)	(77.6)	(81.4)	(76.2)	(80.2)

Gross profit	25.1	22.4	18.6	23.8	19.8
Selling, general and administrative expenses	(10.4)	(9.5)	(10.1)	(10.0)	(10.0)
Research and development expenses	(2.9)	(3.3)	(3.4)	(3.1)	(3.3)

Operating income	11.8	9.6	5.1	10.7	6.5
Other income (expense), net	2.5	(3.4)	(3.3)	(0.3)	(2.6)

Income before income taxes	14.3	6.2	1.8	10.4	3.9
Income tax (provision) benefit	(2.7)	1.5	(0.4)	(0.7)	(1.2)

Net income	11.6	7.7	1.4	9.7	2.7
Net (income) loss attributable to noncontrolling interests	(3.4)	(2.9)	0.3	(3.2)	(1.0)

Net income attributable to Photronics, Inc. shareholders	8.2%	4.8%	1.7%	6.5%	1.7%

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three months ended April 29, 2018 (Q2 FY18), January 28, 2018 (Q1 FY18) and April 30, 2017 (Q2 FY17) and for the six months ended April 29, 2018 (YTD FY18) and April 30, 2017 (YTD FY17), in millions of dollars.

Revenue

   The following tables present revenue changes by product type and technology level:

	Q2 FY18 compared with Q1 FY18			Q2 FY18 compared with Q2 FY17		YTD FY18 compared with YTD FY17
	Revenue in Q2 FY18	Percent Change	Increase (Decrease)	Percent Change	Increase (Decrease)	Revenue in YTD FY18	Percent Change	Increase (Decrease)
IC
High-end	$41.5	24.2%	$8.1	82.7%	$18.8	$74.8	66.8%	$30.0
Mainstream	60.8	(2.4)%	(1.5)	1.4%	0.8	123.1	(0.9)%	(1.1)

Total IC	$102.3	6.9%	$6.6	23.7%	$19.6	$197.9	17.1%	$28.9

FPD
High-end	$18.2	(2.9)%	$(0.6)	8.8%	$1.5	$37.0	8.9%	$3.0
Mainstream	10.3	14.5%	1.3	15.7%	1.4	19.3	27.8%	4.2

Total FPD	$28.5	2.7%	$0.7	11.2%	$2.9	$56.3	14.7%	$7.2

Total Revenue	$130.8	5.9%	$7.3	20.8%	$22.5	$254.2	16.5%	$36.1

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

The following tables compare revenue in Q2 FY18 with revenue in Q1 FY18 and Q2 FY17, and revenue YTD FY18 with YTD FY17 by geographic area:

	Q2 FY18 with Q1 FY18			Q2 FY18 with Q2 FY17		YTD FY18 with YTD FY17
	Revenue in Q2 FY18	Percent Change	Increase (Decrease)	Percent Change	Increase (Decrease)	Revenue in YTD FY18	Percent Change	Increase (Decrease)

Taiwan	$56.1	(0.9)%	$(0.5)	32.8%	$13.8	$112.6	26.9%	$23.9
Korea	36.1	9.4%	3.1	16.7%	5.2	69.1	12.9%	7.9
United States	29.2	16.7%	4.2	12.5%	3.3	54.2	9.4%	4.6
Europe	8.7	3.1%	0.2	0.4%	-	17.2	(1.2)%	(0.2)
Other	0.7	82.7%	0.3	36.5%	0.2	1.1	(10.3)%	(0.1)

	$130.8	5.9%	$7.3	20.8%	$22.5	$254.2	16.5%	$36.1

Revenue increased 5.9% in Q2 FY18 compared with Q1 FY18, as a result of high-end IC and mainstream FPD growth. That revenue increased 24.2% from Q1 FY18, due to growth in both logic and memory from the healthy foundry demand across Asia. IC mainstream, decreased 2.4%, as demand was slightly softer. FPD revenue increased 2.7% from Q1 FY18 due to increased demand from masks used in LTPS LCD displays, partially offset by a decrease in high-end FPD due to softness in AMOLED demand.

Revenue increased 20.8% in Q2 FY18 compared with Q2 FY17, primarily as a result of high-end IC growth. That revenue increased 82.7% from Q2 FY18, due to growth in both logic and memory from the healthy foundry demand across Asia. IC mainstream increased 1.4%, as demand was slightly stronger. FPD revenue increased 11.2% from Q2 FY17 due to better demand across our products and markets.

Revenue increased 16.5% in YTD Q2 2018 when compared with YTD Q2 2017, primarily as a result of high-end IC growth. That revenue increased 66.8% from YTD 2017, due to growth in both logic and memory from the healthy foundry demand across Asia. IC mainstream decreased 0.9%, as demand was slightly softer. FPD revenue increased 14.7% due to better demand across our products and markets.

We believe there is potential for the favorable demand trend we experienced in the first half of fiscal 2018 to continue through the third quarter, as we expect growth to continue across most of our high-end markets, although annual preventive maintenance on high-end lithography tools scheduled for the third quarter may somewhat constrain revenue growth. We also expect to benefit in the second half of the year from the installation and ramp of a high-end FPD mask writer in Korea. Our two China facilities are expected to begin production in the first half of 2019, and we anticipate that our sales and revenue will increase when they come online.

Gross Profit

	Three Months Ended					Six Months Ended
	Q2 FY18	Q1 FY18	Percent Change	Q2 FY17	Percent Change	YTD FY18	YTD FY17	Percent Change

Gross profit	$32.8	$27.7	18.6%	$20.2	62.8%	$60.5%	$43.2	40.1%
Gross margin	25.1%	22.4%		18.6%		23.8%	19.8%

Index
The increases in gross profit and gross margin from Q1 FY18 were driven by increased unit sales, which were up for both high-end and mainstream IC and FPD categories. A modest (2.3%) increase in cost of goods sold was primarily the result of increased labor costs.

Increases in high-end unit sales of both product categories were primarily responsible for the increase in gross profit and gross margin from Q2 FY17. Material and labor costs increased from the prior year’s quarter, primarily as a result of the increased in units sold and increased compensation costs.

Increased high-end IC and FPD unit sales were the main contributors to the improvement in gross profit and gross margin from YTD FY17, while ASPs of mainstream products – primarily FPDs – were also favorable. Costs, as a percent of revenue, were flat or decreased in all categories. As we operate in a high fixed cost environment, increases or decreases in our revenues and utilization will generally positively or negatively impact our gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.9 million, or 16.1%, to $13.6 million in Q2 FY18, from $11.8 million in Q1 FY18, primarily due to increased compensation and selling expenses. Selling, general and administrative expenses increased in Q2 FY18 by $2.7 million, or 25.2%, to $13.7 million, from $10.9 million in Q2 FY17, primarily as a result of increased compensation, professional services, and freight expenses. On a year-to-date basis, selling, general and administrative expenses increased $3.6 million, or 16.6%, to $25.4 million from $21.8 million, primarily due to increases in professional fees, freight, compensation, and travel expenses, most of which increased as a result of activities related to our expansion into China.

Research and Development

In the U.S., research and development expenses consist of development efforts related to high-end process technologies for 28nm and smaller IC nodes, while in Asia, in addition to the focus on high-end IC technology nodes, G8 and above FPDs and AMOLED applications are also under development.

 Research and development expense decreased $0.3 million, or 7.0%, from Q1 FY18, as decreased expenditures, and related activities in the U.S. were somewhat offset by increased spending in Asia. Research and development expense was up moderately ($0.1 million, or 2.4%) from Q2 FY17, with increased spending in Asia (primarily Korea) exceeding decreased expenditures and related activities in the U.S. On a YTD basis, research and development expense increased $0.7 million, or 9.8%, as spending and related activities increased in both the U.S. and Asia.

Other Income (Expense), net

	Three Months Ended			Six Months Ended
	Q2 FY18	Q1 FY18	Q2 FY17	YTD FY18	YTD FY17

Interest income and other income (expense), net	$3.9	$(3.5)	$(3.1)	$0.3	$(4.6)
Interest expense	(0.6)	(0.6)	(0.5)	(1.1)	(1.1)

Other income (expense), net	$3.3	$(4.1)	$(3.6)	$(0.8)	$(5.7)

Interest income and other income (expense), net increased from Q1 FY18 by $7.4 million primarily due to favorable foreign currency exchange gains in the second quarter, in contrast to the losses incurred in the previous quarter, the net effect of which was $6.9 million. In addition, we recognized gains on the sale of certain assets of $0.6 million in Q2 FY18. Foreign currency exchange gains in the second quarter also contrasted with losses experienced in the prior year quarter, having a favorable net effect of $5.7 million on this line item. The aforementioned gains on the sale of certain assets also contributed to the favorability of the current quarter over Q2 FY17.

On a year-to-date basis, interest income and other income (expense), net increased as a result of $3.1 million of less unfavorable foreign currency exchange losses and the previously mentioned gains on the sale of certain assets.

Index
Income Tax (Provision) Benefit

	Three Months Ended			Six Months Ended
	Q2 FY18	Q1 FY18	Q2 FY17	YTD FY18	YTD FY17

Income tax (provision) benefit	$(3.5)	$1.8	$(0.4)	$(1.7)	$(2.5)
Effective income tax rate	18.8%	(23.1)%	22.5%	6.5%	29.3%

The effective income tax rate is sensitive to the jurisdictional mix of earnings, due, in part, to the non-recognition of tax benefits on losses in jurisdictions with valuation allowances.

The effective income tax rate in Q2 FY18, compared with Q1 FY18, changed from a benefit to a provision, primarily due to the Q1 FY18 nonrecurring tax benefits ($4.2 million) related to tax reform in the US and Taiwan, that were partially offset by an increased benefit ($0.6 million) from the tax holiday in Taiwan. The effective income tax rate decreased in Q2 FY18, compared with Q2 FY17, primarily due to a lower percentage of income before taxes being generated in jurisdictions where the company incurs tax losses that, due to valuation allowances, did not result in the recognition of tax benefits.

The effective income tax rate decreased in YTD FY18, compared with YTD FY17, primarily due to a lower percentage of income before taxes being generated in jurisdictions where the company incurs tax loses that, due to valuation allowances, did not result in the recognition of tax benefits, and the Q1 FY18 nonrecurring tax benefits ($4.2 million) related to tax reform in the US and Taiwan, that were partially offset by an increased benefit ($0.6 million) from the tax holiday in Taiwan.

Net (Income) Loss Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $4.5 million in Q2 FY18, which represented an increase of $0.9 million and an increase of $4.8 million from Q1 FY18 and Q2 FY17, respectively. Year-to-date, noncontrolling interests’ share increased $5.9 million from YTD FY17. The changes from all comparative periods were due to changes in net income at our IC manufacturing facility in Taiwan, in which we hold a 50.01% ownership interest.

Liquidity and Capital Resources

Our working capital at the end of Q2 FY18 was $333.8 million, compared with $367.3 million at the end of Q4 FY17. The decrease is primarily attributable to the reclassification of our $57.5 million principal amount senior convertible notes to current status. Cash and cash equivalents increased in fiscal year 2018 by $13.2 million from $308.0 million at October 29, 2017. The favorable effects of foreign currency exchange rates contributed $6.3 million to the increase. Net cash provided by operating activities was $37.9 million in YTD FY18, compared with $46.9 million in YTD FY17, as increased net cash consumed by operating activities exceeded increases in both net income and noncash expenses by $9.0 million. Net cash used in investing activities was $43.7 million in YTD FY18, an increase of $23.8 million from the $19.8 million used in YTD FY17. The increase was primarily attributable to increased capital expenditures of $30.0 million; the increase attributable to higher CAPEX was partially offset by cash of $5.4 million used to acquire a business in YTD FY17 that was not repeated in FY18. Cash flows from financing activities increased from funds used of $0.4 million in YTD FY17 to $12.7 million provided in YTD FY18, primarily due to the receipt of $12.0 million from a noncontrolling interest for their investment in our recently established joint venture in China, and an increase in proceeds received from share-based arrangements of $1.5 million.

As of April 29, 2018 and October 29, 2017, total cash and cash equivalents included $183 million and $190.0 million, respectively, held by our foreign subsidiaries.

Our credit facility, which expires in December 2018, has a $50 million limit with an expansion capacity to $75 million, and is secured by substantially all of our assets located in the United States and the common stock of certain foreign subsidiaries. The credit facility is subject to a minimum interest coverage ratio, total leverage ratio and minimum unrestricted cash balance financial covenants, all of which we were in compliance with at April 29, 2018. We had no outstanding borrowings against the credit facility at April 29, 2018, and $50 million was available for borrowing. The interest rate on the credit facility (3.62% at April 29, 2018) is based on our total leverage ratio at LIBOR plus a spread, as defined in the credit facility.

As of April 29, 2018, we had capital commitments outstanding of approximately $176 million. We intend to finance our capital expenditures with our working capital, cash generated from operations, and, if necessary, additional borrowings. We have entered into a joint venture that is constructing an IC facility in China with an estimated total investment of $160 million. Our remaining funding commitment for the joint venture is approximately $68 million, over the next several years. We have also commenced construction of an FPD facility in China, in which we will invest $160 million over that same period. We believe that our cash on hand, cash generated from operations and amounts available to borrow will be sufficient to meet our cash requirements for the next twelve months. We regularly review the availability and terms at which we might issue additional equity or debt securities in the public or private markets. However, we cannot assure that additional sources of financing would be available to us on commercially favorable terms, should our capital requirements exceed our existing cash, cash generated by operations, and cash available under our credit facility.

Index
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

Off-Balance Sheet Arrangements

In January 2018, Photronics, through its wholly-owned Singapore subsidiary, and DNP, through its wholly owned subsidiary “DNP Asia Pacific PTE, Ltd.” entered into a joint venture under which DNP obtained a 49.99% interest in our IC business in Xiamen, China. The joint venture, known as “Photronics DNP Mask Corporation Xiamen” ( “PDMCX”), was established to develop and manufacture photomasks for leading edge and advanced generation semiconductors. Under the Joint Venture Operating Agreement of Photronics DNP Mask Corporation Xiamen (“the Agreement”), DNP is afforded, under certain circumstances, the right to put its interest in PDMCX to Photronics. These circumstances include disputes regarding the strategic direction of PDMCX that arise after the initial two year term of the Agreement that cannot be resolved between the two parties. In addition, both Photronics and DNP have the option to purchase, or put, their interest from, or to, the other party, should their ownership interest fall below 20% for a period of more than six consecutive months. Under all such circumstances, the sales of ownership interests would be at the exiting party’s ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance. Should DNP exercise an option to put their, or purchase our, interest in PDMCX we may, depending on the relationship of the fair and book value of the net assets of PDMCX, incur a loss.

We lease certain office facilities and equipment under operating leases that may require us to pay taxes, insurance and maintenance expenses related to the properties. Certain of these leases contain renewal or purchase options exercisable at the end of the lease terms.

Business Outlook

A majority of our revenue growth is expected to continue to come from the Asian region, predominantly in China. In response to this expectation, we have entered into a joint venture that will complete the construction of an IC research and development and manufacturing facility in Xiamen, China, in late 2018. Production is anticipated to begin at this facility during the first half of 2019. In addition, in August 2017, we entered into an investment agreement to construct an FPD manufacturing facility in Hefei, China. Construction of this facility commenced in Q1 FY18, and production is anticipated to begin during the first half of 2019.

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

As of April 29, 2018, a 10% adverse movement in the value of currencies different than the functional currencies of our subsidiaries would have resulted in a net unrealized pre-tax loss of $7.1 million, which represents a decrease of $8.9 million and $5.9 million from April 29, 2018 and October 29, 2017, respectively. The decrease in foreign currency exchange rate risk from both comparative balance sheet dates is primarily the result of decreased exposures to U.S. dollar and Japanese yen denominated exposures in Taiwan, and decreased exposure to U.S. dollar denominated exposures in China.

Interest Rate Risk

At April 29, 2018, we did not have any variable rate borrowings. A 10% change in interest rates would not have had a material effect on our consolidated financial position, results of operations, or cash flows in the three month period ended April 29, 2018.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the second quarter of fiscal year 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II.	OTHER INFORMATION

Item 1A.	RISK FACTORS

The General Data Protection Regulation (GDPR), which went into effect in the European Union (EU) on May 25, 2018, applies to the collection, use, retention, security, processing, and transfer of personally identifiable information about residents of EU countries. The GDPR created a range of new compliance obligations, and imposes significant fines and sanctions for violations. It is possible that the GDPR may be interpreted or applied in a manner that is adverse to us, unforeseen by us, or otherwise inconsistent with our practices or that we may otherwise fail to construe its requirements in ways that are satisfactory to the EU authorities.

Any failure, or perceived failure, by us to comply with the GDPR or with any applicable regulatory requirements or orders, including but not limited to privacy, data protection, information security, or consumer protection-related privacy laws and regulations in one or more jurisdictions within the EU or elsewhere, could result in proceedings or actions against us by governmental entities or individuals, subject us to significant fines, penalties, and/or judgments, require us to change our business practices; limit access to our products and services in certain countries, or otherwise adversely affect our business, as we would be at risk to lose both customers and revenue, and incur substantial costs.

There have been no other material changes to risks relating to our business as disclosed in Part 1, Item 1A of our Form 10-K for the year ended October 29, 2017.

Item 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description

10.33	Amendment No.3 Dated as of April 26, 2018 to Third Amended and Restricted Credit Agreement Dated as of December 5, 2013

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index
SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ JOHN P. JORDAN
JOHN P. JORDAN
Senior Vice President
Chief Financial Officer
(Principal Accounting Officer/
Principal Financial Officer)

Date:  June 5, 2018