Form 10-Q
period 2018-07-29
PHOTRONICS INC
filed 2018-09-06
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2018
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
Yes ☐  No ☒

The registrant had 68,388,301 shares of common stock outstanding as of August 31, 2018.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Photronics, Inc. (“Photronics”, the “Company”, “we”, “our”, or “us”). These statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be identified by words like “expect,” “anticipate,” “believe,” “plan,” “project,” “could,” “should,” “estimate,” “intend,” “may,” “will” and similar expressions, or the negative of such terms, or other comparable terminology. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this quarterly report on Form 10-Q, or in other documents filed with the Securities and Exchange Commission in press releases or in the Company’s communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls regarding, among other things, the consummation and benefits of transactions, joint ventures, business combinations, divestitures and acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. Various factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements expressed or implied by forward-looking statements. Factors that might affect forward-looking statements include, but are not limited to, overall economic and business conditions; economic and political conditions in international markets; the demand for the Company’s products; competitive factors in the industries and geographic markets in which the Company competes; the timing of orders received from customers; the gain or loss of significant customers; competition from other manufacturers; changes in accounting standards; federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); changes in the jurisdictional mix of our earnings and changes in tax laws and rates; interest rate and other capital market conditions, including changes in the market price of the Company’s securities; foreign currency exchange rate fluctuations; changes in technology; technology or intellectual property infringement, including cyber-security breaches, and other innovation risks; unsuccessful or unproductive research and development or capital expenditures; the timing, impact, and other uncertainties related to transactions and acquisitions, divestitures, business combinations, and joint ventures as well as decisions the Company may make in the future regarding the Company’s business, capital and organizational structures and other matters; the seasonal and cyclical nature of the semiconductor and flat panel display industries; management changes; changes in laws and government regulation impacting our operations or our products; the occurrence of regulatory or legal violations, proceedings, claims or litigation; customer complaints or disputes; damage or destruction to the Company’s facilities, or the facilities of its customers or suppliers, by natural disasters, labor strikes, political unrest, or terrorist activity; the ability of the Company to (i) place new equipment in service on a timely basis; (ii) obtain additional financing; (iii) achieve anticipated synergies and cost savings; (iv) fully utilize its tools; (v) achieve desired yields, pricing, product mix, and market acceptance of its products and, (vi) obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of any forward-looking statements and does not assume an obligation to provide revisions to such forward-looking statements, except as otherwise required by securities and other applicable laws.

PHOTRONICS, INC.

Index
PART I.	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)
	July 29, 2018	October 29, 2017

ASSETS
Current assets:
Cash and cash equivalents	$332,739	$308,021
Accounts receivable, net of allowance of $1,968 in 2018 and $2,319 in 2017	118,727	105,320
Inventories	31,756	23,703
Prepaid expenses	9,100	3,162
Other current assets	12,598	8,918

Total current assets	504,920	449,124

Property, plant and equipment, net	546,688	535,197
Intangible assets, net	13,507	17,122
Deferred income taxes	18,585	15,481
Other assets	4,312	3,870

Total assets	$1,088,012	$1,020,794

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$57,893	$4,639
Accounts payable	62,110	50,834
Accrued liabilities	38,839	26,303

Total current liabilities	158,842	81,776

Long-term debt	-	57,337
Other liabilities	15,657	16,386

Total liabilities	174,499	155,499
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 69,505 shares issued and 68,727 outstanding at July 29, 2018 and 68,666 shares issued and outstanding at October 29, 2017	695	687
Additional paid-in capital	553,922	547,596
Retained earnings	218,958	189,390
Treasury stock, 778 shares at July 29, 2018	(6,787)	-
Accumulated other comprehensive income	4,022	6,891

Total Photronics, Inc. shareholders’ equity	770,810	744,564
Noncontrolling interests	142,703	120,731

Total equity	913,513	865,295

Total liabilities and equity	$1,088,012	$1,020,794

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended

	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017

Revenue	$136,391	$111,579	$390,616	$329,707

Cost of goods sold	(100,794)	(89,862)	(294,538)	(264,835)

Gross profit	35,597	21,717	96,078	64,872

Operating expenses:

Selling, general and administrative	(12,504)	(11,639)	(37,891)	(33,403)

Research and development	(2,653)	(4,812)	(10,574)	(12,023)

Total operating expenses	(15,157)	(16,451)	(48,465)	(45,426)

Operating income	20,440	5,266	47,613	19,446

Other income (expense):
Interest income and other income (expense), net	1,968	415	2,319	(4,182)
Interest expense	(557)	(549)	(1,682)	(1,657)

Income before income taxes	21,851	5,132	48,250	13,607

Income tax provision	(2,054)	(333)	(3,783)	(2,814)

Net income	19,797	4,799	44,467	10,793

Net income attributable to noncontrolling interests	(6,792)	(798)	(14,899)	(3,048)

Net income attributable to Photronics, Inc. shareholders	$13,005	$4,001	$29,568	$7,745

Earnings per share:

Basic	$0.19	$0.06	$0.43	$0.11

Diluted	$0.18	$0.06	$0.41	$0.11

Weighted-average number of common shares outstanding:

Basic	69,374	68,525	69,141	68,376

Diluted	75,258	69,380	75,121	69,311

See accompanying notes to condensed consolidated financial statements

Index
PHOTRONICS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended

	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017

Net income	$19,797	$4,799	$44,467	$10,793

Other comprehensive income (loss), net of tax of $0:

Foreign currency translation adjustments	(24,572)	4,438	(5,583)	22,205

Amortization of cash flow hedge	-	32	48	96

Other	65	4	86	(89)

Net other comprehensive income (loss)	(24,507)	4,474	(5,449)	22,212

Comprehensive income (loss)	(4,710)	9,273	39,018	33,005

Less: comprehensive income attributable to noncontrolling interests	2,019	594	12,319	8,740

Comprehensive income (loss) attributable to Photronics, Inc. shareholders	$(6,729)	$8,679	$26,699	$24,265

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	July 29, 2018	July 30, 2017

Cash flows from operating activities:
Net income	$44,467	$10,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,485	64,081
Changes in assets and liabilities:
Accounts receivable	(15,097)	4,031
Inventories	(8,386)	(2,475)
Other current assets	(9,330)	2,650
Accounts payable, accrued liabilities, and other	10,818	(5,291)

Net cash provided by operating activities	86,957	73,789

Cash flows from investing activities:
Purchases of property, plant and equipment	(64,372)	(38,759)
Acquisition of business	-	(5,400)
Proceeds from sale of investment	-	167
Other	453	(458)

Net cash used in investing activities	(63,919)	(44,450)

Cash flows from financing activities:
Dividend paid to noncontrolling interest	(8,166)	(8,298)
Repayments of long-term borrowings	(4,170)	(4,057)
Purchase of treasury stock	(6,787)	-
Contribution from noncontrolling interest	17,997	-
Proceeds from share-based arrangements	4,028	2,529
Other	(274)	(33)

Net cash provided by (used in) financing activities	2,628	(9,859)

Effect of exchange rate changes on cash and cash equivalents	(948)	7,018

Net increase in cash and cash equivalents	24,718	26,498
Cash and cash equivalents at beginning of period	308,021	314,074

Cash and cash equivalents at end of period	$332,739	$340,572

Supplemental disclosure information:
Accrual for property, plant and equipment purchased during the period	$6,958	$2,572

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC.
Notes to Condensed Consolidated Financial Statements
Three Months and Nine Months Ended July 29, 2018 and July 30, 2017
(unaudited)
(in thousands, except share amounts and per share data)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

Photronics, Inc. ("Photronics", "the Company", "we", “our”, or "us") is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz or glass plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays ("FPDs"), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel display substrates during the fabrication of integrated circuits ("ICs" or “semiconductors”) and a variety of FPDs and, to a lesser extent, other types of electrical and optical components. We currently operate principally from nine manufacturing facilities, two of which are located in Europe, three in Taiwan, one in Korea, and three in the United States. We have commenced construction of two manufacturing facilities in China.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation have been included. Our business is typically impacted during the first, and sometimes the second, quarter of our fiscal year by the North American, European, and Asian holiday periods, as some customers reduce their development and buying activities during those periods. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended October 29, 2017.

NOTE 2 - CHANGES IN EQUITY

The following tables set forth our consolidated changes in equity for the three and nine month periods ended July 29, 2018 and July 30, 2017:

	Three Months Ended July 29, 2018

	Photronics, Inc. Shareholders
						Accumulated
	Common Stock		Additional Paid-in	Retained	Treasury	Other Comprehensive	Non- controlling	Total

	Shares	Amount	Capital	Earnings	Stock	Income	Interests	Equity

Balance at April 30, 2018	69,443	$694	$552,977	$205,953	$-	$23,756	$134,686	$918,066

Net income	-	-	-	13,005	-	-	6,792	19,797
Other comprehensive loss	-	-	-	-	-	(19,734)	(4,773)	(24,507)
Sale of common stock through employee stock option and purchase plans	39	1	162	-	-	-	-	163
Restricted stock awards vesting and expense	23	-	449	-	-	-	-	449
Share-based compensation expense	-	-	334	-	-	-	-	334
Contribution from noncontrolling interest	-	-	-	-	-	-	5,998	5,998
Purchase of treasury stock	-	-	-	-	(6,787)	-	-	(6,787)

Balance at July 29, 2018	69,505	$695	$553,922	$218,958	$(6,787)	$4,022	$142,703	$913,513

Index
	Three Months Ended July 30, 2017
	Photronics, Inc. Shareholders
					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Non- controlling	Total

	Shares	Amount	Capital	Earnings	Income	Interests	Equity

Balance at May 1, 2017	68,496	$685	$545,019	$180,004	$4,171	$114,875	$844,754

Net income	-	-	-	4,001	-	798	4,799
Other comprehensive income (loss)	-	-	-	-	4,678	(204)	4,474
Sale of common stock through employee stock option and purchase plans	32	-	118	-	-	-	118
Restricted stock awards vesting and expense	19	-	409	-	-	-	409
Share-based compensation expense	-	-	574	-	-	-	574
Other	-	-	(377)	-	-	377	-

Balance at July 30, 2017	68,547	$685	$545,743	$184,005	$8,849	$115,846	$855,128

	Nine Months Ended July 29, 2018
	Photronics, Inc. Shareholders
	Common Stock		Additional			Accumulated Other	Non-
			Paid-in	Retained	Treasury	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Income	Interests	Equity

Balance at October 30, 2017	68,666	$687	$547,596	$189,390	$-	$6,891	$120,731	$865,295

Net income	-	-	-	29,568	-	-	14,899	44,467
Other comprehensive loss	-	-	-	-	-	(2,869)	(2,580)	(5,449)
Sale of common stock through employee stock option and purchase plans	702	7	3,755	-	-	-	-	3,762
Restricted stock awards vesting and expense	137	1	1,291	-	-	-	-	1,292
Share-based compensation expense	-	-	1,132	-	-	-	-	1,132
Contribution from noncontrolling interest	-	-	148	-	-	-	17,849	17,997
Subsidiary dividend	-	-	-	-	-	-	(8,196)	(8,196)
Purchase of treasury stock	-	-	-	-	(6,787)	-	-	(6,787)

Balance at July 29, 2018	69,505	$695	$553,922	$218,958	$(6,787)	$4,022	$142,703	$913,513

Index
	Nine Months Ended July 30, 2017
	Photronics, Inc. Shareholders
	Common Stock		Additional		Accumulated Other	Non-
			Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

Balance at October 31, 2016	68,080	$681	$541,093	$176,260	$(7,671)	$115,111	$825,474

Net income	-	-	-	7,745	-	3,048	10,793
Other comprehensive income	-	-	-	-	16,520	5,692	22,212
Sale of common stock through employee stock option and purchase plans	355	3	2,187	-	-	-	2,190
Restricted stock awards vesting and expense	112	1	1,137	-	-	-	1,138
Share-based compensation expense	-	-	1,703	-	-	-	1,703
Subsidiary dividend	-	-	-	-	-	(8,382)	(8,382)
Other	-	-	(377)	-	-	377	-

Balance at July 30, 2017	68,547	$685	$545,743	$184,005	$8,849	$115,846	$855,128

Share Repurchase Program

In July 2018, the Company’s Board of Directors authorized the repurchase of up to $20 million of its common stock, to be effectuated in open-market transactions or in accordance with a repurchase plan under rule 10b5-1 of the Securities Act of 1933 (as amended). The share repurchase program commenced on July 10, 2018 and, as of July 29, 2018, we had repurchased 0.8 million shares at a cost of $6.8 million (an average price of $8.72 per share), $0.9 million of which was pending settlement at that date. The number of shares we repurchase is determined by market conditions and our continual evaluation of the optimal use of cash.

We record treasury stock purchases under the cost method, and would employ the average cost method (with average cost being determined separately for each share repurchase program), in the event we subsequently reissue shares.

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or net realizable value. Presented below are the components of inventory at the balance sheet dates:

	July 29, 2018	October 29, 2017

Finished goods	$3,040	$664
Work in process	5,448	2,957
Raw materials	23,268	20,082

	$31,756	$23,703

Index
NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	July 29, 2018	October 29, 2017

Land	$11,305	$9,959
Buildings and improvements	125,281	125,290
Machinery and equipment	1,570,256	1,547,870
Leasehold improvements	19,831	20,050
Furniture, fixtures and office equipment	13,525	12,989
Construction in progress	94,530	72,045

	1,834,728	1,788,203
Accumulated depreciation and amortization	(1,288,040)	(1,253,006)

	$546,688	$535,197

Equipment under capital leases is included in the property, plant and equipment amount, above, as follows:

	July 29, 2018	October 29, 2017

Machinery and equipment	$34,917	$34,917
Accumulated amortization	(16,463)	(13,843)

	$18,454	$21,074

Depreciation and amortization expense for property, plant and equipment was $18.9 million and $60.8 million for the three and nine month periods ended July 29, 2018, respectively, and $20.6 million and $60.5 million for the three and nine month periods ended July 30, 2017, respectively.

During the three month period ended January 29, 2017, we entered into noncash transactions with a customer for the acquisition of equipment, under which we acquired equipment with fair value of $6.7 million in the nine month period ended July 29, 2018, and $0.1 million and $5.1 million in the three and nine month periods ended July 30, 2017, respectively. We did not acquire any equipment under this agreement during the three month period ended July 29, 2018.

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

As of July 29, 2018, Photronics and DNP have each contributed cash of approximately $18.0 million to the joint venture, including contributions of $6.0 million each during the three month period ended July 29, 2018. We estimate that, over the next several years and per the PDMCX joint venture operating agreement (“the Agreement”), DNP and Photronics will each contribute additional cash and capital of $62 million, including any additional amounts which may be obtained through local borrowings to satisfy the terms of the Xiamen investment agreement (referenced below).

Index
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

We recorded net losses from the operations of the PDMCX joint venture of approximately $0.2 million, and $0.9 million in the three and nine month periods ended July 29, 2018, respectively. General creditors of PDMCX do not have recourse to the assets of Photronics, Inc., and the maximum exposure to loss for Photronics from PDMCX at July 29, 2018, was $16.1 million.

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

The carrying amounts of PDMCX assets and liabilities included in our condensed consolidated balance sheet as of July 29, 2018, are presented in the following table, together with the maximum exposure to loss of Photronics due to its interests in the net assets of this joint venture.

Classification	Carrying Amount	Photronics Interest

Current assets	$14,943	$7,472
Non-current assets	21,500	10,750

Total assets	36,443	18,222

Current liabilities	4,144	2,072
Non-current liabilities	15	8

Total liabilities	4,159	2,080

Net assets	$32,284	$16,142

Index
NOTE 6 - LONG-TERM DEBT

Long-term debt consist of the following:

	July 29, 2018	October 29, 2017

3.25% convertible senior notes due in April 2019	$57,424	$57,337

2.77% capital lease obligation payable through July 2018	469	4,639

	57,893	61,976
Current portion	(57,893)	(4,639)

	$-	$57,337

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

Our credit facility, which expires in December 2018, has a $50 million limit with an expansion capacity to $75 million, and is secured by substantially all of our assets located in the United States and common stock we own in certain of our foreign subsidiaries. The credit facility stipulates that we may not pay cash dividends on Photronics, Inc. stock, and contains the following financial covenants: minimum interest coverage ratio, total leverage ratio and minimum unrestricted cash balance, all of which we were in compliance with at July 29, 2018. We had no outstanding borrowings against the credit facility at July 29, 2018, and $50 million was available for borrowing. The interest rate on the credit facility (3.59% at July 29, 2018) is based on our total leverage ratio at LIBOR plus a spread, as defined in the credit facility. In April 2018, our credit facility was amended to change the definition of “Specified Capital Expenditures”, which is used to calculate the interest coverage ratio, and in August 2018 the credit facility was amended to allow the Company to sell, transfer, lease or otherwise dispose of its assets to a Subsidiary Guarantor.

In August 2013, we entered into a $26.4 million principal amount, five year capital lease to fund the purchase of a high-end lithography tool. Payments under the capital lease, which bears interest at 2.77%, are $0.5 million per month through July 2018. The lease is subject to a cross default with cross acceleration provision related to certain nonfinancial covenants in our credit facility. As of July 29, 2018, the total amount payable was $0.5 million, substantially all of which represented principal.

NOTE 7 - SHARE-BASED COMPENSATION

In March 2016, shareholders approved a new equity incentive compensation plan (the “Plan”), under which incentive stock options, non-qualified stock options, stock grants, stock-based awards, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and other stock or cash awards may be granted. Shares to be issued under the Plan may be authorized and unissued shares, issued shares that have been reacquired by us (in the open-market or in private transactions), shares that are being held in the treasury, or a combination thereof. The maximum number of shares of common stock approved that may be issued under the Plan is four million shares. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of Photronics. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. Total share-based compensation costs for the three and nine month periods ended July 29, 2018, were $0.8 million and $2.4 million, respectively, and $1.0 million and $2.8 million for the three and nine month periods ended July 30, 2017, respectively. The Company received cash from option exercises of $0.2 million and $3.8 million for the three and nine month periods ended July 29, 2018, respectively, and $0.1 million and $2.2 million for the three and nine month periods ended July 30, 2017, respectively. No share-based compensation cost was capitalized as part of an asset and no related income tax benefits were recorded during the periods presented.

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

There were 12,000 options granted during the three month period ended July 29, 2018, with a weighted-average grant date fair value of $2.84 per share, and there were no options granted during the three month period ended July 30, 2017. There were 264,000 share options granted during the nine month period ended July 29, 2018, with a weighted-average grant date fair value of $2.74 per share, and 348,750 share options granted during the nine month period ended July 30, 2017, with a weighted-average grant date fair value of $3.59 per share. As of July 29, 2018, the total unrecognized compensation cost related to unvested option awards was approximately $1.8 million. That cost is expected to be recognized over a weighted-average amortization period of 2.0 years.

The weighted-average inputs and risk-free rate of return ranges used to calculate the grant date fair value of options issued during the three and nine month periods ended July 29, 2018 and July 30, 2017, are presented in the following table.

	Three Months Ended		Nine Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017

Volatility	32.3%	N/A	31.7%	32.2%

Risk free rate of return	2.8%	N/A	2.2-2.8%	1.9-2.0%

Dividend yield	0.0%	N/A	0.0%	0.0%

Expected term	5.1 years	N/A	5.0 years	5.0 years

Information on outstanding and exercisable option awards as of July 29, 2018, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at July 29, 2018	2,556,645	$8.50	6.0 years	$2,789

Exercisable at July 29, 2018	1,730,655	$7.71	4.9 years	$2,716

Restricted Stock

We periodically grant restricted stock awards, the restrictions on which typically lapse over a service period of one-to-four years. The fair value of the awards is determined on the date of grant, based on the closing price of our common stock. There were no restricted stock awards granted during the three month period ended July 29, 2018 and there were 290,000 restricted stock awards granted during the nine month period ended July 29, 2018, with a weighted-average grant date fair value of $8.62 per share. There were 5,000 restricted stock awards granted during the three month period ended July 30, 2017, with a grant date fair value of $10.15, and 290,000 restricted stock awards granted during the nine month period ended July 30, 2017, with a weighted-average grant date fair value of $11.28 per share. As of July 29, 2018, the total compensation cost not yet recognized related to unvested restricted stock awards was approximately $3.3 million. That cost is expected to be recognized over a weighted-average amortization period of 2.7 years. As of July 29, 2018, there were 449,173 shares of restricted stock outstanding.

Index
NOTE 8 - INCOME TAXES

The effective tax rate of 9.4% and 7.8% for the three and nine month periods ended July 29, 2018, respectively, differ from the post U.S. Tax Reform blended statutory rate of 23.4%, primarily due to the benefit from U.S. Tax Reform (as discussed below), earnings being taxed at lower statutory rates in foreign jurisdictions, the benefit of various investment credits in a foreign jurisdiction, a tax holiday in Taiwan and the change in unrecognized tax benefits related to an audit settlement and an assessment statute expiration.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Act”), was signed into law, enacting significant changes to the United States Internal Revenue Code of 1986, as amended, that we expect to have a positive impact on our future after-tax earnings. Under ASC Topic 740 – “Income Taxes” (“ASC 740”), the effects of the new legislation are recognized in the interim and annual accounting periods that include the enactment date, which falls within our nine month period ended July 29, 2018. In December 2017, the Securities and Exchange Commission released Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations in which the accounting under ASC 740 is incomplete for certain income tax effects of the Act. We adopted SAB 118 in our first quarter of fiscal year 2018.

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

•
The Act repeals the corporate alternative minimum tax (“AMT”) for tax years beginning after December 31, 2017, and provides that existing AMT credit carryforwards are fully refundable over a four year period, starting with the tax year beginning after December 31, 2017. We have approximately $3.9 million of AMT credit carryforwards that we previously determined were not more likely than not going to be realized and, as such, established a valuation allowance for these carryforwards. The Act has changed our determination regarding the realization of the benefit of the carryforwards; accordingly, the related valuation allowance has been reversed, and a $3.7 million, net of sequestration, tax benefit has been recorded as of July 29, 2018.

•
As of January 1, 2018, the Act reduces the corporate income tax rate from a maximum 35% to a flat 21%. Our fiscal year 2018 blended statutory tax rate is approximately 23.4%, the weighted daily average rate between the pre-enactment U.S. federal statutory tax rate of 35% applicable to our 2018 fiscal year prior to the rate change effective January 1, 2018, and the post-enactment U.S. federal statutory tax rate of 21% applicable to the balance of our 2018 fiscal year. The 21% rate will be applicable to fiscal year 2019 and beyond. Under generally accepted accounting principles, we are required to revalue our deferred tax assets and liabilities utilizing the rate applicable to the period when a temporary difference will reverse. Our preliminary analysis of the two-stepped revaluation indicates that our fiscal 2018 yearend net deferred tax asset will be increased by $2.5 million, with an offsetting change in the related valuation allowance, resulting in a provisional net zero impact for the period.

•
The Act imposes a transition tax for a one-time deemed repatriation of the accumulated earnings of foreign subsidiaries. The transition tax effective rates are 15.5% on accumulated earnings held in cash (as defined by the Act), and 8% on any remaining balance. Our preliminary analysis indicates an estimated deemed repatriation transition tax of $28.4 million, the entire amount of which will be fully offset by tax credits and/or available loss carryforwards and will result in a provisional net zero impact in the period, due in part to an offsetting change in the related valuation allowance. We anticipate that future earnings of foreign subsidiaries will not be subject to U.S. federal income tax. Notwithstanding the deemed repatriation rules under the Act, we anticipate that foreign earnings will remain unremitted for purposes of continuing to fund reinvestment in foreign operations.

•
Our preliminary analysis of other provisions of the Act including, but not limited to, 100 percent bonus depreciation and changes to the limitations on the deductibility of meals and entertainment expenses, indicates that, under our current tax profile, there should be limited or no provisional impact on our 2018 yearend financial statements.

•
Based on the effective date of certain provisions, we will be subject to additional requirements of tax reform beginning in fiscal year 2019. Those provisions include a tax on global intangible low-taxed income (GILTI), a tax determined by base erosion tax benefits (BEAT) from certain payments between a U.S. corporation and foreign subsidiaries, a limitation of certain executive compensation, a deduction for foreign derived intangible income (FDII), and interest expense limitations. We have not completed our analysis of those provisions and their estimated impacts.

Index
On January 18, 2018, the Taiwan Legislature Yuan approved amendments to the Income Tax Act, enacting an increase in the corporate tax rate from 17% to 20%. Under generally accepted accounting principles, we are required to revalue our deferred tax assets and liabilities utilizing the rate applicable to the period when a temporary difference will reverse. Our analysis indicates that our Taiwan deferred tax asset will be increased and, accordingly, a net benefit of $0.2 million was reflected in our January 28, 2018 tax provision.

The 6.5% and 20.7% effective tax rates for the respective three and nine month periods ended July 30, 2017, differ from the U.S. statutory rate of 35%, primarily due to earnings being taxed at lower statutory rates in foreign jurisdictions, combined with the benefit of various investment credits in a foreign jurisdiction. Valuation allowances in jurisdictions with historic losses eliminate the tax benefit that would be recognized in these jurisdictions. We have two five-year tax holidays in Taiwan, one that expired in 2017 and the other that expires in 2019. The latter tax holiday reduced foreign taxes by $1.1 million and $1.8 million in the three and nine month periods ended July 29, 2018, respectively, and had $0.1 and $0.2 effect on earnings per share, respectively, in each period. For the three and nine month periods ended July 30, 2017, the company realized benefits from the tax holidays of $0.1 million and $0.2 million, respectively, with de minimis per share effects for these periods.

There were unrecognized tax benefits related to uncertain tax positions of $1.5 million at July 29, 2018, and $3.4 million at October 29, 2017, all of which, if recognized, would favorably impact the Company’s effective tax rate. Accrued interest and penalties related to unrecognized tax benefits were $0.1 million at July 29, 2018 and October 29, 2017. The decrease in unrecognized tax benefits during the nine month period ended July 29, 2018, resulted from the expiration of a statute of limitation and an audit settlement. Although the timing of the expirations of statutes of limitations may be uncertain, as they can be dependent upon the settlement of tax audits, we believe that it is reasonably possible that up to $0.6 million of our uncertain tax positions (including accrued interest and penalties, and net of tax benefits) may be resolved over the next twelve months. Resolution of these uncertain tax positions may result from either or both the lapses of statutes of limitations and tax settlements.

NOTE 9 - EARNINGS PER SHARE

The calculations of basic and diluted earnings per share is presented below.

	Three Months Ended		Nine Months Ended
	July 29, 2018	July 30, 2017	July 29 2018	July 30 2017

Net income attributable to Photronics, Inc. shareholders	$13,005	$4,001	$29,568	$7,745

Effect of dilutive securities:
Interest expense on convertible notes, net of tax	496	-	1,488	-

Earnings used for diluted earnings per share	$13,501	$4,001	$31,056	$7,745

Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	69,374	68,525	69,141	68,376
Effect of dilutive securities:
Convertible notes	5,542	-	5,542	-
Share-based payment awards	342	855	438	935

Potentially dilutive common shares	5,884	855	5,980	935

Weighted-average common shares used for diluted earnings per share	75,258	69,380	75,121	69,311

Basic earnings per share	$0.19	$0.06	$0.43	$0.11
Diluted earnings per share	$0.18	$0.06	$0.41	$0.11

The table below shows the outstanding weighted-average share-based payment awards that were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be anti-dilutive. The table also shows convertible notes that, if converted, would have been anti-dilutive, at July 30, 2017.

Index
	Three Months Ended		Nine Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017

Share-based payment awards	1,873	1,087	1,826	1,054
Convertible notes	-	5,542	-	5,542

Total potentially dilutive shares excluded	1,873	6,629	1,826	6,596

NOTE 10 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following tables set forth the changes in our accumulated other comprehensive income by component (net of tax of $0) for the three and nine month periods ended July 29, 2018 and July 30, 2017.

	Three Months Ended July 29, 2018
	Foreign Currency Translation Adjustments	Other	Total

Balance at April 30, 2018	$24,433	$(677)	$23,756
Other comprehensive income (loss)	(24,572)	65	(24,507)
Less: other comprehensive (income) loss attributable to noncontrolling interests	4,806	(33)	4,773

Balance at July 29, 2018	$4,667	$(645)	$4,022

	Three Months Ended July 30, 2017
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at May 1, 2017	$5,258	$(113)	$(974)	$4,171
Other comprehensive income before reclassifications	4,438	-	4	4,442
Amounts reclassified from accumulated other comprehensive income	-	32	-	32

Net current period other comprehensive income	4,438	32	4	4,474
Less: other comprehensive (income) loss attributable to noncontrolling interests	206	-	(2)	204

Balance at July 30, 2017	$9,902	$(81)	$(972)	$8,849

Index
	Nine Months Ended July 29, 2018
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at October 30, 2017	$7,627	$(48)	$(688)	$6,891
Other comprehensive income (loss) before reclassifications	(5,583)	-	86	(5,497)
Amounts reclassified from accumulated other comprehensive income	-	48	-	48

Net current period other comprehensive income (loss)	(5,583)	48	86	(5,449)
Less: other comprehensive (income) loss attributable to noncontrolling interests	2,623	-	(43)	2,580

Balance at July 29, 2018	$4,667	$-	$(645)	$4,022

	Nine Months Ended July 30, 2017
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at October 31, 2016	$(6,567)	$(177)	$(927)	$(7,671)
Other comprehensive income (loss) before reclassifications	22,205	-	(89)	22,116
Amounts reclassified from accumulated other comprehensive income	-	96	-	96

Net current period other comprehensive income (loss)	22,205	96	(89)	22,212
Less: other comprehensive (income)loss attributable to noncontrolling interests	(5,736)	-	44	(5,692)

Balance at July 30, 2017	$9,902	$(81)	$(972)	$8,849

The amortization of the cash flow hedge is included in Cost of goods sold in the condensed consolidated statements of income in all applicable periods presented.

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

The fair values of our cash and cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying value due to their short-term maturities. We did not have any other assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at July 29, 2018 or October 29, 2017.

Index
Fair Value of Financial Instruments Not Measured at Fair Value

The fair value of our convertible senior notes is a Level 2 measurement, as it is determined using inputs that were either observable market data, or could be derived from or corroborated with observable market data. These inputs included our stock price and interest rates offered on debt issued by entities with credit ratings similar to ours. The table below presents the fair and carrying values of our convertible senior notes at July 29, 2018 and October 29, 2017.

	July 29, 2018		October 29, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value

3.25% convertible senior notes due 2019	$60,260	$57,424	$67,396	$57,337

NOTE 12 - COMMITMENTS AND CONTINGENCIES

As of July 29, 2018, we had commitments outstanding for capital expenditures of approximately $181 million, nearly all of which related to the building and equipping of our China facilities.

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

Index
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”, which requires lessees to recognize right-of-use assets and corresponding liabilities for all leases with an initial term in excess of twelve months. ASU 2016-02 was required to be adopted using a modified retrospective approach, which includes a number of practical expedients, that requires leases to be measured and recognized under the new guidance at the beginning of the earliest period presented. In July 2018, the FASB issued ASU 2018-11 “Targeted Improvements”, which allows the new leases standard to be initially applied at the adoption date through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. These ASUs are effective for Photronics, Inc. in the first quarter of fiscal year 2020, with early application permitted. We are currently evaluating the effect that these ASUs will have on our consolidated financial statements.

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

We will adopt the new revenue and related guidance using the modified retrospective approach, and anticipate that the adoption of this ASU will result in the accelerated recognition of certain revenue streams as, upon adoption of this Update, substantially all of our work-in process and finished goods inventory will be considered to represent promised goods transferred to our customers, requiring us to recognize consideration for those transferred goods in amounts we expect to be entitled to receive in exchange for them. We do not expect the acceleration of revenue will have a material effect on our consolidated financial statements.

Index
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s discussion and analysis (“MD&A”) of the Company’s financial condition, results of operations and outlook should be read in conjunction with its condensed consolidated financial statements and related notes. Various segments of this MD&A contain forward-looking statements, all of which are presented based on current expectations, which may be adversely affected by uncertainties and risk factors (presented throughout this filing and in the Company’s Annual Report on Form 10-K for the fiscal 2017 year), that may cause actual results to materially differ from these expectations.

We sell substantially all of our photomasks to semiconductor and Flat Panel Display (“FPD”) designers and manufacturers. Photomask technology is also being applied to the fabrication of other higher performance electronic products such as photonics, micro-electronic mechanical systems and certain nanotechnology applications. Our selling cycle is tightly interwoven with the development and release of new semiconductor and FPD designs and applications, particularly as they relate to the microelectronic industry’s migration to more advanced product innovation, design methodologies and fabrication processes. We believe that the demand for photomasks primarily depends on design activity rather than sales volumes from products manufactured using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. However, the reduced use of customized Integrated Circuits (“ICs”), reductions in design complexity, other changes in the technology or methods of manufacturing or designing semiconductors, or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks ‒ even if the demand for semiconductors and FPDs increases. Advances in semiconductor, FPD and photomask design and semiconductor and FPD production methods that shift the burden of achieving device performance away from lithography could also reduce the demand for photomasks. Historically, the microelectronic industry has been volatile, experiencing periodic downturns and slowdowns in design activity. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices.

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

In the third quarter of fiscal 2018, the Company’s Board of Directors authorized the repurchase of up to $20 million of its common stock, to be effectuated in open-market transactions or in accordance with a repurchase plan under rule 10b5-1 of the Securities Act of 1933 (as amended). The share repurchase program commenced on July 10, 2018, and will expire no later than July 7, 2019. As of July 29, 2018, we had repurchased 0.8 million shares at a cost of $6.8 million (an average price of $8.72 per share), $0.9 million of which was pending settlement at that date. The volume of shares repurchased are subject to market conditions and our continual evaluation of the optimal use of cash.

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

Index
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

Material Changes in Results of Operations
Three and Nine Months ended July 29, 2018 and July 30, 2017

The following table presents selected operating information expressed as a percentage of revenue.

	Three Months Ended			Nine Months Ended
	July 29, 2018	April 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(73.9)	(74.9)	(80.5)	(75.4)	(80.3)

Gross profit	26.1	25.1	19.5	24.6	19.7
Selling, general and administrative expenses	(9.2)	(10.4)	(10.4)	(9.7)	(10.1)
Research and development expenses	(1.9)	(2.9)	(4.4)	(2.7)	(3.7)

Operating income	15.0	11.8	4.7	12.2	5.9
Other income (expense), net	1.0	2.5	(0.1)	0.2	(1.8)

Income before income taxes	16.0	14.3	4.6	12.4	4.1
Income tax provision	(1.5)	(2.7)	(0.3)	(1.0)	(0.8)

Net income	14.5	11.6	4.3	11.4	3.3
Net (income) loss attributable to noncontrolling interests	(5.0)	(3.4)	(0.7)	(3.8)	(1.0)

Net income attributable to Photronics, Inc. shareholders	9.5%	8.2%	3.6%	7.6%	2.3%

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three months ended July 29, 2018 (Q3 FY18), April 29, 2018 (Q2 FY18) and July 30, 2017 (Q3 FY17) and for the nine months ended July 29, 2018 (YTD FY18) and July 30, 2017 (YTD FY17), in millions of dollars.

Index
Revenue

The following tables present revenue changes by product type and technology level:

	Q3 FY18 Compared with Q2 FY18			Q3 FY18 Compared with Q3 FY17		YTD FY18 Compared with YTD FY17
	Revenue in Q3 FY18	Percent Change	Increase (Decrease)	Percent Change	Increase (Decrease)	Revenue in YTD FY18	Percent Change	Increase (Decrease)
IC
High-end	$46.1	11.2%	$4.6	94.2%	$22.4	$120.9	76.3%	$52.3
Mainstream	61.2	0.6%	0.4	(0.4)%	(0.3)	184.3	(0.7)%	(1.3)

Total IC	$107.3	4.9%	$5.0	25.9%	$22.1	$305.2	20.1%	$51.0

FPD
High-end	$17.0	(6.4)%	$(1.2)	1.8%	$0.3	$54.1	6.5%	$3.3
Mainstream	12.1	17.4%	1.8	24.9%	2.4	31.3	26.7%	6.6

Total FPD	$29.1	2.2%	$0.6	10.3%	$2.7	$85.4	13.1%	$9.9

Total Revenue	$136.4	4.3%	$5.6	22.2%	$24.8	$390.6	18.5%	$60.9

In the first quarter of fiscal 2018, we changed the threshold for the definition of high-end IC, from 45 nanometer or smaller to 28 nanometer or smaller, to reflect the overall advancement of technology in the semiconductor industry. All comparisons to prior period results in this MD&A reflect this modification. Our definition of high-end FPD products remains as G8 and above and active matrix organic light-emitting diode (AMOLED) display screens. High-end photomasks typically have higher ASPs (“average selling prices”) than mainstream products.

Our quarterly revenues can be affected by the seasonal purchasing tendencies of our customers. As a result, demand for our products is typically negatively impacted during the first, and sometimes the second, quarters of our fiscal year by the North American, European, and Asian holiday periods, as some of our customers reduce their development and/or their buying activities during those periods.

The following tables compare revenue in Q3 FY18 with revenue in Q2 FY18 and Q2 FY17, and revenue YTD FY18 with YTD FY17 by geographic area:

	Q3 FY18 with Q2 FY18			Q3 FY18 with Q3 FY17		YTD FY18 with YTD FY17
	Revenue in Q3 FY18	Percent Change	Increase (Decrease)	Percent Change	Increase (Decrease)	Revenue in YTD FY18	Percent Change	Increase (Decrease)

Taiwan	$62.1	10.8%	$6.0	41.1%	$18.1	$174.7	31.6%	$42.0
Korea	37.2	3.1%	1.1	16.3%	5.2	106.3	14.1%	13.1
United States	27.7	(5.0)%	(1.5)	6.6%	1.7	81.9	8.4%	6.4
Europe	8.6	(2.4)%	(0.1)	(4.2)%	(0.4)	25.8	(2.2)%	(0.6)
Other	0.8	18.5%	0.1	20.4%	0.2	1.9	0.8%	-

	$136.4	4.3%	$5.6	22.2%	$24.8	$390.6	18.5%	$60.9

Revenue increased 4.3% in Q3 FY18 compared with Q2 FY18, as a result of high-end IC and mainstream FPD growth. High-end IC revenue increased 11.2% from Q2 FY18, due to growth in both logic and memory from healthy foundry and captive demand across Asia. We believe this trend will continue into Q4, and demand will keep revenues at least at current levels. FPD revenue increased 2.2% from Q2 FY18 due to increased demand from masks used for displays on mobile applications, specifically LTPS and AMOLED displays. We classify LTPS as mainstream due to the mask size, even though the circuit geometries are similar to AMOLED. Our LTPS revenues are on the rise because of recent widespread adoption of LTPS by smart phone manufacturers. LTPS currently offers most of the performance at one third the price of AMOLED, and as a result has gained significant market share. We believe that as the price gap between LTPS LCD and AMOLED narrows, LTPS equipped phones will eventually transition to AMOLED. Meanwhile, AMOLED for mobile also increased as that market grew and we began to ship product from our new P-800 mask writer in Korea, fortifying our technology leadership in this sector. Despite improved AMOLED revenue, high-end was down sequentially as we pivot away from G8.5 panels used for large-format TVs.

Index
Revenue increased 22.2% in Q3 FY18 compared with Q3 FY17, primarily as a result of high-end IC growth nearly doubling from the prior year’s quarter, as well as a significant increase in revenue from mainstream FPD products. Total IC revenue increased 25.9% from Q3 FY17, due to growth in both logic and memory, from the healthy foundry and captive demand across Asia. IC mainstream decreased 0.4%, as demand was slightly softer. FPD revenue increased 10.3% from Q3 FY17 due to better demand across our products and markets, particularly mobile displays.

Revenue increased 18.5% in YTD Q3 2018 compared with YTD Q3 2017, primarily as a result of high-end IC growth. High-end IC revenue increased 76.3% from YTD 2017, due to growth in both logic and memory from the healthy foundry and captive demand across Asia. IC mainstream decreased 0.7%, as demand was slightly softer. FPD revenue increased 13.1% due to better demand across our products and markets.

We believe there is potential for the favorable demand trend we have experienced throughout 2018 to continue through the fourth quarter, as we expect growth to continue across most of our high-end IC and mainstream markets. Our two China facilities are expected to begin production in the first half of 2019, and we anticipate that our sales and revenue will increase when they come online

Gross Profit

	Three Months Ended					Nine Months Ended
	Q3 FY18	Q2 FY18	Percent Change	Q3 FY17	Percent Change	YTD FY18	YTD FY17	Percent Change

Gross profit	$35.6	$32.8	8.5%	$21.7	63.9%	$96.1	$64.9	48.1%
Gross margin	26.1%	25.1%		19.5%		24.6%	19.7%

The increases in gross profit and gross margin in Q3 FY18 from Q2 FY18 were predominantly the result of increased revenue. A modest (2.9%) increase in cost of goods sold was primarily the result of increased material costs (including costs incurred from contracted manufacturers) associated with the increase in revenue.

Unit sales increases of high-end and mainstream IC and FPD products in Q3 FY18 increased gross profit and gross margin from the prior year’s quarter, with increased volume of high-end IC products being the greatest contributor to the increase. Cost of goods sold increased 12.2%, primarily as a result of increased material costs (including costs incurred from contracted manufacturers) and increased compensation expenses that were the result of the increased sales volume.

Unit sales increases of high-end and mainstream IC products YTD FY18 increased gross profit and gross margin from YTD FY17. Cost of goods sold increased 11.2%, primarily as a result of increased material costs (including costs incurred from contracted manufacturers) and increased compensation expenses associated with the increased sales volume. As we operate in a high fixed cost environment, increases or decreases in our revenues and utilization generally positively or negatively impact our gross profit and gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.1 million, or 8.3%, to $12.5 million in Q3 FY18, from $13.6 million in Q2 FY18, primarily due to performance-related compensation expenses incurred in Q2 FY18 and decreased selling expenses. Selling, general and administrative expenses increased in Q3 FY18 by $0.9 million, or 7.4%, from $11.6 million in Q3 FY17, primarily as a result of increased freight expenses and increased travel expenses which primarily resulted from activities related to our expansion into China. On a year-to-date basis, selling, general and administrative expenses increased $4.5 million, or 13.4%, to $37.9 million from $33.4 million. This increase was primarily the result of: increased performance-related compensation costs, freight expenses, professional services fees, and travel expenses, most of which increased as a result of activities related to our expansion into China.

Research and Development

In the U.S., research and development expenses consist of development efforts related to high-end process technologies for 28nm and smaller IC nodes. In Asia, in addition to the focus on high-end IC technology nodes, G8 and above FPD and AMOLED applications are also under development.

Index
Research and development expense decreased $1.2 million, or 30.5%, from Q2 FY18, primarily as a result of decreased expenditures and related activities in both the U.S. and Asia. Research and development decreased $2.2 million, or 44.9% from Q3 FY17, primarily driven by decreased expenditures in the U.S., which was somewhat offset by increased expenditures in Korea, with the increase primarily relating to FPD products. On a year-to-date basis, research and development expense decreased $1.4 million, or 12.0%, as increased expenditures in Korea somewhat offset decreased spending in the U.S. and Taiwan.

Other Income (Expense), net

	Three Months Ended			Nine Months Ended
	Q3 FY18	Q2 FY18	Q3 FY17	YTD FY18	YTD FY17

Interest income and other income (expense), net	$2.0	$3.9	$0.4	$2.3	$(4.2)
Interest expense	(0.6)	(0.6)	(0.5)	(1.7)	(1.6)

Other income (expense), net	$1.4	$3.3	$(0.1)	$0.6	$(5.8)

Interest income and other income (expense), net decreased from Q2 FY18 by $1.9 million primarily due to less favorable foreign currency exchange gains in Q3 FY18, in addition to gains of $0.6 million recognized on the sale of certain assets in Q2 FY18. Foreign currency exchange gains in Q3 FY18 also contrasted with losses experienced in the prior year quarter, with a favorable net effect of $1.3 million on this element.

On a year-to-date basis, interest income and other income (expense), net increased as a result of $4.4 million of more favorable foreign currency exchange effect, Q3 FY18 gains on the sale of certain assets, and incentives of $0.3 million we received related to construction of our new FPD facility in China.

Income Tax Provision

	Three Months Ended			Nine Months Ended
	Q3 FY18	Q2 FY18	Q3 FY17	YTD FY18	YTD FY17

Income tax provision	$2.1	$3.5	$0.3	$3.8	$2.8
Effective income tax rate	9.4%	18.8%	6.5%	7.8%	20.7%

The effective income tax rate is sensitive to the jurisdictional mix of earnings, due, in part, to non-recognition of tax benefits on losses in jurisdictions with valuation allowances.

The effective income tax rate in Q3 FY18, compared with Q2 FY18, decreased primarily due to the Q3 FY18 nonrecurring tax benefits ($0.9 million) related to a settlement with the tax authority in a non-U.S. jurisdiction and the expiration of the statute of limitations ($1.1 million) in the same jurisdiction, and an increased benefit ($1.1 million) from the tax holiday in Taiwan. The effective income tax rate increased in Q3 FY18, compared with Q3 FY17, primarily due to a lower percentage of income before taxes generated in jurisdictions where the Company incurs losses for tax purposes that, due to offsetting valuation allowances, did not result in the recognition of tax benefits. The increase was partially offset by the previously noted Q3 FY18 nonrecurring tax benefits related to the settlement with the tax authority, statute of limitations expiration, and increased tax holiday.

The effective income tax rate decreased in YTD FY18, compared with YTD FY17, primarily due to nonrecurring tax benefits ($4.2 million) related to tax reform in the U.S. and Taiwan, increased nonrecurring tax benefits ($0.5 million) related to a settlement with the tax authority in a non-U.S. jurisdiction and the expiration of the statute of limitations ($0.3 million) in the same jurisdiction, and an increased benefit ($1.6 million) from the previously mentioned tax holiday in Taiwan, which were partially offset by a lower percentage of income before taxes generated in jurisdictions where the Company incurs losses for tax purposes that, due to valuation allowances, did not result in the recognition of tax benefits.

Net (Income) Loss Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $6.8 million in Q3 FY18, an increase of $2.3 million and an increase of $6.0 million from Q2 FY18 and Q3 FY17, respectively. Year-to-date, noncontrolling interests’ share increased $11.9 million from YTD FY17. The changes from all comparative periods were due to changes in net income at our IC manufacturing facility in Taiwan, in which we hold a 50.01% ownership interest.

Index
Liquidity and Capital Resources

Our working capital at the end of Q3 FY18 was $346.1 million, compared with $367.3 million at the end of fiscal year 2017. The decrease is primarily attributable to the reclassification of our $57.5 million principal amount senior convertible notes as current status, which was somewhat offset by increased accounts receivable and inventory balances, reflecting the increased operations activity from the end of fiscal year 2017. Cash and cash equivalents increased in fiscal year 2018 by $24.7 million from $308.0 million at October 29, 2017. Net cash provided by operating activities was $87.0 million in YTD FY18, compared with $73.8 million in YTD FY17. Increased net income exceeded decreases resulting from changes in operating accounts. Increased accounts receivable balance resulting from increased revenue in fiscal year 2018 was the most significant contributor to the change. Noncash expenses did not change significantly from the prior year. Net cash used in investing activities was $63.9 million in YTD FY18, an increase of $19.5 million from the $44.5 million used in YTD FY17. The increase was primarily attributable to increased capital expenditures of $25.6 million principally related to our expansion into China; the increase attributable to higher capital expenditures was partially offset by cash of $5.4 million used to acquire a business in YTD FY17 that was not repeated in YTD FY18. Net cash flows from financing activities increased from funds used of $9.9 million in YTD FY17 to $2.7 million provided in YTD FY18, primarily due to the receipt of $18.0 million from a noncontrolling interest for their investment in our recently established joint venture in China and increased proceeds received from share-based arrangements, partially offset by the payment of a dividend to the noncontrolling interest of our IC facility in Taiwan of $8.2 million and $6.8 million used to acquire our common stock under a share repurchase program.

As of July 29, 2018 and October 29, 2017, total cash and cash equivalents included $204 million and $190.0 million, respectively, held by our foreign subsidiaries.

Our credit facility, which expires in December 2018, has a $50 million limit with an expansion capacity to $75 million, and is secured by substantially all of our assets located in the United States and common stock we own in certain of our foreign subsidiaries. The credit facility stipulates that we may not pay cash dividends on Photronics, Inc. stock, and contains the following financial covenants: minimum interest coverage ratio, total leverage ratio and minimum unrestricted cash balance, all of which we were in compliance with at July 29, 2018. We had no outstanding borrowings against the credit facility at July 29, 2018, and $50 million was available for borrowing. The interest rate on the credit facility (3.59% at July 29, 2018) is based on our total leverage ratio at LIBOR plus a spread, as defined in the credit facility. In April 2018, our credit facility was amended to change the definition of “Specified Capital Expenditures”, which is used to calculate the interest coverage ratio, and in August 2018 the credit facility was amended to allow the Company to sell, transfer, lease or otherwise dispose of its assets to a Subsidiary Guarantor.

As of July 29, 2018, we had capital commitments outstanding of approximately $181 million, nearly all of which related to building and equipping of our China facilities (discussed below). We intend to finance our capital expenditures with our working capital, cash generated from operations, and, if necessary, additional borrowings. We have entered into a joint venture that is constructing an IC facility in China with an estimated total investment of $160 million. Our remaining funding commitment for the joint venture is approximately $62 million which we will fulfill over the next several quarters. We have also commenced construction of an FPD facility in China, in which, to date, we have invested $26 million, and will invest an additional $134 million over the next several years. We believe that our cash on hand, cash generated from operations and amounts available to borrow will be sufficient to meet our cash requirements for the next twelve months. We regularly review the availability and terms at which we might issue additional equity or debt securities in the public or private markets. However, we cannot assure that additional sources of financing would be available to us on commercially favorable terms, should our capital requirements exceed our existing cash, cash generated by operations, and cash available under our credit facility.

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

Index
Off-Balance Sheet Arrangements

In January 2018, Photronics, through its wholly-owned Singapore subsidiary, and DNP, through its wholly-owned subsidiary, “DNP Asia Pacific PTE, Ltd.” entered into a joint venture under which DNP obtained a 49.99% interest in our IC business in Xiamen, China. The joint venture, known as “Photronics DNP Mask Corporation Xiamen” (“PDMCX”), was established to develop and manufacture photomasks for leading edge and advanced generation semiconductors. Under the Joint Venture Operating Agreement of Photronics DNP Mask Corporation Xiamen (“the Agreement”), DNP is afforded, under certain circumstances, the right to put its interest in PDMCX to Photronics. These circumstances include disputes regarding the strategic direction of PDMCX that arise after the initial two year term of the Agreement that cannot be resolved between the two parties. In addition, both Photronics and DNP have the option to purchase, or put, their interest from, or to, the other party, should their ownership interest fall below 20% for a period of more than six consecutive months. Under all such circumstances, the sales of ownership interests would be at the exiting party’s ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance. Should DNP exercise an option to put their, or purchase our, interest in PDMCX we may, depending on the relationship of the fair and book value of the net assets of PDMCX, incur a loss. As of July 29, 2018, Photronics and DNP each had net investments in PDMCX of $16.1 million.

We lease certain office facilities and equipment under operating leases that may require us to pay taxes, insurance and maintenance expenses related to the properties. Certain of these leases contain renewal or purchase options exercisable at the end of the lease terms.

Business Outlook

A majority of our revenue growth is expected to continue to come from the Asian region, predominantly in China. In response to this expectation, we have entered into a joint venture that will complete the construction of an IC research and development and manufacturing facility in Xiamen, China, in late 2018. Production is anticipated to begin at this facility during the first half of 2019. In addition, in August 2017, we entered into an investment agreement to construct an FPD manufacturing facility in Hefei, China. Construction of this facility commenced in Q1 FY18, and production there is anticipated to begin during the first half of 2019.

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

Our future results of operations and the other forward-looking statements contained in this filing involve a number of risks and uncertainties. While various risks and uncertainties were discussed in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended October 29, 2017, a number of other unforeseen factors could cause actual results to differ materially from our expectations.

Effect of Recent Accounting Pronouncements

See “Item 1. Condensed Consolidated Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 13 – Recent Accounting Pronouncements” for recent accounting pronouncements that may affect the Company’s financial reporting.

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

We attempt to minimize our risk of foreign currency transaction losses by producing products in the same country in which the products are sold (thereby generating revenues and incurring expenses in the same currency), and by managing our working capital. However, in some instances, we sell and collect for products in a currency other than the functional currency of the country where the products are produced, or purchase products in a currency that differs from the functional currency of the purchasing entity. For example, we are currently shipping a significant quantity of photomasks into China, while our China facilities are under construction. There can be no assurance that this approach will protect us from the need to recognize significant foreign currency transaction gains and losses, especially in the event of a significant adverse movement in the value of any foreign currency in which we conduct business against any of our functional currencies, including the U.S. dollar.

Index
As of July 29, 2018, a 10% adverse movement in the value of currencies different than the functional currencies of our subsidiaries would have resulted in a net unrealized pre-tax loss of $6.0 million, which represents a decrease of $1.1 million from April 29, 2018. The decrease is primarily the result of decreased exposures of the U.S. dollar to the New Taiwan dollar, which was somewhat offset by increased exposures of the U.S. dollar to the South Korean won. As of July 29, 2018, the same adverse movement would represent a decrease of $6.9 million from October 29, 2017, which is primarily the result of decreased U.S. dollar and Japanese yen denominated exposures in Taiwan, and decreased exposure to U.S. dollar denominated exposures in China.

Interest Rate Risk

At July 29, 2018, we did not have any variable rate borrowings. A 10% change in interest rates would not have had a material effect on our consolidated financial position, results of operations, or cash flows in the three month or nine month periods ended July 29, 2018.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the third quarter of fiscal year 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II.          OTHER INFORMATION

Item 1A.	RISK FACTORS

The General Data Protection Regulation (GDPR), which went into effect in the European Union (EU) on May 25, 2018, applies to the collection, use, retention, security, processing, and transfer of personally identifiable information of residents of EU countries. The GDPR created a range of new compliance obligations, and imposes significant fines and sanctions for violations. It is possible that the GDPR may be interpreted or applied in a manner that is adverse to us, unforeseen by us, or otherwise inconsistent with our practices; or that we may otherwise fail to construe its requirements in ways that are satisfactory to the EU authorities.

Any failure or perceived failure by us to comply with the GDPR, or with any applicable regulatory requirements or orders, including but not limited to privacy, data protection, information security, or consumer protection-related privacy laws and regulations, in one or more jurisdictions within the EU or elsewhere, could: result in proceedings or actions against us by governmental entities or individuals; subject us to significant fines, penalties, and/or judgments; require us to change our business practices; limit access to our products and services in certain countries, or otherwise adversely affect our business, as we would be at risk to lose both customers and revenue, and incur substantial costs.

There have been no other material changes to risks relating to our business as disclosed in Part 1, Item 1A of our Form 10-K for the year ended October 29, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In July 2018, the Company’s Board of Directors authorized the repurchase of up to $20 million of its common stock, to be effectuated in open-market transactions or in accordance with a repurchase plan under rule 10b5-1 of the Securities Act of 1933 (as amended). The share repurchase program commenced on July 10, 2018, and will expire no later than July 7, 2019. As of July 29, 2018, we had repurchased 0.8 million shares at a cost of $6.8 million (or $8.72 per share), $0.9 million of which was pending settlement at that date. The table below presents activity under this share repurchase program.

	Total Number of Shares Purchased (in millions)	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased (in millions)

Period

July 10, 2018 – July 29, 2018	0.8	$8.72	0.8	$13.2

Index
Item 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description

10.37	Amendment No.4 dated as of August 17, 2018 to the Third Amended and Restated Credit Agreement dated as of December 5, 2013.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ JOHN P. JORDAN
JOHN P. JORDAN
Senior Vice President
Chief Financial Officer
(Principal Accounting Officer/
Principal Financial Officer)

Date:  September 6, 2018