Form 10-K
period 2018-10-31
PHOTRONICS INC
filed 2018-12-21
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2018

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
Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes  ☐ No ☒

As of April 29, 2018, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $534,704,024 (based upon the closing price of $7.80 per share as reported by the NASDAQ Global Select Market on that date).

As of December 13, 2018, 66,987,737 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2019 Annual Meeting of Shareholders to be held on March 25, 2019	Incorporated into Part III of this Form 10-K

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Photronics, Inc. (“Photronics”, the “Company”, “we”, “our”, or “us”). These statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be identified by words like “expect,” “anticipate,” “believe,” “plan,” “project,” “could,” “estimate,” “intend,” “may,” “will” and similar expressions, or the negative of such terms, or other comparable terminology. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this annual report on Form 10-K or in other documents filed with the Securities and Exchange Commission in press releases or in the Company’s communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls regarding, among other things, the consummation and benefits of transactions, joint ventures, business combinations, divestitures and acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. Various factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements expressed or implied by forward-looking statements. Factors that might affect forward-looking statements include, but are not limited to, overall economic and business conditions; economic and political conditions in international markets; the demand for the Company’s products; competitive factors in the industries and geographic markets in which the Company competes; the timing of orders received from customers; the gain or loss of significant customers; competition from other manufacturers; changes in accounting standards; federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); changes in the jurisdictional mix of our earnings and changes in tax laws and rates; interest rate and other capital market conditions, including changes in the market price of the Company’s securities; foreign currency exchange rate fluctuations; changes in technology; technology or intellectual property infringement, including cybersecurity breaches, and other innovation risks; unsuccessful or unproductive research and development or capital expenditures; the timing, impact, and other uncertainties related to transactions and acquisitions, divestitures, business combinations, and joint ventures as well as decisions the Company may make in the future regarding the Company’s business, capital and organizational structures and other matters; the seasonal and cyclical nature of the semiconductor and flat panel display industries; management changes; changes in laws and government regulation impacting our operations or our products, including laws relating to export controls and import laws, rules and tariffs; the occurrence of regulatory proceedings, claims or litigation; damage or destruction to the Company’s facilities, or the facilities of its customers or suppliers, by natural disasters, labor strikes, political unrest, or terrorist activity; the ability of the Company to (i) place new equipment in service on a timely basis; (ii) obtain additional financing; (iii) achieve anticipated synergies and cost savings; (iv) fully utilize its tools; (v) achieve desired yields, pricing, product mix, and market acceptance of its products and (vi) obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements, except as otherwise required by securities and other applicable laws.

PART I

ITEM 1.	BUSINESS

General

Photronics, Inc. (and its subsidiaries, collectively referred to herein as “Photronics”, the “Company”, “we”, “our”, or “us”) is one of the world’s leading manufacturers of photomasks, which are high precision photographic quartz or glass plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays (“FPDs”), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel display substrates during the fabrication of integrated circuits (“ICs” or “semiconductors”) and a variety of FPDs and, to a lesser extent, other types of electrical and optical components. We currently operate principally from nine manufacturing facilities; two of which are located in Europe, three in Taiwan, one in Korea and three in the United States. We are building two manufacturing facilities in China and anticipate production to begin at these facilities during the first half of 2019.

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

The majority of IC photomasks produced for the semiconductor industry employ geometries larger than 28 nanometers. At these geometries, we can produce full lines of photomasks and there is no significant technology employed by our competitors that is not also available to us. We are also capable of producing full lines of photomasks for high-end IC and FPD applications. In the case of ICs, this includes photomasks at and below the 28 nanometer technology node and, for FPDs, at and above the Generation 8 technology node and active-matrix organic light-emitting diode (AMOLED) display screens. We hold customer-qualified manufacturing capability and own, or have access to, technology that enables us to compete in the high-end markets that serve IC and FPD applications.

Sales and Marketing

The market for photomasks primarily consists of domestic and non-US semiconductor and FPD manufacturers and designers. Photomasks are manufactured by independent merchant manufacturers like Photronics, and by semiconductor and FPD manufacturers that produce photomasks for their own use (captive manufacturers). In some instances, captive manufacturers also sell to other semiconductor or FPD manufacturers. Previously there was a trend towards the divesture or closing of captive photomask operations by semiconductor manufacturers and an increase in the share of the market served by independent manufacturers. This trend was driven by the increased complexity and cost of capital equipment used in manufacturing photomasks and the lack of economy of scale for many semiconductor and FPD manufacturers to effectively utilize the equipment. However, more recently, some captive mask facilities have been investing at faster rates than independent manufacturers to reach certain roadmap milestones, particularly in the foundry logic and memory spaces. Nevertheless, most captive manufacturers maintain business and technology relationships with independent photomask manufacturers for ongoing support.

Generally, Photronics and each of its customers engage in a qualification and correlation process before one becomes an approved supplier. Thereafter, based on the customer’s expectations, we typically negotiate pricing parameters for a customer’s order. Some prices may remain in effect for an extended period of time. In many instances, we enter into sales arrangements with an understanding that, as long as our performance is competitive, we will receive a specified percentage of that customer’s photomask requirements.

We conduct our sales and marketing activities primarily through a staff of full-time sales personnel and customer service representatives who work closely with the Company’s management and technical personnel. We support non-US customers through both our domestic and foreign facilities. We consider our presence in non-US markets to be an important factor in attracting new customers, as it provides global solutions to our customers, minimizes delivery time, and allows us to serve customers that utilize manufacturing foundries outside of the United States, principally in Asia. See Note 13 to our consolidated financial statements for the amount of revenue and long-lived assets attributable to each of our geographic areas of operations.

Customers

We sell our products primarily to leading semiconductor and FPD manufacturers. During fiscal year 2018, we sold our products to approximately 600 customers. Revenue from Samsung Electronics Co. Ltd. accounted for approximately 16%, 16% and 19% of our total revenues, and revenue from United Microelectronics Corp. Co. Ltd. accounted for approximately 15%, 16% and 17% of our total revenues in fiscal years 2018, 2017 and 2016, respectively. Our five largest customers, in the aggregate, accounted for approximately 47%, 43% and 50% of our revenue in fiscal years 2018, 2017 and 2016, respectively. A significant decrease in the amount of revenue from any of these customers could have a material adverse effect on our financial performance and business prospects.

Seasonality

Our business is typically impacted during the first, and sometimes the second, quarter of our fiscal year by the North American, European, and Asian holiday periods, as some customers reduce their development and buying activities during those periods.

Research and Development

We conduct research and development activities for IC photomasks at our U.S. nanoFab, which is located in Boise, Idaho, as well as at PK, Ltd. (“PKL”), our subsidiary in Korea and Photronics DNP Mask Corporation (“PDMC”), one of our subsidiaries in Taiwan. Research and development for FPD photomasks is conducted at PKL. Additionally, we conduct site-specific research and development programs to support strategic customers. These research and development programs and activities are undertaken to advance our competitiveness in technology and manufacturing efficiency. We also conduct application-oriented research and development activities to support the early adoption of new photomask or supporting data and services technology into our customers’ applications. Currently, research and development photomask activities for ICs are focused on masks with wafer geometrics of 20 nanometer node and below and, for FPDs, on Generations 8 and 10.5+ substrate size mask process enhancements and mask technology for complex FPD masks used in the manufacture of advanced mobile displays, such as AMOLED. We believe these core competencies will continue to be a critical part of semiconductor and FPD manufacturing, as optical lithography continues to scale capabilities on high-end devices. We incurred research and development expenses of $14.5 million, $15.9 million, and $21.7 million in fiscal years 2018, 2017, and 2016, respectively. It is our belief that we own, control, or license the proprietary information, including trade secrets and patents, that is necessary for our business, as it is presently conducted. We also believe that our intellectual property and trade secret know-how will continue to be important to our maintaining technical leadership in the field of photomasks.

On May 5, 2016, we sold our investment in MP Mask to Micron for $93.1 million and recorded a gain on the sale of $0.1 million, which is included in interest income and other income (expense) in our 2016 consolidated statements of income. On that same date a supply agreement commenced between Photronics and Micron, which provided that we would be the majority outsourced supplier of Micron’s photomasks and related services. The supply agreement had a one year term, and expired in May 2017. Photronics has unlimited rights to use the technology it acquired under its prior technology license agreement.

Patents and Trademarks

We have ownership interests in approximately 42 issued U.S. patents. The subject matter of these patents, which are registered in various countries, generally relates to the manufacture of IC photomasks or the use of photomasks to manufacture other products. The expiration dates of these patents range from 2019 to 2034. We also have a number of trademarks and trademark registrations in the United States and in other countries.

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

International Operations

Revenues from our non-U.S. operations were approximately 79%, 77% and 76% of our total revenues in fiscal 2018, 2017 and 2016, respectively. We believe that our ability to serve non-US markets is enhanced by our having, among other things, a local presence in the markets that we serve. This requires significant investments in financial, managerial, operational, and other resources.

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

Competition

The photomask industry is highly competitive, and most of our customers utilize multiple photomask suppliers. Our ability to compete depends primarily upon the consistency of our product quality, timeliness of delivery, competitive pricing, technical capability, and service, which we believe are the principal factors considered by customers in selecting their photomask suppliers. An inability to meet these requirements could adversely affect our financial condition, results of operations and cash flows. We also believe that geographic proximity to customers is an important factor in certain markets where cycle time from order to delivery is critical. While some of our competitors may have greater financial, technical, sales, marketing or other resources than Photronics, we believe that we are able to compete effectively because of our dedication to customer service, investments in state-of-the-art photomask equipment and facilities, and experienced technical employees.

We estimate that, for the types of photomasks we manufacture (IC and FPD), the size of the total market (captive and merchant) is approximately $4.7 billion. Our competitors include Compugraphics International, Ltd., Dai Nippon Printing Co., Ltd (outside of Taiwan and China), Hoya Corporation, SK-Electronics Co. Ltd., Taiwan Mask Corporation, Toppan Printing Co., Ltd., Supermask Co. Ltd., and Chengdu NeWay Photomask Making Co., Ltd. We also compete with semiconductor and FPD manufacturers’ captive photomask manufacturing operations that supply photomasks for internal use and, in some instances, also for external customers and foundries. We expect to face continued competition which, in the past, has led to pressure to reduce prices. We believe the pressure to reduce prices, together with the significant investment required in capital equipment to manufacture high-end photomasks, has contributed to the decrease in the number of independent manufacturers, and we expect such pressure to continue in the future.

Employees

As of October 31, 2018, we had approximately 1,575 employees. We believe we offer competitive compensation and other benefits, and that our employee relations are good.

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

Any failure, or perceived failure, by us to comply with the GDPR, or with any applicable regulatory requirements or orders, including but not limited to privacy, data protection, information security, or consumer protection-related privacy laws and regulations, in one or more jurisdictions within the EU or elsewhere, could: result in proceedings or actions against us by governmental entities or individuals; subject us to significant fines, penalties, and/or judgments; require us to change our business practices; limit access to our products and services in certain countries, or otherwise adversely affect our business, as we would be at risk to lose both customers and revenue, and incur substantial costs.

The risk of loss of the Company’s intellectual property, trade secrets or other sensitive business or customer confidential information or disruption of operations due to breaches of cybersecurity could negatively impact the Company’s financial results.

Cyber-attacks or security breaches could compromise confidential, business critical information, cause a disruption in the Company’s operations or harm the Company’s reputation. The Company has important assets, including intellectual property, trade secrets and other sensitive, business critical and/or confidential information. While the Company has a comprehensive cybersecurity program that is continuously reviewed, maintained and upgraded, a significant cyber-attack could result in the loss of critical business or confidential information and/or could negatively impact operations, which could have a negative impact on the Company’s financial results.

Our dependency on the microelectronics industry, which as a whole is volatile, could have a negative material impact on our business.

We sell substantially all of our photomasks to semiconductor or flat panel display designers, manufacturers and foundries, as well as to other high performance electronics manufacturers. We believe that the demand for photomasks depends primarily on design activity rather than sales volume from products using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. In addition, the reduced use of customized ICs, a reduction in design complexity, other changes in the technology or methods of manufacturing or designing semiconductors or FPDs, or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks – even if the demand for semiconductors and FPDs increases. Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices with a concomitant effect on revenue and profitability.

We may, in the future, incur net losses.

Although we have been profitable since fiscal 2010, we have, in the past, incurred net losses. We cannot provide assurance that we will not incur net losses in the future.

We have a high level of fixed costs.

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

Our customers generally order photomasks on an as-needed basis, and our revenue in any quarter is dependent on orders received during that quarter. Since we operate with little backlog, and the rate of new orders may vary significantly from quarter-to-quarter, our capital expenditures and, to some extent, expense levels are based primarily on sales forecasts and technological advancements in photomask manufacturing equipment. Consequently, if anticipated revenues in any quarter do not occur when expected, capital expenditures could be higher than needed, resulting in underutilized capacity and disproportionately high expense levels, causing operating results to be adversely affected. Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results cannot be relied upon as indicators of future performance. In addition, in future quarters, our operating results could be below any guidance we may provide as well as the expectations of public market analysts and investors, which, in turn, could have a material adverse effect on the market price of our common stock.

The photomask industry is subject to rapid technological change, and we might fail to remain competitive, which could have a material adverse effect on our business and results of operations.

The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, we will be required to continually anticipate, respond to and utilize changing technologies of increasing complexity in both traditional and emerging markets that we serve. In particular, we believe that, as semiconductor geometries continue to become smaller and FPDs become larger or otherwise more advanced, we will be required to manufacture increasingly complex photomasks. Additionally, the demand for photomasks has been, and could in the future be, adversely affected by changes in semiconductor and high- performance electronics fabrication methods that affect the type or quantity of photomasks utilized, such as changes in semiconductor demand that favor field-programmable gate arrays and other semiconductor designs that replace application-specific ICs. Furthermore, evidence of the viability and the corresponding market acceptance of alternative methods of transferring IC designs onto semiconductor wafers could reduce or eliminate the need for photomasks in the production of semiconductors. As of the end of fiscal 2018, one alternative method, direct-write lithography, has not been proven to be a commercially viable alternative to photomasks, as it is considered to be too slow for high volume semiconductor wafer production. However, should direct-write or any other alternative method of transferring IC or FPD designs without the use of photomasks achieve market acceptance, and if we are unable to anticipate, respond to or utilize these or other technological changes, due to resource, technological or other constraints, our business and results of operations could be materially adversely affected.

Our operations will continue to require substantial capital expenditures, for which we may be unable to provide or obtain funding.

The manufacture of photomasks requires us to make substantial investments in high-end manufacturing capability. We expect that we will be required to continue to make substantial capital expenditures to meet the technological demands of our customers and to position us for future growth. Our capital expenditure payments for fiscal 2019 are expected to be approximately $210 million, of which $30 million was included in accounts payable on our October 31, 2018, consolidated balance sheet. We cannot provide assurance that we will be able to obtain the additional capital required to fund our operations on reasonable terms, if at all, or that any such inability will not have a material adverse effect on our business and results of operations.

We have been dependent on sales to a limited number of large customers; the loss of any of these customers or a significant reduction in orders from these customers could have a material adverse effect on our revenues and results of operations.

Historically, we have sold a significant proportion of photomasks to a limited number of IC and FPD manufacturers. During fiscal years 2018, 2017 and 2016 our two largest customers accounted for 31%, 32% and 36%, respectively, of our revenue. Our five largest customers accounted for 47%, 43% and 50% of our revenue in fiscal years 2018, 2017 and 2016 respectively. The loss of a significant customer or a significant reduction or delay in orders from any significant customer, (including reductions or delays due to customer departures from recent buying patterns), or an unfavorable change in competitive conditions in the semiconductor or FPD industries, could have a material adverse effect on our financial performance and business prospects. The consolidation of semiconductor manufacturers or an economic downturn in the semiconductor industry may increase the likelihood of losing a significant customer and could also have an adverse effect on our financial performance and business prospects.

We depend on a limited number of suppliers for equipment and raw materials, and, if those suppliers fail to timely deliver their products to us, we may be unable to fulfill orders from our customers, which could adversely affect our business and results of operations.

We rely on a limited number of photomask equipment manufacturers to develop and supply the equipment we use. These equipment manufacturers currently require lead times of up to twelve months or longer between the order and the delivery of certain photomask imaging and inspection equipment. The failure of our suppliers to develop or deliver such equipment on a timely basis could have a material adverse effect on our business and results of operations. In addition, the manufacturing equipment necessary to produce advanced photomasks could become prohibitively expensive, which could similarly affect us.

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

Our complex manufacturing processes require the use of expensive and technologically sophisticated equipment and materials, and are continually modified in an effort to improve manufacturing yields and product quality. Minute impurities, defects or other difficulties in the manufacturing process can lower manufacturing yields and render products unmarketable. Moreover, the manufacture of leading-edge photomasks is more complex and time consuming than manufacturing less advanced photomasks, and their fabrication may result in delays in the manufacture of all levels of photomasks. We have, on occasion, experienced manufacturing difficulties and capacity limitations that have delayed our ability to deliver products within the time frames contracted for by our customers. We cannot provide assurance that we will not experience these or other manufacturing difficulties, or be subject to increased costs which could result in a loss of customers or could otherwise have a material adverse effect on our business and results of operations.

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

Our credit agreements restrict our business activities, limit our ability to obtain additional financing and may obligate us to repay debt before its maturity.

Financial covenants related to our credit facility, which expires in September 2023, include a Total Leverage Ratio, a Minimum Interest Coverage Ratio, and Minimum Unrestricted Cash Balances. Our credit facility may also limit our flexibility in planning for, or reacting to, changes in our business and industry, which may place us at a competitive disadvantage compared with our competitors. We are also subject to covenants that limit our operating flexibility, such as limiting our ability to repurchase shares of our common stock. Existing covenant restrictions limit our ability to obtain additional debt financing and, should we be unable to meet one or more of these covenants, our lenders may require us to repay any outstanding balance prior to the expiration date of the agreements. Our ability to comply with the financial and other covenants in our credit agreements may be affected by worsening economic or business conditions, or other events. We cannot assure that, under such circumstances, additional sources of financing would be available to fund operating requirements or pay off any long-term borrowings, so as to avoid default.

Joint ventures may not operate according to their business plans if our partners fail to fulfill their obligations, which may adversely affect our results of operations and may force us to dedicate additional resources to these joint ventures.

The nature of a joint venture requires us to share control in certain areas with unaffiliated third parties. If our joint venture partner does not fulfill its obligations, the affected joint venture may not be able to operate according to its business plan. Should that be the case, our results of operations may be adversely affected and we may be required to increase the level of our commitment to the joint venture. Also, differences in views among joint venture participants may result in delayed decisions or failures to agree on major issues. If these differences cause the joint ventures to deviate from their business plans, our results of operations could be adversely affected.

We may not be able to consummate future acquisitions or joint ventures or integrate acquisitions into our business, which could result in unanticipated expenses and losses.

As part of our business growth strategy, we have acquired businesses and entered into joint ventures in the past, and we may pursue acquisitions and joint venture opportunities in the future. Future efforts to grow the Company may include expanding into new or related markets or industries. Our ability to implement this component of our growth strategy may be limited by both our ability to identify appropriate acquisition or joint venture candidates and our financial resources, including our available cash and borrowing capacity. The expense incurred in consummating acquisitions or entering into joint ventures, the time it takes to integrate an acquisition, or our failure to integrate businesses successfully, could result in unanticipated expenses and losses. Furthermore, we may not be able to realize any of the anticipated benefits from acquisitions or joint ventures.

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

Our expansion into China entails substantial risks.

We are currently building two manufacturing facilities in China. These investments are subject to substantial risks which may include, but are not limited to: delays in or the inability to obtain necessary permits that are needed to enable us to construct our facilities or conduct our ongoing business; the inability to protect our intellectual property rights under Chinese law, which may not offer as high a level of protection as U.S. law; unexpectedly long negotiation periods with Chinese suppliers and customers; quality issues related to materials sourced from local vendors; unexpectedly high labor costs due to a tight labor supply; and difficulty in repatriating funds and selling or transferring assets. Our investments in China also expose us to a significant additional foreign currency exchange risk, which we have not been subject to in recent years. These and other risks may result in our not realizing a return on, or losing some, or all, of our planned investments in China, which would have a material adverse effect on our financial condition and financial performance.

Our cash flows from operations and current holdings of cash may not be adequate for our current and long-term needs.

Our liquidity, as we operate in a high fixed cost environment, is highly dependent on our revenue volume and the timing of our capital expenditures, which can vary significantly from period to period. Depending on conditions in the semiconductor and FPD markets, our cash flows from operations and current holdings of cash may not be adequate to meet our current and long-term needs for capital expenditures, operations and debt repayments. Historically, in certain years, we have used external financing to fund these needs. Due to conditions in the credit markets and covenant restrictions on our existing debt, some financing instruments used by us in the past may not be available. Therefore, we cannot provide assurance that additional sources of financing would be available to us on commercially favorable terms, if at all, should our cash requirements exceed our existing cash, operating cash flow and cash available under our credit facility.

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

The photomask industry is highly competitive, and most of our customers utilize more than one photomask supplier. Our competitors include Compugraphics International, Ltd., DNP (outside of Taiwan and China), Hoya Corporation, SK-Electronics Co., Ltd., Taiwan Mask Corporation and Toppan Printing Co., Ltd. We also compete with semiconductor manufacturers’ captive photomask manufacturing operations, some of which market their photomask manufacturing services to outside customers. We expect to face continued competition from these and other suppliers in the future. Some of our competitors have substantially greater financial, technical, sales, marketing or other resources than we do. Also, when producing smaller geometry photomasks, some of our competitors may be able to more rapidly develop, produce, and achieve higher manufacturing yields than we can. We believe that consistency of product quality and timeliness of delivery, competitive pricing, technical capability, and service are the principal factors considered by customers when selecting their photomask suppliers. Our inability to meet these competitive requirements could have a material adverse effect on our business and results of operations. In the past, competition has led to pressure to reduce prices and the need to invest in advanced manufacturing technology, which we believe contributed to the decrease in the number of independent photomask suppliers. These pressures may continue in the future.

We operate in a global, competitive environment which gives rise to operating and market risk exposure.

We sell our products in a competitive, global environment, and compete worldwide for sales on the basis of product quality, price, technology and customer service. Sales of our products are also subject to federal, state, local and foreign taxes, laws and regulations, trade agreements, import and export controls and duties and tariffs. The imposition of additional regulations, controls including export controls and duties and tariffs or changes to bilateral and regional trade agreements could negatively impact our results of operations.

Our substantial non-US operations are subject to additional risks.

Revenues from our non-U.S. operations were approximately 79%, 77% and 76% of our total revenues in fiscal years 2018, 2017 and 2016, respectively. We believe that maintaining significant international operations requires us to have, among other things, a local presence in the geographic markets that we supply. This requires significant investments in financial, managerial, operational, and other resources. Since 1996, we have significantly expanded our operations in international markets by acquiring existing businesses in Europe, acquiring majority equity interests in photomask manufacturing operations in Korea and Taiwan and building a manufacturing facility for FPD photomasks in Taiwan. Currently, we are building two manufacturing facilities in China. In order to enable us to optimize our investments and other resources, we closely monitor the semiconductor and FPD manufacturing markets for indications of geographic movement and, in conjunction with these efforts, continue to assess the locations of our manufacturing facilities. These assessments may result in the opening or closing of facilities.

Operations outside of the United States are subject to inherent risks, including fluctuations in exchange rates, unstable political and economic conditions in various countries, changes in economic alliances, unexpected changes in regulatory requirements, compliance with: a variety of burdensome foreign laws and regulations, with anti-bribery and anti-corruption laws (such as the Foreign Corrupt Practices Act), as well as anti-money-laundering laws may be costly, tariffs and other trade barriers, difficulties in staffing and managing international operations, longer accounts receivable payment cycles, foreign countries may adopt other restrictions on foreign trade or investment, including currency exchange controls, trade sanctions could result in losing access to customers and suppliers in those countries, agreements may be difficult to enforce and receivables difficult to collect and potentially adverse tax consequences. These factors may have a material adverse effect on our ability to generate revenues outside of the United States and, consequently, on our business and results of operations.

Our business could suffer as a result of the United Kingdom’s decision to end its membership in the European Union.

The decision of the United Kingdom to exit from the European Union (generally referred to as “BREXIT”) could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with existing and potential customers, suppliers, and employees. The effects of BREXIT will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The measures could potentially disrupt some of our target markets and jurisdictions in which we operate, and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, BREXIT could lead to legal uncertainty and potentially divergent national laws and regulations, as the United Kingdom determines which European Union laws to replace or replicate. BREXIT also may create global economic uncertainty, which may cause our customers and potential customers to monitor their costs and reduce their budgets for either our products or other products that incorporate our products. Any of these effects of BREXIT, among others, could materially adversely affect our business, business opportunities, results of operations, financial condition, and cash flows.

Changes in foreign currency exchange rates could have a material adverse effect on our results of operations, financial condition or cash flows.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and are reported in U.S. dollars. Our operations have transactions and balances denominated in currencies other than the U.S. dollar; primarily the Korean won, New Taiwan dollar, Japanese yen, Chinese renminbi, euro, Singapore dollar, and the pound sterling. In fiscal year 2018, we recorded a net gain from changes in foreign currency exchange rates of $0.4 million in our statement of income, while our net assets were decreased by $16.7 million as a result of the translation of foreign currency financial statements to U.S. dollars. Significant foreign currency fluctuations may adversely affect our results of operations, financial condition or cash flows.

Our business depends on managerial and technical personnel, who are in great demand, and our inability to attract and retain qualified employees could adversely affect our business and results of operations.

Our success depends, in part, upon key managerial and technical personnel, as well as our ability to continue to attract and retain additional qualified personnel. The loss of certain key personnel could have a material adverse effect on our business and results of operations. There can be no assurance that we can retain our key managerial and technical employees, or that we can attract similar additional employees in the future.

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

If we violate environmental, health or safety laws or regulations, in addition to being required to correct such violations, we can be held liable in administrative, civil or criminal proceedings, and substantial fines and other sanctions could be imposed that could disrupt or limit our operations. Liabilities associated with the investigation and cleanup of hazardous substances, as well as personal injury, property damages or natural resource damages arising from the release of, or exposure to, such hazardous substances, may be imposed in many situations without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally (so that a responsible party may be held liable for more than its share of the losses involved, or even the entire loss). Such liabilities may also be imposed on many different entities with a relationship to the hazardous substances at issue, including, for example, entities that formerly owned or operated the property affected by the hazardous substances and entities that arranged for the disposal of the hazardous substances at the affected property, as well as entities that currently own or operate such property. The nature of our business, including historical operations at our current and former facilities, exposes us to risks of liability under these laws and regulations due to the production, storage, use, transportation and sale of materials that can cause contamination or personal injury if released into the environment. Additional information may arise in the future concerning the nature or extent of our liability with respect to identified sites and additional sites that may be identified for which we are alleged to be liable.

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

We may enter into derivatives to manage our exposure to interest rate and currency movements. If we do not accurately forecast our results of operations, execute contracts that do not effectively mitigate our economic exposure to interest rates and currency rates, elect to not apply hedge accounting, or fail to comply with the complex accounting requirements for hedging transactions, our results of operations and cash flows could be volatile, as well as negatively impacted.

The market price of our common stock is subject to volatility and could fluctuate widely in response to various factors, many of which are beyond our control.

Factors that may influence the price of our common stock include, but are not limited to, the following:

•	loss of any of our key customers or suppliers;
•	additions or departures of key personnel;
•	third party sales of common stock;
•	our ability to execute our business plan, including but not limited to, our expansion into China;
•	announcements and consummations of business acquisitions;
•	operating results that fall below expectations;
•	issuances or repurchases of our common stock;
•	intellectual property disputes;
•	industry developments;
•	news or disclosures by competitors or customers;
•	business combinations, divestitures or bankruptcies by customers, suppliers or competitors;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

In addition, securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Such fluctuations may be the result of imbalances between buy and sell offers, or low trading volume which can magnify the effects of a small number of transactions on the price of a stock.

Ineffective Internal Controls could impact our Business and Operating Results.

Our internal controls over financial reporting may not prevent or detect misstatements because of the inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, and we could fail to meet our financial reporting obligations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table presents certain information about the Company’s photomask manufacturing facilities:

Location	Type of Interest
Allen, Texas	Owned
Boise, Idaho	Owned
Brookfield, Connecticut	Owned
Bridgend, Wales	Leased
Cheonan, Korea	Owned
Dresden, Germany	Leased
Hsinchu, Taiwan	Owned(1)
Hsinchu, Taiwan	Leased
Taichung, Taiwan	Owned(1)
(1)	The Company owns its manufacturing facility in Taichung and one of its manufacturing facilities in Hsinchu. However, it leases the related land.

We are currently building two manufacturing facilities on lands that we lease in Xiamen and Hefei, China.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various claims that arise in the ordinary course of business. We believe such claims, individually or in the aggregate, will not have a material adverse effect on our business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of the Company is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol PLAB. On December 13, 2018, the closing sale price of our Common Stock, per the NASDAQ Global Select Market, was $10.02. Based on available information, we estimate that we have approximately 8,000 shareholders.

To date, we have not paid any cash dividends on PLAB shares, and, for the foreseeable future, we anticipate that earnings will continue to be retained for use in our business. Further, our credit facility limits the amount that can be paid as cash dividends on Photronics stock.

Issuer Purchases of Equity Securities

In July 2018 and October 2018, the Company’s Board of Directors authorized the repurchase of up to $20 million and $25 million, respectively, of its common stock, to be executed in open-market transactions or in accordance with a repurchase plan under rule 10b5-1 of the Securities Act of 1933 (as amended). The authorization does not obligate us to repurchase any dollar amount or number of shares of common stock, and the repurchase program may be suspended or discontinued at any time.

	Total Number of Shares Purchased (in millions)	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program (in millions)	Dollar Value of Shares That May Yet Be Purchased (in millions)
Period

July 10, 2018 – July 29, 2018	0.8	$8.72	0.8	$13.2
July 30, 2018 – August 26, 2018	0.9	$9.05	0.9	$5.0
September 23, 2018 – October 31, 2018	0.9	$9.46	0.9	$21.9
Total	2.6	$9.04	2.6

Securities authorized for issuance under equity compensation plans

The information regarding our equity compensation required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from the Photronics, Inc. 2019 definitive Proxy Statement in Item 12 of Part III of this report. The 2019 Proxy Statement will be filed within 120 days after our fiscal year ended October 31, 2018.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data (in thousands, except per share amounts) is derived from our audited consolidated financial statements. The data should be read in conjunction with the audited consolidated financial statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended
	October 31, 2018	October 29, 2017	October 30, 2016		November 1, 2015	November 2, 2014
OPERATING DATA:

Revenue	$535,276	$450,678	$483,456		$524,206	$455,527
Cost of goods sold	(403,773)	(359,363)	(364,750)		(381,070)	(355,181)
Gross profit	131,503	91,315	118,706		143,136	100,346

Selling, general and administrative	(51,395)	(43,585)	(44,577)		(48,983)	(49,638	)(e)
Research and development	(14,481)	(15,862)	(21,654)		(21,920)	(21,913)
Operating income	65,627	31,868	52,475		72,233	28,795

Other income (expense):
Interest and other income (expense), net	5,206 (a)	(3,068)	2,424		2,797 (d)	3,410
Interest expense	(2,262)	(2,235)	(3,365)		(4,990)	(7,247)
Gains on sales of investments	—	—	8,940	(b)	—	—
Gain on acquisition	—	—	—		—	16,372	(f)
Income before income tax provision	68,571	26,565	60,474		70,040	41,330
Income tax provision	(7,335)	(5,276)	(4,798	)(c)	(13,181)	(9,295)
Net income	61,236 (a)	21,289	55,676		56,859 (d)	32,035	(e)(f)
Net income attributable to noncontrolling interests	(19,181)	(8,159)	(9,476)		(12,234)	(6,039)

Net income attributable to Photronics, Inc. shareholders	$42,055 (a)	$13,130	$46,200	(b)(c)	$44,625 (d)	$25,996	(e)(f)

Earnings per share:
Basic	$0.61 (a)	$0.19	$0.68	(b)(c)	$0.67 (d)	$0.42	(e)(f)
Diluted	$0.59 (a)	$0.19	$0.64	(b)(c)	$0.63 (d)	$0.41	(e)(f)

Weighted-average number of common shares outstanding:
Basic	68,829	68,436	67,539		66,331	61,779
Diluted	74,821	69,288	76,354		78,383	66,679

BALANCE SHEET DATA

	As of
	October 31, 2018	October 29, 2017	October 30, 2016	November 1, 2015	November 2, 2014
Working capital	$311,655	$367,348	$360,269	$168,237	$190,152
Property, plant and equipment, net	571,781	535,197	506,434	547,284	550,069
Total assets	1,110,009	1,020,794	987,988	1,042,811	1,025,564
Total debt	57,453	61,976	67,288	132,219	141,011
Total Photronics, Inc. shareholders’ equity	759,671	744,564	710,363	646,555	628,050
(a)	Includes $0.6 million gain on sale of assets.
(b)	Includes $8.8 million gain on sale of investment in a foreign entity and $0.2 million gain on the sale of the Company’s 49.99% interest in the MP Mask joint venture.
(c)	Includes tax benefits in Taiwan of $4.8 million primarily related to the recognition of prior period tax benefits and other tax positions no longer deemed necessary.
(d)	Includes $0.9 million of financing expenses related to the exchange of $57.5 million of 3.25% convertible senior notes.
(e)	Includes $2.5 million, net of tax, of expenses related to the acquisition of DPTT.
(f)	Includes non-cash gain of $16.4 million, net of tax, on acquisition of DPTT.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended October 31, 2018, October 29, 2017 and October 30, 2016

Overview

We sell substantially all of our photomasks to semiconductor designers and manufacturers, and manufacturers of FPDs. Photomask technology is also being applied to the fabrication of other higher performance electronic products such as photonics, micro-electronic mechanical systems and certain nanotechnology applications. Our selling cycle is tightly interwoven with the development and release of new semiconductor designs and flat panel display applications, particularly as they relate to the semiconductor industry’s migration to more advanced product innovation, design methodologies and fabrication processes. We believe that the demand for photomasks primarily depends on design activity rather than sales volumes from products manufactured using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. However, the reduced use of customized ICs, reductions in design complexity, other changes in the technology or methods of manufacturing or designing semiconductors, or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks – even if the demand for semiconductors and FPDs increases. Advances in semiconductor, FPD and photomask design and semiconductor and FPD production methods that shift the burden of achieving device performance away from lithography could also reduce the demand for photomasks. Historically, the microelectronic industry has been volatile, experiencing periodic downturns and slowdowns in design activity. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices with a concomitant effect on revenue and profitability.

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

As of December 2018, state-of-the-art production for semiconductor masks is considered to be 28 nanometer and smaller for ICs and Generation 8 and above and AMOLED display-based process technologies for FPDs. However, 32 nanometer and above geometries for semiconductors and Generation 7 and below, excluding AMOLED, process technologies for FPDs constitute the majority of designs currently being fabricated in volume. At these geometries, we can produce full lines of photomasks, and there is no significant technology employed by our competitors that is not available to us. We expect 28 nanometer and below designs to continue to move to wafer fabrication throughout fiscal 2019, and we believe we are well positioned to service an increasing volume of this business as a result of our investments in manufacturing processes and technology in the regions where our customers are located.

The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, we will be required to continually anticipate, respond to, and utilize changing technologies. In particular, we believe that, as semiconductor geometries continue to become smaller, and FPD designs become larger or otherwise more advanced, we will be required to manufacture even more complex optically-enhanced reticles, including optical proximity correction and phase-shift photomasks. Additionally, demand for photomasks has been, and could in the future be, adversely affected by changes in semiconductor and high performance electronics fabrication methods that affect the type or quantity of photomasks used, such as changes in semiconductor demand that favor field-programmable gate arrays and other semiconductor designs that replace application-specific ICs, or the use of certain chip stacking methodologies that lessen the emphasis on conventional lithography technology. Furthermore, increased market acceptance of alternative methods of transferring circuit designs onto semiconductor wafers could reduce or eliminate the need for photomasks in the production of semiconductors. As of the end of fiscal year 2018, one alternative method, direct-write lithography, has not been proven to be a commercially viable alternative to photomasks, as it is considered to be too slow for high volume semiconductor wafer production, and we have not experienced a significant loss of revenue as a result of this or other alternative semiconductor design methodologies. However, should direct-write lithography or any other alternative method of transferring IC designs to semiconductor wafers without the use of photomasks achieve market acceptance, and we do not anticipate, respond to, or utilize these or other changing technologies due to resource, technological or other constraints, our business and results of operations could be materially adversely affected.

Both our revenues and costs have been affected by the increased demand for high-end technology photomasks that require more advanced manufacturing capabilities, but generally command higher average selling prices (“ASPs”). Our capital expenditure payments aggregated approximately $235 million for the three fiscal years ended October 31, 2018, which has significantly contributed to our cost of goods sold. We intend to continue to make the required investments to support the technological demands of our customers that we believe will position the Company for future growth. In support of this effort, we expect capital expenditure payments to be approximately $210 million in fiscal year 2019.

The manufacture of photomasks for use in fabricating ICs, FPDs, and other related products built using comparable photomask-based process technologies has been, and continues to be, capital intensive. Our employees and our integrated global manufacturing network, which will expand to eleven manufacturing sites in 2019, represent a significant portion of our fixed operating cost base. Should our revenue decrease as a result of a decrease in design releases from our customers, we may have excess or underutilized production capacity, which could significantly impact our operating margins, or result in write-offs from asset impairments.

In the first quarter of fiscal 2019, PDMC, the Company’s majority owned subsidiary in Taiwan, paid a dividend of which 49.99%, or approximately $26.0 million, was paid to noncontrolling interests.

In November FY2019, Xiamen American Japan Photronics Mask Co., Ltd. (“PDMCX”), an indirect majority owned joint venture subsidiary of Photronics, Inc., entered into a commitment letter for an 8-year term loan agreement under which it can borrow up to approximately $50.0 million (“the Project Loan”). PDMCX will use the Project Loan to finance certain capital expenditures in China. PDMCX will grant a lien on the land, building and equipment owned by PDMCX as collateral for the Project Loan. The interest rate of the Project Loan is based on the benchmark lending rate (as defined in the Project Loan agreement) plus a floating rate spread, of the People’s Bank of China on the date of borrowings. We anticipate that interest incurred on this loan will be reimbursed through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, up to a certain cap.

On November 7, 2018, PDMCX entered into a working capital loan agreement with a maximum borrowing limit of approximately $25.0 million, (“the Working Capital Loan”). In November 2018, we borrowed $2.2 million against this loan. PDMCX will use the Working Capital Loan for general financing purposes including for the payment of import and value added taxes. The term of the Working Capital Loan will not exceed three years, and no guarantees were required under the terms of the Working Capital Loan. The interest rate of the Working Capital Loan is based on the benchmark lending rate (as defined in the Working Capital Loan agreement) plus a floating rate spread, of the People’s Bank of China on the date of borrowings. We anticipate that interest incurred on this loan will be reimbursed through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, up to a certain cap.

In the fourth quarter of fiscal 2018, we entered into an amendment to our credit agreement (the “credit agreement”) which allows us to sell, transfer, lease, or otherwise dispose of our assets to a subsidiary guarantor. Subsequently, in that same fiscal quarter, we entered into an amended and restated credit agreement (“the new agreement”) that expires in September 2023, which carried forward the amendment made to the credit agreement. The new agreement, which replaced our prior credit agreement, has a $50 million borrowing limit, and a $50 million expansion capacity, which represents a $25 million increase over the previous credit agreement. The new agreement is secured by substantially all of our assets located in the United States and common stock we own in certain of our foreign subsidiaries, and limits the amount we can pay in cash dividends on Photronics, Inc. stock. The new agreement contains the following financial covenants: minimum interest coverage ratio, total leverage ratio and minimum unrestricted cash balance, all of which we were in compliance with at October 31, 2018. We had no outstanding borrowings against the new agreement at October 31, 2018, and $50 million was available for borrowing. The interest rate on the new agreement (2.30% at October 31, 2018) is based on our total leverage ratio at LIBOR plus a spread, as defined in the credit agreement.

In the fourth quarter of fiscal 2018, the Company’s Board of Directors authorized the repurchase of up to $25 million of its common stock, to be executed in open-market transactions or in accordance with a repurchase plan under rule 10b5-1 of the Securities Act of 1933 (as amended). The share repurchase program commenced, under 10b5-1, on October 22, 2018, and will expire no later than October 21, 2019. As of October 31, 2018, we had repurchased a combined 2.6 million shares at a cost of $23.1 million (an average of $9.04 per share) under this and our share repurchase program that commenced in the third quarter of fiscal 2018 (discussed below). The volume of shares repurchased are subject to market conditions, and our continual evaluation of the optimal use of our cash.

In the third quarter of fiscal 2018, the Company’s Board of Directors authorized the repurchase of up to $20 million of its common stock, to be effectuated in open-market transactions or in accordance with a repurchase plan under rule 10b5-1 of the Securities Act of 1933 (as amended). The share repurchase program commenced on July 10, 2018, and was completed in October 2018.

In the third quarters of fiscal years 2018, 2017, and 2016, our majority owned IC facility in Taiwan paid dividends of $8.2 million, $8.3 million, and $11.9 million, respectively, to its noncontrolling interest.

In the first quarter of fiscal 2018, we announced the successful closing of the China joint venture agreement with Dai Nippon Printing Co., Ltd. (“DNP”), which we had agreed to enter into and announced in the third quarter of fiscal 2017 (see discussion below). Under the agreement, our wholly-owned Singapore subsidiary owns 50.01% of the joint venture, which is named Photronics DNP Mask Corporation Xiamen (PDMCX), and a subsidiary of DNP owns the remaining 49.99%. The financial results of the joint venture are included in the Photronics, Inc. consolidated financial statements. See Note 4 of the condensed consolidated financial statements for additional information on the joint venture.

In the fourth quarter of fiscal 2017, we announced that Photronics UK, Ltd., a wholly-owned subsidiary of ours, signed an investment agreement with Hefei State Hi-tech Industry Development Zone to establish a manufacturing facility in Hefei, China. Under the terms of the agreement, through our subsidiary, we will invest a minimum of $160 million, a portion of which may be funded with local borrowings, to build and operate a research and development and manufacturing facility for high-end and mainstream FPD photomasks. Hefei State Hi-tech Industry Development Zone will provide certain investment incentives and support for this facility, which will have initial capability to produce up to G10.5+ large area masks and AMOLED products. Construction began in late 2017 and production is anticipated to commence in the first half 2019.

In the fourth quarter of 2016, Photronics Singapore Pte, Ltd., a wholly-owned subsidiary, signed an investment agreement with the Administrative Committee of Xiamen Torch Hi-Tech Industrial Development Zone (Xiamen Torch) to establish an IC manufacturing facility in Xiamen, China. Under the terms of the agreement, we will build and operate an IC facility to engage in research and development, manufacture and sale of photomasks, in return for which Xiamen Torch will provide certain investment incentives and support. This expansion is also substantially supported by customer commitments for its output. As discussed above, in the first quarter of fiscal 2018, we entered into a joint venture agreement with DNP, under which they hold a 49.99% ownership interest in this investment. The total investment per the agreement is $160 million, of which approximately $62 million remained for Photronics as of October 31, 2018, and will be funded over the next several years with cash and local borrowings. Construction began in 2017 and production is anticipated to start in the first half of 2019.

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

Results of Operations

The following tables present selected operating information expressed as a percentage of revenue:

	Three Months Ended
	October 31, 2018	July 29, 2018	October 29, 2017
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	(75.5)	(73.9)	(78.1)

Gross profit	24.5	26.1	21.9
Selling, general and administrative expenses	(9.3)	(9.2)	(8.4)
Research and development expenses	(2.7)	(1.9)	(3.2)
Operating income	12.5	15.0	10.3
Other income (expense), net	1.5	1.0	0.4
Income before income tax provision	14.0	16.0	10.7
Income tax provision	(2.4)	(1.5)	(2.0)
Net income	11.6	14.5	8.7
Net income attributable to noncontrolling interests	(3.0)	(5.0)	(4.2)
Net income attributable to Photronics, Inc. shareholders	8.6%	9.5%	4.5%
	Year Ended
	October 31, 2018	October 29, 2017	October 30, 2016
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	(75.4)	(79.7)	(75.4)

Gross profit	24.6	20.3	24.6
Selling, general and administrative expenses	(9.6)	(9.7)	(9.2)
Research and development expenses	(2.7)	(3.5)	(4.5)
Operating income	12.3	7.1	10.9
Interest income and other income (expense)	0.9	(0.7)	0.5
Interest expense	(0.4)	(0.5)	(0.7)
Gains on sales of investments	—	—	1.8
Income before income tax provision	12.8	5.9	12.5
Income tax provision	(1.4)	(1.2)	(1.0)
Net income	11.4	4.7	11.5
Net income attributable to noncontrolling interests	(3.5)	(1.8)	(1.9)
Net income attributable to Photronics, Inc. shareholders	7.9%	2.9%	9.6%

Note: All the following tabular comparisons, unless otherwise indicated, are for the three months ended October 31, 2018 (Q4 FY18), July 29, 2018 (Q3 FY18) and October 29, 2017 (Q4 FY17), and for the fiscal years ended October 31, 2018 (FY18), October 29, 2017 (FY17) and October 30, 2016 (FY16), in millions of dollars.

Revenue

	Q4 FY18 Compared with Q3 FY18			Q4 FY18 Compared with Q4 FY17
	Revenue in Q4 FY18	Percent Change	Increase (Decrease)	Percent Change	Increase (Decrease)
IC
High-end	$39.4	(14.4)%	$(6.7)	29.5%	$9.0
Mainstream	71.5	16.8%	10.3	8.9%	5.8
Total IC	$110.9	3.4%	$3.6	15.4%	$14.8
FPD
High-end	$22.0	29.0%	$5.0	28.5%	$4.9
Mainstream	11.8	(2.5)%	(0.3)	51.2%	4.0
Total FPD	$33.8	15.9%	$4.7	35.6%	$8.9
Total Revenue	$144.7	6.1%	$8.3	19.6%	$23.7

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

The following tables compare revenue in Q4 FY18 with revenue in Q3 FY18 and Q4 FY17 by geographic area:

	Q4 FY18 with Q3 FY18			Q4 FY18 with Q4 FY17
	Revenue in Q4 FY18	Percent Change	Increase (Decrease)	Percent Change	Increase (Decrease)
Taiwan	$62.3	0.3%	$0.2	13.1%	$7.2
Korea	40.8	9.5%	3.6	40.7%	11.8
United States	30.7	10.8%	3.0	16.0%	4.2
Europe	9.8	14.5%	1.2	0.5%	0.1
Other	1.1	38.9%	0.3	54.2%	0.4
	$144.7	6.1%	$8.3	19.6%	$23.7

Revenue increased 6.1% in Q4 FY18 compared with Q3 FY18, as a result of mainstream IC and high end FPD growth. IC mainstream increased 16.8% from Q3 FY18, due to healthy foundry demand across Asia. High end IC decreased 14.4%, as soft demand for high-end logic offset growth in high-end memory. FPD revenue increased 15.9% from Q3 FY18 due to an increase in high end driven by mobile AMOLED demand, partially offset by a decrease in FPD mainstream. The decrease in FPD mainstream was slightly offset by improved demand from masks used in LTPS LCD mobile displays.

Revenue increased 19.6% in Q4 FY18 compared with Q4 FY17, primarily as a result of high-end and mainstream IC growth. That revenue increased 15.4% from Q4 FY17, due to high-end growth in both logic and memory from the healthy foundry demand across Asia. FPD revenue increased 35.6% from Q4 FY17 due to better demand across our products and markets, particularly in mobile displays.

The following tables compare revenue in FY18 with revenue in FY17, and revenue in FY17 with revenue in FY16:

	FY18 Compared with FY17			FY17 Compared with FY16
	Revenue in FY18	Percent Change	Increase (Decrease)	Percent Change	Increase (Decrease)
IC
High-end	$160.4	61.9%	$61.3	16.3%	$13.9
Mainstream	255.7	1.8%	4.5	(10.1)%	(28.2)
Total IC	$416.1	18.8%	$65.8	(3.9)%	$(14.3)
FPD
High-end	$76.1	12.1%	$8.2	(21.6)%	$(18.7)
Mainstream	43.1	32.6%	10.6	0.7%	0.2
Total FPD	$119.2	18.7%	$18.8	(15.6)%	$(18.5)
Total Revenue	$535.3	18.8%	$84.6	(6.8)%	$(32.8)

	FY18 with FY17			FY17 with FY16
	Revenue in FY18	Percent Change	Increase (Decrease)	Revenue in FY17	Percent Change	Increase (Decrease)
Taiwan	$237.0	26.2%	$49.2	$187.8	(2.8)%	$(5.4)
Korea	147.1	20.4%	24.9	122.2	(13.4)%	(18.9)
United States	112.7	10.4%	10.6	102.0	(10.2)%	(11.6)
Europe	35.5	(1.5)%	(0.5)	36.1	8.1%	2.7
Other	3.0	15.9%	0.4	2.6	18.7%	0.4
	$535.3	18.8%	$84.6	$450.7	(6.8)%	$(32.8)

Revenue increased 18.8% in FY18 compared with FY17 primarily due to increased high end IC growth. That revenue increased 61.9% due to growth in both logic and memory from healthy foundry demand across Asia. FPD revenue increased 18.7% from FY17 due to better demand across our products and markets.

Revenue decreased 6.8% in FY17 compared with FY16 primarily due to decreases in both IC and FPD. IC photomask revenue decreased 3.9% as growth in high-end memory was offset by weakness in high-end and mainstream logic. FPD sales decreased 15.6% in FY17 compared with FY16 primarily due to a decline in high-end mobile displays.

As we begin our 2019 fiscal year, we are cautiously optimistic, as we observe favorable signs of demand drivers, but we are aware of certain potential macro challenges. While the photomask market has held up well, there are some sectors in the semiconductor industry that have witnessed slowing demand. If this expands into a more widespread economic slowdown, then it’s possible that our markets will also be impacted. In addition to potential demand challenges, there are also geopolitical risks, the outcome of which are uncertain. We currently expect greater than normal seasonal impact in Q1 as the high-end IC market looks to remain soft, and we will have fewer days in our fiscal first quarter. Beyond the first quarter, growth will be dependent on the shape and duration of any potential market downturn. As we approach the second half of the year, we anticipate additional growth from the ramp of our new China facilities. As a result, we anticipate that, our 2019 growth will be dependent on underlying market demand and how effectively we ramp production in China.

Gross Profit

				Percent Change
	Q4 FY18	Q3 FY18	Q4 FY17	Q4 FY18 from Q3 FY18	Q4 FY18 from Q4 FY17
Gross profit	$35.4	$35.6	$26.4	(0.5)%	34.0%
Gross margin	24.5%	26.1%	21.9%

Gross profit and gross margin decreased in Q4 FY18, compared with Q3 FY18, primarily due to increased materials and equipment maintenance costs incurred in the current quarter. Gross profit and gross margin increased in Q4 FY18, compared with Q4 FY17, primarily as a result of the increased revenue in the current quarter, which exceeded increased materials, labor, and other overhead costs incurred in Q4 FY18. As we operate in a high fixed-cost environment increases or decreases in our revenues and capacity utilization will generally positively or negatively impact our gross margin.

				Percent Change
	FY18	FY17	FY16	FY18 from FY17	FY17 from FY16
Gross profit	$131.5	$91.3	$118.7	44.0%	(23.1)%
Gross margin	24.6%	20.3%	24.6%

Gross profit and gross margin increased on a full-year basis in FY18, compared with FY17, primarily as a result of the increased revenue in the current year, which exceeded increased materials, labor, and other overhead costs incurred in FY18. Gross profit and gross margin decreased in FY17, compared with FY16, primarily due to a decrease in overall revenue that resulted from lower ASPs and, to a lesser extent, a reduction in units sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.0 million, or 8.0%, to $13.5 million in Q4 FY18, from $12.5 million in Q3 FY18, primarily due to increased compensation and freight expenses. Selling, general and administrative expenses increased in Q4 FY18 by $3.3 million, or 32.6%, to $13.5 million, from $10.2 million in Q4 FY17, primarily as a result of increased compensation, professional services, and freight expenses.

On a full year basis, selling, general and administrative expenses increased $7.8 million, or 17.9% in FY18, to $51.4 million from $43.6 million in FY17, primarily due to increases in compensation, freight, and travel expenses, partially as a result of activities related to our expansion into China. In addition, bad debt recoveries were more favorable in FY17 than in the current year. Selling, general and administrative expenses decreased by $1.0 million in FY17, compared with FY16, primarily due to reduced bad debt expense and professional fees, which were partially offset by increased compensation costs and selling expenses.

Research and Development

In the U.S., research and development expenses consist of development efforts related to high-end process technologies for 28nm and smaller IC nodes, while in Asia, in addition to the focus on high-end IC technology nodes, G8 and above FPDs and AMOLED applications are also under development.

Research and development expense increased $1.3 million to 3.9 million in Q4 FY18, or 47.2%, from Q3 FY18, as a result of increased expenditures in both the U.S. and Asia. Research and development expense was up moderately ($0.1 million, or 1.8%) in Q4 FY18 from Q4 FY17, with increased spending in Taiwan exceeding decreased expenditures and related activities on large area masks in Korea.

On a full year basis, research and development expense decreased $1.4 million in FY18, or 8.7%, to $14.5 million, as spending decreases in the U.S. and Taiwan exceeded an increase in Korea, primarily related to large area masks. Research and development expenses decreased by $5.8 million in FY17 to $15.9 million, from $21.7 million in FY16 as a result of lower customer qualification costs for high-end reticles in both Asia and the U.S.

Other Income (Expense), net

	Q4 FY18	Q3 FY18	Q4 FY17
Interest income and other income (expense)	$2.9	$2.0	$1.1
Interest expense	(0.6)	(0.6)	(0.6)
Total other income (expense), net	$2.3	$1.4	$0.5

Interest income and other income (expense) increased by $0.9 million in Q4 FY18, compared with Q3 FY18, primarily as a result of increased foreign currency transaction gains. Interest income and other income (expense) increased by $1.8 million in Q4 FY18, compared with Q4 FY17, also primarily as a result of increased foreign currency transaction gains in Q4 FY18 and gains realized on the sales of assets in Q4 FY18. Interest expense, which is principally related to our 3.25% convertible senior notes was essentially unchanged over the comparative quarterly periods.

	FY18	FY17	FY16
Interest income and other income (expense)	$5.2	$(3.1)	$2.4
Interest expense	(2.3)	(2.2)	(3.3)
Gains on sales of investments	—	—	8.9
Total other income (expense), net	$2.9	$(5.3)	$8.0

Interest income and other income (expense) increased by $8.3 million on a full-year basis in FY18, compared with FY17, primarily as a result of our experiencing moderate foreign currency transaction gains in FY18, in contrast to significant losses in FY17. In addition, we realized gains on asset sales in FY18, and achieved better investment results on our cash balances than we did in the prior year.

Interest income and other income (expense) decreased by $5.5 million in FY17, compared with FY16, primarily as a result of increased foreign currency transaction losses in FY17. Interest expense decreased in FY17 compared with FY16 primarily as a result of the maturity of our 3.25% convertible senior notes in April 2016, and lower average outstanding debt balance on our other debt obligations.

In January 2016, we sold a minority interest investment in a foreign entity and recognized a gain of $8.8 million. In May 2016, we sold our 49.99% interest in the MP Mask joint venture and recognized a gain of $0.1 million.

Income Tax Provision

The U.S. Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017, included significant changes to the United States Internal Revenue Code of 1986, as amended, which we expect to have a positive impact on our future after-tax earnings. Our FY18 results reflect the corporate rate reduction, alternative minimum tax refund, meals and entertainment and deemed repatriation tax provisions. Other provisions of the Tax Act are effective for tax years beginning on or after January 1, 2018. As a fiscal year U.S. taxpayer, these provisions will apply to our fiscal 2019, including eliminating the domestic manufacturing deduction, creating new taxes on certain foreign sourced income, and introducing new limitations on certain business deductions.

	Q4 FY18	Q3 FY18	Q4 FY17
Income tax provision	$3.6	$2.1	$2.5
Effective income tax rate	17.5%	9.4%	19.0%

The effective income tax rate is sensitive to the jurisdictional mix of our earnings, due, in part, to the non-recognition of tax benefits on losses in jurisdictions with valuation allowances.

The effective income tax rate in Q4 FY18, compared with Q3 FY18, increased primarily due to Q3 FY18 nonrecurring tax benefits of $1.8 million related to tax audit settlements. The difference was somewhat reduced by an increased tax holiday benefit of $1.1 million in Q4 FY18. The effective income tax rate decreased in Q4 FY18, compared with Q4 FY17, primarily due to a greater percentage of the Q4 FY17 income before taxes being generated in jurisdictions where the Company incurs tax losses that, due to valuation allowances, did not result in the recognition of tax benefits, and an increased benefit of $0.9 million from the tax holiday in Taiwan.

	FY18	FY17	FY16
Income tax provision	$7.3	$5.3	$4.8
Effective income tax rate	10.7%	19.9%	7.9%

The decrease in effective income tax rate on a full-year basis in FY18, compared with FY17, was primarily due to the recognition of a tax benefit related to $3.7 million of alternative minimum tax credits that became fully refundable under US tax reform, an increased benefit of $2.4 million from a tax holiday in Taiwan, and an increase in the recognition of $1.2 million of previously unrecognized tax benefits, which resulted from audit settlements and expirations of assessment period statutes of limitations, partially offset by a greater percentage of the FY17 income before taxes being generated in jurisdictions where the Company incurs tax losses that, due to valuation allowances, did not result in the recognition of tax benefits.

The increase in effective income tax rate in FY17, compared with FY16, was primarily due to recognition of $1.0 million of previously unrecognized tax benefits, which arose from audit settlements and expirations of assessment period statutes of limitations. Those effects were partially offset by FY16 benefit factors, including: the recognition of $2.5 million of previously unrecognized deferred tax assets resulting from improved performance of our FPD operations; the reversal of previously recognized tax expense of $2.4 million that was eliminated by a distribution of the earnings of a foreign subsidiary to its foreign parent; a higher percentage of income before income taxes, including an $8.8 million gain on the sale of an investment in the first quarter of FY16, generated in jurisdictions where we previously incurred losses that, due to valuation allowances, did not result in recognition of expense.

We consider all available evidence when evaluating the potential future realization of deferred tax assets, and when, based on the weight of all available evidence, we determine that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we reduce our deferred tax assets by a valuation allowance. We also regularly assess the potential outcomes of ongoing and future tax examinations and, accordingly, have recorded accruals for such contingencies. Included in the balance of unrecognized tax benefits as of October 31, 2018, October 29, 2017 and October 30, 2016, are $1.9 million, $3.4 million and $4.6 million, respectively, recorded in other liabilities in the consolidated balance sheets that, if recognized, would impact the effective tax rate.

Net Income Attributable to Noncontrolling Interests

	Q4 FY18	Q3 FY18	Q4 FY17	FY18	FY17	FY16
Net income attributable to noncontrolling interest	$4.3	$6.8	$5.1	$19.2	$8.2	$9.5

Periods subsequent to FY17 include DNP’s share of the earnings of our IC subsidiary in Taiwan, as well as their attribution of losses incurred at our IC facility in China, which will commence operations in the first half of fiscal 2019. For all periods prior to FY18, substantially all of the net income attributable to noncontrolling interests reflects DNP’s share of the earnings of our IC manufacturing subsidiary in Taiwan.

Liquidity and Capital Resources

	October 31, 2018	October 29, 2017	October 30, 2016
	(in $ millions)	(in $ millions)	(in $ millions)
Cash and cash equivalents	$329.3	$308.0	$314.1

Net cash provided by operating activities	$130.6	$96.8	$122.1
Net cash used in/provided by investing activities	$(90.7)	$(98.1)	$52.3
Net cash used in financing activities	$(13.8)	$(10.9)	$(67.0)

As of October 31, 2018, we had cash and cash equivalents of $329.3 million compared with $308.0 million as of October 29, 2017. Our working capital decreased $55.7 million to $311.7 million at October 31, 2018, compared with $367.3 million at October 29, 2017, primarily due to the reclassification of our 3.25% senior convertible notes, which mature in April 2019 to current status. We may use our available cash on hand for operations, capital expenditures, debt repayments, strategic opportunities, stock repurchases or other corporate uses, any of which may be material.

As of October 29, 2017, we had cash and cash equivalents of $308.0 million compared with $314.1 million as of October 30, 2016. Our working capital increased $7.1 million to $367.3 million at October 29, 2017, compared with $360.3 million at October 30, 2016.

As of October 31, 2018 and October 29, 2017, our total cash and cash equivalents included $244.5 million and $190.0 million, respectively, held by our foreign subsidiaries. The majority of earnings of our foreign subsidiaries are considered to be indefinitely reinvested. Repatriation of these funds to the U.S. are, as a result of the U.S. Tax Cut and Jobs Act, generally not subject to U.S. federal income tax, but may be subject to U.S. state income taxes and local country withholding taxes. Our foreign subsidiaries continue to grow through the reinvestment of earnings in additional manufacturing capacity and capability, particularly in the high-end IC and FPD areas.

Net cash provided by operating activities increased to $130.6 million in FY18, compared with $96.8 million in FY17, primarily due to increased net income and an increase in cash from accounts payable and other liabilities exceeding decreases in most operating accounts and non-cash items, partially attributable to beginning operations in China. Net cash provided by operating activities decreased by $25.3 million to $96.8 million in FY17, compared with $122.1 million in FY16, primarily due to the decrease of $34.4 million of net income. Net cash provided by operating activities decreased to $122.1 million in FY16, compared with $133.2 million in fiscal 2015, primarily due to reduced year-over-year operating income, partially offset by net cash favorable changes in accrual accounts.

Net cash used in investing activities in FY18 was $90.7 million primarily resulting from capital expenditure payments. Cash flows from investing activities decreased from funds provided of $52.3 million in FY16 to $98.1 million used in FY17 due to $101.9 million aggregate proceeds received from the sale of our investments in MP Mask and an interest we held in a foreign entity in FY16, compared to increased capital expenditures of $41.8 million and the acquisition of a business of $5.4 million in FY17. Cash flows from investing activities increased to $52.3 million provided in FY16 from $104.3 used in fiscal year 2015, primarily due to proceeds of $101.9 million received from the sale of our investments in the MP Mask joint venture and an interest we held in a foreign entity, as well as decreased expenditures for capital equipment. Capital expenditure payments for the FY18, FY17, and FY16, were $92.6, $92.0, and $50.1 million, respectively. We expect capital expenditure payments in fiscal 2019 to be approximately $210 million.

Net cash used in financing activities was $13.8 million in FY18, primarily comprised of the receipt of $18.0 million from a noncontrolling interest for their investment in our recently established joint venture in China and $4.6 million of proceeds received from share-based arrangements, which partially offset the payment of a dividend to the noncontrolling interest of our IC facility in Taiwan of $8.2 million, $23.1 million used to acquire our common stock under a share repurchase program, and debt repayments of $4.6 million. Net cash used in financing activities was $10.9 million in FY17, which primarily comprised repayments of long-term borrowings and a dividend paid to the noncontrolling interest in a subsidiary, partially offset by proceeds received from employee share-based arrangements. Net cash used in financing activities was $67.0 million in FY16, primarily comprised of repayments of long-term borrowings (including $50.1 million to retire our 3.25% convertible senior notes which matured in April FY16) and $11.9 million dividend paid to the noncontrolling interest in a subsidiary, partially offset by proceeds received from employee share-based arrangements.

Our liquidity, as we operate in a high fixed-cost environment, is highly dependent on our revenue, cash conversion cycle, and the timing of our capital expenditures (which can vary significantly from period to period). Depending on conditions in the semiconductor and FPD markets, our cash flows from operations and current holdings of cash may not be adequate to meet our current and long-term needs for capital expenditures, operations and debt repayments. Historically, in certain years, we have used external financing to fund these needs. Due to conditions in the credit markets and covenant restrictions on our existing debt, some financing instruments we have used in the past may not be available to us when required. Consequently, we cannot assure that additional sources of financing would be available to us on commercially favorable terms, should our long-term cash requirements exceed our existing cash and cash available under our credit facilities.

As of October 31, 2018, we had capital commitments outstanding of approximately $130 million, nearly all of which related to the building and equipping of our China facilities (discussed below). We intend to finance our capital expenditures with our working capital, cash generated from operations, and, if necessary, additional borrowings. We have entered into a joint venture that is constructing an IC facility in China with an estimated total joint investment of $160 million. Our remaining funding commitment for the joint venture is approximately $62 million which we will fulfill over the next several quarters. We have also commenced construction of an FPD facility in China in which, as of October 31, 2018, we have invested $90 million, and will invest an additional $70 million during the first half of 2019. We believe that our cash on hand, cash generated from operations and amounts available to borrow will be sufficient to meet our cash requirements for the next twelve months. We regularly review the availability and terms at which we might issue additional equity or debt securities in the public or private markets. However, we cannot assure that additional sources of financing would be available to us on commercially favorable terms, should our capital requirements exceed our existing cash, cash generated by operations, and cash available under our credit facilities.

Cash Requirements

Our cash requirements in fiscal 2019 will be primarily to: fund our operations; capital spending, including the completion of constructing and equipping an IC research and development and manufacturing facility in Xiamen, China and an FPD manufacturing facility in Hefei, China; and service our debt. We believe that our cash on hand, cash generated from operations and amounts available to borrow will be sufficient to meet our cash requirements for the next twelve months. We regularly review the availability and terms at which we might issue additional equity or debt securities in the public or private markets. However, we cannot assure that additional sources of financing would be available to us on commercially favorable terms, should our cash requirements exceed our existing cash and cash available under our credit facilities.

Contractual Obligations

The following table presents our contractual obligations as of October 31, 2018:

	Payment due by period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt	$57,500	$57,500	$—	$—	$—
Operating leases	7,495	1,943	2,922	1,963	667
Purchase obligations	144,174	137,034	7,042	98	—
Interest	1,234	1,034	200	—	—
Other noncurrent liabilities	11,858	1,038	3,793	2,771	4,256
Total	$222,261	$198,549	$13,957	$4,832	$4,923

Long-term debt of $57.5 million in the table above represent our obligation under our 3.25% senior convertible notes, which mature on April 1, 2019, and, at the option of the note holders, may be settled either in cash or by conversion into our common stock. See Note 6 to the consolidated financial statements for additional information. As of October 31, 2018, the Company had recorded accruals for uncertain tax positions and related interest and penalties of $1.9 million which were not included in the above table due to the high degree of uncertainty regarding the timing of future payments related to such liabilities.

In November FY2019, Xiamen American Japan Photronics Mask Co., Ltd. (“PDMCX”), an indirect majority-owned joint venture subsidiary of Photronics, Inc., entered into a commitment letter under which it can borrow up to approximately $50.0 million (“the Project Loan”). PDMCX will use the Project Loan to finance certain capital expenditures in China. During the eight-year term of the Project Loan, PDMCX will grant a lien on the land, building and equipment owned by PDMCX as collateral for the Project Loan. The interest rate of the Project Loan is based on the benchmark lending rate (as defined in the Project Loan agreement) plus a floating rate spread of the People’s Bank of China on the date of borrowings. We anticipate that interest incurred on this loan will be reimbursed through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, up to a certain cap.

On November 7, 2018, PDMCX entered into a working capital loan agreement with a maximum borrowing limit of approximately $25.0 million, (“the Working Capital Loan”). In November 2018, we borrowed $2.2 million against this loan. PDMCX will use the Working Capital Loan for general financing purposes including the payment of import and value added taxes. The term of the Working Capital Loan will not exceed three years, and no guarantees were required under the terms of the Working Capital Loan. The interest rate of the Working Capital Loan is based on the benchmark lending rate (as defined in the Working Capital Loan agreement) plus a floating rate spread of the People’s Bank of China on the date of borrowings. We anticipate that interest incurred on this loan will be reimbursed through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, up to a certain cap.

Off-Balance Sheet Arrangements

In January 2018, Photronics, through its wholly-owned Singapore subsidiary, and DNP, through its wholly-owned subsidiary “DNP Asia Pacific PTE, Ltd.” entered into a joint venture under which DNP obtained a 49.99% interest in our IC business in Xiamen, China. The joint venture, known as “Photronics DNP Mask Corporation Xiamen” (“PDMCX”), was established to develop and manufacture photomasks for leading edge and advanced generation semiconductors. Under the Joint Venture Operating Agreement of Photronics DNP Mask Corporation Xiamen (“the Agreement”), DNP is afforded, under certain circumstances, the right to put its interest in PDMCX to Photronics. These circumstances include disputes regarding the strategic direction of PDMCX that may arise after the initial two year term of the Agreement that cannot be resolved between the two parties. In addition, both Photronics and DNP have the option to purchase, or put, their interest from, or to, the other party, should their ownership interest fall below 20% for a period of more than six consecutive months. Under all such circumstances, the sales of ownership interests would be at the exiting party’s ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance. Should DNP exercise an option to put their, or purchase our, interest in PDMCX, we may, depending on the relationship of the fair and book value of the net assets of PDMCX, incur a loss. As of October 31, 2018, Photronics and DNP each had net investments in PDMCX of $15.9 million.

We lease certain office facilities and equipment under operating leases that may require us to pay taxes, insurance and maintenance expenses related to the properties. Certain of these leases contain renewal or purchase options exercisable at the end of the lease terms. See Note 7 to the consolidated financial statements for additional information on these operating leases.

Business Outlook

A majority of our revenue growth is expected to continue to come from the Asia region, predominantly in China. In response to this expectation, we have entered into a joint venture that will complete the construction of an IC research and development and manufacturing facility in Xiamen, China, in late 2018. Production is anticipated to begin at this facility during the first half of 2019. In addition, in August 2017, we entered into an investment agreement to construct an FPD manufacturing facility in Hefei, China. Construction of this facility commenced in Q1 FY18, and production is anticipated to begin during the first half of 2019.

We make continual assessments of our global manufacturing strategy and monitor our revenue and related cash flows from operations. This ongoing assessment could result in future facility closures, asset redeployments, impairments of intangible or long-lived assets, workforce reductions, or the addition of manufacturing facilities, all of which would be based on market conditions and customer requirements.

We are cautiously optimistic regarding results of operations in fiscal 2019, as we observe favorable signs of demand drivers, but we are aware of certain potential macro challenges. While the photomask market has held up well, there are some sectors in the semiconductor industry that have seen slowing demand. If this spreads into a more widespread economic slowdown, then it’s possible that our markets will also be impacted. In addition to potential demand challenges, there are also geopolitical risks, the outcome of which, are uncertain. Entering 2019, we currently expect higher than normal seasonal impact in Q1 as the high-end IC market looks to remain soft, and we will have fewer days in our first quarter. Beyond the first quarter, growth will be dependent on the shape and duration of any potential market downturn. As we get to the second half of the year, we should see additional growth from the ramp of our new China facilities. Therefore, our 2019 growth will be dependent on underlying market demand and how effectively we ramp production in China.

Our future results of operations and the other forward-looking statements contained in this filing involve a number of risks and uncertainties. While various risks and uncertainties have been discussed, a number of other unforeseen factors could cause actual results to differ materially from our expectations.

Critical Accounting Estimates

Our consolidated financial statements are based on the selection and application of accounting policies, which require management to make significant estimates and assumptions. We believe the following to be the more critical areas that require judgement when applying our accounting policies:

•	the determination of the useful lives of our property, plant, and equipment and the timing of when depreciation should begin on such assets, as these determinations can significantly impact our gross margin and research and development expenses;
•	the evaluation of the recoverability of our long-lived and definite-lived intangible assets, which requires us to forecast the future cash flows related to these assets, and the potential impacts to our gross margin and operating expenses;
•	the estimation of the collectability of our accounts receivables which impacts our gross margin and operating expenses;
•	the recognition and measurement of current and deferred income taxes, including the measurement of uncertain tax positions, which impact our provision for income taxes and our tax-related asset and liability balances.

Please refer to Note 1 to our consolidated financial statements for additional information related to these critical accounting estimates and our other significant accounting policies.

Recent Accounting Pronouncements

See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 23 Recent Accounting Pronouncements” for recent accounting pronouncements that may affect our financial reporting.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We conduct business in several major currencies throughout our worldwide operations, and our financial performance may be affected by fluctuations in the exchange rates of these currencies. Changes in exchange rates can positively or negatively affect our reported revenue, operating income, assets, liabilities, and equity. The functional currencies of our Asian subsidiaries are the South Korean won, the New Taiwan dollar, the Chinese renminbi and the Singapore dollar. The functional currencies of our European subsidiaries are the British pound and the euro. In addition, we have transactions and balances in Japanese yen.

We attempt to minimize our risk of foreign currency transaction losses by producing products in the same country in which the products are sold (thereby generating revenues and incurring expenses in the same currency), and by managing our working capital. However, in some instances, we sell products in a currency other than the functional currency of the country where it was produced, or purchase products in a currency that differs from the functional currency of the purchasing manufacturing facility. For example, we are currently shipping a significant quantity of photomasks into China, while our China facilities are under construction. In addition, to the extent practicable, we attempt to reduce our exposure to foreign currency exchange fluctuations by converting cash and cash equivalents into the functional currency of the subsidiary which holds the cash. We may also enter into derivative contracts to mitigate our exposure to foreign currency fluctuations when we have a significant purchase obligation or significant receivable denominated in a currency that differs from the transacting subsidiaries’ functional currencies. We do not enter into derivatives for speculative purposes. There can be no assurance that these practices will protect us from the need to recognize significant foreign currency transaction gains and losses, especially in the event of a significant adverse movement in the value of any foreign currency in which we conduct business against any of our functional currencies, including the U.S. dollar.

Our primary net foreign currency exposures as of October 31, 2018, included the South Korean won, the Japanese yen, the New Taiwan dollar, the Chinese renminbi, the Singapore dollar, the British pound, and the euro. As of October 31, 2018, a 10% adverse movement in the value of these currencies against the functional currencies of our subsidiaries would have resulted in a net unrealized pre-tax loss of $13.2 million, which represents an increase of $0.2 million from the same result as of October 29, 2017. The increase in foreign currency rate change risk is primarily the result of increased exposure of Korean won against USD. We do not believe that a 10% change in the exchange rates of other non-US dollar currencies would have had a material effect on our October 31, 2018 consolidated financial statements.

Interest Rate Risk

At October 31, 2018, we did not have any variable rate borrowings. Therefore, a 10% change in interest rates would not have had a material effect on our consolidated financial position, results of operations, or cash flows in the year ended October 31, 2018.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and the Board of Directors
of Photronics, Inc.
Brookfield, Connecticut

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Photronics, Inc. (the “Company”) as of October 31, 2018 and October 29, 2017, and the related consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of equity, and consolidated statements of cash flows for each of the years ended October 31, 2018, October 29, 2017 and October 30, 2016. We also have audited the Company’s internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and October 29, 2017, and the results of its operations and their cash flows for each of the fiscal years ended October 31, 2018, October 29, 2017, and October 30, 2016 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2018, based on the criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
December 21, 2018

We have served as the Company’s auditor since 1991.

PHOTRONICS, INC.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	October 31, 2018	October 29, 2017
ASSETS

Current assets:
Cash and cash equivalents	$329,277	$308,021
Accounts receivable, net of allowance of $1,526 in 2018 and $2,319 in 2017	120,515	105,320
Inventories	29,180	23,703
Other current assets	23,759	12,080
Total current assets	502,731	449,124

Property, plant and equipment, net	571,781	535,197
Intangible assets, net	12,368	17,122
Deferred income taxes	18,109	15,481
Other assets	5,020	3,870
Total assets	$1,110,009	$1,020,794

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term debt	$57,453	$4,639
Accounts payable	89,149	50,834
Accrued liabilities	44,474	26,303
Total current liabilities	191,076	81,776

Long-term debt	—	57,337
Deferred income taxes	643	2,049
Other liabilities	13,721	14,337
Total liabilities	205,440	155,499

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 69,700 shares issued and 67,142 outstanding at October 31, 2018, and 68,666 shares issued and outstanding at October 29, 2017	697	687
Additional paid-in capital	555,606	547,596
Retained earnings	231,445	189,390
Treasury stock, 2,558 shares at October 31, 2018	(23,111)	—
Accumulated other comprehensive income (loss)	(4,966)	6,891
Total Photronics, Inc. shareholders’ equity	759,671	744,564
Noncontrolling interests	144,898	120,731
Total equity	904,569	865,295
Total liabilities and equity	$1,110,009	$1,020,794

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended
	October 31, 2018	October 29, 2017	October 30, 2016
Revenue	$535,276	$450,678	$483,456
Cost of goods sold	(403,773)	(359,363)	(364,750)
Gross profit	131,503	91,315	118,706

Operating expenses:
Selling, general and administrative	(51,395)	(43,585)	(44,577)
Research and development	(14,481)	(15,862)	(21,654)
Total operating expenses	(65,876)	(59,447)	(66,231)
Operating income	65,627	31,868	52,475

Other income (expense):
Interest income and other income (expense)	5,206	(3,068)	2,424
Interest expense	(2,262)	(2,235)	(3,365)
Gains on sales of investments	—	—	8,940
Income before income tax provision	68,571	26,565	60,474
Income tax provision	(7,335)	(5,276)	(4,798)
Net income	61,236	21,289	55,676
Net income attributable to noncontrolling interests	(19,181)	(8,159)	(9,476)
Net income attributable to Photronics, Inc. shareholders	$42,055	$13,130	$46,200
Earnings per share:
Basic	$0.61	$0.19	$0.68
Diluted	$0.59	$0.19	$0.64
Weighted-average number of common shares outstanding:
Basic	68,829	68,436	67,539
Diluted	74,821	69,288	76,354

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended
	October 31, 2018	October 29, 2017	October 30, 2016
Net income	$61,236	$21,289	$55,676
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(16,672)	19,799	6,334
Amortization of cash flow hedge	48	129	129
Other	101	478	(589)
Net other comprehensive (loss) income	(16,523)	20,406	5,874
Comprehensive income	44,713	41,695	61,550
Less: comprehensive income attributable to noncontrolling interests	14,515	14,003	12,448
Comprehensive income attributable to Photronics, Inc. shareholders	$30,198	$27,692	$49,102

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC.
Consolidated Statements of Equity
Years Ended October 31, 2018, October 29, 2017 and October 30, 2016
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
	Shares	Amount
Balance at November 1, 2015	66,602	$666	$526,402	$130,060	$—	$(10,573)	$115,511	$762,066
Net income	—	—	—	46,200	—	—	9,476	55,676
Other comprehensive income	—	—	—	—	—	2,902	2,972	5,874
Sales of common stock through employee stock option and purchase plan	618	6	3,441	—	—	—	—	3,447
Restricted stock awards vesting and expense	143	2	1,190	—	—	—	—	1,192
Share-based compensation expense	—	—	2,637	—	—	—	—	2,637
Conversion of debt to common stock	717	7	7,431	—	—	—	—	7,438
Dividends to noncontrolling interests	—	—	—	—	—	—	(11,901)	(11,901)
Return of capital to noncontrolling interest	—	—	—	—	—	—	(955)	(955)
Repurchase of common stock by subsidiary	—	—	(8)	—	—	—	8	—
Balance at October 30, 2016	68,080	681	541,093	176,260	—	(7,671)	115,111	825,474
Net income	—	—	—	13,130	—	—	8,159	21,289
Other comprehensive income	—	—	—	—	—	14,562	5,844	20,406
Sales of common stock through employee stock option and purchase plan	459	5	2,877	—	—	—	—	2,882
Restricted stock awards vesting and expense	127	1	1,508	—	—	—	—	1,509
Share-based compensation expense	—	—	2,118	—	—	—	—	2,118
Dividends to noncontrolling interests	—	—	—	—	—	—	(8,383)	(8,383)
Balance at October 29, 2017	68,666	687	547,596	189,390	—	6,891	120,731	865,295
Net income	—	—	—	42,055	—	—	19,181	61,236
Other comprehensive income	—	—	—	—	—	(11,857)	(4,666)	(16,523)
Sales of common stock through employee stock option and purchase plan	870	9	4,683	—	—	—	—	4,692
Restricted stock awards vesting and expense	164	1	1,747	—	—	—	—	1,748
Share-based compensation expense	—	—	1,432	—	—	—	—	1,432
Contribution from noncontrolling interests	—	—	148	—	—	—	17,848	17,996
Dividends to noncontrolling interests	—	—	—	—	—	—	(8,196)	(8,196)
Purchase of treasury stock	—	—	—	—	(23,111)	—	—	(23,111)
Balance at October 31, 2018	69,700	$697	$555,606	$231,445	$(23,111)	$(4,966)	$144,898	$904,569

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	October 31, 2018	October 29, 2017	October 30, 2016
Cash flows from operating activities:
Net income	$61,236	$21,289	$55,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	79,536	81,699	77,613
Amortization of intangible assets	4,797	4,874	5,228
Gains on sales of investments	—	—	(8,940)
Share-based compensation	3,180	3,627	3,827
Deferred income taxes	(273)	1,633	(3,816)
Changes in assets, liabilities, and other:
Accounts receivable	(18,553)	(9,625)	18,807
Inventories	(6,162)	(602)	2,268
Other current assets	(11,731)	1,127	7,936
Accounts payable, accrued liabilities and other	18,537	(7,189)	(36,462)
Net cash provided by operating activities	130,567	96,833	122,137
Cash flows from investing activities:
Purchases of property, plant and equipment	(92,585)	(91,965)	(50,147)
Purchases of intangible assets	(218)	(834)	(13)
Acquisition of business	—	(5,400)	—
Proceeds from sales of investments	—	167	101,853
Other	2,074	(34)	597
Net cash (used in) provided by investing activities	(90,729)	(98,066)	52,290
Cash flows from financing activities:
Purchase of treasury stock	(23,111)	—	—
Dividends paid to noncontrolling interests	(8,166)	(8,298)	(11,890)
Repayments of long-term debt	(4,639)	(5,428)	(57,609)
Contribution from noncontrolling interests	17,996	—	—
Proceeds from share-based arrangements	4,634	2,830	3,463
Return of capital to noncontrolling interests	—	—	(966)
Other	(519)	(32)	(20)

Net cash used in financing activities	(13,805)	(10,928)	(67,022)

Effects of exchange rate changes on cash and cash equivalents	(4,777)	6,108	802

Net increase (decrease) in cash and cash equivalents	21,256	(6,053)	108,207

Cash and cash equivalents at beginning of year	308,021	314,074	205,867

Cash and cash equivalents at end of year	$329,277	$308,021	$314,074
Supplemental disclosure of non-cash information:
Accrual for property, plant and equipment purchased during year	$29,602	$2,767	$7,866
Conversion of debt to common stock	—	—	7,439

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended October 31, 2018, October 29, 2017 and October 30, 2016
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

Fiscal Year

Commencing with our 2018 fiscal year, our fiscal year ends on October 31. In prior years, our fiscal years ended on the Sunday closest to October 31. Prior year results in this Form 10-K have not been restated to reflect yearend dates of October 31.

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

Inventories

Inventories are stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or net realizable value. Presented below are the components of inventory at the balance sheet dates:

	October 31 2018	October 29 2017
Finished goods	$668	$664
Work in process	3,402	2,957
Raw materials	25,110	20,082
	$29,180	$23,703

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

Depreciation and amortization, substantially all of which are included in cost of goods sold, are computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 10 to 39 years, machinery and equipment over 5 to 15 years, and furniture, fixtures and office equipment over 3 to 5 years. Leasehold improvements are amortized over the life of the lease or the estimated useful life of the improvement, whichever is less. We employ judgment and assumptions when we establish estimated useful lives and depreciation periods, as well as when we periodically review property, plant and equipment for any potential impairment in carrying values, whenever events such as a significant industry downturn, plant closures, technological obsolescence, or other change in circumstances indicate that their carrying amounts may not be recoverable.

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

We periodically evaluate the remaining useful lives of our intangible assets to determine whether events or circumstances warrant a revision to the remaining periods of amortization. In the event that the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. If it is determined that an intangible asset has an indefinite useful life, that intangible asset would be subject to impairment testing annually or whenever events or circumstances indicate that its carrying value may not, based on future undiscounted cash flows or market factors, be recoverable; and an impairment loss would be recorded in the period in which the impairment determination is made. The amount of the impairment loss recorded would be based on the fair value of the intangible asset at the measurement date.

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

Investments in Joint Ventures

The financial results of investments in joint ventures in which we have a controlling financial interest are included in our consolidated financial statements. Investments in joint ventures over which we have the ability to exercise significant influence and that, in general, are at least 20 percent-owned are accounted for under the equity method. An impairment loss would be recognized whenever a decrease in the fair value of such an investment below its carrying amount is determined to be other than temporary. In judging “other than temporary,” we would consider the length of time and the extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the investee, and our longer-term intent of retaining our investment in the investee.

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

We consolidate the results of any such entity in which we have determined that we have a controlling financial interest. We would have a “controlling financial interest” (and thus be considered the “primary beneficiary” of the entity) in such an entity when we have both the power to direct the activities that most significantly affect the VIE’s economic performance and the obligation to absorb the losses of, or right to receive the benefits from, the VIE that could be potentially significant to the VIE. On a quarterly basis, we reassess whether we have a controlling financial interest in any investments we have in these certain legal entities.

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

Treasury Stock

We record treasury stock purchases under the cost method, recording the entire cost of the acquired stock as treasury stock. Gains and losses on subsequent reissuances would be credited or charged to additional paid-in capital, and we would employ the average cost method (with average cost being determined separately for each share repurchase program), in the event that we subsequently reissue shares.

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

Research and Development

Research and development costs are expensed as incurred and consist primarily of development efforts related to high-end process technologies for advanced sub-wavelength reticle solutions for IC and FPD photomask technologies.

Foreign Currency Translation

Our non-US subsidiaries maintain their accounts in their respective local currencies. Assets and liabilities of such subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expenses are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments are accumulated and reported in accumulated other comprehensive income, a component of equity. The effects of changes in exchange rates on foreign currency transactions, which are included in interest income and other income (expense) were a net gain/(loss) of $0.4 million, $(5.2) million and $(0.3) million in fiscal years 2018, 2017 and 2016, respectively.

Noncontrolling Interests

Substantially all of noncontrolling interests represents the minority shareholders’ proportionate share in the equity of two of the Company’s majority-owned subsidiaries: Photronics DNP Mask Corporation (“PDMC”) in Taiwan, and Photronics DNP Mask Corporation Xiamen (“PDMCX”) in China, of which noncontrolling interests owned 49.99% as of October 31, 2018 and October 29, 2017. In addition, noncontrolling shareholders owned approximately 0.2% and 0.3% of PK Ltd. (“PKL”) in Korea as of October 31, 2018 and October 29, 2017, respectively.

Derivative Instruments and Hedging Activities

We record derivatives in the consolidated balance sheets as assets or liabilities, measured at fair value. We do not engage in derivative instruments for speculative purposes. Gains or losses resulting from changes in the values of derivatives are reflected in earnings, or as accumulated other comprehensive income or loss, a separate component of equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, among other criteria, a derivative must be a hedge of an interest rate, price, foreign currency exchange rate, or credit risk that is expected to be highly effective at the inception of the hedge, be highly effective in achieving offsetting changes in the fair value or cash flows of the hedged item during the term of the hedge and formally documented at the inception of the hedge. In general, the types of risks we would hedge are those related to the variability of future cash flows caused by movements in foreign currency exchange and interest rates. We would document our risk management strategy and hedge effectiveness at the inception of, and during the term of, each hedge.

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

Product Warranty

We warrant that items sold will conform to customer specifications for a 30-day period. However, our liability generally is limited to the repair, replacement, or refund of the cost of the photomasks at our sole option. We inspect photomasks for conformity to customer specifications prior to shipment. Accordingly, customer claims related to items under warranty have historically been insignificant. Our warranty policy includes accepting returns of products with defects, or products that have not been produced to precise customer specifications.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	October 31, 2018	October 29, 2017
Land	$11,139	$9,959
Buildings and improvements	124,771	125,290
Machinery and equipment	1,566,163	1,547,870
Leasehold improvements	19,577	20,050
Furniture, fixtures and office equipment	12,415	12,989
Construction in progress	128,649	72,045
	1,862,714	1,788,203
Accumulated depreciation and amortization	(1,290,933)	(1,253,006)
	$571,781	$535,197

Equipment under capital leases is included in the property, plant and equipment amount, above, as follows:

	October 31, 2018	October 29, 2017
Machinery and equipment	$—	$34,917
Less accumulated amortization	—	13,843
	$—	$21,074

In January 2017, we acquired a business comprised of manufacturing assets and certain intellectual property that enabled us to expand our manufacturing capability, primarily in large area masks for IC, for approximately

$5.7 million, including $0.3 million paid one year after the acquisition date. The transaction was accounted for in accordance with ASC 805, “Business Combinations”, with substantially all of the purchase price being allocated to long-lived assets that are being depreciated over five years.

In January 2017, we entered into a noncash transaction with a customer which resulted in the acquisition of equipment with a fair value of approximately $6.7 million and $9.0 million in fiscal years 2018 and 2017, respectively.

NOTE 3 - INTANGIBLE ASSETS

Amortization expense of the Company’s finite-lived intangible assets was $4.8 million, $4.9 million and $4.8 million in fiscal years 2018, 2017 and 2016, respectively.

Intangible assets consist of:

	Gross Amount	Accumulated Amortization	Net Amount
As of October 31, 2018
Technology license agreement	$59,616	$(49,349)	$10,267
Customer relationships	9,147	(7,959)	1,188
Software and other	6,519	(5,606)	913
	$75,282	$(62,914)	$12,368
As of October 29, 2017
Technology license agreement	$59,616	$(45,374)	$14,242
Customer relationships	9,375	(7,793)	1,582
Software and other	8,195	(6,897)	1,298
	$77,186	$(60,064)	$17,122

The weighted-average amortization period of intangible assets acquired in fiscal year 2018, which is comprised of software, is three years. The weighted-average amortization period of intangible assets acquired in fiscal year 2017 was 4.5 years, primarily comprised of acquired customer relationships and technology that has an amortization period of five years, and software that has an amortization period of three years.

Intangible asset amortization over the next five years is estimated to be as follows:

Fiscal Years:
2019	$4,588
2020	4,539
2021	2,706
2022	129
2023	126

NOTE 4 - PDMCX JOINT VENTURE

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

As of October 31, 2018, Photronics and DNP have each contributed cash of approximately $18.0 million to the joint venture. We estimate that, over the next several years and per the PDMCX joint venture operating agreement (“the Agreement”), DNP and Photronics will each contribute an additional $62 million of cash and additional amounts to be obtained through local borrowings.

Under the Agreement, DNP is afforded, under certain circumstances, the right to put its interest in PDMCX to Photronics. These circumstances include disputes regarding the strategic direction of PDMCX that may arise after the initial two year term of the Agreement and cannot be resolved between the two parties. In addition, both Photronics and DNP have the option to purchase, or put, their interest from, or to, the other party, should their ownership interest fall below 20% for a period of more than six consecutive months. Under all such circumstances, the sales of ownership interests would be at the exiting party’s ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance.

We recorded net losses from the operations of the PDMCX joint venture of approximately $0.7 million in fiscal 2018. General creditors of PDMCX do not have recourse to the assets of Photronics, Inc., and the maximum exposure to loss for Photronics from PDMCX at October 31, 2018, was $15.9 million.

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

The carrying amounts of PDMCX assets and liabilities included in our condensed consolidated balance sheet as of October 31, 2018, are presented in the following table, together with the maximum exposure to loss of Photronics due to its interests in the net assets of this joint venture.

Classification	Carrying Amount	Photronics Interest
Current assets	$9,625	$4,813
Non-current assets	43,415	21,708
Total assets	53,040	26,521
Current liabilities	21,205	10,603
Non-current liabilities	20	10
Total liabilities	21,225	10,613
Net assets	$31,815	$15,908

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	October 31, 2018	October 29, 2017
Compensation related expenses	$15,359	$9,981
Income taxes	10,369	2,305
Unearned revenue	7,834	5,659
Value added and other taxes	3,683	3,064
Professional fees	1,257	1,011
Other	5,972	4,283
	$44,474	$26,303

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:

	October 31, 2018	October 29, 2017
3.25% convertible senior notes due in April 2019	$57,453	$57,337
2.77% capital lease obligation payable through July 2018	—	4,639
	57,453	61,976
Less: current portion	57,453	4,639
	$—	$57,337

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

In November FY2019, Xiamen American Japan Photronics Mask Co., Ltd. (“PDMCX”), an indirect majority owned joint venture subsidiary of Photronics, Inc., entered into a commitment letter for an 8-year term loan agreement under which it can borrow up to approximately $50.0 million (“the Project Loan”). PDMCX will use the Project Loan to finance certain capital expenditures in China. PDMCX will grant a lien on the land, building and equipment owned by PDMCX as collateral for the Project Loan. The interest rate of the Project Loan is based on the benchmark lending rate (as defined in the Project Loan agreement) plus a floating rate spread, of the People’s Bank of China on the date of borrowings. We anticipate that interest incurred on this loan will be reimbursed through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, up to a certain cap.

On November 7, 2018, PDMCX entered into a working capital loan agreement with a maximum borrowing limit of approximately $25.0 million, (“the Working Capital Loan”). In November 2018, we borrowed $2.2 million against this loan. PDMCX will use the Working Capital Loan for general financing purposes including for the payment of import and value added taxes. The term of the Working Capital Loan will not exceed three years, and no guarantees were required under the terms of the Working Capital Loan. The interest rate of the Working Capital Loan is based on the benchmark lending rate (as defined in the Working Capital Loan agreement) plus a floating rate spread, of the People’s Bank of China on the date of borrowings. We anticipate that interest incurred on this loan will be reimbursed through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, up to a certain cap.

In August 2018, we entered into an amendment to our credit facility which allows us to sell, transfer, lease, or otherwise dispose of our assets to a subsidiary guarantor. In September 2018, we entered into an amended and restated credit agreement (“the new agreement”) that expires in September 2023. The new agreement, which replaced our prior credit facility, has a $50 million borrowing limit, with an expansion capacity to $100 million, and is secured by substantially all of our assets located in the United States and common stock we own in certain of our foreign subsidiaries. The new agreement limits the amount we can pay in cash dividends on Photronics, Inc. stock, and contains the following financial covenants: minimum interest coverage ratio, total leverage ratio and minimum unrestricted cash balance, all of which we were in compliance with at October 31, 2018. We had no outstanding borrowings against the new agreement at October 31, 2018, and $50 million was available for borrowing. The interest rate on the new agreement (2.3% at October 31, 2018) is based on our total leverage ratio at LIBOR plus a spread, as defined in the credit facility.

In August 2013, a $26.4 million principal amount, five year capital lease commenced to fund the purchase of a high-end lithography tool. Payments under the capital lease, which bore interest at 2.77%, were $0.5 million per month through July 2018.

Interest payments were $1.9 million, $2.1 million, and $3.2 million, in fiscal years 2018, 2017 and 2016, respectively.

NOTE 7 - OPERATING LEASES

We lease various real estate and equipment under non-cancelable operating leases, for which rent expense was $2.9 million, $3.0 million, and $2.8 million in fiscal 2018, 2017, and 2016, respectively.

At October 31, 2018, future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year were as follows:

2019	$1,850
2020	1,547
2021	1,375
2022	1,345
2023	618
Thereafter	667
$7,402

See Note 6 for disclosures related to capital lease obligations.

NOTE 8 - SHARE-BASED COMPENSATION

In March 2016, shareholders approved a new equity incentive compensation plan (“the Plan”), under which incentive stock options, non-qualified stock options, stock grants, stock-based awards, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and other stock or cash awards may be granted. Shares to be issued under the Plan may be authorized and unissued shares, issued shares that have been reacquired by us (in the open-market or in private transactions), shares that are being held in the treasury, or a combination thereof. The maximum number of shares of common stock approved that may be issued under the Plan is four million shares. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of Photronics or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. We incurred total share-based compensation expenses of $3.2 million, $3.6 million, and $3.8 million in fiscal years 2018, 2017, and 2016, respectively. No share-based compensation cost was capitalized as part of an asset and no related income tax benefits were recorded during the fiscal years presented.

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

The weighted-average inputs and risk-free rate of return ranges used to calculate the grant date fair values of stock options issued during fiscal years 2018, 2017 and 2016 are presented in the following table:

	Year Ended
	October 31, 2018	October 29, 2017	October 30, 2016
Expected volatility	31.7%	32.2%	48.4%
Risk-free rate of return	2.2 – 2.8%	1.9 – 2.0%	1.2 – 1.7%
Dividend yield	0.0%	0.0%	0.0%
Expected term	5.0 years	5.0 years	5.1 years

The table below presents a summary of stock options activity during fiscal year 2018 and information on stock options outstanding at October 31, 2018.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at October 29, 2017	3,345,235	$8.01
Granted	269,000	8.62
Exercised	(823,311)	5.27
Cancelled and forfeited	(367,364)	10.19
Outstanding at October 31, 2018	2,423,560	$8.68	5.8 years	$3,977
Exercisable at October 31, 2018	1,612,945	$7.93	4.8 years	$3,524
Vested and expected to vest as of October 31, 2018	2,315,890	$8.59	5.7 years	$3,930

The weighted-average grant date fair value of options granted during fiscal years 2018, 2017 and 2016 were $2.76, $3.59 and $4.51, respectively. The total intrinsic value of options exercised during fiscal years 2018, 2017 and 2016 was $2.5 million, $1.9 million and $3.5 million, respectively.

We received cash from option exercises of $4.3 million, $2.4 million and $3.1 million in fiscal years 2018, 2017 and 2016, respectively. As of October 31, 2018, the total unrecognized compensation cost of unvested option awards was approximately $1.5 million. That cost is expected to be recognized over a weighted-average amortization period of 1.9 years.

Restricted Stock

We periodically grant restricted stock awards, the restrictions on which typically lapse over a service period of one-to-four years. The fair value of the awards are our closing stock prices on the dates of grant. There were 290,000, 317,750, and 115,225 restricted stock awards granted during fiscal years, 2018, 2017 and 2016. The weighted-average grant date fair values of restricted stock awards issued during fiscal years 2018, 2017 and 2016 were $8.62, $10.94 and $12.13, respectively. The total fair value of awards for which restrictions lapsed was $1.4 million, $1.2 million and $1.7 million during fiscal years 2018, 2017 and 2016, respectively. As of October 31, 2018, the total compensation cost for restricted stock awards not yet recognized was approximately $2.8 million. That cost is expected to be recognized over a weighted-average amortization period of 2.6 years.

A summary of restricted stock award activity during fiscal year 2018 and the status of our outstanding restricted stock awards as of October 31, 2018, is presented below:

Restricted Stock	Shares	Weighted-Average Fair Value at Grant Date
Outstanding at October 29, 2017	339,181	$10.74
Granted	290,000	8.62
Vested	(163,664)	9.88
Cancelled	(46,220)	11.07
Outstanding at October 31, 2018	419,297	$9.58
Expected to vest as of October 31, 2018	383,413	$9.53

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (“ESPP”) permits employees to purchase Photronics, Inc. common shares at 85% of the lower of the closing market price at the commencement or ending date of the Plan year (which is approximately one year). We recognize the ESPP expense during that same period. As of October 31, 2018, the maximum number of shares of common stock approved by our shareholders to be purchased under the ESPP was 1.5 million shares; approximately 1.4 million shares had been issued through October 31, 2018, and approximately 0.1 million shares were subject to outstanding subscriptions. As of October 31, 2018, the total compensation cost related to the ESPP not yet recognized was $0.1 million, which is expected to be recognized in fiscal 2019.

NOTE 9 - EMPLOYEE RETIREMENT PLANS

We maintain a 401(k) Savings and Profit Sharing Plan (“401(k) Plan”) which covers all full and certain part time U.S. employees who have completed three months of service and are 18 years of age or older. Under the terms of the 401(k) Plan, employees may contribute up to 50% of their salary, subject to certain maximum amounts, which will be matched by the Company at 50% of the employee’s contributions that are not in excess of 4% of the employee’s compensation. Employee and employer contributions vest immediately upon contribution. The total employer contributions for all of our defined contribution plans were $0.7 million, $0.6 million and $0.6 million in fiscal years 2018, 2017 and 2016, respectively.

NOTE 10 - INCOME TAXES

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Act”), was signed into law, enacting significant changes to the United States Internal Revenue Code of 1986, as amended. For fiscal 2018, the most significant impacts include: the reduction of the U.S. federal corporate income tax rate; remeasurement of certain net deferred tax assets; phased refund of alternative minimum tax credit carryforward and requirement of a transition tax on the deemed repatriation of certain foreign earnings. The phase-in of the lower corporate income tax rate resulted in a blended income tax rate of 23.42% for fiscal 2018, as compared to the previous rate of 35%. The tax rate has been reduced to 21% for subsequent fiscal years, which impacted the remeasurement of our year end deferred tax balances.

In December 2017, in response to the Act, the Securities and Exchange Commission released Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations in which the accounting under ASC 740 is incomplete for certain income tax effects of the Act. We adopted SAB 118 in our first quarter of fiscal year 2018. SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but for which reasonable estimates have been determined; and (3) reasonable estimates cannot yet be made and, therefore, taxes are reflected in accordance with law prior to the enactment of the Act. The effects of the Act provisions and the application of SAB 118 included in the fiscal 2018 results are summarized as follows:

•	The accounting for the net income tax change for the remeasurement of certain deferred taxes is complete, and resulted in an increase of $1.6 million (provisional estimate of $2.5 million) reflecting the remeasurement of the final year end deferred taxes to the fiscal 2019 tax rate, all of which was offset by the remeasurement adjustment of $1.6 million (provisional estimate of $2.5 million) of the related valuation allowance, resulting in a net zero change in the income tax provision.
•	As a result of the Act our determination regarding the realization of the benefit of the alternative minimum tax credit carryforwards changed; accordingly, the related valuation allowance has been reversed, and a $3.7 million, net of sequestration, tax benefit has been recorded (our original provisional estimate of $3.9 million, was reduced to $3.7 million in FY 2018 Q3 to reflect sequestration). The accounting for this item is now complete.
•	Additionally, the accounting of the transition tax, for the year ended October 31, 2018 is complete. We recorded income tax expense of $29.6 million (provisional estimate of $28.4 million reported in the previous three quarters of FY 2018, changed based on the most current available information). The entire amount of transition tax was offset by the current year loss, current year credits and available credit carryforwards.

Based on our current interpretation of the Act, we have completed the accounting for all items that impact our fiscal 2018 financial statements. Collectively, these items and the changes in measurement did not have a material impact to our consolidated effective tax rate or financial statements.

On January 18, 2018, the Taiwan Legislature Yuan approved amendments to the Income Tax Act, enacting an increase in the corporate tax rate from 17% to 20%. Under generally accepted accounting principles, we are required to revalue our deferred tax assets and liabilities, utilizing the rate applicable to the period, when a temporary difference will reverse. Our analysis indicates that our Taiwan deferred tax asset will be increased and, accordingly, we have recognized a net benefit of $0.2 million.

Income before the income tax provisions consists of the following:

	Year Ended
	October 31, 2018	October 29, 2017	October 30, 2016
United States	$(9,859)	$(11,544)	$6,270
Foreign	78,430	38,109	54,204
	$68,571	$26,565	$60,474

The income tax provisions consist of the following:

	Year Ended
	October 31, 2018	October 29, 2017	October 30, 2016
Current:
Federal	$(30)	$173	$492
State	(0)	(4)	(2)
Foreign	11,584	3,474	8,115

Deferred:
Federal	(3,673)	—	—
State	(24)	15	10
Foreign	(522)	1,618	(3,817)
Total	$7,335	$5,276	$4,798

The income tax provisions differ from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes as a result of the following:

	Year Ended
	October 31, 2018	October 29, 2017	October 30, 2016
U.S. federal income tax at statutory rate	$16,059	$9,298	$21,166
Changes in valuation allowances	4,554	(3,632)	(9,516)
Distributions from foreign subsidiaries	—	6,471	3,438
Foreign tax rate differentials	(2,078)	(5,230)	(9,620)
Tax credits	(1,530)	(1,925)	(944)
Uncertain tax positions, including reserves, settlements and resolutions	(1,791)	(932)	134
Employee stock option	(1,433)	512	452
Income tax holiday	(2,648)	(743)	(507)
Tax reform	(3,736)	—	—
Tax on foreign subsidiary earnings	—	1,712	225
Other, net	(62)	(255)	(30)
	$7,335	$5,276	$4,798

The fiscal year 2018 effective tax rate differs from the U.S. federal blended rate of 23.42% primarily due to the impact of the Act allowing for the refund of AMT credits that caused a corresponding reversal of the related valuation allowance, the recognition of a benefit related to previously unrecognized tax positions, earnings being taxed at lower statutory rates in foreign jurisdictions, the benefits of tax holiday, and investment credits in foreign jurisdictions.

The fiscal years 2017 and 2016 effective tax rates differ from the U.S. statutory rate of 35% primarily due to earnings being taxed at lower statutory rates in foreign jurisdictions, changes in deferred tax asset valuation allowances, including the reversals noted below, together with the benefit of various investment credits in a foreign jurisdiction. In addition, the lower rate in fiscal year 2016 was partially driven by a benefit that resulted from the reversal of a previously recorded undistributed earnings tax liability in a foreign jurisdiction for which we are no longer liable. We were granted two five-year tax holidays in Taiwan, one that expired unused in 2017 and the other that expires in 2019. The latter tax holiday reduced foreign taxes by $2.6 million, $0.7 million and $0.5 million in fiscal years 2018, 2017 and 2016, respectively, with a $0.035 cents per share impact in fiscal 2018 and a de minimis per share effect in the fiscal 2017 and 2016 periods.

The net deferred income tax assets consist of the following:

	As of
	October 31, 2018	October 29, 2017
Deferred income tax assets:
Net operating losses	$30,805	$40,942
Reserves not currently deductible	4,703	4,196
Alternative minimum tax credits	3,673	3,946
Tax credit carryforwards	9,159	10,037
Share-based compensation	767	2,335
Other	1,210	1,503
	50,317	62,959
Valuation allowances	(24,383)	(25,590)
	25,934	37,369
Deferred income tax liabilities:
Undistributed earnings of foreign subsidiaries	(0)	(4,335)
Property, plant and equipment	(8,020)	(19,280)
Other	(448)	(322)
	(8,468)	(23,937)
Net deferred income tax assets	$17,466	$13,432
Reported as:
Deferred income tax assets	$18,109	$15,481
Deferred income tax liabilities	(643)	(2,049)
	$17,466	$13,432

We have established a valuation allowance for a portion of our deferred tax assets because we believe, based on the weight of all available evidence, that it is more likely than not that a portion of our net operating loss carryforwards will expire prior to utilization. During fiscal year 2018, the valuation allowance decrease primarily resulted from the reversal of the valuation allowance related to alternative minimum tax credits of $(3.9) million as the result of the Act, prior year additional NOL utilization of $(1.8) million, credit utilization of $(1.3) million, other impacts of $(0.4) million, changes in the deferred tax liability of $2.8 million, $1.8 million from the adoption of ASU 2016-09 related to stock compensation, and $1.6 million from the corporate tax rate reduction. During fiscal year 2016, we determined that sufficient positive evidence existed in certain foreign jurisdictions that it was more likely than not that additional deferred tax assets were realizable and, therefore, we reduced the valuation allowance by $4.3 million. Fiscal years 2017 and 2016 also changed as a result of loss utilizations and deferred tax liability changes of $3.7 million and $5.2 million, respectively.

Due to the Act, as of fiscal year end 2018, U.S. deferred taxes are no longer provided on the undistributed earnings of non-U.S. subsidiaries. Our policy to indefinitely reinvest these earnings in non-U.S. operations remains unchanged for the purpose of determining deferred tax liabilities for U.S. state and foreign withholding taxes. During fiscal year 2017, the permanent reinvestment assertion was partially changed due to changes in circumstances within one of our non-U.S. subsidiary entities, and a U.S. tax liability was recognized for the related undistributed earnings. Outside of the Act, should we elect in the future to repatriate the remaining foreign earnings deemed to be indefinitely reinvested, we may incur additional state and withholding tax expense on those foreign earnings, the amount of which is not practicable to compute.

The following tables present our available operating loss and credit carryforwards at October 31, 2018, and their related expiration periods:

Operating Loss Carryforwards	Amount	Expiration Periods
Federal	$78,902	2028-2033
State	208,411	2018-2038
Foreign	9,761	2021-2027
Tax Credit Carryforwards	Amount	Expiration Period
Federal research and development	$4,314	2019-2038
Federal alternative minimum	3,673	Refundable
State	5,819	2020-2032
Foreign	246	2019-2020

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended
	October 31, 2018	October 29, 2017	October 30, 2016
Balance at beginning of year	$3,384	$4,606	$4,029
Additions (reductions) for tax positions in prior years	(44)	207	744
Additions based on current year tax positions	498	323	268
Settlements	(56)	(922)	(378)
Lapses of statutes of limitations	(2,007)	(830)	(57)
Balance at end of year	$1,775	$3,384	$4,606

As of October 31, 2018, October 29, 2017 and October 30, 2016, the balance of unrecognized tax benefits includes $1.9 million, $3.4 million, and $4.6 million, respectively, recorded in other liabilities in the consolidated balance sheets that, if recognized, would impact the effective tax rate. Included in these amounts in each of fiscal years 2018, 2017 and 2016 were $0.1 million of interest and penalties. We include any applicable interest and penalties related to uncertain tax positions in our income tax provision. The amounts reflected in the table above for the fiscal years 2018, 2017 and 2016 include settlements of non-U.S. audits.

Although the timing of the expirations of statutes of limitations may be uncertain, as they can be dependent upon the settlement of tax audits, the Company believes that it is reasonably possible that up to $0.9 million of its uncertain tax positions (including accrued interest and penalties, and net of tax benefits) may be resolved over the next twelve months. Resolution of these uncertain tax positions may result from either or both of the lapses of statutes of limitations and tax settlements. The Company is no longer subject to tax authority examinations in the U.S., major foreign, or state tax jurisdictions for years prior to fiscal year 2014.

Income tax payments were $6.1 million, $9.3 million and $11.4 million in fiscal years 2018, 2017 and 2016, respectively. Cash received as refunds of income taxes paid in prior years amounted to $1.1 million, $0.1 million and $0.2 million in fiscal years 2018, 2017 and 2016, respectively.

NOTE 11 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented as follows:

	Year Ended
	October 31, 2018	October 29, 2017	October 30, 2016
Net income attributable to Photronics, Inc. shareholders	$42,055	$13,130	$46,200
Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effects	1,999	—	2,938
Earnings for diluted earnings per share	$44,054	$13,130	$49,138
Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	68,829	68,436	67,539
Effect of dilutive securities:
Convertible notes	5,542	—	7,841
Share-based payment awards	450	852	974
Potentially dilutive common shares	5,992	852	8,815
Weighted-average common shares used for diluted earnings per share	74,821	69,288	76,354

Basic earnings per share	$0.61	$0.19	$0.68
Diluted earnings per share	$0.59	$0.19	$0.64

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

	Year Ended
	October 31, 2018	October 29, 2017	October 30, 2016
Share based payment awards	1,627	1,308	1,635
Convertible notes	—	5,542	—
Total potentially dilutive shares excluded	1,627	6,850	1,635

NOTE 12 - COMMITMENTS AND CONTINGENCIES

At October 31, 2018, we had outstanding purchase commitments of $144 million, $126 million of which related to the building and equipping of our China facilities, and had recorded liabilities for the purchase of equipment of $30 million. See Note 7 for information on our operating lease commitments.

We are subject to various claims that arise in the ordinary course of business. We believe such claims, individually and in the aggregate, will not have a material effect on our consolidated financial statements.

NOTE 13 - GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

We operate as a single operating segment as a manufacturer of photomasks, which are high precision quartz or glass plates containing microscopic images of electronic circuits for use in the fabrication of IC’s and FPDs. Geographic revenues (shown below) are based primarily on where our manufacturing facility is located.

Our 2018, 2017 and 2016 revenue by geographic area and by IC and FPD products, and long-lived assets by geographic area were as follows:

	Year Ended
	October 31, 2018	October 29, 2017	October 30, 2016
Net revenue
Taiwan	$237,039	$187,818	$193,216
Korea	147,066	122,165	141,017
United States	112,648	102,040	113,670
Europe	35,540	36,081	33,384
All other Asia	2,983	2,574	2,169
	$535,276	$450,678	$483,456

IC	$416,064	$350,260	$364,531
FPD	119,212	100,418	118,925
	$535,276	$450,678	$483,456
	As of
	October 31, 2018	October 29, 2017	October 30, 2016
Long-lived assets
Taiwan	$177,626	$186,192	$176,644
United States	156,948	180,095	173,658
Korea	127,764	147,265	146,515
China	102,985	8,273	—
Europe	6,458	13,372	9,617
	$571,781	$535,197	$506,434

One customer accounted for 16%, 16% and 19% of our revenue in fiscal years 2018, 2017 and 2016, respectively, and another customer accounted for 15%, 16% and 17% of our revenue in fiscal years 2018, 2017 and 2016, respectively.

NOTE 14 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following tables set forth the changes in our accumulated other comprehensive income by component (net of tax of $0) for the years ended October 31, 2018 and October 29, 2017:

	Year Ended October 31, 2018
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total
Balance at October 29, 2017	$7,627	$(48)	$(688)	$6,891
Other comprehensive income before reclassifications	(16,672)	—	101	(16,571)
Amounts reclassified from other accumulated comprehensive income	—	48	—	48
Net current period other comprehensive income	(16,672)	48	101	(16,523)
Less: other comprehensive loss (income) attributable to noncontrolling interests	4,717	—	(51)	4,666
Balance at October 31, 2018	$(4,328)	$—	$(638)	$(4,966)
	Year Ended October 29, 2017
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total
Balance at October 31, 2016	$(6,567)	$(177)	$(927)	$(7,671)
Other comprehensive income before reclassifications	19,799	—	478	20,277
Amounts reclassified from other accumulated comprehensive income	—	129	—	129
Net current period other comprehensive income	19,799	129	478	20,406
Less: other comprehensive income attributable to noncontrolling interests	(5,605)	—	(239)	(5,844)
Balance at October 29, 2017	$7,627	$(48)	$(688)	$6,891

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

One customer accounted for 20% and 23% of our net accounts receivable in fiscal years 2018 and 2017, respectively, and another customer accounted for 10% of our net accounts receivables in fiscal year 2018 and less than 10% in fiscal year 2017.

NOTE 16 - RELATED PARTY TRANSACTIONS

On January 20, 2018, Photronics, Inc. entered into a four-year consulting agreement with DEMA Associates, LLC, for $0.4 million per year. Two members of our board of directors, including the chairman and a member of the chairman’s immediate family, are members of DEMA Associates, LLC. In FY 2018, we incurred expenses for services provided by this entity of $0.3 million.

Our chairman of the board of directors was also a director of an entity that provided secure managed information technology services to Photronics in fiscal year 2016. Another member of our board of directors was the chief executive officer and chairman of the board of this entity. We had contracted with this entity since 2002 for services it provided to all of our facilities. In fiscal year 2016, we incurred expenses for services provided by this entity of $0.2 million. As of January 30, 2018, no members of our board of directors were executive officers, directors or shareholders of this entity.

In July 2016, we entered into a contract for information technology services with a parent entity for which members of our board of directors served as the executive chairman of the board and a director of a wholly owned subsidiary of that entity. In fiscal year 2018, we incurred expenses for services provided by the parent entity of $0.1 million during the period in which our board members served on the board of directors of this entity and, in 2017 and 2016, we incurred expenses of $0.5 million and $0.3 million respectively, with the parent entity. As of October 29, 2017, we had payables outstanding to the parent entity of $0.1 million. As of January 30, 2018, no members of our board of directors were executive offices, directors or shareholders of the wholly owned subsidiary.

An officer of one of our foreign subsidiaries is related to an individual in a position of authority at one of our largest customers. We recorded revenue from this customer of $78.4 million, $73.6 million and $80.5 million, in fiscal years 2018, 2017 and 2016, respectively. At October 31, 2018 and October 29, 2017, we had accounts receivable of $23.5 million and $24.3 million, respectively, from this customer.

We purchase photomask blanks from an entity of which a former officer of ours is a significant shareholder. The Company purchased $4.5 million of photomask blanks from this entity during the period in 2017 when the former officer was employed by us, and $16.3 million in fiscal year 2016. This former officer’s employment with the Company ended in February 2017.

We believe that the terms of our transactions with the related parties described above were negotiated at arm’s length and were no less favorable to us than terms we could have obtained from unrelated third parties. See Note 19 for additional related party transactions.

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

The fair values of our cash and cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying value due to their short-term maturities. We did not have any assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at October 31, 2018 and October 29, 2017.

Fair Value of Financial Instruments Not Recorded at Fair Value

The fair value of our convertible senior notes is a Level 2 measurement, as it was determined using inputs that were either observable market data or could be derived from or corroborated with observable market data. These inputs included our stock price and interest rates offered on debt issued by entities with credit ratings similar to ours. The table below presents the fair and carrying values of our convertible senior notes at October 31, 2018 and October 29, 2017.

	October 31, 2018		October 29, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.25% convertible senior notes due 2019	$62,094	$57,453	$67,396	$57,337

NOTE 18 - SHARE REPURCHASE PROGRAM

In October 2018, the Company’s Board of Directors authorized the repurchase of up to $25 million of its common stock, to be executed in open-market transactions or in accordance with a repurchase plan under rule 10b5-1 of the Securities Act of 1933 (as amended). The share repurchase program commenced on October 22, 2018, and will expire no later than October 21, 2019. As of October 31, 2018, we had repurchased a combined 0.3 million shares at a cost of $3.1 million (an average of $9.45 per share) under this share repurchase program. The volume of shares repurchased are subject to market conditions and our continual evaluation of the optimal use of our cash.

In July 2018, the Company’s Board of Directors authorized the repurchase of up to $20 million of its common stock, to be executed in open-market transactions or in accordance with a repurchase plan under rule 10b5-1 of the Securities Act of 1933 (as amended). The share repurchase program commenced on July 10, 2018, and expired in October 2018, when the authorized amount was exhausted. Under this program, we repurchased 2.2 million shares at a cost of $20.0 million (an average of $8.97 per share).

NOTE 19 - JOINT VENTURE, TECHNOLOGY LICENSE AND OTHER AGREEMENTS WITH MICRON TECHNOLOGY, INC.

In May 2006, Photronics and Micron Technology, Inc. (“Micron”) entered into the MP Mask joint venture (“MP Mask”), which developed and produced photomasks for leading-edge and advanced next generation semiconductors. At the time of the formation of the joint venture, we also entered into an agreement to license photomask technology developed by Micron and certain supply agreements. In May 2016, we sold our investment in MP Mask to Micron for $93.1 million and recorded a gain on the sale of $0.1 million, which is included in interest income and other income (expense) in our 2016 consolidated statement of income. On that same date, a supply agreement commenced between Photronics and Micron, which provided that we would be the majority outsourced supplier of Micron’s photomasks and related services. The supply agreement had a one year term and expired in May 2017. However, we have the unlimited rights to use technology under the prior technology license agreement.

This joint venture was a variable interest entity (“VIE”) (as that term is defined in ASC 810), because all costs of the joint venture were passed on to Photronics and Micron through purchase agreements they had entered into with the joint venture, and it was dependent upon Photronics and Micron for any additional cash requirements. On a quarterly basis, we reassessed whether our interest in MP Mask gave us a controlling financial interest in this VIE. The purpose of this quarterly reassessment was to identify the primary beneficiary (which is defined in ASC 810 as the entity that consolidates a VIE) of the VIE. As a result of the reassessments in fiscal year 2016, we determined that Micron remained the primary beneficiary of the VIE, by virtue of its tie-breaking voting rights within MP Mask’s Board of Managers, thereby having given it the power to direct the activities of MP Mask that most significantly impacted its economic performance, including its decision making authority in the ordinary course of business and its purchase of the majority of products produced by the VIE.

We utilized MP Mask for both high-end IC photomask production and research and development purposes. MP Mask charged its variable interest holders based on their actual usage of its facility and charged separately for any research and development activities it engaged in at the requests of its owners.

MP Mask was governed by a Board of Managers appointed by Micron and Photronics. Throughout MP Mask’s existence, Micron, as a result of its majority ownership, held majority voting power on the Board of Managers. Under the MP Mask joint venture operating agreement, we may have been required to make additional capital contributions to MP Mask. MP Mask did not request, and we did not make, any contributions to MP Mask in fiscal year 2016, and we did not receive any distributions (other than upon the sale of our investment to Micron in fiscal year 2016) from MP Mask during 2016.

We recorded a loss from operations from our investment in MP Mask of $0.1 million in fiscal year 2016, which is included in Interest income and other income (expense) in our consolidated statements of income.

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

Summarized financial information of MP Mask is presented below. The financial results of 2016 represent activities through May 5, 2016, the date of the sale of the joint venture.

Fiscal Year 2016
Revenue	$49,626
Gross profit	2,736
Net income	—

NOTE 20 - GAINS ON SALE OF INVESTMENTS

We had a minority interest in a foreign entity. In fiscal year 2016, we sold this investment and recognized a gain of $8.8 million. In addition, as discussed in Note 19, we sold our investment in the MP Mask joint venture in fiscal year 2016.

NOTE 21 - SUBSIDIARY DIVIDEND

In November 2018, PDMC, the Company’s majority owned subsidiary in Taiwan, paid a dividend of which 49.99%, or approximately $26.0 million, was paid to noncontrolling interests.

NOTE 22 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data:

	First	Second	Third	Fourth	Year
		(a)			(a)
Fiscal 2018:
Revenue	$123,446	$130,779	$136,391	$144,660	$535,276
Gross profit	27,662	32,819	35,597	35,425	131,503
Net income	9,481	15,189	19,797	16,769	61,236
Net income attributable to Photronics, Inc. shareholders	5,898	10,665	13,005	12,487	42,055

Earnings per share:
Basic	$0.09	$0.15	$0.19	$0.18	$0.61
Diluted	$0.09	$0.15	$0.18	$0.18	$0.59

Fiscal 2017:
Revenue	$109,831	$108,297	$111,579	$120,971	$450,678
Gross profit	22,999	20,157	21,717	26,442	91,315
Net income	4,510	1,484	4,799	10,496	21,289
Net income attributable to Photronics, Inc. shareholders	1,946	1,797	4,001	5,386	13,130

Earnings per share:
Basic	$0.03	$0.03	$0.06	$0.08	$0.19
Diluted	$0.03	$0.03	$0.06	$0.08	$0.19
(a)	Includes $0.6 million gain on sale of assets.

NOTE 23 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2017, the Securities and Exchange Commission released Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where the accounting under ASC Topic 740 – “Income Taxes” is incomplete for certain income tax effects of the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, and changed existing U.S. tax law. We adopted this guidance in our first quarter of fiscal year 2018. Please see Note 10 for a discussion of the effects of adopting this guidance.

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

In October 2016, the FASB issued ASU 2016-16 “Intra-Entity Transfers of Assets Other Than Inventory”, which eliminates the exception of recognizing, at the time of transfer, current and deferred income taxes for intra-entity asset transfers other than inventory. ASU 2016-16 is effective for Photronics, Inc. in the first quarter of fiscal year 2019 and should be applied on a modified retrospective transition basis. Early adoption is permitted as of the beginning of an annual reporting period for which interim or annual financial statements have not been issued or made available for issuance. We are currently evaluating the effect this ASU will have on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”, which requires lessees to recognize right-of-use assets and corresponding liabilities for all leases with an initial term in excess of twelve months. ASU 2016-02 was required to be adopted using a modified retrospective approach, which includes a number of practical expedients, that requires leases to be measured and recognized under the new guidance at the beginning of the earliest period presented. In July 2018, the FASB issued ASU 2018-11 “Targeted Improvements”, which allows the new leases standard to be initially applied at the adoption date through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. These Updates are effective for Photronics, Inc. in the first quarter of fiscal year 2020, with early application permitted. We are currently evaluating the effect that these Updates will have on our consolidated financial statements.

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

We adopted the new revenue and related guidance on November 1, 2018, using the modified retrospective approach, under which we will increase our accounts receivable by $0.6 million, record a contract asset of

$4.6 million, and reduce our inventories balance by $3.7 million. The recognition and adjustments to these assets will be reflected in increases to our retained earnings and noncontrolling interest balances of $1.4 million and $0.2 million, respectively. The most significant impact of the new guidance is its requirement for us to recognize revenue as we manufacture products for which, in the event that the customer cancels the contract, we are entitled to reasonable compensation for work we have completed prior to cancellation.

The guidance allows for a number of accounting policy elections and practical expedients. In addition to our above mentioned election to use the modified retrospective application method for adopting the guidance, those we have employed that are most significant to us are summarized below.

Shipping and handling activities performed after control of a good is transferred to a customer

We have elected to treat shipping and handling activities that occur after control of a good is transferred to a customer as activities to fulfill our promise to transfer goods to the customer. Thus, such activities will not be considered to be separate performance obligations under contracts with our customers.

Non-recognition of financing component when we transfer goods to a customer and the period between when we transfer and when we are paid will be less than one year.

We have elected the practical expedient that allows for the non-recognition, as a component of a customer contract, of a financing component when the period between when we transfer a good and when we are paid will be less than one year.

Exclusion of sales and similar taxes collected from customers in the transaction price.

Consistent with our practice before adoption of the new guidance, we will not recognize the sales tax and similar taxes we collect from customers as revenue.

Use of an “input method” to measure our progress towards the transfer of control of performance obligations to customers

As, in our judgment, an input method based on our efforts to satisfy our performance obligations will best serve to depict the transfer of control of our performance obligations to our customers, we have adopted an accounting policy to employ such a method. Our decision was based primarily on the facts that our photomasks are not physically transferred to customers until they are complete, and that we can employ our internal cost accumulation systems and methods, which are input-based to measure our progress towards the transfer of control of our performance obligations to customers.

Non-disclosure of the transaction prices of unsatisfied or partially satisfied performance obligations

For contracts that have an original expected duration of one year or less, we have elected the practical expedient that allows us not to disclose the aggregate transaction prices of unsatisfied or partially satisfied performance obligations that exist at the end of a reporting period.

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

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2018, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its “Internal Control - Integrated Framework” (2013). Management, under the supervision and with the participation of our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was effective as of October 31, 2018.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of October 31, 2018, as stated in their report on page 33 of this Form 10-K.

December 21, 2018

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information as to Directors required by Items 401, 405 and 407(c)(3)(d)(4) and (d)(5) of Regulation S-K is set forth in our 2019 definitive Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the fiscal year covered by this Form 10-K under the caption “PROPOSAL 1 - ELECTION OF DIRECTORS,” “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and in the third paragraph under the caption “MEETINGS AND COMMITTEES OF THE BOARD,” and is incorporated in this report by reference. The information as to Executive Officers is included in our 2019 definitive Proxy Statement under the caption “EXECUTIVE OFFICERS” and is incorporated in this report by reference.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or chief financial officer. A copy of the code of ethics may be obtained, free of charge, by writing to the vice president, general counsel of Photronics, Inc. at 15 Secor Road, Brookfield, Connecticut 06804.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K and paragraph (e)(4) and (e)(5) of Item 407 is set forth in our 2019 definitive Proxy Statement under the captions “EXECUTIVE COMPENSATION”, “CERTAIN AGREEMENTS”, “DIRECTORS’ COMPENSATION”, “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” and “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION”, respectively, and is incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth in our 2019 definitive Proxy Statement under the caption “Equity Compensation Plan Information”, and is incorporated in this report by reference. The information required by Item 403 of Regulation S-K is set forth in our 2019 definitive Proxy Statement under the caption “Ownership of Common Stock by Directors, Officers and Certain Beneficial Owners”, and is incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 and Item 407(a) of Regulation S-K is set forth in our 2019 definitive Proxy Statement under the captions “MEETINGS AND COMMITTEES OF THE BOARD” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”, respectively, and is incorporated in this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Rule 14a-101 of the Exchange Act is set forth in our 2019 definitive Proxy Statement under the captions “Fees Paid to the Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE REPORT”, and is incorporated in this report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

		Page No.

1.	Financial Statements: See “INDEX TO CONSOLIDATED FINANCIAL STATEMENTS” in Part II, Item 8 of this Form 10-K.	32

2.	Financial Statement Schedule:

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	65

	Schedule II - Valuation and Qualifying Accounts for the years ended October 31, 2018, October 29, 2017 and October 30, 2016	66

	All other schedules are omitted because they are not applicable.

3.	Exhibits	67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SUPPLEMENTAL SCHEDULE

To Shareholders and the Board of Directors of Photronics, Inc.
Brookfield, Connecticut

We have audited the consolidated financial statements of Photronics, Inc. (the “Company”) as of and for the years ended October 31, 2018 and October 29, 2017 and have issued our report thereon dated December 21, 2018, which contained an unqualified opinion on those consolidated financial statements. The financial statement schedule in Item 15 has been subjected to audit procedures performed in conjunction with the audit of the Company’s consolidated financial statements. The supplemental schedule is the responsibility of the Company’s management. Our audit procedures included determining whether the supplemental schedule reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental schedule. In our opinion, such schedule is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
December 21, 2018

Schedule II
Valuation and Qualifying Accounts
for the Years Ended October 31, 2018, October 29, 2017
and October 30, 2016
(in $ thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses		Deductions		Balance at End of Year
Allowance for Doubtful Accounts

Year-ended October 31, 2018	$2,319	$(809)		$16	(a)	$1,526
Year-ended October 29, 2017	$3,901	$(1,600	)(b)	$18	(a)	$2,319
Year ended October 30, 2016	$3,301	$642		$(42	)(a)	$3,901
(a)	Uncollectible accounts written off, net, and impact of foreign currency translation.
(b)	Reversal of valuation allowance.

EXHIBITS INDEX

Exhibit Number	Description
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

10.1	The Company’s 1992 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on December 20, 2017).+
10.2	Amendment to the Employee Stock Purchase Plan as of March 24, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on January 6, 2017).+
10.3	Amendment to the Employee Stock Purchase Plan as of April 8, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on January 7, 2016).+
10.4	Amendment to the Employee Stock Purchase Plan as of March 28, 2012.+*
10.5	2016 Equity Incentive Compensation Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed on February 26, 2016).+
10.6	The Company’s 2007 Long-Term Equity Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed on March 3, 2014).+
10.7	Amendment to the 2007 Long-Term Equity Incentive Plan as of April 8, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K Field on January 7, 2016).+
10.8	Amendment to the 2007 Long Term Equity Incentive Plan as of April 11, 2014 (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed January 6, 2015).+
10.9	2011 Executive Incentive Compensation Plan effective as of November 1, 2010 (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed January 6, 2015).+
10.10
Joint Venture Framework Agreement dated November 20, 2013, between the Company and Dai Nippon Printing Co., Ltd (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K/A filed July 8, 2015).#

10.11
Joint Venture Operating Agreement dated November 20, 2013, between the Company and Dai Nippon Printing Co., Ltd. (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K/A filed July 8, 2015).#

10.12
Outsourcing Agreement dated November 20, 2013, among the Company, Dai Nippon Printing Co., Ltd and Photronics Semiconductor Mask Corporation (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K/A filed July 8, 2015).#

10.13
License Agreement dated November 20, 2013, between the Company and Photronics Semiconductor Mask Corporation (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K/A filed July 8, 2015).#

10.14
License Agreement dated November 20, 2013, between Dai Nippon Printing Co., Ltd and Photronics Semiconductor Mask Corporation (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K/A filed July 8, 2015).#

10.15
Margin Agreement dated November 20, 2013, among the Company, Dai Nippon Printing Co., Ltd and Photronics Semiconductor Mask Corporation (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K/A filed July 8, 2015).#

10.16
Merger Agreement dated January 16, 2014, between Photronics Semiconductor Mask Corporation and DNP Photomask Technology Taiwan Co., Ltd. (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K/A filed July 8, 2015).#

10.17
Executive Employment Agreement between the Company and Christopher J. Progler, Vice President, Chief Technology Officer dated September 10, 2007 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on January 9, 2013).+

Exhibit Number	Description
10.18
Executive Employment Agreement between the Company and Peter S. Kirlin dated May 4, 2015 (incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q filed on September 9, 2015).+

10.19
Executive Employment Agreement between the Company and Richelle E. Burr dated May 21, 2010 (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K filed on January 7, 2016).+

10.20
Executive Employment Agreement between the Company and John P. Jordan dated September 5, 2017 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on December 20, 2017).+

10.21	Consulting Agreement between the Company and DEMA Associates, LLC dated January 20, 2018.*
10.22	Form of Amendment to Executive Employment Agreement dated March 16, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2012).+
10.23	Amendment No 4 dated as of August 17, 2018 to the Third Amended and Restated Credit Agreement dated as of December 5, 2013.*
10.24
Fourth Amended and Restated Credit Agreement dated as of September 27, 2018 among Photronics, Inc. the Foreign Subsidiary Borrower Party Thereto, the Lender Party Thereto, JPMorgan Chase Bank, N.A. as Administrative and Collateral Agent and Bank of America, N.A. as syndication agent.*

10.25	Third Amended and Restated Security Agreement entered into as of September 27, 2018 by and among Photronics, Inc., the subsidiaries of the Company and JPMorgan Chase Bank N.A.*
10.26	Fixed Asset Loan Agreement between Photronics DNP Mask Corporation Xiamen and Industrial and Commercial Bureau China Limited Xiamen Xiang’an Branch effective as of November 29, 2012.*
10.27	Working Capital Loan Agreement between Industrial and Commercial Bureau China Limited Xiamen Xiang’an Branch and Photronics DNP Mask Corporation Xiamen effective as of November 7, 2018.*
10.28
Investment Agreement between Xiamen Torch Hi-Tech Industrial Development Zone Management Committee and Photronics Singapore Pte. Ltd. dated August 18, 2016 (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed on September 2, 2016).

10.29
Contribution Agreement dated May 16, 2017 among Dai Nippon Printing Co., Ltd. (“DNP”), DNP Asia Pacific Pte. Ltd. (“DNP Asia Pacific”), Photronics, Inc. (“Photronics”), Photronics Singapore Pte. Ltd., (“Photronics Singapore”), and Xiamen American Japan Photronics Mask Co., Ltd. (“PDMCX”) (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q/A filed on December 19, 2017).#

10.30
Joint Venture Operating Agreement dated May 16, 2017 among Photronics, Photronics Singapore, DNP and DNP Asia Pacific (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q/A filed on December 19, 2017).#

10.31
Outsourcing Agreement dated May 16, 2017 among Photronics, DNP, Photronics DNP Photomask Corporation (“PDMC”), and PDMCX (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q/A filed on December 19, 2017).#

10.32
Amended and Restated License Agreement dated May 16, 2017 between DNP and PDMC. (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q/A filed on December 19, 2017).#

10.33
Investment Cooperation Agreement between Hefei State Hi-tech Industry Development Zone and Photronics UK, Ltd. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on December 20, 2017).#

21	List of Subsidiaries of the Company.*
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit Number	Description
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
+	Represents a management contract or compensatory plan or arrangement.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
*	Represents an exhibit that is filed with this Annual Report on Form 10-K.

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

PHOTRONICS, INC. (Registrant)

By	/s/ JOHN P. JORDAN	December 21, 2018
John P. Jordan Senior Vice President Chief Financial Officer (Principal Accounting Officer/ Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ PETER S. KIRLIN	December 21, 2018
Peter S. Kirlin Chief Executive Officer Director (Principal Executive Officer)

By	/s/ JOHN P. JORDAN	December 21, 2018
John P. Jordan Senior Vice President Chief Financial Officer (Principal Accounting Officer/ Principal Financial Officer)

By	/s/ CONSTANTINE S. MACRICOSTAS	December 21, 2018
Constantine S. Macricostas Executive Chairman of the Board

By	/s/ WALTER M. FIEDEROWICZ	December 21, 2018
Walter M. Fiederowicz Director

By	/s/ JOSEPH A. FIORITA, JR.	December 21, 2018
Joseph A. Fiorita, Jr. Director

By	/s/ LIANG-CHOO HSIA	December 21, 2018
Liang-Choo Hsia Director

By	/s/ GEORGE MACRICOSTAS	December 21, 2018
George Macricostas Director

By	/s/ MITCHELL G. TYSON	December 21, 2018
Mitchell G. Tyson Director