Form 10-Q
period 2019-01-27
PHOTRONICS INC
filed 2019-03-08
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 27, 2019
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
Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐  No ☒
The registrant had 67,051,505 shares of common stock outstanding as of March 4, 2019.

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Photronics, Inc. (“Photronics”, the “Company”, “we”, “our”, or “us”). These statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be identified by words like “expect,” “anticipate,” “believe,” “plan,” “project,” “could,” “estimate,” “intend,” “may,” “will” and similar expressions, or the negative of such terms, or other comparable terminology. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this quarterly report on Form 10-Q or in other documents filed with the Securities and Exchange Commission in press releases or in the Company’s communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls regarding, among other things, the consummation and benefits of transactions, joint ventures, business combinations, divestitures and acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. Various factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements expressed or implied by forward-looking statements. Factors that might affect forward-looking statements include, but are not limited to, overall economic and business conditions; economic and political conditions in international markets; the demand for the Company’s products; competitive factors in the industries and geographic markets in which the Company competes; the timing of orders received from customers; the gain or loss of significant customers; competition from other manufacturers; changes in accounting standards; federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); changes in the jurisdictional mix of our earnings and changes in tax laws and rates; interest rate and other capital market conditions, including changes in the market price of the Company’s securities; foreign currency exchange rate fluctuations; changes in technology; technology or intellectual property infringement, including cybersecurity breaches, and other innovation risks; unsuccessful or unproductive research and development or capital expenditures; the timing, impact, and other uncertainties related to transactions and acquisitions, divestitures, business combinations, and joint ventures as well as decisions the Company may make in the future regarding the Company’s business, capital and organizational structures and other matters; the seasonal and cyclical nature of the semiconductor and flat panel display industries; management changes; changes in laws and government regulation impacting our operations or our products, including laws relating to export controls and import laws, rules and tariffs; the occurrence of regulatory proceedings, claims or litigation; damage or destruction to the Company’s facilities, or the facilities of its customers or suppliers, by natural disasters, labor strikes, political unrest, or terrorist activity; construction of new facilities and assembly of new equipment; dilutive issuances of the Company’s stock; the ability of the Company to (i) place new equipment in service on a timely basis; (ii) obtain additional financing; (iii) achieve anticipated synergies and cost savings; (iv) fully utilize its tools; (v) achieve desired yields, pricing, product mix, and market acceptance of its products and (vi) obtain necessary export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements, except as otherwise required by securities and other applicable laws.

PHOTRONICS, INC.

Index
PART I.	FINANCIAL INFORMATION
Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)
	January 27, 2019	October 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$232,448	$329,277
Accounts receivable, net of allowance of $1,467 in 2019 and $1,526 in 2018	131,066	120,515
Inventories	27,874	29,180
Prepaid expenses	4,575	6,901
Other current assets	57,043	16,858

Total current assets	453,006	502,731

Property, plant and equipment, net	656,873	571,781
Intangible assets, net	11,272	12,368
Deferred income taxes	15,405	18,109
Other assets	9,338	5,020

Total assets	$1,145,894	$1,110,009

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$3,720	$-
Current portion of long-term debt	57,927	57,453
Accounts payable	89,875	89,149
Accrued liabilities	43,005	44,474

Total current liabilities	194,527	191,076

Long-term debt	24,484	-
Deferred income taxes	908	643
Other liabilities	12,805	13,721

Total liabilities	232,724	205,440

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 69,917 shares issued and 66,222 outstanding at January 27, 2019 and 69,700 shares issued and 67,142 outstanding at October 31, 2018	699	697
Additional paid-in capital	557,188	555,606
Retained earnings	236,665	231,445
Treasury stock, 3,695 shares at January 27, 2019 and 2,558 shares at October 31, 2018	(33,807)	(23,111)
Accumulated other comprehensive income (loss)	343	(4,966)

Total Photronics, Inc. shareholders’ equity	761,088	759,671
Noncontrolling interests	152,082	144,898

Total equity	913,170	904,569

Total liabilities and equity	$1,145,894	$1,110,009

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended

	January 27, 2019	January 28, 2018

Revenue	$124,712	$123,446

Cost of goods sold	98,610	95,784

Gross profit	26,102	27,662

Operating expenses:

Selling, general and administrative	13,792	11,750

Research and development	4,263	4,104

Total operating expenses	18,055	15,854

Operating income	8,047	11,808

Other income (expense):
Interest income and other income (expense), net	1,639	(3,531)
Interest expense	(531)	(574)

Income before income taxes	9,155	7,703

Income tax (provision) benefit	(1,387)	1,778

Net income	7,768	9,481

Net income attributable to noncontrolling interests	2,501	3,583

Net income attributable to Photronics, Inc. shareholders	$5,267	$5,898

Earnings per share:

Basic	$0.08	$0.09

Diluted	$0.08	$0.09

Weighted-average number of common shares outstanding:

Basic	66,583	68,755

Diluted	67,047	69,372

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)
	Three Months Ended

	January 27, 2019	January 28, 2018

Net income	$7,768	$9,481

Other comprehensive income (loss), net of tax of $0:

Foreign currency translation adjustments	6,572	30,087

Amortization of cash flow hedge	-	32

Other	19	(32)

Net other comprehensive income	6,591	30,087

Comprehensive income	14,359	39,568

Less: comprehensive income attributable to noncontrolling interests	3,783	8,433

Comprehensive income attributable to Photronics, Inc. shareholders	$10,576	$31,135

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)
	Three Months Ended January 27, 2019
	Photronics, Inc. Shareholders
						Accumulated
	Common Stock		Additional			Other	Non-
			Paid-in	Retained	Treasury	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Stock	(Loss) Income	Interests	Equity

Balance at October 31, 2018	69,700	$697	$555,606	$231,445	$(23,111)	$(4,966)	$144,898	$904,569

Adoption of ASU 2014-09	-	-	-	1,083	-	-	121	1,204
Adoption of ASU 2016-16	-	-	-	(1,130)	-	-	(3)	(1,133)
Net income	-	-	-	5,267	-	-	2,501	7,768
Other comprehensive income	-	-	-	-	-	5,309	1,282	6,591
Sale of common stock through employee stock option and purchase plans	94	1	521	-	-	-	-	522
Restricted stock awards vesting and expense	123	1	567	-	-	-	-	568
Share-based compensation expense	-	-	494	-	-	-	-	494
Contribution from noncontrolling interest	-	-	-	-	-	-	29,394	29,394
Dividends to noncontrolling interests	-	-	-	-	-	-	(26,102)	(26,102)
Repurchase of common stock of subsidiary	-	-	-	-	-	-	(9)	(9)
Purchase of treasury stock	-	-	-	-	(10,696)	-	-	(10,696)

Balance at January 27, 2019	69,917	$699	$557,188	$236,665	$(33,807)	$343	$152,082	$913,170

	Three Months Ended January 28, 2018
	Photronics, Inc. Shareholders
					Accumulated
	Common Stock		Additional		Other	Non-
			Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

Balance at October 30, 2017	68,666	$687	$547,596	$189,390	$6,891	$120,731	$865,295

Net income	-	-	-	5,898	-	3,583	9,481
Other comprehensive income	-	-	-	-	25,237	4,850	30,087
Sale of common stock through employee stock option and purchase plans	116	1	701	-	-	-	702
Restricted stock awards vesting and expense	87	1	386	-	-	-	387
Share-based compensation expense	-	-	497	-	-	-	497
Contribution from noncontrolling interest	-	-	148	-	-	11,850	11,998

Balance at January 28, 2018	68,869	$689	$549,328	$195,288	$32,128	$141,014	$918,447

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Three Months Ended
	January 27, 2019	January 28, 2018

Cash flows from operating activities:
Net income	$7,768	$9,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,781	22,363
Changes in assets and liabilities:
Accounts receivable	(9,333)	4,692
Inventories	(2,313)	(2,385)
Other current assets	(22,082)	432
Accounts payable, accrued liabilities, and other	(12,107)	(3,721)

Net cash (used in) provided by operating activities	(19,286)	30,862

Cash flows from investing activities:
Purchases of property, plant and equipment	(106,925)	(10,995)
Government incentives	5,029	-
Other	19	(145	)*

Net cash used in investing activities	(101,877)	(11,140	)*

Cash flows from financing activities:
Contribution from noncontrolling interest	29,394	11,998
Proceeds from debt	28,180	-
Repayments of long-term debt	-	(1,381)
Dividends paid to noncontrolling interests	(26,102)	-
Purchase of treasury stock	(10,696)	-
Proceeds from share-based arrangements	650	798
Other	(45)	(261)

Net cash provided by financing activities	21,381	11,154

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,961	9,767	*

Net (decrease) increase in cash, cash equivalents, and restricted cash	(96,821)	40,643	*
Cash, cash equivalents, and restricted cash at beginning of period	331,989 *	310,936	*

Cash, cash equivalents, and restricted cash at end of period	$235,168	$351,579	*

Supplemental disclosure information:

Accrual for property, plant and equipment purchased during the period	$30,697	$1,544
Accrual for property, plant and equipment purchased with funds receivable from government incentives	$11,799	$-

* Amount has been modified to reflect the adoption of ASU 2016-18 (see Note 14)
See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended January 27, 2019 and January 28, 2018
(unaudited)
(in thousands, except share amounts and per share data)
NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION
Photronics, Inc. ("Photronics", "the Company", "we", “our”, or "us") is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz or glass plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat panel displays ("FPDs"), and are used as masters to transfer circuit patterns onto semiconductor wafers and flat panel display substrates during the fabrication of integrated circuits ("ICs" or “semiconductors”),  a variety of FPDs and, to a lesser extent, other types of electrical and optical components. We currently operate principally from nine manufacturing facilities; two of which are located in Europe, three in Taiwan, one in Korea, and three in the United States; and we have completed construction of two manufacturing facilities in China.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation have been included. Our business is typically impacted during the first, and sometimes the second, quarter of our fiscal year by the North American, European, and Asian holiday periods, as some customers reduce their development and buying activities during those periods. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2019. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2018.
NOTE 2 - INVENTORIES
Inventories are stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or net realizable value. Presented below are the components of inventory at the balance sheet dates:
	January 27, 2019	October 31, 2018

Finished goods	$82	$668
Work in process	870	3,402
Raw materials	26,922	25,110

	$27,874	$29,180

Index
NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consists of the following:
	January 27, 2019	October 31, 2018

Land	$11,246	$11,139
Buildings and improvements	125,180	124,771
Machinery and equipment	1,571,858	1,566,163
Leasehold improvements	19,632	19,577
Furniture, fixtures and office equipment	12,668	12,415
Construction in progress	230,391	128,649

	1,970,975	1,862,714
Accumulated depreciation and amortization	(1,314,102)	(1,290,933)

	$656,873	$571,781

Depreciation and amortization expense for property, plant and equipment was $17.6 million and $21.1 million for the three month periods ended January 27, 2019 and January 28, 2018, respectively.
In January 2017, we entered into a noncash transaction with a customer which resulted in the acquisition of equipment with fair values of approximately $6.7 million during the three month period ended January 28, 2018.
NOTE 4 – PDMCX JOINT VENTURE
In January 2018, Photronics, through its wholly-owned Singapore subsidiary (hereinafter, within this Note “we”, or “Photronics”), and Dai Nippon Printing Co., Ltd., through its wholly-owned subsidiary “DNP Asia Pacific PTE, Ltd.” (hereinafter, within this Note, “DNP”) entered into a joint venture under which DNP obtained a 49.99% interest in our recently-established IC business in Xiamen, China, which includes a facility currently under construction. The joint venture, known as “Photronics DNP Mask Corporation Xiamen” (hereinafter, “PDMCX”), was established to develop and manufacture photomasks for leading edge and advanced generation semiconductors. We entered into this joint venture to enable us to compete more effectively for the merchant photomask business in China and to benefit from the additional resources and investment that DNP will provide to enable us to offer advanced-process technology to our customers. No gain or loss was recorded upon the formation of this joint venture.
As of January 27, 2019, Photronics and DNP had each contributed cash of approximately $48 million to the joint venture. We estimate that, over the next several years, and per the PDMCX operating agreement (the Agreement), DNP and Photronics will each contribute an additional $32 million of cash, a portion of which will be financed through local borrowings.
Under the Agreement, DNP is afforded, under certain circumstances, the right to put its interest in PDMCX to Photronics. These circumstances include disputes regarding the strategic direction of PDMCX that may arise after the initial two-year term of the Agreement and cannot be resolved between the two parties. In addition, both Photronics and DNP have the option to purchase, or put, their interest from, or to, the other party, should their ownership interest fall below 20% for a period of more than six consecutive months. Under all such circumstances, the sales of ownership interests would be at the exiting party’s ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance.
We recorded net losses from the operations of PDMCX of approximately $1.3 million, and $0.5 million during the three month periods ended January 27, 2019 and January 28, 2018, respectively. General creditors of PDMCX do not have recourse to the assets of Photronics, Inc., and our maximum exposure to loss from PDMCX at January 27, 2019, was $44.9 million.
As required by the guidance in Topic 810 - “Consolidation” of the Accounting Standards Codification, we evaluated our involvement in PDMCX for the purpose of determining whether we should consolidate its results in our financial statements. The initial step of our evaluation was to determine whether PDMCX was a variable interest entity (“VIE”). Due to its lack of sufficient equity at risk to finance its activities without additional subordinated financial support, we determined that it was a VIE. Having made this determination, we then assessed whether we were the primary beneficiary of the VIE, and concluded that we were the primary beneficiary during the current and prior year reporting periods; thus, as required, the PDMCX financial results have been consolidated with Photronics, Inc. Our conclusion was based on the facts that we held a controlling financial interest in PDMCX (which resulted from our having the power to direct the activities that most significantly impacted its economic performance), had the obligation to absorb losses, and the right to receive benefits that could potentially be significant to PDMCX. Our conclusions that we had the power to direct the activities that most significantly affected the economic performance of PDMCX during the current and prior year reporting periods was based on our right to appoint the majority of its board of directors, which has, among others, the powers to manage the business (through its rights to appoint and evaluate PDMCX management), incur indebtedness, enter into agreements and commitments, and acquire and dispose of PDMCX’s assets. In addition, as a result of the 50.01% variable interest we held during the current and prior year periods, we had the obligation to absorb losses and the right to receive benefits that could potentially be significant to PDMCX.

Index
The carrying amounts of PDMCX assets and liabilities included in our condensed consolidated balance sheets are presented in the following table, together with our exposure to loss related to these assets and liabilities.
	January 27, 2019		October 31, 2018
Classification	Carrying Amount	Photronics Interest	Carrying Amount	Photronics Interest
Current assets	$56,957	$28,479	$9,625	$4,813
Non-current assets	91,963	45,982	43,415	21,708

Total assets	148,920	74,461	53,040	26,521

Current liabilities	34,544	17,272	21,205	10,603
Non-current liabilities	24,501	12,251	20	10

Total liabilities	59,045	29,523	21,225	10,613

Net assets	$89,875	$44,938	$31,815	$15,908

NOTE 5 - DEBT
Debt consists of the following:
	January 27, 2019	October 28, 2018

3.25% convertible senior notes due in April 2019	$57,482	$57,453
Project Loan due in December 2025	14,824	-
Working Capital Loan due in January 2022	10,105	-
Short term debt due in February 2019	3,720	-

	86,131	57,453
Current portion	(61,647)	(57,453)

	$24,484	$-

In January 2015, we privately exchanged $57.5 million in aggregate principal amount of our 3.25% convertible senior notes with a maturity date of April 1, 2016, for new 3.25% convertible senior notes with an aggregate principal amount of $57.5 million with a maturity date of April 1, 2019. The conversion rate of the new notes is the same as that of the exchanged notes, which were issued in March 2011 with a conversion rate of approximately 96 shares of common stock per $1,000 note principal, equivalent to a conversion price of $10.37 per share of common stock, and is subject to adjustment upon the occurrence of certain events, which are described in the indenture dated January 22, 2015. Note holders may convert each $1,000 principal amount of notes at any time prior to the close of business on the second scheduled trading day immediately preceding April 1, 2019, and we are not required to redeem the notes other than upon conversion prior to their maturity date. Interest on the notes accrues in arrears, and is paid semiannually through the notes’ maturity date.

In November 2018, Xiamen American Japan Photronics Mask Co., Ltd. (“PDMCX”), an indirect majority owned joint venture subsidiary of Photronics, Inc., was approved for credit of $50 million, subject to certain limitations related to PDMCX registered capital at the time of the borrowing, pursuant to which PDMCX will enter into separate loan agreements (“the Project Loans”) for each borrowing. The Project Loans, which are denominated in renminbi, are being used to finance certain capital expenditures in China. PDMCX has agreed to grant a lien on the land, building and certain equipment owned by PDMCX as collateral for the Project Loans. As of January 27, 2019, PDMCX had borrowed $14.8 million against this approval. This borrowing will be repaid in semiannual installments, which will commence in June 2020 and end in December 2022. In February 2019, PDMCX borrowed an additional $11.4 million, which will be repaid semiannually; repayments will commence in June 2023 and end in December 2025. The interest rates on the Project Loans are based on the benchmark lending rate of the People’s Bank of China (4.9% at January 27, 2019). Interest incurred on these loans will be reimbursed through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provide for such reimbursements up to a prescribed limit.

Index
In November 2018, PDMCX was approved for credit of $25.0 million, subject to certain limitations related to PDMCX registered capital at the time of the borrowing, pursuant to which PDMCX may enter into separate loan agreements. No guarantees are required as part of this approval. As of January 27, 2019, PDMCX had borrowed $13.8 million against this approval of which $3.7 million were 90-day loans. The remaining $10.1 million borrowed (the “Working Capital Loans”) is to be repaid semiannually from the dates of the individual borrowings, with repayments commencing in May 2019 and ending in January 2022. The 90-day loans were repaid in our second quarter of 2019. These loans, which are denominated in renminbi and U.S. dollars are being used for general financing purposes, including payments of import and value added taxes. The interest rates on the 90-day loans were the market rate on the date of issuance (4.9%), and interest rates on the Working Capital Loans are approximately 5%, and are based on the RMB Loan Prime Rate of the National Interbank Funding Center, plus a spread of 67.75 basis points. Interest incurred on the loans will be reimbursed through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provide for such reimbursements up to a prescribed limit.

In September 2018, we entered into an amended and restated credit agreement (“the new agreement”) that expires in September 2023. The new agreement, which replaced our prior credit facility, has a $50 million borrowing limit, with an expansion capacity to $100 million, and is secured by substantially all of our assets located in the United States and common stock we own in certain of our foreign subsidiaries. The new agreement limits the amount we can pay in cash dividends on Photronics, Inc. stock, and contains the following financial covenants: minimum interest coverage ratio, total leverage ratio and minimum unrestricted cash balance, all of which we were in compliance with at January 27, 2019. We had no outstanding borrowings against the new agreement at January 27, 2019, and $50 million was available for borrowing. The interest rate on the new agreement (2.5% at January 27, 2019) is based on our total leverage ratio at LIBOR plus a spread, as defined in the credit facility.
NOTE 6 - REVENUE
We adopted Accounting Standards Update 2014-09 and all subsequent amendments which are collectively codified in Accounting Standards Codification Topic 606 – “Revenue from Contracts with Customers” (“Topic 606”) - on November 1, 2018, under the modified retrospective transition method, only to contracts that were not complete as of the date of adoption. This approach requires prospective application of the guidance with a cumulative effect adjustment to retained earnings to reflect the impact of the adoption on contracts that were not complete as of the date of the adoption. In accordance with the modified retrospective transition method, the results of the prior year period presented have not been adjusted for the effects of Topic 606.
Under Topic 606, we recognize revenue when, or as, control of a good or service transfers to a customer, in an amount that reflects the consideration to which we expect to be entitled in exchange for transferring those goods or services, whereas, prior to our adoption of Topic 606, we recognized revenue when we shipped to customers or, under some arrangements, when the customers received the goods. The following tables present the impacts of our adoption of Topic 606 on our January 27, 2019, condensed consolidated balance sheet and our condensed consolidated statements of income and cash flows for the three months ended January 27, 2019.

Condensed Consolidated Balance Sheet January 27, 2019

	As Reported	Adjustments	Balance without Adoption of Topic 606
Assets
Accounts receivable	$131,066	$(319)	$130,747
Inventory	27,874	4,678	32,552
Other current assets	57,043	(6,846)	50,197
Deferred income taxes	15,405	(74)	15,331
Liabilities
Accrued liabilities	$43,005	$246	$43,251
Deferred income taxes	908	(318)	590
Equity
Retained earnings	$236,665	$(1,788)	$234,877
Noncontrolling interests	152,082	(553)	151,529

Index
Condensed Consolidated Statement of Income Three Months Ended January 27, 2019
	As Reported	Adjustments	Balance without Adoption of Topic 606

Revenue	$124,712	$(2,245)	$122,467
Cost of goods sold	98,610	(901)	97,709

Gross margin	26,102	(1,344)	24,758
Provision for taxes	1,387	(208)	1,179

Net income	7,768	(1,136)	6,632
Noncontrolling interests	2,501	(431)	2,070

Income attributable to Photronics, Inc. shareholders	$5,267	$(705)	$4,562
Condensed Consolidated Statement of Cash Flows Three Months Ended January 27, 2019

	As Reported	Adjustments	Balance without Adoption of Topic 606
Net Income	$7,768	$(1,136)	$6,632
Changes in operating accounts:
Accounts receivable	$(9,333)	$(287)	$(9,620)
Inventories	(2,313)	(933)	(3,246)
Other current assets	(22,082)	2,223	(19,859)
Accounts payable, accrued liabilities, and other	(12,107)	133	(11,974)

We account for an arrangement as a revenue contract when each party has approved and is committed to perform under the contract, the rights of the contracting parties regarding the goods or services to be transferred and the payment terms are identifiable, the arrangement has commercial substance, and collection of consideration is probable. Substantially all of our revenue comes from the sales of photomasks. We typically contract with our customers to sell sets of photomasks (referred to as “mask sets”), which are comprised of multiple layers, the predominance of which we invoice as they ship to customers. As the photomasks are manufactured to customer specifications they have no alternative use to us and, as our contracts generally provide us with the right to payment for work completed to date, we recognize revenue as we perform, or “over time” on most of our contracts. We measure our performance to date using an input method, which is based on our estimated costs to complete the various manufacturing phases of a photomask. At the end of a reporting period, there will be a number of revenue contracts on which we have performed; for any such contracts that we are entitled to be compensated for our costs incurred plus a reasonable profit, we recognize revenue and a corresponding contract asset for such performance. We account for shipping and handling activities that we perform after a customer obtains control of a good as being activities to fulfill our promise to transfer the good to the customer, rather than as promised services, or performance obligations, under the contract.
As stated above, photomasks are manufactured in accordance with proprietary designs provided by our customers; thus, they are individually unique. Due to their uniqueness and other factors, their transaction prices are individually established through negotiations with customers; consequently, our photomasks do not have standard or “list” prices. The transaction prices of the vast majority of our revenue contracts include only fixed amounts of consideration. In certain instances, such as when we offer a customer an early payment discount, an estimate of variable consideration would be included in the transaction price, but only to the extent that a significant reversal of revenue would not occur when the uncertainty related to the variability is resolved.

Index
Contract Assets, Contract Liabilities and Accounts Receivable

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. Contract assets reflect our transfer of control to customers of photomasks that are in-process or completed but not yet shipped. A receivable is recognized when we have an unconditional right to payment for our performance, which generally occurs when we ship the photomasks. Our contract assets account primarily consist of a significant amount of our work-in-process inventory and fully manufactured photomasks which have not yet shipped, if we have an enforceable right to collect consideration (including a reasonable profit), in the event the in-process orders are cancelled by customers. On an individual contract basis, we net contract assets with contract liabilities (deferred revenue) for financial reporting purposes. Our contract assets and liabilities are typically classified as current, as our production cycle and our lead times are both under one year. Contract assets of $6.8 million are included in “Other” current assets, and contract liabilities of $9.5 million are included in “Other” current liabilities in our January 27, 2019 condensed consolidated balance sheet. At November 1, 2018, our date of adoption of Topic 606, we had contract assets of $4.6 million and contract liabilities of $7.8 million. We did not impair any contract assets during the three month period ended January 27, 2019, and we recognized $0.7 million of revenue from the settlement of contract liabilities that existed at the beginning of that period.

We generally record our accounts receivables at their billed amounts. All outstanding past due customer invoices are reviewed during, and at the end of, every period for collectibility. To the extent we believe a loss on the collection of a customer invoice is probable, we record the loss and credit the allowance for doubtful accounts. In the event that an amount is determined to be uncollectible, we charge the allowance for doubtful accounts and eliminate the related receivable. We did not incur any credit losses on our accounts receivable during the three month period ended January 27, 2019.
Our invoice terms generally range from net thirty to ninety days, depending on both the geographic market in which the transaction occurs and our payment agreements with specific customers. In the event that our evaluation of a customer’s business prospects and financial condition indicate that the customer presents a collectibility risk, we require payment in advance of performance. We have elected the practical expedient allowed under Topic 606 that permits us not to adjust a contract’s promised amount of consideration to reflect a financing component when the period between when we transfer control of goods or services to customers and when we are paid, is one year or less.
In instances when we are paid in advance of our performance, we record a contract liability and, as allowed under the practical expedient in Topic 606, recognize interest expense only if the period between when we receive payment from the customer and the date when we expect to be entitled to the payment is greater than one year. Historically, advance payments we’ve received from customers have not preceded the completion of our performance obligations by more than one year.
Disaggregation of Revenue
The following tables present our revenue for the quarter ended January 27, 2019, disaggregated by product type, geographic location, and timing of recognition.
Revenue by Product Type	Three Months Ended January 27, 2019
IC
High-end	$34,566
Mainstream	60,314
Total IC	$94,880

FPD
High-end	$21,466
Mainstream	8,366
Total FPD	$29,832
$124,712

Revenue by Geographic Location
Taiwan	$57,740
Korea	35,237
United States	22,472
Europe	8,354
Other	909
$124,712

Revenue by Timing of Recognition
Over time	$120,845
At a point in time	3,867
$124,712

Index
Contract Costs
We pay commissions to third party sales agents for certain sales that they obtain for us. However, the basis of the commissions is the transaction prices of the sales, which are completed in less than one year; thus, no relationship is established with a customer that will result in future business. Therefore, we would not recognize any portion of these sales commissions as costs of obtaining contract assets, nor do we currently foresee other circumstances under which we would recognize such assets.

Remaining Performance Obligations
As we are typically required to fulfill customer orders within a short time period, our backlog of orders is generally not in excess of one to two weeks for IC photomasks and two to three weeks for FPD photomasks. As allowed under Topic 606, we have elected not to disclose our remaining performance obligations, comprised of completion of the manufacturing process of in-process photomasks, related to contracts that have an original duration of one year or less.
Sales and Similar Taxes
We report our revenue net of any sales or similar taxes we collect on behalf of governmental entities.
Product Warranty
Our photomasks are sold under warranties that generally range from 30 to 90 days. We warrant that our photomasks conform to customer specifications, and that we will repair or replace, at our option, any photomasks that fail to do so. The warranties do not represent separate performance obligations in our revenue contracts. Historically, customer claims under warranty have been immaterial.
NOTE 7 - SHARE-BASED COMPENSATION

In March 2016, shareholders approved a new equity incentive compensation plan (the “Plan”), under which incentive stock options, non-qualified stock options, stock grants, stock-based awards, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and other stock or cash awards may be granted. Shares to be issued under the Plan may be authorized and unissued shares, issued shares that have been reacquired by us (in the open-market or in private transactions), shares that are being held in the treasury, or a combination thereof. The maximum number of shares of common stock approved that may be issued under the Plan is four million shares. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of Photronics or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. We incurred total share-based compensation expenses of $1.1 million and $0.9 million in the three month periods ended January 27, 2019 and January 28, 2018, and we received cash from option exercises of $0.5 million and $0.7 million during those respective periods. No share-based compensation cost was capitalized as part of an asset and no related income tax benefits were recorded during the periods presented.

Stock Options
Option awards generally vest in one-to-four years and have a ten-year contractual term. All incentive and non-qualified stock option grants have an exercise price no less than the market value of the underlying common stock on the date of grant. The grant date fair values of options are based on closing prices of our common stock on the dates of grant and are calculated using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of our common stock. We use historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that the options granted are expected to remain outstanding. The risk-free rate of return for the estimated term of an option is based on the U.S. Treasury yield curve in effect at the date of grant.
There were 132,000 share options granted during the three month period ended January 27, 2019, with a weighted-average grant date fair value of $3.31 per share, and there were 252,000 share options granted during the three month period ended January 28, 2018, with a weighted-average grant date fair value of $2.74 per share. As of January 27, 2019, the total unrecognized compensation cost related to unvested option awards was approximately $1.6 million. That cost is expected to be recognized over a weighted-average amortization period of 2.4 years.

Index
The weighted-average inputs and risk-free rates of return used to calculate the grant date fair value of options issued during the three month periods ended January 27, 2019 and January 28, 2018, are presented in the following table.
	Three Months Ended
	January 27, 2019	January 28, 2018

Volatility	33.1%	31.6%

Risk free rate of return	2.5-2.9%	2.2%

Dividend yield	0.0%	0.0%

Expected term	5.1 years	5.0 years

Information on outstanding and exercisable option awards as of January 27, 2019, is presented below.
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 27, 2019	2,452,168	$8.84	5.9 years	$4,886

Exercisable at January 27, 2019	1,831,351	$8.42	5.1 years	$4,373

Restricted Stock
We periodically grant restricted stock awards, the restrictions on which typically lapse over a service period of one-to-four years. The fair value of the awards is determined on the date of grant, based on the closing price of our common stock. There were 435,000 restricted stock awards issued during the three month period ended January 27, 2019, with a weighted-average grant date fair value of $9.80 per share, and there were 280,000 restricted stock awards issued during the three month period ended January 28, 2018, with a weighted-average grant date fair value of $8.63 per share. As of January 27, 2019, the total compensation cost not yet recognized related to unvested restricted stock awards was approximately $6.3 million. That cost is expected to be recognized over a weighted-average amortization period of 3.1 years. As of January 27, 2019, there were 724,113 shares of restricted stock outstanding.
NOTE 8 - INCOME TAXES
We calculate our provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period.
The effective tax rate of 15.2% differs from the U.S. statutory rate of 21.0% in the three month period ended January 27, 2019, primarily due to earnings being taxed at lower statutory rates in foreign jurisdictions, the settlement of a tax audit, and the benefit of tax holidays and investment credits in certain foreign jurisdictions.
Valuation allowances in jurisdictions with historic losses, including the U.S., eliminate the tax benefit of losses in these jurisdictions.
Unrecognized tax benefits related to uncertain tax positions were $0.9 million at January 27, 2019, and $1.9 million at October 31, 2018, all of which, if recognized, would favorably impact the Company’s effective tax rate. Accrued interest and penalties related to unrecognized tax benefits was $0.1 million at January 29, 2019 and October 31, 2018. Reduction in the amount of unrecognized tax benefits primarily resulted from the settlement of a tax audit with the tax authorities in Taiwan. Although timing of the expirations of statutes of limitations may be uncertain, as they can be dependent upon the settlement of tax audits, the Company believes that it is reasonably possible that an immaterial amount of its uncertain tax positions (including accrued interest and penalties, net of tax benefits) may be resolved over the next twelve months. The resolution of these uncertain tax positions may result from either or both the lapses of statutes of limitations and tax settlements.

Index
We were granted a five-year tax holiday in Taiwan that expires in December 31, 2019. This tax holiday reduced foreign taxes by $0.8 million, and $0.1 million in the three month periods ended January 27, 2019 and January 28, 2018, respectively, with a one half-cent per share impact in the January 27, 2019 period and a de minimis per share effect in the January 28, 2018 period.

The effective tax rate benefit of (23.1%) differs from the post U.S. Tax Reform blended statutory rate of 23.4% in the three month period ended January 28, 2018, primarily due to the benefit from U.S. and Taiwan Tax Reform (as discussed below), earnings being taxed at lower statutory rates in foreign jurisdictions, and the benefit of various investment credits in a foreign jurisdiction.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Act”), was signed into law, enacting significant changes to the United States Internal Revenue Code of 1986, as amended. Based on the enactment date, we accounted for the Act in our interim period ended January 28, 2018. In December 2017, the Securities and Exchange Commission released Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations in which the accounting under Accounting Standards Codification 740 is incomplete for certain income tax effects of the Act. We adopted SAB 118 in our first quarter of fiscal year 2018, and finalized the effects in our fourth quarter of fiscal 2018. In the period ended January 28, 2018, we recognized the following effects in our provision for income taxes:
•
The Act repealed the corporate alternative minimum tax (“AMT”) for tax years beginning after December 31, 2017, and provided that existing AMT credit carryforwards are fully refundable. We recognized a $3.9 million benefit on AMT credit carryforwards that we previously determined were not more likely than not going to be realized and reversed the previously recorded valuation allowance.

•
As of January 1, 2018, the Act reduced the corporate income tax rate from a maximum 35% to a flat 21%, requiring us to revalue our deferred tax assets and liabilities utilizing the rate applicable to the period when a temporary difference will reverse. Our net deferred tax asset is fully offset by a valuation allowance, and the revaluation of the deferred tax assets and liabilities resulted in a net zero impact for the period.

•
The Act imposed a transition tax for a one-time deemed repatriation of the accumulated earnings of foreign subsidiaries. The entire amount of transition tax was fully offset by tax credits, including carryforwards, that resulted in a provisional net zero impact on the period.

On January 18, 2018, the Taiwan Legislature Yuan approved amendments to the Income Tax Act, enacting an increase in the corporate tax rate from 17% to 20%, requiring us to revalue our deferred tax assets and liabilities utilizing the rate applicable to the period when a temporary difference will reverse. Accordingly, a net benefit of $0.2 million is reflected in our tax provision for the period.
Adoption of New Accounting Standard
In the first quarter of 2019, the Company adopted Accounting Standards Update 2016-16 – “Intra-Entity Transfers Other Than Inventory”, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. In connection therewith, we recorded a transition adjustment of $1.1 million that reduced prepaid income taxes (included in Other current assets on the condensed consolidated balance sheets) against beginning retained earnings.

Index
NOTE 9 - EARNINGS PER SHARE
The calculation of basic and diluted earnings per share is presented below.
	Three Months Ended
	January 27, 2019	January 28, 2018

Net income attributable to Photronics, Inc. shareholders	$5,267	$5,898

Effect of dilutive securities	-	-

Earnings used for diluted earnings per share	$5,267	$5,898

Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	66,583	68,755
Effect of dilutive securities:
Share-based payment awards	464	617

Potentially dilutive common shares	464	617

Weighted-average common shares used for diluted earnings per share	67,047	69,372

Basic earnings per share	$0.08	$0.09
Diluted earnings per share	$0.08	$0.09

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
	Three Months Ended
	January 27, 2019	January 28, 2018

Convertible notes	5,542	5,542
Share-based payment awards	1,063	1,583

Total potentially dilutive shares excluded	6,605	7,125

Index
NOTE 10 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT
The following tables set forth the changes in our accumulated other comprehensive income by component (net of tax of $0) for the three month periods ended January 27, 2019 and January 28, 2018.
	Three Months Ended January 27, 2019

	Foreign Currency Translation Adjustments	Other	Total

Balance at November 1, 2018	$(4,328)	$(638)	$(4,966)
Other comprehensive income	6,572	19	6,591
Less: other comprehensive income attributable to noncontrolling interests	1,273	9	1,282

Balance at January 27, 2019	$971	$(628)	$343

	Three Months Ended January 28, 2018

	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at October 30, 2017	$7,627	$(48)	$(688)	$6,891
Other comprehensive income (loss) before reclassifications	30,087	-	(32)	30,055
Amounts reclassified from other comprehensive income	-	32	-	32

Net current period other comprehensive income (loss)	30,087	32	(32)	30,087
Less: other comprehensive income(loss) attributable to noncontrolling interests	4,866	-	(16)	4,850

Balance at January 28, 2018	$32,848	$(16)	$(704)	$32,128

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
The fair values of our cash and cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying value due to their short-term maturities. The fair value of our convertible senior notes is a Level 2 measurement, as it was determined using inputs that were either observable market data, or could be derived from, or corroborated with, observable market data. These inputs included our stock price and interest rates offered on debt issued by entities with credit ratings similar to ours. We did not have any assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at January 27, 2019 or October 31, 2018.
Fair Value of Financial Instruments Not Measured at Fair Value
The fair value of our convertible senior notes is a Level 2 measurement, as it was determined using inputs that were either observable market data or could be derived from or corroborated with observable market data. These inputs included our stock price and interest rates offered on debt issued by entities with credit ratings similar to ours. The table below presents the fair and carrying values of our convertible senior notes at January 27, 2019 and October 31, 2018.

Index
	January 27, 2019		October 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value

3.25% convertible senior notes due 2019	$63,405	$57,482	$62,094	$57,453

NOTE 12 – SHARE REPURCHASE PROGRAM
In October 2018, the Company’s Board of Directors authorized the repurchase of up to $25 million of its common stock, to be executed in open-market transactions or in accordance with a repurchase plan under rule 10b5-1 of the Securities Act of 1933 (as amended). The share repurchase program commenced on October 22, 2018, and expired on February 1, 2019. The number of shares repurchased is subject to market conditions and our continual evaluation of the optimal use of our cash.
	Three Months Ended January 27, 2019	From Inception Date of October 22, 2018

Number of shares repurchased	1,137	1,467

Cost of shares repurchased	$10,694	$13,807

Average price paid per share	$9.40	$9.41

NOTE 13 - COMMITMENTS AND CONTINGENCIES
As of January 27, 2019, the Company had commitments outstanding for capital equipment expenditures of approximately $38 million, nearly all of which related to building and equipping our China facilities.
We are subject to various claims that arise in the ordinary course of business. We believe that such claims, individually or in the aggregate, will not have a material effect on the consolidated financial statements.
NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS
In November 2016, the FASB issued ASU 2016-18 “Restricted Cash”, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective for Photronics, Inc. in its first quarter of fiscal year 2019 and was applied on a retrospective transition basis. Early adoption is permitted, including adoption in an interim period. Our adoption of the update did not materially impact our cash flows statement.
In October 2016, the FASB issued ASU 2016-16 “Intra-Entity Transfers of Assets Other Than Inventory”, which eliminates the exception of recognizing, at the time of transfer, current and deferred income taxes for intra-entity asset transfers other than inventory. ASU 2016-16 is effective for us in our first quarter of fiscal year 2019 and should be applied on a modified retrospective transition basis. Early adoption is permitted as of the beginning of an annual reporting period for which interim or annual financial statements have not been issued or made available for issuance. Please see Note 8 for a discussion of the effects of adopting the guidance.
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
In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers”, which superseded nearly all then existing revenue recognition guidance under accounting principles generally accepted in the United States. The core principle of this ASU is that revenue should be recognized for the amount of consideration expected to be received for promised goods or services transferred to customers. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, and assets recognized for costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year and allowed entities to early adopt, but no earlier than the original effective date. This update allowed for either full retrospective or modified retrospective adoption. In April 2016, the FASB issued ASU 2016-10 “Identifying Performance Obligations and Licensing” which amended guidance previously issued on these matters in ASU 2014-09. The effective date and transition requirements of ASU 2016-10 were the same as those for ASU 2014-09.

 We adopted the new revenue and related guidance on November 1, 2018, using the modified retrospective approach, under which we increased our accounts receivable by $0.6 million, recognized contract assets of $4.6 million, reduced our inventories balance by $3.7 million, and recorded an accrual for income taxes of $0.3 million. The recognition and adjustments to these items was reflected in increases to our retained earnings and noncontrolling interest balances of $1.1 million and $0.1 million, respectively. The most significant impact of the new guidance on our financial statements is its requirement for us to recognize revenue as we manufacture products for which, in the event that the customer cancels the contract, we are entitled to reasonable compensation for work we have completed prior to cancellation. Prior to our adoption of Topic 606, we recognized revenue when we shipped to customers or, under some arrangements, when the customers received the goods. The impact of the adoption of this guidance on our January 27, 2019, financial statements is presented in Note 6.

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
Non-recognition of financing component when we transfer goods to a customer and the period between when we transfer and when we are paid will be less than one year
We have elected the practical expedient that allows for the non-recognition, as a component of a customer contract, of a financing component when the period between when we transfer a good and when we are paid will be less than one year.
Exclusion of sales and similar taxes collected from customers in the transaction price
Consistent with our practice before adoption of the new guidance, we will not recognize sales and similar taxes we collect from customers as revenue.
Use of an “input method” to measure our progress towards the transfer of control of performance obligations to customers
As, in our judgment, an input method based on our efforts to satisfy our performance obligations will best serve to depict the transfer of control of our performance obligations to our customers, we have adopted an accounting policy to employ such a method. Our decision was based primarily on the facts that our photomasks are not physically transferred to customers until they are complete, and that we can employ our input-based cost accumulation systems and methods to measure our progress towards the transfer of control of our performance obligations to customers.

Index
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

Overview
Management’s discussion and analysis (“MD&A”) of the Company’s financial condition, results of operations and outlook should be read in conjunction with its condensed consolidated financial statements and related notes. Various segments of this MD&A contain forward-looking statements, all of which are presented based on current expectations, which may be adversely affected by uncertainties and risk factors (presented throughout this filing and in the Company’s Annual Report on Form 10-K for the fiscal 2018 year), that may cause actual results to materially differ from these expectations.
We sell substantially all of our photomasks to semiconductor and FPD designers and manufacturers. Photomask technology is also being applied to the fabrication of other higher performance electronic products such as photonics, micro-electronic mechanical systems and certain nanotechnology applications. Our selling cycle is tightly interwoven with the development and release of new semiconductor and FPD designs and applications, particularly as they relate to the micro-electronic industry's migration to more advanced product innovation, design methodologies and fabrication processes. We believe that the demand for photomasks primarily depends on design activity rather than sales volumes from products manufactured using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. However, the reduced use of customized ICs, reductions in design complexity, other changes in the technology or methods of manufacturing or designing semiconductors, or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks ‒ even if the demand for semiconductors and FPDs increases. Advances in semiconductor, FPD and photomask design and semiconductor and FPD production methods that shift the burden of achieving device performance away from lithography could also reduce the demand for photomasks. Historically, the microelectronic industry has been volatile, experiencing periodic downturns and slowdowns in design activity. These downturns have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices, with a concomitant effect on revenue and profitability.
We are typically required to fulfill customer orders within a short period of time, sometimes within 24 hours. This results in a minimal level of backlog orders, typically one to two weeks of backlog for IC photomasks and two to three weeks of backlog for FPD photomasks.
The global semiconductor and FPD industries are driven by end markets which have been closely tied to consumer-driven applications of high performance devices, including, but not limited to, mobile display devices, mobile communications, and computing solutions. While we cannot predict the timing of the industry’s transition to volume production of next-generation technology nodes, or the timing of up and down cycles with precise accuracy, we believe that such transitions and cycles will continue into the future, beneficially and adversely affecting our business, financial condition, and operating results as they occur. We believe our ability to remain successful in these environments is dependent upon the achievement of our goals of being a service and technology leader and efficient solutions supplier, which we believe should enable us to continually reinvest in our global infrastructure.
In the first quarter of fiscal 2019, PDMC, the Company’s majority owned subsidiary in Taiwan, paid a dividend, of which 49.99%, or approximately $26.1 million, was paid to noncontrolling interests.
In the first quarter of 2019, Xiamen American Japan Photronics Mask Co., Ltd. (“PDMCX”), an indirect majority owned joint venture subsidiary of Photronics, Inc., was approved for credit of $50 million, subject to certain limitations related to PDMCX registered capital at the time of borrowing, pursuant to which PDMCX will enter into separate loan agreements (“the Project Loans”) for each borrowing. The Project Loans, which are denominated in renminbi, are being used to finance certain capital expenditures in China. PDMCX has agreed to grant a lien on the land, building and certain equipment owned by PDMCX as collateral for the Project Loans. As of January 27, 2019, PDMCX had borrowed $14.8 million against this approval. This borrowing will be repaid in semiannual installments, which will commence in June 2020 and end in December 2022. In February 2019, PDMCX borrowed an additional $11.4 million, which will be repaid semiannually; repayments will commence in June 2023 and end in December 2025. The interest rates on the Project Loans are based on the benchmark lending rate of the People’s Bank of China (4.9% at January 27, 2019). Interest incurred on these loans will be reimbursed through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provide for such reimbursements up to a prescribed limit.

Index
In the first quarter of 2019, PDMCX was approved for credit of $25.0 million, subject to certain limitations related to PDMCX registered capital at the time of borrowing, pursuant to which PDMCX may enter into separate loan agreements. No guarantees are required as part of this approval. As of January 27, 2019, PDMCX had borrowed $13.8 million against this approval of which $3.7 million were 90-day loans. The remaining $10.1 million borrowed (the “Working Capital Loans”) is to be repaid semiannually from the dates of the individual borrowings, with repayments commencing in May 2019 and ending in January 2022. The 90-day loans were repaid in our second quarter of 2019. These loans, which are denominated in renminbi and U.S. dollars are being used for general financing purposes, including payments of import and value added taxes. The interest rates on the 90-day loans were the market rate on the date of issuance (4.9%), and interest rates on the Working Capital Loans are approximately 5%, and are based on the RMB Loan Prime Rate of the National Interbank Funding Center, plus a spread of 67.75 basis points. Interest incurred on the loans will be reimbursed through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provide for such reimbursements up to a prescribed limit.
 In the fourth quarter of fiscal 2018, we entered into an amended and restated credit agreement (“the new agreement”) that expires in September 2023. The new agreement, which replaced our prior credit agreement, has a $50 million borrowing limit, and a $50 million expansion capacity, which represents a $25 million increase over the previous credit agreement. The new agreement is secured by substantially all of our assets located in the United States and common stock we own in certain of our foreign subsidiaries, and limits the amount we can pay in cash dividends on Photronics, Inc. stock. The new agreement contains the following financial covenants: minimum interest coverage ratio, total leverage ratio and minimum unrestricted cash balance, all of which we were in compliance with at January 27, 2019. We had no outstanding borrowings against the new agreement at January 27, 2019, and $50 million was available for borrowing. The interest rate on the new agreement (2.5% at January 27, 2019) is based on our total leverage ratio at LIBOR plus a spread, as defined in the credit agreement.

 In the fourth quarter of fiscal 2018, the Company’s Board of Directors authorized the repurchase of up to $25 million of its common stock, to be executed in open-market transactions or in accordance with a repurchase plan under rule 10b5-1 of the Securities Act of 1933 (as amended). The share repurchase program commenced, under 10b5-1, on October 22, 2018, and expired on February 1, 2019. As of January 27, 2019, we had repurchased 1.5 million shares at a cost of $13.8 million (an average of $9.41 per share) under this program. The number of shares repurchased is subject to market conditions, and our continual evaluation of the optimal use of our cash.

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
In the fourth quarter of fiscal 2017, we announced that Photronics UK, Ltd., a wholly-owned subsidiary of ours, signed an investment agreement with Hefei State Hi-tech Industry Development Zone to establish a manufacturing facility in Hefei, China. Under the terms of the agreement, through our subsidiary, we will invest a minimum of $160 million, a portion of which may be funded with local borrowings, to build and operate a research and development and manufacturing facility for high-end and mainstream FPD photomasks. As of January 27, 2019, we had invested $53 million in this facility. Hefei State Hi-tech Industry Development Zone will provide certain investment incentives and support for this facility, which will have initial capability to produce up to G10.5+ large area masks and AMOLED products. Construction of this facility was completed in late 2018, and production is anticipated to begin in the first half of 2019.
In the fourth quarter of 2016, Photronics Singapore Pte, Ltd., a wholly-owned subsidiary, signed an investment agreement with the Administrative Committee of Xiamen Torch Hi-Tech Industrial Development Zone (Xiamen Torch) to establish an IC manufacturing facility in Xiamen, China. Under the terms of the agreement, we will build and operate an IC facility to engage in research and development, manufacture and sale of photomasks, in return for which Xiamen Torch will provide certain investment incentives and support. This expansion is also substantially supported by customer commitments for its output. As discussed above, in the first quarter of fiscal 2018, we entered into a joint venture agreement with DNP, under which they hold a 49.99% ownership interest in this investment. The total investment per the agreement is $160 million, of which approximately $32 million remained for Photronics as of January 27, 2019, and will be funded over the next several years with cash and local borrowings. Construction began in 2017 and production is anticipated to start in the second half of 2019.

Index
Material Changes in Results of Operations
Three Months ended January 27, 2019, October 31, 2018 and January 28, 2018
The following table represents selected operating information expressed as a percentage of net sales.
	Three Months Ended
	January 27, 2019	October 31, 2018	January 28, 2018

Revenue	100.0%	100.0%	100.0%
Cost of goods sold	79.1	75.5	77.6

Gross profit	20.9	24.5	22.4
Selling, general and administrative expenses	11.0	9.3	9.5
Research and development expenses	3.4	2.7	3.3

Operating income	6.5	12.5	9.6
Other income (expense), net	0.8	1.5	(3.4)

Income before income taxes	7.3	14.0	6.2
Income tax (provision) benefit	(1.1)	(2.4)	1.5

Net income	6.2	11.6	7.7
Net income attributable to noncontrolling interests	2.0	3.0	2.9

Net income attributable to Photronics, Inc. shareholders	4.2%	8.6%	4.8%

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three months ended January 27, 2019 (Q1 FY19), October 31, 2018 (Q4 FY18) and January 28, 2018 (Q1 FY18) in millions of dollars.
Revenue
	Q1 FY19 from Q4 FY18			Q1 FY19 from Q1 FY18

	Revenue in Q1 FY19	Percent Change	Increase (Decrease)	Revenue in Q1 FY19	Percent Change	Increase (Decrease)

IC
High-end	$34.6	(12.3)%	$(4.9)	$34.6	3.6%	$1.2
Mainstream	60.3	(15.6)%	(11.1)	60.3	(3.2)%	(2.0)

Total	$94.9	(14.4)%	$(16.0)	$94.9	(0.8)%	$(0.8)
FPD
High-end	$21.5	(2.5)%	$(0.5)	$21.5	14.3%	$2.7
Mainstream	8.3	(28.9)%	(3.5)	8.3	(6.9)%	(0.6)

Total	$29.8	(11.7)%	$(4.0)	$29.8	7.4%	$2.1

Total Revenue	$124.7	(13.8)%	$(20.0)	$124.7	1.0%	$1.3

Index
The following tables compare revenue in Q1 FY19 with revenue in Q4 FY18 and Q1 FY18 by geographic area:
	Q1 FY19 from Q4 FY18			Q1 FY19 from Q1 FY18

	Revenue in Q1 FY19	Percent Change	Increase (Decrease)	Revenue in Q1 FY19	Percent Change	Increase (Decrease)

Taiwan	$57.7	(7.3)%	$(4.6)	$57.7	2.1%	$1.2
Korea	35.2	(13.5)%	(5.5)	35.2	6.8%	2.2
United States	22.5	(26.8)%	(8.2)	22.5	(10.2)%	(2.5)
Europe	8.4	(14.5)%	(1.4)	8.4	(1.5)%	(0.1)
Other	0.9	(19.0)%	(0.2)	0.9	143.6%	0.5

	$124.7	(13.8)%	$(19.9)	$124.7	1.0%	$1.3

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

Revenue decreased 13.8% in Q1 FY19, compared with Q4 FY18, due to seasonal softness and macroeconomic headwinds. There were also six fewer days in the first quarter of our fiscal 2019 than in the fourth quarter of fiscal 2018, due to our adoption of October 31 as the Company’s fiscal year-end. Overall IC and FPD revenues decreased 14.4% and 11.7% respectively. The decrease in mainstream IC of 15.6% was mostly in Asia, particularly Taiwan and China, where macro uncertainty delayed our customers’ initiatives to design new products. The decrease in high-end IC photomasks of 12.3% was due to declines in both logic, as new designs for advanced applications such as smartphones decreased, and memory, due to the postponements of orders from a large customer. Mainstream FPD decreased 28.9%, as we devoted a greater portion of our mainstream capacity to building the non-critical layers of AMOLED mask sets. This redirection of our resources was also in response to competitive pressures that resulted from an over-supplied market. High-end FPD revenues decreased 2.5% as a result of softer demand for G8.5 masks used for large LCD TVs. High-end photomask applications include mask sets for 28 nanometer and smaller products, and G8 and above and active matrix organic light-emitting diode (AMOLED) display technologies for FPD products. High-end photomasks typically have higher selling prices than mainstream products.

Revenue increased 1.0% in Q1 FY19, compared with Q1 FY18, primarily due to increased high-end FPD and IC revenues, which were partially offset by decreased mainstream IC and FPD sales. High-end FPD increased 14.3% due to AMOLED growth, which was the result of an overall increase in industry demand from the prior year’s quarter. High-end IC increased 3.6% due to stronger logic demand. Mainstream IC decreased 3.2%, as demand was softer. Mainstream FPD decreased 6.9% due to a decline in demand for G8.5 masks used for large-screen TVs, and lower demand for LTPS LCD screens in mobile applications.

We expect our FPD revenues to increase in our second quarter, primarily as a result of increased demand for mobile displays. We plan to support our customers’ enhanced requirements with additional capacity we will bring on-line in China. With respect to our IC business, we expect to see a pick-up in memory demand and, while we do not expect to see a material deterioration in logic, believe that a recovery in logic may occur beyond the second quarter.

Gross Profit
	Three Months Ended
	Q1 FY19	Q4 FY18	Percent Change	Q1 FY18	Percent Change

Gross profit	$26.1	$35.4	(26.3)%	$27.7	(5.6)%
Gross margin	20.9%	24.5%		22.4%

Gross profit and gross margin decreased in Q1 FY19 from Q4 FY18 primarily as a result of decreased revenue, the effects of which were partially mitigated by decreased material costs and overhead costs of $7.5 million and $3.7 million, respectively. Gross profit and gross margin decreased in Q1 FY19, compared with Q1 FY18, primarily due to increased compensation and related benefits expense and overhead costs of $2.6 million and of $0.8 million, respectively, which were partially offset by decreased material costs of $0.5 million. As we operate in a high fixed cost environment, increases or decreases in our revenues and capacity utilization will generally positively or negatively impact our gross margin.

Index
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $0.3 million, or 2.1%, to $13.8 million in Q1 FY19, from $13.5 million in Q4 FY18, primarily due to a $0.3 million decrease in bad debt recoveries from the prior quarter. Selling, general and administrative expenses increased in Q1 FY19 by $2.0 million, or 17.4%, from $11.8 million in Q1 FY18, primarily as a result of increased compensation and related benefits of $1.4 million and increased freight expenses of $0.4 million, which increased as a result of increased sales to China.
Research and Development
In the U.S., research and development expenses consist of development efforts related to high-end process technologies for 28nm and smaller IC nodes, while in Asia, in addition to the focus on high-end IC technology nodes, G8 and above FPDs and AMOLED applications are also under development.
Research and development expense increased $0.4 million to $4.3 million in Q1 FY19, or 9.1%, from Q4 FY18, primarily as a result of increased development activities in the U.S. Research and development expense was up moderately ($0.2 million, or 3.9%) in Q1 FY19 from Q1 FY18, with increased spending in Taiwan exceeding decreased expenditures and related activities on large area masks in Korea.
Other Income (Expense), net
	Three Months Ended
	Q1 FY19	Q4 FY18	Q1 FY18

Interest income and other income (expense), net	$1.6	$2.9	$(3.5)
Interest expense	(0.5)	(0.6)	(0.6)

Other income (expense), net	$1.1	$2.3	$(4.1)

Other income (expense), net decreased in Q1 FY19 by $1.2 million from Q4 FY18. The decrease was primarily the result of reduced foreign currency gains and interest income of $0.6 million and $0.3 million, respectively, in the current quarter, and gains recorded on the sale of long-lived assets recorded in Q4 FY18 of $0.4 million. Other income (expense), net increased in Q1 FY19 by $5.2 million from Q1 FY18, primarily due to foreign currency gains experienced in the current quarter, in contrast to unfavorable foreign currency results in the prior year quarter, with a net effect of $5.7 million. Reduced interest income of $0.3 million partially offset the favorable impact of the foreign currency results.
Income Tax Provision
	Three Months Ended

	Q1 FY19	Q4 FY18	Q1 FY18

Income tax benefit (provision)	$(1.4)	$(3.6)	$1.8
Effective income tax rate	15.2%	17.5%	(23.1)%

 The effective income tax rate is sensitive to the jurisdictional mix of earnings, due, in part, to the non-recognition of tax benefits on losses in jurisdictions with valuation allowances. The effective income tax rate decreased in Q1 FY19, compared with Q4 FY18, is primarily attributable to the net decrease in tax accruals no longer required as a result of the settlement of a non-U.S. income tax audit. The effective income tax rate increase in Q1 FY19, compared with Q1 FY18, is primarily attributable to Q1 FY18 benefits related to the recognition of $3.9 million of previously unrecognized deferred tax benefits associated with alternative minimum tax credits that resulted from the U.S. Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, and an increase of deferred tax assets of $0.2 million, which was the result of an increase in the Taiwan corporate tax rate.

Index
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $2.5 million in Q1 FY19, which represented a decrease of $1.8 million and $1.1 million from Q4 FY18 and Q1 FY18, respectively. The changes from both comparative periods were due to decreased net income at our IC manufacturing facility in Taiwan, in which we hold a 50.01% ownership interest.
Liquidity and Capital Resources
Our working capital at the end of Q1 FY19 was $258.5 million, compared with $311.7 million at the end of Q4 FY18, and our cash and cash equivalents decreased in Q1 FY19 by $96.8 million from $329.3 million at October 31, 2018. Cash flows related to operating activities decreased $50.1 million to $19.3 million used in Q1 FY19 from $30.9 million provided in Q1 FY18. In addition to the decrease in net income of $1.7 million from the prior year’s quarter, significant contributors to the decrease in cash flows from operating activities in Q1 FY19, compared with Q1 FY18, were increases in accounts receivable of $14.0 million and other current assets of $22.5 million, a significant cause of which was an increase in recoverable value added taxes related to our investments in China. Decreased accounts payable of $6.3 million also contributed to the year-over-year decrease in operating cash flows.

Net cash used in investing activities was $101.9 million in Q1 FY19, an increase of $90.7 million from the $11.1 million used in Q1 FY18. The increase was primarily attributable to increased capital expenditures of $92.9, the preponderance of which related to building and equipping our China facilities. Cash flows provided by financing activities increased from $11.2 million in Q1 FY18 to $21.4 million in Q1 FY19. The increase was primarily the result of proceeds from contributions from DNP of $29.4 million to PDMCX (in which they hold a 49.99% interest) and the receipt of debt proceeds by PDMCX of $28.2 million, the effects of which were partially offset by dividends paid to DNP of $26.1 million (related to their 49.99 percent interest in our IC facility in Taiwan), and $10.7 million used to acquire our common stock under a share repurchase program. Favorable effects of foreign currency exchange rates contributed $3.0 million and $9.8 million to the changes in cash balances in Q1 FY19 and Q1 FY18, respectively.
As of January 27, 2019, and October 31, 2018, our total cash and cash equivalents included $195.7 million and $244.5 million, respectively, held by our foreign subsidiaries. The majority of earnings of our foreign subsidiaries are considered to be indefinitely reinvested. Repatriation of these funds to the U.S. may subject them to U.S. state income taxes and local country withholding taxes in certain jurisdictions. Our foreign subsidiaries continue to grow through the reinvestment of earnings in additional manufacturing capacity and capability, particularly in the high-end IC and FPD areas.

As of January 27, 2019, we had capital commitments outstanding of approximately $38 million, nearly all of which related to building and equipping our China facilities (discussed below). We intend to finance our capital expenditures with our working capital, cash generated from operations and, if necessary, additional borrowings. We have entered into a joint venture that is constructing an IC facility in China with an estimated total joint investment of $160 million. Our remaining funding commitment for the joint venture is approximately $32 million which we will fulfill over the next several quarters. We have also commenced construction of an FPD facility in China in which, as of January 27, 2019, we have invested $53 million. We believe that our cash on hand, cash generated from operations and amounts available to borrow will be sufficient to meet our cash requirements for the next twelve months. We regularly review the availability and terms at which we might issue additional equity or debt securities in the public or private markets. However, we cannot assure that additional sources of financing would be available to us on commercially favorable terms, should our capital requirements exceed our existing cash, cash generated by operations, and cash available under our credit facilities.
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
Off-Balance Sheet Arrangements
In January 2018, Photronics, through its wholly-owned Singapore subsidiary, and DNP, through its wholly owned subsidiary “DNP Asia Pacific PTE, Ltd.” entered into a joint venture under which DNP obtained a 49.99% interest in our IC business in Xiamen, China. The joint venture, known as “Photronics DNP Mask Corporation Xiamen” (“PDMCX”), was established to develop and manufacture photomasks for leading edge and advanced generation semiconductors. Under the Joint Venture Operating Agreement of Photronics DNP Mask Corporation Xiamen (“the Agreement”), DNP is afforded, under certain circumstances, the right to put its interest in PDMCX to Photronics. These circumstances include disputes regarding the strategic direction of PDMCX that may arise after the initial two year term of the Agreement that cannot be resolved between the two parties. In addition, both Photronics and DNP have the option to purchase, or put, their interest from, or to, the other party, should their ownership interest fall below 20% for a period of more than six consecutive months. Under all such circumstances, the sales of ownership interests would be at the exiting party’s ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance. Should DNP exercise an option to put their, or purchase our, interest in PDMCX we may, depending on the relationship of the fair and book value of PDMCX’s net assets, incur a loss. As of January 27, 2019, Photronics and DNP each had net investments in PDMCX of $44.9 million.

Index
We lease certain office facilities and equipment under operating leases that may require us to pay taxes, insurance and maintenance expenses related to the properties. Certain of these leases contain renewal or purchase options exercisable at the end of the lease terms.
Business Outlook
A majority of our revenue growth is expected to continue to come from the Asia region, predominantly in China. In response to this expectation, we have entered into a joint venture that completed the construction of an IC research and development and manufacturing facility in Xiamen, China, in late 2018. Production is anticipated to begin at this facility in the second half of 2019. In addition, in August 2017, we entered into an investment agreement to construct an FPD manufacturing facility in Hefei, China. Construction of this facility was completed in late 2018, and production is anticipated to begin in the first half of 2019.
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
Our future results of operations and the other forward-looking statements contained in this filing involve a number of risks and uncertainties. While various risks and uncertainties were discussed in Part1, Item 1A in our Annual Report on Form 10-K for the year ended October 31, 2018, a number of other unforeseen factors could cause actual results to differ materially from our expectations.
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

As of January 27, 2019, a 10% adverse movement in the value of currencies different than the functional currencies of our subsidiaries would have resulted in a net unrealized pre-tax loss of $29.0 million, which represents an increase of $15.8 million from our exposure at October 31, 2018. The increase in foreign currency rate change risk is primarily the result of increased exposures of the Chinese renminbi and South Korean won, against the U.S. dollar. We do not believe that a 10% change in the exchange rates of non-US dollar currencies, other than the aforementioned currencies and the Japanese Yen, would have had a material effect on our January 27, 2019, condensed consolidated financial statements.

Index
Interest Rate Risk
A 10% change in interest rates on our variable rate borrowings would not have had a material effect on our consolidated financial positions, results of operations, or cash flow in the three month period ended January 27, 2019.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the first quarter of fiscal year 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II.	OTHER INFORMATION

Item 1A.	RISK FACTORS

There have been no material changes to risks relating to our business as disclosed in Part 1, Item 1A of our Form 10-K for the year ended October 31, 2018.
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
In October 2018, the Company’s Board of Directors authorized the repurchase of up to $25 million of its common stock, to be executed in open-market transactions or in accordance with a repurchase plan under rule 10b5-1 of the Securities Act of 1933 (as amended). The authorization does not obligate us to repurchase any dollar amount or number of shares of common stock, and the repurchase program may be suspended or discontinued at any time. The repurchase program terminated February 1, 2019.
	Total Number of Shares Purchased (in millions)	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program (in millions)	Dollar Value of Shares That May Yet Be Purchased (in millions)

Period
October 12, 2018 – October 31, 2018	0.3	$9.45	0.3	$21.9
November 1, 2018 – November 25, 2018	0.2	$9.49	0.2	$20.1
November 26, 2018 – December 23, 2018	0.7	$9.38	0.7	$13.4
December 24, 2018 – January 27, 2019	0.2	$9.41	0.2	$11.2	*
Total	1.4		1.4

* The share repurchase program expired on February 1, 2019, with no additional shares being purchased subsequent to January 27, 2019.

Index
Item 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Photronics, Inc.
(Registrant)

By:	/s/ JOHN P. JORDAN
JOHN P. JORDAN
Senior Vice President
Chief Financial Officer
(Principal Accounting Officer/
Principal Financial Officer)

Date: March 8, 2019