Form 10-Q
period 2019-07-28
PHOTRONICS INC
filed 2019-09-05
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2019
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
Yes ☐  No ☒

The registrant had 67,196,843 shares of common stock outstanding as of August 30, 2019.

Index

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Photronics, Inc. (“Photronics”, the “Company”, “we”, “our”, or “us”). These statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be identified by words like “expect,” “anticipate,” “believe,” “plan,” “project,” “could,” “estimate,” “intend,” “may,” “will” and similar expressions, or the negative of such terms, or other comparable terminology. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this quarterly report on Form 10-Q or in other documents filed with the Securities and Exchange Commission in press releases or in the Company’s communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls regarding, among other things, the consummation and benefits of transactions, joint ventures, business combinations, divestitures and acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. Various factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements expressed or implied by forward-looking statements. Factors that might affect forward-looking statements include, but are not limited to, overall economic, business, and political conditions in both domestic as well as international markets; the demand for the Company’s products; competitive factors in the industries and geographic markets in which the Company competes; the timing of orders received from customers; the gain or loss of significant customers; competition from other manufacturers; changes in accounting standards; federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); changes in the jurisdictional mix of our earnings and changes in tax laws and rates; interest rate and other capital market conditions, including changes in the market price of the Company’s securities; foreign currency exchange rate fluctuations; changes in technology; technology or intellectual property infringement, including cybersecurity breaches, and other innovation risks; unsuccessful or unproductive research and development or capital expenditures; the timing, impact, and other uncertainties related to transactions and acquisitions, divestitures, business combinations, and joint ventures as well as decisions the Company may make in the future regarding the Company’s business, capital and organizational structures and other matters; the seasonal and cyclical nature of the semiconductor and flat panel display industries; management changes; changes in laws and government regulation impacting our operations or our products, including laws relating to export controls and import laws, rules and tariffs; the occurrence of regulatory proceedings, claims or litigation; damage or destruction to the Company’s facilities, or the facilities of its customers or suppliers, by natural disasters, labor strikes, political unrest, or terrorist activity; construction of new facilities and assembly of new equipment; dilutive issuances of the Company’s stock; the ability of the Company to (i) place new equipment in service on a timely basis; (ii) obtain additional financing; (iii) achieve anticipated synergies and cost savings; (iv) fully utilize its tools; (v) achieve desired yields, pricing, product mix, and market acceptance of its products and (vi) obtain necessary import and export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements, except as otherwise required by securities and other applicable laws.

Index

PHOTRONICS, INC.

Index

PART I.          FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	July 28, 2019	October 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$197,243	$329,277
Accounts receivable, net of allowance of $1,382 in 2019 and $1,526 in 2018	134,369	120,515
Inventories	39,982	29,180
Prepaid expenses	10,439	6,901
Other current assets	38,434	16,858

Total current assets	420,467	502,731

Property, plant and equipment, net	636,743	571,781
Intangible assets, net	9,013	12,368
Deferred income taxes	17,498	18,109
Other assets	30,474	5,020

Total assets	$1,114,195	$1,110,009

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$3,900	$-
Current portion of long-term debt	2,200	57,453
Accounts payable	87,938	89,149
Accrued liabilities	65,236	44,474

Total current liabilities	159,274	191,076

Long-term debt	43,015	-
Deferred income taxes	518	643
Other liabilities	11,050	13,721

Total liabilities	213,857	205,440

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 70,044 shares issued and 66,349 outstanding at July 28, 2019 and 69,700 shares issued and 67,142 outstanding at October 31, 2018	700	697
Additional paid-in capital	559,437	555,606
Retained earnings	251,491	231,445
Treasury stock, 3,695 shares at July 28, 2019 and 2,558 shares at October 31, 2018	(33,807)	(23,111)
Accumulated other comprehensive loss	(14,427)	(4,966)

Total Photronics, Inc. shareholders’ equity	763,394	759,671
Noncontrolling interests	136,944	144,898

Total equity	900,338	904,569

Total liabilities and equity	$1,114,195	$1,110,009

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018

Revenue	$138,112	$136,391	$394,404	$390,616

Cost of goods sold	107,542	100,794	311,721	294,538

Gross profit	30,570	35,597	82,683	96,078

Operating expenses:

Selling, general and administrative	13,124	12,504	40,186	37,891

Research and development	4,046	2,653	11,852	10,574

Total operating expenses	17,170	15,157	52,038	48,465

Operating income	13,400	20,440	30,645	47,613

Other income (expense):
Interest income and other income (expense), net	29	1,968	5,955	2,319
Interest expense	(377)	(557)	(1,263)	(1,682)

Income before income taxes	13,052	21,851	35,337	48,250

Income tax provision	3,218	2,054	7,883	3,783

Net income	9,834	19,797	27,454	44,467

Net income attributable to noncontrolling interests	3,487	6,792	7,361	14,899

Net income attributable to Photronics, Inc. shareholders	$6,347	$13,005	$20,093	$29,568

Earnings per share:

Basic	$0.10	$0.19	$0.30	$0.43

Diluted	$0.10	$0.18	$0.30	$0.41

Weighted-average number of common shares outstanding:

Basic	66,313	69,374	66,386	69,141

Diluted	66,570	75,258	69,919	75,121

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018

Net income	$9,834	$19,797	$27,454	$44,467

Other comprehensive (loss) income, net of tax of $0:

Foreign currency translation adjustments	(8,882)	(24,572)	(9,364)	(5,583)

Amortization of cash flow hedge	-	-	-	48
Other	28	65	72	86

Net other comprehensive loss	(8,854)	(24,507)	(9,292)	(5,449)

Comprehensive income (loss)	980	(4,710)	18,162	39,018

Less: comprehensive income attributable to noncontrolling interests	2,232	2,019	7,530	12,319

Comprehensive (loss) income attributable to Photronics, Inc. shareholders	$(1,252)	$(6,729)	$10,632	$26,699

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Three Months Ended July 28, 2019
	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non- controlling	Total

	Shares	Amount	Capital	Earnings	Stock	Loss	Interests	Equity

Balance at April 29, 2019	69,984	$700	$558,359	$245,144	$(33,807)	$(6,828)	$134,760	$898,328

Net income	-	-	-	6,347	-	-	3,487	9,834
Other comprehensive loss	-	-	-	-	-	(7,599)	(1,255)	(8,854)
Sale of common stock through employee stock option and purchase plans	38	-	169	-	-	-	-	169
Restricted stock awards vesting and expense	22	-	636	-	-	-	-	636
Share-based compensation expense	-	-	273	-	-	-	-	273
Repurchase of common stock of subsidiary	-	-	-	-	-	-	(48)	(48)

Balance at July 28, 2019	70,044	$700	$559,437	$251,491	$(33,807)	$(14,427)	$136,944	$900,338

			Three Months Ended July 29, 2018
			Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non- controlling	Total

	Shares	Amount	Capital	Earnings	Stock	Income	Interests	Equity

Balance at April 30, 2018	69,443	$694	$552,977	$205,953	$-	$23,756	$134,686	$918,066

Net income	-	-	-	13,005	-	-	6,792	19,797
Other comprehensive loss	-	-	-	-	-	(19,734)	(4,773)	(24,507)
Sale of common stock through employee stock option and purchase plans	39	1	162	-	-	-	-	163
Restricted stock awards vesting and expense	23	-	449	-	-	-	-	449
Share-based compensation expense	-	-	334	-	-	-	-	334
Contribution from noncontrolling interest	-	-	-	-	-	-	5,998	5,998
Purchase of treasury stock	-	-	-	-	(6,787)	-	-	(6,787)

Balance at July 29, 2018	69,505	$695	$553,922	$218,958	$(6,787)	$4,022	$142,703	$913,513

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC.
Condensed Consolidated Statements of Equity (continued)
(in thousands)
(unaudited)

	Nine Months Ended July 28, 2019
	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Loss	Interests	Equity

Balance at November 1, 2018	69,700	$697	$555,606	$231,445	$(23,111)	$(4,966)	$144,898	$904,569

Adoption of ASU 2014-09	-	-	-	1,083	-	-	121	1,204
Adoption of ASU 2016-16	-	-	-	(1,130)	-	-	(3)	(1,133)
Net income	-	-	-	20,093	-	-	7,361	27,454
Other comprehensive (loss) income	-	-	-	-	-	(9,461)	169	(9,292)
Sale of common stock through employee stock option and purchase plans	174	2	961	-	-	-	-	963
Restricted stock awards vesting and expense	170	1	1,853	-	-	-	-	1,854
Share-based compensation expense	-	-	1,017	-	-	-	-	1,017
Contribution from noncontrolling interest	-	-	-	-	-	-	29,394	29,394
Dividends to noncontrolling interest	-	-	-	-	-	-	(44,939)	(44,939)
Repurchase of common stock of subsidiary	-	-	-	-	-	-	(57)	(57)
Purchase of treasury stock	-	-	-	-	(10,696)	-	-	(10,696)

Balance at July 28, 2019	70,044	$700	$559,437	$251,491	$(33,807)	$(14,427)	$136,944	$900,338

		Nine Months Ended July 29, 2018
		Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Income	Interests	Equity

Balance at October 30, 2017	68,666	$687	$547,596	$189,390	$-	$6,891	$120,731	$865,295

Net income	-	-	-	29,568	-	-	14,899	44,467
Other comprehensive loss	-	-	-	-	-	(2,869)	(2,580)	(5,449)
Sale of common stock through employee stock option and purchase plans	702	7	3,755	-	-	-	-	3,762
Restricted stock awards vesting and expense	137	1	1,291	-	-	-	-	1,292
Share-based compensation expense	-	-	1,132	-	-	-	-	1,132
Contribution from noncontrolling interest	-	-	148	-	-	-	17,849	17,997
Dividends to noncontrolling interest	-	-	-	-	-	-	(8,196)	(8,196)
Purchase of treasury stock	-	-	-	-	(6,787)	-	-	(6,787)

Balance at July 29, 2018	69,505	$695	$553,922	$218,958	$(6,787)	$4,022	$142,703	$913,513

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	July 28, 2019	July 29, 2018

Cash flows from operating activities:
Net income	$27,454	$44,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,387	64,485
Changes in assets and liabilities:
Accounts receivable	(14,185)	(15,097)
Inventories	(15,083)	(8,386)
Other current assets	(9,406)	(9,330)
Accounts payable, accrued liabilities, and other	(25,663)	10,818

Net cash provided by operating activities	23,504	86,957

Cash flows from investing activities:
Purchases of property, plant and equipment	(160,149)	(64,372)
Government incentives	17,694	-
Other	(24)	313 *

Net cash used in investing activities	(142,479)	(64,059)*

Cash flows from financing activities:
Proceeds from debt	53,227	-
Contribution from noncontrolling interest	29,394	17,997
Repayments of debt	(61,319)	(4,170)
Dividends paid to noncontrolling interest	(26,102)	(8,166)
Purchase of treasury stock	(10,696)	(6,787)
Proceeds from share-based arrangements	1,314	4,028
Other	(92)	(274)

Net cash (used in) provided by financing activities	(14,274)	2,628

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,206	(975)*

Net (decrease) increase in cash, cash equivalents, and restricted cash	(132,043)	24,551 *
Cash, cash equivalents, and restricted cash at beginning of period	331,989 *	310,936 *

Cash, cash equivalents, and restricted cash at end of period	$199,946	$335,487 *

Supplemental disclosure information:

Accrual for property, plant and equipment purchased during the period	$20,015	$6,958
Accrual for property, plant and equipment purchased with funds receivable from government incentives	$11,686	$-
Subsidiary dividend payable	$18,760	$-

* Amount has been modified to reflect the adoption of ASU 2016-18 (see Note 14).

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC.
Notes to Condensed Consolidated Financial Statements
Three Months and Nine Months Ended July 28, 2019 and July 29, 2018
(unaudited)
(in thousands, except share amounts and per share data)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

Photronics, Inc. ("Photronics", "the Company", "we", “our”, or "us") is one of the world's leading manufacturers of photomasks, which are high-precision photographic quartz or glass plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat-panel displays ("FPDs"), and are used as masters to transfer circuit patterns onto semiconductor wafers and FPD substrates during the fabrication of integrated circuits ("ICs" or “semiconductors”) and a variety of FPDs and, to a lesser extent, other types of electrical and optical components. We currently have eleven manufacturing facilities, which are located in Taiwan (3), Korea, the United States (3), Europe (2), and two recently constructed facilities in China. Our FPD Facility in Hefei, China, commenced production in the second quarter of our fiscal 2019; our IC facility in Xiamen, China, commenced production in the third quarter of our fiscal 2019.

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

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost, determined under the first-in, first-out ("FIFO") method, or net realizable value. Presented below are the components of inventory at the balance sheet dates:

	July 28, 2019	October 31, 2018

Raw materials	$38,500	$25,110
Work in process	1,343	3,402
Finished goods	139	668

	$39,982	$29,180

Index
NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	July 28, 2019	October 31, 2018

Land	$11,686	$11,139
Buildings and improvements	173,234	124,771
Machinery and equipment	1,707,210	1,566,163
Leasehold improvements	19,513	19,577
Furniture, fixtures and office equipment	13,508	12,415
Construction in progress	40,052	128,649

	1,965,203	1,862,714
Accumulated depreciation and amortization	(1,328,460)	(1,290,933)

	$636,743	$571,781

Depreciation and amortization expense for property, plant and equipment was $20.7 million and $56.9 million in the three- and nine-month periods ended July 28, 2019, respectively, and $18.9 million and $60.8 million in the three- and nine-month periods ended July 29, 2018, respectively.

In January 2017, we entered into a noncash transaction with a customer which resulted in the acquisition of equipment with fair values of approximately $6.7 million during the nine-month period ended July 29, 2018.

NOTE 4 - PDMCX JOINT VENTURE

In January 2018, Photronics, through its wholly owned Singapore subsidiary (hereinafter, within this Note “we”, or “Photronics”), and Dai Nippon Printing Co., Ltd., through its wholly owned subsidiary “DNP Asia Pacific PTE, Ltd.” (hereinafter, within this Note, “DNP”) entered into a joint venture under which DNP obtained a 49.99% interest in our recently established IC business in Xiamen, China, which commenced production in the third quarter of 2019. The joint venture, known as “Xiamen American Japan Photronics Mask Co., Ltd.” (hereinafter, “PDMCX”), was established to develop and manufacture photomasks for leading edge and advanced generation semiconductors. We entered into this joint venture to enable us to compete more effectively for the merchant photomask business in China, and to benefit from the additional resources and investment that DNP provides to enable us to offer advanced-process technology to our customers. No gain or loss was recorded upon the formation of this joint venture.

The total investment per the PDMCX operating agreement (“the Agreement”) is $160 million. As of July 28, 2019, Photronics and DNP had each contributed cash of approximately $48 million, and PDMCX obtained local financing of $35 million. The remaining $29 million investment will be funded, over the next several quarters, with  additional local financing of $15 million and approximately $14 million of cash contributions from Photronics and DNP.

Under the Agreement, DNP is afforded, under certain circumstances, the right to put its interest in PDMCX to Photronics. These circumstances include disputes regarding the strategic direction of PDMCX that may arise after the initial two-year term of the Agreement and cannot be resolved between the two parties. In addition, both Photronics and DNP have the option to purchase, or put, their interest from, or to, the other party, should their ownership interest fall below twenty percent for a period of more than six consecutive months. Under all such circumstances, the sales of ownership interests would be at the exiting party’s ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance.

We recorded net losses from the operations of PDMCX of approximately $1.3 million, and $3.2 million during the three and nine-month periods ended July 28, 2019, respectively, and $0.2 million and $0.9 million in the three and nine-month periods ended July 29, 2018, respectively. General creditors of PDMCX do not have recourse to the assets of Photronics, Inc., and our maximum exposure to loss from PDMCX at July 28, 2019, was $42.5 million.

Index
As required by the guidance in Topic 810 - “Consolidation” of the Accounting Standards Codification, we evaluated our involvement in PDMCX for the purpose of determining whether we should consolidate its results in our financial statements. The initial step of our evaluation was to determine whether PDMCX was a variable interest entity (“VIE”). Due to its lack of sufficient equity at risk to finance its activities without additional subordinated financial support, we determined that it was a VIE. Having made this determination, we then assessed whether we were the primary beneficiary of the VIE, and concluded that we were the primary beneficiary during the current and prior year reporting periods; thus, as required, the PDMCX financial results have been consolidated with Photronics, Inc. Our conclusion was based on the facts that we held a controlling financial interest in PDMCX (which resulted from our having the power to direct the activities that most significantly impacted its economic performance), had the obligation to absorb losses, and the right to receive benefits that could potentially be significant to PDMCX. Our conclusions that we had the power to direct the activities that most significantly affected the economic performance of PDMCX during the current and prior year reporting periods were based on our right to appoint the majority of its board of directors, which has, among others, the powers to manage the business (through its rights to appoint and evaluate PDMCX management), incur indebtedness, enter into agreements and commitments, and acquire and dispose of PDMCX’s assets. In addition, as a result of the 50.01% variable interest we held during the current and prior-year periods, we had the obligation to absorb losses, and the right to receive benefits, that could potentially be significant to PDMCX.

The carrying amounts of PDMCX assets and liabilities included in our condensed consolidated balance sheets are presented in the following table, together with our exposure to loss related to these assets and liabilities.

	July 28, 2019		October 31, 2018
Classification	Carrying Amount	Photronics Interest	Carrying Amount	Photronics Interest

Current assets	$20,751	$10,378	$9,625	$4,813
Non-current assets	123,015	61,520	43,415	21,708

Total assets	143,766	71,898	53,040	26,521

Current liabilities	15,792	7,898	21,205	10,603
Non-current liabilities	43,015	21,512	20	10

Total liabilities	58,807	29,410	21,225	10,613

Net assets	$84,959	$42,488	$31,815	$15,908

NOTE 5 – DEBT

Debt consists of the following:

	July 28, 2019	October 31, 2018

Project Loans	$35,419	$-
Working Capital Loans	13,696	-
3.25% convertible senior notes matured April 2019	-	57,453

	49,115	57,453
Current portion	(6,100)	(57,453)

	$43,015	$-

In November 2018, PDMCX was approved for credit of $50 million, subject to certain limitations related to PDMCX registered capital at the time of the initial approval, pursuant to which PDMCX has and will enter into separate loan agreements (“the Project Loans”) for intermittent borrowings. The Project Loans, which are denominated in Chinese renminbi (RMB), are being used to finance certain capital expenditures in China. PDMCX granted liens on its land, building, and certain equipment as collateral for the Project Loans. As of July 28, 2019, PDMCX had borrowed 243.4 million RMB ($35.4 million) against this approval, which includes $9.6 million borrowed during the three-month period ended July 28, 2019. Payments on these borrowings are due semi-annually through December 2025; the initial payment is scheduled for June 2020. The table below presents, in U.S. dollars, the timing of future payments against the borrowings.

Index
	Fiscal Year
	2020 (all within one year of July 28, 2019)	2021	2022	2023	2024	2025	2026

Principal payments	$1,310	$6,548	$5,838	$3,533	$6,766	$6,476	$4,948

The interest rates on the Project Loans are based on the benchmark lending rate of the People’s Bank of China (4.9% at July 28, 2019). Interest incurred on the loans will be reimbursed through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provide for such reimbursements up to a prescribed limit.

 In November 2018, PDMCX received approval for unsecured credit of $25.0 million, pursuant to which PDMCX may enter into separate loan agreements. Under this credit agreement (the “Working Capital Loan”), PDMCX can borrow up to 140.0 million RMB, or approximately $20.4 million, to pay value-added taxes (“VAT”) and up to 60.0 million RMB ($8.7 million) to fund operations; combined total borrowings are limited to $25.0 million. Through July 28, 2019, PDMCX borrowed 68.0 million RMB ($9.9 million) to pay VAT. Payments on these borrowings are due semiannually, at an increasing rate, through January 2022; PDMCX made installment payments totaling $0.1 million during the three-month period ended July 28, 2019. The table below presents, in U.S. dollars, the timing of future payments against these borrowings.

	Fiscal Year 2020 (all within one year of July 28, 2019)	Fiscal Year 2021	Fiscal Year 2022

Principal payments	$890	$1,979	$6,927

In addition, during the quarter ended July 28, 2019, PDMCX borrowed 11.4 million RMB ($3.9 million) against this approval to fund operations, with repayments due one year from the borrowing dates.

The interest rates on borrowings to fund operations is approximately 4.6% and interest rates on borrowings to pay VAT are approximately 5.0%; both rates are based on the RMB Loan Prime Rate of the National Interbank Funding Center, plus a spread of 67.75 basis points. Interest incurred on the loans will be reimbursed through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provide for such reimbursements up to a prescribed limit.

In January 2015, we privately exchanged $57.5 million in aggregate principal amount of our 3.25% convertible senior notes with a maturity date of April 1, 2016, for new 3.25% convertible senior notes with an aggregate principal amount of $57.5 million with a maturity date of April 1, 2019. The conversion rate of the new notes was the same as that of the exchanged notes, which were issued in March 2011 with a conversion rate of approximately 96 shares of common stock per $1,000 note principal, equivalent to a conversion price of $10.37 per share of common stock. In April 2019, the entire $57.5 million principal amount was repaid upon maturity.

In September 2018, we entered into a five-year amended and restated credit agreement (“the credit agreement”), which has a $50 million borrowing limit, with an expansion capacity to $100 million. The credit agreement is secured by substantially all of our assets located in the United States and common stock we own in certain foreign subsidiaries. The credit agreement includes minimum interest coverage ratio, total leverage ratio, and minimum unrestricted cash balance covenants (all of which we were in compliance with at July 28, 2019), and limits the amount of dividends, distributions, and redemptions we can pay on our stock to an aggregate amount of $100 million. We had no outstanding borrowings against the credit agreement at July 28, 2019, and $50 million was available for borrowing. The interest rate on the credit agreement (2.5% at July 28, 2019) is based on our total leverage ratio at LIBOR plus a spread, as defined in the credit agreement.

Effective July 25, 2019, the Company entered into a Master Lease Agreement (“MLA”) which enables us to request advance payments or other funds for equipment or enter into an equipment lease in the U.S. In connection with this MLA, we were approved for financing of $35 million for the purchase of equipment; as of July 28, 2019, we had no outstanding borrowings against this MLA. In the fourth quarter of fiscal 2019, the financing entity, upon our request, made an advance payment of $3.4 million to an equipment vendor on our behalf. Interest on this borrowing is payable monthly at thirty-day LIBOR plus 1%, and will continue to accrue until the borrowing is repaid or, as allowed under the MLA, we enter into a lease for the equipment. All borrowings under the MLA are secured by the equipment purchased or financed.

Index
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

Under Topic 606, we recognize revenue when, or as, control of a good or service transfers to a customer, in an amount that reflects the consideration to which we expect to be entitled in exchange for transferring those goods or services, whereas, prior to our adoption of Topic 606, we recognized revenue when we shipped to customers or, under some arrangements, when the customers received the goods. The following tables present the impacts of our adoption of Topic 606 on our July 28, 2019, condensed consolidated balance sheet, and condensed consolidated statements of income for the three and nine months ended July 28, 2019, and cash flows for the nine-months ended July 28, 2019.

Condensed Consolidated Balance Sheet
July 28, 2019

	As Reported	Adjustments	Balance without Adoption of Topic 606
Assets
Accounts receivable	$134,369	$(363)	$134,006
Inventory	39,982	4,744	44,726
Other current assets	38,434	(6,209)	32,225
Deferred income taxes	17,498	103	17,601

Liabilities
Accrued liabilities	$65,236	$743	$65,979
Deferred income taxes	518	(326)	192

Equity
Photronics, Inc. shareholders’ equity	$763,394	$(1,728)	$761,666
Noncontrolling interests	136,944	(414)	136,530

Condensed Consolidated Statement of Income
Three Months Ended July 28, 2019

	As Reported	Adjustments	Balance without Adoption of Topic 606

Revenue	$138,112	$340	$138,452
Cost of goods sold	107,542	87	107,629
Gross profit	30,570	253	30,823
Provision for taxes	3,218	(15)	3,203

Net income	9,834	238	10,072
Noncontrolling interests	3,487	53	3,540
Income attributable to Photronics, Inc. shareholders	$6,347	$185	$6,532

Index
Condensed Consolidated Statement of Income
Nine Months Ended July 28, 2019

	As Reported	Adjustments	Balance without Adoption of Topic 606

Revenue	$394,404	$(2,180)	$392,224
Cost of goods sold	311,721	(987)	310,734
Gross profit	82,683	(1,193)	81,490
Provision for taxes	7,883	(149)	7,734

Net income	27,454	(1,044)	26,410
Noncontrolling interests	7,361	(300)	7,061
Income attributable to Photronics, Inc. shareholders	$20,093	$(744)	$19,349

Condensed Consolidated Statement of Cash Flows
Nine Months Ended July 28, 2019

	As Reported	Adjustments	Balance without Adoption of Topic 606

Net Income	$27,454	$(1,044)	$26,410
Changes in operating accounts:
Accounts receivable	$(14,185)	$(223)	$(14,408)
Inventories	(15,083)	(1,268)	(16,351)
Other current assets	(9,406)	1,926	(7,480)
Accounts payable, accrued liabilities, and other	(25,663)	609	(25,054)

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

Index
Contract Assets, Contract Liabilities and Accounts Receivable

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. Contract assets reflect our transfer of control to customers of photomasks that are in process or completed but not yet shipped. A receivable is recognized when we have an unconditional right to payment for our performance, which generally occurs when we ship the photomasks. Our contract assets primarily consist of a significant amount of our work-in-process inventory and fully manufactured photomasks which have not yet shipped, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the in-process orders are cancelled by customers. On an individual contract basis, we net contract assets with contract liabilities (deferred revenue) for financial reporting purposes. Our contract assets and liabilities are typically classified as current, as our production cycle and our lead times are both under one year. Contract assets of $6.2 million are included in “Other” current assets, and contract liabilities of $10.2 million are included in “Other” current liabilities in our July 28, 2019 condensed consolidated balance sheet. At November 1, 2018, our date of adoption of Topic 606, we had contract assets of $4.6 million and contract liabilities of $7.8 million. We did not impair any contract assets during the nine-month period ended July 28, 2019, and, during the respective three and nine-month periods ended July 28, 2019, we recognized $0.8 million and $1.1 million of revenue from the settlement of contract liabilities that existed at the beginning of those periods.

We generally record our accounts receivable at their billed amounts. All outstanding past due customer invoices are reviewed during, and at the end of, every period for collectibility. To the extent we believe a loss on the collection of a customer invoice is probable, we record the loss and credit the allowance for doubtful accounts. In the event that an amount is determined to be uncollectible, we charge the allowance for doubtful accounts and derecognize the related receivable. Credit losses incurred on our accounts receivable during the nine-month period ended July 28, 2019 were immaterial.

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

Disaggregation of Revenue

The following tables present our revenue for the three and nine-month periods ended July 28, 2019, disaggregated by product type, geographic location, and timing of recognition.

Revenue by Product Type	Three Months Ended July 28, 2019	Nine Months Ended July 28, 2019
IC
High-end	$38,460	$111,455
Mainstream	61,725	182,197
Total IC	$100,185	$293,652

FPD
High-end	$25,939	$70,361
Mainstream	11,988	30,391
Total FPD	$37,927	$100,752
	$138,112	$394,404
Revenue by Geographic Location
Taiwan	$61,273	$175,482
Korea	37,120	110,395
United States	25,364	74,579
Europe	7,937	24,725
China	5,963	7,693
Other	455	1,530
	$138,112	$394,404
Revenue by Timing of Recognition
Over time	$122,938	$362,078
At a point in time	15,174	32,326
	$138,112	$394,404

Index
Contract Costs

We pay commissions to third party sales agents for certain sales that they obtain for us. However, the bases of the commissions are the transaction prices of the sales, which are completed in less than one year; thus, no relationship is established with a customer that will result in future business. Therefore, we would not recognize any portion of these sales commissions as costs of obtaining a contract, nor do we currently foresee other circumstances under which we would recognize such assets.

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

Product Warranty

Our photomasks are sold under warranties that generally range from 1 to 24 months. We warrant that our photomasks conform to customer specifications, and will typically repair, replace, or issue a refund, at our option, any photomasks that fail to do so. The warranties do not represent separate performance obligations in our revenue contracts. Historically, customer claims under warranty have been immaterial.

NOTE 7 - SHARE-BASED COMPENSATION

In March 2016, shareholders approved a new equity incentive compensation plan (the “Plan”), under which incentive stock options, non-qualified stock options, stock grants, stock-based awards, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and other stock or cash awards may be granted. Shares to be issued under the Plan may be authorized and unissued shares, issued shares we have  reacquired  (in the open-market or in private transactions), shares  held in the treasury, or a combination thereof. The maximum number of shares of common stock approved that may be issued under the Plan is four million shares. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of Photronics or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. Total share-based compensation costs for the three and nine-month periods ended July 28, 2019, were $0.9 million and $2.9 million, respectively, and $0.8 million and $2.4 million for the three and nine-month periods ended July 29, 2018, respectively. The Company received cash from option exercises of $0.2 million and $1.0 million for the three and nine-month periods ended July 28, 2019, respectively, and $0.2 million and $3.8 million for the three and nine-month periods ended July 29, 2018, respectively. No share-based compensation cost was capitalized as part of an asset and no related income tax benefits were recorded during the periods presented.

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

There were no share options granted during the three-month period ended July 28, 2019, and there were 12,000 options granted during the three-month period ended July 29, 2018, with a weighted-average grant-date fair value of $2.84 per share. There were 132,000 share options granted during the nine-month period ended July 28, 2019, with a weighted-average grant-date fair value of $3.31 per share, and 264,000 share options granted during the nine-month period ended July 29, 2018, with a weighted-average grant-date fair value of $2.74 per share. As of July 28, 2019, the total unrecognized compensation cost related to unvested option awards was approximately $1.0 million. That cost is expected to be recognized over a weighted-average amortization period of 2.3 years.

Index

The weighted-average inputs and risk-free rate of return ranges used to calculate the grant-date fair value of options issued during the three and nine-month periods ended July 28, 2019 and July 29, 2018, are presented in the following table.
	Three Months Ended		Nine Months Ended

	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018

Volatility	N/A	32.3%	33.1%	31.7%

Risk free rate of return	N/A	2.8%	2.5%-2.9%	2.2%-2.8%

Dividend yield	N/A	0.0%	0.0%	0.0%

Expected term	N/A	5.1 years	5.1 years	5.0 years

Information on outstanding and exercisable option awards as of July 28, 2019, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at July 28, 2019	2,366,868	$8.95	5.6 years	$3,288

Exercisable at July 28, 2019	1,785,201	$8.57	4.7 years	$3,060

Restricted Stock

We periodically grant restricted stock awards, the restrictions on which typically lapse over a service period of one to four years. The fair value of an award is determined on the date of grant, based on the closing price of our common stock. There were 435,000 restricted stock awards granted during the nine-month period ended July 28, 2019, with a weighted-average grant-date fair value of $9.80 per share. There were no restricted stock awards granted during the three-month periods ended July 28,2019 and July 29, 2018; there were 290,000 restricted stock awards granted during the nine-month period ended July 29, 2018, with a weighted-average grant-date fair value of $8.62 per share. As of July 28, 2019, the total compensation cost not yet recognized related to unvested restricted stock awards was approximately $5.0 million. That cost is expected to be recognized over a weighted-average amortization period of 2.7 years. As of July 28, 2019, there were 676,863 shares of restricted stock outstanding.

NOTE 8 - INCOME TAXES

We calculate our provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period.

The effective tax rate of 24.7% in the three-month period ended July 28, 2019, differs from the U.S. statutory rate of 21.0%, primarily due to the elimination of tax benefits in jurisdictions, including the U.S., in which it is not more likely than not that the benefit will be realized; the effects of these eliminations were partially offset by the benefits of tax holidays and investment credits in certain foreign jurisdictions.

Index

The effective tax rate of 22.3% in the nine-month period ended July 28, 2019, differs from the U.S. statutory rate of 21.0%, primarily due to the elimination of tax benefits in jurisdictions, including the U.S., in which it is not more likely than not that the benefit will be realized; the effects of these eliminations were partially offset by the benefits of the settlement of a tax audit, as well as a tax holiday and investment credits in certain foreign jurisdictions.

Unrecognized tax benefits related to uncertain tax positions were $1.2 million at July 28, 2019, and $1.9 million at October 31, 2018, all of which, if recognized, would favorably impact the Company’s effective tax rate. Accrued interest and penalties related to unrecognized tax benefits was $0.1 million at July 28, 2019 and October 31, 2018. The year-to-date reduction in the amount primarily resulted from the settlement of a tax audit in Taiwan in the first quarter of 2019. Although the timing of the expirations of statutes of limitations may be uncertain, as they can be dependent upon the settlement of tax audits, the Company believes that it is reasonably possible that an immaterial amount of its uncertain tax positions (including accrued interest and penalties, net of tax benefits) may be resolved over the next twelve months. The resolution of these uncertain tax positions may result from either or both the lapses of statutes of limitations and tax settlements.

We were granted a five-year tax holiday in Taiwan which expires at the end of calendar year 2019. This tax holiday reduced foreign taxes by $0.4 million, and $1.5 million in the three and nine-month periods ended July 28, 2019, and $1.1 and $1.8 million in the respective prior-year periods. The per-share impact of the tax holiday was a deminimus amount for the three-month period ended July 28, 2019, and one cent per share for the nine-month periods ended July 28, 2019 and July 29, 2018, and the three-month period ended July 29, 2018.

The effective tax rates of 9.4% and 7.8% in the three and nine-month periods ended July 29, 2018, differ from the post U.S. Tax Reform blended statutory rate of 23.4%, primarily due to benefits from U.S. and Taiwan Tax Reform (as discussed below), earnings being taxed at lower statutory rates in foreign jurisdictions, the benefits of various investment credits in a foreign jurisdiction, a tax holiday in Taiwan, and changes in unrecognized tax benefits related to an audit settlement and an assessment statute expiration.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Act”), was signed into law, enacting significant changes to the United States Internal Revenue Code of 1986, as amended. Based on the enactment date, we accounted for the Act in our interim period ended January 28, 2018. In December 2017, the Securities and Exchange Commission released Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations in which the accounting under Accounting Standards Codification Topic 740 – “Income Taxes” is incomplete for certain income tax effects of the Act. We adopted SAB 118 in our first quarter of fiscal year 2018, and finalized its effects in our fourth quarter of fiscal 2018. In the period ended January 28, 2018, we recognized the following effects in our provision for income taxes:

•
The Act repealed the corporate alternative minimum tax (“AMT”) for tax years beginning after December 31, 2017, and provided that existing AMT credit carryforwards are fully refundable. We recognized a $3.9 million benefit on AMT credit carryforwards that we previously determined were not more likely than not going to be realized and reversed the previously recorded valuation allowance.

•
As of January 1, 2018, the Act reduced the corporate income tax rate from a maximum 35% to a flat 21%, requiring us to revalue our deferred tax assets and liabilities utilizing the rate applicable to the period when a temporary difference will reverse. Our net deferred tax asset is fully offset by a valuation allowance, and the revaluation of the deferred tax assets and liabilities resulted in a net-zero impact for the period.

•
The Act imposed a transition tax for a one-time deemed repatriation of the accumulated earnings of foreign subsidiaries. The entire amount of transition tax was fully offset by tax credits (including carryforwards) that resulted in a provisional net-zero impact on the period.

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

Index
NOTE 9 - EARNINGS PER SHARE

The calculations of basic and diluted earnings per share is presented below.

	Three Months Ended		Nine Months Ended

	July 28, 2019	July 29, 2018	July 28, 2019	July 29 2018

Net income attributable to Photronics, Inc. shareholders	$6,347	$13,005	$20,093	$29,568

Effect of dilutive securities:
Interest expense on convertible notes, net of tax	-	496	845	1,488

Earnings used for diluted earnings per share	$6,347	$13,501	$20,938	$31,056

Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	66,313	69,374	66,386	69,141
Effect of dilutive securities:
Convertible notes	-	5,542	3,147	5,542
Share-based payment awards	257	342	386	438

Potentially dilutive common shares	257	5,884	3,533	5,980

Weighted-average common shares used for diluted earnings per share	66,570	75,258	69,919	75,121

Basic earnings per share	$0.10	$0.19	$0.30	$0.43
Diluted earnings per share	$0.10	$0.18	$0.30	$0.41

The table below shows the outstanding weighted-average share-based payment awards that were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be anti-dilutive.

	Three Months Ended		Nine Months Ended
	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018

Potentially dilutive shares excluded	1,979	1,873	1,415	1,826

Index
NOTE 10 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following tables set forth the changes in our accumulated other comprehensive income by component (net of tax of $0) for the three and nine-month periods ended July 28, 2019 and July 29, 2018.

	Three Months Ended July 28, 2019

	Foreign Currency Translation Adjustments	Other	Total

Balance at April 29, 2019	$(6,212)	$(616)	$(6,828)
Other comprehensive (loss) income	(8,882)	28	(8,854)
Less: other comprehensive (loss) income attributable to noncontrolling interests	(1,269)	14	(1,255)

Balance at July 28, 2019	$(13,825)	$(602)	$(14,427)

	Three Months Ended July 29, 2018
	Foreign Currency Translation Adjustments	Other	Total

Balance at April 30, 2018	$24,433	$(677)	$23,756
Other comprehensive (loss) income	(24,572)	65	(24,507)
Less: other comprehensive (loss) income attributable to noncontrolling interests	(4,806)	33	(4,773)

Balance at July 29, 2018	$4,667	$(645)	$4,022

	Nine Months Ended July 28, 2019

	Foreign Currency Translation Adjustments	Other	Total

Balance at November 1, 2018	$(4,328)	$(638)	$(4,966)
Other comprehensive (loss) income	(9,364)	72	(9,292)
Less: other comprehensive income attributable to noncontrolling interests	133	36	169

Balance at July 28, 2019	$(13,825)	$(602)	$(14,427)

Index
	Nine Months Ended July 29, 2018

	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total

Balance at October 30, 2017	$7,627	$(48)	$(688)	$6,891
Other comprehensive (loss) income before Reclassifications	(5,583)	-	86	(5,497)
Amounts reclassified from accumulated other comprehensive income	-	48	-	48

Net current period other comprehensive (loss) income	(5,583)	48	86	(5,449)
Less: other comprehensive (loss) income attributable to noncontrolling interests	(2,623)	-	43	(2,580)

Balance at July 29, 2018	$4,667	$-	$(645)	$4,022

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

The fair values of our cash and cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying values due to their short-term maturities. The fair values of our variable rate debt instruments is a Level 2 measurement and approximates their carrying values due to the variable nature of the underlying interest rates. The fair values of our convertible senior notes is a Level 2 measurement, as it was determined using inputs that were either observable market data, or could be derived from, or corroborated with, observable market data. These inputs included our stock price and interest rates offered on debt issued by entities with credit ratings similar to ours. We did not have any assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at July 28, 2019 or October 31, 2018.

Fair Value of Financial Instruments Not Measured at Fair Value

The fair value of our convertible senior notes was a Level 2 measurement, as it was determined using inputs that were either observable market data or could be derived from, or corroborated with, observable market data. These inputs included our stock price and interest rates offered on debt issued by entities with credit ratings similar to ours. The table below presents the fair and carrying values of our convertible senior notes at October 31, 2018.

	October 31, 2018

	Fair Value	Carrying Value

3.25% convertible senior notes matured April 2019	$62,094	$57,453

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

	Nine Months Ended July 28, 2019	From Inception Date of October 22, 2018

Number of shares repurchased	1,137	1,467

Cost of shares repurchased	$10,694	$13,807

Average price paid per share	$9.40	$9.41

In August 2019, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, to be executed in accordance with a repurchase plan under rule 10b5-1 of the Securities Act of 1933 (as amended). The authorization does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and the repurchase program may be suspended or discontinued at any time.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

As of  July 28, 2019, the Company had commitments outstanding for capital expenditures of approximately $100 million, nearly all of which related to building and equipping our China facilities.

We are subject to various claims that arise in the ordinary course of business. We believe that such claims, individually or in the aggregate, will not have a material effect on the consolidated financial statements.

NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Updates to be Implemented

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 “Measurement of Credit Losses”, the main objective of which is to provide more useful information about expected credit losses on financial instruments and other commitments of an entity to extend credit. In support of this objective, the ASU replaces the incurred loss model, found in current GAAP, with an expected credit loss model; the new model requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU requires a cumulative-effect adjustment as of the beginning of the first reporting period in which the guidance is adopted. ASU 2016-13 is effective for Photronics, Inc. in its first quarter of fiscal year 2021, with early adoption permitted. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”, which requires lessees to recognize right-of-use assets and corresponding liabilities for all leases with an initial term in excess of twelve months. ASU 2016-02 was to be adopted using a modified retrospective approach, that requires leases to be measured and recognized under the new guidance at the beginning of the earliest period presented. In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842) – Targeted Improvements” (“ASU 2018-11”), which provided entities with an additional (and optional) transition method to adopt the new leases standard. Under this optional transition method, an entity initially applies the new leases standard at its adoption date and recognizes the effects of adoption through cumulative-effect adjustments to its beginning balance sheet. We will utilize this optional method when we transition to the new leases guidance and, as a result, expect to recognize significant amounts of right-of-use assets and lease liabilities in our fiscal year 2020 beginning balance sheet. ASU 2016-02 included a number of practical expedients, which we are currently in the process of evaluating, that entities can elect to use as they transition to the new guidance. To date, an implementation team has been established to evaluate our lease portfolio, system process and policy change requirements. The Company has made progress in drafting new lease accounting policies, and is gathering the necessary data elements for the lease population.

Index
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

In October 2016, the FASB issued ASU 2016-16 “Intra-Entity Transfers of Assets Other Than Inventory”, which eliminates the exception of recognizing, at the time of transfer, current and deferred income taxes for intra-entity asset transfers other than inventory. ASU 2016-16 was effective for us in our first quarter of fiscal year 2019 and applied on a modified retrospective transition basis. Please see Note 8 for a discussion of the effects of adopting this guidance.

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

We adopted the new revenue and related guidance on November 1, 2018, using the modified retrospective approach, under which we increased our accounts receivable by $0.6 million, recognized contract assets of $4.6 million, reduced our inventories balance by $3.7 million, and recorded an accrual for income taxes of $0.3 million. The recognition of, and adjustments to, these items were reflected in increases to our retained earnings and noncontrolling interest balances of $1.1 million and $0.1 million, respectively. The most significant impact of the new guidance on our financial statements is its requirement for us to recognize revenue as we manufacture products for which, in the event that the customer cancels the contract, we are entitled to reasonable compensation for work we have completed prior to cancellation. Prior to our adoption of Topic 606, we recognized revenue when we shipped to customers or, under some arrangements, when the customers received the goods. The impact of the adoption of this guidance on our July 28, 2019, financial statements is presented in Note 6.

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

Overview

Management's discussion and analysis ("MD&A") of the Company's financial condition, results of operations and outlook should be read in conjunction with its condensed consolidated financial statements and related notes. Various segments of this MD&A contain forward-looking statements, all of which are presented based on current expectations, which may be adversely affected by uncertainties and risk factors (presented throughout this filing and in the Company's Annual Report on Form 10-K for the fiscal 2018 year), that may cause actual results to materially differ from these expectations.

We sell substantially all of our photomasks to semiconductor and FPD designers and manufacturers. Photomask technology is also being applied to the fabrication of other higher-performance electronic products such as photonics, microelectronic mechanical systems and certain nanotechnology applications. Our selling cycle is tightly interwoven with the development and release of new semiconductor and FPD designs and applications, particularly as they relate to the microelectronic industry's migration to more advanced product innovation, design methodologies and fabrication processes. We believe that the demand for photomasks primarily depends on design activity rather than sales volumes from products manufactured using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. However, the reduced use of customized ICs, reductions in design complexity, other changes in the technology or methods of manufacturing or designing semiconductors, or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks ‒ even if the demand for semiconductors and FPDs increases. Advances in semiconductor, FPD, and photomask design and semiconductor and FPD production methods that shift the burden of achieving device performance away from lithography could also reduce the demand for photomasks. Historically, the microelectronic industry has been volatile, experiencing periodic downturns and slowdowns in design activity. These downturns have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices, with a concomitant effect on revenue and profitability.

We are typically required to fulfill customer orders within a short period of time after receipt of an order, sometimes within twenty-four hours. This results in a minimal level of backlog orders, typically one to two weeks of backlog for IC photomasks and two to three weeks of backlog for FPD photomasks.

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

In the fourth quarter of fiscal 2019, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, to be executed in accordance with a repurchase plan under rule 10b5-1 of the Securities Act of 1933 (as amended). The authorization does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and the repurchase program may be suspended or discontinued at any time.

Effective the third quarter of fiscal 2019, the Company entered into a Master Lease Agreement (“MLA”) which enables us to request advance payments or other funds for equipment or enter into an equipment lease in the U.S. In connection with this MLA, we were approved for financing of $35 million for the purchase of equipment; as of July 28, 2019, we had no outstanding borrowings against this MLA. In the fourth quarter of fiscal 2019, the financing entity, upon our request, made an advance payment of $3.4 million to an equipment vendor on our behalf. Interest on this borrowing is payable monthly at thirty-day LIBOR plus 1%, and will continue to accrue until the borrowing is repaid or, as allowed under the MLA, we enter into a lease for the equipment. All borrowings under the MLA are secured by the equipment purchased or financed.

In the second quarter of fiscal 2019, we repaid, upon maturity, the entire $57.5 million principal amount of the convertible senior notes we issued in April 2016.

In the second quarter of fiscal 2019, PDMC, the Company’s majority-owned IC subsidiary in Taiwan, declared a dividend of which 49.99%, or approximately $18.8 million, will be paid to noncontrolling interests in the fourth quarter of fiscal 2019.

In the first quarter of fiscal 2019, PDMC paid a dividend, of which 49.99%, or approximately $26.1 million, was paid to noncontrolling interests.

Index
In the first quarter of fiscal 2019, PDMCX was approved for credit of $50 million, subject to certain limitations related to PDMCX registered capital at the time of the initial approval, pursuant to which PDMCX has and will enter into separate loan agreements (“the Project Loans”) for intermittent borrowings. The Project Loans, which are denominated in Chinese renminbi (RMB), are being used to finance certain capital expenditures in China. PDMCX granted liens on its land, building, and certain equipment as collateral for the Project Loans. As of July 28, 2019, PDMCX had borrowed 243.4 million RMB ($35.4 million) against this approval, which includes $9.6 million borrowed during the three-month period ended July 28, 2019. See Note 5 of the condensed consolidated financial statements for additional information on these loans.

In the first quarter of fiscal 2019, PDMCX received approval for unsecured credit of $25.0 million, pursuant to which PDMCX may enter into separate loan agreements. Under this credit agreement (the “Working Capital Loan”), PDMCX can borrow up to 140.0 million RMB, or approximately $20.4 million, to pay value-added taxes (“VAT”) and up to 60.0 million RMB ($8.7 million) to fund operations; combined total borrowings are limited to $25.0 million. During the quarter ended July 28, 2019, PDMCX borrowed 11.4 million RMB ($3.9 million) to fund operations, with repayments due one year from their borrowing dates. Through July 28, 2019, PDMCX borrowed 68.0 million RMB ($9.9 million) to pay VAT, and repaid $0.1 million as of that date. Payments on these borrowings are due semiannually, at an increasing rate, through January 2022. See Note 5 of the condensed consolidated financial statements for additional information on these loans.

In the fourth quarter of fiscal 2018, we entered into a five year amended and restated credit agreement (“the credit agreement”), which has a $50 million borrowing limit, with an expansion capacity to $100 million. The credit agreement is secured by substantially all of our assets located in the United States and common stock we own in certain foreign subsidiaries. The credit agreement includes minimum interest coverage ratio, total leverage ratio, and minimum unrestricted cash balance covenants (all of which we were in compliance with at July 28, 2019), and limits the amount of dividends, distributions, and redemptions we can pay on our stock to an aggregate amount of $100 million. We had no outstanding borrowings against the credit agreement at July 28, 2019, and $50 million was available for borrowing. The interest rate on the credit agreement (2.5% at July 28, 2019) is based on our total leverage ratio at LIBOR plus a spread, as defined in the credit agreement.

In the fourth quarter of fiscal 2018, the Company’s board of directors authorized the repurchase of up to $25 million of its common stock, to have been executed in open-market transactions or in accordance with a repurchase plan under rule 10b5-1 of the Securities Act of 1933 (as amended). The share repurchase program commenced, under rule 10b5-1, on October 22, 2018, and expired on February 1, 2019. In total, we repurchased 1.5 million shares at a cost of $13.8 million (an average of $9.41 per share) under this program.

In the third quarter of fiscal 2018, the Company’s board of directors authorized the repurchase of up to $20 million of its common stock, which was effectuated in open-market transactions or in accordance with a repurchase plan under rule 10b5-1 of the Securities Act of 1933 (as amended). The share repurchase program commenced on July 10, 2018, and ended in October 2018. In total, under this program, we repurchased 2.2 million shares at a cost of $20 million (an average of $8.97 per share).

In the first quarter of fiscal 2018, we announced the successful closing of the China joint venture agreement with Dai Nippon Printing Co., Ltd. (“DNP”), which we had agreed to enter into and announced in the third quarter of fiscal 2017. Under the agreement, our wholly owned Singapore subsidiary owns 50.01% of the joint venture, which is named Xiamen American Japan Photronics Mask Co., Ltd. (PDMCX), and a subsidiary of DNP owns the remaining 49.99%. The financial results of the joint venture are included in the Photronics, Inc. consolidated financial statements. See Note 4 of the condensed consolidated financial statements for additional information on the joint venture.

In the fourth quarter of fiscal 2017, we announced that Photronics UK, Ltd., a wholly owned subsidiary of ours, signed an investment agreement with Hefei State Hi-tech Industry Development Zone to establish a manufacturing facility in Hefei, China. Under the terms of the agreement, through our subsidiary, we agreed to invest a minimum of $160 million to build and operate a research and development and manufacturing facility for high-end and mainstream FPD photomasks. As of April 28, 2019, we had met the minimum investment requirement and satisfied the terms of the agreement. Hefei State Hi-tech Industry Development Zone is providing certain investment incentives and support for this facility, which has the capability to produce up to G10.5+ large area masks and AMOLED products. Construction of this facility was completed in late 2018, and production commenced in the second quarter of 2019.

Index
Material Changes in Results of Operations
Three and Nine Months ended July 28, 2019

The following table presents selected operating information expressed as a percentage of revenue.

	Three Months Ended			Nine Months Ended
	July 28, 2019	April 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018

Revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	77.9	80.2	73.9	79.0	75.4

Gross profit	22.1	19.8	26.1	21.0	24.6
Selling, general and administrative expenses	9.5	10.1	9.2	10.2	9.7
Research and development expenses	2.9	2.7	1.9	3.0	2.7

Operating income	9.7	7.0	15.0	7.8	12.2
Other (expense) income, net	(0.2)	3.0	1.0	1.2	0.2

Income before income taxes	9.5	10.0	16.0	9.0	12.4
Income tax provision	2.4	2.5	1.5	2.0	1.0

Net income	7.1	7.5	14.5	7.0	11.4
Net income attributable to noncontrolling interests	2.5	1.1	5.0	1.9	3.8

Net income attributable to Photronics, Inc. shareholders	4.6%	6.4%	9.5%	5.1%	7.6%

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three months ended July 28, 2019 (Q3 FY19), April 28, 2019 (Q2 FY19) and July 29, 2018 (Q3 FY18), and for the nine months ended July 28, 2019 (YTD FY19) and July 29, 2018 (YTD FY18), in millions of dollars.

Revenue

The following tables present revenue changes by product type and geographic areas. Columns may not total due to rounding.

	Q3 FY19 from Q2 FY19			Q3 FY19 from Q3 FY18		YTD FY19 from YTD FY18
	Revenue in Q3 FY19	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change	Revenue in YTD FY19	Increase (Decrease)	Percent Change

IC
High-end	$38.5	$0.0	0.1%	$(7.6)	(16.5)%	$111.5	$(9.5)	(7.8)%
Mainstream	61.7	1.6	2.6%	0.6	0.9%	182.2	(2.1)	(1.1)%

Total IC	$100.2	$1.6	1.6%	$(7.1)	(6.6)%	$293.7	$(11.5)	(3.8)%

FPD
High-end	$25.9	$3.0	13.0%	$8.9	52.0%	$70.4	$16.3	30.1%
Mainstream	12.0	2.0	19.4%	(0.1)	(0.7)%	30.4	(1.0)	(3.0)%

Total FPD	$37.9	$4.9	15.0%	$8.8	30.1%	$100.8	$15.3	17.9%

Total Revenue	$138.1	$6.5	5.0%	$1.7	1.3%	$394.4	$3.8	1.0%

Index

	Q3 FY19 from Q2 FY19			Q3 FY19 from Q3 FY18		YTD FY19 from YTD FY18
	Revenue in Q3 FY19	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change	Revenue in YTD FY19	Increase (Decrease)	Percent Change
Taiwan	$61.3	$4.8	8.5%	$(0.8)	(1.3)%	$175.5	$0.7	0.4%
Korea	37.1	(0.9)	(2.4)%	(0.1)	(0.3)%	110.4	4.1	3.8%
United States	25.4	(1.4)	(5.2)%	(2.4)	(8.5)%	74.6	(7.4)	(9.0)%
Europe	7.9	(0.5)	(5.9)%	(0.6)	(7.0)%	24.7	(1.0)	(4.0)%
China	6.0	4.5	306.4%	5.7	2,225.3%	7.7	7.2	1,363.0%
Other	0.5	0.0	6.2%	(0.1)	(17.4)%	1.5	0.2	14.5%

	$138.1	$6.5	5.0%	$1.7	1.3%	$394.4	$3.8	1.0%

Our quarterly revenues can be affected by the seasonal purchasing tendencies of our customers. As a result, demand for our products is typically negatively impacted during the first, and sometimes the second, quarters of our fiscal year, by the North American, European, and Asian holiday periods, as some of our customers reduce their development and, consequently, their buying activities during those periods. High-end photomask applications include mask sets for 28 nanometer and smaller products for IC, and G8 and above and active matrix organic light-emitting diode (AMOLED) display technologies for FPD products. High-end photomasks typically have higher selling prices (ASPs) than mainstream products.

Revenue increased 5.0% in Q3 FY19, compared with Q2 FY19, as a result of overall FPD and IC growth. FPD revenue increased 15% due to increased demand for AMOLED products, as our customers in Korea and China continued to release new designs, and we benefited from an increase in capacity as we ramp production in China, including for G10.5+ photomasks. IC revenue increased 1.6% due to increased demand from Asian foundries for mainstream nodes.

Revenue increased 1.3% in Q3 FY19, compared with Q3 FY18, as increased FPD revenues offset a decline in IC. FPD revenues increased 30.1% primarily due to significantly increased demand for AMOLED products. We also ramped production of G10.5+ photomasks at our new facility in China. IC revenue decreased 6.6% from the prior year quarter, due in part to the geopolitical conditions in Asia tempering growth in that region.

Revenue increased 1.0% in YTD FY19, compared with YTD FY18, as increased demand for AMOLED products offset a moderate decline in IC demand and a more substantial decrease in demand for other high-end FPD products (excluding G10.5+ masks). Demand for IC was notably strong from both foundries and customers with captive mask shops in YTD FY18.

Looking forward, we expect demand for both AMOLED and large format FPD masks (i.e. G10.5+) to increase, as more panel fabrication facilities begin production and new design releases occur at both new and existing facilities. High-end IC is expected to be stable to improving, but growth may be temporarily forestalled in Asia due to the effects of the current state of U.S. – China trade relations, as well as rising tensions between Japan and Korea, which may present supply-chain challenges for some of our customers. Despite these issues, we believe that the IC and FPD markets in Asia represent long-term growth opportunities.

Gross Margin

	Three Months Ended					Nine Months Ended
	Q3 FY19	Q2 FY19	Percent Change	Q3 FY18	Percent Change	YTD FY19	YTD FY18	Percent Change

Gross profit	$30.6	$26.0	17.5%	$35.6	(14.1)%	$82.7	$96.1	(13.9)%
Gross margin	22.1%	19.8%		26.1%		21.0%	24.6%

Gross margin increased 2.3% from Q2 FY19, primarily as a result of the $6.5 million increase in revenue discussed above. Reduced compensation and related expenses of $0.3 million, and an increase of $0.6 million of overhead costs transferred to research and development expense, also favorably impacted gross margin. Somewhat offsetting these favorable impacts, depreciation expense increased $2.2 million in Q3 FY19, as we recognized a full quarter of depreciation for assets placed in service at our China FPD plant and commenced depreciation on a significant number of assets at our China IC plant. In addition, equipment costs, primarily related to tool relocations to our China facilities, increased $0.6 million from the prior quarter. On a consolidated basis, material costs, as a percentage of revenue, sequentially increased 1.7%, primarily due to changes in product mix.

Index
Gross margin decreased 4.0% in Q3 FY19 from Q3 FY18, despite a 1.3% increase in revenue from the prior year quarter. The decrease was, in significant part, due to increased losses at our two China facilities of $6.3 million, both of which recently commenced manufacturing operations. The increased losses at the China facilities were, to a great degree, caused by increased depreciation expense of $2.8 million, as depreciation commenced on equipment when it achieved customer qualification, which precedes revenue generation. Compensation and related expenses at the China facilities increased by $0.9 million from the prior year quarter, reflecting the increased staffing required for qualification and production.

On a year-to-date basis, gross margin decreased 3.6%, with increased losses totaling $9.8 million at our two China-based facilities constituting the most significant causes; our FPD facility in China commenced production late in Q2 FY19, and our IC facility commenced production in Q3 FY19.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.1 million, or 1.1%, to $13.1 million in Q3 FY19, from $13.3 million in Q2 FY19, primarily due to decreased general and administrative expenses of $0.3 million, partially offset by increased selling expenses in China. Selling, general and administrative expenses increased in Q3 FY19 $0.6 million, or 5.0%, to $13.1 million from $12.5 million in Q3 FY18. Selling general and administrative expenses incurred in China increased $0.7 million from the prior year quarter, reflecting the completion of construction and commencement of operations at our two China facilities. On a year-to-date basis, selling, general and administrative expenses increased $2.3 million, or 6.1%, to $40.2 million from $37.9 million. Expenses related to our expansion into China accounted for $2.0 million of this increase; increased compensation and related expenses at other sites comprised an additional $0.2 million of the total increase.

Research and Development Expenses

Research and development expenses consist of development efforts related to high-end process technologies for 28nm and smaller IC nodes. In Asia, in addition to the focus on high-end IC process technology nodes, G8 and above FPDs and AMOLED applications are also under development.

Research and development expenses increased $0.5 million, or 14.2%, from Q2 FY19, reflecting an increase in IC related qualification activities somewhat offset by decreased qualification activities in FPD (except China). Research and development expenses increased $1.4 million in Q3 FY19, or 52.5% from Q3 FY18; increased IC related qualification activities accounted for the preponderance of the change, with most of the remainder being attributable to qualification activities at our China FPD facility. On a year-to-date basis, research and development expenses increased $1.3 million, or 12.1%, as qualification related expenses increased for both IC and FPD products.

Other Income (Expense), net

	Three Months Ended			Nine Months Ended
	Q3 FY19	Q2 FY19	Q3 FY18	YTD FY19	YTD FY18

Interest income and other income (expense), net	$-	$4.3	$2.0	$6.0	$2.3
Interest expense	(0.4)	(0.4)	(0.6)	(1.3)	(1.7)

Other income (expense), net	$(0.4)	$3.9	$1.4	$4.7	$0.6

Interest income and other income (expense), net decreased from Q2 FY19 by $4.3 million, primarily due to a $4.0 million negative change in foreign currency exchange results. Interest income and other income (expense), net decreased from Q3 FY18 by $2.0 million, primarily because of a $1.2 million negative change in foreign currency exchange results and decreased interest income of $0.4 million, which was due to our lower average cash balance in the current year period. On a year-to-date basis, Interest income and other income (expense), net, increased $3.7 million, primarily because of the impact of $6.2 million from foreign currency exchange gains in YTD FY19, in contrast to losses incurred in YTD FY18. The effect of the foreign exchange gains was somewhat offset by government incentives of $0.8 million received, a $0.6 million gain on the sale of certain assets recognized in YTD FY18, and reduced interest income of $1.1 million, due to the lower average cash balance in the current year period.

Index
Interest expense was $0.4 million in Q3 FY19, unchanged from Q2 FY19. Interest expense decreased $0.2 million in Q3 FY19 from Q3 FY18, and $0.4 million in YTD FY19 from YTD FY18, primarily due to the repayment of our $57.5 million convertible senior notes in April 2019; interest incurred on our loans in China partially offset these reductions.

Income Tax Provision

	Three Months Ended			Nine Months Ended
	Q3 FY19	Q2 FY19	Q3 FY18	YTD FY19	YTD FY18

Income tax provision	$3.2	$3.3	$2.1	$7.9	$3.8
Effective income tax rate	24.7%	25.0%	9.4%	22.3%	7.8%

The effective income tax rate is sensitive to the jurisdictional mix of earnings, due, in part, to the non-recognition of tax benefits on losses in jurisdictions with valuation allowances.

The effective income tax rate decreased in Q3 FY19, compared with Q2 FY19, primarily due to changes in the jurisdictional mix of earnings. The effective income tax rate increased in Q3 FY19, compared with Q3 FY18, due to changes in the jurisdictional mix of earnings and nonrecurring tax benefits related to a settlement with a taxing authority and a statute of limitations expiration in Q3 FY18.

The effective income tax rate increased in YTD FY19, compared with YTD FY18, primarily due to our recognition in YTD FY18 of nonrecurring tax benefits related to tax reform in the U.S. and Taiwan of $4.2 million, and a one-time audit settlement benefit of $1.9 million. The year-over-year increase in the effective tax rate was somewhat tempered by a one-time audit settlement benefit of $0.9 million in YTD FY19, as well as changes in the jurisdictional mix of earnings.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $3.5 million in Q3 FY19, which represented an increase of $2.1 million and a decrease $3.3 million from Q2 FY19 and Q3 FY18, respectively. Year-to-date, noncontrolling interests’ share decreased $7.5 million from YTD FY18. The changes for all comparative periods were due to changes in net income at our IC manufacturing facilities in Taiwan and China, in which noncontrolling interests hold 49.99% ownership interests.

Liquidity and Capital Resources

Our working capital at the end of Q3 FY19 was $261.2 million, compared with $311.7 million at the end of fiscal 2018. The $50.5 million net decrease is primarily attributable to:
- Decreased cash and cash equivalents of $74.5 million (net of $57.5 million used to repay our convertible senior notes, which had no impact on working capital);
- Increased inventories of $10.8 million, the predominance of which was to supply our China FPD facility and,
- Receivables for investment subsidies in China of $11.9 million at the end of Q3 FY19.

We had cash and cash equivalents of $197.2 million at the end of Q3 FY19, compared with $329.3 million at the end of fiscal 2018. The net decrease is primarily attributable to:
- $57.5 million used to repay our convertible notes;
- $160.1 million used to purchase capital assets (the preponderance of which related to equipping our China-based facilities);
- $10.7 million used to repurchase our common stock;
- $53.2 million received from borrowings in China;
- $17.7 million received from investment incentives in China and,
- $23.5 million provided by operating activities.

The net cash provided by operating activities of $23.5 million in YTD FY19 decreased $63.5 million, from $87.0 million provided in YTD FY18. The net decrease was due primarily to:
- Lower net income of $17.0 million in YTD FY19;
- A greater increase in the change in inventories balances of $6.7 million in YTD FY19 (primarily attributable to the stocking of our FPD facility in China) and,
- A comparative increase in value added tax prepayments related to our China facilities of $24.3 million in YTD FY19. These prepayments are recoverable through future sales transactions of the facilities.

The favorable effects of foreign currency exchange rates contributed $1.2 million to our reported cash balance at July 28, 2019.

Net cash used in investing activities was $142.5 million in YTD FY19, an increase of $78.4 million from the $64.1 million used in YTD FY18. The net increase was primarily attributable to increased capital expenditures of $95.8 million, the predominance of which related to the building and equipping of our China facilities. Partially offsetting the increased capital expenditures was $17.7 million received in China from investment incentives.

Net cash flows from financing activities decreased from funds provided of $2.6 million in YTD FY18 to $14.3 million of funds used in YTD FY19. Significant components of the net decrease were:
- $57.5 million used to repay (upon their maturity) our convertible senior notes;
- $26.1 million used to pay dividends to DNP (related to their 49.99% interest in our IC facility in Taiwan);
- $10.7 million used to acquire our common stock under a share repurchase program;
- $53.2 million received from borrowings in China and,
- $29.4 million contributed by DNP for their investment in our recently established IC joint venture in China.

Index
As of July 28, 2019, and October 31, 2018, our total cash and cash equivalents included $153.9 million and $244.5 million, respectively, held by our foreign subsidiaries. The majority of earnings of our foreign subsidiaries are considered to be indefinitely reinvested. Repatriation of these funds to the U.S. may subject them to U.S. state income taxes and local country withholding taxes in certain jurisdictions. Furthermore, our foreign subsidiaries continue to grow through the reinvestment of earnings in additional manufacturing capacity and capability, particularly in the high-end IC and FPD areas.

As of July 28, 2019, we had capital commitments outstanding of approximately $100 million, much of which related to building and equipping our China facilities (discussed below). We intend to finance our capital expenditures with our working capital, cash generated from operations and, if necessary, additional borrowings. We entered into a joint venture that constructed an IC facility in China with an estimated total joint investment of $160 million. Our remaining funding commitment for the joint venture is approximately $7 million which we will fulfill over the next several quarters. In Q2 FY19, we commenced production at our newly constructed FPD facility in China in which, as of July 28, 2019, we had invested $160 million. We believe that our cash on hand, cash generated from operations and amounts available to borrow will be sufficient to meet our cash requirements for the next twelve months. We regularly review the availability and terms at which we might issue additional equity or debt securities in the public or private markets. However, we cannot assure that additional sources of financing would be available to us on commercially favorable terms, should our requirements exceed our existing cash, cash generated by operations, and cash available under our credit agreement.

Our liquidity, as we operate in a high fixed cost environment, is highly dependent on our revenue, cash conversion cycle, and the timing of our capital expenditures (which can vary significantly from period to period). Depending on conditions in the semiconductor and FPD markets, our cash flows from operations and current holdings of cash may not be adequate to meet our current and long-term needs for capital expenditures, operations, and debt repayments. Historically, in certain years, we have used external financing to fund these needs. Due to conditions in the credit markets and covenant restrictions on our existing debt, some financing instruments we have used in the past may not be available to us when required. Consequently, we cannot assure that additional sources of financing would be available to us on commercially favorable terms, should our long-term cash requirements exceed our existing cash and cash available under our credit agreements.

Off-Balance Sheet Arrangements

In January 2018, Photronics, through its wholly owned Singapore subsidiary, and DNP, through its wholly owned subsidiary “DNP Asia Pacific PTE, Ltd.” entered into a joint venture under which DNP obtained a 49.99% interest in our IC business in Xiamen, China. The joint venture, known as “Photronics DNP Mask Corporation Xiamen” (“PDMCX”), was established to develop and manufacture photomasks for leading-edge and advanced-generation semiconductors. Under the Joint Venture Operating Agreement of PDMCX (“the Agreement”), DNP is afforded, under certain circumstances, the right to “put” its interest in PDMCX to Photronics. These circumstances include disputes regarding the strategic direction of PDMCX that may arise after the initial two-year term of the Agreement that cannot be resolved between the two parties. In addition, both Photronics and DNP have the option to purchase, or put, their interest from, or to, the other party, should their ownership interest fall below 20% for a period of more than six consecutive months. Under all such circumstances, the sales of ownership interests would be at the exiting party’s ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance. Should DNP exercise an option to put their, or purchase our, interest in PDMCX we may, depending on the relationship of the fair and book value of PDMCX’s net assets, incur a loss. As of July 28, 2019, Photronics and DNP each had net investments in PDMCX of approximately $42.5 million.

We lease certain office facilities and equipment under operating leases that may require us to pay taxes, insurance and maintenance expenses related to the properties. Certain of these leases contain renewal or purchase options exercisable at the end of the lease terms.

Business Outlook

A majority of our revenue growth is expected to continue to come from the Asia region, predominantly China. In response to this expectation, we have entered into a joint venture that completed the construction of an IC research and development and manufacturing facility in Xiamen, China, in late 2018; Production commenced at this facility in Q3 FY19. In addition, in August 2017, we entered into an investment agreement to construct an FPD manufacturing facility in Hefei, China. Construction of this facility was completed in late 2018, and production commenced in the second quarter of 2019.

We make continual assessments of our global manufacturing strategy and monitor our revenue and related cash flows from operations. These ongoing assessments could result in future facility closures, asset redeployments, impairments of intangible or long-lived assets, workforce reductions, or the addition of increased manufacturing facilities, all of which would be based on market conditions and customer requirements.

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

Foreign Currency Exchange Rate Risk

We transact in a number of different currencies throughout our worldwide operations, and our financial performance may be affected by fluctuations in the exchange rates of these currencies. Changes in exchange rates can positively or negatively affect our reported revenue, operating income, assets, liabilities, and equity. The functional currencies of our Asian subsidiaries are the South Korean won, the New Taiwan dollar, the Chinese renminbi and the Singapore dollar. The functional currencies of our European subsidiaries are the British pound and the euro. In addition, we engage in transactions and have exposures to the Japanese yen.

We attempt to minimize our risk of foreign currency transaction losses by producing products in the same country in which the products are sold (thereby generating revenues and incurring expenses in the same currency), and by managing our working capital. However, in some instances, we sell and collect for products in a currency other than the functional currency of the country where it was produced, or purchase products in a currency that differs from the functional currency of the purchasing entity. In addition, to the extent practicable, we attempt to reduce our exposure to foreign currency exchange fluctuations by converting cash and cash equivalents into the functional currency of the subsidiary which holds the cash. We may also enter into derivative contracts to mitigate our exposure to foreign currency fluctuations when we have a significant purchase obligation or significant receivable denominated in a currency that differs from the transacting subsidiaries’ functional currencies. We do not enter into derivatives for speculative purposes. There can be no assurance that our attempts to minimize our foreign currency exchange rate risks will protect us from the need to recognize significant foreign currency transaction gains and losses, especially in the event of a significant adverse movement in the value of any foreign currency in which we conduct business against any of our functional currencies, including the U.S. dollar.

As of July 28, 2019, a 10% adverse movement in the value of currencies different than the functional currencies of the Company or its subsidiaries would have resulted in a net unrealized pre-tax loss of $34.0 million, which represents an increase of $20.8 million from our exposure at October 31, 2018. The increase in foreign currency rate change risk is primarily the result of increased exposures of the Chinese renminbi, South Korean won, and New Taiwan dollar against the U.S. dollar. We do not believe that a 10% change in the exchange rates of non-US dollar currencies, other than the aforementioned currencies and the Japanese yen, would have had a material effect on our July 28, 2019, condensed consolidated financial statements.

Interest Rate Risk

A 10% adverse movement in the interest rates on our variable rate borrowings would not have had a material effect on our July 28, 2019, condensed consolidated financial statements.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and currently maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost—benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the third quarter of fiscal year 2019 that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

PART II.          OTHER INFORMATION

Item 1A.	RISK FACTORS

There have been no material changes to risks relating to our business as disclosed in Part 1, Item 1A of our Form 10-K for the year ended October 31, 2018.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In October 2018, the Company’s board of directors authorized the repurchase of up to $25 million of its common stock, to have been executed in open-market transactions or in accordance with a repurchase plan under rule 10b5-1 of the Securities Act of 1933 (as amended). The repurchase program was terminated on February 1, 2019.

	Total Number of Shares Purchased (in millions)	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program (in millions)	Dollar Value of Shares That May Yet Be Purchased (in millions)

Period
October 12, 2018 – October 31, 2018	0.3	$9.45	0.3	$21.9
November 1, 2018 – November 25, 2018	0.2	$9.49	0.2	$20.1
November 26, 2018 – December 23, 2018	0.7	$9.38	0.7	$13.4
December 24, 2018 – January 27, 2019	0.2	$9.41	0.2	$11.2 *
Total	1.4		1.4

* The share repurchase program was terminated on February 1, 2019, with no additional shares being purchased subsequent to January 27, 2019.

Item 5.	OTHER INFORMATION

Effective July 25, 2019, the Company entered into a Master Lease Agreement (“MLA”) with Banc of America Leasing and Capital LLC (the Company received the MLA fully executed by the counter party on September 3, 2019) which enables us to request advance payments or other funds for equipment or enter into an equipment lease in the U.S. In connection with this MLA, we were approved for financing of $35 million for the purchase of equipment; as of July 28, 2019, we had no outstanding borrowings against this MLA. In the fourth quarter of fiscal 2019, the financing entity, upon our request, made an advance payment of $3.4 million to an equipment vendor on our behalf. Interest on this borrowing is payable monthly at thirty-day LIBOR plus 1%, and will continue to accrue until the borrowing is repaid or, as allowed under the MLA, we enter into a lease for the equipment. All borrowings under the MLA are secured by the equipment purchased or financed.

Index
Item 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

10.28	Master Lease Agreement Number: 48869-90000 between the Company and Banc of America Leasing & Capital, LLC dated July 25, 2019					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ JOHN P. JORDAN
JOHN P. JORDAN
Senior Vice President
Chief Financial Officer
(Principal Accounting Officer/
Principal Financial Officer)

Date:  September 4, 2019