Form 10-K
period 2019-10-31
PHOTRONICS INC
filed 2019-12-23
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2019

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
(203) 775-9000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON	PLAB	NASDAQ Global Select Market
PREFERRED STOCK PURCHASE RIGHTS	N/A	N/A

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
Yes ☐  No ☒

As of April 28, 2019, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $617,084,612 (based upon the closing price of $9.43 per share as reported by the NASDAQ Global Select Market on that date).

As of December 13, 2019, 65,416,365 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2020
Annual Meeting of Shareholders	Incorporated into Part III
to be held on March 16, 2020	of this Form 10-K

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Photronics, Inc. (“Photronics”, the “Company”, “we”, “our”, or “us”). These statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be identified by words like “expect,” “anticipate,” “believe,” “plan,” “project,” “could,” “estimate,” “intend,” “may,” “will” , “in our view” and similar expressions, or the negative of such terms, or other comparable terminology. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this annual report on Form 10-K or in other documents filed with the Securities and Exchange Commission in press releases or in the Company’s communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls regarding, among other things, the consummation and benefits of transactions, joint ventures, business combinations, divestitures and acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. Various factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements expressed or implied by forward-looking statements. Factors that might affect forward-looking statements include, but are not limited to, overall economic and business conditions; economic and political conditions in international markets; the demand for the Company’s products; competitive factors in the industries and geographic markets in which the Company competes; the timing of orders received from customers; the gain or loss of significant customers; competition from other manufacturers; changes in accounting standards; federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); changes in the jurisdictional mix of our earnings and changes in tax laws and rates; interest rate and other capital market conditions, including changes in the market price of the Company’s securities; foreign currency exchange rate fluctuations; changes in technology; technology or intellectual property infringement, including cybersecurity breaches, and other innovation risks; unsuccessful or unproductive research and development or capital expenditures; the timing, impact, and other uncertainties related to transactions and acquisitions, divestitures, business combinations, and joint ventures as well as decisions the Company may make in the future regarding the Company’s business, capital and organizational structures and other matters; the seasonal and cyclical nature of the semiconductor and flat panel display industries; management changes; changes in laws and government regulation impacting our operations or our products, including laws relating to export controls and import laws, rules and tariffs; the occurrence of regulatory proceedings, claims or litigation; damage or destruction to the Company’s facilities, or the facilities of its customers or suppliers, by natural disasters, labor strikes, political unrest, or terrorist activity; the ability of the Company to (i) place new equipment in service on a timely basis; (ii) obtain additional financing; (iii) achieve anticipated synergies and cost savings; (iv) fully utilize its tools; (v) achieve desired yields, pricing, product mix, and market acceptance of its products and (vi) obtain necessary import and export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements, except as otherwise required by securities and other applicable laws.

PART I

ITEM 1.	BUSINESS

General

Photronics, Inc. (and its subsidiaries, collectively referred to herein as "Photronics", the "Company", “we”, “our”, or “us”) is one of the world's leading manufacturers of photomasks, which are high precision photographic quartz or glass plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat-panel displays ("FPDs"), and are used as masters to transfer circuit patterns onto semiconductor wafers and FPD substrates during the fabrication of integrated circuits ("ICs" or “semiconductors”), and a variety of FPDs and, to a lesser extent, other types of electrical and optical components. We currently have eleven manufacturing facilities, which are located in Taiwan (3), Korea, the United States (3), Europe (2), and two recently constructed facilities in China. Our FPD Facility in Hefei, China, and our IC facility in Xiamen, China, commenced production in the second and third quarters of our fiscal 2019, respectively.

Photronics is a Connecticut corporation, organized in 1969. Our principal executive offices are located at 15 Secor Road, Brookfield, Connecticut 06804, telephone (203) 775-9000. Our website address is http://www.photronics.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The information found on, or incorporated into, our website is not part of this or any other report we file with, or furnish to, the SEC. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Photronics.

Products and Manufacturing Technology

We manufacture photomasks, which are used as masters to transfer circuit patterns onto semiconductor wafers and FPD substrates. Photomasks are manufactured in accordance with circuit designs provided to us on a confidential basis by our customers. IC and FPD photomask sets are manufactured in layers, each having a distinct pattern which is etched onto a different photomask. The resulting series of photomasks is then used to image the circuit patterns onto each successive layer of a semiconductor wafer or FPD substrate. The typical manufacturing process for a photomask involves the receipt and conversion of circuit design data to manufacturing pattern data. A lithography system then exposes the circuit pattern onto the photomask blank. The exposed areas are developed and etched to produce that pattern on the photomask. The photomask is then inspected for defects and conformity to the customer's design data. After any defects are repaired, the photomask is cleaned, any required pellicles (protective translucent cellulose membranes) are applied and, after final inspection, the photomask is shipped to the customer.

We currently support customers across the full spectrum of IC production and FPD technologies by manufacturing photomasks using electron beam or optical (laser-based) systems, which are the predominant technologies used for photomask manufacturing, and are capable of producing the finer line resolution, tighter overlay, and larger IC chip size for the more complex circuits currently being designed. Electron beam and laser-generated photomasks can be used to produce the most advanced semiconductors and FPD photomasks for use in an array of products. However, in the case of IC production, the large majority of higher-cost critical layer photomasks are fabricated using electron beam technologies, while photomasks produced using laser-based systems are used for all FPD photomasks and less critical IC photomasks.  End markets served with IC photomasks include devices used for microprocessors, memory, telecommunications, and related applications. We currently own a number of both high-end and mature electron beam and laser-based systems.

The first several layers of photomasks are sometimes required to be delivered by us within 24 hours from the time we receive the customers' design data. The ability to manufacture high-quality photomasks within short time periods is dependent upon robust processes, efficient manufacturing methods, high production yield, available manufacturing capacity, and high equipment reliability. We work to meet these requirements by making significant investments in research and development, capital equipment, manufacturing and data processing systems, and by utilizing statistical process control methods to optimize our manufacturing processes and reduce cycle times.

Quality control is an integral part of the photomask manufacturing process. Photomasks are manufactured in temperature, humidity, and particulate-controlled clean rooms because of the high level of precision, quality and manufacturing yield required. Each photomask is inspected several times during the manufacturing process to ensure compliance with customer specifications. We continue to make substantial investments in equipment to produce, inspect and repair photomasks to ensure that customer specifications are met.

The majority of IC photomasks produced for the semiconductor industry employ geometries larger than 28 nanometers. At these geometries, we can produce full lines of photomasks, and there is no significant technology employed by our commercial competitors that is not also available to us. We are also capable of producing full lines of photomasks for high-end IC and FPD applications. In the case of ICs, this includes photomasks at and below the 28 nanometer technology node and, for FPDs, at and above the Generation 8 technology node and active-matrix organic light-emitting diode (AMOLED) display screens. We hold customer-qualified manufacturing capability and own, or have access to, technology that enables us to compete in the high-end markets that serve IC and FPD applications.

Sales and Marketing

The market for photomasks primarily consists of domestic and non-US semiconductor and FPD manufacturers and designers. Photomasks are manufactured by independent merchant manufacturers like Photronics, and by semiconductor and FPD manufacturers that produce photomasks for their own use (captive manufacturers). In some instances, captive manufacturers also sell to other semiconductor or FPD manufacturers. Previously, there was a trend towards the divesture or closing of captive photomask operations by semiconductor manufacturers, and an increase in the share of the market served by independent manufacturers. This trend was driven by the increased complexity and cost of capital equipment used in manufacturing photomasks and the lack of economy of scale for many semiconductor and FPD manufacturers to effectively utilize the equipment. However, more recently, some captive mask facilities have been investing at faster rates than independent manufacturers to reach certain roadmap milestones, particularly in the foundry logic and memory spaces. Nevertheless, most captive manufacturers maintain business and technology relationships with independent photomask manufacturers for ongoing support.

Generally, Photronics and each of its customers engage in a qualification and correlation process before we become an approved supplier. Thereafter, based on the customer’s expectations, we typically negotiate pricing parameters for the customer's order. Some prices may remain in effect for an extended period of time. In many instances, we enter into sales arrangements with an understanding that, as long as our performance is competitive, we will receive a specified percentage of that customer's photomask requirements.

We conduct our sales and marketing activities primarily through a staff of full-time sales personnel and customer service representatives who work closely with the Company's management and technical personnel. We support non-US customers through both our domestic and foreign facilities and consider our presence in non-US markets to be an important factor in attracting new customers, as it provides global solutions to our customers, minimizes delivery time, and allows us to serve customers that utilize manufacturing foundries outside of the United States, principally in Asia. See Notes 7 and 14 to our consolidated financial statements for the amount of revenue and long-lived assets attributable to each of our geographic areas of operations.

Customers

We sell our products primarily to leading semiconductor and FPD manufacturers. During fiscal year 2019, we sold our products to approximately 550 customers. Revenue from Samsung Electronics Co. Ltd. accounted for approximately 16% of our total revenues in fiscal years 2019, 2018 and 2017, and revenue from United Microelectronics Corp. Co. Ltd. accounted for approximately 15%, 15% and 16% of our total revenues in fiscal years 2019, 2018 and 2017, respectively. Our five largest customers, in the aggregate, accounted for approximately 46%, 47% and 43% of our revenue in fiscal years 2019, 2018 and 2017, respectively. A significant decrease in the amount of revenue from any of these customers could have a material adverse effect on our financial performance and business prospects.

Seasonality

Our business is typically impacted during the first, and sometimes the second, quarter of our fiscal year by the North American, European, and Asian holiday periods, as some customers reduce their development and buying activities during those periods.

Research and Development

We primarily conduct research and development activities for IC photomasks at our U.S. nanoFab, which is located in Boise, Idaho, as well as at PK, Ltd. (“PKL”), our subsidiary in Korea and Photronics DNP Mask Corporation (“PDMC”), one of our joint venture subsidiaries in Taiwan. Research and development for FPD photomasks is primarily conducted at PKL. Additionally, we conduct site-specific research and development programs to support strategic customers. These research and development programs and activities are undertaken to advance our competitiveness in technology and manufacturing efficiency. We also conduct application-oriented research and development activities to support the early adoption of new photomask or supporting data and services technology into our customers' applications. Currently, research and development photomask activities for ICs are primarily focused on photomasks with wafer geometrics of 20 nanometer node and smaller and, for FPDs, on Generations 8 and 10.5+ substrate-size photomask process enhancements and photomask technology for complex FPD photomasks used in the manufacture of advanced mobile displays, such as AMOLED. We believe these core competencies will continue to be a critical part of semiconductor and FPD manufacturing, as optical lithography continues to scale capabilities on high-end devices. We incurred research and development expenses of $16.4 million, $14.5 million, and $15.9 million in fiscal years 2019, 2018, and 2017, respectively. It is our belief that we own, control, or license the proprietary information, including trade secrets and patents that is necessary for our business, as it is presently conducted. We also believe that our intellectual property and trade secret know-how will continue to be important to our maintaining technical leadership in the field of photomasks.

Intellectual Property Rights

We have developed and hold ownership interests in intellectual property (“IP”) rights, in the forms of patents issued in the U.S., and other trademark and trademark registrations in the U.S. and other countries. Patents in which we hold ownership interests generally relate to the manufacture of photomasks or the use of photomasks to manufacture other products. While we believe that our IP rights are, and will continue to be, important to our technical leadership in the field of photomasks, our operations are not dependent on any one individual IP right. In addition to patenting, when practicable, our IP rights, we further protect them, and our other proprietary processes, by utilizing non-disclosure agreements with employees, customers, and vendors.

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

Backlog

The first several layers of a set of photomasks for a circuit pattern are often required to be shipped within 24 hours of receiving a customer's designs. Because of the short period between order and shipment dates (typically from 1 day to 2 weeks) for a significant amount of our revenue, the dollar amount of our current backlog is not a reliable indicator of future revenue.

International Operations

Revenues from our non-U.S. operations were approximately 81%, 79% and 77% of our total revenues in fiscal 2019, 2018 and 2017, respectively. We believe that our ability to serve non-US markets is enhanced by our having, among other things, a local presence in the markets that we serve. This requires significant investments in financial, managerial, operational, and other resources.

Operations outside of the United States are subject to inherent risks, including fluctuations in exchange rates, political and economic conditions in various countries, legal compliance and regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing international operations, longer accounts receivable collection cycles, potential restrictions on transfers of funds, and potentially adverse tax consequences. These factors may have a material adverse effect on our ability to generate revenue outside of the United States and to deploy resources where they could otherwise be used to their greatest advantage and, consequently, may adversely affect our financial condition and results of operations. Notes 7 and 14 of our consolidated financial statements, respectively, present revenue and long-lived assets by geographic area.

Competition

The photomask industry is highly competitive, and most of our customers utilize multiple photomask suppliers. Our ability to compete depends primarily upon the consistency of our product quality, timeliness of delivery, competitive pricing, technical capability, and service, which we believe are the principal factors considered by customers in selecting their photomask suppliers. An inability to meet these requirements could adversely affect our financial condition, results of operations, and cash flows. We also believe that geographic proximity to customers is an important factor in certain markets where cycle time from order to delivery is critical. While some of our competitors may have greater financial, technical, sales, marketing, or other resources than Photronics, we believe that we are able to compete effectively because of our dedication to customer service, investments in state-of-the-art photomask equipment and facilities, and experienced technical employees.

We estimate that, for the types of photomasks we manufacture (IC and FPD), the size of the total market (captive and merchant) is approximately $5.0 billion. Our competitors include Compugraphics International, Ltd., Dai Nippon Printing Co., Ltd (outside of Taiwan and China), Hoya Corporation, LG Innotek Co., Ltd., Shenzhen New Way Photomask Making Co., Ltd., SK-Electronics Co. Ltd., Supermask Co. Ltd., Taiwan Mask Corporation, and Toppan Printing Co., Ltd. We also compete with semiconductor and FPD manufacturers' captive photomask manufacturing operations that supply photomasks for internal use and, in some instances, also for external customers and foundries. We expect to face continued competition which, in the past, has led to pressure to reduce prices. We believe the pressure to reduce prices, together with the significant investment required in capital equipment to manufacture high-end photomasks, has contributed to the decrease in the number of independent manufacturers; we expect such pressure to continue in the future.

Employees

As of October 31, 2019, we had approximately 1,775 employees. We believe we offer competitive compensation and other benefits, and that our employee relations are good.

ITEM 1A.	RISK FACTORS

Technology failures or cyber security breaches could have a material adverse effect on our operations.

We rely on information technology systems to process, transmit, store, and protect electronic information. For example, a significant portion of the communications between our personnel, customers, and suppliers depends on information technology. Our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues. Although we have technology and information security processes and disaster recovery plans in place to mitigate our risks to these vulnerabilities, these measures may not be adequate to ensure that our operations will not be disrupted, should such an event occur.

The General Data Protection Regulation (GDPR), which went into effect in the European Union (EU) on May 25, 2018, applies to the collection, use, retention, security, processing, and transfer of personally identifiable information of residents of EU countries. The GDPR created a range of new compliance obligations, and imposes significant fines and sanctions for violations. It is possible that the GDPR may be interpreted or applied in a manner that is adverse to, or unforeseen by us, including requirements that are inconsistent with our practices, or that we may otherwise fail to construe its requirements in ways that are satisfactory to the EU authorities.

Any failure, or perceived failure, by us to comply with the GDPR, or with any applicable regulatory requirements or orders, including but not limited to privacy, data protection, information security, or consumer protection related privacy laws and regulations, in one or more jurisdictions within the EU or elsewhere, could: result in proceedings or actions against us by governmental entities or individuals; subject us to significant fines, penalties, and/or judgments; require us to change our business practices; limit access to our products and services in certain countries, or otherwise adversely affect our business, as we would be at risk to lose both customers and revenue, and incur substantial costs.

The risk of loss of the Company’s intellectual property, trade secrets or other sensitive business or customer confidential information or disruption of operations due to breaches of cybersecurity could negatively impact the Company’s financial results.

Cyberattacks or security breaches could compromise confidential, business-critical information, cause disruptions in the Company’s operations, or harm the Company's reputation. The Company has important assets, including intellectual property, trade secrets, and other sensitive, business-critical and/or confidential information which may be vulnerable to such incidents. While the Company has a comprehensive cybersecurity program that is continuously reviewed, maintained, and upgraded, a significant cyberattack could result in the loss of vital business or confidential information and/or could negatively impact operations, which could have a negative impact on the Company’s financial results.

Our dependency on the microelectronics industry, which as a whole is volatile, could create volatility in our demand and have a negative material impact on our business.

We sell substantially all of our photomasks to semiconductor or FPD designers, manufacturers and foundries, as well as to other high performance electronics manufacturers. We believe that the demand for photomasks depends primarily on design activity rather than sales volume from products using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. In addition, the reduced use of customized ICs, a reduction in design complexity, other changes in the technology or methods of manufacturing or designing semiconductors or FPDs, or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks ‒ even if the demand for semiconductors and FPDs increases. Historically, the microelectronics industry has been volatile, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices with a concomitant effect on revenue and profitability.

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

Our quarterly operating results fluctuate significantly, and may continue to do so in the future.

We have experienced fluctuations in our quarterly operating results, and we anticipate that such fluctuations will continue and could intensify in the future. Fluctuations in operating results may result in volatility in the prices of our common stock and financial instruments linked to its value. Operating results may fluctuate as a result of many factors, including the size and timing of orders and shipments, the loss of significant customers, changes in product mix, the flow of customer design releases, technological change, fluctuations in manufacturing yields, the actions of our competitors, and general economic conditions. We operate in a high fixed-cost environment and, should our revenues and asset utilization decrease, our operating margins could be negatively impacted.

Our customers generally order photomasks on an as-needed basis; thus our revenue in any quarter is dependent primarily on orders received during that quarter. Since we operate with little backlog, and the rate of new orders may vary significantly from quarter to quarter, our capital expenditures and, to some extent, expense levels are based primarily on sales forecasts and technological advancements in photomask manufacturing equipment. Consequently, if anticipated revenues in any quarter do not occur when expected, capital expenditures could be higher than needed, resulting in underutilized capacity and disproportionately high expense levels, causing operating results to be adversely affected. Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results cannot be relied upon as indicators of future performance. In addition, in future quarters, our operating results could be below guidance we may provide or the expectations of public market analysts and investors, which could have a material adverse effect on the market price of our common stock.

The photomask industry is subject to rapid technological change, and we might fail to remain competitive, which could have a material adverse effect on our business and results of operations.

The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, we will be required to continually anticipate, respond to, and utilize changing technologies of increasing complexity in both traditional and emerging markets that we serve. In particular, we believe that, as semiconductor geometries continue to become smaller and FPDs become larger or otherwise more advanced, we will be required to manufacture increasingly complex photomasks. Additionally, the demand for photomasks has been, and could in the future be, adversely affected by changes in semiconductor and high- performance electronics fabrication methods that affect the type or quantity of photomasks utilized, such as changes in semiconductor demand that favor field-programmable gate arrays and other semiconductor designs that replace application-specific ICs. Furthermore, evidence of the viability and the corresponding market acceptance of alternative methods of transferring IC designs onto semiconductor wafers could reduce or eliminate the need for photomasks in the production of semiconductors. As of the end of fiscal 2019, one alternative method, direct-write lithography, has not been proven to be a commercially-viable alternative to photomasks, as it is considered to be too slow for high-volume semiconductor wafer production. However, should direct-write or any other alternative method of transferring IC or FPD designs without the use of photomasks achieve market acceptance, and if we are unable to anticipate, respond to, or utilize these or other technological changes, due to resource, technological, or other constraints, our business and results of operations could be materially adversely affected.

Our operations will continue to require substantial capital expenditures, for which we may be unable to provide or obtain funding.

The manufacture of leading-edge photomasks requires us to make substantial investments in high-end manufacturing capability. We expect that we will be required to continue to make substantial capital expenditures to meet the technological demands of our customers and to position us for future growth. Our capital expenditure payments for fiscal 2020 are expected to be approximately $100 million, of which approximately $14 million was included in accounts payable on our October 31, 2019 consolidated balance sheet. We cannot provide assurance that we will be able to obtain the additional capital required to fund our operations or capital expenditures on reasonable terms, if at all, or that any such inability will not have a material adverse effect on our business and results of operations.

We have been dependent on sales to a limited number of large customers; the loss of any of these customers or a significant reduction in orders from these customers could have a material adverse effect on our revenues and results of operations.

Historically, we have sold a significant proportion of photomasks to a limited number of IC and FPD manufacturers. During fiscal years 2019, 2018 and 2017, our two largest customers accounted for 31%, 31% and 32%, respectively, of our revenue. Our five largest customers accounted for 46%, 47% and 43% of our revenue in fiscal years 2019, 2018 and 2017, respectively. The loss of a significant customer, a significant reduction or delay in orders from any significant customer (including reductions or delays due to customer departures from recent buying patterns), or an unfavorable change in competitive conditions in the semiconductor or FPD industries could have a material adverse effect on our financial performance and business prospects. The consolidation of semiconductor manufacturers, or an economic downturn in the semiconductor industry, may increase the likelihood of losing a significant customer and could also have an adverse effect on our financial performance and business prospects.

We depend on a limited number of suppliers for equipment and raw materials and, if those suppliers fail to timely deliver their products to us, we may be unable to fulfill orders from our customers, which could adversely affect our business and results of operations.

We rely on a limited number of photomask equipment manufacturers to develop and supply the equipment we use. These equipment manufacturers currently require lead times of twelve months or longer between the order date and the delivery of certain photomask imaging and inspection equipment. The failure of our suppliers to develop or deliver such equipment on a timely basis could have a material adverse effect on our business and results of operations. In addition, the manufacturing equipment necessary to produce advanced photomasks could become prohibitively expensive, which could similarly affect us.

We use high-precision quartz photomask blanks, pellicles, and electronic grade chemicals in our manufacturing processes. There are a limited number of suppliers of these raw materials, and we do not have long-term contracts with these suppliers. Any delays or quality problems in connection with significant raw materials, particularly photomask blanks, could cause delays in the shipments of photomasks, which could have a material adverse effect on our business and results of operations. The fluctuation of foreign currency exchange rates, with respect to prices of equipment and raw materials used in manufacturing, could also have a material adverse effect on our business and results of operations.

We face risks associated with the use of sophisticated equipment and complex manufacturing processes and technologies. Our inability to effectively utilize such equipment and technologies and perform such processes could have a material adverse effect on our business and results of operations.

Our complex manufacturing processes require the use of expensive and technologically sophisticated equipment and materials, and are continually modified in an effort to improve manufacturing yields and product quality. Minute impurities, defects, or other difficulties in the manufacturing process can lower manufacturing yields and render products unmarketable. Moreover, the manufacture of leading-edge photomasks is more complex and time consuming than manufacturing less advanced photomasks, and their fabrication may result in delays in the manufacture of all levels of photomasks. We have, on occasion, experienced manufacturing difficulties and capacity limitations that have delayed our ability to deliver products within the time frames contracted for by our customers. We cannot provide assurance that we will not experience these or other manufacturing difficulties, or be subject to increased costs, which could result in a loss of customers or otherwise have a material adverse effect on our business and results of operations.

We could be subject to damages based on claims brought against us by our customers, or lose customers as a result of the failure of our products to meet certain quality specifications.

Our products provide important performance attributes to our customers’ products. If a product fails to perform in a manner consistent with quality specifications, or has a shorter useful life than warranted, a customer could seek replacement of the product or damages for costs incurred as a result of the product failing to perform, particularly if such products are sold under agreements that contain limited performance and life cycle warrantees. Our customers often require us to represent that our products conform to certain product specifications that they provide. Any failure to comply with such specifications could result in claims or legal action. A successful claim, or series of claims, against us could have a material adverse effect on our financial condition and results of operations, and could result in a loss of one or more customers.

Our credit facility restricts our business activities, limits our ability to obtain additional financing, pay cash dividends, and may obligate us to repay debt before its maturity.

Financial covenants related to our credit facility, which expires in September 2023, include a total leverage ratio, a minimum interest coverage ratio, and minimum unrestricted cash balances. Our credit facility may also limit our flexibility in planning for, or reacting to, changes in our business and industry, which may place us at a competitive disadvantage compared with our competitors. We are also subject to covenants that limit our operating flexibility, such as a limit on the amount of shares we can repurchase of our common stock. Existing covenant restrictions limit our ability to obtain additional debt financing, and limit the amount of dividends, distributions, and redemptions we can pay on our common stock in 2019 to an aggregate amount of $100 million and $50 million annually thereafter. Should we be unable to meet one or more of these covenants, our lenders may require us to repay any outstanding balance prior to the expiration date of the agreement. Our ability to comply with the financial and other covenants in our credit agreement may be affected by deteriorating economic or business conditions, or other events. We cannot assure that, under such circumstances, additional sources of financing would be available to fund operating requirements or repay any long-term borrowings, so as to avoid default.

Joint ventures may not operate according to their business plans if our partners fail to fulfill their obligations, which may adversely affect our results of operations and compel us to dedicate additional resources to these joint ventures.

The nature of a joint venture requires us to share control in certain areas with unaffiliated third parties. If our joint venture partner does not fulfill its obligations, the affected joint venture may not be able to operate in accordance with its business plan. Under such a scenario, our results of operations may be adversely affected and we may be compelled to increase the level of our resources devoted to the joint venture. Also, differing views among joint venture participants may result in delayed decisions, or failures to agree on major issues. If such differences caused a joint venture to deviate from its business plan, our results of operations could be adversely affected.

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

We have recently commenced operations at our two newly-constructed manufacturing facilities in China. These investments are subject to substantial risks which may include, but are not limited to: the inability to protect our intellectual property rights under Chinese law, which may not offer as high a level of protection as U.S. law; unexpectedly long negotiation periods with Chinese suppliers and customers; quality issues related to materials sourced from local vendors; unexpectedly high labor costs due to a tight labor supply; and difficulty in repatriating funds and selling or transferring assets. Our investments in China also expose us to a significant additional foreign currency exchange risk, which we had not been subject to in recent years. These and other risks may result in our not realizing a return on, or losing some, or all, of our planned investments in China, which would have a material adverse effect on our financial condition and financial performance.

Our cash flows from operations and current holdings of cash may not be adequate for our current and long-term needs.

Our liquidity, as we operate in a high fixed-cost environment, is highly dependent on our revenue volume and the timing of our capital expenditures, which can vary significantly from period to period. Depending on conditions in the semiconductor and FPD markets, our cash flows from operations and current holdings of cash may not be adequate to meet our current and long-term needs for capital expenditures, operations and debt repayments. Historically, in certain years, we have used external financing to fund these needs. Due to conditions in the credit markets and covenant restrictions on our existing debt, some financing instruments used by us in the past may not be available. Therefore, we cannot provide assurance that additional sources of financing would be available to us on commercially favorable terms, if at all, should our cash requirements exceed our existing cash, operating cash flows, and cash available under our credit agreements.

We may incur unforeseen charges related to possible future facility closures or restructurings.

We cannot provide assurance that there will not be facility closures or restructurings in the near or long term, nor can we assure that we will not incur significant charges should there be any future facility closures or restructurings.

We operate in a highly competitive environment, and, should we be unable to meet our customers’ requirements for product quality, timeliness of delivery or technical capabilities, our revenue could be adversely affected.

The photomask industry is highly competitive, and most of our customers utilize more than one photomask supplier. Our competitors include Compugraphics International, Ltd., Dai Nippon Printing Co., Ltd (outside of Taiwan and China), Hoya Corporation, LG Innotek Co., Ltd., Supermask Co., Ltd., SK-Electronics Co. Ltd., Shenzhen New Way Photomask Making Co., Ltd., Taiwan Mask Corporation, and Toppan Printing Co., Ltd. We also compete with semiconductor and FPD manufacturers' captive photomask manufacturing operations, some of which market their photomask manufacturing services to outside customers. We expect to face continued competition from these and other suppliers in the future. Some of our competitors have substantially greater financial, technical, sales, marketing, or other resources than we do. Also, when producing smaller geometry photomasks, some of our competitors may be able to more rapidly develop and produce such masks, and achieve higher manufacturing yields than we can. We believe that consistency of product quality, timeliness of delivery, competitive pricing, technical capability, and service are the principal factors considered by customers when selecting their photomask suppliers. Our inability to meet these competitive requirements could have a material adverse effect on our business and results of operations. In the past, competition has led to pressure to reduce prices and the need to invest in advanced manufacturing technology, which we believe contributed to the decrease in the number of independent photomask suppliers. These pressures may continue in the future.

We operate in a global, competitive environment which gives rise to operating and market risk exposure.

We sell our products in a competitive, global environment, and compete worldwide for sales on the basis of product quality, price, technology, and customer service. Sales of our products are also subject to federal, state, local, and foreign taxes, laws and regulations, trade agreements, import and export controls, and duties and tariffs. The imposition of additional regulations or controls including export controls and duties and tariffs or changes to bilateral and regional trade agreements, could negatively impact our results of operations.

Our substantial non-US operations are subject to additional risks.

Revenues from our non-U.S. operations were approximately 81%, 79% and 77% of our total revenues in fiscal years 2019, 2018 and 2017, respectively. We believe that maintaining significant international operations requires us to have, among other things, a local presence in the geographic markets that we supply. This requires significant investments in financial, managerial, operational, and other resources. Since 1996, we have significantly expanded our operations in international markets by acquiring existing businesses in Europe, acquiring majority equity interests in photomask manufacturing operations in Korea and Taiwan, building a manufacturing facility for FPD photomasks in Taiwan, and two manufacturing facilities in China. In order to enable us to optimize our investments and other resources, we closely monitor the semiconductor and FPD manufacturing markets for indications of geographic movement and, in conjunction with these efforts, continue to assess the locations of our manufacturing facilities. These assessments may result in the opening or closing of facilities.

Operations outside of the United States are subject to inherent risks, including: fluctuations in exchange rates; unstable political and economic conditions in various countries; changes in economic alliances; unexpected changes in regulatory requirements; compliance with a variety of burdensome foreign laws and regulations; compliance with anti-bribery and anti-corruption laws (such as the Foreign Corrupt Practices Act); tariffs and other trade barriers; difficulties in staffing and managing international operations; and longer accounts receivable payment cycles. In addition: foreign countries may enact other restrictions on foreign trade or investment, including currency exchange controls; trade sanctions could result in our losing access to customers and suppliers; legislation may cause agreements to be difficult to enforce; accounts receivable may be difficult to collect, or we may be subject to adverse tax consequences. These factors may have a material adverse effect on our ability to generate revenues outside of the United States and, consequently, on our business and results of operations.

Our business could suffer as a result of the United Kingdom’s decision to end its membership in the European Union.

The decision of the United Kingdom to exit from the European Union (generally referred to as “BREXIT”) could cause disruptions to, and create uncertainty surrounding, our business, including affecting our relationships with existing and potential customers, suppliers, and employees. The effects of BREXIT will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The measures could potentially disrupt some of our target markets and jurisdictions in which we operate, and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, BREXIT could lead to legal uncertainty and potentially divergent national laws and regulations, as the United Kingdom determines which European Union laws to replace or replicate. BREXIT also may create global economic uncertainty, which may cause our customers and potential customers to monitor their costs and reduce their budgets for either our products or other products that incorporate our products. Any of these effects of BREXIT, among others, could materially adversely affect our business, business opportunities, results of operations, financial condition, and cash flows. The United Kingdom’s deadline to leave the European Union has twice been extended, from its original date of March 31, 2019, to its current date of January 31, 2020. In light of the recent UK elections, BREXIT is now a virtual certainty.

Changes in foreign currency exchange rates could have a material adverse effect on our results of operations, financial condition, or cash flows.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and are reported in U.S. dollars. Our operations have transactions and balances denominated in currencies other than the U.S. dollar; primarily the South Korean won, New Taiwan dollar, Japanese yen, Chinese renminbi, euro, Singapore dollar, and the British pound sterling. In fiscal year 2019, we recorded a net loss from changes in foreign currency exchange rates of $1.3 million in our statement of income, while our net assets decreased by $2.9 million as a result of the translation of foreign currency financial statements to U.S. dollars. Significant foreign currency fluctuations may adversely affect our results of operations, financial condition, or cash flows.

Our business depends on managerial and technical personnel, who are in great demand, and our inability to attract and retain qualified employees could adversely affect our business and results of operations.

Our success depends, in part, upon key managerial and technical personnel, as well as our ability to continue to attract and retain additional qualified personnel. The loss of certain key personnel (i.e. CEO, CTO, etc.) could have a material adverse effect on our business and results of operations. We cannot offer assurance that we can retain our key managerial and technical employees, or that we can attract similar additional employees in the future.

We may be unable to enforce or defend our ownership and use of proprietary technology, and the utilization of unprotected company developed technology by our competitors could adversely affect our business, results of operations, and financial position.

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

We may become the subject of infringement claims or legal proceedings by third parties with respect to current or future products or processes. Any such claims, with or without merit, or litigation to enforce or protect our intellectual property rights that require us to defend against claimed infringements of the rights of others, could result in substantial costs, diversion of resources, and product shipment delays or could force us to enter into royalty or license agreements, rather than dispute the merits of these claims. Any of the foregoing could have a material adverse effect on our business, results of operations, and financial position.

We may be unprepared for changes to environmental laws and regulations and may incur liabilities arising from environmental matters.

We are subject to numerous environmental laws and regulations that impose various environmental controls on, among other things, the discharge of pollutants into the air and water and the handling, use, storage, disposal, and clean-up of solid and hazardous wastes. Changes in these laws and regulations may have a material adverse effect on our financial position and results of operations, and inadequate compliance with their requirements could give rise to significant liabilities.

If we violate environmental, health or safety laws or regulations, in addition to being required to correct such violations, we can be held liable in administrative, civil, or criminal proceedings, and substantial fines and other sanctions could be imposed that could disrupt or limit our operations. Liabilities associated with the investigation and cleanup of hazardous substances, as well as personal injury, property damages or natural resource damages arising from the release of, or exposure to, such hazardous substances, may be imposed in many situations without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally (so that a responsible party may be held liable for more than its share of the losses involved, or even the entire loss). Such liabilities may also be imposed on many different entities with a relationship to the hazardous substances at issue, including, for example, entities that formerly owned or operated the property affected by the hazardous substances and entities that arranged for the disposal of the hazardous substances at the affected property, as well as entities that currently own or operate such property. The nature of our business, including historical operations at our current and former facilities, exposes us to risks of liability under these laws and regulations due to the production, storage, use, transportation and sale of materials that can cause contamination or personal injury if released into the environment. Additional information may arise in the future concerning the nature or extent of our liability with respect to identified sites and additional sites that may be identified, for which we are alleged to be liable.

Our production facilities could be damaged or disrupted by natural disasters or labor strikes, either of which could adversely affect our financial position, results of operations, and cash flows.

A major catastrophe, such as an earthquake or other natural disaster, labor strike, or work stoppage at any of our manufacturing facilities, or a manufacturing facility of our suppliers or customers, could result in a prolonged interruption of our business. A disruption resulting from any one of these events could cause significant delays in shipments of our products and the loss of revenue and customers, which could have a material adverse effect on our financial position, results of operations, and cash flows. Our facilities in Taiwan are located in a seismically-active area.

Our sales can be impacted by the health and stability of the general economy, which could adversely affect our results of operations and cash flows.

Unfavorable general economic conditions in the U.S. or other countries in which we or our customers conduct business may have the effect of reducing the demand for photomasks. Economic downturns may lead to a decrease in demand for end products whose manufacturing processes involve the use of photomasks, which may result in a reduction in new product design and development by semiconductor or FPD manufacturers, and adversely affect our results of operations and cash flows.

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

Our business could be adversely affected by terrorist acts, widespread outbreaks of infectious diseases, or the outbreak or escalation of wars, especially in the Asian markets in which we generate a significant portion of our sales and in Japan where we purchase raw materials and capital equipment. Such events in the geographic regions in which we do business, including escalations of political tensions and military operations within the Korean Peninsula, where a significant portion of our foreign operations are located, could have material adverse impacts on our revenue, cost and availability of raw materials, results of operations, cash flows, and financial condition.

Servicing our debt requires a significant amount of cash, and we may not generate sufficient cash flows from our operations to pay our indebtedness.

Our ability to make scheduled payments of debt principal and interest, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate sufficient cash flows from operations to fund operations, service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness would depend upon the conditions in the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Factors that may influence the price of our common stock include, but are not limited to, the following:

•	loss of any of our key customers or suppliers;
•	additions or departures of key personnel;
•	third party sales of common stock;
•	our ability to execute our business plan, including but not limited to, our expansion into China;
•	announcements and consummations of business acquisitions;
•	operating results that fall below expectations;
•	issuances or repurchases of our common stock;
•	intellectual property disputes;
•	industry developments;
•	news or disclosures by competitors or customers;
•	business combinations, divestitures, or bankruptcies by customers, suppliers, or competitors;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

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

Our internal controls over financial reporting may not prevent or detect misstatements because of their inherent limitations in detecting human errors, the circumvention or overriding of controls, or fraud; even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we: fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls; otherwise fail to prevent financial reporting misstatements; or if we experience difficulties in implementing internal controls, our business and operating results could be harmed, and we could fail to meet our financial reporting obligations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table presents certain information about the Company's photomask manufacturing facilities:

Location	Type of Interest

Allen, Texas	Owned
Boise, Idaho	Owned
Brookfield, Connecticut	Owned
Bridgend, Wales	Leased
Cheonan, Korea	Owned
Hefei, China	Owned	(1)
Dresden, Germany	Leased
Hsinchu, Taiwan	Owned	(1)
Hsinchu, Taiwan	Leased
Taichung, Taiwan	Owned	(1)
Xiamen, China	Owned	(1)

(1)  The Company owns its manufacturing facility in Hefei, Taichung, Xiamen, and one of its manufacturing facilities in Hsinchu. However, it leases the related land.

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

The common stock of the Company is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol PLAB. On December 13, 2019, the closing sale price of our Common Stock, per the NASDAQ Global Select Market, was $15.94. Based on available information, we estimate that we have approximately 9,400 shareholders.

To date, we have not paid any cash dividends on Photronics shares, and, for the foreseeable future, we anticipate that earnings will continue to be retained for use in our business. Further, our credit agreement limits the amount that can be paid as cash dividends on Photronics stock.

Issuer Purchases of Equity Securities

In August 2019, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act of 1933 (as amended). The repurchase program may be suspended or discontinued at any time.

In July 2018 and October 2018, the Company’s board of directors authorized the repurchase of up to $20 million and $25 million, respectively, of its common stock, to have been executed in open-market transactions or in accordance with a repurchase plan under Rule 10b5-1 of the Securities Act of 1933 (as amended). The July 2018 repurchase program was completed in October 2018, and the October 2018 repurchase program was terminated on February 1, 2019.

August 2019 Authorization	Total Number of Shares Purchased (in millions)	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program (in millions)	Dollar Value of Shares That May Yet Be Purchased (in millions)

Fiscal year 2019 repurchases

September 23, 2019 – October 31, 2019	1.0	$11.05	1.0	$89.0
Total	1.0		1.0

2018 Authorizations	Total Number of Shares Purchased (in millions)	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program (in millions)	Dollar Value of Shares That May Yet Be Purchased (in millions)

Fiscal year 2019 repurchases

November 1, 2018 – November 25, 2018	0.2	$9.49	0.2	$20.1
November 26, 2018 – December 23, 2018	0.7	$9.38	0.7	$13.4
December 24, 2018 – January 27, 2019	0.2	$9.41	0.2	$11.2	*
Total	1.1	$9.40	1.1

Fiscal year 2018 repurchases	Total Number of Shares Purchased (in millions)	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program (in millions)	Dollar Value of Shares That May Yet Be Purchased (in millions)

July 10, 2018 – July 29, 2018	0.8	$8.72	0.8	$13.2
July 30, 2018 – August 26, 2018	0.9	$9.05	0.9	$5.0
September 23, 2018 – October 31, 2018	0.9	$9.46	0.9	$21.9
Total	2.6	$9.04	2.6

* The share repurchase program was terminated on February 1, 2019, with no additional shares being purchased subsequent to January 27, 2019.

Securities authorized for issuance under equity compensation plans

The information regarding our equity compensation required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from the Photronics, Inc. 2020 Definitive Proxy Statement in Item 12 of Part III of this report. The 2020 Definitive Proxy Statement will be filed within 120 days after our fiscal year ended October 31, 2019.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data (in thousands, except per share amounts and employees) is derived from our audited consolidated financial statements. The data should be read in conjunction with the audited consolidated financial statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended
	October 31, 2019	October 31, 2018	October 29, 2017	October 30, 2016	November 1, 2015

OPERATING DATA:

Revenue	$550,660	$535,276	$450,678	$483,456	$524,206

Gross profit	$120,841	$131,503	$91,315	$118,706	$143,136

Gross margin	21.9%	24.6%	20.3%	24.6%	27.3%

Operating income	$52,121	$65,627	$31,868	$52,475	$72,233

Operating margin	9.5%	12.3%	7.1%	10.9%	13.8%

Effective tax rate (a)	20.1%	10.7%	19.9%	7.9%	18.8%

Net income (a), (b), (c), (d)	$40,491	$61,236	$21,289	$55,676	$56,859

Net income attributable to Photronics, Inc. shareholders (a), (b), (c), (d)	$29,793	$42,055	$13,130	$46,200	$44,625
Earnings per share:

Basic (a), (b), (c), (d)	$0.45	$0.61	$0.19	$0.68	$0.67

Diluted (a), (b), (c), (d)	$0.44	$0.59	$0.19	$0.64	$0.63

Weighted-average diluted number of common shares outstanding:	69,155	74,821	69,288	76,354	78,383

Net cash provided by operating activities	$68,386	$130,567	$96,833	$122,137	$133,195

Purchase of property, plant and equipment	$178,375	$92,585	$91,965	$50,147	$104,033

Purchase of treasury stock	$21,696	$23,111	$-	$-	$-

Employees	1,775	1,575	1,475	1,530	1,550

BALANCE SHEET DATA
	As of

	October 31, 2019	October 31, 2018	October 29, 2017	October 30, 2016	November 1, 2015

Working capital	$275,573	$311,655	$367,348	$360,269	$168,237
Property, plant and equipment, net	$632,441	$571,781	$535,197	$506,434	$547,284
Total assets	$1,118,665	$1,110,009	$1,020,794	$987,988	$1,042,811
Long-term debt	$41,887	$-	$57,337	$61,860	$67,120
Total Photronics, Inc. shareholders’ equity	$769,892	$759,671	$744,564	$710,363	$646,555
Noncontrolling interests	$141,200	$144,898	$120,731	$115,111	$115,511

(a)	In 2016, includes tax benefits in Taiwan of $4.8 million primarily related to the recognition of prior period tax benefits and other tax positions no longer deemed necessary.
(b)	In 2018, includes $0.6 million gain on sale of assets.
(c)	In 2016, includes $8.8 million gain on sale of investment in a foreign entity and $0.2 million gain on the sale of the Company’s 49.99% interest in the MP Mask joint venture.
(d)	In 2015, includes $0.9 million of financing expenses related to the exchange of $57.5 million of 3.25% convertible senior notes.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We sell substantially all of our photomasks to semiconductor designers and manufacturers, and manufacturers of FPDs. Photomask technology is also being applied to the fabrication of other higher performance electronic products such as photonics, micro-electronic mechanical systems, and certain nanotechnology applications. Our selling cycle is tightly interwoven with the development and release of new semiconductor and FPD designs and applications, particularly as they relate to the semiconductor industry's migration to more advanced product innovation, design methodologies, and fabrication processes. We believe that the demand for photomasks primarily depends on design activity rather than sales volumes from products manufactured using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. However, the reduced use of customized ICs, reductions in design complexity, other changes in the technology or methods of manufacturing or designing semiconductors, or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks ‒ even if the demand for semiconductors and FPDs increases. Advances in semiconductor, FPD, and photomask design and semiconductor and FPD production methods that shift the burden of achieving device performance away from lithography could also reduce the demand for photomasks. Historically, the microelectronic industry has been volatile, experiencing periodic downturns and slowdowns in design activity. These downturns have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices with a concomitant effect on revenue and profitability.

We are typically required to fulfill customer orders within a short period of time, sometimes within twenty-four hours. This results in a minimal level of backlog orders, typically one to two weeks of backlog for IC photomasks and two to three weeks of backlog for FPD photomasks.

The global semiconductor industry is driven by end markets which have been closely tied to consumer-driven applications of high-performance devices, including, but not limited to, mobile display devices, mobile communications, and computing solutions. While we cannot predict the timing of the industry's transition to volume production of next-generation technology nodes, or the timing of up and down cycles with precise accuracy, we believe that such transitions and cycles will continue into the future, beneficially and adversely affecting our business, financial condition, and operating results as they occur. We believe our ability to remain successful in these environments is dependent upon the achievement of our goals of being a service and technology leader and efficient solutions supplier, which we believe should enable us to continually reinvest in our global infrastructure.

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

State-of-the-art production for semiconductor masks is considered to be 28 nanometer and smaller for ICs and Generation 8 and above and AMOLED display-based process technologies for FPDs. However, 32 nanometer and above geometries for semiconductors and Generation 7 and below, excluding AMOLED, process technologies for FPDs constitute the majority of designs currently being fabricated in volume. At these geometries, we can produce full lines of photomasks, and there is no significant technology employed by our competitors that is not available to us. We expect 28 nanometer and below designs to continue to move to wafer fabrication throughout fiscal 2020, and we believe we are well positioned to service an increasing volume of this business as a result of our investments in manufacturing processes and technology in the regions where our customers are located.

The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, we will be required to continually anticipate, respond to, and utilize changing technologies. In particular, we believe that, as semiconductor geometries continue to become smaller, and FPD designs become larger or otherwise more advanced, we will be required to manufacture even more complex optically-enhanced reticles, including optical proximity correction and phase-shift photomasks. Additionally, demand for photomasks has been, and could in the future be, adversely affected by changes in semiconductor and high-performance electronics fabrication methods that affect the type or quantity of photomasks used, such as changes in semiconductor demand that favor field-programmable gate arrays and other semiconductor designs that replace application-specific ICs, or the use of certain chip-stacking methodologies that lessen the emphasis on conventional lithography technology. Furthermore, increased market acceptance of alternative methods of transferring circuit designs onto semiconductor wafers could reduce or eliminate the need for photomasks in the production of semiconductors. As of the end of fiscal year 2019, one alternative method, direct-write lithography, has not been proven to be a commercially viable alternative to photomasks, as it is considered to be too slow for high-volume semiconductor wafer production, and we have not experienced a significant loss of revenue as a result of this or other alternative semiconductor design methodologies. However, should direct-write lithography or any other alternative method of transferring IC designs to semiconductor wafers without the use of photomasks achieve market acceptance, and we do not anticipate, respond to, or utilize these or other changing technologies due to resource, technological, or other constraints, our business and results of operations could be materially adversely affected.

Both our revenues and costs have been affected by the increased demand for high-end-technology photomasks that require more advanced manufacturing capabilities, but generally command higher average selling prices ("ASPs"). Our capital expenditure payments aggregated approximately $363 million for the three fiscal years ended October 31, 2019, which has significantly contributed to our cost of goods sold. We intend to continue to make the required investments to support the technological demands of our customers that we believe will position the Company for future growth. In support of this effort, we expect capital expenditure payments to be approximately $100 million in fiscal year 2020.

The manufacture of photomasks for use in fabricating ICs, FPDs, and other related products built using comparable photomask-based process technologies has been, and continues to be, capital intensive. Our employees and our integrated global manufacturing network represent a significant portion of our fixed operating cost base. Should our revenue decrease as a result of a decrease in design releases from our customers, we may have excess or underutilized production capacity, which could significantly impact our operating margins, or result in write-offs from asset impairments.

Recent Developments

In the first quarter of fiscal 2020, we acquired the remaining 0.2% of noncontrolling interests in PK, Ltd. for $0.6 million.

In the first quarter of fiscal 2020, we adopted ASU 2016-02 and all subsequent amendments, collectively codified in Accounting Standards Codification Topic 842 - “Leases” (“Topic 842”). This guidance requires modified retrospective adoption, either at the beginning of the earliest period presented or at the beginning of the period of adoption; we elected to apply the guidance at the beginning of the period of adoption, and recognized right-of-use leased assets of approximately $6.7 million, and corresponding lease liabilities, which were discounted at our incremental borrowing rates, on our November 1, 2019, consolidated balance sheet to reflect our adoption of the guidance. We do not expect our adoption of Topic 842 to affect our cash flows or our ability to comply with covenants under our credit agreements.

In the fourth quarter of fiscal 2019, our board of directors declared a dividend of one preferred stock purchase right (a “Right”), payable on or about October 1, 2019, for each share of common stock, par value $0.01 per share, of the Company outstanding on September 30, 2019, to the stockholders of record on that date. In connection with the distribution of the Rights, we entered into a Section 382 Rights Agreement (the “Rights Agreement”), dated as of September 23, 2019, between the Company and Computershare Trust Company, N.A., a federally chartered trust company, as rights agent. The purpose of the Rights Agreement is to deter trading of our common stock that would result in a change in control (as defined in Internal Revenue Control Section 382), thereby preserving our future ability to use our historical federal net operating losses and other Tax Attributes (as defined in the Rights Agreement). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.01 per share, at a price of $33.63, subject to adjustment. The Rights, which are described in the Company’s Current Report on Form 8-K filed on September 24, 2019, are in all respects subject to and governed by the provisions of the Rights Agreement. The Rights will expire at the earliest to occur of (i) the close of business on the day following the certification of the voting results of the Company’s 2020 annual meeting of stockholders, if at that meeting, or any other meeting of stockholders of the Company duly held prior to September 22, 2020, a proposal to approve this Rights Agreement is not passed by the affirmative vote of the majority of the voting interests; (ii) the date on which our board of directors determines, in its sole discretion, that the Rights Agreement is no longer necessary for the preservation of material valuable tax attributes, or the tax attributes have been fully utilized and may no longer be carried forward, and (iii) the close of business on September 22, 2022.

In the fourth quarter of fiscal 2019, PDMC, the Company’s majority-owned IC subsidiary in Taiwan, paid a dividend of which 49.99%, or approximately $18.9 million, was paid to noncontrolling interests.

In the fourth quarter of fiscal 2019, upon our request, a financing entity made an advance payment of $3.5 million to an equipment vendor. We entered into a Master Lease Agreement (“MLA”) with this financing entity, which became effective in July 2019. The MLA enables us to request advance payments or other funds to finance equipment to be leased or purchased in the U.S. In connection with this MLA, we have been approved for financing of $35 million for the purchase of a high-end lithography tool. Interest on this borrowing is payable monthly at thirty-day LIBOR plus 1% (2.76% at October 31, 2019), and will continue to accrue until the borrowing is repaid or, as allowed under the MLA, we enter into a lease for the equipment. We intend to enter into a lease agreement for the related equipment in fiscal year 2020.

In the fourth quarter of fiscal 2019, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act of 1933 (as amended). As of October 31, 2019, we had repurchased 1.0 million shares at a cost of $11.0 million (an average price of $11.05 per share). The repurchase program may be suspended or discontinued at any time.

In the second quarter of fiscal 2019, we repaid, upon maturity, the entire $57.5 million principal amount of the convertible senior notes we issued in April 2016.

In the first quarter of fiscal 2019, PDMC paid a dividend, of which 49.99%, or approximately $26.1 million, was paid to noncontrolling interests.

In the first quarter of fiscal 2019, PDMCX was approved for credit of $50 million, subject to certain limitations related to PDMCX registered capital at the time of the initial approval, pursuant to which PDMCX has and will enter into separate loan agreements (“the Project Loans”) for intermittent borrowings. The Project Loans, which are denominated in Chinese renminbi (RMB), are being used to finance certain capital expenditures in China. PDMCX granted liens on its land, building, and certain equipment as collateral for the Project Loans. As of October 31, 2019, PDMCX had borrowed 243.4 million RMB ($34.5 million) against this approval. Payments on these borrowings are due semi-annually through December 2025; the initial payment is scheduled for June 2020. See Note 6 of the financial statements for additional information on these loans.

In the first quarter of fiscal 2019, PDMCX received approval for unsecured credit of $25.0 million, pursuant to which PDMCX may enter into separate loan agreements. Under this credit agreement (the “Working Capital Loans”), PDMCX can borrow up to 140.0 million RMB to pay value-added taxes (“VAT”) and up to 60.0 million RMB to fund operations; combined total borrowings are limited to $25.0 million. As of October 31, 2019, PDMCX had outstanding 36.8 million RMB ($5.2 million) to fund operations, with repayments due one year from the borrowing dates of the separate loan agreements. As of October 31, 2019, PDMCX had outstanding 67.3 million RMB ($9.5 million) borrowed to pay VAT. Payments on these borrowings are due semiannually, at an increasing rate, through January 2022. See Note 6 of the consolidated financial statements for additional information on these loans.

In the fourth quarter of fiscal 2018, we entered into a five-year amended and restated credit agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A., as Syndication Agent, each of JPMorgan Chase Bank, N.A. and Merrill, Lynch, Pierce, Fenner & Smith Incorporated as joint bookrunners and joint lead arrangers, and each of JPMorgan Chase Bank, N.A., Bank of America, N.A., Citizens Bank, N.A., and TD Bank, N.A. as lenders from time to time party thereto. The Credit Agreement has a $50 million borrowing limit, with an expansion capacity to $100 million, and is secured by substantially all of our assets located in the United States and common stock we own in certain foreign subsidiaries. The Credit Agreement includes minimum interest coverage ratio, total leverage ratio, and minimum unrestricted cash balance covenants (all of which we were in compliance with at October 31, 2019), and limits the amount of dividends, distributions, and redemptions we can pay on our common stock to an aggregate amount in 2019 of $100 million and $50 million annually thereafter. We had no outstanding borrowings against the Credit Agreement at October 31, 2019, and $50 million was available for borrowing. The interest rate on the Credit Agreement (2.78% at October 31, 2019) is based on our total leverage ratio at LIBOR plus a spread, as defined in the Credit Agreement.

In the fourth quarter of fiscal 2018, the Company’s board of directors authorized the repurchase of up to $25 million of its common stock, to have been executed in open-market transactions or in accordance with a repurchase plan under Rule 10b5-1 of the Securities Act of 1933 (as amended). The share repurchase program commenced, under Rule 10b5-1, on October 22, 2018, and was terminated on February 1, 2019. In total, we repurchased 1.5 million shares at a cost of $13.8 million (an average of $9.41 per share) under this authorization.

In the third quarter of fiscal 2018, the Company’s board of directors authorized the repurchase of up to $20 million of its common stock, which was effectuated in open-market transactions or in accordance with a repurchase plan under Rule 10b5-1 of the Securities Act of 1933 (as amended). The share repurchase program commenced on July 10, 2018, and ended in October 2018. In total, under this authorization, we repurchased 2.2 million shares at a cost of $20.0 million (an average of $8.97 per share).

In the third quarter of fiscal 2018, PDMC paid a dividend, of which 49.99%, or approximately $8.2 million, was paid to noncontrolling interests.

In the first quarter of fiscal 2018, we announced the successful closing of the China joint venture agreement with Dai Nippon Printing Co., Ltd. (“DNP”), which we had agreed to enter into and announced in the third quarter of fiscal 2017. Under the agreement, our wholly-owned Singapore subsidiary owns 50.01% of the joint venture, which is named Xiamen American Japan Photronics Mask Co., Ltd. (PDMCX), and a subsidiary of DNP owns the remaining 49.99%. The financial results of the joint venture, which commenced production in the third quarter of 2019, are included in the Photronics, Inc. consolidated financial statements. See Note 4 of the consolidated financial statements for additional information on the joint venture.

Results of Operations

The following tables present selected operating information expressed as a percentage of revenue:

	Three Months Ended

	October 31, 2019	July 28, 2019	October 31, 2018

Revenue	100.0%	100.0%	100.0%
Cost of goods sold	75.6	77.9	75.5

Gross profit	24.4	22.1	24.5
Selling, general and administrative expenses	7.8	9.5	9.3
Research and development expenses	2.9	2.9	2.7

Operating income	13.7	9.7	12.5
Other income (expense), net	(3.9)	(0.2)	1.5

Income before income tax provision	9.8	9.5	14.0
Income tax provision	1.5	2.4	2.4

Net income	8.3	7.1	11.6
Net income attributable to noncontrolling interests	2.1	2.5	3.0

Net income attributable to Photronics, Inc. shareholders	6.2%	4.6%	8.6%

	Year Ended

	October 31, 2019	October 31, 2018	October 29, 2017

Revenue	100.0%	100.0%	100.0%
Cost of goods sold	78.1	75.4	79.7

Gross profit	21.9	24.6	20.3
Selling, general and administrative expenses	9.5	9.6	9.7
Research and development expenses	2.9	2.7	3.5

Operating income	9.5	12.3	7.1
Other income (expense), net	(0.3)	0.5	(1.2)

Income before income tax provision	9.2	12.8	5.9
Income tax provision	1.9	1.4	1.2

Net income	7.3	11.4	4.7
Net income attributable to noncontrolling interests	1.9	3.5	1.8

Net income attributable to Photronics, Inc. shareholders	5.4%	7.9%	2.9%

Note: All the following tabular comparisons, unless otherwise indicated, are for the three months ended October 31, 2019 (Q4 FY19), July 28, 2019 (Q3 FY19) and October 31, 2018 (Q4 FY18), and for the fiscal years ended October 31, 2019 (FY19) and October 31, 2018 (FY18). Please refer to the MD&A in our 2018 Annual Report on Form 10-K for comparative discussion of our fiscal years ended October 31, 2018 and October 29, 2017.

Revenue

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

The following tables present changes in disaggregated revenue in Q4 FY19 and FY 19 from revenue in prior reporting periods. Columns many not total due to rounding.

Quarterly Changes in Revenue by Product Type

	Q4 FY19 from Q3 FY19			Q4 FY19 from Q4 FY18
	Revenue in Q4 FY19	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change

IC
High-end	$45.0	$6.5	16.9%	$5.5	14.0%
Mainstream	67.6	5.9	9.5%	(3.9)	(5.4)%

Total IC	$112.5	$12.4	12.3%	$1.7	1.5%

FPD
High-end	$28.5	$2.5	9.8%	$6.5	29.4%
Mainstream	15.2	3.3	27.2%	3.5	29.5%

Total FPD	$43.7	$5.8	15.3%	$9.9	29.4%

Total Revenue	$156.3	$18.1	13.1%	$11.6	8.0%

Quarterly Changes in Revenue by Geographic Origin

	Q4 FY19 from Q3 FY19			Q4 FY19 from Q4 FY18

	Revenue in Q4 FY19	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change

Taiwan	$68.9	$7.6	12.4%	$6.6	10.6%
Korea	37.3	0.2	0.6%	(3.4)	(8.4)%
United States	30.5	5.1	20.1%	(0.2)	(0.8)%
Europe	7.9	(0.1)	(1.0)%	(1.9)	(19.6)%
China	11.3	5.4	89.8%	10.7	1,692.9%
Other	0.4	(0.1)	(16.6)%	(0.1)	(22.6)%

Total revenue	$156.3	$18.1	13.1%	$11.6	8.0%

Revenue increased 13.1% in Q4 FY19, compared with Q3 FY19, as both mainstream and high-end revenue increased. The largest increases in percentages were in FPD mainstream and IC high-end masks, which increased 27.2% and 16.9%, respectively. Revenues from China-based customers represented 33% of our total revenues in Q4 FY19. While some of the China-based revenue reflected a 77.5% increase in revenue at our FPD plant in China, much of the increase was due to increased shipments into China from IC facilities in Taiwan and Korea, both of which operated at full capacity during Q4 FY19. Our IC facility in China was, and is expected to be for a significant part of fiscal 2020, in the qualification stage with many of its customers; however, revenues increased significantly from Q3 FY19.

Revenue increased 8.0% in Q4 FY19, compared with Q4 FY18, primarily as a result of increased mainstream and high-end FPD growth, both of which increased over twenty-nine percent from the prior year quarter. High-end IC revenue also contributed to the increase, growing at 14.0%. Our expansion into China, as a ship-to destination from our Taiwan and Korea facilities, and from local production was a significant driver of the increase.

Year-over-Year Changes in Revenue by Product Type.

	FY19 from FY18
	Revenue in FY19	Increase (Decrease)	Percent Change

IC
High-end	$156.4	$(3.9)	(2.5)%
Mainstream	249.8	(5.9)	(2.3)%

Total IC	$406.2	$(9.9)	(2.4)%

FPD
High-end	$98.8	$22.7	29.9%
Mainstream	45.6	2.5	5.8%

Total FPD	$144.5	$25.3	21.2%

Total Revenue	$550.7	$15.4	2.9%

Year-over-Year Changes in Revenue by Geographic Origin

	FY19 from FY18

	Revenue in FY19	Increase (Decrease)	Percent Change

Taiwan	$244.4	$7.3	3.1%
Korea	147.7	0.7	0.5%
United States	105.0	(7.6)	(6.7)%
Europe	32.6	(3.0)	(8.3)%
China	19.0	17.9	1,543.0%
Other	1.9	0.1	4.5%

Total Revenue	$550.7	$15.4	2.9%

Revenue increased 2.9% in FY19, compared with FY18, to a record high of $550.7 million. A 29.9% increase in high-end FPD sales was primarily responsible for the increase, with strong demand for mobile displays driving much of the increase. Our China FPD facility, which commenced production late in the second quarter, contributed 11.4% of our total FPD revenue. Overall IC revenues decreased from FY18 by 2.4%, as both mainstream and high-end IC revenues fell between 2 to 3%. The decrease was geographically broad-based, with our Taiwan IC facility being a notable exception, as its revenue grew 3.8%.

We anticipate a softening of the demand for G10.5+ FPD photomasks, which we expect to be offset to some extent by a strengthening of the demand for AMOLED photomasks. We expect our customers to continue to focus on improving mobile displays, including the development of foldable smartphones. Should demand increase sufficiently, we will be ready to increase our capacity to meet customer demands by expanding the production capacity of our FPD facility in China. We currently have two lithography tools on order that will enable us to expand our Asian capacity for mainstream photomasks, which are often used for certain layers of high-end applications. We anticipate that IC demand will be stable to improving. As ASPs for high-end masks are high, a relatively small shift in the timing of their demand can have an out-sized effect on the timing of our revenues.

The impact, if any, on our business of changing geopolitical conditions, such as U.S.-China trade relations, tensions between the Republic of South Korea and Japan, and the effects of the United Kingdom potentially exiting the European Union cannot be predicted.

Gross Margin

				Percent Change

	Q4 FY19	Q3 FY19	Q4 FY18	Q4 FY19 from Q3 FY19	Q4 FY19 from Q4 FY18

Gross profit	$38.2	$30.6	$35.4	24.8%	7.7%
Gross margin	24.4%	22.1%	24.5%

Gross margin increased 2.3% from Q3 FY19 to 24.4%, primarily as a result of the $18.2 million increase in revenue discussed above. Contribution margin from our high operating leverage, 1.9% decrease in compensation and related expenses as a percent of revenue, offset increased overhead costs which were primarily driven by increased equipment costs of $2.4 million and outside processing costs of $0.5 million. Material costs, as a percent of revenue, decreased by 0.4% from the prior quarter.

Gross margin decreased by 0.1% from Q4 FY18, primarily due to a 11.3% increase in overhead costs as a percent of revenue. Significant increases from the prior year quarter included depreciation expense of $3.6 million and service contract expense of $1.2 million, both of which resulted from our increased installed tool base in China. Increases in other non-equipment related overhead costs of $1.4 million were incurred at our two China-based manufacturing facilities, in which production commenced, but had not yet reached capacity, in fiscal 2019. On a consolidated basis, both material and compensation-related expenses, as a percentage of revenue, did not change significantly from the prior year quarter.

			Percent Change

	FY19	FY18	FY19 from FY18

Gross profit	$120.8	$131.5	(8.1)%
Gross margin	21.9%	24.6%

On a year-to-date basis, gross margin decreased 2.7%; increased losses at our two China-based facilities constituting the most significant causes. Our FPD facility in China commenced production late in Q2 FY19, and our IC facility commenced production in Q3 FY19.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.0 million, or 7.5%, to $12.1 million in Q4 FY19, from $13.1 million in Q3 FY19, and by $1.4 million, or 10.1%, from $13.5 million in Q4 FY18, primarily due to decreased compensation and related expenses of $1.0 and $1.3 million from the respective comparative periods. On a full-year basis, selling, general and administrative expenses increased $0.9 million, or 1.8%, in FY19 to $52.3 million, from $51.4 million in FY18, primarily due to a reduction in bad debt recoveries of $0.8 million in FY19, as compared with FY18.

Research and Development Expenses

Research and development expenses consist of development efforts related to high-end process technologies for 28nm and smaller IC nodes. In Asia, in addition to the focus on high-end IC process technology nodes, G8 and above FPDs and AMOLED applications are also under development.

Research and development expenses increased $0.5 million to $4.5 million in Q4 FY19, or 12.2%, from Q3 FY19, primarily as a result of increased development costs of $0.9 million at our China facilities. A decrease from the prior quarter in research and development expense of $0.8 million in the U.S. was somewhat offset by increased expenses of $0.4 million at our other Asia-based facilities. Research and development expenses increased $0.6 million, or 16.3%, in Q4 FY19 over Q4 FY18. The increase was due to $1.1 million of expense incurred at our China-based facilities, both of which commenced operations in FY19; decreased expense in the U.S. of $0.8 million was partially offset by increased spending of $0.3 million at our other Asia-based facilities.

On a full-year basis, research and development expenses increased $1.9 million in FY19, or 13.2%, to $16.4 million. The increase is largely attributable to spending of $1.6 million at our China-based facilities, which commenced operations in FY19. The remainder of the increase is primarily attributable to increased development spending at our IC facility in Taiwan.

Other Income (Expense), net
	Q4 FY19	Q3 FY19	Q4 FY18

Interest income and other income (expense), net	$(5.9)	$-	$2.9
Interest expense	(0.2)	(0.4)	(0.6)

Total other income (expense)	$(6.1)	$(0.4)	$2.3

Interest income and other income (expense), net decreased by $5.9 million in Q4 FY19, compared with Q3 FY19, primarily as a result of increased foreign currency transaction losses of $6.2 million. Interest expense, which is related to our China-based debt, decreased $0.2 million in Q4 FY19 from Q3 FY19; interest on our China-based debt is partially subsidized by a local authority.

Interest income and other income (expense), net decreased by $8.9 million in Q4 FY19, compared with Q4 FY18, primarily as a result of unrealized foreign currency remeasurement effect of $7.9 million. Also contributing to the decrease was a reduction in interest income of $0.5 million, which resulted from our lower average cash balances during the current year quarter, and the absence, in Q4 FY19, of $0.4 million of gains realized on the sales of assets in Q4 FY18. Interest expense decreased $0.4 million in Q4 FY19 from Q4 FY18. The decrease is attributable to the repayment of our $57.5 million of 3.25% convertible senior notes in April 2019, the impact of which was somewhat offset by interest incurred on our China-based loans.

	FY19	FY18

Interest income and other income (expense), net	$-	$5.2
Interest expense	(1.4)	(2.3)

Total other income (expense)	$(1.4)	$2.9

Interest income and other income (expense), net decreased by $5.2 million on a full-year basis in FY19, compared with FY18, primarily as a result of: unrealized foreign currency remeasurement effects of $1.6 million; decreased interest income of $1.5 million (due to our lower average cash balances); a reduction, in the current year, of $1.0 million of gains realized on the sales of assets; and a decrease in subsidy income in China of $0.7 million. Interest expense decreased $0.9 million in FY19 from FY18. The decrease is attributable to the repayment of our $57.5 million of 3.25% convertible senior notes in April 2019, the impact of which was somewhat offset by interest incurred on our China-based loans.

Income Tax Provision

Certain provisions of the U.S. Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, were effective for tax years beginning on or after January 1, 2018. As a fiscal year U.S. taxpayer, these provisions were applied to our fiscal year 2019, including the elimination of the domestic manufacturing deduction, which created new taxes on certain foreign sourced income, and introduced new limitations on certain business deductions.

	Q4 FY19	Q3 FY19	Q4 FY18

Income tax provision	$2.3	$3.2	$3.6
Effective income tax rate	15.1%	24.7%	17.5%

The effective income tax rate is sensitive to the jurisdictional mix of our earnings, due, in part, to the non-recognition of tax provisions and benefits on losses in jurisdictions with valuation allowances.

The effective income tax rate decreased in Q4 FY19, compared with Q3 FY19, primarily due to the non-recognition of tax provisions in Q4 FY19 on U.S. quarterly income, compared with the non-recognition of tax benefits in Q3 FY19 on losses in the U.S.; the non-recognition of tax provisions and benefits in both quarters was a result of valuation allowances applying to those provisions and benefits. The effective income tax rate decreased in Q4 FY19 from Q4 FY18, for the same reasons; however, the effective income tax rate decrease was somewhat reduced by a decrease in the benefit of $0.9 million from a tax holiday in Taiwan.

	FY19	FY18

Income tax provision	$10.2	$7.3
Effective income tax rate	20.1%	10.7%

The increase in the effective income tax rate on a full-year basis in FY19, compared with FY18, was primarily due to FY18 recognition of a tax benefit related to $3.7 million of alternative minimum tax credits that became fully refundable under U.S. tax reform, and an FY19 decrease of $1.1 million in the recognition of previously unrecognized tax benefits; the change in unrecognized tax benefits resulted from the differences in audit settlements and expirations of assessment period statutes of limitations between the two periods.

We consider all available evidence when evaluating the potential future realization of deferred tax assets, and when, based on the weight of all available evidence, we determine that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we reduce our deferred tax assets by a valuation allowance. We also regularly assess the potential outcomes of ongoing and future tax examinations and, accordingly, have recorded accruals for such contingencies. Included in the balance of unrecognized tax benefits as of both October 31, 2019 and October 31, 2018, are $1.9 million, recorded in Other liabilities in the consolidated balance sheets that, if recognized, would impact the effective tax rates.

Net Income Attributable to Noncontrolling Interests

	Q4 FY19	Q3 FY19	Q4 FY18	FY19	FY18

Net income attributable to noncontrolling interest	$3.3	$3.5	$4.3	$10.7	$19.2

The changes, for all comparative periods, in net income attributable to noncontrolling interests were due to changes in net income at our IC manufacturing facilities in Taiwan and China, in which noncontrolling interests hold 49.99% ownership interests.

Liquidity and Capital Resources
	October 31, 2019	October 31, 2018
	(in $ millions)	(in $ millions)

Cash and cash equivalents	$206.5	$329.3

Net cash provided by operating activities	$68.4	$130.6
Net cash used in investing activities	$(151.4)	$(90.9)
Net cash used in financing activities	$(42.1)	$(13.8)

We had cash and cash equivalents of $206.5 million at the end of FY19, compared with $329.3 million at the end of fiscal 2018. The net decrease is primarily attributable to:

- $57.5 million used to repay our convertible senior notes;
- $178.4 million used to purchase capital assets (the preponderance of which related to equipping our China-based facilities);
- $21.7 million used to repurchase our common stock;
- $15.7 million dividends, net of contributions, paid to noncontrolling interests
- $54.6 million received from borrowings in China;
- $27.0 million received from government incentives in China and the U.S.,
- $68.4 million provided by operating activities.

As of October 31, 2019, our working capital was $275.6 million, compared with $311.7 million at the end of fiscal 2018. The $36.1 million net decrease is primarily attributable to:

- Decreased cash and cash equivalents of $65.2 million (net of $57.5 million used to repay our convertible senior notes, which had no impact on working capital);
- Increased inventories of $19.0 million, the predominance of which was to supply our China FPD facility and;
- Receivables for investment subsidies in China of $3.2 million at the end of FY19,
- Increased value added tax prepayments at our China-based facilities of $3.7 million.

The net cash provided by operating activities of $68.4 million in FY19 decreased $62.2 million, from $130.6 million provided in FY18. The net decrease was due primarily to:

- Lower net income of $20.7 million in YTD FY19;
- Increased trade accounts receivable of $13.7 million, primarily attributable to our $11.6 million increase in revenue in Q4 FY19, compared with Q4 FY18.
- A greater increase in the change in inventories balances of $11.4 million in FY19 (primarily attributable to the stocking of our FPD facility in China) and;
- An increase in value added tax prepayments related to our China facilities of $15.7 million in FY19. These prepayments are recoverable through future sales transactions of the facilities.

Net cash used in investing activities was $151.4 million in FY19, an increase of $60.5 million from $90.9 million used in FY18. The net increase was primarily attributable to increased capital expenditures of $85.8 million, the predominance of which related to the building and equipping of our China facilities. The increased capital expenditures were partially offset by $27.0 million received in China and the U.S. from investment incentives in FY19.

Net cash flows from financing activities increased from funds used of $13.8 million in FY18 to $42.1 million of funds used in FY19. Significant components of the net decrease were:

- $57.5 million used to repay (upon their maturity) our convertible senior notes;
- $45.1 million used to pay dividends to DNP (related to their 49.99% interest in our IC facility in Taiwan);
- $21.7 million used to acquire our common stock under share repurchase programs;
- $54.6 million received from borrowings in China and,
- $29.4 million contributed by DNP for their investment in our IC joint venture in China.

Foreign currency exchange rates contributed $2.4 million to our reported cash balance at October 31, 2019.

As of October 31, 2019, and October 31, 2018, our total cash and cash equivalents included $147.2 million and $244.5 million, respectively, held by our foreign subsidiaries. The majority of earnings of our foreign subsidiaries are considered to be indefinitely reinvested. Repatriation of these funds to the U.S. may subject them to U.S. state income taxes and local country withholding taxes in certain jurisdictions. Furthermore, our foreign subsidiaries continue to grow through the reinvestment of earnings in additional manufacturing capacity and capability, particularly in the high-end IC and FPD areas.

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

As of October 31, 2019, we had outstanding capital commitments of approximately $112 million. We intend to finance our capital expenditures with our working capital, contributions from our joint venture partners, cash generated from operations and, if necessary, additional borrowings. Our remaining funding commitment for our IC facility in China, which commenced production in the third quarter of fiscal 2019, was approximately $7 million as of October 31, 2019; we will fulfill this commitment over the next several quarters.

Cash Requirements

Our cash requirements in fiscal 2020 will primarily be for funding our operations, capital spending, (including the completion of our two facilities in China, and the acquisition of additional high-end equipment at other sites), and debt repayments. At our option, should we deem it to be an optimal use of our cash, we may repurchase some of our common stock. We believe that our cash on hand, cash generated from operations and amounts available to borrow will be sufficient to meet our cash requirements for the next twelve months. We regularly review the availability and terms at which we might issue additional equity or debt securities in the public or private markets. However, we cannot assure that additional sources of financing would be available to us on commercially favorable terms, should our cash requirements exceed our existing cash and cash available under our credit agreements.

Contractual Obligations

The following table presents our contractual obligations as of October 31, 2019:

	Payment due by period

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Debt (1)	$52,760	$10,873	$20,735	$10,029	$11,123

Operating leases	6,701	2,010	3,148	1,166	377

Purchase obligations (1)	130,270	105,579	24,691	-	-
Interest	7,385	2,433	3,034	1,609	309
Other noncurrent liabilities	11,436	1,046	2,656	2,658	5,076
Total	$208,552	$121,941	$54,264	$15,462	$16,885

(1) Included above, in the less-than-one-year amounts of Debt and Purchase Obligations, are $3.5 million and $30.8 million, respectively, which we intend to finance under a multi-year capital lease in fiscal 2020. As discussed in Note 6 of the consolidated financial statements, we have been approved for a lease to finance the purchase of a high-end lithography tool under an agreement entered into in fiscal 2019.

As of October 31, 2019, the Company had recorded accruals for uncertain tax positions and related interest and penalties of $1.9 million; these accruals were not included in the above table due to the high degree of uncertainty regarding the timing of future payments related to such liabilities.

Off-Balance Sheet Arrangements

In January 2018, the Company, through its wholly owned Singapore subsidiary, and DNP, through its wholly owned subsidiary “DNP Asia Pacific PTE, Ltd.” entered into a joint venture under which DNP obtained a 49.99% interest in our IC business in Xiamen, China. The joint venture, known as “Xiamen American Japan Photronics Mask Co., Ltd.” (“PDMCX”), was established to develop and manufacture photomasks for leading-edge and advanced-generation semiconductors. Under the Joint Venture Operating Agreement of PDMCX (“the Agreement”), DNP is afforded, under certain circumstances, the right to “put” its interest in PDMCX to the Company. These circumstances include disputes regarding the strategic direction of PDMCX that may arise after the initial two-year term of the Agreement that cannot be resolved between the two parties. In addition, both the Company and DNP have the option to purchase, or put, their interest from, or to, the other party, should their ownership interest fall below 20% for a period of more than six consecutive months. Under all such circumstances, the sales of ownership interests would be at the exiting party’s ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance. Should DNP exercise an option to put their, or purchase our, interest in PDMCX we may, depending on the relationship of the fair and book value of PDMCX’s net assets, incur a loss. As of October 31, 2019, the Company and DNP each had net investments in PDMCX of approximately $39.6 million.

We lease certain office facilities and equipment under operating leases that may require us to pay taxes, insurance and maintenance expenses related to the properties. Certain of these leases contain renewal or purchase options exercisable at the end of the lease terms. See Note 8 to the consolidated financial statements for additional information on these operating leases. In concurrence with our November 1, 2019, adoption of Accounting Standards Codification Topic 842 – “Leases”, we recognized right-of-use leased assets of approximately $6.7 million and corresponding lease liabilities, which were discounted at our incremental borrowing rates. As a result, most of our lease agreements ceased to be off-balance sheet arrangements on that date.

Business Outlook

 The majority of our revenue growth is expected to continue to come from the Asia region, with significant portion in China – in the forms of both shipments into China and masks produced in China. We are anticipating short-term seasonal softness, with growth in FPD potentially alleviating some portion of the seasonality. We are in the process of expanding our tool base to allow us to meet increased demand across all technology nodes, and, if warranted by market demand, are prepared to expand our production. Production at our China-based IC facility should begin to significantly increase during fiscal 2020. However, the timing of the increase is dependent on customer qualifications. Overall, in terms of IC business, we see opportunities for growth, either through the ramp-up of the China facility, or through a recovery in the memory market, which we believe to not be an unlikely scenario, sometime during the calendar year 2020.

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

Critical Accounting Estimates

Our consolidated financial statements are based on the selection and application of accounting policies, which require management to make significant estimates and assumptions. We believe the following to be the more critical areas that require judgment when applying our accounting policies:

•
the determination of whether revenues related to our revenue contracts should be recognized over time or at a point in time, as these determinations impact the timing of our reported revenues and net income;

•	the estimation of the point in the manufacturing process at which we are entitled to receive payment as we perform;
•
the determination of the useful lives of our property, plant, and equipment and the timing of when depreciation should begin on such assets, as these determinations can significantly impact our gross margin and research and development expenses;

•
the evaluation of the recoverability of our long-lived assets and definite-lived intangible assets, which requires us to forecast the future cash flows related to these assets; this evaluation can significantly impact our gross margin and operating expense;

•	the estimation of the collectability of our accounts receivable which impacts our gross margin and operating expenses;
•
the recognition and measurement of current and deferred income taxes, including the measurement of uncertain tax positions, which impacts our provision for income taxes and our tax-related asset and liability balances.

Please refer to Notes 1,7, and 11 to our consolidated financial statements for additional information related to these critical accounting estimates and our other significant accounting policies.

Recent Accounting Pronouncements

See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 22 Recent Accounting Pronouncements” for recent accounting pronouncements that may affect our financial reporting.

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

Our primary net foreign currency exposures as of October 31, 2019, included the South Korean won, the Japanese yen, the New Taiwan dollar, the Chinese renminbi, the Singapore dollar, the British pound sterling, and the euro. As of October 31, 2019, a 10% adverse movement in the value of these currencies against the functional currencies of our subsidiaries would have resulted in a net unrealized pre-tax loss of $33.1 million, which represents an increase of $19.9 million from the same movement as of October 31, 2018. The increase in foreign currency rate change risk is primarily the result of increased exposures of the Chinese renminbi and the South Korean won against the U.S. dollar. We do not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have had a material effect on our October 31, 2019 consolidated financial statements.

Interest Rate Risk

A 10% adverse movement in the interest rates on our variable rate borrowings would not have had a material effect on our October 31, 2019, consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and the Board of Directors of Photronics, Inc.
Brookfield, Connecticut

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Photronics, Inc. and subsidiaries (the "Company") as of October 31, 2019 and 2018, the related consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of equity, and consolidated statements of cash flows, for each of the three years in the period ended October 31, 2019, the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2019, based on the criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Company’s Audit Committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition on In-Process Production Orders — Refer to Note 7 to the consolidated financial statements

Critical Audit Matter Description

The Company recognizes revenue over time for in-process production orders that have not shipped for contracts with customers for which it has an enforceable right to bill and collect consideration, inclusive of a reasonable profit, in the event the in-process orders are cancelled by the customers. This results in the Company recording a corresponding contract asset as of period end for these contracts. Significant judgment is exercised by the Company in determining the amount of revenue to recognize for these contracts and the corresponding contract asset, specifically in estimating the point within the production cycle at which the production orders stand in relation to the Company’s enforceable right within the contract. Pursuant to these contracts, revenue recognized over time and the associated contract asset as of October 31, 2019 was $7.6 million.

We identified the determination of revenue recognized over time for in-process productions orders as of October 31, 2019 a critical auditing matter because of the significant estimates and assumptions management makes in determining the amount of revenue to recognize for these contracts. This required a high degree of audit judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s determination of the progress point of in-process orders and the amount of revenue recognized over time and the corresponding contract asset as of October 31, 2019.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s determination of the progress point of in-process orders and resulting revenue recognized over time and corresponding contract asset as of October 31, 2019 included the following:

- We tested the operating effectiveness of controls over management’s determination of the point in the production process and correlation to stated contractual rights.

- We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the consolidated financial statements.

- We selected a sample of in-process production orders as of October 31, 2019 and performed the following procedures for each selection:

- Obtained and read the contract.

- Physically observed existence of the in-process production order.

- Tested management’s identification of significant contract terms and resulting revenue recognition for the in-process production order.

- Tested management estimate of the production point for the in-process order and corresponding revenue recognition and contract asset based on the Company’s enforceable right within the contract.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
December 20, 2019

We have served as the Company’s auditor since 1991.

PHOTRONICS, INC.
Consolidated Balance Sheets
(in thousands, except per share amounts)
	October 31, 2019	October 31, 2018
ASSETS

Current assets:
Cash and cash equivalents	$206,530	$329,277
Accounts receivable, net of allowance of $1,334 in 2019 and $1,526 in 2018	134,454	120,515
Inventories	48,155	29,180
Other current assets	38,388	23,759
Total current assets	427,527	502,731

Property, plant and equipment, net	632,441	571,781
Intangible assets, net	7,870	12,368
Deferred income taxes	20,779	18,109
Other assets	30,048	5,020
Total assets	$1,118,665	$1,110,009

LIABILITIES AND EQUITY

Current liabilities:
Short-term debt	$8,731	$-
Current portion of long-term debt	2,142	57,453
Accounts payable	91,379	89,149
Accrued liabilities	49,702	44,474
Total current liabilities	151,954	191,076

Long-term debt	41,887	-
Other liabilities	13,732	14,364
Total liabilities	207,573	205,440

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 65,595 shares issued and outstanding at October 31, 2019, and 69,700 shares issued and 67,142 outstanding at October 31, 2018	656	697
Additional paid-in capital	524,319	555,606
Retained earnings	253,922	231,445
Treasury stock, 0 shares at October 31, 2019 and 2,558 shares at October 31, 2018	-	(23,111)
Accumulated other comprehensive loss	(9,005)	(4,966)
Total Photronics, Inc. shareholders' equity	769,892	759,671
Noncontrolling interests	141,200	144,898
Total equity	911,092	904,569
Total liabilities and equity	$1,118,665	$1,110,009

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended
	October 31, 2019	October 31, 2018	October 29, 2017

Revenue	$550,660	$535,276	$450,678
Cost of goods sold	429,819	403,773	359,363
Gross profit	120,841	131,503	91,315

Operating expenses:
Selling, general and administrative	52,326	51,395	43,585
Research and development	16,394	14,481	15,862
Total operating expenses	68,720	65,876	59,447
Operating income	52,121	65,627	31,868

Other income (expense):
Interest income and other income (expense), net	5	5,206	(3,068)
Interest expense	(1,425)	(2,262)	(2,235)
Income before income tax provision	50,701	68,571	26,565
Income tax provision	10,210	7,335	5,276
Net income	40,491	61,236	21,289
Net income attributable to noncontrolling interests	10,698	19,181	8,159
Net income attributable to Photronics, Inc. shareholders	$29,793	$42,055	$13,130
Earnings per share:
Basic	$0.45	$0.61	$0.19
Diluted	$0.44	$0.59	$0.19
Weighted-average number of common shares outstanding:
Basic	66,347	68,829	68,436
Diluted	69,155	74,821	69,288

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended
	October 31, 2019	October 31, 2018	October 29, 2017

Net income	$40,491	$61,236	$21,289
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,877)	(16,672)	19,799
Amortization of cash flow hedge	-	48	129
Other	(74)	101	478
Net other comprehensive (loss) income	(2,951)	(16,523)	20,406
Comprehensive income	37,540	44,713	41,695
Less: comprehensive income attributable to noncontrolling interests	11,786	14,515	14,003
Comprehensive income attributable to Photronics, Inc. shareholders	$25,754	$30,198	$27,692

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC.
Consolidated Statements of Equity
Years Ended October 31, 2019, October 31, 2018 and October 29, 2017
(in thousands)

	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive	Non- Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	(Loss) Income	Interests	Equity
Balance at October 30, 2016	68,080	$681	$541,093	$176,260	$-	$(7,671)	$115,111	$825,474
Net income	-	-	-	13,130	-	-	8,159	21,289
Other comprehensive income	-	-	-	-	-	14,562	5,844	20,406
Sales of common stock through employee stock option and purchase plan	459	5	2,877	-	-	-	-	2,882
Restricted stock awards vesting and expense	127	1	1,508	-	-	-	-	1,509
Share-based compensation expense	-	-	2,118	-	-	-	-	2,118
Dividends to noncontrolling interests	-	-	-	-	-	-	(8,383)	(8,383)
Balance at October 29, 2017	68,666	687	547,596	189,390	-	6,891	120,731	865,295
Net income	-	-	-	42,055	-	-	19,181	61,236
Other comprehensive income	-	-	-	-	-	(11,857)	(4,666)	(16,523)
Sales of common stock through employee stock option and purchase plan	870	9	4,683	-	-	-	-	4,692
Restricted stock awards vesting and expense	164	1	1,747	-	-	-	-	1,748
Share-based compensation expense	-	-	1,432	-	-	-	-	1,432
Contribution from noncontrolling interests	-	-	148	-	-	-	17,848	17,996
Dividends to noncontrolling interests	-	-	-	-	-	-	(8,196)	(8,196)
Purchases of treasury stock	-	-	-	-	(23,111)	-	-	(23,111)
Balance at October 31, 2018	69,700	697	555,606	231,445	(23,111)	(4,966)	144,898	904,569
Adoption of ASU 2014-09	-	-	-	1,083	-	-	121	1,204
Adoption of ASU 2016-16	-	-	-	(1,130)	-	-	(3)	(1,133)
Net income	-	-	-	29,793	-	-	10,698	40,491
Other comprehensive (loss) income	-	-	-	-	-	(4,039)	1,088	(2,951)
Sale of common stock through employee stock option and purchase plans	390	4	2,524	-	-	-	-	2,528
Restricted stock awards vesting and expense	196	2	2,497	-	-	-	-	2,499
Share-based compensation expense	-	-	1,183	-	-	-	-	1,183
Contribution from noncontrolling interest	-	-	-	-	-	-	29,394	29,394
Dividends to noncontrolling interest	-	-	-	-	-	-	(44,939)	(44,939)
Repurchase of common stock of subsidiary	-	-	-	-	-	-	(57)	(57)
Purchases of treasury stock	-	-	-	-	(21,696)	-	-	(21,696)
Retirement of treasury stock	(4,691)	(47)	(37,491)	(7,269)	44,807	-	-	-
Balance at October 31, 2019	65,595	$656	$524,319	$253,922	$-	$(9,005)	$141,200	$911,092

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	October 31, 2019	October 31, 2018	October 29, 2017
Cash flows from operating activities:
Net income	$40,491	$61,236	$21,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	79,238	79,536	81,699
Amortization of intangible assets	4,641	4,797	4,874
Share-based compensation	3,680	3,180	3,627
Deferred income taxes	(3,662)	(273)	1,633
Changes in assets, liabilities, and other:
Accounts receivable	(12,321)	(18,553)	(9,625)
Inventories	(23,088)	(6,162)	(602)
Other current assets	(8,631)	(11,731)	1,127
Accounts payable, accrued liabilities and other	(11,962)	18,537	(7,189)
Net cash provided by operating activities	68,386	130,567	96,833
Cash flows from investing activities:
Purchases of property, plant and equipment	(178,375)	(92,585)	(91,965)
Government incentives	27,003	1,005	-
Purchases of intangible assets	(95)	(218)	(834)
Proceeds from sales of investments	-	-	167
Acquisition of business	-	-	(5,400)
Other	61	929 *	17 *
Net cash used in investing activities	(151,406)	(90,869)	(98,015)*
Cash flows from financing activities:
Proceeds from debt	54,633	-	-
Contribution from noncontrolling interests	29,394	17,996	-
Repayments of debt	(61,319)	(4,639)	(5,428)
Dividends paid to noncontrolling interests	(45,050)	(8,166)	(8,298)
Purchases of treasury stock	(21,696)	(23,111)	-
Proceeds from share-based arrangements	2,071	4,634	2,830
Other	(92)	(519)	(32)

Net cash used in financing activities	(42,059)	(13,805)	(10,928)

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	2,381	(4,840)*	6,247 *

Net (decrease) increase in cash, cash equivalents, and restricted cash	(122,698)	21,053 *	(5,863)*

Cash, cash equivalents, and restricted cash at beginning of year	331,989	310,936 *	316,799

Cash, cash equivalents, and restricted cash at end of year	$209,291	$331,989 *	$310,936 *
Supplemental disclosure of non-cash information:
Accrual for property, plant and equipment purchased during year	$13,671	$29,602	$2,767

* Amount has been modified to reflect the adoption of ASU 2016-18 (see Note 22).

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended October 31, 2019, October 31, 2018 and October 29, 2017
(in thousands, except share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Photronics, Inc. ("Photronics", "the Company", "we", “our”, or "us") is one of the world's leading manufacturers of photomasks, which are high-precision photographic quartz or glass plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat-panel displays ("FPDs"), and are used as masters to transfer circuit patterns onto semiconductor wafers and FPD substrates during the fabrication of integrated circuits ("ICs" or “semiconductors”) and a variety of FPDs and, to a lesser extent, other types of electrical and optical components. We currently have eleven manufacturing facilities, which are located in Taiwan (3), Korea, the United States (3), Europe (2), and two recently constructed facilities in China. Our FPD Facility in Hefei, China, commenced production in the second quarter of fiscal 2019 and our IC facility in Xiamen, China, commenced production in the third quarter of fiscal 2019.

Consolidation

The accompanying consolidated financial statements include the accounts of Photronics, Inc., its wholly owned subsidiaries, and the majority-owned subsidiaries which it controls. All intercompany balances and transactions have been eliminated in consolidation.

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

Fiscal Year

Commencing with our 2018 fiscal year, our fiscal year ends on October 31. In prior years, our fiscal years ended on the Sunday closest to October 31. Prior year results in this Form 10-K have not been restated to reflect year-end dates of October 31.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with an original maturity of three months or less, readily convertible to known amounts of cash, and so near to their maturity that they present insignificant risk of changes in value because of changes in interest rates. The carrying values of cash equivalents approximate their fair values, due to the short-term maturities of these instruments.

Accounts Receivable and Allowance for Doubtful Accounts

We generally record our accounts receivable at their billed amounts. All outstanding past due customer invoices are reviewed for collectibility during, and at the end of, every period. To the extent that we believe a loss on the collection of a customer invoice is probable, we record the loss and credit the allowance for doubtful accounts. In the event that an amount is determined to be uncollectible, we charge the allowance for doubtful accounts and eliminate the related receivable.

Inventories

Inventories are stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or net realizable value. Presented below are the components of inventory at the balance sheet dates:

	October 31 2019	October 31 2018

Raw materials	$46,027	$25,110
Work in process	2,122	3,402
Finished goods	6	668
	$48,155	$29,180

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

Depreciation and amortization, essentially all of which are included in cost of goods sold, are computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 10 to 39 years, machinery and equipment over 5 to 15 years, and furniture, fixtures and office equipment over 3 to 5 years. Leasehold improvements are amortized over the life of the lease or the estimated useful life of the improvement, whichever is less. We employ judgment and assumptions when we establish estimated useful lives and depreciation periods, as well as when we periodically review property, plant and equipment for any potential impairment in carrying values, whenever events such as a significant industry downturn, plant closures, technological obsolescence, or other change in circumstances indicate that their carrying amounts may not be recoverable.

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

We periodically evaluate the remaining useful lives of our intangible assets to determine whether events or circumstances warrant a revision to the remaining periods of amortization. In the event that the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. If it is determined that an intangible asset has an indefinite useful life, that intangible asset would be subject to impairment testing annually or whenever events or circumstances indicate that its carrying value may not, based on future undiscounted cash flows or market factors, be recoverable. An impairment loss, the recorded amount of which would be based on the fair value of the intangible asset at the measurement date, would be recorded in the period in which the impairment determination was made.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determinations of recoverability are based upon our judgment and estimates of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. Measurement of an impairment loss for long-lived assets that we expect to hold and use is based on the fair value of the assets determined using a market or income approach compared with the carrying value of the asset. The carrying values of assets determined to be impaired would be reduced to their estimated fair values.

Restricted Cash

Restricted cash in the amounts of $2.8 million and $2.7 million are included in “Other assets” on our October 31, 2019 and October 31, 2018, consolidated balance sheets, respectively. The restrictions on these amounts are primarily related to land lease agreements and customs requirements.

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

Costs incurred to effect a merger or acquisition, such as legal, accounting, valuation and other third-party costs, as well as internal general and administrative costs incurred are charged to expense in the periods incurred.  Costs incurred to issue any debt and equity securities are recognized in accordance with other applicable generally accepted accounting principles.

Investments in Joint Ventures

The financial results of investments in joint ventures in which we have a controlling financial interest are included in our consolidated financial statements. Investments in joint ventures over which we have the ability to exercise significant influence and that, in general, are at least twenty percent owned are accounted for under the equity method. An impairment loss would be recognized whenever a decrease in the fair value of such an investment below its carrying amount is determined to be other than temporary. In judging "other than temporary," we would consider the length of time and the extent to which the fair value of the investment has been less than its carrying amount, the near-term and longer-term operating and financial prospects of the investee, and our longer-term intent of retaining our investment in the investee.

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

We consolidate the results of any such entity in which we have determined that we have a controlling financial interest. We would have a “controlling financial interest” (and thus be considered the “primary beneficiary” of the entity) in such an entity when we have both the power to direct the activities that most significantly affect the VIE’s economic performance and the obligation to absorb the losses of, or right to receive the benefits from, the VIE that could be potentially significant to the VIE. On a quarterly basis, we reassess whether we have a controlling financial interest in any investments we have in these entities.

We account for investments we make in VIEs in which we have determined that we do not have a controlling financial interest but have a significant influence over, and hold at least a twenty percent ownership interest in, using the equity method. Any such investment not meeting the parameters to be accounted for under the equity method would be accounted for using the cost method, unless the investment had a readily determinable fair value, at which value it would then be reported.

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

Research and Development

Research and development costs are expensed as incurred, and consist primarily of development efforts related to high-end process technologies for advanced subwavelength reticle solutions for IC and FPD photomask technologies.

Foreign Currency Translation

Our non-US subsidiaries maintain their accounts in their respective local currencies. Assets and liabilities of such subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expenses are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments are accumulated and reported in accumulated other comprehensive income, a component of equity. The effects of changes in exchange rates on foreign currency transactions, which are included in Interest income and other income (expense) net, were a net (loss)/gain of $(1.3) million, $0.4 million and $(5.2) million in fiscal years 2019, 2018 and 2017, respectively.

Noncontrolling Interests

Substantially all of Noncontrolling interests represents the minority shareholders' proportionate share in the equity of two of the Company's majority-owned subsidiaries: Photronics DNP Mask Corporation (“PDMC”) in Taiwan, and Xiamen American Japan Photronics Mask Co., Ltd ("PDMCX") in China, of which noncontrolling interests owned 49.99% as of October 31, 2019 and October 31, 2018. In addition, noncontrolling shareholders owned approximately 0.2% of PK Ltd. (“PKL”) in Korea as of October 31, 2019 and October 31, 2018. In November 2019, we acquired the remaining noncontrolling interests’ shares of PKL for approximately $0.6 million

Derivative Instruments and Hedging Activities

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

Revenue Recognition

We adopted Accounting Standards Update 2014-09 and all subsequent amendments which are collectively codified in Accounting Standards Codification Topic 606 - “Revenue from Contracts with Customers” (“Topic 606”) - on November 1, 2018, under the modified retrospective transition method, only with respect to contracts that were not complete as of the date of adoption. This approach required prospective application of the guidance with a cumulative effect adjustment to retained earnings to reflect the impact of the adoption on contracts that were not complete as of the date of the adoption. In accordance with the modified retrospective transition method, the results of the prior year period presented have not been adjusted for the effects of Topic 606. Please see Note 7 for a detailed discussion of our revenue recognition and related accounting policies.

Product Warranty

Our photomasks are sold under warranties that generally range from one to twenty-four months. We warrant that our photomasks conform to customer specifications, and will typically repair, replace, or issue a refund, at our option, any photomasks that fail to do so. The warranties do not represent separate performance obligations in our revenue contracts. Historically, customer claims under warranty have been immaterial.

Government Grants

We account for funds we receive from government grants by reducing the costs of the assets or expenses to which we apply the funds. Funds we receive that cannot be attributed to specific assets or expenses would be recognized as other income, and included in Interest income and other income (expense), net in the Consolidated Statements of Income. Funds we receive from government grants are classified in our Consolidated Statement of Cash Flows as either cash flows from operating activities or cash flows from investing activities, in accordance with how we expend the funds.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	October 31, 2019	October 31, 2018

Land	$12,085	$11,139
Buildings and improvements	172,340	124,771
Machinery and equipment	1,748,483	1,566,163
Leasehold improvements	19,921	19,577
Furniture, fixtures and office equipment	14,404	12,415
Construction in progress	28,135	128,649
	1,995,368	1,862,714
Accumulated depreciation and amortization	(1,362,927)	(1,290,933)
	$632,441	$571,781

In January 2017, we entered into a noncash transaction with a customer which resulted in the acquisition of equipment with a fair value of approximately $6.7 million in fiscal year 2018.

NOTE 3 - INTANGIBLE ASSETS

Amortization expense of the Company’s finite-lived intangible assets was $4.6 million, $4.8 million and $4.9 million in fiscal years 2019 2018 and 2017, respectively.

Intangible assets consist of:

As of October 31, 2019	Gross Amount	Accumulated Amortization	Net Amount
Technology license agreement	$59,616	$(53,323)	$6,293
Customer relationships	9,174	(8,186)	988
Software and other	6,537	(5,948)	589
	$75,327	$(67,457)	$7,870

As of October 31, 2018
Technology license agreement	$59,616	$(49,349)	$10,267
Customer relationships	9,147	(7,959)	1,188
Software and other	6,519	(5,606)	913
	$75,282	$(62,914)	$12,368

The weighted-average amortization period of intangible assets acquired in fiscal year 2019, which is comprised of software, is three years. The weighted-average amortization period of intangible assets acquired in fiscal year 2018 was three years; these intangible assets were comprised of software.

Intangible asset amortization over the next five years is estimated to be as follows:

Fiscal Years:

2020	$4,589
2021	$2,721
2022	$125
2023	$123
2024	$123

NOTE 4 - PDMCX JOINT VENTURE

In January 2018, Photronics, through its wholly-owned Singapore subsidiary (hereinafter, within this Note “we”, or “Photronics”), and Dai Nippon Printing Co., Ltd., through its wholly owned subsidiary “DNP Asia Pacific PTE, Ltd.” (hereinafter, within this Note “DNP”) entered into a joint venture under which DNP obtained a 49.99% interest in our recently established IC business in Xiamen, China. The joint venture, known as “Xiamen American Japan Photronics Mask Co., Ltd.” (hereinafter, “PDMCX”), was established to develop and manufacture photomasks for leading edge and advanced generation semiconductors. We entered into this joint venture to enable us to compete more effectively for the merchant photomask business in China, and to benefit from the additional resources and investment that DNP will provide to enable us to offer advanced-process technology to our customers. No gain or loss was recorded upon the formation of this joint venture.

The total investment per the PDMCX operating agreement (“the Agreement”) is $160 million. As of October 31, 2019, Photronics and DNP had each contributed cash of approximately $48 million, and PDMCX obtained local financing of $34.5 million. The remaining $29 million investment will be funded, over the next several quarters, with additional local financing of $15 million and approximately $14 million of cash contributions from Photronics and DNP.

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

We recorded net losses from the operations of PDMCX of approximately $4.9 million and $0.7 million in fiscal 2019 and 2018, respectively. General creditors of PDMCX do not have recourse to the assets of Photronics, Inc., and our maximum exposure to loss respectively from PDMCX at October 31, 2019, was $39.6 million.

As required by the guidance in Topic 810 - “Consolidation” of the Accounting Codification Standards, we evaluated our involvement in PDMCX for the purpose of determining whether we should consolidate its results in our financial statements. The initial step of our evaluation was to determine whether PDMCX was a variable interest entity (“VIE”). Due to its lack of sufficient equity at risk to finance its activities without additional subordinated financial support, we determined that it is a VIE. Having made this determination, we then assessed whether we were the primary beneficiary of the VIE, and concluded that we were the primary beneficiary during the current and prior year reporting periods; thus, as required, the PDMCX financial results have been consolidated with Photronics, Inc. Our conclusion was based on the fact that we held a controlling financial interest in PDMCX (which resulted from our having the power to direct the activities that most significantly impacted its economic performance) and had both the obligation to absorb losses and the right to receive benefits that could potentially be significant to PDMCX. Our conclusions that we had the power to direct the activities that most significantly affected the economic performance of PDMCX during the current and prior year periods were based on our right to appoint the majority of its board of directors, which has, among others, the powers to manage the business (through its rights to appoint and evaluate PDMCX’s management), incur indebtedness, enter into agreements and commitments, and acquire and dispose of PDMCX’s assets. In addition, as a result of the 50.01% variable interest we held during the current and prior year periods, we had the obligation to absorb losses, and the right to receive benefits, that could potentially be significant to PDMCX.

The carrying amounts of PDMCX assets and liabilities included in our consolidated balance sheets are presented in the following table, together with our maximum exposures to loss related to these assets and liabilities.

	October 31, 2019		October 31, 2018
Classification	Carrying Amount	Photronics Interest	Carrying Amount	Photronics Interest
Current assets	$24,142	$12,074	$9,625	$4,813
Non-current assets	114,015	57,019	43,415	21,708
Total assets	138,157	69,093	53,040	26,521
Current liabilities	16,889	8,446	21,205	10,603
Non-current liabilities	42,094	21,051	20	10
Total liabilities	58,983	29,497	21,225	10,613
Net assets	$79,174	$39,596	$31,815	$15,908

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	October 31, 2019	October 31, 2018
Compensation related expenses	$14,011	$15,359
Income taxes	13,227	10,369
Contract liabilities	11,542	7,834
Value added and other taxes	3,761	3,683
Professional fees	537	1,257
Other	6,624	5,972
	$49,702	$44,474

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:

	October 31, 2019	October 31, 2018

Project Loans	$34,490	$-
Working Capital Loans (value added tax component)	9,539	-
3.25% convertible senior notes matured April 2019	-	57,453

	44,029	57,453
Current portion of long-term debt	(2,142)	(57,453)

Long-term debt	$41,887	$-

At October 31, 2019, maturities of our long-term debt over the next five years and thereafter were as follows:

2020	$2,142
2021	8,304
2022	12,430
2023	3,441
2024	6,589
Thereafter	11,123
$44,029

As of October 31, 2019, the weighted-average interest rate of our short-term debt was 3.84%. Interest payments were $2.6 million, $1.9 million, and $2.1 million, in fiscal years 2019, 2018 and 2017, respectively.

Project Loans

In November 2018, PDMCX was approved for credit of $50 million, subject to certain limitations related to PDMCX registered capital at the time of the initial approval, pursuant to which PDMCX has and will enter into separate loan agreements (“the Project Loans”) for intermittent borrowings. The Project Loans, which are denominated in Chinese renminbi (RMB), are being used to finance certain capital expenditures in China. PDMCX granted liens on its land, building, and certain equipment as collateral for the Project Loans. As of October 31, 2019, PDMCX had borrowed 243.4 million RMB ($34.5 million) against this approval. Payments on these borrowings are due semi-annually through December 2025; the initial payment is scheduled for June 2020. The table below presents, in U.S. dollars, the timing of future payments against the borrowings.

	Fiscal Year
	2020	2021	2022	2023	2024	2025	2026
Principal payments	$1,275	$6,377	$5,685	$3,441	$6,589	$6,305	$4,818

The interest rates on the Project Loans are based on the benchmark lending rate of the People’s Bank of China (4.9% at October 31, 2019). Interest incurred on the loans will be reimbursed through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provide for such reimbursements up to a prescribed limit.

Working Capital Loans

In November 2018, PDMCX received approval for unsecured credit of $25.0 million, pursuant to which PDMCX may enter into separate loan agreements. Under this credit agreement (the “Working Capital Loans”), PDMCX can borrow up to 140.0 million RMB to pay value-added taxes (“VAT”), and up to 60.0 million RMB to fund operations; combined total borrowings are limited to $25.0 million. As of October 31, 2019, PDMCX had 67.3 million RMB ($9.5 million) outstanding against the approval to pay VAT. Payments on these borrowings are due semiannually, at an increasing rate, through January 2022; PDMCX made installment payments totaling $0.1 million during the year ended October 31, 2019. The table below presents, in U.S. dollars, the timing of future payments against these borrowings.
	Fiscal Year
	2020	2021	2022
Principal payments	$867	$1,927	$6,745

As of October 31, 2019, PDMCX had borrowed, in several transactions, 36.8 million RMB ($5.2 million) against the approval to fund operations, all of which was outstanding as of that date; repayments are due one year from the borrowing dates. In November 2019, PDMCX borrowed an additional 8.0 million RMB ($1.1 million) against this approval.

The interest rates on borrowings to fund operations are approximately 4.6% and interest rates on borrowings to pay VAT are approximately 4.9%; both rates are based on the RMB Loan Prime Rate of the National Interbank Funding Center, plus spreads that range from 25.75 to 67.75 basis points. Interest incurred on the loans will be reimbursed through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provide for such reimbursements up to a prescribed limit.

Equipment Loan

Effective July 2019, the Company entered into a Master Lease Agreement (“MLA”) which enables us to request advance payments or other funds to finance equipment to be leased or purchased in the U.S. In connection with this MLA, we were approved for financing of $35 million for the purchase of a high-end lithography tool. In the fourth quarter of fiscal 2019, the financing entity, upon our request, made an advance payment of $3.5 million to the equipment vendor on our behalf. Interest on this borrowing is payable monthly at thirty-day LIBOR plus 1% (2.76% at October 31, 2019), and will continue to accrue until the borrowing is repaid or, as allowed under the MLA, we enter into a lease for the equipment. We intend to enter into a lease agreement for the related equipment in fiscal year 2020; as such, we have classified this borrowing as current debt. All borrowings under the MLA are secured by the equipment to be leased or purchased.
3.25% Convertible Senior Notes

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
Credit Agreement

In September 2018, we entered into a five-year amended and restated credit agreement (the "Credit Agreement”), which has a $50 million borrowing limit, with an expansion capacity to $100 million. The Credit Agreement is secured by substantially all of our assets located in the United States and common stock we own in certain foreign subsidiaries. The Credit Agreement includes minimum interest coverage ratio, total leverage ratio, and minimum unrestricted cash balance covenants (all of which we were in compliance with at October 31, 2019), and limits the amount of cash dividends, distributions, and redemptions we can pay on our common stock to an aggregate amount of $100 million in 2019 and $50 million annually thereafter. We had no outstanding borrowings against the Credit Agreement at October 31, 2019, and $50 million was available for borrowing. The interest rate on the Credit Agreement (2.78% at October 31, 2019) is based on our total leverage ratio at LIBOR plus a spread, as defined in the Credit Agreement.

NOTE 7 - REVENUE

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

Under Topic 606, we recognize revenue when, or as, control of a good or service transfers to a customer, in an amount that reflects the consideration to which we expect to be entitled in exchange for transferring those goods or services, whereas, prior to our adoption of Topic 606, we recognized revenue when we shipped to customers or, under some arrangements, when the customers received the goods. The following tables present the impacts of our adoption of Topic 606 on our consolidated balance sheet, and consolidated statements of income and cash flows for the year ended October 31, 2019.

Consolidated Balance Sheet October 31, 2019
	As Reported	Adjustments	Balance without Adoption of Topic 606
Assets
Accounts receivable	$134,454	$(1,559)	$132,895
Inventory	48,155	6,093	54,248
Other current assets	38,388	(7,595)	30,793
Deferred income taxes	20,779	90	20,869

Liabilities
Accrued liabilities	$49,702	$(110)	49,592

Equity
Photronics, Inc. shareholders’ equity	$769,892	$(1,976)	$767,916
Noncontrolling interests	141,200	(885)	140,315

Consolidated Statement of Income Year Ended October 31, 2019

	As Reported	Adjustments	Balance without Adoption of Topic 606

Revenue	$550,660	$(4,365)	$546,295
Cost of goods sold	429,819	(2,256)	427,563
Gross profit	120,841	(2,109)	118,732
Provision for taxes	10,210	(379)	9,831
Net income	40,491	(1,730)	38,761
Noncontrolling interests	10,698	(749)	9,949
Income attributable to Photronics, Inc. shareholders	$29,793	$(981)	$28,812

Consolidated Statement of Cash Flows Year Ended October 31, 2019
	As Reported	Adjustments	Balance without Adoption of Topic 606

Net Income	$40,491	$(1,730)	$38,761
Changes in operating accounts:
Accounts receivable	$(12,321)	$993	$(11,328)
Inventories	(23,088)	(2,503)	(25,591)
Other current assets	(8,631)	3,166	(5,465)
Accounts payable, accrued liabilities, and other	(11,962)	74	(11,888)

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

Contract Assets, Contract Liabilities, and Accounts Receivable

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. Contract assets reflect our transfer of control to customers of photomasks that are in process or completed but not yet shipped. A receivable is recognized when we have an unconditional right to payment for our performance, which generally occurs when we ship the photomasks. Our contract assets primarily consist of a significant amount of our in-process production orders and fully manufactured photomasks which have not yet shipped, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the in-process orders are cancelled by customers. On an individual contract basis, we net contract assets with contract liabilities (deferred revenue) for financial reporting purposes. Our contract assets and liabilities are typically classified as current, as our production cycle and our lead times are both under one year. Contract assets of $7.6 million are included in “Other” current assets, and contract liabilities of $11.5 million are included in Accrued liabilities in our October 31, 2019 consolidated balance sheet. At November 1, 2018, our date of adoption of Topic 606, we had contract assets of $4.6 million and contract liabilities of $7.8 million. We did not impair any contract assets during the year period ended October 31, 2019, and we recognized $1.3 million of revenue from the settlement of contract liabilities that existed at the beginning of the year.

We generally record our accounts receivable at their billed amounts. All outstanding past due customer invoices are reviewed during, and at the end of, every period for collectibility. To the extent we believe a loss on the collection of a customer invoice is probable, we record the loss and credit the allowance for doubtful accounts. In the event that an amount is determined to be uncollectible, we charge the allowance for doubtful accounts and eliminate the related receivable. Credit losses incurred on our accounts receivable during the year ended October 31, 2019, were immaterial.

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

Disaggregation of Revenue

 The following tables present our revenue for the year ended October 31, 2019, disaggregated by product type, geographic origin, and timing of recognition.

Year Ended
Revenue by Product Type	October 31, 2019
IC
High-end	$156,418
Mainstream	249,773
Total IC	$406,191

FPD
High-end	$98,832
Mainstream	45,637
Total FPD	$144,469
$550,660

Revenue by Geographic Origin
Taiwan	$244,377
Korea	147,734
United States	105,045
Europe	32,585
China	19,010
All other Asia	1,909
$550,660

Revenue by Timing of Recognition
Over time	$497,942
At a point in time	52,718
$550,660

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

Product Warranty

Our photomasks are sold under warranties that generally range from one to twenty-four months. We warrant that our photomasks conform to customer specifications, and will typically repair, replace, or issue a refund, at our option, any photomasks that fail to do so. The warranties do not represent separate performance obligations in our revenue contracts. Historically, customer claims under warranty have been immaterial.

NOTE 8 - OPERATING LEASES

We lease various real estate and equipment under non-cancelable operating leases, for which rent expense was $3.0 million, $2.9 million, and $3.0 million in fiscal 2019, 2018, and 2017, respectively.

At October 31, 2019, future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year were as follows:

2020	$1,885
2021	1,613
2022	1,535
2023	742
2024	424
Thereafter	377
$6,576

We adopted ASU 2016-02 and all subsequent amendments, collectively codified in ASC Topic 842 “Leases” (“Topic 842”), on November 1, 2019. The guidance requires modified retrospective adoption, either at the beginning of the earliest period presented or at the beginning of the period of adoption; we have elected to apply the guidance at the beginning of the period of adoption. See Note 22 for further information on our adoption of Topic 842.

NOTE 9 – SHARE-BASED COMPENSATION

In March 2016, shareholders approved a new equity incentive compensation plan (“the Plan”), under which incentive stock options, non-qualified stock options, stock grants, stock-based awards, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and other stock or cash awards may be granted.  Shares to be issued under the Plan may be authorized and unissued shares, issued shares that have been reacquired by us (in the open-market or in private transactions), shares held in the treasury, or a combination thereof. The maximum number of shares of common stock approved that may be issued under the Plan is four million shares. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of Photronics or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans.  We incurred total share-based compensation expenses of $3.7 million, $3.2 million, and $3.6 million in fiscal years 2019, 2018, and 2017, respectively. No share-based compensation cost was capitalized as part of an asset and no related income tax benefits were recorded during the fiscal years presented.

Stock Options

Option awards generally vest in one to four years, and have a ten-year contractual term. All incentive and non-qualified stock option grants must have an exercise price no less than the market value of the underlying common stock on the date of grant. The grant-date fair values of options are based on closing prices of our common stock on the dates of grant and are calculated using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of our common stock. We use historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that options granted are expected to remain outstanding. The risk-free rate of return for the estimated term of an option is based on the U.S. Treasury yield curve in effect at the date of grant.

The weighted-average inputs and risk-free rate of return ranges used to calculate the grant date fair value of options issued during fiscal years 2019, 2018 and 2017 are presented in the following table:

	Year Ended
	October 31, 2019	October 31, 2018	October 29, 2017
Expected volatility	33.1%	31.7%	32.2%
Risk-free rate of return	2.5 - 2.9%	2.2 - 2.8%	1.9 - 2.0%
Dividend yield	0.0%	0.0%	0.0%
Expected term	5.1 years	5.0 years	5.0 years

The table below presents a summary of stock options activity during fiscal year 2019 and information on stock options outstanding at October 31, 2019.
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at October 31, 2018	2,423,560	$8.68
Granted	132,000	$9.77
Exercised	(322,010)	$6.43
Cancelled and forfeited	(62,783)	$11.47
Outstanding at October 31, 2019	2,170,767	$9.00	5.4 years	$6,206
Exercisable at October 31, 2019	1,615,225	$8.61	4.6 years	$5,242
Vested and expected to vest as of October 31, 2019	2,095,804	$8.95	5.3 years	$6,096

The weighted-average grant date fair value of options granted during fiscal years 2019, 2018 and 2017 were $3.31, $2.76 and $3.59, respectively. The total intrinsic value of options exercised during fiscal years 2019, 2018 and 2017 was $1.3 million, $2.5 million and $1.9 million, respectively.

We received cash from option exercises of $2.1 million, $4.3 million and $2.4 million in fiscal years 2019, 2018 and 2017, respectively. As of October 31, 2019, the total unrecognized compensation cost of unvested option awards was approximately $0.9 million. That cost is expected to be recognized over a weighted-average amortization period of 2.1 years.

Restricted Stock

We periodically grant restricted stock awards, the restrictions on which typically lapse over a service period of one to four years. The fair value of an award is the closing stock price of our common stock on the date of grant. There were 435,000, 290,000, and 317,750 restricted stock awards granted during fiscal years, 2019, 2018 and 2017, respectively. The weighted-average grant date fair values of those awards were $9.80, $8.62 and $10.94. The total fair value of awards for which restrictions lapsed was $1.9 million, $1.4 million and $1.2 million during fiscal years 2019, 2018 and 2017, respectively. As of October 31, 2019, the total compensation cost for restricted stock awards not yet recognized was approximately $4.3 million. That cost is expected to be recognized over a weighted-average amortization period of 2.6 years.

A summary of restricted stock award activity during fiscal year 2019 and the status of our outstanding restricted stock awards as of October 31, 2019, is presented below:

Restricted Stock	Shares	Weighted-Average Fair Value at Grant Date

Outstanding at October 31, 2018	419,297	$9.58
Granted	435,000	$9.80
Vested	(195,684)	$9.65
Cancelled	(18,500)	$9.82
Outstanding at October 31, 2019	640,113	$9.70
Expected to vest as of October 31, 2019	594,771	$9.69

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (“ESPP”) permits employees to purchase Photronics, Inc. common shares at 85% of the lower of the closing market price at the commencement or ending date of the Plan year (which is approximately one year). We recognize the ESPP expense during that same period. As of October 31, 2019, the maximum number of shares of common stock approved by our shareholders to be purchased under the ESPP was 1.85 million shares, of which approximately 1.5 million shares had been issued through October 31, 2019; No shares were subject to outstanding subscriptions as of October 31, 2019.

NOTE 10 - EMPLOYEE RETIREMENT PLANS

We maintain a 401(k) Savings and Profit Sharing Plan (“401(k) Plan”) which covers all full and certain part time U.S. employees who have completed three months of service and are 18 years of age or older. Under the terms of the 401(k) Plan, employees may contribute up to 50% of their salary, subject to certain maximum amounts, which will be matched by the Company at 50% of the employee’s contributions that are not in excess of 4% of the employee’s compensation. Employee and employer contributions vest immediately upon contribution. The total employer contributions for all of our defined contribution plans were $0.7 million, $0.7 million and $0.6 million in fiscal years 2019, 2018 and 2017, respectively.

NOTE 11 - INCOME TAXES

Income before the income tax provisions consists of the following:

	Year Ended
	October 31, 2019	October 31, 2018	October 29, 2017

United States	$(8,379)	$(9,859)	$(11,544)
Foreign	59,080	78,430	38,109
	$50,701	$68,571	$26,565

The income tax provisions consist of the following:

	Year Ended
	October 31, 2019	October 31, 2018	October 29, 2017
Current:
Federal	$(3,916)	$(30)	$173
State	11	-	(4)
Foreign	17,777	11,584	3,474

Deferred:
Federal	3,673	(3,673)	-
State	10	(24)	15
Foreign	(7,345)	(522)	1,618
Total	$10,210	$7,335	$5,276

The income tax provisions differ from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes as a result of the following:

	Year Ended
	October 31, 2019	October 31, 2018	October 29, 2017

U.S. federal income tax at statutory rate	$10,647	$16,059	$9,298
Changes in valuation allowances	2,673	4,554	(3,632)
Foreign tax rate differentials	218	(2,078)	(5,230)
Tax credits	(1,268)	(1,530)	(1,925)
Uncertain tax positions, including reserves, settlements and resolutions	134	(1,791)	(932)
Employee stock option	232	(1,433)	512
Income tax holiday	(2,234)	(2,648)	(743)
Tax reform	-	(3,736)	-
Distributions from foreign subsidiaries	-	-	6,471
Tax on foreign subsidiary earnings	-	-	1,712
Other, net	(192)	(62)	(255)
	$10,210	$7,335	$5,276
Effective tax rate	20.1%	10.7%	19.8%

The fiscal year 2019 effective tax rate differs from the U.S. statutory rate of 21% due to the recognition of a benefit related to previously unrecognized tax positions, loss jurisdiction pre-tax losses being benefited at higher statutory rates than pre-tax income in income jurisdictions was taxed, changes in deferred tax asset valuation allowance, the benefits of a tax holiday, and investment credits in foreign jurisdictions.

The fiscal year 2018 effective tax rate differs from the U.S. federal blended rate of 23.42% primarily due to the impact of the U.S. Tax Cuts and Jobs Act (discussed below) allowing for the refund of AMT credits that caused a corresponding reversal of the related valuation allowance, the recognition of a benefit related to previously unrecognized tax positions, earnings being taxed at lower statutory rates in foreign jurisdictions, the benefits of a tax holiday, and investment credits in foreign jurisdictions.

The fiscal year 2017 effective tax rate differs from the U.S. statutory rate of 35% primarily due to earnings being taxed at lower statutory rates in foreign jurisdictions, changes in deferred tax asset valuation allowances, including the reversals noted below, together with the benefit of various investment credits in a foreign jurisdiction.

We were granted two five-year tax holidays in Taiwan, one that expired unused in 2017 and the other that expires at the end of calendar year 2019. The latter tax holiday reduced foreign taxes by $2.2 million, $2.6 million and $0.7 million in fiscal years 2019, 2018 and 2017, respectively, with an $0.02 and $0.035 cents per share impact in fiscal 2019 and 2018, respectively, and a de minimis per share effect in the fiscal 2017.

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

On January 18, 2018, the Taiwan Legislature Yuan approved amendments to the Income Tax Act, enacting an increase in the corporate tax rate from 17% to 20%, which required us to revalue our deferred tax assets and liabilities utilizing the rate applicable to the period when a temporary difference will reverse. Accordingly, a net benefit of $0.2 million is reflected in our tax provision in fiscal year 2018.

The net deferred income tax assets consist of the following:

	As of
	October 31, 2019	October 31, 2018
Deferred income tax assets:
Net operating losses	$32,229	$30,805
Reserves not currently deductible	5,013	4,703
Tax credit carryforwards	9,164	9,159
Share-based compensation	860	767
Alternative minimum tax credits	-	3,673
Other	434	1,210
	47,700	50,317
Valuation allowances	(27,032)	(24,383)
	20,668	25,934
Deferred income tax liabilities:
Property, plant and equipment	(251)	(8,020)
Other	-	(448)
	(251)	(8,468)
Net deferred income tax assets	$20,417	$17,466

Reported as:
Deferred income tax assets	$20,779	$18,109
Deferred income tax liabilities	(362)	(643)
	$20,417	$17,466

We have established a valuation allowance for a portion of our deferred tax assets because we believe, based on the weight of all available evidence, that it is more likely than not that a portion of our net operating loss carryforwards will expire prior to utilization. In fiscal year 2019, the valuation allowance increased as a result of increase in fully valued net operating losses. During fiscal year 2018, the valuation allowance decrease primarily resulted from the reversal of the valuation allowance related to alternative minimum tax credits of $(3.9) million (as a consequence of the Act), prior year additional NOL utilization of $(1.8) million, credit utilizations of $(1.3) million, changes in the deferred tax liability of $2.8 million, $1.8 million from the adoption of ASU 2016-09 related to stock compensation, $1.6 million from the corporate tax rate reduction, and other impacts of $(0.4) million.

Due to the Act, as of fiscal year end 2018, U.S. deferred taxes were no longer provided on the undistributed earnings of non-U.S. subsidiaries. Our policy to indefinitely reinvest these earnings in non-U.S. operations remains unchanged for the purpose of determining deferred tax liabilities for U.S. state and foreign withholding taxes. Therefore, should we elect in the future to repatriate the remaining foreign earnings deemed to be indefinitely reinvested, we may incur additional state and withholding tax expense on those foreign earnings, the amount of which is not practicable to compute.

The following tables present our available operating loss and credit carryforwards as of October 31, 2019, and their related expiration periods:

Operating Loss Carryforwards	Amount	Expiration Periods
Federal	$85,949	2028-Indefinite
State	206,513	2019-2039
Foreign	9,177	2022-2029

Tax Credit Carryforwards	Amount	Expiration Period
Federal research and development	$4,522	2019-2039
State	5,870	2020-2029

In September 2019, we entered into a Section 382 Rights Agreement with Computershare Trust Company, N.A., a federally chartered trust company, as rights agent. The purpose of the Rights Agreement is to deter trading of our common stock that would result in a change in control (as defined in Internal Revenue Control Section 382), thereby preserving our future ability to use our historical federal net operating losses and other Tax Attributes (as defined in the Rights Agreement). In connection with our entry into the Rights Agreement, our board of directors declared a dividend of one preferred stock purchase right, payable on or about October 1, 2019, for each share of common stock, par value $0.01 per share, of the Company’s outstanding on September 30, 2019, to the stockholders of record on that date.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended
	October 31, 2019	October 31, 2018	October 29, 2017
Balance at beginning of year	$1,775	$3,384	$4,606
Additions (reductions) for tax positions in prior years	(466)	(44)	207
Additions based on current year tax positions	1,286	498	323
Settlements	(204)	(56)	(922)
Lapses of statutes of limitations	(633)	(2,007)	(830)
Balance at end of year	$1,758	$1,775	$3,384

As of October 31, 2019, October 31, 2018 and October 29, 2017, the balance of unrecognized tax benefits, which are included in Other liabilities, includes $1.9 million, $1.9 million, and $3.4 million, respectively, that, if recognized, would impact the effective tax rates. Included in each of these amounts were interest and penalties of $0.2 million, $0.1 million, and $0.1 million, at the end of fiscal year 2019, 2018, and 2017, respectively. We include any applicable interest and penalties related to uncertain tax positions in our income tax provision. The amounts reflected in the table above include settlements of non-U.S. audits.

Although the timing of the expirations of statutes of limitations may be uncertain, as they can be dependent upon the settlement of tax audits, the Company believes that the amount of uncertain tax positions (including accrued interest and penalties, and net of tax benefits) that may be resolved over the next twelve months is immaterial. Resolution of these uncertain tax positions may result from either or both the lapses of statutes of limitations and tax settlements. The Company is no longer subject to tax authority examinations in the U.S., major foreign, or state tax jurisdictions for years prior to fiscal year 2014.

Income tax payments were $15.9 million, $6.1 million and $9.3 million in fiscal years 2019, 2018 and 2017, respectively. Cash received as refunds of income taxes paid in prior years amounted to $1.1 million and $0.1 million in fiscal years 2018 and 2017, respectively, with an immaterial amount being received in fiscal year 2019.

Adoption of New Accounting Standard

In the first quarter of 2019, the Company adopted Accounting Standards Update No. 2016-16 – “Intra-Entity Transfers Other Than Inventory”, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. In connection therewith, we recorded a transition adjustment of $1.1 million that reduced prepaid income taxes (included in Other current assets in the consolidated balance sheets) against beginning retained earnings.

NOTE 12 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented as follows:

	Year Ended
	October 31, 2019	October 31, 2018	October 29, 2017

Net income attributable to Photronics, Inc. shareholders	$29,793	$42,055	$13,130
Effect of dilutive securities:
Interest expense on convertible notes, net of related tax effects	845	1,999	-
Earnings for diluted earnings per share	$30,638	$44,054	$13,130
Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	66,347	68,829	68,436
Effect of dilutive securities:
Convertible notes	2,360	5,542	-
Share-based payment awards	448	450	852
Potentially dilutive common shares	2,808	5,992	852
Weighted-average common shares used for diluted earnings per share	69,155	74,821	69,288

Basic earnings per share	$0.45	$0.61	$0.19
Diluted earnings per share	$0.44	$0.59	$0.19

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

	Year Ended
	October 31, 2019	October 31, 2018	October 29, 2017

Share based payment awards	1,250	1,627	1,308
Convertible notes	-	-	5,542
Total potentially dilutive shares excluded	1,250	1,627	6,850

Subsequent to October 31, 2019, we repurchased 0.9 million shares of our common stock. See Note 19 for information on our share repurchase programs.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

As of October 31, 2019, we had outstanding purchase commitments of $130.3 million, $111.8 million of which was for capital equipment. Included in the latter amount is $30.8 million which we intend to finance under a capital lease. As discussed in Note 6, we’ve been approved for a lease to finance the purchase of a high-end lithography tool under an agreement entered into in fiscal 2019. See Note 8 for information on our operating lease commitments.

As of October 31, 2019, we had recorded liabilities for the purchase of equipment of $17.2 million.

We are subject to various claims that arise in the ordinary course of business. We believe such claims, individually and in the aggregate, will not have a material effect on our consolidated financial statements.

NOTE 14 - GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

We operate as a single operating segment as a manufacturer of photomasks, which are high precision quartz or glass plates containing microscopic images of electronic circuits for use in the fabrication of IC’s and FPDs.

Our 2019, 2018 and 2017 revenue by geographic origin and by IC and FPD products are presented below.

	Year Ended
	October 31, 2019	October 31, 2018	October 29, 2017
Net revenue
Taiwan	$244,377	$237,039	$187,818
Korea	147,734	147,066	122,165
United States	105,045	112,648	102,040
Europe	32,585	35,540	36,081
China	19,010	1,157	168
All other Asia	1,909	1,826	2,406
	$550,660	$535,276	$450,678

IC	$406,191	$416,064	$350,260
FPD	144,469	119,212	100,418
	$550,660	$535,276	$450,678

Our 2019, 2018, and 2017 long-lived assets by geographic area are presented below.

	As of
	October 31, 2019	October 31, 2018	October 29, 2017
Long-lived assets
China	$232,394	$102,985	$8,273
Taiwan	146,467	177,626	186,192
United States	130,935	156,948	180,095
Korea	117,755	127,764	147,265
Europe	4,890	6,458	13,372
	$632,441	$571,781	$535,197

One customer accounted for 16% of our revenue in fiscal years 2019, 2018 and 2017, respectively, and another customer accounted for 15%, 15% and 16% of our revenue in fiscal years 2019, 2018 and 2017, respectively.

NOTE 15 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following tables set forth the changes in our accumulated other comprehensive income by component (net of tax of $0) for the years ended October 31, 2019 and October 31, 2018:

	Year Ended October 31, 2019
	Foreign Currency Translation Adjustments	Other	Total
Balance at October 31, 2018	$(4,328)	$(638)	$(4,966)
Other comprehensive loss	(2,877)	(74)	(2,951)
Less: other comprehensive income (loss) attributable to noncontrolling interests	1,126	(38)	1,088
Balance at October 31, 2019	$(8,331)	$(674)	$(9,005)

	Year Ended October 31, 2018
	Foreign Currency Translation Adjustments	Amortization of Cash Flow Hedge	Other	Total
Balance at October 29, 2017	$7,627	$(48)	$(688)	$6,891
Other comprehensive income before reclassifications	(16,672)	-	101	(16,571)
Amounts reclassified from other accumulated comprehensive income	-	48	-	48
Net current period other comprehensive income	(16,672)	48	101	(16,523)
Less: other comprehensive (loss) income attributable to noncontrolling interests	(4,717)	-	51	(4,666)
Balance at October 31, 2018	$(4,328)	$-	$(638)	$(4,966)

Amortization of the cash flow hedge is included in cost of goods sold in the 2018 and 2017 consolidated statements of income.

NOTE 16 – CONCENTRATIONS OF CREDIT RISK

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

As of October 31, 2019, one of our customers accounted for 17% of our net accounts receivable. As of October 31, 2018, two of our customers individually accounted for 20% and 10% of our net accounts receivable.

NOTE 17 - RELATED PARTY TRANSACTIONS

On January 20, 2018, Photronics, Inc. entered into a four-year consulting agreement with DEMA Associates, LLC, for $0.4 million per year. Two members of our board of directors, including the chairman, and a member of the chairman’s immediate family, are members of DEMA Associates, LLC. We incurred expenses for services provided by this entity of $0.4 million and $0.3 million in fiscal years 2019 and 2018, respectively.

In July 2016, we entered into a contract for information technology services with a parent entity for which members of our board of directors served as the executive chairman of the board and a director of a wholly owned subsidiary of that entity. In fiscal year 2018, we incurred expenses for services provided by the parent entity of $0.1 million during the period in which our board members served on the board of directors of this entity and, in fiscal year 2017, we incurred expenses of $0.5 million with the parent entity.

An officer of our company is related to an individual in a position of authority at one of our largest customers. We recorded revenue from this customer of $87.0 million, $78.4 million and $73.6 million, in fiscal years 2019, 2018 and 2017, respectively. As of October 31, 2019 and October 31, 2018, we had accounts receivable of $22.2 million and $23.5 million, respectively, from this customer.

We purchase photomask blanks from an entity of which a former officer of ours is a significant shareholder. The Company purchased $4.5 million of photomask blanks from this entity during the period in 2017 when the former officer was employed by us.

We believe that the terms of our transactions with the related parties described above were negotiated at arm’s length and were no less favorable to us than terms we could have obtained from unrelated third parties.

NOTE 18 - FAIR VALUE MEASUREMENTS

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

The fair values of our cash and cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying values due to their short-term maturities. The fair values of our variable rate debt instruments are a Level 2 measurement and approximates their carrying values due to the variable nature of the underlying interest rates. The fair values of our convertible senior notes is a Level 2 measurement, as it was determined using inputs that were either observable market data, or could be derived from, or corroborated with, observable market data. These inputs included our stock price and interest rates offered on debt issued by entities with credit ratings similar to ours. We did not have any assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at October 31, 2019 or October 31, 2018.

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

NOTE 19 – SHARE REPURCHASE PROGRAMS

In August 2019, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act of 1933 (as amended).

In October 2018, the Company’s board of directors authorized the repurchase of up to $25 million of its common stock, to have been executed in open-market transactions or in accordance with a repurchase plan under Rule 10b5-1 of the Securities Act of 1933 (as amended). The share repurchase program commenced on October 22, 2018, and was terminated on February 1, 2019.

In July 2018, the Company’s Board of Directors authorized the repurchase of up to $20 million of its common stock, to have been executed in open-market transactions or in accordance with a repurchase plan under Rule 10b5-1 of the Securities Act of 1933 (as amended). The share repurchase program commenced on July 10, 2018, and was completed in October 2018, when the authorized amount was exhausted.

All of the shares purchased under the above repurchase programs were retired in fiscal year 2019. The Table below presents information on the repurchase programs.

	Fiscal Year 2019 Purchases	Fiscal Year 2018 Purchases	Total Purchases Under Programs

Number of shares repurchased	2,133	2,558	4,691

Cost of shares repurchased	$21,696	$23,111	$44,807

Average price paid per share	$10.17	$9.04	$9.55

NOTE 20 – SUBSIDIARY DIVIDEND

In fiscal years 2019 and 2018, PDMC, the Company’s majority owned subsidiary in Taiwan, paid dividends of which 49.99%, or approximately $45.1 and $8.2 million, respectively, were paid to noncontrolling interests.

NOTE 21 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data:

	First	Second	Third	Fourth	Year
Fiscal 2019:

Revenue	$124,712	$131,580	$138,112	$156,256	$550,660
Gross profit	26,102	26,010	30,570	38,159	120,841
Net income	7,768	9,852	9,834	13,037	40,491
Net income attributable to Photronics, Inc. shareholders	5,267	8,479	6,347	9,700	29,793

Earnings per share:
Basic	$0.08	$0.13	$0.10	$0.15	$0.45
Diluted	$0.08	$0.13	$0.10	$0.15	$0.44

	First	Second	Third	Fourth	Year
Fiscal 2018:		(a)			(a)

Revenue	$123,446	$130,779	$136,391	$144,660	$535,276
Gross profit	27,662	32,819	35,597	35,425	131,503
Net income	9,481	15,189	19,797	16,769	61,236
Net income attributable to Photronics, Inc. shareholders	5,898	10,665	13,005	12,487	42,055

Earnings per share:
Basic	$0.09	$0.15	$0.19	$0.18	$0.61
Diluted	$0.09	$0.15	$0.18	$0.18	$0.59

(a)          Includes $0.6 million gain on sale of assets.

NOTE 22 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”, which requires lessees to recognize right-of-use assets and corresponding liabilities for all leases with an initial term in excess of twelve months. We adopted ASU 2016-02 and all subsequent amendments, collectively codified in Topic 842, on November 1, 2019. The guidance requires modified retrospective adoption, either at the beginning of the earliest period presented or at the beginning of the period of adoption. We elected to apply the guidance at the beginning of the period of adoption, and recorded right-of-use (ROU) leased assets of  approximately $6.7 million, and corresponding lease liabilities, which were discounted at our incremental borrowing rates.

The guidance allows a number of elections and practical expedients, of which we have elected to employ the following:

-  Election not to recognize short-term leases on the balance sheet.

-  Practical expedient to not separate lease and non-lease components in a contract.

-  Practical expedient “package” for transitioning to the new guidance:

* Not reassessing whether any expired or existing contracts are or contain leases.

* Not reassessing lease classification for any existing or expired leases.

* Not reassessing initial direct costs for any existing leases.

We do not expect our adoption of Topic 842 to affect our cash flows or our ability to comply with covenants under our credit agreements.

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

In October 2016, the FASB issued ASU 2016-16 “Intra-Entity Transfers of Assets Other Than Inventory”, which eliminates the exception of recognizing, at the time of transfer, current and deferred income taxes for intra-entity asset transfers other than inventory. ASU 2016-16 was effective for us in our first quarter of fiscal year 2019 and applied on a modified retrospective transition basis. Please see Note 11 for a discussion of the effects of adopting this guidance.

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

We adopted the new revenue and related guidance on November 1, 2018, using the modified retrospective approach, under which we increased our accounts receivable by $0.6 million, recognized contract assets of $4.6 million, reduced our inventories balance by $3.7 million, and recorded an accrual for income taxes of $0.3 million. The recognition of, and adjustments to, these items were reflected in increases to our retained earnings and noncontrolling interest balances of $1.1 million and $0.1 million, respectively. The most significant impact of the new guidance on our financial statements is its requirement for us to recognize revenue as we manufacture products for which, in the event that the customer cancels the contract, we are entitled to reasonable compensation for work we have completed prior to cancellation. Prior to our adoption of Topic 606, we recognized revenue when we shipped to customers or, under some arrangements, when the customers received the goods. The impact of the adoption of this guidance on our October 31, 2019 financial statements is presented in Note 7.

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

Use of an “input method” to measure our progress towards the transfer of control of performance obligations to customers

As, in our judgment, an input method based on our efforts to satisfy our performance obligations will best serve to depict the transfer of control of our performance obligations to our customers, we have adopted an accounting policy to employ that method. Our decision was based primarily on the facts that our photomasks are not physically transferred to customers until they are complete, and that we can employ our input-based cost accumulation systems and methods to measure our progress towards the transfer of control of our performance obligations to customers.

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

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its “Internal Control - Integrated Framework” (2013). Management, under the supervision and with the participation of our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was effective as of October 31, 2019.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of October 31, 2019, as stated in their report on page 34 of this Form 10-K.

December 20, 2019

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information as to Directors required by Items 401, 405 and 407(c)(3)(d)(4) and (d)(5) of Regulation S-K is set forth in our 2020 Definitive Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the fiscal year covered by this Form 10-K under the caption “PROPOSAL 1 - ELECTION OF DIRECTORS,” “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and in the third paragraph under the caption “MEETINGS AND COMMITTEES OF THE BOARD,” and is incorporated in this report by reference. The information as to Executive Officers is included in our 2020 Definitive Proxy Statement under the caption “EXECUTIVE OFFICERS” and is incorporated in this report by reference.

We have adopted a code of ethics that applies to our principal executive officer, chief financial officer or principal financial officer and principal accounting officer. A copy of the code of ethics may be obtained, free of charge, by writing to the vice president, general counsel of Photronics, Inc. at 15 Secor Road, Brookfield, Connecticut 06804.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K and paragraph (e)(4) and (e)(5) of Item 407 is set forth in our 2020 Definitive Proxy Statement under the captions “EXECUTIVE COMPENSATION”, “CERTAIN AGREEMENTS”, “DIRECTORS’ COMPENSATION”, “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” and “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION”, respectively, and is incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth in our 2020 Definitive Proxy Statement under the caption “EQUITY COMPENSATION PLAN INFORMATION”, and is incorporated in this report by reference. The information required by Item 403 of Regulation S-K is set forth in our 2020 Definitive Proxy Statement under the caption “OWNERSHIP OF COMMON STOCK BY DIRECTORS, OFFICERS AND CERTAIN BENEFICIAL OWNERS”, and is incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 and Item 407(a) of Regulation S-K is set forth in our 2020 Definitive Proxy Statement under the captions “MEETINGS AND COMMITTEES OF THE BOARD” and “RELATED PARTY TRANSACTIONS”, respectively, and is incorporated in this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Rule 14a-101 of the Exchange Act is set forth in our 2020 Definitive Proxy Statement under the captions “Fees Paid to the Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE REPORT”, and is incorporated in this report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

		Page No.

1.	Financial Statements: See “INDEX TO CONSOLIDATED FINANCIAL STATEMENTS” in Part II, Item 8 of this Form 10-K.	32

2.	Financial Statement Schedule:

	Schedule II - Valuation and Qualifying Accounts for the years ended October 31, 2019, October 31, 2018 and October 29, 2017	72

	All other schedules are omitted because they are not applicable.

3.	Exhibits	72

Schedule II
Valuation and Qualifying Accounts
for the Years Ended October 31, 2019, October 31, 2018
and October 29, 2017
(in $ thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses		Deductions		Balance at End of Year
Allowance for Doubtful Accounts

Year-ended October 31, 2019	$1,526	$(18)		$(174	)(a)	$1,334
Year-ended October 31, 2018	$2,319	$(809)		$16	(a)	$1,526
Year ended October 29, 2017	$3,901	$(1,600	)(b)	$18	(a)	$2,319

_________________
(a)	Uncollectible accounts written off, net, and impact of foreign currency translation.
(b)	Reversal of valuation allowance.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

EXHIBITS INDEX
		Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description	Form	Exhibit	Filing Date

3.1	Certificate of Incorporation as amended July 9, 1986, April 9, 1990, March 16, 1995, November 13, 1997, April 15, 2002 and June 20, 2005.				X

3.2	Amended and Restated By-laws of the Company dated as of September 7, 2016.	8-K	3.2	9/13/2016

4.1	Description of Securities of the Company				X

4.2	Certificate of Amendment with Respect to Series A Preferred Stock, dated September 24, 2019	8-K	3.1	9/24/2019

4.4	Indenture dated January 22, 2015, by and between the Company and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.2	1/28/2015

10.1	The Company’s 1992 Employee Stock Purchase Plan	10-K	10.1	12/20/2017

10.2	Amendment to the Employee Stock Purchase Plan as of March 24, 2004.+	10-K	10.2	1/6/2017

10.3	Amendment to the Employee Stock Purchase Plan as of April 8, 2010.+	10-K	10.4	1/7/2016

10.4	Amendment to the Employee Stock Purchase Plan as of March 28, 2012.+	10-K	10.4	12/21/2018

10.5	Amendment to the Employee Stock Plan as of December 18, 2019*				X

10.6	2016 Equity Incentive Compensation Plan.+	DEF 14A		2/29/2016

10.7	The Company’s 2007 Long-Term Equity Incentive Plan.+				X

10.8	Amendment to the 2007 Long-Term Equity Incentive Plan as of April 8, 2010.+	10-K	10.7	1/7/2016

10.9	Amendment to the 2007 Long Term Equity Incentive Plan as of April 11, 2014.+	10-K	10.8	1/6/2015

10.10	2011 Executive Incentive Compensation Plan effective as of November 1, 2010.+	10-K	10.9	1/6/2015

10.11	Joint Venture Framework Agreement dated November 20, 2013, between the Company and Dai Nippon Printing Co., Ltd.#	10-K/A	10.19	7/8/2015

10.12	Joint Venture Operating Agreement dated November 20, 2013, between the Company and Dai Nippon Printing Co., Ltd.#	10-K/A	10.20	7/8/2015

10.13	Outsourcing Agreement dated November 20, 2013, among the Company, Dai Nippon Printing Co., Ltd and Photronics Semiconductor Mask Corporation.#	10-K/A	10.21	7/8/2015

10.14	License Agreement dated November 20, 2013, between the Company and Photronics Semiconductor Mask Corporation.#	10-K/A	10.22	7/8/2015

10.15	License Agreement dated November 20, 2013, between Dai Nippon Printing Co., Ltd and Photronics Semiconductor Mask Corporation.#	10-K/A	10.23	7/8/2015

10.16	Margin Agreement dated November 20, 2013, among the Company, Dai Nippon Printing Co., Ltd and Photronics Semiconductor Mask Corporation.#	10-K/A	10.24	7/8/2015

10.17	Merger Agreement dated January 16, 2014, between Photronics Semiconductor Mask Corporation and DNP Photomask Technology Taiwan Co., Ltd.#	10-K/A	10.25	7/8/2015

10.18	Executive Employment Agreement between the Company and Christopher J. Progler, Vice President, Chief Technology Officer dated September 10, 2007.+				X

10.19	Executive Employment Agreement between the Company and Peter S. Kirlin dated May 4, 2015.+	10-Q	10.28	9/9/2015

10.20	Executive Employment Agreement between the Company and Richelle E. Burr dated May 21, 2010.+	10-K	10.30	1/7/2016

10.21	Executive Employment Agreement between the Company and John P. Jordan dated September 5, 2017.+	10-K	10.31	12/20/2017

10.22	Consulting Agreement between the Company and DEMA Associates, LLC dated January 20, 2018.	10-K	10.21	12/21/2018

10.23	Form of Amendment to Executive Employment Agreement dated March 16, 2012.+				X

10.24	Fourth Amended and Restated Credit Agreement dated as of September 27, 2018 among Photronics, Inc. the Foreign Subsidiary Borrower Party Thereto, the Lender Party Thereto, JPMorgan Chase Bank, N.A. as Administrative and Collateral Agent and Bank of America, N.A. as syndication agent	10-K	10.24	12/21/2018

10.25	Third Amended and Restated Security Agreement entered into as of September 27, 2018 by and among Photronics, Inc., the subsidiaries of the Company and JPMorgan Chase Bank N.A	10-K	10.25	12/21/2018

10.26	Fixed Asset Loan Agreement between Photronics DNP Mask Corporation Xiamen and Industrial and Commercial Bureau China Limited Xiamen Xiang’an Branch effective as of November 29, 2012	10-K	10.26	12/21/2018

10.27	Working Capital Loan Agreement between Industrial and Commercial Bureau China Limited Xiamen Xiang’an Branch and Photronics DNP Mask Corporation Xiamen effective as of November 7, 2018.	10-K	10.27	12/21/2018

10.28	Investment Agreement between Xiamen Torch Hi-Tech Industrial Development Zone Management Committee and Photronics Singapore Pte. Ltd.	10-Q	10.35	9/2/2016

10.29	Amendment No. 1 to the Investment Agreement between Xiamen Torch Hi-Tech Industrial Development Zone Management Committee and Photronics Singapore Pte, Ltd #*				X

10.30	Contribution Agreement dated May 16, 2017 among Dai Nippon Printing Co., Ltd. (“DNP), DNP Asia Pacific Pte. Ltd. (“DNP Asia Pacific”), Photronics, Inc. (“Photronics”), Photronics Singapore Pte. Ltd., (“Photronics Singapore”), and Xiamen American Japan Photronics Mask Co., Ltd. (“PDMCX”).#	10-Q/A	10.26	12/19/2017

10.31	Joint Venture Operating Agreement dated May 16, 2017 among Photronics, Photronics Singapore, DNP and DNP Asia Pacific.#	10-Q/A	10.27	12/19/2017

10.32	Outsourcing Agreement dated May 16, 2017 among Photronics, DNP, Photronics DNP Photomask Corporation (“PDMC”), and PDMCX.#	10-Q/A	10.28	12/19/2017

10.33	Amended and Restated License Agreement dated May 16, 2017 between DNP and PDMC.#	10-Q/A	10.29	12/19/2017

10.34	Investment Cooperation Agreement between Hefei State Hi-tech Industry Development Zone and Photronics UK, Ltd.	10-K	10.42	12/20/2017

10.35	Section 382 Rights Agreement, dated as September 23, 2019, between Photronics, Inc. and Computershare Trust Company, N.A. as rights agent.	8-K	4.1	9/24/2019

21	List of Subsidiaries of the Company.*				X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm*				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

+	Represents a management contract or compensatory plan or arrangement.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
*	Represents an exhibit that is filed with this Annual Report on Form 10-K.

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

PHOTRONICS, INC.
(Registrant)

By		By
	/s/ John P. Jordan		/s/ Eric Rivera
	John P. Jordan Senior Vice President, Chief Financial Officer (Principal Financial Officer)		Eric Rivera Vice President, Corporate Controller (Principal Accounting Officer)
	December 20, 2019		December 20, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By
	/s/ Peter S. Kirlin	December 20, 2019
Peter S. Kirlin Chief Executive Officer Director (Principal Executive Officer)

By
	/s/ John P. Jordan	December 20, 2019
John P. Jordan Senior Vice President, Chief Financial Officer (Principal Financial Officer)

By
	/s/ Eric Rivera	December 20, 2019
Eric Rivera Vice President, Corporate Controller (Principal Accounting Officer)

By
	/s/ Constantine S. Macricosta	December 20, 2019
Constantine S. Macricostas Chairman of the Board

By
	/s/ Walter M. Fiederowicz	December 20, 2019
Walter M. Fiederowicz Director

By
	/s/ Joseph A. Fiorita, Jr.	December 20, 2019
Joseph A. Fiorita, Jr. Director

By
	/s/ Liang-Choo Hsia	December 20, 2019
Liang-Choo Hsia Director

By
	/s/ George Macricostas	December 20, 2019
George Macricostas Director

By
	/s/ Mary Paladino	December 20, 2019
Mary Paladino Director

By
	/s/ Mitchell G. Tyson	December 20, 2019
Mitchell G. Tyson Director