Form 10-Q
period 2020-02-02
PHOTRONICS INC
filed 2020-03-11
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 2, 2020
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
Yes ☐  No ☒

The registrant had 65,119,738 shares of common stock outstanding as of March 9, 2020.

Index
Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Photronics, Inc. (“Photronics”, the “Company”, “we”, “our”, or “us”). These statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be identified by words like “expect,” “anticipate,” “believe,” “plan,” “project,” “could,” “estimate,” “intend,” “may,” “will” and similar expressions, or the negative of such terms, or other comparable terminology. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this quarterly report on Form 10-Q or in other documents filed with the Securities and Exchange Commission in press releases or in the Company’s communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls regarding, among other things, the consummation and benefits of transactions, joint ventures, business combinations, divestitures and acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. Various factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements expressed or implied by forward-looking statements. Factors that might affect forward-looking statements include, but are not limited to, overall economic, business, and political conditions in both domestic as well as international markets; pandemics affecting our labor force, customers or suppliers; the demand for the Company’s products; competitive factors in the industries and geographic markets in which the Company competes; the timing of orders received from customers; the gain or loss of significant customers; competition from other manufacturers; changes in accounting standards; federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); changes in the jurisdictional mix of our earnings and changes in tax laws and rates; interest rate and other capital market conditions, including changes in the market price of the Company’s securities; foreign currency exchange rate fluctuations; changes in technology; technology or intellectual property infringement, including cybersecurity breaches, and other innovation risks; unsuccessful or unproductive research and development or capital expenditures; the timing, impact, and other uncertainties related to transactions and acquisitions, divestitures, business combinations, and joint ventures as well as decisions the Company may make in the future regarding the Company’s business, capital and organizational structures and other matters; the seasonal and cyclical nature of the semiconductor and flat panel display industries; management changes; changes in laws and government regulation impacting our operations or our products, including laws relating to export controls and import laws, rules and tariffs; the occurrence of regulatory proceedings, claims or litigation; damage or destruction to the Company’s facilities, or the facilities of its customers or suppliers, by natural disasters, labor strikes, political unrest, or terrorist activity; construction of new facilities and assembly of new equipment; dilutive issuances of the Company’s stock; the ability of the Company to (i) place new equipment in service on a timely basis; (ii) obtain additional financing; (iii) achieve anticipated synergies and cost savings; (iv) fully utilize its tools; (v) achieve desired yields, pricing, product mix, and market acceptance of its products and (vi) obtain necessary import and export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements, except as otherwise required by securities and other applicable laws.

Index

PHOTRONICS, INC.

INDEX

Index

PART I.	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	February 2, 2020	October 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$218,309	$206,530
Accounts receivable, net of allowance of $1,295 in 2020 and $1,334 in 2019	141,720	134,454
Inventories	49,673	48,155
Other current assets	31,202	38,388

Total current assets	440,904	427,527

Property, plant and equipment, net	619,935	632,441
Intangible assets, net	6,847	7,870
Deferred income taxes	17,594	20,779
Other assets	40,180	30,048

Total assets	$1,125,460	$1,118,665

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$9,975	$8,731
Current portion of long-term debt	7,959	2,142
Accounts payable	84,707	91,379
Accrued liabilities	55,013	49,702

Total current liabilities	157,654	151,954

Long-term debt	36,449	41,887
Other liabilities	18,556	13,732

Total liabilities	212,659	207,573

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 66,144 shares issued and 65,228 outstanding at February 2, 2020 and 65,595 shares issued and outstanding at October 31, 2019	661	656
Additional paid-in capital	528,535	524,319
Retained earnings	264,222	253,922
Treasury stock, 916 shares at February 2, 2020	(11,000)	-
Accumulated other comprehensive loss	(11,742)	(9,005)

Total Photronics, Inc. shareholders’ equity	770,676	769,892
Noncontrolling interests	142,125	141,200

Total equity	912,801	911,092

Total liabilities and equity	$1,125,460	$1,118,665

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	February 2, 2020	January 27, 2019

Revenue	$159,736	$124,712

Cost of goods sold	125,134	98,610

Gross profit	34,602	26,102

Operating expenses:

Selling, general and administrative	14,219	13,792

Research and development	4,080	4,263

Total operating expenses	18,299	18,055

Operating income	16,303	8,047

Other income (expense):
Interest income and other income (expense), net	5,495	1,639
Interest expense	(1,798)	(531)

Income before income taxes	20,000	9,155

Income tax provision	9,072	1,387

Net income	10,928	7,768

Net income attributable to noncontrolling interests	628	2,501

Net income attributable to Photronics, Inc. shareholders	$10,300	$5,267

Earnings per share:

Basic	$0.16	$0.08

Diluted	$0.16	$0.08

Weighted-average number of common shares outstanding:

Basic	65,554	66,583

Diluted	66,449	67,047

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended
	February 2, 2020	January 27, 2019

Net income	$10,928	$7,768

Other comprehensive (loss) income, net of tax of $:

Foreign currency translation adjustments	(1,564)	6,572
Other	17	19

Net other comprehensive (loss) income	(1,547)	6,591

Comprehensive income	9,381	14,359

Less: comprehensive income attributable to noncontrolling interests	1,818	3,783

Comprehensive income attributable to Photronics, Inc. shareholders	$7,563	$10,576

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Three Months Ended February 2, 2020
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Common Stock
	Shares	Amount

Balance at October 31, 2019	65,595	$656	$524,319	$253,922	$-	$(9,005)	$141,200	$911,092

Net income	-	-	-	10,300	-	-	628	10,928
Other comprehensive (loss) income	-	-	-	-	-	(2,737)	1,190	(1,547)
Sale of common stock through employee stock option and purchase plans	358	3	2,854	-	-	-	-	2,857
Restricted stock awards vesting and expense	191	2	756	-	-	-	-	758
Share-based compensation expense	-	-	351	-	-	-	-	351
Purchase of treasury stock	-	-	-	-	(11,000)	-	-	(11,000)
Repurchase of common stock of subsidiary	-	-	255	-	-	-	(893)	(638)

Balance at February 2, 2020	66,144	$661	$528,535	$264,222	$(11,000)	$(11,742)	$142,125	$912,801

	Three Months Ended January 27, 2019
	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Stock	(Loss) Income	Interests	Equity

Balance at October 31, 2018	69,700	$697	$555,606	$231,445	$(23,111)	$(4,966)	$144,898	$904,569

Adoption of ASU 2014-09	-	-	-	1,083	-	-	121	1,204
Adoption of ASU 2016-16	-	-	-	(1,130)	-	-	(3)	(1,133)
Net income	-	-	-	5,267	-	-	2,501	7,768
Other comprehensive income	-	-	-	-	-	5,309	1,282	6,591
Sale of common stock through employee stock option and purchase plans	94	1	521	-	-	-	-	522
Restricted stock awards vesting and expense	123	1	567	-	-	-	-	568
Share-based compensation expense	-	-	494	-	-	-	-	494
Contribution from noncontrolling interest	-	-	-	-	-	-	29,394	29,394
Dividends to noncontrolling interests	-	-	-	-	-	-	(26,102)	(26,102)
Repurchase of common stock of subsidiary	-	-	-	-	-	-	(9)	(9)
Purchase of treasury stock	-	-	-	-	(10,696)	-	-	(10,696)

Balance at January 27, 2019	69,917	$699	$557,188	$236,665	$(33,807)	$343	$152,082	$913,170

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	February 2, 2020	January 27, 2019

Cash flows from operating activities:
Net income	$10,928	$7,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,626	18,781
Share-based compensation	1,356	1,062
Changes in assets and liabilities:
Accounts receivable	(6,699)	(9,333)
Inventories	(1,435)	(2,313)
Other current assets	4,724	(22,082)
Accounts payable, accrued liabilities, and other	(2,715)	(13,169)

Net cash provided by (used in) operating activities	30,785	(19,286)

Cash flows from investing activities:
Purchases of property, plant and equipment	(13,807)	(106,925)
Government incentives	2,417	5,029
Other	(139)	19

Net cash used in investing activities	(11,529)	(101,877)

Cash flows from financing activities:
Proceeds from debt	1,140	28,180
Purchase of treasury stock	(11,000)	(10,696)
Repayments of debt	(389)	-
Proceeds from share-based arrangements	2,886	650
Contribution from noncontrolling interest	-	29,394
Dividends paid to noncontrolling interest	-	(26,102)
Other	(248)	(45)

Net cash (used in) provided by financing activities	(7,611)	21,381

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	149	2,961

Net increase (decrease) in cash, cash equivalents, and restricted cash	11,794	(96,821)
Cash, cash equivalents, and restricted cash at beginning of period	209,291	331,989

Cash, cash equivalents, and restricted cash at end of period	$221,085	$235,168

Supplemental disclosure information:

Accrual for property, plant and equipment purchased during the period	$1,511	$30,697
Accrual for property, plant and equipment purchased with funds receivable from government incentives	$-	$11,799

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

The accompanying unaudited condensed consolidated financial statements (“the financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation have been included. The financial statements include the accounts of Photronics, Inc., its wholly owned subsidiaries, and the majority-owned subsidiaries which it controls. All intercompany balances and transactions have been eliminated in consolidation.

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

Our business is typically impacted during the first, and sometimes the second, quarters of our fiscal year by the North American, European, and Asian holiday periods, as some customers reduce their development and buying activities during those periods. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2020. For further information, refer to the consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended October 31, 2019.

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost, determined under the first-in, first-out ("FIFO") method, or net realizable value. Presented below are the components of inventory at the balance sheet dates:

	February 2, 2020	October 31, 2019

Raw materials	$46,090	$46,027
Work in process	2,981	2,122
Finished goods	602	6

	$49,673	$48,155

Index
NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	February 2, 2020	October 31, 2019

Land	$12,055	$12,085
Buildings and improvements	173,497	172,340
Machinery and equipment	1,759,785	1,748,483
Leasehold improvements	20,021	19,921
Furniture, fixtures and office equipment	14,304	14,404
Construction in progress	18,521	28,135

	1,998,183	1,995,368
Accumulated depreciation and amortization	(1,378,248)	(1,362,927)

	$619,935	$632,441

Depreciation and amortization expense for property, plant and equipment was $23.5 million and $17.6 million for the three-month periods ended February 2, 2020 and January 27, 2019, respectively.

NOTE 4 - PDMCX JOINT VENTURE

In January 2018, Photronics, through its wholly owned Singapore subsidiary (hereinafter, within this Note “we”, “Photronics”, or “our”), and Dai Nippon Printing Co., Ltd., through its wholly owned subsidiary “DNP Asia Pacific PTE, Ltd.” (hereinafter, within this Note, “DNP”) entered into a joint venture under which DNP obtained a 49.99% interest in our IC business in Xiamen, China. The joint venture, known as “Xiamen American Japan Photronics Mask Co., Ltd.” (hereinafter, “PDMCX”), was established to develop and manufacture photomasks for leading edge and advanced generation semiconductors. We entered into this joint venture to enable us to compete more effectively for the merchant photomask business in China, and to benefit from the additional resources and investment that DNP provides to enable us to offer advanced-process technology to our customers. No gain or loss was recorded upon the formation of this joint venture.

The total investment per the PDMCX operating agreement (“the Agreement”) is $160 million. As of February 2, 2020, Photronics and DNP had each contributed cash of approximately $48 million, and PDMCX obtained local financing of approximately $35 million. The remaining $29 million investment will be funded, over the next several quarters, with  additional local financing of $15 million and approximately $14 million of cash contributions from Photronics and DNP. As discussed in Note 5, liens were granted to a financing entity on assets with a total carrying value of $92.9 million, as collateral for loans.

Under the Agreement, DNP is afforded, under certain circumstances, the right to put its interest in PDMCX to Photronics. These circumstances include disputes regarding the strategic direction of PDMCX that may arise after the initial two-year term of the Agreement and cannot be resolved between the two parties. As of the date of issuance of these financial statements, DNP had not indicated its intention to exercise this right. In addition, both Photronics and DNP have the option to purchase, or put, their interest from, or to, the other party, should their ownership interest fall below twenty percent for a period of more than six consecutive months. Under all such circumstances, the sales of ownership interests would be at the exiting party’s ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance.

We recorded net losses from the operations of PDMCX of $3.7 million, and $1.3 million during the three-month periods ended February 2, 2020 and January 27, 2019, respectively. General creditors of PDMCX do not have recourse to the assets of Photronics, Inc., and our maximum exposure to loss from PDMCX at February 2, 2020, was $36.6 million.

Index
As required by the guidance in Topic 810 - “Consolidation” of the Accounting Standards Codification, we evaluated our involvement in PDMCX for the purpose of determining whether we should consolidate its results in our financial statements. The initial step of our evaluation was to determine whether PDMCX was a variable interest entity (“VIE”). Due to its lack of sufficient equity at risk to finance its activities without additional subordinated financial support, we determined that it was a VIE. Having made this determination, we then assessed whether we were the primary beneficiary of the VIE, and concluded that we were the primary beneficiary during the current and prior year reporting periods; thus, as required, the PDMCX financial results have been consolidated with Photronics, Inc. Our conclusion was based on the facts that we held a controlling financial interest in PDMCX (which resulted from our having the power to direct the activities that most significantly impacted its economic performance) and had the obligation to absorb losses and the right to receive benefits that could potentially be significant to PDMCX. Our conclusions that we had the power to direct the activities that most significantly affected the economic performance of PDMCX during the current and prior year reporting periods was based on our right to appoint the majority of its board of directors, which has, among others, the powers to manage the business (through its rights to appoint and evaluate PDMCX's management), incur indebtedness, enter into agreements and commitments, and acquire and dispose of PDMCX’s assets. In addition, as a result of the 50.01% variable interest we held during the current and prior-year periods, we had the obligation to absorb losses, and the right to receive benefits, that could potentially be significant to PDMCX.

The carrying amounts of PDMCX assets and liabilities included in our condensed consolidated balance sheets are presented in the following table, together with our exposure to loss related to these assets and liabilities.

	February 2, 2020		October 31, 2019
Classification	Carrying Amount	Photronics Interest	Carrying Amount	Photronics Interest

Current assets	$23,638	$11,821	$24,142	$12,074
Non-current assets	110,296	55,159	114,015	57,019

Total assets	133,934	66,980	138,157	69,093

Current liabilities	24,044	12,024	16,889	8,446
Non-current liabilities	36,716	18,362	42,094	21,051

Total liabilities	60,760	30,386	58,983	29,497

Net assets	$73,174	$36,594	$79,174	$39,596

NOTE 5 – LONG-TERM DEBT

Long-term debt consists of the following:

	February 2, 2020	October 31, 2019

Project Loans	$35,094	$34,490
Working Capital Loans (value added tax component)	9,314	9,539

	44,408	44,029
Current portion of long-term debt	(7,959)	(2,142)

Long-term debt	$36,449	$41,887

Index

At February 2, 2020, maturities of our long-term debt over the next five fiscal years and thereafter were as follows:

2020 (remainder of)	$1,788
2021	8,449
2022	12,648
2023	3,501
2024	6,704
Thereafter	11,318
$44,408

As of February 2, 2020 and October 31, 2019, the weighted-average interest rates of our short-term debt were 3.90% and 3.84%, respectively.

Project Loans

In November 2018, PDMCX was approved for credit of $50 million, subject to certain limitations related to PDMCX registered capital at the time of the initial approval, pursuant to which PDMCX has and will enter into separate loan agreements (“the Project Loans”) for intermittent borrowings. The Project Loans, which are denominated in Chinese renminbi (RMB), are being used to finance certain capital expenditures in China. PDMCX granted liens on its land, building, and certain equipment, which had a combined carrying value of $92.9 million as of February 2, 2020, as collateral for the Project Loans. As of February 2, 2020, PDMCX had borrowed 243.4 million RMB ($35.1 million) against this approval. Payments on these borrowings are due semi-annually through December 2025; the initial payment is scheduled for June 2020. The table below presents, in U.S. dollars, the timing of future payments against the borrowings.

	Fiscal Year
	2020	2021	2022	2023	2024	2025	2026

Principal payments	$1,298	$6,488	$5,785	$3,501	$6,704	$6,416	$4,902

The interest rates on the Project Loans are based on the benchmark lending rate of the People’s Bank of China (4.9% at February 2, 2020). Interest incurred on the loans will be reimbursed through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provide for such reimbursements up to a prescribed limit.

Working Capital Loans

 In November 2018, PDMCX received approval for unsecured credit of $25.0 million, pursuant to which PDMCX may enter into separate loan agreements. Under this credit agreement (the “Working Capital Loans”), PDMCX can borrow up to 140.0 million RMB to pay value-added taxes (“VAT”), and up to 60.0 million RMB to fund operations; combined total borrowings are limited to $25.0 million. As of February 2, 2020, PDMCX had 64.6 million RMB ($9.3 million) outstanding against the approval to pay VAT. Payments on these borrowings are due semiannually, at an increasing rate, through January 2022; PDMCX made installment payments totaling $0.4 million during the three-month period ended February 2, 2020. The table below presents, in U.S. dollars, the timing of future payments against these borrowings.

	Fiscal Year
	2020	2021	2022

Principal payments	$490	$1,961	$6,863

As of February 2, 2020, PDMCX had borrowed, in several transactions to fund operations, 44.8 million RMB ($6.5 million) against the approval, all of which was outstanding as of that date repayments are due one year from the borrowing dates.

The interest rates on borrowings to fund operations are approximately 4.4 to 4.6% and interest rates on borrowings to pay VAT are approximately 4.8 to 4.9%; both rates are based on the RMB Loan Prime Rate of the National Interbank Funding Center, plus spreads that range from 25.75 to 67.75 basis points. Interest incurred on the loans will be reimbursed through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provide for such reimbursements up to a prescribed limit.

Index

Equipment Loan

Effective July 2019, the Company entered into a Master Lease Agreement (“MLA”) which enables us to request advance payments or other funds to finance equipment to be leased or purchased in the U.S. In connection with this MLA, we were approved for financing of $35 million for the purchase of a high-end lithography tool. In the fourth quarter of fiscal 2019, the financing entity, upon our request, made an advance payment of $3.5 million to the equipment vendor on our behalf. Interest on this borrowing is payable monthly at thirty-day LIBOR plus 1% (2.67% at February 2, 2020), and will continue to accrue until the borrowing is repaid or, as allowed under the MLA, we enter into a lease for the equipment. We intend to enter into a lease agreement for the related equipment in fiscal year 2020; as such, we have classified this borrowing as current debt. All borrowings under the MLA are secured by the equipment to be leased or purchased.
Credit Agreement

In September 2018, we entered into a five-year amended and restated credit agreement (the “Credit Agreement”), which has a $50 million borrowing limit, with an expansion capacity to $100 million. The Credit Agreement is secured by substantially all of our assets located in the United States and common stock we own in certain foreign subsidiaries. The Credit Agreement includes minimum interest coverage ratio, total leverage ratio, and minimum unrestricted cash balance covenants (all of which we were in compliance with at February 2, 2020), and limits the amount of cash dividends, distributions, and redemptions we can pay on our common stock to an aggregate annual amount of $50 million. We had no outstanding borrowings against the Credit Agreement at February 2, 2020, and $50 million was available for borrowing. The interest rate on the Credit Agreement (2.65% at February 2, 2020) is based on our total leverage ratio at LIBOR plus a spread, as defined in the Credit Agreement.

NOTE 6 - REVENUE

We recognize revenue when, or as, control of a good or service transfers to a customer, in an amount that reflects the consideration to which we expect to be entitled in exchange for transferring those goods or services. We account for an arrangement as a revenue contract when each party has approved and is committed to perform under the contract, the rights of the contracting parties regarding the goods or services to be transferred and the payment terms are identifiable, the arrangement has commercial substance, and collection of consideration is probable. Substantially all of our revenue comes from the sales of photomasks. We typically contract with our customers to sell sets of photomasks (referred to as “mask sets”), which are comprised of multiple layers, the predominance of which we invoice as they ship to customers. As the photomasks are manufactured to customer specifications, they have no alternative use to us and, as our contracts generally provide us with the right to payment for work completed to date, we recognize revenue as we perform, or “over time” on most of our contracts. We measure our performance to date using an input method, which is based on our estimated costs to complete the various manufacturing phases of a photomask. At the end of a reporting period, there will be a number of uncompleted revenue contracts on which we have performed; for any such contracts under which we are entitled to be compensated for our costs incurred plus a reasonable profit, we recognize revenue and a corresponding contract asset for such performance. We account for shipping and handling activities that we perform after a customer obtains control of a good as being activities to fulfill our promise to transfer the good to the customer, rather than as promised services, or performance obligations, under the contract.

As stated above, photomasks are manufactured to customer specifications, in accordance with their proprietary designs; thus, they are individually unique. Due to their uniqueness and other factors, their transaction prices are individually established through negotiations with customers; consequently, our photomasks do not have standard or “list” prices. The transaction prices of the vast majority of our revenue contracts include only fixed amounts of consideration. In certain instances, such as when we offer a customer an early payment discount, an estimate of variable consideration would be included in the transaction price, but only to the extent that a significant reversal of revenue would not occur when the uncertainty related to the variability is resolved.
Contract Assets, Contract Liabilities, and Accounts Receivable

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. Contract assets reflect our transfer of control to customers of photomasks that are in process or completed but not yet shipped. A receivable is recognized when we have an unconditional right to payment for our performance, which generally occurs when we ship the photomasks. Our contract assets primarily consist of a significant amount of our in-process production orders and fully manufactured photomasks which have not yet shipped, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the in-process orders are cancelled by customers. On an individual contract basis, we net contract assets with contract liabilities (deferred revenue) for financial reporting purposes. Our contract assets and liabilities are typically classified as current, as our production cycle and our lead times are both under one year. Contract assets of $7.9 million are included in “Other” current assets, and contract liabilities of $11.8 million are included in Accrued liabilities in our February 2, 2020 condensed consolidated balance sheet. Our October 31, 2019 condensed consolidated balance sheet includes contract assets of $7.6 million and contract liabilities of $11.5 million; with like classification to the February 2, 2020, balances. We did not impair any contract assets during the three-month periods ended February 2, 2020 or January 27, 2019, and we recognized $1.2 million and $0.7 million of revenue from the settlement of contract liabilities that existed at the beginning of those respective periods.

Index

We generally record our accounts receivable at their billed amounts. All outstanding past due customer invoices are reviewed for collectibility during, and at the end of, every reporting period. To the extent we believe a loss on the collection of a customer invoice is probable, we record the loss and credit the allowance for doubtful accounts. In the event that an amount is determined to be uncollectible, we charge the allowance for doubtful accounts and derecognize the related receivable. Credit losses incurred on our accounts receivable during the three-month period ended February 2, 2020, were immaterial, and we did not incur any credit losses on our accounts receivable during the three-month period ended January 27, 2019.

Our invoice terms generally range from net thirty to ninety days, depending on both the geographic market in which the transaction occurs and our payment agreements with specific customers. In the event that our evaluation of a customer’s business prospects and financial condition indicate that the customer presents a collectibility risk, we modify terms of sale, which may require payment in advance of performance. We have elected the practical expedient allowed under ASC Topic 606 “Revenue from Contracts with Customers” (“Topic 606”) that permits us not to adjust a contract’s promised amount of consideration to reflect a financing component when the period between when we transfer control of goods or services to customers and when we are paid is one year or less.

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
Disaggregation of Revenue

The following tables present our revenue for the three-month periods ended February 2, 2020 and January 27, 2019, disaggregated by product type, geographic origin, and timing of recognition. In the three-month period ended February 2, 2020, we changed the threshold for the definition of high-end FPD, from G8 and above and active matrix organic light-emitting diode (AMOLED) display screens, to G10.5 and above, AMOLED, and low-temperature polysilicon display screens (LTPS), to reflect the overall advancement of technology in the FPD industry. Our definition of high-end IC products remains as 28 nanometer or smaller. The revenue by product type for the three-month period ended January 27, 2019, presented below has been reclassified to conform to the current period presentation.

	Three Months Ended	Three Months Ended
	February 2, 2020	January 27, 2019
Revenue by Product Type

IC
High-end	$41,041	$34,566
Mainstream	65,937	60,314

Total IC	$106,978	$94,880

FPD
High-end	$39,770	$15,350
Mainstream	12,988	14,482

Total FPD	$52,758	$29,832

	$159,736	$124,712

Index
Revenue by Geographic Origin
Taiwan	$66,114	$57,740
Korea	40,736	35,237
United States	25,067	22,472
Europe	7,543	8,354
China	19,900	263
All other Asia	376	646

	$159,736	$124,712

Revenue by Timing of Recognition
Over time	$137,696	$120,845
At a point in time	22,040	3,867
	$159,736	$124,712

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

Product Warranty

Our photomasks are sold under warranties that generally range from one to twenty-four months. We warrant that our photomasks conform to customer specifications, and will typically repair, replace, or issue a refund for, at our option, any photomasks that fail to do so. The warranties do not represent separate performance obligations in our revenue contracts. Historically, customer claims under warranty have been immaterial.

NOTE 7 – LEASES

We adopted ASU 2016-02 and all subsequent amendments, collectively codified in ASC Topic 842 “Leases” (“Topic 842”), on November 1, 2019. The guidance requires modified retrospective adoption, either at the beginning of the earliest period presented or at the beginning of the period of adoption. We elected to apply the guidance at the beginning of the period of adoption and recorded, as of November 1, 2019, right-of-use (ROU) leased assets of $6.5 million. In conjuction with this, we recorded lease liabilities, which had been discounted at our incremental borrowing rates, of $6.5 million.

The guidance allows a number of elections and practical expedients, of which we elected the following:

-	Election not to recognize short-term leases on the balance sheet.
-	Practical expedient to not separate lease and non-lease components in a contract.

Index

-	Practical expedient “package” for transitioning to the new guidance:
-	Not reassessing whether any expired or existing contracts are, or contain, leases.
-	Not reassessing lease classification for any existing or expired leases.
-	Not reassessing initial direct costs for any existing leases.

Our involvement in lease arrangements has typically been as a lessee. We determine if an agreement is or contains a lease on the date of the lease agreement or commitment, if earlier. Our evaluation considers whether the arrangement includes an identified asset and whether it affords us the right to control the asset. Our having the right to control the identified asset is determined by whether we are entitled to substantially all of its economic benefits and can direct its use.

We recognize leases on our consolidated balance sheet when a lessor makes an asset underlying a lease having a term in excess of twelve months available for our use. The present value of lease payments over the term of the lease, which is determined using our incremental borrowing rate for collateralized loans at the commencement date of the lease, provides the basis for the initial measurement of ROU assets and their related lease liabilities. Variable lease payments, other than those that are dependent on an index or on a rate, are not included in the measurement of ROU assets and their related lease liabilities. Lease terms will include extension periods if the lease agreement includes an option to extend the lease that we are reasonably certain to exercise.

ROU assets underlying our leases include the land and facilities of some of our operating facilities, other real property, and machinery and equipment. As of February 2, 2020, we had ROU assets under operating leases of $7.0 million, included in “Other Assets”, and $1.9 and $4.4 million of lease liabilities in Accrued liabilities and Other liabilities, respectively, and recognized operating lease and short-term lease costs of $1.2 million and $0.1 million, respectively, in the three-month period then ended; variable lease costs incurred were not material. The following tables present lease payments under non-cancellable leases as of February 2, 2020.

	Fiscal Year
	2020	2021	2022	2023	2024	Thereafter	Total Lease Payments	Imputed Interest*	Total
Lease payments	$1,521	$1,767	$1,652	$770	$438	$386	$6,534	$(286)	$6,248

*          Imputed interest represents difference between undiscounted cash flows and discounted cash flows.

Presented below is other information related to our operating leases.

Three Months Ended
Supplemental cash flows information:	February 2, 2020

Operating cash flows from operating leases	$1,885
ROU assets obtained in exchange for lease obligations	$282

As of
February 2, 2020

Weighted-average remaining lease term	3.9 years
Weighted-average discount rate	2.38%

Rent expense, as calculated under guidance in effect prior to our adoption of the new leases guidance, was $3.0 million in fiscal year 2019. At October 31, 2019, future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year were as presented in the table below. The amounts are undiscounted and were calculated in accordance with guidance in effect prior to our adoption of the new leases guidance.

Index
2020	$1,885
2021	1,613
2022	1,535
2023	742
2024	424
Thereafter	377

$6,576

NOTE 8 - SHARE-BASED COMPENSATION

In March 2016, shareholders approved a new equity incentive compensation plan (the “Plan”), under which incentive stock options, non-qualified stock options, stock grants, stock-based awards, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and other stock or cash awards may be granted. Shares to be issued under the Plan may be authorized and unissued shares, issued shares that have been reacquired by us (in the open market or in private transactions), shares held in the treasury, or a combination thereof. The maximum number of shares of common stock approved for issuance under the Plan is four million shares. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of Photronics or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. We incurred total share-based compensation expenses of $1.4 million and $1.1 million in the three-month periods ended February 2, 2020 and January 27, 2019, and we received cash from option exercises of $2.8 million and $0.5 million during those respective periods. No share-based compensation cost was capitalized as part of an asset and no related income tax benefits were recorded during the periods presented.

Stock Options

Option awards generally vest annually, on a straight-line basis,over four years, and have a ten-year contractual term. All incentive and non-qualified stock option grants have an exercise price no less than the market value of the underlying common stock on the date of grant. The grant-date fair values of options are based on closing prices of our common stock on the dates of grant and are calculated using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of our common stock. We use historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that options granted are expected to remain outstanding. The risk-free rate of return for the estimated term of an option is based on the U.S. Treasury yield curve in effect at the date of grant.

There were no options granted during the three-month period ended February 2, 2020, and there were 132,000 share options granted during the three-month period ended January 27, 2019, with a weighted-average grant date fair value of $3.31 per share. As of February 2, 2020, the total unrecognized compensation cost related to unvested option awards was approximately $0.7 million. That cost is expected to be recognized over a weighted-average amortization period of 2.1 years.

The weighted-average inputs and risk-free rates of return used to calculate the grant-date fair value of options issued during the three-month period ended January 27, 2019, are presented in the following table.

Three Months Ended
January 27, 2019

Volatility	33.1%

Risk free rate of return	2.5-2.9%

Dividend yield	0.0%

Expected term	5.1 years

Index

Information on outstanding and exercisable option awards as of February 2, 2020, is presented below.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at February 2, 2020	1,795,989	$9.17	5.4 years	$6,492

Exercisable at February 2, 2020	1,487,661	$9.07	4.8 years	$5,518

Restricted Stock

We periodically grant restricted stock awards, the restrictions on which typically lapse over a service period of one to four years. . The fair value of an award is the closing price of our common stock on the date of grant. There were 522,000 restricted stock awards issued during the three-month period ended February 2, 2020, with a weighted-average grant-date fair value of $15.26 per share, and there were 435,000 restricted stock awards issued during the three-month period ended January 27, 2019, with a weighted-average grant-date fair value of $9.80 per share. As of February 2, 2020, the total compensation cost not yet recognized related to unvested restricted stock awards was approximately $10.6 million. That cost is expected to be recognized over a weighted-average amortization period of 3.2 years. As of February 2, 2020, there were 939,766 shares of restricted stock outstanding.

NOTE 9 - INCOME TAXES

We calculate our provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period.

The effective tax rate of 45.4% exceeds the U.S. statutory rate of 21.0% in the three-month period ended February 2, 2020, primarily due to the non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances, and the establishment of a valuation allowance for a loss carryforward in a non-U.S. jurisdiction, which were partially offset by the benefit of tax holidays and investment credits in certain foreign jurisdictions.

Valuation allowances, in jurisdictions with historic losses, eliminate the current tax benefit of losses in these jurisdictions where, based on the weight of information available to us, we determined that it is more likely than not that the tax benefits will not be realized. In the three-month period ended February 2,2020, as a result of the reassessment of the aforementioned available information, we established a valuation allowance of $2.1 million against a non-U.S. based loss carryforward deferred tax asset that is not more likely than not to be realized.

Unrecognized tax benefits related to uncertain tax positions were $1.9 million at February 2, 2020, and October 31, 2019, substantially all of which, if recognized, would favorably impact the Company’s effective tax rate. Accrued interest and penalties related to unrecognized tax benefits was $0.2 million at February 2, 2020 and October 31, 2019. Although the timing of the expirations of statutes of limitations may be uncertain, as they can be dependent upon the settlement of tax audits, the Company believes that the amount of uncertain tax positions (including interest and penalties, and net of tax benefits) that may be resolved over the next twelve months is immaterial. Resolution of these uncertain tax positions may result from either or both the lapses of statutes of limitations and tax settlements. The Company is no longer subject to tax authority examinations in the U.S. and major foreign or state jurisdictions for years prior to fiscal year 2015.

We were granted a five-year tax holiday in Taiwan that expired on December 31, 2019. This tax holiday reduced foreign taxes by $0.1 million, and $0.8 million in the three-month periods ended February 2, 2020 and January 27, 2019, respectively, with an immaterial per share impact in the February 2, 2020 period and a one half-cent per share effect in the January 27, 2019 period.

The effective tax rate of 15.2% differs from the U.S. statutory rate of 21.0% in the three-month period ended January 27, 2019, primarily due to earnings being taxed at lower statutory rates in foreign jurisdictions, the settlement of a tax audit, the benefit of a tax holiday, and investment credits in certain foreign jurisdictions.

Index

NOTE 10 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented below.

	Three Months Ended

	February 2, 2020	January 27, 2019

Net income attributable to Photronics, Inc. shareholders	$10,300	$5,267

Earnings used for diluted earnings per share	$10,300	$5,267

Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	65,554	66,583
Effect of dilutive securities:
Share-based payment awards	895	464

Potentially dilutive common shares	895	464

Weighted-average common shares used for diluted earnings per share	66,449	67,047

Basic earnings per share	$0.16	$0.08
Diluted earnings per share	$0.16	$0.08

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

	Three Months Ended

	February 2, 2020	January 27, 2019

Share-based payment awards	173	1,063
Convertible notes	-	5,542

Total potentially dilutive shares excluded	173	6,605

Subsequent to February 2, 2020, and through March 9, 2020, we repurchased 0.1 million shares of our common stock. See Note 13 for information on our share repurchase programs.

Index

NOTE 11 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following tables set forth the changes in our accumulated other comprehensive income by component (net of tax of $0) for the three-month periods ended February 2, 2020 and January 27, 2019.

	Three Months Ended February 2, 2020

	Foreign Currency Translation Adjustments	Other	Total

Balance at November 1, 2019	$(8,331)	$(674)	$(9,005)
Other comprehensive (loss) income	(1,564)	17	(1,547)
Less: other comprehensive income attributable to noncontrolling interests	1,181	9	1,190

Balance at February 2, 2020	$(11,076)	$(666)	$(11,742)

	Three Months Ended January 27, 2019

	Foreign Currency Translation Adjustments	Other	Total

Balance at November 1, 2018	$(4,328)	$(638)	$(4,966)
Other comprehensive income	6,572	19	6,591
Less: other comprehensive income attributable to noncontrolling interests	1,273	9	1,282

Balance at January 27, 2019	$971	$(628)	$343

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

The fair values of our cash and cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying values due to their short-term maturities. The fair values of our variable rate debt instruments are a Level 2 measurement and approximates their carrying values due to the variable nature of the underlying interest rates. We did not have any assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at February 2, 2020 or October 31, 2019.

Index
NOTE 13 – SHARE REPURCHASE PROGRAMS

In August 2019, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act of 1933 (as amended). All of the 0.9 million shares repurchased under this program prior to the three-month period ended February 2, 2020 were retired in fiscal 2019. The table below presents information on this repurchase program.

	Three Months Ended February 2, 2020	From Inception Date of September 25, 2019

Number of shares repurchased	916	1,911

Cost of shares repurchased	$11,000	$22,000

Average price paid per share	$12.01	$11.51

In October 2018, the Company’s board of directors authorized the repurchase of up to $25 million of its common stock, to have been executed in open-market transactions or in accordance with a repurchase plan under Rule 10b5-1 of the Securities Act of 1933 (as amended). The share repurchase program commenced on October 22, 2018, and was terminated on February 1, 2019. All of the shares repurchased under this program were retired in fiscal 2019. The table below presents information on this repurchase program.

	Three Months Ended January 27, 2019	From Inception Date of October 22, 2018

Number of shares repurchased	1,137	1,467

Cost of shares repurchased	$10,694	$13,807

Average price paid per share	$9.40	$9.41

NOTE 14 - COMMITMENTS AND CONTINGENCIES

As of  February 2, 2020, the Company had commitments outstanding for capital expenditures of approximately $113.6 million, primarily for the purchase of high-end IC equipment. See Note 7 for information on our operating lease commitments.

We are subject to various claims that arise in the ordinary course of business. We believe that such claims, individually or in the aggregate, will not have a material effect on the consolidated financial statements.

NOTE 15 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Updates Adopted

We adopted ASU 2016-02 and all subsequent amendments, collectively codified in ASC Topic 842 “Leases” (“Topic 842”), on November 1, 2019. The guidance requires modified retrospective adoption, either at the beginning of the earliest period presented or at the beginning of the period of adoption. We elected to apply the guidance at the beginning of the period of adoption and recorded, as of November 1, 2019, right-of-use (ROU) leased assets of $6.5 million. In conjunction with this, we recorded lease liabilities, which had been discounted at our incremental borrowing rates, of $6.5 million. Our adoption of Topic 842 did not affect our cash flows or our ability to comply with covenants under our credit agreement. Please see Note 7 for our leases disclosure.
Accounting Standards Updates to be Adopted

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

Overview

Management's discussion and analysis ("MD&A") of the Company's financial condition, results of operations and outlook should be read in conjunction with its condensed consolidated financial statements and related notes. Various segments of this MD&A contain forward-looking statements, all of which are presented based on current expectations, which may be adversely affected by uncertainties and risk factors (presented throughout this filing and in the Company's Annual Report on Form 10-K for the fiscal 2019 year), that may cause actual results to materially differ from these expectations.

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

In the first quarter of fiscal 2020, we adopted ASU 2016-02 and all subsequent amendments, collectively codified in Accounting Standards Codification Topic 842 - “Leases” (“Topic 842”). This guidance requires modified retrospective adoption, either at the beginning of the earliest period presented or at the beginning of the period of adoption; we elected to apply the guidance at the beginning of the period of adoption, and recognized right-of-use leased assets of $6.5 million and corresponding lease liabilities which were discounted at our incremental borrowing rates, on our November 1, 2019 condensed consolidated balance sheet to reflect our adoption of the guidance. Our adoption of Topic 842 did not affect our cash flows or our ability to comply with covenants under our credit agreements.

In the fourth quarter of fiscal 2019, our board of directors declared a dividend of one preferred stock purchase right (a “Right”), payable on or about October 1, 2019, for each share of common stock, par value $0.01 per share, of the Company outstanding on September 30, 2019, to the stockholders of record on that date. In connection with the distribution of the Rights, we entered into a Section 382 Rights Agreement (the “Rights Agreement”), dated as of September 23, 2019, between the Company and Computershare Trust Company, N.A., a federally chartered trust company, as rights agent. The purpose of the Rights Agreement is to deter trading of our common stock that would result in a change in control (as defined in Internal Revenue Code Section 382), thereby preserving our future ability to use our historical federal net operating losses and other Tax Attributes (as defined in the Rights Agreement). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.01 per share, at a price of $33.63, subject to adjustment. The Rights, which are described in the Company’s Current Report on Form 8-K filed on September 24, 2019, are in all respects subject to and governed by the provisions of the Rights Agreement. The Rights will expire at the earliest to occur of (i) the close of business on the day following the certification of the voting results of the Company’s 2020 annual meeting of stockholders, if at that meeting, or any other meeting of stockholders of the Company duly held prior to September 22, 2020, a proposal to approve this Rights Agreement is not passed by the affirmative vote of the majority of the voting interests; (ii) the date on which our board of directors determines, in its sole discretion, that the Rights Agreement is no longer necessary for the preservation of material valuable tax attributes, or the tax attributes have been fully utilized and may no longer be carried forward, and (iii) the close of business on September 22, 2022.

Index

In the fourth quarter of fiscal 2019, PDMC, the Company’s majority-owned IC subsidiary in Taiwan, paid a dividend of which 49.99%, or approximately $18.9 million, was paid to noncontrolling interests.

In the fourth quarter of fiscal 2019, upon our request, a financing entity made an advance payment of $3.5 million to an equipment vendor. We entered into a Master Lease Agreement (“MLA”) with this financing entity, which became effective in July 2019. The MLA enables us to request advance payments or other funds to finance equipment to be leased or purchased in the U.S. In connection with this MLA, we have been approved for financing of $35 million for the purchase of a high-end lithography tool. Interest on this borrowing is payable monthly at thirty-day LIBOR plus 1% (2.67% at February 2, 2020), and will continue to accrue until the borrowing is repaid or, as allowed under the MLA, we enter into a lease for the equipment. We intend to enter into a lease agreement for the related equipment in fiscal year 2020.

In the fourth quarter of fiscal 2019, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act of 1933 (as amended). As of February 2, 2020, we had repurchased 1.9 million shares, at a cost of $22.0 million (an average price of $11.51 per share), under this authorization. The repurchase program may be suspended or discontinued at any time.

In the second quarter of fiscal 2019, we repaid, upon maturity, the entire $57.5 million principal amount of the convertible senior notes we issued in April 2016.

In the first quarter of fiscal 2019, PDMC paid a dividend, of which 49.99%, or approximately $26.1 million, was paid to noncontrolling interests.

In the first quarter of fiscal 2019, PDMCX was approved for credit of $50 million, subject to certain limitations related to PDMCX registered capital at the time of the initial approval, pursuant to which PDMCX has and will enter into separate loan agreements (“the Project Loans”) for intermittent borrowings. The Project Loans, which are denominated in Chinese renminbi (RMB), are being used to finance certain capital expenditures in China. PDMCX granted liens on its land, building, and certain equipment as collateral for the Project Loans. As of February 2, 2020, PDMCX had borrowed 243.4 million RMB ($35.1 million) against this approval. Payments on these borrowings are due semi-annually through December 2025; the initial payment is scheduled for June 2020. See Note 5 of the condensed consolidated financial statements for additional information on these loans.

In the first quarter of fiscal 2019, PDMCX received approval for unsecured credit of $25.0 million, pursuant to which PDMCX may enter into separate loan agreements. Under this credit agreement (the “Working Capital Loans”), PDMCX can borrow up to 140.0 million RMB to pay value-added taxes (“VAT”) and up to 60.0 million RMB to fund operations; combined total borrowings are limited to $25.0 million. As of February 2, 2020, PDMCX had outstanding 44.8 million RMB ($6.5 million) to fund operations, with repayments due one year from the borrowing dates of the separate loan agreements. As of February 2, 2020, PDMCX had outstanding 64.6 million RMB ($9.3 million) borrowed to pay VAT. Payments on these borrowings are due semiannually, at an increasing rate, through January 2022. See Note 5 of the condensed consolidated financial statements for additional information on these loans.

 In the fourth quarter of fiscal 2018, we entered into a five-year amended and restated credit agreement (“the credit agreement”), which has a $50 million borrowing limit, with an expansion capacity to $100 million. The credit agreement is secured by substantially all of our assets located in the United States and common stock we own in certain foreign subsidiaries. The credit agreement includes minimum interest coverage ratio, total leverage ratio, and minimum unrestricted cash balance covenants (all of which we were in compliance with at February 2, 2020), and limits the amount of dividends, distributions, and redemptions we can pay on our stock to an aggregate amount of $50 million. We had no outstanding borrowings against the credit agreement at February 2, 2020, and $50 million was available for borrowing. The interest rate on the credit agreement (2.65% at February 2, 2020) is based on our total leverage ratio at LIBOR plus a spread, as defined in the credit agreement.

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

Index

Results of Operations
Three Months ended February 2, 2020

The following table presents selected operating information expressed as a percent of revenue.

	Three Months Ended

	February 2, 2020	October 31, 2019	January 27, 2019

Revenue	100.0%	100.0%	100.0%
Cost of goods sold	78.3	75.6	79.1

Gross margin	21.7	24.4	20.9
Selling, general and administrative expenses	8.9	7.8	11.0
Research and development expenses	2.6	2.9	3.4

Operating income	10.2	13.7	6.5
Other income (expense), net	2.3	(3.9)	0.8

Income before income taxes	12.5	9.8	7.3
Income tax provision	5.7	1.5	1.1

Net income	6.8	8.3	6.2
Net income attributable to noncontrolling interests	0.4	2.1	2.0

Net income attributable to Photronics, Inc. shareholders	6.4%	6.2%	4.2%

Note: All the following tabular comparisons, unless otherwise indicated, are for the three-months ended February 2, 2020 (Q1 FY20), October 31, 2019 (Q4 FY19), and January 27, 2019 (Q1 FY19).

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

In Q1 FY20, we changed the threshold for the definition of high-end FPD, from G8 and above and active matrix organic light-emitting diode (AMOLED) display screens, to G10.5 and above, AMOLED, and low-temperature polysilicon display screens (LTPS), to reflect the overall advancement of technology in the FPD industry. Our definition of high-end IC products remains as 28 nanometer or smaller. Quarterly changes in revenue by product type for the three-month periods ended October 31, 2019 and January 27, 2019, have been modified to reflect this change. High-end photomasks typically have higher selling prices (ASPs) than mainstream products.

Index

The following tables present changes in disaggregated revenue in Q1 FY20 from revenue in prior reporting periods. Columns may not total due to rounding.

Quarterly Changes in Revenue by Product Type

	Q1 FY20 from Q4 FY19			Q1 FY20 from Q1 FY19
	Revenue in Q1 FY20	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change

IC
High-end	$41.0	$(3.9)	(8.7)%	$6.5	18.7%
Mainstream	65.9	(1.6)	(2.4)%	5.6	9.3%

Total IC	$107.0	$(5.6)	(4.9)%	$12.1	12.8%

FPD
High-end	$39.8	$14.3	56.4%	$24.4	159.1%
Mainstream	13.0	(5.3)	(29.0)%	(1.5)	(10.3)%

Total FPD	$52.8	$9.0	20.7%	$22.9	76.9%

Total Revenue	$159.7	$3.5	2.2%	$35.0	28.1%

Quarterly Changes in Revenue by Geographic Origin

	Q1 FY20 from Q4 FY19			Q1 FY20 from Q1 FY19

	Revenue in Q1 FY20	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change

Taiwan	$66.1	$(2.8)	(4.0)%	$8.4	14.5%
Korea	40.7	3.4	9.1%	5.5	15.6%
United States	25.1	(5.4)	(17.7)%	2.6	11.5%
Europe	7.5	(0.3)	(4.0)%	(0.8)	(9.7)%
China	19.9	8.6	75.8%	19.6	7,467.7%
Other	0.4	0.0	(1.1)%	(0.3)	(41.8)%

	$159.7	$3.5	2.2%	$35.0	28.1%

Revenue increased 2.2% in Q1 FY20, compared with Q4 FY19, primarily due to increased high-end FPD; the increase in high-end FPD was largely offset by mainstream FPD and both high-end and mainstream IC. High-end FPD increased 56.4% as demand grew for AMOLED and LTPS mobile displays, as well as G10.5+ for large-format televisions. Mainstream FPD decreased 29.0% due to a decline in demand for G8.5 and smaller masks used for LCD displays. High-end and mainstream IC photomasks decreased 8.7%, and 2.4%, respectively as demand was softer, in line with seasonal trends.

Revenue increased 28.1% in Q1 FY20, compared with Q1FY19, primarily due to increased high-end FPD and increased high-end and mainstream IC, partially offset by decreased mainstream FPD. High-end FPD increased 159.1% as the current quarter reflects revenues from our fully ramped FPD facility in China, and an overall increased demand for AMOLED, LTPS, and G10.5+ photomasks. High-end IC increased due to stronger end-market demand. Mainstream IC increased due to stronger demand in the current quarter, a portion of which was met by our new IC facility in China. Mainstream FPD revenues decreased due to a decline in demand for G8.5 and below photomasks

Uncertainty due to Coronavirus Outbreak

We have implemented policies to keep our employees safe while complying with all governmental regulations. We are actively working with our suppliers to minimize any impact to our operations. While we have limited visibility of the impact the virus is having on our customers’ operations, we have seen some design releases delayed in both our Asia IC and FPD businesses, and we believe our second quarter results may reflect the effect of these delays.

Index

Gross Margin

	Three Months Ended

	Q1 FY20	Q4 FY19	Percent Change	Q1 FY19	Percent Change

Gross profit	$34.6	$38.2	(9.3)%	$26.1	32.6%
Gross margin	21.7%	24.4%		20.9%

Gross margin decreased in Q1 FY20 from Q4 FY19 primarily as a result of a 5.1% increase in material costs, which were caused by higher glass blank and pellicle costs, and an 11.8% increase in compensation and related expenses. Gross margin increased in Q1 FY20, compared with Q1 FY19, primarily due to the 28% increase in revenue from the prior year. As we operate in a high fixed cost environment, increases or decreases in our revenues and capacity utilization will generally positively or negatively impact our gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2.1 million, or 17.1%, to $14.2 million in Q1 FY20, from $12.1 million in Q4 FY19, primarily due to increased compensation and related expenses. Selling, general and administrative expenses increased in Q1 FY20 by $0.4 million, or 3.1%, from $13.8 million in Q1 FY19, primarily as a result of increased compensation and related benefits, primarily resulting from increased share-based compensation expense.

Research and Development Expenses

Research and development expenses consist of development efforts related to high-end process technologies for 28nm and smaller IC nodes. In Asia, in addition to the focus on high-end IC technology nodes, applications are also under development for G10.5 and above, AMOLED, and LTPS FPD.

Research and development expense decreased $0.4 million, to $4.1 million, or 10.2%, in Q1 FY20 from Q4 FY19, primarily as a result of decreased IC development activities in Taiwan and China. Research and development expense decreased $ 0.2 million, or 4.3% in Q1 FY20 from Q1 FY19, due to decreased spending in the U.S. exceeding increased combined expenditures at the two China-based facilities.

Other Income (Expense)

	Three Months Ended

	Q1 FY20	Q4 FY19	Q1 FY19

Interest income and other income (expense), net	$5.5	$(5.9)	$1.6
Interest expense	(1.8)	(0.2)	(0.5)

Other income (expense)	$3.7	$(6.1)	$1.1

Interest income and other income (expense), net increased in Q1 FY20 by $11.4 million from Q4 FY19, primarily as a result of foreign currency gains of $4.7 million experienced in Q1 FY20, in contrast to losses of $6.2 million recognized in Q4 FY19.

Interest income and other income (expense), net increased in Q1 FY20 by $3.9 million from Q1 FY19, primarily due to $3.6 million greater foreign currency gains experienced in the current quarter than in the prior year quarter.

Index

Income Tax Provision

	Three Months Ended

	Q1 FY20	Q4 FY19	Q1 FY19

Income tax provision	$9.1	$2.3	$(1.4)
Effective income tax rate	45.4%	15.1%	15.2%

The effective income tax rate is sensitive to the jurisdictional mix of earnings, due, in part, to the non-recognition of tax benefits on losses in jurisdictions with valuation allowances. The effective income tax rate increase in Q1 FY20, compared with Q4 FY19, is primarily attributable to the non-recognition of tax benefits on losses in jurisdictions with valuation allowances, the establishment of a valuation allowance for a non-U.S. based loss carryforward, the expiration of a tax holiday in Q1 FY20, and a net decrease in tax accruals no longer required as a result of the settlement of a non-U.S. income tax audit and statute of limitations expiration in Q4 FY19. The effective income tax rate increase in Q1 FY20, compared with Q1 FY19, is primarily attributable to the aforementioned factors that occurred in Q1 FY20, and the benefit of an alternative minimum tax credit in Q1 FY19.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $0.6 million in Q1 FY20, which represented a decrease of $2.7 million and $1.9 million from Q4 FY19 and Q1 FY19, respectively. The change from Q4 FY19 was due to decreased net income at our Taiwan-based IC facility and an increased loss at our China-based IC facility; we hold 50.01% ownership interests in each of these facilities. The change from Q1 FY19 resulted from an increased loss at our China-based IC facility, which was partially offset by increased net income at our Taiwan-based IC facility.

Liquidity and Capital Resources

We had cash and cash equivalents of $218.3 million at the end of Q1 FY20, compared with $206.5 million at the end of fiscal 2019. The net increase is primarily attributable to:

- $30.8 million provided by operating activities;
- $2.9 million received from exercises of employee stock options;
- $2.4 million received from government incentives in China;
- $1.1 million received from borrowings in China;
- $13.8 million paid for property, plant, and equipment;
- $11.0 million used to repurchase our common stock.

Our working capital at the end of Q1 FY20 was $283.3 million, compared with $275.6 million at the end of fiscal 2019. The $7.7 million net increase is primarily attributable to the below increases (decreases) in working capital:

- Increased cash and cash equivalents of $11.8 million;
- Increased accounts receivable of $7.3 million, the predominance of which were in China reflecting their increased revenue in Q1 FY20;
- Decreased receivables for investment subsidies in China of $(3.2);
- Increased current portion of long-term debt of $(5.8) million;
- Decreased accounts payable of $6.7 million, $4.9 million of which was the result of a reduction in payables for capital assets;
- Increased value added taxes payable of $(3.1) million;
- Increased income taxes payable of $(2.7) million;
- Increased lease liabilities of $(1.7) million, which resulted from our adoption of ASC 842 in Q1 FY20.

The net cash provided by operating activities of $30.8 million in Q1 FY20 was a $50.1 million increase from $19.3 million used in Q1 FY19. The net increase was due primarily to:

- Increased net income of $3.2 million in Q1 FY20;
- Increased non-cash add backs to net income, including depreciation, share-based compensation and deferred income taxes of $10.8 million;
- A comparative decrease in government subsidies receivable in China of $15.2 million;
- A comparative decrease in value added tax prepayments related to our China facilities of $19.9 million in Q1 FY20. These prepayments are recoverable through future sales transactions of the facilities.

Index

Net cash used in investing activities was $11.5 million in Q1 FY20, a decrease of $90.3 million from the $101.9 million used in Q1 FY19. The net decrease was primarily attributable to decreased capital expenditures of $93.1 million; this was the result of a reduction in payments to equip our China-based facilities, which were in the start-up phase in Q1 FY19.

Net cash flows from financing activities decreased from funds provided of $21.4 million in Q1 FY19 to $7.6 million used in Q1 FY20. Significant components of the $29.0 million net decrease were:

- $26.1 million used to pay dividends to DNP (related to their 49.99% interest in our IC facility in Taiwan) in Q1 FY19;
- $(27.0) million less received from borrowings in China in Q1 FY20 than in the prior year quarter;
- $(29.4) million contributed in Q1 FY19 by DNP to maintain their proportionate ownership interest in our IC joint venture in China.

As of February 2, 2020 and October 31, 2019, our total cash and cash equivalents included $163.2 million and $147.2 million, respectively, held by our foreign subsidiaries. The majority of earnings of our foreign subsidiaries are considered to be indefinitely reinvested. Repatriation of these funds to the U.S. may subject them to U.S. state income taxes and local country withholding taxes in certain jurisdictions. Furthermore, our foreign subsidiaries continue to grow through the reinvestment of earnings in additional manufacturing capacity and capability, particularly in the high-end IC and FPD areas.

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

As of February 2, 2020, we had outstanding capital commitments of approximately $113.6 million. We intend to finance our capital expenditures with our working capital, contributions from our joint venture partners, borrowings under the Master Lease Agreement we entered into in fiscal 2019 (as discussed in Note 5 to the condensed consolidated financial statements), cash generated from operations and, if necessary, additional borrowings. Our remaining funding commitment for our IC facility in China, which commenced production in the third quarter of fiscal 2019, was approximately $7 million as of February 2, 2020; we will fulfill this commitment over the next several quarters.

Off-Balance Sheet Arrangements

In January 2018, Photronics, through its wholly owned Singapore subsidiary, and DNP, through its wholly owned subsidiary “DNP Asia Pacific PTE, Ltd.” entered into a joint venture under which DNP obtained a 49.99% interest in our IC business in Xiamen, China. The joint venture, known as “Xiamen American Japan Photronics Mask Co., Ltd.” (“PDMCX”), was established to develop and manufacture photomasks for leading edge and advanced generation semiconductors. Under the joint venture’s operating agreement, DNP is afforded, under certain circumstances, the right to put its interest in PDMCX to Photronics. These circumstances include disputes regarding the strategic direction of PDMCX that may arise after the initial two-year term of the Agreement that cannot be resolved between the two parties. As of the date of issuance of this report, DNP had not indicated its intention to exercise this right. In addition, both Photronics and DNP have the option to purchase, or put, their interest from, or to, the other party, should their ownership interest fall below 20% for a period of more than six consecutive months. Under all such circumstances, the sales of ownership interests would be at the exiting party’s ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance. Should DNP exercise an option to put their, or purchase our, interest in PDMCX we may, depending on the relationship of the fair and book value of PDMCX’s net assets, incur a loss. As of February 2, 2020, Photronics and DNP each had net investments in PDMCX of $36.6 million.

Business Outlook

A majority of growth in the IC and FPD markets is expected to continue to come from the Asia region, predominantly in China. We expect to meet these demands both through the utilization of our new facilities in China, and by importing photomasks into China from our other facilities. We make continual assessments of our global manufacturing strategy and monitor our revenue and related cash flows from operations. These ongoing assessments could result in future facility closures, asset redeployments, additional impairments of intangible or long-lived assets, workforce reductions, or the addition of manufacturing facilities, all of which would be based on market conditions and customer requirements.

Index

Our future results of operations and the other forward-looking statements contained in this filing involve a number of risks and uncertainties, some of which are discussed in Part1, Item 1A in our Annual Report on Form 10-K for the year ended October 31, 2019; a number of other unforeseen factors could cause actual results to differ materially from our expectations.

Effect of Recent Accounting Pronouncements

See “Item 1. Condensed Consolidated Financial Statements– Notes to Condensed Consolidated Financial Statements – Note 15 – Recent Accounting Pronouncements” for recent accounting pronouncements that may affect the Company’s financial reporting.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We conduct business in several major international currencies throughout our worldwide operations, and our financial performance may be affected by fluctuations in the exchange rates of these currencies. Changes in exchange rates can positively or negatively affect our reported revenue, operating income, assets, liabilities, and equity. The functional currencies of our Asian subsidiaries are the South Korean won, the New Taiwan dollar, the Chinese renminbi, and the Singapore dollar. The functional currencies of our European subsidiaries are the British pound and the euro. In addition, we engage in transactions in, and have exposures to, the Japanese yen.

We attempt to minimize our risk of foreign currency transaction losses by producing products in the same country in which the products are sold (thereby generating revenues and incurring expenses in the same currency), and by managing our working capital. However, in some instances, we sell products in a currency other than the functional currency of the country where it was produced, or purchase products in a currency that differs from the functional currency of the purchasing entity. In addition, to the extent practicable, we attempt to reduce our exposure to foreign currency exchange fluctuations by converting cash and cash equivalents into the functional currency of the subsidiary which holds the cash. We may also enter into derivative contracts to mitigate our exposure to foreign currency fluctuations when we have a significant purchase obligation, or a significant receivable denominated in a currency that differs from the functional currency of the transacting subsidiary. We do not enter into derivatives for speculative purposes. There can be no assurance that this approach will protect us from the need to recognize significant foreign currency transaction gains and losses, especially in the event of a significant adverse movement in the value of any foreign currency in which we conduct business against any of our functional currencies, including the U.S. dollar.

Our primary net foreign currency exposures as of February 2, 2020, included the South Korean won, the Japanese yen, the New Taiwan dollar, the Chinese renminbi, the Singapore dollar, the British pound sterling, and the euro. As of that date, a 10% adverse movement in the value of currencies different than the functional currencies of our subsidiaries would have resulted in a net unrealized pre-tax loss of $33.9 million, which represents an increase of $0.8 million from our exposure at October 31, 2019. The increase in foreign currency rate change risk is primarily the result of increased exposures of the Chinese renminbi against the U.S. dollar. We do not believe that a 10% change in the exchange rates of non-US dollar currencies, other than the aforementioned currencies and the Japanese Yen, would have had a material effect on our February 2, 2020, condensed consolidated financial statements.

Interest Rate Risk

A 10% adverse movement in the interest rates on our variable rate borrowings would not have had a material effect on our February 2, 2020, condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1A.	RISK FACTORS

The following risk factors update risk factors from our Annual Report on Form 10-K for the fiscal year ended October 31, 2019. There have been no other material changes to risks relating to our business as disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2019.

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

The eventual impact the coronavirus outbreak will have on our business is uncertain at this time. However, as we now have substantial investments and generate significant revenues in China, and have significant operations in Korea and Taiwan, our business may be adversely affected by the bearing of the epidemic on the general economies of these countries and our customers and suppliers. Our FPD and IC facilities in China are located within two hundred and five hundred miles, respectively, of Wuhan, Hubei Province, China, the epicenter of the outbreak. Although all of our manufacturing facilities have remained in operation, we cannot offer assurance that they will not be temporarily idled if: our workforce is directly or indirectly impacted, our means of obtaining supplies are obstructed, or the production or development activities of our customers are impacted by the virus.

Index

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In August 2019, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act of 1933 (as amended). The authorization does not obligate us to repurchase any dollar amount or number of shares of common stock, and the repurchases program may be suspended or discontinued at any time. All of the 0.9 million shares repurchased under this program prior to the three-month period ended February 2, 2020 were retired in fiscal 2019.

	Total Number of Shares Purchased (in millions)	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program (in millions)	Dollar Value of Shares That May Yet Be Purchased (in millions)

Period
September 19, 2019 – October 31, 2019	1.0	$11.05	1.0	$89.0
November 1, 2019 – December 2, 2019	0.9	$12.01	0.9	$78.0
Total	1.9	$11.51	1.9

In October 2018, the Company’s board of directors authorized the repurchase of up to $25 million of its common stock, to have been executed in open-market transactions or in accordance with a repurchase plan under rule 10b5-1 of the Securities Act of 1933 (as amended). The repurchase program was terminated on February 1, 2019, and all of the shares repurchased under this program were retired in fiscal 2019.

	Total Number of Shares Purchased (in millions)	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program (in millions)	Dollar Value of Shares That May Yet Be Purchased (in millions)

Period
October 12, 2018 – October 31, 2018	0.3	$9.45	0.3	$21.9
November 1, 2018 – November 25, 2018	0.2	$9.49	0.2	$20.1
November 26, 2018 – December 23, 2018	0.7	$9.38	0.7	$13.4
December 24, 2018 – January 27, 2019	0.2	$9.41	0.2	$11.2	*
Total	1.4	$9.41	1.4

* The share repurchase program was terminated on February 1, 2019, with no additional shares being purchased subsequent to January 27, 2019.

Item 5.	OTHER INFORMATION

On March 9, 2020 Photronics Dai Nippon Mask Corporation (“PDMC”) and Frank Lee entered into an Employment Agreement effective as of October 31, 2019. The agreement provides for a salary of $428,926 and is automatically extended for consecutive one-year periods unless PDMC gives at least 30 days’ notice of its intent not to renew. Dr. Lee is entitled to participate in employee benefit plans and arrangements as established by PDMC for similarly situated executives. If the agreement is terminated by PDMC for reasons other than for “cause”, or Dr. Lee resigns for “good reason”, Dr. Lee will receive a payment equal to 100% of his base salary paid out over 12 months. The agreement also provides severance payments equal to 150% of his base salary payable over 18 months in the event of involuntary termination other than for “cause” (including resignation for “good reason”) following a “change in control” and Dr. Lee’s stock options or similar rights will become immediately vested. Dr. Lee has agreed not to engage in any activity that competes with the business of PDMC or its parent entity during the term of his employment agreement and for twelve months after. Dr. Lee is President of PDMC and a Named Executive Officer of Photronics, Inc. The employment agreement is included as Exhibit 10.36 of this report.

On March 9, 2020, the Consulting Agreement (the “Agreement”) between DEMA Associates, LLC and Photronics, Inc. dated January 20, 2018 was amended. The compensation paid under Article 2 of the Agreement was amended to reduce the amount to $9,000 per month or $108,000 per year. Furthermore, Mr. George Macricostas is no longer a member of DEMA Associates, LLC. The revised agreement is attached as Exhibit 10.37 of this report.

Index

Item 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

10.36	Employment Agreement dated March 9, 2020, between Photronics Dai Nippon Mask Corporation and Frank Lee.					X

10.37	Amendment dated March 9, 2020, between DEMA Associates, LLC and Photronics, Inc.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc. (Registrant)

By:	/s/ JOHN P. JORDAN	By:	/s/ ERIC RIVERA
	JOHN P. JORDAN		ERIC RIVERA
	Senior Vice President		Vice President, Corporate Controller
	Chief Financial Officer		(Principal Accounting Officer)
(Principal Financial Officer)

Date: March 11, 2020		Date: March 11, 2020