Form 10-Q
period 2020-05-03
PHOTRONICS INC
filed 2020-06-12
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act ((§15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The registrant had 65,622,399 shares of common stock outstanding as of June 8, 2020.

Index

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Photronics, Inc. (“Photronics”, the “Company”, “we”, “our”, or “us”). These statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be identified by words like “expect,” “anticipate,” “believe,” “plan,” “project,” “could,” “estimate,” “intend,” “may,” “will”,“in our view” and similar expressions, or the negative of such terms, or other comparable terminology. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this quarterly report on Form 10-Q or in other documents filed with the Securities and Exchange Commission in press releases or in the Company’s communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls regarding, among other things, the consummation and benefits of transactions, joint ventures, business combinations, divestitures and acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. Various factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements expressed or implied by forward-looking statements. Factors that might affect forward-looking statements include, but are not limited to, overall economic and business conditions; economic and political conditions in international markets; pandemics affecting our labor force, customers or suppliers; the demand for the Company’s products; competitive factors in the industries and geographic markets in which the Company competes; the timing of orders received from customers; the gain or loss of significant customers; competition from other manufacturers; changes in accounting standards; federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); changes in the jurisdictional mix of our earnings; interest rate and other capital market conditions, including changes in the market price of the Company’s securities; foreign currency exchange rate fluctuations; changes in technology; technology or intellectual property infringement, including cybersecurity breaches, and other innovation risks; unsuccessful or unproductive research and development or capital expenditures; the timing, impact, and other uncertainties related to transactions and acquisitions, divestitures, business combinations, and joint ventures as well as decisions the Company may make in the future regarding the Company’s business, capital and organizational structures and other matters; the seasonal and cyclical nature of the semiconductor and flat panel display industries; management changes; changes in laws and government regulation impacting our operations or our products, including laws relating to export controls and import laws, rules and tariffs; the occurrence of regulatory proceedings, claims or litigation; damage or destruction to the Company’s facilities, or the facilities of its customers or suppliers, by natural disasters, labor strikes, political unrest, or terrorist activity; acts of war, construction of new facilities and acquisition of new equipment; dilutive issuances of the Company’s stock; the ability of the Company to (i) place new equipment in service on a timely basis; (ii) obtain additional financing; (iii) achieve anticipated synergies and cost savings; (iv) fully utilize its tools; (v) achieve desired yields, pricing, product mix, and market acceptance of its products and (vi) obtain necessary import and export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements, except as otherwise required by securities and other applicable laws.

Index

PHOTRONICS, INC.

INDEX

Index

PART I.	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	May 3, 2020	October 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$237,790	$206,530
Accounts receivable, net of allowance of $1,282 in 2020 and $1,334 in 2019	135,035	134,454
Inventories	56,968	48,155
Other current assets	42,478	38,388

Total current assets	472,271	427,527

Property, plant and equipment, net	604,545	632,441
Intangible assets, net	5,690	7,870
Deferred income taxes	19,801	20,779
Other assets	31,581	30,048
Total assets	$1,133,888	$1,118,665

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$9,858	$8,731
Current portion of long-term debt	7,813	2,142
Accounts payable	76,293	91,379
Accrued liabilities	59,408	49,702
Total current liabilities	153,372	151,954

Long-term debt	35,783	41,887
Other liabilities	23,075	13,732
Total liabilities	212,230	207,573

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 66,215 shares issued and 64,751 outstanding at May 3, 2020 and 65,595 shares issued and outstanding at October 31, 2019	662	656
Additional paid-in capital	530,117	524,319
Retained earnings	270,506	253,922
Treasury stock, 1,464 shares at May 3, 2020	(16,894)	-
Accumulated other comprehensive loss	(15,200)	(9,005)
Total Photronics, Inc. shareholders’ equity	769,191	769,892
Noncontrolling interests	152,467	141,200
Total equity	921,658	911,092
Total liabilities and equity	$1,133,888	$1,118,665

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 3, 2020	April 28, 2019	May 3, 2020	April 28, 2019

Revenue	$142,774	$131,580	$302,510	$256,291

Cost of goods sold	112,341	105,570	237,475	204,179

Gross profit	30,433	26,010	65,035	52,112

Operating expenses:

Selling, general and administrative	13,267	13,269	27,486	27,061

Research and development	4,462	3,542	8,541	7,805

Total operating expenses	17,729	16,811	36,027	34,866

Operating income	12,704	9,199	29,008	17,246

Other income (expense):
Foreign currency transaction (losses) gains, net	(1,433)	3,961	3,304	5,052
Interest expense, net	775	(355)	(1,023)	(886)
Interest income and other income (expense), net	(293)	325	464	873

Income before income taxes	11,753	13,130	31,753	22,285

Income tax provision	3,781	3,278	12,853	4,665

Net income	7,972	9,852	18,900	17,620

Net income attributable to noncontrolling interests	1,688	1,373	2,316	3,874

Net income attributable to Photronics, Inc. shareholders	$6,284	$8,479	$16,584	$13,746

Earnings per share:

Basic	$0.10	$0.13	$0.25	$0.21

Diluted	$0.10	$0.13	$0.25	$0.20

Weighted-average number of common shares outstanding:

Basic	64,937	66,261	65,246	66,422

Diluted	65,417	70,597	65,933	71,593

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	May 3, 2020	April 28, 2019	May 3, 2020	April 28, 2019

Net income	$7,972	$9,852	$18,900	$17,620

Other comprehensive income (loss), net of tax of $0:

Foreign currency translation adjustments	(2,405)	(7,054)	(3,970)	(482)

Other	1	25	19	44

Net other comprehensive loss	(2,404)	(7,029)	(3,951)	(438)

Comprehensive income	5,568	2,823	14,949	17,182

Less: comprehensive income attributable to noncontrolling interests	2,742	1,515	4,560	5,298

Comprehensive income attributable to Photronics, Inc. shareholders	$2,826	$1,308	$10,389	$11,884

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Three Months Ended May 3, 2020
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Common Stock
	Shares	Amount

Balance at February 3, 2020	66,144	$661	$528,535	$264,222	$(11,000)	$(11,742)	$142,125	$912,801

Net income	-	-	-	6,284	-	-	1,688	7,972
Other comprehensive (loss) income	-	-	-	-	-	(3,458)	1,054	(2,404)
Sale of common stock through employee stock option and purchase plans	45	1	363	-	-	-	-	364
Restricted stock awards vesting and expense	26	-	1,071	-	-	-	-	1,071
Share-based compensation expense	-	-	148	-	-	-	-	148
Purchase of treasury stock	-	-	-	-	(5,894)	-	-	(5,894)
Contribution from noncontrolling interest	-	-	-	-	-	-	7,600	7,600

Balance at May 3, 2020	66,215	$662	$530,117	$270,506	$(16,894)	$(15,200)	$152,467	$921,658

	Three Months Ended April 28, 2019
	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Interests	Equity

Balance at January 28, 2019	69,917	$699	$557,188	$236,665	$(33,807)	$343	$152,082	$913,170

Net income	-	-	-	8,479	-	-	1,373	9,852
Other comprehensive (loss) income	-	-	-	-	-	(7,171)	142	(7,029)
Sale of common stock through employee stock option and purchase plans	41	1	271	-	-	-	-	272
Restricted stock awards vesting and expense	26	-	650	-	-	-	-	650
Share-based compensation expense	-	-	250	-	-	-	-	250
Subsidiary dividend payable	-	-	-	-	-	-	(18,837)	(18,837)

Balance at April 28, 2019	69,984	$700	$558,359	$245,144	$(33,807)	$(6,828)	$134,760	$898,328

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Six Months Ended May 3, 2020
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Common Stock
	Shares	Amount

Balance at November 1, 2019	65,595	$656	$524,319	$253,922	$-	$(9,005)	$141,200	$911,092

Net income	-	-	-	16,584	-	-	2,316	18,900
Other comprehensive (loss) income	-	-	-	-	-	(6,195)	2,244	(3,951)
Sale of common stock through employee stock option and purchase plans	403	4	3,217	-	-	-	-	3,221
Restricted stock awards vesting and expense	217	2	1,827	-	-	-	-	1,829
Share-based compensation expense	-	-	499	-	-	-	-	499
Purchase of treasury stock	-	-	-	-	(16,894)	-	-	(16,894)
Contribution from noncontrolling interest	-	-	-	-	-	-	7,600	7,600
Repurchase of common stock of subsidiary	-	-	255	-	-	-	(893)	(638)

Balance at May 3, 2020	66,215	$662	$530,117	$270,506	$(16,894)	$(15,200)	$152,467	$921,658

	Six Months Ended April 28, 2019
	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Loss	Interests	Equity

Balance at November 1, 2018	69,700	$697	$555,606	$231,445	$(23,111)	$(4,966)	$144,898	$904,569

Adoption of ASU 2014-09	-	-	-	1,083	-	-	121	1,204
Adoption of ASU 2016-16	-	-	-	(1,130)	-	-	(3)	(1,133)
Net income	-	-	-	13,746	-	-	3,874	17,620
Other comprehensive (loss) income	-	-	-	-	-	(1,862)	1,424	(438)
Sale of common stock through employee stock option and purchase plans	136	1	792	-	-	-	-	793
Restricted stock awards vesting and expense	148	2	1,217	-	-	-	-	1,219
Share-based compensation expense	-	-	744	-	-	-	-	744
Contribution from noncontrolling interest	-	-	-	-	-	-	29,394	29,394
Dividends to noncontrolling interests	-	-	-	-	-	-	(26,102)	(26,102)
Subsidiary dividend payable	-	-	-	-	-	-	(18,837)	(18,837)
Repurchase of common stock of subsidiary	-	-	-	-	-	-	(9)	(9)
Purchase of treasury stock	-	-	-	-	(10,696)	-	-	(10,696)

Balance at April 28, 2019	69,984	$700	$558,359	$245,144	$(33,807)	$(6,828)	$134,760	$898,328

Index

PHOTRONICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	May 3, 2020	April 28, 2019

Cash flows from operating activities:
Net income	$18,900	$17,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,896	38,515
Share-based compensation	2,576	1,962
Changes in assets and liabilities:
Accounts receivable	(13)	(2,295)
Inventories	(8,989)	(9,447)
Other current assets	(6,887)	(6,114)
Accounts payable, accrued liabilities, and other	7,840	(42,528)

Net cash provided by (used in) operating activities	61,323	(2,287)

Cash flows from investing activities:
Purchases of property, plant and equipment	(30,127)	(140,436)
Government incentives	5,260	5,698
Other	(139)	(23)

Net cash used in investing activities	(25,006)	(134,761)

Cash flows from financing activities:
Proceeds from debt	1,140	39,633
Contribution from noncontrolling interest	7,600	29,394
Purchase of treasury stock	(16,894)	(10,696)
Repayments of long-term debt	(389)	(61,220)
Proceeds from share-based arrangements	3,423	1,033
Dividends paid to noncontrolling interests	-	(26,102)
Other	(251)	(45)

Net cash used in financing activities	(5,371)	(28,003)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	475	2,843

Net increase (decrease) in cash, cash equivalents, and restricted cash	31,421	(162,208)
Cash, cash equivalents, and restricted cash at beginning of period	209,291	331,989

Cash, cash equivalents, and restricted cash at end of period	$240,712	$169,781

Supplemental disclosure information:

Accrual for property, plant and equipment purchased during the period	$2,891	$17,454
Accrual for property, plant and equipment purchased with funds receivable from government incentives	$-	$13,402
Subsidiary dividend payable	$-	$18,837

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share amounts and per share data)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

Photronics, Inc. (“Photronics”, “the Company”, “we”, “our”, or “us”) is one of the world's leading manufacturers of photomasks, which are high-precision photographic quartz or glass plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat-panel displays (“FPDs”), and are used as masters to transfer circuit patterns onto semiconductor wafers and FPD substrates during the fabrication of integrated circuits (“ICs” or “semiconductors”), a variety of FPDs and, to a lesser extent, other types of electrical and optical components. We currently have eleven manufacturing facilities, which are located in Taiwan (3), Korea, the United States (3), Europe (2), and two recently constructed facilities in China. Our FPD facility in Hefei, China, commenced production in the second quarter of fiscal 2019 and our IC facility in Xiamen, China, commenced production in the third quarter of fiscal 2019.

The accompanying unaudited condensed consolidated financial statements (“the financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation have been included. The financial statements include the accounts of Photronics, its wholly owned subsidiaries, and the majority-owned subsidiaries which it controls. All intercompany balances and transactions have been eliminated in consolidation.

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

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. These reclassifications included separating, as its own line item, Foreign currency transaction (losses) gains, net, from Interest income and other income (expense), net, on the condensed consolidated statements of income, and separating Share-based compensation from Accounts payable, accrued liabilities, and other, in the condensed consolidated statements of cash flows.

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

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost, determined under the first-in, first-out ("FIFO") method, or net realizable value. Presented below are the components of inventory at the balance sheet dates:

	May 3, 2020	October 31, 2019

Raw materials	$55,110	$46,027
Work in process	1,818	2,122
Finished goods	40	6

	$56,968	$48,155

Index
NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	May 3, 2020	October 31, 2019

Land	$11,916	$12,085
Buildings and improvements	172,689	172,340
Machinery and equipment	1,746,552	1,748,483
Leasehold improvements	20,344	19,921
Furniture, fixtures and office equipment	14,501	14,404
Construction in progress	30,257	28,135

	1,996,259	1,995,368
Accumulated depreciation and amortization	(1,391,714)	(1,362,927)

	$604,545	$632,441

Depreciation and amortization expense for property, plant and equipment was $22.1 million and $45.6 million for the three and six-month periods ended May 3, 2020 respectively, and $18.6 million and $36.2 million for the three and six-month periods ended April 28, 2019, respectively.

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

The total investment per the PDMCX operating agreement (“the Agreement”) is $160 million. As of May 3, 2020, Photronics and DNP had each contributed cash of approximately $55 million, and PDMCX obtained local financing of approximately $35 million. The remaining $15 million investment was funded, in May 2020, with  additional cash contributions from Photronics and DNP. As discussed in Note 5, liens were granted to the local financing entity on assets with a total carrying value of $94.1 million, as collateral for the loans.

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

We recorded net losses from the operations of PDMCX of $0.4 million, and $4.1 million during the three and six-month periods ended May 3, 2020, respectively, and losses of $0.6 million and $1.9 million during the three and six-month periods ended April 28, 2019, respectively. General creditors of PDMCX do not have recourse to the assets of Photronics (other than the net assets of PDMCX), and our maximum exposure to loss from PDMCX at May 3, 2020, was $43.0 million.

Index
As required by the guidance in Topic 810 - “Consolidation” of the Accounting Standards Codification (“ASC”), we evaluated our involvement in PDMCX for the purpose of determining whether we should consolidate its results in our financial statements. The initial step of our evaluation was to determine whether PDMCX was a variable interest entity (“VIE”). Due to its lack of sufficient equity at risk to finance its activities without additional subordinated financial support, we determined that it was a VIE. Having made this determination, we then assessed whether we were the primary beneficiary of the VIE, and concluded that we were the primary beneficiary during the current and prior year reporting periods; thus, as required, the PDMCX financial results have been consolidated with those of Photronics. Our conclusion was based on the facts that we held a controlling financial interest in PDMCX (which resulted from our having the power to direct the activities that most significantly impacted its economic performance) and had the obligation to absorb losses and the right to receive benefits that could potentially be significant to PDMCX. Our conclusions that we had the power to direct the activities that most significantly affected the economic performance of PDMCX during the current and prior year reporting periods was based on our right to appoint the majority of its board of directors, which has, among others, the powers to manage the business (through its rights to appoint and evaluate PDMCX's management), incur indebtedness, enter into agreements and commitments, and acquire and dispose of PDMCX’s assets. In addition, as a result of the 50.01% variable interest we held during the current and prior-year periods, we had the obligation to absorb losses, and the right to receive benefits, that could potentially be significant to PDMCX.

The carrying amounts of PDMCX assets and liabilities included in our condensed consolidated balance sheets are presented in the following table, together with our exposure to loss related to these assets and liabilities.

	May 3, 2020		October 31, 2019
Classification	Carrying Amount	Photronics Interest	Carrying Amount	Photronics Interest

Current assets	$45,646	$22,828	$24,142	$12,074
Non-current assets	104,972	52,496	114,015	57,019

Total assets	150,618	75,324	138,157	69,093

Current liabilities	28,785	14,395	16,889	8,446
Non-current liabilities	35,831	17,919	42,094	21,051

Total liabilities	64,616	32,314	58,983	29,497

Net assets	$86,002	$43,010	$79,174	$39,596

NOTE 5 – LONG-TERM DEBT

Long-term debt consists of the following:

	May 3, 2020	October 31, 2019

Project Loans	$34,452	$34,490
Working Capital Loans (value added tax component)	9,144	9,539

	43,596	44,029
Current portion of long-term debt	(7,813)	(2,142)

Long-term debt	$35,783	$41,887

Index
At May 3, 2020, maturities of our long-term debt over the next five fiscal years and thereafter were as follows:

2020 (remainder of)	$1,755
2021	8,294
2022	12,417
2023	3,437
2024	6,582
Thereafter	11,111
$43,596

As of May 3, 2020 and October 31, 2019, the weighted-average interest rates of our short-term debt were 3.51% and 3.84%, respectively.

Project Loans

In November 2018, PDMCX was approved for credit of the equivalent of $50 million, subject to certain limitations related to PDMCX registered capital at the time of the initial approval, pursuant to which PDMCX has and will enter into separate loan agreements (“the Project Loans”) for intermittent borrowings. The Project Loans, which are denominated in Chinese renminbi (RMB), are being used to finance certain capital expenditures in China. PDMCX granted liens on its interest in land, building, and certain equipment, which had a combined carrying value of $94.1 million as of May 3, 2020, as collateral for the Project Loans. As of May 3, 2020, PDMCX had borrowed 243.4 million RMB ($34.5 million) against this approval. Payments on these borrowings are due semi-annually through December 2025; the initial payment is scheduled for June 2020. The table below presents, in U.S. dollars, the timing of future payments against the borrowings.

	Fiscal Year
	2020	2021	2022	2023	2024	2025	2026

Principal payments	$1,274	$6,369	$5,679	$3,437	$6,582	$6,299	$4,812

The interest rates on the Project Loans are based on the benchmark lending rate of the People’s Bank of China (4.9% at May 3, 2020). Interest incurred on the loans will be reimbursed through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provide for such reimbursements up to a prescribed limit.

Working Capital Loans

In November 2018, PDMCX received approval for unsecured credit of the equivalent of $25.0 million, pursuant to which PDMCX may enter into separate loan agreements. Under this credit agreement (the “Working Capital Loans”), PDMCX can borrow up to 140.0 million RMB to pay value-added taxes (“VAT”), and up to 60.0 million RMB to fund operations; combined total borrowings are limited to the equivalent of $25.0 million. As of May 3, 2020, PDMCX had 64.6 million RMB ($9.1 million) outstanding against the approval to pay VAT. Payments on these borrowings are due semiannually, in increasing amounts, through January 2022. The table below presents, in U.S. dollars, the timing of future payments against these borrowings.

	Fiscal Year
	2020	2021	2022

Principal payments	$481	$1,925	$6,738

As of May 3, 2020, PDMCX had borrowed, in several transactions to fund operations, 44.8 million RMB ($6.3 million) against the approval, all of which was outstanding as of that date repayments are due one year from the borrowing dates.

The interest rates on borrowings to fund operations are approximately 4.37 to 4.60%, and interest rates on borrowings to pay VAT are approximately 4.53 to 4.73%; both rates are based on the RMB Loan Prime Rate of the National Interbank Funding Center, plus spreads that range from 25.75 to 67.75 basis points. Interest incurred on the loans will be reimbursed through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provide for such reimbursements up to a prescribed limit.

Index
Equipment Loan

Effective July 2019, the Company entered into a Master Lease Agreement (“MLA”) which enables us to request advance payments or other funds to finance equipment to be leased or purchased in the U.S. In connection with this MLA, we were approved for financing of $35 million for the purchase of a high-end lithography tool. In the fourth quarter of fiscal 2019, the financing entity, upon our request, made an advance payment of $3.5 million to the equipment vendor on our behalf. Interest on this borrowing is payable monthly at thirty-day LIBOR plus 1% (1.79% at May 3, 2020), and will continue to accrue until the borrowing is repaid or, as allowed under the MLA, we enter into a lease for the equipment. We intend to enter into a lease agreement for the related equipment in fiscal year 2020; as such, we have classified this borrowing as current debt. All borrowings under the MLA are secured by the equipment to be leased or purchased.
Credit Agreement

In September 2018, we entered into a five-year amended and restated credit agreement (the “Credit Agreement”), which has a $50 million borrowing limit, with an expansion capacity to $100 million. The Credit Agreement is secured by substantially all of our assets located in the United States and common stock we own in certain foreign subsidiaries. The Credit Agreement includes minimum interest coverage ratio, total leverage ratio, and minimum unrestricted cash balance covenants (all of which we were in compliance with at May 3, 2020), and limits the amount of cash dividends, distributions, and redemptions we can pay on our common stock to an aggregate annual amount of $50 million. We had no outstanding borrowings against the Credit Agreement at May 3, 2020, and $50 million was available for borrowing. The interest rate on the Credit Agreement (1.37% at May 3, 2020) is based on our total leverage ratio at LIBOR plus a spread, as defined in the Credit Agreement.

NOTE 6 – REVENUE

We recognize revenue when, or as, control of a good or service transfers to a customer, in an amount that reflects the consideration to which we expect to be entitled in exchange for transferring those goods or services. We account for an arrangement as a revenue contract when each party has approved and is committed to perform under the contract, the rights of the contracting parties regarding the goods or services to be transferred and the payment terms are identifiable, the arrangement has commercial substance, and collection of consideration is probable. Substantially all of our revenue comes from the sales of photomasks. We typically contract with our customers to sell sets of photomasks, which are comprised of multiple layers, the predominance of which we invoice as they ship to customers. As the photomasks are manufactured to customer specifications, they have no alternative use to us and, as our contracts generally provide us with the right to payment for work completed to date, we recognize revenue as we perform, or “over time,” on most of our contracts. We measure our performance to date using an input method, which is based on our estimated costs to complete the various manufacturing phases of a photomask. At the end of a reporting period, there will be a number of uncompleted revenue contracts on which we have performed; for any such contracts under which we are entitled to be compensated for our costs incurred plus a reasonable profit, we recognize revenue and a corresponding contract asset for such performance. We account for shipping and handling activities that we perform after a customer obtains control of a good as being activities to fulfill our promise to transfer the good to the customer, rather than as promised services, or performance obligations, under the contract.

As stated above, photomasks are manufactured to customer specifications in accordance with their proprietary designs; thus, they are individually unique. Due to their uniqueness and other factors, their transaction prices are individually established through negotiations with customers; consequently, our photomasks do not have standard or “list” prices. The transaction prices of the vast majority of our revenue contracts include only fixed amounts of consideration. In certain instances, such as when we offer a customer an early payment discount, an estimate of variable consideration would be included in the transaction price, but only to the extent that a significant reversal of revenue would not occur when the uncertainty related to the variability is resolved.

Contract Assets, Contract Liabilities, and Accounts Receivable

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. Contract assets reflect our transfer of control to customers of photomasks that are in process or completed but not yet shipped. A receivable is recognized when we have an unconditional right to payment for our performance, which generally occurs when we ship the photomasks. Our contract assets primarily consist of a significant amount of our in-process production orders and fully manufactured photomasks which have not yet shipped, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the in-process orders are cancelled by customers. On an individual contract basis, we net contract assets with contract liabilities (deferred revenue) for financial reporting purposes. Our contract assets and liabilities are typically classified as current, as our production cycle and our lead times are both under one year. Contract assets of $6.5 million are included in “Other” current assets, and contract liabilities of $10.7 and $5.0 million are included in Accrued Liabilities and Other Liabilities, respectively, in our May 3, 2020 condensed consolidated balance sheet. Our October 31, 2019 condensed consolidated balance sheet includes contract assets of $7.6 million, included in “Other” current assets, and contract liabilities of $11.5 million, included in Accrued liabilities. We did not impair any contract assets during the six-month periods ended May 3, 2020 or April 28, 2019. We recognized $0.9 million and $1.8 million of revenue from the settlement of contract liabilities that existed at the beginning of the three and six-month periods ended May 3, 2020, and recognized $0.5 million and $1.2 million of revenue in the respective prior year periods, that related to the settlement of contract liabilities that existed at the beginning of those periods.

Index
We generally record our accounts receivable at their billed amounts. All outstanding past due customer invoices are reviewed for collectibility during, and at the end of, every reporting period. To the extent we believe a loss on the collection of a customer invoice is probable, we record the loss and credit the allowance for doubtful accounts. In the event that an amount is determined to be uncollectible, we charge the allowance for doubtful accounts and derecognize the related receivable. Credit losses incurred on our accounts receivable during the three and six-month periods ended May 3, 2020, were immaterial, and we did not incur any credit losses on our accounts receivable during the three and six-month periods ended April 28, 2019.

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

In instances when we are paid in advance of our performance, we record a contract liability and, as allowed under the practical expedient in Topic 606, recognize interest expense only if the period between when we receive payment from the customer and the date when we expect to be entitled to the payment is greater than one year. Historically, advance payments we’ve received from customers have generally not preceded the completion of our performance obligations by more than one year.

Disaggregation of Revenue

The following tables present our revenue for the three and six-month periods ended May 3, 2020 and April 28, 2019, disaggregated by product type, geographic origin, and timing of recognition. At the beginning of fiscal year 2020, we changed the threshold for the definition of high-end FPD, from G8 and above and active matrix organic light-emitting diode (AMOLED) display screens, to G10.5 and above, AMOLED, and low-temperature polysilicon display screens (LTPS), to reflect the overall advancement of technology in the FPD industry. Our definition of high-end IC products remains as 28 nanometer or smaller. The revenue by product type for the three and six-month periods ended April 28, 2019, presented below has been reclassified to conform to the current period presentation.

	Three Months Ended		Six Months Ended
	May 3, 2020	April 28, 2019	May 3, 2020	April 28, 2019

Revenue by Product Type
IC
High-end	$38,267	$38,429	$79,308	$72,995
Mainstream	58,579	60,158	124,516	120,471
Total IC	$96,846	$98,587	$203,824	$193,466

FPD
High-end	$31,809	$22,051	$71,579	$37,401
Mainstream	14,119	10,942	27,107	25,424
Total FPD	$45,928	$32,993	$98,686	$62,825
	$142,774	$131,580	$302,510	$256,291

Index
	Three Months Ended		Six Months Ended
	May 3, 2020	April 28, 2019	May 3, 2020	April 28, 2019

Revenue by Geographic Origin
Taiwan	$55,513	$56,469	$121,626	$114,209
Korea	36,261	38,038	76,997	73,275
United States	24,857	26,742	49,925	49,215
China	17,486	1,467	37,386	1,730
Europe	8,331	8,435	15,874	16,788
Other	326	429	702	1,074
	$142,774	$131,580	$302,510	$256,291

Revenue by Timing of Recognition
Over time	$126,071	$123,853	$263,905	$244,699
At a point in time	16,703	7,727	38,605	11,592
	$142,774	$131,580	$302,510	$256,291

Contract Costs

We pay commissions to third-party sales agents for certain sales that they obtain for us. However, the bases of the commissions are the transaction prices of the sales, which are completed in less than one year; thus, no relationship is established with a customer that will result in future business. Therefore, we would not recognize any portion of these sales commissions as costs of obtaining a contract, nor do we currently foresee other circumstances under which we would recognize such assets.

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
NOTE 7 – LEASES

We adopted Accounting Standards Update (“ASU”) 2016-02 and all subsequent amendments, collectively codified in ASC Topic 842 “Leases” (“Topic 842”), on November 1, 2019. The guidance requires modified retrospective adoption, either at the beginning of the earliest period presented or at the beginning of the period of adoption. We elected to apply the guidance at the beginning of the period of adoption and recorded, as of November 1, 2019, right-of-use (ROU) leased assets of $6.5 million. In conjunction with this, we recorded lease liabilities, which had been discounted at our incremental borrowing rates, of $6.5 million.

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

Index
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

ROU assets underlying our leases include the land and facilities of some of our operating facilities, other real property, and machinery and equipment. As of May 3, 2020, we had ROU assets under operating leases of $6.5 million, included in “Other Assets”, and $1.8 and $4.1 million of lease liabilities, included in Accrued liabilities and Other liabilities, respectively. The following tables present lease payments under non-cancellable leases as of May 3, 2020.

	Fiscal Year
	2020	2021	2022	2023	2024	Thereafter	Total Lease Payments	Imputed Interest*	Total
Lease payments	$996	$1,802	$1,686	$787	$444	$391	$6,106	$(255)	$5,851

*Imputed interest represents difference between undiscounted cash flows and discounted cash flows.

The following table presents lease costs for the three and six-month periods ended May 3, 2020.

	Three Months Ended	Six Months Ended
	May 3, 2020	May 3, 2020

Operating lease costs	$633	$1,797
Short-tern lease costs	$102	$212
Variable lease costs	$129	$129

Presented below is other information related to our operating leases.

Supplemental cash flows information:
	Three Months Ended	Six Months Ended
	May 3, 2020	May 3, 2020

Operating cash flows used for operating leases	$502	$2,387
ROU assets obtained in exchange for lease obligations	$58	$340

As of
May 3, 2020

Weighted-average remaining lease term	3.7 years
Weighted-average discount rate	2.41%

Index
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
$6,576

NOTE 8 - SHARE-BASED COMPENSATION

In March 2016, shareholders approved a new equity incentive compensation plan (the “Plan”), under which incentive stock options, non-qualified stock options, stock grants, stock-based awards, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and other stock or cash awards may be granted. Shares to be issued under the Plan may be authorized and unissued shares, issued shares that have been reacquired by us (in the open-market or in private transactions) and are being held in the treasury, or a combination thereof. The maximum number of shares of common stock approved that may be issued under the Plan is four million shares. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of Photronics or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. Total share-based compensation costs for the three and six-month periods ended May 3, 2020, were $1.2 million and $2.6 million, respectively, and $0.9 million and $2.0 million for the three and six-month periods ended April 28, 2019, respectively. No share-based compensation cost was capitalized as part of an asset and no related income tax benefits were recorded during the periods presented.

Restricted Stock

We periodically grant restricted stock awards, the restrictions on which typically lapse over a service period of one-to-four years. The fair value of the awards is determined on the date of grant, based on the closing price of our common stock. There were 5,000 restricted stock awards granted during the three-month period ended May 3, 2020, with a grant-date fair value of $9.90 per share, and there were 527,000 restricted stock awards granted during the six-month period ended May 3, 2020, with a grant-date fair value of $15.21 per share. There were 435,000 restricted stock awards granted during the six-month period ended April 28, 2019, with a weighted-average grant-date fair value of $9.80 per share. As of May 3, 2020, the total compensation cost not yet recognized related to unvested restricted stock awards was approximately $8.9 million. That cost is expected to be recognized over a weighted-average amortization period of 3.1 years. As of May 3, 2020, there were 854,866 shares of restricted stock outstanding.

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

There were no share options granted during the six-month period ended May 3, 2020, or the three-month period ended April 28, 2019. There were 132,000 share options granted during the six-month period ended April 28, 2019, with a weighted-average grant-date fair value of $3.31 per share. The Company received cash from option exercises of $0.4 million and $3.2 million for the three and six-month periods ended May 3, 2020, respectively, and $0.3 million and $0.8 million for the three and six-month periods ended April 28, 2019, respectively. As of May 3, 2020, the total unrecognized compensation cost related to unvested option awards was approximately $0.6 million. That cost is expected to be recognized over a weighted-average amortization period of 2.0 years.

Index
The weighted-average inputs and risk-free rate of return ranges used to calculate the grant-date fair value of options issued during the six-month period ended April 28, 2019, are presented in the following table.

Six Months Ended
April 28, 2019

Volatility	33.1%

Risk free rate of return	2.5-2.9%

Dividend yield	0.0%

Expected term	5.1 years

Information on outstanding and exercisable option awards as of May 3, 2020, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at May 3, 2020	1,723,652	$9.16	5.1 years	$4,000

Exercisable at May 3, 2020	1,433,324	$9.07	4.6 years	$3,494

NOTE 9 - INCOME TAXES

We calculate our provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period.

The effective tax rate of 32.2% exceeds the U.S. statutory rate of 21.0% in the three-month period ended May 3, 2020, primarily due to the non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances, which were partially offset by the benefit of tax holidays and investment credits in certain foreign jurisdictions.

The effective tax rate of 40.5% exceeds the U.S. statutory rate of 21.0% in the six-month period ended May 3, 2020, primarily due to the non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances, and the establishment of a valuation allowance for a loss carryforward in a non-U.S. jurisdiction, which were partially offset by the benefits of tax holidays and investment credits in certain foreign jurisdictions.

Valuation allowances, in jurisdictions with historic losses, eliminate the current tax benefit of losses in these jurisdictions where, based on the weight of information available to us, we determined that it is more likely than not that the tax benefits will not be realized. In the three-month period ended February 2,2020, as a result of the reassessment of the aforementioned available information, we established a valuation allowance of $2.1 million against a non-U.S. based loss-carryforward deferred tax asset that is not more likely than not to be realized.

Unrecognized tax benefits related to uncertain tax positions were $1.8 million at May 3, 2020, and $1.9 million at October 31, 2019, substantially all of which, if recognized, would favorably impact the Company’s effective tax rate. Accrued interest and penalties related to unrecognized tax benefits was $0.2 million at May 3, 2020 and October 31, 2019. Although the timing of the expirations of statutes of limitations may be uncertain, as they can be dependent upon the settlement of tax audits, the Company believes that the amount of uncertain tax positions (including interest and penalties, and net of tax benefits) that may be resolved over the next twelve months is immaterial. Resolution of these uncertain tax positions may result from either or both the lapses of statutes of limitations and tax settlements. The Company is no longer subject to tax authority examinations in the U.S. and major foreign or state jurisdictions for years prior to fiscal year 2015.

We were granted a five-year tax holiday in Taiwan that expired on December 31, 2019. This tax holiday reduced foreign taxes by $0.1 million in the six-month period ended May 3, 2020, by $0.3 million and $1.1 million in the three and six-month periods ended April 28, 2019, respectively, with immaterial per share impacts in the six-month period ended May 3, 2020, and the three-month period ended April 28, 2019, and a one cent per share effect in the six-month period ended April 28, 2019.

Index
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

The effective tax rate of 20.9% differs from the U.S. statutory rate of 21.0% in the six-month period ended April 28, 2019, primarily due to the elimination of the tax benefits in jurisdictions, including the U.S., in which it is not more likely than not that the benefit will be realized; the effects of these eliminations were partially offset by the benefits of the settlement of a tax audit, as well as a tax holiday and investment credits in certain foreign jurisdictions.

NOTE 10 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented below.

	Three Months Ended		Six Months Ended
	May 3, 2020	April 28, 2019	May 3, 2020	April 28 2019

Net income attributable to Photronics, Inc. shareholders	$6,284	$8,479	$16,584	$13,746

Effect of dilutive securities:
Interest expense on convertible notes, net of tax	-	349	-	845

Earnings used for diluted earnings per share	$6,284	$8,828	$16,584	$14,591

Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	64,937	66,261	65,246	66,422
Effect of dilutive securities:
Share-based payment awards	480	438	687	451
Convertible notes	-	3,898	-	4,720

Potentially dilutive common shares	480	4,336	687	5,171

Weighted-average common shares used for diluted earnings per share	65,417	70,597	65,933	71,593

Basic earnings per share	$0.10	$0.13	$0.25	$0.21
Diluted earnings per share	$0.10	$0.13	$0.25	$0.20

The table below shows the outstanding weighted-average share-based payment awards that were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be antidilutive.

	Three Months Ended		Six Months Ended
	May 3, 2020	April 28, 2019	May 3, 2020	April 28, 2019

Share-based payment awards	1,009	1,204	591	1,134

Total potentially dilutive shares excluded	1,009	1,204	591	1,134

Index
NOTE 11 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following tables set forth the changes in our accumulated other comprehensive income by component (net of tax of $0) for the three and six-month periods ended May 3, 2020 and April 28, 2019.

	Three Months Ended May 3, 2020
	Foreign Currency Translation Adjustments	Other	Total

Balance at February 3, 2020	$(11,076)	$(666)	$(11,742)
Other comprehensive (loss) income	(2,405)	1	(2,404)
Less: other comprehensive income attributable to noncontrolling interests	1,054	-	1,054

Balance at May 3, 2020	$(14,535)	$(665)	$(15,200)

	Three Months Ended April 28, 2019
	Foreign Currency Translation Adjustments	Other	Total

Balance at January 28, 2019	$971	$(628)	$343
Other comprehensive (loss) income	(7,054)	25	(7,029)
Less: other comprehensive income attributable to noncontrolling interests	129	13	142

Balance at April 28, 2019	$(6,212)	$(616)	$(6,828)

	Six Months Ended May 3, 2020
	Foreign Currency Translation Adjustments	Other	Total

Balance at November 1, 2019	$(8,331)	$(674)	$(9,005)
Other comprehensive (loss) income	(3,970)	19	(3,951)
Less: other comprehensive income attributable to noncontrolling interests	2,234	10	2,244

Balance at May 3, 2020	$(14,535)	$(665)	$(15,200)

Index
	Six Months Ended April 28, 2019
	Foreign Currency Translation Adjustments	Other	Total

Balance at November 1, 2018	$(4,328)	$(638)	$(4,966)
Other comprehensive (loss) income	(482)	44	(438)
Less: other comprehensive income attributable to noncontrolling interests	1,402	22	1,424

Balance at April 28, 2019	$(6,212)	$(616)	$(6,828)

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

The fair values of our cash and cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying values due to their short-term maturities. The fair values of our variable rate debt instruments are a Level 2 measurement and approximates their carrying values due to the variable nature of the underlying interest rates. We did not have any assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at May 3, 2020 or October 31, 2019.

NOTE 13 – SHARE REPURCHASE PROGRAMS

In August 2019, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act of 1933 (as amended). The company commenced repurchasing shares under this authorization on September 25, 2019. All of the 0.9 million shares repurchased under this authorization prior to November 1, 2019, were retired in fiscal 2019; the repurchase program was terminated on March 20, 2020. The table below presents information on this repurchase program.

	Three Months Ended May 3, 2020	Six Months Ended May 3, 2020	From Inception Date of September 25, 2019

Number of shares repurchased	549	1,464	2,460

Cost of shares repurchased	$5,894	$16,894	$27,894

Average price paid per share	$10.75	$11.54	$11.34

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

Index
	Three Months Ended January 27, 2019	From Inception Date of October 22, 2018

Number of shares repurchased	1,137	1,467

Cost of shares repurchased	$10,694	$13,807

Average price paid per share	$9.40	$9.41

NOTE 14 - COMMITMENTS AND CONTINGENCIES

As of May 3, 2020, the Company had commitments outstanding for capital expenditures of approximately $138 million, primarily for the purchase of high-end IC equipment. See Note 7 for information on our operating lease commitments.

The Company’s wholly owned subsidiary in South Korea has been involved in litigation regarding a 2016 informational tax filing for its non-South Korean bank accounts that was not timely made under a then recently issued presidential decree. A fine (based solely on the amount in such accounts) in the amount of $2.2 million was assessed against our subsidiary. Our subsidiary appealed the fine on the grounds that it was not required to make the tax filing, and such appeal was pursued up to the Supreme Court in South Korea. Under South Korean law, the tax authorities were entitled to pursue the matter in both civil and criminal courts simultaneously, with the proviso that any criminal fine imposed would act to dismiss any civil fine. The prosecutor recommended a fine of $0.03 million. The civil matter has subsequently been dismissed. Photronics was notified on March 12, 2020, that the Supreme Court rendered a decision against our subsidiary on the issue of whether our subsidiary was required to make the tax filing and remanded the case to the appellate court for determination of the fine. We are awaiting a trial date from the appellate court. Prior to the Supreme Court decision, the possibility of a fine had been deemed remote, as our initial assessment based on advice of local counsel and the subsequent judgments in the lower courts were all in our favor. Our estimate of the possible range of loss is $0.03 million to $2.2 million with the most likely amount being $0.03 million (based on the prosecutor’s recommendation). Accordingly, during the three-month period ended May 3, 2020, we accrued a contingent loss of $0.03 million with a charge to Selling, general and administrative expense in the consolidated statements of income. It is reasonably possible that the estimated loss will change in the near term. Our exposure to loss in excess of amounts accrued is $2.17 million. The imposition of the fine will not have a material impact on our financial position or financial performance.

We are subject to various other claims that arise in the ordinary course of business. We believe that our potential liability under such claims, individually or in the aggregate, will not have a material effect on the consolidated financial statements.

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
Accounting Standards Updates to be Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, to simplify the accounting for transitioning from the London Interbank Offered Rate, and other interbank offered rates expected to be discontinued, to alternative reference rates. The guidance in this Update was effective upon its issuance; if elected, it is to be applied prospectively through December 31, 2022. We are currently evaluating the effect the potential adoption of this ASU will have on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses”, the main objective of which is to provide more useful information about expected credit losses on financial instruments and other commitments of an entity to extend credit. In support of this objective, the ASU replaces the incurred loss impairment methodology, found in current GAAP, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU requires a cumulative-effect adjustment as of the beginning of the first reporting period in which the guidance is adopted. ASU 2016-13 is effective for Photronics in its first quarter of fiscal year 2021, with early adoption permitted beginning in the first quarter of fiscal year 2019. We have not early adopted and are currently evaluating the effect that this ASU will have on our consolidated financial statements.

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

Recent Developments

In the first quarter of fiscal 2020, we acquired the remaining 0.2% of noncontrolling interests in Photronics Cheonan, Ltd. (formerly PK, Ltd.), our South Korean subsidiary, for $0.6 million.

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

In the fourth quarter of fiscal 2019, our board of directors declared a dividend of one preferred stock purchase right (a “Right”), payable on or about October 1, 2019, for each share of common stock, par value $0.01 per share, of the Company outstanding on September 30, 2019, to the stockholders of record on that date. In connection with the distribution of the Rights, we entered into a Section 382 Rights Agreement (the “Rights Agreement”), dated as of September 23, 2019, between the Company and Computershare Trust Company, N.A., a federally chartered trust company, as rights agent. The purpose of the Rights Agreement is to deter trading of our common stock that would result in a change in control (as defined in Internal Revenue Code Section 382), thereby preserving our future ability to use our historical federal net operating losses and other Tax Attributes (as defined in the Rights Agreement). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.01 per share, at a price of $33.63, subject to adjustment. The Rights, which are described in the Company’s Current Report on Form 8-K filed on September 24, 2019, are in all respects subject to and governed by the provisions of the Rights Agreement. The Rights will expire at the earliest to occur of (i) the close of business on the day following the date on which our board of directors determines, in its sole discretion, that the Rights Agreement is no longer necessary for the preservation of material valuable tax attributes, or the tax attributes have been fully utilized and may no longer be carried forward or (ii) the close of business on September 22, 2022.

Index
In the fourth quarter of fiscal 2019, PDMC, the Company’s majority-owned IC subsidiary in Taiwan, paid a dividend of which 49.99%, or approximately $18.9 million, was paid to noncontrolling interests.

In the fourth quarter of fiscal 2019, upon our request, a financing entity made an advance payment of $3.5 million to an equipment vendor. We entered into a Master Lease Agreement (“MLA”) with this financing entity, which became effective in July 2019. The MLA enables us to request advance payments or other funds to finance equipment to be leased or purchased in the U.S. In connection with this MLA, we have been approved for financing of $35 million for the purchase of a high-end lithography tool. Interest on this borrowing is payable monthly at thirty-day LIBOR plus 1% (1.79% at May 3, 2020), and will continue to accrue until the borrowing is repaid or, as allowed under the MLA, we enter into a lease for the equipment. We intend to enter into a lease agreement for the related equipment in fiscal year 2020.

In the fourth quarter of fiscal 2019, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act of 1933 (as amended). We repurchased 2.5 million shares, at a cost of $27.9 million (an average price of $11.34 per share), under this authorization. All shares repurchased during fiscal 2019 (0.9 million) were retired in fiscal 2019; the repurchase program was terminated on March 20 2020.

In the second quarter of fiscal 2019, we repaid, upon maturity, the entire $57.5 million principal amount of the convertible senior notes we issued in April 2016.

In the first quarter of fiscal 2019, PDMC paid a dividend, of which 49.99%, or approximately $26.1 million, was paid to noncontrolling interests.

In the first quarter of fiscal 2019, PDMCX was approved for credit of the equivalent of $50 million, subject to certain limitations related to PDMCX registered capital at the time of the initial approval, pursuant to which PDMCX has and will enter into separate loan agreements (“the Project Loans”) for intermittent borrowings. The Project Loans, which are denominated in Chinese renminbi (RMB), are being used to finance certain capital expenditures in China. PDMCX granted liens on its interest in land, building, and certain equipment as collateral for the Project Loans. As of May 3, 2020, PDMCX had borrowed 243.4 million RMB ($34.5 million) against this approval. Payments on these borrowings are due semi-annually through December 2025; the initial payment is scheduled for June 2020. See Note 5 of the condensed consolidated financial statements for additional information on these loans.

In the first quarter of fiscal 2019, PDMCX received approval for unsecured credit of the equivalent of $25.0 million, pursuant to which PDMCX may enter into separate loan agreements. Under this credit agreement, PDMCX can borrow up to 140.0 million RMB to pay value-added taxes (“VAT”) and up to 60.0 million RMB to fund operations; combined total borrowings are limited to the equivalent of $25.0 million. As of May 3, 2020, PDMCX had outstanding 44.8 million RMB ($6.3 million) to fund operations, with repayments due one year from the borrowing dates of the separate loan agreements. As of May 3, 2020, PDMCX had outstanding 64.6 million RMB ($9.1 million) borrowed to pay VAT. Payments on these borrowings are due semiannually, in increasing amounts, through January 2022. See Note 5 of the condensed consolidated financial statements for additional information on these loans.

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

Index
Results of Operations
Three and Six-Months ended May 3, 2020

The following table presents selected operating information expressed as a percent of revenue.

	Three Months Ended			Six Months Ended
	May 3, 2020	February 2, 2020	April 28, 2019	May 3, 2020	April 28, 2019
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	78.7	78.3	80.2	78.5	79.7

Gross profit	21.3	21.7	19.8	21.5	20.3
Selling, general and administrative expenses	9.3	8.9	10.1	9.2	10.6
Research and development expenses	3.1	2.6	2.7	2.7	3.0

Operating income	8.9	10.2	7.0	9.6	6.7
Other income (expense), net	(0.7)	2.3	3.0	0.9	2.0

Income before income taxes	8.2	12.5	10.0	10.5	8.7
Income tax provision	2.6	5.7	2.5	4.3	1.8

Net income	5.6	6.8	7.5	6.2	6.9
Net income attributable to noncontrolling interests	1.2	0.4	1.1 1.1	0.7	1.5

Net income attributable to Photronics, Inc. shareholders	4.4%	6.4%	6.4%	5.5%	5.4%

Note: All tabular comparisons included in the following discussion, unless otherwise indicated, are for the three months ended May 3, 2020 (Q2 FY20), February 2, 2020 (Q1 FY20) and April 28, 2019 (Q2 FY19), and for the six months ended May 3, 2020 (YTD FY20) and April 28, 2019 (YTD FY19), in millions of dollars.

Revenue

Our quarterly revenues can be affected by the seasonal purchasing practices of our customers. As a result, demand for our products is typically reduced during the first, and sometimes the second, quarters of our fiscal year, by the North American, European, and Asian holiday periods, as some of our customers reduce their development and, consequently, their buying activities during those periods.

At the beginning of fiscal year 2020, we changed the threshold for the definition of high-end FPD, from G8 and above and active matrix organic light-emitting diode (AMOLED) display screens, to G10.5 and above, AMOLED, and low-temperature polysilicon display screens (LTPS), to reflect the overall advancement of technology in the FPD industry. Our definition of high-end IC products remains as 28 nanometer or smaller. The following analyses of quarterly changes in revenue by product type for the three-month periods ended February 2, 2020 and April 28, 2019, and the six-month period ended April 28, 2019, have been modified to reflect this change. High-end photomasks typically have higher selling prices (ASPs) than mainstream products.

Index
The following tables present changes in disaggregated revenue in Q2 FY20 and YTD FY20 from revenue in prior reporting periods. Columns may not total due to rounding.

Quarterly Changes in Revenue by Product Type

	Q2 FY20 from Q1 FY20			Q2 FY20 from Q2 FY19		YTD FY20 from YTD FY19
	Revenue in Q2 FY20	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change	Revenue in YTD FY20	Increase (Decrease)	Percent Change
IC
High-end	$38.3	$(2.8)	(6.8)%	$(0.2)	(0.4)%	$79.3	$6.3	8.6%
Mainstream	58.6	(7.4)	(11.2)%	(1.6)	(2.6)%	124.5	4.0	3.4%

Total IC	$96.8	$(10.1)	(9.5)%	$(1.7)	(1.8)%	$203.8	$10.4	5.4%

FPD
High-end	$31.8	$(8.0)	(20.0)%	$9.8	44.2%	$71.6	$34.2	91.4%
Mainstream	14.1	1.1	8.7%	3.2	29.0%	27.1	1.7	6.6%

Total FPD	$45.9	$(6.8)	(12.9)%	$12.9	39.2%	$98.7	$35.9	57.1%

Total Revenue	$142.8	$(17.0)	(10.6)%	$11.2	8.5%	$302.5	$46.2	18.0%

Quarterly Changes in Revenue by Geographic Origin

	Q2 FY20 from Q1 FY20			Q2 FY20 from Q2 FY19			YTD FY20 from YTD FY19
	Revenue in Q2 FY20	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change	Revenue in YTD FY20	Increase (Decrease)	Percent Change
Taiwan	$55.5	$(10.6)	(16.0)%	$(1.0)	(1.7)%	$121.6	$7.4	6.5%
Korea	36.3	(4.5)	(11.0)%	(1.8)	(4.7)%	77.0	3.7	5.1%
United States	24.9	(0.2)	(0.8)%	(1.9)	(7.0)%	49.9	0.7	1.4%
Europe	8.3	0.8	10.4%	(0.1)	(1.2)%	15.9	(0.9)	(5.4)%
China	17.5	(2.4)	(12.1)%	16.0	1,091.8%	37.4	35.7	2,060.9%
Other	0.3	0.0	(13.2)%	(0.1)	(24.0)%	0.7	(0.4)	(34.7)%

	$142.8	$(17.0)	(10.6)%	$11.2	8.5%	$302.5	$46.2	18.0%

Revenue decreased $17.0 million, or 10.6%, in Q2 FY20, compared with Q1 FY20, primarily due to push-outs of orders, first in China, due to the extended Lunar New Year period and concomitant reductions in manufacturing activity attributable to the coronavirus pandemic, and then in our other sites, as we encountered mobility restrictions due to the pandemic. The greatest impact of these restrictions was experienced in the mainstream IC and high-end FPD product lines. On a geographic basis, Asia revenue declined in varying degrees, the U.S. revenue was essentially flat, and Europe revenue increased $0.8 million or 10.4%. Most of our IC customers’ products have been deemed to be essential. However, with many of their design teams working remotely, design verification processes have been delayed, resulting in delays in their orders. Our three FPD facilities operated at capacity in Q2 FY20, but orders for G10.5+ products decreased from Q1 FY20, resulting in lower high-end and total FPD revenue in the current quarter.

Revenue increased 8.5% in Q2 FY20, compared with Q2 FY19, due to increased high-end and mainstream FPD revenues. The increases reflected both stronger global demand and our increased ability to meet it through the utilization of our China-based FPD factory. IC revenues declined moderately by 1.8%, as design releases were behind schedule due to delays in design verification processes. On a geographic basis, the increase in revenue was attributable to revenues in our two China-based facilities.

On a year-to-date basis, revenues increased $46.2 million, or 18.0%, from YTD FY19, resulting from growth in all product categories, led by high-end FPD, which grew $34.2 million, or 91.4%, from the prior year period. While this growth was led by increased revenues from G10.5+ products, there were also significant increases in revenues from both AMOLED and LTPS products. On a geographic basis, approximately 77% of the increase was attributable to revenues in our two China-based sites.

Index
Gross Margin

	Three Months Ended					Six Months Ended
	Q2 FY20	Q1 FY20	Percent Change	Q2 FY19	Percent Change	YTD FY20	YTD FY19	Percent Change

Gross profit	$30.4	$34.6	(12.0)%	$26.0	17.0%	$65.0	$52.1	24.8%
Gross margin	21.3%	21.7%		19.8%		21.5%	20.3%

Gross margin decreased by 0.4% in Q2 FY20, from Q1 FY20, primarily as a result of the previously discussed 10.6% decrease in revenue. Total cost of goods sold decreased 10.2%, with the primary drivers being: an 11.8% decrease in material costs, reflecting the decrease in revenue; a decrease in compensation and related costs of 10.3%; a decrease in overhead costs of 8.9%, as variable and discretionary expenses declined in most categories, with the most notable exception being tool maintenance, which increased $0.6 million, or 11.3%.

Gross margin increased by 1.5 percentage points in Q2 FY20, from Q2 FY19, primarily as a result of the 8.5% growth in revenue in the current year quarter. Material costs, as a percent of revenue, increased 1.0%, in contrast to labor costs, which decreased by 1.8 percentage points as a percent of revenue. Overhead costs increased 6.2%, with depreciation at our two China-based facilities, both of which began production in fiscal year 2019, the predominant cause. Net of depreciation at the China-based facilities, overhead costs decreased 1.0% from the prior year quarter.

Gross margin increased by 1.2% in YTD FY20, from YTD FY19, primarily as a result of the 18.0% increase in revenue. Material costs, as a percent of revenue, increased 1.1 percentage points, in contrast to labor costs, which fell 1.7%, as a percent of revenue. Overhead costs increased 16.8%, with depreciation at our two China-based facilities, which began production in FY19, accounting for approximately half of the increase. Other outside services and other equipment related costs were up 27.5% and 15.6%, respectively, contributing significantly to the overall increase in overhead costs.

As we operate in a high fixed cost environment, increases or decreases in our revenues and capacity utilization will generally positively or negatively impact our gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.0 million, or 6.7%, to $13.3 million in Q2 FY20, from $14.2 million in Q1 FY20, primarily due to decreased compensation and related expenses. Selling, general and administrative expenses was unchanged from Q2 FY19, decreasing by 0.8 percentage points, as a percent of revenue. Selling, general and administrative expenses increased by $0.4 million, or 1.5%, to $27.5 million in YTD FY20, from $27.1 million in YTD FY19, primarily due to increased compensation and related expenses.

Research and Development Expenses

Research and development expenses consist of development efforts generally related to process technologies for high-end IC nodes and FPD applications.

Research and development expense increased $0.4 million, to $4.5 million, or 9.4%, in Q2 FY20, from Q1 FY20, primarily as a result of increased FPD development activities in China and IC development activities in the U.S. Research and development expense increased $ 0.9 million, or 26.0%, in Q2 FY20, from Q2 FY19, due to increased spending in the U.S. and the two China-based facilities. Research and development expense increased $ 0.7 million, or 9.4%, in YTD FY20, from YTD FY19, primarily due to increased development activities at the two China-based facilities, which were partially offset by reduced activities in the U.S.

Index
Other Income (Expense)

	Three Months Ended			Six Months Ended
	Q2 FY20	Q1 FY20	Q2 FY19	YTD FY20	YTD FY19

Foreign currency transaction (losses) gains, net	$(1.4)	$4.7	$4.0	$3.3	$5.1
Interest expense, net	0.8	(1.8)	(0.4)	(1.0)	(0.9)
Interest income and other income (expense), net	(0.3)	0.8	0.3	0.5	0.9

Other income (expense), net	$(1.0)	$3.7	$3.9	$2.8	$5.0

Other income (expense), net decreased $4.7 million from income of $3.7 million in Q1 FY20 to a loss of $1.0 million in Q2 FY20, primarily due to an unfavorable change in foreign currency transaction results of $6.1 million, partially offset by the receipt of interest subsidies in Q2 F20. Other income (expense), net decreased by $4.9 million, from income of $3.9 million in Q2 FY19, to the loss of $1.0 million in Q2 FY20; this loss was primarily due to an unfavorable change in foreign currency transaction results of $5.4 million. Other income (expense), net decreased $2.2 million year-to-date primarily due to a decrease in foreign currency exchange gains of $1.8 million in YTD FY20, compared with the prior year period.

Income Tax Provision

	Three Months Ended			Six Months Ended
	Q2 FY20	Q1 FY20	Q2 FY19	YTD FY20	YTD FY19

Income tax provision	$3.8	$9.1	$3.3	$12.9	$4.7
Effective income tax rate	32.2%	45.4%	25.0%	40.5%	20.9%

The effective income tax rate is sensitive to the jurisdictional mix of earnings, due, in part, to the non-recognition of tax benefits on losses in jurisdictions with valuation allowances.

The effective income tax rate decreased in Q2 FY20, compared with Q1 FY20, primarily due to the establishment of a valuation allowance for a loss carryforward in a non-U.S. jurisdiction in Q1 FY20 and changes in the jurisdictional mix of earnings. The effective income tax rate increased in Q2 FY20, compared with Q2 FY19, due to changes in the jurisdictional mix of earnings and the expiration of a tax holiday in Taiwan in December 2019.

The effective income tax rate increased in YTD FY20, compared with YTD FY19, primarily due to the YTD FY20 establishment of a valuation allowance for a loss carryforward in a non-U.S. jurisdiction, which was partially offset by a non-repetitive, one-time audit settlement benefit in YTD FY19, as well as changes in the jurisdictional mix of earnings, the expiration of a tax holiday in Taiwan, and use of investment credits to reduce tax expense in 2019.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $1.7 million in Q2 FY20, which represented an increase of $1.1 million from Q1 FY20, as a decreased loss at our China-based IC facility exceeded decreased income at our Taiwan-based IC facility. Net income attributable to noncontrolling interests increased $0.3 million in Q2 FY20 from $1.4 million in Q2 FY19, as a result of increased income at our Taiwan-based IC facility, and a decreased loss at our China-based IC facility. On a year-to-date basis, net income attributable to noncontrolling interests decreased $1.6 million; the decrease was the result of an increased loss at the China-based facility, which was partially offset by increased income at the Taiwan-based facility. We hold 50.01% ownership interests in both of these facilities.

Liquidity and Capital Resources

We had cash and cash equivalents of $237.8 million at the end of Q2 FY20, compared with $206.5 million at the end of fiscal 2019. The net increase is primarily attributable to:

-	$61.3 million provided by operating activities;
-	$7.6 million contributed to our China-based IC facility by noncontrolling interests;
-	$5.3 million government incentives received in China;
-	$3.4 million received from exercises of employee stock options;
-	$1.1 million received from borrowings in China;
-	$30.1 million paid for property, plant, and equipment;
-	$16.9 million used to repurchase our common stock.

Index
Our working capital at the end of Q2 FY20 was $318.9 million, compared with $275.6 million at the end of fiscal 2019. The $43.3 million net increase is primarily attributable to the below increases (decreases) in working capital:

-	Increased cash and cash equivalents of $31.3 million;
-	Increased inventories of $8.8 million, acquired to protect against potential COVID 19 related supply chain disruptions;
-	Increased recoverable value added taxes of $6.2 million, related to our China-based facilities;
-	Decreased discretionary compensation accruals of $5.3 million;
-	Decreased accruals for capital expenditures of $4.6 million;
-	Increased current portion of long-term debt of $(6.8) million;
-	Increased value added taxes payable of $(6.3) million.

The net cash provided by operating activities of $61.3 million in YTD FY20 was a $63.6 million increase from $2.3 million used in YTD FY19. The net increase was primarily due to:

-	Increased net income of $1.3 million in YTD FY20;
-	Increased non-cash add backs to net income, including depreciation, share-based compensation and deferred income taxes of $10.2 million in YTD FY20;
-
A comparative decrease in value added tax prepayments related to our China facilities of $25.1 million inQ1 FY20. These  prepayments are recoverable through future revenue transactions of the facilities;

-	A comparative decrease in the increase of prepaid income taxes of $2.8 million in YTD FY20;
-	Increased operating lease liabilities of $1.8 million, which resulted from our adoption of ASC 842 in Q1 FY20.

Net cash used in investing activities was $25.0 million in YTD FY20, a decrease of $109.8 million from the $134.8 million used in YTD FY19. The net decrease was primarily attributable to decreased capital expenditures of $110.3 million; this was the result of a reduction in payments to equip our China-based facilities, which were in the start-up phase in the first half of fiscal year 2019.

Net cash flows used in financing activities decreased to $5.4 million in YTD FY20 from $28.0 million used in YTD FY19. Significant components of the $22.6 million net decrease were:

-	$57.5 million used to repay (upon their maturity) our convertible senior notes in YTD FY19;
-	$26.1 million used to pay dividends to DNP (related to their 49.99% interest in our IC facility in Taiwan) in YTD FY19;
-	$(38.5) million less received from borrowings in China in YTD FY20 than in YTD FY19;
-	$(21.8) million less contributed by DNP to maintain their proportionate ownership interest in our IC joint venture in China in YTD FY20 than in YTD FY19.

As of May 3, 2020 and October 31, 2019, our total cash and cash equivalents included $192.7 million and $147.2 million, respectively, held by our foreign subsidiaries. The majority of earnings of our foreign subsidiaries are considered to be indefinitely reinvested. Repatriation of these funds to the U.S. may subject them to U.S. state income taxes and local country withholding taxes in certain jurisdictions. Furthermore, our foreign subsidiaries continue to grow through the reinvestment of earnings in additional manufacturing capacity and capability, particularly in the high-end IC and FPD areas.

Our liquidity, as we operate in a high fixed cost environment, is highly dependent on our revenue, cash conversion cycle, and the timing of our capital expenditures (which can vary significantly from period to period). We believe that our cash on hand, cash generated from operations, and amounts available to borrow will be sufficient to meet our cash requirements for the next twelve months. However, depending on conditions in the semiconductor and FPD markets, our cash flows from operations and current holdings of cash may not be adequate to meet our current and long-term needs for capital expenditures, operations and debt repayments. Historically, in certain years, we have used external financing to fund these needs. Due to conditions in the credit markets and covenant restrictions on our existing debt, some financing instruments we have used in the past may not be available to us when required. Consequently, we cannot assure that additional sources of financing would be available to us on commercially favorable terms, should our long-term cash requirements exceed our existing cash and cash available under our credit agreements (which are discussed in Note 5 to the condensed consolidated financial statements).

Index
As of May 3, 2020, we had outstanding capital commitments of approximately $138 million. We intend to finance our capital expenditures with our working capital, contributions from our joint venture partners, borrowings under the MLA we entered into in fiscal 2019 (as discussed in Note 5 to the condensed consolidated financial statements), cash generated from operations and, if necessary, additional borrowings. Our remaining funding commitment for our IC facility in China, which commenced production in the third quarter of fiscal 2019, was approximately $8 million as of May 3, 2020; we fulfilled this commitment in May 2020.

Off-Balance Sheet Arrangements

As noted above, in January 2018, Photronics, through its wholly owned Singapore subsidiary, entered into the PDMCX joint venture with DNP, through its wholly owned subsidiary “DNP Asia Pacific PTE, Ltd.” under which DNP obtained a 49.99% interest in our IC business in Xiamen, China. The joint venture was established to develop and manufacture photomasks for leading edge and advanced generation semiconductors. Under the joint venture’s operating agreement, DNP is afforded, under certain circumstances, the right to put its interest in PDMCX to Photronics. These circumstances include disputes regarding the strategic direction of PDMCX that may arise after the initial two-year term of the Agreement that cannot be resolved between the two parties. As of the date of issuance of this report, DNP had not indicated its intention to exercise this right. In addition, both Photronics and DNP have the option to purchase, or put, their interest from, or to, the other party, should their ownership interest fall below 20% for a period of more than six consecutive months. Under all such circumstances, the sales of ownership interests would be at the exiting party’s ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance. Should DNP exercise an option to put their, or purchase our, interest in PDMCX we may, depending on the relationship of the fair and book value of PDMCX’s net assets, incur a loss. As of May 3, 2020, Photronics and DNP each had net investments in PDMCX of $43.0 million.

Business Outlook

While the near-term effects of the global coronavirus pandemic on our business cannot be predicted, we continue to believe that a majority of the growth in the IC and FPD markets will continue to come from the Asia region, predominantly in China. We expect to meet these demands both through the utilization of our new facilities in China, and by importing photomasks into China from our other facilities. We make continual assessments of our global manufacturing strategy and monitor our revenue and related cash flows from operations. These ongoing assessments could result in future facility closures, asset redeployments, impairments of intangible or long-lived assets, workforce reductions, or the addition of manufacturing facilities, all of which would be based on market conditions and customer requirements.

Our future results of operations and the other forward-looking statements contained in this filing involve a number of risks and uncertainties, some of which are discussed in Part1, Item 1A in our Annual Report on Form 10-K for the year ended October 31, 2019 and in Part 2, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended February 2, 2020; a number of other unforeseen factors could cause actual results to differ materially from our expectations.

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

Index
Our primary net foreign currency exposures as of May 3, 2020, included the South Korean won, the Japanese yen, the New Taiwan dollar, the Chinese renminbi, the Singapore dollar, the British pound sterling, and the euro. As of that date, a 10% adverse movement in the value of currencies different than the functional currencies of our subsidiaries would have resulted in a net unrealized pre-tax loss of $33.1 million, which represents a decrease of $0.8 million from our exposure at February 2, 2020, and is equivalent to our exposure at October 31, 2019. Our most significant exposures at May 3, 2020, related to the Chinese renminbi and the South Korean won to the U.S. dollar, which were, respectively, $13.3 million and $11.8 million at that date. We do not believe that a 10% change in the exchange rates of non-US dollar currencies, other than the aforementioned currencies and the Japanese Yen, would have had a material effect on our May 3, 2020, condensed consolidated financial statements.

Interest Rate Risk

A 10% adverse movement in the interest rates on our variable rate borrowings would not have had a material effect on our May 3, 2020 condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL MATTERS

The Company’s wholly owned subsidiary in South Korea has been involved in litigation regarding a 2016 informational tax filing regarding its non-South Korean bank accounts that was not timely made under a then recently issued presidential decree. A fine (based solely on the amount in such accounts) in the amount of $2.2 million was assessed against our subsidiary. Our subsidiary appealed the fine on the grounds that it was not required to make the tax filing, and such appeal was pursued up to the Supreme Court in South Korea. Under South Korean law, the tax authorities were entitled to pursue the matter in both civil and criminal courts simultaneously, with the proviso that any criminal fine imposed would act to dismiss any civil fine. The prosecutor recommended a fine of $0.03 million. The civil matter has subsequently been dismissed. Photronics was notified on March 12, 2020, that the Supreme Court rendered a decision against our subsidiary on the issue of whether our subsidiary was required to make the tax filing and remanded the case to the appellate court for determination of the fine. We are awaiting a trial date from the appellate court. Prior to the Supreme Court decision, the possibility of a fine had been deemed remote, as our initial assessment based on advice of local counsel and the subsequent judgments in the lower courts were all in our favor. Our estimate of the possible range of loss is $0.03 million to $2.2 million with the most likely amount being $0.03 million (based on the prosecutor’s recommendation). Accordingly, during the three-month period ended May 3, 2020, we accrued a contingent loss of $0.03 million, with a charge to Selling, general and administrative expense in the consolidated statements of income. It is reasonably possible that the estimated loss will change in the near term. Our exposure to loss in excess of amounts accrued is $2.17 million. The imposition of the fine will not have a material impact on our financial position or financial performance.

Index
We are subject to various other claims that arise in the ordinary course of business. We believe that such claims, individually or in the aggregate, will not have a material effect on the consolidated financial statements.

Item 1A.	RISK FACTORS

Other than the below, there have been no other material changes to risks relating to our business as disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2019 and Part 2, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended February 2, 2020.

Our expansion into China entails substantial risks.

In the past year, we commenced operations at our two newly constructed manufacturing facilities in China. These investments are subject to substantial risks which may include, but are not limited to: the inability to protect our intellectual property rights under Chinese law, which may not offer as high a level of protection as U.S. law; unexpectedly long negotiation periods with Chinese suppliers and customers; quality issues related to materials sourced from local vendors; unexpectedly high labor costs due to a tight labor supply; and difficulty in repatriating funds and selling or transferring assets. Our investments in China also expose us to a significant additional foreign currency exchange risk, which we had not been subject to in recent years. In addition, while we do not see any imminent threat, as tensions have escalated between the U.S. and China, we believe there is an enhanced risk that our substantial investments in China may be subject to unforeseen restrictions, which may include expropriation of the investments by the Chinese government. These and other risks may result in our not realizing a return on, or losing some, or all, of our planned investments in China, which would have a material adverse effect on our financial condition and financial performance.

Our business could be adversely impacted by global or regional catastrophic events.

Our business could be adversely affected by terrorist acts, widespread outbreaks of infectious diseases (such as the COVID-19 pandemic), government responses such as shelter-in-place directives to limit the impact of infectious diseases, or the outbreak or escalation of wars, especially in the Asian markets in which we generate a significant portion of our sales and in Japan where we purchase raw materials and capital equipment. Such events in the geographic regions in which we do business, including escalations of political tensions and military conflicts within the Korean Peninsula, or between the People’s Republic of China and the U.S. or the Republic of China (Taiwan), could have material adverse impacts on our revenue, cost and availability of raw materials, results of operations, cash flows, and financial condition.

Our products and technology could be subject to U.S. export control laws and the export control laws of the foreign jurisdictions where we operate

We are subject to various laws relating to the export of products we manufacture and the technology related thereto, and our failure to comply with these laws could subject us to substantial fines, penalties and even injunctions, the imposition of which could have a material adverse effect on the success of our business.

We are subject to the export control laws of the United States and the export control laws of the foreign jurisdictions where we operate. On April 28, 2020, the Trump administration significantly expanded the reach of U.S. export controls over certain products and certain countries. The U.S. Department of Commerce has, among other things:  expanded license requirements to China, Russia and Venezuela; broadened the list of products covered by these expanded license requirements; expanded the definition of “military end use”; created a new “reason for control”; created a new review policy for certain items to certain countries; added substantial electronic export information filing requirements; eliminated the license exception for civil end use for certain countries, including China, Russia and Venezuela; and proposed to remove those same countries from the list of those eligible for additional re-exports license exceptions. The final rules relating to most of these changes are effective June 29, 2020, and comments to the proposed rule on re-exports are due on the same day. Application of these laws may adversely affect our business in various ways, including by regulating the export of our products, equipment, services, and technology from the United States and abroad, increasing the time necessary to obtain required authorizations, and the possibility of monetary fines and other penalties for non-compliance.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In August 2019, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act of 1933 (as amended). The authorization did not obligate us to repurchase any dollar amount or number of shares of common stock, and the repurchase program could have been suspended or discontinued at any time. The following table presents information on our common stock repurchase activity for the second fiscal quarter of 2020.

	Total Number of Shares Purchased (in millions)	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program (in millions)	Dollar Value of Shares That May Yet Be Purchased (in millions)

Period
February 3, 2020 – March 1, 2020	0.1	$12.37	0.1	$77.0
March 2, 2020 – March 29, 2020	0.5	$10.48	0.5	$0.0	*
Total	0.6	$10.75	0.6

* The share repurchase program was terminated on March 20, 2020.

Index
Item 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ JOHN P. JORDAN	By:	/s/ ERIC RIVERA
	JOHN P. JORDAN		ERIC RIVERA
	Senior Vice President,		Vice President,
	Chief Financial Officer		Corporate Controller
	(Principal Financial Officer)		(Principal Accounting Officer)

Date: June 12, 2020		Date: June 12, 2020