Form 10-Q
period 2020-08-02
PHOTRONICS INC
filed 2020-09-10
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2020
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
Yes ☐  No ☒

The registrant had 65,663,609 shares of common stock outstanding as of September 7, 2020.

Index

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Photronics, Inc. (“Photronics”, the “Company”, “we”, “our”, or “us”). These statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be identified by words like “expect,” “anticipate,” “believe,” “plan,” “project,” “could,” “estimate,” “intend,” “may,” “will”, “in our view” and similar expressions, or the negative of such terms, or other comparable terminology. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this quarterly report on Form 10-Q or in other documents filed with the Securities and Exchange Commission in press releases or in the Company’s communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls regarding, among other things, the consummation and benefits of transactions, joint ventures, business combinations, divestitures and acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. Various factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements expressed or implied by forward-looking statements. Factors that might affect forward-looking statements include, but are not limited to, overall economic and business conditions; economic and political conditions in international markets; pandemics affecting our labor force, customers or suppliers; the demand for the Company’s products; competitive factors in the industries and geographic markets in which the Company competes; the timing of orders received from customers; the gain or loss of significant customers; competition from other manufacturers; changes in accounting standards; federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); changes in the jurisdictional mix of our earnings; interest rate and other capital market conditions, including changes in the market price of the Company’s securities; foreign currency exchange rate fluctuations; changes in technology; technology or intellectual property infringement, including cybersecurity breaches, and other innovation risks; unsuccessful or unproductive research and development or capital expenditures; the timing, impact, and other uncertainties related to transactions and acquisitions, divestitures, business combinations, and joint ventures as well as decisions the Company may make in the future regarding the Company’s business, capital and organizational structures, and other matters; the seasonal and cyclical nature of the semiconductor and flat panel display industries; management changes; changes in laws and government regulation impacting our operations or our products, including laws relating to export controls and import laws, rules and tariffs; the occurrence of regulatory proceedings, claims or litigation; damage or destruction to the Company’s facilities, or the facilities of its customers or suppliers, by natural disasters, labor strikes, political unrest, or terrorist activity; acts of war, construction of new facilities and acquisition of new equipment; dilutive issuances of the Company’s stock; the ability of the Company to (i) place new equipment in service on a timely basis; (ii) obtain additional financing; (iii) achieve anticipated synergies and cost savings; (iv) fully utilize its tools; (v) achieve desired yields, pricing, product mix, and market acceptance of its products and (vi) obtain necessary import and export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements, except as otherwise required by securities and other applicable laws.

Index

PHOTRONICS, INC.

INDEX

Index

PART I.	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	August 2, 2020	October 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$260,597	$206,530
Accounts receivable, net of allowance of $1,300 in 2020 and $1,334 in 2019	146,843	134,454
Inventories	54,733	48,155
Other current assets	48,468	38,388

Total current assets	510,641	427,527

Property, plant and equipment, net	623,247	632,441
Intangible assets, net	4,535	7,870
Deferred income taxes	22,261	20,779
Other assets	35,158	30,048
Total assets	$1,195,842	$1,118,665

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$6,087	$8,731
Current portion of long-term debt	8,596	2,142
Accounts payable	94,530	91,379
Accrued liabilities	66,096	49,702
Total current liabilities	175,309	151,954

Long-term debt	38,183	41,887
Other liabilities	25,665	13,732
Total liabilities	239,157	207,573

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 66,276 shares issued and 64,812 outstanding at August 2, 2020 and 65,595 shares issued and outstanding at October 31, 2019	663	656
Additional paid-in capital	531,619	524,319
Retained earnings	281,282	253,922
Treasury stock, 1,464 shares at August 2, 2020	(16,894)	-
Accumulated other comprehensive loss	(6,428)	(9,005)
Total Photronics, Inc. shareholders’ equity	790,242	769,892
Noncontrolling interests	166,443	141,200
Total equity	956,685	911,092
Total liabilities and equity	$1,195,842	$1,118,665

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 2, 2020	July 28, 2019	August 2, 2020	July 28, 2019

Revenue	$157,895	$138,112	$460,405	$394,404

Cost of goods sold	120,161	107,542	357,636	311,721

Gross profit	37,734	30,570	102,769	82,683

Operating expenses:

Selling, general and administrative	13,306	13,124	40,792	40,186

Research and development	4,492	4,046	13,034	11,852

Total operating expenses	17,798	17,170	53,826	52,038

Operating income	19,936	13,400	48,943	30,645

Other income (expense):
Foreign currency transaction (losses) gains, net	(1,565)	(76)	1,739	4,976
Interest expense, net	(586)	(377)	(1,609)	(1,263)
Interest income and other income (expense), net	16	105	480	979

Income before income taxes	17,801	13,052	49,553	35,337

Income tax provision	4,937	3,218	17,789	7,883

Net income	12,864	9,834	31,764	27,454

Net income attributable to noncontrolling interests	2,088	3,487	4,404	7,361

Net income attributable to Photronics, Inc. shareholders	$10,776	$6,347	$27,360	$20,093

Earnings per share:

Basic	$0.17	$0.10	$0.42	$0.30

Diluted	$0.17	$0.10	$0.42	$0.30

Weighted-average number of common shares outstanding:

Basic	64,780	66,313	65,090	66,386

Diluted	65,247	66,570	65,704	69,919

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 2, 2020	July 28, 2019	August 2, 2020	July 28, 2019

Net income	$12,864	$9,834	$31,764	$27,454

Other comprehensive income (loss), net of tax of $0:

Foreign currency translation adjustments	10,659	(8,882)	6,689	(9,364)

Other	4	28	23	72

Net other comprehensive income (loss)	10,663	(8,854)	6,712	(9,292)

Comprehensive income	23,527	980	38,476	18,162

Less: comprehensive income attributable to noncontrolling interests	3,979	2,232	8,539	7,530

Comprehensive income (loss) attributable to Photronics, Inc. shareholders	$19,548	$(1,252)	$29,937	$10,632

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Three Months Ended August 2, 2020
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Common Stock
	Shares	Amount

Balance at May 4, 2020	66,215	$662	$530,117	$270,506	$(16,894)	$(15,200)	$152,467	$921,658

Net income	-	-	-	10,776	-	-	2,088	12,864
Other comprehensive income	-	-	-	-	-	8,772	1,891	10,663
Sale of common stock through employee stock option and purchase plans	45	1	306	-	-	-	-	307
Restricted stock awards vesting and expense	16	-	1,042	-	-	-	-	1,042
Share-based compensation expense	-	-	154	-	-	-	-	154
Contribution from noncontrolling interest	-	-	-	-	-	-	9,997	9,997

Balance at August 2, 2020	66,276	$663	$531,619	$281,282	$(16,894)	$(6,428)	$166,443	$956,685

	Three Months Ended July 28, 2019
	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Loss	Interests	Equity

Balance at April 29, 2019	69,984	$700	$558,359	$245,144	$(33,807)	$(6,828)	$134,760	$898,328

Net income	-	-	-	6,347	-	-	3,487	9,834
Other comprehensive loss	-	-	-	-	-	(7,599)	(1,255)	(8,854)
Sale of common stock through employee stock option and purchase plans	38	-	169	-	-	-	-	169
Restricted stock awards vesting and expense	22	-	636	-	-	-	-	636
Share-based compensation expense	-	-	273	-	-	-	-	273
Repurchase of common stock of subsidiary	-	-	-	-	-	-	(48)	(48)

Balance at July 28, 2019	70,044	$700	$559,437	$251,491	$(33,807)	$(14,427)	$136,944	$900,338

See accompanying notes to condensed consolidated financial statements.

Index
PHOTRONICS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Nine Months Ended August 2, 2020
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Common Stock
	Shares	Amount

Balance at November 1, 2019	65,595	$656	$524,319	$253,922	$-	$(9,005)	$141,200	$911,092

Net income	-	-	-	27,360	-	-	4,404	31,764
Other comprehensive income	-	-	-	-	-	2,577	4,135	6,712
Sale of common stock through employee stock option and purchase plans	448	5	3,523	-	-	-	-	3,528
Restricted stock awards vesting and expense	233	2	2,869	-	-	-	-	2,871
Share-based compensation expense	-	-	653	-	-	-	-	653
Purchase of treasury stock	-	-	-	-	(16,894)	-	-	(16,894)
Contribution from noncontrolling interest	-	-	-	-	-	-	17,596	17,596
Repurchase of common stock of subsidiary	-	-	255	-	-	-	(892)	(637)

Balance at August 2, 2020	66,276	$663	$531,619	$281,282	$(16,894)	$(6,428)	$166,443	$956,685

	Nine Months Ended July 28, 2019
	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Loss	Interests	Equity

Balance at November 1, 2018	69,700	$697	$555,606	$231,445	$(23,111)	$(4,966)	$144,898	$904,569

Adoption of ASU 2014-09	-	-	-	1,083	-	-	121	1,204
Adoption of ASU 2016-16	-	-	-	(1,130)	-	-	(3)	(1,133)
Net income	-	-	-	20,093	-	-	7,361	27,454
Other comprehensive (loss) income	-	-	-	-	-	(9,461)	169	(9,292)
Sale of common stock through employee stock option and purchase plans	174	2	961	-	-	-	-	963
Restricted stock awards vesting and expense	170	1	1,853	-	-	-	-	1,854
Share-based compensation expense	-	-	1,017	-	-	-	-	1,017
Contribution from noncontrolling interest	-	-	-	-	-	-	29,394	29,394
Dividends to noncontrolling interest	-	-	-	-	-	-	(44,939)	(44,939)
Repurchase of common stock of subsidiary	-	-	-	-	-	-	(57)	(57)
Purchase of treasury stock	-	-	-	-	(10,696)	-	-	(10,696)

Balance at July 28, 2019	70,044	$700	$559,437	$251,491	$(33,807)	$(14,427)	$136,944	$900,338

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	August 2, 2020	July 28, 2019

Cash flows from operating activities:
Net income	$31,764	$27,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,120	60,387
Share-based compensation	3,773	2,871
Changes in assets and liabilities:
Accounts receivable	(9,476)	(14,185)
Inventories	(6,155)	(15,083)
Other current assets	(12,381)	(9,406)
Accounts payable, accrued liabilities, and other	(381)	(28,534)

Net cash provided by operating activities	78,264	23,504

Cash flows from investing activities:
Purchases of property, plant and equipment	(36,693)	(160,149)
Government incentives	5,263	17,694
Other	(139)	(24)

Net cash used in investing activities	(31,569)	(142,479)

Cash flows from financing activities:
Proceeds from debt	5,699	53,227
Contribution from noncontrolling interest	17,596	29,394
Purchase of treasury stock	(16,894)	(10,696)
Repayments of debt	(5,929)	(61,319)
Proceeds from share-based arrangements	3,869	1,314
Dividends paid to noncontrolling interest	-	(26,102)
Other	(248)	(92)

Net cash provided by (used in) financing activities	4,093	(14,274)

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	3,486	1,206

Net increase (decrease) in cash, cash equivalents, and restricted cash	54,274	(132,043)
Cash, cash equivalents, and restricted cash at beginning of period	209,291	331,989

Cash, cash equivalents, and restricted cash at end of period	$263,565	$199,946

Supplemental disclosure of non-cash information:

Accrual for property, plant and equipment purchased during the period	$34,356	$20,015
Accrual for property, plant and equipment purchased with funds receivable from government incentives	$-	$11,686
Subsidiary dividend payable	$-	$18,760

See accompanying notes to condensed consolidated financial statements.

Index

PHOTRONICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share amounts and per share data)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

Photronics, Inc. (“Photronics”, “the Company”, “we”, “our”, or “us”) is one of the world’s leading manufacturers of photomasks, which are high-precision photographic quartz or glass plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat-panel displays (“FPDs”), and are used as masters to transfer circuit patterns onto semiconductor wafers and FPD substrates during the fabrication of integrated circuits (“ICs” or “semiconductors”), a variety of FPDs and, to a lesser extent, other types of electrical and optical components. We currently have eleven manufacturing facilities, which are located in Taiwan (3), Korea, the United States (3), Europe (2), and two recently constructed facilities in China. Our FPD facility in Hefei, China, commenced production in the second quarter of fiscal 2019, and our IC facility in Xiamen, China, commenced production in the third quarter of fiscal 2019.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect amounts reported in them. Estimates are based on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Our estimates are based on the facts and circumstances available at the time they are made. Subsequent actual results may differ from such estimates. We review these estimates periodically and reflect any effects of revisions in the period in which they are determined.

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

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or net realizable value. Presented below are the components of inventory at the balance sheet dates:

	August 2, 2020	October 31, 2019

Raw materials	$53,455	$46,027
Work in process	1,278	2,122
Finished goods	-	6

	$54,733	$48,155

Index
NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	August 2, 2020	October 31, 2019

Land	$12,090	$12,085
Buildings and improvements	173,918	172,340
Machinery and equipment	1,767,245	1,748,483
Leasehold improvements	20,660	19,921
Furniture, fixtures and office equipment	14,745	14,404
Construction in progress	61,277	28,135

	2,049,935	1,995,368
Accumulated depreciation and amortization	(1,426,688)	(1,362,927)

	$623,247	$632,441

Depreciation and amortization expense for property, plant and equipment was $22.1 million and $67.6 million for the three and nine-month periods ended August 2, 2020, respectively, and $20.7 million and $56.9 million for the three and nine-month periods ended July 28, 2019, respectively.

NOTE 4 - PDMCX JOINT VENTURE

In January 2018, Photronics, through its wholly owned Singapore subsidiary (hereinafter, within this Note “we”, “Photronics”, or “our”), and Dai Nippon Printing Co., Ltd., through its wholly owned subsidiary “DNP Asia Pacific PTE, Ltd.” (“DNP”) entered into a joint venture under which DNP obtained a 49.99% interest in our IC business in Xiamen, China. The joint venture, known as “Xiamen American Japan Photronics Mask Co., Ltd.” (“PDMCX”), was established to develop and manufacture photomasks for leading-edge and advanced generation semiconductors. We entered into this joint venture to enable us to compete more effectively for the merchant photomask business in China, and to benefit from the additional resources and investment that DNP provides to enable us to offer advanced-process technology to our customers. No gain or loss was recorded upon the formation of this joint venture.

The total investment per the PDMCX operating agreement (“the Agreement”) is $160 million. As of August 2, 2020, Photronics and DNP had each contributed cash of approximately $65 million, and PDMCX obtained local financing of approximately $35 million; thus both parties have fulfilled their initial investment commitments under the Agreement. As discussed in Note 5, liens were granted to the local financing entity on assets with a total carrying value of $92.8 million, as collateral for the loans.

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

We recorded net losses from the operations of PDMCX of $0.8 million, and $4.8 million during the three and nine-month periods ended August 2, 2020, respectively, and losses of $1.3 million and $3.2 million during the three and nine-month periods ended July 28, 2019, respectively. General creditors of PDMCX do not have recourse to the assets of Photronics (other than the net assets of PDMCX), and our maximum exposure to loss from PDMCX at August 2, 2020, was $52.4 million.

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

	August 2, 2020		October 31, 2019
Classification	Carrying Amount	Photronics Interest	Carrying Amount	Photronics Interest

Current assets	$64,616	$32,315	$24,142	$12,074
Non-current assets	140,065	70,046	114,015	57,019

Total assets	204,681	102,361	138,157	69,093

Current liabilities	61,704	30,858	16,889	8,446
Non-current liabilities	38,224	19,116	42,094	21,051

Total liabilities	99,928	49,974	58,983	29,497

Net assets	$104,753	$52,387	$79,174	$39,596

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

	August 2, 2020	October 31, 2019

Project Loans	$33,471	$34,490
Working Capital Loans (value added tax component)	13,308	9,539

	46,779	44,029
Current portion of long-term debt	(8,596)	(2,142)

Long-term debt	$38,183	$41,887

Index
At August 2, 2020, maturities of our long-term debt over the next five fiscal years and thereafter were as follows:

2020 (remainder of)	$-
2021	8,596
2022	13,211
2023	7,123
2024	6,640
Thereafter	11,209
$46,779

As of August 2, 2020 and October 31, 2019, the weighted-average interest rates of our short-term debt were 2.60% and 3.84%, respectively.

Project Loans

In November 2018, PDMCX was approved for credit of the equivalent of $50 million, subject to certain limitations related to PDMCX registered capital at the time of the initial approval, pursuant to which PDMCX has and will enter into separate loan agreements (“the Project Loans”) for intermittent borrowings. The Project Loans, which are denominated in Chinese renminbi (RMB), are being used to finance certain capital expenditures in China. PDMCX granted liens on its interest in land, building, and certain equipment, which had a combined carrying value of $92.8 million as of August 2, 2020, as collateral for the Project Loans. As of August 2, 2020, PDMCX had outstanding borrowings of 234.4 million RMB ($33.5 million) against this approval. Payments on these borrowings are due semiannually through December 2025; an initial payment of 9.0 million RMB ($1.3 million) was made in June 2020. The table below presents, in U.S. dollars, the timing of future payments against the borrowings.

	Fiscal Year
	2021	2022	2023	2024	2025	2026

Principal payments	$6,426	$5,729	$3,467	$6,640	$6,354	$4,855

The interest rates on the Project Loans are based on the loan prime rate of the National Interbank Funding Center (4.9% at August 2, 2020). Interest incurred on the loans will be reimbursed through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provide for such reimbursements up to a prescribed limit.

Working Capital Loans

In November 2018, PDMCX received approval for unsecured credit of the equivalent of $25.0 million, pursuant to which PDMCX may enter into separate loan agreements. Under this credit agreement (the “Working Capital Loans”), PDMCX can borrow up to 140.0 million RMB to pay value-added taxes (“VAT”), and up to 60.0 million RMB to fund operations; combined total borrowings are limited to the equivalent of $25.0 million. As of August 2, 2020, PDMCX had 93.2 million RMB ($13.3 million) outstanding against the approval to pay VAT. Payments on these borrowings are due semiannually, in increasing amounts, through July 2023. The table below presents, in U.S. dollars, the timing of future payments against these borrowings.

	Fiscal Year
	2021	2022	2023

Principal payments	$2,170	$7,482	$3,656

As of August 2, 2020, PDMCX had 18.0 million RMB ($2.6 million) outstanding against the approval to fund operations; repayments are due one year from the borrowing dates.

At August 2, 2020, the interest rates on borrowings to fund operations are approximately 4.37% to 4.60%, and interest rates on borrowings to pay VAT are approximately 4.53% to 4.61%; both rates are based on the RMB Loan Prime Rate of the National Interbank Funding Center, plus spreads that range from 31.75 to 76.00 basis points. Interest incurred on the VAT loans will be reimbursed through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provide for such reimbursements up to a prescribed limit.

Index
Equipment Loan

Effective July 2019, the Company entered into a Master Lease Agreement (“MLA”) which enables us to request advance payments or other funds to finance equipment to be leased or purchased in the U.S. In connection with this MLA, we were approved for financing of $35 million for the purchase of a high-end lithography tool. In the fourth quarter of fiscal 2019, the financing entity, upon our request, made an advance payment of $3.5 million to the equipment vendor on our behalf. Interest on this borrowing is payable monthly at thirty-day LIBOR plus 1% (1.18% at August 2, 2020), and will continue to accrue until the borrowing is repaid or, as allowed under the MLA, we enter into a lease for the equipment. We intend to enter into a lease agreement for the related equipment in fiscal year 2020. All borrowings under the MLA are secured by the equipment to be leased or purchased.
Credit Agreement

In September 2018, we entered into a five-year amended and restated credit agreement (the “Credit Agreement”), which has a $50 million borrowing limit, with an expansion capacity to $100 million. The Credit Agreement is secured by substantially all of our assets located in the United States and common stock we own in certain foreign subsidiaries. The Credit Agreement includes minimum interest coverage ratio, total leverage ratio, and minimum unrestricted cash balance covenants (all of which we were in compliance with at August 2, 2020), and limits the amount of cash dividends, distributions, and redemptions we can pay on our common stock to an aggregate annual amount of $50 million. We had no outstanding borrowings against the Credit Agreement at August 2, 2020, and $50 million was available for borrowing. The interest rate on the Credit Agreement (1.55% at August 2, 2020) is based on our total leverage ratio at LIBOR plus a spread, as defined in the Credit Agreement.

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

Contract Assets, Contract Liabilities, and Accounts Receivable

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. Contract assets reflect our transfer of control to customers of photomasks that are in process or completed but not yet shipped. A receivable is recognized when we have an unconditional right to payment for our performance, which generally occurs when we ship the photomasks. Our contract assets primarily consist of a significant amount of our in-process production orders and fully manufactured photomasks which have not yet shipped, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the in-process orders are cancelled by customers. On an individual contract basis, we net contract assets with contract liabilities (deferred revenue) for financial reporting purposes. Our contract assets and liabilities are typically classified as current, as our production cycle and our lead times are both under one year. Contract assets of $5.6 million are included in Other current assets, and contract liabilities of $8.8 million and $5.2 million are included in Accrued liabilities and Other liabilities, respectively, in our August 2, 2020 condensed consolidated balance sheet. Our October 31, 2019 condensed consolidated balance sheet includes contract assets of $7.6 million, included in “Other” current assets, and contract liabilities of $11.5 million, included in Accrued liabilities. We did not impair any contract assets during the nine-month periods ended August 2, 2020 or July 28, 2019. We recognized $1.9 million and $2.3 million of revenue from the settlement of contract liabilities that existed at the beginning of the three and nine-month periods ended August 2, 2020, and recognized $0.8 million and $1.1 million of revenue in the respective prior year periods, that related to the settlement of contract liabilities that existed at the beginning of those periods.

Index
We generally record our accounts receivable at their billed amounts. All outstanding past due customer invoices are reviewed for collectibility during, and at the end of, every reporting period. To the extent we believe a loss on the collection of a customer invoice is probable, we record the loss and credit the allowance for doubtful accounts. In the event that an amount is determined to be uncollectible, we charge the allowance for doubtful accounts and derecognize the related receivable. Credit losses incurred on our accounts receivable during the three and nine-month periods ended August 2, 2020, and July 28, 2019, were immaterial.

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

Disaggregation of Revenue

The following tables present our revenue for the three and nine-month periods ended August 2, 2020 and July 28, 2019, disaggregated by product type, geographic origin, and timing of recognition. At the beginning of fiscal year 2020, we changed the threshold for the definition of high-end FPD, from G8 and above and active matrix organic light-emitting diode (AMOLED) display screens, to G10.5 and above, AMOLED, and low-temperature polysilicon display screens (LTPS), to reflect the overall advancement of technology in the FPD industry. Our definition of high-end IC products remains as 28 nanometer or smaller. The revenue by product type for the three and nine-month periods ended July 28, 2019, presented below has been reclassified to conform to the current period presentation.

	Three Months Ended		Nine Months Ended
	August 2, 2020	July 28, 2019	August 2, 2020	July 28, 2019

Revenue by Product Type
IC
High-end	$38,665	$38,460	$117,974	$111,455
Mainstream	70,001	61,725	194,517	182,197
Total IC	$108,666	$100,185	$312,491	$293,652

FPD
High-end	$36,670	$23,088	$108,248	$60,490
Mainstream	12,559	14,839	39,666	40,262
Total FPD	$49,229	$37,927	$147,914	$100,752
	$157,895	$138,112	$460,405	$394,404

Index
	Three Months Ended		Nine Months Ended
	August 2, 2020	July 28, 2019	August 2, 2020	July 28, 2019

Revenue by Geographic Origin
Taiwan	$60,836	$61,273	$182,463	$175,482
Korea	39,488	37,120	116,485	110,395
United States	28,351	25,364	78,276	74,579
China	20,988	5,963	58,374	7,693
Europe	7,688	7,937	23,562	24,725
Other	544	455	1,245	1,530
	$157,895	$138,112	$460,405	$394,404

Revenue by Timing of Recognition
Over time	$137,442	$122,938	$401,347	$362,078
At a point in time	20,453	15,174	59,058	32,326
	$157,895	$138,112	$460,405	$394,404

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

Product Warranties

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

NOTE 7 - LEASES

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

ROU assets underlying our leases include the land and facilities of some of our operating facilities, other real property, and machinery and equipment. As of August 2, 2020, we had ROU assets under operating leases of $8.1 million, included in Other assets, and $2.2 million and $5.3 million of lease liabilities, included in Accrued liabilities and Other liabilities, respectively. The following tables present lease payments under non-cancellable leases as of August 2, 2020.

	Fiscal Year						Total Lease	Imputed
	2020	2021	2022	2023	2024	Thereafter	Payments	Interest*	Total
Lease payments	$589	$2,238	$2,080	$1,130	$747	$1,138	$7,922	$385	$7,537

*Imputed interest represents difference between undiscounted cash flows and discounted cash flows.

The following table presents lease costs for the three and nine-month periods ended August 2, 2020.

	Three Months Ended	Nine Months Ended
	August 2, 2020	August 2, 2020

Operating lease costs	$663	$2,459
Short-tern lease costs	$43	$255
Variable lease costs	$131	$259

Presented below is other information related to our operating leases.

Supplemental cash flows information:
	Three Months Ended	Nine Months Ended
	August 2, 2020	August 2, 2020

Operating cash flows used for operating leases	$621	$3,008
ROU assets obtained in exchange for lease obligations	$2,098	$2,438

As of
August 2, 2020

Weighted-average remaining lease term	4.3 years
Weighted-average discount rate	2.37%

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
$6,576

NOTE 8 - SHARE-BASED COMPENSATION

In March 2016, shareholders approved a new equity incentive compensation plan (the “Plan”), under which incentive stock options, non-qualified stock options, stock grants, stock-based awards, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and other stock or cash awards may be granted. Shares to be issued under the Plan may be authorized and unissued shares, issued shares that have been reacquired by us (in the open-market or in private transactions) and are being held in the treasury, or a combination thereof. The maximum number of shares of common stock approved that may be issued under the Plan is four million shares. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of Photronics or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. Total share-based compensation costs for the three and nine-month periods ended August 2, 2020, were $1.2 million and $3.8 million, respectively, and $0.9 million and $2.9 million for the three and nine-month periods ended July 28, 2019, respectively. No share-based compensation cost was capitalized as part of an asset and no related income tax benefits were recorded during the periods presented.

Restricted Stock

We periodically grant restricted stock awards, the restrictions on which typically lapse over a service period of one to four years. The fair value of the awards is determined on the date of grant, based on the closing price of our common stock. There were 527,000 restricted stock awards granted during the nine-month period ended August 2, 2020, with a grant-date fair value of $15.21 per share, and there were 435,000 restricted stock awards granted during the nine-month period ended July 28, 2019, with a weighted-average grant-date fair value of $9.80 per share. As of August 2, 2020, the total compensation cost not yet recognized related to unvested restricted stock awards was approximately $7.9 million. That cost is expected to be recognized over a weighted-average amortization period of 2.9 years. As of August 2, 2020, there were 838,616 shares of restricted stock outstanding.

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

There were no share options granted during the nine-month period ended August 2, 2020, or the three-month period ended July 28, 2019. There were 132,000 share options granted during the nine-month period ended July 28, 2019, with a weighted-average grant-date fair value of $3.31 per share. The Company received cash from option exercises of $0.3 million and $3.5 million for the three and nine-month periods ended August 2, 2020, respectively, and $0.2 million and $1.0 million for the three and nine-month periods ended July 28, 2019, respectively. As of August 2, 2020, the total unrecognized compensation cost related to unvested option awards was approximately $0.5 million. That cost is expected to be recognized over a weighted-average amortization period of 1.9 years.

Index
The weighted-average inputs and risk-free rate of return ranges used to calculate the grant-date fair value of options issued during the nine-month period ended July 28, 2019, are presented in the following table.

Nine Months Ended
July 28, 2019

Volatility	33.1%

Risk free rate of return	2.5-2.9%

Dividend yield	0.0%

Expected term	5.1 years

Information on outstanding and exercisable option awards as of August 2, 2020, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at August 2, 2020	1,674,582	$9.22	4.9 years	$4,523

Exercisable at August 2, 2020	1,402,704	$9.15	4.4 years	$3,909

NOTE 9 - INCOME TAXES

We calculate our provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period.

The effective tax rate of 27.7% exceeds the U.S. statutory rate of 21.0% in the three-month period ended August 2, 2020, primarily due to higher tax rates in the non-U.S. jurisdictions where we operate, combined with the non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances, which were partially offset by the benefit of investment tax credits in certain foreign jurisdictions.

The effective tax rate of 35.9% exceeds the U.S. statutory rate of 21.0% in the nine-month period ended August 2, 2020, primarily due to the non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances, and the establishment of a valuation allowance for a loss carryforward in a non-U.S. jurisdiction, which were partially offset by the benefits of tax holidays and investment tax credits in certain foreign jurisdictions.

Valuation allowances, in jurisdictions with historic losses, eliminate the current tax benefit of losses in these jurisdictions where, based on the weight of information available to us, we determined that it is more likely than not that the tax benefits will not be realized. In the three-month period ended February 2, 2020, as a result of the reassessment of the aforementioned available information, we established a valuation allowance of $2.1 million against a non-U.S. based loss-carryforward deferred tax asset that is not more likely than not to be realized.

Unrecognized tax benefits related to uncertain tax positions were $2.5 million at August 2, 2020, and $1.9 million at October 31, 2019, substantially all of which, if recognized, would favorably impact the Company’s effective tax rate. Accrued interest and penalties related to unrecognized tax benefits was $0.2 million at August 2, 2020 and October 31, 2019. Although the timing of the expirations of statutes of limitations may be uncertain, as they can be dependent upon the settlement of tax audits, the Company believes that $0.8 million of uncertain tax positions (including interest and penalties, and net of tax benefits) may be resolved over the next twelve months. Resolution of these uncertain tax positions may result from either or both the lapses of statutes of limitations and tax settlements. The Company is no longer subject to tax authority examinations in the U.S. and major foreign or state jurisdictions for years prior to fiscal year 2015.

We were granted a five-year tax holiday in Taiwan that expired on December 31, 2019. This tax holiday reduced foreign taxes by $0.1 million in the nine-month period ended August 2, 2020, and by $0.4 million and $1.5 million in the three and nine-month periods ended July 28, 2019, respectively.  Per share impacts were immaterial in the nine-month period ended August 2, 2020, and the three-month period ended July 28, 2019; there was a one cent per share effect in the nine-month period ended July 28, 2019.

Index
The effective tax rate of 24.7% in the three-month period ended July 28, 2019, differs from the U.S. statutory rate of 21.0%, primarily due to the elimination of tax benefits in jurisdictions, including the U.S., in which it is not more likely than not that the benefit will be realized; the effects of these eliminations were partially offset by the benefits of tax holidays and investment tax credits in certain foreign jurisdictions.

The effective tax rate of 22.3% in the nine-month period ended July 28, 2019, differs from the U.S. statutory rate of 21.0%, primarily due to the elimination of tax benefits in jurisdictions, including the U.S., in which it is not more likely than not that the benefit will be realized; the effects of these eliminations were partially offset by the benefits of the settlement of a tax audit, as well as a tax holiday and investment tax credits in certain foreign jurisdictions.

NOTE 10 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented below.

	Three Months Ended		Nine Months Ended
	August 2, 2020	July 28, 2019	August 2, 2020	July 28, 2019

Net income attributable to Photronics, Inc. shareholders	$10,776	$6,347	$27,360	$20,093

Effect of dilutive securities:
Interest expense on convertible notes, net of tax	-	-	-	845

Earnings used for diluted earnings per share	$10,776	$6,347	$27,360	$20,938

Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	64,780	66,313	65,090	66,386
Effect of dilutive securities:
Share-based payment awards	467	257	614	386
Convertible notes	-	-	-	3,147

Potentially dilutive common shares	467	257	614	3,533

Weighted-average common shares used for diluted earnings per share	65,247	66,570	65,704	69,919

Basic earnings per share	$0.17	$0.10	$0.42	$0.30
Diluted earnings per share	$0.17	$0.10	$0.42	$0.30

The table below shows the outstanding weighted-average share-based payment awards that were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be antidilutive.

	Three Months Ended		Nine Months Ended
	August 2, 2020	July 28, 2019	August 2, 2020	July 28, 2019

Potentially dilutive shares excluded	985	1,979	723	1,415

Index
NOTE 11 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following tables set forth the changes in our accumulated other comprehensive income by component (net of tax of $0) for the three and nine-month periods ended August 2, 2020 and July 28, 2019.

	Three Months Ended August 2, 2020
	Foreign Currency Translation Adjustments	Other	Total

Balance at May 4, 2020	$(14,535)	$(665)	$(15,200)
Other comprehensive income	10,659	4	10,663
Less: other comprehensive income attributable to noncontrolling interests	1,889	2	1,891

Balance at August 2, 2020	$(5,765)	$(663)	$(6,428)

	Three Months Ended July 28, 2019
	Foreign Currency Translation Adjustments	Other	Total

Balance at April 29, 2019	$(6,212)	$(616)	$(6,828)
Other comprehensive (loss) income	(8,882)	28	(8,854)
Less: other comprehensive (loss) income attributable to noncontrolling interests	(1,269)	14	(1,255)

Balance at July 28, 2019	$(13,825)	$(602)	$(14,427)

	Nine Months Ended August 2, 2020
	Foreign Currency Translation Adjustments	Other	Total

Balance at November 1, 2019	$(8,331)	$(674)	$(9,005)
Other comprehensive income	6,689	23	6,712
Less: other comprehensive income attributable to noncontrolling interests	4,123	12	4,135

Balance at August 2, 2020	$(5,765)	$(663)	$(6,428)

Index
	Nine Months Ended July 28, 2019
	Foreign Currency Translation Adjustments	Other	Total

Balance at November 1, 2018	$(4,328)	$(638)	$(4,966)
Other comprehensive (loss) income	(9,364)	72	(9,292)
Less: other comprehensive income attributable to noncontrolling interests	133	36	169

Balance at July 28, 2019	$(13,825)	$(602)	$(14,427)

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

The fair values of our cash and cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying values due to their short-term maturities. The fair values of our variable rate debt instruments are a Level 2 measurement and approximates their carrying values due to the variable nature of the underlying interest rates. We did not have any assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at August 2, 2020 or October 31, 2019.

NOTE 13 - SHARE REPURCHASE PROGRAMS

In August 2019, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act of 1933 (as amended) (the “Securities Act”). The company commenced repurchasing shares under this authorization on September 25, 2019. All of the 0.9 million shares repurchased under this authorization prior to November 1, 2019, were retired in fiscal 2019; the repurchase program was terminated on March 20, 2020. The table below presents information on this repurchase program.

	Nine Months Ended August 2, 2020	From Inception Date of September 25, 2019

Number of shares repurchased	1,464	2,460

Cost of shares repurchased	$16,894	$27,894

Average price paid per share	$11.54	$11.34

In October 2018, the Company’s board of directors authorized the repurchase of up to $25 million of its common stock, to have been executed in open-market transactions or in accordance with a repurchase plan under Rule 10b5-1 of the Securities Act. The share repurchase program commenced on October 22, 2018, and was terminated on February 1, 2019. All of the shares repurchased under this program were retired in fiscal 2019. The table below presents information on this repurchase program.

Index
	Three Months Ended January 27, 2019	From Inception Date of October 22, 2018

Number of shares repurchased	1,137	1,467

Cost of shares repurchased	$10,694	$13,807

Average price paid per share	$9.40	$9.41

NOTE 14 - COMMITMENTS AND CONTINGENCIES

As of August 2, 2020, the Company had commitments outstanding for capital expenditures of approximately $103 million, primarily for purchases of high-end equipment. See Note 7 for information on our operating lease commitments.

The Company’s wholly owned subsidiary in South Korea has been involved in litigation regarding a 2016 informational tax filing for its non-South Korean bank accounts that was not timely made under a then recently issued presidential decree. A fine (based solely on the amount in such accounts) in the amount of $2.2 million was assessed against our subsidiary. Our subsidiary appealed the fine on the grounds that it was not required to make the tax filing, and such appeal was pursued up to the Supreme Court in South Korea. Under South Korean law, the tax authorities were entitled to pursue the matter in both civil and criminal courts simultaneously, with the proviso that any criminal fine imposed would act to dismiss any civil fine. The prosecutor recommended a fine of $0.03 million. The civil matter has subsequently been dismissed. Photronics was notified on March 12, 2020, that the Supreme Court rendered a decision against our subsidiary on the issue of whether our subsidiary was required to make the tax filing and remanded the case to the appellate court for determination of the fine. We are awaiting a trial date from the appellate court. Prior to the Supreme Court decision, our assessment was that the possibility of a fine was deemed remote, based on advice of local counsel and the subsequent judgments in the lower courts having been in our favor. Our estimate of the possible range of loss is $0.03 million to $2.2 million with the most likely amount being $0.03 million (based on the prosecutor’s recommendation). Accordingly, during the three-month period ended May 3, 2020, we accrued a contingent loss of $0.03 million with a charge to Selling, general and administrative expense in the consolidated statements of income. It is reasonably possible that the estimated loss will change in the near term. Our maximum exposure to loss in excess of amounts accrued is $2.17 million. The imposition of the fine will not have a material impact on our financial position or financial performance.

We are subject to various other claims that arise in the ordinary course of business. We believe that our potential liability under such claims, individually or in the aggregate, will not have a material effect on the consolidated financial statements.

Index
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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses”, the main objective of which is to provide more useful information about expected credit losses on financial instruments and other commitments of an entity to extend credit. In support of this objective, the ASU replaces the incurred loss impairment methodology, found in current GAAP, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU requires a cumulative-effect adjustment as of the beginning of the first reporting period in which the guidance is adopted. ASU 2016-13 is effective for Photronics in its first quarter of fiscal year 2021, with early adoption permitted beginning in the first quarter of fiscal year 2019. We do not expect our adoption of this ASU to have a material effect on our consolidated financial statements.

Index

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s discussion and analysis (“MD&A”) of the Company’s financial condition, results of operations and outlook should be read in conjunction with its condensed consolidated financial statements and related notes. Various segments of this MD&A contain forward-looking statements, all of which are presented based on current expectations, which may be adversely affected by uncertainties and risk factors (presented throughout this filing and in the Company’s Annual Report on Form 10-K for the fiscal 2019 year), that may cause actual results to materially differ from these expectations.

We sell substantially all of our photomasks to semiconductor designers and manufacturers, and manufacturers of FPDs. Photomask technology is also being applied to the fabrication of other higher-performance electronic products such as photonics, microelectronic mechanical systems and certain nanotechnology applications. Our selling cycle is tightly interwoven with the development and release of new semiconductor and FPD designs and applications, particularly as they relate to the semiconductor industry’s migration to more advanced product innovation, design methodologies, and fabrication processes. We believe that the demand for photomasks primarily depends on design activity rather than sales volumes from products manufactured using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. However, the reduced use of customized ICs, reductions in design complexity, other changes in the technology or methods of manufacturing or designing semiconductors, or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks ‒ even if the demand for semiconductors and FPDs increases. Advances in semiconductor, FPD, and photomask design and semiconductor and FPD production methods that shift the burden of achieving device performance away from lithography could also reduce the demand for photomasks. Historically, the microelectronic industry has been volatile, experiencing periodic downturns and slowdowns in design activity. These downturns have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices, with a concomitant effect on revenue and profitability.

We are typically required to fulfill customer orders within a short period of time after receipt of an order, sometimes within twenty-four hours. This results in a minimal level of backlog orders, typically one to two weeks of backlog for IC photomasks and two to three weeks of backlog for FPD photomasks.

The global semiconductor and FPD industries are driven by end markets which have been closely tied to consumer-driven applications of high-performance devices, including, but not limited to, mobile display devices, mobile communications, and computing solutions. While we cannot predict the timing of the industry’s transition to volume production of next-generation technology nodes, or the timing of up and down-cycles with precise accuracy, we believe that such transitions and cycles will continue into the future, beneficially and adversely affecting our business, financial condition, and operating results as they occur. We believe our ability to remain successful in these environments is dependent upon the achievement of our goals of being a service and technology leader and efficient solutions supplier, which we believe should enable us to continually reinvest in our global infrastructure.

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

Index
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

In the fourth quarter of fiscal 2019, upon our request, a financing entity made an advance payment of $3.5 million to an equipment vendor. We entered into a Master Lease Agreement (“MLA”) with this financing entity, which became effective in July 2019. The MLA enables us to request advance payments or other funds to finance equipment to be leased or purchased in the U.S. In connection with this MLA, we have been approved for financing of $35 million for the purchase of a high-end lithography tool. Interest on this borrowing is payable monthly at thirty-day LIBOR plus 1% (1.18% at August 2, 2020), and will continue to accrue until the borrowing is repaid or, as allowed under the MLA, we enter into a lease for the equipment. We intend to enter into a lease agreement for the related equipment in fiscal year 2020.

In the fourth quarter of fiscal 2019, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. We repurchased 2.5 million shares, at a cost of $27.9 million (an average price of $11.34 per share), under this authorization. All shares repurchased during fiscal 2019 (0.9 million) were retired in fiscal 2019; the repurchase program was terminated on March 20, 2020.

In the second quarter of fiscal 2019, we repaid, upon maturity, the entire $57.5 million principal amount of the convertible senior notes we issued in April 2016.

In the first quarter of fiscal 2019, PDMC paid a dividend, of which 49.99%, or approximately $26.1 million, was paid to noncontrolling interests.

In the first quarter of fiscal 2019, PDMCX was approved for credit of the equivalent of $50 million, subject to certain limitations related to PDMCX registered capital at the time of the initial approval, pursuant to which PDMCX has and will enter into separate loan agreements (“the Project Loans”) for intermittent borrowings. The Project Loans, which are denominated in Chinese renminbi (RMB), are being used to finance certain capital expenditures in China. PDMCX granted liens on its interest in land, building, and certain equipment as collateral for the Project Loans. As of August 2, 2020, PDMCX had outstanding borrowings of 234.4 million RMB ($33.5 million) against this approval. Payments on these borrowings are due semiannually through December 2025. See Note 5 of the condensed consolidated financial statements for additional information on these loans.

In the first quarter of fiscal 2019, PDMCX received approval for unsecured credit of the equivalent of $25.0 million, pursuant to which PDMCX may enter into separate loan agreements. Under this credit agreement, PDMCX can borrow up to 140.0 million RMB to pay value-added taxes (“VAT”) and up to 60.0 million RMB to fund operations; combined total borrowings are limited to the equivalent of $25.0 million. As of August 2, 2020, PDMCX had outstanding 18.0 million RMB ($2.6 million) to fund operations, with repayments due one year from the borrowing dates of the separate loan agreements. As of August 2, 2020, PDMCX had outstanding 93.2 million RMB ($13.3 million) borrowed to pay VAT. Payments on these borrowings are due semiannually, in increasing amounts, through July 2023. See Note 5 of the condensed consolidated financial statements for additional information on these loans.

In the fourth quarter of fiscal 2018, the Company’s board of directors authorized the repurchase of up to $25 million of its common stock, to have been executed in open-market transactions or in accordance with a repurchase plan under Rule 10b5-1 of the Securities Act. The share repurchase program commenced, under Rule 10b5-1, on October 22, 2018, and was terminated on February 1, 2019. We repurchased 1.5 million shares at a cost of $13.8 million (an average of $9.41 per share) under this authorization.

Index
Results of Operations
Three and Nine-Months ended August 2, 2020

The following table presents selected operating information expressed as a percentage of revenue.

	Three Months Ended			Nine Months Ended
	August 2, 2020	May 3, 2020	July 28, 2019	August 2, 2020	July 28, 2019

Revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.1	78.7	77.9	77.7	79.0

Gross profit	23.9	21.3	22.1	22.3	21.0
Selling, general and administrative expenses	8.4	9.3	9.5	8.9	10.2
Research and development expenses	2.9	3.1	2.9	2.8	3.0

Operating income	12.6	8.9	9.7	10.6	7.8
Other (expense) income, net	(1.3)	(0.7)	(0.2)	0.2	1.2

Income before income taxes	11.3	8.2	9.5	10.8	9.0
Income tax provision	3.2	2.6	2.4	3.9	2.0

Net income	8.1	5.6	7.1	6.9	7.0
Net income attributable to noncontrolling interests	1.3	1.2	2.5 1.1	1.0	1.9

Net income attributable to Photronics, Inc. shareholders	6.8%	4.4%	4.6%	5.9%	5.1%

Note: All tabular comparisons included in the following discussion, unless otherwise indicated, are for the three months ended August 2, 2020 (Q3 FY20), May 3, 2020 (Q2 FY20) and July 28, 2019 (Q3 FY19), and for the nine months ended August 2, 2020 (YTD FY20) and July 28, 2019 (YTD FY19), in millions of dollars.

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

At the beginning of fiscal year 2020, we changed the threshold for the definition of high-end FPD, from G8 and above and active matrix organic light-emitting diode (AMOLED) display screens, to G10.5 and above, AMOLED, and low-temperature polysilicon  (LTPS) display screens, to reflect the overall advancement of technology in the FPD industry. Our definition of high-end IC products remains as 28 nanometer or smaller. The following analyses of quarterly changes in revenue by product type for the periods ended July 28, 2019, have been modified to reflect this change. High-end photomasks typically have higher selling prices (ASPs) than mainstream products.

Index
The following tables present changes in disaggregated revenue in Q3 FY20 and YTD FY20 from revenue in prior reporting periods. Columns may not total due to rounding.

Quarterly Changes in Revenue by Product Type

	Q3 FY20 from Q2 FY20			Q3 FY20 from Q3 FY19		YTD FY20 from YTD FY19

	Revenue in Q3 FY20	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change	Revenue in YTD FY20	Increase (Decrease)	Percent Change
IC
High-end	$38.7	$0.4	1.0%	$0.2	0.5%	$118.0	$6.5	5.8%
Mainstream	70.0	11.4	19.5%	8.3	13.4%	194.5	12.3	6.8%

Total IC	$108.7	$11.8	12.2%	$8.5	8.5%	$312.5	$18.8	6.4%

FPD
High-end	$36.7	$4.9	15.3%	$13.6	58.8%	$108.2	$47.8	79.0%
Mainstream	12.6	(1.6)	(11.1)%	(2.3)	(15.4)%	39.7	(0.6)	(1.5)%

Total FPD	$49.2	$3.3	7.2%	$11.3	29.8%	$147.9	$47.2	46.8%

Total Revenue	$157.9	$15.1	10.6%	$19.8	14.3%	$460.4	$66.0	16.7%

Quarterly Changes in Revenue by Geographic Origin

	Q3 FY20 from Q2 FY20			Q3 FY20 from Q3 FY19		YTD FY20 from YTD FY19

	Revenue in Q3 FY20	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change	Revenue in YTD FY20	Increase (Decrease)	Percent Change

Taiwan	$60.8	$5.3	9.6%	$(0.4)	(0.7)%	$182.5	$7.0	4.0%
Korea	39.5	3.2	8.9%	2.4	6.4%	116.5	6.1	5.5%
United States	28.4	3.5	14.1%	3.0	11.8%	78.3	3.7	5.0%
China	21.0	3.5	20.0%	15.0	252.0%	58.4	50.7	658.8%
Europe	7.7	(0.6)	(7.7)%	(0.2)	(3.1)%	23.6	(1.2)	(4.7)%
Other	0.5	0.2	66.7%	0.1	19.4%	1.2	(0.3)	(18.6)%

	$157.9	$15.1	10.6%	$19.8	14.3%	$460.4	$66.0	16.7%

Revenue increased $15.1 million, or 10.6%, in Q3 FY20, compared with Q2 FY20, continuing a trend that began in the latter part of Q2 FY20, as COVD-19 related mobility restrictions on many supply chains were lifted. The greatest impacts of these restrictions were experienced in the mainstream IC and high-end FPD product lines. In Q3 FY20, strong foundry logic demand drove revenue for mainstream IC products up $11.4 million, or 19.5%. High-end FPD revenue also largely recovered from the prior quarter, increasing $4.9 million, or 15.3%, as demand nearly doubled for G10.5+ displays and demand for AMOLED and LTPS products improved, as panel makers released new designs for the next generation of smartphones. On a geographic basis, revenue generated at our Asia and U.S. based-facilities increased in the current quarter, with revenue from our China-based facilities increasing $3.5 million, or 20.0%, as our China-based FPD facility continued to ramp to full production. While our China-based IC facility also experienced growth from the prior quarter, travel restrictions had delayed the installation and certification of a tool, which resulted in concomitant delays in our fully utilizing the facility. Installation work on this tool has now commenced, and we anticipate that it will be in production by the end of the second quarter of fiscal 2021.

Revenue increased 14.3% in Q3 FY20, compared with Q3 FY19, due to increased demand for high-end FPD products, which rose 13.6 million, or 58.8%, and mainstream IC products which were up $8.3 million, or 13.4%. The increases reflected both stronger global demand and our increased ability to meet it through the commencement of production at our China-based facilities. Revenue generated at our China-based facilities increased $15.0 million, or 252%, from the prior year quarter. Revenue generated in the U.S. and Korea also grew by 11.8% and 6.4%, respectively, while revenue in Taiwan and Europe decreased moderately.

Index
On a year-to-date basis, revenues increased $66.0 million, or 16.7%, from YTD FY19, primarily due to strong growth in demand for high-end FPD products which increased by $47.8 million, or 79.0%, and, to lesser extents, mainstream and high-end IC products which increased 6.8% and 5.8%, respectively. Revenue increased from the prior year period by over 30% in each of the G10.5+, AMOLED, and LTPS FPD product categories. Revenue from mainstream IC products was up $12.3 million, or 6.8% and, high-end IC revenue increased $6.5 million, or 5.8%, due to favorable foundry demand in Asia. On a geographic basis, approximately 77% of the increase was attributable to revenues from our two China-based sites.

Gross Margin

	Three Months Ended					Nine Months Ended
	Q3 FY20	Q2 FY20	Percent Change	Q3 FY19	Percent Change	YTD FY20	YTD FY19	Percent Change

Gross profit	$37.7	$30.4	24.0%	$30.6	23.4%	$102.8	$82.7	24.3%
Gross margin	23.9%	21.3%		22.1%		22.3%	21.0%

Gross margin increased by 2.6 percentage points in Q3 FY20, from Q2 FY20, primarily as a result of the above mentioned 10.6% increase in revenue from the prior quarter. Gross margins at our China-based IC and FPD operations increased as these facilities continue to ramp up to full production. Gross margin also increased at our Taiwan-based IC facility, primarily resulting from an 11.8% increase in revenues at that location. Total cost of goods sold increased $7.8 million, or 7.0%, from the prior quarter, with $4.3 million of the increase resulting from greater materials costs, which rose 10.1%, but remained flat as a percentage of revenue. Labor costs increased 11.2%, but were essentially flat as a percentage of revenue, while overhead costs increased 3.1%, but fell 6.8% as a percentage of revenue.

Gross margin increased by 1.8 percentage points in Q3 FY20, from Q3 FY19, primarily as a result of the 14.3% growth in revenue in the current year quarter. Gross margins at our China-based IC and FPD operations increased as they continue to ramp up to full production. Gross margin also increased in the U.S., with the increase resulting from an 11.8% increase in revenues and costs in most categories falling as a percentage of revenue. Total cost of goods sold increased $12.6 million, or 11.7%, from the prior year quarter, with $4.8 million of the increase resulting from greater materials costs, which rose 11.4%, but fell 2.6%, as a percentage of revenue. Labor costs increased 7.1%, but decreased 6.3%, as a percentage of revenue, while overhead costs increased 13.7%, as a result of greater contracted manufacturing, depreciation, and service contract costs.

Gross margin increased by 1.3 percentage points in YTD FY20, from YTD FY19, primarily as a result of the 16.7% increase in revenue from the prior year period. Gross margins at our China-based IC and FPD operations increased as these facilities continue to ramp up to full production. Gross margin also increased at our Taiwan-based FPD facility, with the increase primarily resulting from a 13.4% increase in revenues, and a decrease in the cost of materials, as a percentage of revenue, of 13.8% due to favorable product mix. Total cost of goods sold increased $45.9 million, or 14.7%, from the prior year period, with $21.5 million of the increase resulting from greater materials costs, which were up 18.4% from YTD FY19, and increased 1.4%, as a percentage of revenue. Labor costs increased 3.4%, but were down 11.4%, as a percentage of revenue, while overhead costs increased 15.8%, with increased equipment costs (which reflected our expanded installed tool base) comprising the majority of this increase.

As we operate in a high fixed cost environment, increases or decreases in our revenues and capacity utilization will generally positively or negatively impact our gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $13.3 million in Q3 FY20, essentially unchanged from Q2 FY20, and up $0.2 million from Q3 FY19. The increase from the prior year quarter was the result of increased compensation and related expenses of $0.9 million, which were partially offset by decreased travel and freight costs of $0.5 and $0.2 million, respectively. Selling, general and administrative expenses increased $0.6 million, or 1.5%, in YTD FY20, from YTD FY19, primarily as a result of increased compensation and related expenses of $1.5 million, partially offset by decreased travel expenses of $1.1 million.

Research and Development Expenses

Research and development expenses consist of development efforts generally related to process technology development for high-end IC nodes and FPD applications.

Index
Research and development expenses were $4.5 million in Q3 FY20, essentially unchanged from Q2 FY20, and up $0.4 million from Q3 FY19, primarily as a result of increased development activities in China, where increases of $0.2 million occurred at both our IC and FPD facilities. Research and development expenses increased $1.2 million, or 10.0%, in YTD FY20, from YTD FY19, primarily due to increased development activities at the two China-based facilities, where spending increased by $1.3 million and $0.7 million, respectively, at the IC and FPD facilities; these increases were partially offset by reduced spending in the U.S. of $1.0 million.

Other Income (Expense)

	Three Months Ended			Nine Months Ended
	Q3 FY20	Q2 FY20	Q3 FY19	YTD FY20	YTD FY19

Foreign currency (losses) gains, net	$(1.6)	$(1.4)	$(0.1)	$1.7	$5.0
Interest expense, net	(0.6)	0.8	(0.4)	(1.6)	(1.3)
Interest income and other income (expense), net	-	(0.3)	0.1	0.5	1.0

Other income (expense), net	$(2.1)	$(1.0)	$(0.4)	$0.6	$4.7

Other income (expense), net decreased $1.1 million, from a loss of $1.0 million in Q2 FY20, to a loss of $2.1 million in Q3 FY20, due to interest expense incurred in the current quarter and interest subsidies received in Q2 FY20. Interest expense and interest subsidies both primarily relate to our China-based debt, the majority of which is eligible for reimbursements through subsidies. Other income (expense), net decreased $1.7 million from Q3 FY19, primarily due to an unfavorable change in foreign currency transaction results of $1.5 million. Other income (expense), net decreased $4.1 million year-to-date primarily due to a decrease in foreign currency exchange gains of $3.3 million, decreased interest income of $0.4 million, and increased interest expense of $0.4 million (net of subsidies received) in YTD FY20, compared with the prior year period.

Income Tax Provision

	Three Months Ended			Nine Months Ended
	Q3 FY20	Q2 FY20	Q3 FY19	YTD FY20	YTD FY19

Income tax provision	$4.9	$3.8	$3.2	$17.8	$7.9
Effective income tax rate	27.7%	32.2%	24.7%	35.9%	22.3%

The effective income tax rate is sensitive to the jurisdictional mix of earnings, due, in part, to the non-recognition of tax benefits on losses in jurisdictions with valuation allowances.

The effective income tax rate decreased in Q3 FY20, compared with Q2 FY20, primarily due to changes in the jurisdictional mix of earnings. The effective income tax rate increased in Q3 FY20, compared with Q3 FY19, due to changes in the jurisdictional mix of earnings and the expiration of a tax holiday in Taiwan in December 2019.

The effective income tax rate increased in YTD FY20, compared with YTD FY19, primarily due to the YTD FY20 establishment of a valuation allowance for a loss carryforward in a non-U.S. jurisdiction, which was partially offset by a non-repetitive, one-time audit settlement benefit in YTD FY19, as well as changes in the jurisdictional mix of earnings, the expiration of a tax holiday in Taiwan, and use of investment tax credits to reduce tax expense in 2019.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $2.1 million in Q3 FY20, which represented an increase of $0.4 million from Q2 FY20, and was the result of increased net income at our Taiwan-based IC facility, and a decreased net loss at our China-based IC facility. Net income attributable to noncontrolling interests decreased $1.4 million in Q3 FY20 from $3.5 million in Q3 FY19, as decreased income at our Taiwan-based IC facility exceeded a decreased loss at our China-based IC facility. On a year-to-date basis, net income attributable to noncontrolling interests decreased $3.0 million; the decrease was the result of decreased net income at our Taiwan-based IC facility and an increased net loss at our China-based IC facility. We hold 50.01% ownership interests in both the China-based and Taiwan-based IC facilities.

Index
Liquidity and Capital Resources

We had cash and cash equivalents of $260.6 million at the end of Q3 FY20, compared with $206.5 million at the end of fiscal 2019. The net increase of $54.1 million was primarily attributable to:

-	$78.3 million provided by operating activities;
-	$17.6 million contributed to our China-based IC facility by noncontrolling interests;
-	$5.3 million government incentives received in China;
-	$3.9 million received from exercises of employee stock options;
-	$5.7 million received from borrowings in China;
-	$36.7 million paid for property, plant, and equipment;
-	$16.9 million used to repurchase our common stock;
-	$5.9 million used to repay debt;
-	$3.3 million favorable effects of currency exchange rates on cash

Our working capital at the end of Q3 FY20 was $335.3 million, compared with $275.6 million at the end of fiscal 2019. The increase is primarily attributable to the following increases (decreases) in working capital:

-	Increased cash and cash equivalents of $54.1 million;
-	increased accounts receivables of $12.4 million;
-	Increased inventories of $6.6 million, acquired to protect against potential COVID-19 related supply chain disruptions;
-	Increased recoverable value added taxes of $10.4 million, related to our China-based facilities;
-	Increased liabilities for capital expenditures of $(24.4) million;
-	Increased current debt of $(3.8) million;
-	Increased value added taxes payable of $(7.8) million;
-	Decreased compensation accruals of $2.1 million;
-	Decreased other accruals and payables (net) of $10.7 million.

The net cash provided by operating activities of $78.3 million in YTD FY20 was a $54.8 million increase from $23.5 million provided in YTD FY19. The net increase was primarily due to:

-	Increased net income of $4.3 million in YTD FY20;
-	Increased non-cash add backs to net income, including depreciation, amortization, share-based compensation, and deferred income taxes of $13.8 million in YTD FY20;
-
A comparative decrease in value added tax prepayments related to our China facilities of $17.7 million in YTD FY20. These prepayments are recoverable through future revenue transactions of the facilities;

-	A comparative decrease in the build-up of inventories in YTD FY20 of $8.9 million, which was primarily the result of our initially supplying our China-based FPD facility in YTD FY19;
-	A comparative increase in value added taxes payable at our two China-based facilities of $7.5 million, which is reflective of their increased revenues in YTD FY20.

Net cash used in investing activities was $31.6 million in YTD FY20, a decrease of $110.9 million from the $142.5 million used in YTD FY19. The net decrease in cash used was primarily attributable to decreased capital expenditures of $123.5 million; this was the result of a reduction in payments to equip our China-based facilities, which were in the start-up phase in the first half of fiscal year 2019. A reduction in investment incentives of $12.4 million in YTD FY20, from YTD FY19, partially offset the decrease in net cash used in investing activities realized from the reduction in capital spending.

Net cash flows from financing activities changed from $14.3 million used in YTD FY19 to $4.1 million provided in YTD FY20. Significant components of the $18.4 million net change were:

-	$55.4 million less debt was repaid in YTD FY20, than in YTD FY19; the primary cause of the decrease was repayment (upon their maturity) of our convertible senior notes in YTD FY19;
-	$26.1 million used to pay dividends to DNP (related to their 49.99% interest in our IC facility in Taiwan) in YTD FY19;
-	$(44.0) million less received from borrowings in China in YTD FY20 than in YTD FY19;
-	$(11.8) million less contributed by DNP to maintain their proportionate ownership interest in our IC joint venture in China in YTD FY20 than in YTD FY19;
-	$(6.2) million more paid in YTD FY20, than in YTD FY19, to acquire our common stock.

Index
As of August 2, 2020 and October 31, 2019, our total cash and cash equivalents included $223.8 million and $147.2 million, respectively, held by our foreign subsidiaries. The majority of earnings of our foreign subsidiaries are considered to be indefinitely reinvested. Repatriation of these funds to the U.S. may subject them to U.S. state income taxes and local country withholding taxes in certain jurisdictions. Furthermore, our foreign subsidiaries continue to grow through the reinvestment of earnings in additional manufacturing capacity and capability, particularly in the high-end IC and FPD areas.

Our liquidity is highly dependent on our revenue, cash conversion cycle, and the timing of our capital expenditures (which can vary significantly from period to period). We believe that our cash on hand, cash generated from operations, and amounts available to borrow will be sufficient to meet our cash requirements for the next twelve months. However, depending on conditions in the semiconductor and FPD markets, our cash flows from operations and current holdings of cash may not be adequate to meet our current and long-term needs for capital expenditures, operations and debt repayments. Historically, in certain years, we have used external financing to fund these needs. Due to conditions in the credit markets and covenant restrictions on our existing debt, some financing instruments we have used in the past may not be available to us when required. Consequently, we cannot assure that additional sources of financing would be available to us on commercially favorable terms, should our long-term cash requirements exceed our existing cash and cash available under our credit agreements (which are discussed in Note 5 to the condensed consolidated financial statements).

As of August 2, 2020, we had outstanding capital commitments of approximately $103 million. We intend to finance our capital expenditures with our working capital, contributions from our joint venture partners, borrowings under the MLA we entered into in fiscal 2019 (as discussed in Note 5 to the condensed consolidated financial statements), cash generated from operations and, if necessary, additional borrowings.

Off-Balance Sheet Arrangements

In January 2018, Photronics, through its wholly owned Singapore subsidiary, entered into the PDMCX joint venture with DNP, through its wholly owned subsidiary “DNP Asia Pacific PTE, Ltd.” under which DNP obtained a 49.99% interest in our IC business in Xiamen, China. The joint venture was established to develop and manufacture photomasks for leading edge and advanced generation semiconductors. Under the joint venture’s operating agreement, DNP is afforded, under certain circumstances, the right to put its interest in PDMCX to Photronics. These circumstances include disputes regarding the strategic direction of PDMCX that may arise after the initial two-year term of the Agreement that cannot be resolved between the two parties. As of the date of issuance of this report, DNP had not indicated its intention to exercise this right. In addition, both Photronics and DNP have the option to purchase, or put, their interest from, or to, the other party, should their ownership interest fall below 20% for a period of more than six consecutive months. Under all such circumstances, the sales of ownership interests would be at the exiting party’s ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance. Should DNP exercise an option to put their, or purchase our, interest in PDMCX we may, depending on the relationship of the fair and book value of PDMCX’s net assets, incur a loss. As of August 2, 2020, Photronics and DNP each had net investments in PDMCX of $52.4 million.

Business Outlook

We observe that there are significant opportunities in the FPD market, as Korea continues to transition production capacity away from LCD to OLED or AMOLED, China increases G10.5+ development and further penetrates the mobile AMOLED market, and Taiwan invests in micro-LED development. We believe our capacity additions planned for fiscal 2021 will enable us to continue to benefit from all of these factors. In addition, the last phase of our initial investment at our China-based IC facility is scheduled to be in production by the end of the second quarter of 2021, which should enable us to grow our business in this product category. It is, however, to be emphasized that our backlog is typically one to three weeks, which serves to limit our visibility. Furthermore, the demand for photomasks is inherently uneven, both due to the timing of development activities and the composition of the product mix, which may significantly affect our revenues. In addition, the high ASPs of certain high-end products can create volatility in our revenue and profitability.

The near-term effects on our business of geopolitical developments, such as trade policy or measures taken to prevent the spread of coronavirus, cannot be predicted and may have an impact on our operations. We continue to believe that a majority of the growth in the IC and FPD markets will continue to come from the Asia region, predominantly in China. We expect to meet these demands both through the utilization of our new facilities in China, and by importing photomasks into China from our other facilities. We make continual assessments of our global manufacturing strategy and monitor our revenue and related cash flows from operations. These ongoing assessments could result in future facility closures, asset redeployments, impairments of intangible or long-lived assets, workforce reductions, or the addition of manufacturing facilities, all of which would be based on market conditions and customer requirements.

Index
Our future results of operations and the other forward-looking statements contained in this filing involve a number of risks and uncertainties, some of which are discussed in Part1, Item 1A in our Annual Report on Form 10-K for the year ended October 31, 2019, and in Part 2, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended May 3, 2020; a number of other unforeseen factors could cause actual results to differ materially from our expectations.

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

Our primary net foreign currency exposures as of August 2, 2020, included the South Korean won, the Japanese yen, the New Taiwan dollar, the Chinese renminbi, the Singapore dollar, the British pound sterling, and the euro. As of that date, a 10% adverse movement in the value of currencies different than the functional currencies of our subsidiaries would have resulted in a net unrealized pre-tax loss of $32.9 million, which represents a decrease of $0.2 million from our exposures at May 3, 2020, and October 31, 2019. Our most significant exposures at August 2, 2020, related to the South Korean won and the Chinese renminbi to the U.S. dollar, which were, respectively, $12.1 million and $9.4 million at that date. We do not believe that a 10% change in the exchange rates of non-US dollar currencies, other than the aforementioned currencies and the Japanese Yen, would have had a material effect on our August 2, 2020, condensed consolidated financial statements.

Interest Rate Risk

A 10% adverse movement in the interest rates on our variable rate borrowings would not have had a material effect on our August 2, 2020 condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL MATTERS

The Company’s wholly owned subsidiary in South Korea has been involved in litigation regarding a 2016 informational tax filing for its non-South Korean bank accounts that was not timely made under a then recently issued presidential decree. A fine (based solely on the amount in such accounts) in the amount of $2.2 million was assessed against our subsidiary. Our subsidiary appealed the fine on the grounds that it was not required to make the tax filing, and such appeal was pursued up to the Supreme Court in South Korea. Under South Korean law, the tax authorities were entitled to pursue the matter in both civil and criminal courts simultaneously, with the proviso that any criminal fine imposed would act to dismiss any civil fine. The prosecutor recommended a fine of $0.03 million. The civil matter has subsequently been dismissed. Photronics was notified on March 12, 2020, that the Supreme Court rendered a decision against our subsidiary on the issue of whether our subsidiary was required to make the tax filing and remanded the case to the appellate court for determination of the fine. We are awaiting a trial date from the appellate court. Prior to the Supreme Court decision, our assessment was that the possibility of a fine was deemed remote, based on advice of local counsel and the subsequent judgments in the lower courts having been in our favor. Our estimate of the possible range of loss is $0.03 million to $2.2 million with the most likely amount being $0.03 million (based on the prosecutor’s recommendation). Accordingly, during the three-month period ended May 3, 2020, we accrued a contingent loss of $0.03 million with a charge to Selling, general and administrative expense in the consolidated statements of income. It is reasonably possible that the estimated loss will change in the near term. Our maximum exposure to loss in excess of amounts accrued is $2.17 million. The imposition of the fine will not have a material impact on our financial position or financial performance.

We are subject to various other claims that arise in the ordinary course of business. We believe that such claims, individually or in the aggregate, will not have a material effect on the consolidated financial statements.

Item 1A.	RISK FACTORS

Other than the below, there have been no other material changes to risks relating to our business as disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2019, and Part 2, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended May 3, 2020.

Our products and technology could be subject to and negatively impacted by the recent expansion of the foreign produced direct product rule.

In May 2019, the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”) amended export administration regulations by adding Huawei Technologies Co., Ltd. (“Hauwei”) and certain affiliates to the “Entity List” for actions contrary to the national security and foreign policy interests of the United States, imposing significant new restrictions on export, reexport and transfer of U.S. regulated technologies and products to Huawei. On August 17, 2020, BIS issued a final rule adding additional Huawei non-U.S. affiliates to the Entity List, confirming the expiration of a temporary general license applicable to Huawei, and amended the foreign-produced direct product rule in a manner that represents a significant expansion of its application to Huawei.

Expansion of the foreign-produced direct product rule and additional companies being added to the entity list may adversely affect our business in various ways, including by: increasing the cost of regulatory compliance for the export of our products, equipment, services, and technology from the United States and abroad; increasing the time necessary to obtain required authorizations; increasing the risk of monetary fines and other penalties for non-compliance, and negatively impacting our customers who may no longer be able to supply their customers and thereby reducing demand for their or our products. Any of these effects could result in lost revenue, additional product costs, increased lead times and deployment delays that could harm our business and customer relationships.

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

Photronics, Inc.
(Registrant)

By:	/s/ JOHN P. JORDAN	By:	/s/ ERIC RIVERA
	JOHN P. JORDAN		ERIC RIVERA
	Executive Vice President,		Vice President,
	Chief Financial Officer		Corporate Controller
	(Principal Financial Officer)		(Principal Accounting Officer)

Date:	September 10, 2020	Date:	September 10, 2020