Form 10-K
period 2020-10-31
PHOTRONICS INC
filed 2021-01-15
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act ((§15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ⌧  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 3, 2020, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $727,752,716 (based upon the closing price of $11.35 per share as reported by the NASDAQ Global Select Market on that date).

As of December 11, 2020, 63,916,262 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2021
Annual Meeting of Shareholders	Incorporated into Part III
to be held on March 11, 2021	of this Form 10-K

PHOTRONICS, INC.
ANNUAL REPORT ON FORM 10-K
OCTOBER 31, 2020

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Photronics, Inc. (“Photronics”, the “Company”, “we”, “our”, or “us”). These statements are based on management's beliefs, as well as assumptions made by and information currently available to management. Forward-looking statements may be identified by words like “expect,” “anticipate,” “believe,” “plan,” “project,” “could,” “estimate,” “intend,” “may,” “will”, “in our view” and similar expressions, or the negative of such terms, or other comparable terminology. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this annual report on Form 10-K or in other documents filed with the Securities and Exchange Commission, in press releases, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls regarding, among other things, the consummation and benefits of transactions, joint ventures, business combinations, divestitures and acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. Various factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements expressed or implied by forward-looking statements. Factors that might affect forward-looking statements include, but are not limited to, overall economic and business conditions; economic and political conditions in international markets; pandemics affecting our labor force, customers or suppliers; the demand for the Company's products; competitive factors in the industries and geographic markets in which the Company competes; the timing of orders received from customers; the gain or loss of significant customers; competition from other manufacturers; changes in accounting standards; federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); changes in the jurisdictional mix of our earnings; interest rate and other capital market conditions, including changes in the market price of the Company's securities; foreign currency exchange rate fluctuations; changes in technology; technology or intellectual property infringement, including cybersecurity breaches, and other innovation risks; unsuccessful or unproductive research and development or capital expenditures; the timing, impact, and other uncertainties related to transactions and acquisitions, divestitures, business combinations, and joint ventures as well as decisions the Company may make in the future regarding the Company’s business, capital and organizational structures, and other matters; the seasonal and cyclical nature of the semiconductor and flat panel display industries; management changes; changes in laws and government regulation impacting our operations or our products, including laws relating to export controls and import laws, rules and tariffs; the occurrence of regulatory proceedings, claims or litigation; damage or destruction to the Company's facilities, or the facilities of its customers or suppliers, by natural disasters, labor strikes, political unrest, or terrorist activity; acts of war, construction of new facilities and acquisition of new equipment; dilutive issuances of the Company’s stock; the ability of the Company to (i) place new equipment in service on a timely basis; (ii) obtain additional financing; (iii) achieve anticipated synergies and cost savings; (iv) fully utilize its tools; (v) achieve desired yields, pricing, product mix, and market acceptance of its products and (vi) obtain necessary import and export licenses. Any forward-looking statements should be considered in light of these factors. Accordingly, there is no assurance that the Company's expectations will be realized. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements and does not assume an obligation to provide revisions to any forward-looking statements, except as otherwise required by securities and other applicable laws.

PART I

ITEM 1.	BUSINESS

General

Photronics, Inc. (and its subsidiaries, collectively referred to herein as “Photronics”, the “Company”, “we”, “our”, or “us”) is the world's leading manufacturer of photomasks, which are high precision photographic quartz or glass plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat-panel displays (“FPDs”), and are used as masters to transfer circuit patterns onto semiconductor wafers and FPD substrates during the fabrication of integrated circuits (“ICs” or “semiconductors”), a variety of FPDs and, to a lesser extent, other types of electrical and optical components. We have eleven manufacturing facilities, which are located in Taiwan (3), Korea, the United States (3), Europe (2), and two recently constructed facilities in China. Our FPD Facility in Hefei, China, and our IC facility in Xiamen, China, commenced production in the second and third quarters of our fiscal 2019, respectively.

Photronics is a Connecticut corporation, organized in 1969. Our principal executive offices are located at 15 Secor Road, Brookfield, Connecticut 06804, telephone (203) 775-9000. Our website address is http://www.photronics.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Definitive Proxy Statements on Schedule 14A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information found on, or incorporated into, our website is not part of this or any other report we file with or furnish to the SEC. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Photronics.

Products and Manufacturing Technology

We manufacture photomasks, which are used as masters to transfer circuit patterns onto semiconductor wafers and FPD substrates. Photomasks are manufactured incorporating circuit designs provided to us on a confidential basis by our customers. IC and FPD photomask sets are manufactured in layers, each having a distinct pattern which is etched onto a different photomask. The resulting series of photomasks is then used to image the circuit patterns onto each successive layer of a semiconductor wafer or FPD substrate. The typical manufacturing process for a photomask involves the receipt and conversion of circuit design data to manufacturing pattern data. A lithography system then exposes the circuit pattern onto the photomask blank. The exposed areas are developed and etched to produce that pattern on the photomask. The photomask is then inspected for defects and conformity to the customer's design data. After any defects are repaired, the photomask is cleaned, any required pellicles (protective translucent cellulose membranes) are applied and, after final inspection, the photomask is shipped to the customer.

We support customers across the full spectrum of IC production and FPD technologies by manufacturing photomasks using electron beam or optical (laser-based) systems, the predominant technologies used for photomask manufacturing capable of producing the finer line resolution, tighter overlay, and the more complex circuits currently being designed. Electron beam and laser-generated photomasks can be used to produce the most advanced semiconductors and FPD photomasks for use in an array of products. However, in the case of IC production, the large majority of higher-cost critical-layer photomasks are fabricated using electron beam technologies, while photomasks produced using laser-based systems are used for all FPD photomasks and less critical IC photomasks.  End markets served with IC photomasks include devices used for microprocessors, memory, telecommunications, and related applications. We own a number of both high-end and mature electron beam and laser-based production systems.

The first several layers of photomasks are sometimes required to be delivered to customers within 24 hours from the time we receive customer design data. The ability to manufacture high-quality photomasks within short time periods is dependent upon robust processes, efficient manufacturing methods, high production yield, available manufacturing capacity, and high equipment reliability. We work to meet these requirements by making significant investments in research and development, capital equipment, manufacturing and data processing systems, and by utilizing statistical process control methods to optimize our manufacturing processes and reduce cycle times.

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

State-of-the-art production for semiconductor masks is considered to be 28 nanometer and smaller for ICs and Generation 10.5+, active-matrix organic light-emitting diode (“AMOLED”) and low-temperature polysilicon (“LTPS”) display-based process technologies for FPDs. However, 32 nanometer and above geometries for semiconductors and Generation 8 and below (excluding AMOLED and LTPS) process technologies for displays constitute the majority of designs currently being fabricated in volume. At these geometries, we can produce full lines of photomasks, and there is no significant technology employed by our competitors that is not available to us. We expect advanced-generation designs to continue to move to wafer fabrication throughout fiscal 2021, and we believe we are well positioned to service an increasing volume of this business as a result of our investments in manufacturing processes and technology in the regions where our customers are located.

Sales and Marketing

The market for photomasks primarily consists of domestic and non-US semiconductor and FPD manufacturers and designers. Photomasks are manufactured by independent merchant manufacturers like Photronics, and by semiconductor and FPD manufacturers that produce photomasks for their own use (captive manufacturers). In rare instances, captive manufacturers also sell to other semiconductor or FPD manufacturers. Previously, there was a trend towards the divesture or closing of captive photomask operations by semiconductor manufacturers, and an increase in the share of the market served by independent manufacturers. This trend was driven by the increased complexity and cost of capital equipment used in manufacturing photomasks and the lack of economy of scale for many semiconductor and FPD manufacturers to effectively utilize the equipment. However, more recently, to reach certain roadmap milestones, some captive mask facilities have been investing at faster rates than independent manufacturers, particularly in the foundry logic and memory spaces. Nevertheless, most captive manufacturers maintain business and technology relationships with independent photomask manufacturers for ongoing support.

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

We conduct our sales and marketing activities primarily through a staff of full-time sales personnel and customer service representatives who work closely with the Company's management and technical personnel. We support non-U.S. customers through both our domestic and foreign facilities and consider our presence in non-U.S. markets to be an important factor in attracting new customers, as it provides global solutions to our customers, minimizes delivery time, and allows us to serve customers that utilize manufacturing foundries outside of the United States, principally in Asia. See Notes 8 and 15 to our consolidated financial statements for the amount of revenue and long-lived assets attributable to each of our geographic areas of operations.

Customers

We sell our products primarily to leading semiconductor and FPD manufacturers. During fiscal year 2020, we sold our products to approximately 530 customers. Revenue from United Microelectronics Corp. Co., Ltd. accounted for approximately 16%, 15% and 15%  of our total revenues in fiscal years 2020, 2019 and 2018, and revenue from Samsung Electronics Co., Ltd. accounted for approximately 14%, 16% and 16% of our total revenues in fiscal years 2020, 2019 and 2018, respectively. Our five largest customers, in the aggregate, accounted for approximately 45%, 46% and 47% of our revenue in fiscal years 2020, 2019 and 2018, respectively. A significant decrease in the amount of revenue from any of these customers could have a material adverse effect on our financial performance and business prospects.

Seasonality

Our business is typically impacted during the first, and sometimes the second, quarter of our fiscal year by the North American, European, and Asian holiday periods, as some customers reduce their development and buying activities during those periods.

Research and Development

We primarily conduct research and development activities for IC photomasks at our Boise, Idaho, facility, as well as at Photronics, Cheonan, Ltd. (formerly PK, Ltd.), our subsidiary in Korea and Photronics DNP Mask Corporation (“PDMC”), one of our joint venture subsidiaries in Taiwan. Research and development for FPD photomasks is primarily conducted at Photronics Cheonan, Ltd. Additionally, we conduct site-specific research and development programs to support strategic customers. These research and development programs and activities are undertaken to advance our competitiveness in technology and manufacturing efficiency. We also conduct application-oriented research and development including data and services technology activities to support the early adoption of new photomasks or supporting data and services technology into our customers' applications. Currently, research and development photomask activities for IC photomasks are primarily focused on photomasks with enabling wafer geometrics of 14 nanometer node and smaller and, for FPDs, on Generations 8 and 10.5+ substrate size photomasks process enhancements for new TV technologies, emerging opportunities for micro- and mini-LED, together with photomask technology for complex FPD photomasks required in the manufacture of advanced mobile displays, such as AMOLED. We believe these core competencies will continue to be a critical part of semiconductor and FPD manufacturing, as wafer and substrate optical lithography scaling continues to enable capabilities of high-end devices and displays. We incurred research and development expenses of $17.1 million, $16.4 million, and $14.5 million in fiscal years 2020, 2019 and 2018, respectively. It is our belief that we own, control, or license the proprietary information (including trade secrets and patents) that is necessary for our business, as it is presently conducted. We also believe that our intellectual property and trade secret know-how will continue to be important to our maintaining technical leadership in the field of photomasks.

Intellectual Property Rights

We have developed and hold ownership interests in intellectual property (“IP”) rights, in the forms of patents issued in the U.S., and other trademark and trademark registrations in the U.S. and other countries. Patents in which we hold ownership interests generally relate to the manufacture of photomasks or the use of photomasks to manufacture other products. While we believe that our IP rights are, and will continue to be, important to our technical leadership in the field of photomasks, our operations are not dependent on any one individual IP right. In addition to patenting, when practicable, we further protect our IP rights, and our other proprietary processes, by utilizing non-disclosure agreements with employees, customers, and vendors.

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

We typically enter into annual pricing agreements with our suppliers, some of which include volume-based incentives that have resulted in substantial cost savings; these agreements do not require us to purchase minimum dollar amounts or quantities of their subject materials.

We rely on a limited number of equipment suppliers to develop and supply the equipment used in the photomask manufacturing process. Although, historically, we have been able to obtain equipment on a timely basis, an inability to obtain equipment when required could adversely affect our business and results of operations.

Backlog

The first several layers of a set of photomasks for a circuit pattern are often required to be shipped within twenty-four hours of receiving a customer's designs. Because of the short period between order and shipment dates (typically from one day to two weeks) for a significant amount of our revenue, the dollar amount of our current backlog is not a reliable indicator of future revenue.

International Operations

Revenues from our non-U.S. operations were approximately 83%, 81% and 79% of our total revenues in fiscal 2020, 2019 and 2018, respectively. We believe that our ability to serve non-U.S. markets is enhanced by our having, among other things, a local presence in the markets we serve. This requires significant investments in financial, managerial, operational, and other resources.

Operations outside of the United States are subject to inherent risks, including fluctuations in exchange rates, political and economic conditions in various countries, legal compliance and regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing international operations, longer accounts receivable collection cycles, potential restrictions on transfers of funds, and potentially adverse tax consequences. These factors may have a material adverse effect on our ability to generate revenue outside of the United States and to deploy resources where they could otherwise be used to their greatest advantage and, consequently, may adversely affect our financial condition and results of operations. Notes 8 and 15 of our consolidated financial statements, respectively, present revenue and long-lived assets by geographic area.

Competition

The photomask industry is highly competitive, and most of our customers utilize multiple photomask suppliers. Our ability to compete depends primarily upon the consistency of our product quality, timeliness of delivery, competitive pricing, technical capability, and service, which we believe are the principal factors considered by customers in selecting their photomask suppliers. An inability to meet these requirements could adversely affect our financial condition, results of operations, and cash flows. We also believe that geographic proximity to customers is an important factor in certain markets where cycle time from order to delivery is critical. While some of our competitors may have greater financial, sales, marketing, or other resources than Photronics, we believe that we are able to compete effectively because of our dedication to customer service, investments in state-of-the-art photomask equipment and facilities, and experienced technical employees.

We estimate that, for the types of photomasks we manufacture (IC and FPD), the size of the total market (captive and merchant) is approximately $5.1 billion. Our competitors include Compugraphics International, Ltd., Dai Nippon Printing Co., Ltd (outside of Taiwan and China), Hoya Corporation, LG Innotek Co., Ltd., Shenzhen New Way Photomask Making Co., Ltd., Shenzhen Quingyi Photomask, Ltd., SK-Electronics Co., Ltd., Taiwan Mask Corporation, and Toppan Printing Co., Ltd. We also compete with semiconductor and FPD manufacturers' captive photomask manufacturing operations that supply photomasks for internal use and, in some instances, also for external customers and foundries. We expect to face continued competition which, in the past, has led to pressure to reduce prices. We believe the pressure to reduce prices, together with the significant investment required in capital equipment to manufacture high-end photomasks, has contributed to the decrease in the number of independent manufacturers, and we expect such pressure to continue in the future.

Employees

As of October 31, 2020 we had approximately 1,728 full-time and part-time employees worldwide. Our business results depend in part on our ability to successfully manage our human capital resources, including attracting, identifying, and retaining key talent. Factors that may affect our ability to attract and retain qualified employees include employee morale, our reputation, competition from other employers, and availability of qualified individuals As of October 31, 2020, none of our employees at any of our worldwide facilities was represented by a union. We consider our employee relations to be good. We believe our commitment to our human capital resources is an important component of our mission to deliver superior photomasks and customer care. We provide all employees with the opportunity to share their opinions in open dialogues with our human resources department and senior management. We provide all employees a wide range of professional development experiences, both formal and informal. Our formal offerings include tuition reimbursement, leadership development experiences and vocational training. The safety of our employees is a paramount value for us. We provide mandatory safety trainings in our production facilities, which are designed to focus on empowering our employees with the knowledge and tools they need to make safe choices and to mitigate risks. Supervisors complete safety management courses as well. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees and which comply with government orders in all the states and countries where we operate. In an effort to keep our employees safe and to maintain operations during the COVID-19 pandemic, we have implemented a number of new health-related measures including, the requirement to wear company provided face-masks at all times while on company property, implemented temperature taking protocols, increased hygiene, cleaning and sanitizing procedures at all locations,  implemented social-distancing, implemented restrictions on visitors to our facilities, limiting in-person meetings and other gatherings. Further, the health and wellness of our employees are critical to our success. We provide our employees with access to a variety of innovative, flexible and convenient health and wellness programs. Such programs are designed to support employees' physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors. Additionally, we provide robust compensation and benefits. In addition to salaries, these programs, which vary by country/region, can include annual bonuses, stock-based compensation awards, a 401(k) plan with employee matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, employee assistance programs, and tuition assistance.

ITEM 1A.	RISK FACTORS

Set forth below are discussions of the risk factors we believe can make an investment in our business speculative or risky.

Concentration Related Risk Factors

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

We rely on a limited number of photomask equipment manufacturers to develop and supply the equipment we use. These equipment manufacturers usually require lead times of twelve months or longer between the order date and the delivery of certain photomask imaging and inspection equipment. The failure of our suppliers to develop or deliver such equipment on a timely basis could have a material adverse effect on our business and results of operations. In addition, the manufacturing equipment necessary to produce advanced photomasks could become prohibitively expensive, which could similarly affect us.

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

Historically, we have sold a significant proportion of photomasks to a limited number of IC and FPD manufacturers. During fiscal years 2020, 2019 and 2018, our two largest customers accounted for 29%, 31% and 31%, respectively, of our revenue. Our five largest customers accounted for 45%, 46% and 47% of our revenue in fiscal years 2020, 2019 and 2018, respectively. The loss of a significant customer, a significant reduction or delay in orders from any significant customer (including reductions or delays due to customer departures from recent buying patterns), or an unfavorable change in competitive conditions in the semiconductor or FPD industries could have a material adverse effect on our financial performance and business prospects. The consolidation of semiconductor manufacturers, or an economic downturn in the semiconductor industry, may increase the likelihood of losing a significant customer and could also have an adverse effect on our financial performance and business prospects.

Financing Related Risk Factors

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

Our credit facility restricts our business activities, limits our ability to obtain additional financing or pay cash dividends, and may obligate us to repay debt before its maturity.

Financial covenants related to our credit facility, which expires in September 2023, include a total leverage ratio, a minimum interest coverage ratio, and minimum unrestricted cash balances. Our credit facility may also limit our flexibility in planning for, or reacting to, changes in our business and industry, which may place us at a competitive disadvantage compared with our competitors. We are also subject to covenants that limit our operating flexibility, such as a limit on the amount we can spend to repurchase shares of our common stock. Existing covenant restrictions, and noncompliance with covenants or cross default provisions could limit our ability to draw down on current facilities or our ability to obtain additional debt financing, and limit the amount of dividends, distributions, and redemptions we can pay on our common stock to an annual amount of $50 million. Should we be unable to meet one or more of these covenants, our lenders may require us to repay any outstanding balance prior to the expiration date of the agreement. Our ability to comply with the financial and other covenants in our credit agreement may be affected by deteriorating economic or business conditions, or other events. We cannot assure that, under such circumstances, additional sources of financing would be available to fund operating requirements or repay any long-term borrowings, to avoid default. Please also refer to Item 9A for discussion of material weakness.

Our operations will continue to require substantial capital expenditures, for which we may be unable to provide or obtain funding.

The manufacture of leading-edge photomasks requires us to make substantial investments in high-end manufacturing capability. We expect that we will be required to continue to make substantial capital expenditures to meet the technological demands of our customers and to position us for future growth. Our capital expenditure payments for fiscal 2021 are expected to be approximately $100 million, of which approximately $15 million was included in Accounts payable on our October 31, 2020 consolidated balance sheet. We cannot provide assurance that we will be able to obtain the additional capital required to fund our operations or capital expenditures on reasonable terms, if at all, or that any such inability will not have a material adverse effect on our business and results of operations.

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

Industry and Competitive Related Risk Factors

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

The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, we will be required to continually anticipate, respond to, and utilize changing technologies of increasing complexity in both traditional and emerging markets that we serve. In particular, we believe that, as semiconductor geometries continue to become smaller and FPDs become larger or otherwise more advanced, we will be required to manufacture increasingly challenging photomasks. Additionally, the demand for photomasks has been, and could in the future be, adversely affected by changes in semiconductor and high- performance electronics fabrication methods that affect the type or quantity of photomasks utilized, such as changes in semiconductor demand that favor field-programmable gate arrays and other semiconductor designs that replace application-specific ICs. Furthermore, evidence of the viability and the corresponding market acceptance of alternative methods of transferring IC designs onto semiconductor wafers could reduce or eliminate the need for photomasks in the production of semiconductors. As of the end of fiscal 2020, one alternative method, direct-write lithography, has not been proven to be a commercially viable alternative to photomasks, as it is considered to be too slow for high-volume semiconductor wafer production. However, should direct-write or any other alternative method of transferring IC or FPD designs without the use of photomasks achieve market acceptance, and if we are unable to anticipate, respond to, or utilize these or other technological changes, due to resource, technological, or other constraints, our business and results of operations could be materially adversely affected.

The risk of loss of our intellectual property, trade secrets or other sensitive business or customer confidential information or disruption of operations due to breaches of cybersecurity could negatively impact our financial results.

Cyberattacks or security breaches could compromise confidential, business-critical information, cause disruptions in our operations, or harm our reputation. We have important assets, including intellectual property, trade secrets, and other sensitive, business-critical and/or confidential information which may be vulnerable to such incidents. While we have a comprehensive cybersecurity program that is continuously reviewed, maintained, and upgraded, a significant cyberattack could result in the loss of vital business or confidential information and/or could negatively impact operations, which could have a negative impact on our financial results.

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

The photomask industry is highly competitive, and most of our customers utilize more than one photomask supplier. Our competitors include Compugraphics International, Ltd., Dai Nippon Printing Co., Ltd (outside of Taiwan and China), Hoya Corporation, LG Innotek Co., Ltd., Shenzhen New Way Photomask Making Co., Ltd., Shenzhen Quingyi Photomask, Ltd., SK-Electronics Co. Ltd., Taiwan Mask Corporation, and Toppan Printing Co., Ltd. We also compete with semiconductor and FPD manufacturers' captive photomask manufacturing operations, some of which market their photomask manufacturing services to outside customers. We expect to face continued competition from these and other suppliers in the future. Some of our competitors have substantially greater financial, technical, sales, marketing, or other resources than we do. Also, when producing smaller geometry photomasks, some of our competitors may be able to more rapidly develop and produce such masks, and achieve higher manufacturing yields than we can. We believe that consistency of product quality, timeliness of delivery, competitive pricing, technical capability and service are the principal factors considered by customers when selecting their photomask suppliers. Our inability to meet these competitive requirements could have a material adverse effect on our business and results of operations. In the past, competition has led to pressure to reduce prices and the need to invest in advanced manufacturing technology, which we believe contributed to the decrease in the number of independent photomask suppliers. These pressures may continue in the future.

Investment Related Risk Factors

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

Our expansion into China entails substantial risks.

In 2019, we commenced operations at our two newly constructed manufacturing facilities in China. These investments are subject to substantial risks which may include, but are not limited to: the inability to protect our intellectual property rights under Chinese law, which may not offer as high a level of protection as U.S. law; unexpectedly long negotiation periods with Chinese suppliers and customers; quality issues related to materials sourced from local vendors; unexpectedly high labor costs due to a tight labor supply; and difficulty in repatriating funds and selling or transferring assets. Our investments in China also expose us to a significant additional foreign currency exchange risk, which we had not been subject to in recent years. In addition, as tensions have escalated between the U.S. and China, we believe there is an enhanced risk that our substantial investments in China may be subject to unforeseen restrictions, which may include expropriation of the investments by the Chinese government. These and other risks may result in our not realizing a return on, or losing some, or all, of our planned investments in China, which would have a material adverse effect on our financial condition and financial performance.

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

The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties, and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with the integration of acquisitions include: potential disruption of our ongoing business and distraction of management; unforeseen claims and liabilities, including unexpected environmental exposures; unforeseen adjustments, taxes, charges and write-offs; problems enforcing the indemnification obligations of sellers of businesses or joint venture partners for claims and liabilities; unexpected losses of customers of, or suppliers to, the acquired business; difficulty in conforming the acquired businesses’ standards, processes, procedures and controls with our operations; variability in financial performance arising from the implementation of purchase price accounting; inability to coordinate new product and process development; loss of senior managers and other critical personnel and problems with new labor unions; and challenges arising from the increased scope, geographic diversity, and complexity of our operations.

Market Related Risk Factors

Changes in foreign currency exchange rates could have a material adverse effect on our results of operations, financial condition, or cash flows.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and are reported in U.S. dollars. Our operations have transactions and balances denominated in currencies other than the U.S. dollar; primarily the South Korean won, New Taiwan dollar, Japanese yen, Chinese renminbi, euro, Singapore dollar, and the British pound sterling. In fiscal year 2020, we recorded a net loss from changes in foreign currency exchange rates of $0.5 million in our statement of income, while our net assets increased by $36.4 million as a result of the translation of foreign currency financial statements to U.S. dollars. Significant foreign currency fluctuations may adversely affect our results of operations, financial condition, or cash flows.

Our hedging activity could negatively impact our results of operations and cash flows.

We may enter into derivatives to manage our exposure to interest rate and currency movements. If we do not accurately forecast our results of operations, execute contracts that do not effectively mitigate our economic exposure to interest rates and currency rates, elect to not apply hedge accounting (when doing so would have mitigated our losses), or fail to comply with the complex accounting requirements for hedging transactions, our results of operations and cash flows could be volatile, as well as negatively impacted.

The market price of our common stock is subject to volatility and could fluctuate widely in response to various factors, many of which are beyond our control.

Factors that may influence the price of our common stock include, but are not limited to, the following:

•	loss of any of our key customers or suppliers;

•	additions or departures of key personnel;

•	third party sales of common stock;

•	our ability to execute our business plan, including but not limited to, our expansion into China;

•	announcements and consummations of business acquisitions;

•	operating results that fall below expectations;

•	issuances or repurchases of our common stock;

•	intellectual property disputes;

•	industry developments;

•	news or disclosures by competitors or customers;

•	business combinations, divestitures, or bankruptcies by customers, suppliers, or competitors;

•	economic and other external factors including (but not limited to) recessions, natural disasters, military actions, political instability, or social unrest; and

•	period to period fluctuations in our financial results.

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

We sell our products in a competitive, global environment, and compete worldwide for sales on the basis of product quality, price, technology, and customer service. Sales of our products are also subject to federal, state, local, and foreign taxes, laws and regulations, trade agreements, import and export controls, duties and tariffs. The imposition of additional regulations or controls including export controls, duties, tariffs, or changes to bilateral and regional trade agreements, could negatively impact our results of operations.

Operations Related Risk Factors

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

Our customers generally order photomasks on an as-needed basis; thus our revenue in any quarter is dependent primarily on orders received during that quarter. Since we operate with little backlog, and the rate of new orders may vary significantly from quarter to quarter, our capital expenditures and, to some extent, expense levels are based primarily on sales forecasts and technological advancements in photomask manufacturing equipment. Consequently, if anticipated revenues in any quarter do not occur when expected, our capital investments could result in underutilized capacity and disproportionately high expense levels, causing operating results to be adversely affected. Due to the foregoing factors, we believe that quarter to quarter comparisons of our operating results cannot be relied upon as indicators of future performance. In addition, in future quarters, our operating results could be below guidance we may provide or the expectations of public market analysts and investors, which could have a material adverse effect on the market price of our common stock.

Our substantial non-U.S. operations are subject to additional risks.

Revenues from our non-U.S. operations were approximately 83%, 81% and 79% of our total revenues in fiscal years 2020, 2019 and 2018, respectively. We believe that maintaining significant international operations requires us to have, among other things, a local presence in the geographic markets that we supply. This requires significant investments in financial, managerial, operational, and other resources. Since 1996, we have significantly expanded our operations in international markets by acquiring existing businesses in Europe and Asia, and building manufacturing facilities in Taiwan and China. In order to enable us to optimize our investments and other resources, we closely monitor the semiconductor and FPD manufacturing markets for indications of geographic movement and, in conjunction with these efforts, continue to assess the locations of our manufacturing facilities. These assessments may result in the opening or closing of facilities.

Operations outside of the United States are subject to inherent risks, including: fluctuations in exchange rates; unstable political and economic conditions in various countries; changes in economic alliances; unexpected changes in regulatory requirements; compliance with a variety of burdensome foreign laws and regulations; compliance with anti-bribery and anti-corruption laws (such as the Foreign Corrupt Practices Act); tariffs and other trade barriers; difficulties in staffing and managing international operations; and longer accounts receivable payment cycles. In addition: foreign countries may enact other restrictions on foreign trade or investment, including currency exchange controls; trade sanctions could result in our losing access to customers and suppliers; legislation may cause agreements to be difficult to enforce; accounts receivable may be difficult to collect, or we may be subject to adverse tax consequences. These factors may have a material adverse effect on our costs or our ability to generate revenues outside of the United States and, consequently, on our business and results of operations.

We could be subject to damages based on claims brought against us by our customers, or lose customers as a result of the failure of our products to meet certain quality specifications.

Our products provide important performance attributes to our customers’ products. If a product fails to perform in a manner consistent with quality specifications, or has a shorter useful life than warrantied, a customer could seek replacement of the product or damages for costs incurred as a result of the product failing to perform, particularly if such products are sold under agreements that contain limited performance and life cycle warranties. Our customers often require us to guarantee that our products conform to certain product specifications that they provide. Any failure to comply with such specifications could result in claims or legal action. A successful claim, or series of claims, against us could have a material adverse effect on our financial condition and results of operations, and could result in a loss of one or more customers.

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

Regulatory Related Risk Factors

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

The decision of the United Kingdom to exit from the European Union (generally referred to as “BREXIT”) could cause disruptions to, and create uncertainty surrounding, our business, including affecting our relationships with existing and potential customers, suppliers, and employees. The effects of BREXIT will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The measures could potentially disrupt some of our target markets and jurisdictions in which we operate, and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, BREXIT could lead to legal uncertainty and potentially divergent national laws and regulations, as the United Kingdom determines which European Union laws to replace or replicate. BREXIT also may create global economic uncertainty, which may cause our customers and potential customers to monitor their costs and reduce their budgets for either our products or other products that incorporate our products. Any of these effects of BREXIT, among others, could materially adversely affect our business, business opportunities, results of operations, financial condition, and cash flows. The United Kingdom left the European Union on January 31, 2020, and is currently in a stand-still transition period which is scheduled to end on December 31, 2020.

Our products and technology could be subject to and negatively impacted by the recent expansion of the foreign-produced direct product rule.

In May 2019, the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”) amended export administration regulations by adding Huawei Technologies Co., Ltd. (“Huawei”) and certain affiliates to the “Entity List” for actions contrary to the national security and foreign policy interests of the United States, imposing significant new restrictions on export, re-export and transfer of U.S. regulated technologies and products to Huawei. On August 17, 2020, BIS issued a final rule adding additional Huawei non-U.S. affiliates to the Entity List, confirming the expiration of a temporary general license applicable to Huawei, and amended the foreign-produced direct product rule in a manner that represents a significant expansion of its application to Huawei.

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

Our products and technology could be subject to U.S. export control laws and the export control laws of the foreign jurisdictions where we operate.

We are subject to various laws relating to the export of products we manufacture, and the technology related thereto, and our failure to comply with these laws could subject us to substantial fines, penalties, and even injunctions, the imposition of which could have a material adverse effect on the success of our business.

We are subject to the export control laws of the United States and the export control laws of the foreign jurisdictions where we operate. On April 28, 2020, the U.S. administration significantly expanded the reach of U.S. export controls over certain products and certain countries. The U.S. Department of Commerce has, among other things: expanded license requirements to China, Russia and Venezuela; broadened the list of products covered by these expanded license requirements; expanded the definition of “military end use”; created a new “reason for control”; created a new review policy for certain items to certain countries; added substantial electronic export information filing requirements; eliminated the license exception for civil end use for certain countries, including China, Russia and Venezuela; and proposed to remove those same countries from the list of those eligible for additional re-exports license exceptions. The final rules relating to most of these changes were effective June 29, 2020. Application of these laws may adversely affect our business in various ways, including by regulating the export of our products, equipment, services, and technology from the United States and abroad, increasing the time necessary to obtain required authorizations, and the possibility of monetary fines and other penalties for non-compliance.

We may be unprepared for changes to environmental laws and regulations and may incur liabilities arising from environmental matters.

We are subject to numerous environmental laws and regulations that impose various environmental controls on, among other things, the discharge of pollutants into the air and water and the handling, use, storage, disposal, and cleanup of solid and hazardous wastes. Changes in these laws and regulations may have a material adverse effect on our financial position and results of operations, and inadequate compliance with their requirements could give rise to significant liabilities.

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

General Risk Factors

Ineffective internal controls could impact our business and operating results.

Our internal controls over financial reporting may not prevent or detect misstatements because of their inherent limitations in detecting human errors, the circumvention or overriding of controls, or fraud; even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls; otherwise fail to prevent financial reporting misstatements; or if we experience difficulties in implementing internal controls, our business and operating results could be harmed, and we could fail to meet our financial reporting obligations. In our assessment of internal control over financial reporting for the fiscal year ended October 31, 2020, we identified a material weakness.  Please refer to Item 9A of this annual report on Form 10-K for further information.

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

Please refer to Note 14 within Item 8 of this report for information on legal proceedings involving the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol PLAB. On December 11, 2020, the closing sale price of our common stock, per the NASDAQ Global Select Market, was $11.25. Based on available information, we estimate that we have approximately 8,400 shareholders.

To date, we have not paid any cash dividends on Photronics shares, and, for the foreseeable future, we anticipate that earnings will continue to be retained for use in our business. Further, our credit agreement limits the amount that can be paid as cash dividends on Photronics stock.

In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act of 1933 (as amended) (“the Securities Act”). Share repurchases under the program commenced on September 16, 2020.

In August 2019, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. This repurchase program was terminated on March 20, 2020.

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

All of the shares purchased under the above repurchase programs in fiscal 2020 were retired prior to the end of the fiscal year. All of the shares purchased under prior year repurchase programs were retired in fiscal year 2019. The tables below present additional information on the above repurchase programs.

September 2020 Authorization	Total Number of Shares Purchased (in millions)	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program (in millions)	Dollar Value of Shares That May Yet Be Purchased (in millions)

Fiscal year 2020 repurchases
September 14, 2020 – September 27, 2020	0.8	$9.93	0.8	$92.1
September 28, 2020 – October 31, 2020	0.9	$10.27	0.9	$82.5
Total	1.7	$10.11	1.7

August 2019 Authorization	Total Number of Shares Purchased (in millions)	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program (in millions)	Dollar Value of Shares That May Yet Be Purchased (in millions)

Fiscal year 2020 repurchases
November 1, 2019 – December 2, 2019	0.9	$12.01	0.9	$78.0
February 3, 2020 – March 1, 2020	0.1	$12.37	0.1	$77.0
March 2, 2020 – March 29, 2020	0.5	$10.48	0.5	$0.0	*
Total	1.5	$11.54	1.5

Fiscal year 2019 repurchases
September 23, 2019 – October 31, 2019	1.0	$11.05	1.0	$89.0
Total	1.0		1.0

2018 Authorizations	Total Number of Shares Purchased (in millions)	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program (in millions)	Dollar Value of Shares That May Yet Be Purchased (in millions)

Fiscal year 2019 repurchases
November 1, 2018 – November 25, 2018	0.2	$9.49	0.2	$20.1
November 26, 2018 – December 23, 2018	0.7	$9.38	0.7	$13.4
December 24, 2018 – January 27, 2019	0.2	$9.41	0.2	$11.2	**
Total	1.1	$9.40	1.1

Fiscal year 2018 repurchases	Total Number of Shares Purchased (in millions)	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program (in millions)	Dollar Value of Shares That May Yet Be Purchased (in millions)

July 10, 2018 – July 29, 2018	0.8	$8.72	0.8	$13.2
July 30, 2018 – August 26, 2018	0.9	$9.05	0.9	$5.0
September 23, 2018 – October 31, 2018	0.9	$9.46	0.9	$21.9
Total	2.6	$9.04	2.6

* The share repurchase program was terminated on March 20, 2020.
** The share repurchase program was terminated on February 1, 2019.

Securities authorized for issuance under equity compensation plans

The information regarding our equity compensation required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from the Photronics, Inc. 2021 Definitive Proxy Statement in Item 12 of Part III of this report. The 2021 Definitive Proxy Statement will be filed within 120 days after our fiscal year ended October 31, 2020.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data (in thousands, except per share amounts and employees) is derived from our audited consolidated financial statements. The data should be read in conjunction with the audited consolidated financial statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended
	October 31,	October 31,	October 31,	October 29,	October 30,
	2020	2019	2018	2017	2016
OPERATING DATA:

Revenue	$609,691	$550,660	$535,276	$450,678	$483,456

Gross profit	$134,654	$120,841	$131,503	$91,315	$118,706

Gross margin	22.1%	21.9%	24.6%	20.3%	24.6%

Operating income	$63,928	$52,121	$65,627	$31,868	$52,475

Operating margin	10.5%	9.5%	12.3%	7.1%	10.9%

Effective tax rate (a)	34.5%	20.1%	10.7%	19.9%	7.9%

Net income (a), (b), (c)	$40,343	$40,491	$61,236	$21,289	$55,676

Net income attributable to Photronics, Inc.
shareholders (a), (b), (c)	$33,820	$29,793	$42,055	$13,130	$46,200
Earnings per share:

Basic (a), (b), (c)	$0.52	$0.45	$0.61	$0.19	$0.68

Diluted (a), (b), (c)	$0.52	$0.44	$0.59	$0.19	$0.64
Weighted-average diluted number of common shares outstanding:	65,470	69,155	74,821	69,288	76,354

Net cash provided by operating activities	$143,046	$68,386	$130,567	$96,833	$122,137

Purchases of property, plant and equipment	$70,815	$178,375	$92,585	$91,965	$50,147

Purchases of treasury stock	$34,394	$21,696	$23,111	$-	$-

Common shares repurchased	3,194	2,133	2,558	-	-

Employees	1,728	1,775	1,575	1,475	1,530

BALANCE SHEET DATA
	As of
	October 31,	October 31,	October 31,	October 29,	October 30,
	2020	2019	2018	2017	2016

Working capital	$357,200	$275,573	$311,655	$367,348	$360,269
Property, plant and equipment, net	$631,475	$632,441	$571,781	$535,197	$506,434
Total assets	$1,188,182	$1,118,665	$1,110,009	$1,020,794	$987,988
Long-term debt	$54,980	$41,887	$-	$57,337	$61,860
Total Photronics, Inc. shareholders’ equity	$804,962	$769,892	$759,671	$744,564	$710,363
Noncontrolling interests	$157,304	$141,200	$144,898	$120,731	$115,111

(a)	In 2016, includes tax benefits in Taiwan of $4.8 million primarily related to the recognition of prior period tax benefits and other tax positions no longer deemed necessary.
(b)	In 2018, includes $0.6 million gain on sale of assets.
(c)	In 2016, includes $8.8 million gain on sale of investment in a foreign entity and $0.2 million gain on the sale of the Company’s 49.99% interest in the MP Mask joint venture.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We sell substantially all of our photomasks to semiconductor designers and manufacturers, and manufacturers of FPDs. Photomask technology is also being applied to the fabrication of other higher-performance electronic products such as photonics, micro-electronic mechanical systems, and certain nanotechnology applications. Our selling cycle is tightly interwoven with the development and release of new semiconductor and display designs and applications, particularly as they relate to the semiconductor industry's migration to more advanced product innovation, design methodologies, and fabrication processes. The demand for photomasks primarily depends on design activity rather than sales volumes from products manufactured using photomask technologies. Consequently, an increase in semiconductor or display sales does not necessarily result in a corresponding increase in photomask sales. However, the reduced use of customized ICs, reductions in design complexity, other changes in the technology or methods of manufacturing or designing semiconductors, or a slowdown in the introduction of new semiconductor or display designs could reduce demand for photomasks ‒ even if the demand for semiconductors and FPDs increases. Advances in semiconductor, display, and photomask design and production methods that shift the burden of achieving device performance away from lithography could also reduce the demand for photomasks. Historically, the microelectronic industry has been volatile, experiencing periodic downturns and slowdowns in design activity. These downturns have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices with a concomitant effect on revenue and profitability.

We are typically required to fulfill customer orders within a short period of time, sometimes within twenty-four hours. This results in a minimal level of backlog orders, typically one to two weeks of backlog for IC photomasks and two to three weeks of backlog for FPD photomasks.

The global microelectronics industry is driven by end markets which have been closely tied to consumer-driven applications of high-performance devices, including, but not limited to, mobile display devices, mobile communications, and computing solutions. While we cannot predict the timing of the industry's transition to volume production of next-generation technology nodes, or the timing of up and down-cycles with precise accuracy, we believe that such transitions and cycles will continue into the future, beneficially and adversely affecting our business, financial condition, and operating results as they occur. We believe our ability to remain successful in these environments is dependent upon the achievement of our goals of being a service and technology leader and efficient solutions supplier, which we believe should enable us to continually reinvest in our global infrastructure.

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

State-of-the-art production for semiconductor masks is considered to be 28 nanometer and smaller for ICs and Generation 10.5+ and AMOLED and LTPS display-based process technologies for FPDs. However, 32 nanometer and above geometries for semiconductors and Generation 8 and below (excluding AMOLED and LTPS) process technologies for displays constitute the majority of designs currently being fabricated in volume. At these geometries, we can produce full lines of photomasks, and there is no significant technology employed by our competitors that is not available to us. We expect advanced-generation designs to continue to move to production throughout fiscal 2021, and we believe we are well positioned to service an increasing volume of this business as a result of our investments in manufacturing processes and technology in the regions where our customers are located.

The photomask industry has been, and is expected to continue to be, characterized by technological change and evolving industry standards. In order to remain competitive, we will be required to continually anticipate, respond to, and utilize changing technologies. In particular, we believe that, as semiconductor geometries continue to become smaller, and display designs become larger or otherwise more advanced, we will be required to manufacture even more complex optically-enhanced reticles, including optical proximity correction and phase-shift photomasks. Additionally, demand for photomasks has been, and could in the future be, adversely affected by changes in high-performance electronics fabrication methods that affect the type or quantity of photomasks used, such as changes in semiconductor demand that favor field-programmable gate arrays and other semiconductor designs that replace application-specific ICs, or the use of certain chip-stacking methodologies that lessen the emphasis on conventional lithography technology. Furthermore, increased market acceptance of alternative methods of transferring circuit designs onto semiconductor wafers could reduce or eliminate the need for photomasks in the production of semiconductors. As of the end of fiscal year 2020, one alternative method, direct-write lithography, has not been proven to be a commercially viable alternative to photomasks, as it is considered to be too slow for high-volume semiconductor wafer production, and we have not experienced a significant loss of revenue as a result of this or other alternative semiconductor design methodologies. However, should direct-write lithography or any other alternative method of transferring IC designs to semiconductor wafers without the use of photomasks achieve market acceptance, and we do not anticipate, respond to, or utilize these or other changing technologies due to resource, technological, or other constraints, our business and results of operations could be materially adversely affected.

Both our revenues and costs have been affected by the increased demand for high-end-technology photomasks that require more advanced manufacturing capabilities, but generally command higher average selling prices ("ASPs"). Our capital expenditure payments aggregated approximately $342 million for the three fiscal years ended October 31, 2020, which has significantly contributed to our cost of goods sold. We intend to continue to make the required investments to support the technological demands of our customers that we believe will position the Company for future growth. In support of this effort, we expect capital expenditure payments to be approximately $100 million in fiscal year 2021.

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

Recent Developments

During the fourth quarter of fiscal 2020, we entered into a Master Lease Agreement with a financing entity for the lease of an inspection tool with a maximum value of $10 million.  The tool was delivered during the fourth quarter of fiscal year 2020, and the financing entity made a progress payment to the vendor of $6.5 million in the first quarter of fiscal year 2021. The progress payment will accrue interest at 1.56% payable monthly until the final payment for the tool is made, at which time the lease will begin.

In the fourth quarter of fiscal 2020, we were approved to borrow 200 million Chinese renminbi (RMB) (approximately $29.8 million, at the balance sheet date) from the China Construction Bank Corporation. We received initial proceeds of 41 million RMB (approximately $6.2 million) against this approval in November 2020. Loan proceeds have been, and will be, used for the purchase of two lithography tools at our facility in Hefei, China. Interest rate on the loan is variable and based on the RMB Loan Prime Rate of the National Interbank Funding Center less 0.45% (adjusted annually), and is to be repaid semiannually, over five years, commencing on March 5, 2022. The interest rate on the loan was 4.2% at the borrowing date. The first five semiannual loan repayments will each be for 7.5 percent of the approved 200 million RMB loan principal; the last five installments will each be for 12.5 percent of the approved loan principal, with the final installment due on September 30, 2026. Semiannual repayments of the initial $6.2 million borrowed will commence on March 5, 2022, with a repayment of $2.3 million; subsequent semiannual repayments will be in the amounts of $2.3 million and $1.6 million. The borrowings are secured by the Hefei facility, its related land use right, and certain manufacturing equipment, which had a combined carrying value of $87.8 million as of October 31, 2020.

In the fourth quarter of fiscal 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act of 1933 (as amended) (“the Securities Act”). We repurchased 1.7 million shares at a cost of $17.5 million (an average price of $10.11 per share) under this authorization. All shares repurchased were retired in fiscal 2020.

In the fourth quarter of fiscal 2020, PDMC, the Company’s majority-owned IC subsidiary in Taiwan, paid a dividend of which 49.99%, or approximately $16.2 million, was paid to noncontrolling interests.

In the first quarter of fiscal 2020, we acquired the remaining 0.2% of noncontrolling interests in PK, Ltd. for $0.6 million.

In the first quarter of fiscal 2020, we adopted ASU 2016-02 and all subsequent amendments, collectively codified in Accounting Standards Codification Topic 842 - “Leases” (“Topic 842”). This guidance requires modified retrospective adoption, either at the beginning of the earliest period presented or at the beginning of the period of adoption; we elected to apply the guidance at the beginning of the period of adoption, and recognized right-of-use leased assets of approximately $6.5 million, and corresponding lease liabilities, which were discounted at our incremental borrowing rates, on our November 1, 2019, consolidated balance sheet to reflect our adoption of the guidance. Our adoption of Topic 842 did not affect our cash flows or our ability to comply with covenants under our credit agreements.

In the fourth quarter of fiscal 2019, our board of directors declared a dividend of one preferred stock purchase right (a “Right”), payable on or about October 1, 2019, for each share of common stock, par value $0.01 per share, of the Company outstanding on September 30, 2019, to the stockholders of record on that date. In connection with the distribution of the Rights, we entered into a Section 382 Rights Agreement (the “Rights Agreement”), dated as of September 23, 2019, between the Company and Computershare Trust Company, N.A., a federally chartered trust company, as rights agent. The purpose of the Rights Agreement is to deter trading of our common stock that would result in a change in control (as defined in Internal Revenue Control Section 382), thereby preserving our future ability to use our historical federal net operating losses and other Tax Attributes (as defined in the Rights Agreement). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.01 per share, at a price of $33.63, subject to adjustment. The Rights, which are described in the Company’s Current Report on Form 8-K filed on September 24, 2019, are in all respects subject to and governed by the provisions of the Rights Agreement. The Rights will expire at the earliest to occur of (i) the date on which our board of directors determines, in its sole discretion, that the Rights Agreement is no longer necessary for the preservation of material valuable tax attributes, or the tax attributes have been fully utilized and may no longer be carried forward, and (ii) the close of business on September 22, 2022.

In the fourth quarter of fiscal 2019, PDMC, the Company’s majority-owned IC subsidiary in Taiwan, paid a dividend of which 49.99%, or approximately $18.9 million, was paid to noncontrolling interests.

In the fourth quarter of fiscal 2019, upon our request, a financing entity made an advance payment of $3.5 million to an equipment vendor. We entered into a Master Lease Agreement (“MLA”) with this financing entity, which became effective in July 2019. The MLA enables us to request advance payments or other funds to finance equipment to be leased or purchased in the U.S. In connection with this MLA, we have been approved for financing of $35 million for the purchase of a high-end lithography tool. Interest on this borrowing is variable and payable monthly at thirty-day LIBOR plus 1% (1.15% at October 31, 2020), and will continue to accrue until the borrowing is repaid or, as allowed under the MLA, we enter into a lease for the equipment. During the first quarter of fiscal 2021, this financing entity made an additional payment of $28 million to the equipment vendor on our behalf.

In the fourth quarter of fiscal 2019, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act of 1933 (as amended). We repurchased 2.5 million shares at a cost of $27.9 million (an average price of $11.34 per share) under this authorization. The repurchase program was terminated on March 20, 2020.

In the second quarter of fiscal 2019, we repaid, upon maturity, the entire $57.5 million principal amount of the convertible senior notes we issued in April 2016.

In the first quarter of fiscal 2019, PDMC paid a dividend, of which 49.99%, or approximately $26.1 million, was paid to noncontrolling interests.

In the first quarter of fiscal 2019, PDMCX was approved for credit of 345.0 million RMB (approximately $51.4 million, at the balance sheet date), subject to certain limitations related to PDMCX registered capital at the time of the initial approval, pursuant to which PDMCX has and will enter into separate loan agreements (“the Project Loans”) for intermittent borrowings. The Project Loans, which are denominated in RMB, are being used to finance certain capital expenditures in China. PDMCX granted liens on its land, building, and certain equipment as collateral for the Project Loans. As of October 31, 2020, PDMCX had outstanding 336.0 million RMB ($50.1 million) against this approval. Payments on these borrowings are due semiannually through December 2025. See Note 7 of the consolidated financial statements for additional information on these loans.

In the first quarter of fiscal 2019, PDMCX received approval for unsecured credit of $25.0 million, pursuant to which PDMCX may enter into separate loan agreements. Under this credit agreement (the “Working Capital Loans”), PDMCX can borrow up to 140.0 million RMB to pay value-added taxes (“VAT”) and up to 60.0 million RMB to fund operations; combined total borrowings are limited to the equivalent of $25.0 million. As of October 31, 2020, PDMCX had outstanding 8.0 million RMB ($1.2 million) to fund operations, with repayments due one year from the borrowing dates of the separate loan agreements. As of October 31, 2020, PDMCX had outstanding 93.2 million RMB ($13.9 million) borrowed to pay VAT. Payments on these borrowings are due semiannually, in increasing amounts, through July 2023. See Note 7 of the consolidated financial statements for additional information on these loans.

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

In the first quarter of fiscal 2018, we announced the successful closing of the China joint venture agreement with Dai Nippon Printing Co., Ltd. (“DNP”), which we had agreed to enter into and announced in the third quarter of fiscal 2017. Under the agreement, our wholly-owned Singapore subsidiary owns 50.01% of the joint venture, which is named Xiamen American Japan Photronics Mask Co., Ltd. (PDMCX), and a subsidiary of DNP owns the remaining 49.99%. The financial results of the joint venture, which commenced production in the third quarter of 2019, are included in the Photronics, Inc. consolidated financial statements. See Note 5 of the consolidated financial statements for additional information on the joint venture.

Results of Operations

The following tables present selected operating information expressed as a percentage of revenue:

	Three Months Ended
	October 31, 2020	August 2, 2020	October 31, 2019

Revenue	100.0%	100.0%	100.0%
Cost of goods sold	78.6	76.1	75.6

Gross profit	21.4	23.9	24.4
Selling, general and administrative expenses	8.6	8.4	7.8
Research and development expenses	2.8	2.9	2.9

Operating income	10.0	12.6	13.7
Other income (expense), net	(1.9)	(1.3)	(3.9)

Income before income tax provision	8.1	11.3	9.8
Income tax provision	2.3	3.2	1.5

Net income	5.8	8.1	8.3
Net income attributable to noncontrolling interests	1.5	1.3	2.1

Net income attributable to Photronics, Inc. shareholders	4.3%	6.8%	6.2%

	Year Ended
	October 31, 2020	October 31, 2019	October 31, 2018

Revenue	100.0%	100.0%	100.0%
Cost of goods sold	77.9	78.1	75.4

Gross profit	22.1	21.9	24.6
Selling, general and administrative expenses	8.8	9.5	9.6
Research and development expenses	2.8	2.9	2.7

Operating income	10.5	9.5	12.3
Other income (expense), net	(0.4)	(0.3)	0.5

Income before income tax provision	10.1	9.2	12.8
Income tax provision	3.5	1.9	1.4

Net income	6.6	7.3	11.4
Net income attributable to noncontrolling interests	1.1	1.9	3.5

Net income attributable to Photronics, Inc. shareholders	5.5%	5.4%	7.9%

Note: All the following tabular comparisons, unless otherwise indicated, are for the three months ended October 31, 2020 (Q4 FY20), August 2, 2020 (Q3 FY20) and October 31, 2019 (Q4 FY19), and for the fiscal years ended October 31, 2020 (FY20) and October 31, 2019 (FY19). Please refer to the MD&A in our 2019 Annual Report on Form 10-K for comparative discussion of our fiscal years ended October 31, 2019 and October 31, 2018.

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

At the beginning of fiscal year 2020, we changed the threshold for the definition of high-end FPD, from G8 and above and active matrix organic light-emitting diode (AMOLED) display screens, to G10.5+, AMOLED, and low-temperature polysilicon  (LTPS) display screens, to reflect the overall advancement of technology in the FPD industry. Our definition of high-end IC products remains as 28 nanometer or smaller. High-end photomasks typically have higher selling prices (ASPs) than mainstream products.

The following tables present changes in revenue disaggregated by product type and geographic origin, in Q4 FY20 and FY20 from revenue in prior reporting periods. Columns may not total due to rounding.

Quarterly Changes in Revenue by Product Type

	Q4 FY20 from Q3 FY20			Q4 FY20 from Q4 FY19
	Revenue in Q4 FY20	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change

IC
High-end	$38.2	$(0.5)	(1.3)%	$(6.8)	(15.1)%
Mainstream	67.8	(2.2)	(3.2)%	0.2	0.3%

Total IC	$105.9	$(2.7)	(2.5)%	$(6.6)	(5.9)%

FPD
High-end	$31.3	$(5.4)	(14.6)%	$5.9	23.1%
Mainstream	12.1	(0.5)	(4.0)%	(6.2)	(34.1)%

Total FPD	$43.4	$(5.9)	(11.9)%	$(0.4)	(0.8)%

Total Revenue	$149.3	$(8.6)	(5.5)%	$(7.0)	(4.5)%

Quarterly Changes in Revenue by Geographic Origin

	Q4 FY20 from Q3 FY20			Q4 FY20 from Q4 FY19
	Revenue in Q4 FY20	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change

Taiwan	$56.6	$(4.2)	(6.9)%	$(12.3)	(17.8)%
Korea	36.6	(2.9)	(7.4)%	(0.8)	(2.1)%
United States	26.7	(1.7)	(5.9)%	(3.8)	(12.5)%
China	21.0	0.0	0.1%	9.7	85.6%
Europe	7.9	0.3	3.3%	0.1	1.0%
Other	0.5	(0.1)	(13.7)%	0.1	23.5%

Total revenue	$149.3	$(8.6)	(5.5)%	$(7.0)	(4.5)%

Revenue decreased 5.5% in Q4 FY20, compared with Q3 FY20, as FPD demand fell 11.9% due, in significant part, to U.S. trade sanctions placed on Huawei Technologies Co., Ltd. which negatively impacted their ability to release new mobile devices, thereby decreasing demand for new display panels and, ultimately, new FPD photomasks; consequentially, our mobile display panel revenue declined 21% from Q3 FY20. In addition, high prices and unit demand for current products resulted in panel producers extending production runs of current designs and delaying design changes, which led to decreased demand of masks used for production of LCD displays on G10.5+, and smaller substrates. FPD revenue attributable to China decreased 12% from Q3 FY20, while representing 56% of our total FPD revenue in Q4 FY20. IC revenue decreased from the prior quarter by 2.5%, as improvement at some logic foundries in the U.S. and Asia somewhat mitigated weakened demand for memory photomasks. IC revenue attributable to China increased 14% from Q3 FY20, and accounted for a quarter of our IC revenue in the current quarter.

Revenue decreased 4.5% in Q4 FY20, compared with Q4 FY19; IC demand declined 5.9%, due to weakened demand for memory photomasks, while FPD demand fell less than 1%, despite the disruptions to the China supply chain discussed above.

Year-over-Year Changes in Revenue by Product Type

	FY20 from FY19
	Revenue in FY20	Increase (Decrease)	Percent Change

IC
High-end	$156.1	$(0.3)	(0.2)%
Mainstream	262.3	12.5	5.0%

Total IC	$418.4	$12.2	3.0%

FPD
High-end	$139.6	$53.6	62.4%
Mainstream	51.7	(6.8)	(11.7)%

Total FPD	$191.3	$46.8	32.4%

Total Revenue	$609.7	$59.0	10.7%

Year-over-Year Changes in Revenue by Geographic Origin

	FY20 from FY19
	Revenue in FY20	Increase (Decrease)	Percent Change

Taiwan	$239.1	$(5.3)	(2.2)%
Korea	153.1	5.3	3.6%
United States	104.9	(0.1)	(0.1)%
China	79.4	60.4	317.5%
Europe	31.5	(1.1)	(3.3)%
Other	1.7	(0.2)	(10.2)%

Total Revenue	$609.7	$59.0	10.7%

Revenue increased 10.7% in FY20, compared with FY19, to a record high of $609.7 million, eclipsing our previous record set in FY19. FPD revenue increased 32.4%, on strong demand for high-end products, despite the disruptions to the China FPD supply chain encountered in Q4 FY20. IC revenue increased 3.0%, year-over-year; the increase was driven by higher demand for mainstream logic masks in Asia and the U.S. The outbreak of the COVID 19 pandemic in FY20 tempered revenue growth for both IC and FPD, as supply chains were, at least temporarily, disrupted and travel restrictions were imposed, resulting in delays to equipment installations and customer design team projects.

Gross Margin

				Percent Change
	Q4 FY20	Q3 FY20	Q4 FY19	Q4 FY20 from Q3 FY20	Q4 FY20 from Q4 FY19

Gross profit	$31.9	$37.7	$38.2	(15.5)%	(16.4)%
Gross margin	21.4%	23.9%	24.4%

Gross margin decreased by 2.5 percentage points in Q4 FY20, from Q3 FY20, primarily as a result of the above mentioned 5.5% decrease in revenue from the prior quarter. Gross margins decreased in Taiwan, Korea, and the U.S., primarily as a result of decreased revenue; gross margins at our China-based operations increased, overall, primarily due to lower glass blank costs. Total cost of goods sold decreased $2.7 million, or 2.3%, from the prior quarter, primarily due to a 6.1% decrease in material costs, which were essentially flat as a percentage of revenue. Labor costs decreased 1.9%, but were essentially flat as a percentage of revenue, while overhead costs increased $0.5 million, and 2.3 percentage points, as a percentage of revenue.

Gross margin decreased by 3.0 percentage points in Q4 FY20, from Q4 FY19, primarily as a result of the 4.5% decrease in revenue in the current year quarter. Gross margins at our China-based IC and FPD operations increased as they continue to ramp up to full production. Gross margins decreased in Taiwan, and the U.S., primarily as a result of decreased revenue. Total cost of goods sold decreased $0.7 million, or 0.6%, from the prior year quarter, with $1.9 million of the decrease resulting from lower materials costs, which fell 4.1%, but were essentially flat as a percentage of revenue. Labor costs increased 9.5%, up 1.5 percentage points of revenue, while overhead costs were essentially flat, and up 1.4 percentage points of revenue.

			Percent Change
	FY20	FY19	FY20 from FY19

Gross profit	$134.7	$120.8	11.4%
Gross margin	22.1%	21.9%

Gross margin increased by 0.2 percentage points in YTD FY20, from YTD FY19, primarily as a result of the 10.7% increase in revenue from the prior year period. Gross margins at our China-based IC and FPD operations increased as these facilities continue to ramp up to full production. Gross margins decreased in Taiwan primarily due to lower revenue, and in the U.S due to overhead costs increasing, while revenue was, essentially, unchanged. Total cost of goods sold increased $45.2 million, or 10.5%, from the prior year period, with $19.6 million of the increase resulting from greater materials costs, which were up 12.0% from YTD FY19, and increased 0.4%, as a percentage of revenue. Labor costs increased 4.9%, but were down 0.6 percentage points against revenue, while overhead costs increased 11.2%, with increased equipment costs (which reflected our expanded installed tool base) comprising the majority of this increase.

As we operate in a high fixed cost environment, increases or decreases in our revenues and capacity utilization will generally positively or negatively impact our gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $12.8 million in Q4 FY20, compared with $13.3 million in Q3 FY20, and $12.1 million in Q4 FY19. The decrease from Q3 FY20 was primarily the result of decreased compensation and related expenses of $0.8 million, and the increase from the prior year quarter was primarily the result of increased compensation and related expenses of $1.2 million, which were partially offset by decreased travel costs of $0.6 million. Selling, general and administrative expenses increased $1.3 million, or 2.4%, in YTD FY20, from YTD FY19, primarily as a result of increased compensation and related expenses and professional fees of $2.7 million and $0.8 million, respectively, partially offset by decreased travel expenses of $1.7 million.

Research and Development Expenses

Research and development expenses consist of development efforts related to high-end process technologies for high-end IC and FPD applications.

Research and development expenses were $4.1 million in Q4 FY20, compared with $4.5 million in both Q3 FY20 and Q4 FY19. The decrease from Q3 FY20 was primarily the result of decreased development activities in the U.S., which were partially offset by increased activities in China, and the decrease from the prior year quarter was the result of decreased activities in China and Taiwan. Research and development expenses increased $0.8 million, or 4.6%, in YTD FY20 from YTD FY19, primarily due to increased development activities in China, which were partially offset by reduced activities in the U.S. and Taiwan.

Other Income (Expense), net
	Q4 FY20	Q3 FY20	Q4 FY19

Foreign currency transactions (losses) gains, net	$(2.2)	$(1.6)	$(6.2)
Interest expense	(0.8)	(0.6)	(0.2)
Interest income and other income (expense), net	0.1	-	0.3

Total other income (expense)	$(2.9)	$(2.1)	$(6.1)

The unfavorable change in Other income (expense), net of $0.8 million, from a loss of $2.1 million in Q3 FY20, to a loss of $2.9 million in Q4 FY20, was primarily due to increased foreign currency exchange losses of $0.7 million, and increased interest expense on our China-based debt. The majority of the interest on our China-based debt is eligible for reimbursements through subsidies, which we recognize upon receipt. Other income (expense), net increased $3.2 million from Q4 FY19, primarily due to less unfavorable foreign currency transaction results of $4.0 million, which were partially offset by increased interest expense of $0.6 million on our China-based debt; the increased interest expense reflected the higher average debt balance in the current year quarter.

	FY20	FY19

Interest expense	$(2.4)	$(1.4)
Interest income and other income (expense), net	0.5	1.3
Foreign currency transactions (losses) gains, net	(0.5)	(1.3)

Total other income (expense)	$(2.3)	$(1.4)

The unfavorable year-to-date change in Other income (expense), net of $0.9 million was primarily due to increased interest expense of $1 million on our China-based debt, and decreased interest income of $0.6 million. The effects of these decreases were partially offset by decreased foreign currency exchange losses of $0.8 million.

Income Tax Provision

Certain provisions of the U.S. Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, were effective for tax years beginning on or after January 1, 2018. As a fiscal year U.S. taxpayer, these provisions were applied to our fiscal year 2019, including the elimination of the domestic manufacturing deduction, creating new taxes on certain foreign sourced income, and introducing new limitations on certain business deductions.

	Q4 FY20	Q3 FY20	Q4 FY19

Income tax provision	$3.5	$4.9	$2.3
Effective income tax rate	28.8%	27.7%	15.1%

The effective income tax rate is sensitive to the jurisdictional mix of our earnings, due, in part, to the non-recognition of tax provisions and benefits on losses in jurisdictions with valuation allowances.

The effective income tax rate increased in Q4 FY20, compared with Q3 FY20, due to the non-recognition of more tax benefits in Q4 FY20 on losses in the U.S. and in a non-U.S. jurisdiction; non-recognized tax benefits in both quarters were a result of valuation allowances applying to those provisions and benefits. The effective income tax rate increased in Q4 FY20, from Q4 FY19, due to the non-recognition of tax benefits in a non-U.S. jurisdiction during FY20; the non-recognized tax benefits in both quarters were a result of valuation allowances applying to those benefits. However, in Q4 FY19, tax benefits not recognized on U.S. quarterly income were somewhat reduced by the benefit of $0.9 million from a tax holiday in Taiwan.

	FY20	FY19

Income tax provision	$21.3	$10.2
Effective income tax rate	34.5%	20.1%

The increase in the effective income tax rate on a full-year basis in FY20, compared with FY19, is primarily due to the net increase in non-recognition of tax benefits in the US and in a non-U.S. jurisdiction during FY20; the non-recognition is the result of valuation allowances applying to those benefits, the $1.5 million post-settlements increase in the provision for unrecognized tax benefits, and a $1.9 million decrease in the benefit related to the FY20 tax holiday in Taiwan, which expired at the end of December 2019.

We consider all available evidence when evaluating the potential future realization of deferred tax assets, and when, based on the weight of all available evidence, we determine that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we reduce our deferred tax assets by a valuation allowance. We also regularly assess the potential outcomes of ongoing and future tax examinations and, accordingly, have recorded accruals for such contingencies. Included in the balance of unrecognized tax benefits as of October 31, 2020 and October 31, 2019, are $2.0 million and $1.9 million respectively, recorded in Other liabilities in the consolidated balance sheets that, if recognized, would impact the effective tax rates.

Net Income Attributable to Noncontrolling Interests

	Q4 FY20	Q3 FY20	Q4 FY19	FY20	FY19
Net income attributable to noncontrolling interests	$2.1	$2.1	$3.3	$6.5	$10.7

Net income attributable to noncontrolling interests was $2.1 million in Q4 FY20, unchanged from Q3 FY20, and was the result of net income realized at our China-based IC facility in Q4 FY20, which realized a net loss in Q3 FY20, and decreased net income at our Taiwan-based IC facility. Net income attributable to noncontrolling interests decreased $1.2 million in Q4 FY20 from $3.3 million in Q4 FY19; decreased income at our Taiwan-based IC facility exceeded the favorable effect of our China-based IC facility income in the current year quarter, and a net loss in the prior year quarter.

On a year-to-date basis, net income attributable to noncontrolling interests decreased $4.2 million; the decrease was the result of decreased net income at our Taiwan-based IC facility, the effect of which was somewhat mitigated by a decreased net loss at our China-based IC facility. We hold 50.01% ownership interests in both the China-based and Taiwan-based IC facilities.

Liquidity and Capital Resources

	October 31, 2020	October 31, 2019
	(in $ millions)	(in $ millions)

Cash and cash equivalents	$278.7	$206.5

Net cash provided by operating activities	$143.0	$68.4
Net cash used in investing activities	$(65.7)	$(151.4)
Net cash used in financing activities	$(16.0)	$(42.1)

We had cash and cash equivalents of $278.7 million at the end of Q4 FY20, compared with $206.5 million at the end of fiscal 2019. The net increase of $72.2 million was primarily attributable to:

- $143.0 million provided by operating activities;
- $17.6 million contributed to our China-based IC joint venture by noncontrolling interests;
- $5.3 million government incentives received in China;
- $4.2 million received from exercises of employee stock options;
- $20.3 million received from borrowings in China;
- $(70.8) million paid for property, plant, and equipment;
- $(34.4) million used to repurchase our common stock;
- $(16.2) million dividend paid to noncontrolling interest
- $(7.4) million used to repay debt;
- $11.0 million favorable effects of currency exchange rate changes on cash

Our working capital at the end of Q4 FY20 was $357.2 million, compared with $275.6 million at the end of fiscal 2019. The increase is primarily attributable to the following increases (decreases) in working capital:

- Increased cash and cash equivalents of $72.2 million;
- Increased inventories of $9.1 million, mainly acquired to protect against potential COVID-19 related supply chain disruptions;
- Increased compensation and related expenses accrual of ($2.1) million;
- Increased contract liabilities of $(3.7) million;
- Increased current debt of $(2.8) million;
- Increased current portion of operating leases of $(2.3) million, reflecting our adoption of ASC 842 at November 1, 2019.

The net cash provided by operating activities of $143.0 million in YTD FY20 was a $74.6 million increase from $68.4 million provided in YTD FY19. The net increase in YTD FY20 was primarily due to:

- Increased non-cash add backs to net income, including depreciation, amortization, share-based compensation, and deferred income taxes of $14.4 million;
- A comparative decrease in accounts receivable of $19.3 million;
- A comparative decrease in the build-up of inventories of $16.2 million, which was primarily the  result of our initially supplying our China-based FPD facility in YTD FY19;
- A comparative increase in other current assets of $16.5 million, mostly related to increases in refundable income tax of $4.6 million, contract assets of $8.9 million and recoverable VAT of $2.2 million.
- A comparative increase in accounts payable, accrued liabilities and other of $8.5 million, mostly related to the  net of the following comparative changes: an increase in noncurrent recoverable VAT of $28.3 million related  to our China facilities, increase in contract liability of $5.3 million, decrease in accounts payable and accruals of $(24.5) million, and a decrease in income tax payable of $(3.2) million.

Net cash used in investing activities was $65.7 million in YTD FY20, a decrease of $85.7 million from $151.4 million used in YTD FY19. The net decrease in cash used was primarily attributable to decreased capital expenditures of $107.6 million; this was the result of a reduction in payments to equip our China-based facilities, which were in the start-up phase in the first half of fiscal year 2019. A reduction in investment incentives of $21.7 million in YTD FY20, from YTD FY19, also reduced net cash flows used in investing activities.

Net cash flows from financing activities changed from $42.1 million used in YTD FY19 to $16.0 million used in YTD FY20. Significant components of the $26.0 million net change were:

- Repayments of debt were $53.9 million less in YTD FY20 than in YTD FY19; the primary cause of the decrease was repayment (upon their maturity) of our convertible senior notes in YTD FY19;
- Dividends to DNP (related to their 49.99% interest in our IC facility in Taiwan) were $28.9 million less in YTD FY20;
- $(34.3) million less debt was incurred in YTD FY20 than in YTD FY19;
- $(11.8) million less contributed by DNP to maintain their proportionate ownership interest in our IC joint venture in China in YTD FY20 than in YTD FY19;
- $(12.7) million more paid in YTD FY20, than in YTD FY19, to acquire our common stock.

As of October 31, 2020 and October 31, 2019, our total cash and cash equivalents included $218.0 million and $147.2 million, respectively, held by our foreign subsidiaries. The majority of earnings of our foreign subsidiaries are considered to be indefinitely reinvested. Repatriation of these funds to the U.S. may subject them to U.S. state income taxes and local country withholding taxes in certain jurisdictions. Furthermore, our foreign subsidiaries continue to grow through the reinvestment of earnings in additional manufacturing capacity and capability, particularly in the high-end IC and FPD sectors.

Since we operate in a high fixed cost environment, our liquidity is highly dependent on our revenue, cash conversion cycle, and the timing of our capital expenditures (which can vary significantly from period to period). We believe that our cash on hand, cash generated from operations, and amounts available to borrow will be sufficient to meet our cash requirements for the next twelve months. However, depending on conditions in the semiconductor and display markets, our cash flows from operations and current holdings of cash may not be adequate to meet our current and long-term needs for capital expenditures, operations and debt repayments. Historically, in certain years, we have used external financing to fund these needs. Due to conditions in the credit markets and covenant restrictions on our existing debt, some financing instruments we have used in the past may not be available to us when required. Consequently, we cannot assure that additional sources of financing would be available to us on commercially favorable terms, should our long-term cash requirements exceed our existing cash and cash available under our credit agreements (which are discussed in Note 7 to the consolidated financial statements). Please also refer to Financing Related Risk Factors.

 As of October 31, 2020, we had outstanding capital commitments of approximately $112 million. We intend to finance our capital expenditures with our working capital, contributions from our joint venture partners, cash generated from operations and, if necessary, additional borrowings. As of the end of fiscal 2020, we had no unfulfilled commitments to fund our IC facility in China.

Cash Requirements

Our cash requirements in fiscal 2021 will primarily be for funding our operations, capital spending, and debt repayments. At our option, should we deem it to be an optimal use of our cash, we may repurchase some of our common stock. We regularly review the availability and terms at which we might issue additional equity or debt securities in the public or private markets. However, we cannot assure that additional sources of financing would be available to us on commercially favorable terms, should our cash requirements exceed our existing cash and cash available under our credit agreements.

Contractual Obligations

The following table presents our contractual obligations as of October 31, 2020:

	Payment due by period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Debt	$68,658	$13,678	$28,548	$19,221	$7,211

Operating leases	7,535	2,275	3,362	1,374	524

Purchase obligations	130,431	124,365	5,802	264	-

Interest	7,987	2,876	3,743	1,339	29

Other noncurrent liabilities	15,099	674	2,110	887	11,428
Total	$229,710	$143,868	$43,565	$23,085	$19,192

As of October 31, 2020, the Company had recorded accruals for uncertain tax positions and related interest and penalties of $2.7 million; these accruals were not included in the above table due to the high degree of uncertainty regarding the timing of future payments related to such liabilities.

Off-Balance Sheet Arrangements

In January 2018, Photronics, through its wholly owned Singapore subsidiary, entered into the PDMCX joint venture with DNP, through its wholly owned subsidiary “DNP Asia Pacific PTE, Ltd.” under which DNP obtained a 49.99% interest in our IC business in Xiamen, China. The joint venture was established to develop and manufacture photomasks for leading edge and advanced generation semiconductors. Under the joint venture’s operating agreement, DNP is afforded, under certain circumstances, the right to put its interest in PDMCX to Photronics. These circumstances include disputes regarding the strategic direction of PDMCX that may arise after the initial two-year term of the Agreement that cannot be resolved between the two parties. As of the date of issuance of this report, DNP had not indicated its intention to exercise this right. In addition, both Photronics and DNP have the option to purchase, or put, their interest from, or to, the other party, should their ownership interest fall below twenty percent for a period of more than six consecutive months. Under all such circumstances, the sales of ownership interests would be at the exiting party’s ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance. Should DNP exercise an option to put their, or purchase our, interest in PDMCX we may, depending on the relationship of the fair and book value of PDMCX’s net assets, incur a loss. As of October 31, 2020, Photronics and DNP each had net investments in PDMCX of $54.8 million.

We lease certain office facilities and equipment under leases with terms of one year or less that may require us to pay taxes, insurance and maintenance expenses related to the properties. See Note 9 to the consolidated financial statements for additional information on these short-term leases. In concurrence with our November 1, 2019, adoption of Accounting Standards Codification Topic 842 – “Leases”, we recognized right-of-use leased assets of approximately $6.5 million and corresponding lease liabilities, which were discounted at our incremental borrowing rates. As a result, most of our lease agreements ceased to be off-balance sheet arrangements on that date.

Business Outlook

       While we, as always, caution that our outlook, due to our short back-log (which typically does not exceed two weeks) is limited, we expect revenue to increase, as a percentage of FY20 revenue, in the high single digits. We are also anticipating operating profit to grow at a rate similar to the 23% increase we experienced in FY20. The bases of our expectations include growth for both IC and FPD in FY2021. IC growth drivers include added capacity across our global operations including the completion of Phase 1 of our China IC facility ramp, growing demand for semiconductor masks in China, and increased demand in the IC memory space. For FPD, mobile displays are once again expected to be a sector of growth with additional demand coming from new large-screen TV technology, such as OLED, which will be supported by the implementation of the next phase of investment at our Asia-based FPD facilities. We are also encouraged by the impending distribution of recently developed coronavirus vaccines, as we think this supports a reasonable expectation that supply chain disruptions and travel restrictions will be eased, thereby reducing the impediments to growth they represented in FY20.

The impact, if any, on our business of changing geopolitical conditions, such as U.S.-China trade relations, tensions between the Republic of South Korea and Japan, and the effects of the United Kingdom exiting the European Union cannot be predicted. However, we believe the impending change in leadership in the U.S. may lead to an improvement in its trade relationship with China, including the possible removal of sanctions on some Chinese enterprises, as well as a reduction in the likelihood of the impositions of additional sanctions.

We believe that a majority of the growth in the IC and FPD markets will come from the Asia region, predominantly in China. We expect to meet these demands both through the utilization of our facilities in China and by importing photomasks into China from our other facilities. We make continual assessments of our global manufacturing strategy and monitor our revenue and related cash flows from operations. These ongoing assessments could result in future facility closures, asset redeployments, impairments of intangible or long-lived assets, workforce reductions, or the addition of manufacturing facilities, all of which would be based on market conditions and customer requirements.

Our future results of operations and the other forward-looking statements contained in this filing involve a number of risks and uncertainties, some of which are discussed in Part1, Item 1A of this report; a number of other unforeseeable factors could cause actual results to differ materially from our expectations.

Critical Accounting Estimates

Our consolidated financial statements are based on the selection and application of accounting policies, which require management to make significant estimates and assumptions. We believe the following to be the more critical areas that require judgment when applying our accounting policies:

•
Revenue Recognition: Application of GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Specifically, the determination of whether revenues related to our revenue contracts should be recognized over time or at a point in time, as these determinations impact the timing and amount of our reported revenues and net income. Other significant judgments include the estimation of the point in the manufacturing process at which we are entitled to receive payment, as well as the progress of the job order to completion in order to determine the amount of arrangement consideration earned for contractual revenue recognized over time.

•
Property, Plant and Equipment: Significant judgment and assumptions are employed when we establish estimated useful lives, depreciation periods and when depreciation should begin on such assets as this evaluation can significantly impact our gross margin and research and development expenses. Significant judgement is also required when we periodically review property, plant and equipment for any potential impairment in carrying values, whenever events such as a significant industry downturn, plant closures, technological obsolescence, or other change in circumstances indicate that their carrying amounts may not be recoverable as the recoverability assessment requires us to forecast future cash flows related to these assets; this evaluation can significantly impact our gross margin and operating expense.

•
Leases: Significant judgement is applied in the determination of whether an arrangement is, or contains, a lease and, in certain instances, whether the lease should be classified as an operating lease or a finance lease, which can impact the timing and classification of lease costs.

•
Contingencies: We are subject to the possibility of losses from various contingencies. Significant judgment is necessary to estimate the probability and amount of a loss, if any, from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. In accounting for the resolution of contingencies, significant judgment may be necessary to estimate amounts pertaining to periods prior to the resolution that are charged to operations in the period of resolution and amounts related to future periods.

•
Income Taxes:  Our annual tax rate is determined based on our income and the jurisdictions where it is earned, statutory tax rates, and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Also inherent in determining our annual tax rate are judgments and assumptions regarding the recoverability of certain deferred tax balances, and our ability to uphold certain tax positions. We are subject to complex tax laws, in the U.S. and numerous foreign jurisdictions and the manner in which they apply can be open to interpretation. Realization of deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction in future periods, which involves business plans, planning opportunities, and expectations about future outcomes. Our assessment relies on estimates and assumptions, and may involve a series of complex judgments about future events.

Because there are a number of estimates and assumptions inherent in calculating the various components of our tax provision, future events such as changes in tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans could have an impact on those estimates and our effective tax rate.

Please refer to Notes 1, 8, 9, 12, and 14 to our consolidated financial statements for additional information related to these critical accounting estimates and our other significant accounting policies.

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

We attempt to minimize our risk of foreign currency transaction losses by producing products in the same country in which the products are sold (thereby generating revenues and incurring expenses in the same currency), and by managing our working capital. However, in some instances, we sell products in a currency other than the functional currency of the country where it was produced, or purchase products in a currency that differs from the functional currency of the purchasing entity. In addition, to the extent practicable, we attempt to reduce our exposure to foreign currency exchange fluctuations by converting cash and cash equivalents into the functional currency of the subsidiary which holds the cash. We may also enter into derivative contracts to mitigate our exposure to foreign currency fluctuations when we have a significant purchase obligation or significant receivable denominated in a currency that differs from the functional currency of the transacting subsidiary. We do not enter into derivatives for speculative purposes. There can be no assurance that these practices will protect us from the need to recognize significant foreign currency transaction gains and losses, especially in the event of a significant adverse movement in the value of any foreign currency in which we conduct business against any of our functional currencies, including the U.S. dollar.

Our primary net foreign currency exposures as of October 31, 2020, included the South Korean won, the Japanese yen, the New Taiwan dollar, the Chinese renminbi, the Singapore dollar, the British pound sterling, and the euro. As of October 31, 2020, a 10% adverse movement in the value of these currencies against the functional currencies of our subsidiaries would have resulted in a net unrealized pre-tax loss of $31.9 million, which represents a decrease of $1.2 million from the same movement as of October 31, 2019. The decrease in foreign currency rate change risk is primarily the result of decreased net exposure of the Chinese renminbi against the U.S. dollar. We do not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have had a material effect on our October 31, 2020 consolidated financial statements.

Interest Rate Risk

A 10% adverse movement in the interest rates on our variable rate borrowings would not have had a material effect on our October 31, 2020, consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Photronics, Inc.

Opinions on the Financial Statements

We have audited the accompanying consolidated balance sheets of Photronics, Inc. and subsidiaries (the "Company") as of October 31, 2020 and October 31, 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended October 31, 2020, the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and October 31, 2019, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 14, 2021, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

Basis for Opinions

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinions.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue — Contracts with Customers— Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue over time for in-process production orders that have not shipped for contracts with customers for which it has an enforceable right to bill and collect consideration, inclusive of a reasonable profit, in the event the in-process orders are cancelled by the customers. This results in the Company recording a corresponding contract asset as of period end for these contracts. Significant judgment is exercised by the Company in determining the amount of revenue to recognize for these contracts and the corresponding contract asset, specifically in estimating the point within the production cycle at which the production orders stand in relation to the Company’s enforceable right within the contract. Pursuant to these contracts, revenue recognized over time and the associated contract asset as of October 31, 2020 was $6.3 million.

We identified the determination of revenue recognized over time for in-process productions orders as of October 31, 2020 a critical auditing matter because of the significant estimates and assumptions management makes in determining the amount of revenue to recognize for these contracts. This required a high degree of audit judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s determination of the progress point of in-process orders and the amount of revenue recognized over time and the corresponding contract asset as of October 31, 2020.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s determination of the progress point of in-process orders and resulting revenue recognized over time and corresponding contract asset as of October 31, 2020 included the following:

- We tested the operating effectiveness of controls over management’s determination of the point in the production process and correlation to stated contractual rights.

- We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the consolidated financial statements.

- We selected a sample of in-process production orders as of October 31, 2020 and performed the following procedures for each selection:

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
January 14, 2021

We have served as the Company’s auditor since 1991.

PHOTRONICS, INC.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	October 31, 2020	October 31, 2019

ASSETS

Current assets:
Cash and cash equivalents	$278,665	$206,530
Accounts receivable, net of allowance of $1,324 in 2020
and $1,334 in 2019	134,470	134,454
Inventories	57,269	48,155
Other current assets	29,735	38,388

Total current assets	500,139	427,527

Property, plant and equipment, net	631,475	632,441
Intangible assets, net	3,437	7,870
Deferred income taxes	22,070	20,779
Other assets	31,061	30,048

Total assets	$1,188,182	$1,118,665

LIABILITIES AND EQUITY

Current liabilities:
Short-term debt	$4,708	$8,731
Current portion of long-term debt	8,970	2,142
Accounts payable	75,378	91,379
Accrued liabilities	53,883	49,702

Total current liabilities	142,939	151,954

Long-term debt	54,980	41,887
Other liabilities	27,997	13,732

Total liabilities	225,916	207,573

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 63,138 shares issued and outstanding at October 31, 2020, and 65,595 shares issued and outstanding at October 31, 2019	631	656
Additional paid-in capital	507,336	524,319
Retained earnings	279,037	253,922
Accumulated other comprehensive (loss) income	17,958	(9,005)

Total Photronics, Inc. shareholders’ equity	804,962	769,892
Noncontrolling interests	157,304	141,200

Total equity	962,266	911,092

Total liabilities and equity	$1,188,182	$1,118,665

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended

	October 31, 2020	October 31, 2019	October 31, 2018

Revenue	$609,691	$550,660	$535,276

Cost of goods sold	475,037	429,819	403,773

Gross profit	134,654	120,841	131,503

Operating expenses:

Selling, general and administrative	53,582	52,326	51,395

Research and development	17,144	16,394	14,481

Total operating expenses	70,726	68,720	65,876

Operating income	63,928	52,121	65,627

Other income (expense):

Interest expense	(2,367)	(1,425)	(2,262)

Interest income and other income (expense), net	541	1,271	4,829

Foreign currency transaction (losses) gains, net	(501)	(1,266)	377

Income before income tax provision	61,601	50,701	68,571

Income tax provision	21,258	10,210	7,335

Net income	40,343	40,491	61,236

Net income attributable to noncontrolling interests	6,523	10,698	19,181

Net income attributable to Photronics, Inc. shareholders	$33,820	$29,793	$42,055

Earnings per share:

Basic	$0.52	$0.45	$0.61

Diluted	$0.52	$0.44	$0.59

Weighted-average number of common shares outstanding:

Basic	64,866	66,347	68,829

Diluted	65,470	69,155	74,821

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended
	October 31, 2020	October 31, 2019	October 31, 2018

Net income	$40,343	$40,491	$61,236
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	36,381	(2,877)	(16,672)
Amortization of cash flow hedge	-	-	48
Other	(390)	(74)	101

Net other comprehensive income (loss)	35,991	(2,951)	(16,523)

Comprehensive income	76,334	37,540	44,713
Less: comprehensive income attributable to noncontrolling interests	15,551	11,786	14,515

Comprehensive income attributable to Photronics, Inc. shareholders	$60,783	$25,754	$30,198

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC.
Consolidated Statements of Equity
Years Ended October 31, 2020, October 31, 2019 and October 29, 2018
(in thousands)

	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive	Non- Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Interests	Equity
Balance at October 29, 2017	68,666	$687	$547,596	$189,390	$-	$6,891	$120,731	$865,295
Net income	-	-	-	42,055	-	-	19,181	61,236
Other comprehensive loss	-	-	-	-	-	(11,857)	(4,666)	(16,523)
Sales of common stock through employee stock option and purchase plan	870	9	4,683	-	-	-	-	4,692
Restricted stock awards vesting and expense	164	1	1,747	-	-	-	-	1,748
Share-based compensation expense	-	-	1,432	-	-	-	-	1,432
Contribution from noncontrolling interests	-	-	148	-	-	-	17,848	17,996
Dividends to noncontrolling interests	-	-	-	-	-	-	(8,196)	(8,196)
Purchases of treasury stock	-	-	-	-	(23,111)	-	-	(23,111)
Balance at October 31, 2018	69,700	697	555,606	231,445	(23,111)	(4,966)	144,898	904,569
Adoption of ASU 2014-09	-	-	-	1,083	-	-	121	1,204
Adoption of ASU 2016-16	-	-	-	(1,130)	-	-	(3)	(1,133)
Net income	-	-	-	29,793	-	-	10,698	40,491
Other comprehensive (loss) income	-	-	-	-	-	(4,039)	1,088	(2,951)
Sale of common stock through employee stock option and purchase plans	390	4	2,524	-	-	-	-	2,528
Restricted stock awards vesting and expense	196	2	2,497	-	-	-	-	2,499
Share-based compensation expense	-	-	1,183	-	-	-	-	1,183
Contribution from noncontrolling interest	-	-	-	-	-	-	29,394	29,394
Dividends to noncontrolling interest	-	-	-	-	-	-	(44,939)	(44,939)
Repurchase of common stock of subsidiary	-	-	-	-	-	-	(57)	(57)
Purchases of treasury stock	-	-	-	-	(21,696)	-	-	(21,696)
Retirement of treasury stock	(4,691)	(47)	(37,491)	(7,269)	44,807	-	-	-
Balance at October 31, 2019	65,595	656	524,319	253,922	-	(9,005)	141,200	911,092
Net income	-	-	-	33,820	-	-	6,523	40,343
Other comprehensive income	-	-	-	-	-	26,963	9,028	35,991
Sale of common stock through employee stock option and purchase plans	482	5	3,742	-	-	-	-	3,747
Restricted stock awards vesting and expense	255	2	3,890	-	-	-	-	3,892
Share-based compensation expense	-	-	787	-	-	-	-	787
Contribution from noncontrolling interest	-	-	-	-	-	-	17,596	17,596
Dividends to noncontrolling interest	-	-	-	-	-	-	(16,151)	(16,151)
Repurchase of common stock of subsidiary	-	-	255	-	-	-	(892)	(637)
Purchases of treasury stock	-	-	-	-	(34,394)	-	-	(34,394)
Retirement of treasury stock	(3,194)	(32)	(25,657)	(8,705)	34,394	-	-	-
Balance at October 31, 2020	63,138	$631	$507,336	$279,037	$-	$17,958	$157,304	$962,266

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	October 31, 2020	October 31, 2019	October 31, 2018
Cash flows from operating activities:
Net income	$40,343	$40,491	$61,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	89,171	79,238	79,536
Amortization of intangible assets	4,643	4,641	4,797
Share-based compensation	4,927	3,680	3,180
Deferred income taxes	(445)	(3,662)	(273)
Changes in assets, liabilities, and other:
Accounts receivable	6,986	(12,321)	(18,553)
Inventories	(6,938)	(23,088)	(6,162)
Other current assets	7,849	(8,631)	(11,731)
Accounts payable, accrued liabilities and other	(3,490)	(11,962)	18,537
Net cash provided by operating activities	143,046	68,386	130,567
Cash flows from investing activities:
Purchases of property, plant and equipment	(70,815)	(178,375)	(92,585)
Government incentives	5,263	27,003	1,005
Purchases of intangible assets	(159)	(95)	(218)
Other	-	61	929
Net cash used in investing activities	(65,711)	(151,406)	(90,869)
Cash flows from financing activities:
Proceeds from debt	20,340	54,633	-
Contributions from noncontrolling interests	17,596	29,394	17,996
Purchases of treasury stock	(34,394)	(21,696)	(23,111)
Dividends paid to noncontrolling interests	(16,151)	(45,050)	(8,166)
Repayments of debt	(7,392)	(61,319)	(4,639)
Proceeds from share-based arrangements	4,239	2,071	4,634
Other	(248)	(92)	(519)

Net cash used in financing activities	(16,010)	(42,059)	(13,805)

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	10,986	2,381	(4,840)

Net increase (decrease) in cash, cash equivalents, and restricted cash	72,311	(122,698)	21,053

Cash, cash equivalents, and restricted cash at beginning of year	209,291	331,989	310,936

Cash, cash equivalents, and restricted cash at end of year	$281,602	$209,291	$331,989
Supplemental disclosure of non-cash information:
Accrual for property, plant and equipment purchased during year	$13,062	$13,671	$29,602

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended October 31, 2020, October 31, 2019 and October 31, 2018
(in thousands, except share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Photronics, Inc. (“Photronics”, “the Company”, “we”, “our”, or “us”) is the world’s leading manufacturer of photomasks, which are high-precision photographic quartz or glass plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat-panel displays (“FPDs”), and are used as masters to transfer circuit patterns onto semiconductor wafers and FPD substrates during the fabrication of integrated circuits (“ICs” or “semiconductors”), a variety of FPDs and, to a lesser extent, other types of electrical and optical components. We currently have eleven manufacturing facilities, which are located in Taiwan (3), Korea, the United States (3), Europe (2), and two recently constructed facilities in China. Our FPD facility in Hefei, China, commenced production in the second quarter of fiscal 2019, and our IC facility in Xiamen, China, commenced production in the third quarter of fiscal 2019.

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

Reclassifications

During fiscal 2020, we modified our consolidated statements of income to present foreign currency transaction (losses) gain, net as a separate line item. Previously, the results of our foreign currency transactions were included in Interest income and other income (expense), net. In addition, we modified our classifications of certain accrued liabilities presented in Note 6; prior period amounts have been conformed to the current period presentation.

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

Accounts Receivable and Allowance for Doubtful Accounts

We generally record our accounts receivable at their billed amounts. All outstanding past due customer invoices are reviewed for collectability during, and at the end of, every period. To the extent that we believe a loss on the collection of a customer invoice is probable, we record the loss and credit the allowance for doubtful accounts. In the event that an amount is determined to be uncollectible, we charge the allowance for doubtful accounts and eliminate the related receivable.

On November 1, 2020, we adopted Accounting Standards Update 2016-13 – “Measurement of Credit Losses” (“ASU 2016-13) which replaced the incurred loss model (which was required to be used to measure credit losses under previous accounting guidance) with an expected credit loss model. Our adoption of ASU 2016-13 did not have a material effect on our financial statements.

Inventories

Inventories are stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or net realizable value. Presented below are the components of inventory at the balance sheet dates:

	October 31 2020	October 31 2019

Raw materials	$56,389	$46,027
Work in process	767	2,122
Finished goods	113	6
	$57,269	$48,155

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

Depreciation and amortization, essentially all of which are included in Cost of goods sold in our consolidated statements of income, are computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 10 to 39 years, machinery and equipment over 5 to 15 years, and furniture, fixtures, and office equipment over 3 to 5 years. Leasehold improvements are amortized over the life of the lease or the estimated useful life of the improvement, whichever is less. We employ judgment and assumptions when we establish estimated useful lives and depreciation periods, as well as when we periodically review property, plant, and equipment for any potential impairment in carrying values, whenever events such as a significant industry downturn, plant closures, technological obsolescence, or other change in circumstances indicate that their carrying amounts may not be recoverable.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determinations of recoverability are based upon our judgment and estimates of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. Measurement of an impairment loss for long-lived assets that we expect to hold and use is based on the fair value of the assets, determined using a market or income approach, compared with the carrying value of the asset. The carrying values of assets determined to be impaired would be reduced to their estimated fair values.

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

Restricted Cash

Restricted cash in the amounts of $2.9 million and $2.8 million are included in Other assets on our October 31, 2020 and October 31, 2019, consolidated balance sheets, respectively. The restrictions on these amounts are primarily related to land lease agreements and customs requirements.

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

Revenue Recognition

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

Contract Assets, Contract Liabilities, and Accounts Receivable

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. Contract assets reflect our transfer of control to customers of photomasks that are in process or completed but not yet shipped. A receivable is recognized when we have an unconditional right to payment for our performance, which generally occurs when we ship the photomasks. Our contract assets primarily consist of a significant amount of our in-process production orders and fully manufactured photomasks which have not yet shipped, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the in-process orders are cancelled by customers. On an individual contract basis, we net contract assets with contract liabilities (deferred revenue) for financial reporting purposes. Contract assets of $6.3 million are included in Other current assets, and contract liabilities of $8.0 million and $5.2 million are included in Accrued liabilities and Other liabilities, respectively, in our October 31, 2020 consolidated balance sheet. Our October 31, 2019 condensed consolidated balance sheet includes contract assets of $7.6 million, included in Other current assets, and contract liabilities of $11.5 million, included in Accrued liabilities. We did not impair any contract assets in fiscal years 2020 or 2019. In fiscal 2020 and 2019, we recognized revenue of $2.8 million and $1.3 million, respectively, from the settlement of contract liabilities that existed at the beginning of those years.

Our invoice terms generally range from net thirty to ninety days, depending on both the geographic market in which the transaction occurs and our payment agreements with specific customers. In the event that our evaluation of a customer’s business prospects and financial condition indicate that the customer presents a collectability risk, we modify terms of sale, which may require payment in advance of performance. At the time of adoption, we elected the practical expedient allowed under ASC Topic 606 “Revenue from Contracts with Customers” (“Topic 606”) that permits us not to adjust a contract’s promised amount of consideration to reflect a financing component when the period between when we transfer control of goods or services to customers and when we are paid is one year or less.

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

 Remaining Performance Obligations

 As we are typically required to fulfill customer orders within a short time period, our backlog of orders is generally not in excess of one to two weeks for IC photomasks and two to three weeks for FPD photomasks. As allowed under Topic 606, we elected not to disclose our remaining performance obligations, which represent the costs associated with the completion of the manufacturing process of in-process photomasks related to contracts that have an original duration of one year or less.

Product Warranty

 Our photomasks are sold under warranties that generally range from one to twenty-four months. We warrant that our photomasks conform to customer specifications and we will typically repair, replace, or issue a refund for, at our option, any photomasks that fail to do so. The warranties do not represent separate performance obligations in our revenue contracts. Historically, customer claims under warranty have been immaterial.

Share-Based Compensation

We recognize share-based compensation expense over the service period that the awards are expected to vest. Share-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized in the period of change, and will impact the amount of expense to be recognized in future periods. Determining the appropriate option pricing model, calculating the grant date fair value of share-based awards, and estimating forfeiture rates requires considerable judgment, including estimations of stock price volatility and the expected term of options granted.

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

Foreign Currency Translation

Our non-U.S. subsidiaries maintain their accounts in their respective local currencies. Assets and liabilities of such subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expenses are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments are accumulated and reported in accumulated other comprehensive income, a component of equity.

Government Grants

 We account for funds we receive from government grants by reducing the costs of the assets or expenses to which we apply the funds. Funds we receive that cannot be attributed to specific assets or expenses would be recognized as other income, and included in Interest income and other income (expense), net in the consolidated statements of income. Funds we receive from government grants are classified in our consolidated statements of cash flows as either cash flows from operating activities or cash flows from investing activities, in accordance with how we expend the funds.

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

Leases

We adopted ASU 2016-02 - “Leases (Topic 842)” (“ASU 2016-02”) on November 1, 2019. As allowed by the guidance, we elected to adopt ASU 2016-02 using the modified retrospective method at the beginning of the period of adoption; our adoption resulted in our recognition of $6.5 million of right-of-use (“ROU”) assets and $6.5 million of lease liabilities on our opening fiscal 2020 balance sheet. At the time of transition, we elected a number of practical expedients offered by the guidance, which are described in Notes 9 and 23. The following discussion is germane to our accounting for leases under Topic 842.

 We determine if an arrangement is, or contains a lease, at the inception of the arrangement. An arrangement is determined to be a lease when it conveys to us the right to control the use of an identified asset for a period of time in exchange for consideration. Our determination as to whether we have the right to control the use of an identified asset centers on whether the arrangement conveys to us the rights to 1) obtain substantially all of the economic benefits of the identified asset and 2) direct the use of the identified asset.

If an arrangement is determined to be, or include, a lease, we then apply the classification criteria in Topic 842 to determine whether the lease is a finance lease or an operating lease. For both types of leases, at their commencement dates (which are the dates on which a lessor makes an underlying asset available for our use), we recognize ROU assets, which represent our use of the underlying assets, and lease liabilities which represent our obligation to make payments for our right to use the related assets. The initial measurement of both types of leases are the same and, in most cases, are determined by applying our incremental borrowing rate for collateralized borrowings over terms similar to the leases terms. The initial measurement of ROU assets may require further adjustments for lease prepayments and initial direct costs we incur. As allowed under Topic 842, we elected to not recognize short-term leases, which are defined as leases that have a term (at their commencement dates) of twelve months or less and do not include an option to purchase the underlying asset that we are reasonably certain to exercise.

 Operating leases are expensed on a straight-line basis over the terms of the leases, and are included in the consolidated statement of income in Cost of goods sold, Selling, general and administrative, or Research and development expense in accordance with the use of the underlying asset. Finance lease ROU assets are amortized over the estimated useful life of the underlying asset; the expense is included in the consolidated statement of income on the line item associated with the underlying asset (similar to operating lease expenses). Finance lease liabilities are subsequently remeasured by increasing the liability to reflect interest accrued during a period and decreasing the liability to reflect payments made during the period. Interest expense incurred on finance leases are included in Interest expense on the consolidated statements of income.

Operating lease ROU assets are included in the fiscal year 2020 consolidated balance sheet in Other assets. Operating lease liabilities due within one year are predominantly included in the consolidated balance sheets in Accrued liabilities; noncurrent operating lease liabilities are included in Other liabilities. Finance lease ROU assets are included in the consolidated balance sheets in Property, plant and equipment. Finance lease liabilities are included in the fiscal year 2020 consolidated balance sheet in Current portion of long-term debt or Long-term debt, in accordance with the timing of their related lease payments.

NOTE 2 – OTHER CURRENT ASSETS

Other current assets consists of the following:

	October 31, 2020	October 31, 2019

Recoverable value added taxes	$16,539	$16,494
Contract assets	6,313	7,596
Prepaid expenses	6,153	6,506
Prepaid and refundable income taxes	122	2,642
Other	608	5,150
	$29,735	$38,388

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following:

	October 31, 2020	October 31, 2019

Land	$12,422	$12,085
Buildings and improvements	179,162	172,340
Machinery and equipment	1,812,791	1,748,483
Leasehold improvements	21,157	19,921
Furniture, fixtures and office equipment	15,665	14,404
Construction in progress	70,915	28,135
	2,112,112	1,995,368
Accumulated depreciation and amortization	(1,480,637)	(1,362,927)
	$631,475	$632,441

NOTE 4 - INTANGIBLE ASSETS

Amortization expense of the Company’s finite-lived intangible assets was $4.6 million, $4.6 million and $4.8 million in fiscal years 2020, 2019 and 2018, respectively.

Intangible assets consist of:

As of October 31, 2020	Gross Amount	Accumulated Amortization	Net Amount
Technology license agreement	$59,616	$(57,298)	$2,318
Customer relationships	2,060	(1,245)	815
Software and other	6,496	(6,192)	304
	$68,172	$(64,735)	$3,437

As of October 31, 2019
Technology license agreement	$59,616	$(53,323)	$6,293
Customer relationships	9,174	(8,186)	988
Software and other	6,537	(5,948)	589
	$75,327	$(67,457)	$7,870

The weighted-average amortization periods of intangible assets acquired in fiscal years 2020 and 2019, which are comprised of software, is three years.

Intangible asset amortization over the next five years and thereafter is estimated to be as follows:

Fiscal Years:

2021	$2,839
2022	$131
2023	$129
2024	$128
2025	$128
Thereafter	$82

NOTE 5 - PDMCX JOINT VENTURE

In January 2018, Photronics, through its wholly-owned Singapore subsidiary (hereinafter, within this Note “we”, “Photronics”, or “our”), and Dai Nippon Printing Co., Ltd., through its wholly owned subsidiary “DNP Asia Pacific PTE, Ltd.” (hereinafter, within this Note “DNP”) entered into a joint venture under which DNP obtained a 49.99% interest in our IC business in Xiamen, China. The joint venture, known as “Xiamen American Japan Photronics Mask Co., Ltd.” (hereinafter, “PDMCX”), was established to develop and manufacture photomasks for leading edge and advanced generation semiconductors. We entered into this joint venture to enable us to compete more effectively for the merchant photomask business in China, and to benefit from the additional resources and investment that DNP provides to enable us to offer advanced-process technology to our customers. No gain or loss was recorded upon the formation of this joint venture.

The total investment per the PDMCX operating agreement (“the Agreement”) is $160 million. As of October 31, 2020, Photronics and DNP had each contributed cash of approximately $65 million, and PDMCX obtained local financing of approximately $50 million; thus both parties have fulfilled and exceeded their initial investment commitments under the Agreement. As discussed in Note 7, liens were granted to the local financing entity on property, plant and equipment with a total carrying value of $94.5 million, as collateral for the loans.

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

We recorded net losses from the operations of PDMCX of approximately $4.7 million, $4.9 million and $0.7 million in fiscal 2020, 2019 and 2018, respectively. General creditors of PDMCX do not have recourse to the assets of Photronics (other than the assets of PDMCX), and our maximum exposure to loss respectively from PDMCX at October 31, 2020, was $54.8 million.

As required by the guidance in Topic 810 - “Consolidation” of the Accounting Codification Standards, we evaluated our involvement in PDMCX for the purpose of determining whether we should consolidate its results in our financial statements. The initial step of our evaluation was to determine whether PDMCX was a variable interest entity (“VIE”). Due to its lack of sufficient equity at risk to finance its activities without additional subordinated financial support, we determined that it is a VIE. Having made this determination, we then assessed whether we were the primary beneficiary of the VIE, and concluded that we were the primary beneficiary during the current and prior years reporting periods; thus, as required, the PDMCX financial results have been consolidated with Photronics. Our conclusion was based on the fact that we held a controlling financial interest in PDMCX (which resulted from our having the power to direct the activities that most significantly impacted its economic performance) and had both the obligation to absorb losses and the right to receive benefits that could potentially be significant to PDMCX. Our conclusions that we had the power to direct the activities that most significantly affected the economic performance of PDMCX during the current and prior year periods were based on our right to appoint the majority of its board of directors, which has, among others, the powers to manage the business (through its rights to appoint and evaluate PDMCX’s management), incur indebtedness, enter into agreements and commitments, and acquire and dispose of PDMCX’s assets. In addition, as a result of the 50.01% variable interest we held during the current and prior year periods, we had the obligation to absorb losses, and the right to receive benefits, that could potentially be significant to PDMCX.

The carrying amounts of PDMCX assets and liabilities included in our consolidated balance sheets are presented in the following table, together with our maximum exposures to loss related to these assets and liabilities.

	October 31, 2020		October 31, 2019
Classification	Carrying Amount	Photronics Interest	Carrying Amount	Photronics Interest
Current assets	$56,095	$28,053	$24,142	$12,074
Noncurrent assets	141,097	70,562	114,015	57,019
Total assets	197,192	98,615	138,157	69,093
Current liabilities	31,922	15,964	16,889	8,446
Noncurrent liabilities	55,676	27,844	42,094	21,051
Total liabilities	87,598	43,808	58,983	29,497
Net assets	$109,594	$54,807	$79,174	$39,596

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	October 31, 2020	October 31, 2019
Compensation related expenses	$16,405	$14,011
Income taxes	11,432	13,227
Contract liabilities	8,024	11,542
Property, plant, and equipment	2,355	288
Operating leases	2,175	-
Value added and other taxes	1,925	3,761
Contract manufacturing	1,275	422
Professional fees	1,254	537
Inventory	1,026	224
Telecommunications and utilities	1,006	710
Other	7,006	4,980
Accrued liabilities	$53,883	$49,702

NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following:

	October 31, 2020	October 31, 2019

Project Loans	$50,063	$34,490
Working Capital Loans (value added tax component)	13,887	9,539

	63,950	44,029
Current portion of long-term debt	(8,970)	(2,142)

Long-term debt	$54,980	$41,887

At October 31, 2020, maturities of our long-term debt over the next five fiscal years and thereafter were as follows:

2021	$8,970
2022	15,142
2023	13,406
2024	9,789
2025	9,432
Thereafter	7,211
$63,950

As of October 31, 2020 and October 31, 2019, the weighted-average interest rates of our short-term debt were 2.02% and 3.84%, respectively.  Interest payments, including capitalized interest of $0.1 million in fiscal 2020, were $2.6 million in fiscal 2020 and 2019, and $1.9 million in fiscal 2018.

Xiamen Project Loans

In November 2018, PDMCX was approved for credit of 345 million RMB (approximately $51.4 million, at the balance sheet date), subject to certain limitations related to PDMCX registered capital at the time of the initial approval, pursuant to which PDMCX has and will enter into separate loan agreements (“the Project Loans”) for intermittent borrowings. The Project Loans, which are denominated in RMB, are being used to finance certain capital expenditures in China. PDMCX granted liens on its interest in land, building, and certain equipment, which had a combined carrying value of $94.5 million as of October 31, 2020, as collateral for the Project Loans. As of October 31, 2020, PDMCX had outstanding borrowings of 336.0 million RMB ($50.1 million) against this approval. Payments on these borrowings are due semiannually through December 2025; an initial payment of 9.0 million RMB ($1.3 million) was made in June 2020. The table below presents, in U.S. dollars, the timing of future payments against the borrowings.

	Fiscal Year
	2021	2022	2023	2024	2025	2026
Principal payments	$6,705	$7,334	$9,592	$9,789	$9,432	$7,211

The interest rates on the Project Loans are variable and are based on the RMB Loan Prime Rate of the National Interbank Funding Center (4.9% at October 31, 2020). Interest incurred on the loans is eligible for reimbursement through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provide for such reimbursements up to a prescribed limit.

The Company has covenants and provisions in its Project loans, certain of which relate to the assets pledged as security for these agreements; the Company was not in compliance with those provisions as of October 31, 2020.  The Company obtained waivers for all specified noncompliance.

Hefei Equipment Loan

In October 2020, we were approved to borrow 200 million RMB (approximately $29.8 million) from the China Construction Bank Corporation. We received initial proceeds of 41 million RMB (approximately $6.2 million) against this approval in November 2020. Loan proceeds have been, and will be, used for the purchase of two lithography tools at our facility in Hefei, China. The interest rate on the loan is variable and based on the RMB Loan Prime Rate of the National Interbank Funding Center less 0.45% (adjusted annually), and is to be repaid semiannually, over five years, commencing on March 5, 2022. The interest rate on the loan was 4.2% at the borrowing date. The first five semiannual loan repayments will each be for 7.5 percent of the approved 200 million RMB loan principal; the last five installments will each be for 12.5 percent of the approved loan principal, with the final installment due on September 30, 2026. Semiannual repayments of the initial $6.2 million borrowed will commence on March 5, 2022, with a repayment of $2.3 million; subsequent semiannual repayments will be in the amounts of $2.3 million and $1.6 million. The borrowings are secured by the Hefei facility, its related land use right, and certain manufacturing equipment, which had a combined carrying value of $87.8 million as of October 31, 2020.

Xiamen Working Capital Loans

In November 2018, PDMCX received approval for unsecured credit of the equivalent of $25.0 million, pursuant to which PDMCX may enter into separate loan agreements. Under this credit agreement (the “Working Capital Loans”), PDMCX can borrow up to 140.0 million RMB to pay value-added taxes (“VAT”), and up to 60.0 million RMB to fund operations; combined total borrowings are limited to the equivalent of $25.0 million. As of October 31, 2020, PDMCX had 93.2 million RMB ($13.9 million) outstanding against the approval to pay VAT. Payments on these borrowings are due semiannually, in increasing amounts, through July 2023. The table below presents, in U.S. dollars, the timing of future payments against these borrowings.

	Fiscal Year
	2021	2022	2023
Principal payments	$2,265	$7,808	$3,814

As of October 31, 2020, PDMCX had 8.0 million RMB ($1.2 million) outstanding against the approval to fund operations; repayments are due one year from the borrowing dates; as such, we have classified this borrowing as short-term debt.

At October 31, 2020, the interest rate on the borrowing to fund operations is 4.6%, and interest rates on borrowings to pay VAT are approximately 4.53 to 4.61%; both rates are variable and are based on the RMB Loan Prime Rate of the National Interbank Funding Center, plus spreads that range from 40.00 to 76.00 basis points. Interest incurred on the VAT loans are eligible for reimbursement through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provide for such reimbursements up to a prescribed limit.
U.S. Equipment Loan #1

Effective July 2019, the Company entered into a Master Lease Agreement (“MLA”) which enables us to request advance payments or other funds to finance equipment to be leased or purchased in the U.S. In connection with this MLA, we were approved for financing of $35 million for the purchase of a high-end lithography tool. In the fourth quarter of fiscal 2019, the financing entity, upon our request, made an advance payment of $3.5 million to the equipment vendor on our behalf. Interest on this borrowing is variable and payable monthly at thirty-day LIBOR plus 1% (1.15% at October 31, 2020), and will continue to accrue until the borrowing is repaid or, as allowed under the MLA, we enter into a lease for the equipment. We intend to enter into a lease agreement for the related equipment in fiscal year 2021; as such, we have classified this borrowing as short-term debt. All borrowings under the MLA are secured by the equipment to be leased or purchased. During the first quarter of fiscal 2021, this financing entity made an additional payment of $28 million to the equipment vendor on our behalf.
U.S. Equipment Loan #2

In October 2020, we entered into a Master Lease Agreement with a financing entity for the lease of an inspection tool with a maximum value of $10 million.  The tool was delivered during the fourth quarter of fiscal year 2020, and the financing entity made a progress payment to the vendor of $6.5 million in the first quarter of fiscal year 2021. The progress payment will accrue interest at 1.56% payable monthly until the final payment for the tool is made, at which time the lease will begin.
Corporate Credit Agreement

In September 2018, we entered into a five-year amended and restated credit agreement (the “Credit Agreement”), which has a $50 million borrowing limit, with an expansion capacity to $100 million. The Credit Agreement is secured by substantially all of our assets located in the United States and common stock we own in certain foreign subsidiaries. The Credit Agreement includes covenants around minimum interest coverage ratio, total leverage ratio, and minimum unrestricted cash balance (all of which we were in compliance with at October 31, 2020), and limits the amount of cash dividends, distributions, and redemptions we can pay on our common stock to an aggregate annual amount of $50 million. We had no outstanding borrowings against the Credit Agreement at October 31, 2020, and $50 million was available for borrowing. The interest rate on the Credit Agreement (1.14% at October 31, 2020) is based on our total leverage ratio at LIBOR plus a spread, as defined in the Credit Agreement.

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

NOTE 8 - REVENUE

We adopted Accounting Standards Update 2014-09 and all subsequent amendments which are collectively codified in Accounting Standards Codification Topic 606 - “Revenue from Contracts with Customers” (“Topic 606”) - on November 1, 2018, under the modified retrospective transition method, only with respect to contracts that were not complete as of the date of adoption. This approach required prospective application of the guidance with a cumulative effect adjustment to retained earnings to reflect the impact of the adoption on contracts that were not complete as of the date of the adoption. In accordance with the modified retrospective transition method, the results of fiscal 2018 presented have not been adjusted for the effects of Topic 606. Please refer to Note 1 for information on our revenue recognition policies.

Disaggregation of Revenue

The following tables present our revenue for the years ended October 31, 2020 and October 31, 2019, disaggregated by product type, geographic origin, and timing of recognition.

	Year Ended	Year Ended
Revenue by Product Type	October 31, 2020	October 31, 2019
IC
High-end	$156,129	$156,418
Mainstream	262,281	249,773
Total IC	$418,410	$406,191

FPD
High-end	$139,558	$98,832
Mainstream	51,723	45,637
Total FPD	$191,281	$144,469
	$609,691	$550,660

Revenue by Geographic Origin
Taiwan	$239,101	$244,377
Korea	153,052	147,734
United States	104,949	105,045
China	79,374	19,010
Europe	31,501	32,585
All other Asia	1,714	1,909
	$609,691	$550,660

Revenue by Timing of Recognition
Over time	$535,071	$497,942
At a point in time	74,620	52,718
	$609,691	$550,660

NOTE 9 - LEASES

We adopted Accounting Standards Update (“ASU”) 2016-02 and all subsequent amendments, collectively codified in ASC Topic 842 “Leases” (“Topic 842”), on November 1, 2019. The guidance requires modified retrospective adoption, either at the beginning of the earliest period presented or at the beginning of the period of adoption. We elected to apply the guidance at the beginning of the period of adoption and recorded, as of November 1, 2019, right-of-use (ROU) leased assets of $6.5 million. In conjunction with this, we recorded lease liabilities, which had been discounted at our incremental borrowing rates, of $6.5 million. The impact of our adoption of Topic 842 on our current and deferred income taxes was immaterial.

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

We recognize leases on our consolidated balance sheet when a lessor makes an asset underlying a lease having a term in excess of twelve months available for our use. The present value of lease payments over the term of the lease, which is determined using our incremental borrowing rate for collateralized loans at the commencement date of the lease, provides the basis for the initial measurement of ROU assets and their related lease liabilities. Variable lease payments, other than those that are dependent on an index or on a rate, are not included in the measurement of ROU assets and their related lease liabilities. Lease terms will include extension periods if the lease agreement includes an option to extend the lease that we are reasonably certain to exercise. Please refer to Note 1 for additional information on our leases accounting policies.

ROU assets underlying our leases include the land and facilities of some of our operating facilities, other real property, and machinery and equipment. As of October 31, 2020, we had ROU assets under operating leases of $7.7 million, included in Other Assets, and $2.2 million and $5.0 million of lease liabilities, included in Accrued liabilities and Other liabilities, respectively, on the consolidated balance sheet. The following tables present lease payments under non-cancellable leases as of October 31, 2020.

	Fiscal Year						Total Lease	Imputed
	2021	2022	2023	2024	2025	Thereafter	Payments	Interest*	Total
Lease payments	$2,275	$2,157	$1,205	$756	$618	$524	$7,535	$352	$7,183

*Imputed interest represents difference between undiscounted cash flows and discounted cash flows.

As of October 31, 2020, we had entered into operating leases, which had not yet commenced, with aggregate underlying ROU assets and corresponding lease liabilities of $0.1 million.

The following table presents lease costs for the year ended October 31, 2020.

Year Ended
October 31, 2020

Operating lease costs	$3,076
Short-term lease costs	$359
Variable lease costs	$378

Presented below is other information related to our operating leases.

Supplemental cash flows information:
Year Ended
October 31, 2020

Operating cash flows used for operating leases	$3,584
ROU assets obtained in exchange for operating lease obligations	$2,681

As of
October 31, 2020

Weighted-average remaining lease term	4.1 years
Weighted-average discount rate	2.37%

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
$6,576

NOTE 10 – SHARE-BASED COMPENSATION

In March 2016, shareholders approved a new equity incentive compensation plan (“the Plan”), under which incentive stock options, non-qualified stock options, stock grants, stock-based awards, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and other stock or cash awards may be granted.  Shares to be issued under the Plan may be authorized and unissued shares, issued shares that have been reacquired by us (in the open-market or in private transactions), or a combination thereof. The maximum number of shares of common stock approved that may be issued under the Plan is four million shares. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of Photronics or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans.  We incurred total share-based compensation expenses of $4.9 million, $3.7 million, and $3.2 million in fiscal years 2020, 2019, and 2018, respectively. No share-based compensation cost was capitalized as part of an asset, and $0.2 million of related income tax benefits were recorded during the fiscal years presented.

Restricted Stock

We periodically grant restricted stock awards, the restrictions on which typically lapse over a service period of one to four years. The fair values of the awards are determined on the date of grant, based on the closing stock price of our common stock. There were 538,000, 435,000, and 290,000 restricted stock awards granted during fiscal years, 2020, 2019 and 2018, respectively. The weighted-average grant-date fair values of those awards were $15.08, $9.80 and $8.62. The total fair value of awards for which restrictions lapsed was $3.0 million, $1.9 million and $1.4 million during fiscal years 2020, 2019 and 2018, respectively. As of October 31, 2020, the total compensation cost for restricted stock awards not yet recognized was approximately $6.9 million. That cost is expected to be recognized over a weighted-average amortization period of 2.8 years.

A summary of restricted stock award activity during fiscal year 2020 and the status of our outstanding restricted stock awards as of October 31, 2020, is presented below:

Restricted Stock	Shares	Weighted-Average Fair Value at Grant Date

Outstanding at October 31, 2019	640,113	$9.70
Granted	538,000	$15.08
Vested	(271,347)	$10.90
Cancelled	(94,450)	$12.41
Outstanding at October 31, 2020	812,316	$12.55
Expected to vest as of October 31, 2020	770,778	$12.48

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

There were no stock option awards granted during fiscal year 2020. The weighted-average inputs and risk-free rate of return ranges used to calculate the grant-date fair value of stock options granted during fiscal years 2019 and 2018 are presented in the following table:

	Year Ended
	October 31, 2019	October 31, 2018
Expected volatility	33.1%	31.7%
Risk-free rate of return	2.5 – 2.9%	2.2 – 2.8%
Dividend yield	0.0%	0.0%
Expected term	5.1 years	5.0 years

The table below presents a summary of stock options activity during fiscal year 2020 and information on stock options outstanding at October 31, 2020.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at October 31, 2019	2,170,767	$9.00
Granted	-	-
Exercised	(493,450)	$7.94
Cancelled and forfeited	(56,200)	$10.33
Outstanding at October 31, 2020	1,621,117	$9.27	4.6 years	$1,778
Exercisable at October 31, 2020	1,366,864	$9.21	4.2 years	$1,651
Vested and expected to vest as of October 31, 2020	246,055	$9.61	7.3 years	$123

The weighted-average grant date fair value of options granted during fiscal years 2019 and 2018 were $3.31 and $2.76, respectively. The total intrinsic value of options exercised during fiscal years 2020, 2019 and 2018 was $3.2 million, $1.3 million and $2.5 million, respectively.

We received cash from option exercises of $3.7 million, $2.1 million and $4.3 million in fiscal years 2020, 2019 and 2018, respectively. As of October 31, 2020, the total unrecognized compensation cost of unvested option awards was approximately $0.4 million. That cost is expected to be recognized over a weighted-average amortization period of 1.7 years.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (“ESPP”) permits employees to purchase Photronics, Inc. common shares at 85% of the lower of the closing market price at the commencement or ending date of the Plan year (which is approximately one year). We recognize the ESPP expense during that same period. As of October 31, 2020, the maximum number of shares of common stock approved by our shareholders to be purchased under the ESPP was 1.85 million shares, of which approximately 1.5 million shares had been issued through October 31, 2020. As of October 31, 2020, 0.1 million shares were subject to outstanding subscriptions.

NOTE 11 - EMPLOYEE RETIREMENT PLANS

We maintain a 401(k) Savings and Profit Sharing Plan (“401(k) Plan”) which covers all full and certain part time U.S. employees who have completed three months  of service and are 18 years of age or older. Under the terms of the 401(k) Plan, employees may contribute up to 50% of their salary, subject to certain maximum amounts, which will be matched by the Company at 50% of the employee’s contributions that are not in excess of 4% of the employee’s compensation. Employee and employer contributions vest immediately upon contribution. The total employer contributions for all of our defined contribution plans were $0.7 million, $0.7 million and $0.7 million in fiscal years 2020, 2019 and 2018, respectively.

NOTE 12 - INCOME TAXES

Income before the income tax provisions consists of the following:

	Year Ended
	October 31, 2020	October 31, 2019	October 31, 2018

United States	$(10,672)	$(8,379)	$(9,859)
Foreign	72,273	59,080	78,430
	$61,601	$50,701	$68,571

The income tax provisions consist of the following:

	Year Ended
	October 31, 2020	October 31, 2019	October 31, 2018
Current:
Federal	$-	$(3,916)	$(30)
State	4	11	-
Foreign	21,698	17,777	11,584

Deferred:
Federal	-	3,673	(3,673)
State	8	10	(24)
Foreign	(452)	(7,345)	(522)
Total	$21,258	$10,210	$7,335

The income tax provisions differ from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes as a result of the following:

	Year Ended
	October 31, 2020	October 31, 2019	October 31, 2018

U.S. federal income tax at statutory rate	$12,936	$10,647	$16,059
Changes in valuation allowances	6,942	2,673	4,554
Foreign tax rate differentials	1,718	218	(2,078)
Tax credits	(1,562)	(1,268)	(1,530)
Uncertain tax positions, including reserves, settlements and resolutions	1,637	134	(1,791)
Employee stock option	-	-	(1,433)
Income tax holiday	(318)	(2,234)	(2,648)
Tax reform	-	-	(3,736)
Distributions from foreign subsidiaries	-	-	-
Tax on foreign subsidiary earnings	-	-	-
Other, net	(95)	40	(62)
	$21,258	$10,210	$7,335
Effective tax rate	34.5%	20.1%	10.7%

The fiscal year 2020 effective tax rate differs from the U.S. statutory rate of 21% primarily due to loss jurisdiction pre-tax losses not being benefited due to valuation allowances, non-U.S. pre-tax income being taxed at higher statutory rates in the non-U.S. jurisdictions (partially offset by the benefits of a tax holiday), and investment credits in foreign jurisdictions.

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

We were granted a five-year tax holiday in Taiwan  that expired on December 31, 2019. This tax holiday reduced foreign taxes by $0.1 million, $2.2 million and $2.6 million in fiscal years 2020, 2019 and 2018, respectively, with an $0.02 and $0.035 cents per share impact in fiscal 2019 and 2018, respectively, and an immaterial per share effect in fiscal 2020.

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

The net deferred income tax assets consist of the following:

	As of
	October 31, 2020	October 31, 2019
Deferred income tax assets:
Net operating losses	$34,457	$32,229
Reserves not currently deductible	6,287	5,013
Tax credit carryforwards	9,481	9,164
Share-based compensation	1,306	860
Property, plant and equipment	3,887	-
Other	398	434
	55,816	47,700
Valuation allowances	(33,973)	(27,032)
	21,843	20,668
Deferred income tax liabilities:
Property, plant and equipment	-	(251)
Other	-	-
	-	(251)
Net deferred income tax assets	$21,843	$20,417

Reported as:
Deferred income tax assets	$22,070	$20,779
Deferred income tax liabilities	(227)	(362)
	$21,843	$20,417

We have established a valuation allowance for a portion of our deferred tax assets because we believe, based on the weight of all available evidence, that it is more likely than not that a portion of our net operating loss carryforwards will expire prior to utilization. In fiscal 2020 the valuation allowance increased as a result of management’s determination that tax benefits on losses incurred in a non-U.S. jurisdiction would not more likely than not be realized and, therefore,  increased the valuation allowance to include these net operating losses. In fiscal 2019, the valuation allowance increased as a result of an increase in fully valued net operating losses.

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

The following tables present our available operating loss and credit carryforwards as of October 31, 2020, and their related expiration periods:

Operating Loss Carryforwards	Amount	Expiration Periods
Federal	$90,125	2028-Indefinite
State	205,649	2020-2040
Foreign	14,895	2022-2030

Tax Credit Carryforwards	Amount	Expiration Period
Federal research and development	$4,796	2024-2040
State	5,928	2020-2034

In September 2019, we entered into a Section 382 Rights Agreement with Computershare Trust Company, N.A., a federally chartered trust company, as rights agent. The purpose of the Rights Agreement is to deter trading of our common stock that would result in a change in control (as defined in Internal Revenue Control Section 382), thereby preserving our future ability to use our historical federal net operating losses and other Tax Attributes (as defined in the Rights Agreement). In connection with our entry into the Rights Agreement, our board of directors declared a dividend of one preferred stock purchase right, for each share of the Company’s common stock, par value $0.01 per share, outstanding on September 30, 2019, to the stockholders of record on that date.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended
	October 31, 2020	October 31, 2019	October 31, 2018
Balance at beginning of year	$1,758	$1,775	$3,384
Additions (reductions) for tax positions in prior years	227	(466)	(44)
Additions based on current year tax positions	1,576	1,286	498
Settlements	(992)	(204)	(56)
Lapses of statutes of limitations	(19)	(633)	(2,007)
Balance at end of year	$2,550	$1,758	$1,775

At October 31, 2020, October 31, 2019 and October 31, 2018, unrecognized tax benefits, which are included in Other liabilities, include $2.0 million $1.9 million, and $1.9 million, respectively, that, if recognized, would impact the effective tax rates. Included in each of these amounts were interest and penalties of $0.1 million, $0.2 million, and $0.1 million, at the end of fiscal years 2020, 2019, and 2018, respectively. We include any applicable interest and penalties related to uncertain tax positions in our income tax provision. The amounts reflected in the table above include settlements of non-U.S. audits.

Although the timing of the expirations of statutes of limitations may be uncertain, as they can be dependent upon the settlement of tax audits, the Company believes that the amount of uncertain tax positions (including accrued interest and penalties, and net of tax benefits) that may be resolved over the next twelve months is $0.4 million. Resolution of these uncertain tax positions may result from either or both the lapses of statutes of limitations and/or tax settlements. The Company is no longer subject to tax authority examinations in the U.S., major foreign, or state tax jurisdictions for years prior to fiscal year 2015.

Income tax payments were $23.0 million, $15.9 million and $6.1 million in fiscal 2020, 2019 and 2018, respectively. Cash received as refunds of income taxes paid in prior years amounted to $4.3 million in fiscal 2020, $1.1 million in fiscal 2018, and an immaterial amount in fiscal 2019.

NOTE 13 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented as follows:

	Year Ended
	October 31, 2020	October 31, 2019	October 31, 2018

Net income attributable to Photronics, Inc. shareholders	$33,820	$29,793	$42,055
Effect of dilutive securities:
Interest expense on convertible notes, net of tax	-	845	1,999

Earnings used for diluted earnings per share	$33,820	$30,638	$44,054

Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	64,866	66,347	68,829
Effect of dilutive securities:
Share-based payment awards	604	448	450
Convertible notes	-	2,360	5,542

Potentially dilutive common shares	604	2,808	5,992

Weighted-average common shares used for diluted earnings per share	65,470	69,155	74,821

Basic earnings per share	$0.52	$0.45	$0.61
Diluted earnings per share	$0.52	$0.44	$0.59

The table below illustrates the outstanding weighted-average share-based payment awards that were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be antidilutive.

	Year Ended
	October 31, 2020	October 31, 2019	October 31, 2018

Share based payment awards	795	1,250	1,627
Total potentially dilutive shares excluded	795	1,250	1,627

Subsequent to October 31, 2020, we repurchased 0.1 million shares of our common stock. See Note 20 for information on our share repurchase programs.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

As of October 31, 2020, we had outstanding purchase commitments of $130 million, $112 million of which was for capital equipment. As of October 31, 2020, we had recorded liabilities for the purchase of equipment of $15 million.

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

NOTE 15 - GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

We operate as a single operating segment as a manufacturer of photomasks, which are high precision quartz or glass plates containing microscopic images of electronic circuits for use in the fabrication of IC’s and FPDs.

Our fiscal 2020, 2019 and 2018 revenue by geographic origin and by IC and FPD products are presented below.

	Year Ended
	October 31, 2020	October 31, 2019	October 31, 2018
Net revenue
Taiwan	$239,101	$244,377	$237,039
Korea	153,052	147,734	147,066
United States	104,949	105,045	112,648
China	79,374	19,010	1,157
Europe	31,501	32,585	35,540
All other Asia	1,714	1,909	1,826

	$609,691	$550,660	$535,276

IC	$418,410	$406,191	$416,064
FPD	191,281	144,469	119,212

	$609,691	$550,660	$535,276

Our 2020 and 2019 long-lived assets by geographic area are presented below.

	As of
	October 31, 2020	October 31, 2019
Long-lived assets
China	$262,800	$232,394
Taiwan	123,979	146,467
United States	130,164	130,935
Korea	110,815	117,755
Europe	3,717	4,890

	$631,475	$632,441

One customer accounted for 16%, 15%, and 15% of our revenue in fiscal years 2020, 2019 and 2018, respectively, and another customer accounted for 14%, 16% and 16% of our revenue in fiscal years 2020, 2019 and 2018, respectively.

NOTE 16 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following tables set forth the changes in our accumulated other comprehensive income by component (net of tax of $0) for the years ended October 31, 2020 and October 31, 2019:

	Year Ended October 31, 2020
	Foreign Currency Translation Adjustments	Other	Total

Balance at October 31, 2019	$(8,331)	$(674)	$(9,005)
Other comprehensive income (loss)	36,381	(390)	35,991
Less: other comprehensive income (loss) attributable to noncontrolling interests	9,222	(194)	9,028

Balance at October 31, 2020	$18,828	$(870)	$17,958

	Year Ended October 31, 2019
	Foreign Currency Translation Adjustments	Other	Total

Balance at October 31, 2018	$(4,328)	$(638)	$(4,966)
Other comprehensive loss	(2,877)	(74)	(2,951)
Less: other comprehensive income (loss) attributable to noncontrolling interests	1,126	(38)	1,088

Balance at October 31, 2019	$(8,331)	$(674)	$(9,005)

NOTE 17 – CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to credit risk principally consist of trade accounts receivable and short-term cash investments. We sell our products primarily to semiconductor and FPD manufacturers in Asia, North America, and Europe. We believe that the concentration of credit risk in our trade receivables is substantially mitigated by our ongoing credit evaluation process and relatively short collection terms. We do not generally require collateral from customers. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

As of October 31, 2020 and October 31, 2019, one of our customers accounted for 24% and 17% of our net accounts receivable, respectively.

NOTE 18 - RELATED PARTY TRANSACTIONS

On January 20, 2018, we entered into a four-year consulting agreement with DEMA Associates, LLC, of which the chairman of our board of directors is a member, for $0.4 million per year. We incurred expenses for services provided by this entity of $0.4 million and $0.3 million in fiscal years 2019 and 2018, respectively. Effective March 9, 2020, the agreement was amended to reduce the consideration under the contract to $0.1 million per year for its remaining term; in fiscal 2020, we incurred expenses for services provided by this entity of $0.2 million.

An officer of our company is related to an individual in a position of authority at one of our largest customers. We recorded revenue from this customer of $96.4 million, $87.0 million and $78.4 million, in fiscal years 2020, 2019 and 2018, respectively. As of October 31, 2020 and October 31, 2019, we had accounts receivable of $32.7 million and $22.2 million, respectively, from this customer.

We believe that the terms of our transactions with the related parties described above were negotiated at arm’s length and were no less favorable to us than terms we could have obtained from unrelated third parties.

NOTE 19 - FAIR VALUE MEASUREMENTS

The accounting framework for determining fair value includes a hierarchy for ranking the quality and reliability of the information used to measure fair value, which enables the reader of the financial statements to assess the inputs used to develop those measurements. The fair value hierarchy consists of three tiers, as follows: Level 1, defined as quoted market prices (unadjusted) in active markets for identical securities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly; and Level 3, defined as unobservable inputs that are not corroborated by market data.

The fair values of our cash and cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying values due to their short-term maturities. The fair values of our variable rate debt instruments are a Level 2 measurement and approximate their carrying values due to the variable nature of the underlying interest rates. We did not have any assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at October 31, 2020 or October 31, 2019.

NOTE 20 – SHARE REPURCHASE PROGRAMS

In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act of 1933 (as amended) (“the Securities Act”). Repurchases under the program commenced on September 16, 2020.

In August 2019, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. The share repurchase program commenced on September 25, 2019, and was terminated on March 20, 2020.

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

All of the shares purchased under the above repurchase programs in fiscal 2020 were retired prior to the end of the fiscal year. All of the shares purchased under prior year repurchase programs were retired in fiscal year 2019. The Table below presents information on the repurchase programs.

	Fiscal Year 2020 Purchases	Fiscal Year 2019 Purchases	Fiscal Year 2018 Purchases	Total Purchases Under Programs

Number of shares repurchased	3,194	2,133	2,558	7,885

Cost of shares repurchased	$34,394	$21,696	$23,111	$79,201

Average price paid per share	$10.77	$10.17	$9.04	$10.04

NOTE 21 – SUBSIDIARY DIVIDEND

In fiscal years 2020, 2019 and 2018, PDMC, the Company’s majority owned subsidiary in Taiwan, paid dividends of which 49.99%, or approximately $16.2 million, $45.1 million and $8.2 million, respectively, were paid to noncontrolling interests.

NOTE 22 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data:

	First	Second	Third	Fourth	Year
Fiscal 2020:

Revenue	$159,736	$142,774	$157,895	$149,286	$609,691
Gross profit	34,602	30,433	37,734	31,885	134,654
Net income	10,928	7,972	12,864	8,579	40,343
Net income attributable to Photronics, Inc. shareholders	10,300	6,284	10,776	6,460	33,820

Earnings per share:
Basic	$0.16	$0.10	$0.17	$0.10	$0.52
Diluted	$0.16	$0.10	$0.17	$0.10	$0.52

	First	Second	Third	Fourth	Year
Fiscal 2019:

Revenue	$124,712	$131,580	$138,112	$156,256	$550,660
Gross profit	26,102	26,010	30,570	38,159	120,841
Net income	7,768	9,852	9,834	13,037	40,491
Net income attributable to Photronics, Inc. shareholders	5,267	8,479	6,347	9,700	29,793

Earnings per share:
Basic	$0.08	$0.13	$0.10	$0.15	$0.45
Diluted	$0.08	$0.13	$0.10	$0.15	$0.44

NOTE 23 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Updates Implemented

We adopted ASU 2016-02 and all subsequent amendments, collectively codified in ASC Topic 842 “Leases” (“Topic 842”), on November 1, 2019. The guidance requires modified retrospective adoption, either at the beginning of the earliest period presented or at the beginning of the period of adoption. We elected to apply the guidance at the beginning of the period of adoption and recorded, as of November 1, 2019, right-of-use (ROU) leased assets of $6.5 million. In conjunction with this, we recorded lease liabilities, which had been discounted at our incremental borrowing rates, of $6.5 million. Our adoption of Topic 842 did not affect our cash flows or our ability to comply with covenants under our credit agreement. Please see Note 9 for our leases disclosure.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses”, the main objective of which is to provide more useful information about expected credit losses on financial instruments and other commitments of an entity to extend credit. In support of this objective, the ASU replaces the incurred loss impairment methodology, found in current GAAP, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU requires a cumulative-effect adjustment as of the beginning of the first reporting period in which the guidance is adopted. ASU 2016-13 was effective for Photronics in its first quarter of fiscal year 2021. We adopted ASU 2016-13 on November 1, 2020; the effect of the adoption was immaterial, and did not warrant our recording a cumulative-effect adjustment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2020.  We have established and currently maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on an evaluation of our disclosure controls and procedures as of October 31, 2020, and due to a material weakness in our internal control (see discussion below), our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Notwithstanding this material weakness, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2020, based on the criteria set forth by the COSO. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of October 31, 2020, due to the material weakness in our internal control over financial reporting relating to the accuracy and completeness of information used in the monitoring compliance with covenants stipulated by the Company’s debt agreements. The Company has instituted new processes to ensure compliance with covenants in all material agreements.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company's internal control over financial reporting as of October 31, 2020, as stated in their report on page 72 of this Form 10-K.

Changes in Internal Control over Financial Reporting

Other than the material weakness discussed above, there have been no other changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Photronics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Photronics, Inc. and subsidiaries (the “Company”) as of October 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2020, of the Company and our report dated January 14, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: the Company did not properly design and operate adequate internal control over accuracy and completeness of information used in the monitoring compliance with covenants stipulated by the Company’s debt agreements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended October 31, 2020, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
January 14, 2021

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information as to Directors required by Items 401, 405 and 407(c)(3)(d)(4) and (d)(5) of Regulation S-K is set forth in our 2021 Definitive Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the fiscal year covered by this Form 10-K under the caption "PROPOSAL 1 - ELECTION OF DIRECTORS," "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and in the third paragraph under the caption "MEETINGS AND COMMITTEES OF THE BOARD," and is incorporated in this report by reference. The information as to Executive Officers is included in our 2021 Definitive Proxy Statement under the caption "EXECUTIVE OFFICERS" and is incorporated in this report by reference.

We have adopted a code of ethics that applies to our principal executive officer, chief financial officer or principal financial officer and principal accounting officer. A copy of the code of ethics may be obtained, free of charge, by writing to the executive vice president, general counsel of Photronics, Inc. at 15 Secor Road, Brookfield, Connecticut 06804.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K and paragraph (e)(4) and (e)(5) of Item 407 is set forth in our 2021 Definitive Proxy Statement under the captions "EXECUTIVE COMPENSATION", "CERTAIN AGREEMENTS", "DIRECTORS' COMPENSATION", "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION", respectively, and is incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth in our 2021 Definitive Proxy Statement under the caption “EQUITY COMPENSATION PLAN INFORMATION”, and is incorporated in this report by reference. The information required by Item 403 of Regulation S-K is set forth in our 2021 Definitive Proxy Statement under the caption "OWNERSHIP OF COMMON STOCK BY DIRECTORS, OFFICERS AND CERTAIN BENEFICIAL OWNERS", and is incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 and Item 407(a) of Regulation S-K is set forth in our 2021 Definitive Proxy Statement under the captions "MEETINGS AND COMMITTEES OF THE BOARD" and "RELATED PARTY TRANSACTIONS", respectively, and is incorporated in this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Rule 14a-101 of the Exchange Act is set forth in our 2021 Definitive Proxy Statement under the captions "Independent Registered Public Accounting Firm Fees" and "AUDIT COMMITTEE REPORT", and is incorporated in this report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

		Page
		No.

1.	Financial Statements: See "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" in Part II, Item 8 of this Form 10-K for a list of financial statements filed as part of this report.	36

2.	Financial Statement Schedule:

	Schedule II - Valuation and Qualifying Accounts for the years ended October 31, 2020, October 31, 2019 and October 31, 2018	76

	All other schedules are omitted because they are not applicable.

3.	Exhibits	77

Schedule II

Valuation and Qualifying Accounts
for the Years Ended October 31, 2020, October 31, 2019
and October 31, 2018
(in $ thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions		Balance at End of Year
Allowance for Doubtful Accounts

Year-ended October 31, 2020	$1,334	$(22)	$12	(a)	$1,324
Year-ended October 31, 2019	$1,526	$(18)	$(174	)(a)	$1,334
Year ended October 31, 2018	$2,319	$(809)	$16	(a)	$1,526
_________________
(a)	Uncollectible accounts written off, net, and impact of foreign currency translation.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

EXHIBITS INDEX

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description	Form	Exhibit	Filing Date

3.1	Certificate of Incorporation as amended July 9, 1986, April 9, 1990, March 16, 1995, November 13, 1997, April 15, 2002 and June 20, 2005.	10-K	3.1	12/20/2019

3.2	Amended and Restated By-laws of the Company dated as of September 7, 2016.	8-K	3.2	9/13/2016

4.1	Description of Securities of the Company	10-K	4.1	12/20/2019

4.2	Certificate of Amendment with Respect to Series A Preferred Stock, dated September 24, 2019	8-K	3.1	9/24/2019

4.4	Indenture dated January 22, 2015, by and between the Company and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.2	1/28/2015

10.1	The Company’s 1992 Employee Stock Purchase Plan	10-K	10.1	12/20/2017

10.2	Amendment to the Employee Stock Purchase Plan as of March 24, 2004.+	10-K	10.2	1/6/2017

10.3	Amendment to the Employee Stock Purchase Plan as of April 8, 2010.+	10-K	10.4	1/7/2016

10.4	Amendment to the Employee Stock Purchase Plan as of March 28, 2012.+	10-K	10.4	12/21/2018

10.5	Amendment to the Employee Stock Plan as of December 18, 2019*	10-K	10.5	12/23/2019

10.6	2016 Equity Incentive Compensation Plan.+	DEF 14A		2/29/2016

10.7	The Company’s 2007 Long-Term Equity Incentive Plan.+	DEF 14A		2/23/2007

10.8	Amendment to the 2007 Long-Term Equity Incentive Plan as of April 8, 2010.+	10-K	10.7	1/7/2016

10.9	Amendment to the 2007 Long Term Equity Incentive Plan as of April 11, 2014.+	10-K	10.7	12/23/2019

10.10	2011 Executive Incentive Compensation Plan effective as of November 1, 2010.+	10-K	10.9	1/6/2015

10.11	Joint Venture Framework Agreement dated November 20, 2013, between the Company and Dai Nippon Printing Co., Ltd.#	10-K/A	10.19	7/8/2015

10.12	Joint Venture Operating Agreement dated November 20, 2013, between the Company and Dai Nippon Printing Co., Ltd.#	10-K/A	10.20	7/8/2015

10.13	Outsourcing Agreement dated November 20, 2013, among the Company, Dai Nippon Printing Co., Ltd and Photronics Semiconductor Mask Corporation.#	10-K/A	10.21	7/8/2015

10.14	License Agreement dated November 20, 2013, between the Company and Photronics Semiconductor Mask Corporation.#	10-K/A	10.22	7/8/2015

10.15	License Agreement dated November 20, 2013, between Dai Nippon Printing Co., Ltd and Photronics Semiconductor Mask Corporation.#	10-K/A	10.23	7/8/2015

10.16	Margin Agreement dated November 20, 2013, among the Company, Dai Nippon Printing Co., Ltd and Photronics Semiconductor Mask Corporation.#	10-K/A	10.24	7/8/2015

10.17	Merger Agreement dated January 16, 2014, between Photronics Semiconductor Mask Corporation and DNP Photomask Technology Taiwan Co., Ltd.#	10-K/A	10.25	7/8/2015

10.18	Executive Employment Agreement between the Company and Christopher J. Progler, Vice President, Chief Technology Officer dated September 10, 2007.+	10-K	10.18	12/23/2019

10.19	Executive Employment Agreement between the Company and Peter S. Kirlin dated May 4, 2015.+	10-Q	10.28	9/9/2015

10.20	Executive Employment Agreement between the Company and Richelle E. Burr dated May 21, 2010.+	10-K	10.30	1/7/2016

10.21	Executive Employment Agreement between the Company and John P. Jordan dated September 5, 2017.+	10-K	10.31	12/20/2017

10.22	Executive Employment Agreement between Photronics Dai Nippon Mask Corporation and Frank Lee dated March 9, 2020	10-Q	10.36	3/11/2020

10.23	Consulting Agreement between the Company and DEMA Associates, LLC dated January 20, 2018.	10-K	10.21	12/21/2018

10.24	Amendment dated March 9, 2020 between DEMA Associates, LLC and the Company	10-Q	10.37	3/11/2020

10.25	Form of Amendment to Executive Employment Agreement dated March 16, 2012.+	10-K	10.23	12/23/2019

10.26	Fourth Amended and Restated Credit Agreement dated as of September 27, 2018 among Photronics, Inc. the Foreign Subsidiary Borrower Party Thereto, the Lender Party Thereto, JPMorgan Chase Bank, N.A. as Administrative and Collateral Agent and Bank of America, N.A. as syndication agent	10-K	10.24	12/21/2018

10.27	Third Amended and Restated Security Agreement entered into as of September 27, 2018 by and among Photronics, Inc., the subsidiaries of the Company and JPMorgan Chase Bank N.A.	10-K	10.25	12/21/2018

10.28	Fixed Asset Loan Agreement between Photronics DNP Mask Corporation Xiamen and Industrial and Commercial Bank China Limited Xiamen Xiang’an Branch	10-K	10.26	12/21/2018

10.29	Working Capital Loan Agreement between Industrial and Commercial Bank China Limited Xiamen Xiang’an Branch and Photronics DNP Mask Corporation Xiamen effective as of November 7, 2018.	10-K	10.27	12/21/2018

10.30	Investment Agreement between Xiamen Torch Hi-Tech Industrial Development Zone Management Committee and Photronics Singapore Pte. Ltd.	10-Q	10.35	9/2/2016

10.31	Amendment No. 1 to the Investment Agreement between Xiamen Torch Hi-Tech Industrial Development Zone Management Committee and Photronics Singapore Pte, Ltd	10-K	10.29	12/23/2019

10.32	Contribution Agreement dated May 16, 2017 among Dai Nippon Printing Co., Ltd. (“DNP), DNP Asia Pacific Pte. Ltd. (“DNP Asia Pacific”), Photronics, Inc. (“Photronics”), Photronics Singapore Pte. Ltd., (“Photronics Singapore”), and Xiamen American Japan Photronics Mask Co., Ltd. (“PDMCX”).#	10-Q/A	10.26	12/19/2017

10.33	Joint Venture Operating Agreement dated May 16, 2017 among Photronics, Photronics Singapore, DNP and DNP Asia Pacific.#	10-Q/A	10.27	12/19/2017

10.34	Outsourcing Agreement dated May 16, 2017 among Photronics, DNP, Photronics DNP Photomask Corporation (“PDMC”), and PDMCX.#	10-Q/A	10.28	12/19/2017

10.35	Amended and Restated License Agreement dated May 16, 2017 between DNP and PDMC.#	10-Q/A	10.29	12/19/2017

10.36	Investment Cooperation Agreement between Hefei State Hi-tech Industry Development Zone and Photronics UK, Ltd.	10-K	10.42	12/20/2017

10.37	Section 382 Rights Agreement, dated as September 23, 2019, between Photronics, Inc. and Computershare Trust Company, N.A. as rights agent.	8-K	4.1	9/24/2019

10.38	Master Lease Agreement dated October 12, 2020 between TD Equipment Finance and the Company				X

10.39	Fixed Asset Loan Contract dated October 1, 2020 between TD Equipment Finance,Inc. and the Company				X

10.40	Maximum Mortgage Contract dated October 1, 2020 between Photronics Mask Corporation Hefei and China Construction Bank Corporation Hefei Shusshan Branch				X

21	List of Subsidiaries of the Company.				X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

+	Represents a management contract or compensatory plan or arrangement.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

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

PHOTRONICS, INC.
(Registrant)

By	/s/ John P. Jordan	By	/s/ Eric Rivera
	John P. Jordan Executive Vice President, Chief Financial Officer (Principal Financial Officer)		Eric Rivera Vice President, Corporate Controller (Principal Accounting Officer)
	January 14, 2021		January 14, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Peter S. Kirlin	January 14, 2021
Peter S. Kirlin Chief Executive Officer Director (Principal Executive Officer)

By	/s/ John P. Jordan	January 14, 2021
John P. Jordan Executive Vice President, Chief Financial Officer (Principal Financial Officer)

By	/s/ Eric Rivera	January 14, 2021
Eric Rivera Vice President, Corporate Controller (Principal Accounting Officer)

By	/s/ Constantine S. Macricostas	January 14, 2021
Constantine S. Macricostas Chairman of the Board

By	/s/ Walter M. Fiederowicz	January 14, 2021
Walter M. Fiederowicz Director

By	/s/ Daniel Liao	January 14, 2021
Daniel Liao Director

By	/s/ George Macricostas	January 14, 2021
George Macricostas Director

By	/s/ Mary Paladino	January 14, 2021
Mary Paladino Director

By	/s/ Mitchell G. Tyson	January 14, 2021
Mitchell G. Tyson Director