Form 10-K/A
period 2020-10-31
PHOTRONICS INC
filed 2021-01-22
CIK 810136

FORM 10-K (AMENDMENT NO. 1)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-15451

 Photronics, Inc.
(Exact name of registrant as specified in its charter)

Connecticut	06-0854886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15 Secor Road
Brookfield, CT  06804
(203) 775-9000
 (Address and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbols(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001	PLAB	The Nasdaq Stock Market LLC (NASDAQ Global Market)
PREFERRED STOCK PURCHASE RIGHTS	N/A	N/A

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer,” “large accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
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

As of May 3, 2020, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant's common stock held by non-affiliates was approximately $727,752,716 (based upon the closing price of $11.35 per share as reported by the NASDAQ Global Select Market on that date).

As of December 11, 2020, 63,916,262 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2021
Annual Meeting of Shareholders		Incorporated into Part III
to be held on March 11, 2021		of this Form 10-K

The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Photronics, Inc.  (the “Company”) for the fiscal year ended October 31, 2020 (the “Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on January 15, 2021 (the “Original Report”) is being filed to amend disclosure in Item 9A.  Item 9A of the Original Report is hereby amended as follows:

1.	Change page number 72 to page number 73 in the last paragraph of Management’s Report on Internal Control over Financial Reporting.

2.	Delete the last sentence of the fourth paragraph of Management’s Report on Internal Control over Financial Reporting.

3.	Add the section Remediation of Material Weakness to Management’s Report on Internal Control over Financial Reporting

As amended Management’s Report on Internal Control over Financial Reporting will read as set forth below:

Amendment No. 1 consists of a cover page, this explanatory note, the section of Item 9A as amended, a signature page, and the certifications of the Company's principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (“SOX”). These certifications are attached to this Amendment as Exhibits 31.3 and 31.4. The Company has not included the certification under Section 906 of SOX, as no financial statements are being filed herewith.

This Amendment No. 1 speaks as of the initial filing date of the Original Report. Other than as expressly set forth above, no part of the Original Report is being amended. Accordingly, other than as discussed above, this Amendment No. 1 does not purport to amend, update or restate any other information or disclosure included in the Original Report or reflect any events that have occurred after the initial filing date of the Original Report. As a result, the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2020 continues to speak as of  January 15, 2021 or, to the extent applicable, such other date as may be indicated in the Original Report.

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

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company's internal control over financial reporting as of October 31, 2020, as stated in their report on page 73 of this Form 10-K.

Remediation of Material Weakness

Our management is committed to maintaining a strong internal control environment and implementing measures designed to help ensure that the material weakness is remediated as soon as possible.  Management is currently developing a remediation plan to address the material weaknesses referred to above.

 PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

EXHIBIT INDEX

Exhibit Number	Description

31.3*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on our behalf by the undersigned, thereunto duly authorized.

PHOTRONICS, INC.
(Registrant)

By	/s/ John P. Jordan	By	/s/ Eric Rivera
	John P. Jordan Executive Vice President, Chief Financial Officer (Principal Financial Officer)		Eric Rivera Vice President, Corporate Controller (Principal Accounting Officer)
	January 22, 2021		January 22, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Peter S. Kirlin	January 22, 2021
Peter S. Kirlin Chief Executive Officer Director (Principal Executive Officer)

By	/s/ John P. Jordan	January 22, 2021
John P. Jordan Executive Vice President, Chief Financial Officer (Principal Financial Officer)

By	/s/ Eric Rivera	January 22, 2021
Eric Rivera Vice President, Corporate Controller (Principal Accounting Officer)

By	/s/ Constantine S. Macricostas	January 22, 2021
Constantine S. Macricostas Chairman of the Board

/s/ Walter M. Fiederowicz	January 22, 2021
Walter M. Fiederowicz Director

By	/s/ Daniel Liao	January 22, 2021
Daniel Liao Director

By	/s/ George Macricostas	January 22, 2021
George Macricostas Director

By	/s/ Mary Paladino	January 22, 2021
Mary Paladino Director

By	/s/ Mitchell G. Tyson	January 22, 2021
Mitchell G. Tyson Director