Form 10-Q
period 2021-01-31
PHOTRONICS INC
filed 2021-03-10
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2021
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
Yes ☐  No ☒

The registrant had 63,384,764 shares of common stock outstanding as of February 22, 2021.

PHOTRONICS, INC.
QUARTERLY REPORT ON FOM 10-Q
JANUARY 31, 2021

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements, as defined by the Securities and Exchange Commission (“SEC”). The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by us, or on our behalf. Forward-looking statements are statements other than statements of historical fact, including, without limitation, those statements that include such words as “anticipates,” “believes” “estimates,” “expects,” “intends,” “plans,” “predicts”, and similar expressions, and, without limitation, may address our future plans, objectives, goals, strategies, events, or performance, as well as underlying assumptions and other statements that are other than statements of historical facts. On occasion, in other documents filed with the SEC, press releases, phone conferences, or by other means, we may publish, disseminate, or otherwise make available, forward-looking statements of this nature, including statements contained within Item 2 – “Management’s Discussion & Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. Our expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including, without limitation, management’s examination of historical operating trends, information contained in our records, and information we’ve obtained from other parties. However, we can offer no assurance that our Company’s expectations, beliefs, or projections will be realized, accomplished or achieved.

Forward-looking statements within this Form 10-Q speak only as of the date of its filing, and we undertake no obligation to update any such statements to reflect changes in events or circumstances that may subsequently occur. Users of this Report are cautioned that various factors may cause actual results to differ materially from those contained in any forward-looking statements found within this Form 10-Q and that they should not place undue reliance on any forward-looking statement. In addition, all forward-looking statements, whether written or oral and whether made by us or on our behalf, are expressly qualified by the risk factors provided in Item 1A “Risk Factors” of our Annual Report on Form 10-K, as well as any additional risk factors we may provide in our Quarterly Reports on Form 10-Q.

PART I.	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	January 31, 2021	October 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$278,539	$278,665
Accounts receivable, net of allowance for credit losses of $1,348 in 2021 and $1,334 in 2020	139,708	134,470
Inventories	56,407	57,269
Other current assets	31,458	29,735

Total current assets	506,112	500,139

Property, plant and equipment, net	672,398	631,475
Intangible assets, net	2,383	3,437
Deferred income taxes	21,549	22,070
Other assets	29,620	31,061
Total assets	$1,232,062	$1,188,182

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$-	$4,708
Current portion of long-term debt	21,641	8,970
Accounts payable	70,870	75,378
Accrued liabilities	53,020	53,883

Total current liabilities	145,531	142,939

Long-term debt	79,984	54,980
Other liabilities	28,051	27,997

Total liabilities	253,566	225,916
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 63,506 shares issued and 62,284 outstanding at January 31, 2021, and 63,138 shares issued and outstanding at October 31, 2020	635	631
Additional paid-in capital	508,974	507,336
Retained earnings	287,073	279,037
Treasury stock, 1,222 shares at January 31, 2021	(13,209)	-
Accumulated other comprehensive income	32,029	17,958

Total Photronics, Inc. shareholders' equity	815,502	804,962
Noncontrolling interests	162,994	157,304

Total equity	978,496	962,266

Total liabilities and equity	$1,232,062	$1,188,182

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	January 31, 2021	February 2, 2020

Revenue	$152,067	$159,736

Cost of goods sold	121,538	125,134

Gross profit	30,529	34,602

Operating expenses:

Selling, general and administrative	14,053	14,219

Research and development	4,710	4,080

Total operating expenses	18,763	18,299

Operating income	11,766	16,303

Other income (expense):
Foreign currency transactions impact, net	1,382	4,736
Interest income and other income, net	121	759
Interest expense	(823)	(1,798)

Income before income tax provision	12,446	20,000

Income tax provision	2,937	9,072

Net income	9,509	10,928

Net income attributable to noncontrolling interests	1,473	628

Net income attributable to Photronics, Inc. shareholders	$8,036	$10,300

Earnings per share:

Basic	$0.13	$0.16

Diluted	$0.13	$0.16

Weighted-average number of common shares outstanding:

Basic	62,475	65,554

Diluted	63,005	66,449

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended
	January 31, 2021	February 2, 2020

Net income	$9,509	$10,928

Other comprehensive income (loss), net of tax of $:

Foreign currency translation adjustments	18,289	(1,564)

Other	(1)	17

Net other comprehensive income (loss)	18,288	(1,547)

Comprehensive income	27,797	9,381

Less: comprehensive income attributable to noncontrolling interests	5,690	1,818

Comprehensive income attributable to Photronics, Inc. shareholders	$22,107	$7,563

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Three Months Ended January 31, 2021
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Equity

	Common Stock
	Shares	Amount

Balance at October 31, 2020	63,138	$631	$507,336	$279,037	$-	$17,958	$157,304	$962,266

Net income	-	-	-	8,036	-	-	1,473	9,509
Other comprehensive income	-	-	-	-	-	14,071	4,217	18,288
Shares issued under equity plans	368	4	337	-	-	-	-	341
Share-based compensation	-	-	1,301	-	-	-	-	1,301
Purchase of treasury stock	-	-	-	-	(13,209)	-	-	(13,209)

Balance at January 31, 2021	63,506	$635	$508,974	$287,073	$(13,209)	$32,029	$162,994	$978,496

	Three Months Ended February 2, 2020
	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Loss	Interests	Equity

Balance at October 31, 2019	65,595	$656	$524,319	$253,922	$-	$(9,005)	$141,200	$911,092

Net income	-	-	-	10,300	-	-	628	10,928
Other comprehensive (loss) income	-	-	-	-	-	(2,737)	1,190	(1,547)
Shares issued under equity plans	549	5	2,605	-	-	-	-	2,610
Share-based compensation	-	-	1,356	-	-	-	-	1,356
Purchase of treasury stock	-	-	-	-	(11,000)	-	-	(11,000)
Repurchase of common stock of subsidiary	-	-	255	-	-	-	(893)	(638)

Balance at February 2, 2020	66,144	$661	$528,535	$264,222	$(11,000)	$(11,742)	$142,125	$912,801

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	January 31, 2021	February 2, 2020

Cash flows from operating activities:
Net income	$9,509	$10,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,724	24,626
Share-based compensation	1,301	1,356
Changes in assets and liabilities:
Accounts receivable	(2,011)	(6,699)
Inventories	2,095	(1,435)
Other current assets	(824)	4,724
Accounts payable, accrued liabilities, and other	(7,507)	(2,715)

Net cash provided by operating activities	26,287	30,785

Cash flows from investing activities:
Purchases of property, plant and equipment	(17,532)	(13,807)
Government incentives	397	2,417
Other	(61)	(139)

Net cash used in investing activities	(17,196)	(11,529)

Cash flows from financing activities:
Proceeds from debt	6,205	1,140
Purchase of treasury stock	(13,209)	(11,000)
Repayments of debt	(7,796)	(389)
Proceeds from share-based arrangements	765	2,886
Other	(315)	(248)

Net cash used in financing activities	(14,350)	(7,611)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5,195	149

Net (decrease) increase in cash, cash equivalents, and restricted cash	(64)	11,794
Cash, cash equivalents, and restricted cash at beginning of period	281,602	209,291

Cash, cash equivalents, and restricted cash at end of period	$281,538	$221,085

Supplemental disclosure of non-cash information:

Accrual for property, plant and equipment purchased during the period	$4,938	$1,511

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share amounts and per share data)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

Photronics, Inc. (“Photronics”, “the Company”, “we”, “our”, or “us”) is one of the world's leading manufacturers of photomasks, which are high-precision photographic quartz or glass plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat-panel displays (“FPDs” or “displays”), and are used as masters to transfer circuit patterns onto semiconductor wafers and FPD substrates during the fabrication of integrated circuits (“ICs” or “semiconductors”), a variety of FPDs and, to a lesser extent, other types of electrical and optical components. We currently have eleven manufacturing facilities, which are located in Taiwan (3), Korea, the United States (3), Europe (2), and two recently constructed facilities in China. Our FPD facility in Hefei, China, commenced production in the second quarter of fiscal 2019, and our IC facility in Xiamen, China, commenced production in the third quarter of fiscal 2019.

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

Reclassified prior period amounts have been made to conform to the current period presentation, including the separation of Foreign currency transaction impact, net, from Interest income and other income, net, on the condensed consolidated statements of income.

Our business is typically impacted during the first, and sometimes the second, quarters of our fiscal year by the North American, European, and Asian holiday periods, as some customers reduce their development and buying activities during those periods. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2021. For further information, refer to the consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended October 31, 2020.

NOTE 2 - CASH, CASH EQUIVALENTS AND RESTRICTED CASH

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

Restricted cash is included in Other assets on our January 31, 2021 and October 31, 2020, consolidated balance sheets, respectively. The restrictions on these amounts are primarily related to land lease agreements and customs requirements.

The following table presents cash and cash equivalents as reported in our condensed consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash as reported on our condensed consolidated statements of cash flows:

	January 31, 2021	October 31, 2020

Cash and cash equivalents	$278,539	$278,665
Restricted Cash	2,999	2,937

	$281,538	$281,602

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost, determined under the first-in, first-out ("FIFO") method, or net realizable value. Presented below are the components of inventory at the balance sheet dates:

	January 31, 2021	October 31, 2020

Raw materials	$55,458	$56,389
Work in process	935	767
Finished goods	14	113

	$56,407	$57,269

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	January 31, 2021	October 31, 2020
Land	$12,653	$12,422
Buildings and improvements	182,540	179,162
Machinery and equipment	1,845,975	1,812,791
Leasehold improvements	21,587	21,157
Furniture, fixtures and office equipment	16,354	15,665
Construction in progress	113,282	70,915

	2,192,391	2,112,112
Accumulated depreciation and amortization	(1,519,993)	(1,480,637)

	$672,398	$631,475

Depreciation and amortization expense for property, plant and equipment was $22.6 million for the three-month period ended January 31, 2021, and $23.5 million for the three-month period ended February 2, 2020, respectively.

Right-of-use assets resulting from finance leases are included in above property, plant and equipment as follows:

	January 31, 2021	October 31, 2020
Construction in progress	$35,560	$-
Less accumulated amortization	-	-
	$35,560	$-

NOTE 5 - PDMCX JOINT VENTURE

In January 2018, Photronics, through its wholly owned Singapore subsidiary (hereinafter, within this Note “we”, “Photronics”, “us” or “our”), and Dai Nippon Printing Co., Ltd., through its wholly owned subsidiary “DNP Asia Pacific PTE, Ltd.” (“DNP”) entered into a joint venture under which DNP obtained a 49.99% interest in our IC business in Xiamen, China. The joint venture, known as “Xiamen American Japan Photronics Mask Co., Ltd.” (“PDMCX”), was established to develop and manufacture photomasks for leading-edge and advanced-generation semiconductors. We entered into this joint venture to enable us to compete more effectively for the merchant photomask business in China, and to benefit from the additional resources and investment that DNP provides to enable us to offer advanced-process technology to our customers. No gain or loss was recorded upon the formation of this joint venture.

The total investment per the PDMCX operating agreement (“the Agreement”) is $160 million. As of January 31, 2021, Photronics and DNP had each contributed cash of approximately $65 million, and PDMCX had obtained local financing of approximately $50 million; thus both parties have fulfilled their initial investment commitments under the Agreement. As discussed in Note 6, liens were granted to the local financing entity on assets with a total carrying value of $95.7 million, as collateral for the loans.

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

We recorded net losses from the operations of PDMCX of $0.1 million, and $3.7 million during the three-month periods ended January 31, 2021 and February 2, 2020, respectively. General creditors of PDMCX do not have recourse to the assets of Photronics (other than the net assets of PDMCX), and our maximum exposure to loss from PDMCX at January 31, 2021, was $56.8 million.

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

	January 31, 2021		October 31, 2020
Classification	Carrying Amount	Photronics Interest	Carrying Amount	Photronics Interest
Current assets	$43,753	$21,881	$56,095	$28,053
Non-current assets	144,069	72,049	141,097	70,562

Total assets	187,822	93,930	197,192	98,615

Current liabilities	29,545	14,776	31,922	15,964
Non-current liabilities	44,620	22,314	55,676	27,844

Total liabilities	74,165	37,090	87,598	43,808

Net assets	$113,657	$56,840	$109,594	$54,807

NOTE 6 - DEBT

Short-term debt was $0.0 million, and $4.7 million as of January 31, 2021 and October 31, 2020, respectively. The weighted-average interest rate on our short-term debt as of October 31, 2020 was 2.02%.

The tables below provide information on our long-term debt.

As of January 31, 2021	Xiamen Project Loans	Xiamen Working Capital Loans	Hefei Equipment Loan	Finance Lease		Total
Principal due:
Next 12 months	$6,961	$8,861	$-	$5,819		$21,641
Months 13 – 24	$10,055	$990	$4,641	$5,445		$21,131
Months 25 – 36	10,055	3,465	1,701	5,509		20,730
Months 37 – 48	10,055	-	-	18,787		28,842
Months 49 – 60	9,281	-	-	-		9,281
Thereafter	-	-	-	-		-
Long-term debt	$39,446	$4,455	$6,342	$29,741		$79,984

Interest rate at balance sheet date	4.90%	4.53% - 4.61%	4.20%	1.14%
Basis spread on interest rates	25.00	67.75 - 76.00	(45.00)	N/A
Interest rate reset	Quarterly	Monthly/Annually	Annually	N/A
Maturity date	December 2025	July 2023	September 2026	December 2024
Periodic payment amount	Increases as loans mature	Increases as loans mature	Varies (1)	Varies (3)
Periodic payment frequency	Semiannual, on individual loans	Semiannual, on individual loans	Semiannual(2)	Monthly
Loan collateral (carrying amount)	$95,703	N/A	$89,799	$35,560	(4)

(1) First five loan repayments will each be for 7.5 percent of the approved 200 million RMB loan principal; last five installments will each be for 12.5 percent of the approved loan principal.
(2) Semiannual repayments commence in March 2022.
(3) See Note 8 for periodic payment amounts.
(4) Amount represents the carrying amount of the related right-of-use asset, in which the lessor has a secured interest.

As of October 31, 2020	Xiamen Project Loans	Xiamen Working Capital Loans	Total
Principal due:
Next 12 months	$6,705	$2,265	$8,970
Months 13 – 24	$7,334	$7,808	$15,142
Months 25 – 36	9,592	3,814	13,406
Months 37 – 48	9,789	-	9,789
Months 49 – 60	9,432	-	9,432
Thereafter	7,211	-	7,211
Long-term debt	$43,358	$11,622	$54,980

Interest rate at balance sheet date	4.90%	4.53% - 4.61%
Basis spread on interest rates	25.00	40.00 - 76.00
Loan collateral (carrying amount)	$94,459	N/A

Xiamen Project Loans

In November 2018, PDMCX was approved for credit of 345 million RMB (approximately $53.4 million, at the balance sheet date), subject to certain limitations related to PDMCX registered capital at the time of the initial approval, pursuant to which PDMCX has and will enter into separate loan agreements (“the Project Loans”) for intermittent borrowings. The Project Loans, which are denominated in RMB, are being used to finance certain capital expenditures for our Xiamen, China facility. PDMCX granted liens on its land use right, building, and certain equipment as collateral for the Project Loans. As of January 31, 2021, PDMCX had outstanding borrowings of 300.0 million RMB ($46.4 million) against this approval. The interest rates on the Project Loans are variable, and based on the RMB Loan Prime Rate of the National Interbank Funding Center. Interest incurred on the loans is eligible for reimbursement through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provide for such reimbursements up to a prescribed limit.

Xiamen Working Capital Loans

In November 2018, PDMCX was approved for revolving, unsecured credit of the equivalent of $25.0 million, pursuant to which PDMCX may enter into separate loan agreements with varying terms to maturity. Under this credit agreement (the “Working Capital Loans”), PDMCX can borrow up to 140.0 million RMB to pay value-added taxes (“VAT”), and up to 60.0 million RMB to fund operations; combined total borrowings are limited to the equivalent of $25.0 million. As of January 31, 2021, PDMCX had 86.1 million RMB ($13.3 million) outstanding against the approval to pay VAT and no outstanding borrowings against the approval to fund operations. The interest rates on the approval to pay VAT are variable, based on the RMB Loan Prime Rate of the National Interbank Funding Center. Interest incurred on the VAT loans are eligible for reimbursement through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provide for such reimbursements up to a prescribed limit.
Hefei Equipment Loan

In October 2020, our Hefei facility was approved to borrow 200 million RMB (approximately $30.9 million, at the balance sheet date) from the China Construction Bank Corporation. Loan proceeds have been, and will be, used to fund the purchases of two lithography tools at our facility in Hefei, China. As of January 31, 2021, we had 41.0 million RMB ($6.3 million) outstanding against this approval. The interest rate on the loan is variable and based on the RMB Loan Prime Rate of the National Interbank Funding Center. The borrowings are secured by the Hefei facility, its related land use right, and certain manufacturing equipment. The Hefei Equipment Loan has covenants and provisions, certain of which relate to the assets pledged as security for the loan, which we were not in compliance with at January 31, 2021. We obtained waivers from the lender for all instances of noncompliance, but are precluded from borrowing additional funds against this facility until our noncompliance with this provision has been cured. In addition, the loan includes covenants for the ratio of total liabilities to total assets and the ratio of current assets to current liabilities.

Finance Lease

In December 2020, under a Master Lease Agreement which we entered into effective July 2019, we entered into a $35.6 million lease for a high-end lithography tool. Upon entering into the lease, our prior $3.5 million short-term obligation to the lessor became a portion of this lease liability. See Note 8 for additional information on this lease.
Corporate Credit Agreement

In September 2018, we entered into a five-year amended and restated credit agreement (the “Credit Agreement”), which has a $50 million borrowing limit, with an expansion capacity to $100 million. The Credit Agreement is secured by substantially all of our assets located in the United States and common stock we own in certain foreign subsidiaries. The Credit Agreement includes covenants around minimum interest coverage ratio, total leverage ratio, and minimum unrestricted cash balance (all of which we were in compliance with at January 31, 2021), and limits the amount of cash dividends, distributions, and redemptions we can pay on our common stock to an aggregate annual amount of $50 million. We had no outstanding borrowings against the Credit Agreement at January 31, 2021, and $50 million was available for borrowing. The interest rate on the Credit Agreement (1.12% at January 31, 2021) is based on our total leverage ratio at LIBOR plus a spread, as defined in the Credit Agreement.

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
Contract Assets, Contract Liabilities, and Accounts Receivable

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. Contract assets reflect our transfer of control of photomasks that are in process or completed but not yet shipped to customers. A receivable is recognized when we have an unconditional right to payment for our performance, which generally occurs when we ship the photomasks. Our contract assets primarily consist of a significant amount of our in-process production orders and fully manufactured photomasks which have not yet shipped, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the in-process orders are cancelled by customers. On an individual contract basis, we net contract assets with contract liabilities (deferred revenue) for financial reporting purposes. Contract assets of $6.8 million are included in Other current assets, and contract liabilities of $7.5 million and $5.3 million are included in Accrued liabilities and Other liabilities, respectively, in our January 31, 2021 condensed consolidated balance sheet. Our October 31, 2020 condensed consolidated balance sheet includes contract assets of $6.3 million, included in Other current assets, and contract liabilities of $8.0 million and $5.2 million are included in Accrued liabilities and Other liabilities, respectively. We did not impair any contract assets during the three-month periods ended January 31, 2021 or February 2, 2020, and we recognized $2.5 million and $1.2 million, respectively, of revenue from the settlement of contract liabilities that existed at the beginning of those three-month periods.

We generally record our accounts receivable at their billed amounts. All outstanding past due customer invoices are reviewed for collectibility during, and at the end of, every reporting period. To the extent we believe a loss on the collection of a customer invoice is probable, we record the loss and credit the allowance for doubtful accounts. In the event that an amount is determined to be uncollectible, we charge the allowance for doubtful accounts and derecognize the related receivable. Credit losses incurred on our accounts receivable during the three-month periods ended January 31, 2021 or February 2, 2020, were immaterial.

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

Disaggregation of Revenue

The following tables present our revenue for the three-month periods ended January 31, 2021 and February 2, 2020, disaggregated by product type, geographic origin, and timing of recognition.

	Three Months Ended
Revenue by Product Type	January 31, 2021	February 2, 2020
IC
High-end	$36,780	$41,041
Mainstream	68,176	65,937

Total IC	$104,956	$106,978

FPD
High-end	$34,645	$39,770
Mainstream	12,466	12,988

Total FPD	$47,111	$52,758

	$152,067	$159,736

	Three Months Ended
Revenue by Geographic Origin	January 31, 2021	February 2, 2020
Taiwan	$56,590	$66,114
Korea	38,783	40,736
United States	26,604	25,067
China	20,997	19,900
Europe	8,575	7,543
All other Asia	518	376

	$152,067	$159,736

	Three Months Ended
Revenue by Timing of Recognition	January 31, 2021	February 2, 2020
Over time	$141,284	$137,696
At a point in time	10,783	22,040
	$152,067	$159,736

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

Product Warranties

Our photomasks are sold under warranties that generally range from one to twenty-four months. We warrant that our photomasks conform to customer specifications, and will typically repair, replace, or issue a refund for (at our option) any photomasks that fail to do so. The warranties do not represent separate performance obligations in our revenue contracts. Historically, customer claims under warranties have been immaterial.

NOTE 8 - LEASES

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

We recognize leases on our consolidated balance sheet when a lessor makes an asset underlying a lease having a term in excess of twelve months available for our use. The present value of lease payments over the term of the lease, which is determined using our incremental borrowing rate for collateralized loans at the commencement date of the lease, provides the basis for the initial measurement of right-of-use assets and their related lease liabilities. Variable lease payments, other than those that are dependent on an index or on a rate, are not included in the measurement of right-of-use (ROU) assets and their related lease liabilities. Lease terms will include extension periods if the lease agreement includes an option to extend the lease that we are reasonably certain to exercise. As allowed under ASC Topic 842 – “Leases” we have elected, for all classes of assets, the practical expedient to not separate lease components of a contract from nonlease components of a contract.

In December 2020, we entered into a five-year $35.6 million finance lease for a high-end lithography tool. Monthly payments on the lease, which commenced in January 2021, increase from $0.04 million after the first three months to $0.6 million for the following nine months, followed by forty-eight monthly payments of $0.5 million. As of the due date for the forty-eighth monthly payment, we may exercise an early buy-out option to purchase the tool at 39.84% of its original cost. If we do not exercise the early buy-out option, then at the end of the five-year lease term, at our option, we may return the tool, elect to extend the lease term for a period and a lease payment to be agreed with lessor at the time, or purchase the tool for its then-fair market value as determined by the lessor. Since we are reasonably certain that we will exercise the early buy-out option, we have classified the lease as a finance lease. The interest rate of the lease, which is the rate implicit in the lease, is 1.14%.

 In February 2021, we entered into a five-year $7.2 million finance lease for a high-end inspection tool. Monthly payments on the lease, which commenced in February 2021, are $0.1 million per month. Upon the payment of the fiftieth monthly payment and prior to payment of the fifty-first monthly payment, we may exercise an early buy-out option to purchase the tool at 33.684638% of its original cost. If we do not exercise the early buy-out option, then at the end of the five-year lease term, the lease shall continue to renew on a month-to-month basis at the same rental; at our option, after the original term or any renewal periods, we may return the tool, elect to extend the lease, or purchase the tool at its fair market value. Since we are reasonably certain that we will exercise the early buy-out option, we have classified the lease as a finance lease. The interest rate of the lease, which is the rate implicit in the lease, is  1.09%.

The following table provides information on operating and finance leases included in our consolidated balance sheets.

Classification	January 31, 2021	October 31, 2020
ROU Assets – Operating Leases
Other assets	$7,517	$7,706

ROU Assets – Finance Leases
Property, plant and equipment	$35,560	$-

Lease Liabilities – Operating Leases
Accrued liabilities	$2,282	$2,175
Other liabilities	4,792	5,008
	$7,074	$7,183

Lease Liabilities – Finance Leases
Current portion of long-term debt	$5,819	$-
Long-term debt	29,741	-
	$35,560	$-

The following table presents future lease payments under noncancelable operating and finance leases as of January 31, 2021. Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.

	Operating Leases	Finance Lease
Remainder of fiscal year 2021	$1,814	$4,506
2022	2,306	6,054
2023	1,311	5,760
2024	783	5,760
2025	639	14,661
Thereafter	550	-
Total lease payments	7,403	36,741
Imputed interest	329	1,181
Lease liabilities	$7,074	$35,560

The following table presents lease costs for the three-month periods ended January 31, 2021 and February 2, 2020.

	Three Months Ended
	January 31, 2021	February 2, 2020
Operating lease costs	$664	$1,178
Short-term lease costs	$46	$122
Variable lease costs	$144	$-
Interest on lease liabilities	$35	$-
Amortization of ROU assets	$-	$-

Presented below is other information related to our operating and finance leases.

	Three Months Ended
Supplemental cash flows information:	January 31, 2021	February 2, 2020
Operating cash flows used for operating leases	$603	$1,885
Operating cash flows used for finance leases	$35	$-
Financing cash flows used for finance leases	$-	$-
ROU assets obtained in exchange for operating lease obligations	$267	$282
ROU assets obtained in exchange for finance lease obligations	$35,560	$-

	As of
	January 31, 2021		October 31, 2020
Classification	Weighted-average remaining lease term (in years)	Weighted-average discount rate	Weighted-average remaining lease term (in years)	Weighted-average discount rate
Operating leases	3.9	2.37%	4.1	2.37%
Finance lease	3.9	1.14%	-	-

NOTE 9 - SHARE-BASED COMPENSATION

In March 2016, shareholders approved a new equity incentive compensation plan (the “Plan”), under which incentive stock options, non-qualified stock options, stock grants, stock-based awards, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and other stock or cash awards may be granted. Shares to be issued under the Plan may be authorized and unissued shares, issued shares that have been reacquired by us (in the open-market or in private transactions), or a combination thereof. The maximum number of shares of common stock approved that may be issued under the Plan is four million shares. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of Photronics or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. Total share-based compensation costs for the three-month periods ended January 31, 2021 and February 2, 2020, were $1.3 million and $1.4 million, respectively. No share-based compensation cost was capitalized as part of an asset during the periods presented, and related income tax benefits were not material during those periods.

Restricted Stock

We periodically grant restricted stock awards, the restrictions on which typically lapse over a service period of one to four years. The fair value of the awards is determined on the date of grant, based on the closing price of our common stock. There were 541,200 restricted stock awards granted during the three-month period ended January 31, 2021, with a weighted-average grant-date fair value of $11.13 per share, and there were 522,000 restricted stock awards granted during the three-month period ended February 2, 2020, with a weighted-average grant-date fair value of $15.26 per share. As of January 31, 2021, the total compensation cost not yet recognized related to unvested restricted stock awards was approximately $10.6 million. That cost is expected to be recognized over a weighted-average amortization period of 3.0 years. As of January 31, 2021, there were 1,059,001 shares of restricted stock outstanding.

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

There were no share options granted during the three-month period ended January 31, 2021, or the three-month period ended February 2, 2020. The Company received cash from option exercises of $0.7 million and $2.8 million for the three-month periods ended January 31, 2021 and February 2, 2020, respectively. As of January 31, 2021, the total unrecognized compensation cost related to unvested option awards was approximately $0.3 million. That cost is expected to be recognized over a weighted-average amortization period of 1.6 years.

Information on outstanding and exercisable option awards as of January 31, 2021, is presented below.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 31, 2021	1,524,777	$9.39	4.6 years	$2,954

Exercisable at January 31, 2021	1,412,200	$9.40	4.3 years	$2,747

NOTE 10 - INCOME TAXES

We calculate our provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period.

The effective tax rate of 23.6% in the three-month period ended January 31, 2021 differs from the U.S. statutory rate of 21% primarily due to the non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances and non-U.S. pre-tax income being taxed at higher statutory rates in the non-U.S. jurisdictions that were partially offset by the benefits of investment credits in a foreign jurisdiction.

The effective tax rate of 45.4% differs from the U.S. statutory rate of 21.0% in the three-month period ended February 2, 2020, primarily due to the non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances, and the establishment of a valuation allowance for a loss carryforward in a non-U.S. jurisdiction, which were partially offset by the benefit of a tax holiday and investment credits in certain foreign jurisdictions.

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

Unrecognized tax benefits related to uncertain tax positions were $2.6 million and $2.7 million at January 31, 2021 and October 31, 2020, respectively, of which $1.9 million and $2.0 million, if recognized, would favorably impact the Company’s effective tax rate. Accrued interest and penalties related to unrecognized tax benefits was $0.1 million at January 31, 2021 and October 31, 2020. Although the timing of the expirations of statutes of limitations may be uncertain, as they can be dependent upon the settlement of tax audits, the Company believes that the amount of uncertain tax positions (including interest and penalties, and net of tax benefits) that may be resolved over the next twelve months is immaterial. Resolution of these uncertain tax positions may result from either or both the lapses of statutes of limitations and tax settlements. The Company is no longer subject to tax authority examinations in the U.S. and major foreign or state jurisdictions for years prior to fiscal year 2015.

We were granted a five-year tax holiday in Taiwan that expired on December 31, 2019. This tax holiday reduced foreign taxes by $0.1 million in the three-month period ended February 2, 2020; per share impact was immaterial.

NOTE 11 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented below.

	Three Months Ended
	January 31, 2021	February 2, 2020
Net income attributable to Photronics, Inc. shareholders	$8,036	$10,300
Effect of dilutive securities	-	-

Earnings used for diluted earnings per share	$8,036	$10,300

Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	62,475	65,554
Effect of dilutive securities:
Share-based payment awards	530	895

Potentially dilutive common shares	530	895

Weighted-average common shares used for diluted earnings per share	63,005	66,449

Basic earnings per share	$0.13	$0.16
Diluted earnings per share	$0.13	$0.16

The table below illustrates the outstanding weighted-average share-based payment awards that were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be antidilutive.

	Three Months Ended
	January 31, 2021	February 2, 2020
Share-based payment awards	826	173

Total potentially dilutive shares excluded	826	173

NOTE 12 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following tables set forth the changes in our accumulated other comprehensive income by component (net of tax of $0) for the three-month periods ended January 31, 2021 and February 2, 2020.

	Three Months Ended January 31, 2021
	Foreign Currency Translation Adjustments	Other	Total
Balance at October 31, 2020	$18,828	$(870)	$17,958
Other comprehensive (loss) income	18,289	(1)	18,288
Less: other comprehensive income attributable to noncontrolling interests	4,217	-	4,217

Balance at January 31, 2021	$32,900	$(871)	$32,029

	Three Months Ended February 2, 2020
	Foreign Currency Translation Adjustments	Other	Total
Balance at October 31, 2019	$(8,331)	$(674)	$(9,005)
Other comprehensive (loss) income	(1,564)	17	(1,547)
Less: other comprehensive income attributable to noncontrolling interests	1,181	9	1,190

Balance at February 2, 2020	$(11,076)	$(666)	$(11,742)

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

The fair values of our cash and cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying values due to their short-term maturities. The fair values of our variable rate debt instruments are a Level 2 measurement and approximate their carrying values due to the variable nature of the underlying interest rates. We did not have any assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at January 31, 2021 or October 31, 2020.

NOTE 14 - SHARE REPURCHASE PROGRAMS

In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act of 1933 (as amended) (the “Securities Act”). The company commenced repurchasing shares under this authorization on September 16, 2020. All of the 1.7 million shares repurchased under this authorization prior to November 1, 2020, were retired in fiscal 2020; the table below presents information on this repurchase program.

	Three Months Ended January 31, 2021	From Inception Date of September 16, 2020
Number of shares repurchased	1,222	2,952

Cost of shares repurchased	$13,209	$30,709

Average price paid per share	$10.81	$10.40

In August 2019, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. This repurchase program was terminated in March of 2020. All of the shares repurchased under this program have been retired. The table below presents information on this repurchase program.

	Three Months Ended February 2, 2020	From Inception Date of September 25, 2019
Number of shares repurchased	916	1,911

Cost of shares repurchased	$11,000	$22,000

Average price paid per share	$12.01	$11.51

NOTE 15 - COMMITMENTS AND CONTINGENCIES

As of January 31, 2021, the Company had commitments outstanding for capital expenditures of approximately $68.9 million, primarily for purchases of high-end equipment.

The Company’s wholly owned subsidiary in South Korea has been involved in litigation regarding a 2016 informational tax filing for its non-South Korean bank accounts that was not timely made under a then recently issued presidential decree. A fine (based solely on the amount in such accounts) in the amount of $2.2 million was assessed against our subsidiary. Our subsidiary appealed the fine on the grounds that it was not required to make the tax filing, and such appeal was pursued up to the Supreme Court in South Korea. Under South Korean law, the tax authorities were entitled to pursue the matter in both civil and criminal courts simultaneously, with the proviso that any criminal fine imposed would act to dismiss any civil fine. The prosecutor recommended a fine of $0.03 million. The civil matter has subsequently been dismissed. Photronics was notified on March 12, 2020, that the Supreme Court rendered a decision against our subsidiary on the issue of whether our subsidiary was required to make the tax filing and remanded the case to the appellate court for determination of the fine. We are awaiting a trial date from the appellate court. Prior to the Supreme Court decision, our assessment was that the possibility of a fine was deemed remote, based on advice of local counsel and the subsequent judgments in the lower courts having been in our favor. Our estimate of the possible range of loss is $0.03 million to $2.2 million with the most likely amount being $0.03 million (based on the prosecutor’s recommendation). Accordingly, during the three-month period ended May 3, 2020, we accrued a contingent loss of $0.03 million. It is reasonably possible that the estimated loss will change in the near term. Our maximum exposure to loss in excess of amounts accrued is $2.17 million. The imposition of the fine will not have a material impact on our financial position or financial performance.

We are subject to various other claims that arise in the ordinary course of business. We believe that our potential liability under such claims, individually or in the aggregate, will not have a material effect on the consolidated financial statements.

NOTE 16 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Updates Adopted

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses”, the main objective of which is to provide more useful information about expected credit losses on financial instruments and other commitments of an entity to extend credit. In support of this objective, the ASU replaces the incurred loss impairment methodology, found in current GAAP, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU requires a cumulative-effect adjustment as of the beginning of the first reporting period in which the guidance is adopted. ASU 2016-13 was effective for Photronics in its first quarter of fiscal year 2021. We adopted ASU 2016-13 on November 1, 2020; the effect of the adoption was immaterial.
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

Overview

Management's discussion and analysis ("MD&A") of the Company's financial condition, results of operations and outlook should be read in conjunction with its condensed consolidated financial statements and related notes. Various segments of this MD&A contain forward-looking statements, all of which are presented based on current expectations, which may be adversely affected by uncertainties and risk factors (presented throughout this filing and in the Company's Annual Report on Form 10-K for fiscal 2020), that may cause actual results to materially differ from these expectations.

We sell substantially all of our photomasks to semiconductor designers and manufacturers, and manufacturers of FPDs. Photomask technology is also being applied to the fabrication of other higher-performance electronic products such as photonics, microelectronic mechanical systems and certain nanotechnology applications. Our selling cycle is tightly interwoven with the development and release of new semiconductor and display designs and applications, particularly as they relate to the semiconductor industry's migration to more advanced product innovation, design methodologies, and fabrication processes. The demand for photomasks primarily depends on design activity rather than sales volumes from products manufactured using photomask technologies. Consequently, an increase in semiconductor or display sales does not necessarily result in a corresponding increase in photomask sales. However, the reduced use of customized ICs, reductions in design complexity, other changes in the technology or methods of manufacturing or designing semiconductors, or a slowdown in the introduction of new semiconductor or display designs could reduce demand for photomasks ‒ even if the demand for semiconductors and displays increases. Advances in semiconductor, display, and photomask design and production methods that shift the burden of achieving device performance away from lithography could also reduce the demand for photomasks. Historically, the microelectronic industry has been volatile, experiencing periodic downturns and slowdowns in design activity. These downturns have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices, with a concomitant effect on revenue and profitability.

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

Recent Developments

In December 2020, we entered into a five-year $35.6 million finance lease for a high-end lithography tool. Monthly payments on the lease, which commenced in January 2021, increase from $0.04 million after the first three months to $0.6 million for the following nine months, followed by forty-eight monthly payments of $0.5 million. As of the due date for the forty-eighth monthly payment, we may exercise an early buy-out option to purchase the tool at 39.84% of its original cost. If we do not exercise the early buy-out option, then at the end of the five-year lease term, at our option, we may return the tool, elect to extend the lease term for a period and a lease payment to be agreed with lessor at the time, or purchase the tool for its then-fair market value as determined by the lessor. Since we are reasonably certain that we will exercise the early buy-out option, we have classified the lease as a finance lease. The interest rate of the lease, which is the rate implicit in the lease, is 1.14%.

In February 2021, we entered into a five-year $7.2 million finance lease for a high-end inspection tool. Monthly payments on the lease, which commenced in February 2021, are $0.1 million per month. Upon the payment of the fiftieth monthly payment and prior to payment of the fifty-first monthly payment, we may exercise an early buy-out option to purchase the tool at 33.684638% of its original cost. If we do not exercise the early buy-out option, then at the end of the five-year lease term, the lease shall continue to renew on a month-to-month basis at the same rental; at our option, after the original term or any renewal periods, we may return the tool, elect to extend the lease, or purchase the tool at its fair market value. Since we are reasonably certain that we will exercise the early buy-out option, we have classified the lease as a finance lease. The interest rate of the lease, which is the rate implicit in the lease, is 1.09%.

In the fourth quarter of fiscal 2020, we were approved to borrow 200 million Chinese renminbi (RMB) (approximately $30.9 million, at the balance sheet date) from the China Construction Bank Corporation. We received initial proceeds of 41 million RMB (approximately $6.3 million, at the balance sheet date) against this approval in November 2020. Please see Note 6 to the condensed consolidated financial statements for additional information on this loan.

In the fourth quarter of fiscal 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act of 1933 (as amended) (“the Securities Act”). See Note 14 of the condensed consolidated financial statements for additional information on this repurchase program.

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

In the fourth quarter of fiscal 2019, upon our request, a financing entity made an advance payment of $3.5 million to an equipment vendor. We entered into a Master Lease Agreement (“MLA”) with this financing entity, which became effective in July 2019. The MLA enables us to request advance payments or other funds to finance equipment to be leased or purchased in the U.S. In connection with this MLA, we have been approved for financing of $35 million for the purchase of a high-end lithography tool. As discussed above, we entered into a lease agreement for the related equipment in the first quarter of fiscal 2021.

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

Results of Operations
Three-Months ended January 31, 2021

The following table presents selected operating information expressed as a percentage of revenue. The columns may not foot due to rounding.

	Three Months Ended
	January 31, 2021	October 31, 2020	February 2, 2020

Revenue	100.0%	100.0%	100.0%
Cost of goods sold	79.9	78.6	78.3

Gross margin	20.1	21.4	21.7
Selling, general and administrative expenses	9.2	8.6	8.9
Research and development expenses	3.1	2.8	2.6

Operating income	7.7	10.0	10.2
Other income (expense), net	0.4	(1.9)	2.3

Income before income tax provision	8.2	8.1	12.5
Income tax provision	1.9	2.3	5.7

Net income	6.3	5.8	6.8
Net income attributable to noncontrolling interests	1.0	1.5	0.4

Net income attributable to Photronics, Inc. shareholders	5.3%	4.3%	6.4%

Note: All the following tabular comparisons, unless otherwise indicated, are for the three-months ended January 31, 2021 (Q1 FY21), October 31, 2020 (Q4 FY20), and February 2, 2020 (Q1 FY20).

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

The following tables present changes in disaggregated revenue in Q1 FY21 from revenue in prior reporting periods. Columns may not total due to rounding.

Quarterly Changes in Revenue by Product Type

	Q1 FY21 from Q4 FY20			Q1 FY21 from Q1 FY20
	Revenue in Q1 FY21*	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change

IC
High-end *	$36.8	$(1.4)	(3.6)%	$(4.3)	(10.4)%
Mainstream	68.2	0.4	0.6%	2.2	3.4%

Total IC	$105.0	$(1.0)	(0.9)%	$(2.0)	(1.9)%

FPD
High-end *	$34.6	$3.3	10.7%	$(5.1)	(12.9)%
Mainstream	12.5	0.4	3.4%	(0.5)	(4.0)%

Total FPD	$47.1	$3.7	8.6%	$(5.6)	(10.7)%

Total Revenue	$152.1	$2.8	1.9%	$(7.7)	(4.8)%

* High-end photomasks typically have higher average selling prices (ASPs) than mainstream products.

Quarterly Changes in Revenue by Geographic Origin

	Q1 FY21 from Q4 FY20			Q1 FY21 from Q1 FY20
	Revenue in Q1 FY21	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change

Taiwan	$56.6	$0.0	(0.1)%	$(9.5)	(14.4)%
Korea	38.8	2.2	6.1%	(2.0)	(4.8)%
United States	26.6	(0.1)	(0.3)%	1.5	6.1%
China	21.0	0.0	0.0%	1.1	5.5%
Europe	8.6	0.6	8.0%	1.0	13.7%
Other	0.5	0.0	10.4%	0.1	37.8%

	$152.1	$2.8	1.9%	$(7.7)	(4.8)%

Revenue increased 1.9% in Q1 FY21, compared with Q4 FY20, as FPD demand rose 8.6%, primarily due to increased demand for AMOLED masks for new mobile displays. The increased demand was primarily the result of alternative phone manufacturers filling the void that resulted from the U.S. Department of Commerce adding non-U.S. affiliates of Huawei Technologies Co., Ltd. to the prohibited entity list. The growth in AMOLED demand was somewhat offset by weaker demand for LCD masks, including G10.5+, as panel producers delayed releasing new designs, and focused on meeting favorable market trends with current products. IC revenue fell just under 1% from last quarter, as a result of decreased demand for high-end logic masks; this decline was somewhat mitigated by increased demand for high-end memory and mainstream masks. In addition, the productivity loss of a high-end lithography tool contributed to the decrease in IC revenue, as the tool repair was delayed as a result of vendor imposed travel restrictions.

Revenue decreased 4.8% in Q1 FY21, compared with Q1 FY20; IC demand declined 1.9%, due to weakened demand for high-end logic photomasks, while FPD demand fell 10.7%, primarily due to lower demand for G10.5+ displays, partially offset by an increase in demand for mobile display masks.

Gross Margin

	Three Months Ended
	Q1 FY21	Q4 FY20	Percent Change	Q1 FY20	Percent Change

Gross profit	$30.5	$31.9	(4.3)%	$34.6	(11.8)%
Gross margin	20.1%	21.4%		21.7%

Gross margin decreased by 1.3 percentage points in Q1 FY21, from Q4 FY20, primarily due to unfavorable product mix; as a result, material costs increased 1.3% as a percentage of revenue, with increases experienced in all regions, excepting the U.S. Labor costs also increased as a percentage of revenue, though at a more modest 0.8 percentage points, with the largest increases experienced in the U.S. and at our two Asia based joint ventures. These increases were partially mitigated by the 1.9% increase in revenue, and a 0.8 percentage point decrease in overhead costs, as a percentage of revenue.

Gross margin decreased by 1.6 percentage points in Q1 FY21, from Q1 FY20, primarily as a result of the 4.8% decrease in revenue in the current year quarter. Materials and labor costs both increased as a percent of revenue, rising 0.6 and 1.3 percentage points, respectively, thus contributing to the decreased gross margin. Overhead costs were down 0.3 percentage points to revenue from the prior year quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $14.1 million in Q1 FY21, compared with $12.8 million in Q4 FY20, and $14.2 million in Q1 FY20. The increase from Q4 FY20 was primarily the result of increased compensation and related expenses of $0.7 million; the balance of the net increase was spread across sundry expense categories. The decrease from the prior year quarter was the result of decreased travel expenses of $0.3 million, which were partially offset by increases in sundry expense categories, none of which were individually significant.

Research and Development Expenses

Research and development expenses consist of development efforts related to high-end process technologies for high-end IC and FPD applications, and were $4.7 million in Q1 FY21, compared with $4.1 million in both Q4 FY20 and Q1 FY20. The increase in the current quarter from both comparative quarters was primarily the result of increased development activities in the U.S.

Other Income (Expense)

	Three Months Ended
	Q1 FY21	Q4 FY20	Q1 FY20
Foreign currency transactions (losses) gains, net	$1.4	$(2.2)	$4.7
Interest expense	(0.8)	(0.8)	(1.8)
Interest income and other income, net	0.1	0.1	0.8

Other income (expense)	$0.7	$(2.9)	$3.7

The favorable change in Other income (expense), net of $3.6 million, from a net expense of $2.9 million in Q4 FY20, to net income of $0.7 million in Q1 FY21, was primarily due to $3.8 million less unfavorable foreign currency exchange losses of the South Korean won against the U.S. dollar. The decrease in Other income (expense), net of $3.0 million, from net income of 3.7 million in Q1 FY20 to $0.7 million in Q1 FY21, was primarily attributable to the effect of our recognizing $2.1 million of net foreign currency exchange gains of the South Korean won against the U.S. dollar, in Q1 FY20, compared with our recognizing $2.1 million of net foreign currency exchange losses between those same currencies in Q1 FY21. The $4.2 million net unfavorable results of the South Korean won against the U.S. dollar were partially offset by a favorable net change in results between the RMB and the U.S. dollar, which increased by $2.5 million from $2.5 million in Q1 FY20 to $5.0 million in Q1 FY21. Year-over-year interest expense decreased by $1 million, from $1.8 million in Q1 FY20 to $0.8 million in Q1 FY21, primarily as a result of interest we recorded on our loans in China. The majority of the interest on our China-based debt is eligible for reimbursements through subsidies, which we recognize upon receipt.

Income Tax Provision

	Three Months Ended
	Q1 FY21	Q4 FY20	Q1 FY20

Income tax provision	$2.9	$3.5	$9.1
Effective income tax rate	23.6%	28.8%	45.4%

The effective income tax rate is sensitive to the jurisdictional mix of earnings, due, in part, to the non-recognition of tax benefits on losses in jurisdictions with valuation allowances, where the tax benefit of the losses is not available.

The effective income tax rate decrease in Q1 FY21, compared with Q4 FY20, is primarily due to an increase in credits in a non-US jurisdiction in Q1 FY21.

The effective income tax rate decrease in Q1 FY21, compared with Q1 FY20, is primarily due to an increase in credits in a non-US jurisdiction in Q1 FY21, and the establishment of a valuation allowance for a non-U.S. based loss carryforward in Q1 FY20.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $1.5 million in Q1 FY21, as compared with $2.1 million in Q4 FY20, and was primarily the result of decreased net income at our Taiwan-based IC facility. Net income attributable to noncontrolling interests increased $0.8 million in Q1 FY21 from $0.6 million in Q1 FY20; the net increase was attributable to a decreased loss at our China-based IC facility, which was partially offset by decreased income at our Taiwan-based IC facility.

Liquidity and Capital Resources

We had cash and cash equivalents of $278.5 million at the end of Q1 FY21, compared with $278.7 million at the end of fiscal 2020. The net decrease of $0.1 million is primarily attributable to:

-	$26.3 million provided by operating activities;
-	$6.2 million received from borrowings in China;
-	$17.5 million paid for property, plant, and equipment;
-	$13.2 million used to repurchase our common stock;
-	$7.8 million repayments of debt;
-	$5.2 million positive effects of currency rate changes on our cash.

Our working capital at the end of Q1 FY21 was $360.6 million, compared with $357.2 million at the end of fiscal 2020. The $3.4 million net increase is primarily attributable to the following increases (decreases) in working capital:

-
Increased accounts receivable of $5.2 million, the predominance of which arose at our Korea-based facility, as a result of a comparative late-in-the-quarter increase in shipments to Korean customers, and at our Taiwan-based IC facility, as a result of increased shipments to two China-based customers;

-	Increased current portion of long-term debt of $(8.0) million, which was primarily the result of a new $6.2 million borrowing in China;
-	Decreased accounts payable of $4.5 million, $3.8 million of which was the result of a reduction in payables for capital assets;
-	Increased value added taxes receivable of $2.0 million.

The net cash provided by operating activities of $26.3 million in Q1 FY21 was a $4.5 million decrease from $30.8 million provided in Q1 FY20. The net decrease was due primarily to the following:

-	Decreased net income of $1.4 million in Q1 FY21;
-	Decreased non-cash add backs to net income, including depreciation, share-based compensation and deferred income taxes of $3.1 million;
-
Cash positive comparative changes in our accounts receivable balances of $4.7 million, which primarily resulted from changes in the accounts receivable balances at our China-based sites, which commenced operations in fiscal 2019;

-	A comparative increase in value added tax prepayments of $3.9 million (predominantly arising in China), and a comparative decrease in value added tax payables of $3.8 million;
-	A comparative decrease in inventory growth of $3.5 million, primarily experienced in the U.S. and Korea.

Net cash used in investing activities was $17.2 million in Q1 FY21, an increase of $5.7 million from the $11.5 million used in Q1 FY20. The net increase was primarily attributable to increased capital expenditures of $3.7 million, and decreased government incentives received of $2.0 million.

Net cash flows used in financing activities increased from funds used of $7.6 million in Q1 FY20 to $14.4 million used in Q1 FY21. Significant components of the $6.7 million net increase were:

-	$5.1 million increased proceeds from debt;
-	$(2.2) million increased purchases of treasury stock;
-	$(7.4) million increase in debt repayments;
-	$(2.1) million less proceeds received from share-based arrangements.

As of January 31, 2021 and October 31, 2020, our total cash and cash equivalents included $197.8 million and $218.0 million, respectively, held by our foreign subsidiaries. The majority of earnings of our foreign subsidiaries are considered to be indefinitely reinvested. Repatriation of these funds to the U.S. may subject them to U.S. state income taxes and local country withholding taxes in certain jurisdictions. Furthermore, our foreign subsidiaries continue to grow through the reinvestment of earnings in additional manufacturing capacity and capability, particularly in the high-end IC and FPD areas.

Since we operate in a high fixed cost environment, our liquidity is highly dependent on our revenue, cash conversion cycle, and the timing of our capital expenditures (which can vary significantly from period to period). We believe that our cash on hand, cash generated from operations, and amounts available to borrow will be sufficient to meet our cash requirements for the next twelve months. However, depending on conditions in the semiconductor and display markets, our cash flows from operations and current holdings of cash may not be adequate to meet our current and long-term needs for capital expenditures, operations and debt repayments. Historically, in certain years, we have used external financing to fund these needs. Due to conditions in the credit markets and covenant restrictions on our existing debt, some financing instruments we have used in the past may not be available to us when required. Consequently, we cannot assure that additional sources of financing would be available to us on commercially favorable terms, should our long-term cash requirements exceed our existing cash and cash available under our corporate credit agreement (which is discussed in Note 6 to the condensed consolidated financial statements). Please also refer to Financing Related Risk Factors in our fiscal 2020 annual report on Form 10-K.

As of January 31, 2021, we had outstanding capital commitments of approximately $69 million. We intend to finance our capital expenditures with our working capital, contributions from our joint venture partners, cash generated from operations and, if necessary, additional borrowings.

Off-Balance Sheet Arrangements

In January 2018, Photronics, through its wholly owned Singapore subsidiary, and DNP, through its wholly owned subsidiary “DNP Asia Pacific PTE, Ltd.” entered into a joint venture under which DNP obtained a 49.99% interest in our IC business in Xiamen, China. The joint venture, known as “Xiamen American Japan Photronics Mask Co., Ltd.” (“PDMCX”), was established to develop and manufacture photomasks for leading edge and advanced generation semiconductors. Under the joint venture’s operating agreement, DNP is afforded, under certain circumstances, the right to put its interest in PDMCX to Photronics. These circumstances include disputes regarding the strategic direction of PDMCX that may arise after the initial two-year term of the Agreement that cannot be resolved between the two parties. As of the date of issuance of this report, DNP had not indicated its intention to exercise this right. In addition, both Photronics and DNP have the option to purchase, or put, their interest from, or to, the other party, should their ownership interest fall below 20% for a period of more than six consecutive months. Under all such circumstances, the sales of ownership interests would be at the exiting party’s ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance. Should DNP exercise an option to put their, or purchase our, interest in PDMCX we may, depending on the relationship of the fair and book value of PDMCX’s net assets, incur a loss. As of January 31, 2021, Photronics and DNP each had net investments in PDMCX of $56.8 million.

Business Outlook

While we, as always, caution that our outlook, due to our short backlog (which typically does not exceed two weeks) is limited, we reaffirm our Q4 FY20 expectation for revenue to increase, as a percentage of FY20 revenue, in the high single digits. We also continue to anticipate that operating profit will grow at a rate similar to the 23% increase we experienced in FY20. The bases of our expectations include growth for both IC and FPD in FY2021. IC growth drivers include added capacity across our global operations including the completion of Phase 1 of our China IC facility ramp (which we expect to begin generating revenue in Q2 FY21, and to ramp up over the succeeding quarters), growing demand for semiconductor masks in China, a recovery in high-end IC logic, continued strength in mainstream IC, and increased demand in the IC memory space. For FPD, we expect the increased demand for AMOLED displays to continue throughout the year; this, along with the expected transition from LCD to OLED displays, or alternative advanced screen technologies, for ultra-large screen TVs will result in increased demand for more critical layer photomasks, consequently increasing our FPD revenue. To support this foreseen increase in demand for high-end display masks, we have invested in three additional FPD write tools. We are also encouraged by the widening availability of recently developed coronavirus vaccines, as we think this supports a reasonable expectation that supply chain disruptions and travel restrictions will continue to be eased over the next several quarters, concomitantly reducing the impediments to growth they represented in FY20.

The impact, if any, on our business of changing geopolitical conditions, such as U.S.-China trade relations, tensions between the Republic of South Korea and Japan, and the effects of the United Kingdom exiting the European Union cannot be predicted. However, we believe the recent change in leadership in the U.S. may lead to an improvement in its trade relationship with China, including the possible removal of sanctions on some Chinese enterprises, as well as a reduction in the likelihood of the impositions of additional sanctions.

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

Our primary net foreign currency exposures as of January 31, 2021, included the South Korean won, the Japanese yen, the New Taiwan dollar, the Chinese renminbi, the Singapore dollar, the British pound sterling, and the euro. As of that date, a 10% adverse movement in the value of currencies different than the functional currencies of our subsidiaries would have resulted in a net unrealized pre-tax loss of $32.5 million, which represents an increase of $0.6 million from our exposures at October 31, 2020. Our most significant exposures at January 31, 2021, related to both the Chinese renminbi and the South Korean won exposures to the U.S. dollar, which were $12.6 million and $11.8 million, respectively, at that date. We do not believe that a 10% change in the exchange rates of non-US dollar currencies, other than the aforementioned currencies and the Japanese Yen, would have had a material effect on our January 31, 2021, condensed consolidated financial statements.

Interest Rate Risk

A 10% adverse movement in the interest rates on our variable rate borrowings would not have had a material effect on our January 31, 2021 condensed consolidated financial statements.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2021.  We have established and currently maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on an evaluation of our disclosure controls and procedures as of January 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting as discussed below.

Based on our prior assessment as of October 31, 2020, management concluded that our internal control over financial reporting was not effective due to a material weakness relating to the accuracy and completeness of information used in monitoring compliance with covenants stipulated by the Company’s debt agreements. This material weakness has not been remediated as of January 31, 2021.

Notwithstanding this material weakness, our management, including our chief executive officer and chief financial officer, has concluded that our financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.

Remediation of Material Weakness

Our management is committed to maintaining a strong internal control environment and implementing measures designed to help ensure that the material weakness is remediated as soon as possible. Management is in the process of designing and implementing a remediation plan to address the material weaknesses referred to above.

Changes in Internal Control over Financial Reporting

Except for changes made in connection with our implementation of the remediation efforts mentioned above, there have been no other changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Please refer to Note 15 within Item 1 of this report for information on legal proceedings involving the Company.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act of 1933 (as amended) (“the Securities Act”). The share repurchase program commenced on September 14, 2020, and all 1.7 million shares repurchased under this program during fiscal 2020, were retired in October 2020.

	Total Number of Shares Purchased (in millions)	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program (in millions)	Dollar Value of Shares That May Yet Be Purchased (in millions)

Period
November 1, 2020 – November 29, 2020	0.5	$10.60	0.5	$77.2
November 30, 2020 – December 27, 2020	0.5	$10.95	0.5	$71.7
December 28, 2020 – January 31, 2021	0.2	$10.99	0.2	$69.3
Total	1.2	$10.81	1.2

In August 2019, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. This repurchase program was terminated on March 20, 2020. All shares repurchased under this program were retired in the year of their repurchase.

	Total Number of Shares Purchased (in millions)	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program (in millions)	Dollar Value of Shares That May Yet Be Purchased (in millions)

Period
November 1, 2019 – December 2, 2019	0.9	$12.01	0.9	$78.0
February 3, 2020 – March 1, 2020	0.1	$12.37	0.1	$77.0
March 2, 2020 – March 29, 2020	0.5	$10.48	0.5	$0.0
Total	1.5	$11.54	1.5

Item 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

10.40	Master Lease Agreement between Banc of America Leasing & Capital, LLC and Photronics, Inc. dated July 25, 2019, and Schedule 1 thereto, dated February 8, 2021					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ JOHN P. JORDAN	By:	/s/ ERIC RIVERA
	JOHN P. JORDAN		ERIC RIVERA
	Executive Vice President,		Vice President,
	Chief Financial Officer		Corporate Controller
	(Principal Financial Officer)		(Principal Accounting Officer)

Date: March 10, 2021		Date: March 10, 2021