Form 10-Q
period 2021-05-02
PHOTRONICS INC
filed 2021-06-09
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2021
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

Common stock: $0.01 par value – 61,979,000 shares outstanding as of May 21, 2021.

PHOTRONICS, INC.
QUARTERLY REPORT ON FORM 10-Q
MAY 2, 2021

Glossary of Terms and Acronyms

Definitions of certain terms and acronyms that appear in this report are provided below.

AMOLED	Active-matrix organic light-emitting diode. A technology used in mobile devices.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
DNP	Dai Nippon Printing Co., Ltd.
Exchange Act	The Securities Exchange Act of 1934 (as amended)
FASB	Financial Accounting Standards Board
Form 10-K	Annual Report on Form 10-K
Form 10-Q	Quarterly Report on Form 10-Q
FPDs	Flat-panel displays, or “displays”
High-end (photomasks)	For IC, photomasks that are 28nm or smaller; for FPD, AMOLED, G10.5+, and LTPS photomasks.
ICs	Integrated circuits, or semiconductors
LIBOR	London Inter-Bank Offered Rate
LTPS
Low-Temperature Poly Silicon, a polycrystalline silicon synthesized at relatively low temperatures; polycrystalline silicon in thin-film transistors (TFTs) are used in liquid-crystal displays (LCD) flat panels and to drive organic light-emitting diode (OLED) displays.

MLA	Master Lease Agreement
PDMCX	Xiamen American Japan Photronics Mask Co., Ltd., a joint venture of Photronics and DNP.
RMB	Chinese renminbi
ROU (assets)	Right-of-use asset
SEC	Securities and Exchange Commission
Securities Act	The Securities Act of 1933 (as amended)

Forward-Looking Statements

This Form 10-Q contains forward-looking statements, as defined by the SEC. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by us, or on our behalf. Forward-looking statements are statements other than statements of historical fact, including, without limitation, those statements that include such words as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans”, “predicts”, and similar expressions, and, without limitation, may address our future plans, objectives, goals, strategies, events, or performance, as well as underlying assumptions and other statements that are other than statements of historical facts. On occasion, in other documents filed with the SEC, press releases, conferences, or by other means, we may discuss, publish, disseminate, or otherwise make available, forward-looking statements, including statements contained within Item 2 – “Management’s Discussion & Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including, without limitation, management’s examination of historical operating trends, information contained in our records, and information we’ve obtained from other parties. However, we can offer no assurance that our expectations, beliefs, or projections will be realized, accomplished or achieved.

Forward-looking statements within this Form 10-Q speak only as of the date of its filing, and we undertake no obligation to update any such statements to reflect changes in events or circumstances that may subsequently occur. Users of this Report are cautioned that various factors may cause actual results to differ materially from those contained in any forward-looking statements found within this Form 10-Q and that they should not place undue reliance on any forward-looking statement. In addition, all forward-looking statements, whether written or oral and whether made by us or on our behalf, are expressly qualified by the risk factors provided in Item 1A “Risk Factors” of our Form 10-K, as well as any additional risk factors we may provide in our Quarterly Reports on Form 10-Q.

PART I.	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	May 2, 2021	October 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$255,965	$278,665
Accounts receivable, net of allowance for credit losses of $1,356 in 2021 and $1,324 in 2020	143,923	134,470
Inventories	56,384	57,269
Other current assets	39,336	29,735

Total current assets	495,608	500,139

Property, plant and equipment, net	717,426	631,475
Intangible assets, net	1,356	3,437
Deferred income taxes	22,591	22,070
Other assets	29,008	31,061
Total assets	$1,265,989	$1,188,182

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$-	$4,708
Current portion of long-term debt	25,658	8,970
Accounts payable	83,292	75,378
Accrued liabilities	50,337	53,883

Total current liabilities	159,287	142,939

Long-term debt	88,444	54,980
Other liabilities	27,441	27,997

Total liabilities	275,172	225,916
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 63,606 shares issued and 61,587 outstanding at May 2, 2021, and 63,138 shares issued and outstanding at October 31, 2020	636	631
Additional paid-in capital	511,215	507,336
Retained earnings	297,599	279,037
Treasury stock, 2,019 shares at May 2, 2021	(23,250)	-
Accumulated other comprehensive income	35,192	17,958

Total Photronics, Inc. shareholders' equity	821,392	804,962
Noncontrolling interests	169,425	157,304

Total equity	990,817	962,266

Total liabilities and equity	$1,265,989	$1,188,182

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 2, 2021	May 3, 2020	May 2, 2021	May 3, 2020

Revenue	$159,763	$142,774	$311,830	$302,510

Cost of goods sold	120,514	112,341	242,052	237,475

Gross profit	39,249	30,433	69,778	65,035

Operating expenses:

Selling, general and administrative	14,067	13,267	28,120	27,486

Research and development	4,375	4,462	9,085	8,541

Total operating expenses	18,442	17,729	37,205	36,027

Operating income	20,807	12,704	32,573	29,008

Other income (expense):
Foreign currency transactions impact, net	(2,055)	(1,433)	(674)	3,304
Interest expense, net	1,246	775	423	(1,023)
Interest income and other income (expense), net	37	(293)	159	464

Income before income tax provision	20,035	11,753	32,481	31,753

Income tax provision	3,714	3,781	6,651	12,853

Net income	16,321	7,972	25,830	18,900

Net income attributable to noncontrolling interests	5,795	1,688	7,268	2,316

Net income attributable to Photronics, Inc. shareholders	$10,526	$6,284	$18,562	$16,584

Earnings per share:

Basic	$0.17	$0.10	$0.30	$0.25

Diluted	$0.17	$0.10	$0.30	$0.25

Weighted-average number of common shares outstanding:

Basic	62,054	64,937	62,265	65,246

Diluted	62,568	65,417	62,786	65,933

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	May 2, 2021	May 3, 2020	May 2, 2021	May 3, 2020

Net income	$16,321	$7,972	$25,830	$18,900

Other comprehensive income (loss), net of tax of $0:

Foreign currency translation adjustments	3,778	(2,405)	22,066	(3,970)

Other	21	1	21	19

Net other comprehensive income (loss)	3,799	(2,404)	22,087	(3,951)

Comprehensive income	20,120	5,568	47,917	14,949

Less: comprehensive income attributable to noncontrolling interests	6,431	2,742	12,121	4,560

Comprehensive income attributable to Photronics, Inc. shareholders	$13,689	$2,826	$35,796	$10,389

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Three Months Ended May 2, 2021
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Equity

	Common Stock
	Shares	Amount

Balance at January 31, 2021	63,506	$635	$508,974	$287,073	$(13,209)	$32,029	$162,994	$978,496

Net income	-	-	-	10,526	-	-	5,795	16,321
Other comprehensive income	-	-	-	-	-	3,163	636	3,799
Shares issued under equity plans	100	1	819	-	-	-	-	820
Share-based compensation expense	-	-	1,422	-	-	-	-	1,422
Purchase of treasury stock	-	-	-	-	(10,041)	-	-	(10,041)

Balance at May 2, 2021	63,606	$636	$511,215	$297,599	$(23,250)	$35,192	$169,425	$990,817

	Three Months Ended May 3, 2020
	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Loss	Interests	Equity

Balance at February 2, 2020	66,144	$661	$528,535	$264,222	$(11,000)	$(11,742)	$142,125	$912,801

Net income	-	-	-	6,284	-	-	1,688	7,972
Other comprehensive (loss) income	-	-	-	-	-	(3,458)	1,054	(2,404)
Shares issued under equity plans	71	1	362	-	-	-	-	363
Share-based compensation expense	-	-	1,220	-	-	-	-	1,220
Purchase of treasury stock	-	-	-	-	(5,894)	-	-	(5,894)
Contribution from noncontrolling interest	-	-	-	-	-	-	7,600	7,600

Balance at May 3, 2020	66,215	$662	$530,117	$270,506	$(16,894)	$(15,200)	$152,467	$921,658

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Six Months Ended May 2, 2021
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Equity

	Common Stock
	Shares	Amount

Balance at October 31, 2020	63,138	$631	$507,336	$279,037	$-	$17,958	$157,304	$962,266

Net income	-	-	-	18,562	-	-	7,268	25,830
Other comprehensive income	-	-	-	-	-	17,234	4,853	22,087
Shares issued under equity plans	468	5	1,156	-	-	-	-	1,161
Share-based compensation expense	-	-	2,723	-	-	-	-	2,723
Purchase of treasury stock	-	-	-	-	(23,250)	-	-	(23,250)

Balance at May 2, 2021	63,606	$636	$511,215	$297,599	$(23,250)	$35,192	$169,425	$990,817

	Six Months Ended May 3, 2020
	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Loss	Interests	Equity

Balance at October 31, 2019	65,595	$656	$524,319	$253,922	$-	$(9,005)	$141,200	$911,092

Net income	-	-	-	16,584	-	-	2,316	18,900
Other comprehensive (loss) income	-	-	-	-	-	(6,195)	2,244	(3,951)
Shares issued under equity plans	620	6	2,967	-	-	-	-	2,973
Share-based compensation expense	-	-	2,576	-	-	-	-	2,576
Purchase of treasury stock	-	-	-	-	(16,894)	-	-	(16,894)
Contribution from noncontrolling interest	-	-	-	-	-	-	7,600	7,600
Repurchase of common stock of subsidiary	-	-	255	-	-	-	(893)	(638)

Balance at May 3, 2020	66,215	$662	$530,117	$270,506	$(16,894)	$(15,200)	$152,467	$921,658

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	May 2, 2021	May 3, 2020

Cash flows from operating activities:
Net income	$25,830	$18,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,121	47,896
Share-based compensation	2,723	2,576
Changes in assets and liabilities:
Accounts receivable	(5,655)	(13)
Inventories	2,266	(8,989)
Other current assets	(8,591)	(6,887)
Accounts payable, accrued liabilities, and other	(5,475)	7,840

Net cash provided by operating activities	58,219	61,323

Cash flows from investing activities:
Purchases of property, plant and equipment	(73,516)	(30,127)
Government incentives	5,775	5,260
Other	(157)	(139)

Net cash used in investing activities	(67,898)	(25,006)

Cash flows from financing activities:
Proceeds from debt	12,439	1,140
Purchase of treasury stock	(23,250)	(16,894)
Repayments of debt	(8,636)	(389)
Proceeds from share-based arrangements	1,180	3,423
Contribution from noncontrolling interest	-	7,600
Net settlements of restricted stock awards	(371)	(251)

Net cash used in financing activities	(18,638)	(5,371)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5,686	475

Net (decrease) increase in cash, cash equivalents, and restricted cash	(22,631)	31,421
Cash, cash equivalents, and restricted cash at beginning of period	281,602	209,291

Cash, cash equivalents, and restricted cash at end of period	$258,971	$240,712

Supplemental disclosures of non-cash information:

Accrual for property, plant and equipment purchased during the period	$20,533	$2,891

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share amounts and per share data)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

Photronics, Inc. (“Photronics”, “the Company”, “we”, “our”, or “us”) is one of the world's leading manufacturers of photomasks, which are high-precision photographic quartz or glass plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of ICs and FPDs, and are used as masters to transfer circuit patterns onto semiconductor wafers and FPD substrates during the fabrication of integrated circuits, a variety of FPDs and, to a lesser extent, other types of electrical and optical components. We currently have eleven manufacturing facilities, which are located in Taiwan (3), Korea, the United States (3), Europe (2), and two recently constructed facilities in China. Our FPD facility in Hefei, China, commenced production in the second quarter of fiscal 2019, and our IC facility in Xiamen, China, commenced production in the third quarter of fiscal 2019.

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

Reclassified prior period amounts have been made to conform to the current period presentation, including the separation of Foreign currency transaction impact, net, from Interest income and other income, net, on the condensed consolidated statements of income, and the segregation of share-based compensation activity into the two categories of Shares issued under equity plans and Share-based compensation in the condensed consolidated statements of equity; in previous reports, we segregated this activity into three categories.

Our business is typically impacted during the first, and sometimes the second, quarters of our fiscal year by the North American, European, and Asian holiday periods, as some customers reduce their development and buying activities during those periods. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2021. For further information, refer to the consolidated financial statements, and notes thereto, included in our Form 10-K for the year ended October 31, 2020.

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

Restricted cash is included in Other assets on our May 2, 2021 and October 31, 2020, consolidated balance sheets, respectively. The restrictions on these amounts are primarily related to land lease agreements and customs requirements.

The following table presents cash and cash equivalents as reported in our condensed consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash, as reported in our condensed consolidated statements of cash flows:

	May 2, 2021	October 31, 2020

Cash and cash equivalents	$255,965	$278,665
Restricted Cash	3,006	2,937

	$258,971	$281,602

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or net realizable value. Presented below are the components of inventory at the balance sheet dates:

	May 2, 2021	October 31, 2020

Raw materials	$54,793	$56,389
Work in process	1,370	767
Finished goods	221	113

	$56,384	$57,269

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	May 2, 2021	October 31, 2020
Land	$12,678	$12,422
Buildings and improvements	182,885	179,162
Machinery and equipment	1,940,092	1,812,791
Leasehold improvements	21,711	21,157
Furniture, fixtures and office equipment	16,293	15,665
Construction in progress	80,239	70,915

	2,253,898	2,112,112
Accumulated depreciation and amortization	(1,536,472)	(1,480,637)

	$717,426	$631,475

ROU assets resulting from finance leases are included in the table above as follows:

	May 2, 2021	October 31, 2020
Machinery and equipment	$42,760	$-
Accumulated amortization	(512)	-
	$42,248	$-

Depreciation and amortization expense for property, plant and equipment (including amortization expense for ROU assets) was $22.3 million and $44.9 million for the three and six-month periods ended May 2, 2021, respectively, and $22.1 million and $45.6 million for the three and six-month periods ended May 3, 2020, respectively.

NOTE 5 - PDMCX JOINT VENTURE

In January 2018, Photronics, Inc. through its wholly owned Singapore subsidiary (hereinafter, within this Note “we”, “Photronics”, “us”, or “our”), and DNP, through its wholly owned subsidiary “DNP Asia Pacific PTE, Ltd.” entered into a joint venture under which DNP obtained a 49.99% interest in our IC business in Xiamen, China. The joint venture, which we refer to as “PDMCX”, was established to develop and manufacture photomasks for leading-edge and advanced-generation semiconductors. We entered into this joint venture to enable us to compete more effectively for the merchant photomask business in China, and to benefit from the additional resources and investment that DNP provides to enable us to offer advanced-process technology to our customers. No gain or loss was recorded upon the formation of this joint venture.

The total investment per the PDMCX operating agreement (the “Agreement”) is $160 million. As of May 2, 2021, Photronics and DNP had each contributed cash of approximately $65 million, and PDMCX had obtained local financing of approximately $50 million; thus both parties have fulfilled their initial investment commitments under the Agreement. As discussed in Note 6, liens were granted to the local financing entity on assets with a total carrying value of $93.3 million, as collateral for the loans.

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

We recorded net income from the operations of PDMCX of $2.3 million, and $2.2 million during the three and six-month periods ended May 2, 2021, respectively, and losses of $0.4 million and $4.1 million during the three and six-month periods ended May 3, 2020, respectively. General creditors of PDMCX do not have recourse to the assets of Photronics (other than the net assets of PDMCX), and our maximum exposure to loss from PDMCX at May 2, 2021, was $59.1 million.

As required by the guidance in Topic 810 - “Consolidation” of the ASC, we evaluated our involvement in PDMCX for the purpose of determining whether we should consolidate its results in our financial statements. The initial step of our evaluation was to determine whether PDMCX was a variable interest entity (“VIE”). Due to its lack of sufficient equity at risk to finance its activities without additional subordinated financial support, we determined that it was a VIE. Having made this determination, we then assessed whether we were the primary beneficiary of the VIE, and concluded that we were the primary beneficiary during the current and prior year reporting periods; thus, as required, the PDMCX financial results have been consolidated with Photronics. Our conclusion was based on the facts that we held a controlling financial interest in PDMCX (which resulted from our having the power to direct the activities that most significantly impacted its economic performance) and had the obligation to absorb losses and the right to receive benefits that could potentially be significant to PDMCX. Our conclusions that we had the power to direct the activities that most significantly affected the economic performance of PDMCX during the current and prior year reporting periods were based on our right to appoint the majority of its board of directors, which has, among others, the powers to manage the business (through its rights to appoint and evaluate PDMCX’s management), incur indebtedness, enter into agreements and commitments, and acquire and dispose of PDMCX’s assets. In addition, as a result of the 50.01% variable interest we held during the current and prior-year periods, we had the obligation to absorb losses, and the right to receive benefits, that could potentially be significant to PDMCX.

The carrying amounts of PDMCX assets and liabilities included in our condensed consolidated balance sheets are presented in the following table, together with our exposure to loss related to these assets and liabilities.

	May 2, 2021		October 31, 2020
Classification	Carrying Amount	Photronics Interest	Carrying Amount	Photronics Interest
Current assets	$51,855	$25,933	$56,095	$28,053
Non-current assets	137,963	68,995	141,097	70,562

Total assets	189,818	94,928	197,192	98,615

Current liabilities	27,132	13,568	31,922	15,964
Non-current liabilities	44,578	22,293	55,676	27,844

Total liabilities	71,710	35,861	87,598	43,808

Net assets	$118,108	$59,067	$109,594	$54,807

NOTE 6 - DEBT

Short-term debt was $0.0 million, and $4.7 million as of May 2, 2021 and October 31, 2020, respectively, with the 2020 amount representing an advance payment, under an MLA, to fund equipment purchased or leased in the U.S., and short duration borrowings in Xiamen, China, to fund operations. See below for further information. The weighted-average interest rate on our short-term debt as of October 31, 2020 was 2.02%.

The tables below provide information on our long-term debt.

As of May 2, 2021	Xiamen Project Loans	Xiamen Working Capital Loans	Hefei Equipment Loan	Finance Leases		Total
Principal due:
Next 12 months	$6,955	$8,854	$2,318	$7,531		$25,658
Months 13 – 24	$10,047	$989	$4,637	$6,463		$22,136
Months 25 – 36	10,046	3,462	4,637	6,559		24,704
Months 37 – 48	10,046	-	1,005	21,279		32,330
Months 49 – 60	9,274	-	-	-		9,274
Thereafter	-	-	-	-		-
Long-term debt	$39,413	$4,451	$10,279	$34,301		$88,444

Interest rate at balance sheet date	4.65%	4.53% - 4.61%	4.20%	Various (3)
Basis spread on interest rates	0.00	67.75 - 76.00	(45.00)	N/A
Interest rate reset	Quarterly	Monthly/Annually	Annually	N/A
Maturity date	December 2025	July 2023	September 2026	Various (3)
Periodic payment amount	Increases as loans mature	Increases as loans mature	Varies (1)	Various (3)
Periodic payment frequency	Semiannual, on individual loans	Semiannual, on individual loans	Semiannual(2)	Monthly
Loan collateral (carrying amount)	$93,345	N/A	$88,150	$42,248	(4)

(1) First five loan repayments will each be for 7.5 percent of the approved 200 million RMB loan principal; last five installments will each be for 12.5 percent of the approved loan principal.
(2) Semiannual repayments commence in March 2022.
(3) See Note 8 for interest rates on lease liabilities, maturity dates and periodic payment amounts.
(4) Represents the carrying amount at the balance sheet date of the related right-of-use assets, in which the lessors have secured interests.

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

Xiamen Project Loans

In November 2018, PDMCX was approved for credit of 345 million RMB (approximately $53.3 million, at the balance sheet date), subject to certain limitations related to PDMCX registered capital at the time of the initial approval, pursuant to which PDMCX has entered into separate loan agreements (the “Project Loans”) for intermittent borrowings. The Project Loans, which are denominated in RMB, were used to finance certain capital expenditures for our Xiamen, China, facility. PDMCX granted liens on its land use right, building, and certain equipment as collateral for the Project Loans. As of May 2, 2021, PDMCX had outstanding borrowings of 300.0 million RMB ($46.4 million) against this approval. The interest rates on the Project Loans are variable, and based on the RMB Loan Prime Rate of the National Interbank Funding Center. Interest incurred on the loans is eligible for reimbursement through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provide for such reimbursements up to a prescribed limit. The Xiamen Project Loans have covenants and provisions, certain of which relate to the assets pledged as security for the loan, all of which we were in compliance with at May 2, 2021.

Xiamen Working Capital Loans

In November 2018, PDMCX was approved for revolving, unsecured credit of the equivalent of $25.0 million, pursuant to which PDMCX may enter into separate loan agreements with varying terms to maturity. Under this credit agreement (the “Working Capital Loans”), PDMCX can borrow up to 140.0 million RMB to pay value-added taxes (“VAT”), and up to 60.0 million RMB to fund operations; combined total borrowings are limited to the equivalent of $25.0 million. As of May 2, 2021, PDMCX had 86.1 million RMB ($13.3 million) outstanding against the approval to pay VAT and no outstanding borrowings against the approval to fund operations. The interest rates on the approval to pay VAT are variable, based on the RMB Loan Prime Rate of the National Interbank Funding Center. Interest incurred on the VAT loans are eligible for reimbursement through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provide for such reimbursements up to a prescribed limit.
Hefei Equipment Loan

In October 2020, our Hefei, China, facility was approved to borrow 200 million RMB (approximately $30.9 million, at the balance sheet date) from the China Construction Bank Corporation. Loan proceeds have been, and will be, used to fund the purchases of two lithography tools at the Hefei facility. As of May 2, 2021, we had 81.5 million RMB ($12.6 million) outstanding against this approval. The interest rate on the loan is variable and based on the RMB Loan Prime Rate of the National Interbank Funding Center. The borrowings are secured by the Hefei facility, its related land use right, and certain manufacturing equipment. The Hefei Equipment Loan has covenants and provisions, certain of which relate to the assets pledged as security for the loan, including covenants for the ratio of total liabilities to total assets and the ratio of current assets to current liabilities, all of which we were in compliance with at May 2, 2021.

Finance Leases

In February 2021, we entered into a five-year $7.2 million finance lease for a high-end inspection tool and, in December 2020, under an MLA which we entered into effective July 2019, we entered into a $35.5 million lease for a high-end lithography tool. Upon entering into the latter lease, our prior $3.5 million short-term obligation to the lessor became a portion of the lease liability. See Note 8 for additional information on these leases.
Corporate Credit Agreement

In September 2018, we entered into a five-year amended and restated credit agreement (the “Credit Agreement”), which has a $50 million borrowing limit, with an expansion capacity to $100 million. The Credit Agreement is secured by substantially all of our assets located in the United States and common stock we own in certain foreign subsidiaries. The Credit Agreement includes covenants around minimum interest coverage ratio, total leverage ratio, and minimum unrestricted cash balance (all of which we were in compliance with at May 2, 2021), and limits the amount of cash dividends, distributions, and redemptions we can pay on our common stock to an aggregate annual amount of $50 million. We had no outstanding borrowings against the Credit Agreement at May 2, 2021. The interest rate on the Credit Agreement (1.11% at May 2, 2021) is based on our total leverage ratio at LIBOR plus a spread, as defined in the Credit Agreement.

NOTE 7 - REVENUE

We recognize revenue when, or as, control of a good or service transfers to a customer, in an amount that reflects the consideration to which we expect to be entitled in exchange for transferring those goods or services. We account for an arrangement as a revenue contract when each party has approved and is committed to perform under the contract, the rights of the contracting parties regarding the goods or services to be transferred and the payment terms are identifiable, the arrangement has commercial substance, and collection of consideration is probable. Substantially all of our revenue comes from the sales of photomasks. We typically contract with our customers to sell sets of photomasks, which are comprised of multiple layers, the predominance of which we invoice as they ship to customers. As the photomasks are manufactured to customer specifications, they have no alternative use to us and, as our contracts generally provide us with the right to payment for work completed to date, we recognize revenue as we perform, or “over time”, on most of our contracts. We measure our performance to date using an input method, which is based on our estimated costs to complete the various manufacturing phases of a photomask. At the end of a reporting period, there will be a number of uncompleted revenue contracts on which we have performed; for any such contracts under which we are entitled to be compensated for our costs incurred plus a reasonable profit, we recognize revenue and a corresponding contract asset for such performance. We account for shipping and handling activities that we perform after a customer obtains control of a good as being activities to fulfill our promise to transfer the good to the customer, rather than as promised services, or performance obligations, under the contract. We report our revenue net of any sales or similar taxes we collect on behalf of government entities.

As stated above, photomasks are manufactured to customer specifications in accordance with their proprietary designs; thus, they are individually unique. Due to their uniqueness and other factors, their transaction prices are individually established through negotiations with customers; consequently, our photomasks do not have standard or “list” prices. The transaction prices of the vast majority of our revenue contracts include only fixed amounts of consideration. In certain instances, such as when we offer a customer an early payment discount, an estimate of variable consideration would be included in the transaction price, but only to the extent that a significant reversal of revenue would not occur when the uncertainty related to the variability was resolved.

Contract Assets, Contract Liabilities, and Accounts Receivable

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. Contract assets reflect our transfer of control of photomasks that are in process or completed but not yet shipped to customers. A receivable is recognized when we have an unconditional right to payment for our performance, which generally occurs when we ship the photomasks. Our contract assets primarily consist of a significant amount of our in-process production orders and fully manufactured photomasks which have not yet shipped, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the in-process orders are cancelled by customers. On an individual contract basis, we net contract assets with contract liabilities (deferred revenue) for financial reporting purposes. Contract assets of $7.6 million are included in Other current assets, and contract liabilities of $8.6 million and $5.3 million are included in Accrued liabilities and Other liabilities, respectively, in our May 2, 2021 condensed consolidated balance sheet. Our October 31, 2020 condensed consolidated balance sheet includes contract assets of $6.3 million, included in Other current assets, and contract liabilities of $8.0 million and $5.2 million are included in Accrued liabilities and Other liabilities, respectively. We did not impair any contract assets during the three or six-month periods ended May 2, 2021 or May 3, 2020. We recognized $1.3 million and $3.8 million of revenue from the settlement of contract liabilities that existed at the beginning of the three and six-month periods ended May 2, 2021, and recognized $0.9 million and $1.8 million of revenue in the respective prior year periods, that related to the settlement of contract liabilities that existed at the beginning of those periods.

We generally record our accounts receivable at their billed amounts. All outstanding past due customer invoices are reviewed for collectibility during, and at the end of, every reporting period. To the extent we believe a loss on the collection of a customer invoice is probable, we record the loss and credit the allowance for credit losses. In the event that an amount is determined to be uncollectible, we charge the allowance for credit losses and derecognize the related receivable. We did not incur any credit losses on our accounts receivable during the six-month period ended May 2, 2021, and credit losses on our accounts receivable were immaterial during the three and six-month periods ended May 3, 2020.

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

Disaggregation of Revenue

The following tables present our revenue for the three and six-month periods ended May 2, 2021 and May 3, 2020, disaggregated by product type, geographic origin, and timing of recognition.

	Three Months Ended		Six Months Ended
	May 2, 2021	May 3, 2020	May 2, 2021	May 3, 2020

Revenue by Product Type
IC
High-end	$41,259	$38,267	$78,039	$79,308
Mainstream	70,732	58,579	138,908	124,516
Total IC	$111,991	$96,846	$216,947	$203,824

FPD
High-end	$39,401	$31,809	$74,046	$71,579
Mainstream	8,371	14,119	20,837	27,107
Total FPD	$47,772	$45,928	$94,883	$98,686
	$159,763	$142,774	$311,830	$302,510

	Three Months Ended		Six Months Ended
	May 2, 2021	May 3, 2020	May 2, 2021	May 3, 2020

Revenue by Geographic Origin
Taiwan	$59,002	$55,513	$115,592	$121,626
Korea	40,239	36,261	79,022	76,997
United States	27,150	24,857	53,754	49,925
China	23,730	17,486	44,727	37,386
Europe	9,256	8,331	17,832	15,874
Other	386	326	903	702
	$159,763	$142,774	$311,830	$302,510

	Three Months Ended		Six Months Ended
	May 2, 2021	May 3, 2020	May 2, 2021	May 3, 2020

Revenue by Timing of Recognition
Over time	$144,697	$126,071	$285,982	$263,905
At a point in time	15,066	16,703	25,848	38,605
	$159,763	$142,774	$311,830	$302,510

Contract Costs

We pay commissions to third-party sales agents for certain sales that they obtain for us. However, the bases of the commissions are the transaction prices of the sales, which are completed in less than one year; thus, no relationship is established with a customer that will result in future business. Therefore, we do not recognize any portion of these sales commissions as costs of obtaining a contract, nor do we currently foresee other circumstances under which we would recognize such assets.

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

Product Warranties

Our photomasks are sold under warranties that generally range from one to twenty-four months. We warrant that our photomasks conform to customer specifications, and will typically repair, replace, or issue a refund for any photomasks that fail to do so. The warranties do not represent separate performance obligations in our revenue contracts. Historically, customer claims under warranties have been immaterial.

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

We recognize leases on our consolidated balance sheet when a lessor makes an asset underlying a lease having a term in excess of twelve months available for our use. As allowed under ASC Topic 842 – “Leases” (“Topic 842”), we have elected to not apply the recognition requirements to leases that, at their commencement dates, have lease terms of twelve months or less and do not include options to purchase their underlying assets that we are reasonably certain to exercise. The present value of lease payments over the term of the lease provides the basis for the initial measurement of right-of-use assets and their related lease liabilities. Finance lease liabilities are determined using the rates implicit in the leases and operating lease liabilities are determined using our incremental borrowing rate, for collateralized loans, at the commencement date. Variable lease payments, other than those that are dependent on an index or on a rate, are not included in the measurement of ROU assets and their related lease liabilities. Lease terms will include extension periods if the lease agreement includes an option to extend the lease that we are reasonably certain to exercise. As allowed under Topic 842 we have elected, for all classes of assets, the practical expedient to not separate lease components of a contract from nonlease components of a contract.

 In February 2021, we entered into a five-year $7.2 million finance lease for a high-end inspection tool. Monthly payments on the lease, which commenced in February 2021, are $0.1 million per month. Upon the payment of the fiftieth monthly payment and prior to payment of the fifty-first monthly payment, we may exercise an early buyout option to purchase the tool at 33.684638% of its original cost. If we do not exercise the early buyout option, then at the end of the five-year lease term, the lease shall continue to renew on a month-to-month basis at the same rental; at our option, after the original term or any renewal periods, we may return the tool, elect to extend the lease, or purchase the tool at its fair market value. Since we are reasonably certain that we will exercise the early buyout option, our lease liability reflects such exercise and we have classified the lease as a finance lease. The interest rate implicit in the lease is 1.08%.

In December 2020, we entered into a five-year $35.5 million finance lease for a high-end lithography tool. Monthly payments on the lease, which commenced in January 2021, increased from $0.04 million after the first three months to $0.6 million for the following nine months, followed by forty-eight monthly payments of $0.5 million. As of the due date of the forty-eighth monthly payment, we may exercise an early buyout option to purchase the tool at 39.84% of the initial lease liability. If we do not exercise the early buyout option, then at the end of the five-year lease term, at our option, we may return the tool, elect to extend the lease term for a period and a lease payment to be agreed with lessor at the time, or purchase the tool for its then-fair market value as determined by the lessor. Since we are reasonably certain that we will exercise the early buyout option, our lease liability reflects such exercise and we have classified the lease as a finance lease. The interest rate implicit in the lease is 1.58%. The lease agreement incorporates the covenants included in our Corporate Credit Agreement, which are detailed in Note 6, and includes a cross-default provision for any agreement or instrument with an outstanding, committed balance greater than $5.0 million in which we are the indebted party.

The following table provides information on operating and finance leases included in our consolidated balance sheets.

Classification	May 2, 2021	October 31, 2020
ROU Assets – Operating Leases
Other assets	$6,967	$7,706

ROU Assets – Finance Leases
Property, plant and equipment, net	$42,248	$-

Lease Liabilities – Operating Leases
Accrued liabilities	$2,281	$2,175
Other liabilities	4,326	5,008
	$6,607	$7,183

Lease Liabilities – Finance Leases
Current portion of long-term debt	$7,531	$-
Long-term debt	34,301	-
	$41,832	$-

The following table presents future lease payments under noncancelable operating and finance leases as of May 2, 2021. Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.

	Operating Leases	Finance Leases
Remainder of fiscal year 2021	$1,194	$4,348
2022	2,342	7,231
2023	1,357	6,938
2024	803	6,938
2025	647	18,012
Thereafter	559	-
Total lease payments	6,902	43,467
Imputed interest	295	1,635
Lease liabilities	$6,607	$41,832

The following table presents lease costs for the three and six-month periods ended May 2, 2021 and May 3, 2020.

	Three Months Ended		Six Months Ended
	May 2, 2021	May 3, 2020	May 2, 2021	May 3, 2020
Operating lease costs	$724	$633	$1,389	$1,797
Short-term lease costs	$39	$102	$86	$212
Variable lease costs	$157	$129	$301	$129
Interest on lease liabilities	$166	$-	$201	$-
Amortization of ROU assets	$455	$-	$455	$-

Presented below is statistical information related to our operating and finance leases. The information presented is as of the balance sheet dates.

	May 2, 2021		October 31, 2020
Classification	Weighted-average remaining lease term (in years)	Weighted-average discount rate	Weighted-average remaining lease term (in years)	Weighted-average discount rate
Operating leases	3.7	2.37%	4.1	2.37%
Finance leases	3.7	1.50%	-	-

Supplemental cash flows information:

	Three Months Ended		Six Months Ended
	May 2, 2021	May 3, 2020	May 2, 2021	May 3, 2020
Operating cash flows used for operating leases	$627	$502	$1,229	$2,387
Operating cash flows used for finance leases	$166	$-	$201	$-
Financing cash flows used for finance leases	$864	$-	$864	$-
ROU assets obtained in exchange for operating lease obligations	$99	$58	$367	$340
ROU assets obtained in exchange for finance lease obligations	$7,200	$-	$42,672	$-

NOTE 9 - SHARE-BASED COMPENSATION

In March 2016, shareholders approved a new equity incentive compensation plan (the “Plan”), under which incentive stock options, non-qualified stock options, stock grants, stock-based awards, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and other stock or cash awards may be granted. Shares to be issued under the Plan may be authorized and unissued shares, issued shares that have been reacquired by us (in the open market or in private transactions) and are being held in the treasury, or a combination thereof. The maximum number of shares of common stock approved that may be issued under the Plan is four million shares. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of Photronics or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. Total share-based compensation costs for the three and six-month periods ended May 2, 2021, were $1.4 million and $2.7 million, respectively, and $1.2 million and $2.6 million for the three and six-month periods ended May 3, 2020, respectively. No share-based compensation cost was capitalized as part of an asset during the periods presented, and related income tax benefits were $0.1 million in the three and six-month periods ended May 2, 2021, and immaterial in the prior year periods.

Restricted Stock

We periodically grant restricted stock awards, the restrictions on which typically lapse over a service period of one to four years. The fair value of the awards is determined on the date of grant, based on the closing price of our common stock. There were 15,000 restricted stock awards granted during the three-month period ended May 2, 2021, with a weighted-average grant-date fair value of $12.65 per share, and there were 556,200 restricted stock awards granted during the six-month period ended May 2, 2021, with a weighted-average grant-date fair value of $11.17 per share. There were 5,000 restricted stock awards granted during the three-month period ended May 3, 2020, with a grant-date fair value of $9.90 per share, and there were 527,000 restricted stock awards granted during the six-month period ended May 3, 2020, with a grant-date fair value of $15.21 per share. As of May 2, 2021, the total compensation cost not yet recognized related to unvested restricted stock awards was approximately $9.8 million. That cost is expected to be recognized over a weighted-average amortization period of 2.9 years. As of May 2, 2021, there were 1,022,327 shares of restricted stock outstanding.

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

There were no share options granted during the six-month periods ended May 2, 2021 or May 3, 2020. The Company received cash from option exercises of $0.3 million and $1.0 million for the three and six-month periods ended May 2, 2021, respectively, and $0.4 million and $3.2 million for the three and six-month periods ended May 3, 2020, respectively. As of May 2, 2021, the total unrecognized compensation cost related to unvested option awards was approximately $0.2 million. That cost is expected to be recognized over a weighted-average amortization period of 1.4 years.

Information on outstanding and exercisable option awards as of May 2, 2021, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at May 2, 2021	1,479,264	$9.39	4.3 years	$4,894
Exercisable at May 2, 2021	1,369,187	$9.40	4.1 years	$4,511

NOTE 10 - INCOME TAXES

We calculate our provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period.

The effective tax rate of 18.5% in the three-month period end May 2, 2021, differs from the U.S. statutory rate of 21% primarily due to changes in forecasted jurisdictional earnings.

The effective tax rate of 20.5% differs from the U.S. statutory rate of 21.0% in the six-month period ended May 2, 2021, primarily due to changes in forecasted jurisdictional earnings, the benefits of investment credits in certain foreign jurisdictions, which were partially offset by the non-recognition of taxes or benefits that, in certain jurisdictions, have been offset by valuation allowances.

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

Valuation allowances, in jurisdictions with historic losses, eliminate the current tax benefit of losses in these jurisdictions where, based on the weight of information available to us, we determined that it is more likely than not that the tax benefits will not be realized. In the six-month period ended May 3, 2020, as a result of the reassessment of the aforementioned available information, we established a valuation allowance of $2.1 million against a non-U.S. based loss-carryforward deferred tax asset that is not more likely than not to be realized.

Unrecognized tax benefits related to uncertain tax positions were $2.8 million and $2.7 million at May 2, 2021 and October 31, 2020, respectively, of which $2.0 million, if recognized, would favorably impact the Company’s effective tax rate. Accrued interest and penalties related to unrecognized tax benefits was $0.1 million at May 2, 2021 and October 31, 2020. Although the timing of the expirations of statutes of limitations may be uncertain, as they can be dependent upon the settlement of tax audits, the Company believes the amount of uncertain tax positions (including interest and penalties, and net of tax benefits) that may be resolved over the next twelve months is immaterial. Resolution of these uncertain tax positions may result from either or both the lapses of statutes of limitations and tax settlements. The Company is no longer subject to tax authority examinations in the U.S. and major foreign or state jurisdictions for years prior to fiscal year 2015.

We were granted a five-year tax holiday in Taiwan that expired on December 31, 2019. This tax holiday reduced foreign taxes by $0.1 million in the six-month period ended May 3, 2020; per share impact was immaterial.

NOTE 11 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented below.

	Three Months Ended		Six Months Ended
	May 2, 2021	May 3, 2020	May 2, 2021	May 3, 2020

Net income attributable to Photronics, Inc. shareholders	$10,526	$6,284	$18,562	$16,584

Effect of dilutive securities	-	-	-	-
Earnings used for diluted earnings per share	$10,526	$6,284	$18,562	$16,584

Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	62,054	64,937	62,265	65,246
Effect of dilutive securities:
Share-based payment awards	514	480	521	687

Potentially dilutive common shares	514	480	521	687

Weighted-average common shares used for diluted earnings per share	62,568	65,417	62,786	65,933

Basic earnings per share	$0.17	$0.10	$0.30	$0.25
Diluted earnings per share	$0.17	$0.10	$0.30	$0.25

The table below illustrates the outstanding weighted-average share-based payment awards that were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be antidilutive.

	Three Months Ended		Six Months Ended
	May 2, 2021	May 3, 2020	May 2, 2021	May 3, 2020

Share-based payment awards	293	1,009	559	591

Total potentially dilutive shares excluded	293	1,009	559	591

Subsequent to May 2, 2021, our outstanding common stock was reduced by a net 0.7 million shares, primarily as a result of share repurchases. Please refer to Note 14 for information on our share repurchase programs.

NOTE 12 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following tables set forth the changes in our accumulated other comprehensive income by component (net of tax of $0) for the three and six-month periods ended May 2, 2021 and May 3, 2020.

	Three Months Ended May 2, 2021
	Foreign Currency Translation Adjustments	Other	Total

Balance at January 31, 2021	$32,900	$(871)	$32,029
Other comprehensive income	3,778	21	3,799
Less: other comprehensive income attributable to noncontrolling interests	626	10	636

Balance at May 2, 2021	$36,052	$(860)	$35,192

	Three Months Ended May 3, 2020
	Foreign Currency Translation Adjustments	Other	Total

Balance at February 2, 2020	$(11,076)	$(666)	$(11,742)
Other comprehensive (loss) income	(2,405)	1	(2,404)
Less: other comprehensive income attributable to noncontrolling interests	1,054	-	1,054

Balance at May 3, 2020	$(14,535)	$(665)	$(15,200)

	Six Months Ended May 2, 2021
	Foreign Currency Translation Adjustments	Other	Total

Balance at October 31, 2020	$18,828	$(870)	$17,958
Other comprehensive income	22,066	21	22,087
Less: other comprehensive income attributable to noncontrolling interests	4,842	11	4,853

Balance at May 2, 2021	$36,052	$(860)	$35,192

	Six Months Ended May 3, 2020
	Foreign Currency Translation Adjustments	Other	Total

Balance at October 31, 2019	$(8,331)	$(674)	$(9,005)
Other comprehensive (loss) income	(3,970)	19	(3,951)
Less: other comprehensive income attributable to noncontrolling interests	2,234	10	2,244

Balance at May 3, 2020	$(14,535)	$(665)	$(15,200)

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

The fair values of our cash and cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying values due to their short-term maturities. The fair values of our variable rate debt instruments are a Level 2 measurement and approximate their carrying values due to the variable nature of the underlying interest rates. We did not have any assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at May 2, 2021 or October 31, 2020.

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

	Three Months Ended May 2, 2021	Six Months Ended May 2, 2021	From Inception Date of September 16, 2020
Number of shares repurchased	797	2,019	3,750

Cost of shares repurchased	$10,041	$23,250	$40,750

Average price paid per share	$12.59	$11.51	$10.87

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

As of May 2, 2021, the Company had commitments outstanding for capital expenditures of approximately $31.9 million, primarily for purchases of high-end equipment.

The Company’s wholly owned subsidiary in South Korea has been involved in litigation regarding a 2016 informational tax filing for its non-South Korean bank accounts that was not timely made under a then recently issued presidential decree. A fine (based solely on the amount in such accounts) in the amount of $2.2 million was assessed against our subsidiary. Our subsidiary appealed the fine on the grounds that it was not required to make the tax filing, and such appeal was pursued up to the Supreme Court in South Korea. Under South Korean law, the tax authorities were entitled to pursue the matter in both civil and criminal courts simultaneously, with the proviso that any criminal fine imposed would act to dismiss any civil fine. The prosecutor recommended a fine of $0.03 million. The civil matter has subsequently been dismissed. Photronics was notified on March 12, 2020, that the Supreme Court rendered a decision against our subsidiary on the issue of whether our subsidiary was required to make the tax filing and remanded the case to the appellate court for determination of the fine. Prior to the Supreme Court decision, our assessment was that the possibility of a fine was deemed remote, based on advice of local counsel and the subsequent judgments in the lower courts having been in our favor. Our estimate of the possible range of loss is $0.03 million to $2.2 million with the most likely amount being $0.03 million. Accordingly, during the three-month period ended May 3, 2020, we accrued a contingent loss of $0.03 million. It is reasonably possible that the estimated loss will change in the near term. Our maximum exposure to loss in excess of amounts accrued is $2.17 million. The imposition of the fine will not have a material impact on our financial position or financial performance.

We are subject to various other claims that arise in the ordinary course of business. We believe that our potential liability under such claims, individually or in the aggregate, will not have a material effect on the consolidated financial statements.

NOTE 16 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Updates Adopted

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses”, the main objective of which is to provide more useful information about expected credit losses on financial instruments and other commitments of an entity to extend credit. In support of this objective, the ASU replaced the incurred loss impairment methodology, found in previous guidance, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU requires a cumulative-effect adjustment as of the beginning of the first reporting period in which the guidance is adopted. ASU 2016-13 was effective for Photronics in its first quarter of fiscal year 2021. We adopted ASU 2016-13 on November 1, 2020; the effect of the adoption was immaterial.
Accounting Standards Updates to Be Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, to simplify the accounting for transitioning from LIBOR, and other interbank offered rates expected to be discontinued, to alternative reference rates. The guidance in this Update was effective upon its issuance; if elected, it is to be applied prospectively through December 31, 2022. We are currently evaluating the effect the potential adoption of this ASU will have on our consolidated financial statements.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management's discussion and analysis (“MD&A”) of the Company's financial condition, results of operations and outlook should be read in conjunction with its condensed consolidated financial statements and related notes. Various segments of this MD&A contain forward-looking statements, all of which are presented based on current expectations, which may be adversely affected by uncertainties and risk factors (presented throughout this filing and in the Company's Form 10-K for fiscal 2020), that may cause actual results to materially differ from these expectations.

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

Recent Developments

In the second quarter of fiscal 2021, we entered into a five-year $7.2 million finance lease for a high-end inspection tool. Monthly payments on the lease, which commenced in February 2021, are $0.1 million per month. Upon the payment of the fiftieth monthly payment and prior to payment of the fifty-first monthly payment, we may exercise an early buyout option to purchase the tool at 33.684638% of its original cost. If we do not exercise the early buyout option, then at the end of the five-year lease term, the lease shall continue to renew on a month-to-month basis at the same rental terms; at our option, after the original term or any renewal periods, we may return the tool, elect to extend the lease, or purchase the tool at its fair market value. Since we are reasonably certain that we will exercise the early buyout option, our lease liability reflects such exercise and we have classified the lease as a finance lease. The interest rate implicit in the lease is 1.08%.

In the first quarter of fiscal 2021, we entered into a five-year $35.5 million finance lease for a high-end lithography tool. Monthly payments on the lease, which commenced in January 2021, increased from $0.04 million after the first three months to $0.6 million for the following nine months, followed by forty-eight monthly payments of $0.5 million. As of the due date of the forty-eighth monthly payment, we may exercise an early buyout option to purchase the tool at 39.84% of the initial lease liability. If we do not exercise the early buyout option, then at the end of the five-year lease term, at our option, we may return the tool, elect to extend the lease term for a period and a lease payment to be agreed with lessor at the time, or purchase the tool for its then-fair market value as determined by the lessor. Since we are reasonably certain that we will exercise the early buyout option, our lease liability reflects such exercise and we have classified the lease as a finance lease. The interest rate implicit in the lease is 1.58%. The lease agreement incorporates the covenants included in our Corporate Credit Agreement, which are detailed in Note 6, and includes a cross-default provision for any agreement or instrument with an outstanding, committed balance greater than $5.0 million in which we are the indebted party.

For further information, refer to Item 7 in our Form 10-K for the year ended October 31, 2020.

Results of Operations

Three and Six Months Ended May 2, 2021

The following table presents selected operating information expressed as a percentage of revenue. The columns may not foot due to rounding.

	Three Months Ended			Six Months Ended
	May 2, 2021	January 31, 2021	May 3, 2020	May 2, 2021	May 3, 2020
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	75.4	79.9	78.7	77.6	78.5

Gross profit	24.6	20.1	21.3	22.4	21.5
Selling, general and administrative expenses	8.8	9.2	9.3	9.0	9.2
Research and development expenses	2.7	3.1	3.1	2.9	2.7

Operating income	13.0	7.7	8.9	10.4	9.6
Other income (expense), net	(0.5)	0.4	(0.7)	-	0.9

Income before income tax provision	12.5	8.2	8.2	10.4	10.5
Income tax provision	2.3	1.9	2.6	2.1	4.3

Net income	10.2	6.3	5.6	8.3	6.2
Net income attributable to noncontrolling interests	3.6	1.0	1.2	2.3	0.7

Net income attributable to Photronics, Inc. shareholders	6.6%	5.3%	4.4%	6.0%	5.5%

Note: All tabular comparisons included in the following discussion, unless otherwise indicated, are for the three months ended May 2, 2021 (Q2 FY21), January 31, 2021 (Q1 FY21) and May 3, 2020 (Q2 FY20), and for the six months ended May 2, 2021 (YTD FY21) and May 3, 2020 (YTD FY20), in millions of dollars. The columns may not foot due to rounding.

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

The following tables present changes in disaggregated revenue in Q2 FY21 and YTD FY21 from revenue in prior reporting periods.

Quarterly Changes in Revenue by Product Type

	Q2 FY21 from Q1 FY21			Q2 FY21 from Q2 FY20		YTD FY21 from YTD FY20
	Revenue in Q2 FY21	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change	Revenue in YTD FY21	Increase (Decrease)	Percent Change
IC
High-end *	$41.3	$4.5	12.2%	$3.0	7.8%	$78.0	$(1.3)	(1.6)%
Mainstream	70.7	2.6	3.8%	12.2	20.7%	138.9	14.4	11.6%

Total IC	$112.0	$7.0	6.7%	$15.1	15.6%	$216.9	$13.1	6.4%

FPD
High-end *	$39.4	$4.8	13.7%	$7.6	23.9%	$74.0	$2.5	3.4%
Mainstream	8.4	(4.1)	(32.9)%	(5.7)	(40.7)%	20.8	(6.3)	(23.1)%

Total FPD	$47.8	$0.7	1.4%	$1.8	4.0%	$94.9	$(3.8)	(3.9)%

Total Revenue	$159.8	$7.7	5.1%	$17.0	11.9%	$311.8	$9.3	3.1%

* High-end photomasks typically have higher average selling prices (ASPs) than mainstream products.

Quarterly Changes in Revenue by Geographic Origin

	Q2 FY21 from Q1 FY21			Q2 FY21 from Q2 FY20		YTD FY21 from YTD FY20
	Revenue in Q2 FY21	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change	Revenue in YTD FY21	Increase (Decrease)	Percent Change

Taiwan	$59.0	$2.4	4.3%	$3.5	6.3%	$115.6	$(6.0)	(5.0)%
Korea	40.2	1.5	3.8%	4.0	11.0%	79.0	2.0	2.6%
United States	27.1	0.5	2.1%	2.3	9.2%	53.8	3.8	7.7%
China	23.7	2.7	13.0%	6.2	35.7%	44.7	7.3	19.6%
Europe	9.3	0.7	7.9%	0.9	11.1%	17.8	2.0	12.3%
Other	0.4	(0.1)	(25.5)%	0.1	18.3%	0.9	0.2	28.8%

Total Revenue	$159.8	$7.7	5.1%	$17.0	11.9%	$311.8	$9.3	3.1%

Revenue increased 5.1% in Q2 FY21, compared with Q1 FY21, primarily driven by increased demand for high-end FPD, including AMOLED and LTPS, and IC logic photomasks, and higher pricing for some mainstream IC nodes. These growth factors were somewhat moderated by lower revenue from mainstream FPD photomasks as we focused production on high-end FPD products.

Revenue increased 11.9% in Q2 FY21, compared with Q2 FY20, primarily driven by the same factors discussed above, as growth in IC and high-end FPD, was partially offset by declines in mainstream FPD photomasks.

Revenue increased 3.1% in YTD FY21, compared with YTD FY20, primarily driven by mainstream IC, due to higher demand and improved pricing, and high-end FPD, as a result of higher demand for mobile displays. These increases were partially offset by lower high-end IC and mainstream FPD.

Gross Margin

	Q2 FY21	Q1 FY21	Percent Change	Q2 FY20	Percent Change	YTD FY21	YTD FY20	Percent Change

Gross profit	$39.2	$30.5	28.6%	$30.4	29.0%	$69.8	$65.0	7.3%
Gross margin	24.6%	20.1%		21.3%		22.4%	21.5%

Gross margin increased by 4.5 percentage points in Q2 FY21, from Q1 FY21, as a result of the increase in revenue from the prior quarter. Material costs were essentially unchanged from the prior quarter despite the increase in revenue, as a result, material costs, as a percentage of revenue, decreased 150 basis points. Labor remained flat, but as a percentage of revenue, fell 70 basis points. Equipment and other overhead costs decreased 1.7%, or 230 basis points as a percentage of revenue, with reduced outsourced manufacturing costs most significantly contributing to the decline.

Gross margin increased by 3.3 percentage points in Q2 FY21, from Q2 FY20, primarily due to the 11.9% increase in revenue from the prior year quarter. Material costs increased 10.0% from the prior year quarter, with the largest increase occurring at our China-based IC facility, where the increase was in line with that facility’s increased revenue. Globally, material costs, as a percentage of revenue, decreased 50 basis points. Labor costs increased 17.6% from the prior year quarter, but only represented a 60 basis point increase, as a percent of revenue, while equipment and other overhead costs rose moderately at 1.9%, but fell 330 basis points as a percentage of revenue. Increased equipment service contract costs were the most significant contributor to the rise in equipment and other overhead costs.

Gross margin increased by 0.9 percentage points in YTD FY21, from YTD FY20, primarily as a result of the 3.1% increase in revenue from the prior year period. Material costs increased 3.1% from the prior year period, but were unchanged as a percentage of revenue. Labor costs increased 11.5% from the prior year, but only 90 basis points when compared to revenue. Equipment and other overhead costs decreased 2.0%, or 180 basis points as a percentage of revenue, with reduced outsourced manufacturing costs most significantly contributing to the decline.

As we operate in a high fixed cost environment, increases or decreases in our revenues and capacity utilization will generally positively or negatively impact our gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $14.1 million in Q2 FY21, or unchanged from Q1 FY21 and increased $0.8 million from Q2 FY20. The increase is primarily the result of increased compensation costs. Selling, general and administrative expenses were $28.1 million in YTD FY21, as compared with $27.5 million in YTD FY20. The increase is primarily the result of increased compensation expenses, which were partially offset by decreased travel expenses.

Research and Development Expenses

Research and development expenses, which primarily consist of development efforts related to high-end process technologies for high-end IC and FPD applications, were $4.4 million in Q2 FY21, compared with $4.7 million in Q1 FY21 and $4.5 million in Q2 FY20. Decreased development activities at our Asia-based sites, which were partially offset by increased activities in the U.S., led to the overall decrease from the prior quarter and the prior year quarter. Year over year, research and development expenses increased $0.5 million, due to an increase in development activities in the U.S. exceeding a decline in such activities in Asia.

Other Income (Expense)

	Q2 FY21	Q1 FY21	Q2 FY20	YTD FY21	YTD FY20

Foreign currency transactions impact, net	$(2.1)	$1.4	$(1.4)	$(0.7)	$3.3
Interest expense, net	1.2	(0.8)	0.8	0.4	(1.0)
Interest income and other income (expense), net	-	0.1	(0.3)	0.2	0.5

Other income (expense), net	$(0.8)	$0.7	$(1.0)	$(0.1)	$2.8

Other income and expense, net decreased $1.5 million in Q2 FY21 from Q1 FY21, primarily as a result of less favorable foreign currency exchange movements in China against the U.S. dollar, which were somewhat mitigated by reduced losses against the U.S. dollar in Korea. The $3.5 million unfavorable foreign currency exchange movement was partially offset by a $2.0 million favorable change in interest expense that resulted from interest subsidies received in China, which we recognize at the time of their receipt.

Other income and expense, net changed favorably from a loss of $1.0 million in Q2 FY20 to a loss $0.8 million in Q2 FY21. The $0.7 million negative impact of foreign currency transactions was primarily due to unfavorable movements against the U.S. dollar in Korea and against the Japanese yen in Taiwan, which were partially offset by favorable movements against the U.S. dollar and the Japanese yen in China. The $0.7 million unfavorable change from foreign currency transactions was partially offset by a $0.4 million favorable change in interest expense that resulted from interest subsidies received in China, which we recognize at the time of their receipt.

Other income and expense, net changed unfavorably from a net other income of $2.8 million in YTD FY20 to a net other expense of $0.1 million in YTD FY21. The $4.0 million negative impact of foreign currency transactions was primarily caused by unfavorable movements against the U.S. dollar in Korea and unfavorable movements against the U. S. dollar and the Japanese yen in Taiwan, which were partially offset by favorable movements against the U.S. dollar in China. The overall unfavorable impact of foreign currency transactions was partially offset by a $1.4 million favorable change in interest expense that resulted from interest subsidies received in China, which we recognize at the time of their receipt.

Income Tax Provision

	Q2 FY21	Q1 FY21	Q2 FY20	YTD FY21	YTD FY20

Income tax provision	$3.7	$2.9	$3.8	$6.7	$12.9
Effective income tax rate	18.5%	23.6%	32.2%	20.5%	40.5%

The effective income tax rate is sensitive to the jurisdictional mix of earnings, due, in part, to the non-recognition of tax benefits on losses in jurisdictions with valuation allowances.

The effective income tax rate decrease in Q2 FY21, compared with Q1 FY21, is primarily due to changes in the period to period forecasted mix of jurisdictional earnings.

The effective income tax rate decrease in Q2 FY21, compared with Q2 FY20, is primarily due to an increase in credits in a non-U.S. jurisdiction in Q1 FY21, and the establishment of a valuation allowance for a non-U.S.-based loss carryforward in Q2 FY20.

The effective income tax rate decreased in YTD FY21, compared with YTD FY20, primarily due to the establishment of a valuation allowance for a loss carryforward in a non-U.S. jurisdiction in YTD-FY20, as well as changes in the jurisdictional mix of earnings.

Liquidity and Capital Resources

Cash and cash equivalents totaled $256.0 million and $278.7 million as of May 2, 2021 and October 31, 2020 respectively. As of most recent balance sheet date, total cash and cash equivalents included $182.7 million held by foreign subsidiaries. Our primary sources of liquidity are cash on hand, cash generated from operations and borrowing capacity available from financial institutions. Our corporate credit agreement has a $50 million borrowing limit, with an expansion capacity to $100 million. Although we have not accessed funds under our corporate credit facilities since 2011, it continues to afford us financial flexibility. In addition, in China we have approximately $30.0 million of borrowing capacity for local operations on our various lines of credit. See Item 1. Condensed Consolidated Financial Statements - Notes to Condensed Consolidated Financial statements - Note 6 for additional information.

We continually evaluate alternatives for efficiently funding our capital expenditures and ongoing operations. These reviews may result in our engagement in a variety of financing transactions, in the transfer of cash among subsidiaries, and/or the repatriation of cash to the U.S. The transfer of funds among subsidiaries could be subject to foreign withholding taxes and, in certain jurisdictions, repatriation of these funds to the U.S. may subject them to U.S. state income taxes and/or local country withholding taxes. We believe that our liquidity, including available financing, is sufficient to meet our requirements through the next 12 months and thereafter for the foreseeable future.  We continually seek organic and inorganic growth opportunities and stand ready to invest at the appropriate time utilizing our existing liquidity and available borrowing capacity. To support our growth strategy, we continue to invest in manufacturing equipment to expand capacity and enhance capability. We estimate capital expenditures for the full year 2021 to be approximately $120 million, focused on high end and mainstream point tools to enhance operating capacity and efficiency. As of May 2, 2021, we had outstanding capital commitments of approximately $32 million and recognized liabilities related to capital equipment purchases of approximately $23 million. Although payment timing could vary, primarily as a result of the timing of tool installation and testing, we currently estimate that we will fund $45 million of our total $55 million committed and recognized obligations for capital expenditures over the next twelve months.

In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. This authorization does not obligate the Company to repurchase any dollar amount or number of shares of common stock.  As of May 2, 2021, our current share repurchase program had approximately $59.3 million available under its authorization. Depending on market conditions, we may utilize some or all of the remaining approved amount to reacquire additional shares.

Cash Flows

	Six months ended
	May 2, 2021	May 3, 2020

Net cash provided by operating activities	$58,219	$61,323
Net cash used in investing activities	$(67,898)	$(25,006)
Net cash used in financing activities	$(18,638)	$(5,371)

Operating Activities: Cash provided by operating activities reflects net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, and the effects of changes in operating assets and liabilities. The decrease in cash provided by operating activities for the six months ended May 2, 2021 compared to the six months ended May 3, 2020 was primarily due to changes in working capital experienced in Asia, the effects of which were partially offset by an increase in net income.

Investing Activities:  Cash flows used for investing activities consists primarily of purchases of property, plant and equipment. For the six months ended May 2, 2021, purchases of property, plant and equipment were $73.5 million compared to $30.1 million for the six months ended May 3, 2020 as we increased our tool purchases in the current year primarily in response to market demands in Asia.

Financing Activities: Cash flows used in financing activities consist primarily of share repurchases, proceeds / repayments of debt, and contributions from noncontrolling interests. The increase in cash used in financing activities during the six months ended May 3, 2021 compared to the same period ended May 3, 2020, was primarily driven by $11.3 million increased proceeds from debt, offset by $8.2 million increase in debt repayments,  $7.6 million decrease in contributions from noncontrolling interests, and $6.4 million increased purchases of treasury stock.

In January 2018, Photronics, through its wholly owned Singapore subsidiary, and DNP, through its wholly owned subsidiary “DNP Asia Pacific PTE, Ltd.” entered into a joint venture under which DNP obtained a 49.99% interest in our IC business in Xiamen, China. The joint venture, which we refer to as PDMCX, was established to develop and manufacture photomasks for leading edge and advanced generation semiconductors. Under the joint venture’s operating agreement, DNP is afforded, under certain circumstances, the right to put its interest in PDMCX to Photronics. These circumstances include disputes regarding the strategic direction of PDMCX that may arise after the initial two-year term of the operating agreement that cannot be resolved between the two parties. As of the date of issuance of this report, DNP had not indicated its intention to exercise this right. In addition, both Photronics and DNP have the option to purchase, or put, their interest from, or to, the other party, should their ownership interest fall below 20% for a period of more than six consecutive months. Under all such circumstances, the sales of ownership interests would be at the exiting party’s ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance. Should DNP exercise an option to put their, or purchase our, interest in PDMCX we may, depending on the relationship of the fair and book value of PDMCX’s net assets, incur a loss. As of May 2, 2021, Photronics and DNP each had net investments in PDMCX of $59.1 million.

Business Outlook

Our demand outlook for both IC and FPD is positive, with growing confidence, as we enter the second half of the year. It appears the trends we have been monitoring over the last few quarters are continuing, and our expectations are solidifying for sequential growth to continue throughout the rest of the year; thus, we are expanding capacity to align with these trends and expand our share of the growing market. As such, while we, as always, caution that our outlook, due to our short backlog (which typically does not exceed two weeks) is limited, we reaffirm our Q4 FY20 expectation for revenue to increase, as a percentage of FY20 revenue, in the high single digits. In addition, we expect margins to continue to improve as revenue growth generally enables contribution margin expansion and we continue to keep costs under control. Additionally, our investment strategy of timing capital expenditures with a robust business environment and customer commitments should minimize negative margin implications from new tools coming online. As a result, we continue to anticipate that operating profit will grow at a rate similar to the 23% increase we experienced in FY20.

Effect of Recent Accounting Pronouncements

See “Item 1. Condensed Consolidated Financial Statements– Notes to Condensed Consolidated Financial Statements – Note 16 – Recent Accounting Pronouncements” for recent accounting pronouncements that may impact our financial reporting.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We conduct business in several major international currencies throughout our worldwide operations, and our financial performance may be affected by fluctuations in the exchange rates of these currencies. Changes in exchange rates can positively or negatively affect our reported revenue, operating income, assets, liabilities, and equity. The functional currencies of our Asian subsidiaries are the South Korean won, the New Taiwan dollar, the RMB, and the Singapore dollar. The functional currencies of our European subsidiaries are the British pound and the euro. In addition, we engage in transactions in, and have exposures to, the Japanese yen.

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

Our primary net foreign currency exposures as of May 2, 2021, included the South Korean won, the Japanese yen, the New Taiwan dollar, the Chinese renminbi, the Singapore dollar, the British pound sterling, and the euro. As of that date, a 10% adverse movement in the value of currencies different than the functional currencies of our subsidiaries would have resulted in a net unrealized pre-tax loss of $34.5 million, which represents an increase of $2.0 million and $2.6 million from our exposures at January 31, 2021 and October 31, 2020, respectively. Our most significant exposures at May 2, 2021, related to the Chinese renminbi and the South Korean won to the U.S. dollar, which were, respectively, $13.2 million and $11.9 million at that date. We do not believe that a 10% change in the exchange rates of non-US dollar currencies, other than the aforementioned currencies and the Japanese Yen, would have had a material effect on our May 2, 2021, condensed consolidated financial statements.

Interest Rate Risk

A 10% adverse movement in the interest rates on our variable rate borrowings would not have had a material effect on our May 2, 2021 condensed consolidated financial statements.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of May 2, 2021. We have established and currently maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated, and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of May 2, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting as discussed below.

Based on our prior assessment as of October 31, 2020, management concluded that our internal control over financial reporting was not effective due to a material weakness relating to the accuracy and completeness of information used in monitoring compliance with covenants stipulated by the Company’s debt agreements. This material weakness has not been remediated as of May 2, 2021.

Notwithstanding this material weakness, our management, including our chief executive officer and chief financial officer, has concluded that our financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.

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

Changes in Internal Control over Financial Reporting

Except for changes made in connection with our implementation of the remediation efforts mentioned above, there have been no other changes in our internal control over financial reporting during the fiscal quarter ended May 2, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Please refer to Note 15 within Item 1 of this report for information on legal proceedings involving the Company.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. The share repurchase program commenced on September 14, 2020, and all 1.7 million shares repurchased under this program during fiscal 2020, were retired in October 2020. The following table presents information on our common stock repurchase activity for the second fiscal quarter of 2021.

	Total Number of Shares Purchased (in millions)	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program (in millions)	Dollar Value of Shares That May Yet Be Purchased (in millions)

Period
February 1, 2021 – February 28, 2021*	-	$11.01	-	$69.3
March 1, 2021 – March 28, 2021	0.4	$12.11	0.4	$65.0
March 29, 2021 – May 2, 2021	0.4	$12.98	0.4	$59.3
Total	0.8	$12.59	0.8

* Less than 0.1 million shares were repurchased during this period.

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

	Total Number of Shares Purchased (in millions)	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program (in millions)	Dollar Value of Shares That May Yet Be Purchased (in millions)

Period
February 3, 2020 – March 1, 2020	0.1	$12.37	0.1	$77.0
March 2, 2020 – March 29, 2020	0.5	$10.48	0.5	$0.0
Total	0.6	$10.75	0.6

Item 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ JOHN P. JORDAN	By:	/s/ ERIC RIVERA
	JOHN P. JORDAN		ERIC RIVERA
	Executive Vice President,		Vice President,
	Chief Financial Officer		Corporate Controller
	(Principal Financial Officer)		(Principal Accounting Officer)

Date: June 9, 2021		Date: June 9, 2021