Form 10-K
period 2021-10-31
PHOTRONICS INC
filed 2021-12-17
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2021

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

As of May 2, 2021, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant's common stock held by non-affiliates was approximately $771,696,945 (based upon the closing price of $12.70 per share as reported by the NASDAQ Global Select Market on that date).

As of December 9, 2021, 60,900,453 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2022
Annual Meeting of Shareholders	Incorporated into Part III
to be held on March 10, 2022	of this Form 10-K

PHOTRONICS, INC.
ANNUAL REPORT ON FORM 10-K
OCTOBER 31, 2021

Glossary of Terms and Acronyms

Definitions of certain terms and acronyms that may appear in this report are provided below.

AMOLED	Active-matrix organic light-emitting diode. A technology used in mobile devices.
ASC	Accounting Standards Codification
ASP	Average Selling Price
ASU	Accounting Standards Update
Chip stacking	Placement of a computer chip on top of another computer chip, resulting in the reduction of the distance between the chips in a circuit board
COVID-19	Covid virus 2019, an infectious disease that was declared a pandemic by the World Health Organization in March 2020
DNP	Dai Nippon Printing Co., Ltd.
EUV
A wafer lithography technology using the industry standard extreme ultraviolet (EUV) wavelength. EUV photomasks function by selectively reflecting or blocking light, in contrast to conventional photomasks which function by selectively transmitting or blocking light

Exchange Act	The Securities Exchange Act of 1934 (as amended)
FASB	Financial Accounting Standards Board
Form 10-K	Annual Report on Form 10-K
Form 10-Q	Quarterly Report on Form 10-Q
FPDs	Flat-panel displays, or “displays”
Generation	In reference to flat panel displays, refers to the size range of the underlying substrate to which a photomask is applied. Higher generation (or “G”) numbers represent larger substrates
High-end (photomasks)	For IC, photomasks that are 28nm or smaller; for FPD, AMOLED, G10.5+, and LTPS photomasks
ICs	Integrated circuits, or semiconductors
LIBOR	London Inter-Bank Offered Rate
LTPS
Low-Temperature Poly Silicon, a polycrystalline silicon synthesized at relatively low temperatures; polycrystalline silicon in thin-film transistors (TFTs) are used in liquid-crystal display (LCD) flat panels and to drive organic light-emitting diode (OLED) displays

MLA	Master Lease Agreement
Optical proximity correction
A photolithography enhancement technique applied to compensate for the limitations of light to maintain the edge placement integrity of an original design, after processing, into the etched image on a silicon wafer

PDMCX	Xiamen American Japan Photronics Mask Co., Ltd., a joint venture of Photronics and DNP
Phase-shift photomasks	Photomasks that take advantage of the interference generated by phase differences to improve image resolution in photolithography
RMB	Chinese renminbi
ROU (assets)	Right-of-use asset
SEC	Securities and Exchange Commission
Securities Act	The Securities Act of 1933 (as amended)
U.S. GAAP	Accounting principles generally accepted in the United States of America
Wafer	A wafer, or silicon wafer, is a thin slice of semiconductor material that, in the fabrication of microelectronics, serves as the substrate for microelectronic devices built in and upon the wafer

All references to “2021”, “2020”, and “2019” are to our fiscal years ended on October 31 of those years, unless otherwise stated.

Forward-Looking Statements

This Form 10-K contains forward-looking statements, as defined by the SEC. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by us, or on our behalf. Forward-looking statements are statements other than statements of historical fact, including, without limitation, those statements that include such words as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans”, “predicts”, and similar expressions, and, without limitation, may address our future plans, objectives, goals, strategies, events, or performance, as well as underlying assumptions and other statements that are other than statements of historical facts. On occasion, in other documents filed with the SEC, press releases, conferences, or by other means, we may discuss, publish, disseminate, or otherwise make available, forward-looking statements, including statements contained within Item 2 – “Management’s Discussion & Analysis of Financial Condition and Results of Operations” of this Form 10-K.

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

Forward-looking statements within this Form 10-K speak only as of the date of its filing, and we undertake no obligation to update any such statements to reflect changes in events or circumstances that may subsequently occur. Users of this Form 10-K are cautioned that various factors may cause actual results to differ materially from those contained in any forward-looking statements found within this Form 10-K and that they should not place undue reliance on any forward-looking statement. In addition, all forward-looking statements, whether written or oral and whether made by us or on our behalf, are expressly qualified by the risk factors provided in Item 1A “Risk Factors” of this Form 10-K.

PART I

ITEM 1.	BUSINESS

General

Photronics, Inc. (and its subsidiaries, collectively referred to herein as “Photronics”, the “Company”, “we”, “our”, or “us”) is the world's leading manufacturer of photomasks, which are high precision photographic quartz or glass plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of ICs and FPDs and are used as masters to transfer circuit patterns onto semiconductor wafers and FPD substrates during the fabrication of ICs, a variety of FPDs and, to a lesser extent, other types of electrical and optical components. We have eleven manufacturing facilities, including two recently constructed facilities in China. Our FPD facility in Hefei, China, and our IC facility in Xiamen, China, commenced production in the second and third quarters of 2019, respectively.

Our principal executive offices are located at 15 Secor Road, Brookfield, Connecticut, 06804, telephone (203) 775-9000. Our website address is http://www.photronics.com. We make available, free of charge through our website, our Forms 10-K, Definitive Proxy Statements on Schedule 14A, Forms 10-Q, Current Reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. The information found on, or incorporated into, our website is not part of this or any other report we file with or furnish to the SEC. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Photronics.

Impact of the COVID-19 Pandemic

All of our facilities have continued to operate throughout the COVID-19 pandemic. However, since shortly after it was first identified near the end of calendar year 2019, the pandemic has had an impact on our business in a number of ways including customer shutdowns, which led to delays in new photomask design releases, and travel restrictions, which delayed tool installations and servicing. Proposed government actions, in response to the pandemic, have made it more challenging to retain and hire new employees at our facilities. To date, we have not experienced significant raw material shortages; however, supply-chain disruptions could potentially delay or prevent us from fulfilling customer orders. While our business has continued to grow over the course of the pandemic, we cannot predict its future impact on our business with a high level of certainty.

At certain facilities, employees not required to be on-site to maintain production have worked remotely at various times ‒ either at our discretion or due to government mandates. The implementation of these safety measures has not affected these employees’ abilities to support our operations.

Sales

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

High-end production for photomasks is considered to be 28 nanometer and smaller for ICs and Generation 10.5+, AMOLED, and LTPS display-based process technologies for FPDs. However, 32 nanometer and above geometries for semiconductors and Generation 8 and below (excluding AMOLED and LTPS) process technologies for displays, which we refer to as mainstream, constitute the majority of designs currently being fabricated in volume. At these geometries and at various high-end nodes, we can produce full lines of photomasks. Moreover, there is no significant technology employed by our competitors that is not available to us. We expect advanced-generation designs to continue to be developed throughout fiscal 2022, and we believe we are well positioned to service an increasing volume of this business as a result of our ongoing investments in manufacturing processes and technology in the regions where our customers are located.

Generally, Photronics and each of its customers engage in a qualification and correlation process before we become an approved supplier. Thereafter, based on the customer’s specifications, we typically negotiate pricing parameters for the customer's order. Some prices may remain in effect for an extended period of time. In many instances, we enter into sales arrangements with an understanding that, as long as our performance is competitive, we will receive a specified percentage of that customer's photomask orders.

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

We conduct our sales and marketing activities primarily through a staff of full-time sales personnel and customer service representatives who work closely with the Company's management and technical personnel. We support non-U.S. customers through both our domestic and foreign facilities and consider our presence in non-U.S. markets to be an important factor in attracting new customers, as it provides global solutions to our customers, minimizes delivery time, and allows us to serve customers that utilize manufacturing foundries outside of the United States, principally in Asia. See Notes 8 and 16 to our consolidated financial statements for the amount of revenue and long-lived assets attributable to each of our geographic areas of operations.

Research and Development

We primarily conduct corporate research and development activities for IC photomasks at our Boise, Idaho, facility and, to a lesser degree, Photronics DNP Mask Corporation (“PDMC”), our joint venture subsidiary in Taiwan. Research and development for FPD photomasks is primarily conducted at Photronics Cheonan, Ltd., our subsidiary in South Korea. Additionally, we conduct site-specific research and development programs to support local, strategic customer roadmaps. All of these research and development programs and activities are undertaken to advance our competitiveness in technology and manufacturing efficiency. We also conduct application-oriented research and development, including data and service technology to support the integration of photomasks into customer processes. Currently, research and development for IC photomasks are primarily focused on photomasks enabling wafer geometries of 14 nanometer node and smaller and, for FPDs, on Generations 8 and 10 substrate size photomasks for new TV technologies, emerging opportunities for micro- and mini-LED displays, and photomask technology for the complex FPD photomasks required in the manufacture of advanced mobile displays, such as AMOLED. We believe these core competencies will continue to be a critical part of semiconductor and FPD manufacturing, as wafer and FPD substrate optical lithography continues to enable new high-end ICs and displays. We incurred research and development expenses of $18.5 million, $17.1 million, and $16.4 million in 2021, 2020 and 2019, respectively. It is our belief that we own, control, or license the proprietary information (including trade secrets and patents) that is necessary for our business, as it is presently conducted. We also believe that our intellectual property and trade secret know-how will continue to be important to our maintaining technical leadership in the field of photomasks.

Markets

The market for photomasks primarily consists of domestic and non-U.S. semiconductor and FPD manufacturers and designers. Photomasks are manufactured by independent merchant manufacturers like Photronics, and by semiconductor and FPD manufacturers that produce photomasks for their own use (captive manufacturers). In rare instances, captive manufacturers also sell to other semiconductor or FPD manufacturers. Previously, there was a trend towards the divesture or closing of captive photomask operations by semiconductor manufacturers, and an increase in the share of the market served by independent merchant manufacturers. This trend was driven by the increased complexity and cost of capital equipment used in manufacturing photomasks and the lack of economy of scale for many semiconductor and FPD manufacturers to effectively utilize the equipment. However, more recently, to reach certain roadmap milestones, some captive mask facilities have been investing at faster rates than independent manufacturers, particularly in the foundry logic and memory spaces. Nevertheless, most captive manufacturers maintain business and technology relationships with independent photomask manufacturers for ongoing support.

We support customers across the full spectrum of IC production and FPD technologies by manufacturing photomasks using electron beam or optical (laser-based) lithography systems. For IC photomasks, the predominant writing technology used for advanced photomasks with fine-scale resolution requirements is electron beam writing systems, while FPD mask fabrication utilizes optical writing systems. These systems are capable of producing the most advanced semiconductor and display photomasks for use in an array of products. End markets served with IC photomasks include devices used for microprocessors, memory, telecommunications, and related applications. We own a number of both high-end and mature electron beam and laser-based lithography systems.

We sell our products primarily to leading semiconductor and FPD manufacturers. During 2021, we sold our products to approximately 530 customers. Revenue from United Microelectronics Corp. Co., Ltd. accounted for approximately 17%, 16% and 15% of our total revenues in 2021, 2020 and 2019, respectively, and revenue from Samsung Electronics Co., Ltd. accounted for approximately 12%, 14% and 16% of our total revenues in those respective years. Our five largest customers, in the aggregate, accounted for approximately 43%, 45% and 46% of our revenue in 2021, 2020 and 2019, respectively. A significant decrease in the amount of revenue from any of these customers could have a material adverse effect on our financial performance and business prospects.

Competition

The photomask industry is highly competitive, and most of our customers utilize multiple photomask suppliers. Our ability to compete depends primarily upon the consistency of our product quality, timeliness of delivery, competitive pricing, technical capability, and service, which we believe are the principal factors considered by customers in selecting their photomask suppliers. An inability to meet these requirements could adversely affect our financial condition, results of operations, and cash flows. We also believe that geographic proximity to customers is an important factor in certain markets where cycle time from order to delivery is critical. While some of our competitors may have greater financial, sales, marketing, or other resources than Photronics, we believe that we are able to compete effectively because of our dedication to customer service, ongoing investments in state-of-the-art photomask equipment and facilities, and experienced technical employees.

We estimate that, for the types of photomasks we manufacture (IC and FPD), the size of the total market (captive and merchant) is approximately $5.8 billion. Our competitors include Compugraphics International, Ltd., Dai Nippon Printing Co., Ltd (outside of Taiwan and China), Hoya Corporation, LG Innotek Co., Ltd., Shenzhen New Way Photomask Making Co., Ltd., Shenzhen Qingyi Photomask, Ltd., SK-Electronics Co., Ltd., Taiwan Mask Corporation, and Toppan Electronics Products Co., Ltd. We also compete with semiconductor and FPD manufacturers' captive photomask manufacturing operations that supply photomasks for internal use and, in some instances, also for external customers and foundries. We expect to face continued competition which, in the past, has led to pressure to reduce prices. We believe the pressure to reduce prices, together with the significant investment required in capital equipment to manufacture high-end photomasks, has contributed to the decrease in the number of independent manufacturers, and we expect such pressure to continue in the future.

International Operations

Revenues from our non-U.S. operations were approximately 84%, 83% and 81% of our total revenues in 2021, 2020 and 2019, respectively. We believe that our ability to serve non-U.S. markets is enhanced by our having, among other things, a local presence in the markets we serve. This requires significant investments in financial, managerial, operational, and other resources.

Operations outside of the United States are subject to inherent risks, including fluctuations in exchange rates, political and economic conditions in various countries, legal compliance and regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing international operations, longer accounts receivable collection cycles, potential restrictions on transfers of funds, and potentially adverse tax consequences. These factors may have a material adverse effect on our ability to generate revenue outside of the United States and to deploy resources where they could otherwise be used to their greatest advantage and, consequently, may adversely affect our financial condition and results of operations. Notes 8 and 16 of our consolidated financial statements, respectively, present revenue and long-lived assets by geographic area.

Resources

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

We rely on a limited number of equipment suppliers to develop and provide the equipment used in the photomask manufacturing process. Although, historically, we have been able to obtain equipment on a timely basis, an inability to obtain or repair equipment when required could adversely affect our business and results of operations.

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

Seasonality

Our business is typically impacted during the first quarter of our fiscal year by the North American, European, and Asian holiday periods, as some customers reduce their development and buying activities during those periods.

Government Contracts

We are party to a limited number of fixed-price contracts with the U.S. government. Revenues earned from these contracts do not comprise a significant portion of our total revenue.

Government Regulation

We are subject to government regulations within the U.S. and in other countries in which we produce or market our products. The effects of compliance with these regulations are currently not material to our results of operations, capital expenditures, or competitive position. However, compliance with changes to existing or new regulations may have a material adverse effect on our future results of operations, capital expenditures, or competitive position. We discuss the potential impact of our not adhering to a number of these regulations in Item 1A. “Risk Factors”, of this Form 10-K. The following is a list of major subjects of the regulations that pertain to our business:

•
Regulations, such as those under the Foreign Corrupt practices Act that prohibit providing remuneration to government officials for the purpose of obtaining or securing business in the jurisdictions in which they serve;

•	Regulations that require the minimization and proper disposal of the by-products of our manufacturing processes;

•	Regulations that require us to provide a safe working environment for our employees;

•	Regulations that restrict our ability to transfer assets between operations not within the same legal jurisdiction;

•	Regulations that require us to provide information through the submission of government surveys;

•	Regulations that require us to maintain an effective system of internal accounting controls;

•	Regulations that prohibit us from engaging in business in specified countries, or with specified customers;

•	Regulations that require us to protect the personal information of our customers and employees;

•	Regulations that require us to accurately determine our liabilities to taxing authorities, and to settle such liabilities within their statutorily prescribed time periods;

•	Regulations that require us to withhold and timely remit taxes on our employees’ compensation to government authorities;

•	Regulations that require us to contribute to government-sponsored social insurance plans;

•	Regulations that require us to contribute to employee severance plans;

•	Regulations that prohibit us from disseminating material nonpublic information prior to the public announcement of such information;

•
Regulations pertaining to financial reporting, insider transactions, executive compensation, and other areas overseen by the SEC and governing bodies in other countries in which our operations are located;

Human Capital

As of October 31, 2021, we had approximately 1,728 full-time and part-time employees worldwide. Our business results depend in part on our ability to successfully manage our human capital resources, including attracting, identifying, and retaining key talent. Factors that may affect our ability to attract and retain qualified employees include employee morale, our reputation, competition from other employers, and availability of qualified individuals. As of October 31, 2021, none of our employees at any of our worldwide facilities was represented by a union. We consider our employee relations to be good. We believe our commitment to our human capital resources is an important component of our mission to deliver superior photomasks and customer care. We provide all employees with the opportunity to share their opinions in open dialogues with our human resources department and senior management. We provide all employees a wide range of professional development experiences, both formal and informal. Our formal offerings include tuition reimbursement, leadership development experiences and vocational training. The safety of our employees is a paramount value for us.

We provide mandatory safety trainings in our production facilities, which are designed to focus on empowering our employees with the knowledge and tools they need to make safe choices and to minimize risks.  Supervisors complete safety management courses as well. In response to COVID-19, we implemented significant changes that we determined were in the best interest of our employees and which comply with government orders in all the states and countries where we operate. In an effort to keep our employees safe and to maintain operations during COVID-19, we have implemented a number of new health-related measures including the requirement to wear company provided facemasks at all times while on company property, temperature taking protocols, increased hygiene, cleaning and sanitizing procedures at all locations, social-distancing, restrictions on visitors to our facilities, and limiting in-person meetings and other gatherings. Additionally, we are following government policies and recommendations designed to slow the spread of COVID-19, and for US employees we required vaccinations against COVID-19.  However, we are monitoring the actions of federal courts regarding mandated vaccinations.  Further, the health and wellness of our employees are critical to our success.

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

We sell substantially all of our photomasks to semiconductor or FPD designers, manufacturers and foundries, as well as to other high-performance electronics manufacturers. We believe that the demand for photomasks depends primarily on design activity rather than sales volume from products using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. In addition, the reduced use of customized ICs, a reduction in design complexity, other changes in the technology or methods of manufacturing or designing semiconductors or FPDs, or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks ‒ even if the demand for semiconductors and FPDs increases. Historically, the microelectronics industry has been volatile, with sharp periodic downturns and slowdowns. These negative trends have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices with a concomitant effect on revenue and profitability.

We depend on a limited number of suppliers for equipment and raw materials and, if those suppliers fail to timely deliver their products to us, we may be unable to fulfill orders from our customers, which could adversely affect our business and results of operations.

We rely on a limited number of photomask equipment manufacturers to develop, supply, and repair the equipment we use. These equipment manufacturers usually require lead times of twelve months or longer between the order date and the delivery of certain photomask imaging and inspection equipment. The failure of our suppliers to develop or deliver such equipment on a timely basis could have a material adverse effect on our business and results of operations. In addition, the manufacturing equipment necessary to produce advanced photomasks could become prohibitively expensive, which could similarly affect us.

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

Historically, we have sold a significant proportion of photomasks to a limited number of IC and FPD manufacturers. During 2021, 2020 and 2019, our two largest customers accounted for 29%, 29% and 31%, respectively, of our revenue. Our five largest customers accounted for 43%, 45% and 46% of our revenue in 2021, 2020 and 2019, respectively. The loss of a significant customer, a significant reduction or delay in orders from any significant customer (including reductions or delays due to customer departures from recent buying patterns), or an unfavorable change in competitive conditions in the semiconductor or FPD industries could have a material adverse effect on our financial performance and business prospects. The consolidation of semiconductor manufacturers, or an economic downturn in the semiconductor industry, may increase the likelihood of losing a significant customer and could also have an adverse effect on our financial performance and business prospects.

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

Financial covenants related to our credit facility, which expires in September 2023, include a total leverage ratio, a minimum interest coverage ratio, and minimum unrestricted cash balances. Our credit facility may also limit our flexibility in planning for, or reacting to, changes in our business and industry, which may place us at a disadvantage with our competitors. We are also subject to covenants that limit our financing flexibility, such as a limit on the amount we can spend to repurchase shares of our common stock. Existing covenant restrictions, and noncompliance with covenants or cross-default provisions could limit our ability to draw down on current facilities or our ability to obtain additional debt financing, and limit the amounts of dividends, distributions, and redemptions we can pay on our common stock to an annual amount of $50 million. Should we be unable to meet one or more of these covenants, our lenders may require us to repay any outstanding balance prior to the expiration date of our agreements. Our ability to comply with the financial and other covenants in our credit agreements may be affected by deteriorating economic or business conditions, or other events. We cannot assure that, under such circumstances, additional sources of financing would be available to fund operating requirements or repay any long-term borrowings, to avoid default.

Our operations will continue to require substantial capital expenditures, for which we may be unable to provide or obtain funding.

The manufacture of leading-edge photomasks requires us to make substantial investments in high-end manufacturing capability. We expect that we will be required to continue to make substantial capital expenditures to meet the technological demands of our customers and to position us for future growth. Our capital expenditure payments for fiscal 2022 are expected to be approximately $100 million, of which approximately $9.7 million was included in Accounts payable and Accrued liabilities on our October 31, 2021, consolidated balance sheet. We cannot provide assurance that we will be able to obtain the additional capital required to fund our operations or capital expenditures on reasonable terms, if at all, or that any such inability will not have a material adverse effect on our business and results of operations.

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

Our success depends, in part, upon key managerial and technical personnel, as well as our ability to continue to attract and retain additional qualified personnel. The loss of certain key personnel (for example, our chief executive officer and chief technology officer) could have a material adverse effect on our business and results of operations. We cannot offer assurance that we can retain our key managerial and technical employees, or that we can attract similar additional employees in the future.

The photomask industry is dependent on the semiconductor and display industries, which are subject to rapid technological change and fluctuations in capacity needs. Consequently, we might fail to adequately time our capabilities to market needs, which could have a material adverse effect on our business and results of operations.

The photomask industry has been, and we expect it to continue to be, characterized by technological change and evolving industry requirements, which recent supply chain regionalization efforts have accelerated. In order to remain competitive, we will be required to continually anticipate, respond to, and scale technologies of increasing complexity in both traditional and emerging markets that we serve. In particular, we believe that, as semiconductor geometries continue to become smaller and FPDs become larger or otherwise more advanced, we will be required to manufacture increasingly challenging photomasks. Moreover, the demand for photomasks in non-leading-edge nodes may increase beyond our ability to meet our customers’ requirements within adequate response times. Additionally, the demand for photomasks has been, and could in the future be, adversely affected by changes in semiconductor and high-performance electronics fabrication methods that affect the type or quantity of photomasks utilized, such as changes in semiconductor demand that favor field-programmable gate arrays and other semiconductor designs that replace application-specific ICs. Furthermore, evidence of the viability and the corresponding market acceptance of alternative methods of transferring IC designs onto semiconductor wafers could reduce or eliminate the need for photomasks in the production of semiconductors. As of the end of 2021, one alternative method, direct-write lithography, has not been proven to be a commercially viable alternative to photomasks, as it is considered to be too slow for high-volume semiconductor wafer production. However, should direct-write or any other alternative method of transferring IC or FPD designs without the use of photomasks achieve market acceptance, and if we are unable to anticipate, respond to, or utilize these or other technological changes, due to resource, technological, or other constraints, our business and results of operations could be materially adversely affected.

The risk of loss of our intellectual property, trade secrets or other sensitive business or customer confidential information or disruption of operations due to cyberattacks or data breaches could negatively impact our financial results.

Cyberattacks or data breaches could compromise confidential, business-critical information, cause disruptions in our operations, expose us to potential litigation, or harm our reputation. We have important assets, including intellectual property, trade secrets, and other sensitive, business-critical and/or confidential information which may be vulnerable to such incidents. While we have a comprehensive cybersecurity program that is continually reviewed, maintained, and upgraded, we cannot assure that we are invulnerable to cyberattacks and data breaches which, if significant, could negatively impact our business and financial results.

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

The photomask industry is highly competitive, and most of our customers utilize more than one photomask supplier. Our competitors include Compugraphics International, Ltd., Dai Nippon Printing Co., Ltd (outside of Taiwan and China), Hoya Corporation, LG Innotek Co., Ltd., Shenzhen New Way Photomask Making Co., Ltd., Shenzhen Qingyi Photomask, Ltd., SK-Electronics Co. Ltd., Taiwan Mask Corporation, and Toppan Electronics Products Co., Ltd. We also compete with semiconductor and FPD manufacturers' captive photomask manufacturing operations, some of which market their photomask manufacturing services to outside customers. We expect to face continued competition from these and other suppliers in the future. Some of our competitors have substantially greater financial, sales, marketing, or other resources than we do. Also, when producing smaller geometry photomasks, some of our competitors may be able to more rapidly develop and produce such masks and achieve higher manufacturing yields than we can. We believe that consistency of product quality, timeliness of delivery, competitive pricing, technical capability and service are the principal factors considered by customers when selecting their photomask suppliers. Our inability to meet these competitive requirements could have a material adverse effect on our business and results of operations. In the past, competition has led to pressure to reduce prices and the need to invest in advanced manufacturing technology, which we believe contributed to the decrease in the number of independent photomask suppliers. These pressures may continue in the future.

Investment Related Risk Factors

Joint ventures may not operate according to their business plans if our partners fail to fulfill their obligations, which may adversely affect our results of operations and compel us to dedicate additional resources to these joint ventures.

The nature of a joint venture requires us to share control in certain areas with unaffiliated third parties. If our joint venture partner does not fulfill its obligations, the affected joint venture may not be able to operate in accordance with its business plan. Under such a scenario, our results of operations may be adversely affected, and we may be compelled to increase the level of our resources devoted to the joint venture. Also, differing views among joint venture participants may result in delayed decisions, or failures to agree on major issues. If such differences caused a joint venture to deviate from its business plan, our results of operations could be adversely affected.

Our expansion into China entails substantial risks.

In 2019, we commenced operations at our two newly constructed manufacturing facilities in China. These investments are subject to substantial risks which may include, but are not limited to: the inability to protect our intellectual property rights under Chinese law, which may not offer as high a level of protection as U.S. law; unexpectedly long negotiation periods with Chinese suppliers and customers; quality issues related to materials sourced from local vendors; limited access to electricity; unexpectedly high labor costs due to a tight labor supply; and difficulty in repatriating funds and selling or transferring assets. Our investments in China also exposed us to a significant additional foreign currency exchange risk, which we had not been subject to in prior years. In addition, as tensions have, from time to time, escalated between the U.S. and China, we believe there is an enhanced risk that our substantial investments in China may be subject to unforeseen restrictions, which may include expropriation of the investments by the Chinese government. These and other risks may result in our not realizing a return on, or losing some, or all, of our investments in China, which would have a material adverse effect on our financial condition and financial performance.

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

As part of our business growth strategy, we have acquired businesses and entered into joint ventures in the past, and we may pursue acquisitions and joint venture opportunities in the future. Our future efforts to grow the Company may include expanding into new or related markets or industries. Our ability to implement this component of our growth strategy may be limited by both our ability to identify appropriate acquisition or joint venture candidates and our financial resources, including our available cash and borrowing capacity. The expense incurred in consummating acquisitions or entering into joint ventures, the time it takes to integrate an acquisition, or our failure to integrate businesses successfully, could result in unanticipated expenses and losses. Furthermore, we may not be able to realize any of the anticipated benefits from acquisitions or joint ventures.

The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties, and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with the integration of acquisitions include: potential disruption of our ongoing business; distraction of management; unforeseen claims and liabilities, including unexpected environmental exposures; unforeseen adjustments, taxes, charges and write-offs; problems enforcing the indemnification obligations of sellers of businesses or joint venture partners for claims and liabilities; unexpected losses of customers of, or suppliers to, the acquired business; difficulty in conforming the acquired business’ standards, processes, procedures and controls with our operations; variability in financial performance arising from the implementation of acquisition accounting; inability to coordinate new product and process development; loss of senior managers and other critical personnel; problems with new labor unions; and challenges arising from the increased scope, geographic diversity, and complexity of our operations.

Operations Related Risk Factors

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

Our customers generally order photomasks on an as-needed basis; thus, our revenue in any quarter is dependent primarily on orders received during that quarter. Since we operate with little backlog, and the rate of new orders may vary significantly from quarter to quarter, our capital expenditures and consequential expense levels are, to some extent, based primarily on sales forecasts and technological advancements in photomask manufacturing equipment. Consequently, if anticipated revenues in any quarter do not occur when expected, our capital investments could result in underutilized capacity and disproportionately high expense levels, causing operating results to be adversely affected. Due to the foregoing factors, we believe that quarter to quarter comparisons of our operating results cannot be relied upon as indicators of future performance. In addition, in future quarters, our operating results could be below guidance we may provide or the expectations of public market analysts and investors, which could have a material adverse effect on the market price of our common stock.

Our substantial non-U.S. operations are subject to additional risks.

Revenues from our non-U.S. operations were approximately 84%, 83% and 81% of our total revenues in 2021, 2020 and 2019, respectively. We believe that maintaining significant international operations requires us to have, among other things, a local presence in the geographic markets that we supply. This requires significant investments in financial, managerial, operational, and other resources. Since 1996, we have significantly expanded our operations in international markets by acquiring existing businesses in Europe and Asia, and building manufacturing facilities in Taiwan and China. In order to enable us to optimize our investments and other resources, we closely monitor the semiconductor and FPD manufacturing markets for indications of geographic movement and, in conjunction with these efforts, continue to assess the locations of our manufacturing facilities. These assessments may result in the opening or closing of facilities.

Operations outside of the United States are subject to inherent risks, including: fluctuations in currency exchange rates; unstable political and economic conditions in various countries; changes in economic alliances; unexpected changes in regulatory requirements; compliance with a variety of burdensome foreign laws and regulations; compliance with anti-bribery and anti-corruption laws (such as the Foreign Corrupt Practices Act); tariffs and other trade barriers; difficulties in staffing and managing international operations; and longer accounts receivable collection cycles. In addition: foreign countries may enact other restrictions on foreign trade or investment, including: currency exchange controls; trade sanctions which result in our losing access to customers and suppliers; legislation which renders agreements to be difficult to enforce; impositions on the movement of funds or other assets; or we may be subject to adverse tax consequences. These factors may have a material adverse effect on our costs or our ability to generate revenues outside of the United States and, consequently, on our business and results of operations.

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

We have a high level of fixed costs.

Because of the capital-intensive nature of the photomask manufacturing business, we have a high level of fixed costs and a high degree of operating leverage. Accordingly, should our sales volumes decline as a result of a decrease in design releases from our customers or for any other reason, we may have excess or underutilized production capacity which could significantly impact our operating margins or result in write-offs from asset impairments.

Regulatory Related Risk Factors

COVID-19 vaccination mandates could adversely affect our ability to attract and maintain employees.

In response to COVID-19, we implemented significant changes that we determined were in the best interest of our employees and which comply with government orders in all the states and countries where we operate. In an effort to keep our employees safe and to maintain operations during COVID-19, we have implemented a number of new health-related measures including the requirement to wear company provided facemasks at all times while on company property, temperature taking protocols, increased hygiene, cleaning and sanitizing procedures at all locations, social-distancing, restrictions on visitors to our facilities, and limiting in-person meetings and other gatherings. Additionally, we are following government policies and recommendations designed to slow the spread of COVID-19 and for US employees we required vaccinations against COVID-19. We may not be able to attract or retain employees as a result of this mandate, and though we believe these actions are appropriate and prudent to safeguard our employees, contractors, suppliers and customers while allowing us to safely continue operations, we cannot predict how the steps we, our team members, government entities, suppliers or customers take in response to COVID-19 will ultimately impact our business, outlook, or results of operations.

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

Our internal controls over financial reporting may not prevent or detect misstatements because of their inherent limitations in detecting human errors, the circumvention or overriding of controls, or fraud; even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we: fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls; otherwise fail to prevent financial reporting misstatements; or experience difficulties in implementing internal controls, our business and operating results could be harmed, and we could fail to meet our financial reporting obligations.

Our business could be adversely impacted by global or regional catastrophic events.

Our business could be adversely affected by terrorist acts, widespread outbreaks of infectious diseases (such as COVID-19), government responses such as shelter-in-place directives to limit the impact of infectious diseases, or the outbreak or escalation of wars, especially in the Asian markets in which we generate a significant portion of our sales and in Japan where we purchase raw materials and capital equipment. Such events in the geographic regions in which we do business, including escalations of political tensions and military conflicts within the Korean Peninsula, or between the People’s Republic of China and the U.S. or the Republic of China (Taiwan), could have material adverse impacts on our revenue, cost and availability of raw materials, results of operations, cash flows, and financial condition.

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

The General Data Protection Regulation (“GDPR”), which went into effect in the European Union (EU) on May 25, 2018, applies to the collection, use, retention, security, processing, and transfer of personally identifiable information of residents of EU countries. The GDPR created a range of new compliance obligations and imposes significant fines and sanctions for violations. It is possible that the GDPR may be interpreted or applied in a manner that is adverse to, or unforeseen by us, including requirements that are inconsistent with our practices, or that we may otherwise fail to construe its requirements in ways that are satisfactory to the EU authorities. Upon leaving the E.U. on January 31, 2021, the U.K. enacted a new domestic data privacy law called the “U.K. – General Data Protection Regulation” (“UK-GDPR”). Although somewhat less restrictive than the GDPR, the UK-GDPR is similar to the GDPR with respect to both an entity’s obligation to protect personal information and the imposition of significant fines for violations.

Any failure, or perceived failure, by us to comply with the GDPR or the UK-GDPR, or with any applicable regulatory requirements or orders, including but not limited to privacy, data protection, information security, or consumer protection related privacy laws and regulations, in one or more jurisdictions within the EU, the U.K. or elsewhere, could: result in proceedings or actions against us by governmental entities or individuals; subject us to significant fines, penalties, and/or judgments; require us to change our business practices; limit access to our products and services in certain countries, or otherwise adversely affect our business, as we would be at risk to lose both customers and revenue, and incur substantial costs.

We may, in the future, incur net losses.

Although the Company has been profitable since fiscal 2010, it has, in the past, incurred net losses. We cannot provide assurance that the Company will not incur net losses in the future.

Market Related Risk Factors

Changes in foreign currency exchange rates could have a material adverse effect on our results of operations, financial condition, or cash flows.

Our consolidated financial statements are prepared in accordance with U.S. GAAP and are reported in U.S. dollars. Our operations have transactions and balances denominated in currencies other than the U.S. dollar; primarily the South Korean won, New Taiwan dollar, Japanese yen, Chinese renminbi, euro, Singapore dollar, and the British pound sterling. In 2021, we recorded a net gain from changes in foreign currency exchange rates of $8.0 million in our statement of income, while our net assets increased by $8.5 million as a result of the translation of foreign currency financial statements to U.S. dollars. Significant foreign currency fluctuations may adversely affect our results of operations, financial condition, or cash flows.

Our hedging activity could negatively impact our results of operations and cash flows.

We may enter into derivatives to manage our exposures to interest rate and currency movements. If we do not accurately forecast our results of operations, execute contracts that do not effectively mitigate our economic exposures to interest rates and currency rates, elect to not apply hedge accounting (when doing so would have mitigated our losses), or fail to comply with the complex accounting requirements for hedging transactions, our results of operations and cash flows could be volatile, as well as negatively impacted.

The market price of our common stock is subject to volatility and could fluctuate widely in response to various factors, many of which are beyond our control.

Factors that may influence the price of our common stock include, but are not limited to, the following:

•	loss of any of our key customers or suppliers;

•	additions or departures of key personnel;

•	third party sales of common stock;

•	our ability to execute our business plan, including but not limited to, our expansion into China;

•	announcements and consummations of business acquisitions;

•	operating results that fall below or exceed expectations;

•	announcements of forecasted earnings or material transactions;

•	issuances or repurchases of our common stock;

•	intellectual property disputes;

•	industry developments;

•	news or disclosures by competitors or customers;

•	business combinations, divestitures, or bankruptcies by customers, suppliers, or competitors;

•	economic and other external factors including (but not limited to) recessions, natural disasters, military actions, political instability, or social unrest; and

•	period to period fluctuations in our financial results.

In addition, securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Such fluctuations may be the result of imbalances between buy and sell offers, or low trading volume which can magnify the effects of a small number of transactions on the price of a stock.

We operate in a global, competitive environment which gives rise to operating and market risk exposure.

We sell our products in a competitive, global environment, and compete worldwide for sales on the basis of product quality, price, technology, and customer service. Sales of our products are also subject to federal, state, local, and foreign taxes, laws and regulations, trade agreements, import and export controls, duties, and tariffs. The imposition of additional regulations or controls including export controls, duties, tariffs, or changes to bilateral and regional trade agreements, could negatively impact our results of operations.

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

(1)  We own our manufacturing facilities in Hefei, Taichung, Xiamen, and one of our manufacturing facilities in Hsinchu. However, we lease the related land at these sites. We believe our facilities are adequate to support our current and near-term requirements.

ITEM 3.	LEGAL PROCEEDINGS

Please refer to Note 14 in Part II, Item 8 of this report for information on legal proceedings involving the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol PLAB. On December 9, 2021, the closing sale price of our common stock, per the NASDAQ Global Select Market, was $17.61. Based on available information, we have 253 registered shareholders.

To date, we have not paid any cash dividends on Photronics shares, and, for the foreseeable future, we anticipate that earnings will continue to be retained for use in our business. Further, our credit agreement limits the amount that can be paid as cash dividends on Photronics stock.

In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. Share repurchases under the program commenced on September 16, 2020.

All of the shares purchased under the program in 2020 were retired prior to the end of 2020, and all of the shares purchased under the program in 2021 were retired prior to the end of the fiscal year. The table below presents additional information on shares repurchased during the fourth quarter of 2021.

	Total Number of Shares Purchased (in millions)	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program (in millions)	Dollar Value of Shares That May Yet Be Purchased (in millions)

August 2, 2021 – August 29, 2021	0.67	$13.31	0.67	$37.8
August 30, 2021 – September 26, 2021	0.02	$13.51	0.02	$37.6
September 27, 2021 – October 31, 2021	0.25	$13.42	0.25	$34.3
Total	0.94		0.94

Securities authorized for issuance under equity compensation plans

The information regarding our equity compensation required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from the Photronics, Inc. 2022 Definitive Proxy Statement in Item 12 of Part III of this report. The 2022 Definitive Proxy Statement will be filed within 120 days after our fiscal year ended October 31, 2021.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are focused on improving our competitiveness by advancing our technology and reducing costs and, in connection therewith, have invested and plan to continue to invest in manufacturing equipment to serve the high-end markets. As we face challenges that require us to make significant improvements in our competitiveness, we continue to evaluate further cost reduction initiatives.

State-of-the-art production for semiconductor masks is considered to be 28 nanometer and smaller for ICs and Generation 10.5+ and AMOLED and LTPS display-based process technologies for FPDs. However, 32 nanometer and above geometries for semiconductors and Generation 8 and below (excluding AMOLED and LTPS) process technologies for displays constitute the majority of designs currently being fabricated in volume. At these geometries, we can produce full lines of photomasks, and there is no significant technology employed by our competitors that is not available to us. We expect advanced-generation designs to continue to move to production throughout fiscal 2022, and we believe we are well positioned to service an increasing volume of this business as a result of our investments in manufacturing processes and technology in the regions where our customers are located.

The photomask industry has been, and is expected to continue to be characterized by technological change and evolving industry standards. In order to remain competitive, we will be required to continually anticipate, respond to, and utilize changing technologies. In particular, we believe that, as semiconductor geometries continue to become smaller, and display designs become larger or otherwise more advanced, we will be required to manufacture even more complex optically-enhanced reticles, including optical proximity correction and phase-shift photomasks. Additionally, demand for photomasks has been, and could, in the future be adversely affected by changes in high-performance electronics fabrication methods that affect the type or quantity of photomasks used, such as changes in semiconductor demand that favor field-programmable gate arrays and other semiconductor designs that replace application-specific ICs, or the use of certain chip-stacking methodologies that lessen the emphasis on conventional lithography technology. Furthermore, increased market acceptance of alternative methods of transferring circuit designs onto semiconductor wafers could reduce or eliminate the need for photomasks in the production of semiconductors. As of the end of 2021, one alternative method, direct-write lithography, has not been proven to be a commercially viable alternative to photomasks, as it is considered to be too slow for high-volume semiconductor wafer production, and we have not experienced a significant loss of revenue as a result of this or other alternative semiconductor design methodologies. However, should direct-write lithography or any other alternative method of transferring IC designs to semiconductor wafers without the use of photomasks achieve market acceptance, and we do not anticipate, respond to, or utilize these or other changing technologies due to resource, technological, or other constraints, our business and results of operations could be materially adversely affected.

Both our revenues and costs have been affected by the increased demand for high-end-technology photomasks that require more advanced manufacturing capabilities, but generally command higher ASPs. Our capital expenditure payments were $109.1 million, $70.8 million and $178.3 million in 2021, 2020 and 2019, respectively, and the depreciation on these purchases has significantly contributed to our cost of goods sold. We intend to continue to make the required investments to support the technological demands of our customers that we believe will position the Company for future growth. In support of this effort, we expect capital expenditure payments to be approximately $100 million in fiscal year 2022.

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

Recent Developments

 In the second quarter of 2021, under an MLA which we entered into effective October 2020, we entered into a five-year $7.2 million finance lease for a high-end inspection tool. Monthly payments on the lease, which commenced in February 2021, are $0.1 million per month. Upon the payment of the fiftieth monthly payment and prior to payment of the fifty-first monthly payment, we may exercise an early buyout option to purchase the tool for $2.4 million. If we do not exercise the early buyout option, then at the end of the five-year lease term, the lease shall continue to renew on a month-to-month basis at the same rental terms; at our option, after the original term or any renewal periods, we may return the tool, elect to extend the lease, or purchase the tool at its fair market value. Since we are reasonably certain that we will exercise the early buyout option, our lease liability reflects such exercise and we have classified the lease as a finance lease. The interest rate implicit in the lease is 1.08%.

In the first quarter of 2021, under an MLA which we entered into effective July 2019, we entered into a five-year $35.5 million finance lease for a high-end lithography tool. Monthly payments on the lease, which commenced in January 2021, increased from $0.04 million after the first three months to $0.6 million for the following nine months, to be followed by forty-eight monthly payments of $0.5 million. As of the due date of the forty-eighth monthly payment, we may exercise an early buyout option to purchase the tool for $14.1 million. If we do not exercise the early buyout option, then at the end of the five-year lease term, at our option, we may return the tool, elect to extend the lease term for a period and a lease payment to be agreed with lessor at the time, or purchase the tool for its then-fair market value as determined by the lessor. Since we are reasonably certain that we will exercise the early buyout option, our lease liability reflects such exercise and we have classified the lease as a finance lease. The interest rate implicit in the lease is 1.58%. The lease agreement incorporates the covenants included in our Corporate Credit Agreement, which are detailed in Note 9 of Part II, Item 8 of this report, and includes a cross-default provision for any agreement or instrument with an outstanding, committed balance greater than $5.0 million in which we are the indebted party.

In the fourth quarter of 2020, we entered into a MLA with a financing entity for the lease of an inspection tool with a maximum value of $10 million.  The tool was delivered during the fourth quarter of 2020, and the financing entity made a progress payment to the vendor of $6.5 million in the first quarter of 2021. The progress payment accrued interest at 1.56% payable monthly until the final payment for the tool was made in the second quarter of 2021, at which point the $7.2 million lease described above began.

In the fourth quarter of 2020, our Hefei, China, facility was approved to borrow 200 million RMB (approximately $31.3 million, at the balance sheet date) from the China Construction Bank Corporation. This credit facility is subject to annual reviews and extension, with the most recent extension allowing us to borrow additional funds set to expire in August 2022. The loan proceeds were used to fund purchases of two lithography tools at the Hefei facility. As of October 31, 2021, we had borrowed 135.7 million RMB ($21.2 million) against this approval (all of which was then outstanding), and 64.3 million RMB ($10.1 million) remained available to borrow. The interest rate on the loan is variable and based on the RMB Loan Prime Rate of the National Interbank Funding Center. The borrowings are secured by the Hefei facility, its related land use right, and certain manufacturing equipment. The Hefei Equipment Loan is subject to covenants and provisions, certain of which relate to the assets pledged as security for the loan, including covenants for the ratio of total liabilities to total assets and the ratio of current assets to current liabilities, all of which we were in compliance with at October 31, 2021.

In the fourth quarter of 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. Through October 31, 2021, we had repurchased 5.6 million shares at a cost of $65.7 million (an average price of $11.64 per share) under this authorization. All shares repurchased in 2020 were retired in 2020, and all shares repurchased in 2021 were retired in 2021.

In the first quarter of 2020, we acquired the remaining 0.2% of noncontrolling interests in Photronics Cheonan, Ltd. for $0.6 million.

In the first quarter of 2020, we adopted ASU 2016-02 and all subsequent amendments, collectively codified in Accounting Standards Codification Topic 842 - “Leases” (“Topic 842”). This guidance requires modified retrospective adoption, either at the beginning of the earliest period presented or at the beginning of the period of adoption; we elected to apply the guidance at the beginning of the period of adoption, and recognized right-of-use leased assets of approximately $6.5 million, and corresponding lease liabilities, which were discounted at our incremental borrowing rates, on our November 1, 2019, consolidated balance sheet to reflect our adoption of the guidance. Our adoption of Topic 842 did not affect our cash flows or our ability to comply with covenants under our credit agreements.

In the fourth quarter of 2019, our board of directors declared a dividend of one preferred stock purchase right (a “Right”), payable on or about October 1, 2019, for each share of common stock, par value $0.01 per share, of the Company outstanding on September 30, 2019, to the stockholders of record on that date. In connection with the distribution of the Rights, we entered into a Section 382 Rights Agreement (the “Rights Agreement”), dated as of September 23, 2019, between the Company and Computershare Trust Company, N.A., a federally chartered trust company, as rights agent. The purpose of the Rights Agreement is to deter trading of our common stock that would result in a change in control (as defined in Internal Revenue Control Section 382), thereby preserving our future ability to use our historical federal net operating losses and other Tax Attributes (as defined in the Rights Agreement). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.01 per share, at a price of $33.63, subject to adjustment. The Rights, which are described in the Company’s Current Report on Form 8-K filed on September 24, 2019, are in all respects subject to and governed by the provisions of the Rights Agreement. The Rights will expire at the earliest to occur of (i) the date on which our board of directors determines, in its sole discretion, that the Rights Agreement is no longer necessary for the preservation of material valuable tax attributes, or the tax attributes have been fully utilized and may no longer be carried forward, and (ii) the close of business on September 22, 2022.

In the fourth quarter of 2019, upon our request, a financing entity made an advance payment of $3.5 million to an equipment vendor. We entered into an MLA with this financing entity, which became effective in July 2019. The MLA enabled us to request advance payments or other funds to finance equipment to be leased or purchased in the U.S. In connection with this MLA, we had been approved for financing of $35 million for the purchase of a high-end lithography tool. Interest on this borrowing was variable and payable monthly at thirty-day LIBOR plus 1% and was to continue to accrue until the borrowing was repaid or, as allowed under the MLA, we entered into a lease for the equipment. During the first quarter of 2021, this financing entity made an additional payment of $28 million to the equipment vendor on our behalf and we subsequently entered into the $35.5 million finance lease described above.

In the fourth quarter of 2019, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act of 1933 (as amended). We repurchased 2.5 million shares at a cost of $27.9 million (an average price of $11.34 per share) under this authorization. The repurchase program was terminated on March 20, 2020.

In the second quarter of 2019, we repaid, upon maturity, the entire $57.5 million principal amount of the convertible senior notes we issued in April 2016.

In the first quarter of 2019, PDMCX obtained approval to borrow 345.0 million RMB from the Industrial and Commercial Bank of China. From November 2018 through July 2020, PDMCX entered into separate loan agreements (the “Project Loans”) for the entire approved amount and, as of October 31, 2021, 255.0 million RMB ($39.9 million) remained outstanding. The Project Loans were used to finance certain capital expenditures at the PDMCX facility, and are collateralized by liens granted on the land use right, building, and certain equipment located at the facility. The interest rates on the Project Loans are variable (based on the RMB Loan Prime Rate of the National Interbank Funding Center), and interest incurred on the loans is eligible for reimbursement through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provide for such reimbursements up to a prescribed limit and duration. The Project Loans are subject to covenants and provisions, certain of which relate to the assets pledged as security for the loans, all of which we were in compliance with at October 31, 2021.

In the first quarter of 2019, PDMCX obtained approval for revolving, unsecured credit of the equivalent of $25.0 million, pursuant to which PDMCX may enter into separate loan agreements with varying terms to maturity. This facility is subject to annual reviews and extension. Unless extended, this facility will expire in October 2022. As of October 31, 2021, PDMCX had 78.0 million RMB ($12.2 million) outstanding against the approval. The interest rates are variable, based on the RMB Loan Prime Rate of the National Interbank Funding Center. Interest incurred on the loans are eligible for reimbursement through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provide for such reimbursements up to a prescribed limit and duration.

Results of Operations

The following tables present selected operating information expressed as a percentage of revenue. The columns may not foot due to rounding.

	Three Months Ended
	October 31, 2021	August 1, 2021	October 31, 2020

Revenue	100.0%	100.0%	100.0%
Cost of goods sold	71.3	73.4	78.6

Gross profit	28.7	26.6	21.4
Selling, general and administrative expenses	7.9	8.8	8.6
Research and development expenses	2.3	3.1	2.8
Other operating income, net	-	2.1	-

Operating income	18.5	16.7	10.0
Non-operating income (expense), net	2.1	2.2	(1.9)

Income before income tax provision	20.6	18.9	8.1
Income tax provision	4.8	4.6	2.3

Net income	15.8	14.3	5.8
Net income attributable to noncontrolling interests	4.9	4.3	1.5

Net income attributable to Photronics, Inc. shareholders	10.9%	10.0%	4.3%

	Year Ended
	October 31, 2021	October 31, 2020	October 31, 2019

Revenue	100.0%	100.0%	100.0%
Cost of goods sold	74.8	77.9	78.1

Gross profit	25.2	22.1	21.9
Selling, general and administrative expenses	8.7	8.8	9.5
Research and development expenses	2.8	2.8	2.9
Other operating income, net	0.5	-	-

Operating income	14.2	10.5	9.5
Non-operating income (expense), net	1.1	(0.4)	(0.3)

Income before income tax provision	15.4	10.1	9.2
Income tax provision	3.5	3.5	1.9

Net income	11.9	6.6	7.3
Net income attributable to noncontrolling interests	3.5	1.1	1.9

Net income attributable to Photronics, Inc. shareholders	8.4%	5.5%	5.4%

Note: All the following tabular comparisons, unless otherwise indicated, are for the three months ended October 31, 2021 (Q4 FY21), August 1, 2021 (Q3 FY21) and October 31, 2020 (Q4 FY20), and for the fiscal years ended October 31, 2021 (FY21) and October 31, 2020 (FY20). Please refer to the MD&A in our 2020 Annual Report on Form 10-K for comparative discussion of our fiscal years ended October 31, 2020, and October 31, 2019. Table columns may not foot due to rounding.

Revenue

Our quarterly revenues can be affected by the seasonal purchasing practices of our customers. As a result, demand for our products is typically reduced during the first quarter of our fiscal year by the North American, European, and Asian holiday periods, as some of our customers reduce their development and, consequently, their buying activities during those periods.

At the beginning of 2020, we changed the threshold for the definition of high-end FPD, from G8 and above and AMOLED display screens, to G10.5+, AMOLED, and LTPS display screens, to reflect the overall advancement of technology in the FPD industry. Our definition of high-end IC products remained as 28 nanometer or smaller. High-end photomasks typically have higher ASPs than mainstream products.

The following tables present changes in revenue disaggregated by product type and geographic origin, in Q4 FY21 and FY21 from revenue in prior reporting periods.

Quarterly Changes in Revenue by Product Type

	Q4 FY21 from Q3 FY21			Q4 FY21 from Q4 FY20
	Revenue in Q4 FY21	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change

IC
High-end*	$42.6	$0.2	0.5%	$4.4	11.6%
Mainstream	82.9	7.4	9.9%	15.1	22.3%

Total IC	$125.4	$7.7	6.5%	$19.5	18.4%

FPD
High-end*	$41.0	$0.3	0.8%	$9.7	30.9%
Mainstream	14.9	2.6	21.5%	2.8	23.2%

Total FPD	$55.8	$3.0	5.6%	$12.5	28.8%

Total Revenue	$181.3	$10.6	6.2%	$32.0	21.4%

 * High-end photomasks typically have higher ASPs than mainstream products.

Quarterly Changes in Revenue by Geographic Origin**

	Q4 FY21 from Q3 FY21			Q4 FY21 from Q4 FY20

	Revenue in Q4 FY21	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change

Taiwan	$69.2	$5.3	8.3%	$12.5	22.1%
Korea	37.8	(1.8)	(4.5)%	1.2	3.4%
China	38.3	5.7	17.4%	17.3	82.6%
United States	26.6	1.9	7.6%	(0.1)	(0.4)%
Europe	9.0	(0.5)	(4.9)%	1.0	13.0%
Other	0.4	0.0	5.4%	0.0	(4.6)%

Total revenue	$181.3	$10.6	6.2%	$32.0	21.4%

** This table disaggregates revenue by the location in which it was earned.

Revenue in Q4 FY21 of $181.3 million increased 6.2% compared with Q3 FY21 and 21.4% from Q4 FY20; on a year-to-date basis, revenue increased 8.9% in FY21, compared with FY20, to $663.8 million.

A 6.5% increase in IC revenue in Q4 FY21, compared with Q3 FY21, was primarily the result of strong demand for mainstream masks, particularly at the most advanced levels. Industry-wide capacity constraints led to improved pricing for both high-end and mainstream products that resulted in IC revenue increasing 18.4% in Q4 FY21, compared with Q4 FY20. Increased demand from logic customers and Asia-based foundries were the sources of the increase, while demand for memory masks remained stable.

FPD revenue increased 5.6% in Q4 FY21, compared with Q3 FY21, and 28.8% in Q4 FY21, compared with Q4 FY20. The increase from Q3 FY21 was primarily the result of increased demand attributable to new design releases of mainstream photomasks for liquid crystal displays (“LCD”), as panel manufacturers began to shift to introducing new designs to maintain or increase market share. This trend, and an increase in demand for AMOLED photomasks for displays used in mobile applications, were the primary drivers of the increase from the prior year quarter.

Year-over-Year Changes in Revenue by Product Type

	FY21 from FY20
	Revenue in FY21	Increase (Decrease)	Percent Change

IC
High-end*	$163.0	$6.8	4.4%
Mainstream	297.2	34.9	13.3%

Total IC	$460.2	$41.8	10.0%

FPD
High-end*	$155.7	$16.1	11.5%
Mainstream	47.9	(3.8)	(7.4)%

Total FPD	$203.6	$12.3	6.4%

Total Revenue	$663.8	$54.1	8.9%

* High-end photomasks typically have higher ASPs than mainstream photomasks.

Year-over-Year Changes in Revenue by Geographic Origin**

	FY21 from FY20

	Revenue in FY21	Increase (Decrease)	Percent Change

Taiwan	$248.6	$9.5	4.0%
Korea	156.4	3.3	2.2%
China	115.7	36.4	45.8%
United States	105.0	0.1	0.1%
Europe	36.2	4.7	15.0%
Other	1.8	0.1	3.6%

Total Revenue	$663.8	$54.1	8.9%

** This table disaggregates revenue by the location in which it was earned.

Revenue increased 8.9% in YTD FY21, compared with YTD FY20, to $663.8 million. IC revenue increased 10.0%, due to both improved pricing for mainstream photomasks, and improved pricing and increased demand for high-end masks at the largest node levels. We believe that the increased demand for high-end photomasks at the largest node levels may be indicative of a trend towards chipmakers differentiating their products through the design of application specific integrated circuits (“ASIC”), in lieu of migrating to smaller tech-node photomasks. FPD revenue increased 6.4% from YTD FY20, due to both increased demand and improved pricing for AMOLED photomasks and, to a lesser extent, LTPS photomasks.

Gross Margin

				Percent Change
	Q4 FY21	Q3 FY21	Q4 FY20	Q4 FY21 from Q3 FY21	Q4 FY21 from Q4 FY20

Gross profit	$51.9	$45.3	$31.9	14.6%	62.9%
Gross margin	28.7%	26.6%	21.4%

Gross margin increased by 2.1 percentage points in Q4 FY21, from Q3 FY21, primarily as a result of the increase in revenue from the prior quarter. Material costs increased 3.4% from the prior quarter, but decreased, as a percentage of revenue, by 80 basis points. Labor costs decreased 0.3% and fell 70 basis points, as a percentage of revenue. Equipment and other overhead costs increased 4.3%, but decreased 60 basis points as a percentage of revenue, with higher outsourced manufacturing costs, partially offset by decreased equipment maintenance costs, most significantly contributing to the net cost increase.

Gross margin increased by 7.3 percentage points in Q4 FY21, from Q4 FY20, primarily as a result of the increase in revenue from the prior year quarter. Material costs increased 14.7% from the prior year quarter, but decreased 160 basis points, as a percentage of revenue. Labor costs increased 10.9% from the prior year quarter, but fell 100 basis points as a percent of revenue, while equipment and other overhead costs rose 6.3%, but fell 460 basis points, as a percentage of revenue. Increased outsourced manufacturing costs and equipment service contract costs were the most significant contributors to the rise in equipment and other overhead costs.

	FY21	FY20	Percent Change FY21 from FY20

Gross profit	$167.0	$134.7	24.1%
Gross margin	25.2%	22.1%

Gross margin increased by 3.1 percentage points in YTD FY21, from YTD FY20, primarily as a result of the increase in revenue from the prior year period. Material costs increased 6.2% from the prior year period, but decreased 70 basis points as a percentage of revenue. Labor costs increased 10.7% from the prior year, but rose only 10 basis points when compared to revenue. Equipment and other overhead costs increased by 1.2%, but decreased 250 basis points as a percentage of revenue, with increased equipment service contract costs most significantly contributing to the overall cost increase.

As we operate in a high fixed cost environment, increases or decreases in our revenues and capacity utilization will generally positively or negatively impact our gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $14.3 million in Q4 FY21, compared with $15.1 million in Q3 FY21, and $12.8 million in Q4 FY20. The decrease from Q3 FY21 was primarily the result of decreased professional fees of $0.3 million and compensation and related expenses of $0.2 million, and the increase from the prior year quarter was primarily the result of increased compensation and related expenses of $1.7 million and increased export duties (primarily incurred in Asia) of $0.2 million; these increases were partially offset by decreased professional fees of $0.9 million. Selling, general and administrative expenses increased $3.9 million, or 7.4%, in YTD FY21, from YTD FY20, primarily due to an increase in compensation and related expenses of $3.9 million.

Research and Development Expenses

Research and development expenses, which primarily consist of development and qualification efforts related to high-end process technologies for high-end IC and FPD applications, were $4.1 million in Q4 FY21, compared with $5.3 million in Q3 FY21; the decrease was primarily caused by a decline in development activities in the U.S.  Research and development expenses in Q4 FY21 were unchanged from Q4 FY20. On a year-to-date basis, research and development expenses increased $1.3 million, primarily due to increased development activities in the U.S. exceeding a decline in such activities at our China-based FPD facility.

Other Operating Income, Net

In the third quarter of 2021, we recorded a $3.5 million gain on the trade-in of a lithography tool with a tool vendor as partial compensation for a more advanced tool.

Non-Operating Income (Expense)

	Q4 FY21	Q3 FY21	Q4 FY20

Foreign currency transactions impact, net	$4.3	$4.3	$(2.2)
Interest expense, net	(1.0)	(1.1)	(0.8)
Interest income and other income, net	0.5	0.5	0.1

Total other income (expense)	$3.8	$3.7	$(2.9)

Non-operating income and expense was essentially unchanged in Q4 FY21 from Q3 FY21, primarily due to favorable movements of the RMB against the U.S. dollar offsetting unfavorable movements of the South Korean won against the U.S. dollar, and interest expense, net decreasing due to our reduced loan and finance lease balances. Non-operating income and expense changed favorably from a loss of $2.9 million in Q4 FY20 to income of $3.8 million in Q4 FY21. The $6.7 million favorable change was primarily due to favorable movements of the New Taiwan dollar and the South Korean won against the U.S. dollar, which were partially offset by unfavorable movements of the RMB against the U.S. dollar.

	FY21	FY20

Foreign currency transactions impact, net	$8.0	$(0.5)
Interest expense, net	(1.7)	(2.4)
Interest income and other income, net	1.2	0.5

Total other income (expense)	$7.5	$(2.3)

Non-operating income and expense increased $9.8 million in YTD FY21, compared with YTD FY20, primarily due to favorable movements of the South Korean won and the RMB against the U.S. dollar. Interest expense, net decreased year over year, due to a lower weighted-average interest rate on our debt, which offset a year over year increase in our average debt balance.

Income Tax Provision

	Q4 FY21	Q3 FY21	Q4 FY20

Income tax provision	$8.7	$7.8	$3.5
Effective income tax rate	23.3%	24.4%	28.8%

The effective income tax rates are sensitive to the jurisdictional mix of our earnings, due, in part, to the non-recognition of tax provisions and benefits on losses in jurisdictions with valuation allowances.

The effective income tax rate decreased slightly in Q4 FY21, compared with Q3 FY21, primarily due to changes in the period-to-period mix of jurisdictional earnings. The effective income tax rate decrease in Q4 FY21, compared with Q4 FY20, is primarily due to the benefits of investment credits in certain non-U.S. jurisdictions in Q4 FY21, as well as changes in the jurisdictional mix of earnings.

	FY21	FY20

Income tax provision	$23.2	$21.3
Effective income tax rate	22.7%	34.5%

The decrease in the effective income tax rate on a full-year basis in FY21, compared with FY20, is primarily due to the establishment of a valuation allowance for a loss carryforward in a non-U.S. jurisdiction in YTD-FY20, as well as changes in the jurisdictional mix of earnings.

We consider all available evidence when evaluating the potential future realization of deferred tax assets, and when, based on the weight of all available evidence, we determine that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we reduce our deferred tax assets by a valuation allowance. We also regularly assess the potential outcomes of ongoing and future tax examinations and, accordingly, have recorded accruals for such contingencies. Included in the balance of unrecognized tax benefits as of October 31, 2021 and October 31, 2020, are $3.8 million and $2.0 million respectively, recorded in Other liabilities in the consolidated balance sheets that, if recognized, would impact the effective tax rates.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $8.8 million in Q4 FY21, compared with $7.3 million in Q3 FY21, and $2.1 million in Q4 FY20. On a year-to-date basis, net income attributable to noncontrolling interests increased $16.8 million from $6.5 million in YTD FY20 to $23.4 million in YTD FY21. All of these increases resulted from improved net income at both our Taiwan-based and China-based IC facilities.

Liquidity and Capital Resources

Cash and cash equivalents totaled $276.7 million and $278.7 million as of October 31, 2021 and October 31, 2020, respectively. As of the most recent balance sheet date, total cash and cash equivalents included $216.5 million held by foreign subsidiaries. Our primary sources of liquidity are our cash on hand, cash we generate from operations, and borrowing capacity we have available from financial institutions. Our corporate credit agreement has a $50 million borrowing limit, with an expansion capacity to $100 million. Although we have not accessed funds under our corporate credit facility since 2011, it continues to afford us financial flexibility. In addition, in China, we currently have approximately $22.9 million of borrowing capacity to support local operations. Please refer to Note 7 to the consolidated financial statements for additional information on our current borrowing capacity.

We continually evaluate alternatives for efficiently funding our capital expenditures and ongoing operations. These reviews may result in our engagement in a variety of financing transactions, in the transfer of cash among subsidiaries, and/or the repatriation of cash to the U.S. The transfer of funds among subsidiaries could be subject to foreign withholding taxes; in certain jurisdictions, repatriation of these funds to the U.S. may subject them to U.S. state income taxes and/or local country withholding taxes. We believe that our liquidity, including available financing, is sufficient to meet our requirements through the next twelve months and thereafter for the foreseeable future. Through the utilization of our existing liquidity, cash we generate from operations, and (potentially) our borrowing capacity under our financing arrangements, we plan to continue to invest in our business, with our investments targeted to align with our customers’ technology road maps. In addition, we stand ready to invest in mergers, acquisitions, or strategic partnerships, should the right opportunity be available.

We estimate capital expenditures for our fiscal year 2022 will be approximately $100 million; these investments will be targeted towards high-end and mainstream point tools that will increase our operating capacity and efficiency, and enable us to support our customers’ near-term demands. As of October 31, 2021, we had outstanding capital commitments of approximately $73.7 million and recognized liabilities related to capital equipment purchases of approximately $9.7 million. Although payment timing could vary, primarily as a result of the timing of tool installation and testing, we currently estimate that we will fund $61.4 million of our total $83.4 million committed and recognized obligations for capital expenditures over the next twelve months. Please refer to Notes 9 and 14 to our consolidated financial statements for additional information on our lease liabilities and unrecognized commitments, respectively.

In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. This authorization does not obligate the Company to repurchase any dollar amount or number of shares of common stock. As of October 31, 2021, there was approximately $34.3 million remaining under that authorization. Depending on market conditions, we may utilize some or the entire remaining approved amount to reacquire additional shares.

Cash Flows

	Year Ended
	October 31, 2021	October 31, 2020	October 31, 2019

Net cash provided by operating activities	$150.8	$143.0	$68.4
Net cash used in investing activities	$(103.5)	$(65.7)	$(151.4)
Net cash used in financing activities	$(53.9)	$(16.0)	$(42.1)

Operating Activities: Net cash provided by operating activities reflects net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, and the effects of changes in operating assets and liabilities. Net cash provided by operating activities increased by $7.7 million in 2021, compared with 2020, due to increased net income and share based compensation, partially offset by lower depreciation and other noncash adjustments and net changes in working capital, predominantly in Asia.

Investing Activities:  Net cash flows used in investing activities primarily consisted of purchases of property, plant and equipment. Purchases of property, plant and equipment were $109.1 million in 2021, compared with $70.8 million in 2020, as we increased our tool purchases in the current year, primarily in response to market demands in Asia.

Financing Activities: Net cash flows used in financing activities primarily consist of share repurchases, proceeds from and repayments of debt, and contributions from and distributions to noncontrolling interests. Net cash used in financing activities increased by $37.9 million in 2021, compared with 2020, due to increased share repurchases of $13.9 million, an excess of the change in distributions to, as compared with contributions from, noncontrolling interests of $11.0 million, and increased debt repayments of $13.0 million.

In January 2018, Photronics, through its wholly owned Singapore subsidiary, and DNP, through its wholly owned subsidiary “DNP Asia Pacific PTE, Ltd.” entered into a joint venture under which DNP obtained a 49.99% interest in our IC business in Xiamen, China. The joint venture, which we refer to as PDMCX, was established to develop and manufacture photomasks for leading edge and advanced generation semiconductors. Under the joint venture’s operating agreement, DNP is afforded, under certain circumstances, the right to put its interest in PDMCX to Photronics. These circumstances include disputes regarding the strategic direction of PDMCX that may arise after the initial two-year term of the operating agreement that cannot be resolved between the two parties. As of the date of issuance of this report, DNP had not indicated its intention to exercise this right. In addition, both Photronics and DNP have the option to purchase, or put, their interest from, or to, the other party, should their ownership interest fall below 20% for a period of more than six consecutive months. Under all such circumstances, the sales of ownership interests would be at the exiting party’s ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance. Should DNP exercise an option to put their, or purchase our, interest in PDMCX we may, depending on the relationship of the fair and book value of PDMCX’s net assets, incur a loss. As of October 31, 2021, Photronics and DNP each had net investments in PDMCX of approximately $64.0 million.

Business Outlook

Our current business outlook and guidance was provided in our Full Year and Fourth Quarter Fiscal 2021 Results earnings call, and related slide deck. These can be accessed in the investor section of our website - www.photronics.com.

Our future results of operations and the other forward-looking statements contained in this filing and in our Full Year and Fourth Quarter Fiscal 2021 Results earnings call and presentation involve a number of risks and uncertainties, some of which are discussed in Part I, Item 1A of this report. A number of other unforeseeable factors could cause actual results to differ materially from our expectations.

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

•
Income Taxes:  Our annual tax rate is determined based on our income and the jurisdictions where it is earned, statutory tax rates, and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Also inherent in determining our annual tax rate are judgments and assumptions regarding the recoverability of certain deferred tax balances, and our ability to uphold certain tax positions. We are subject to complex tax laws, in the U.S. and numerous foreign jurisdictions, and the manner in which they apply can be open to interpretation. Realization of deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction in future periods, which involves business plans, planning opportunities, and expectations about future outcomes. Our assessment relies on estimates and assumptions, and may involve a series of complex judgments about future events.

There are a number of estimates and assumptions inherent in calculating the various components of our tax provision. Future events such as changes in tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans could have an impact on those estimates and our effective tax rate.

Please refer to Notes 3, 8, 9, 12 and 14 to our consolidated financial statements in Part II, Item 8 for additional information related to these critical accounting estimates and our other significant accounting policies.

Effect of Recent Accounting Pronouncements

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

Our primary net foreign currency exposures as of October 31, 2021, included the South Korean won, the Japanese yen, the New Taiwan dollar, the Chinese renminbi, the Singapore dollar, the British pound sterling, and the euro. As of October 31, 2021, a 10% adverse movement in the value of these currencies against the functional currencies of our subsidiaries would have resulted in a net unrealized pre-tax loss of $35.2 million, which represents an increase of $3.3 million from the same movement as of October 31, 2020. The increase in foreign currency rate change risk is primarily the result of increased net exposures of the New Taiwan dollar and the RMB against the U.S. dollar. We do not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have had a material effect on our October 31, 2021, consolidated financial statements.

Interest Rate Risk

A 10% adverse movement in the interest rates on our variable rate borrowings would not have had a material effect on our October 31, 2021, consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Photronics, Inc.

Opinions on the Financial Statements

We have audited the accompanying consolidated balance sheets of Photronics, Inc. (the "Company") as of October 31, 2021, and October 31, 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended October 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021, and October 31, 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 17, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinions

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinions.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue — Contracts with Customers— Refer to Note 8 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue over time for in-process production orders that have not shipped for contracts with customers for which it has an enforceable right to bill and collect consideration, inclusive of a reasonable profit, in the event the in-process orders are cancelled by the customers. This results in the Company recording a corresponding contract asset as of period end for these contracts. Significant judgment is exercised by the Company in determining the amount of revenue to recognize for these contracts and the corresponding contract asset, specifically in estimating the point within the production cycle at which the production orders stand in relation to the Company’s enforceable right within the contract. Pursuant to these contracts, the contract asset associated with revenue recognized over time as of October 31, 2021, was $9.9 million.

We identified the determination of revenue recognized over time for in-process productions orders as of October 31, 2021 as a critical auditing matter because of the significant estimates and assumptions management makes in determining the amount of revenue to recognize for these contracts. This required a high degree of audit judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s determination of the progress point of in-process orders and the amount of revenue recognized over time and the corresponding contract asset as of October 31, 2021.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s determination of the progress point of in-process orders and resulting revenue recognized over time and corresponding contract asset as of October 31, 2021 included the following:

- We tested the operating effectiveness of controls over management’s determination of the point in the production process and correlation to stated contractual rights.

- We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the consolidated financial statements.

- We selected a sample of in-process production orders as of October 31, 2021, and performed the following procedures for each selection:

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
Boston, Massachusetts
December 17, 2021

We have served as the Company’s auditor since 1991.

PHOTRONICS, INC.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	October 31, 2021	October 31, 2020

ASSETS

Current assets:
Cash and cash equivalents	$276,670	$278,665
Accounts receivable, net of allowance of $1,218 in 2021 and $1,324 in 2020	174,447	134,470
Inventories	55,249	57,269
Other current assets	44,250	29,735

Total current assets	550,616	500,139

Property, plant and equipment, net	696,553	631,475
Intangible assets, net	774	3,437
Deferred income taxes	24,353	22,070
Other assets	21,906	31,061

Total assets	$1,294,202	$1,188,182

LIABILITIES AND EQUITY

Current liabilities:
Short-term debt	$-	$4,708
Current portion of long-term debt	22,248	8,970
Accounts payable	81,534	75,378
Accrued liabilities	72,366	53,883

Total current liabilities	176,148	142,939

Long-term debt	89,446	54,980
Other liabilities	28,046	27,997

Total liabilities	293,640	225,916

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 60,024 shares issued and outstanding at October 31, 2021, and 63,138 shares issued and outstanding at October 31, 2020	600	631
Additional paid-in capital	484,672	507,336
Retained earnings	317,849	279,037
Accumulated other comprehensive income	20,571	17,958

Total Photronics, Inc. shareholders' equity	823,692	804,962
Noncontrolling interests	176,870	157,304

Total equity	1,000,562	962,266

Total liabilities and equity	$1,294,202	$1,188,182

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended
	October 31, 2021	October 31, 2020	October 31, 2019

Revenue	$663,761	$609,691	$550,660

Cost of goods sold	496,717	475,037	429,819

Gross profit	167,044	134,654	120,841

Operating expenses:

Selling, general and administrative	57,525	53,582	52,326

Research and development	18,490	17,144	16,394

Total operating expenses	76,015	70,726	68,720

Other operating income, net	3,525	-	-

Operating income	94,554	63,928	52,121

Non-operating income (expense):

Foreign currency transactions’ impacts, net	7,972	(501)	(1,266)

Interest expense, net	(1,685)	(2,367)	(1,425)

Interest income and other income, net	1,165	541	1,271

Income before income tax provision	102,006	61,601	50,701

Income tax provision	23,190	21,258	10,210

Net income	78,816	40,343	40,491

Net income attributable to noncontrolling interests	23,367	6,523	10,698

Net income attributable to Photronics, Inc. shareholders	$55,449	$33,820	$29,793

Earnings per share:

Basic	$0.90	$0.52	$0.45

Diluted	$0.89	$0.52	$0.44

Weighted-average number of common shares outstanding:

Basic	61,407	64,866	66,347

Diluted	61,999	65,470	69,155

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended
	October 31, 2021	October 31, 2020	October 31, 2019

Net income	$78,816	$40,343	$40,491
Other comprehensive income (loss), net of tax of $0:
Foreign currency translation adjustments	8,478	36,381	(2,877)
Other	(69)	(390)	(74)

Net other comprehensive income (loss)	8,409	35,991	(2,951)

Comprehensive income	87,225	76,334	37,540
Less: comprehensive income attributable to noncontrolling interests	29,163	15,551	11,786

Comprehensive income attributable to Photronics, Inc. shareholders	$58,062	$60,783	$25,754

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC.
Consolidated Statements of Equity
Years Ended October 31, 2021, October 31, 2020 and October 31, 2019
(in thousands)

	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive	Non- Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Interests	Equity
Balance at October 31, 2019	69,700	$697	$555,606	$231,445	$(23,111)	$(4,966)	$144,898	$904,569
Adoption of ASU 2014-09	-	-	-	1,083	-	-	121	1,204
Adoption of ASU 2016-16	-	-	-	(1,130)	-	-	(3)	(1,133)
Net income	-	-	-	29,793	-	-	10,698	40,491
Other comprehensive (loss) income	-	-	-	-	-	(4,039)	1,088	(2,951)
Shares issued under equity plans	586	6	2,524	-	-	-	-	2,530
Share-based compensation expense	-	-	3,680	-	-	-	-	3,680
Contribution from noncontrolling interest	-	-	-	-	-	-	29,394	29,394
Dividends to noncontrolling interest	-	-	-	-	-	-	(44,939)	(44,939)
Repurchase of common stock of subsidiary	-	-	-	-	-	-	(57)	(57)
Purchases of treasury stock	-	-	-	-	(21,696)	-	-	(21,696)
Retirement of treasury stock	(4,691)	(47)	(37,491)	(7,269)	44,807	-	-	-

Balance at October 31, 2019	65,595	656	524,319	253,922	-	(9,005)	141,200	911,092
Net income	-	-	-	33,820	-	-	6,523	40,343
Other comprehensive income	-	-	-	-	-	26,963	9,028	35,991
Shares issued under equity plans	737	7	3,492	-	-	-	-	3,499
Share-based compensation expense	-	-	4,927	-	-	-	-	4,927
Contribution from noncontrolling interest	-	-	-	-	-	-	17,596	17,596
Dividends to noncontrolling interest	-	-	-	-	-	-	(16,151)	(16,151)
Repurchase of common stock of subsidiary	-	-	255	-	-	-	(892)	(637)
Purchases of treasury stock	-	-	-	-	(34,394)	-	-	(34,394)
Retirement of treasury stock	(3,194)	(32)	(25,657)	(8,705)	34,394	-	-	-

Balance at October 31, 2020	63,138	631	507,336	279,037	-	17,958	157,304	962,266
Net income	-	-	-	55,449	-	-	23,367	78,816
Other comprehensive income	-	-	-	-	-	2,613	5,796	8,409
Shares issued under equity plans	805	8	3,561	-	-	-	-	3,569
Share-based compensation expense	-	-	5,348	-	-	-	-	5,348
Dividends to noncontrolling interest	-	-	-	-	-	-	(9,597)	(9,597)
Purchases of treasury stock	-	-	-	-	(48,249)	-	-	(48,249)
Retirement of treasury stock	(3,919)	(39)	(31,573)	(16,637)	48,249	-	-	-

Balance at October 31, 2021	60,024	$600	$484,672	$317,849	$-	$20,571	$176,870	$1,000,562

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	October 31, 2021	October 31, 2020	October 31, 2019
Cash flows from operating activities:
Net income	$78,816	$40,343	$40,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	87,535	89,171	79,238
Amortization of intangible assets	2,861	4,643	4,641
Share-based compensation	5,348	4,927	3,680
Deferred income taxes	(2,110)	(444)	(3,662)
Changes in assets, liabilities, and other:
Accounts receivable	(36,620)	6,986	(12,321)
Inventories	2,987	(6,938)	(23,088)
Other current assets	(13,472)	7,849	(8,631)
Accounts payable, accrued liabilities and other	25,427	(3,491)	(11,962)

Net cash provided by operating activities	150,772	143,046	68,386

Cash flows from investing activities:
Purchases of property, plant and equipment	(109,099)	(70,815)	(178,375)
Government incentives	5,775	5,263	27,003
Purchases of intangible assets	(170)	(159)	(95)
Other	-	-	61

Net cash used in investing activities	(103,494)	(65,711)	(151,406)

Cash flows from financing activities:
Proceeds from debt	20,858	20,340	54,633
Purchases of treasury stock	(48,249)	(34,394)	(21,696)
Repayments of debt	(20,352)	(7,392)	(61,319)
Dividends paid to noncontrolling interests	(9,597)	(16,151)	(45,050)
Proceeds from share-based arrangements	3,874	4,239	2,071
Contributions from noncontrolling interests	-	17,596	29,394
Other	(437)	(248)	(92)

Net cash used in financing activities	(53,903)	(16,010)	(42,059)

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	4,703	10,986	2,381

Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,922)	72,311	(122,698)

Cash, cash equivalents, and restricted cash at beginning of year	281,602	209,291	331,989

Cash, cash equivalents, and restricted cash at end of year	279,680	281,602	209,291

Less: Ending restricted cash	3,010	2,937	2,761

Cash and cash equivalents at end of year	$276,670	$278,665	$206,530

Supplemental disclosure of non-cash information:
Accrual for property, plant and equipment purchased during year	$7,794	$13,062	$13,671

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended October 31, 2021, October 31, 2020 and October 31, 2019
(in thousands, except share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Photronics, Inc. (“Photronics”, “the Company”, “we”, “our”, or “us”) is one of the world's leading manufacturers of photomasks, which are high-precision photographic quartz or glass plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of ICs and FPDs, and are used as masters to transfer circuit patterns onto semiconductor wafers and FPD substrates during the fabrication of integrated circuits, a variety of FPDs and, to a lesser extent, other types of electrical and optical components. We currently have eleven manufacturing facilities, which are located in Taiwan (3), Korea, the United States (3), Europe (2), and China (2). Our FPD facility in Hefei, China, commenced production in the second quarter of 2019, and our IC facility in Xiamen, China, commenced production in the third quarter of 2019.

Consolidation

The accompanying consolidated financial statements include the accounts of Photronics, Inc., its wholly owned subsidiaries, and the majority-owned subsidiaries which it controls. All intercompany balances and transactions have been eliminated in consolidation.

Estimates and Assumptions

The preparation of financial statements in conformity with U.S.GAAP requires us to make estimates and assumptions that affect amounts reported in them. Our estimates are based on historical experience and on various assumptions that are believed to be reasonable, including estimates of the impact of COVID 19, based on the facts and circumstances available at the time they are made. Subsequent actual results may differ from such estimates. We review these estimates periodically and reflect any effects of revisions in the period in which they are determined.

Reclassifications

In 2021, we separated share-based compensation activity into the two categories of Shares issued under equity plans and Share-based compensation expense in the consolidated statements of equity; in previous reports, we separated this activity into three categories. Reclassified prior period amounts have been made to conform to the current period presentation.

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

Accounts Receivable and Allowance for Credit Losses

We generally record our accounts receivable at their billed amounts. All outstanding past due customer invoices are reviewed for collectability during, and at the end of, every reporting period. To the extent that we believe a loss on the collection of a customer invoice is probable, we record the loss and credit an allowance for credit losses. In the event that an amount is determined to be uncollectible, we charge the allowance for credit losses and derecognize the related receivable. Refer to our revenue recognition policy, below, for additional information on our accounting for accounts receivable.

On November 1, 2020, we adopted ASU 2016-13 – “Measurement of Credit Losses” (“ASU 2016-13) which replaced the incurred loss model (which was required to be used to measure credit losses under previous accounting guidance) with an expected credit loss model. Our adoption of ASU 2016-13 did not have a material effect on our financial statements.

Inventories

Inventories are stated at the lower of cost, determined under the first-in, first-out ("FIFO") method, or net realizable value. The components of inventory at the balance sheet dates are presented below.

	October 31, 2021	October 31, 2020

Raw materials	$54,019	$56,389
Work in process	1,121	767
Finished goods	109	113
	$55,249	$57,269

Property, Plant and Equipment

Property, plant and equipment, except as explained below under "Impairment of Long-Lived Assets," is stated at cost less accumulated depreciation and amortization. Repairs and maintenance, as well as renewals and replacements of a routine nature, are charged to operations as incurred, while those that improve or extend the lives of existing assets are capitalized. Upon sale or other disposition, the cost of the asset and its related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in earnings.

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

Intangible Assets

Intangible assets are stated at fair value as of the date acquired, less accumulated amortization. Amortization is calculated based on the estimated useful lives of the assets, which range from 3 to 15 years, using the straight-line method or another method that more fairly represents the utilization of the assets.

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

Restricted Cash

Restricted cash in the amounts of $3.0 million and $2.9 million are included in Other assets on our October 31, 2021 and October 31, 2020, consolidated balance sheets, respectively. The restrictions on these amounts are primarily related to land lease agreements and customs requirements.

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

Revenue Recognition

 We recognize revenue when, or as, control of a good or service transfers to a customer, in an amount that reflects the consideration to which we expect to be entitled in exchange for transferring those goods or services. We account for an arrangement as a revenue contract when each party has approved and is committed to perform under the contract, the rights of the contracting parties regarding the goods or services to be transferred and the payment terms are identifiable, the arrangement has commercial substance, and collection of consideration is probable. Substantially all of our revenue comes from the sales of photomasks. We typically contract with our customers to sell sets of photomasks, which are comprised of multiple layers, the predominance of which we invoice as they ship to customers. As the photomasks are manufactured to customer specifications, they have no alternative use to us and, as our contracts generally provide us with the right to payment for work completed to date, we recognize revenue as we perform, or “over time,” on most of our contracts. We measure our performance to date using an input method, which is based on our estimated costs to complete the various manufacturing phases of a photomask. At the end of a reporting period, there are a number of uncompleted revenue contracts on which we have performed; for any such contracts under which we are entitled to be compensated for our costs incurred plus a reasonable profit, we recognize revenue and a corresponding contract asset for such performance. We account for shipping and handling activities that we perform after a customer obtains control of a good as being activities to fulfill our promise to transfer the good to the customer, rather than as promised services, or performance obligations, under the contract. We report our revenue net of any sales or similar taxes we collect on behalf of governmental entities.

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

Contract Assets, Contract Liabilities, and Accounts Receivable

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. Contract assets reflect our transfer of control to customers of photomasks that are in process or completed but not yet shipped to customers. A receivable is recognized when we have an unconditional right to payment for our performance, which generally occurs when we ship the photomasks. Our contract assets primarily consist of a significant amount of our in-process production orders and fully manufactured photomasks which have not yet shipped, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the in-process orders are cancelled by customers. On an individual contract basis, we net contract assets with contract liabilities (deferred revenue) for financial reporting purposes. Contract assets of $9.9 million are included in Other current assets, and contract liabilities of $14.7 million and $5.2 million are included in Accrued liabilities and Other liabilities, respectively, in our October 31, 2021, consolidated balance sheet. Our October 31, 2020, condensed consolidated balance sheet includes contract assets of $6.3 million, included in Other current assets, and contract liabilities of $8.0 and $5.2 million, included in Accrued liabilities and Other liabilities, respectively. We did not impair any contract assets in 2021, 2020, or 2019. In 2021, 2020, and 2019, we recognized revenue of $5.3 million, $2.8 million, and $1.3 million, respectively, from the settlement of contract liabilities that existed at the beginning of those years.

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

Contract Costs

 We pay commissions to third-party sales agents for certain sales that they procure on our behalf. However, the bases of the commissions are the transaction prices of the sales, which are completed in less than one year; thus, no relationship is established with a customer that will result in future business. Therefore, we would not recognize any portion of these sales commissions as costs of obtaining a contract, nor do we currently foresee other circumstances under which we would recognize such assets.

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

Product Warranties

 Our photomasks are sold under warranties that generally range from one to twenty-four months. We warrant that our photomasks conform to customer specifications, and we will typically repair, replace, or issue a refund for any photomasks that fail to do so. The warranties do not represent separate performance obligations in our revenue contracts. Historically, customer claims under warranties have been immaterial.

Leases

We adopted ASU 2016-02 - “Leases (Topic 842)” (“Topic 842”) on November 1, 2019. As allowed by the guidance, we elected to adopt ASU 2016-02 using the modified retrospective method at the beginning of the period of adoption; our adoption resulted in our recognition of $6.5 million of ROU assets and $6.5 million of lease liabilities on our opening 2020 balance sheet. At the time of transition, we elected a number of practical expedients offered by the guidance, which are described in Note 9. The following discussion is germane to our accounting for leases under Topic 842.

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

If an arrangement is determined to be, or include, a lease, we then apply the classification criteria in Topic 842 to determine whether the lease is a finance lease or an operating lease. For both types of leases, at their commencement dates (which are the dates on which a lessor makes an underlying asset available for our use), we recognize ROU assets, which represent our use of the underlying assets, and lease liabilities which represent our obligation to make payments for our right to use the related assets. The initial measurement process for both types of leases is the same, except that, for operating leases, we generally apply our incremental borrowing rate for collateralized borrowings over terms similar to the lease’s terms to determine the lease liability, while for finance leases, we use the interest rates implicit in the leases. The initial measurement of ROU assets may require further adjustments for lease prepayments and initial direct costs we incur. As allowed under Topic 842, we elected not to recognize short-term leases, which are defined as leases that have a term (at their commencement dates) of twelve months or less and do not include an option to purchase the underlying asset that we are reasonably certain to exercise.

Operating leases are expensed on a straight-line basis over the terms of the leases, and are included in the consolidated statement of income in Cost of goods sold, Selling, general and administrative, or Research and development expense in accordance with the use of the underlying asset. Finance lease ROU assets are amortized over the estimated useful life of the underlying asset; the expense is included in the consolidated statement of income in Cost of goods sold. Finance lease liabilities are subsequently remeasured by increasing the liability to reflect interest accrued during a period and decreasing the liability to reflect payments made during the period. Interest expense incurred on finance leases is included in Interest expense on the consolidated statements of income.

Cash paid for operating leases and interest paid for finance leases are included in the consolidated statement of cash flows as operating activities in Accounts payable, accrued liabilities and other; cash paid for finance lease principal is included in Repayments of debt in the financing activities section of the consolidated statement of cash flows.

Share-Based Compensation

We recognize share-based compensation expense over the service period during which the awards are expected to vest. Share-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized in the period of change and will impact the amount of expense to be recognized in future periods. Determining the appropriate option pricing model, calculating the grant date fair value of share-based awards, and estimating forfeiture rates requires considerable judgment, including estimations of stock price volatility and the expected term of options granted.

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

Foreign Currency Translation

Our non-U.S. subsidiaries maintain their accounts in their respective local currencies. Assets and liabilities of such subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expenses are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments are accumulated and reported in Accumulated other comprehensive income, a component of equity on our consolidated balance sheets.

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

Income Taxes

The income tax provision is computed on the basis of the income or loss before income taxes for each entity in its respective tax jurisdiction. Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and their amounts used for income tax purposes, as well as the tax effects of net operating losses and tax credit carryforwards. We use judgment and make assumptions to determine if valuation allowances for deferred income tax assets are required, if their realization is not more likely than not, by considering future market growth, operating forecasts, future taxable income, and the mix of earnings among the tax jurisdictions in which we operate. Accordingly, income taxes charged against earnings may have been impacted by changes in the valuation allowances.

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

Variable Interest Entities

We account for the investments we make in certain legal entities in which equity investors do not have: 1) sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support or, 2) as a group, the holders of the equity investment at risk do not have either the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impact the entity’s economic performance or, 3) the obligation to absorb the expected losses of the legal entity or the right to receive expected residual returns of the legal entity as “variable interest entities”, or “VIEs”.

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

NOTE 2 - OTHER CURRENT ASSETS

Other current assets consists of the following:

	October 31, 2021	October 31, 2020

Recoverable value added taxes	$24,213	$16,539
Contract assets	9,859	6,313
Prepaid expenses	7,999	6,153
Prepaid and refundable income taxes	1,550	122
Other	629	608
	$44,250	$29,735

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following:

	October 31, 2021	October 31, 2020

Land	$12,442	$12,422
Buildings and improvements	181,922	179,162
Machinery and equipment	1,961,474	1,812,791
Leasehold improvements	21,751	21,157
Furniture, fixtures and office equipment	15,534	15,665
Construction in progress	35,009	70,915
	2,228,132	2,112,112
Accumulated depreciation and amortization	(1,531,579)	(1,480,637)
	$696,553	$631,475

Depreciation expense for property, plant and equipment (excluding amortization expense for ROU assets) was $85.7 million, $89.2 million and $79.2 million for 2021, 2020 and 2019, respectively.

ROU assets resulting from finance leases are included in the table above as follows:

	October 31, 2021	October 31, 2020

Machinery and equipment	$42,760	$-
Accumulated amortization	(1,933)	-
	$40,827	$-

      In the third quarter of 2021, we recorded a $3.5 million gain on the trade-in of a lithography tool with a tool vendor as partial compensation for a more advanced tool.

NOTE 4 - INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

October 31, 2021	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,647	$(1,041)	$606
Software and other	6,056	(5,888)	168
	$7,703	$(6,929)	$774

October 31, 2020
Technology license agreement	$59,616	$(57,298)	$2,318
Customer relationships	2,060	(1,245)	815
Software and other	6,496	(6,192)	304
	$68,172	$(64,735)	$3,437

Amortization expense of the Company’s finite-lived intangible assets was $2.9 million, $4.6 million and $4.6 million in 2021, 2020 and 2019, respectively.

The weighted-average amortization periods of intangible assets acquired in 2021 and 2020, which are comprised of software, is three years.

Intangible asset amortization over the next five years and thereafter is estimated to be as follows:

Fiscal Year
2022	$269
2023	$171
2024	$136
2025	$136
2026	$62
Thereafter	$-

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

The total investment per the PDMCX operating agreement (“the Agreement”) is $160 million. In 2020, in combination with local financing obtained by PDMCX, Photronics and DNP had fulfilled their investment obligations under the Agreement. As discussed in Note 7, liens were granted to the local financing entity on property, plant and equipment with an October 31, 2021, total carrying value of $90.1 million, as collateral for the loans.

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

We recorded net income (losses) from the operations of PDMCX of approximately $6.4 million, $(4.7) million and $(4.9) million in 2021, 2020 and 2019, respectively. General creditors of PDMCX do not have recourse to the assets of Photronics (other than the assets of PDMCX), and our maximum exposure to loss from PDMCX at October 31, 2021, was $64.0 million.

As required by the guidance in Topic 810 - “Consolidation” of the ASC, we evaluated our involvement in PDMCX for the purpose of determining whether we should consolidate its results in our financial statements. The initial step of our evaluation was to determine whether PDMCX was a VIE. Due to its lack of sufficient equity at risk to finance its activities without additional subordinated financial support, we determined that it is a VIE. Having made this determination, we then assessed whether we were the primary beneficiary of the VIE, and concluded that we were the primary beneficiary during the current and prior years reporting periods; thus, as required, the PDMCX financial results have been consolidated with Photronics. Our conclusion was based on the fact that we held a controlling financial interest in PDMCX (which resulted from our having the power to direct the activities that most significantly impacted its economic performance) and had both the obligation to absorb losses and the right to receive benefits that could potentially be significant to PDMCX. Our conclusions that we had the power to direct the activities that most significantly affected the economic performance of PDMCX during the current and prior year periods were based on our right to appoint the majority of its board of directors, which has, among others, the powers to manage the business (through its rights to appoint and evaluate PDMCX’s management), incur indebtedness, enter into agreements and commitments, and acquire and dispose of PDMCX’s assets. In addition, as a result of the 50.01% variable interest we held during the current and prior year periods, we had the obligation to absorb losses, and the right to receive benefits, that could potentially be significant to PDMCX.

The carrying amounts of PDMCX assets and liabilities included in our consolidated balance sheets are presented in the following table, together with our maximum exposures to loss related to these assets and liabilities.

	October 31, 2021		October 31, 2020
Classification	Carrying Amount	Photronics Interest	Carrying Amount	Photronics Interest
Current assets	$59,745	$29,879	$56,095	$28,053
Noncurrent assets	137,799	68,913	141,097	70,562
Total assets	197,544	98,792	197,192	98,615
Current liabilities	26,559	13,282	31,922	15,964
Noncurrent liabilities	42,917	21,463	55,676	27,844
Total liabilities	69,476	34,745	87,598	43,808
Net assets	$128,068	$64,047	$109,594	$54,807

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	October 31, 2021	October 31, 2020
Compensation related expenses	$22,632	$16,405
Income taxes	15,596	11,432
Contract liabilities	14,717	8,024
Property, plant, and equipment	3,331	2,355
Value added and other taxes	2,540	1,925
Operating leases	2,273	2,175
Contract manufacturing	1,210	1,275
Telecommunications and utilities	1,067	1,006
Professional fees	665	1,254
Inventory	605	1,026
Other	7,730	7,006
Accrued liabilities	$72,366	$53,883

NOTE 7 - DEBT

Short-term debt was $0.0 million, and $4.7 million as of October 31, 2021, and October 31, 2020, respectively. The 2020 amount represents an advance payment, under an MLA, to fund equipment purchased or leased in the U.S., and short duration borrowings in Xiamen, China, to fund operations. See below for further information. The weighted-average interest rate on our short-term debt as of October 31, 2020, was 2.02%. Interest payments, including capitalized interest of $0.1 million in both 2021 and 2020, were $3.8 million in 2021, $2.6 million in 2020, and $2.6 million in 2019.

The tables below provide information on our long-term debt.
As of October 31, 2021	Xiamen Project Loans	Xiamen Working Capital Loans	Hefei Equipment Loan	Finance Leases		Total
Principal due:
Next 12 months	$2,068	$8,197	$4,694	$7,289		$22,248
Months 13 – 24	$10,071	$4,005	$4,693	$6,512		$25,281
Months 25 – 36	10,278	-	6,257	6,610		23,145
Months 37 – 48	9,902	-	5,585	17,961		33,448
Months 49 – 60	7,572	-	-	-		7,572
Long-term debt	$37,823	$4,005	$16,535	$31,083		$89,446

Interest rate at balance sheet date	4.65%	4.53% - 4.61%	4.20%		(3)
Basis spread on interest rates	0.00	67.75 - 76.00	(45.00)	N/A
Interest rate reset	Quarterly	Monthly/Annually	Annually	N/A
Maturity date	December 2025	July 2023	September 2025		(3)
Periodic payment amount	Increases as loans mature	Increases as loans mature	Varies (1)		(3)
Periodic payment frequency	Semiannual, on individual loans	Semiannual, on individual loans	Semiannual(2)	Monthly
Loan collateral (carrying amount)	$90,096	N/A	$86,487	$40,826	(4)

(1) First five loan repayments will each be for 7.5 percent of the approved 200 million RMB loan principal; last five installments will each be for 12.5 percent of the approved loan principal.
(2) Semiannual repayments commence in March 2022.
(3) See Note 9 for interest rates on lease liabilities, maturity dates, and periodic payment amounts.
(4) Represents the carrying amount at the balance sheet date of the related ROU assets, in which the lessors have secured interests.

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

Xiamen Project Loans

   In November 2018, PDMCX obtained approval to borrow 345 million RMB from the Industrial and Commercial Bank of China. From November 2018 through July 2020, PDMCX entered into separate loan agreements (the “Project Loans”) for the entire approved amount and, as of October 31, 2021, 255.0 million RMB ($39.9 million) remained outstanding. The Project Loans were used to finance certain capital expenditures at the PDMCX facility, and are collateralized by liens granted on the land use right, building, and certain equipment located at the facility. The interest rates on the Project Loans are variable (based on the RMB Loan Prime Rate of the National Interbank Funding Center), and interest incurred on the loans is eligible for reimbursement through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provide for such reimbursements up to a prescribed limit and duration. The Project Loans are subject to covenants and provisions, certain of which relate to the assets pledged as security for the loan, all of which we were in compliance with at October 31, 2021.

Xiamen Working Capital Loans

   In November 2018, PDMCX obtained approval for revolving, unsecured credit of the equivalent of $25.0 million, pursuant to which PDMCX may enter into separate loan agreements with varying terms to maturity. This facility is subject to annual reviews and extension. Unless extended, this facility will expire in October 2022. As of October 31, 2021, PDMCX had 78.0 million RMB ($12.2 million) outstanding against the approval. The interest rates are variable, based on the RMB Loan Prime Rate of the National Interbank Funding Center. Interest incurred on the loans are eligible for reimbursement through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provide for such reimbursements up to a prescribed limit and duration.

Hefei Equipment Loan

   In October 2020, our Hefei, China, facility was approved to borrow 200 million RMB (approximately $31.3 million, at the balance sheet date) from the China Construction Bank Corporation. This credit facility is subject to annual reviews and extension, with the most recent extension allowing us to borrow additional funds set to expire in August 2022. The loan proceeds were used to fund purchases of two lithography tools at the Hefei facility. As of October 31, 2021, we had borrowed 135.7 million RMB ($21.2 million) against this approval (all of which was then outstanding), and 64.3 million RMB ($10.1 million) remained available to borrow. The interest rate on the loan is variable and based on the RMB Loan Prime Rate of the National Interbank Funding Center. The borrowings are secured by the Hefei facility, its related land use right, and certain manufacturing equipment. The Hefei Equipment Loan is subject to covenants and provisions, certain of which relate to the assets pledged as security for the loan, including covenants for the ratio of total liabilities to total assets and the ratio of current assets to current liabilities, all of which we were in compliance with at October 31, 2021.

Finance Leases

   In February 2021, under an MLA which we entered into effective October 2020, we entered into a five-year $7.2 million finance lease for a high-end inspection tool and, in December 2020, under an MLA which we entered into effective July 2019, we entered into a $35.5 million lease for a high-end lithography tool. Upon entering into the latter lease, our prior $3.5 million short-term obligation to the lessor became a portion of the lease liability. See Note 9 for additional information on these leases.
Corporate Credit Agreement
In September 2018, we entered into a five-year amended and restated credit agreement (the “Credit Agreement”), which has a $50 million borrowing limit, with an expansion capacity to $100 million. The Credit Agreement is secured by substantially all of our assets located in the United States and certain of the common stock we own in certain foreign subsidiaries. The Credit Agreement includes covenants around minimum interest coverage ratio, total leverage ratio, and minimum unrestricted cash balance (all of which we were in compliance with at October 31, 2021), and limits the amount of cash dividends, distributions, and redemptions we can pay on our common stock to an aggregate annual amount of $50 million. The interest rate on the Credit Agreement (1.09% at October 31, 2021) is based on our total leverage ratio at LIBOR plus a spread, as defined in the Credit Agreement.We had no outstanding borrowings against the Credit Agreement at October 31, 2021.

NOTE 8 - REVENUE

We adopted ASU 2014-09 and all subsequent amendments, which are collectively codified in ASC Topic 606 - “Revenue from Contracts with Customers” (“Topic 606”), on November 1, 2018, under the modified retrospective transition method, only with respect to contracts that were not complete as of the date of adoption. This approach required prospective application of the guidance with a cumulative effect adjustment to retained earnings to reflect the impact of the adoption on contracts that were not complete as of the date of the adoption. Please refer to Note 1 for information on our revenue recognition policies.

Disaggregation of Revenue

The following tables present our revenue for the years ended October 31, 2021, October 31, 2020 and October 31, 2019, disaggregated by product type, geographic origin, and timing of recognition.

	Year Ended
Revenue by Product Type	October 31, 2021	October 31, 2020	October 31, 2019
IC
High-end	$162,973	$156,129	$156,418
Mainstream	297,198	262,281	249,773
Total IC	$460,171	$418,410	$406,191

FPD
High-end	$155,670	$139,558	$98,832
Mainstream	47,920	51,723	45,637
Total FPD	$203,590	$191,281	144,469
	$663,761	$609,691	$550,660

Revenue by Geographic Origin*
Taiwan	$248,597	$239,101	$244,377
Korea	156,391	153,052	147,734
China	115,732	79,374	19,010
United States	105,023	104,949	105,045
Europe	36,242	31,501	32,585
Other	1,776	1,714	1,909
	$663,761	$609,691	$550,660

* This table disaggregates revenue by the location in which it was earned.

Revenue by Timing of Recognition
Over time	$606,332	$535,071	$497,942
At a point in time	57,429	74,620	52,718
	$663,761	$609,691	$550,660

NOTE 9 - LEASES

We adopted ASU 2016-02 and all subsequent amendments, collectively codified in ASC Topic 842 “Leases” (“Topic 842”), on November 1, 2019. The guidance requires modified retrospective adoption, either at the beginning of the earliest period presented or at the beginning of the period of adoption. We elected to apply the guidance at the beginning of the period of adoption and recorded, as of November 1, 2019, ROU leased assets of $6.5 million. In conjunction with this, we recorded lease liabilities, which had been discounted at our incremental borrowing rates, of $6.5 million. The impact of our adoption of Topic 842 on our current and deferred income taxes was immaterial.

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

We recognize leases on our consolidated balance sheet when a lessor makes an asset underlying a lease having a term in excess of twelve months available for our use. As allowed under Topic 842, we have elected not to apply the recognition requirements to leases that, at their commencement dates, have lease terms of twelve months or less and do not include options to purchase their underlying assets that we are reasonably certain to exercise. The present value of lease payments over the term of the lease provides the basis for the initial measurement of ROU assets and their related lease liabilities. We measure finance lease liabilities using the rates implicit in the leases; operating lease liabilities are measured using our incremental borrowing rate, for collateralized loans, at the commencement date. Variable lease payments, other than those that are dependent on an index or on a rate, are not included in the measurement of ROU assets and their related lease liabilities. Lease terms include extension periods if the lease agreement includes an option to extend the lease that we are reasonably certain to exercise. As allowed under Topic 842, we have elected, for all classes of assets, the practical expedient to not separate lease components of a contract from non-lease components of a contract.

 In February 2021, under an MLA which we entered into effective October 2020, we entered into a five-year $7.2 million finance lease for a high-end inspection tool. Monthly payments on the lease, which commenced in February 2021, are $0.1 million per month. Upon the payment of the fiftieth monthly payment and prior to payment of the fifty-first monthly payment, we may exercise an early buyout option to purchase the tool for $2.4 million. If we do not exercise the early buyout option, then at the end of the five-year lease term, the lease shall continue to renew on a month-to-month basis at the same rental; at our option, after the original term or any renewal periods, we may return the tool, elect to extend the lease, or purchase the tool at its fair market value. Since we are reasonably certain that we will exercise the early buyout option, our lease liability reflects such exercise and we have classified the lease as a finance lease. The interest rate implicit in the lease is 1.08%.

In December 2020, under an MLA which we entered into effective July 2019, we entered into a five-year $35.5 million finance lease for a high-end lithography tool. Monthly payments on the lease, which commenced in January 2021, increased from $0.04 million during the first three months to $0.6 million for the following nine months, to be followed by forty-eight monthly payments of $0.5 million. As of the due date of the forty-eighth monthly payment, we may exercise an early buyout option to purchase the tool for $14.1 million. If we do not exercise the early buyout option, then at the end of the five-year lease term, at our option, we may return the tool, elect to extend the lease term for a period and a lease payment to be agreed with lessor at the time, or purchase the tool for its then-fair market value as determined by the lessor. Since we are reasonably certain that we will exercise the early buyout option, our lease liability reflects such exercise and we have classified the lease as a finance lease. The interest rate implicit in the lease is 1.58%. The lease agreement incorporates the covenants included in our Corporate Credit Agreement, which are detailed in Note 7, and includes a cross-default provision for any agreement or instrument with an outstanding, committed balance greater than $5.0 million in which we are the indebted party.

    The following table provides information on operating and finance leases included in our consolidated balance sheets.

Classification	October 31, 2021	October 31, 2020

ROU Assets – Operating Leases
Other assets	$5,581	$7,706

ROU Assets – Finance Leases
Property, plant and equipment, net	$40,827	$-

Lease Liabilities – Operating Leases
Accrued liabilities	$2,273	$2,175
Other liabilities	3,246	5,008
	$5,519	$7,183

Lease Liabilities – Finance Leases
Current portion of long-term debt	$7,289	$-
Long-term debt	31,083	-
	$38,372	$-

     The following table presents future lease payments under noncancelable operating and finance leases as of October 31, 2021. Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.

Fiscal Year	Operating Leases	Finance Leases
2022	$2,351	$7,856
2023	1,374	6,938
2024	819	6,938
2025	646	18,012
2026	398	-
Thereafter	157	-
Total lease payments	5,745	39,744
Imputed interest	226	1,372
Lease liabilities	$5,519	$38,372

     The following table presents lease costs for 2021 and 2020. Rent expense, as calculated under guidance in effect prior to our adoption of Topic 842, was $3.0 million in 2019.

	Year Ended
	October 31, 2021	October 31, 2020
Operating lease costs	$2,904	$3,076
Short-term lease costs	$232	$359
Variable lease costs	$498	$378
Interest on lease liabilities	$510	$-
Amortization of ROU assets	$1,867	$-

The following table presents statistical information related to our operating and finance leases. The information presented is as of the balance sheet dates.

	October 31, 2021		October 31, 2020
Classification	Weighted-average remaining lease term (in years)	Weighted-average discount rate	Weighted-average remaining lease term (in years)	Weighted-average discount rate
Operating leases	3.5	2.4%	4.1	2.37%
Finance leases	3.3	1.5%	-	-

The following table presents the effects of leases on our 2021 and 2020 consolidated statements of cash flows, and provides leases-related non-cash information for those years.

	Year Ended
	October 31, 2021	October 31, 2020
Operating cash flows used for operating leases	$2,442	$3,584
Operating cash flows used for finance leases	$464	$-
Financing cash flows used for finance leases	$4,323	$-
ROU assets obtained in exchange for operating lease obligations	$457	$2,681
ROU assets obtained in exchange for finance lease obligations	$42,672	$-

NOTE 10 - SHARE-BASED COMPENSATION

In March 2016, shareholders approved our current equity incentive compensation plan (“the Plan”), under which incentive stock options, non-qualified stock options, stock grants, stock-based awards, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and other stock or cash awards may be granted. Shares to be issued under the Plan may be authorized and unissued shares, issued shares that have been reacquired by us (in the open market or in private transactions), or a combination thereof. The maximum number of shares of common stock approved that may be issued under the Plan is four million shares. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of Photronics or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. The table below presents information on our share-based compensation expenses for the three most recent fiscal years.

	Year Ended
	October 31, 2021	October 31, 2020	October 31, 2019
Expense reported in:
Cost of goods sold	$446	$337	$250
Selling, general and administrative	4,446	4,590	3,430
Research and development	456	-	-

Total expense incurred	$5,348	$4,927	$3,680

Income tax benefits of share-based compensation (in millions)	$0.2	$0.2	$-
Share-based compensation cost capitalized	$-	$-	$-

 The table below presents information on estimated expenses not yet incurred on our share-based compensation awards.

	October 31, 2021
	Restricted Stock Awards	Stock Options
Compensation cost not yet recognized	$7,300	$109
Weighted-average amortization period (in years)	2.6	1.1

Restricted Stock Awards

We periodically grant restricted stock awards, the restrictions on which typically lapse over a service period of one to four years. The fair values of the awards are determined on the date of grant, based on the closing stock price of our common stock. As of October 31, 2021, there were 929,147 shares of restricted stock outstanding.

A summary of restricted stock award activity during fiscal year 2021 and the status of our outstanding restricted stock awards as of October 31, 2021, is presented below:

Restricted Stock	Shares	Weighted-Average Fair Value at Grant Date

Outstanding at October 31, 2020	812,316	$12.55
Granted	564,800	$11.20
Vested	(383,177)	$11.72
Cancelled	(64,792)	$12.44
Outstanding at October 31, 2021	929,147	$12.08
Expected to vest as of October 31, 2021	862,143	$12.08

The table below presents information on restricted stock awards granted and lapsed in the three most recent fiscal years.

	Year Ended
	October 31, 2021	October 31, 2020	October 31, 2019

Number of shares granted	564,800	538,000	435,000
Weighted-average grant-date fair value of awards (in dollars per share)	$11.20	$15.08	$9.80
Fair value of awards for which restrictions lapsed	$4,491	$2,957	$1,888

Stock Options

Option awards generally vest in one to four years and have a ten-year contractual term. All incentive and non-qualified stock option grants must have an exercise price no less than the market value of the underlying common stock on the date of grant. The grant-date fair values of options are based on closing prices of our common stock on the dates of grant and are calculated using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of our common stock. We use historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that options granted are expected to remain outstanding. The risk-free rate of return for the estimated term of an option is based on the U.S. Treasury yield curve in effect at the date of grant.

There were no stock option awards granted during 2021 and 2020. The weighted-average grant date fair value of options granted during 2019 was $3.31. The weighted-average inputs and risk-free rate of return ranges used to calculate the grant-date fair value of stock options granted during 2019 are presented in the following table.

Year Ended
October 31, 2019

Expected volatility	33.1%
Risk-free rate of return	2.5 – 2.9%
Dividend yield	0.0%
Expected term	5.1 years

The table below presents a summary of stock options activity during 2021 and information on stock options outstanding at October 31, 2021.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at October 31, 2020	1,621,117	$9.27
Granted	-	-
Exercised	(401,114)	$8.58
Cancelled and forfeited	(46,900)	$9.74
Outstanding at October 31, 2021	1,173,103	$9.49	4.0 years	$4,109
Exercisable at October 31, 2021	1,077,914	$9.51	3.8 years	$3,750
Expected to vest as of October 31, 2021	93,500	$9.20	6.7 years	$353

The table below presents information on options exercised in the three most recent fiscal years.

	Year Ended
	October 31, 2021	October 31, 2020	October 31, 2019

Total intrinsic value of options exercised	$1,910	$3,184	$1,262
Cash received from option exercises	$3,441	$3,746	$2,071

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan ("ESPP") permits employees to purchase Photronics, Inc. common shares at 85% of the lower of the closing market price at the commencement or ending date of the Plan year (which is approximately one year from the commencement date). We recognize the ESPP expense over that same period. As of October 31, 2021, the maximum number of shares of common stock approved by our shareholders to be purchased under the ESPP was 1.85 million shares, of which approximately 1.5 million shares had been issued through October 31, 2021. As of October 31, 2021, less than 0.1 million shares, with unrecognized compensation cost of less than $0.1 million (all of which will be recognized in the first quarter of fiscal 2022) were subject to outstanding subscriptions.

NOTE 11 - EMPLOYEE RETIREMENT PLANS

We maintain a 401(k) Savings and Profit-Sharing Plan ("401(k) Plan") which covers all full and certain part-time U.S. employees who have completed three months of service and are 18 years of age or older. Under the terms of the 401(k) Plan, employees may contribute up to 50% of their salary, subject to certain maximum amounts, which will be matched by the Company at 50% of the employee's contributions that are not in excess of 4% of the employee's compensation. Employee and employer contributions vest immediately upon contribution. The total employer contributions for all of our defined contribution plans were $0.8 million, $0.7 million and $0.7 million in 2021, 2020 and 2019, respectively.

NOTE 12 - INCOME TAXES

Income before the income tax provisions consists of the following:

	Year Ended
	October 31, 2021	October 31, 2020	October 31, 2019

United States	$(19,447)	$(10,672)	$(8,379)
Foreign	121,453	72,273	59,080
	$102,006	$61,601	$50,701

The income tax provisions consist of the following:

	Year Ended
	October 31, 2021	October 31, 2020	October 31, 2019
Current:
Federal	$-	$-	$(3,916)
State	4	4	11
Foreign	25,296	21,698	17,777
	25,300	21,702	13,872

Deferred:
Federal	-	-	3,673
State	103	8	10
Foreign	(2,213)	(452)	(7,345)
	(2,110)	(444)	(3,662)
Total	$23,190	$21,258	$10,210

The income tax provisions differ from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes as a result of the following:

	Year Ended
	October 31, 2021	October 31, 2020	October 31, 2019

U.S. federal income tax at statutory rate	$21,421	$12,936	$10,647
Changes in valuation allowances	364	6,942	2,673
Foreign tax rate differentials	3,244	1,718	218
Tax credits	(3,942)	(1,562)	(1,268)
Uncertain tax positions, including reserves, settlements and resolutions	1,037	1,637	134
Income tax holiday	-	(318)	(2,234)
Other, net	1,066	(95)	40
	$23,190	$21,258	$10,210
Effective tax rate	22.7%	34.5%	20.1%

The 2021 effective tax rate differs from the U.S. federal blended rate of 21% primarily due to loss jurisdiction pre-tax losses not being benefited due to valuation allowances, non-U.S. pre-tax income being taxed at higher statutory rates in the non-U.S. jurisdictions, and investment credits in foreign jurisdictions.

The 2020 effective tax rate differs from the U.S. statutory rate of 21% primarily due to loss jurisdiction pre-tax losses not being benefited due to valuation allowances, non-U.S. pre-tax income being taxed at higher statutory rates in the non-U.S. jurisdictions (partially offset by the benefits of a tax holiday), and investment credits in foreign jurisdictions.

The 2019 effective tax rate differs from the U.S. statutory rate of 21% due to the recognition of a benefit related to previously unrecognized tax positions, loss jurisdiction pre-tax losses being benefited at higher statutory rates than pre-tax income in income jurisdictions was taxed, changes in deferred tax asset valuation allowance, the benefits of a tax holiday, and investment credits in foreign jurisdictions.

We were granted a five-year tax holiday in Taiwan that expired on December 31, 2019. This tax holiday reduced foreign taxes by $0.1 million and $2.2 million in 2020 and 2019, respectively, with a two cents per share impact in 2019, and an immaterial per share effect in 2020.

The net deferred income tax assets consist of the following:

	As of
	October 31, 2021	October 31, 2020
Deferred income tax assets:
Net operating losses	$31,657	$34,457
Reserves not currently deductible	8,201	6,287
Tax credit carryforwards	9,877	9,481
Share-based compensation	1,500	1,306
Property, plant and equipment	7,566	3,887
Lease liabilities	9,134	-
Other	157	398
	68,092	55,816
Valuation allowances	(34,337)	(33,973)
	33,755	21,843
Deferred income tax liabilities:
ROU assets	(9,698)	-
	(9,698)	-
Net deferred income tax assets	$24,057	$21,843

Classification
Deferred income tax assets	$24,353	$22,070
Other liabilities	(296)	(227)
	$24,057	$21,843

We have established a valuation allowance for a portion of our deferred tax assets because we believe, based on the weight of all available evidence, that it is more likely than not that a portion of our deferred tax assets will expire prior to utilization. In 2021 the valuation allowance decreased as a result of management’s determination that tax benefits on deferred tax assets in a non-U.S. jurisdiction would more likely than not be realized and, therefore, decreased the valuation allowance to include these deferred tax assets.

Due to the Tax Cuts and Jobs Act, which was signed into law in December 2017, as of fiscal year end 2018, U.S. deferred taxes were no longer provided on the undistributed earnings of non-U.S. subsidiaries. Our policy to indefinitely reinvest these earnings in non-U.S. operations remains unchanged for the purpose of determining deferred tax liabilities for U.S. state and foreign withholding taxes. Therefore, should we elect in the future to repatriate the remaining foreign earnings deemed to be indefinitely reinvested, we may incur additional state and foreign withholding tax expense on those earnings, the amount of which is not practicable to compute.

The following tables present our available operating loss and credit carryforwards as of October 31, 2021, and their related expiration periods:

Operating Loss Carryforwards	Amount	Expiration Period
Federal	$99,636	2029-Indefinite
State	187,044	2022-Indefinite
Foreign	113	2024-2031

Tax Credit Carryforwards	Amount	Expiration Period
Federal research and development	$5,204	2024-2041
State	$5,915	2022-2035

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is presented below.

	Year Ended
	October 31, 2021	October 31, 2020	October 31, 2019
Balance at beginning of year before interest and penalties	$2,550	$1,758	$1,775
Additions (reductions) for tax positions in prior years	181	227	(466)
Additions based on current year tax positions	1,313	1,576	1,286
Settlements	(489)	(992)	(204)
Lapses of statutes of limitations	(21)	(19)	(633)
Balance at end of year before interest and penalties	3,534	2,550	1,758
Interest and penalties	223	131	177
Balance at end of year including interest and penalties	$3,757	$2,681	$1,935

At October 31, 2021, October 31, 2020 and October 31, 2019, unrecognized tax benefits, which are included in Other liabilities, include $3.8 million, $2.0 million, and $1.9 million, respectively, that, if recognized, would impact the effective tax rates. We include any applicable interest and penalties related to uncertain tax positions in our income tax provision. The amounts reflected in the table above include settlements of non-U.S. audits.

Although the timing of the reversal of uncertain tax positions may be uncertain, as they can be dependent upon the settlement of tax audits or expirations of statutes of limitations, the Company believes that the amount of uncertain tax positions (including accrued interest and penalties, and net of tax benefits) that may be resolved over the next twelve months is $0.5 million. Resolution of these uncertain tax positions may result from either or both the lapses of statutes of limitations and tax settlements. The Company is no longer subject to tax authority examinations in the U.S., major foreign, or state tax jurisdictions for years prior to fiscal year 2016.

Income tax payments were $22.7 million, $23.0 million and $15.9 million in 2021, 2020 and 2019, respectively. Cash received as refunds of income taxes paid in prior years amounted to $0.7 million in 2021, $4.3 million in 2020, and an immaterial amount in 2019.

NOTE 13 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented below.

	Year Ended
	October 31, 2021	October 31, 2020	October 31, 2019

Net income attributable to Photronics, Inc. shareholders	$55,449	$33,820	$29,793
Effect of dilutive securities:
Interest expense on convertible notes, net of tax	-	-	845

Earnings used for diluted earnings per share	$55,449	$33,820	$30,638

Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	61,407	64,866	66,347
Effect of dilutive securities:
Share-based payment awards	592	604	448
Convertible notes	-	-	2,360

Potentially dilutive common shares	592	604	2,808

Weighted-average common shares used for diluted earnings per share	61,999	65,470	69,155

Basic earnings per share	$0.90	$0.52	$0.45
Diluted earnings per share	$0.89	$0.52	$0.44

The table below sets forth the outstanding weighted-average share-based payment awards that were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be antidilutive.

	Year Ended
	October 31, 2021	October 31, 2020	October 31, 2019

Share based payment awards	331	795	1,250
Total potentially dilutive shares excluded	331	795	1,250

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Presented below are our unrecognized commitments, as of October 31, 2021. Included in these are commitments of $73.7 million for the purchase of capital equipment. The amounts below do not include our commitments under our debt and lease arrangements, which are presented in Notes 7 and 9, respectively.

Fiscal Year	Unrecognized Commitments

2022	$82,323
2023	25,630
2024	3,654
2025	-
2026	-
Thereafter	-
Total	$111,607

We are subject to various claims that arise in the ordinary course of business. We believe that our potential liability under such claims, individually and in the aggregate, will not have a material effect on our consolidated financial statements.  As of October 31, 2021 and October 31, 2020, we were not involved in environmental litigation to which a government was a party.

NOTE 15 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following tables set forth the changes in our accumulated other comprehensive income by component (net of tax of $0) for the years ended October 31, 2021 and October 31, 2020.

	Year Ended October 31, 2021
	Foreign Currency Translation Adjustments	Other	Total

Balance at October 31, 2020	$18,828	$(870)	$17,958
Other comprehensive income (loss)	8,478	(69)	8,409
Less: other comprehensive income (loss) attributable to noncontrolling interests	5,830	(34)	5,796

Balance at October 31, 2021	$21,476	$(905)	$20,571

	Year Ended October 31, 2020
	Foreign Currency Translation Adjustments	Other	Total

Balance at October 31, 2019	$(8,331)	$(674)	$(9,005)
Other comprehensive loss	36,381	(390)	35,991
Less: other comprehensive income (loss) attributable to noncontrolling interests	9,222	(194)	9,028

Balance at October 31, 2020	$18,828	$(870)	$17,958

NOTE 16 – RISKS AND CONCENTRATIONS

Financial instruments that potentially subject us to credit risk principally consist of trade accounts receivable and short-term cash investments. We sell our products primarily to semiconductor and FPD manufacturers in Asia, North America, and Europe. We believe that the concentration of credit risk in our trade receivables is substantially mitigated by our ongoing credit evaluation process and relatively short collection terms. We do not generally require collateral from customers. We establish an allowance for credit losses based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

As of October 31, 2021 and October 31, 2020, one customer accounted for 20% and 24% of our net accounts receivable, respectively, and, as of October 31, 2021, another customer accounted for 12% of our net accounts receivable balance. One customer accounted for 17%, 16% and 15%, of our revenue in 2021, 2020 and 2019, respectively, and another customer accounted for 12%, 14% and 16% of our revenue in 2021, 2020 and 2019, respectively.

We operate as a single operating segment as a manufacturer of photomasks, which are high precision quartz or glass plates containing microscopic images of electronic circuits for use in the fabrication of IC’s and FPDs.

As of the balance sheet dates, our property, plant, and equipment, net and net assets were, by geographic area, as presented below.
	October 31, 2021		October 31, 2020

	Property, Plant and Equipment	Net Assets	Property, Plant and Equipment	Net Assets

China	$285,756	$210,437	$262,800	$180,404
Taiwan	129,660	341,291	123,979	309,911
United States	137,049	173,062	130,164	225,411
Korea	140,380	254,357	110,815	228,579
Europe and Other	3,708	21,415	3,717	17,961

	$696,553	$1,000,562	$631,475	$962,266

NOTE 17 - RELATED PARTY TRANSACTIONS

On January 20, 2018, we entered into a four-year consulting agreement with DEMA Associates, LLC, of which the chairman of our board of directors is a member, for $0.4 million per year. In 2019, we incurred expenses for services provided by this entity of $0.4 million. Effective March 9, 2020, the agreement was amended to reduce the consideration under the contract to $0.1 million per year for its remaining term; in 2021 and 2020, we incurred expenses for services provided by this entity of $0.1 million and $0.2 million, respectively.

An officer of our company is related to an individual in a position of authority at one of our largest customers. We recorded revenue from this customer of $111.0 million, $96.4 million and $87.0 million, in 2021, 2020 and 2019, respectively. As of October 31, 2021 and October 31, 2020, we had accounts receivable of $34.5 million and $32.7 million, respectively, from this customer.

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

The fair values of our cash and cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying values due to their short-term maturities. The fair values of our variable rate debt instruments are a Level 2 measurement and approximate their carrying values due to the variable nature of the underlying interest rates. We did not have any assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at October 31, 2021 or October 31, 2020.

NOTE 19 - SHARE REPURCHASE PROGRAMS

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

All of the shares purchased under the above repurchase programs were retired prior to the end of the fiscal year in which they were purchased. The table below presents information on the repurchase programs.

	2021 Purchases	2020 Purchases	2019 Purchases

Number of shares repurchased	3,919	3,194	2,133

Cost of shares repurchased	$48,249	$34,394	$21,696

Average price paid per share	$12.31	$10.77	$10.17

NOTE 20 - SUBSIDIARY DIVIDENDS

In 2021, 2020 and 2019, PDMC, the Company’s majority owned subsidiary in Taiwan, paid dividends of which 49.99%, or approximately $9.6 million, $16.2 million and $45.1 million, respectively, were paid to noncontrolling interests.

NOTE 21 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Updates Adopted

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses”, the main objective of which is to provide more useful information about expected credit losses on financial instruments and other commitments of an entity to extend credit. In support of this objective, the ASU replaced the incurred loss impairment methodology, found in previous guidance, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU requires a cumulative-effect adjustment as of the beginning of the first reporting period in which the guidance is adopted. ASU 2016-13 was effective for Photronics in its first quarter of 2021. We adopted ASU 2016-13 on November 1, 2020; the effect of the adoption was immaterial.

  Accounting Standards Updates to Be Adopted

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”, to increase the transparency of government assistance including the disclosure of the types of assistance an entity receives, an entity’s method of accounting for government assistance, and the effect of the assistance on an entity’s financial statements. The guidance in this Update will be effective for Photronics in its fiscal year 2023 Form 10-K, with early application of the amendments allowed. The amendments are to be applied prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or, retrospectively to those transactions. We are currently evaluating the effect the adoption of this ASU may have on our disclosures.

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (ASC 740)—Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740, Income Taxes. The amendments also improve consistent application of and simplify US GAAP for other areas of ASC 740 by clarifying and amending existing guidance. This guidance is effective for Photronics in Q1 of fiscal year 2022. We are currently evaluating the effect the adoption of this ASU may have on our consolidated financial statements and disclosures.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2021. We have established and currently maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of October 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on criteria established in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2021, based on the criteria set forth by the COSO. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of October 31, 2021.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of October 31, 2021, as stated in their report on page 70 of this Form 10-K.

Changes in Internal Control over Financial Reporting

Remediation of Material Weakness

To address the previously reported material weakness in our internal control over financial reporting discussed in Part II, Item 9A. Controls and Procedures to our Form 10-K for the fiscal year ended October 31, 2020, we changed organizational reporting structures, designed and implemented new controls and tools to ensure that personnel with the appropriate level of authority and competence monitor, review and approve the types of transactions that gave rise to the material weakness.  Based on the actions taken, as well as the evaluation of the design and operating effectiveness of the new controls, we determined that the previously reported material weakness has been remediated as of October 31, 2021.

Other than the remediation of the material weakness discussed above, there were no changes to our internal control over financial reporting during 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Photronics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Photronics, Inc. (the “Company”) as of October 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2021, of the Company and our report dated December 17, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Boston, Massachusetts
December 17, 2021

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information as to Directors required by Items 401, 405 and 407(c)(3)(d)(4) and (d)(5) of Regulation S-K is set forth in our 2022 Definitive Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the fiscal year covered by this Form 10-K under the caption “PROPOSAL 1 - ELECTION OF DIRECTORS,” “ DELINQUENT SECTION 16(A) REPORTS” and in the third paragraph under the caption “MEETINGS AND COMMITTEES OF THE BOARD”, and is incorporated in this report by reference. The information as to Executive Officers is included in our 2022 Definitive Proxy Statement under the caption “EXECUTIVE OFFICERS” and is incorporated in this report by reference.

We have adopted a code of ethics that applies to our principal executive officer, chief financial officer or principal financial officer and principal accounting officer. A copy of the code of ethics may be obtained, free of charge, by writing to the executive vice president, general counsel of Photronics, Inc. at 15 Secor Road, Brookfield, Connecticut 06804.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K and paragraph (e)(4) and (e)(5) of Item 407 is set forth in our 2022 Definitive Proxy Statement under the captions “EXECUTIVE COMPENSATION”, “CERTAIN AGREEMENTS”, “DIRECTORS’ COMPENSATION”, “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” and “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION”, respectively, and is incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth in our 2022 Definitive Proxy Statement under the caption “EQUITY COMPENSATION PLAN INFORMATION” and is incorporated in this report by reference. The information required by Item 403 of Regulation S-K is set forth in our 2022 Definitive Proxy Statement under the caption “OWNERSHIP OF COMMON STOCK BY DIRECTORS, OFFICERS AND CERTAIN BENEFICIAL OWNERS”, and is incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 and Item 407(a) of Regulation S-K is set forth in our 2022 Definitive Proxy Statement under the captions “MEETINGS AND COMMITTEES OF THE BOARD” and “RELATED PARTY TRANSACTIONS”, respectively, and is incorporated in this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Rule 14a-101 of the Exchange Act is set forth in our 2022 Definitive Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees” and “AUDIT COMMITTEE REPORT”, and is incorporated in this report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

		Page No.

1.	Financial Statements: See “INDEX TO CONSOLIDATED FINANCIAL STATEMENTS” in Part II, Item 8 of this Form 10-K for a list of financial statements filed as part of this report.	36

2.	Financial Statement Schedules

	All schedules are omitted because they are immaterial or not applicable.

3.	Exhibit Index	73

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description	Form	Exhibit	Filing Date

3.1	Certificate of Incorporation as amended July 9, 1986, April 9, 1990, March 16, 1995, November 13, 1997, April 15, 2002 and June 20, 2005	10-K	3.1	12/23/2019

3.2	Amended and Restated By-laws of the Company dated as of September 7, 2016	8-K	3.2	9/13/2016

4.1	Description of Securities of the Company	10-K	4.1	12/20/2019

4.2	Certificate of Amendment with Respect to Series A Preferred Stock, dated September 24, 2019	8-K	3.1	9/24/2019

10.1	The Company’s 1992 Employee Stock Purchase Plan	10-K	10.1	12/20/2017

10.2	Amendment to the Employee Stock Purchase Plan as of March 24, 2004+	10-K	10.2	1/6/2017

10.3	Amendment to the Employee Stock Purchase Plan as of April 8, 2010+	10-K	10.4	1/7/2016

10.4	Amendment to the Employee Stock Purchase Plan as of March 28, 2012+	10-K	10.4	12/21/2018

10.5	Amendment to the Employee Stock Plan as of December 18, 2019*	10-K	10.5	12/23/2019

10.6	2016 Equity Incentive Compensation Plan+	DEF 14A		2/29/2016

10.7	The Company’s 2007 Long-Term Equity Incentive Plan+	DEF 14A		2/23/2007

10.8	Amendment to the 2007 Long-Term Equity Incentive Plan as of April 8, 2010+	10-K	10.7	1/7/2016

10.9	Amendment to the 2007 Long Term Equity Incentive Plan as of April 11, 2014+	10-K	10.7	12/23/2019

10.10	2011 Executive Incentive Compensation Plan effective as of November 1, 2010+	10-K	10.9	1/6/2015

10.11	Joint Venture Framework Agreement dated November 20, 2013, between the Company and Dai Nippon Printing Co., Ltd.#	10-K/A	10.19	7/8/2015

10.12	Joint Venture Operating Agreement dated November 20, 2013, between the Company and Dai Nippon Printing Co., Ltd.#	10-K/A	10.20	7/8/2015

10.13	Outsourcing Agreement dated November 20, 2013, among the Company, Dai Nippon Printing Co., Ltd and Photronics Semiconductor Mask Corporation#	10-K/A	10.21	7/8/2015

10.14	License Agreement dated November 20, 2013, between the Company and Photronics Semiconductor Mask Corporation#	10-K/A	10.22	7/8/2015

10.15	License Agreement dated November 20, 2013, between Dai Nippon Printing Co., Ltd and Photronics Semiconductor Mask Corporation#	10-K/A	10.23	7/8/2015

10.16	Margin Agreement dated November 20, 2013, among the Company, Dai Nippon Printing Co., Ltd and Photronics Semiconductor Mask Corporation#	10-K/A	10.24	7/8/2015

10.17	Merger Agreement dated November 20, 2013, between Photronics Semiconductor Mask Corporation and DNP Photomask Technology Taiwan Co., Ltd.#	10-K/A	10.25	7/8/2015

10.18	Executive Employment Agreement between the Company and Christopher J. Progler, Vice President, Chief Technology Officer dated September 10, 2007+	10-K	10.18	12/23/2019

10.19	Executive Employment Agreement between the Company and Peter S. Kirlin dated May 4, 2015+	10-Q	10.28	9/9/2015

10.20	Executive Employment Agreement between the Company and Richelle E. Burr dated May 21, 2010+	10-K	10.30	1/7/2016

10.21	Executive Employment Agreement between the Company and John P. Jordan dated September 5, 2017+	10-K	10.31	12/20/2017

10.22	Employment Agreement dated March 9, 2020, between Photronics Dai Nippon Mask Corporation and Frank Lee	10-Q	10.36	3/11/2020

10.23	Consulting Agreement between the Company and DEMA Associates, LLC dated January 20, 2018	10-Q	10.37	3/11/2020

10.24	Amendment dated March 9, 2020, between DEMA Associates, LLC and the Company	10-Q	10.37	3/11/2020

10.25	Form of Amendment to Executive Employment Agreement dated March 16, 2012+	10-K	10.23	12/23/2019

10.26	Fourth Amended and Restated Credit Agreement dated as of September 27, 2018, among Photronics, Inc. the Foreign Subsidiary Borrower Party Thereto, the Lender Party Thereto, JPMorgan Chase Bank, N.A. as Administrative and Collateral Agent and Bank of America, N.A. as syndication agent	10-K	10.24	12/21/2018

10.27	Third Amended and Restated Security Agreement entered into as of September 27, 2018, by and among Photronics, Inc., the subsidiaries of the Company and JPMorgan Chase Bank N.A	10-K	10.25	12/21/2018

10.28	Fixed Asset Loan Agreement between Photronics DNP Mask Corporation Xiamen and Industrial and Commercial Bank China Limited Xiamen Xiang’an Branch	10-K	10.26	12/21/2018

10.29	Working Capital Loan Agreement between Industrial and Commercial Bureau China Limited Xiamen Xiang’an Branch and Photronics DNP Mask Corporation Xiamen effective as of November 7, 2018	10-K	10.27	12/21/2018

10.30	Investment Agreement between Xiamen Torch Hi-Tech Industrial Development Zone Management Committee and Photronics Singapore Pte. Ltd.	10-Q	10.35	9/2/2016

10.31	Amendment No. 1 to the Investment Agreement between Xiamen Torch Hi-Tech Industrial Development Zone Management Committee and Photronics Singapore Pte, Ltd. #	10-Q	10.29	12/23/2019

10.32	Contribution Agreement dated May 16, 2017 among Dai Nippon Printing Co., Ltd. (“DNP), DNP Asia Pacific Pte. Ltd. (“DNP Asia Pacific”), Photronics, Inc. (“Photronics”), Photronics Singapore Pte. Ltd., (“Photronics Singapore”), and Xiamen American Japan Photronics Mask Co., Ltd. (“PDMCX”)#	10-Q/A	10.26	12/19/2017

10.33	Joint Venture Operating Agreement dated May 16, 2017, among Photronics, Photronics Singapore, DNP, and DNP Asia Pacific#	10-Q/A	10.27	12/19/2017

10.34	Outsourcing Agreement dated May 16, 2017, among Photronics, DNP, Photronics DNP Photomask Corporation (“PDMC”) and PDMCX#	10-Q/A	10.28	12/19/2017

10.35	Amended and Restated License Agreement dated May 16, 2017 between DNP and PDMC#	10-Q/A	10.29	12/19/2017

10.36	Investment Cooperation Agreement between Hefei State Hi-tech Industry Development Zone and Photronics UK, Ltd.	10-K	10.42	12/20/2017

10.37	Section 382 Rights Agreement, dated September 23, 2019, between Photronics, Inc. and Computershare Trust Company, N.A. as rights agent	8-K	4.1	9/24/2019

10.38	Master Lease Agreement dated October 12, 2020, between TD Equipment Finance and the Company	10-K	10.38	1/15/2021

10.39	Fixed Asset Loan Contract dated October 1, 2020, Hefei Photronics Mask Corporation and China Construction Bank Corporation	10-K	10.39	1/15/2021

10.40	Maximum Mortgage Contract dated October 1, 2020 between Photronics Mask Corporation Hefei and China Construction Bank Corporation Hefei Shusshan Branch	10-K	10.40	1/15/2021

21	List of Subsidiaries of the Company	10-K	21	12/17/2021

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	10-K	23.1	12/17/2021

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	31.1	12/17/2021

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	32.2	12/17/2021

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.1	12/17/2021

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.2	12/17/2021

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	10-K	101.INS

101.SCH	Inline XBRL Taxonomy Extension Schema Document	10-K	101.SCH

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	10-K	101.CAL

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	10-K	101.DEF

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	10-K	101.LAB

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	10-K	101.PRE

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)			X

+	Represents a management contract or compensatory plan or arrangement.

#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

The Company will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Company’s general counsel at the address of the Company’s principal executive offices.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTRONICS, INC.
(Registrant)

By	/s/ John P. Jordan	By	/s/ Eric Rivera
	John P. Jordan Executive Vice President, Chief Financial Officer (Principal Financial Officer)		Eric Rivera Vice President, Corporate Controller (Principal Accounting Officer)
	December 17, 2021		December 17, 2021

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Peter S. Kirlin
	Peter S. Kirlin Chief Executive Officer Director (Principal Executive Officer)	December 17, 2021

By	/s/ John P. Jordan
	John P. Jordan Executive Vice President, Chief Financial Officer (Principal Financial Officer)	December 17, 2021

By	/s/ Eric Rivera
	Eric Rivera Vice President, Corporate Controller (Principal Accounting Officer)	December 17, 2021

By	/s/ Constantine S. Macricostas
	Constantine S. Macricostas Chairman of the Board	December 17, 2021

By	/s/ Walter M. Fiederowicz
	Walter M. Fiederowicz Director	December 17, 2021

By	/s/ Daniel Liao
	Daniel Liao Director	December 17, 2021

By	/s/ George Macricostas
	George Macricostas Director	December 17, 2021

By	/s/ Mary Paladino
	Mary Paladino Director	December 17, 2021

By	/s/ Mitchell G. Tyson
	Mitchell G. Tyson Director	December 17, 2021