Form 10-Q
period 2022-01-30
PHOTRONICS INC
filed 2022-03-10
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 30, 2022
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
Yes ☐  No ☒

The registrant had 61,729,440 shares of common stock outstanding as of March 3, 2022.

PHOTRONICS, INC.
QUARTERLY REPORT ON FORM 10-Q
January 30, 2022

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6.	Exhibits	33

Glossary of Terms and Acronyms

Definitions of certain terms and acronyms that may appear in this report are provided below.

AMOLED	Active-matrix organic light-emitting diode. A technology used in mobile devices.
ASC	Accounting Standards Codification
ASP	Average Selling Price
ASU	Accounting Standards Update
Chip stacking	Placement of a computer chip on top of another computer chip, resulting in the reduction of the distance between the chips in a circuit board
COVID-19	Covid virus 2019, an infectious disease that was declared a pandemic by the World Health Organization in March 2020
DNP	Dai Nippon Printing Co., Ltd.
EUV
A wafer lithography technology using the industry standard extreme ultraviolet (EUV) wavelength. EUV photomasks function by selectively reflecting or blocking light, in contrast to conventional photomasks which function by selectively transmitting or blocking light

Exchange Act	The Securities Exchange Act of 1934 (as amended)
FASB	Financial Accounting Standards Board
Form 10-K	Annual Report on Form 10-K
Form 10-Q	Quarterly Report on Form 10-Q
FPDs	Flat-panel displays, or “displays”
Generation	In reference to flat panel displays, refers to the size range of the underlying substrate to which a photomask is applied. Higher generation (or “G”) numbers represent larger substrates
High-end (photomasks)	For IC, photomasks that are 28nm or smaller; for FPD, AMOLED, G10.5+, and LTPS photomasks
ICs	Integrated circuits, or semiconductors
LIBOR	London Inter-Bank Offered Rate
LTM (free cash flow)	Last Twelve Months Free Cash Flow
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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements, as defined by the SEC. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by us, or on our behalf. Forward-looking statements are statements other than statements of historical fact, including, without limitation, those statements that include such words as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “predicts”, and similar expressions, and, without limitation, may address our future plans, objectives, goals, strategies, events, or performance, as well as underlying assumptions and other statements that are other than statements of historical facts. On occasion, in other documents filed with the SEC, press releases, conferences, or by other means, we may discuss, publish, disseminate, or otherwise make available, forward-looking statements, including statements contained within Part I, Item 2 – “Management’s Discussion & Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

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

Forward-looking statements within this Form 10-Q speak only as of the date of its filing, and we undertake no obligation to update any such statements to reflect changes in events or circumstances that may subsequently occur. Users of this Form 10-Q are cautioned that various factors may cause actual results to differ materially from those contained in any forward-looking statements found within this Form 10-Q and that they should not place undue reliance on any forward-looking statement. In addition, all forward-looking statements, whether written or oral and whether made by us or on our behalf, are expressly qualified by the risk factors provided in Item 1A “Risk Factors” of our Form 10-K, as well as any additional risk factors we may provide in our Quarterly Reports on Form 10-Q.

PART I.	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	January 30, 2022	October 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$314,195	$276,670
Accounts receivable, net of allowance of $1,157 in 2022 and $1,218 in 2021	170,673	174,447
Inventories	61,971	55,249
Other current assets	50,940	44,250

Total current assets	597,779	550,616

Property, plant and equipment, net	692,289	696,553
Deferred income taxes	24,447	24,353
Other assets	20,733	22,680
Total assets	$1,335,248	$1,294,202

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$18,307	$22,248
Accounts payable	94,914	81,534
Accrued liabilities	77,873	72,366

Total current liabilities	191,094	176,148

Long-term debt	78,540	89,446
Other liabilities	26,448	28,046

Total liabilities	296,082	293,640
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 60,564 shares issued and outstanding at January 30, 2022, and 60,024 shares issued and outstanding at October 31, 2021	606	600
Additional paid-in capital	487,342	484,672
Retained earnings	339,912	317,849
Accumulated other comprehensive income	10,565	20,571

Total Photronics, Inc. shareholders’ equity	838,425	823,692
Noncontrolling interests	200,741	176,870

Total equity	1,039,166	1,000,562

Total liabilities and equity	$1,335,248	$1,294,202

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	January 30, 2022	January 31, 2021

Revenue	$189,827	$152,067

Cost of goods sold	129,964	121,538

Gross profit	59,863	30,529

Operating expenses:

Selling, general and administrative	15,727	14,053

Research and development	5,939	4,710

Total operating expenses	21,666	18,763

Operating income	38,197	11,766

Other income (expense):
Foreign currency transactions impact, net	5,268	1,382
Interest income and other income, net	334	121
Interest expense	(895)	(823)

Income before income tax provision	42,904	12,446

Income tax provision	11,178	2,937

Net income	31,726	9,509

Net income attributable to noncontrolling interests	8,662	1,473

Net income attributable to Photronics, Inc. shareholders	$23,064	$8,036

Earnings per share:

Basic	$0.38	$0.13

Diluted	$0.38	$0.13

Weighted-average number of common shares outstanding:

Basic	60,158	62,475

Diluted	60,936	63,005

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended
	January 30, 2022	January 31, 2021

Net income	$31,726	$9,509

Other comprehensive (loss) income, net of tax of $0:

Foreign currency translation adjustments	(9,831)	18,289

Other	37	(1)

Net other comprehensive (loss) income	(9,794)	18,288

Comprehensive income	21,932	27,797

Less: comprehensive income attributable to noncontrolling interests	8,874	5,690

Comprehensive income attributable to Photronics, Inc. shareholders	$13,058	$22,107

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Three Months Ended January 30, 2022
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Equity

	Common Stock
	Shares	Amount

Balance at October 31, 2021	60,024	$600	$484,672	$317,849	$-	$20,571	$176,870	$1,000,562

Net income	-	-	-	23,064	-	-	8,662	31,726
Other comprehensive (loss) income	-	-	-	-	-	(10,006)	212	(9,794)
Shares issued under equity plans	728	7	2,733	-	-	-	-	2,740
Share-based compensation expense	-	-	1,457	-	-	-	-	1,457
Contribution from noncontrolling interest	-	-	-	-	-	-	14,997	14,997
Purchase of treasury stock	-	-	-	-	(2,522)	-	-	(2,522)
Retirement of treasury stock	(188)	(1)	(1,520)	(1,001)	2,522	-	-	-

Balance at January 30, 2022	60,564	$606	$487,342	$339,912	$-	$10,565	$200,741	$1,039,166

	Three Months Ended January 31, 2021
	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Income	Interests	Equity

Balance at October 31, 2020	63,138	$631	$507,336	$279,037	$-	$17,958	$157,304	$962,266

Net income	-	-	-	8,036	-	-	1,473	9,509
Other comprehensive income	-	-	-	-	-	14,071	4,217	18,288
Shares issued under equity plans	368	4	337	-	-	-	-	341
Share-based compensation expense	-	-	1,301	-	-	-	-	1,301
Purchase of treasury stock	-	-	-	-	(13,209)	-	-	(13,209)

Balance at January 31, 2021	63,506	$635	$508,974	$287,073	$(13,209)	$32,029	$162,994	$978,496

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	January 30, 2022	January 31, 2021

Cash flows from operating activities:
Net income	$31,726	$9,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,810	23,724
Share-based compensation	1,457	1,301
Changes in assets and liabilities:
Accounts receivable	3,269	(2,011)
Inventories	(7,020)	2,095
Other current assets	(6,730)	(824)
Accounts payable, accrued liabilities, and other	15,618	(7,507)

Net cash provided by operating activities	59,130	26,287

Cash flows from investing activities:
Purchases of property, plant and equipment	(19,175)	(17,532)
Government incentives	-	397
Other	(43)	(61)

Net cash used in investing activities	(19,218)	(17,196)

Cash flows from financing activities:
Repayments of debt	(15,192)	(7,796)
Purchases of treasury stock	(2,522)	(13,209)
Contribution from noncontrolling interest	14,997	-
Proceeds from debt	-	6,205
Proceeds from share-based arrangements	3,840	765
Net settlements of restricted stock awards	(1,458)	(315)

Net cash used in financing activities	(335)	(14,350)

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(2,057)	5,195

Net increase (decrease) in cash, cash equivalents, and restricted cash	37,520	(64)
Cash, cash equivalents, and restricted cash at beginning of period	279,680	281,602

Cash, cash equivalents, and restricted cash at end of period	317,200	281,538

Less: Ending restricted cash	3,005	2,999
Cash and cash equivalents at end of period	$314,195	$278,539

Supplemental disclosure of non-cash information:

Accruals for property, plant and equipment purchased during the period	$7,092	$4,938

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share amounts and per share data)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

Photronics, Inc. (“Photronics”, “the Company”, “we”, “our”, or “us”) is one of the world’s leading manufacturers of photomasks, which are high-precision photographic quartz or glass plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat-panel displays (“FPDs” or “displays”), and are used as masters to transfer circuit patterns onto semiconductor wafers and FPD substrates during the fabrication of integrated circuits (“ICs” or “semiconductors”), a variety of FPDs and, to a lesser extent, other types of electrical and optical components. We currently have eleven manufacturing facilities, which are located in Taiwan (3), Korea, China (2), the United States (3), and Europe (2).

The accompanying unaudited condensed consolidated financial statements (“the financial statements”) have been prepared in accordance with U.S. GAAP for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation have been included. The financial statements include the accounts of Photronics, its wholly owned subsidiaries, and the majority-owned subsidiaries which it controls. All intercompany balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Form 10-K for the fiscal year ended October 31, 2021, where we discuss and provide additional information about our accounting policies and the methods and assumptions used in our estimates.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect amounts reported in them. Our estimates, including those on the impact of COVID-19, are based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Our estimates are based on the facts and circumstances available at the time they are made. Subsequent actual results may differ from such estimates. We review these estimates periodically and reflect any effects of revisions in the period in which they are determined.

Our business is typically impacted during the first quarter of our fiscal year by the North American, European, and Asian holiday periods, as some customers reduce their development and buying activities during this period. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2022. For further information, refer to the consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended October 31, 2021.

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or net realizable value. Presented below are the components of inventory at the balance sheet dates:

	January 30, 2022	October 31, 2021

Raw materials	$60,243	$54,019
Work in process	1,544	1,121
Finished goods	184	109

	$61,971	$55,249

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	January 30, 2022	October 31, 2021

Land	$12,279	$12,442
Buildings and improvements	181,174	181,922
Machinery and equipment	1,950,583	1,961,474
Leasehold improvements	21,709	21,751
Furniture, fixtures and office equipment	15,770	15,534
Construction in progress	47,008	35,009

	2,228,523	2,228,132
Accumulated depreciation and amortization	(1,536,234)	(1,531,579)

	$692,289	$696,553

ROU assets resulting from finance leases are included in the table above as follows:

	January 30, 2022	October 31, 2021

Machinery and equipment	$42,760	$42,760
Accumulated amortization	(2,644)	(1,933)

	$40,116	$40,827

Depreciation and amortization expense for property, plant and equipment (including amortization expense for ROU assets) was $20.7 million and $22.6 million for the three-month periods ended January 30, 2022, and January 31, 2021.

NOTE 4 - PDMCX JOINT VENTURE

In January 2018, Photronics, Inc. through its wholly owned Singapore subsidiary (hereinafter, within this Note “we”, “Photronics”, “us”, or “our”), and DNP, through its wholly owned subsidiary “DNP Asia Pacific PTE, Ltd.” entered into a joint venture under which DNP obtained a 49.99% interest in our IC business in Xiamen, China. The joint venture, which we refer to as “PDMCX”, was established to develop and manufacture photomasks for leading-edge and advanced-generation semiconductors. We entered into this joint venture to enable us to compete more effectively for the merchant photomask business in China, and to benefit from the additional resources and investment that DNP provides to enable us to offer advanced-process technology to our customers. In 2020, in combination with local financing obtained by PDMCX, Photronics and DNP fulfilled their investment obligations under the PDMCX operating agreement (“the Agreement”). As discussed in Note 5, liens were granted to the local financing entity on property, plant and equipment with a January 30, 2022, total carrying value of $88.4 million, as collateral for the loans.

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

We recorded net income from the operations of PDMCX of $1.9 million during the three-month period ended January 30, 2022, and a loss of $0.1 million during the three-month period ended January 31, 2021, respectively. General creditors of PDMCX do not have recourse to the assets of Photronics (other than the net assets of PDMCX), and our maximum exposure to loss from PDMCX at January 30, 2022, was $81.3 million.

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

	January 30, 2022		October 31, 2021
Classification	Carrying Amount	Photronics Interest	Carrying Amount	Photronics Interest
Current assets	$80,953	$40,485	$59,745	$29,879
Noncurrent assets	143,353	71,690	137,799	68,913

Total assets	224,306	112,175	197,544	98,792

Current liabilities	28,209	14,107	26,559	13,282
Noncurrent liabilities	33,542	16,774	42,917	21,463

Total liabilities	61,751	30,881	69,476	34,745

Net assets	$162,555	$81,294	$128,068	$64,047

NOTE 5 - DEBT

The tables below provide information on our long-term debt.

As of January 30, 2022	Xiamen Project Loans	Xiamen Working Capital Loans	Hefei Equipment Loan	Finance Leases		Total
Principal due:
Next 12 months	$5,708	$1,006	$4,717	$6,876		$18,307
Months 13 – 24	$9,277	$3,523	$4,717	$6,537		$24,054
Months 25 – 36	10,221	-	6,290	20,308		36,819
Months 37 – 48	9,434	-	5,613	2,620		17,667
Long-term debt	$28,932	$3,523	$16,620	$29,465		$78,540
Total	$34,640	$4,529	$21,337	$36,341		$96,847

Interest rate at balance sheet date	4.65%	4.61%	4.20%		(3)
Basis spread on interest rates	0.00	76.00	(45.00)	N/A
Interest rate reset	Quarterly	Monthly/Annually	Annually	N/A
Maturity date	December 2025	July 2023	September 2025		(3)
Periodic payment amount	Varies as loans mature	Increases as loans mature	Varies (1)		(3)
Periodic payment frequency	Semiannual, on individual loans	Semiannual, on individual loans	Semiannual(2)	Monthly
Loan collateral (carrying amount)	$88,356	N/A	$85,558	$40,116	(4)

(1) First five loan repayments will each be for 7.5 percent of the approved 200 million RMB loan principal; last five installments will each be for 12.5 percent of the approved loan principal.
(2) Semiannual repayments commence in March 2022.
(3) See Note 7 for periodic payment amounts.
(4) Amount represents the carrying amount of the related right-of-use asset, in which the lessors have a secured interest.

As of October 31, 2021	Xiamen Project Loans	Xiamen Working Capital Loans	Hefei Equipment Loan	Finance Leases		Total
Principal due:
Next 12 months	$2,068	$8,197	$4,694	$7,289		$22,248
Months 13 – 24	$10,071	$4,005	$4,693	$6,512		$25,281
Months 25 – 36	10,278	-	6,257	6,610		23,145
Months 37 – 48	9,902	-	5,585	17,961		33,448
Months 49 – 60	7,572	-	-	-		7,572
Long-term debt	$37,823	$4,005	$16,535	$31,083		$89,446
Total	$39,891	$12,202	$21,229	$38,372		$111,694

Interest rate at balance sheet date	4.65%	4.53% - 4.61%	4.20%		(3)
Basis spread on interest rates	0.00	67.75 - 76.00	(45.00)	N/A
Interest rate reset	Quarterly	Monthly/Annually	Annually	N/A
Maturity date	December 2025	July 2023	September 2025		(3)
Periodic payment amount	Varies as loans mature	Increases as loans mature	Varies(1)		(3)
Periodic payment frequency	Semiannual, on individual loans	Semiannual, on individual loans	Semiannual(2)	Monthly
Loan collateral (carrying amount)	$90,096	N/A	$86,487	$40,826	(4)

(1) First five loan repayments will each be for 7.5 percent of the approved 200 million RMB loan principal; last five installments will each be for 12.5 percent of the approved loan principal.
(2) Semiannual repayments commence in March 2022.
(3) See Note 7 for interest rates on lease liabilities, maturity dates, and periodic payment amounts.
(4) Represents the carrying amount at the balance sheet date of the related ROU assets, in which the lessors have secured interests.

Xiamen Project Loans

In November 2018, PDMCX obtained approval to borrow 345.0 million RMB from the Industrial and Commercial Bank of China. From November 2018 through July 2020, PDMCX entered into separate loan agreements (the “Project Loans”) for the entire approved amount and, as of January 30, 2022, 220.3 million RMB ($34.6 million) remained outstanding. The Project Loans were used to finance certain capital expenditures at the PDMCX facility and are collateralized by liens granted on the land use right, building, and certain equipment located at the facility. The interest rates on the Project Loans are variable (based on the RMB Loan Prime Rate of the National Interbank Funding Center), and interest incurred on the loans is eligible for reimbursement through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provide for such reimbursements up to a prescribed limit and duration. The Project Loans are subject to covenants and provisions, certain of which relate to the assets pledged as security for the loans, all of which we were in compliance with at January 30, 2022.

Xiamen Working Capital Loans

In November 2018, PDMCX obtained approval for revolving, unsecured credit of the equivalent of $25.0 million, pursuant to which PDMCX may enter into separate loan agreements with varying terms to maturity. This facility is subject to annual reviews and extension. Unless extended, this facility will expire in October 2022. As of January 30, 2022, PDMCX had 28.8 million RMB ($4.5 million) outstanding against the approval. The interest rates are variable, based on the RMB Loan Prime Rate of the National Interbank Funding Center. Interest incurred on the loans is eligible for reimbursement through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provide for such reimbursements up to a prescribed limit and duration.

Hefei Equipment Loan

In October 2020, our Hefei, China, facility was approved to borrow 200 million RMB (approximately $31.4 million, at the balance sheet date) from the China Construction Bank Corporation. This credit facility is subject to annual reviews and extension, with the most recent extension set to expire in August 2022. The loan proceeds were used to fund the purchase of two lithography tools at the Hefei facility. As of January 30, 2022, we had borrowed 135.7 million RMB ($21.3 million) against this approval (all of which was then outstanding), and 64.3 million RMB ($10.1 million) remained available to borrow. The interest rate on the loan is variable and based on the RMB Loan Prime Rate of the National Interbank Funding Center. The borrowings are secured by the Hefei facility, its related land use right, and certain manufacturing equipment. The Hefei Equipment Loan is subject to covenants and provisions, certain of which relate to the assets pledged as security for the loan, including covenants for the ratio of total liabilities to total assets and the ratio of current assets to current liabilities, all of which we were in compliance with at January 30, 2022.

Finance Leases

In February 2021, we entered into a five-year $7.2 million finance lease for a high-end inspection tool and, in December 2020, we entered into a $35.5 million lease for a high-end lithography tool. See Note 7 for additional information on these leases.

Corporate Credit Agreement

In September 2018, we entered into a five-year amended and restated credit agreement (the “Credit Agreement”), which has a $50 million borrowing limit, with an expansion capacity to $100 million. The Credit Agreement is secured by substantially all of our assets located in the United States and common stock we own in certain subsidiaries. The Credit Agreement includes covenants around minimum interest coverage ratio, total leverage ratio, and minimum unrestricted cash balance (all of which we were in compliance with at January 30, 2022), and limits the amount of cash dividends, distributions, and redemptions we can pay on our common stock to an aggregate annual amount of $50 million. We had no outstanding borrowings against the Credit Agreement at January 30, 2022. The interest rate on the Credit Agreement (1.11% at January 30, 2022) is based on our total leverage ratio at 1-month LIBOR plus a spread, as defined in the Credit Agreement.

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

Contract Assets, Contract Liabilities, and Accounts Receivable

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. Contract assets reflect our transfer of control of photomasks that are in process or completed but not yet shipped to customers. A receivable is recognized when we have an unconditional right to payment for our performance, which generally occurs when we ship the photomasks. Our contract assets primarily consist of a significant amount of our in-process production orders and fully manufactured photomasks which have not yet shipped, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the in-process orders are cancelled by customers. On an individual contract basis, we net contract assets with contract liabilities (deferred revenue) for financial reporting purposes. Contract assets of $11.8 million are included in Other current assets, and contract liabilities of $19.5 million and $5.2 million are included in Accrued liabilities and Other liabilities, respectively, in our January 30, 2022, condensed consolidated balance sheet. Our October 31, 2021, condensed consolidated balance sheet includes contract assets of $9.9 million, included in Other current assets, and contract liabilities of $14.7 million and $5.2 million are included in Accrued liabilities and Other liabilities, respectively. We did not impair any contract assets during the three-month periods ended January 30, 2022, or January 31, 2021. We recognized $4.2 million of revenue from the settlement of contract liabilities that existed at the beginning of the three-month period ended January 30, 2022, and recognized $2.5 million of revenue in the respective prior year period, that related to the settlement of contract liabilities that existed at the beginning of that period.

We generally record our accounts receivable at their billed amounts. All outstanding past due customer invoices are reviewed for collectibility during, and at the end of, every reporting period. To the extent we believe a loss on the collection of a customer invoice is probable, we record the loss and credit an allowance for credit losses. In the event that an amount is determined to be uncollectible, we charge the allowance for credit losses and derecognize the related receivable. We did not incur any credit losses on our accounts receivable during the three-month periods ended January 30, 2022, or January 31, 2021.

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

Disaggregation of Revenue

The following tables present our revenue for the three-month periods ended January 30, 2022, and January 31, 2021, disaggregated by product type, geographic origin, and timing of recognition.

	Three Months Ended
	January 30, 2022	January 31, 2021
Revenue by Product Type
IC
High-end	$46,534	$36,780
Mainstream	83,227	68,176

Total IC	$129,761	$104,956

FPD
High-end	$46,276	$34,645
Mainstream	13,790	12,466

Total FPD	$60,066	$47,111

	$189,827	$152,067

	Three Months Ended
	January 30, 2022	January 31, 2021
Revenue by Geographic Origin*
Taiwan	$67,841	$56,590
China	45,953	20,997
Korea	39,515	38,783
United States	27,176	26,604
Europe	8,914	8,575
Other	428	518

	$189,827	$152,067

* This table disaggregates revenue by the location in which it was earned.

	Three Months Ended
	January 30, 2022	January 31, 2021
Revenue by Timing of Recognition
Over time	$170,264	$141,284
At a point in time	19,563	10,783
	$189,827	$152,067

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

Remaining Performance Obligations

As we are typically required to fulfill customer orders within a short period of time, our backlog of orders has historically been two to three weeks for FPD photomasks and one to two weeks of backlog for IC photomasks. However, the demand for some IC photomasks has expanded beyond the industry’s capacity to supply them within the traditional time period, thus the backlog in some cases can expand to as long as 2 to 3 months. As allowed under Topic 606, we have elected not to disclose our remaining performance obligations, which represent the costs associated with the completion of the manufacturing process of in-process photomasks related to contracts that have an original duration of one year or less.

Product Warranties

Our photomasks are sold under warranties that generally range from one to twenty-four months. We warrant that our photomasks conform to customer specifications and will typically repair, replace, or issue a refund for (at our option) any photomasks that fail to do so. The warranties do not represent separate performance obligations in our revenue contracts. Historically, customer claims under warranties have been immaterial.

NOTE 7 - LEASES

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

We recognize leases on our consolidated balance sheet when a lessor makes an asset underlying a lease having a term in excess of twelve months available for our use. As allowed under ASC Topic 842 – “Leases” (“Topic 842”), we have elected not to apply the recognition requirements to leases that, at their commencement dates, have lease terms of twelve months or less and do not include options to purchase their underlying assets that we are reasonably certain to exercise. The present value of lease payments over the term of the lease provides the basis for the initial measurement of ROU assets and their related lease liabilities. We measure finance lease liabilities using the rates implicit in the leases; operating lease liabilities are measured using our incremental borrowing rates, for collateralized loans, at the commencement date. Variable lease payments, other than those that are dependent on an index or on a rate, are not included in the measurement of ROU assets and their related lease liabilities. Lease terms include extension periods if the lease agreement includes an option to extend the lease that we are reasonably certain to exercise. As allowed under Topic 842, we have elected, for all classes of assets, the practical expedient to not separate lease components of a contract from nonlease components of a contract.

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

In December 2020, we entered into a five-year $35.5 million finance lease for a high-end lithography tool. Monthly payments on the lease, which commenced in January 2021, increased from $0.04 million during the first three months to $0.6 million for the following nine months, to be followed by forty-eight monthly payments of $0.5 million. As of the due date of the forty-eighth monthly payment, we may exercise an early buyout option to purchase the tool for $14.1 million. If we do not exercise the early buyout option, then at the end of the five-year lease term, at our option, we may return the tool, elect to extend the lease term for a period and a lease payment to be agreed with lessor at the time, or purchase the tool for its then-fair market value as determined by the lessor. Since we are reasonably certain that we will exercise the early buyout option, our lease liability reflects such exercise and we have classified the lease as a finance lease. The interest rate implicit in the lease is 1.58%. The lease agreement incorporates the covenants included in our Corporate Credit Agreement, which are detailed in Note 5, and includes a cross-default provision for any agreement or instrument with an outstanding, committed balance greater than $5.0 million in which we are the indebted party.

The following table provides information on operating and finance leases included in our consolidated balance sheets.

Classification	January 30, 2022	October 31, 2021

ROU Assets – Operating Leases
Other assets	$4,977	$5,581

ROU Assets – Finance Leases
Property, plant and equipment, net	$40,116	$40,827

Lease Liabilities – Operating Leases
Accrued liabilities	$2,233	$2,273
Other liabilities	2,690	3,246
	$4,923	$5,519

Lease Liabilities – Finance Leases
Current portion of long-term debt	$6,876	$7,289
Long-term debt	29,465	31,083
	$36,341	$38,372

The following table presents future lease payments under noncancelable operating and finance leases as of January 30, 2022. Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.

	Operating Leases	Finance Lease
Remainder of fiscal year 2022	$1,741	$7,117
2023	1,367	6,938
2024	817	20,592
2025	643	2,924
2026	394	-
Thereafter	154	-
Total lease payments	5,116	37,571
Imputed interest	(193)	(1,230)
Lease liabilities	$4,923	$36,341

The following table presents lease costs for the three month periods ended January 30, 2022, and January 31, 2021.

	Three Months Ended
	January 30, 2022	January 31, 2021
Operating lease costs	$589	$664
Short-term lease costs	$120	$46
Variable lease costs	$123	$144
Interest on lease liabilities	$97	$35
Amortization of ROU assets	$711	$-

The following table presents statistical information related to our operating and finance leases. The information presented is as of the balance sheet dates.

	January 30, 2022		October 31, 2021
Classification	Weighted-average remaining lease term (in years)	Weighted-average discount rate	Weighted-average remaining lease term (in years)	Weighted-average discount rate

Operating leases	3.4	2.4%	3.5	2.4%
Finance leases	3.8	1.5%	3.3	1.5%

The following table presents the effects on our condensed consolidated statements of cash flows, and provides leases-related non-cash information for the periods presented.

	Three Months Ended
	January 30, 2022	January 31, 2021
Operating cash flows used for operating leases	$561	$603
Operating cash flows used for finance leases	$143	$35
Financing cash flows used for finance leases	$2,031	$-
ROU assets obtained in exchange for operating lease obligations	$31	$267
ROU assets obtained in exchange for finance lease obligations	$-	$35,560

NOTE 8 - SHARE-BASED COMPENSATION

In March 2016, shareholders approved our current equity incentive compensation plan (the “Plan”), under which incentive stock options, non-qualified stock options, stock grants, stock-based awards, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and other stock or cash awards may be granted. Shares to be issued under the Plan may be authorized and unissued shares, issued shares that have been reacquired by us (in the open market or in private transactions), or a combination thereof. The maximum number of shares of common stock approved that may be issued under the Plan is four million shares. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of Photronics or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. The table below presents information on our share-based compensation expenses for the three-month periods ended January 30, 2022, and January 31, 2021.

	Three Months Ended
	January 30, 2022	January 31, 2021

Expense reported in:
Cost of goods sold	$143	$112
Selling, general and administrative	1,180	1,097
Research and development	134	92

Total expense incurred	$1,457	$1,301

Expense by award type:
Restricted stock awards	$1,367	$1,171
Stock options	38	84
ESPP	52	46

Total expense incurred	$1,457	$1,301

Income tax benefits of share-based compensation (in millions)	$0.1	$-
Share-based compensation cost capitalized	$-	$-

Restricted Stock

We periodically grant restricted stock awards, the restrictions on which typically lapse over a service period of one to four years. The fair value of the awards is determined on the date of grant, based on the closing price of our common stock. The table below presents information on our restricted stock awards for the three-months ended January 30, 2022, and January 31, 2021.

	Three Months Ended
	January 30, 2022	January 31, 2021
Number of shares granted in period	535,400	541,200
Weighted-average grant-date fair value of awards (in dollars per share)	$19.28	$11.13
Compensation cost not yet recognized	$15,106	$10,564
Weighted-average amortization period for cost not yet recognized (in years)	3.0	3.0
Shares outstanding at balance sheet date	1,128,179	1,059,001

Stock Options

Option awards generally vest in one to four years, and have a ten-year contractual term. All incentive and non-qualified stock option grants must have an exercise price no less than the market value of the underlying common stock on the date of grant. The grant-date fair values of options are based on closing prices of our common stock on the dates of grant and are calculated using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of our common stock. We use historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that options are expected to remain outstanding. The risk-free rate of return for the estimated term of an option is based on the U.S. Treasury yield curve in effect at the date of grant. The table below presents information on our stock options for the three-months ended January 30, 2022, and January 31, 2021.

	Three Months Ended
	January 30, 2022	January 31, 2021
Number of options granted in period	-	-
Cash received from option exercised	$3,714	$658
Compensation cost not yet recognized	$71	$282
Weighted-average amortization period for cost not yet recognized (in years)	1.0	1.6

Information on outstanding and exercisable option awards as of January 30, 2022, is presented below.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 30, 2022	769,513	$9.81	4.0	$5,797
Exercisable at January 30, 2022	745,287	$9.81	3.9	$5,613

NOTE 9 - INCOME TAXES

We calculate our provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period.

The effective tax rate of 26.1% differs from the U.S. statutory rate of 21.0% in the three-month period ended January 30, 2022, primarily due to the non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances, non-U.S. pre-tax income being taxed at higher statutory rates in the non-U.S. jurisdictions, and the establishment of uncertain tax positions in non-U.S. jurisdiction.

The effective tax rate of 23.6% in the three-month period ended January 31, 2021, differs from the U.S. statutory rate of 21.0% primarily due to the non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances and non-U.S. pre-tax income being taxed at higher statutory rates in the non-U.S. jurisdictions that were partially offset by the benefits of investment credits in a foreign jurisdiction.

Although the timing of the expirations of statutes of limitations may be uncertain, as they can be dependent upon the settlement of tax audits, we believe that the amount of uncertain tax positions (including interest and penalties, and net of tax benefits) that may be resolved over the next twelve months is immaterial. Resolution of these uncertain tax positions may result from either or both the lapses of statutes of limitations and tax settlements. We are no longer subject to tax authority examinations in the U.S. and major foreign or state jurisdictions for years prior to fiscal year 2016. The table below presents information on our unrecognized tax benefits as of the balance sheet dates.

	January 30, 2022	October 31, 2021

Unrecognized tax benefits related to uncertain tax positions	$3,854	$3,758
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$3,854	$3,758
Accrued interest and penalties related to uncertain tax positions	$271	$223

NOTE 10 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented below.

	Three Months Ended
	January 30, 2022	January 31, 2021

Net income attributable to Photronics, Inc. shareholders	$23,064	$8,036
Effect of dilutive securities	-	-

Earnings used for diluted earnings per share	$23,064	$8,036

Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	60,158	62,475
Effect of dilutive securities:
Share-based payment awards	778	530

Potentially dilutive common shares	778	530

Weighted-average common shares used for diluted earnings per share	60,936	63,005

Basic earnings per share	$0.38	$0.13
Diluted earnings per share	$0.38	$0.13

The table below illustrates the outstanding weighted-average share-based payment awards that were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be antidilutive.

	Three Months Ended
	January 30, 2022	January 31, 2021
Share-based payment awards	165	826

Total potentially dilutive shares excluded	165	826

NOTE 11 - COMMITMENTS AND CONTINGENCIES

As of January 30, 2022, the Company had commitments outstanding for capital expenditures of approximately $108.2 million, primarily for purchases of high-end equipment.

We are subject to various other claims that arise in the ordinary course of business. We believe that our potential liability under such claims, individually or in the aggregate, will not have a material effect on our consolidated financial statements.

NOTE 12 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following tables set forth the changes in our accumulated other comprehensive income by component (net of tax of $0) for the three-month periods ended January 30, 2022 and January 31, 2021.

	Three Months Ended January 30, 2022
	Foreign Currency Translation Adjustments	Other	Total

Balance at October 31, 2021	$21,476	$(905)	$20,571
Other comprehensive (loss) income, net of tax of $0	(9,831)	37	(9,794)
Less: other comprehensive income attributable to noncontrolling interests	194	18	212

Balance at January 30, 2022	$11,451	$(886)	$10,565

	Three Months Ended January 31, 2021
	Foreign Currency Translation Adjustments	Other	Total

Balance at October 31, 2020	$18,828	$(870)	$17,958
Other comprehensive (loss) income, net of tax of $0	18,289	(1)	18,288
Less: other comprehensive income attributable to noncontrolling interests	4,217	-	4,217

Balance at January 31, 2021	$32,900	$(871)	$32,029

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

The fair values of our cash and cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying values due to their short-term maturities. The fair values of our variable rate debt instruments are a Level 2 measurement and approximate their carrying values due to the variable nature of the underlying interest rates. We did not have any assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at January 30, 2022, or October 31, 2021.

NOTE 14 - SHARE REPURCHASE PROGRAMS

In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. We commenced repurchasing shares under this authorization on September 16, 2020. All of the shares repurchased under this authorization prior to January 30, 2022, were retired prior to that date. As of January 30, 2022, $31.7 million was available under this authorization for the purchase of additional shares. The table below presents information on this repurchase program.

	Three Months Ended January 30, 2022	Three Months Ended January 31, 2021
Number of shares repurchased (in thousands)	188	1,222
Cost of shares repurchased	$2,522	$13,209
Average price paid per share	$13.43	$10.81

NOTE 15 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Updates Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. The FASB’s amendments primarily impact ASC 740, Income Taxes, and may impact both interim and annual reporting periods. We adopted ASU 2019-12 on November 1, 2021; the effect of the adoption was immaterial.

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

Overview

Management’s discussion and analysis (“MD&A”) of the Company’s financial condition and results of operations should be read in conjunction with its condensed consolidated financial statements and related notes. Various segments of this MD&A contain forward-looking statements, all of which are presented based on current expectations, which may be adversely affected by uncertainties and risk factors (presented throughout this filing and in the Company’s Form 10-K for fiscal 2021), that may cause actual results to materially differ from these expectations.

We sell substantially all of our photomasks to semiconductor designers and manufacturers, and manufacturers of FPDs. Photomask technology is also being applied to the fabrication of other higher-performance electronic products such as photonics, microelectronic mechanical systems and certain nanotechnology applications. Our selling cycle is tightly interwoven with the development and release of new semiconductor and display designs and applications, particularly as they relate to the semiconductor industry’s migration to more advanced product innovation, design methodologies, and fabrication processes. The demand for photomasks primarily depends on design activity rather than sales volumes from products manufactured using photomask technologies. Consequently, an increase in semiconductor or display sales does not necessarily result in a corresponding increase in photomask sales. However, the reduced use of customized ICs, reductions in design complexity, other changes in the technology or methods of manufacturing or designing semiconductors, or a slowdown in the introduction of new semiconductor or display designs could reduce demand for photomasks ‒ even if the demand for semiconductors and displays increases. Advances in semiconductor, display, and photomask design and production methods that shift the burden of achieving device performance away from lithography could also reduce the demand for photomasks. Historically, the microelectronics industry has been volatile, experiencing periodic downturns and slowdowns in design activity. These negative trends have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices, with a concomitant effect on revenue and profitability.

We are typically required to fulfill customer orders within a short period of time. This results in a minimal level of backlog, typically two to three weeks of backlog for FPD photomasks and one to two weeks of backlog for IC photomasks. However, the demand for some IC photomasks has expanded beyond the industry’s capacity to supply them within the traditional time period, thus the backlog in some cases can expand to as long as 2-3 months.

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

Impact of the COVID-19 Pandemic

All of our facilities have continued to operate throughout the COVID-19 pandemic. The pandemic, particularly at its height, impacted our business in a number of ways including customer shut downs, which led to delays in new photomask design releases, and travel restrictions, which delayed tool installations and servicing. To date we have not experienced significant raw material shortages, however, supply chain disruptions could potentially delay or prevent us from fulfilling customer orders. While our business has continued to grow over the course of the pandemic, we cannot predict its future impact on our business with a high level of certainty.

Results of Operations
Three-Months ended January 30, 2022

The following table presents selected operating information expressed as a percentage of revenue. The columns may not foot due to rounding.

	Three Months Ended
	January 30, 2022	October 31, 2021	January 31, 2021

Revenue	100.0%	100.0%	100.0%
Cost of goods sold	68.5	71.3	79.9

Gross margin	31.5	28.7	20.1
Selling, general and administrative expenses	8.3	7.9	9.2
Research and development expenses	3.1	2.3	3.1

Operating income	20.1	18.5	7.7
Other income, net	2.5	2.1	0.4

Income before income tax provision	22.6	20.6	8.2
Income tax provision	5.9	4.8	1.9

Net income	16.7	15.8	6.3
Net income attributable to noncontrolling interests	4.6	4.9	1.0

Net income attributable to Photronics, Inc. shareholders	12.2%	10.9%	5.3%

Note: All the following tabular comparisons, unless otherwise indicated, are for the three-months ended January 30, 2022 (Q1 FY22), October 31, 2021 (Q4 FY21), and January 31, 2021 (Q1 FY21). The columns may not foot due to rounding.

Revenue

Our quarterly revenues can be affected by the seasonal purchasing practices of our customers. As a result, demand for our products is typically reduced during the first quarter of our fiscal year by the North American, European, and Asian holiday periods, as some of our customers reduce their development and, consequently, their buying activities during those periods.

The following tables present changes in disaggregated revenue in Q1 FY22 from revenue in prior reporting periods.

Quarterly Changes in Revenue by Product Type

	Q1 FY22 from Q4 FY21			Q1 FY22 from Q1 FY21
	Revenue in Q1 FY22	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change

IC
High-end *	$46.5	$4.0	9.3%	$9.8	26.5%
Mainstream	83.2	0.4	0.4%	15.1	22.1%

Total IC	$129.8	$4.3	3.4%	$24.8	23.6%

FPD
High-end *	$46.3	$5.3	12.9%	$11.6	33.6%
Mainstream	13.8	(1.1)	(7.2)%	1.3	10.6%

Total FPD	$60.1	$4.2	7.6%	$13.0	27.5%

Total Revenue	$189.8	$8.5	4.7%	$37.8	24.8%

* High-end photomasks typically have higher average selling prices (ASPs) than mainstream products.

Quarterly Changes in Revenue by Geographic Origin**

	Q1 FY22 from Q4 FY21			Q1 FY22 from Q1 FY21
	Revenue in Q1 FY22	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change
Taiwan	$67.8	$(1.3)	(1.9)%	$11.3	19.9%
China	46.0	7.6	19.9%	25.0	118.9%
Korea	39.5	1.7	4.6%	0.7	1.9%
United States	27.2	0.6	2.3%	0.6	2.1%
Europe	8.9	(0.1)	(0.7)%	0.3	3.9%
Other	0.4	0.0	(4.5)%	(0.1)	(17.4)%

	$189.8	$8.5	4.7%	$37.8	24.8%

** This table disaggregates revenue by the location in which it was earned.

Revenue in Q1 FY22 of $189.8 million increased 4.7% compared with Q4 FY21 and 24.8% from Q1 FY21.

IC revenue increased 3.4% and 23.6%, compared with Q4 FY21 and Q1 FY21, respectively. These increases were driven by strong demand for high-end logic photomasks in Asia and improved demand for mainstream photomasks used for computer chips needed for the production of internet-of-things products, 5G wireless technology applications, cryptocurrency mining, and consumer products. The strengthened demand for mainstream photomasks also allowed for better pricing.

FPD revenue increased 7.6% in Q1 FY22, compared with Q4 FY21, and 27.5% compared with Q1 FY21. Improved demand for photomasks used in high-end mobile AMOLED and G10.5+ applications gave rise to these increases. Revenues from mainstream FPD products were up 10.6% from the prior year quarter but declined 7.2% consecutively due to capacity being dedicated to high-end production.

Gross Margin

	Three Months Ended
	Q1 FY22	Q4 FY21	Percent Change	Q1 FY21	Percent Change

Gross profit	$59.9	$51.9	15.3%	$30.5	96.1%
Gross margin	31.5%	28.7%		20.1%

Gross margin increased by 2.8 percentage points in Q1 FY22, from Q4 FY21, primarily as a result of the increase in revenue from the prior quarter. Material costs increased 2.4% from the prior quarter, but decreased, as a percentage of revenue, by 60 basis points. Labor costs increased 6.8% (20 basis points, as a percentage of revenue), primarily driven by higher labor costs in Asia. Equipment and other overhead costs decreased 3.3%, or 250 basis points as a percentage of revenue, primarily driven by increased tool utilization for customer qualifications, which also drove the increase in our research and development costs in the current quarter.

Gross margin increased by 11.4 percentage points in Q1 FY22, from Q1 FY21, primarily as a result of the increase in revenue from the prior year quarter. Material costs increased 10.4% from the prior year quarter, but decreased 360 basis points, as a percentage of revenue. Labor costs increased 9.3% from the prior year quarter, but fell 160 basis points as a percent of revenue; the increase was primarily the result of increased labor costs in Asia. Equipment and other overhead costs rose 3.1%, but fell 630 basis points, as a percentage of revenue. Increased outsourced manufacturing costs, which were partially offset by decreased depreciation expense, were the most significant contributors to the net increase in equipment and other overhead costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15.7 million in Q1 FY22, compared with $14.3 million in Q4 FY21, and $14.1 million in Q1 FY21. The increase from Q4 FY21 was primarily the result of increased professional fees of $0.7 million and compensation and related expenses of $0.4 million, and the increase from the prior-year quarter was primarily the result of increased compensation and related expenses of $1.5 million.

Research and Development Expenses

Research and development expenses, which primarily consist of development and qualification efforts related to high-end process technologies for high-end IC and FPD applications, were $5.9 million in Q1 FY22, compared with $4.1 million in Q4 FY21; the increase was primarily caused by increased development activities in the U.S. Research and development expenses increased by $1.2 million in Q1 FY22, compared with $4.7 million in Q1 FY21, with increased development activities in the U.S. exceeding a decrease of activities at our Asia-based facilities.

Other Income (Expense)

	Three Months Ended
	Q1 FY22	Q4 FY21	Q1 FY21

Foreign currency transactions impact, net	$5.3	$4.3	$1.4
Interest expense	(0.9)	(1.0)	(0.8)
Interest income and other income, net	0.3	0.5	0.1

Other income (expense)	$4.7	$3.8	$0.7

 Other income (expense) increased $0.9 million in Q1 QY22, compared with Q4 FY21, primarily due to favorable movements of the South Korean won against the U.S. dollar offsetting unfavorable movements of the RMB against the U.S. dollar. Other income (expense) increased $4.0 million in Q1 FY22, compared with Q1 FY21, primarily due to favorable movements of the South Korean won and the New Taiwan dollar against the U.S. dollar, which were partially offset by unfavorable movements of the RMB against the U.S. dollar.

Income Tax Provision

	Three Months Ended
	Q1 FY22	Q4 FY21	Q1 FY21

Income tax provision	$11.2	$8.7	$2.9
Effective income tax rate	26.1%	23.3%	23.6%

The effective income tax rate is sensitive to the jurisdictional mix of earnings, due, in part, to the non-recognition of tax benefits on losses in jurisdictions with valuation allowances where the tax benefit of the losses is not available.

The effective income tax rate increase in Q1 FY22, compared with Q4 FY21, is primarily due to a decrease in credits in a non-US jurisdiction and an increase of uncertain tax positions in non-U.S. jurisdictions in Q1 FY22.

The effective income tax rate increase in Q1 FY22, compared with Q1 FY21, is primarily due to a decrease in credits in a non-US jurisdiction and an increase of uncertain tax positions in non-U.S. jurisdictions in Q1 FY22.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $8.7 million in Q1 FY22, compared with $8.8 million in Q4 FY21, and $1.5 million in Q1 FY21. The decrease from the prior quarter was due to lower net income at our China-based IC facility, which was partially offset by increased net income at our Taiwan-based IC facility. The increase from the prior-year quarter resulted from increased net income at both of these majority-owned facilities in the current-year quarter.

Liquidity and Capital Resources

Cash and cash equivalents totaled $314.2 million and $276.7 million as of January 30, 2022, and October 31, 2021, respectively. As of the most recent balance sheet date, total cash and cash equivalents included $255.1 million held by foreign subsidiaries. Net Cash, a non-GAAP financial measure as defined and discussed in the “Non-GAAP financial measures” section below, was $217.3 million and $165.0 million as of January 30, 2022 and October 31, 2021. Our primary sources of liquidity are our cash on hand, cash we generate from operations, and borrowing capacity we have available from financial institutions. Our corporate credit agreement has a $50 million borrowing limit, with an expansion capacity to $100 million. Although we have not accessed funds under our corporate credit facilities since 2011, it continues to afford us financial flexibility. In addition, in China, we currently have approximately $30.6 million of borrowing capacity to support local operations. See Note 5 to the condensed consolidated financial statements for additional information.

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

We estimate capital expenditures for the remainder of FY22 will be approximately $81 million; these investments will be targeted towards high-end and mainstream point tools that will increase our operating capacity and efficiency, and enable us to support our customers’ near-term demands. As of January 30, 2022, we had outstanding capital commitments of approximately $108 million and recognized liabilities related to capital equipment purchases of approximately $10 million. Although payment timing could vary, primarily as a result of the timing of tool installation and testing, we currently estimate that we will fund $100 million of our total $118 million committed and recognized obligations for capital expenditures over the next twelve months. Please refer to Notes 5 and 7, respectively, to the condensed consolidated financial statements for information on our outstanding debt and lease commitments.

In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. This authorization does not obligate the Company to repurchase any dollar amount or number of shares of common stock. As of January 30, 2022, our current share repurchase program had approximately $31.7 million remaining under its authorization. Depending on market conditions, we may utilize some or the entire remaining approved amount to reacquire additional shares.

As discussed in Note 4 to the condensed consolidated financial statements, DNP, the noncontrolling interest in our China-based joint venture has, under certain circumstances, the right to put its interest in the joint venture to Photronics, or to purchase our interest in the joint venture. Under all such circumstances, the sale of DNP’s interest would be at its ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance. As of the date of issuance of this report, DNP had not indicated its intention to exercise this right. As of January 30, 2022, Photronics and DNP each had net investments in this joint venture of approximately $81.3 million.

Cash Flows

	Three Months Ended
	January 30, 2022	January 31, 2021

Net cash provided by operating activities	$59.1	$26.3
Net cash used in investing activities	$(19.2)	$(17.2)
Net cash used in financing activities	$(0.3)	$(14.4)

Operating Activities: Net cash provided by operating activities reflects net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, and the effects of changes in operating assets and liabilities. Net cash provided by operating activities increased by $32.8 million in Q1 FY22, compared with Q1 FY21, due to increased net income and net changes in working capital, predominantly in Asia.

Free Cash Flow and LTM Free Cash Flow both of which are non-GAAP financial measures as discussed in the “Non-GAAP financial measures” section below, increased by $30.8 and $11.1 million, respectively, compared with Q1 FY21, primarily due to the increase in Net cash provided by operating activities discussed above.

Investing Activities: Net cash flows used in investing activities primarily consisted of purchases of property, plant and equipment, which increased $1.6 million in Q1 FY22, as compared with Q1 FY21. The remainder of the $2.0 million increase was primarily due to our receiving $0.4 million of investment related government incentives in China in Q1 FY21; we did not receive any investment related government incentives in Q1 FY22.

Financing Activities: Net cash flows used in financing activities primarily consist of share repurchases, proceeds from and repayments of debt, and contributions from and distributions to noncontrolling interests. Net cash used in financing activities decreased by $14.0 million in Q1 FY22, compared with Q1 FY21, primarily due to a contribution from noncontrolling interests in our majority owned subsidiaries in Taiwan and China of $15.0 million, decreased share repurchases of $10.7 million, and increased debt repayments of $7.4 million. In addition, we received debt proceeds of $6.2 million in Q1 FY21, and did not incur debt in Q1 FY22.

Non-GAAP Financial Measures

We consider Free Cash Flow, LTM Free Cash Flow, and Net Cash, which are “non-GAAP financial measures” (as such term is defined by the SEC), to be useful metrics in measuring our cash-generating performance. (Note that we may define these terms differently than other companies that use similarly named non-GAAP financial measures.) These non-GAAP metrics are not intended to represent funds available for our discretionary use or to be used as a substitute for Cash and cash equivalents or Net cash provided by operating activities, as measured under GAAP. The following tables reconcile Free Cash Flow to Net cash provided by operating activities and present the calculations of LTM Free Cash Flow for Q1 FY22 and Q1 FY21. The columns may not foot due to rounding.

	Three Months Ended
	January 30, 2022	January 31, 2021
Free Cash Flow
Net cash provided by operating activities	$59.1	$26.3
Purchases of property, plant and equipment	(19.2)	(17.5)
Government incentives	-	0.4
Free Cash Flow	$40.0	$9.2

	Q1 FY22	Q1 FY21
LTM Free Cash Flow
First three months of the respective fiscal year	$40.0	$9.2
October fiscal year end	47.4	77.4
First three months of the prior year	(9.2)	(19.4)
LTM	$78.3	$67.2

The following table reconciles Cash and cash equivalents to Net Cash at the balance sheet dates. The increase in Net Cash was primarily driven by an increase in Net cash provided by operating activities, as discussed above. The columns may not foot due to rounding.

	As of
	January 30, 2022	October 31, 2021
Net Cash
Cash and cash equivalents	$314.2	$276.7
Current portion of Long-term debt	(18.3)	(22.2)
Long-term debt	(78.5)	(89.4)
Net Cash	$217.3	$165.0

Business Outlook

Our current business outlook and guidance was provided in the Photronics Q1-FY22 Earnings Release, Earnings Presentation, and Investor conference call, but is not incorporated herein. These can be accessed in the investor section of our website - www.photronics.com.

Our future results of operations and the other forward-looking statements contained in this filing and in the Photronics Q1-FY22 Earnings Presentation and the related earnings call and slide deck involve a number of risks and uncertainties, some of which are discussed in Part I, Item 1A of our 2021 Form 10-K. A number of other unforeseeable factors could cause actual results to differ materially from our expectations.

Critical Accounting Estimates

Please refer to Part II, Item 7 of our 2021 Form 10-K for discussion of our critical accounting estimates. There have been no changes to our critical accounting estimates since the filing of our Annual Report on Form 10-K for the year ended October 31, 2021.

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

Our primary net foreign currency exposures as of January 30, 2022, included the South Korean won, the Japanese yen, the New Taiwan dollar, the RMB, the Singapore dollar, the British pound sterling, and the euro. As of that date, a 10% adverse movement in the value of currencies different from the functional currencies of our subsidiaries would have resulted in a net unrealized pre-tax loss of $34.0 million, which represents a decrease of $1.1 million from our exposure at October 31, 2021. Our most significant exposures at January 30, 2022, related to the South Korean won, the RMB, and the New Taiwan Dollar to the U.S. dollar, which were, respectively, $12.0 million, $10.3 million, and $5.8 million at that date. We do not believe that a 10% change in the exchange rates of non-US dollar currencies, other than the aforementioned currencies and the Japanese yen, would have had a material effect on our January 30, 2022, condensed consolidated financial statements.

Interest Rate Risk

A 10% adverse movement in the interest rates on our variable rate borrowings would not have had a material effect on our January 30, 2022, condensed consolidated financial statements.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and currently maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Please refer to Note 11 within Item 1 of this report for information on legal proceedings involving the Company.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. The share repurchase program commenced on September 14, 2020, and all shares repurchased under this program prior to January 30, 2022, were retired prior to that date. The following table presents information on our common stock repurchase activity for the first fiscal quarter of 2022.

	Total Number of Shares Purchased (in millions)	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program (in millions)	Dollar Value of Shares That May Yet Be Purchased (in millions)

Period
November 1, 2021 – November 28, 2021	0.1	$13.45	0.1	$32.9
November 29, 2021 – December 26, 2021	0.1	$13.41	0.1	$31.7
Total	0.2		0.2

Certain of our debt agreements and lease arrangements include limitations on the amounts of dividends we may pay. Please refer to Notes 5 and 7 of the condensed consolidated financial statements for information on these limitations.

Item 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

10.41
Amendment No. 2 to the Investment Agreement between Xiamen Torch Hi-Tech Industrial Development Zone, People’s Government of Xiang’an Xiamen, Photronics Singapore Pte. Ltd., DNP Asia Pacific Pte and Xiamen American Japan Photronics Mask Co., Ltd.
X

10.42
Amendment No. 3 to the Investment Agreement between Xiamen Torch Hi-Tech Industrial Development Zone, People’s Government of Xiang’an Xiamen, Photronics Singapore Pte. Ltd., DNP Asia Pacific Pte and Xiamen American Japan Photronics Mask Co., Ltd.
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

Photronics, Inc.
(Registrant)

By:	/s/ JOHN P. JORDAN	By:	/s/ ERIC RIVERA
	JOHN P. JORDAN		ERIC RIVERA
	Executive Vice President,		Vice President,
	Chief Financial Officer		Corporate Controller
	(Principal Financial Officer)		(Principal Accounting Officer)

Date:	March 9, 2022	Date:	March 9, 2022