Form 10-Q
period 2022-05-01
PHOTRONICS INC
filed 2022-06-15
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2022
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
Yes ☐  No ☒

The registrant had 61,601,263 shares of common stock outstanding as of June 2, 2022.

PHOTRONICS, INC.
QUARTERLY REPORT ON FORM 10-Q
May 1, 2022

Glossary of Terms and Acronyms

Definitions of certain terms and acronyms that may appear in this report are provided below.

AMOLED	Active-matrix organic light-emitting diode. A technology used in mobile devices.
ASC	Accounting Standards Codification
ASP	Average Selling Price
ASU	Accounting Standards Update
Chip stacking	Placement of a computer chip on top of another computer chip, resulting in the reduction of the distance between the chips in a circuit board
COVID-19	Coronavirus 2019, an infectious disease that was declared a pandemic by the World Health Organization in March 2020
DNP	Dai Nippon Printing Co., Ltd.
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

PDMCX	Xiamen American Japan Photronics Mask Co., Ltd., a joint venture of Photronics and DNP
Phase-shift photomasks	Photomasks that take advantage of the interference generated by phase differences to improve image resolution in photolithography
RMB	Chinese renminbi
ROU (assets)	Right-of-use asset
SEC	Securities and Exchange Commission
Securities Act	The Securities Act of 1933 (as amended)
Sputtering	The bombardment of a material with energetic particles, to cause microscopic particles of the material to eject from its surface.
U.S. GAAP	Accounting principles generally accepted in the United States of America
Wafer	A wafer, or silicon wafer, is a thin slice of semiconductor material that, in the fabrication of microelectronics, serves as the substrate for microelectronic devices built in and upon the wafer

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

PHOTRONICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	May 1, 2022	October 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$329,282	$276,670
Accounts receivable, net of allowance of $1,107 in 2022 and $1,218 in 2021	190,259	174,447
Inventories	57,940	55,249
Other current assets	52,864	44,250

Total current assets	630,345	550,616

Property, plant and equipment, net	659,881	696,553
Deferred income taxes	23,731	24,353
Other assets	17,930	22,680
Total assets	$1,331,887	$1,294,202

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$12,410	$22,248
Accounts payable	78,341	81,534
Accrued liabilities	95,720	72,366

Total current liabilities	186,471	176,148

Long-term debt	70,138	89,446
Other liabilities	25,048	28,046

Total liabilities	281,657	293,640
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 60,637 shares issued and outstanding at May 1, 2022, and 60,024 shares issued and outstanding at October 31, 2021	606	600
Additional paid-in capital	489,368	484,672
Retained earnings	367,344	317,849
Accumulated other comprehensive (loss) income	(22,919)	20,571

Total Photronics, Inc. shareholders’ equity	834,399	823,692
Noncontrolling interests	215,831	176,870

Total equity	1,050,230	1,000,562

Total liabilities and equity	$1,331,887	$1,294,202

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

Revenue	$204,509	$159,763	$394,336	$311,830

Cost of goods sold	134,289	120,514	264,253	242,052

Gross profit	70,220	39,249	130,083	69,778

Operating expenses:

Selling, general and administrative	16,613	14,067	32,340	28,120

Research and development	4,206	4,375	10,145	9,085

Total operating expenses	20,819	18,442	42,485	37,205

Operating income	49,401	20,807	87,598	32,573

Non-operating income (expense):
Foreign currency transactions impact, net	7,844	(2,055)	13,112	(674)
Interest expense, net of subsidies	15	1,246	(880)	423
Interest income and other income and expense, net	162	37	496	159

Income before income tax provision	57,422	20,035	100,326	32,481

Income tax provision	14,393	3,714	25,571	6,651

Net income	43,029	16,321	74,755	25,830

Net income attributable to noncontrolling interests	15,597	5,795	24,259	7,268

Net income attributable to Photronics, Inc. shareholders	$27,432	$10,526	$50,496	$18,562

Earnings per share:

Basic	$0.45	$0.17	$0.84	$0.30

Diluted	$0.45	$0.17	$0.83	$0.30

Weighted-average number of common shares outstanding:

Basic	60,606	62,054	60,382	62,265

Diluted	61,145	62,568	61,041	62,786

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

Net income	$43,029	$16,321	$74,755	$25,830

Other comprehensive (loss) income, net of tax of $0:

Foreign currency translation adjustments	(44,118)	3,778	(53,949)	22,066

Other	129	21	166	21

Net other comprehensive (loss) income	(43,989)	3,799	(53,783)	22,087

Comprehensive (loss) income	(960)	20,120	20,972	47,917

Less: comprehensive income attributable to noncontrolling interests	5,092	6,431	13,966	12,121

Comprehensive (loss) income attributable to Photronics, Inc. shareholders	$(6,052)	$13,689	$7,006	$35,796

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Three Months Ended May 1, 2022
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity

	Common Stock
	Shares	Amount

Balance at January 30, 2022	60,564	$606	$487,342	$339,912	$-	$10,565	$200,741	$1,039,166

Net income	-	-	-	27,432	-	-	15,597	43,029
Other comprehensive loss	-	-	-	-	-	(33,484)	(10,505)	(43,989)
Shares issued under equity plans	73	-	442	-	-	-	-	442
Share-based compensation expense	-	-	1,584	-	-	-	-	1,584
Contribution from noncontrolling interest	-	-	-	-	-	-	9,998	9,998

Balance at May 1, 2022	60,637	$606	$489,368	$367,344	$-	$(22,919)	$215,831	$1,050,230

	Three Months Ended May 2, 2021
	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Income	Interests	Equity

Balance at January 31, 2021	63,506	$635	$508,974	$287,073	$(13,209)	$32,029	$162,994	$978,496

Net income	-	-	-	10,526	-	-	5,795	16,321
Other comprehensive income	-	-	-	-	-	3,163	636	3,799
Shares issued under equity plans	100	1	819	-	-	-	-	820
Share-based compensation expense	-	-	1,422	-	-	-	-	1,422
Purchase of treasury stock	-	-	-	-	(10,041)	-	-	(10,041)

Balance at May 2, 2021	63,606	$636	$511,215	$297,599	$(23,250)	$35,192	$169,425	$990,817

See accompanying notes to condensed consolidated financial statements.

	Six Months Ended May 1, 2022
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity

	Common Stock
	Shares	Amount

Balance at October 31, 2021	60,024	$600	$484,672	$317,849	$-	$20,571	$176,870	$1,000,562

Net income	-	-	-	50,496	-	-	24,259	74,755
Other comprehensive loss	-	-	-	-	-	(43,490)	(10,293)	(53,783)
Shares issued under equity plans	801	7	3,175	-	-	-	-	3,182
Share-based compensation expense	-	-	3,041	-	-	-	-	3,041
Contribution from noncontrolling interest	-	-	-	-	-	-	24,995	24,995
Purchase of treasury stock	-	-	-	-	(2,522)	-	-	(2,522)
Retirement of treasury stock	(188)	(1)	(1,520)	(1,001)	2,522	-	-	-

Balance at May 1, 2022	60,637	$606	$489,368	$367,344	$-	$(22,919)	$215,831	$1,050,230

	Six Months Ended May 2, 2021
	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Income	Interests	Equity

Balance at October 31, 2020	63,138	$631	$507,336	$279,037	$-	$17,958	$157,304	$962,266

Net income	-	-	-	18,562	-	-	7,268	25,830
Other comprehensive income	-	-	-	-	-	17,234	4,853	22,087
Shares issued under equity plans	468	5	1,156	-	-	-	-	1,161
Share-based compensation expense	-	-	2,723	-	-	-	-	2,723
Purchase of treasury stock	-	-	-	-	(23,250)	-	-	(23,250)

Balance at May 2, 2021	63,606	$636	$511,215	$297,599	$(23,250)	$35,192	$169,425	$990,817

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	May 1, 2022	May 2, 2021

Cash flows from operating activities:
Net income	$74,755	$25,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,405	47,121
Share-based compensation	3,041	2,723
Changes in assets and liabilities:
Accounts receivable	(25,122)	(5,655)
Inventories	(5,081)	2,266
Other current assets	(10,858)	(8,591)
Accounts payable, accrued liabilities, and other	25,149	(5,475)

Net cash provided by operating activities	103,289	58,219

Cash flows from investing activities:
Purchases of property, plant and equipment	(34,809)	(73,516)
Government incentives	1,394	5,775
Other	(199)	(157)

Net cash used in investing activities	(33,614)	(67,898)

Cash flows from financing activities:
Repayments of debt	(27,571)	(8,636)
Purchases of treasury stock	(2,522)	(23,250)
Contribution from noncontrolling interest	24,995	-
Proceeds from share-based arrangements	4,384	1,180
Proceeds from long-term debt	-	12,439
Net settlements of restricted stock awards	(1,452)	(371)

Net cash used in financing activities	(2,166)	(18,638)

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(14,917)	5,686

Net increase (decrease) in cash, cash equivalents, and restricted cash	52,592	(22,631)
Cash, cash equivalents, and restricted cash at beginning of period	279,680	281,602

Cash, cash equivalents, and restricted cash at end of period	332,272	258,971

Less: Ending restricted cash	2,990	3,006
Cash and cash equivalents at end of period	$329,282	$255,965

Supplemental disclosures of non-cash information:

Accruals for property, plant and equipment purchased during the period	$5,737	$20,533

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share amounts and per share data)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

Photronics, Inc. (“Photronics”, “the Company”, “we”, “our”, or “us”) is one of the world’s leading manufacturers of photomasks, which are high-precision photographic quartz or glass plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of semiconductors and flat-panel displays (“FPDs” or “displays”), and are used as masters to transfer circuit patterns onto semiconductor wafers and FPD substrates during the fabrication of integrated circuits (“ICs” or “semiconductors”), a variety of FPDs and, to a lesser extent, other types of electrical and optical components. We operate eleven manufacturing facilities, which are located in Taiwan (3), Korea, China (2), the United States (3), and Europe (2).

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

Our business is typically impacted during the first quarter of our fiscal year by the North American, European, and Asian holiday periods, as some customers reduce their development and buying activities during this period. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2022.

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or net realizable value. Presented below are the components of inventory at the balance sheet dates.

	May 1, 2022	October 31, 2021

Raw materials	$54,501	$54,019
Work in process	3,398	1,121
Finished goods	41	109

	$57,940	$55,249

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	May 1, 2022	October 31, 2021

Land	$11,927	$12,442
Buildings and improvements	176,559	181,922
Machinery and equipment	1,873,926	1,961,474
Leasehold improvements	20,540	21,751
Furniture, fixtures and office equipment	15,210	15,534
Construction in progress	49,714	35,009

	2,147,876	2,228,132
Accumulated depreciation and amortization	(1,487,995)	(1,531,579)

	$659,881	$696,553

ROU assets resulting from finance leases are included in the table above as follows:

	May 1, 2022	October 31, 2021

Machinery and equipment	$42,760	$42,760
Accumulated amortization	(3,355)	(1,933)

	$39,405	$40,827

The following table presents depreciation expense (including the amortization of ROU assets) related to property, plant and equipment for the reporting periods.

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

Depreciation and amortization expense	$20,506	$22,271	$41,229	$44,857

NOTE 4 - PDMCX JOINT VENTURE

In January 2018, Photronics, Inc. through its wholly owned Singapore subsidiary (hereinafter, within this Note “we”, “Photronics”, “us”, or “our”), and DNP, through its wholly owned subsidiary “DNP Asia Pacific PTE, Ltd.” entered into a joint venture under which DNP obtained a 49.99% interest in our IC business in Xiamen, China. The joint venture, which we refer to as “PDMCX”, was established to develop and manufacture photomasks for leading-edge and advanced-generation semiconductors. We entered into this joint venture to enable us to compete more effectively for the merchant photomask business in China, and to benefit from the additional resources and investment that DNP provides to enable us to offer advanced-process technology to our customers. In 2020, in combination with local financing obtained by PDMCX, Photronics and DNP fulfilled their investment obligations under the PDMCX operating agreement (“the Agreement”). As discussed in Note 5, liens were granted to the local financing entity on property, plant and equipment with a May 1, 2022, and October 31, 2021, total carrying value of $82.9 million and $90.1 million, respectively, as collateral for the loans.

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

The following table presents net income we recorded from the operations of PDMCX during the reporting periods.

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

Net income from PDMCX	$4,895	$2,256	$6,772	$2,194

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

The following table presents the carrying amounts of PDMCX assets and liabilities included in our condensed consolidated balance sheets. General creditors of PDMCX do not have recourse to the assets of Photronics (other than the net assets of PDMCX); therefore, our maximum exposure to loss from PDMCX is our interest in the carrying amount of the net assets of the joint venture.

	May 1, 2022		October 31, 2021
Classification	Carrying Amount	Photronics Interest	Carrying Amount	Photronics Interest
Current assets	$117,292	$58,658	$59,745	$29,879
Noncurrent assets	134,914	67,469	137,799	68,913

Total assets	252,206	126,127	197,544	98,792

Current liabilities	37,439	18,723	26,559	13,282
Noncurrent liabilities	29,613	14,809	42,917	21,463

Total liabilities	67,052	33,532	69,476	34,745

Net assets	$185,154	$92,595	$128,068	$64,047

NOTE 5 - DEBT

The tables below provide information on our long-term debt.

As of May 1, 2022	Xiamen Project Loans	Xiamen Working Capital Loans	Hefei Equipment Loan	Finance Leases		Total
Principal due:
Next 12 months	$-	$969	$4,540	$6,901		$12,410
Months 13 – 24	$6,266	$3,390	$4,540	$6,560		$20,756
Months 25 – 36	9,837	-	7,567	21,279		38,683
Months 37 – 48	9,080	-	1,619	-		10,699
Long-term debt	$25,183	$3,390	$13,726	$27,839		$70,138
Total debt	$25,183	$4,359	$18,266	$34,740		$82,548

Interest rate at balance sheet date	4.60%	4.61%	4.20%		(3)
Basis spread on interest rates	0.00	76.00	(45.00)	N/A
Interest rate reset	Quarterly	Monthly/Annually	Annually	N/A
Maturity date	December 2025	July 2023	September 2025		(3)
Periodic payment amount	Varies as loans mature	Increases as loans mature	Varies (1)		(3)
Periodic payment frequency	Semiannual, on individual loans	Semiannual, on individual loans	Semiannual(2)	Monthly
Loan collateral (carrying amount)	$82,920	N/A	$81,024	$39,405	(4)

(1) First five loan repayments will each be for 7.5 percent of the approved 200 million RMB loan principal; last five installments will each be for 12.5 percent of the approved loan principal.
(2) Semiannual repayments commenced in March 2022.
(3) See Note 7 for periodic payment amounts.
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
(2) Semiannual repayments commenced in March 2022.
(3) See Note 7 for interest rates on lease liabilities, maturity dates, and periodic payment amounts.
(4) Represents the carrying amount at the balance sheet date of the related ROU assets, in which the lessors have secured interests.

Xiamen Project Loans

In November 2018, PDMCX obtained approval to borrow 345.0 million RMB from the Industrial and Commercial Bank of China. From November 2018 through July 2020, PDMCX entered into separate loan agreements (the “Project Loans”) for the entire approved amount and, as of May 1, 2022, 166.4 million RMB ($25.2 million) remained outstanding. The Project Loans were used to finance certain capital expenditures at the PDMCX facility and are collateralized by liens granted on the land use right, building, and certain equipment located at the facility. The interest rates on the Project Loans are variable (based on the RMB Loan Prime Rate of the National Interbank Funding Center), and interest incurred on the loans is eligible for reimbursement through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provide for such reimbursements up to a prescribed limit and duration. The Project Loans are subject to covenants and provisions, certain of which relate to the assets pledged as security for the loans, all of which we were in compliance with at May 1, 2022.

Xiamen Working Capital Loans

In November 2018, PDMCX obtained approval for revolving, unsecured credit of the equivalent of $25.0 million, pursuant to which PDMCX may enter into separate loan agreements with varying terms to maturity. This facility is subject to annual reviews and extensions, with the most recent extension set to expire in October 2022. As of May 1, 2022, PDMCX had 28.8 million RMB ($4.4 million) outstanding against the approval. The interest rates are variable, based on the RMB Loan Prime Rate of the National Interbank Funding Center. Interest incurred on the loans was eligible for reimbursement through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provided for such reimbursements up to a prescribed limit and duration.

Hefei Equipment Loan

In October 2020, our Hefei, China, facility was approved to borrow 200 million RMB (approximately $30.3 million, at the balance sheet date) from the China Construction Bank Corporation. This credit facility is subject to annual reviews and extensions, with the most recent extension set to expire in August 2022. The loan proceeds were used to fund the purchase of two lithography tools at the Hefei facility. As of May 1, 2022, we had borrowed 135.7 million RMB against this approval, of which 120.7 million RMB ($18.3 million) was then outstanding, and 64.3 million RMB ($9.7 million) remained available to borrow. The interest rate on the loan is variable and based on the RMB Loan Prime Rate of the National Interbank Funding Center. The borrowings are secured by the Hefei facility, its related land use right, and certain manufacturing equipment. The Hefei Equipment Loan is subject to covenants and provisions, certain of which relate to the assets pledged as security for the loan, including covenants for the ratio of total liabilities to total assets and the ratio of current assets to current liabilities, all of which we were in compliance with at May 1, 2022.

Finance Leases

In February 2021, we entered into a five-year $7.2 million finance lease for a high-end inspection tool and, in December 2020, we entered into a $35.5 million lease for a high-end lithography tool. See Note 7 for additional information on these leases.

Corporate Credit Agreement

In September 2018, we entered into a five-year amended and restated credit agreement (the “Credit Agreement”), which has a $50 million borrowing limit, with an expansion capacity to $100 million. The Credit Agreement is secured by substantially all of our assets located in the United States and common stock we own in certain subsidiaries. The Credit Agreement includes covenants around minimum interest coverage ratio, total leverage ratio, and minimum unrestricted cash balance (all of which we were in compliance with at May 1, 2022), and limits the amount of cash dividends, distributions, and redemptions we can pay on our common stock to an aggregate annual amount of $50 million. We had no outstanding borrowings against the Credit Agreement at May 1, 2022. The interest rate on the Credit Agreement (1.76% at May 1, 2022) is based on our total leverage ratio at one-month LIBOR plus a spread, as defined in the Credit Agreement.

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

Contract Assets, Contract Liabilities, and Accounts Receivable

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. Contract assets reflect our transfer of control of photomasks that are in process or completed but not yet shipped to customers. A receivable is recognized when we have an unconditional right to payment for our performance, which generally occurs when we ship the photomasks. Our contract assets primarily consist of a significant amount of our in-process production orders and fully manufactured photomasks which have not yet shipped, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the in-process orders are cancelled by customers. On an individual contract basis, we net contract assets with contract liabilities (deferred revenue) for financial reporting purposes. We did not identify impairment indicators for any outstanding contract assets during the three or six-month periods ended May 1, 2022, or May 2, 2021.

The following table provides information about our contract balances at the balance sheet dates.

Classification	May 1, 2022	October 31, 2021

Contract assets
Other current assets	$13,815	$9,859

Contract liabilities
Accrued liabilities	$25,613	$14,717
Other liabilities	5,204	5,197
	$30,817	$19,914

The following table presents revenue recognized from contract liabilities that existed at the beginning of the reporting periods.

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

Revenue recognized from beginning liability	$11,460	$1,333	$7,278	$3,829

We generally record our accounts receivable at their billed amounts. All outstanding past due customer invoices are reviewed for collectibility during, and at the end of, every reporting period. To the extent we believe a loss on the collection of a customer invoice is probable, we record the loss and credit an allowance for credit losses. In the event that an amount is determined to be uncollectible, we charge the allowance for credit losses and derecognize the related receivable. We did not incur any credit losses on our accounts receivable during the three or six-month periods ended May 1, 2022, or May 2, 2021.

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

Disaggregation of Revenue

The following tables present our revenue for the three and six-month periods ended May 1, 2022 and May 2, 2021, disaggregated by product type, geographic origin, and timing of recognition.

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

Revenue by Product Type
IC
High-end	$51,362	$41,259	$97,896	$78,039
Mainstream	94,437	70,732	177,664	138,908
Total IC	$145,799	$111,991	$275,560	$216,947

FPD
High-end	$46,610	$39,401	$92,886	$74,046
Mainstream	12,100	8,371	25,890	20,837
Total FPD	$58,710	$47,772	$118,776	$94,883
	$204,509	$159,763	$394,336	$311,830

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

Revenue by Geographic Origin*
Taiwan	$69,852	$59,002	$137,693	$115,592
China	53,691	23,730	99,645	44,727
Korea	40,769	40,239	80,283	79,022
United States	30,335	27,150	57,511	53,754
Europe	9,506	9,256	18,420	17,832
Other	356	386	784	903
	$204,509	$159,763	$394,336	$311,830

* This table disaggregates revenue by the location in which it was earned.

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

Revenue by Timing of Recognition
Over time	$192,770	$144,697	$363,034	$285,982
At a point in time	11,739	15,066	31,302	25,848
	$204,509	$159,763	$394,336	$311,830

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

Remaining Performance Obligations

As we are typically required to fulfill customer orders within a short period of time, our backlog of orders has historically been two to three weeks for FPD photomasks and one to two weeks for IC photomasks. However, the demand for some IC photomasks has expanded beyond the industry’s capacity to supply them within the traditional time period, thus the backlog in some cases can expand to as long as two to three months. As allowed under Topic 606, we have elected not to disclose our remaining performance obligations, which represent the costs associated with the completion of the manufacturing process of in-process photomasks related to contracts that have an original duration of one year or less.

Product Warranties

Our photomasks are sold under warranties that generally range from one to twenty-four months. We warrant that our photomasks conform to customer specifications and will typically repair, replace, or issue a refund (at our option) for any photomasks that fail to do so. The warranties do not represent separate performance obligations in our revenue contracts. Historically, customer claims under warranties have been immaterial.

NOTE 7 - LEASES

Our involvement in lease arrangements has typically been as a lessee. We determine if an agreement is or contains a lease on the earlier of the date of the agreement or the date on which we commit to entering the agreement. Our evaluation considers whether the agreement includes an identified asset and whether it affords us the right to control the asset. Our having the right to control an identified asset is determined by whether we are entitled to substantially all of its economic benefits and can direct its use.

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

In December 2020, we entered into a five-year $35.5 million finance lease for a high-end lithography tool. Monthly payments on the lease, which commenced in January 2021, increased from $0.04 million during the first three months to $0.6 million for the following nine months followed by forty-eight monthly payments of $0.5 million. As of the due date of the forty-eighth monthly payment, we may exercise an early buyout option to purchase the tool for $14.1 million. If we do not exercise the early buyout option, then at the end of the five-year lease term, at our option, we may return the tool, elect to extend the lease term for a period and a lease payment to be agreed with lessor at the time, or purchase the tool for its then-fair market value as determined by the lessor. Since we are reasonably certain that we will exercise the early buyout option, our lease liability reflects such exercise and we have classified the lease as a finance lease. The interest rate implicit in the lease is 1.58%. The lease agreement incorporates the covenants included in our Corporate Credit Agreement, which are detailed in Note 5, and includes a cross-default provision for any agreement or instrument with an outstanding, committed balance greater than $5.0 million in which we are the indebted party.

The following table provides information on operating and finance leases included in our consolidated balance sheets.

Classification	May 1, 2022	October 31, 2021

ROU Assets – Operating Leases
Other assets	$4,191	$5,581

ROU Assets – Finance Leases
Property, plant and equipment, net	$39,405	$40,827

Lease Liabilities – Operating Leases
Accrued liabilities	$1,850	$2,273
Other liabilities	2,280	3,246
	$4,130	$5,519

Lease Liabilities – Finance Leases
Current portion of long-term debt	$6,901	$7,289
Long-term debt	27,839	31,083
	$34,740	$38,372

The following table presents future lease payments under noncancelable operating and finance leases as of May 1, 2022. Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.

	Operating Leases	Finance Leases
Remainder of fiscal year 2022	$1,092	$3,947
2023	1,297	6,938
2024	773	6,938
2025	608	18,013
2026	373	-
Thereafter	144	-
Total lease payments	4,287	35,836
Imputed interest	(157)	(1,096)
Lease liabilities	$4,130	$34,740

The following table presents lease costs for the three and six-month periods ended May 1, 2022, and May 2, 2021.

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021
Operating lease costs	$569	$724	$1,158	$1,389
Short-term lease costs	$142	$39	$263	$86
Variable lease costs	$153	$157	$276	$301
Interest on finance lease liabilities	$92	$166	$230	$201
Amortization of ROU assets	$711	$455	$1,421	$455

The following table presents statistical information related to our operating and finance leases. The information presented is as of the balance sheet dates.

	May 1, 2022		October 31, 2021
Classification	Weighted-average remaining lease term (in years)	Weighted-average discount rate	Weighted-average remaining lease term (in years)	Weighted-average discount rate

Operating leases	3.3	2.4%	3.5	2.4%
Finance leases	2.7	1.5%	3.3	1.5%

The following table presents the effects of leases on our condensed consolidated statements of cash flows, and provides leases-related non-cash information for the periods presented.

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021
Operating cash flows used for operating leases	$589	$627	$1,150	$1,229
Operating cash flows used for finance leases	$134	$166	$277	$201
Financing cash flows used for finance leases	$1,601	$864	$3,632	$864
ROU assets obtained in exchange for operating lease obligations	$1	$99	$32	$367
ROU assets obtained in exchange for finance lease obligations	$-	$7,200	$-	$42,672

NOTE 8 - SHARE-BASED COMPENSATION

In March 2016, shareholders approved our current equity incentive compensation plan (the “Plan”), under which incentive stock options, non-qualified stock options, stock grants, stock-based awards, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and other stock or cash awards may be granted. Shares to be issued under the Plan may be authorized and unissued shares, issued shares that have been reacquired by us (in the open market or in private transactions), or a combination thereof. The maximum number of shares of common stock approved that may be issued under the Plan is four million shares. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of Photronics or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. The table below presents information on our share-based compensation expenses for the three and six-month periods ended May 1, 2022, and May 2, 2021.

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

Expense reported in:
Cost of goods sold	$182	$97	$324	$208
Selling, general and administrative	1,243	1,207	2,424	2,304
Research and development	159	118	293	211

Total expense incurred	$1,584	$1,422	$3,041	$2,723

Expense by award type:
Restricted stock awards	$1,316	$1,313	$2,683	$2,484
Stock options	221	54	259	138
ESPP	47	55	99	101

Total expense incurred	$1,584	$1,422	$3,041	$2,723

Income tax benefits of share-based compensation	$104	$62	$188	$108
Share-based compensation cost capitalized	$-	$-	$-	$-

Restricted Stock Awards

We periodically grant restricted stock awards, the restrictions on which typically lapse over a service period of one to four years. The fair value of the awards is determined on the date of grant, based on the closing price of our common stock. The table below presents information on our restricted stock awards for the three and six-months ended May 1, 2022, and May 2, 2021.

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021
Number of shares granted in period	-	15,000	535,400	556,200
Weighted-average grant-date fair value of awards (in dollars per share)	$-	$12.65	$19.28	$11.17
Compensation cost not yet recognized	$10,779	$9,762	$10,779	$9,762
Weighted-average amortization period for cost not yet recognized (in years)	2.8	2.9	2.8	2.9
Shares outstanding at balance sheet date	891,429	1,022,327	891,429	1,022,327

Stock Options

Option awards generally vest in one to four years, and have a ten-year contractual term. All incentive and non-qualified stock option grants must have an exercise price no less than the market value of the underlying common stock on the date of grant. The grant-date fair values of options are based on closing prices of our common stock on the dates of grant and are calculated using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of our common stock. We use historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that options are expected to remain outstanding. The risk-free rate of return for the estimated term of an option is based on the U.S. Treasury yield curve in effect at the date of grant. The table below presents information on our stock options for the three and six-months ended May 1, 2022, and May 2, 2021.

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021
Number of options granted in period	-	-	-	-
Cash received from option exercised	$438	$309	$4,149	$967
Compensation cost not yet recognized	$52	$232	$52	$232
Weighted-average amortization period for cost not yet recognized (in years)	0.7	1.4	0.7	1.4

Information on outstanding and exercisable option awards as of May 1, 2022, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at May 1, 2022	718,213	$9.90	3.5	$3,657
Exercisable at May 1, 2022	693,987	$9.90	3.4	$3,531

NOTE 9 - INCOME TAXES

We calculate our provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period.

The effective tax rate of 25.1% differs from the U.S. statutory rate of 21.0% in the three-month period ended May 1, 2022, primarily due to the non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances, non-U.S. pre-tax income being taxed at higher statutory rates in the non-U.S. jurisdictions, and the establishment of uncertain tax positions in non-U.S. jurisdiction.

The effective tax rate of 18.5% in the three-month period end May 2, 2021, differs from the U.S. statutory rate of 21.0% primarily due to changes in forecasted jurisdictional earnings.

The effective tax rate of 25.5% in the six-month period ended May 1, 2022, differs from the U.S. statutory rate of 21.0% primarily due to the non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances, non-U.S. pre-tax income being taxed at higher statutory rates in the non-U.S. jurisdictions, and the establishment of uncertain tax positions in non-U.S. jurisdiction.

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

	May 1, 2022	October 31, 2021

Unrecognized tax benefits related to uncertain tax positions	$4,629	$3,757
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$4,629	$3,757
Accrued interest and penalties related to uncertain tax positions	$357	$223

NOTE 10 - EARNINGS PER SHARE

The calculations of basic and diluted earnings per share are presented below.

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

Net income attributable to Photronics, Inc. shareholders	$27,432	$10,526	$50,496	$18,562

Effect of dilutive securities	-	-	-	-
Earnings used for diluted earnings per share	$27,432	$10,526	$50,496	$18,562

Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	60,606	62,054	60,382	62,265
Effect of dilutive securities:
Share-based payment awards	539	514	659	521

Potentially dilutive common shares	539	514	659	521

Weighted-average common shares used for diluted earnings per share	61,145	62,568	61,041	62,786

Basic earnings per share	$0.45	$0.17	$0.84	$0.30
Diluted earnings per share	$0.45	$0.17	$0.83	$0.30

The table below illustrates the outstanding weighted-average share-based payment awards that were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be antidilutive.

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

Share-based payment awards	427	293	626	559

Total potentially dilutive shares excluded	427	293	626	559

NOTE 11 - COMMITMENTS AND CONTINGENCIES

As of May 1, 2022, the Company had commitments outstanding for capital expenditures of approximately $115.1 million, primarily for purchases of high-end equipment.

In May 2022, the Company was informed of a customs audit at one of its China operations. As of the date of this filing, the audit is ongoing. The Company estimated a contingency ranging from $2.2 million to $3.7 million which includes unpaid additional customs duties and related interest and penalties for the previous three years (the period under audit). We recorded a contingent loss of $2.2 million, as we believe this is the most likely outcome. The $2.2 million amount was recorded with a charge to Cost of goods sold in the condensed consolidated statements of income and Accrued liabilities in the condensed consolidated balance sheets.

We are subject to various other claims that arise in the ordinary course of business. We believe that our potential liability under such claims, individually or in the aggregate, will not have a material effect on our consolidated financial statements.

NOTE 12 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following tables set forth the changes in our accumulated other comprehensive income by component (net of tax of $0) for the three and six-month periods ended May 1, 2022, and May 2, 2021.

	Three Months Ended May 1, 2022
	Foreign Currency Translation Adjustments	Other	Total

Balance at January 30, 2022	$11,451	$(886)	$10,565
Other comprehensive (loss) income	(44,118)	129	(43,989)
Less: other comprehensive (loss) income attributable to noncontrolling interests	(10,570)	65	(10,505)

Balance at May 1, 2022	$(22,097)	$(822)	$(22,919)

	Three Months Ended May 2, 2021
	Foreign Currency Translation Adjustments	Other	Total

Balance at January 31, 2021	$32,900	$(871)	$32,029
Other comprehensive income	3,778	21	3,799
Less: other comprehensive income attributable to noncontrolling interests	626	10	636

Balance at May 2, 2021	$36,052	$(860)	$35,192

	Six Months Ended May 1, 2022
	Foreign Currency Translation Adjustments	Other	Total

Balance at October 31, 2021	$21,476	$(905)	$20,571
Other comprehensive (loss) income	(53,949)	166	(53,783)
Less: other comprehensive (loss) income attributable to noncontrolling interests	(10,376)	83	(10,293)

Balance at May 1, 2022	$(22,097)	$(822)	$(22,919)

	Six Months Ended May 2, 2021
	Foreign Currency Translation Adjustments	Other	Total

Balance at October 31, 2020	$18,828	$(870)	$17,958
Other comprehensive income	22,066	21	22,087
Less: other comprehensive income attributable to noncontrolling interests	4,842	11	4,853

Balance at May 2, 2021	$36,052	$(860)	$35,192

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

The fair values of our cash and cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying values due to their short-term maturities. The fair values of our variable rate debt instruments are a Level 2 measurement and approximate their carrying values due to the variable nature of the underlying interest rates. We did not have any assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at May 1, 2022, or October 31, 2021.

NOTE 14 - SHARE REPURCHASE PROGRAMS

In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. We commenced repurchasing shares under this authorization on September 16, 2020. All of the shares repurchased under this authorization prior to January 30, 2022, were retired prior to that date. As of May 1, 2022, $31.7 million was available under this authorization for the purchase of additional shares. The table below presents information on this repurchase program for the three and six-month periods ended May 1, 2022, and May 2, 2021.

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

Number of shares repurchased	-	797	188	2,019
Cost of shares repurchased	$-	$10,041	$2,522	$23,250
Average price paid per share	$-	$12.59	$13.43	$11.51

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

Accounting Standards Updates to be Adopted

In April 2022, the FASB issued ASU 2022-2, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”, which requires: 1) an entity to measure and record the lifetime expected credit losses of an asset that is within the scope of the Update upon origination or acquisition; as a result, credit losses from loans modified as troubled debt restructurings are to be incorporated into the allowance for credit losses and, 2) public business entities to disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments—Credit Losses—Measured at Amortized Cost”. The guidance in this Update will be effective for Photronics in its first quarter of fiscal 2024. The amendments are to be applied prospectively, with the exception of the transition method related to the recognition and measurement of troubled debt restructurings for which an entity has the option to apply a modified retrospective transition method. We are currently evaluating the effect the adoption of this ASU may have on our disclosures.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, to simplify the accounting for transitioning from LIBOR, and other interbank offered rates expected to be discontinued, to alternative reference rates. The guidance in this Update was effective upon its issuance; if elected, it is to be applied prospectively through December 31, 2022. We do not expect the impact of this ASU to be material to our consolidated financial statements.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management's discussion and analysis (“MD&A”) of the Company's financial condition and results of operations should be read in conjunction with its condensed consolidated financial statements and related notes. Various segments of this MD&A contain forward-looking statements, all of which are presented based on current expectations, which may be adversely affected by uncertainties and risk factors (presented throughout this filing and in the Company's Form 10-K for fiscal 2021), that may cause actual results to materially differ from these expectations.

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

We are typically required to fulfill customer orders within a short period of time. This results in a minimal level of backlog, typically two to three weeks of backlog for FPD photomasks and one to two weeks for IC photomasks. However, the demand for some IC photomasks has expanded beyond the industry’s capacity to supply them within the traditional time period, thus the backlog in some cases can expand to as long as two to three months.

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

Impact of the COVID-19 Pandemic

All of our facilities have continued to operate throughout the COVID-19 pandemic. The pandemic, particularly at its height, impacted our business in a number of ways including customer shutdowns, which led to delays in new photomask design releases, and travel restrictions, which delayed tool installations and servicing. To date we have not experienced significant raw material shortages, however, supply chain disruptions could potentially delay or prevent us from fulfilling customer orders. While our business has continued to grow over the course of the pandemic, we cannot predict its future impact on our business with a high level of certainty.

Results of Operations
Three and Six Months Ended May 1, 2022

The following table presents selected operating information expressed as a percentage of revenue. The columns may not foot due to rounding.

	Three Months Ended			Six Months Ended

	May 1, 2022	January 30, 2022	May 2, 2021	May 1, 2022	May 2, 2021

Revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.7	68.5	75.4	67.0	77.6

Gross profit	34.3	31.5	24.6	33.0	22.4
Selling, general and administrative expenses	8.1	8.3	8.8	8.2	9.0
Research and development expenses	2.1	3.1	2.7	2.6	2.9

Operating income	24.2	20.1	13.0	22.2	10.4
Non-operating income (expense), net	3.9	2.5	(0.5)	3.2	-

Income before income tax provision	28.1	22.6	12.5	25.4	10.4
Income tax provision	7.0	5.9	2.3	6.5	2.1

Net income	21.0	16.7	10.2	19.0	8.3
Net income attributable to noncontrolling interests	7.6	4.6	3.6	6.2	2.3

Net income attributable to Photronics, Inc. shareholders	13.4%	12.2%	6.6%	12.8%	6.0%

Note: All tabular comparisons included in the following discussion, unless otherwise indicated, are for the three months ended May 1, 2022 (Q2 FY22), January 30, 2022 (Q1 FY22), and May 2, 2021 (Q2 FY21), and for the six months ended May 1, 2022 (YTD FY22) and May 2, 2021 (YTD FY21), in millions of dollars. The columns may not foot due to rounding.

Revenue

 Our quarterly revenues can be affected by the seasonal purchasing practices of our customers. As a result, demand for our products is typically reduced during the first or second quarter of our fiscal year by the North American, European, and Asian holiday periods, as some of our customers reduce their development and, consequently, their buying activities during those periods.

     The following tables present changes in disaggregated revenue in Q2 FY22 and YTD FY22 from revenue in prior reporting periods.

Quarterly Changes in Revenue by Product Type

	Q2 FY22 from Q1 FY22			Q2 FY22 from Q2 FY21		YTD FY22 from YTD FY21
	Revenue in Q2 FY22	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change	Revenue in YTD FY22	Increase (Decrease)	Percent Change

IC
High-end *	$51.4	$4.8	10.4%	$10.1	24.5%	$97.9	$19.9	25.4%
Mainstream	94.4	11.2	13.5%	23.7	33.5%	177.7	38.8	27.9%

Total IC	$145.8	$16.0	12.4%	$33.8	30.2%	$275.6	$58.6	27.0%

FPD
High-end *	$46.6	$0.3	0.7%	$7.2	18.3%	$92.9	$18.8	25.4%
Mainstream	12.1	(1.7)	(12.3)%	3.7	44.6%	25.9	5.1	24.2%

Total FPD	$58.7	$(1.4)	(2.3)%	$10.9	22.9%	$118.8	$23.9	25.2%

Total Revenue	$204.5	$14.7	7.7%	$44.7	28.0%	$394.3	$82.5	26.5%

* High-end photomasks typically have higher average selling prices (ASPs) than mainstream products.

Quarterly Changes in Revenue by Geographic Origin**

	Q2 FY22 from Q1 FY22			Q2 FY22 from Q2 FY21		YTD FY22 from YTD FY21

	Revenue in Q2 FY22	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change	Revenue in YTD FY22	Increase (Decrease)	Percent Change

Taiwan	$69.9	$2.0	3.0%	$10.8	18.4%	$137.7	$22.1	19.1%
China	53.7	7.7	16.8%	30.0	126.3%	99.6	54.9	122.8%
Korea	40.8	1.3	3.2%	0.5	1.3%	80.3	1.3	1.6%
United States	30.3	3.2	11.6%	3.2	11.7%	57.5	3.8	7.0%
Europe	9.5	0.6	6.6%	0.2	2.7%	18.4	0.6	3.3%
Other	0.4	(0.1)	(16.7)%	0.0	(7.7)%	0.8	(0.1)	(13.2)%

Total Revenue	$204.5	$14.7	7.7%	$44.7	28.0%	$394.3	$82.5	26.5%

** This table disaggregates revenue by the location in which it was earned.

Revenue in Q2 FY22 was $204.5 million, representing an increase of 7.7% compared with Q1 FY22 and 28.0% from Q2 FY21. Revenue in YTD FY22 was $394.3 million, representing an increase of 26.5% over YTD FY21.

IC photomask revenue increased 12.4% and 30.2% in Q2 FY22, compared with Q1 FY22 and Q2 FY21, respectively, and increased 27.0% in YTD FY22, compared with YTD FY21. These increases were driven by continued demand growth and better pricing for mainstream photomasks used for computer chips needed for the production of products considered part of the “internet-of-things”, 5G wireless technology applications, cryptocurrency mining, and consumer products. Concurrently, strong demand for high-end logic photomasks in Asia also allowed for better pricing.

FPD revenue decreased 2.3% in Q2 FY22, compared with Q1 FY22, due to a decline in mainstream demand, unfavorable product mix, and the weakening of the Japanese yen, as well as softened demand for G10.5+ large area masks. FPD revenues increased 22.9% in Q2 FY22, compared with Q2 FY21, as a result of improved demand for both AMOLED photomasks used in mobile applications and G10.5+ large area masks. Demand and ASPs also improved from the prior year quarter for mainstream photomasks. On a year-to-date basis, FPD revenue increased 25.2% as a result of improved demand for AMOLED photomasks and ASPs for mainstream products.

Gross Margin
	Q2 FY22	Q1 FY22	Percent Change	Q2 FY21	Percent Change	YTD FY22	YTD FY21	Percent Change

Gross profit	$70.2	$59.9	17.3%	$39.2	78.9%	$130.1	$69.8	86.4%
Gross margin	34.3%	31.5%		24.6%		33.0%	22.4%

Gross margin increased by 2.8 percentage points in Q2 FY22, from Q1 FY22, primarily as a result of the increase in revenue from the prior quarter. Material costs increased 2.4% from the prior quarter, but decreased, as a percentage of revenue, by 140 basis points. Labor costs increased 5.4%, but decreased 20 basis points, as a percentage of revenue. Equipment and other overhead costs increased 3.4% but decreased 120 basis points as a percentage of revenue, primarily driven by increased importation costs into China, partially offset by decreased outside processing costs, including sputtering and coating.

Gross margin increased by 9.7 percentage points in Q2 FY22, from Q2 FY21, primarily as a result of the increase in revenue from the prior year quarter. Material costs increased 13.1% from the prior year quarter, but decreased 340 basis points, as a percentage of revenue. Labor costs increased 15.8% from the prior year quarter but decreased 110 basis points as a percent of revenue; the increase was primarily the result of increased labor costs in Asia. Equipment and other overhead costs rose 8.4%, but decreased 520 basis points, as a percentage of revenue. Increased outsourced manufacturing costs and importation costs into China, which were partially offset by decreased depreciation expense, were the most significant contributors to the net increase in equipment and other overhead costs.

Gross margin increased by 10.6 percentage points in YTD FY22, from YTD FY21, primarily as a result of the increase in revenue from the prior year. Material costs increased 11.8% from the prior year quarter, but decreased 350 basis points, as a percentage of revenue. Labor costs increased 12.5% from the prior year quarter but decreased 140 basis points as a percent of revenue; the increase was primarily the result of increased labor costs in Asia. Equipment and other overhead costs rose 5.7%, but decreased 570 basis points, as a percentage of revenue. Increased outsourced manufacturing costs and importation costs into China, which were partially offset by decreased depreciation expense, were the most significant contributors to the net increase in equipment and other overhead costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.6 million in Q2 FY22, compared with $15.7 million in Q1 FY22. The increase of $0.9 million was primarily the result of increased compensation and related expenses of $1.2 million, which were partially offset by decreased professional fees of $0.3 million. Selling, general and administrative expenses increased $2.5 million in Q2 FY22, from $14.1 million in Q1 FY21, primarily as a result of increased compensation and related expenses of $2.4 million. The increases in compensation and related expenses from both prior periods included increased severance costs of $0.7 million, primarily related to the retirement of our former chief executive officer.

Selling, general and administrative expenses were $32.3 million in YTD FY22, compared with $28.1 million in YTD FY21. The increase of $4.2 million was primarily the result of increased compensation and related expenses of $3.9 million, and increased export duties of $0.3 million.

Research and Development Expenses

Research and development expenses, which primarily consist of development and qualification efforts related to process technologies for high-end IC and FPD applications, were $4.2 million in Q2 FY22, compared with $5.9 million in Q1 FY22; the decrease was primarily the result of decreased development activities in the U.S.  Research and development expenses decreased by $0.2 million in Q2 FY22, from $4.4 million incurred in Q2 FY21, with decreased development activities in the U.S. and China exceeding increases at our Taiwan-based facilities.

Research and development expenses increased by $1.1 million in YTD FY22 to $10.1 million, compared with $9.1 million in YTD FY21. The increase was driven by more development activities in the U.S. and Taiwan, which were partially offset by a decrease in such activities in China.

Non-operating Income (Expense)

	Q2 FY22	Q1 FY22	Q2 FY21	YTD FY22	YTD FY21

Foreign currency transactions impact, net	$7.8	$5.3	$(2.1)	$13.1	$(0.7)
Interest expense, net	-	(0.9)	1.2	(0.9)	0.4
Interest income and other income (expense), net	0.2	0.3	-	0.5	0.2

Non-operating income (expense), net	$8.0	$4.7	$(0.8)	$12.7	$(0.1)

Non-operating income (expense) increased $3.3 million to $8.0 million in Q2 FY22, compared with $4.7 million in Q1 FY22, primarily due to favorable movements of the South Korean won and the New Taiwan dollar against the U.S. dollar offsetting unfavorable movements of the RMB against the U.S. dollar. In addition, our interest expense decreased by $0.9 million as a result of subsidies we received on our China-based debt.

Non-operating income (expense) increased $8.8 million to $8.0 million in Q2 FY22, compared with $(0.8) million in Q2 FY21, and increased $12.8 million to $12.7 million in YTD FY22, compared with $(0.1) million in YTD FY21. These increases were primarily due to favorable movements of the South Korean won and the New Taiwan dollar against the U.S. dollar, which were partially offset by unfavorable movements of the RMB against the U.S. dollar. These net favorable foreign currency results were partially offset by increased interest expense in the current year periods, which resulted from our receiving lower subsidies on our China-based debt.

Income Tax Provision

	Q2 FY22	Q1 FY22	Q2 FY21	YTD FY22	YTD FY21

Income tax provision	$14.4	$11.2	$3.7	$25.6	$6.7
Effective income tax rate	25.1%	26.1%	18.5%	25.5%	20.5%

The effective income tax rate is sensitive to the jurisdictional mix of earnings, due, in part, to the non-recognition of tax benefits on losses in jurisdictions with valuation allowances where the tax benefit of the losses is not available.

The effective income tax rate decrease in Q2 FY22, compared with Q1 FY22, is primarily due to changes in the jurisdictional mix of earnings.

The effective income tax rate increase in Q2 FY22, compared with Q2 FY21, is primarily due to a decrease in credits in a non-U.S. jurisdiction and the release of valuation allowance for a loss carryforward in a non-U.S. jurisdiction in Q2 FY21.

The effective income tax rate increase in YTD FY22, compared with YTD FY21, is primarily due to a decrease in credits in a non-U.S. jurisdiction and the release of valuation allowance for a loss carryforward in a non-U.S. jurisdiction in YTD FY21.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $15.6 million in Q2 FY22, compared with $8.7 million in Q1 FY22, and $5.8 million in Q2 FY21. On a year-to-date basis, net income attributable to noncontrolling interests increased to $24.3 million in YTD FY22 from $7.3 million in YTD FY21. The increases from all prior periods resulted from increased net income at our Taiwan-based and China-based IC joint ventures.

Liquidity and Capital Resources

Cash and cash equivalents was $329.3 million and $276.7 million as of May 1, 2022, and October 31, 2021, respectively. As of the most recent balance sheet date, total cash and cash equivalents included $266.1 million held by foreign subsidiaries. Net Cash, a non-GAAP financial measure as defined and discussed in the Non-GAAP Financial Measures section below, was $246.7 million and $165.0 million as of May 1, 2022, and October 31, 2021, respectively. Our primary sources of liquidity are our cash on hand, cash we generate from operations, and borrowing capacity we have available from financial institutions. Our corporate credit agreement has a $50 million borrowing limit, with an expansion capacity to $100 million. Although we have not accessed funds under our corporate credit facilities since 2011, it continues to afford us financial flexibility. In addition, in China, we currently have approximately $30.4 million of borrowing capacity to support local operations. See Note 5 to the condensed consolidated financial statements for additional information on our currently available financing.

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

We estimate capital expenditures for the remainder of FY22 will be approximately $65 million; these investments will be targeted towards high-end and mainstream point tools that will increase our operating capacity and efficiency, and enable us to support our customers’ near-term demands. As of May 1, 2022, we had outstanding capital commitments of approximately $115 million and recognized liabilities related to capital equipment purchases of approximately $8 million. Although payment timing could vary, primarily as a result of the timing of tool installation and testing, we currently estimate that we will fund $96 million of our total $123 million committed and recognized obligations for capital expenditures over the next twelve months. Please refer to Notes 5 and 7, respectively, to the condensed consolidated financial statements for information on our outstanding debt and lease commitments.

In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. This authorization does not obligate the Company to repurchase any dollar amount or number of shares of common stock. As of May 1, 2022, our current share repurchase program had approximately $31.7 million remaining under its authorization. Depending on market conditions, we may utilize some or the entire remaining approved amount to reacquire additional shares.

 As discussed in Note 4 to the condensed consolidated financial statements, DNP, the noncontrolling interest in our China-based joint venture has, under certain circumstances, the right to put its interest in the joint venture to Photronics, or to purchase our interest in the joint venture. Under all such circumstances, the sale of DNP’s interest would be at its ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance. As of the date of issuance of this report, DNP had not indicated its intention to exercise this right. As of May 1, 2022, Photronics and DNP each had net investments in this joint venture of approximately $92.6 million.

Cash Flows

	YTD FY22	YTD FY21

Net cash provided by operating activities	$103.3	$58.2
Net cash used in investing activities	$(33.6)	$(67.9)
Net cash used in financing activities	$(2.2)	$(18.6)

Operating Activities: Net cash provided by operating activities reflects net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, and the effects of changes in operating assets and liabilities. Net cash provided by operating activities increased by $45.1 million in YTD FY22, compared with YTD FY21, due to increased net income, which was partially offset by lower depreciation expense.

Free Cash Flow and LTM (“Last Twelve Months”) Free Cash Flow, which are non-GAAP financial measures as discussed in the “Non-GAAP Financial Measures” section below, increased by $79.4 and $95.3 million, respectively, compared with YTD FY21, primarily due to the increase in Net cash provided by operating activities discussed above.

Investing Activities: Net cash flows used in investing activities primarily consisted of purchases of property, plant and equipment of $34.8 million, which decreased $38.7 million in YTD FY22, as compared with YTD FY21. The reduced spending on property, plant and equipment was partially offset by a $4.4 million decrease in investment related government incentives received in China.

Financing Activities: Net cash flows used in financing activities primarily consist of share repurchases, proceeds from and repayments of debt, and contributions from noncontrolling interests. Net cash used in financing activities decreased by $16.5 million in YTD FY22, compared with YTD FY21, primarily due to contributions from noncontrolling interests in our majority owned subsidiaries in Taiwan and China of $25.0 million, decreased share repurchases of $20.7 million, and increased debt repayments of $18.9 million. In addition, we received debt proceeds of $12.4 million in YTD FY21 and did not incur debt in YTD FY22.

Non-GAAP Financial Measures

We consider Free Cash Flow, LTM Free Cash Flow, and Net Cash, which are “non-GAAP financial measures” (as such term is defined by the SEC), to be useful metrics in measuring our cash-generating performance. (Note that we may define these terms differently than other companies that use similarly-named non-GAAP financial measures.) These non-GAAP metrics are not intended to represent funds available for our discretionary use or to be used as a substitute for Cash and cash equivalents or Net cash provided by operating activities, as measured under GAAP. The following tables reconcile Net cash provided by operating activities to Free Cash Flow and present the calculations of LTM Free Cash Flow for Q2 FY22 and Q2 FY21. The columns may not foot due to rounding.

	YTD FY22	YTD FY21

Free Cash Flow
Net cash provided by operating activities	$103.3	$58.2
Purchases of property, plant and equipment	(34.8)	(73.5)
Government incentives	1.4	5.8
Free cash flow	$69.9	$(9.5)

	Q2 FY22	Q2 FY21

LTM Free Cash Flow
First six months of the respective fiscal year	$69.9	$(9.5)
October fiscal year end	47.4	77.5
First six months of the prior year	9.5	(36.5)
LTM free cash flow	$126.8	$31.5

The following table reconciles Cash and cash equivalents to Net Cash at the balance sheet dates. The increase in Net Cash was primarily driven by an increase in Net cash provided by operating activities and decreased spending on property, plant and equipment, as discussed above. The columns may not foot due to rounding.

	As of

	May 1, 2022	October 31, 2021

Net Cash
Cash and cash equivalents	$329.3	$276.7
Current portion of Long-term debt	(12.4)	(22.2)
Long-term debt	(70.1)	(89.4)
Net cash	$246.7	$165.0

Business Outlook

Our current business outlook and guidance was provided in the Photronics Q2 FY22 earnings release, Earnings Presentation, and financial results conference call, but is not incorporated herein. These can be accessed in the investor section of our website - www.photronics.com.

Our future results of operations and the other forward-looking statements contained in this filing and in the Photronics Q2 FY22 Earnings Presentation and the related financial results conference call and slide deck involve a number of risks and uncertainties, some of which are discussed in Part I, Item 1A of our 2021 Form 10-K. A number of other unforeseeable factors could cause actual results to differ materially from our expectations.

Critical Accounting Estimates

Please refer to Part II, Item 7 of our 2021 Form 10-K for discussion of our critical accounting estimates. There have been no changes to our critical accounting estimates since the filing of our Form 10-K for the year ended October 31, 2021.

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

Our primary net foreign currency exposures as of May 1, 2022, included the South Korean won, the Japanese yen, the New Taiwan dollar, the RMB, the Singapore dollar, the British pound sterling, and the euro. As of that date, a 10% adverse movement in the value of currencies different from the functional currencies of our subsidiaries would have resulted in a net unrealized pre-tax loss of $34.1 million, which represents an increase of $0.1 million from our exposure at January 30, 2022, and a decrease of $1.1 million from our exposure at October 31, 2021. Our most significant exposures at May 1, 2022, related to the South Korean won, the RMB, and the New Taiwan Dollar to the U.S. dollar, which were, respectively, $11.5 million, $9.1 million, and $8.3 million at that date. We do not believe that a 10% change in the exchange rates of non-US dollar currencies, other than the aforementioned currencies and the Japanese yen, would have had a material effect on our May 1, 2022, condensed consolidated financial statements.

Interest Rate Risk

A 10% adverse movement in the interest rates on our variable rate borrowings would not have had a material effect on our May 1, 2022, condensed consolidated financial statements.

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

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Please refer to Note 11 within Item 1 of this report for information on legal proceedings involving the Company.

Item 1A.	RISK FACTORS

In light of external events that have taken place subsequent to the close of the first fiscal quarter, we have decided to modify two of the risk factors included in our 2021 Form 10-K, under the “General Risk Factors” heading, as follows:

Our business could be adversely impacted by global or regional catastrophic events.

Our business could be materially, adversely affected by terrorist acts, widespread outbreaks of infectious diseases (such as COVID-19), government responses emplaced to limit the impact of infectious diseases (such as shelter-in-place directives), or the outbreak or escalation of wars including, but not limited to, the invasion of Ukraine by the Russian Federation. Such events in the geographic regions in which we do business, including escalations of political tensions and military conflicts in the U.S., Europe, the Republic of South Korea, the People’s Republic of China, or the Republic of China (Taiwan), and any governmental sanctions enacted in reaction thereto, could result in a global energy crisis, economic inflation, supply-chain disruptions, or the confiscation or destruction of our facilities; all and any of these outcomes could have material, adverse impacts on our results of operations, financial condition, and cash flows.

Our products and technology could be subject to and negatively impacted by the recent expansion of the foreign-produced direct product rule, as well as other contemplated regulatory actions.

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

In addition, it has been reported that BIS is considering a ban on American companies selling advanced chipmaking equipment to Chinese firms. Such a rule would expand on an existing ban on U.S. companies selling equipment to China's leading chipmaker, which remains a customer of PDMCX through an exception to the rule. There can be no assurance that an expanded ban would not make it difficult for us to continue supplying to this customer, or allow us to pursue new relationships with Chinese companies, which could result in diminished sales for us.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

    In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. The share repurchase program commenced on September 14, 2020, and all shares repurchased under this program prior to January 30, 2022, were retired prior to that date. The following table presents information on our common stock repurchase activity for the second fiscal quarter of 2022.

	Total Number of Shares Purchased (in millions)	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program (in millions)	Dollar Value of Shares That May Yet Be Purchased (in millions)

Period
January 31, 2022 – February 27, 2022	0.0	$0.00	0.0	$31.7
February 28, 2022 – March 27, 2022	0.0	$0.00	0.0	$31.7
March 28, 2022 – May 1, 2022	0.0	$0.00	0.0	$31.7
Total	0.0		0.0

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

Photronics, Inc.
(Registrant)

By:	/s/ JOHN P. JORDAN	By: /s/ ERIC RIVERA
	JOHN P. JORDAN	ERIC RIVERA
	Executive Vice President,	Vice President,
	Chief Financial Officer	Corporate Controller
	(Principal Financial Officer)	(Principal Accounting Officer)

Date:	June 15, 2022	Date:	June 15, 2022