Form 10-Q
period 2023-01-29
PHOTRONICS INC
filed 2023-03-09
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 29, 2023
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
Yes ☐  No ☒

The registrant had 62,474,604 shares of common stock outstanding as of March 2, 2023.

PHOTRONICS, INC.
QUARTERLY REPORT ON FORM 10-Q
January 29, 2023

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

Exchange Act	The Securities Exchange Act of 1934 (as amended)
FASB	Financial Accounting Standards Board
Form 10-K	Annual Report on Form 10-K
Form 10-Q	Quarterly Report on Form 10-Q
FPDs	Flat-panel displays, or “displays”
Generation	In reference to flat-panel displays, refers to the size range of the underlying substrate to which a photomask is applied. Higher generation (or “G”) numbers represent larger substrates
High-end (photomasks)	For IC, photomasks that are 28nm or smaller; for FPD, AMOLED, G10.5+, and LTPS photomasks
ICs	Integrated circuits, or semiconductors
LIBOR	London Inter-Bank Offered Rate
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

    Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. Our expectations, beliefs, and projections are expressed in good faith and are believed by us to have a reasonable basis, including, without limitation, management’s examination of historical operating trends, information contained in our records, and information we’ve obtained from other parties. However, we can offer no assurance that our expectations, beliefs, or projections will be realized, accomplished, or achieved.

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

PHOTRONICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	January 29, 2023	October 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$334,792	$319,680
Short-term investments	39,199	38,820
Accounts receivable, net of allowance of $1,116 in 2023 and $1,002 in 2022	220,692	198,147
Inventories	52,796	50,753
Other current assets	53,337	37,252
Total current assets	700,816	644,652

Property, plant and equipment, net	710,927	643,873
Deferred income taxes	21,922	19,816
Other assets	8,015	7,489
Total assets	$1,441,680	$1,315,830

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$6,541	$10,024
Accounts payable	84,818	79,566
Accrued liabilities	107,972	104,207
Total current liabilities	199,331	193,797

Long-term debt	27,323	32,310
Other liabilities	32,306	27,634
Total liabilities	258,960	253,741

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 61,102 shares issued and outstanding at January 29, 2023, and 60,791 shares issued and outstanding at October 31, 2022	611	608
Additional paid-in capital	494,954	493,741
Retained earnings	449,620	435,634
Accumulated other comprehensive loss	(24,420)	(98,456)
Total Photronics, Inc. shareholders’ equity	920,765	831,527
Noncontrolling interests	261,955	230,562
Total equity	1,182,720	1,062,089
Total liabilities and equity	$1,441,680	$1,315,830

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	January 29, 2023	January 30, 2022

Revenue	$211,090	$189,827
Cost of goods sold	135,013	129,964
Gross profit	76,077	59,863

Operating expenses:
Selling, general, and administrative	16,818	15,727
Research and development	3,302	5,939
Total operating expenses	20,120	21,666
Operating income	55,957	38,197

Other income (expense):
Foreign currency transactions impact, net	(16,944)	5,268
Interest income and other income, net	2,584	334
Interest expense	(65)	(895)
Income before income tax provision	41,532	42,904

Income tax provision	12,582	11,178

Net income	28,950	31,726

Net income attributable to noncontrolling interests	14,964	8,662

Net income attributable to Photronics, Inc. shareholders	$13,986	$23,064

Earnings per share:
Basic	$0.23	$0.38
Diluted	$0.23	$0.38

Weighted-average number of common shares outstanding:
Basic	60,894	60,158
Diluted	61,470	60,936

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended
	January 29, 2023	January 30, 2022

Net income	$28,950	$31,726

Other comprehensive (loss) income, net of tax of $0:
Foreign currency translation adjustments	90,519	(9,831)
Other	(54)	37
Net other comprehensive (loss) income	90,465	(9,794)

Comprehensive income	119,415	21,932

Less: comprehensive income attributable to noncontrolling interests	31,393	8,874

Comprehensive income attributable to Photronics, Inc. shareholders	$88,022	$13,058

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Three Months Ended January 29, 2023
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
	Common Stock
	Shares	Amount

Balance at October 31, 2022	60,791	$608	$493,741	$435,634	$-	$(98,456)	$230,562	$1,062,089

Net income	-	-	-	13,986	-	-	14,964	28,950
Other comprehensive income	-	-	-	-	-	74,036	16,429	90,465
Shares issued under equity plans	311	3	(608)	-	-	-	-	(605)
Share-based compensation expense	-	-	1,821	-	-	-	-	1,821

Balance at January 29, 2023	61,102	$611	$494,954	$449,620	$-	$(24,420)	$261,955	$1,182,720

	Three Months Ended January 30, 2022
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
	Common Stock
	Shares	Amount

Balance at October 31, 2021	60,024	$600	$484,672	$317,849	$-	$20,571	$176,870	$1,000,562

Net income	-	-	-	23,064	-	-	8,662	31,726
Other comprehensive (loss) income	-	-	-	-	-	(10,006)	212	(9,794)
Shares issued under equity plans	728	7	2,733	-	-	-	-	2,740
Share-based compensation expense	-	-	1,457	-	-	-	-	1,457
Contribution from noncontrolling interest	-	-	-	-	-	-	14,997	14,997
Purchase of treasury stock	-	-	-	-	(2,522)	-	-	(2,522)
Retirement of treasury stock	(188)	(1)	(1,520)	(1,001)	2,522	-	-	-

Balance at January 30, 2022	60,564	$606	$487,342	$339,912	$-	$10,565	$200,741	$1,039,166

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	January 29, 2023	January 30, 2022

Cash flows from operating activities:
Net income	$28,950	$31,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,105	20,810
Share-based compensation	1,821	1,457
Changes in assets and liabilities:
Accounts receivable	(7,565)	3,269
Inventories	1,705	(7,020)
Other current assets	(13,060)	(6,730)
Accounts payable, accrued liabilities, and other	(3,276)	15,618

Net cash provided by operating activities	27,680	59,130

Cash flows from investing activities:
Purchases of property, plant and equipment	(31,097)	(19,175)
Government incentives	1,014	-
Other	(87)	(43)

Net cash used in investing activities	(30,170)	(19,218)

Cash flows from financing activities:
Repayments of debt	(9,218)	(15,192)
Purchases of treasury stock	-	(2,522)
Contribution from noncontrolling interest	-	14,997
Proceeds from share-based arrangements	672	3,840
Net settlements of restricted stock awards	(1,168)	(1,458)

Net cash used in financing activities	(9,714)	(335)

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	27,499	(2,057)

Net increase in cash, cash equivalents, and restricted cash	15,295	37,520
Cash, cash equivalents, and restricted cash at beginning of period	322,409	279,680

Cash, cash equivalents, and restricted cash at end of period	337,704	317,200

Less: Ending restricted cash	2,912	3,005

Cash and cash equivalents at end of period	$334,792	$314,195

Supplemental disclosure of non-cash information:

Accruals for property, plant and equipment purchased during the period	$12,031	$7,092

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

The accompanying unaudited condensed consolidated financial statements (“the financial statements”) have been prepared in accordance with U.S. GAAP for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation have been included. The financial statements include the accounts of Photronics, its wholly owned subsidiaries, and the majority-owned subsidiaries which it controls. All intercompany balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Form 10-K for the fiscal year ended October 31, 2022, where we discuss and provide additional information about our accounting policies and the methods and assumptions used in our estimates.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect amounts reported in them. Our estimates, including those on the impact of COVID-19, are based on historical experience and on various assumptions that we believe to be reasonable under the facts and circumstances at the time they are made. Subsequent actual results may differ from such estimates. We review these estimates periodically and reflect any effects of revisions in the period in which they are determined.

Our business is typically impacted during the first quarter of our fiscal year by the North American, European, and Asian holiday periods, as some customers reduce their development and buying activities during this period. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2023.

NOTE 2 – SHORT-TERM INVESTMENTS

Short-term investments consist of U.S. government securities and are classified as available-for-sale. We classify available-for-sale securities on our consolidated balance sheet as follows:

-	Maturing within three months or less from the date of purchase	Cash and cash equivalents
-	Maturing, as of the date of purchase, more than three months, but with remaining maturities of less than one year, from the balance sheet date	Short-term investments
-	Maturing one year or more from the balance sheet date	Long-term marketable investments

       As of January 29, 2023, all of our available-for-sale securities had, at their dates of purchase, remaining maturities of more than three months, but less than one year, and have been classified as Short-term investments.

Available-for-sale debt investments are reported at fair value, with unrealized gains or losses (net of tax) reported in Accumulated other comprehensive income. The fair values of our available-for-sale securities are Level 1 measurements, based on quoted prices from active markets for identical assets. In the event of a sale of an available-for-sale debt investment, we would determine the cost of the investment sold at the specific individual security level, and would include any gain or loss in Interest income and other income, net, where we also report periodic interest earned and the amortization (accretion) of discounts (premiums) related to these investments. The table below provides information on our available-for-sale debt securities.

	January 29, 2023				October 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Government securities	$39,280	$-	$(81)	$39,199	$38,911	$-	$(91)	$38,820

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or net realizable value. Presented below are the components of Inventories at the balance sheet dates.

	January 29, 2023	October 31, 2022
Raw materials	$51,160	$49,326
Work in process	1,593	1,408
Finished goods	43	19
	$52,796	$50,753

NOTE 4 - PROPERTY, PLANT, AND EQUIPMENT, NET

Presented below are the components of Property, plant, and equipment, net at the balance sheet dates.

	January 29, 2023	October 31, 2022
Land	$11,971	$11,134
Buildings and improvements	178,095	168,024
Machinery and equipment	1,909,200	1,769,478
Leasehold improvements	20,144	18,802
Furniture, fixtures, and office equipment	15,526	14,355
Construction in progress	115,190	90,846
	2,250,126	2,072,639
Accumulated depreciation and amortization	(1,539,199)	(1,428,766)
	$710,927	$643,873

Information on ROU assets resulting from finance leases, at the balance sheet dates, is presented below.

	January 29, 2023	October 31, 2022
Machinery and equipment	$42,822	$42,760
Accumulated amortization	(5,491)	(4,784)
	$37,331	$37,976

The following table presents depreciation expense (including the amortization of ROU assets) related to property, plant, and equipment incurred during the reporting periods.

	Three Months Ended
	January 29, 2023	January 30, 2022
Depreciation Expense	$19,028	$20,723

NOTE 5 - PDMCX JOINT VENTURE

In January 2018, Photronics, Inc., through its wholly owned Singapore subsidiary (hereinafter, within this Note “we”, “Photronics”, “us”, or “our”), and DNP, through its wholly owned subsidiary “DNP Asia Pacific PTE, Ltd.”, entered into a joint venture under which DNP obtained a 49.99% interest in our IC business in Xiamen, China. The joint venture, which we refer to as “PDMCX”, was established to develop and manufacture photomasks for semiconductors. We entered into this joint venture to enable us to compete more effectively for the merchant photomask business in China, and to benefit from the additional resources and investment that DNP provides to enable us to offer advanced-process technology to our customers.

In 2020, in combination with local financing obtained by PDMCX, Photronics and DNP fulfilled their investment obligations under the PDMCX operating agreement (“the Agreement”). As discussed in Note 6, liens were granted to the local financing entity on property, plant, and equipment with a January 29, 2023, and October 31, 2022, total carrying value of $74.0 million and $70.7 million, respectively, as collateral for the loans.

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

The following table presents net income we recorded from the operations of PDMCX during the reporting periods.

	Three Months Ended
	January 29, 2023	January 30, 2022
Net income from PDMCX	$5,918	$1,877

As required by the guidance in Topic 810 - “Consolidation” of the Accounting Standards Codification (“ASC”), we evaluated our involvement in PDMCX for the purpose of determining whether we should consolidate its results in our financial statements. The initial step of our evaluation was to determine whether PDMCX was a variable interest entity (“VIE”). Due to its lack of sufficient equity at risk to finance its activities without additional subordinated financial support, we determined that it was a VIE. Having made this determination, we then assessed whether we were the primary beneficiary of the VIE and concluded that we were the primary beneficiary during the current and prior year reporting periods; thus, as required, the PDMCX financial results have been consolidated with Photronics. Our conclusion was based on the facts that we held a controlling financial interest in PDMCX (which resulted from our having the power to direct the activities that most significantly impacted its economic performance) and had the obligation to absorb losses and the right to receive benefits that could potentially be significant to PDMCX. Our conclusions that we had the power to direct the activities that most significantly affected the economic performance of PDMCX during the current and prior year reporting periods were based on our right to appoint the majority of its board of directors, which has, among others, the powers to manage the business (through its rights to appoint and evaluate PDMCX’s management), incur indebtedness, enter into agreements and commitments, and acquire and dispose of PDMCX’s assets. In addition, as a result of the 50.01% variable interest we held during the current and prior year periods, we had the obligation to absorb losses, and the right to receive benefits, that could potentially be significant to PDMCX.

The following table presents the carrying amounts of PDMCX assets and liabilities included in our condensed consolidated balance sheets. General creditors of PDMCX do not have recourse to the assets of Photronics (other than the net assets of PDMCX); therefore, our maximum exposure to loss from PDMCX is our interest in the carrying amount of the net assets of the joint venture.

	January 29, 2023		October 31, 2022
Classification	Carrying Amount	Photronics Interest	Carrying Amount	Photronics Interest
Current assets	$119,928	$59,976	$127,542	$63,784
Noncurrent assets	150,365	75,198	119,392	59,708
Total assets	270,293	135,174	246,934	123,492

Current liabilities	52,302	26,156	51,274	25,643
Noncurrent liabilities	5,414	2,708	9,161	4,581
Total liabilities	57,716	28,864	60,435	30,224

Net assets	$212,577	$106,310	$186,499	$93,268

NOTE 6 - DEBT

The tables below provide information on our long-term debt.

As of January 29, 2023	Xiamen Project Loans	Finance Leases		Total
Principal due:
Next 12 months	$-	$6,541		$6,541
Months 13 – 24	$-	$20,772		$20,772
Months 25 – 36	3,893	2,633		6,526
Months 37 – 48	-	13		13
Months 49 – 60	-	12		12
Long-term debt	3,893	23,430		27,323
Total debt (4)	$3,893	$29,971		$33,864

Interest rate at balance sheet date	4.3%	N/A
Basis spread on interest rates	0.00	N/A
Interest rate reset	Quarterly	N/A
Maturity date	December 2025	N/A
Periodic payment amount	Varies as loans mature(1)(3)	Varies as leases mature
Periodic payment frequency	Semiannual, on individual loans	Monthly
Loan collateral (carrying amount)	$73,973	$37,331	(2)

(1)
During the three-month period ended January 29, 2023, we repaid 30.0 million RMB (approximately $4.4 million), of which, 6.0 million RMB was due to be paid in June 2025, and 24.0 million RMB was due to be paid in December 2025.

(2)	Represents the carrying amount at the balance sheet date of the related ROU assets, in which the lessors have secured interests.
(3)	In February 2023, we repaid the entire outstanding balance of 26.4 million RMB (approximately $3.9 million) shown in the table above.
(4)	We are in compliance with all of our debt covenants as of January 29, 2023.

As of October 31, 2022	Xiamen Project Loans	Xiamen Working Capital Loans	Finance Leases		Total
Principal due:
Next 12 months	$-	$3,512	$6,512		$10,024
Months 13 – 24	$-	$-	$6,610		$6,610
Months 25 – 36	1,098	-	17,961		19,059
Months 37 – 48	6,641	-	-		6,641
Long-term debt	$7,739	$-	$24,571		$32,310

Interest rate at balance sheet date	4.30% - 4.45%	4.46%	N/A
Basis spread on interest rates	0.00	76	N/A
Interest rate reset	Quarterly	Monthly/Annually	N/A
Maturity date	December 2025	July 2023	N/A
Periodic payment amount	Varies as loans mature (1)	Increases as loans mature	Varies as leases mature
Periodic payment frequency	Semiannual, on individual loans	Semiannual, on individual loans	Monthly
Loan collateral (carrying amount)	$70,705	N/A	$37,976	(2)

(1)	During the three-month period ended October 31, 2022, we repaid 81.0 million RMB (approximately $11.5 million) that had contractual maturity dates ranging from December 2023 through June 2025.
(2)	Represents the carrying amount at the balance sheet date of the related ROU assets, in which the lessors have secured interests.

Xiamen Project Loans

In November 2018, PDMCX obtained approval to borrow 345.0 million RMB from the Industrial and Commercial Bank of China. From November 2018 through July 2020, PDMCX entered into separate loan agreements (the “Project Loans”) for the entire approved amount and, as of January 29, 2023, 26.4 million RMB ($3.9 million) remained outstanding. The Project Loans were used to finance certain capital expenditures at the PDMCX facility and are collateralized by liens granted on the land use right, building, and certain equipment located at the facility. The interest rates on the Project Loans are variable (based on the RMB Loan Prime Rate of the National Interbank Funding Center), and interest incurred on the loans was eligible for reimbursement through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provide for such reimbursements up to a prescribed limit and duration. The Project Loans are subject to covenants and provisions, certain of which relate to the assets pledged as security for the loans, all of which we were in compliance with as of January 29, 2023. In February 2023, PDMCX repaid the entire outstanding balance of 26.4 million RMB ($3.9 million).

Xiamen Working Capital Loans

In November 2018, PDMCX obtained approval for revolving, unsecured credit of the equivalent of $25.0 million, pursuant to which PDMCX may enter into separate loan agreements with varying terms to maturity. This facility is subject to annual reviews and extensions, with the most recent extension set to expire in November 2023. In December 2022, we repaid our entire outstanding balance of 25.6 million RMB ($3.6 million). As of January 29, 2023, PDMCX had no amount outstanding against the approval. The interest rates are variable, based on the RMB Loan Prime Rate of the National Interbank Funding Center. Interest incurred on the loans related to the amount borrowed was eligible for reimbursement through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provided for such reimbursements up to a prescribed limit and duration.

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

In December 2020, we entered into a five-year $35.5 million finance lease for a high-end lithography tool. Monthly payments on the lease, which commenced in January 2021, increased from $0.04 million during the first three months to $0.6 million for the following nine months, followed by forty-eight monthly payments of $0.5 million. As of the due date of the forty-eighth monthly payment, we may exercise an early buyout option to purchase the tool for $14.1 million. If we do not exercise the early buyout option, then at the end of the five-year lease term, at our option, we may return the tool, elect to extend the lease term for a period and a lease payment to be agreed with lessor at the time, or purchase the tool for its then-fair market value, as determined by the lessor. Since we are reasonably certain that we will exercise the early buyout option, our lease liability reflects such exercise and we have classified the lease as a finance lease. The interest rate implicit in the lease is 1.58%. The lease agreement incorporates the covenants included in our Corporate Credit Agreement, which are detailed below, and includes a cross-default provision for any agreement or instrument with an outstanding, committed balance greater than $5.0 million in which we are the indebted party.

Corporate Credit Agreement

In September 2018, we entered into a five-year amended and restated credit agreement (the “Credit Agreement”), which has a $50 million borrowing limit, with an expansion capacity to $100 million. The Credit Agreement is secured by substantially all of our assets located in the United States and common stock we own in certain subsidiaries. The Credit Agreement includes covenants around minimum interest coverage ratio, total leverage ratio, and minimum unrestricted cash balance (all of which we were in compliance with at January 29, 2023), and limits the amount of cash dividends, distributions, and redemptions we can pay on our common stock to an aggregate annual amount of $50 million. We had no outstanding borrowings against the Credit Agreement at January 29, 2023. The interest rate on the Credit Agreement (5.52% at January 29, 2023) is based on our total leverage ratio at one-month LIBOR plus a spread, as defined in the Credit Agreement.

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

Contract Assets, Contract Liabilities, and Accounts Receivable

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. Contract assets reflect our transfer of control of photomasks that are in process or completed but not yet shipped to customers. A receivable is recognized when we have an unconditional right to payment for our performance, which generally occurs when we ship the photomasks. Our contract assets primarily consist of a significant amount of our in-process production orders and fully manufactured photomasks which have not yet shipped, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the in-process orders are cancelled by customers. On an individual contract basis, we net contract assets with contract liabilities (deferred revenue) for financial reporting purposes. We did not identify impairment indicators for any outstanding contract assets during the three-month periods ended January 29, 2023, or January 30, 2022.

The following table provides information about our contract balances at the balance sheet dates.

Classification	January 29, 2023	October 31, 2022
Contract Assets
Other current assets	$19,414	$15,752

Contract Liabilities
Accrued liabilities	$18,805	$18,872
Other liabilities	6,786	4,989
	$25,591	$23,861

The following table presents revenue recognized from contract liabilities that existed at the beginning of the reporting periods.

	Three Months Ended
	January 29, 2023	January 30, 2022
Revenue recognized from beginning liability	$7,638	$4,242

We generally record our accounts receivable at their billed amounts. All outstanding past due customer invoices are reviewed for collectability during, and at the end of, every reporting period. To the extent we believe a loss on the collection of a customer invoice is probable, we record the loss and credit an allowance for credit losses. In the event that an amount is determined to be uncollectible, we charge the allowance for credit losses and derecognize the related receivable. We did not incur any credit losses on our accounts receivable during the three-month periods ended January 29, 2023, or January 30, 2022.

Our invoice terms generally range from net-thirty to ninety days, depending on both the geographic market in which the transaction occurs and our payment agreements with specific customers. In the event that our evaluation of a customer’s business prospects and financial condition indicate that the customer presents a collectability risk, we modify terms of sale, which may require payment in advance of performance. At the time of adoption, we elected the practical expedient allowed under ASC Topic 606 “Revenue from Contracts with Customers” (“Topic 606”) that permits us not to adjust a contract’s promised amount of consideration to reflect a financing component when the period between when we transfer control of goods or services to customers and when we are paid is one year or less.

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

Disaggregation of Revenue

The following tables present our revenue for the three-month periods ended January 29, 2023, and January 30, 2022, disaggregated by product type, geographic origin, and timing of recognition.

	Three Months Ended
	January 29, 2023	January 30, 2022
Revenue by Product Type
IC
High-end	$48,003	$46,534
Mainstream	108,586	83,227
Total IC	$156,589	$129,761

FPD
High-end	$45,691	$46,276
Mainstream	8,810	13,790
Total FPD	$54,501	$60,066
	$211,090	$189,827

	Three Months Ended
	January 29, 2023	January 30, 2022
Revenue by Geographic Origin*
Taiwan	$75,569	$67,841
China	58,932	45,953
Korea	37,832	39,515
United States	29,881	27,176
Europe	8,447	8,914
Other	429	428
	$211,090	$189,827

* This table disaggregates revenue by the location in which it was earned.

	Three Months Ended
Revenue by Timing of Recognition	January 29, 2023	January 30, 2022
Over time	$197,164	$170,264
At a point in time	13,926	19,563
	$211,090	$189,827

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

Product Warranties

Our photomasks are sold under warranties that generally range from one to twenty-four months. We warrant that our photomasks conform to customer specifications and will typically repair, replace, or issue a refund for any photomasks that fail to do so. The warranties do not represent separate performance obligations in our revenue contracts. Historically, customer claims under warranties have been immaterial.

NOTE 8 - SHARE-BASED COMPENSATION

In March 2016, shareholders approved our current equity incentive compensation plan (the “Plan”), under which incentive stock options, non-qualified stock options, stock grants, stock-based awards, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and other stock or cash awards may be granted. Shares to be issued under the Plan may be authorized and unissued shares, issued shares that have been reacquired by us (in the open market or in private transactions), or a combination thereof. The maximum number of shares of common stock approved that may be issued under the Plan is four million shares. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of Photronics or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. The table below presents information on our share-based compensation expenses for the three-month periods ended January 29, 2023, and January 30, 2022.

	Three Months Ended
	January 29, 2023	January 30, 2022
Expense reported in:
Cost of goods sold	$281	$143
Selling, general, and administrative	1,378	1,180
Research and development	162	134
Total expense incurred	$1,821	$1,457

Expense by award type:
Restricted stock awards	$1,764	$1,367
Stock options	1	38
Employee stock purchase plan	56	52
Total expense incurred	$1,821	$1,457

Income tax benefits of share-based compensation	$155	$84
Share-based compensation cost capitalized	$-	$-

Restricted Stock Awards

We periodically grant restricted stock awards, the restrictions on which typically lapse over a service period of one to four years. The fair value of the awards is determined on the date of grant, based on the closing price of our common stock. The table below presents information on our restricted stock awards for the three-month periods ended January 29, 2023, and January 30, 2022.

	Three Months Ended
	January 29, 2023	January 30, 2022
Number of shares granted in period	786,500	535,400
Weighted-average grant-date fair value of awards (in dollars per share)	$16.77	$19.28
Compensation cost not yet recognized	$18,526	$15,106
Weighted-average amortization period for cost not yet recognized (in years)	3.2	3.0
Shares outstanding at balance sheet date	1,374,422	1,128,179

Stock Options

Option awards generally vest in one to four years and have a ten-year contractual term. All incentive and non-qualified stock option grants must have an exercise price no less than the market value of the underlying common stock on the date of grant. The grant-date fair values of options are based on closing prices of our common stock on the dates of grant and are calculated using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of our common stock. We use historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that options are expected to remain outstanding. The risk-free rate of return for the estimated term of an option is based on the U.S. Treasury yield curve in effect at the date of grant. The table below presents information on our stock options for the three-month periods ended January 29, 2023, and January 30, 2022.

	Three Months Ended
	January 29, 2023	January 30, 2022
Number of options granted in period	-	-
Cash received from option exercised	$563	$3,714
Compensation cost not yet recognized	$-	$71
Weighted-average amortization period for cost not yet recognized (in years)	-	1.0

Information on outstanding and exercisable option awards as of January 29, 2023, is presented below.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding and exercisable at January 29, 2023	528,551	$10.11	3.28	$4,605

NOTE 9 - INCOME TAXES

We calculate our provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. The table below sets forth the primary reasons that our effective income tax rates differed from the U.S. statutory tax rates in effect during the three-month periods ended January 29, 2023, and January 30, 2022.

Reporting Period	U.S. Statutory Tax Rates	Photronics Effective Tax Rates	Primary Reasons for Differences

Three months ended January 29, 2023	21.0%	30.3%
Non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances; non-U.S. pre-tax income being taxed at higher statutory rates in non-U.S. jurisdictions; and the establishment of uncertain tax positions in non-U.S. jurisdictions.

Three months ended January 30, 2022	21.0%	26.1%
Non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances; non-U.S. pre-tax income being taxed at higher statutory rates in non-U.S. jurisdictions; and the establishment of uncertain tax positions in non-U.S. jurisdictions.

Uncertain Tax Positions

Although the timing of reversal of uncertain tax positions may be uncertain, as they can be dependent upon the settlement of tax audits, we believe that the amount of uncertain tax positions (including interest and penalties, and net of tax benefits) that may be resolved over the next twelve months is $0.4 million. Resolution of these uncertain tax positions may result from either or both the lapses of statutes of limitations and tax settlements. We are no longer subject to tax authority examinations in the U.S., major foreign, or state tax jurisdictions for years prior to fiscal year 2017. The table below presents information on our unrecognized tax benefits as of the balance sheet dates.

	January 29, 2023	October 31, 2022

Unrecognized tax benefits related to uncertain tax positions	$6,318	$5,599
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$6,318	$5,599
Accrued interest and penalties related to uncertain tax positions	$467	$395

NOTE 10 - EARNINGS PER SHARE

The calculations of basic and diluted earnings per share are presented below.

	Three Months Ended
	January 29, 2023	January 30, 2022

Net income attributable to Photronics, Inc. shareholders	$13,986	$23,064
Effect of dilutive securities	-	-
Earnings used for diluted earnings per share	$13,986	$23,064

Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	60,894	60,158
Effect of dilutive securities:
Share-based payment awards	576	778
Potentially dilutive common shares	576	778

Weighted-average common shares used for diluted earnings per share	61,470	60,936

Basic earnings per share	$0.23	$0.38
Diluted earnings per share	$0.23	$0.38

The table below illustrates the outstanding weighted-average share-based payment awards that were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be antidilutive.

	Three Months Ended
	January 29, 2023	January 30, 2022
Share-based payment awards	268	165
Total potentially dilutive shares excluded	268	165

NOTE 11 - COMMITMENTS AND CONTINGENCIES

As of January 29, 2023, we had commitments outstanding for capital expenditures of approximately $132.0 million, primarily for purchases of high-end equipment.

In May 2022, we were informed of a customs audit in one of our China operations. We estimated a contingency ranging from $2.2 million to $3.7 million, which include unpaid additional customs duties and related interest and penalties for the previous three years (the period under audit). In the three-month period ended May 1, 2022, we recorded a contingent loss of $2.2 million, as we believed this was the most likely outcome. The $2.2 million amount was recorded with a charge to Cost of goods sold in the condensed consolidated statements of income and Accrued liabilities in the condensed consolidated balance sheets. In November 2022, upon settlement of the audit, we reversed $1.0 million of the accrual.

We are subject to various other claims that arise in the ordinary course of business. We believe that our potential liability under such claims, individually or in the aggregate, will not have a material effect on our consolidated financial statements.

NOTE 12 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME BY COMPONENT

The following tables set forth the changes in our accumulated other comprehensive (loss) income by component (net of tax of $0) for the three-month periods ended January 29, 2023, and January 30, 2022.

	Three Months Ended January 29, 2023
	Foreign Currency Translation Adjustments	Other	Total

Balance at October 31, 2022	$(97,790)	$(666)	$(98,456)
Other comprehensive (loss) income	90,519	(54)	90,465
Less: Other comprehensive loss (income) attributable to noncontrolling interests	16,466	(37)	16,429

Balance at January 29, 2023	$(23,737)	$(683)	$(24,420)

	Three Months Ended January 30, 2022
	Foreign Currency Translation Adjustments	Other	Total

Balance at October 31, 2021	$21,476	$(905)	$20,571
Other comprehensive (loss) income	(9,831)	37	(9,794)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	194	18	212

Balance at January 30, 2022	$11,451	$(886)	$10,565

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

The fair values of our cash and certain cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying values due to their short-term maturities. The fair values of our Short-term investments are Level 1 measurements. (Please refer to “Investments” within Note 2 for additional fair value information on our Short-term investments.) The fair values of certain cash equivalents are Level 2 measurements that are provided by independent third-party pricing services or other independent entities, which may use matrix pricing, valuation models, or other methods which utilize observable market data. The fair values of our variable-rate debt instruments are Level 2 measurements and approximate their carrying values due to the variable nature of their underlying interest rates. Other than our Short-term investments, we did not have any assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at January 29, 2023, or October 31, 2022.

NOTE 14 - SHARE REPURCHASE PROGRAMS

In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. We commenced repurchasing shares under this authorization on September 16, 2020. All of the shares repurchased under this authorization prior to January 30, 2022, have been retired prior to that date. As of January 29, 2023, $31.7 million was available under this authorization for the purchase of additional shares. The table below presents information on this repurchase program for the three-month periods ended January 29, 2023, and January 30, 2022.

	Three Months Ended
	January 29, 2023	January 30, 2022

Number of shares repurchased	-	188
Cost of shares repurchased	$-	$2,522
Average price paid per share	$-	$13.43

NOTE 15 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, to simplify the accounting for transitioning from LIBOR, and other interbank offered rates expected to be discontinued, to alternative reference rates. The guidance in this Update was effective upon its issuance; if elected, it was to be applied prospectively from December 31, 2022. In December 2022, the FASB issued ASU 2022-06 “Deferral of the Sunset Date of Topic 848” which extended the time that the optional expedients and exceptions may be adopted to December 31, 2024.  We do not expect the impact of this ASU to be material to our consolidated financial statements.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management's discussion and analysis (“MD&A”) of the Company's financial condition and results of operations should be read in conjunction with its condensed consolidated financial statements and related notes. Various sections of this MD&A contain forward-looking statements, all of which are presented based on current expectations, which may be adversely affected by uncertainties and risk factors (presented throughout this filing and in the Company's Form 10-K for fiscal year 2022), that may cause actual results to materially differ from these expectations. See “Forward-Looking Statements”.

We sell substantially all of our photomasks to semiconductor designers and manufacturers, and manufacturers of FPDs. Photomask technology is also being applied to the fabrication of other higher-performance electronic products such as photonics, microelectronic mechanical systems, and certain nanotechnology applications. Our selling cycle is tightly interwoven with the development and release of new semiconductor and display designs and applications, particularly as they relate to the semiconductor industry's migration to more advanced product innovation, design methodologies, and fabrication processes. The demand for photomasks primarily depends on design activity rather than sales volumes from products manufactured using photomask technologies. Consequently, an increase in semiconductor or display sales does not necessarily result in a corresponding increase in photomask sales. However, the reduced use of customized ICs, reductions in design complexity, other changes in the technology or methods of manufacturing or designing semiconductors, or a slowdown in the introduction of new semiconductor or display designs could reduce demand for photomasks ‒ even if the demand for semiconductors and displays increases. Advances in semiconductor, display, and photomask design and production methods that shift the burden of achieving device performance away from lithography could also reduce the demand for photomasks. Historically, the microelectronics industry has been volatile, experiencing periodic downturns and slowdowns in design activity. These negative trends have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices, with a concomitant effect on revenue and profitability.

We are typically required to fulfill customer orders within a short period of time, sometimes within twenty-four hours. This results in a minimal level of backlog, typically two to three weeks of backlog for FPD photomasks and one to two weeks for IC photomasks. However, the demand for some IC photomasks has expanded beyond the industry’s capacity to supply them within the traditional time period; thus, for some products, the backlog can expand to as long as two to three months.

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

Results of Operations
Three Months Ended January 29, 2023

The following table presents selected operating information expressed as a percentage of revenue. The columns may not foot due to rounding.

	Three Months Ended
	January 29,	October 31,	January 30,
	2023	2022	2022
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	64.0	61.8	68.5
Gross profit	36.0	38.2	31.5

Operating expenses:
Selling, general, and administrative	8.0	7.5	8.3
Research and development	1.6	1.9	3.1
Operating income	26.5	28.8	20.1

Non-operating income (expense), net	(6.8)	5.1	2.5

Income before income tax provision	19.7	33.9	22.6

Income tax provision	6.0	7.6	5.9

Net income	13.7	26.3	16.7

Net income attributable to noncontrolling interests	7.1	8.7	4.6

Net income attributable to Photronics, Inc. shareholders	6.6%	17.6%	12.2%

Note: All tabular comparisons included in the following discussion, unless otherwise indicated, are for the three-month periods ended January 29, 2023 (Q1 FY23), October 31, 2022 (Q4 FY22), and January 30, 2022 (Q1 FY22), in millions of dollars, except number of shares (in thousands) and per share amount. The columns may not foot due to rounding.

Revenue

 Our quarterly revenues can be affected by the seasonal purchasing practices of our customers. As a result, demand for our products is typically reduced during the first quarter of our fiscal year by the North American, European, and Asian holiday periods, as some of our customers reduce their development and, consequently, their buying activities during those periods.

     The following tables present changes in disaggregated revenue in Q1 FY23 from revenue in prior reporting periods.

Quarterly Changes in Revenue by Product Type

	Q1 FY23 compared with Q4 FY22			Q1 FY23 compared with Q1 FY22
	Revenue in	Increase	Percent	Increase	Percent
	Q1 FY23	(Decrease)	Change	(Decrease)	Change
IC
High-end *	$48.0	$3.6	8.2%	$1.1	2.3%
Mainstream	108.6	(3.3)	(2.9)%	25.7	31.1%

Total IC	$156.6	$0.3	0.2%	$26.8	20.7%

FPD
High-end *	$45.7	$2.3	5.3%	$(0.6)	(1.3)%
Mainstream	8.8	(1.8)	(17.2)%	(5.0)	(36.1)%

Total FPD	$54.5	$0.5	0.8%	$(5.6)	(9.3)%

Total Revenue	$211.1	$0.8	0.4%	$21.2	11.2%

* High-end photomasks typically have higher average selling prices (ASPs) than mainstream products.

Quarterly Changes in Revenue by Geographic Origin**

	Q1 FY23 compared with Q4 FY22			Q1 FY23 compared with Q1 FY22
	Revenue in	Increase	Percent	Increase	Percent
	Q1 FY23	(Decrease)	Change	(Decrease)	Change
Taiwan	$75.6	$(0.7)	(0.9)%	$7.7	11.4%
China	58.9	6.5	12.4%	13.0	28.2%
Korea	37.8	(0.2)	(0.3)%	(1.7)	(4.3)%
United States	29.9	(4.1)	(12.1)%	2.7	10.0%
Europe	8.4	(0.6)	(6.7)%	(0.5)	(5.2)%
Other	0.5	(0.1)	(21.4)%	-	0.2%
	$211.1	$0.8	0.4%	$21.2	11.2%

** This table disaggregates revenue by the location in which it was earned.

 Revenue in Q1 FY23 was $211.1 million, representing an increase of 0.4% compared with Q4 FY22 and 11.2% from Q1 FY22.

 IC photomask revenue increased 0.2% and 20.7% in Q1 FY23, compared with Q4 FY22 and Q1 FY22, respectively. These increases were driven by continued strong demand in Asia, resulting from robust design activity for high-end products, and increased pricing and continued strong demand for mainstream products used for computer chips used in the production of consumer goods, products considered part of the “internet-of-things”, 5G wireless technology applications, and cryptocurrency mining.

 The increase from Q4 FY22 is due to increased high-end demand, particularly in Asia, more than offsetting limited softness in mainstream. Although somewhat softer, mainstream demand remains strong, due to the proliferation of IC’s. This strong demand continues to strain the photomask industry’s mainstream tool capacity, thereby providing the conditions that support a favorable pricing environment. This has enabled us to maintain increased selling prices, though expediting premiums that customers pay to accelerate deliveries have decreased. The increase from Q1 FY22, is driven by continued strong growth in Asia and the U.S. for high-end products, increased pricing and continued growth for mainstream products.

 FPD revenue increased 0.8% and decreased 9.3% in Q1 FY23, compared with Q4 FY22 and Q1 FY22, respectively. The increase from Q4 FY22 is driven by increased high-end demand more than offsetting lower mainstream demand. High-end growth came from improved G10.5+ demand and continued strength in mobile displays. The decrease from Q1FY22 is primarily due to softer mainstream demand, and lower G10.5+ demand that offset an increase in AMOLED. We believe that strong demand for AMOLED photomasks used in mobile devices will continue, as expected technology advances drives increasing overall demand for higher-value masks.

Gross Margin

			Percent		Percent
	Q1 FY23	Q4 FY22	Change	Q1 FY22	Change
Gross profit	$76.1	$80.3	(5.2)%	$59.9	27.1%
Gross margin	36.0%	38.2%		31.5%

  Gross margin decreased by 2.2 percentage points in Q1 FY23, from Q4 FY22, despite a slight increase in revenue, primarily as a result of unfavorable product mix and lower expediting premiums that customers pay to accelerate deliveries. Material costs increased 2.9% from the prior quarter, and increased, as a percentage of revenue, by 60 basis points. Labor costs remained flat, and as a percentage of revenue. Equipment and other overhead costs increased 6.3% and increased 160 basis points as a percentage of revenue.

  Gross margin increased by 4.5 percentage points in Q1 FY23, from Q1 FY22, primarily as a result of the increase in revenue from the prior year quarter. Material costs decreased 1.0% from the prior year quarter, and decreased 301 basis points, as a percentage of revenue. Labor and benefits costs increased 14.2% from the prior year quarter and increased 30 basis points as a percent of revenue, as labor increased in both the U.S. and at several Asia-based facilities, reflecting labor market conditions. Equipment and other overhead costs increased 4.5% but decreased 180 basis points, as a percentage of revenue. Increased outsourced manufacturing costs, partially offset by decreased depreciation and equipment maintenance expenses, were the most significant contributors to the net increase in equipment and other overhead costs.

Selling, General, and Administrative Expenses

  Selling, general, and administrative expenses were $16.8 million in Q1 FY23, compared with $15.7 million in Q4 FY22. The increase of $1.1 million was primarily the result of increased compensation and related benefits and payroll tax expenses in the U.S. of $1.1 million. Selling, general, and administrative expenses increased $1.1 million in Q1 FY23, from $15.7 million in Q1 FY22, primarily as a result of increased compensation and related expenses of $0.9 million and increased professional fees of $0.2 million.

Research and Development Expenses

  Research and development expenses, which primarily consist of development and qualification efforts related to process technologies for high-end IC and FPD applications, were $3.3 million in Q1 FY23, $4.0 million in Q4 FY22, and $5.9 million in Q1 FY22. Research and development expenses decreased from all prior periods as a result of decreased development activities in the U.S.

Non-operating Income (Expense)

	Q1 FY23	Q4 FY22	Q1 FY22
Foreign currency transactions impact, net	$(16.9)	$10.4	$5.3
Interest expense, net	(0.1)	(0.4)	(0.9)
Interest income and other income (expense), net	2.6	0.8	0.3

Non-operating income (expense), net	(14.4)	10.8	4.7

  Non-operating income (expense) decreased $25.2 million to $(14.4) million in Q1 FY23, compared with $10.8 million in Q4 FY22, primarily due to unfavorable movements of the South Korean won and the New Taiwan dollar against the U.S. dollar exceeding a favorable movement of the RMB against the U.S. dollar. Interest income and other income (expense) increased to $2.3 million in Q1 FY23, compared with $0.8 million in Q4 FY22, and $0.3 million in Q1 FY22 as a result of Treasury Securities purchased in Q4 FY22.

  Non-operating income (expense) decreased $19.1 million to $(14.4) million in Q1 FY23, compared with $4.7 million in Q1 FY22. Unfavorable movement of the New Taiwan dollar and less favorable movement of the South Korean won against the U.S. dollar exceeding favorable movements of the RMB were the primary drivers of the negative impact of foreign currency transactions. Interest expense decreased as a result of our lower average debt balance, which decreased significantly as a result of early repayments made in FY22.

Income Tax Provision

	Q1 FY23	Q4 FY22	Q1 FY22

Income tax provision	$12.6	$16.1	$11.2
Effective income tax rate	30.3%	22.5%	26.1%

The effective income tax rate is sensitive to the jurisdictional mix of earnings, due in part to the non-recognition of tax benefits on losses in jurisdictions with valuation allowances where the tax benefits of the losses are not available.

The effective income tax rate increase in Q1 FY23, compared with Q4 FY22, is primarily due to changes in the jurisdictional mix of earnings and an increase in foreign taxes in Q1 FY23.

The effective income tax rate increase in Q1 FY23, compared with Q1 FY22, is primarily due to changes in the jurisdictional mix of earnings and an increase in foreign taxes in Q1 FY23.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $15.0 million in Q1 FY23, compared with $18.2 million in Q4 FY22, and $8.7 million in Q1 FY22. The increases from Q1 FY22 to Q1 FY23 resulted from increased net income at our Taiwan-based and China-based IC joint ventures.

Liquidity and Capital Resources

     Cash and cash equivalents were $334.8 million and $319.7 million as of January 29, 2023, and October 31, 2022, respectively. As of the most recent balance sheet date, total cash and cash equivalents included $315.7 million held by foreign subsidiaries. Net Cash, a non-GAAP financial measure as defined and discussed in the Non-GAAP Financial Measures section below, was $340.2 million and $316.2 million as of January 29, 2023, and October 31, 2022, respectively. Our primary sources of liquidity are our cash on hand, cash we generate from operations, and borrowing capacity we have available from financial institutions. Our corporate credit agreement has a $50 million borrowing limit, with an expansion capacity to $100 million. Although we have not accessed funds under our corporate credit facilities since 2011, it continues to afford us financial flexibility. In addition, in China, we currently have approximately $25.0 million of borrowing capacity to support local operations. See Note 6 to the condensed consolidated financial statements for additional information on our currently available financing.

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

We estimate capital expenditures for full year FY23 will be approximately $130 million; these investments will be targeted towards high-end and mainstream IC capacity and efficiency, and enable us to support our customers’ near-term demands. As of January 29, 2023, we had outstanding capital commitments of approximately $132.0 million and recognized liabilities related to capital equipment purchases of approximately $14.9 million. Although payment timing could vary, primarily as a result of the timing of tool delivery, installation, and testing, we currently estimate that we will fund $61.0 million of our total $147.0 million committed and recognized obligations for capital expenditures over the next twelve months. Please refer to Note 6 to the condensed consolidated financial statements for information on our outstanding debt.

In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. This authorization does not obligate the Company to repurchase any dollar amount or number of shares of common stock. As of January 29, 2023, our current share repurchase program had approximately $31.7 million remaining under its authorization. Depending on market conditions, we may utilize some or the entire remaining approved amount to reacquire additional shares. On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted in the U.S. Among other provisions, the IRA included a one percent excise tax on corporate share repurchases. The one percent excise tax on share repurchases applies to shares repurchased after December 31, 2022, and excludes repurchases under $1 million. We do not anticipate that the IRA will have a material effect on our liquidity.

As discussed in Note 5 to the condensed consolidated financial statements, DNP, the noncontrolling interest in our China-based joint venture has, under certain circumstances, the right to put its interest in the joint venture to Photronics, or to purchase our interest in the joint venture. Under all such circumstances, the sale of DNP’s interest would be at its ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance. As of the date of issuance of this report, DNP had not indicated its intention to exercise this right. As of January 29, 2023, Photronics and DNP each had net investments in this joint venture of approximately $106.3 million.

Cash Flows

	Q1 FY23	Q1 FY22
Net cash provided by operating activities	$27.7	$59.1
Net cash used in investing activities	$(30.2)	$(19.2)
Net cash used in financing activities	$(9.7)	$(0.3)

Operating Activities: Net cash provided by operating activities reflects net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, and the impacts of cash from changes in operating assets and liabilities. Net cash provided by operating activities decreased by $31.4 million in Q1 FY23, compared with Q1 FY22, due to decreased net income and cash generated from changes in working capital.

Free Cash Flow and LTM (“Last Twelve Months”) Free Cash Flow, which are non-GAAP financial measures as discussed in the “Non-GAAP Financial Measures” section below, decreased by $42.3 million and increased by $45.9 million, respectively, compared with Q1 FY23, primarily due to the decrease in Net cash provided by operating activities discussed above and a reduction in spending on property, plant, and equipment.

Investing Activities: Net cash flows used in investing activities primarily consisted of purchases of property, plant, and equipment of $31.1 million, which increased $11.9 million in Q1 FY23, compared with Q1 FY22. The increased spending on property, plant, and equipment was partially offset by a $1.0 million increase in investment related government incentives received in China.

Financing Activities: Net cash flows used in financing activities primarily consist of share repurchases, proceeds from and repayments of debt, and contributions from noncontrolling interests. Net cash used in financing activities increased by $9.4 million in Q1 FY23, compared with Q1 FY22, primarily due to contributions from noncontrolling interests in our majority owned subsidiaries in Taiwan and China of $15.0 million in Q1 FY22 and decreased debt repayments of $6.0 million.

The increase in our cash balance from Q1 FY22 was favorably impacted by the effects of exchange rate changes in the amount of $27.5 million in Q1 FY23, which was in contrast to the $2.0 million unfavorable impact the effects of exchange rate changes had on our cash balance in Q1 FY22.

Non-GAAP Financial Measures

Non-GAAP Net Income attributable to Photronics, Inc. shareholders and non-GAAP earnings per share, Free Cash Flow, LTM Free Cash Flow, and Net Cash are "non-GAAP financial measures" as such term is defined by the Securities and Exchange Commission and may differ from similarly named non-GAAP financial measures used by other companies. The financial tables below reconcile Photronics, Inc. financial results under GAAP to non-GAAP financial information. We believe these non-GAAP financial measures that exclude certain items are useful for analysts and investors to evaluate our future on-going performance because they enable a more meaningful comparison of our projected performance with our historical results. These non-GAAP metrics are not intended to represent funds available for our discretionary use and are not intended to represent, or be used as a substitute for, net income attributable to Photronics, Inc. shareholders, diluted earnings per share, cash and cash equivalents, or cash flows from operations, as measured under GAAP. The items excluded from these non-GAAP metrics but included in the calculation of their closest GAAP equivalent, are significant components of the condensed consolidated statements of income, condensed consolidated balance sheets and statement of cash flows and must be considered in performing a comprehensive assessment of overall financial performance.

The following table reconciles GAAP to Non-GAAP Income at the balance sheet dates. The columns may not foot due to rounding.

	Q1 FY23	Q4 FY22	Q1 FY22
Reconciliation of GAAP to Non-GAAP Net Income:

GAAP Net Income attributable to Photronics, Inc. shareholders	$14.0	$37.1	$23.1
FX (gain) loss	16.9	(10.4)	(5.3)
Estimated tax effects of above	(4.5)	2.5	1.3
Estimated noncontrolling interest effects of above	(2.1)	2.0	0.1
Non-GAAP Net Income attributable to Photronics, Inc. shareholders	$24.4	$31.2	$19.2

Weighted-average number of common shares outstanding - Diluted	61,470	61,374	60,936

Reconciliation of GAAP to Non-GAAP EPS:

GAAP diluted earnings per share	$0.23	$0.60	$0.38
Effects of the above adjustments	$0.17	$(0.10)	$(0.06)
Non-GAAP diluted earnings per share	$0.40	$0.51	$0.32

The following tables reconcile Net cash provided by operating activities to Free Cash Flow for Q1 FY23 and Q1 FY22 and present the calculations of LTM Free Cash Flow for Q1 FY23 and Q1 FY22. The columns may not foot due to rounding.

	Q1 FY23	Q1 FY22
Free Cash Flow
Net cash provided by operating activities	$27.7	$59.1
Purchases of property, plant, and equipment	(31.1)	(19.2)
Government incentives	1.0	-
Free cash flow	$(2.4)	$39.9

	Q1 FY23	Q1 FY22
LTM Free Cash Flow
First three months of the respective fiscal year	$(2.4)	$40.0
Prior fiscal year	166.5	47.4
First three months of the prior year	(40.0)	(9.2)
LTM free cash flow	$124.1	$78.2

The following table reconciles Cash and cash equivalents to Net Cash at the balance sheet dates. The increase in Net Cash was primarily driven by an increase in Net cash provided by operating activities and decreased spending on property, plant, and equipment, as discussed above. The columns may not foot due to rounding.

	As of
	January 29,	October 31,
	2023	2022
Net Cash
Cash and cash equivalents	$334.8	$319.7
Short-term investments	39.2	38.9
Current portion of Long-term debt	(6.5)	(10.0)
Long-term debt	(27.3)	(32.3)
Net cash	$340.2	$316.2

Business Outlook

Our current business outlook and guidance was provided in the Photronics Q1 FY23 earnings release, earnings presentation, and financial results conference call, but is not incorporated herein. These can be accessed in the investor section of our website - www.photronics.com.

Our future results of operations and the other forward-looking statements contained in this filing and in the Photronics Q1 FY23 earnings presentation and the related financial results conference call and slide deck involve a number of risks and uncertainties, some of which are discussed in Part I, Item 1A of our 2022 Form 10-K. A number of other unforeseeable factors could cause actual results to differ materially from our expectations.

Critical Accounting Estimates

Please refer to Part II, Item 7 of our 2022 Form 10-K for discussion of our critical accounting estimates. There have been no changes to our critical accounting estimates since the filing of our Form 10-K for the year ended October 31, 2022.

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

Our primary net foreign currency exposures as of January 29, 2023, included the South Korean won, the Japanese yen, the New Taiwan dollar, the RMB, the Singapore dollar, the British pound sterling, and the euro. As of that date, a 10% adverse movement in the value of currencies different from the functional currencies of our subsidiaries would have resulted in a net unrealized pre-tax loss of $42.1 million, which represents an increase of $7.4 million from our exposure at October 31, 2022. Our most significant exposures at January 29, 2023, were exposures of the South Korean won, the RMB, and the New Taiwan Dollar to the U.S. dollar, which were, respectively, $11.8 million, $10.7 million, and $16.6 million at that date. We do not believe that a 10% change in the exchange rates of non-US dollar currencies, other than the aforementioned currencies and the Japanese yen, would have had a material effect on our January 29, 2023, condensed consolidated financial statements.

Interest Rate Risk

A 10% adverse movement in the interest rates on our variable rate borrowings would not have had a material effect on our January 29, 2023, condensed consolidated financial statements.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established, and currently maintain, disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

There have been no material changes to our risk factors as set forth in “Item 1A. Risk Factors” in our 2022 Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. The share repurchase program commenced on September 14, 2020, and all shares repurchased under this program were retired. The table below presents share repurchase activity during the first quarter of 2023 in connection with the payment of withholding taxes related to the vesting of restricted stock awards.

	Total Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased (in millions)

November 1, 2022 – November 27, 2022	0	$0.00	0	$31.7
November 28, 2022 – December 25, 2022	0	$0.00	0	$31.7
December 26, 2022 – January 29, 2023	69,587	$16.79	0	$31.7
Total	69,587		0

Certain of our debt agreements and lease arrangements include limitations on the amounts of dividends we may pay. Please refer to Note 6 of the condensed consolidated financial statements for information on these limitations.

Item 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

10.40	Form Restricted Stock Award Agreement					X

10.41	Form Incentive Stock Option Award Agreement					X

10.42	Form Non-Qualified Stock Award Agreement					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES

   Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ JOHN P. JORDAN	By:	/s/ ERIC RIVERA
	JOHN P. JORDAN		ERIC RIVERA
	Executive Vice President,		Vice President,
	Chief Financial Officer		Corporate Controller
	(Principal Financial Officer)		(Principal Accounting Officer)

Date: March 9, 2023		Date: March 9, 2023