Form 10-Q
period 2023-04-30
PHOTRONICS INC
filed 2023-06-08
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 001-39063

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
Yes ☐  No ☒

The registrant had 62,518,181 shares of common stock outstanding as of June 1, 2023.

PHOTRONICS, INC.
QUARTERLY REPORT ON FORM 10-Q
April 30, 2023

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

PHOTRONICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	April 30, 2023	October 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$367,485	$319,680
Short-term investments	45,431	38,820
Accounts receivable, net of allowance of $1,172 in 2023 and $1,002 in 2022	214,464	198,147
Inventories	54,940	50,753
Other current assets	37,796	37,252
Total current assets	720,116	644,652

Property, plant and equipment, net	699,917	643,873
Deferred income taxes	19,302	19,816
Other assets	11,690	7,489
Total assets	$1,451,025	$1,315,830

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$7,017	$10,024
Accounts payable	92,672	79,566
Accrued liabilities	85,479	104,207
Total current liabilities	185,168	193,797

Long-term debt	21,322	32,310
Other liabilities	39,851	27,634
Total liabilities	246,341	253,741

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 61,185 shares issued and outstanding at April 30, 2023, and 60,791 shares issued and outstanding at October 31, 2022	612	608
Additional paid-in capital	497,391	493,741
Retained earnings	489,549	435,634
Accumulated other comprehensive loss	(59,505)	(98,456)
Total Photronics, Inc. shareholders’ equity	928,047	831,527
Noncontrolling interests	276,637	230,562
Total equity	1,204,684	1,062,089
Total liabilities and equity	$1,451,025	$1,315,830

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Revenue	$229,306	$204,509	$440,397	$394,336
Cost of goods sold	140,904	134,289	275,918	264,253
Gross profit	88,402	70,220	164,479	130,083

Operating expenses:
Selling, general, and administrative	17,878	16,613	34,696	32,340
Research and development	3,479	4,206	6,781	10,145
Total operating expenses	21,357	20,819	41,477	42,485
Operating income	67,045	49,401	123,002	87,598

Other income (expense):
Foreign currency transactions impact, net	10,718	7,844	(6,226)	13,112
Interest income and other income, net	2,987	162	5,570	496
Interest expense	(134)	15	(198)	(880)
Income before income tax provision	80,616	57,422	122,148	100,326

Income tax provision	21,343	14,393	33,925	25,571

Net income	59,273	43,029	88,223	74,755

Net income attributable to noncontrolling interests	19,344	15,597	34,308	24,259

Net income attributable to Photronics, Inc. shareholders	$39,929	$27,432	$53,915	$50,496

Earnings per share:
Basic	$0.65	$0.45	$0.88	$0.84
Diluted	$0.65	$0.45	$0.88	$0.83

Weighted-average number of common shares outstanding:
Basic	61,138	60,606	61,016	60,382
Diluted	61,507	61,145	61,489	61,041

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Net income	$59,273	$43,029	$88,223	$74,755

Other comprehensive (loss) income, net of tax of $0:
Foreign currency translation adjustments	(39,813)	(44,118)	50,707	(53,949)
Other	66	129	11	166
Net other comprehensive (loss) income	(39,747)	(43,989)	50,718	(53,783)

Comprehensive income (loss)	19,526	(960)	138,941	20,972

Less: comprehensive income attributable to noncontrolling interests	14,682	5,092	46,075	13,966

Comprehensive income (loss) attributable to Photronics, Inc. shareholders	$4,844	$(6,052)	$92,866	$7,006

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Three Months Ended April 30, 2023
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Common Stock
	Shares	Amount

Balance at January 29, 2023	61,102	$611	$494,954	$449,620	$-	$(24,420)	$261,955	$1,182,720

Net income	-	-	-	39,929	-	-	19,344	59,273
Other comprehensive loss	-	-	-	-	-	(35,085)	(4,662)	(39,747)
Shares issued under equity plans	83	1	428	-	-	-	-	429
Share-based compensation expense	-	-	2,009	-	-	-	-	2,009

Balance at April 30, 2023	61,185	$612	$497,391	$489,549	$-	$(59,505)	$276,637	$1,204,684

	Three Months Ended May 1, 2022
	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Interests	Equity

Balance at January 30, 2022	60,564	$606	$487,342	$339,912	$-	$10,565	$200,741	$1,039,166

Net income	-	-	-	27,432	-	-	15,597	43,029
Other comprehensive loss	-	-	-	-	-	(33,484)	(10,505)	(43,989)
Shares issued under equity plans	73	-	442	-	-	-	-	442
Share-based compensation expense	-	-	1,584	-	-	-	-	1,584
Contribution from noncontrolling interest	-	-	-	-	-	-	9,998	9,998

Balance at May 1, 2022	60,637	$606	$489,368	$367,344	$-	$(22,919)	$215,831	$1,050,230

See accompanying notes to condensed consolidated financial statements.

	Six Months Ended April 30, 2023
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Common Stock
	Shares	Amount

Balance at October 31, 2022	60,791	$608	$493,741	$435,634	$-	$(98,456)	$230,562	$1,062,089

Net income	-	-	-	53,915	-	-	34,308	88,223
Other comprehensive Income	-	-	-	-	-	38,951	11,767	50,718
Shares issued under equity plans	394	4	(180)	-	-	-	-	(176)
Share-based compensation expense	-	-	3,830	-	-	-	-	3,830

Balance at April 30, 2023	61,185	$612	$497,391	$489,549	$-	$(59,505)	$276,637	$1,204,684

	Six Months Ended May 1, 2022
	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Interests	Equity

Balance at October 31, 2021	60,024	$600	$484,672	$317,849	$-	$20,571	$176,870	$1,000,562

Net income	-	-	-	50,496	-	-	24,259	74,755
Other comprehensive loss	-	-	-	-	-	(43,490)	(10,293)	(53,783)
Shares issued under equity plans	801	7	3,175	-	-	-	-	3,182
Share-based compensation expense	-	-	3,041	-	-	-	-	3,041
Contribution from noncontrolling interest	-	-	-	-	-	-	24,995	24,995
Purchase of treasury stock	-	-	-	-	(2,522)	-	-	(2,522)
Retirement of treasury stock	(188)	(1)	(1,520)	(1,001)	2,522	-	-	-

Balance at May 1, 2022	60,637	$606	$489,368	$367,344	$-	$(22,919)	$215,831	$1,050,230

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	April 30, 2023	May 1, 2022

Cash flows from operating activities:
Net income	$88,223	$74,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,085	41,405
Share-based compensation	3,830	3,041
Changes in assets and liabilities:
Accounts receivable	(5,952)	(25,122)
Inventories	(1,905)	(5,081)
Other current assets	1,382	(10,858)
Accounts payable, accrued liabilities, and other	(14,986)	25,149

Net cash provided by operating activities	109,677	103,289

Cash flows from investing activities:
Purchases of property, plant and equipment	(57,728)	(34,809)
Purchases of available-for-sale debt securities	(9,837)	-
Proceeds from maturities of available-for-sale debt securities	4,000	-
Government incentives	1,393	1,394
Other	(88)	(199)

Net cash used in investing activities	(62,260)	(33,614)

Cash flows from financing activities:
Repayments of debt	(14,720)	(27,571)
Purchases of treasury stock	-	(2,522)
Contribution from noncontrolling interest	-	24,995
Proceeds from share-based arrangements	730	4,384
Net settlements of restricted stock awards	(1,252)	(1,452)

Net cash used in financing activities	(15,242)	(2,166)

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	15,621	(14,917)

Net increase in cash, cash equivalents, and restricted cash	47,796	52,592
Cash, cash equivalents, and restricted cash at beginning of period	322,409	279,680

Cash, cash equivalents, and restricted cash at end of period	370,205	332,272

Less: Ending restricted cash	2,720	2,990

Cash and cash equivalents at end of period	$367,485	$329,282

Supplemental disclosure of non-cash information:

Accruals for property, plant and equipment purchased during the period	$14,420	$5,737

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

The accompanying unaudited condensed consolidated financial statements (“the financial statements”) have been prepared in accordance with U.S. GAAP for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation have been included. The financial statements include the accounts of Photronics, its wholly owned subsidiaries, and the majority-owned subsidiaries, which it controls. All intercompany balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Form 10-K for the fiscal year ended October 31, 2022, where we discuss and provide additional information about our accounting policies and the methods and assumptions used in our estimates.

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

NOTE 2 - SHORT-TERM INVESTMENTS

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

       As of April 30, 2023, all of our available-for-sale securities had, at their dates of purchase, remaining maturities of more than three months, but less than one year, and have been classified as Short-term investments.

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

	April 30, 2023				October 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Government securities	$45,492	$-	$(61)	$45,431	$38,911	$-	$(91)	$38,820

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or net realizable value. Presented below are the components of Inventories at the balance sheet dates.

	April 30, 2023	October 31, 2022
Raw materials	$53,642	$49,326
Work in process	1,203	1,408
Finished goods	95	19
	$54,940	$50,753

NOTE 4 - PROPERTY, PLANT, AND EQUIPMENT, NET

Presented below are the components of Property, plant, and equipment, net at the balance sheet dates.

	April 30, 2023	October 31, 2022
Land	$11,620	$11,134
Buildings and improvements	190,134	168,024
Machinery and equipment	1,884,235	1,769,478
Leasehold improvements	19,835	18,802
Furniture, fixtures, and office equipment	15,523	14,355
Construction in progress	91,204	90,846
	2,212,551	2,072,639
Accumulated depreciation and amortization	(1,512,634)	(1,428,766)
	$699,917	$643,873

Information on ROU assets resulting from finance leases, at the balance sheet dates, is presented below.

	April 30, 2023	October 31, 2022
Machinery and equipment	$42,817	$42,760
Accumulated amortization	(6,206)	(4,784)
	$36,611	$37,976

The following table presents depreciation expense (including the amortization of ROU assets) related to property, plant, and equipment incurred during the reporting periods.

	Three Months Ended		Six Months Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Depreciation Expense	$19,880	$20,506	$38,908	$41,229

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

In 2020, in combination with local financing obtained by PDMCX, Photronics and DNP fulfilled their investment obligations under the PDMCX operating agreement (“the Agreement”). As discussed in Note 6, liens were granted to the local financing entity on property, plant, and equipment and were paid off during fiscal year 2023. These liens had an October 31, 2022, total carrying value of $70.7 million, as collateral for the loans.

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

The following table presents net income we recorded from the operations of PDMCX during the reporting periods.

	Three Months Ended		Six Months Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Net income from PDMCX	$6,652	$4,895	$12,569	$6,772

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

	April 30, 2023		October 31, 2022
Classification	Carrying Amount	Photronics Interest	Carrying Amount	Photronics Interest
Current assets	$128,626	$64,326	$127,542	$63,784
Noncurrent assets	145,471	72,750	119,392	59,708
Total assets	274,097	137,076	246,934	123,492

Current liabilities	50,925	25,468	51,274	25,643
Noncurrent liabilities	1,484	742	9,161	4,581
Total liabilities	52,409	26,210	60,435	30,224

Net assets	$221,688	$110,866	$186,499	$93,268

NOTE 6 - DEBT

Due to the Q2 FY23 payoff of the Xiamen Project loans, as of April 30, 2023, the Current portion of long-term debt and the Long-term debt balances were comprised of finance leases as described below:

As of April 30, 2023	Xiamen Project Loans		Finance Leases		Total
Principal due:
Next 12 months	$-		$7,017		$7,017
Months 13 – 24	$-		$21,290		$21,290
Months 25 – 36	-		12		12
Months 37 – 48	-		12		12
Months 49 – 60	-		8		8
Long-term debt	-		21,322		21,322
Total debt	$-		$28,339		$28,339

Interest rate at balance sheet date	N/A	%	N/A
Basis spread on interest rates	0.00		N/A
Interest rate reset	Quarterly		N/A
Maturity date	December 2025		N/A
Periodic payment amount	Varies as loans mature(1)		Varies as leases mature
Periodic payment frequency	Semiannual, on individual loans		Monthly
Loan collateral (carrying amount)	$ N/A		$36,611	(2)

(1)
During the three-month period ended April 30, 2023, we repaid the entire balance of 26.4 million RMB (approximately $3.9 million) remaining on the loan, of which, 2.0 million RMB was due to be paid in June 2025 and 24.4 million RMB was due to be paid in December 2025.

(2)	Represents the carrying amount at the balance sheet date of the related ROU assets, in which the lessors have secured interests.

The table below provides information on our long-term debt as of October 31, 2022.

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

Xiamen Project Loans

In November 2018, PDMCX obtained approval to borrow 345.0 million RMB from the Industrial and Commercial Bank of China. From November 2018 through July 2020, PDMCX entered into separate loan agreements (the “Project Loans”) for the entire approved amount. In February 2023, PDMCX  repaid the entire outstanding balance of 26.4 million RMB ($3.9 million). As of April 30, 2023, PDMCX had no amount outstanding. The Project Loans were used to finance certain capital expenditures at the PDMCX facility and were collateralized by liens granted on the land use right, building, and certain equipment located at the facility. The interest rates on the Project Loans were variable (based on the RMB Loan Prime Rate of the National Interbank Funding Center), and interest incurred on the loans was eligible for reimbursement through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provided for such reimbursements up to a prescribed limit and duration. The Project Loans were subject to covenants and provisions, certain of which related to the assets pledged as security for the loans, all of which we were in compliance with as of April 30, 2023.

Xiamen Working Capital Loans

In November 2018, PDMCX obtained approval for revolving, unsecured credit of the equivalent of $25.0 million, pursuant to which PDMCX may enter into separate loan agreements with varying terms to maturity. This facility is subject to annual reviews and extensions, with the most recent extension set to expire in November 2023. In December 2022, we repaid our entire outstanding balance of 25.6 million RMB ($3.6 million). As of April 30, 2023, PDMCX had no amount outstanding against the approval. The interest rates are variable, based on the RMB Loan Prime Rate of the National Interbank Funding Center. Interest incurred on the loans related to the amount borrowed was eligible for reimbursement through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provided for such reimbursements up to a prescribed limit and duration.

Corporate Credit Agreement

In September 2018, we entered into a five-year amended and restated credit agreement (the “Credit Agreement”), which has a $50 million borrowing limit, with an expansion capacity to $100 million. The Credit Agreement is secured by substantially all of our assets located in the United States and common stock we own in certain subsidiaries. The Credit Agreement includes covenants around minimum interest coverage ratio, total leverage ratio, and minimum unrestricted cash balance (all of which we were in compliance with at April 30, 2023), and limits the amount of cash dividends, distributions, and redemptions we can pay on our common stock to an aggregate annual amount of $50 million. We had no outstanding borrowings against the Credit Agreement at April 30, 2023. The interest rate on the Credit Agreement (6.02% at April 30, 2023) is based on our total leverage ratio at one-month LIBOR plus a spread, as defined in the Credit Agreement.

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

Contract Assets, Contract Liabilities, and Accounts Receivable

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. Contract assets reflect our transfer of control of photomasks that are in process or completed but not yet shipped to customers. A receivable is recognized when we have an unconditional right to payment for our performance, which generally occurs when we ship the photomasks. Our contract assets primarily consist of a significant amount of our in-process production orders and fully manufactured photomasks which have not yet shipped, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the in-process orders are cancelled by customers. On an individual contract basis, we net contract assets with contract liabilities (deferred revenue) for financial reporting purposes. We did not identify impairment indicators for any outstanding contract assets during the three or six-month periods ended April 30, 2023, or May 1, 2022.

The following table provides information about our contract balances at the balance sheet dates.

Classification	April 30, 2023	October 31, 2022
Contract Assets
Other current assets	$21,385	$15,752

Contract Liabilities
Accrued liabilities	$19,224	$18,872
Other liabilities	13,189	4,989
	$32,413	$23,861

The following table presents revenue recognized from contract liabilities that existed at the beginning of the reporting periods.

	Three Months Ended		Six Months Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022

Revenue recognized from beginning liability	$11,228	$11,460	$7,875	$7,278

We generally record our accounts receivable at their billed amounts. All outstanding past due customer invoices are reviewed for collectability during, and at the end of, every reporting period. To the extent we believe a loss on the collection of a customer invoice is probable, we record the loss and credit an allowance for credit losses. In the event that an amount is determined to be uncollectible, we charge the allowance for credit losses and derecognize the related receivable. We incurred credit losses on our accounts receivable of $0.1 million during the three and six-month periods ended April 30, 2023, and there were no charges for the three and six-month periods ended May 1, 2022.

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

Disaggregation of Revenue

The following tables present our revenue for the three and six-month periods ended April 30, 2023, and May 1, 2022, disaggregated by product type, geographic origin, and timing of recognition.

	Three Months Ended		Six Months Ended
Revenue by Product Type	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
IC
High-end	$43,920	$51,362	$91,923	$98,285
Mainstream	123,134	94,437	231,720	177,275
Total IC	$167,054	$145,799	$323,643	$275,560

FPD
High-end	$51,888	$46,610	$97,579	$92,886
Mainstream	10,364	12,100	19,175	25,890
Total FPD	$62,252	$58,710	$116,754	$118,776
	$229,306	$204,509	$440,397	$394,336

	Three Months Ended		Six Months Ended
Revenue by Geographic Origin*	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Taiwan	$80,448	$69,852	$156,017	$137,693
China	65,215	53,691	124,148	99,645
Korea	41,372	40,769	79,204	80,283
United States	32,495	30,335	62,377	57,511
Europe	9,276	9,506	17,722	18,420
Other	500	356	929	784
	$229,306	$204,509	$440,397	$394,336

	Three Months Ended		Six Months Ended
Revenue by Timing of Recognition	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Over time	$215,376	$192,770	$412,541	$363,034
At a point in time	13,930	11,739	27,856	31,302
	$229,306	$204,509	$440,397	$394,336

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

NOTE 8 - SHARE-BASED COMPENSATION

In March 2016, shareholders approved our current equity incentive compensation plan (the “Plan”), under which incentive stock options, non-qualified stock options, stock grants, stock-based awards, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and other stock or cash awards may be granted. Shares to be issued under the Plan may be authorized and unissued shares, issued shares that have been reacquired by us (in the open market or in private transactions), or a combination thereof. The maximum number of shares of common stock approved that may be issued under the Plan was four million shares. On March 16, 2023, at its annual meeting of shareholders, the shareholders of Photronics, Inc., approved amendments to the Plan to increase the number of shares available for issuance by an additional one million shares, thereby increasing the shares available for issuance under the Plan from four million to five million. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of Photronics or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. The table below presents information on our share-based compensation expenses for the three and six-month periods ended April 30, 2023, and May 1, 2022.

	Three Months Ended		Six Months Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Expense reported in:
Cost of goods sold	$288	$182	$570	$324
Selling, general, and administrative	1,531	1,243	2,908	2,424
Research and development	190	159	352	293
Total expense incurred	$2,009	$1,584	$3,830	$3,041

Expense by award type:
Restricted stock awards	$1,974	$1,316	$3,738	$2,683
Stock options	-	221	1	259
Employee stock purchase plan	35	47	91	99
Total expense incurred	$2,009	$1,584	$3,830	$3,041

Income tax benefits of share-based compensation	$207	$104	$361	$188
Share-based compensation cost capitalized	$-	$-	$-	$-

Restricted Stock Awards

We periodically grant restricted stock awards, the restrictions on which typically lapse over a service period of one to four years. The fair value of the awards is determined on the date of grant, based on the closing price of our common stock. The table below presents information on our restricted stock awards for the three and six-month periods ended April 30, 2023, and May 1, 2022.

	Three Months Ended		Six Months Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Number of shares granted in period	-	-	786,500	535,400
Weighted-average grant-date fair value of awards (in dollars per share)	$-	$-	$16.77	$19.28
Compensation cost not yet recognized	$16,419	$10,779	$16,419	$10,779
Weighted-average amortization period for cost not yet recognized (in years)	3.0	2.8	3.0	2.8
Shares outstanding at balance sheet date	1,328,572	891,429	1,328,572	891,429

Stock Options

Option awards generally vest in one to four years and have a ten-year contractual term. All incentive and non-qualified stock option grants must have an exercise price no less than the market value of the underlying common stock on the date of grant. The grant-date fair values of options are based on closing prices of our common stock on the dates of grant and are calculated using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of our common stock. We use historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that options are expected to remain outstanding. The risk-free rate of return for the estimated term of an option is based on the U.S. Treasury yield curve in effect at the date of grant. The table below presents information on our stock options for the three and six-month periods ended April 30, 2023, and May 1, 2022.

	Three Months Ended		Six Months Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Number of options granted in period	-	-	-	-
Cash received from options exercised	$20	$438	$583	$4,149
Compensation cost not yet recognized	$-	$52	$-	$52
Weighted-average amortization period for cost not yet recognized (in years)	-	0.7	-	0.7

Information on outstanding and exercisable option awards as of April 30, 2023, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding and exercisable at April 30, 2023	526,926	$10.11	2.99	$2,293

NOTE 9 - INCOME TAXES

We calculate our provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. The table below sets forth the primary reasons that our effective income tax rates differed from the U.S. statutory tax rates in effect during the three and six-month periods ended April 30, 2023, and May 1, 2022.

Reporting Period	U.S. Statutory Tax Rates	Photronics Effective Tax Rates	Primary Reasons for Differences

Three months ended April 30, 2023	21.0%	26.5%
Non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances, non-U.S. pre-tax income being taxed at higher statutory rates in the non-U.S. jurisdictions, and the establishment of uncertain tax positions in non-U.S. jurisdictions.

Three months ended May 1, 2022	21.0%	25.1%
Non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances, non-U.S. pre-tax income being taxed at higher statutory rates in the non-U.S. jurisdictions, and the establishment of uncertain tax positions in non-U.S. jurisdictions.

Six months ended April 30, 2023	21.0%	27.8%	Non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances, non-U.S. pre-tax income being taxed at higher statutory rates in the non-U.S. jurisdictions, and the establishment of uncertain tax positions in non-U.S. jurisdictions.

Six months ended May 1, 2022	21.0%	25.5%	Non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances, non-U.S. pre-tax income being taxed at higher statutory rates in the non-U.S. jurisdictions, and the establishment of uncertain tax positions in non-U.S. jurisdictions.

Uncertain Tax Positions

We include unrecognized tax benefits in Other liabilities, and we include any applicable interests and penalties related to uncertain tax positions in our income tax provision. Although the timing of reversal of uncertain tax positions may be uncertain, as they can be dependent upon the settlement of tax audits, we believe that the amount of uncertain tax positions (including interest and penalties, and net of tax benefits) that may be resolved over the next twelve months is immaterial. Resolution of these uncertain tax positions may result from either or both the lapses of statutes of limitations and tax settlements. We are no longer subject to tax authority examinations in the U.S., major foreign, or state tax jurisdictions for years prior to fiscal year 2017. The table below presents information on our unrecognized tax benefits as of the balance sheet dates.

	April 30, 2023	October 31, 2022
Unrecognized tax benefits related to uncertain tax positions	$7,128	$5,599
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$7,128	$5,599
Accrued interest and penalties related to uncertain tax positions	$549	$395

NOTE 10 - EARNINGS PER SHARE

The calculations of basic and diluted earnings per share are presented below.

	Three Months Ended		Six Months Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Net income attributable to Photronics, Inc. shareholders	$39,929	$27,432	$53,915	$50,496
Effect of dilutive securities	-	-	-	-
Earnings used for diluted earnings per share	$39,929	$27,432	$53,915	$50,496

Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	61,138	60,606	61,016	60,382
Effect of dilutive securities:
Share-based payment awards	369	539	473	659
Potentially dilutive common shares	369	539	473	659

Weighted-average common shares used for diluted earnings per share	61,507	61,145	61,489	61,041

Basic earnings per share	$0.65	$0.45	$0.88	$0.84
Diluted earnings per share	$0.65	$0.45	$0.88	$0.83

The table below illustrates the outstanding weighted-average share-based payment awards that were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be antidilutive.

	Three Months Ended		Six Months Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Share-based payment awards	267	427	535	626
Total potentially dilutive shares excluded	267	427	535	626

NOTE 11 - COMMITMENTS AND CONTINGENCIES

As of April 30, 2023, we had commitments outstanding for capital expenditures of approximately $113.1 million, primarily for purchases of high-end equipment.

In May 2022, we were informed of a customs audit in one of our China operations. We estimated a contingency ranging from $2.2 million to $3.7 million, which included unpaid additional customs duties and related interest and penalties for the previous three years (the period under audit). In the three and six-month periods ended May 1, 2022, we recorded a contingent loss of $2.2 million, as we believed this was the most likely outcome. The $2.2 million amount was recorded with a charge to Cost of goods sold in the condensed consolidated statements of income and Accrued liabilities in the condensed consolidated balance sheets. In November 2022, upon settlement of the audit, we reversed $1.0 million of the accrual.

We are subject to various other claims that arise in the ordinary course of business. We believe that our potential liability under such claims, individually or in the aggregate, will not have a material effect on our consolidated financial statements.

NOTE 12 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME BY COMPONENT

The following tables set forth the changes in our accumulated other comprehensive (loss) income by component (net of tax of $0) for the three and six-month periods ended April 30, 2023, and May 1, 2022.

	Three Months Ended April 30, 2023
	Foreign Currency Translation Adjustments	Other	Total

Balance at January 29, 2023	$(23,737)	$(683)	$(24,420)
Other comprehensive (loss) income	(39,813)	66	(39,747)
Less: Other comprehensive (loss) income attributable to noncontrolling interests	(4,760)	98	(4,662)

Balance at April 30, 2023	$(58,790)	$(715)	$(59,505)

	Three Months Ended May 1, 2022
	Foreign Currency Translation Adjustments	Other	Total

Balance at January 30, 2022	$11,451	$(886)	$10,565
Other comprehensive (loss) income	(44,118)	129	(43,989)
Less: Other comprehensive (loss) income attributable to noncontrolling interests	(10,570)	65	(10,505)

Balance at May 1, 2022	$(22,097)	$(822)	$(22,919)

	Six Months Ended April 30, 2023
	Foreign Currency Translation Adjustments	Other	Total

Balance at October 31, 2022	$(97,790)	$(666)	$(98,456)
Other comprehensive income	50,707	11	50,718
Less: Other comprehensive income attributable to noncontrolling interests	11,707	60	11,767

Balance at April 30, 2023	$(58,790)	$(715)	$(59,505)

	Six Months Ended May 1, 2022
	Foreign Currency Translation Adjustments	Other	Total

Balance at October 31, 2021	$21,476	$(905)	$20,571
Other comprehensive (loss) income	(53,949)	166	(53,783)
Less: Other comprehensive (loss) income attributable to noncontrolling interests	(10,376)	83	(10,293)

Balance at May 1, 2022	$(22,097)	$(822)	$(22,919)

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

The fair values of our cash and certain cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying values due to their short-term maturities. The fair values of our Short-term investments are Level 1 measurements. (Please refer to “Investments” within Note 2 for additional fair value information on our Short-term investments.) The fair values of certain cash equivalents are Level 2 measurements that are provided by independent third-party pricing services or other independent entities, which may use matrix pricing, valuation models, or other methods which utilize observable market data. The fair values of our variable-rate debt instruments are Level 2 measurements and approximate their carrying values due to the variable nature of their underlying interest rates. Other than our Short-term investments, we did not have any assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at April 30, 2023, or October 31, 2022.

NOTE 14 - SHARE REPURCHASE PROGRAMS

In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. We commenced repurchasing shares under this authorization on September 16, 2020. All of the shares repurchased under this authorization prior to January 30, 2022, have been retired prior to that date. As of April 30, 2023, $31.7 million was available under this authorization for the purchase of additional shares. The table below presents information on this repurchase program for the three and six-month periods ended April 30, 2023, and May 1, 2022.

	Three Months Ended		Six Months Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022

Number of shares repurchased	-	-	-	188
Cost of shares repurchased	$-	$-	$-	$2,522
Average price paid per share	$-	$-	$-	$13.43

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

Results of Operations
Three Months Ended April 30, 2023

The following table presents selected operating information expressed as a percentage of revenue. The columns may not foot due to rounding.

	Three Months Ended			Six Months Ended
	April 30,	January 29,	May 1,	April 30,	May 1,
	2023	2023	2022	2023	2022
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.4	64.0	65.7	62.7	67.0
Gross profit	38.6	36.0	34.3	37.3	33.0

Operating expenses:
Selling, general, and administrative	7.8	8.0	8.1	7.9	8.2
Research and development	1.5	1.6	2.1	1.5	2.6
Operating income	29.2	26.5	24.2	27.9	22.2

Other operating expense, net	5.9	(6.8)	3.9	(0.2)	3.2

Income before income tax provision	35.2	19.7	28.1	27.7	25.4

Income tax provision	9.3	6.0	7.0	7.7	6.5

Net income	25.8	13.7	21.0	20.0	19.0

Net income attributable to noncontrolling interests	8.4	7.1	7.6	7.8	6.2

Net income attributable to Photronics, Inc. shareholders	17.4%	6.6%	13.4%	12.2%	12.8%

Note: All tabular comparisons included in the following discussion, unless otherwise indicated, are for the three months ended April 30, 2023 (Q2 FY23), January 29, 2023 (Q1 FY23), and May 1, 2022 (Q2 FY22), and for the six months ended April 30, 2023 (YTD FY23) and May 1, 2022 (YTD FY22), in millions of dollars. The columns may not foot due to rounding.

Revenue

 Our quarterly revenues can be affected by the seasonal purchasing practices of our customers. As a result, demand for our products is typically reduced during the first quarter of our fiscal year by the North American, European, and Asian holiday periods, as some of our customers reduce their development and, consequently, their buying activities during those periods.

     The following tables present changes in disaggregated revenue in Q2 FY23 and YTD FY23 from revenue in prior reporting periods.

Quarterly Changes in Revenue by Product Type

		Q2 FY23 compared with Q1 FY23			Q2 FY23 compared with Q2 FY22		YTD FY23 compared with YTD FY22
	Revenue in	Increase	Percent	Increase	Percent	Revenue in	Increase	Percent
	Q2 FY23	(Decrease)	Change	(Decrease)	Change	YTD FY23	(Decrease)	Change
IC
High-end*	$43.9	$(4.1)	(8.5)%	$(7.4)	(14.5)%	$91.9	$(6.3)	(6.5)%
Mainstream	123.1	14.5	13.4%	28.7	30.4%	231.7	54.4	30.7%

Total IC	$167.0	$10.4	6.7%	$21.3	14.6%	323.6	$48.1	17.4%

FPD
High-end*	$51.9	$6.2	13.6%	$5.2	11.3%	97.6	$4.7	5.1%
Mainstream	10.4	1.6	17.6%	(1.7)	(14.3)%	19.2	(6.7)	(25.9)%

Total FPD	$62.3	$7.8	14.2%	$3.5	6.0%	116.8	$(2.0)	(1.7)%

Total Revenue	$229.3	$18.2	8.6%	$24.8	12.1%	440.4	$46.1	11.7%

* High-end photomasks typically have higher average selling prices (ASPs) than mainstream products.

Quarterly Changes in Revenue by Geographic Origin**

	Q2 FY23 compared with Q1 FY23			Q2 FY23 compared with Q2 FY22		YTD FY23 from YTD22
	Revenue in	Increase	Percent	Increase	Percent	Revenue in	Increase	Percent
	Q2 FY23	(Decrease)	Change	(Decrease)	Change	YTD FY23	(Decrease)	Change
Taiwan	$80.4	$4.9	6.5%	$10.6	15.2%	$156.0	$18.3	13.3%
China	65.2	6.3	10.7%	11.5	21.5%	124.1	24.5	24.6%
Korea	41.4	3.5	9.4%	0.6	1.5%	79.2	(1.1)	(1.3)%
United States	32.5	2.6	8.7%	2.2	7.1%	62.4	4.9	8.5%
Europe	9.3	0.8	9.8%	(0.2)	(2.4)%	17.8	(0.6)	(3.8)%
Other	0.5	0.1	16.8%	0.1	40.4%	0.9	0.1	18.5%
	$229.3	$18.2	8.6%	$24.8	12.1%	$440.4	$46.1	11.7%

** This table disaggregates revenue by the location in which it was earned.

Revenue in Q2 FY23 was $229.3 million, representing an increase of 8.6% compared with Q1 FY23 and 12.1% from Q2 FY22.

IC photomask revenue increased 6.7% and 14.6% in Q2 FY23, compared with Q1 FY23 and Q2 FY22, respectively. These increases were driven by continued strong demand in Asia, and increased pricing, resulting from robust design activity for mainstream products used for computer chips used in the production of consumer goods, products considered part of the “internet-of-things”, 5G wireless technology applications, and cryptocurrency mining.

The increase from Q1 FY23 was driven by mainstream growth which more than offset some high-end softness. This strong demand continues to strain the photomask industry’s mainstream tool capacity, despite some industry capacity expansions, thereby providing the conditions that support a favorable pricing environment. This has enabled us to maintain increased selling prices, though expediting premiums that customers pay to accelerate deliveries have decreased. The increase from Q2 FY22, is driven by continued strong growth in Asia and the U.S. for mainstream products, and increased pricing.

FPD revenue increased 14.2% and 6.0% in Q2 FY23, compared with Q1 FY23 and Q2 FY22, respectively. The increase from Q1 FY23 was driven by strong high-end demand, as AMOLED panels used in advanced mobile displays continue to fuel healthy demand for high-end masks. Mainstream also grew during the quarter as a result of increased write capacity and improved mainstream demand from LCD panels. The increase from Q2 FY22, is due to increased high-end demand, driven by continued growth in AMOLED panels, more than offset some weakness in mainstream. We continue to believe that strong demand for AMOLED photomasks used in mobile devices will continue, as expected technology advances drives increasing overall demand for higher-value masks.

Gross Margin

			Percent		Percent			Percent
	Q2 FY23	Q1 FY23	Change	Q2 FY22	Change	YTD FY23	YTD FY22	Change
Gross profit	$88.4	$76.1	16.2%	$70.2	25.9%	164.5	130.1	26.4%
Gross margin	38.6%	36.0%		34.3%		37.3%	33.0%

Gross margin increased by 2.6 percentage points in Q2 FY23, from Q1 FY23, primarily as a result of volume leverage, favorable pricing and product mix. Material costs increased 7.0% from the prior quarter, but decreased, as a percentage of revenue, by 36 basis points. Labor cost increased 4.1% from the prior quarter, but decreased, as a percentage of revenue, by 48 basis points. Equipment and other overhead costs increased 2.2%, but decreased 167 basis points as a percentage of revenue.

Gross margin increased by 4.3 percentage points in Q2 FY23, from Q2 FY22, primarily as a result of the increase in revenue from the prior year quarter and favorable product mix. Material costs increased 3.4% from the prior year quarter, but decreased 202 basis points, as a percentage of revenue. Labor and benefits costs increased 12.8% from the prior year quarter, but remained flat as a percent of revenue, as labor increased in both the U.S. and at several Asia-based facilities, reflecting labor market conditions. Equipment and other overhead costs increased 3.3% but decreased 226 basis points, as a percentage of revenue. Increased WIP, utilities, and equipment service contract costs, partially offset by decreased importation costs were the most significant contributors to the net increase in equipment and other overhead costs.

Gross margin increased by 4.3 percentage points in YTD FY23, from YTD FY22, primarily as a result of the increase in revenue from the prior year and favorable product mix. Material costs increased 1.2% from YTD FY22, but decreased 250 basis points, as a percentage of revenue. Labor costs increased 13.5% from YTD FY22 and increased 18 basis points as a percentage of revenue. The increase was primarily the result of increased labor cost in Asia. Equipment and other overhead costs rose 3.9%, but decreased 204 basis points, as a percentage of revenue. Increased WIP, Outsourced manufacturing, and reduced R&D reclassification costs, partially offset by decreased importation costs and depreciation expense, were the most significant contributors to the net increase in equipment and other overhead costs.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $17.9 million in Q2 FY23, compared with $16.8 million in Q1 FY23. The increase of $1.1 million was primarily the result of increased compensation and related expenses of $0.4 million and professional fees of $0.4 million. Selling, general, and administrative expenses increased $1.3 million in Q2 FY23, from $16.6 million in Q2 FY22, primarily as a result of increased professional fees of $0.9 million.

Selling, general, and administrative expenses increased $2.4 million in YTD FY23 to $34.7 million, compared with $32.3 million in YTD FY22. The increase was driven by the results of increased compensation and related expense of $1.0 million and increased professional fees of $1.0 million.

Research and Development Expenses

Research and development expenses, which primarily consist of development and qualification efforts related to process technologies for high-end IC and FPD applications, were $3.5 million in Q2 FY23, $3.3 million in Q1 FY23, and $4.2 million in Q2 FY22. Research and development expenses increased compared to Q1 FY23 as a result of increased development activities in the U.S.

Research and development expenses decreased by $3.4 million in YTD FY 23 to $6.8 million, compared with $10.1 million in YTD FY22. The decrease was driven by less development activities in the U.S., Taiwan, and China.

Non-operating Income (Expense)

	Q2 FY23	Q1 FY23	Q2 FY22	YTD FY23	YTD FY22
Foreign currency transactions impact, net	$10.7	$(16.9)	$7.8	$(6.2)	$13.1
Interest expense, net	(0.1)	(0.1)	-	(0.2)	(0.9)
Interest income and other income (expense), net	3.0	2.6	0.2	5.6	0.5

Non-operating income (expense), net	$13.6	$(14.4)	$8.0	$(0.8)	$12.7

Non-operating income (expense) increased $28.0 million to $13.6 million in Q2 FY23, compared with $(14.4) million in Q1 FY23, primarily due to foreign currency transactions impact, net, driven by favorable movements of the South Korean won and the New Taiwan dollar against the U.S. dollar exceeding an unfavorable movement of the RMB against the U.S. dollar. Non-operating income (expense) increased $5.6 million from Q2 FY22, primarily due to foreign currency transaction impact, net, driven by favorable movements of the South Korean won and RMB against the USD dollar, exceeding an unfavorable movement of the New Taiwan dollar.

Interest income and other income (expense), net, increased to $3.0 million in Q2 FY23, compared with $2.6 million in Q1 FY23, and $0.2 million in Q2 FY22 driven by an increase in cash invested and higher interest rates.

Non-operating income (expense) decreased $13.5 million to $(0.8) million in YTD FY23, compared with $12.7 million in YTD FY22, primarily due to foreign currency transactions impact, net, driven by unfavorable movements of the South Korean won and the New Taiwan dollar against the U.S. dollar exceeding a favorable movement of the RMB against the USD.

Interest income and other income (expense), net, increased to $5.6 million in YTD FY23, compared with $0.5 million in YTD FY22, primarily due to an increase in cash invested and higher interest rates.

Income Tax Provision

	Q2 FY23	Q1 FY23	Q2 FY22	YTD FY23	YTD FY22

Income tax provision	$21.3	$12.6	$14.4	$33.9	$25.6
Effective income tax rate	26.5%	30.3%	25.1%	27.8%	25.5%

The effective income tax rate is sensitive to the jurisdictional mix of earnings, due in part to the non-recognition of tax benefits on losses in jurisdictions with valuation allowances where the tax benefits of the losses are not available.

The effective income tax rate decrease in Q2 FY23, compared with Q1 FY23, is primarily due to changes in the jurisdictional mix of earnings and a decrease in foreign taxes in Q2 FY23.

The effective income tax rate increase in Q2 FY23, compared with Q2 FY22, is primarily due to changes in the jurisdictional mix of earnings and an increase in foreign taxes in Q2 FY23.

The effective income tax rate increase in YTD FY23 compared with YTD FY22, is primarily due to changes in the jurisdictional mix of earnings and an increase in foreign taxes in Q2 FY23.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $19.3 million in Q2 FY23, compared with $15.0 million in Q1 FY23, and $15.6 million in Q2 FY22. The increases from Q2 FY22 to Q2 FY23 resulted from increased net income at our Taiwan-based and China-based IC joint ventures.

Liquidity and Capital Resources

Cash and cash equivalents were $367.5 million and $319.7 million as of April 30, 2023, and October 31, 2022, respectively. As of the most recent balance sheet date, total cash and cash equivalents included $352.4 million held by foreign subsidiaries. Net Cash, a non-GAAP financial measure as defined and discussed in the Non-GAAP Financial Measures section below, was $339.2 million and $277.4 million as of April 30, 2023, and October 31, 2022, respectively. Our primary sources of liquidity are our cash on hand, cash we generate from operations, and borrowing capacity we have available from financial institutions. Our corporate credit agreement has a $50 million borrowing limit, with an expansion capacity to $100 million. Although we have not accessed funds under our corporate credit facilities since 2011, it continues to afford us financial flexibility. In addition, in China, we currently have approximately $25.0 million of borrowing capacity to support local operations. See Note 6 to the condensed consolidated financial statements for additional information on our currently available financing.

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

We estimate capital expenditures for full year FY23 will be approximately $130.0 million; these investments will be targeted towards high-end and mainstream IC capacity and efficiency, and enable us to support our customers’ near-term demands. As of April 30, 2023, we had outstanding capital commitments of approximately $113.1 million and recognized liabilities related to capital equipment purchases of approximately $15.5 million. Although payment timing could vary, primarily as a result of the timing of tool delivery, installation, and testing, we currently estimate that we will fund $94.0 million of our total $128.6 million committed and recognized obligations for capital expenditures over the next twelve months. Please refer to Note 6 to the condensed consolidated financial statements for information on our outstanding debt.

In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. This authorization does not obligate the Company to repurchase any dollar amount or number of shares of common stock. As of April 30, 2023, our current share repurchase program had approximately $31.7 million remaining under its authorization. Depending on market conditions, we may utilize some or the entire remaining approved amount to reacquire additional shares. On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted in the U.S. Among other provisions, the IRA included a one percent excise tax on corporate share repurchases. The one percent excise tax on share repurchases applies to shares repurchased after December 31, 2022, and excludes repurchases under $1 million. We do not anticipate that the IRA will have a material effect on our liquidity.

As discussed in Note 5 to the condensed consolidated financial statements, DNP, the noncontrolling interest in our China-based joint venture has, under certain circumstances, the right to put its interest in the joint venture to Photronics, or to purchase our interest in the joint venture. Under all such circumstances, the sale of DNP’s interest would be at its ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance. As of the date of issuance of this report, DNP had not indicated its intention to exercise this right. As of April 30, 2023, Photronics and DNP each had net investments in this joint venture of approximately $110.9 million.

Cash Flows

	YTD FY23	YTD FY22
Net cash provided by operating activities	$109.7	$103.3
Net cash used in investing activities	$(62.3)	$(33.6)
Net cash used in financing activities	$(15.2)	$(2.2)

Operating Activities: Net cash provided by operating activities reflects net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, and the impacts of cash from changes in operating assets and liabilities. Net cash provided by operating activities increased by $6.4 million in YTD FY23, compared with YTD FY22, due to increased net income partially offset by cash used from changes in working capital.

Free Cash Flow and LTM (“Last Twelve Months”) Free Cash Flow, which are non-GAAP financial measures as discussed in the “Non-GAAP Financial Measures” section below, decreased by $16.5 million and increased by $20.7 million, respectively, compared with YTD FY22, primarily due to the increase in Net cash provided by operating activities discussed above and an increase in spending on property, plant, and equipment.

Investing Activities: Net cash flows used in investing activities primarily consisted of purchases of property, plant, and equipment of $57.7 million, which increased $22.9 million and purchases of available-for-sale debt securities of $9.8 million, which increased $9.8 million in YTD FY23, compared with YTD FY22.

Financing Activities: Net cash used in financing activities increased by $13.0 million in YTD FY23, compared with YTD FY22, primarily due to contributions from noncontrolling interests in our majority owned subsidiaries in Taiwan and China of $25.0 million in YTD FY22, which did not repeat during YTD FY23, and decreased debt repayments of $12.9 million.

The increase in our cash balance from YTD FY22 was favorably impacted by the effects of exchange rate changes in the amount of $15.6 million in YTD FY23, which was in contrast to the $14.9 million unfavorable impact effect of exchange rate changes had on our cash balance in YTD FY22.

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

The following table reconciles GAAP to Non-GAAP Income at the balance sheet dates. The columns may not foot due to rounding.

	Three Months ended			Six Months ended
	April 30,	January 29,	May 1,	April 30,	May 1,
	2023	2023	2022	2023	2022

Reconciliation of GAAP to Non-GAAP Net Income:

GAAP Net Income	$39,929	$13,986	$27,432	$53,915	$50,496
FX (gain) loss	(10,718)	16,944	(7,844)	6,226	(13,112)
Estimated tax effects of above	2,823	(4,506)	1,947	(1,683)	3,284
Estimated noncontrolling interest effects of above	901	(2,060)	1,543	(1,159)	1,639
Non-GAAP Net Income	$32,935	$24,364	$23,078	$57,299	$42,307

Weighted-average number of common shares outstanding - Diluted	61,507	61,470	61,145	61,489	61,041

Reconciliation of GAAP to Non-GAAP EPS:

GAAP diluted earnings per share	$0.65	$0.23	$0.45	$0.88	$0.83
Effects of the above adjustments	$(0.11)	$0.17	$(0.07)	$0.05	$(0.14)
Non-GAAP diluted earnings per share	$0.54	$0.40	$0.38	$0.93	$0.69

The following tables reconcile Net cash provided by operating activities to Free Cash Flow for YTD FY23 and YTD FY22 and present the calculations of LTM Free Cash Flow for YTD FY23 and YTD FY22. The columns may not foot due to rounding. Prior year amounts in the non-GAAP disclosure below have been recast to eliminate government incentives to conform to current year presentation.

	YTD FY23	YTD FY22
Free Cash Flow
Net cash provided by operating activities	$109.7	$103.3
Purchases of property, plant, and equipment	(57.7)	(34.8)
Free cash flow	$52.0	$68.5

	Q2 FY23	Q2 FY22
LTM Free Cash Flow
First six months of the respective fiscal year	$52.0	$68.5
Prior fiscal year	162.8	41.8
First six months of the prior year	(68.5)	15.3
LTM free cash flow	$146.3	$125.6

The following table reconciles Cash and cash equivalents to Net Cash at the balance sheet dates. The increase in Net Cash was primarily driven by an increase in Net cash provided by operating activities and decreased spending on property, plant, and equipment, as discussed above. The columns may not foot due to rounding. Prior year amounts in the non-GAAP disclosure below have been recast to eliminate short-term investments to conform to current year presentation.

	As of
	April 30,	October 31,
	2023	2022
Net Cash
Cash and cash equivalents	$367.5	$319.7
Current portion of Long-term debt	(7.0)	(10.0)
Long-term debt	(21.3)	(32.3)
Net cash	$339.1	$277.3

Business Outlook

Our current business outlook and guidance was provided in the Photronics Q2 FY23 earnings release, earnings presentation, and financial results conference call, but is not incorporated herein. These can be accessed in the investor section of our website - www.photronics.com.

Our future results of operations and the other forward-looking statements contained in this filing and in the Photronics Q2 FY23 earnings presentation and the related financial results conference call and slide deck involve a number of risks and uncertainties, some of which are discussed in Part I, Item 1A of our 2022 Form 10-K. A number of other unforeseeable factors could cause actual results to differ materially from our expectations.

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

Our primary net foreign currency exposures as of April 30, 2023, included the South Korean won, the Japanese yen, the New Taiwan dollar, the RMB, the Singapore dollar, the British pound sterling, and the euro. As of that date, a 10% adverse movement in the value of currencies different from the functional currencies of our subsidiaries would have resulted in a net unrealized pre-tax loss of $48.0 million, which represents an increase of $5.9 million from our exposure at January 29, 2023. Our most significant exposures at April 30, 2023, were exposures of the South Korean won, the RMB, and the New Taiwan Dollar to the U.S. dollar, which were, respectively, $12.2 million, $11.4 million, and $21.4 million at that date. We do not believe that a 10% change in the exchange rates of non-US dollar currencies, other than the aforementioned currencies and the Japanese yen, would have had a material effect on our April 30, 2023, condensed consolidated financial statements.

Interest Rate Risk

A 10% adverse movement in the interest rates on our variable rate borrowings would not have had a material effect on our April 30, 2023, condensed consolidated financial statements.

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

Issuer Purchases of Equity Securities

In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. The share repurchase program commenced on September 14, 2020, and all shares repurchased under this program were retired. The table below presents share repurchase activity during the second quarter of 2023 in connection with the payment of withholding taxes related to the vesting of restricted stock awards.

	Total Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased (in millions)

January 30, 2023 – February 26, 2023	0	$0.00	0	$31.7
February 27, 2023 – March 26, 2023	2,297	$17.39	0	$31.7
March 27, 2023 – April 30, 2023	2,627	$16.58	0	$31.7
Total	4,924		0

Certain of our debt agreements and lease arrangements include limitations on the amounts of dividends we may pay. Please refer to Note 6 of the condensed consolidated financial statements for information on these limitations.

Item 6.	EXHIBITS

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description	Form	Exhibit	Filing Date

10.41	Photronics, Inc. 2016 Equity Incentive Compensation Plan As Amended March 16, 2023	8-K	10.1	3/21/2023

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

SIGNATURES

 Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ JOHN P. JORDAN	By:	/s/ ERIC RIVERA
	JOHN P. JORDAN		ERIC RIVERA
	Executive Vice President,		Vice President,
	Chief Financial Officer		Corporate Controller
	(Principal Financial Officer)		(Principal Accounting Officer)

Date: June 7, 2023		Date: June 7, 2023