Form 10-Q
period 2023-07-30
PHOTRONICS INC
filed 2023-09-07
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2023
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
Yes ☐  No ☒

The registrant had 62,548,494 shares of common stock outstanding as of August 31, 2023.

PHOTRONICS, INC.
QUARTERLY REPORT ON FORM 10-Q
July 30, 2023

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

PHOTRONICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	July 30, 2023	October 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$448,479	$319,680
Short-term investments	27,325	38,820
Accounts receivable, net of allowance of $1,199 in 2023 and $1,002 in 2022	206,128	198,147
Inventories	55,379	50,753
Other current assets	34,900	37,252
Total current assets	772,211	644,652

Property, plant and equipment, net	701,459	643,873
Deferred income taxes	18,585	19,816
Other assets	11,088	7,489
Total assets	$1,503,343	$1,315,830

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$6,589	$10,024
Accounts payable	101,525	79,566
Accrued liabilities	82,538	104,207
Total current liabilities	190,652	193,797

Long-term debt	20,121	32,310
Other liabilities	40,694	27,634
Total liabilities	251,467	253,741

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 61,284 shares issued and outstanding at July 30, 2023, and 60,791 shares issued and outstanding at October 31, 2022	613	608
Additional paid-in capital	499,886	493,741
Retained earnings	516,508	435,634
Accumulated other comprehensive loss	(55,795)	(98,456)
Total Photronics, Inc. shareholders’ equity	961,212	831,527
Noncontrolling interests	290,664	230,562
Total equity	1,251,876	1,062,089
Total liabilities and equity	$1,503,343	$1,315,830

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Revenue	$224,206	$219,948	$664,603	$614,283
Cost of goods sold	137,405	136,085	413,323	400,338
Gross profit	86,801	83,863	251,280	213,945

Operating expenses:
Selling, general, and administrative	18,032	15,960	52,728	48,306
Research and development	3,505	4,151	10,287	14,297
Total operating expenses	21,537	20,111	63,015	62,603

Other operating (loss), net	-	(23)	-	(17)
Operating income	65,264	63,729	188,265	151,325

Other income (expense):
Foreign currency transactions impact, net	(4,543)	3,862	(10,769)	16,974
Interest income and other income, net	3,758	401	9,329	898
Interest expense	(126)	(622)	(324)	(1,502)
Income before income tax provision	64,353	67,370	186,501	167,695

Income tax provision	16,098	18,146	50,023	43,717

Net income	48,255	49,224	136,478	123,978

Net income attributable to noncontrolling interests	21,296	17,994	55,604	42,252

Net income attributable to Photronics, Inc. shareholders	$26,959	$31,230	$80,874	$81,726

Earnings per share:
Basic	$0.44	$0.51	$1.32	$1.35
Diluted	$0.44	$0.51	$1.31	$1.34

Weighted-average number of common shares outstanding:
Basic	61,233	60,701	61,089	60,488
Diluted	61,974	61,299	61,650	61,127

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Net income	$48,255	$49,224	$136,478	$123,978

Other comprehensive (loss) income, net of tax of $0:
Foreign currency translation adjustments	(3,639)	(22,136)	47,068	(76,086)
Other	80	61	91	229
Net other comprehensive (loss) income	(3,559)	(22,075)	47,159	(75,857)

Comprehensive income	44,696	27,149	183,637	48,121

Less: comprehensive income attributable to noncontrolling interests	14,027	13,809	60,102	27,775

Comprehensive income attributable to Photronics, Inc. shareholders	$30,669	$13,340	$123,535	$20,346

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Three Months Ended July 30, 2023
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity

	Common Stock
	Shares	Amount

Balance at April 30, 2023	61,185	$612	$497,391	$489,549	$-	$(59,505)	$276,637	$1,204,684

Net income	-	-	-	26,959	-	-	21,296	48,255
Other comprehensive loss	-	-	-	-	-	3,710	(7,269)	(3,559)
Shares issued under equity plans	99	1	452	-	-	-	-	453
Share-based compensation expense	-	-	2,043	-	-	-	-	2,043

Balance at July 30, 2023	61,284	$613	$499,886	$516,508	$-	$(55,795)	$290,664	$1,251,876

	Three Months Ended July 31, 2022
	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Loss	Interests	Equity

Balance at May 1, 2022	60,637	$606	$489,368	$367,344	$-	$(22,919)	$215,831	$1,050,230

Net income	-	-	-	31,230	-	-	17,994	49,224
Other comprehensive loss	-	-	-	-	-	(17,890)	(4,185)	(22,075)
Shares issued under equity plans	117	2	996	-	-	-	-	998
Share-based compensation expense	-	-	1,581	-	-	-	-	1,581

Balance at July 31, 2022	60,754	$608	$491,945	$398,574	$-	$(40,809)	$229,640	$1,079,958

See accompanying notes to condensed consolidated financial statements.

	Nine Months Ended July 30, 2023
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity

	Common Stock
	Shares	Amount

Balance at October 31, 2022	60,791	$608	$493,741	$435,634	$-	$(98,456)	$230,562	$1,062,089

Net income	-	-	-	80,874	-	-	55,604	136,478
Other comprehensive Income	-	-	-	-	-	42,661	4,498	47,159
Shares issued under equity plans	493	5	271	-	-	-	-	276
Share-based compensation expense	-	-	5,874	-	-	-	-	5,874

Balance at July 30, 2023	61,284	$613	$499,886	$516,508	$-	$(55,795)	$290,664	$1,251,876

	Nine Months Ended July 31, 2022
	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Interests	Equity

Balance at October 31, 2021	60,024	$600	$484,672	$317,849	$-	$20,571	$176,870	$1,000,562

Net income	-	-	-	81,726	-	-	42,252	123,978
Other comprehensive loss	-	-	-	-	-	(61,380)	(14,477)	(75,857)
Shares issued under equity plans	917	9	4,170	-	-	-	-	4,179
Share-based compensation expense	-	-	4,623	-	-	-	-	4,623
Contribution from noncontrolling interest	-	-	-	-	-	-	24,995	24,995
Purchase of treasury stock	-	-	-	-	(2,522)	-	-	(2,522)
Retirement of treasury stock	(187)	(1)	(1,520)	(1,001)	2,522	-	-	-

Balance at July 31, 2022	60,754	$608	$491,945	$398,574	$-	$(40,809)	$229,640	$1,079,958

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	July 30, 2023	July 31, 2022

Cash flows from operating activities:
Net income	$136,478	$123,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,523	61,210
Share-based compensation	5,874	4,623
Changes in assets and liabilities:
Accounts receivable	(1,482)	(45,199)
Inventories	(2,693)	1,570
Other current assets	4,053	661
Accounts payable, accrued liabilities, and other	(6,197)	49,078

Net cash provided by operating activities	195,556	195,921

Cash flows from investing activities:
Purchases of property, plant and equipment	(78,813)	(46,337)
Purchases of available-for-sale debt securities	(9,837)	-
Proceeds from maturities of available-for-sale debt securities	22,500	-
Government incentives	2,033	1,394
Other	(116)	(179)

Net cash used in investing activities	(64,233)	(45,122)

Cash flows from financing activities:
Repayments of debt	(16,351)	(51,917)
Purchases of treasury stock	-	(2,522)
Contribution from noncontrolling interest	-	24,995
Proceeds from share-based arrangements	1,241	5,505
Net settlements of restricted stock awards	(1,292)	(1,463)

Net cash used in financing activities	(16,402)	(25,402)

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	13,813	(21,308)

Net increase in cash, cash equivalents, and restricted cash	128,734	104,089
Cash, cash equivalents, and restricted cash at beginning of period	322,409	279,680

Cash, cash equivalents, and restricted cash at end of period	451,143	383,769

Less: Ending restricted cash	2,664	2,936

Cash and cash equivalents at end of period	$448,479	$380,833

Supplemental disclosure of non-cash information:

Accruals for property, plant and equipment purchased during the period	$22,578	$5,558

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

       As of July 30, 2023, all of our available-for-sale securities had, at their dates of purchase, remaining maturities of more than three months, but less than one year, and have been classified as Short-term investments.

Available-for-sale debt investments are reported at fair value, with unrealized gains or losses (net of tax) reported in Accumulated other comprehensive income. The fair values of our available-for-sale securities are Level 1 measurements, based on quoted prices from active markets for identical assets. In the event of a sale of an available-for-sale debt investment, we would determine the cost of the investment sold at the specific individual security level and would include any gain or loss in Interest income and other income, net, where we also report periodic interest earned and the amortization (accretion) of discounts (premiums) related to these investments. The table below provides information on our available-for-sale debt securities.

	July 30, 2023				October 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Government securities	$27,354	$-	$(29)	$27,325	$38,911	$-	$(91)	$38,820

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or net realizable value. Presented below are the components of Inventories at the balance sheet dates.

	July 30, 2023	October 31, 2022
Raw materials	$53,875	$49,326
Work in process	1,501	1,408
Finished goods	3	19
	$55,379	$50,753

NOTE 4 - PROPERTY, PLANT, AND EQUIPMENT, NET

Presented below are the components of Property, plant, and equipment, net at the balance sheet dates.

	July 30, 2023	October 31, 2022
Land	$11,684	$11,134
Buildings and improvements	188,950	168,024
Machinery and equipment	1,942,524	1,769,478
Leasehold improvements	19,460	18,802
Furniture, fixtures, and office equipment	16,284	14,355
Construction in progress	56,985	90,846
	2,235,887	2,072,639
Accumulated depreciation and amortization	(1,534,428)	(1,428,766)
	$701,459	$643,873

Information on ROU assets resulting from finance leases, at the balance sheet dates, is presented below.

	July 30, 2023	October 31, 2022
Machinery and equipment	$42,820	$42,760
Accumulated amortization	(6,922)	(4,784)
	$35,898	$37,976

The following table presents depreciation expense (including the amortization of ROU assets) related to property, plant, and equipment incurred during the reporting periods.

	Three Months Ended		Nine Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Depreciation Expense	$20,346	$19,710	$59,255	$60,939

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

The following table presents net income we recorded from the operations of PDMCX during the reporting periods.

	Three Months Ended		Nine Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Net income from PDMCX	$7,130	$5,356	$19,700	$12,129

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

	July 30, 2023		October 31, 2022
Classification	Carrying Amount	Photronics Interest	Carrying Amount	Photronics Interest
Current assets	$133,729	$66,878	$127,542	$63,784
Noncurrent assets	142,718	71,373	119,392	59,708
Total assets	276,447	138,251	246,934	123,492

Current liabilities	46,517	23,263	51,274	25,643
Noncurrent liabilities	1,468	734	9,161	4,581
Total liabilities	47,985	23,997	60,435	30,224

Net assets	$228,462	$114,254	$186,499	$93,268

NOTE 6 - DEBT

Due to the Q2 FY23 payoff of the Xiamen Project loans, as of July 30, 2023, the Current portion of long-term debt and the Long-term debt balances were comprised of finance leases as described below:

As of July 30, 2023	Xiamen Project Loans	Finance Leases		Total
Principal due:
Next 12 months	$-	$6,589		6,589
Months 13 – 24	$-	$20,090		20,090
Months 25 – 36	-	13		13
Months 37 – 48	-	13		13
Months 49 – 60	-	5		5
Long-term debt	-	20,121		20,121
Total debt	$-	$26,710		26,710

Interest rate at balance sheet date	N/A%	N/A
Basis spread on interest rates	0.00	N/A
Interest rate reset	Quarterly	N/A
Maturity date	December 2025	N/A
Periodic payment amount	Varies as loans mature(1)	Varies as Lease mature
Periodic payment frequency	Semiannual, on individual loans	Monthly
Loan collateral (carrying amount)	$ N/A	$35,898	(2)

(1)
During Q2 FY23, we repaid the entire balance of 26.4 million RMB (approximately $3.9 million) remaining on the loan, of which, 2.0 million RMB was due to be paid in June 2025 and 24.4 million RMB was due to be paid in December 2025.

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

Xiamen Project Loans

In November 2018, PDMCX obtained approval to borrow 345.0 million RMB from the Industrial and Commercial Bank of China. From November 2018 through July 2020, PDMCX entered into separate loan agreements (the “Project Loans”) for the entire approved amount. In February 2023, PDMCX  repaid the entire outstanding balance of 26.4 million RMB ($3.9 million). As of July 30, 2023, PDMCX had no amount outstanding. The Project Loans were used to finance certain capital expenditures at the PDMCX facility and were collateralized by liens granted on the land use right, building, and certain equipment located at the facility. The interest rates on the Project Loans were variable (based on the RMB Loan Prime Rate of the National Interbank Funding Center), and interest incurred on the loans was eligible for reimbursement through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provided for such reimbursements up to a prescribed limit and duration. The Project Loans were subject to covenants and provisions, certain of which related to the assets pledged as security for the loans, all of which we were in compliance with as of July 30, 2023.

Xiamen Working Capital Loans

In November 2018, PDMCX obtained approval for revolving, unsecured credit of the equivalent of $25.0 million, pursuant to which PDMCX may enter into separate loan agreements with varying terms to maturity. This facility is subject to annual reviews and extensions, with the most recent extension set to expire in November 2023. In December 2022, we repaid our entire outstanding balance of 25.6 million RMB ($3.6 million). As of July 30, 2023, PDMCX had no amount outstanding against the approval. The interest rates are variable, based on the RMB Loan Prime Rate of the National Interbank Funding Center. Interest incurred on the loans related to the amount borrowed was eligible for reimbursement through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provided for such reimbursements up to a prescribed limit and duration.

Corporate Credit Agreement

In September 2018, we entered into a five-year amended and restated credit agreement (the “Credit Agreement”), which has a $50 million borrowing limit, with an expansion capacity to $100 million. The Credit Agreement is secured by substantially all of our assets located in the United States and common stock we own in certain subsidiaries. The Credit Agreement includes covenants around minimum interest coverage ratio, total leverage ratio, and minimum unrestricted cash balance (all of which we were in compliance with at July 30, 2023), and limits the amount of cash dividends, distributions, and redemptions we can pay on our common stock to an aggregate annual amount of $50 million. We had no outstanding borrowings against the Credit Agreement at July 30, 2023. The interest rate on the Credit Agreement (6.43% at July 30, 2023) is based on our total leverage ratio at one-month LIBOR plus a spread, as defined in the Credit Agreement.

Hefei Equipment Loan

In October 2020, our Hefei, China, facility was approved to borrow 200 million RMB from the China Construction Bank Corporation. In July 2022, we repaid our entire outstanding balance of 120.7 million RMB ($18.0 million). This credit facility was subject to annual reviews and extension; the most recent extension expired in August 2022, and we did not apply for an extension. The loan proceeds were used to fund purchases of two lithography tools at the Hefei facility. The interest rate on the loan was variable and based on the RMB Loan Prime Rate of the National Interbank Funding Center. The borrowings were secured by the Hefei facility, its related land use right, and certain manufacturing equipment. The Hefei Equipment Loan was subject to covenants and provisions, certain of which relate to the assets pledged as security for the loan, including covenants for the ratio of total liabilities to total assets and the ratio of current assets to current liabilities, all of which we were in compliance with at the time of repayment.

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

Contract Assets, Contract Liabilities, and Accounts Receivable

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. Contract assets reflect our transfer of control of photomasks that are in process or completed but not yet shipped to customers. A receivable is recognized when we have an unconditional right to payment for our performance, which generally occurs when we ship the photomasks. Our contract assets primarily consist of a significant amount of our in-process production orders and fully manufactured photomasks which have not yet shipped, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the in-process orders are cancelled by customers. On an individual contract basis, we net contract assets with contract liabilities (deferred revenue) for financial reporting purposes. We did not identify impairment indicators for any outstanding contract assets during the three or nine-month periods ended July 30, 2023, or July 31, 2022.

The following table provides information about our contract balances at the balance sheet dates.

Classification	July 30, 2023	October 31, 2022
Contract Assets
Other current assets	$15,610	$15,752

Contract Liabilities
Accrued liabilities	$17,069	$18,872
Other liabilities	12,019	4,989
	$29,088	$23,861

The following table presents revenue recognized from contract liabilities that existed at the beginning of the reporting periods.

	Three Months Ended		Nine Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022

Revenue recognized from beginning liability	$10,755	$5,398	$10,524	$7,818

We generally record our accounts receivable at their billed amounts. All outstanding past due customer invoices are reviewed for collectability during, and at the end of, every reporting period. To the extent we believe a loss on the collection of a customer invoice is probable, we record the loss and credit an allowance for credit losses. In the event that an amount is determined to be uncollectible, we charge the allowance for credit losses and derecognize the related receivable. We incurred credit losses on our accounts receivable of $0.1 million during the three and nine-month periods ended July 30, 2023, and there were no charges for the three and nine-month periods ended July 31, 2022.

Our invoice terms generally range from net-thirty to ninety days, depending on both the geographic market in which the transaction occurs and our payment agreements with specific customers. In the event that our evaluation of a customer’s business prospects, and financial condition indicate that the customer presents a collectability risk, we modify terms of sale, which may require payment in advance of performance. At the time of adoption, we elected the practical expedient allowed under ASC Topic 606 “Revenue from Contracts with Customers” (“Topic 606”) that permits us not to adjust a contract’s promised amount of consideration to reflect a financing component when the period between when we transfer control of goods or services to customers and when we are paid is one year or less.

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

Disaggregation of Revenue

The following tables present our revenue for the three and nine-month periods ended July 30, 2023, and July 31, 2022, disaggregated by product type, geographic origin, and timing of recognition.

	Three Months Ended		Nine Months Ended
Revenue by Product Type	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
IC
High-end	$45,324	$52,698	$137,247	$150,983
Mainstream	117,816	108,555	349,536	285,829
Total IC	$163,140	$161,253	$486,783	$436,812

FPD
High-end	$49,981	$50,693	$147,560	$143,579
Mainstream	11,085	8,002	30,260	33,892
Total FPD	$61,066	$58,695	$177,820	$177,471
	$224,206	$219,948	$664,603	$614,283

	Three Months Ended		Nine Months Ended
Revenue by Geographic Origin	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Taiwan	$81,594	$77,379	$237,610	$215,071
China	62,042	60,524	186,191	160,169
Korea	40,833	37,895	120,037	118,178
United States	29,696	34,685	92,073	92,196
Europe	9,535	8,932	27,257	27,352
Other	506	533	1,435	1,317
	$224,206	$219,948	$664,603	$614,283

	Three Months Ended		Nine Months Ended
Revenue by Timing of Recognition	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Over time	$214,647	$202,693	$627,188	$565,726
At a point in time	9,559	17,255	37,415	48,557
	$224,206	$219,948	$664,603	$614,283

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

Remaining Performance Obligations

As we are typically required to fulfill customer orders within a short period of time, our backlog of orders has historically been two to three weeks for FPD photomasks and one to two weeks for IC photomasks. However, the demand for some IC photomasks has expanded beyond the industry’s capacity to supply them within the traditional time period; thus, the backlog, in some cases, can expand to as long as two to three months. As allowed under Topic 606, we have elected not to disclose our remaining performance obligations, which represent the costs associated with the completion of the manufacturing process of in-process photomasks related to contracts that have an original duration of one year or less.

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

NOTE 8 - SHARE-BASED COMPENSATION

In March 2016, shareholders approved our current equity incentive compensation plan (the “Plan”), under which incentive stock options, non-qualified stock options, stock grants, stock-based awards, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and other stock or cash awards may be granted. Shares to be issued under the Plan may be authorized and unissued shares, issued shares that have been reacquired by us (in the open market or in private transactions), or a combination thereof. The maximum number of shares of common stock approved that may be issued under the Plan was four million shares. On March 16, 2023, at its annual meeting of shareholders, the shareholders of Photronics, Inc., approved amendments to the Plan to increase the number of shares available for issuance by an additional one million shares, thereby increasing the shares available for issuance under the Plan from four million to five million. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of Photronics or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. The table below presents information on our share-based compensation expenses for the three and nine-month periods ended July 30, 2023, and July 31, 2022.

	Three Months Ended		Nine Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Expense reported in:
Cost of goods sold	$322	$303	$892	$628
Selling, general, and administrative	1,499	1,115	4,407	3,539
Research and development	222	163	575	456
Total expense incurred	$2,043	$1,581	$5,874	$4,623

Expense by award type:
Restricted stock awards	$2,043	$1,506	$5,782	$4,189
Stock options	-	20	1	279
Employee stock purchase plan	-	55	91	155
Total expense incurred	$2,043	$1,581	$5,874	$4,623

Income tax benefits of share-based compensation	$152	$135	$513	$323
Share-based compensation cost capitalized	$-	$-	$-	$-

Restricted Stock Awards

We periodically grant restricted stock awards, the restrictions on which typically lapse over a service period of one to four years. The fair value of the awards is determined on the date of grant, based on the closing price of our common stock. The table below presents information on our restricted stock awards for the three and nine-month periods ended July 30, 2023, and July 31, 2022.

	Three Months Ended		Nine Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Number of shares granted in period	-	107,824	786,500	643,224
Weighted-average grant-date fair value of awards (in dollars per share)	$-	$15.95	$16.77	$18.72
Compensation cost not yet recognized	$14,511	$10,256	$14,511	$10,256
Weighted-average amortization period for cost not yet recognized (in years)	2.9	2.8	2.9	2.8
Shares outstanding at balance sheet date	1,267,247	916,554	1,267,247	916,554

Stock Options

Option awards generally vest in one to four years and have a ten-year contractual term. All incentive and non-qualified stock option grants must have an exercise price no less than the market value of the underlying common stock on the date of grant. The grant-date fair values of options are based on closing prices of our common stock on the dates of grant and are calculated using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of our common stock. We use historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that options are expected to remain outstanding. The risk-free rate of return for the estimated term of an option is based on the U.S. Treasury yield curve in effect at the date of grant. The table below presents information on our stock options for the three and nine-month periods ended July 30, 2023, and July 31, 2022.

	Three Months Ended		Nine Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Number of options granted in period	-	-	-	-
Cash received from options exercised	$512	$1,007	$1,094	$5,157
Compensation cost not yet recognized	$-	$33	$-	$33
Weighted-average amortization period for cost not yet recognized (in years)	-	0.5	-	0.5

Information on outstanding and exercisable option awards as of July 30, 2023, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding and exercisable at July 30, 2023	473,300	$10.17	2.80	$7,600

NOTE 9 - INCOME TAXES

We calculate our provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. The table below sets forth the primary reasons that our effective income tax rates differed from the U.S. statutory tax rates in effect during the three and nine-month periods ended July 30, 2023, and July 31, 2022.

Reporting Period	U.S. Statutory Tax Rates	Photronics Effective Tax Rates	Primary Reasons for Differences

Three months ended July 30, 2023	21.0%	25.0%
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

Nine Months ended July 30, 2023	21.0%	26.8%	Non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances, non-U.S. pre-tax income being taxed at higher statutory rates in the non-U.S. jurisdictions, and the establishment of uncertain tax positions in non-U.S. jurisdiction.

Nine Months ended July 31, 2022	21.0%	26.1%	Non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances, non-U.S. pre-tax income being taxed at higher statutory rates in the non-U.S. jurisdictions, and the establishment of uncertain tax positions in non-U.S. jurisdiction.

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

	July 30, 2023	October 31, 2022
Unrecognized tax benefits related to uncertain tax positions	$7,927	$5,599
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$7,927	$5,599
Accrued interest and penalties related to uncertain tax positions	$625	$395

NOTE 10 - EARNINGS PER SHARE

The calculations of basic and diluted earnings per share are presented below.

	Three Months Ended		Nine Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Net income attributable to Photronics, Inc. shareholders	$26,959	$31,230	$80,874	$81,726
Effect of dilutive securities	-	-	-	-
Earnings used for diluted earnings per share	$26,959	$31,230	$80,874	$81,726

Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	61,233	60,701	61,089	60,488
Effect of dilutive securities:
Share-based payment awards	741	598	561	639
Potentially dilutive common shares	741	598	561	639

Weighted-average common shares used for diluted earnings per share	61,974	61,299	61,650	61,127

Basic earnings per share	$0.44	$0.51	$1.32	$1.35
Diluted earnings per share	$0.44	$0.51	$1.31	$1.34

The table below illustrates the outstanding weighted-average share-based payment awards that were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be antidilutive.

	Three Months Ended		Nine Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Share-based payment awards	-	1	178	418
Total potentially dilutive shares excluded	-	1	178	418

NOTE 11 - COMMITMENTS AND CONTINGENCIES

As of July 30, 2023, we had commitments outstanding for capital expenditures of approximately $118.0 million, primarily for purchases of high-end equipment.

In May 2022, we were informed of a customs audit in one of our China operations. We estimated a contingency ranging from $2.2 million to $3.7 million, which included unpaid additional customs duties and related interest and penalties for the previous three years (the period under audit). In the three and nine-month periods ended July 31, 2022, we recorded a contingent loss of $2.2 million, as we believed this was the most likely outcome. The $2.2 million amount was recorded with a charge to Cost of goods sold in the condensed consolidated statements of income and Accrued liabilities in the condensed consolidated balance sheets. In November 2022, upon settlement of the audit, we reversed $1.0 million of the accrual.

We are subject to various other claims that arise in the ordinary course of business. We believe that our potential liability under such claims, individually or in the aggregate, will not have a material effect on our consolidated financial statements.

NOTE 12 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME BY COMPONENT

The following tables set forth the changes in our accumulated other comprehensive (loss) income by component (net of tax of $0) for the three and nine-month periods ended July 30, 2023, and July 31, 2022.

	Three Months Ended July 30, 2023
	Foreign Currency Translation Adjustments	Other	Total

Balance at April 30, 2023	$(58,790)	$(715)	$(59,505)
Other comprehensive (loss) income	(3,639)	80	(3,559)
Other comprehensive (loss) income attributable to noncontrolling interests	7,293	(24)	7,269

Balance at July 30, 2023	$(55,136)	$(659)	$(55,795)

	Three Months Ended July 31, 2022
	Foreign Currency Translation Adjustments	Other	Total

Balance at May 1, 2022	$(22,097)	$(822)	$(22,919)
Other comprehensive (loss) income	(22,136)	61	(22,075)
Other comprehensive (loss) income attributable to noncontrolling interests	4,215	(30)	4,185

Balance at July 31, 2022	$(40,018)	$(791)	$(40,809)

	Nine Months Ended July 30, 2023
	Foreign Currency Translation Adjustments	Other	Total

Balance at October 31, 2022	$(97,790)	$(666)	$(98,456)
Other comprehensive income	47,068	91	47,159
Other comprehensive (loss) attributable to noncontrolling interests	(4,414)	(84)	(4,498)

Balance at July 30, 2023	$(55,136)	$(659)	$(55,795)

	Nine Months Ended July 31, 2022
	Foreign Currency Translation Adjustments	Other	Total

Balance at October 31, 2021	$21,476	$(905)	$20,571
Other comprehensive (loss) income	(76,086)	229	(75,857)
Other comprehensive (loss) income attributable to noncontrolling interests	14,592	(115)	14,477

Balance at July 31, 2022	$(40,018)	$(791)	$(40,809)

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

The fair values of our cash and certain cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying values due to their short-term maturities. The fair values of our Short-term investments are Level 1 measurements. (Please refer to “Investments” within Note 2 for additional fair value information on our Short-term investments.) The fair values of certain cash equivalents are Level 2 measurements that are provided by independent third-party pricing services or other independent entities, which may use matrix pricing, valuation models, or other methods which utilize observable market data. The fair values of our variable-rate debt instruments are Level 2 measurements and approximate their carrying values due to the variable nature of their underlying interest rates. Other than our Short-term investments, we did not have any assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at July 30, 2023, or October 31, 2022.

NOTE 14 - SHARE REPURCHASE PROGRAMS

In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. We commenced repurchasing shares under this authorization on September 16, 2020. All of the shares repurchased under this authorization prior to January 30, 2022, have been retired prior to that date. As of July 30, 2023, $31.7 million was available under this authorization for the purchase of additional shares. The table below presents information on this repurchase program for the three and nine-month periods ended July 30, 2023, and July 31, 2022.

	Three Months Ended		Nine Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022

Number of shares repurchased	-	-	-	188
Cost of shares repurchased	$-	$-	$-	$2,522
Average price paid per share	$-	$-	$-	$13.43

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

Results of Operations
Three Months Ended July 30, 2023

The following table presents selected operating information expressed as a percentage of revenue. The columns may not foot due to rounding.

	Three Months Ended			Nine Months Ended
	July 30, 2023	April 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.3	61.4	61.9	62.2	65.2
Gross profit	38.7	38.6	38.1	37.8	34.8

Operating expenses:
Selling, general, and administrative	8.0	7.8	7.3	7.9	7.9
Research and development	1.6	1.5	1.9	1.5	2.3
Operating income	29.1%	29.2%	29.0%	28.3%	24.6%

Other operating expense, net	-0.4	5.9	1.7	-0.3	2.7

Income before income tax provision	28.7	35.2	30.6	28.1	27.3

Income tax provision	7.2	9.3	8.3	7.5	7.1

Net income	21.5	25.8	22.4	20.5	20.2

Net income attributable to noncontrolling interests	9.5	8.4	8.2	8.4	6.9

Net income attributable to Photronics, Inc. shareholders	12.0%	17.4%	14.2%	12.2%	13.3%

Note: All tabular comparisons included in the following discussion, unless otherwise indicated, are for the three months ended July 30, 2023 (Q3 FY23), April 30, 2023 (Q2 FY23), and July 31, 2022 (Q3 FY22), and for the Nine Months ended July 30, 2023 (YTD FY23) and July 31, 2022 (YTD FY22), in millions of dollars. The columns may not foot due to rounding.

Revenue

Our quarterly revenues can be affected by the seasonal purchasing practices of our customers. As a result, demand for our products is typically reduced during the first quarter of our fiscal year by the North American, European, and Asian holiday periods, as some of our customers reduce their development and, consequently, their buying activities during those periods.

The following tables present changes in disaggregated revenue in Q3 FY23 and YTD FY23 from revenue in prior reporting periods.

Quarterly Changes in Revenue by Product Type

	Q3 FY23 compared with Q2 FY23			Q3 FY23 compared with Q3 FY22		YTD FY23 from YTD FY22
	Revenue in Q3 FY23	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change	Revenue in YTD FY23	Increase (Decrease)	Percent Change
IC
High-end *	$45.3	$1.4	3.2%	$(7.4)	-14.0%	$137.2	$(13.7)	-9.1%
Mainstream	117.8	(5.3)	-4.3%	9.3	8.5%	349.5	63.7	22.3%

Total IC	$163.1	$(3.9)	-2.3%	$1.9	1.2%	486.7	$50.0	11.4%

FPD
High-end *	$50.0	$(1.9)	-3.7%	$(0.7)	-1.4%	$147.6	$4.0	2.8%
Mainstream	11.1	0.7	7.0%	3.1	38.5%	30.3	(3.6)	-10.7%

Total FPD	$61.1	$(1.2)	-1.9%	$2.4	4.0%	$177.9	$0.4	0.2%

Total Revenue	$224.2	$(5.1)	-2.2%	$4.3	1.9%	$664.6	$50.3	8.2%

* High-end photomasks typically have higher average selling prices (ASPs) than mainstream products.

Quarterly Changes in Revenue by Geographic Origin**

	Q3 FY23 compared with Q2 FY23			Q3 FY23 compared with Q3 FY22		YTD FY23 from YTD22
	Revenue in Q3 FY23	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change	Revenue in YTD FY23	Increase (Decrease)	Percent Change
Taiwan	$81.6	$1.1	1.4%	$4.2	5.4%	$237.6	$22.5	10.5%
China	62.0	(3.2)	-4.9%	1.5	2.5%	186.2	26.0	16.2%
Korea	40.8	(0.5)	-1.3%	3.0	7.8%	120.0	1.9	1.6%
United States	29.7	(2.8)	-8.6%	(5.0)	-14.4%	92.1	(0.1)	-0.1%
Europe	9.6	0.3	2.8%	0.6	6.8%	27.3	(0.1)	-0.3%
Other	0.5	-	1.2%	-	-5.1%	1.4	0.1	9.0%
	$224.2	$(5.1)	-2.2%	$4.3	1.9%	$664.6	$50.3	8.2%

** This table disaggregates revenue by the location in which it was earned.

Revenue in Q3 FY23 was $224.2 million, representing a decrease of 2.2% compared with Q2 FY23 and an increase of 1.9% from Q3 FY22.

IC photomask revenue decreased by 2.3% compared with Q2 FY23. The decrease from Q2 FY 23 was primarily the result of reduced mainstream demand in Asia. IC Photomask revenue increased 1.2% and 11.4% from Q3 FY22 and on a YTD basis. These increases were driven by continued strong demand in Asia, and favorable pricing, resulting from robust design activity for mainstream products used for computer chips in the production of consumer goods, products considered part of the “internet-of-things”, 5G wireless technology applications, and cryptocurrency mining.

FPD revenue decreased 1.9% compared with Q2FY23. The decrease from Q2 FY23 was due to reduced high end demand, particularly from G10.5+ and LTPS Photomasks, more than offsetting continued strength in AMOLED demand. FPD revenue increased 4.0% from Q3 FY22 due to increased mainstream demand. High-end demand softened, as AMOLED growth was offset by G10.5%+ and LTPS photomasks. On a YTD basis, FPD increased 0.2% as demand for high-end photomasks specifically AMOLED, exceeded softness in mainstream. We believe that strong demand for AMOLED photomasks will continue, as expected technology advances drives increasing overall demand for higher-value masks.

Gross Margin

	Q3 FY23	Q2 FY23	Percent Change	Q3 FY22	Percent Change	YTD FY23	YTD FY22	Percent Change
Gross profit	$86.8	$88.4	-1.8%	$83.9	3.5%	251.3	213.9	17.5%
Gross margin	38.7%	38.6%		38.1%		37.8%	34.8%

Gross margin increased 10 basis points in Q3 FY23, from Q2 FY23. Material costs decreased 3.4% from the prior quarter, and, as a percentage of revenue, by 29 basis points. Labor cost decreased 1.8% from the prior quarter, but, as a percentage of revenue, increased by 5 basis points. Equipment and other overhead costs decreased 1.9% but increased 8 basis points as a percentage of revenue.

Gross margin increased 60 basis points, in Q3 FY23, from Q3 FY22, primarily as a result of the increase in revenue from the prior year quarter and favorable product mix. Material costs decreased 1.8% from the prior year quarter, and decreased as a percentage of revenue by 89 basis points. Labor and benefits costs increased 7.8% from the prior year quarter, and increased, as a percent of revenue, by 60 basis points as labor increased in both the U.S. and at several Asia-based facilities, reflecting labor market conditions. Equipment and other overhead costs increased 0.8% but decreased 30 basis points as a percentage of revenue. Increased utilities, equipment service contract costs and importation costs, partially offset by decreased WIP, were the most significant contributors to the net increase in equipment and other overhead costs.

Gross margin increased by 3.0 percentage points in YTD FY23, from YTD FY22, primarily as a result of the increase in revenue from the prior year and favorable product mix. Material costs increased 0.2% from YTD FY22, but decreased 190 basis points, as a percentage of revenue. Labor costs increased 11.5% from YTD FY22 and increased 34 basis points as a percentage of revenue. The increase was primarily the result of increased labor cost in Asia. Equipment and other overhead costs rose 2.8%, but decreased 143 basis points, as a percentage of revenue. Increased WIP and reduced R&D reclassification costs, partially offset by decreased importation costs, Outsourced manufacturing, and depreciation expense, were the most significant contributors to the net increase in equipment and other overhead costs.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $18.0 million in Q3 FY23, compared with $17.9 million in Q2 FY23. The increase of $0.1 million was primarily the result of increased compensation and related expenses of $1.0 million which was offset by decreases in professional fees of $0.5 million. Selling, general, and administrative expenses increased $2.0 million in Q3 FY23, from $16.0 million in Q3 FY22, primarily as a result of increased compensation and related expenses of $2.0 million.

Selling, general, and administrative expenses increased $4.4 million in YTD FY23 to $52.7 million, compared with $48.3 million in YTD FY22. The increase was driven by the results of increased compensation and related expense of $3.1 million and increased professional fees of $1.1 million.

Research and Development Expenses

Research and development expenses, which primarily consist of development and qualification efforts related to process technologies for high-end IC and FPD applications, were $3.5 million in Q3 FY23, $3.5 million in Q2 FY23, and $4.2 million in Q3 FY22. Research and development expenses remained flat compared to Q2 FY23 and decreased compared to Q3 FY22 as a result of less development activities in the U.S.

Research and development expenses decreased by $4.0 million in YTD FY 23 to $10.3 million, compared with $14.3 million in YTD FY22. The decrease was driven by less development activities in the U.S.

Non-operating Income (Expense)

	Q3 FY23	Q2 FY23	Q3 FY22	YTD FY23	YTD FY22
Foreign currency transactions impact, net	$(4.5)	$10.7	$3.8	$(10.8)	$17.0
Interest expense, net	(0.1)	(0.1)	(0.6)	(0.3)	(1.5)
Interest income and other income (expense), net	3.7	3.0	0.4	9.3	0.9

Non-operating income (expense), net	$(0.9)	$13.6	$3.6	$(1.8)	$16.4

Non-operating income (expense) decreased $14.5 million to $(0.9) million in Q3 FY23, compared with $13.6 million in Q2 FY23, primarily due to foreign currency transactions impact, net, driven by unfavorable movements of the South Korean won and the RMB against the U.S. dollar. Non-operating income (expense) decreased $4.5 million from Q3 FY22, primarily due to foreign currency transaction impact, net, driven by unfavorable movements of the South Korean won and RMB against the U.S. dollar.

Interest income and other income (expense), net, increased to $3.7 million in Q3 FY23, compared with $3.0 million in Q2 FY23, and $0.4 million in Q3 FY22 driven by an increase in cash invested and higher interest rates.

Non-operating income (expense) decreased $18.1 million to $(1.8) million in YTD FY23, compared with $16.4 million in YTD FY22, primarily due to foreign currency transactions impact, net, driven by unfavorable movements of the South Korean won and the New Taiwan dollar against the U.S. dollar.

Interest income and other income (expense), net, increased to $9.3 million in YTD FY23, compared with $0.9 million in YTD FY22, primarily due to an increase in cash invested and higher interest rates.

Income Tax Provision

	Q3 FY23	Q2 FY23	Q3 FY22	YTD FY23	YTD FY22

Income tax provision	$16.1	$21.3	$18.1	$50.0	$43.7
Effective income tax rate	25.0%	26.5%	26.9%	26.8%	26.1%

The effective income tax rate is sensitive to the jurisdictional mix of earnings, due in part to the non-recognition of tax benefits on losses in jurisdictions with valuation allowances where the tax benefits of the losses are not available.

 The effective income tax rate decrease in Q3 FY23, compared with Q2 FY23 and Q3 FY22 is primarily due to changes in the jurisdictional mix of earnings and a decrease in foreign taxes in Q3 FY23.

The effective income tax rate increase in YTD FY23 compared with YTD FY22, is primarily due to changes in the jurisdictional mix of earnings and an increase in foreign taxes in Q2 FY23.

Provisions enacted in the Tax Cuts and Jobs Act of 2017 (“TCJA”) include requiring the capitalization for tax purposes of research and experimental expenditures and became effective for tax years beginning our fiscal year 2023. We have implemented this change and will continue to stay up-to-date with guidance that could impact interpretation of the law.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $21.3 million in Q3 FY23, compared with $19.3 million in Q2 FY23, and $18.0 million in Q3 FY22. The increases from Q3 FY22 to Q3 FY23 resulted from increased net income at our Taiwan-based and China-based IC joint ventures.

Liquidity and Capital Resources

Cash and cash equivalents were $448.5 million and $319.7 million as of July 30, 2023, and October 31, 2022, respectively. As of the most recent balance sheet date, total cash and cash equivalents included $429.9 million held by foreign subsidiaries. Net Cash, a non-GAAP financial measure as defined and discussed in the Non-GAAP Financial Measures section below, was $421.8 million and $277.4 million as of July 30, 2023, and October 31, 2022, respectively. Our primary sources of liquidity are our cash on hand, cash we generate from operations, and borrowing capacity we have available from financial institutions. Our corporate credit agreement has a $50 million borrowing limit, with an expansion capacity to $100 million. Although we have not accessed funds under our corporate credit facilities since 2011, it continues to afford us financial flexibility. In addition, in China, we currently have approximately $25.0 million of borrowing capacity to support local operations. See Note 6 to the condensed consolidated financial statements for additional information on our currently available financing.

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

We estimate capital expenditures for full year FY23 will be approximately $130.0 million; these investments will be targeted towards high-end and mainstream IC capacity and efficiency, and enable us to support our customers’ near-term demands. As of July 30, 2023, we had outstanding capital commitments of approximately $118.0 million and recognized liabilities related to capital equipment purchases of approximately $23.5 million. Although payment timing could vary, primarily as a result of the timing of tool delivery, installation, and testing, we currently estimate that we will fund $120.3 million of our total $141.5 million committed and recognized obligations for capital expenditures over the next twelve months. Please refer to Note 6 to the condensed consolidated financial statements for information on our outstanding debt.

In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. This authorization does not obligate the Company to repurchase any dollar amount or number of shares of common stock. As of July 30, 2023, our current share repurchase program had approximately $31.7 million remaining under its authorization. Depending on market conditions, we may utilize some or the entire remaining approved amount to reacquire additional shares. On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted in the U.S. Among other provisions, the IRA included a one percent excise tax on corporate share repurchases. The one percent excise tax on share repurchases applies to shares repurchased after December 31, 2022, and excludes repurchases under $1 million. We do not anticipate that the IRA will have a material effect on our liquidity.

As discussed in Note 5 to the condensed consolidated financial statements, DNP, the noncontrolling interest in our China-based joint venture has, under certain circumstances, the right to put its interest in the joint venture to Photronics, or to purchase our interest in the joint venture. Under all such circumstances, the sale of DNP’s interest would be at its ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance. As of the date of issuance of this report, DNP had not indicated its intention to exercise this right. As of July 30, 2023, Photronics and DNP each had net investments in this joint venture of approximately $114.3 million.

Cash Flows

	YTD FY23	YTD FY22
Net cash provided by operating activities	$195.6	$195.9
Net cash used in investing activities	$(64.2)	$(45.1)
Net cash used in financing activities	$(16.4)	$(25.4)

Operating Activities: Net cash provided by operating activities reflects net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, and the impacts of cash from changes in operating assets and liabilities. Net cash provided by operating activities remained nearly unchanged in YTD FY23, compared with YTD FY22.

Free Cash Flow, which is a non-GAAP financial measure as discussed in the “Non-GAAP Financial Measures” section below, decreased by $32.8 million compared with YTD FY22, primarily due to the increase in spending on property, plant, and equipment.

Investing Activities: Net cash flows used in investing activities primarily consisted of purchases of property, plant, and equipment of $78.8 million, which increased $32.5 million and proceeds from available-for-sale debt securities of $22.5 million, which increased $22.5 million in YTD FY23, compared with YTD FY22.

Financing Activities: Net cash used in financing activities decreased by $9.0 million in YTD FY23, compared with YTD FY22, primarily due to decreased debt repayments of $35.6 million, partially offset by contributions from noncontrolling interests in our majority owned subsidiaries in Taiwan and China of $25.0 million in YTD FY22, which did not repeat during YTD FY23.

The increase in our cash balance from YTD FY22 was favorably impacted by the effects of exchange rate changes in the amount of $13.8 million in YTD FY23, which was in contrast to the $21.3 million unfavorable impact effect of exchange rate changes had on our cash balance in YTD FY22.

Non-GAAP Financial Measures

Non-GAAP Non-operating (loss) income, Non-GAAP Income tax provision, Non-GAAP Noncontrolling interests, Non-GAAP Net Income attributable to Photronics, Inc. shareholders and non-GAAP earnings per share, Free Cash Flow, and Net Cash are "non-GAAP financial measures" as such term is defined by the Securities and Exchange Commission and may differ from similarly named non-GAAP financial measures used by other companies. The financial tables below reconcile Photronics, Inc. financial results under GAAP to non-GAAP financial information. We believe these non-GAAP financial measures that exclude certain items are useful for analysts and investors to evaluate our future on-going performance because they enable a more meaningful comparison of our projected performance with our historical results. These non-GAAP metrics are not intended to represent funds available for our discretionary use and are not intended to represent, or be used as a substitute for, net income attributable to Photronics, Inc. shareholders, diluted earnings per share, cash and cash equivalents, or cash flows from operations, as measured under GAAP. The items excluded from these non-GAAP metrics but included in the calculation of their closest GAAP equivalent, are significant components of the condensed consolidated statements of income, condensed consolidated balance sheets and statement of cash flows and must be considered in performing a comprehensive assessment of overall financial performance.

The following table reconciles GAAP to Non-GAAP Income at the balance sheet dates. The columns may not foot due to rounding.

	Three Months ended
	July 30, 2023	April 30, 2023	July 31, 2022

Reconciliation of GAAP to Non-GAAP Non-operating (loss) income:
GAAP Non-operating (loss) income, net	$(0.9)	$13.5	$3.6
FX (gain) loss	4.5	(10.7)	(3.9)
Non-GAAP Non-operating (loss) income, net	$3.6	$2.9	$(0.2)

Reconciliation of GAAP to Non-GAAP Income tax provision:
GAAP Income tax provision	$16.1	$21.3	$18.1
Estimated tax effects of FX (gain) loss	(1.2)	2.8	1.0
Non-GAAP Income tax provision	$17.3	$18.5	$17.2

Reconciliation of GAAP to Non-GAAP Noncontrolling interest:
GAAP Noncontrolling interest	$21.3	$19.3	$18.0
Estimated noncontrolling interest effects of above	1.3	0.9	0.5
Non-GAAP Noncontrolling interest	$20.0	$18.4	$17.5

Reconciliation of GAAP to Non-GAAP Net Income:
GAAP Net Income	$27.0	$39.9	$31.2
FX (gain) loss	4.5	(10.7)	(3.9)
Estimated tax effects of above	(1.2)	2.8	1.0
Estimated noncontrolling interest effects of above	1.3	0.9	0.5
Non-GAAP Net Income	$31.6	$32.9	$28.9

Weighted-average number of common shares outstanding - Diluted	61,974	61,507	61,299

Reconciliation of GAAP to Non-GAAP EPS:

GAAP diluted earnings per share	$0.44	$0.65	$0.51
Effects of the above adjustments	$0.07	$(0.11)	$(0.04)
Non-GAAP diluted earnings per share	$0.51	$0.54	$0.47

The following table reconciles Net cash provided by operating activities to Free Cash Flow for YTD FY23 and YTD FY22. The columns may not foot due to rounding. Prior year amounts in the non-GAAP disclosure below have been recast to eliminate government incentives to conform to current year presentation.

	YTD FY23	YTD FY22
Free Cash Flow
Net cash provided by operating activities	$195.6	$195.9
Purchases of property, plant, and equipment	(78.8)	(46.3)
Free cash flow	$116.8	$149.6

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

	As of
	July 30, 2023	October 31, 2022
Net Cash
Cash and cash equivalents	$448.5	$319.7
Current portion of Long-term debt	(6.6)	(10.0)
Long-term debt	(20.1)	(32.3)
Net cash	$421.8	$277.3

Business Outlook

Our current business outlook and guidance was provided in the Photronics Q3 FY23 earnings release, earnings presentation, and financial results conference call, but is not incorporated herein. These can be accessed in the investor section of our website - www.photronics.com.

Our future results of operations and the other forward-looking statements contained in this filing and in the Photronics Q3 FY23 earnings presentation and the related financial results conference call and slide deck involve a number of risks and uncertainties, some of which are discussed in Part I, Item 1A of our 2022 Form 10-K. A number of other unforeseeable factors could cause actual results to differ materially from our expectations.

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

Our primary net foreign currency exposures as of July 30, 2023, included the South Korean won, the Japanese yen, the New Taiwan dollar, the RMB, the Singapore dollar, the British pound sterling, and the euro. As of that date, a 10% adverse movement in the value of currencies different from the functional currencies of our subsidiaries would have resulted in a net unrealized pre-tax loss of $51.0 million, which represents an increase of $3.0 million from our exposure at April 30, 2023. Our most significant exposures at July 30, 2023, were exposures of the South Korean won, the RMB, and the New Taiwan Dollar to the U.S. dollar, which were, respectively, $12.7 million, $11.1 million, and $24.4 million at that date. We do not believe that a 10% change in the exchange rates of non-US dollar currencies, other than the aforementioned currencies and the Japanese yen, would have had a material effect on our July 30, 2023, condensed consolidated financial statements.

Interest Rate Risk

A 10% adverse movement in the interest rates on our variable rate borrowings would not have had a material effect on our July 30, 2023, condensed consolidated financial statements.

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

Issuer Purchases of Equity Securities

In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. The share repurchase program commenced on September 14, 2020, and all shares repurchased under this program were retired. The table below presents share repurchase activity during the third quarter of 2023 in connection with the payment of withholding taxes related to the stock awards.

	Total Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased (in millions)

May 1, 2023 – May 28, 2023	2,943	$17.23	0	$31.7
May 29, 2023 – June 25, 2023	0	$0.00	0	$31.7
June 26, 2023 – July 30, 2023	279	$25.64	0	$31.7
Total	3,222		0

Certain of our debt agreements and lease arrangements include limitations on the amounts of dividends we may pay. Please refer to Note 6 of the condensed consolidated financial statements for information on these limitations.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.	MINE SAFETY DISCLOSURES

Not applicable

Item 5.	OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended July 30, 2023, no such plans or arrangements were adopted or terminated, including by modification.

Item 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ JOHN P. JORDAN	By:	/s/ ERIC RIVERA
	JOHN P. JORDAN		ERIC RIVERA
	Executive Vice President,		Vice President,
	Chief Financial Officer		Corporate Controller
	(Principal Financial Officer)		(Principal Accounting Officer)

Date: September 6, 2023		Date: September 6, 2023