Form 10-K
period 2023-10-31
PHOTRONICS INC
filed 2023-12-26
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act ((§15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 30, 2023, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $879,109,827 (based upon the closing price of $14.46 per share as reported by the NASDAQ Global Select Market on that date).

As of December 14, 2023, 62,604,986 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission pursuant to regulation 14A under the Securities Exchange Act of 1934, as amended are incorporated by reference into Part III of this Annual Report on Form 10-K.

PHOTRONICS, INC.
ANNUAL REPORT ON FORM 10-K
OCTOBER 31, 2023

Table of  Contents
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

All references to “2023”, “2022”, and “2021” are to our fiscal years ended on October 31 of those years, unless otherwise stated.

Table of  Contents
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

Forward-looking statements within this Form 10-K speak only as of the date of its filing, and we undertake no obligation to update any such statements to reflect changes in events or circumstances that may subsequently occur. Users of this Form 10-K are cautioned that various factors may cause actual results to differ materially from those contained in any forward-looking statements found within this Form 10-K and that they should not place undue reliance on any forward-looking statement. In addition, all forward-looking statements, whether written or oral and whether made by us or on our behalf, are expressly qualified by the risk factors provided in Part I, Item 1A “Risk Factors” of this Form 10-K.

Table of  Contents
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

“High-end” photomasks support 28 nanometer and smaller design nodes for ICs and Generation 10.5+, AMOLED, and LTPS display-based process technologies for FPDs. However, 32 nanometer and above geometries for semiconductors and Generation 8 and below (excluding AMOLED and LTPS) process technologies for displays, which we refer to as “mainstream” photomasks, constitute the majority of designs currently being fabricated in volume. At these geometries and at various high-end nodes, we can produce full lines of photomasks. Moreover, there is no significant technology employed by our competitors that is not available to us. We expect advanced-generation designs to continue to be developed, and we believe we are well positioned to service an increasing volume of this business as a result of our ongoing investments in manufacturing processes and technology in the regions where our customers are located.

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

The first several layers of photomasks are sometimes required to be delivered to customers within twenty-four hours from the time we receive customer design data. Because of the short period between order and shipment dates (typically from one day to three weeks) for a significant amount of our revenue, the dollar amount of our current backlog is not a reliable indicator of future revenue. However, the demand for some IC photomasks can extend over the traditional time period; thus, for some products, our backlog can expand to as long as two to three months.

Table of  Contents
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

We conduct our sales and marketing activities primarily through a staff of full-time sales personnel and customer service representatives who work closely with the Company's management and technical personnel. We support non-U.S. customers through both our domestic and foreign facilities and consider our presence in non-U.S. markets to be an important factor in attracting new customers, as it provides global solutions to our customers, minimizes delivery time, and allows us to serve customers that utilize manufacturing foundries outside of the United States, principally in Asia. See Notes 9 and 17 to our consolidated financial statements in Part II, Item 8 of this report for the amount of revenue and long-lived assets attributable to each of our geographic areas of operations.

Research and Development

We primarily conduct research and development activities for IC photomasks at our Boise, Idaho, facility and, to a lesser degree, Photronics DNP Mask Corporation (“PDMC”), our joint-venture subsidiary in Taiwan. Research and development for FPD photomasks is primarily conducted at Photronics Korea, Ltd., our subsidiary in South Korea. Additionally, we conduct site-specific research and development programs to support local, strategic customer roadmaps. All of these research and development programs and activities are undertaken to advance our competitiveness in technology and manufacturing efficiency. We also conduct application-oriented research and development, including data and service technology to support the integration of photomasks into customer processes. Currently, research and development for IC photomasks are primarily focused on photomasks enabling wafer geometries of 14 nanometer node and smaller, including EUV and, for FPDs, on Generations 8 and 10 substrate size photomasks for new TV technologies, emerging opportunities for micro- and mini-LED displays, and photomask technology for the complex FPD photomasks required in the manufacture of advanced mobile displays, such as AMOLED. We believe these core competencies will continue to be a critical part of semiconductor and FPD manufacturing, as wafer and FPD substrate optical lithography continues to enable new high-end ICs and displays. We incurred research and development expenses of $13.7 million, $18.3 million, and $18.5 million in 2023, 2022 and 2021, respectively. It is our belief that we own, control, or license the proprietary information (including trade secrets and patents) that we need to continue to meet our customers’ requirements. We also believe that our intellectual property and trade secret know-how will continue to be important to maintaining technical leadership in the field of photomasks.

Table of  Contents
Markets

The customers for photomasks are primarily semiconductor and FPD manufacturers and to a lesser degree fabless design and equipment companies serving those industries.  The size of the photomask market is driven by the number of designs released to support IC and FPD product introductions and manufacturing expansions.  The photomasks required for those designs are manufactured by independent merchant manufacturers like Photronics and by semiconductor and FPD manufacturers that produce photomasks for their own use (captive manufacturers). In rare instances, captive manufacturers also sell to other semiconductor or FPD manufacturers.

The value of masks produced by merchant suppliers has transitioned from a period when there was a trend toward the divesture or closing of captive photomask operations by semiconductor manufacturers, and an increase in the share of the market served by independent merchant manufacturers. This trend was driven by the increased complexity and cost of capital equipment used in manufacturing photomasks and the lack of economy of scale for many semiconductor and FPD manufacturers to effectively utilize the equipment.

That period was followed by a period during which, in order to reach certain roadmap milestones, some captive mask facilities invested at faster rates than independent manufacturers, and the revenue share of market transitioned to masks being majority captive-supplied.  More recently, there has been a tendency of more production being directed to the independent merchant manufacturers, and market share has begun moving toward the independents. Nevertheless, most captive manufacturers maintain business and technology relationships with independent photomask manufacturers for ongoing support.

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

We sell our products primarily to leading semiconductor and FPD designers and manufacturers. These include integrated device manufacturers, fabless semiconductor companies, and “pure-play” foundries. During 2023, we sold our products to approximately 696 customers. Revenue from United Microelectronics Corp. Co., Ltd. accounted for approximately 14%, 15% and 17% of our total revenues in 2023, 2022 and 2021, respectively, and revenue from Samsung Electronics Co., Ltd. accounted for approximately 10%, 11% and 12% of our total revenues in those respective years. In addition, revenue from Semiconductor Manufacturing International Corporation accounted for approximately 13%, 5% and 3% of our total revenues in 2023, 2022 and 2021, respectively. Our five largest customers, in the aggregate, accounted for approximately 51%, 45% and 43% of our revenue in 2023, 2022 and 2021, respectively. A significant decrease in the amount of revenue from any of these customers could have a material adverse effect on our financial performance and business prospects.

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

Table of  Contents
We estimate that, for the types of photomasks we manufacture (IC and FPD), the size of the total market (captive and merchant) is approximately $7.5 billion. Our competitors include Compugraphics International, Ltd., Dai Nippon Printing Co., Ltd (outside of Taiwan and China), Hoya Corporation, LG Innotek Co., Ltd., Shenzhen Newway Photomask Making Co., Ltd., Shenzhen Qingyi Photomask, Ltd., SK-Electronics Co., Ltd., Taiwan Mask Corporation, and Toppan Electronics Products Co., Ltd. We also compete with semiconductor and FPD manufacturers' captive photomask manufacturing operations that supply photomasks for internal use and, in some instances, also for external customers and foundries. We expect to face continued competition which, in the past, has led to pressure to reduce prices. We believe the pressure to reduce prices, together with the significant investment required in capital equipment to manufacture high-end photomasks will continue in the future.

International Operations

Revenues from our non-U.S. operations were approximately 86%, 85% and 84% of our total revenues in 2023, 2022 and 2021, respectively. We believe that our ability to serve non-U.S. markets is enhanced by our having, among other things, a local presence in the markets we serve. This requires significant investments in financial, managerial, operational, and other resources.

Operations outside of the United States are subject to inherent risks, including fluctuations in currency exchange rates, political and economic conditions in various countries, legal compliance and regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing international operations, longer accounts receivable collection cycles, potential restrictions on transfers of funds, and potentially adverse tax consequences. These factors may have a material adverse effect on our ability to generate revenue outside of the United States and may require us to deploy resources where they could otherwise be used to their greatest advantage and, consequently, may adversely affect our financial condition and results of operations. Notes 9 and 17 of our consolidated financial statements, in Part II, Item 8 of this report, respectively, present our revenue and long-lived assets by geographic area.

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

Intellectual Property Rights

We have developed and hold ownership interests in intellectual property (“IP”) rights, in the forms of patents issued in the U.S., and other trademark and trademark registrations in the U.S. and other countries. Patents in which we hold ownership interests generally relate to the manufacture of photomasks or the use of photomasks to manufacture other products. While we believe that our IP rights are, and will continue to be, important to our technical leadership in the field of photomasks, our operations are not dependent on any one individual IP right. In addition to patenting, when practicable, we further protect our IP rights, and our other proprietary processes and trade secrets, by utilizing non-disclosure agreements with employees, customers, and vendors.

Table of  Contents
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

Table of  Contents
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

•
Regulations pertaining to financial reporting, insider transactions, executive compensation, and other areas overseen by the SEC and governing bodies in other countries in which our operations are located.

Human Capital

As of October 31, 2023, we had approximately 1,885 full-time and part-time employees worldwide. Our business results depend in part on our ability to successfully manage our human capital resources, including attracting, identifying, and retaining key talent. Factors that may affect our ability to attract and retain qualified employees include employee morale, our reputation, competition from other employers, and availability of qualified individuals. As of October 31, 2023, none of our employees at any of our worldwide facilities was represented by a union. We consider our employee relations to be good. We believe our commitment to our diverse human capital resources is an important component of our mission to deliver superior photomasks and customer care. We provide all employees with the opportunity to share their opinions in open dialogues with our human resources department and senior management. We provide all employees a wide range of career development opportunities, both formal and informal. Our formal offerings include tuition reimbursement, leadership development experiences and vocational training. The safety of our employees is a paramount value for us.

Table of  Contents
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

We rely on a limited number of photomask equipment manufacturers to develop, supply, and repair the equipment we use. These equipment manufacturers usually require lead times of twelve months or longer between the order date and the delivery of certain photomask imaging and inspection equipment. The failure of our suppliers to develop, deliver or service such equipment on a timely basis due to internal issues, supply chain constraints or government imposed restrictions could have a material adverse effect on our business and results of operations. In addition, the manufacturing equipment necessary to produce advanced photomasks could become prohibitively expensive, which could similarly affect us.

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

Table of  Contents
We have been dependent on sales to a limited number of large customers; the loss of any of these customers or a significant reduction in orders from these customers could have a material adverse effect on our revenues and results of operations.

Historically, we have sold a significant proportion of photomasks to a limited number of IC and FPD manufacturers. During 2023, 2022 and 2021, our two largest customers accounted for an aggregate of 27%, 25% and 29%, respectively, of our revenue. Our five largest customers accounted for an aggregate of 51%, 45% and 43% of our revenue in 2023, 2022 and 2021, respectively. The loss of a significant customer, a significant reduction or delay in orders from any significant customer (including reductions or delays due to customer departures from recent buying patterns), or an unfavorable change in competitive conditions in the semiconductor or FPD industries could have a material adverse effect on our financial performance and business prospects. The consolidation of semiconductor manufacturers, or an economic downturn in the semiconductor industry, may increase the likelihood of losing a significant customer and could also have an adverse effect on our financial performance and business prospects.

Financing Related Risk Factors

Our cash flows from operations and current holdings of cash may not be adequate for our current and long-term needs.

Our liquidity, as we operate in a high fixed-cost environment, is highly dependent on our revenue volume and the timing of our capital expenditures, which can vary significantly from period to period. Depending on conditions in the semiconductor and FPD markets, our cash flows from operations and current holdings of cash may not be adequate to meet our current and long-term needs for capital expenditures, operations, and debt repayments. Historically, in certain years, we have used external financing to fund these needs. Due to conditions in the credit market, some financing instruments used by us in the past may not be available. Therefore, we cannot provide assurance that additional sources of financing would be available to us on commercially favorable terms, if at all, should our cash requirements exceed our existing cash, and operating cash flows.

Our operations will continue to require substantial capital expenditures, for which we may be unable to provide or obtain funding.

The manufacture of leading-edge photomasks requires us to make substantial investments in additional manufacturing capability. We expect that we will be required to continue to make substantial capital expenditures to meet customer requirements and to position us for future growth. Our capital expenditure payments for fiscal 2024 are expected to be approximately $140 million, of which approximately $18.7 million was included in Accounts payable and Accrued liabilities on our October 31, 2023, consolidated balance sheet. We cannot provide assurance that we will be able to obtain the additional capital required to fund our operations or capital expenditures on reasonable terms, if at all, or that any such inability will not have a material adverse effect on our business and results of operations.

Industry and Competitive Related Risk Factors

Our business depends on managerial and technical personnel, who are in great demand, and our inability to attract and retain qualified employees could adversely affect our business and results of operations.

Our success depends, in part, upon key managerial and technical personnel, as well as our ability to continue to attract and retain additional qualified personnel. The loss of certain key personnel (for example, our chief executive officer, chief financial officer, and chief technology officer) could have a material adverse effect on our business and results of operations. We cannot offer assurance that we can retain our key managerial and technical employees, or that we can attract similar additional employees in the future.

Table of  Contents
The photomask industry is dependent on the semiconductor and display industries, which are subject to rapid technological change and fluctuations in capacity needs. Consequently, we might fail to adequately time our capabilities to market needs, which could have a material adverse effect on our business and results of operations.

The photomask industry has been, and we expect it to continue to be, characterized by technological change and evolving industry requirements, which recent supply chain regionalization efforts have accelerated. In order to remain competitive, we will be required to continually anticipate, respond to, and scale technologies of increasing complexity in both traditional and emerging markets that we serve. In particular, we believe that, as semiconductor geometries continue to become smaller and FPDs become larger or otherwise more advanced, we will be required to manufacture photomasks of increasingly more challenging complexity. Moreover, the demand for photomasks in non-leading-edge nodes may increase beyond our ability to meet our customers’ requirements within adequate response times. Additionally, the demand for photomasks has been, and could in the future be, adversely affected by changes in semiconductor and high-performance electronics fabrication methods that affect the type or quantity of photomasks utilized, such as changes in semiconductor demand that favor field-programmable gate arrays and other semiconductor designs that replace application-specific ICs, or the use of certain chip-stacking methodologies that lessen the emphasis on conventional lithography technology. Furthermore, evidence of the viability and the corresponding market acceptance of alternative methods of transferring IC designs onto semiconductor wafers could reduce or eliminate the need for photomasks in the production of semiconductors. As of the end of 2023, one alternative method, direct-write lithography, has not been proven to be a commercially viable alternative to photomasks, as it is considered to be too slow for high-volume semiconductor wafer production. However, should direct-write or any other alternative method of transferring IC or FPD designs without the use of photomasks achieve market acceptance, and if we are unable to anticipate, respond to, or utilize these or other technological changes, due to resource, technological, or other constraints, our business and results of operations could be materially adversely affected.

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

Table of  Contents
We operate in a highly competitive environment, and, should we be unable to meet our customers’ requirements for product quality, timeliness of delivery or technical capabilities, our revenue could be adversely affected.

The photomask industry is highly competitive, and most of our customers utilize more than one photomask supplier. Our competitors include Compugraphics International, Ltd., Dai Nippon Printing Co., Ltd (outside of Taiwan and China), Hoya Corporation, LG Innotek Co., Ltd., Shenzhen Newway Photomask Making Co., Ltd., Shenzhen Qingyi Photomask, Ltd., SK-Electronics Co. Ltd., Taiwan Mask Corporation, and Toppan Electronics Products Co., Ltd. We also compete with semiconductor and FPD manufacturers' captive photomask manufacturing operations, some of which market their photomask manufacturing services to outside customers. We expect to face continued competition from these and other suppliers in the future. Some of our competitors have substantially greater financial, sales, marketing, or other resources than we do. Also, when producing smaller geometry photomasks, some of our competitors may be able to more rapidly develop and produce such masks and achieve higher manufacturing yields than we can. We believe that consistency of product quality, timeliness of delivery, competitive pricing, technical capability and service are the principal factors considered by customers when selecting their photomask suppliers. Our inability to meet these competitive requirements could have a material adverse effect on our business and results of operations. In the past, competition has led to pressure to reduce prices and the need to invest in advanced manufacturing technology, which we believe contributed to the decrease in the number of independent photomask suppliers, several years ago. These pressures may worsen in the future, causing further consolidation.

Investment Related Risk Factors

Joint ventures may not operate according to their business plans if our partners fail to fulfill their obligations, which may adversely affect our results of operations and compel us to dedicate additional resources to these joint ventures.

The nature of a joint venture requires us to share control in certain areas with unaffiliated third parties and it is always possible that the alignment that brought us and our joint venture partner together may change over time, whether due to change in business strategy, change in control, change in market conditions or applicable laws, or other events. Differing views among joint venture participants may result in delayed decisions or failures to agree on major issues. If our joint venture partner does not fulfill its obligations or that alignment changes, the affected joint venture may not be able to operate in accordance with its business plan or the parties may seek to exit the joint venture under the terms of the joint venture agreement or otherwise. Under such a scenario, among other possible consequences, our results of operations may be adversely affected, we may be compelled to increase the level of our resources devoted to the joint venture or our company-wide business plan may need to be adjusted. If such differences caused a joint venture to deviate from its business plan, or put, change of control or other exit or termination provisions triggered, our results of operations could be materially adversely affected.

Our operations in China expose us to substantial risks.

In 2019, we commenced operations at our two manufacturing facilities in China. These investments are subject to substantial risks which may include, but are not limited to: the inability to protect our intellectual property rights under Chinese law, which may not offer as high a level of protection as U.S. law; unexpectedly long negotiation periods with Chinese suppliers and customers; quality issues related to materials sourced from local vendors; limited access to electricity; unexpectedly high labor costs due to a tight labor supply; and difficulty in repatriating funds and selling or transferring assets. Our investments in China also exposed us to a significant additional foreign currency exchange risk, which we had not been subject to in prior years. In addition, as tensions have, from time to time, escalated between the U.S. and China, we believe there is an enhanced risk that our substantial investments in China may be subject to unforeseen restrictions, which may include expropriation of the investments by the Chinese government or restrictions imposed on our operations by the U.S. or other countries. These and other risks may result in our not realizing a return on, or losing some, or all, of our investments in China, which would have a material adverse effect on our financial condition and financial performance.

We may incur unforeseen charges related to possible future facility closures, restructurings, or forfeitures.

We cannot provide assurance that there will not be facility closures, restructurings, or forfeitures in the near or long term, nor can we assure that we will not incur significant charges should there be any future facility closures, restructurings, or forfeitures.

Table of  Contents
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

We have experienced fluctuations in our quarterly operating results, and we anticipate that such fluctuations will continue and could intensify in the future. Fluctuations in operating results may result in volatility in the prices of our common stock and financial instruments that could be linked to its value. Operating results may fluctuate as a result of many factors, including the size and timing of orders and shipments, the loss of significant customers, changes in product mix, the flow of customer design releases, technological change, fluctuations in manufacturing yields, the actions of our competitors, and general economic conditions. We operate in a high fixed-cost environment and, should our revenues and asset utilization decrease, our operating margins could be negatively impacted.

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

Table of  Contents
Our substantial non-U.S. operations are subject to additional risks.

Revenues from our non-U.S. operations were approximately 86%, 85% and 84% of our total revenues in 2023, 2022 and 2021, respectively. We believe that maintaining significant international operations requires us to have, among other things, a local presence in the geographic markets that we supply. This requires significant investments in financial, managerial, operational, and other resources. Since 1996, we have significantly expanded our operations in international markets by acquiring existing businesses in Europe and Asia, and building manufacturing facilities in Taiwan and China. In order to enable us to optimize our investments and other resources, we closely monitor the semiconductor and FPD manufacturing markets for indications of geographic movement and, in conjunction with these efforts, continue to assess the locations of our manufacturing facilities. These assessments could result in the opening of additional facilities or closing of our current facilities.

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

Table of  Contents
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

Table of  Contents
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

General Risk Factors

We could be negatively impacted by Environmental, Social and Governance (ESG), climate change and other sustainability-related matters.

In recent years, there has been an increased focus from stakeholders on environmental, social, and governance matters, including greenhouse gas emissions and climate-related risks, sustainability, renewable energy, water stewardship, waste management, diversity, equality and inclusion, responsible sourcing and supply chain, human rights, and social responsibility. Evolving stakeholder expectations and our efforts to manage these issues, report on them, and accomplish our goals present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material adverse impact, including on our reputation and stock price, reputational harm, including damage to our relationships with customers, suppliers, investors, governments, or other stakeholders, adverse impacts on our ability to manufacture and sell products and maintain our market share, the success of our collaborations with third parties, increased risk of litigation, investigations, or regulatory enforcement action, unfavorable environmental, social, and governance ratings or investor sentiment, diversion of resources and increased costs to control, assess, and report on environmental, social, and governance metrics.

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

Our business could be materially adversely affected by terrorist acts, widespread outbreaks of infectious diseases (such as COVID-19), government responses emplaced to limit the impact of infectious diseases (such as shelter-in-place directives), or the outbreak or escalation of wars including, but not limited to, the invasion of Ukraine by the Russian Federation. Such events in the geographic regions in which we do business, including escalations of political tensions and military conflicts in the U.S., Europe, the Republic of South Korea, the People’s Republic of China, or the Republic of China (Taiwan), and any governmental sanctions enacted in reaction thereto, could result in a global energy crisis, economic inflation, supply-chain disruptions, or the confiscation or destruction of our facilities; all and any of these outcomes could have material, adverse impacts on our results of operations, financial condition, and cash flows.

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

Table of  Contents
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

Our consolidated financial statements are prepared in accordance with U.S. GAAP and are reported in U.S. dollars. Our operations have transactions and balances denominated in currencies other than the U.S. dollar; primarily the South Korean won, New Taiwan dollar, Japanese yen, Chinese renminbi, euro, Singapore dollar, and the British pound sterling. In 2023, we recorded a net gain from changes in foreign currency exchange rates of $2.5 million in our consolidated statement of income, while our net assets increased by $5.6 million as a result of the translation of foreign currency financial statements to U.S. dollars. Significant foreign currency fluctuations may adversely affect our results of operations, financial condition, or cash flows.

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

Table of  Contents
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Not applicable

Table of  Contents
ITEM 2.	PROPERTIES

The following table presents certain information about the Company's photomask manufacturing facilities:

Location	Type of Interest
Allen, Texas	Owned
Boise, Idaho	Owned
Brookfield, Connecticut	Owned
Bridgend, Wales	Leased
Cheonan, Korea	Owned
Hefei, China	Owned(1)
Dresden, Germany	Leased
Hsinchu, Taiwan	Owned(1)
Hsinchu, Taiwan	Leased
Taichung, Taiwan	Owned(1)
Xiamen, China	Owned(1)

(1) We own our manufacturing facilities in Hefei, Taichung, Xiamen, and one of our manufacturing facilities in Hsinchu. However, we lease the related land at these sites. We believe our facilities, with planned expansions, are adequate to support our current and near-term requirements.

ITEM 3.	LEGAL PROCEEDINGS

Please refer to Note 15 to our consolidated financial statements in Part II, Item 8 of this report for information on legal proceedings involving the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Table of  Contents
PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol PLAB. On December 14, 2023, the closing sale price of our common stock, per the NASDAQ Global Select Market, was $29.09. Based on available information, we have 229 registered shareholders.

To date, we have not paid any cash dividends on Photronics shares, and, for the foreseeable future, we anticipate that earnings will continue to be retained for use in our business.

In September 2020, the Company’s Board of Directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. The most recent 10b5-1 plan expired on September 15, 2022, and has not been renewed.  Share repurchases under this authorization commenced on September 16, 2020. The repurchase authorization by the Board of Directors has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions.  In 2023, we did not repurchase any further shares as part of this program.  In 2022, we repurchased 0.2 million shares at a cost of $2.5 million (an average of $13.43 per share) and, since the program’s inception, we have repurchased 5.8 million shares at a cost of $68.3 million (an average of $11.70 per share). There is $31.7 million remaining under the Board of Director authorization. All shares repurchased under the program have been retired.

Securities authorized for issuance under equity compensation plans

The information regarding our equity compensation required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from the Photronics, Inc. 2024 Definitive Proxy Statement in Item 12 of Part III of this report. The 2024 Definitive Proxy Statement will be filed within 120 days after our fiscal year ended October 31, 2023.

Stock Price Performance

The information regarding our stock price performance required to be disclosed by Item 201(e) of Regulation S-K is incorporated by reference from the Photronics, Inc. 2024 Definitive Proxy Statement in Item 12 of Part III of this report. The 2024 Definitive Proxy Statement will be filed within 120 days after our fiscal year ended October 31, 2023.

ITEM 6.	[RESERVED]

Table of  Contents
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We sell substantially all of our photomasks to semiconductor designers and manufacturers, and manufacturers of FPDs. Photomask technology is also being applied to the fabrication of other higher-performance electronic products such as virtual reality/augmented reality advanced IC packages, photonics, micro-electronic mechanical systems, and certain nanotechnology applications. Our selling cycle is tightly interwoven with the development and release of new semiconductor and display designs and applications, particularly as they relate to the semiconductor industry's migration to more advanced product innovation, design methodologies, and fabrication processes. The demand for photomasks primarily depends on design activity rather than sales volumes from products manufactured using semiconductor manufacturing technologies. Consequently, an increase in semiconductor or display sales does not necessarily result in a corresponding increase in photomask sales. However, the reduced use of application-specific ICs, reductions in design complexities, other changes in the technology or methods of manufacturing or designing semiconductors, or a slowdown in the introduction of new semiconductor or display designs could reduce demand for photomasks ‒ even if the demand for semiconductors and FPDs increases. Advances in semiconductor, display, and photomask design and production methods that shift the burden of achieving device performance away from lithography could also reduce the demand for photomasks. Historically, the microelectronics industry has been volatile, experiencing periodic downturns and slowdowns in design activity. These negative trends have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices with a concomitant effect on revenue and profitability.

We are typically required to fulfill customer orders within a short period of time, sometimes within twenty-four hours. This results in a minimal level of backlog orders, typically one to two weeks of backlog for IC photomasks and two to three weeks of backlog for FPD photomasks. However, the demand for some IC photomasks can extend longer than the traditional time period; thus, for some products, our backlog can expand to as long as two to three months.

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

State-of-the-art production for semiconductor masks is considered to be 28 nanometer and smaller for ICs and Generation 10.5+ and AMOLED and LTPS display-based process technologies for FPDs. However, 32 nanometer and above geometries for semiconductors and Generation 8 and below (excluding AMOLED and LTPS) process technologies for displays constitute the majority of designs currently being fabricated in volume. At these geometries and various high-end nodes, we can produce full lines of photomasks, and there is no significant technology employed by our competitors that is not available to us. We expect advanced-generation designs to continue to move to production throughout fiscal 2024, and we believe we are well positioned to service an increasing volume of this business as a result of our investments in manufacturing processes and technology in the regions where our customers are located.

Table of  Contents
The photomask industry has been, and is expected to continue to be characterized by technological change and evolving industry standards. In order to remain competitive, we will be required to continually anticipate, respond to, and utilize changing technologies. In particular, we believe that, as semiconductor geometries continue to become smaller, and display designs become larger or otherwise more advanced, we will be required to manufacture even more complex optically-enhanced reticles, including optical proximity correction, phase-shift and EUV photomasks. Additionally, demand for photomasks has been, and could in the future be, adversely affected by changes in high-performance electronics fabrication methods that affect the type or quantity of photomasks used, such as changes in semiconductor demand that favor field-programmable gate arrays and other semiconductor designs that replace application-specific ICs, or the use of certain chip-stacking methodologies that lessen the emphasis on conventional lithography technology. Furthermore, increased market acceptance of alternative methods of transferring circuit designs onto semiconductor wafers could reduce or eliminate the need for photomasks in the production of semiconductors. As of the end of 2023, one alternative method, direct-write lithography, has not been proven to be a commercially viable alternative to photomasks, as it is considered to be too slow for high-volume semiconductor wafer production, and we have not experienced a significant loss of revenue as a result of this or other alternative semiconductor design methodologies. However, should direct-write lithography or any other alternative method of transferring IC designs to semiconductor wafers without the use of photomasks achieve market acceptance, and we do not anticipate, respond to, or utilize these or other changing technologies due to resource, technological, or other constraints, our business and results of operations could be materially adversely affected.

Our revenues have benefitted, and our costs, including depreciation, have been affected by the increased demand for high-end-technology photomasks that require more advanced manufacturing capabilities, but generally command higher ASPs. Our capital expenditure payments were $131.3 million, $112.3 million and $109.1 million in 2023, 2022 and 2021, respectively. Nonetheless, we intend to continue to make the required investments to support the technological requirements of our customers that we believe will continue to enable our growth. In support of this effort, we expect capital expenditure payments to be approximately $140 million in fiscal year 2024.

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

Table of  Contents
Results of Operations

The following tables present selected operating information expressed as a percentage of revenue. The columns may not foot due to rounding.

	Three Months Ended
	October 31, 2023	July 30, 2023	October 31, 2022
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	62.7	61.3	61.8

Gross profit	37.3	38.7	38.2
Selling, general and administrative expenses	7.4	8.0	7.5
Research and development expenses	1.5	1.6	1.9

Operating income	28.5%	29.1%	28.8%
Non-operating income (expense), net	8.2	-0.4	5.1

Income before income tax provision	36.7	28.7	33.9
Income tax provision	8.9	7.2	7.6

Net income	27.8	21.5	26.3
Net income attributable to noncontrolling interests	8.2	9.5	8.7

Net income attributable to Photronics, Inc. shareholders	19.6%	12.0%	17.6%

	Year Ended
	October 31, 2023	October 31, 2022	October 31, 2021
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	62.3	64.3	74.8

Gross profit	37.7	35.7	25.2
Selling, general and administrative expenses	7.8	7.8	8.7
Research and development expenses	1.5	2.2	2.8
Other operating income, net	0.0	0.0	0.5

Operating income	28.4%	25.7%	14.2%
Non-operating income (expense), net	1.9	3.3	1.1

Income before income tax provision	30.3	29.0	15.4
Income tax provision	7.9	7.3	3.5

Net income	22.4	21.7	11.9
Net income attributable to noncontrolling interests	8.3	7.3	3.5

Net income attributable to Photronics, Inc. shareholders	14.1%	14.4%	8.4%

Table of  Contents
Note: All the following tabular comparisons, unless otherwise indicated, are for the three months ended October 31, 2023 (Q4 FY23), July 30, 2023 (Q3 FY23) and October 31, 2022 (Q4 FY22), and for the fiscal years ended October 31, 2023 (YTD FY23) and October 31, 2022 (YTD FY22). Please refer to Part II, Item 7 of our 2022 Form 10-K for comparative discussion of our fiscal years ended October 31, 2022, and October 31, 2021. The tables in this item may not foot due to rounding.

Revenue

Our quarterly revenues can be affected by the seasonal purchasing practices of our customers. As a result, demand for our products is typically reduced during the first quarter of our fiscal year by the North American, European, and Asian holiday periods, as some of our customers reduce their development and, consequently, their buying activities during those periods.

The following tables present changes in revenue disaggregated by product type and geographic origin, in Q4 FY23 and YTD FY23 from revenue in prior reporting periods.

Quarterly Changes in Revenue by Product Type

	Q4 FY23 compared with Q3 FY23			Q4 FY23 compared with Q4 FY22
	Revenue in	Increase	Percent	Increase	Percent
	Q4 FY23	(Decrease)	Change	(Decrease)	Change
IC
High-end *	$57.7	$12.4	27.4%	$13.4	30.2%
Mainstream	106.8	(11.0)	(9.3)%	(5.1)	(4.5)%

Total IC	$164.5	$1.4	0.8%	$8.3	5.3%

FPD
High-end *	$53.3	$3.3	6.6%	$9.9	22.8%
Mainstream	9.7	(1.4)	(12.5)%	(0.9)	(8.9)%

Total FPD	$63.0	$1.9	3.1%	$9.0	16.5%

Total Revenue	$227.5	$3.3	1.5%	$17.2	8.2%

*	High-end photomasks typically have higher ASPs than mainstream products.

Quarterly Changes in Revenue by Geographic Origin**

	Q4 FY23 compared with Q3 FY23			Q4 FY23 compared with Q4 FY22
	Revenue in	Increase	Percent	Increase	Percent
	Q4 FY23	(Decrease)	Change	(Decrease)	Change
Taiwan	$79.3	$(2.3)	(2.8)%	$3.0	3.9%
China	59.2	(2.9)	(4.6)%	6.8	12.9%
Korea	42.2	1.4	3.3%	4.2	11.2%
United States	36.8	7.1	23.9%	2.8	8.2%
Europe	9.3	(0.2)	(2.2)%	0.3	3.0%
Other	0.7	0.2	34.4%	0.1	24.7%
Total revenue	$227.5	$3.3	1.5%	$17.2	8.2%

**	This table disaggregates revenue by the location in which it was earned.

Revenue in Q4 FY23 of $227.5 million represented an increase of 1.5% compared with Q3 FY23, and an increase of 8.2% from Q4 FY22.

Table of  Contents
Overall IC revenue increased 0.8 % from Q3 FY23, and increased 5.3% from Q4 FY22 due to stronger high-end foundry and logic demand in Asia. IC mainstream decreased in Q4 FY23 by 9.3% from Q3 FY23, and 4.5% from Q4 FY22 primarily the result of reduced mainstream demand in Asia.

FPD revenue increased 3.1% and 16.5% in Q4 FY23, compared, respectively, with Q3 FY23 and Q4 FY22. The increases were caused by continued strong AMOLED demand in mobile display during Q4 FY23. Revenue from mainstream products decreased 12.5% from Q3 FY23 as more production capacity was dedicated to meet strong high-end demand.

Year-over-Year Changes in Revenue by Product Type

	YTD FY23 compared with YTD FY22
	Revenue in	Increase	Percent
	YTD FY23	(Decrease)	Change
IC
High-end *	$195.0	$(0.4)	(0.2)%
Mainstream	456.3	58.6	14.7%

Total IC	651.3	$58.3	9.8%

FPD
High-end *	200.8	$13.9	7.4%
Mainstream	40.0	(4.6)	(10.3)%

Total FPD	240.8	$9.3	4.0%

Total Revenue	892.1	$67.5	8.2%

*	High-end photomasks typically have higher ASPs than mainstream photomasks.

Year-over-Year Changes in Revenue by Geographic Origin**

	YTD FY23 compared with YTD FY22
	Revenue in	Increase	Percent
	YTD FY23	(Decrease)	Change
Taiwan	$316.9	$25.5	8.8%
China	245.4	32.8	15.4%
Korea	162.2	6.1	3.9%
United States	128.9	2.7	2.1%
Europe	36.6	0.2	0.5%
Other	2.1	0.3	13.5%
	$892.1	$67.5	8.2%

**	This table disaggregates revenue by the location in which it was earned.

Revenue in YTD FY23 of $892.1 million surpassed our prior record revenue set in YTD FY22 by $67.5 million, or 8.2%. IC revenue increased by 9.8%, due to strong demand for mainstream products earlier in the year. FPD revenue increased by 4.0%, driven by a 7.4% increase in revenue from high-end products due to increased AMOLED demand in mobile displays, which offset decreased mainstream resulting from shifting capacity to meet strong high-end demand. We believe that strong demand for AMOLED photomasks will continue, as expected technology advances drives increasing overall demand for higher-value masks.

Table of  Contents
Gross Margin

			Percent		Percent
	Q4 FY23	Q3 FY23	Change	Q4 FY22	Change
Gross profit	$84.9	$86.8	(2.2)%	$80.3	5.7%
Gross margin	37.3%	38.7%		38.2%

Gross margin was 37.3% for Q4 FY23, representing a slight decrease from the Q3 FY23 gross margin of 38.7%, as increase in revenue of 1.5% was offset by increased material costs of 4.2%, or 69 basis points as a percentage of revenue. Labor costs increased 4.5%, or 30 basis points as a percentage of revenue, due to increased costs in some locations. Equipment and other overhead costs increased 3.0%, or 41 basis points as a percentage of revenue, with increased equipment maintenance costs, partially offset by lower outsourced manufacturing costs, most significantly contributing to the net cost increase.

Gross margin decreased by 0.9 percentage points in Q4 FY23, from Q4 FY22, primarily as a result of the increase in material costs as a percentage of revenue from the prior year quarter. Equipment and other overhead costs increased 9.7%, or 37 basis points, as a percentage of revenue. Increased depreciation expense, utilities expenses, and outsourced manufacturing costs, which were partially offset by decreased equipment maintenance costs, were the primary contributors to the overall increase.

			Percent
	YTD FY23	YTD FY22	Change
Gross profit	$336.2	$294.2	14.3%
Gross margin	37.7%	35.7%

Gross margin increased by 2.0 percentage points in YTD FY23, from YTD FY22, primarily as a result of the increase in revenue from the prior year period, offset somewhat by the following net cost increases: Material costs increased 2.8% from the prior year period, but decreased 129 basis points as a percentage of revenue. Labor costs increased 10.3% from the prior year, and increased 30 basis points as a percentage of revenue, primarily due to increased labor costs in Asia. Equipment and other overhead costs increased by 4.5% but decreased 95 basis points as a percentage of revenue, with increased utilities, equipment service contract costs, and less transfer of research and development cost from cost of goods sold to research and development expense, as well as increases in computer software costs, offset by decreased importation costs most significantly contributing to the overall cost increase.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.7 million in Q4 FY23, compared with $18.0 million in Q3 FY23, and $15.7 million in Q4 FY22. The decrease from Q3 FY23 was primarily the result of decreased compensation and related expenses of $1.5 million offset partially by increased insurance expenses and outside services of $0.1 million and $0.1 million, respectively.  The increase from the prior year quarter was primarily the result of increased compensation and related expenses of $1.0 million and increased insurance expenses of $0.2 million.  Selling, general and administrative expenses increased $5.5 million to $69.5 million in YTD FY23, from $64.0 million in YTD FY22, primarily due to an increase in compensation and related expenses, professional fees, travel and entertainment and insurance expenses in the respective amounts of $4.1 million, $1.2 million, $0.4 million and $0.3 million.

Research and Development Expenses

Research and development expenses, which primarily consist of development and qualification efforts related to process technologies for high-end IC and FPD applications, decreased $0.1 million to $3.4 million in Q4 FY23, from Q3 FY23; the decrease was primarily caused by a decline in development activities in Asia. Research and development expenses in Q4 FY23 decreased by $0.7 million from Q4 FY22 as a result of decreased development activities in the U.S. and Asia. On a year-to-date basis, research and development expenses decreased $4.7 million, to $13.7 million, primarily due to decreased development activities in the U.S.

Table of  Contents
Non-Operating Income (Expense)

	Q4 FY23	Q3 FY23	Q4 FY22
Foreign currency transactions impact, net	$13.2	$(4.5)	$10.4
Interest expense, net	(0.1)	(0.1)	(0.4)
Interest income and other income, net	5.6	3.7	0.8

Non-operating income (expense), net	$18.7	$(0.9)	$10.8

Non-operating income (expense) increased in Q4 FY23 from Q3 FY23 by $19.6 million, primarily due to foreign currency impacts, driven by favorable movements of the South Korean won, the New Taiwan dollar, RMB dollar against the U.S. dollar offsetting unfavorable movements of the Singapore dollar against the U.S. dollar. Non-operating income (expense) increased from Q4 FY22, by $7.9 million, primarily due to higher interest and investment income earned on our cash balances, in addition to foreign currency transactions impact.

	YTD FY23	YTD FY22
Foreign currency transactions impact, net	$2.5	$27.3
Interest expense, net	(0.4)	(1.9)
Interest income and other income, net	14.8	1.7

Non-operating income (expense), net	$16.9	$27.2

Non-operating income (expense) decreased $10.3 million in full year FY23, compared with full year FY22, due to foreign currency transactions, driven by unfavorable movements of the South Korean won, the New Taiwan dollar, and the Singapore dollar offsetting favorable movements of the RMB against the U.S. dollar, partially offset by increased interest income in the current year resulting from higher average cash, cash equivalents and short-term investments balances in FY23, compared with FY22 and lower interest expense, net of subsidies, due to receiving a lower amount of interest subsidies on our China-based debt in FY23, the effect of which was partially mitigated by lower average interest-bearing debt balance in FY23 than in the prior year.  The columns presented above may not foot due to rounding.

Income Tax Provision

On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation with varying effective dates in the future. The Company is continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries.

	Q4 FY23	Q3 FY23	Q4 FY22
Income tax provision	$20.3	$16.1	$16.1
Effective income tax rate	24.3%	25.0%	22.5%

The effective income tax rates are sensitive to the jurisdictional mix of our earnings, due, in part, to the non-recognition of tax benefits on losses in jurisdictions with valuation allowances where the tax benefits of losses are not available.

The effective income tax rate decreased slightly in Q4 FY23, compared with Q3 FY23, primarily due to changes in the period-to-period mix of jurisdictional earnings. The effective income tax rate increase in Q4 FY23, as compared with Q4 FY22, is primarily due to changes in the jurisdictional mix of earnings as well as an increase in foreign tax as compared to the prior year.

	FY23	FY22
Income tax provision	$70.3	$59.8
Effective income tax rate	26.0%	25.0%

Table of  Contents
The increase in the effective income tax rate on a full-year basis in FY23, compared with FY22, is primarily due to an increase of unremitted earnings tax in a non-US jurisdiction, as well as changes in the jurisdictional mix of earnings. We consider all available evidence when evaluating the potential future realization of deferred tax assets, and when, based on the weight of all available evidence, we determine that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we reduce our deferred tax assets by a valuation allowance. We also regularly assess the potential outcomes of ongoing and future tax examinations and, accordingly, have recorded accruals for such contingencies. Included in the balance of unrecognized tax benefits as of October 31, 2023 and October 31, 2022, are $8.9 million and $5.6 million respectively, recorded in Other liabilities in the consolidated balance sheets that, if recognized, would impact the effective tax rates.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $18.5 million in Q4 FY23, compared with $21.3 million in Q3 FY23; the decrease was the result of a net decrease in the net incomes of our joint venture operations. Net income attributable to noncontrolling interests increased by $0.3 million in Q4 FY23 from Q4 FY22, and by $13.7 million in YTD FY23 from YTD FY22, as a result of increased net income at both our Taiwan-based and China-based IC facilities.

Liquidity and Capital Resources

Cash and cash equivalents was $499.3 million and $319.7 million as of October 31, 2023, and October 31, 2022, respectively. As of the most recent balance sheet date, total cash and cash equivalents included $473.2 million held by foreign subsidiaries. Net Cash, a non-GAAP financial measure as defined and discussed in the Non-GAAP Financial Measures section below, was $474.7 million and $277.3 million as of October 31, 2023, and October 31, 2022, respectively. Our primary sources of liquidity are our cash on hand and cash we generate from operations.

We continually evaluate alternatives for efficiently funding our capital expenditures and ongoing operations. These reviews may result in our engagement in a variety of investing and financing transactions, in the transfer of cash among subsidiaries, and/or the repatriation of cash to the U.S. The transfer of funds among subsidiaries could be subject to foreign withholding taxes; in certain jurisdictions, repatriation of these funds to the U.S. may subject them to U.S. state income taxes and/or local country withholding taxes. We believe that our liquidity, including available financing, is sufficient to meet our requirements through the next twelve months and thereafter for the foreseeable future. Through the utilization of our existing liquidity, cash we generate from operations and short-term investments, we plan to continue to invest in our business, with our investments targeted to align with our customers’ technology road maps. In addition, we stand ready to invest in mergers, acquisitions, or strategic partnerships, should a suitable opportunity arise.

We estimate capital expenditures for our fiscal year 2024 will be approximately $140 million; these investments will be targeted towards high-end and mainstream “point” tools that will increase our operating capacity and efficiency, and enable us to support our customers’ near-term demands. As of October 31, 2023, we had outstanding capital commitments of approximately $106.8 million and recognized liabilities related to capital equipment purchases of approximately $18.7 million. Although payment timing could vary, primarily as a result of the timing of tool delivery, installation and testing, we currently estimate that we will fund $88.6 million of our total $125.5 million committed and recognized obligations for capital expenditures over the next twelve months. Please refer to Notes 10 and 15 to our consolidated financial statements for additional information on our lease liabilities and unrecognized commitments, respectively.

In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. This authorization does not obligate the Company to repurchase any dollar amount or number of shares of common stock. As of October 31, 2023, there was approximately $31.7 million remaining under that authorization. Depending on market conditions, we may utilize some or the entire remaining approved amount to reacquire additional shares.

Table of  Contents
As discussed in Note 6 of our consolidated financial statements, DNP, the noncontrolling interest in our China-based joint venture has, under certain circumstances, the right to put its interest in the joint venture to Photronics, or to purchase our interest in the joint venture. Under all such circumstances, the sale of DNP’s interest would be at its ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance. As of the date of issuance of this report, DNP had not indicated its intention to exercise this right. As of October 31, 2023, Photronics and DNP each had net investments in this joint venture of approximately $117.1 million.

Cash Flows

	Year Ended
	October 31, 2023	October 31, 2022	October 31, 2021
Net cash provided by operating activities	$302.2	$275.2	$150.8
Net cash used in investing activities	$(101.5)	$(147.8)	$(103.5)
Net cash used in financing activities	$(18.5)	$(38.7)	$(53.9)

Operating Activities: Net cash provided by operating activities reflects net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, and the effects of changes in operating assets and liabilities. Net cash provided by operating activities increased by $27.0 million in FY23, compared with FY22, primarily due to increased net income and net cash-favorable changes in working capital, predominantly in Asia.

Free Cash Flow, which is a non-GAAP financial measure as discussed in the “Non-GAAP Financial Measures” section below, increased by $8.0 million in FY23, compared with FY22, and $121.2 million in FY22, compared with FY21, primarily due to increases in net cash provided by operating activities.

Investing Activities:  In FY23, net cash flows used in investing activities primarily consisted of purchases of $131.3 million of property, plant and equipment. Net cash flows used in investing activities decreased by $46.2 million in FY23, compared with FY22, primarily as a result of $47.5 million in proceeds from the maturity of available-for-sale debt securities.

Financing Activities: In FY23, net cash flows used in financing activities primarily consisted of debt repayments of $18.5 million. Net cash used in financing activities decreased by $20.2 million in FY23, compared with FY22, primarily due to decreased repayments of debt of $47.0 million, offset by decreased contributions from noncontrolling interests of $25.0 million that occurred in FY22 but did not repeat in FY23.

Our cash, cash equivalents, and restricted cash balances were negatively impacted by changes in foreign currency exchange rates in FY23 by $2.7 million.

Non-GAAP Financial Measures

Non-GAAP Non-operating (loss) income, Non-GAAP Income tax provision, Non-GAAP Noncontrolling interests, Non-GAAP Net Income attributable to Photronics, Inc. shareholders and non-GAAP earnings per share, Free Cash Flow, and Net Cash are "non-GAAP financial measures" as such term is defined by the Securities and Exchange Commission and may differ from similarly named non-GAAP financial measures used by other companies. The financial tables below reconcile Photronics, Inc. financial results under GAAP to non-GAAP financial information. We believe these non-GAAP financial measures that exclude certain items are useful for analysts and investors to evaluate our future on-going performance because they enable a more meaningful comparison of our projected performance with our historical results. These non-GAAP metrics are not intended to represent funds available for our discretionary use and are not intended to represent, or be used as a substitute for, net income attributable to Photronics, Inc. shareholders, diluted earnings per share, cash and cash equivalents, or cash flows from operations, as measured under GAAP. The items excluded from these non-GAAP metrics but included in the calculation of their closest GAAP equivalent, are significant components of the consolidated statements of income, consolidated balance sheets and statement of cash flows and must be considered in performing a comprehensive assessment of overall financial performance.

Table of  Contents
The following table reconciles GAAP to Non-GAAP Income at the balance sheet dates. The columns may not foot due to rounding.

	Three Months ended			Year ended
	Oct 31,	July 30,	Oct 31,	Oct 31,	Oct 31,	Oct 31,
	2023	2023	2022	2023	2022	2021
Reconciliation of GAAP to Non-GAAP Non-operating (loss) Income:

GAAP Non-operating (loss) income, net	$18,660	$(911)	$10,797	$16,896	$27,167	$7,452
FX (gain) loss	(13,234)	4,543	(10,369)	(2,466)	(27,344)	(7,972)
Non-GAAP Non-operating (loss) income, net	$5,426	$3,632	$428	$14,430	$(177)	$(520)

Reconciliation of GAAP to Non-GAAP Income tax provision:

GAAP Income tax provision	$20,288	$16,098	$16,074	$70,312	$59,791	$23,190
Estimated tax effects of FX (gain) loss	3,437	(1,193)	2,522	317	5,933	1,829
Non-GAAP Income tax provision	$16,851	$17,291	$13,552	$69,995	$53,858	$21,361

Reconciliation of GAAP to Non-GAAP Noncontrolling interests:

GAAP Noncontrolling interests	$18,545	$21,296	$18,204	$74,149	$60,456	$23,367
Estimated noncontrolling interest effects of above	2,431	1,328	1,990	2,676	4,275	(481)
Non-GAAP Noncontrolling interests	$16,114	$19,968	$16,214	$71,473	$56,181	$23,848

Reconciliation of GAAP to Non-GAAP Net Income:

GAAP Net Income	$44,611	$26,959	$37,060	$125,485	$118,786	$55,449
FX (gain) loss	(13,234)	4,543	(10,369)	(2,466)	(27,344)	(7,972)
Estimated tax effects of above	3,437	(1,193)	2,522	317	5,933	1,829
Estimated noncontrolling interest effects of above	2,431	1,328	1,990	2,676	4,275	(481)
Non-GAAP Net Income	$37,245	$31,637	$31,203	$126,012	$101,650	$48,825

Weighted-average number of common shares outstanding - Diluted	62,067	61,974	61,374	61,755	61,189	61,999

Reconciliation of GAAP to Non-GAAP EPS:

GAAP diluted earnings per share	$0.72	$0.44	$0.60	$2.03	$1.94	$0.89
Effects of the above adjustments	(0.12)	0.07	(0.10)	0.01	(0.28)	(0.10)
Non-GAAP diluted earnings per share	$0.60	$0.51	$0.51	$2.04	$1.66	$0.79

Table of  Contents
The following table reconciles Net cash provided by operating activities to Free Cash Flow for FY23, FY22, and FY21. The columns may not foot due to rounding. Prior year amounts in the non-GAAP disclosure below have been recast to eliminate government incentives to conform to current year presentation.

	FY23	FY22	FY21
Free Cash Flow
Net cash provided by operating activities	$302.2	$275.2	$150.8
Purchases of property, plant and equipment	(131.3)	(112.3)	(109.1)
Free cash flow	$170.9	$162.9	$41.7

The following table reconciles Cash and cash equivalents to Net Cash at the balance sheet dates. The increase in Net Cash was primarily driven by an increase in Net cash provided by operating activities, as discussed above. The columns may not foot due to rounding.

	As of
	October 31, 2023	October 31, 2022
Net Cash
Cash, cash equivalents	$499.3	$319.7
Current portion of Long-term debt	(6.6)	(10.0)
Long-term debt	(18.0)	(32.3)
Net cash	$474.7	$277.4

Business Outlook

Our current business outlook and guidance was provided in our Full Year and Fourth Quarter Fiscal 2023 Results earnings call, and related slide deck. These can be accessed in the investor section of our website - www.photronics.com.

Our future results of operations and the other forward-looking statements contained in this filing and in our “Full Year and Fourth Quarter Fiscal 2023 Results” earnings call and presentation involve a number of risks and uncertainties, some of which are discussed in Part I, Item 1A of this report. A number of other unforeseeable factors could cause actual results to differ materially from our expectations.

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

Table of  Contents
•
Property, Plant and Equipment: Significant judgment and assumptions are employed when we establish the estimated useful lives of asset classes, and determine when depreciation should commence for individual assets, as these determinations can significantly impact our gross margin and research and development expenses. Significant judgment would also be employed when events or changes in circumstances indicate that the carrying amount of a group of assets may not be recoverable, as the recoverability assessment requires us to forecast future cash flows related to these assets; this evaluation can significantly impact our gross margin and operating expense.

•
Leases: Significant judgment is applied in the determination of whether an arrangement is, or contains, a lease and, in certain instances, whether the lease should be classified as an operating lease or a finance lease, which can impact the timing and classification of lease costs.

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

•
Income Taxes:  Our annual tax rate is determined based on our income and the jurisdictions where it is earned, statutory tax rates, and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Also inherent in determining our annual tax rate are judgments and assumptions regarding the recoverability of certain deferred tax assets, and our ability to uphold certain tax positions. We are subject to complex tax laws, in the U.S. and numerous foreign jurisdictions, and the manner in which they apply can be open to interpretation. Realization of deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction in future periods, which involves business plans, planning opportunities, and expectations about future outcomes. Our assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

There are a number of estimates and assumptions inherent in calculating the various components of our tax provision. Future events such as changes in tax legislation, geographic mix of earnings, findings in tax audits, and earnings repatriation plans could have an impact on those estimates and our effective tax rate.

Please refer to Notes 1, 10, 13, and 15 to our consolidated financial statements for additional information related to these critical accounting estimates.

Effect of Recent Accounting Pronouncements

See Note 22 to our consolidated financial statements of this report for recent accounting pronouncements that may affect our financial reporting.

Table of  Contents
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

Our primary net foreign currency exposures as of October 31, 2023, included the South Korean won, the Japanese yen, the New Taiwan dollar, the Chinese renminbi, the Singapore dollar, the British pound sterling, and the euro. As of October 31, 2023, a 10% adverse movement in the value of these currencies against the functional currencies of our subsidiaries would have resulted in a net unrealized pre-tax loss of $52.0 million, which represents an increase of $17.3 million from the same movement as of October 31, 2022. The increase in foreign currency rate change risk is primarily the result of increased net exposures of the New Taiwan dollar and South Korean won against the U.S. dollar. We do not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies would have had a material effect on our October 31, 2023, consolidated financial statements.

Interest Rate Risk

A 10% adverse movement in the interest rates on our variable rate borrowings would not have had a material effect on our October 31, 2023, consolidated financial statements.

Table of  Contents
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of  Contents
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Photronics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Photronics, Inc. (the “Company”) as of October 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended October 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2023 and October 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 22, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Revenue — Contracts with Customers— Refer to Note 1 & 9 of the financial statements

Critical Audit Matter Description

The Company recognizes revenue over time for in-process production orders that have not shipped for contracts with customers for which it has an enforceable right to bill and collect consideration, including a reasonable profit, in the event the in-process orders are cancelled by the customers. In addition, as photomasks are manufactured to customer specifications, they have no alternative use to the Company. This results in the Company recording a corresponding contract asset as of period-end for these contracts. Significant judgment is exercised by the Company in determining the amount of revenue to recognize for these contracts and the corresponding contract asset, specifically in estimating the point within the production cycle at which the production orders stand in relation to the Company’s enforceable right within the contract. Pursuant to these contracts, revenue recognized over time and the associated contract asset as of October 31, 2023 was $11 million.

We identified the determination of revenue recognized over time for in-process productions orders as of October 31, 2023 as a critical auditing matter because of the significant estimates and assumptions management makes in determining the amount of revenue to recognize for these contracts. This required a high degree of audit judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s determination of the progress point of in-process orders and the amount of revenue recognized over time and the corresponding contract asset as of October 31, 2023.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s determination of the progress point of in-process orders and resulting revenue recognized over time and corresponding contract asset as of October 31, 2023 included the following:

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
- We selected a sample of in-process production orders as of October 31, 2023 and performed the following procedures for each selection:
- Obtained and read the customer agreement/purchase order, invoice, and quote to determine whether the company has an enforceable right to bill and collect consideration.
- Evaluated management’s identification of significant contract terms and resulting revenue recognition for the in-process production order.
- Evaluated management estimate of the production point for the in-process order corresponding revenue recognition and contract asset based on the Company’s enforceable right within the contract.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
December 22, 2023

We have served as the Company’s auditor since 1991.

Table of  Contents
PHOTRONICS, INC.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	October 31, 2023	October 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$499,292	$319,680
Short-term investments	12,915	38,820
Accounts receivable, net of allowance of $1,099 in 2023 and $1,002 in 2022	194,927	198,147
Inventories	49,963	50,753
Other current assets	28,353	37,252
Total current assets	785,450	644,652

Property, plant and equipment, net	709,244	643,873
Deferred income taxes	21,297	19,816
Other assets	10,230	7,489
Total assets	$1,526,221	$1,315,830

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$6,621	$10,024
Accounts payable	84,024	79,566
Accrued liabilities	94,578	104,207
Total current liabilities	185,223	193,797

Long-term debt	17,998	32,310
Other liabilities	47,391	27,634
Total liabilities	250,612	253,741

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 61,310 shares issued and outstanding at October 31, 2023, and 60,791 shares issued and outstanding at October 31, 2022	613	608
Additional paid-in capital	502,010	493,741
Retained earnings	561,119	435,634
Accumulated other comprehensive loss	(88,734)	(98,456)
Total Photronics, Inc. shareholders’ equity	975,008	831,527
Noncontrolling interests	300,601	230,562
Total equity	1,275,609	1,062,089
Total liabilities and equity	$1,526,221	$1,315,830

See accompanying notes to consolidated financial statements.

Table of  Contents
PHOTRONICS, INC.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended
	October 31, 2023	October 31, 2022	October 31, 2021
Revenue	$892,076	$824,549	$663,761

Cost of goods sold	555,914	530,336	496,717

Gross profit	336,162	294,213	167,044

Operating expenses:

Selling, general and administrative	69,458	63,989	57,525

Research and development	13,654	18,341	18,490

Total operating expenses	83,112	82,330	76,015

Other operating (loss) income, net	-	(17)	3,525

Operating income	253,050	211,866	94,554

Non-operating income (expense):

Foreign currency transactions impacts, net	2,466	27,344	7,972

Interest income and other income, net	14,863	1,680	1,165

Interest expense, net of subsidies	(433)	(1,857)	(1,685)

Income before income tax provision	269,946	239,033	102,006

Income tax provision	70,312	59,791	23,190

Net income	199,634	179,242	78,816

Net income attributable to noncontrolling interests	74,149	60,456	23,367

Net income attributable to Photronics, Inc. shareholders	$125,485	$118,786	$55,449

Earnings per share:

Basic	$2.05	$1.96	$0.90

Diluted	$2.03	$1.94	$0.89

Weighted-average number of common shares outstanding:

Basic	61,139	60,559	61,407

Diluted	61,755	61,189	61,999

See accompanying notes to consolidated financial statements.

Table of  Contents
PHOTRONICS, INC.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Year Ended
	October 31, 2023	October 31, 2022	October 31, 2021
Net income	$199,634	$179,242	$78,816
Other comprehensive income (loss), net of tax of $0:
Foreign currency translation adjustments	5,615	(151,209)	8,478
Other	(3)	423	(69)

Net other comprehensive income (loss)	5,612	(150,786)	8,409

Comprehensive income	205,246	28,456	87,225
Less: comprehensive income attributable to noncontrolling interests	70,039	28,697	29,163

Comprehensive income (loss) attributable to Photronics, Inc. shareholders	$135,207	$(241)	$58,062

See accompanying notes to consolidated financial statements.

Table of  Contents
PHOTRONICS, INC.
Consolidated Statements of Equity
Years Ended October 31, 2023, 2022 and 2021
(in thousands)

	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive	Non- Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Interests	Equity
Balance at October 31, 2020	63,138	$631	$507,336	$279,037	$—	$17,958	$157,304	$962,266
Net income	-	-	-	55,449	-	-	23,367	78,816
Other comprehensive income	-	-	-	-	-	2,613	5,796	8,409
Shares issued under equity plans	805	8	3,561	-	-	-	-	3,569
Share-based compensation expense	-	-	5,348	-	-	-	-	5,348
Dividends to noncontrolling interest	-	-	-	-	-	-	(9,597)	(9,597)
Purchases of treasury stock	-	-	-	-	(48,249)	-	-	(48,249)
Retirement of treasury stock	(3,919)	(39)	(31,573)	(16,637)	48,249	-	-	-

Balance at October 31, 2021	60,024	600	484,672	317,849	-	20,571	176,870	1,000,562
Net income	-	-	-	118,786	-	-	60,456	179,242
Other comprehensive loss	-	-	-	-	-	(119,027)	(31,759)	(150,786)
Shares issued under equity plans	954	10	4,280	-	-	-	-	4,290
Share-based compensation expense	-	-	6,308	-	-	-	-	6,308
Contribution from noncontrolling interest	-	-	-	-	-	-	24,995	24,995
Purchases of treasury stock	-	-	-	-	(2,522)	-	-	(2,522)
Retirement of treasury stock	(187)	(2)	(1,519)	(1,001)	2,522	-	-	-

Balance at October 31, 2022	60,791	608	493,741	435,634	-	(98,456)	230,562	1,062,089
Net income	-	-	-	125,485	-	-	74,149	199,634
Other comprehensive income (loss)	-	-	-	-	-	9,722	(4,110)	5,612
Shares issued under equity plans	519	5	268	-	-	-	-	273
Share-based compensation expense	-	-	8,001	-	-	-	-	8,001

Balance at October 31, 2023	61,310	$613	$502,010	$561,119	$-	$(88,734)	$300,601	$1,275,609

See accompanying notes to consolidated financial statements.

Table of  Contents
PHOTRONICS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	October 31, 2023	October 31, 2022	October 31, 2021
Cash flows from operating activities:
Net income	$199,634	$179,242	$78,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	80,473	79,971	87,535
Amortization of intangible assets	362	359	2,861
Share-based compensation	8,001	6,308	5,348
Deferred income taxes	(927)	809	(2,110)
Changes in assets, liabilities, and other:
Accounts receivable	4,026	(51,233)	(36,620)
Inventories	1,236	(2,039)	2,987
Other current assets	9,665	1,204	(13,472)
Accounts payable, accrued liabilities and other	(294)	60,566	25,427

Net cash provided by operating activities	302,176	275,187	150,772

Cash flows from investing activities:
Purchases of property, plant and equipment	(131,295)	(112,338)	(109,099)
Purchases of available-for-sale debt securities	(20,192)	(38,854)	-
Proceeds from maturities of available-for-sale debt securities	47,537	-	-
Government incentives	2,522	3,615	5,775
Purchases of intangible assets	(117)	(205)	(170)
Other	-	25	-

Net cash used in investing activities	(101,545)	(147,757)	(103,494)

Cash flows from financing activities:
Repayments of debt	(18,439)	(65,440)	(20,352)
Purchases of treasury stock	-	(2,522)	(48,249)
Contributions from noncontrolling interests	-	24,995	-
Dividends paid to noncontrolling interests	-	-	(9,597)
Proceeds from share-based arrangements	1,248	5,749	3,874
Proceeds from long-term debt	-	-	20,858
Net settlements of restricted stock awards	(1,302)	(1,471)	(437)

Net cash used in financing activities	(18,493)	(38,689)	(53,903)

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(2,680)	(46,012)	4,703

Net increase (decrease) in cash, cash equivalents, and restricted cash	179,458	42,729	(1,922)

Cash, cash equivalents, and restricted cash at beginning of year	322,409	279,680	281,602

Cash, cash equivalents, and restricted cash at end of year	501,867	322,409	279,680

Less: Ending restricted cash	2,575	2,729	3,010

Cash and cash equivalents at end of year	$499,292	$319,680	$276,670

Supplemental disclosure of non-cash information:

Accruals for property, plant and equipment purchased during year	$18,607	$3,266	$7,794

See accompanying notes to consolidated financial statements.

Table of  Contents
PHOTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended October 31, 2023, October 31, 2022 and October 31, 2021
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

Estimates and Assumptions

The preparation of financial statements in conformity with U.S.GAAP requires us to make estimates and assumptions that affect amounts reported in them. Our estimates are based on historical experience and on various assumptions that are believed to be reasonable, based on the facts and circumstances available at the time they are made. Subsequent actual results may differ from such estimates. We review these estimates periodically and reflect any effects of revisions in the period in which they are determined.

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

As of October 31, 2023, and October 31, 2022, all of our available-for-sale securities had remaining maturities less than one year, and have been classified as Short-term investments.

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

	October 31, 2023				October 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Government securities	$12,913	$4	$(2)	$12,915	$38,911	$-	$(91)	$38,820

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

Accounts Receivable, Unbilled Receivables and Allowance for Credit Losses

We generally record our accounts receivable at their billed amounts.The Company recognizes unbilled receivables when the Company has satisfied its performance obligations, has an unconditional right to consideration, but has not yet issued an invoice. All outstanding past due customer invoices are reviewed for collectability during, and at the end of, every reporting period. To the extent that we believe a loss on the collection of a customer invoice is probable, we record the loss and credit an allowance for credit losses. In the event that an amount is determined to be uncollectible, we charge the allowance for credit losses and derecognize the related receivable. Refer to our revenue recognition policy, below, for additional information on our accounting for accounts receivable.

Table of  Contents
Inventories

Inventories are stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or net realizable value. Please refer to Note 4 of our consolidated financial statements for additional information on our inventories. Inventory reserves are established when conditions indicate that the net realizable value is less than costs due to assigned expiration dates or other causes based on individual facts and circumstances. If net realizable value is less than cost at the balance sheet date, the carrying amount is reduced to the realizable value, and the difference is recognized as a loss on valuation of inventories within cost of sales.

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

Depreciation and amortization, essentially all of which are included in Cost of goods sold in our consolidated statements of income, are computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 10 to 39 years, machinery and equipment over 5 to 15 years, and furniture, fixtures, and office equipment over 3 to 5 years. Leasehold improvements are amortized over the lesser of the life of the lease or the estimated useful life of the improvement. We employ judgment when making assumptions about the estimated useful lives and depreciation periods we assign to property, plant and equipment, and when events or changes in circumstances such as a significant industry downturn, plant closures, technological obsolescence, or other occurrences indicate that their carrying amounts may not be recoverable.

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

Table of  Contents
Restricted Cash

Restricted cash in the amounts of $2.6 million and $2.7 million are included in Other assets on our October 31, 2023 and October 31, 2022, consolidated balance sheets, respectively. The restrictions on these amounts are primarily related to land lease agreements and customs requirements.

Treasury Stock

We record treasury stock purchases under the cost method, recording the entire cost of the acquired stock as treasury stock. Gains and losses on subsequent reissuances would be credited or charged to additional paid-in capital, and we would employ the average cost method (with average cost being determined separately for each share repurchase program), in the event that we subsequently reissue shares.When we retire our treasury stock, any excess of the repurchase price paid over par value is allocated between additional paid-in capital and retained earnings.

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

Table of  Contents
Contract Assets, Contract Liabilities, and Accounts Receivable

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. Contract assets reflect our transfer of control to customers of photomasks that are in process or completed but not yet shipped to customers. A receivable is recognized when we have an unconditional right to payment for our performance, which generally occurs when we ship the photomasks. Our contract assets primarily consist of a significant amount of our in-process production orders and fully manufactured photomasks which have not yet shipped, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the in-process orders are cancelled by customers. On an individual contract basis, we net contract assets with contract liabilities (deferred revenue) for financial reporting purposes. We did not impair any contract assets or accounts receivable in 2023, 2022, or 2021.

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

 Remaining Performance Obligations

 As we are typically required to fulfill customer orders within a short time period, our backlog of orders is generally not in excess of one to two weeks for IC photomasks and two to three weeks for FPD photomasks. However, the demand for some IC photomasks can extend beyond the traditional time period; thus the backlog, in some individual cases, can extend to as long as two to three months. As allowed under Topic 606, we have elected not to disclose our remaining performance obligations, which represent the costs associated with the completion of the manufacturing process of in-process photomasks related to contracts that have an original duration of one year or less.

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

Table of  Contents
Leases

   We determine if an agreement is, or contains, a lease on the earlier of the date of the agreement or the date on which we commit to entering the agreement and evaluate at that time whether the lease is an operating lease or a finance lease. We recognize right-of-use assets and lease liabilities for operating and finance leases with terms greater than 12 months. Please refer to Note 10 of our consolidated financial statements for additional information.

Our involvement in lease arrangements has typically been as a lessee. We determine if an agreement is, or contains, a lease on the earlier of the date of the agreement or the date on which we commit to entering the agreement. An arrangement is determined to be a lease when it conveys to us the right to control the use of an identified asset for a period of time in exchange for consideration. Our having the right to control an identified asset is determined by whether we are entitled to substantially all of its economic benefits and can direct its use. We recognize leases on our consolidated balance sheet when a lessor makes an asset underlying a lease having a term in excess of twelve months available for our use. As allowed under ASC Topic 842 – “Leases” (“Topic 842”), we have elected 1) not to apply the recognition requirements to leases that, at their commencement dates, have lease terms of twelve months or less and do not include options to purchase their underlying assets that we are reasonably certain to exercise and 2) for all classes of assets, the practical expedient to not separate lease components of a contract from nonlease components of a contract.

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

Table of  Contents
Research and Development

Research and development costs are expensed as incurred and consist primarily of development efforts related to high-end process technologies for advanced subwavelength reticle solutions for IC and FPD photomask technologies.

Foreign Currency Translation

Our non-U.S. subsidiaries maintain their books of account in their respective local currencies, which are their functional currencies. Assets and liabilities of such subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expenses are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments are accumulated and reported in Accumulated other comprehensive (loss) income, a component of equity on our consolidated balance sheets.

Government Grants

 The Company receives grants from governments in support of certain of the Company’s business activities, primarily related to capital expenditures and research and development activities. Grants are generally received in the form of cash as either a recovery for expenses incurred, qualified assets purchased or as an incentive for meeting certain eligibility requirements that may be part of a grant agreement. Grant agreements terms generally extend for a period of up to 4 years.  We account for funds we receive from government grants by either reducing the costs of the assets (if the grant relates to capital expenditures) or expenses which could be Cost of goods sold, Selling, general and administrative, and Research and development expenses in the consolidated statements of income once the conditions and restrictions of the grant have been met and payment has been received.  If the funds we receive cannot be attributed to specific assets or expenses, they would be recognized as other income, and included in Interest income and other income, net in the consolidated statements of income. Funds we receive from government grants are classified in our consolidated statements of cash flows as either Net cash provided by operating activities or Net cash provided by investing activities, in accordance with how we expend the funds. When a grant is received before conditions of the grant have been met, the grant is recorded in Accrued liabilities or Other liabilities in the Consolidated Balance Sheets.  For the year ended October 31, 2023, grants recorded in the Company’s Consolidated Financial Statements were not material.

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

We account for uncertain tax positions by recording a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in our tax returns. We include any applicable interest and penalties related to uncertain tax positions in the liability and in our income tax provision.

Earnings Per Share

Basic earnings per share (“EPS”) is based on the weighted-average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if certain share-based payment awards were exercised or earned.

Table of  Contents
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

We would account for investments we make in VIEs in which we have determined that we do not have a controlling financial interest but have a significant influence over, and hold at least a twenty percent ownership interest in, using the equity method. An investment not meeting the parameters to be accounted for under the equity method would be accounted for using the cost method, unless the investment had a readily determinable fair value, at which value it would then be reported.

NOTE 2 – ACCOUNTS RECEIVABLE

The components of Accounts Receivable at the balance sheet dates are presented below.

	October 31, 2023	October 31, 2022
Accounts Receivable	$171,433	$178,303
Unbilled Receivable	24,593	20,846
Allowance for Credit Losses	(1,099)	(1,002)
	$194,927	$198,147

NOTE 3 - OTHER CURRENT ASSETS

Presented below are the components of Other current assets at the balance sheet dates.

	October 31, 2023	October 31, 2022
Contract assets	$10,984	$15,752
Prepaid expenses	10,031	8,263
Other	2,537	814
Prepaid and refundable income taxes	2,489	9,709
Recoverable value added taxes	2,312	2,714
	$28,353	$37,252

NOTE 4 - INVENTORIES

The components of Inventories at the balance sheet dates are presented below.

	October 31, 2023	October 31, 2022
Raw materials	$48,948	$49,326
Work in process	1,010	1,408
Finished goods	5	19
	$49,963	$50,753

Table of  Contents
NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Presented below are the components of Property, plant and equipment, net at the balance sheet dates.

	October 31, 2023	October 31, 2022
Land	$11,378	$11,134
Buildings and improvements	185,850	168,024
Machinery and equipment	1,922,041	1,769,478
Leasehold improvements	18,894	18,802
Furniture, fixtures, and office equipment	15,856	14,355
Construction in progress	55,434	90,846
	2,209,453	2,072,639
Accumulated depreciation and amortization	(1,500,209)	(1,428,766)
	$709,244	$643,873

Information on ROU assets resulting from finance leases, at the balance sheet dates, is presented below.

	October 31, 2023	October 31, 2022
Machinery and equipment	$42,820	$42,760
Accumulated amortization	(7,655)	(4,784)
	$35,165	$37,976

The following table presents depreciation expense (including the amortization of ROU assets) related to property, plant and equipment incurred during the reporting periods.

	Years Ended
	October 31, 2023	October 31, 2022	October 31, 2021
Depreciation Expense	$80,472	$79,971	$87,535

      In the third quarter of 2021, we recorded a $3.5 million gain on the trade-in of a lithography tool with a tool vendor as partial compensation for a more advanced tool.

NOTE 6 - PDMCX JOINT VENTURE

In January 2018, Photronics, Inc. through its wholly-owned subsidiary, Photronics Singapore PTE. LTD., (hereinafter, within this Note “we”, “Photronics”, “us”, or “our”), and DNP, through its wholly-owned subsidiary “DNP Asia Pacific PTE, Ltd.” entered into a joint venture under which DNP obtained a 49.99% interest in our IC business in Xiamen, China. The joint venture, which we refer to as “PDMCX”, was established to develop and manufacture photomasks for semiconductors. We entered into this joint venture to enable us to compete more effectively for the merchant photomask business in China, and to benefit from the additional resources and investment that DNP provides to enable us to offer advanced-process technology to our customers.

In 2020, in combination with local financing obtained by PDMCX, Photronics and DNP fulfilled their investment obligations under the PDMCX operating agreement (“the Agreement”). As discussed in Note 8, liens were granted to the local financing entity on property, plant, and equipment and were paid off during fiscal year 2023. These liens had an October 31, 2022, total carrying value of $70.7 million, as collateral for the loans.

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

The following table presents net income we recorded from the operations of PDMCX during the reporting periods.

	Years Ended
	October 31, 2023	October 31, 2022	October 31, 2021
Net income from PDMCX	$25,098	$16,714	$6,425

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

Table of  Contents
The following table presents the carrying amounts of PDMCX assets and liabilities included in our consolidated balance sheets. General creditors of PDMCX do not have recourse to the assets of Photronics (other than the net assets of PDMCX); therefore, our maximum exposure to loss from PDMCX is our interest in the carrying amount of the net assets of the joint venture.

	October 31, 2023		October 31, 2022
Classification	Carrying Amount	Photronics Interest	Carrying Amount	Photronics Interest
Current assets	$135,960	$67,994	$127,542	$63,784
Noncurrent assets	136,334	68,181	119,392	59,708
Total assets	272,294	136,175	246,934	123,492
Current liabilities	36,305	18,156	51,274	25,643
Noncurrent liabilities	1,873	937	9,161	4,581
Total liabilities	38,178	19,093	60,435	30,224
Net assets	$234,116	$117,082	$186,499	$93,268

NOTE 7 - ACCRUED LIABILITIES

Presented below are the components of Accrued liabilities at the balance sheet dates. Prior year amounts have been reclassified to conform to the current year presentation.

	October 31, 2023	October 31, 2022
Compensation related expenses	$37,218	$33,061
Income taxes	24,080	37,595
Contract liabilities	9,965	18,872
Property, plant, and equipment	6,624	2,989
Value added and other taxes	3,523	2,923
Service Contracts	2,613	762
Operating leases	1,912	1,354
Telecommunications and utilities	1,311	1,111
Other	7,332	5,540
Accrued liabilities	$94,578	$104,207

Table of  Contents
NOTE 8 - DEBT

Due to the Q2 FY23 payoff of the Xiamen Project loans, as of October 31, 2023, the Current portion of long-term debt and the Long-term debt balances were comprised of finance leases as described below:

As of October 31, 2023	Xiamen Project Loans		Finance Leases		Total
Principal due:
Next 12 months	$-		$6,621		$6,621
Months 13 – 24	$-		$17,972		$17,972
Months 25 – 36	-		12		12
Months 37 – 48	-		13		13
Months 49 – 60	-		1		1
Long-term debt	-		17,998		17,998
Total debt	$-		$24,619		$24,619

Interest rate at balance sheet date	N/A	%	N/A
Basis spread on interest rates	0.00		N/A
Interest rate reset	Quarterly		N/A
Maturity date	December 2025		N/A
Periodic payment amount	Varies as loans mature(1)		Varies as Lease mature
Periodic payment frequency	Semiannual, on individual loans		Monthly
Loan collateral (carrying amount)	$ N/A		$35,165	(2)

(1)
During Q2 FY23, we repaid the entire balance of RMB 26.4 million (approximately $3.9 million) remaining on the loan, of which, RMB 2.0 million was due to be paid in June 2025 and RMB 24.4 million was due to be paid in December 2025.

(2)	Represents the carrying amount at the balance sheet date of the related ROU assets, in which the lessors have secured interests.

The tables below provide information on our long-term debt as of October 31, 2022.

As of October 31, 2022	Xiamen Project Loans	Xiamen Working Capital Loans	Hefei Equipment Loan	Finance Leases		Total
Principal due:
Next 12 months	$-	$3,512	$-	$6,512		$10,024
Months 13 – 24	$-	$-	$-	$6,610		$6,610
Months 25 – 36	1,098	-	-	17,961		19,059
Months 37 – 48	6,641	-	-	-		6,641
Long-term debt	$7,739	$-	$-	$24,571		$32,310

Interest rate at balance sheet date	4.30% - 4.45%	4.46%	N/A		(2)
Basis spread on interest rates	0.00	76.00	N/A	N/A
Interest rate reset	Quarterly	Monthly/Annually	N/A	N/A
Maturity date	December 2025	July 2023	Paid July 2022		(2)
Periodic payment amount	Varies as loans mature(1)	Increases as loans mature	N/A		(2)
Periodic payment frequency	Semiannual, on individual loans	Semiannual, on individual loans	N/A	Monthly
Loan collateral (carrying amount)	$70,705	N/A	N/A	$37,976	(3)

(1)	During the three month period ended October 31, 2022, we repaid RMB 81.0 million (approximately $11.5 million) that had contractual maturity dates ranging from December 2023 through June 2025.
(2)	See Note 10 for interest rates on lease liabilities, maturity dates, and periodic payment amounts.
(3)	Represents the carrying amount at the balance sheet date of the related ROU assets, in which the lessors have secured interests.

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

In December 2020, we entered into a five-year $35.5 million finance lease for a high-end lithography tool. Monthly payments on the lease, which commenced in January 2021, increased from $0.04 million during the first three months to $0.6 million for the following nine months, followed by forty-eight monthly payments of $0.5 million. As of the due date of the forty-eighth monthly payment, we may exercise an early buyout option to purchase the tool for $14.1 million. If we do not exercise the early buyout option, then at the end of the five-year lease term, at our option, we may return the tool, elect to extend the lease term for a period and a lease payment to be agreed with lessor at the time, or purchase the tool for its then-fair market value, as determined by the lessor. Since we are reasonably certain that we will exercise the early buyout option, our lease liability reflects such exercise and we have classified the lease as a finance lease. The interest rate implicit in the lease is 1.58%. The lease agreement incorporates the covenants included in our former Corporate Credit Agreement, which are detailed below, and includes a cross-default provision for any agreement or instrument with an outstanding, committed balance greater than $5.0 million in which we are the indebted party.

Table of  Contents
Xiamen Project Loans

In November 2018, PDMCX obtained approval to borrow RMB 345.0 million from the Industrial and Commercial Bank of China. From November 2018 through July 2020, PDMCX entered into separate loan agreements (the “Project Loans”) for the entire approved amount. In February 2023, PDMCX repaid the entire outstanding balance of RMB 26.4 million ($3.9 million).  As of October 31, 2023, PDMCX had no amount outstanding and the amounts may not be re-borrowed. The Project Loans were used to finance certain capital expenditures at the PDMCX facility and were collateralized by liens granted on the land use right, building, and certain equipment located at the facility. The interest rates on the Project Loans were variable (based on the RMB Loan Prime Rate of the National Interbank Funding Center), and interest incurred on the loans was eligible for reimbursement through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provided for such reimbursements up to a prescribed limit and duration. The Project Loans were subject to covenants and provisions, certain of which related to the assets pledged as security for the loans, all of which we were in compliance with at the time of repayment.

Xiamen Working Capital Loans

In November 2018, PDMCX obtained approval for revolving, unsecured credit of the equivalent of $25.0 million, pursuant to which PDMCX may enter into separate loan agreements with varying terms to maturity. This facility is subject to annual reviews and extensions, with the most recent extension set to expire in July 2024. In December 2022, we repaid our entire outstanding balance of RMB 25.6 million ($3.6 million) and the amounts may not be re-borrowed. As of October 31, 2023, PDMCX had no amount outstanding against the approval. The interest rates are variable, based on the RMB Loan Prime Rate of the National Interbank Funding Center. Interest incurred on the loans related to the amount borrowed was eligible for reimbursement through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provided for such reimbursements up to a prescribed limit and duration.

Corporate Credit Agreement

In September 2018, we entered into a five-year amended and restated credit agreement (the “Credit Agreement”), which had a $50 million borrowing limit, with an expansion capacity to $100 million. The Credit Agreement was secured by substantially all of our assets located in the United States and common stock we own in certain subsidiaries. The Credit Agreement was subject to covenants around minimum interest coverage ratio, total leverage ratio, and minimum unrestricted cash balance (all of which we were in compliance with at the termination of the agreement in September 2023), and limited the amount of cash dividends, distributions, and redemptions we could pay on our common stock to an aggregate annual amount of $50 million. The Credit Agreement expired, and was not renewed as of October 31, 2023.  There were no outstanding borrowings against the Credit Agreement at its expiration.

Hefei Equipment Loan

In October 2020, our Hefei, China, facility was approved to borrow RMB 200 million from the China Construction Bank Corporation. In July 2022, we repaid our entire outstanding balance of RMB 120.7 million ($18.0 million). This credit facility was subject to annual reviews and extension; the most recent extension expired in August 2022, and we did not apply for an extension. The loan proceeds were used to fund purchases of two lithography tools at the Hefei facility. The interest rate on the loan was variable and based on the RMB Loan Prime Rate of the National Interbank Funding Center. The borrowings were secured by the Hefei facility, its related land use right, and certain manufacturing equipment. The Hefei Equipment Loan was subject to covenants and provisions, certain of which relate to the assets pledged as security for the loan, including covenants for the ratio of total liabilities to total assets and the ratio of current assets to current liabilities, all of which we were in compliance with at the time of repayment.

Interest Paid for Debt
Interest payments, including capitalized interest of $0.1 million in 2021, were $0.5 million in 2023, $2.8 million in 2022, and $3.8 million in 2021. The weighted-average interest rate on our current portion of long-term debt for the periods ended October 31, 2023 and October 31, 2022 was 1.5% and 2.5%, respectively.

Table of  Contents
NOTE 9 - REVENUE

The following tables present our revenue for the years ended October 31, 2023, October 31, 2022, and October 31, 2021, disaggregated by product type, geographic origin, and timing of recognition.

	Year Ended
Revenue by Product Type	October 31, 2023	October 31, 2022	October 31, 2021
IC
High-end	$194,939	$195,332	$162,973
Mainstream	456,340	397,694	297,198
Total IC	$651,279	$593,026	$460,171

FPD
High-end	$200,842	$186,988	$155,670
Mainstream	39,955	44,535	47,920
Total FPD	$240,797	$231,523	$203,590
	$892,076	$824,549	$663,761

	Year Ended
Revenue by Geographic Origin*	October 31, 2023	October 31, 2022	October 31, 2021
Taiwan	$316,889	$291,342	$248,597
China	245,378	212,598	115,732
Korea	162,235	156,139	156,391
United States	128,879	126,205	105,023
Europe	36,579	36,402	36,242
Other	2,116	1,863	1,776
	$892,076	$824,549	$663,761

* This table disaggregates revenue by the location in which it was earned.

	Year Ended
Revenue by Timing of Recognition	October 31, 2023	October 31, 2022	October 31, 2021
Over time	$838,628	$758,359	$606,332
At a point in time	53,448	66,190	57,429
	$892,076	$824,549	$663,761

Contract Assets, Contract Liabilities, and Accounts Receivable

The following table provides information about our contract balances at the balance sheet dates.

Classification	October 31, 2023	October 31, 2022
Contract Assets
Other current assets	$10,984	$15,752

Contract Liabilities
Accrued liabilities	$9,965	$18,872
Other liabilities	12,454	4,989
	$22,419	$23,861

The following table presents revenue recognized from contract liabilities that existed at the beginning of the reporting periods.

	October 31, 2023	October 31, 2022	October 31, 2021
Revenue recognized from beginning liability	$13,966	$8,934	$5,300

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

Table of  Contents
NOTE 10 - LEASES

The following table provides information on operating and finance leases included in our consolidated balance sheets.

Classification	October 31, 2023	October 31, 2022

ROU Assets – Operating Leases
Other assets	$6,189	$3,341

ROU Assets – Finance Leases
Property, plant and equipment, net	$35,165	$37,976

Lease Liabilities – Operating Leases
Accrued liabilities	$1,912	$1,354
Other liabilities	4,218	1,928
	$6,130	$3,282

Lease Liabilities – Finance Leases
Current portion of long-term debt	$6,621	$6,512
Long-term debt	17,998	24,571
	$24,619	$31,083

The following table presents future lease payments under noncancelable operating and finance leases as of October 31, 2023. Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.

Fiscal Year	Operating Leases	Finance Leases
2024	$2,015	$6,951
2025	1,712	18,026
2026	1,327	13
2027	1,088	13
2028	247	1
Total lease payments	$6,389	$25,004
Imputed interest	(259)	(385)
Lease liabilities	$6,130	$24,619

The following table presents lease costs for 2023, 2022, and 2021.

	Year Ended
	October 31, 2023	October 31, 2022	October 31, 2021
Operating lease costs	$2,278	$2,253	$2,904
Short-term lease costs	$462	$469	$232
Variable lease costs	$656	$603	$498
Interest on finance lease	$426	$522	$510
Amortization of ROU assets	$2,870	$2,917	$1,867

The following table presents statistical information related to our operating and finance leases. The information presented is as of the balance sheet dates.

	October 31, 2023		October 31, 2022
Classification	Weighted- average remaining lease term (in years)	Weighted- average discount rate	Weighted- average remaining lease term (in years)	Weighted- average discount rate
Operating leases	3.7	2.4%	3.1	2.3%
Finance leases	1.2	1.5%	2.2	1.5%

The following table presents the effects of leases on our 2023, 2022, and 2021 consolidated statements of cash flows, and provides leases-related non-cash information for those years.

	Year Ended
	October 31, 2023	October 31, 2022	October 31, 2021
Operating cash flows used for operating leases	$2,271	$2,259	$2,442
Operating cash flows used for finance leases	$429	$566	$464
Financing cash flows used for finance leases	$6,521	$7,289	$4,323
ROU assets obtained in exchange for operating lease obligations	$5,116	$513	$457
ROU assets obtained in exchange for finance lease obligations	$-	$-	$42,672

Table of  Contents
NOTE 11 - SHARE-BASED COMPENSATION

In March 2016, shareholders approved our current equity incentive compensation plan (“the Plan”), under which incentive stock options, non-qualified stock options, stock grants, stock-based awards, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and other stock or cash awards may be granted. Shares to be issued under the Plan may be authorized and unissued shares, issued shares that have been reacquired by us (in the open market or in private transactions), or a combination thereof. The maximum number of shares of common stock approved that may be issued under the Plan is four million shares.  On March 16, 2023, at its annual meeting of shareholders, the shareholders of Photronics, Inc., approved amendments to the Plan to increase the number of shares available for issuance by an additional one million shares, thereby increasing the shares available for issuance under the Plan from four million to five million. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of Photronics or its subsidiaries. In the event of a change in control (as defined in the Plan) or at the discretion of the compensation committee; the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. The table below presents information on our share-based compensation expenses for the three most recent fiscal years.

	Year Ended
	October 31, 2023	October 31, 2022	October 31, 2021
Expense reported in:
Cost of goods sold	$1,259	$868	$446
Selling, general, and administrative	5,962	4,803	4,446
Research and development	780	637	456
Total expense incurred	$8,001	$6,308	$5,348

Expense by award type:
Restricted stock awards	$7,909	$5,800	$4,920
Stock options	1	298	218
Employee stock purchase plan	91	210	210
Total expense incurred	$8,001	$6,308	$5,348

Income tax benefits of share-based compensation	$715	$449	$233
Share-based compensation cost capitalized	$-	$-	$-

Restricted Stock Awards

We periodically grant restricted stock awards, the restrictions on which typically lapse over a service period of one to four years. The fair values of the awards are determined on the date of grant, based on the closing stock price of our common stock. A summary of restricted stock award activity during 2023 and the status of our restricted stock awards as of October 31, 2023, is presented below.

Restricted Stock	Shares	Weighted-Average Fair Value at Grant Date
Outstanding at October 31, 2022	893,704	$15.62
Granted	791,925	$16.84
Vested	(417,432)	$14.98
Cancelled	(29,900)	$16.48
Outstanding at October 31, 2023	1,238,297	$16.27
Expected to vest as of October 31, 2023	1,117,128	$16.21

The table below presents additional information on our restricted stock awards for the three most recent fiscal years.

	Year Ended
	October 31, 2023	October 31, 2022	October 31, 2021
Number of shares granted	791,925	654,224	564,800
Weighted-average grant-date fair value of awards (in dollars per share)	$16.84	$18.73	$11.20
Compensation costs not yet recognized	$12,760	$8,949	$7,300
Weighted-average amortization period (in years)	2.8	2.7	2.6
Fair value of awards for which restrictions lapsed	$6,256	$5,212	$4,491
Shares outstanding at balance sheet date	1,238,297	893,704	929,147

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

Table of  Contents
The table below presents a summary of stock options activity during 2023 and information on stock options outstanding at October 31, 2023.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at October 31, 2022	614,001	$9.74
Granted	-	$-
Exercised	(137,226)	$8.24
Cancellations, forfeitures, and adjustments	(4,500)	$10.18
Outstanding at October 31, 2023	472,275	$10.18	2.5 years	$3,865
Exercisable at October 31, 2023	472,275	$10.18	2.5 years	$3,865
Expected to vest as of October 31, 2023	-	$-	- years	$-

The table below presents additional information on stock option awards for the three most recent fiscal years.

	Year Ended
	October 31, 2023	October 31, 2022	October 31, 2021
Number of options granted in period	-	-	-
Total intrinsic value of options exercised	$1,654	$5,108	$1,910
Cash received from option exercises	$1,101	$5,275	$3,441
Compensation cost not yet recognized	$-	$13	$109
Weighted-average amortization period for cost not yet recognized (in years)	-	0.2	1.1

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (“ESPP”) permits employees to purchase Photronics, Inc. common shares at 85% of the lower of the closing market price at the commencement or ending date of the Plan year (which is approximately one year from the commencement date). We recognize the ESPP expense over that same period. As of October 31, 2023, the maximum number of shares of common stock approved by our shareholders to be purchased under the ESPP was 1.85 million shares, of which approximately 1.6 million shares had been issued through October 31, 2023. As of October 31, 2023, there is no unrecognized compensation cost. As of October 31, 2022, there were less than 0.1 million shares with unrecognized compensation cost of less than $0.1 million that was recognized in fiscal year 2023.

NOTE 12 - EMPLOYEE RETIREMENT PLANS

We maintain a 401(k) Savings and Profit-Sharing Plan (“401(k) Plan”) which covers all full and certain part-time U.S. employees who have completed three months of service and are 18 years of age or older. Under the terms of the 401(k) Plan, employees may contribute up to 50% of their salary, subject to certain maximum amounts, which will be matched by the Company at 50% of the employee’s contributions that are not in excess of 4% of the employee’s compensation. Employee and employer contributions vest immediately upon contribution. The total employer contributions for all of our defined contribution plans were $0.8 million, $0.7 million and $0.8 million in 2023, 2022, and 2021, respectively.

Table of  Contents
NOTE 13 - INCOME TAXES

On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation with varying effective dates in the future. The Company is continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries.

Income before the income tax provisions consists of the following:

	Year Ended
	October 31, 2023	October 31, 2022	October 31, 2021
United States	$(1,737)	$1,813	$(19,447)
Foreign	271,683	237,220	121,453
	$269,946	$239,033	$102,006

Income Tax Provision

The components of our income tax provisions are presented below.

	Year Ended
	October 31, 2023	October 31, 2022	October 31, 2021
Current:
Federal	$-	$-	$-
State	14	1	4
Foreign	71,225	58,981	25,296
	71,239	58,982	25,300

Deferred:
Federal	-	-	-
State	12	10	103
Foreign	(939)	799	(2,213)
	(927)	809	(2,110)
Total	$70,312	$59,791	$23,190

The table below presents a reconciliation of income taxes calculated by applying the statutory U.S. federal income tax rate to our income tax provisions of the reporting periods.

	Year Ended
	October 31, 2023	October 31, 2022	October 31, 2021
U.S. federal income tax at statutory rate	$56,689	$50,197	$21,421
Changes in valuation allowances	(256)	(1,462)	364
Foreign tax rate differentials	11,394	7,941	3,244
Tax credits	(2,425)	(1,368)	(3,942)
Uncertain tax positions, including reserves, settlements and resolutions	3,328	3,214	1,037
Other, net	1,582	1,269	1,066
Income tax provision	$70,312	$59,791	$23,190

Reporting Period	U.S. Statutory Tax Rates	Photronics Effective Tax Rates	Primary Reasons for Differences
2023	21.0%	26.0%
Non-U.S. pre-tax income being taxed at higher statutory rates in non-U.S. jurisdictions, the establishment of uncertain tax positions in non-U.S. jurisdiction and loss jurisdiction pre-tax losses not being benefited due to valuation allowances.

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

Table of  Contents
Deferred Income Tax Assets and Liabilities

The net deferred income tax assets consist of the following:

	As of
	October 31, 2023	October 31, 2022
Deferred income tax assets
Net operating losses	$26,377	$29,410
Reserves not currently deductible	8,776	8,528
Tax credit carryforwards	10,442	9,660
Share-based compensation	1,892	1,560
Property, plant and equipment	9,844	6,591
Lease liabilities	5,743	7,367
	63,074	63,116
Valuation allowances	(32,619)	(32,895)
	30,455	30,221
Deferred income tax liabilities
ROU assets	(8,193)	(8,930)
Other	(1,200)	(1,722)
	(9,393)	(10,652)
Net deferred income tax assets	$21,062	$19,569

Classification
Deferred income tax assets	$21,297	$19,816
Other liabilities	(235)	(247)
	$21,062	$19,569

We have established a valuation allowance for a portion of our deferred tax assets because we believe, based on the weight of all available evidence, that it is more likely than not that a portion of our deferred tax assets will expire prior to utilization. In 2023 the valuation allowance decreased as a result of management’s determination that tax benefits on deferred tax assets would more likely than not be realized and, therefore, decreased the valuation allowance to include these deferred tax assets.

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

Tax Credits and Carryforwards

The following tables present our available operating loss and credit carryforwards as of October 31, 2023, and their related expiration periods.

Operating Loss Carryforwards	Amount	Expiration Period
Federal	$86,765	2029-Indefinite
State	$148,934	2024-Indefinite
Foreign	$435	2024-Indefinite

Table of  Contents
Tax Credit Carryforwards	Amount	Expiration Period
Federal research and development	$5,806	2024-2043
State	$5,042	2024-2037

Uncertain Tax Positions

We include unrecognized tax benefits in Other liabilities, and we include any applicable interest and penalties related to uncertain tax positions in our income tax provision.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is presented below. The amounts in the table include settlements of non-U.S. audits.

	Year Ended
	October 31, 2023	October 31, 2022	October 31, 2021
Balance at beginning of year before interest and penalties	$5,204	$3,534	$2,550
(Reductions) additions of tax positions in prior years	209	(355)	181
Additions based on current year tax positions	3,361	2,892	1,313
Settlements	(423)	(848)	(489)
Lapses of statutes of limitations	(19)	(19)	(21)
Balance at end of year before interest and penalties	8,332	5,204	3,534
Interest and penalties	576	395	223
Balance at end of year including interest and penalties	$8,908	$5,599	$3,757

The following table presents additional information on our uncertain tax positions, as of the balance sheet dates.

	October 31, 2023	October 31, 2022
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$8,908	$5,599
Accrued interest and penalties related to uncertain tax positions	$576	$395

Although the timing of the reversal of uncertain tax positions may be uncertain, as they can be dependent upon the settlement of tax audits or expirations of statutes of limitations, the Company believes that the amount of uncertain tax positions (including accrued interest and penalties, and net of tax benefits) that may be resolved over the next twelve months is $0.4 million. Resolution of these uncertain tax positions may result from either or both the lapses of statutes of limitations and tax settlements. The Company is no longer subject to tax authority examinations in the U.S., major foreign, or state tax jurisdictions for years prior to fiscal year 2018.

Income Tax Payments and Refunds

The table below presents income taxes paid and refunds of income taxes received during the reporting periods.

	Year Ended
	October 31, 2023	October 31, 2022	October 31, 2021
Income taxes paid	$70,362	$37,770	$22,684
Income tax refunds received	$485	$388	$713

Table of  Contents
NOTE 14 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented below.

	Year Ended
	October 31, 2023	October 31, 2022	October 31, 2021
Net income attributable to Photronics, Inc. shareholders	$125,485	$118,786	$55,449
Effect of dilutive securities	-	-	-

Earnings used for diluted earnings per share	$125,485	$118,786	$55,449

Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	61,139	60,559	61,407
Effect of dilutive securities:
Share-based payment awards	616	630	592
Potentially dilutive common shares	616	630	592

Weighted-average common shares used for diluted earnings per share	61,755	61,189	61,999

Basic earnings per share	$2.05	$1.96	$0.90
Diluted earnings per share	$2.03	$1.94	$0.89

The table below sets forth the outstanding weighted-average share-based payment awards that were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be antidilutive.

	Year Ended
	October 31, 2023	October 31, 2022	October 31, 2021
Share based payment awards	136	314	331
Total potentially dilutive shares excluded	136	314	331

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Presented below are our unrecognized commitments, as of October 31, 2023. Included in these amounts are commitments of $106.8 million for the purchase of capital equipment. The amounts below do not include our commitments under our debt and lease arrangements, which are presented in Notes 8 and 10, respectively.

Fiscal Year	Unrecognized Commitments
2024	$99,779
2025	27,182
2026	10,024
2027	79
2028	65
Thereafter	-
Total	$137,129

We are subject to various claims that arise in the ordinary course of business. We believe that our potential liability under such claims, individually and in the aggregate, will not have a material effect on our consolidated financial statements.  As of October 31, 2023, and October 31, 2022, we were not involved in environmental litigation to which a government was a party.

Table of  Contents
NOTE 16 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME BY COMPONENT

The following tables set forth the changes in our accumulated other comprehensive (loss) income by component (net of tax of $0) for the years ended October 31, 2023, and October 31, 2022.

	Year Ended October 31, 2023
	Foreign Currency Translation Adjustments	Other	Total
Balance at October 31, 2022	$(97,790)	$(666)	$(98,456)
Other comprehensive income (loss)	5,615	(3)	5,612
Other comprehensive (income) loss attributable to noncontrolling interests	4,131	(21)	4,110

Balance at October 31, 2023	$(88,044)	$(690)	$(88,734)

	Year Ended October 31, 2022
	Foreign Currency Translation Adjustments	Other	Total
Balance at October 31, 2021	$21,476	$(905)	$20,571
Other comprehensive (loss) income	(151,209)	423	(150,786)
Other comprehensive loss (income) attributable to noncontrolling interests	31,943	(184)	31,759

Balance at October 31, 2022	$(97,790)	$(666)	$(98,456)

Table of  Contents
NOTE 17 - RISKS AND CONCENTRATIONS

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

	October 31, 2023	October 31, 2022
Customer A	21%	16%
Customer B	10%	16%

The following table presents the percentages of our revenue attributable to customers that accounted for more than ten percent of the total revenue during the reporting periods.

	Year Ended
	October 31, 2023	October 31, 2022	October 31, 2021
Customer A	14%	15%	17%
Customer B	13%	5%	3%
Customer C	10%	11%	12%

We operate as a single operating segment as a manufacturer of photomasks, which are high precision quartz or glass plates containing microscopic images of electronic circuits for use in the fabrication of IC’s and FPDs.

As of the balance sheet dates, our long-lived assets and net assets were, by geographic area, as presented below.

	October 31, 2023		October 31, 2022
	Long-lived Assets	Net Assets	Long-lived Assets	Net Assets
China	$249,357	$317,409	$242,712	$257,855
Taiwan	199,313	489,722	155,690	393,795
United States	140,733	188,712	132,915	183,909
Korea	119,438	281,941	109,892	229,501
Europe and Other	7,294	(2,175)	6,758	(2,971)
	$716,135	$1,275,609	$647,967	$1,062,089

Table of  Contents
NOTE 18 - RELATED PARTY TRANSACTIONS

Our chief executive officer is related to an individual in a position of authority at one of our largest customers. We recorded revenue from this customer of $126.5 million, $119.0 million and $111.0 million, in 2023, 2022, and 2021, respectively. As of October 31, 2023, and October 31, 2022, we had accounts receivable of $41.5 million and $32.4 million, respectively, from this customer.

We believe that the terms of the transaction described above were negotiated at arm’s length and were no less favorable to us than terms we could have obtained from unrelated third parties.

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

The fair values of our cash and certain cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying values due to their short-term maturities. The fair values of our Short-term investments are Level 1 measurements. (Please refer to “Investments” within Note 1 for additional fair value information on our Short-term investments.) The fair values of certain cash equivalents are Level 2 measurements that are provided by independent third-party pricing services or other independent entities, which may use matrix pricing, valuation models, or other methods which utilize observable market data. The fair values of our variable-rate debt instruments are Level 2 measurements and approximate their carrying values due to the variable nature of their underlying interest rates. Other than our Short-term investments, we did not have any assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at October 31, 2023, or October 31, 2022.

NOTE 20 - SHARE REPURCHASE PROGRAMS

In September 2020, the Company’s Board of Directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. The most recent 10b5-1 plan expired on September 15, 2022, and has not been renewed.  Share repurchases under this authorization commenced on September 16, 2020. The repurchase authorization by the Board of Directors has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions.  In 2023, we did not repurchase any further shares as part of this program.  In 2022, we repurchased 0.2 million shares at a cost of $2.5 million (an average of $13.43 per share) and, since the program’s inception, we have repurchased 5.8 million shares at a cost of $68.3 million (an average of $11.70 per share). There is $31.7 million remaining under the Board of Director authorization. All shares repurchased under the program have been retired.

In August 2019, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. The share repurchase program commenced on September 25, 2019, and was terminated on March 20, 2020.

All of the shares purchased under the above repurchase programs were retired prior to the end of the fiscal year in which they were purchased. As of October 31, 2023, $31.7 million was available under this authorization for the purchase of additional shares. The table below presents information on the repurchase programs for the three most recent fiscal years.

	2023 Purchases	2022 Purchases	2021 Purchases
Number of shares repurchased	0	187	3,919

Cost of shares repurchased	$0	$2,522	$48,249

Average price paid per share	$0	$13.43	$12.31

Table of  Contents
NOTE 21 - SUBSIDIARY DIVIDENDS

In 2021, PDMC, the Company’s majority owned subsidiary in Taiwan, paid dividends of which 49.99%, or approximately $9.6 million were paid to noncontrolling interests. Dividends were not paid in the years ended 2022 and 2023.

NOTE 22 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Updates Adopted

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”, to increase the transparency of government assistance including the disclosure of the types of assistance an entity receives, an entity’s method of accounting for government assistance, and the effect of the assistance on an entity’s financial statements. The guidance was effective for annual disclosures beginning our fiscal year 2023, and early adoption was permitted. We adopted the guidance as of the effective date. The guidance did not have a material impact in the consolidated financial statements. Refer to Note 1 of our consolidated financial statements for additional information.

Accounting Standards Updates to be Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.  The guidance in this Update is effective for all public entities for fiscal years beginning after December 15, 2023, with early adoption permitted. We are currently evaluating the effect the adoption of this ASU may have on our disclosures.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, to simplify the accounting for transitioning from LIBOR, and other interbank offered rates expected to be discontinued, to alternative reference rates. The guidance in this Update was effective upon its issuance; if elected, it is to be applied prospectively from December 31, 2022.   In December 2022, the FASB issues ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”, which extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024.  We are currently evaluating the effect the adoption of this ASU may have on our disclosures.

Table of  Contents
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2023. We have established and currently maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of October 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2023, based on the criteria set forth by the COSO. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of October 31, 2023.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company's internal control over financial reporting as of October 31, 2023, as stated in their report on page 72 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of  Contents
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Photronics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Photronics, Inc. (the “Company”) as of October 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2023, of the Company and our report dated December 22, 2023, expressed an unqualified opinion on those financial statements.

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
December 22, 2023

Table of  Contents
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

The information required by Item 402 of Regulation S-K and paragraph (e)(4) and (e)(5) of Item 407 is set forth in our 2023 Definitive Proxy Statement under the captions “EXECUTIVE COMPENSATION”, “CERTAIN AGREEMENTS”, “DIRECTORS' COMPENSATION”, “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” and “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION”, respectively, and is incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth in our 2024 Definitive Proxy Statement under the caption “EQUITY COMPENSATION PLAN INFORMATION” and is incorporated in this report by reference. The information required by Item 403 of Regulation S-K is set forth in our 2024 Definitive Proxy Statement under the caption “OWNERSHIP OF COMMON STOCK BY DIRECTORS, OFFICERS AND CERTAIN BENEFICIAL OWNERS”, and is incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 and Item 407(a) of Regulation S-K is set forth in our 2023 Definitive Proxy Statement under the captions “MEETINGS AND COMMITTEES OF THE BOARD” and “RELATED PARTY TRANSACTIONS”, respectively, and is incorporated in this report by reference.

Table of  Contents
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Rule 14a-101 of the Exchange Act is set forth in our 2024 Definitive Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees” and “AUDIT COMMITTEE REPORT”, and is incorporated in this report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

		Page
		No.
1.	Financial Statements: See "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" in Part II, Item 8 of this Form 10-K for a list of financial statements filed as part of this report.	36

2.	Financial Statement Schedules

	All schedules are omitted because they are immaterial or not applicable.

3.	Exhibit Index	70

Table of  Contents
EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description	Form	Exhibit	Filing Date

3.1	Certificate of Incorporation as amended July 9, 1986, April 9, 1990, March 16, 1995, November 13, 1997, April 15, 2002 and June 20, 2005	10-K	3.1	12/23/2019

3.2	Amended and Restated By-laws of the Company dated as of September 7, 2016	8-K	3.2	9/13/2016

4.1	Description of Securities of the Company	10-K	4.1	12/23/2019

4.2	Certificate of Amendment with Respect to Series A Preferred Stock, dated September 24, 2019	8-K	3.1	9/24/2019

10.1	The Company’s 1992 Employee Stock Purchase Plan	10-K	10.1	12/20/2017

10.2	Amendment to the Employee Stock Purchase Plan as of March 24, 2004+	10-K	10.2	1/6/2017

10.3	Amendment to the Employee Stock Purchase Plan as of April 8, 2010+	10-K	10.4	1/7/2016

10.4	Amendment to the Employee Stock Purchase Plan as of March 28, 2012+	10-K	10.4	12/21/2018

10.5	Amendment to the Employee Stock Plan as of December 18, 2019+	10-K	10.5	12/23/2019

10.6	2016 Equity Incentive Compensation Plan+	DEF 14A		2/29/2016

10.7	Amendment to the 2016 Equity Incentive Compensation Plan	8-K	10-1	3/21/2023

10.8	The Company’s 2007 Long-Term Equity Incentive Plan+	DEF 14A		2/23/2007

10.9	Amendment to the 2007 Long-Term Equity Incentive Plan as of April 8, 2010+	10-K	10.7	1/7/2016

10.10	Amendment to the 2007 Long Term Equity Incentive Plan as of April 11, 2014+	10-K	10.7	12/23/2019

10.11	2011 Executive Incentive Compensation Plan effective as of November 1, 2010+	10-K	10.9	1/6/2015

10.12	Form of Restricted Stock Award Agreement				X

10.13	Joint Venture Operating Agreement dated November 20, 2013, between the Company and Dai Nippon Printing Co., Ltd #				X

Table of  Contents
10.14	Outsourcing Agreement dated November 20, 2013, among the Company, Dai Nippon Printing Co., Ltd and Photronics Semiconductor Mask Corporation				X

10.15	License Agreement dated November 20, 2013, between the Company and Photronics Semiconductor Mask Corporation#				X

10.16	Executive Employment Agreement between the Company and Christopher J. Progler, Vice President, Chief Technology Officer dated September 10, 2007+	10-K	10.18	12/23/2019

10.17	Executive Employment Agreement between the Company and Richelle E. Burr dated May 21, 2010+	10-K	10.30	1/7/2016

10.18	Executive Employment Agreement between the Company and John P. Jordan dated September 5, 2017+	10-K	10.31	12/20/2017

10.19	Employment Agreement dated March 9, 2020, between Photronics Dai Nippon Mask Corporation, Photronics and Frank Lee	10-Q	10.36	3/11/2020

10.20	Form of Amendment to Executive Employment Agreement dated March 16, 2012+	10-K	10.23	12/23/2019

10.21	Fourth Amended and Restated Credit Agreement dated as of September 27, 2018, among Photronics, Inc. the Foreign Subsidiary Borrower Party Thereto, the Lender Party Thereto, JPMorgan Chase Bank, N.A. as Administrative and Collateral Agent and Bank of America, N.A. as syndication agent	10-K	10.24	12/21/2018

10.22	Third Amended and Restated Security Agreement entered into as of September 27, 2018, by and among Photronics, Inc., the subsidiaries of the Company and JPMorgan Chase Bank N.A	10-K	10.25	12/21/2018

10.23	Fixed Asset Loan Agreement between Photronics DNP Mask Corporation Xiamen and Industrial and Commercial Bank China Limited Xiamen Xiang’an Branch	10-K	10.26	12/21/2018

10.24	Working Capital Loan Agreement between Industrial and Commercial Bureau China Limited Xiamen Xiang’an Branch and Photronics DNP Mask Corporation Xiamen effective as of November 7, 2018	10-K	10.27	12/21/2018

10.26	Investment Agreement between Xiamen Torch Hi-Tech Industrial Development Zone Management Committee and Photronics Singapore Pte. Ltd.	10-Q	10.35	9/2/2016

10.27	Amendment No. 1 to the Investment Agreement between Xiamen Torch Hi-Tech Industrial Development Zone Management Committee and Photronics Singapore Pte, Ltd. #	10-K	10.29	12/23/2019

10.28	Amendment No. 2 to the Investment Agreement between Xiamen Torch Hi-Tech Industrial Development Zone, People’s Government of Xiang’an Xiamen, Photronics Singapore Pte. Ltd., DNP Asia Pacific Pte and Xiamen American Japan Photronics Mask Co., Ltd. #	10-Q	10.41	3/10/2022

Table of  Contents
10.29	Amendment No. 3 to the Investment Agreement between Xiamen Torch Hi-Tech Industrial Development Zone, People’s Government of Xiang’an Xiamen, Photronics Singapore Pte. Ltd., DNP Asia Pacific Pte and Xiamen American Japan Photronics Mask Co., Ltd. #	10-Q	10.42	3/10/2022

10.30	Joint Venture Operating Agreement dated May 16, 2017, among Photronics, Photronics Singapore, DNP, and DNP Asia Pacific #				X

10.31	Outsourcing Agreement dated May 16, 2017, among Photronics, DNP, Photronics DNP Photomask Corporation (“PDMC”) and PDMCX				X

10.32	Amended and Restated License Agreement dated May 16, 2017 between DNP and PDMC#	10-Q/A	10.29	12/19/2017

10.33	Investment Cooperation Agreement between Hefei State Hi-tech Industry Development Zone and Photronics UK, Ltd.	10-K	10.42	12/20/2017

10.34	Master Lease Agreement dated October 12, 2020, between TD Equipment Finance and the Company	10-K	10.38	1/15/2021

10.35	Master Lease Agreement Dated September 5, 2019 between Bank of America and the Company	10-Q	10.28	9/5/2019

10.36	Fixed Asset Loan Contract dated October 1, 2020, between Hefei Photronics Mask Corporation and China Construction Bank Corporation	10-K	10.39	1/15/2021

10.37	Maximum Mortgage Contract dated October 1, 2020 between Photronics Mask Corporation Hefei and China Construction Bank Corporation Hefei Shushan Branch	10-K	10.40	1/15/2021

19	Insider Trading Policy				X

21	List of Subsidiaries of the Company	10-K	21		X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	10-K	23.1		X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	31.1		X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	32.2		X

Table of  Contents
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.1	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.2	X

97	Compensation Recovery Policy effective October 2, 2023			X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	10-K	101.INS	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	10-K	101.SCH	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	10-K	101.CAL	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	10-K	101.DEF	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	10-K	101.LAB	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	10-K	101.PRE	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in, Exhibit 101)			X

+	Represents a management contract or compensatory plan or arrangement.

#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

The Company will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Company's general counsel at the address of the Company's principal executive offices.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

Table of  Contents
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTRONICS, INC.
(Registrant)

By	/s/ John P. Jordan	By	/s/ Eric Rivera
	John P. Jordan Executive Vice President, Chief Financial Officer (Principal Financial Officer)		Eric Rivera Vice President, Corporate Controller (Principal Accounting Officer)
	December 22, 2023		December 22, 2023

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Frank Lee	December 22, 2023
Frank Lee Chief Executive Officer Director (Principal Executive Officer)

By	/s/ John P. Jordan	December 22, 2023
John P. Jordan Executive Vice President, Chief Financial Officer (Principal Financial Officer)

By	/s/ Eric Rivera	December 22, 2023
Eric Rivera Vice President, Corporate Controller (Principal Accounting Officer)

By	/s/ Constantine S. Macricostas	December 22, 2023
Constantine S. Macricostas Chairman of the Board

By	/s/ Walter M. Fiederowicz	December 22, 2023
Walter M. Fiederowicz Director

By	/s/ Adam Lewis	December 22, 2023
Adam Lewis Director

By	/s/ Daniel Liao	December 22, 2023
Daniel Liao Director

By	/s/ George Macricostas	December 22, 2023
George Macricostas Director

By	/s/ Mary Paladino	December 22, 2023
Mary Paladino Director

By	/s/ Mitchell G. Tyson	December 22, 2023
Mitchell G. Tyson Director