Form 10-Q
period 2024-01-28
PHOTRONICS INC
filed 2024-03-07
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 28, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 000-15451

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

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company	Emerging Growth company
☒	☐	☐	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The registrant had 63,353,714 shares of common stock outstanding as of February 29, 2024.

PHOTRONICS, INC.
QUARTERLY REPORT ON FORM 10-Q
January 28, 2024

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

PHOTRONICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	January 28, 2024	October 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$508,518	$499,292
Short-term investments	12,996	12,915
Accounts receivable, net of allowance of $1,090 in 2024 and $1,099 in 2023	203,607	194,927
Inventories	50,680	49,963
Other current assets	31,876	28,353
Total current assets	807,677	785,450

Property, plant and equipment, net	742,671	709,244
Deferred income taxes	22,223	21,297
Other assets	10,265	10,230
Total assets	$1,582,836	$1,526,221

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$20,771	$6,621
Accounts payable	86,925	84,024
Accrued liabilities	77,593	94,578
Total current liabilities	185,289	185,223

Long-term debt	2,655	17,998
Other liabilities	47,838	47,391
Total liabilities	235,782	250,612

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 61,746 shares issued and outstanding at January 28, 2024, and 61,310 shares issued and outstanding at October 31, 2023	617	613
Additional paid-in capital	502,903	502,010
Retained earnings	587,299	561,119
Accumulated other comprehensive loss	(67,863)	(88,734)
Total Photronics, Inc. shareholders’ equity	1,022,956	975,008
Noncontrolling interests	324,098	300,601
Total equity	1,347,054	1,275,609
Total liabilities and equity	$1,582,836	$1,526,221

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	January 28, 2024	January 29, 2023
Revenue	$216,334	$211,090
Cost of goods sold	137,079	135,013
Gross profit	79,255	76,077

Operating expenses:
Selling, general, and administrative	18,321	16,818
Research and development	3,445	3,302
Total operating expenses	21,766	20,120
Operating income	57,489	55,957

Other income (expense):
Foreign currency transactions impact, net	(8,908)	(16,944)
Interest income and other income, net	5,251	2,584
Interest expense	(90)	(65)
Income before income tax provision	53,742	41,532

Income tax provision	14,660	12,582

Net income	39,082	28,950

Net income attributable to noncontrolling interests	12,902	14,964

Net income attributable to Photronics, Inc. shareholders	$26,180	$13,986

Earnings per share:
Basic	$0.43	$0.23
Diluted	$0.42	$0.23

Weighted-average number of common shares outstanding:
Basic	61,455	60,894
Diluted	62,283	61,470

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended
	January 28, 2024	January 29, 2023
Net income	$39,082	$28,950

Other comprehensive (loss) income, net of tax of $0:
Foreign currency translation adjustments	31,493	90,519
Other	(27)	(54)
Net other comprehensive (loss) income	31,466	90,465

Comprehensive income	70,548	119,415

Less: comprehensive income attributable to noncontrolling interests	23,497	31,393

Comprehensive income attributable to Photronics, Inc. shareholders	$47,051	$88,022

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Three Months Ended January 28, 2024
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
	Common Stock
	Shares	Amount
Balance at October 31, 2023	61,310	$613	$502,010	$561,119	$(88,734)	$300,601	$1,275,609

Net income	-	-	-	26,180	-	12,902	39,082
Other comprehensive income	-	-	-	-	20,871	10,595	31,466
Shares issued under equity plans	436	4	(1,680)	-	-	-	(1,676)
Share-based compensation expense	-	-	2,573	-	-	-	2,573

Balance at January 28, 2024	61,746	$617	$502,903	$587,299	$(67,863)	$324,098	$1,347,054

	Three Months Ended January 29, 2023
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
	Common Stock
	Shares	Amount

Balance at October 31, 2022	60,791	$608	$493,741	$435,634	$(98,456)	$230,562	$1,062,089

Net income	-	-	-	13,986	-	14,964	28,950
Other comprehensive income	-	-	-	-	74,036	16,429	90,465
Shares issued under equity plans	311	3	(608)	-	-	-	(605)
Share-based compensation expense	-	-	1,821	-	-	-	1,821

Balance at January 29, 2023	61,102	$611	$494,954	$449,620	$(24,420)	$261,955	$1,182,720

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	January 28, 2024	January 29, 2023

Cash flows from operating activities:
Net income	$39,082	$28,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,702	19,105
Share-based compensation	2,573	1,821
Changes in assets and liabilities:
Accounts receivable	(2,906)	(7,565)
Inventories	409	1,705
Other current assets	(2,844)	(13,060)
Accounts payable, accrued liabilities, and other	(15,508)	(3,276)

Net cash provided by operating activities	41,508	27,680

Cash flows from investing activities:
Purchases of property, plant and equipment	(43,314)	(31,097)
Purchases of available-for-sale debt securities	(2,436)	-
Proceeds from maturities of available-for-sale debt securities	2,500	-
Government incentives	1,091	1,014
Other	(56)	(87)

Net cash used in investing activities	(42,215)	(30,170)

Cash flows from financing activities:
Repayments of debt	(1,194)	(9,218)
Proceeds from share-based arrangements	936	672
Net settlements of restricted stock awards	(2,613)	(1,168)

Net cash used in financing activities	(2,871)	(9,714)

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	13,026	27,499

Net increase (decrease) in cash, cash equivalents, and restricted cash	9,448	15,295
Cash, cash equivalents, and restricted cash at beginning of period	501,867	322,409

Cash, cash equivalents, and restricted cash at end of period	511,315	337,704

Less: Ending restricted cash	2,797	2,912

Cash and cash equivalents at end of period	$508,518	$334,792

Supplemental disclosure of non-cash information:

Accruals for property, plant and equipment purchased during the period	$1,628	$12,031

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

The accompanying unaudited condensed consolidated financial statements (“the financial statements”) have been prepared in accordance with U.S. GAAP for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation have been included. The financial statements include the accounts of Photronics, its wholly owned subsidiaries, and the majority-owned subsidiaries, which it controls. All intercompany balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Form 10-K for the fiscal year ended October 31, 2023, where we discuss and provide additional information about our accounting policies and the methods and assumptions used in our estimates.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect amounts reported in them. Our estimates are based on historical experience and on various assumptions that we believe to be reasonable under the facts and circumstances at the time they are made. Subsequent actual results may differ from such estimates. We review these estimates periodically and reflect any effects of revisions in the period in which they are determined.

Our business is typically impacted during the first quarter of our fiscal year by the North American, European, and Asian holiday periods, as some customers reduce their development and buying activities during this period. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2024.

NOTE 2 - ACCOUNT RECEIVABLES

The components of Accounts Receivable at the balance sheet dates are presented below.

	January 28,	October 31,
	2024	2023
Accounts Receivable	$176,146	$171,433
Unbilled Receivable	28,551	24,593
Allowance for Credit Losses	(1,090)	(1,099)
	$203,607	$194,927

NOTE 3 - SHORT-TERM INVESTMENTS

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

       As of January 28, 2024, all of our available-for-sale securities had, at their dates of purchase, remaining maturities of more than three months, but less than one year, and have been classified as Short-term investments.

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

	January 28, 2024				October 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Government securities	$12,994	$3	$(1)	$12,996	$12,913	$4	$(2)	$12,915

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or net realizable value. Presented below are the components of Inventories at the balance sheet dates.

	January 28, 2024	October 31, 2023
Raw materials	$49,669	$48,948
Work in process	1,000	1,010
Finished goods	11	5
	$50,680	$49,963

NOTE 5 - PROPERTY, PLANT, AND EQUIPMENT, NET

Presented below are the components of Property, plant, and equipment, net at the balance sheet dates.

	January 28, 2024	October 31, 2023
Land	$11,537	$11,378
Buildings and improvements	189,152	185,850
Machinery and equipment	1,968,318	1,922,041
Leasehold improvements	19,572	18,894
Furniture, fixtures, and office equipment	16,985	15,856
Construction in progress	84,356	55,434
	2,289,920	2,209,453
Accumulated depreciation and amortization	(1,547,249)	(1,500,209)
	$742,671	$709,244

Information on ROU assets resulting from finance leases, at the balance sheet dates, is presented below.

	January 28, 2024	October 31, 2023
Machinery and equipment	$42,817	$42,820
Accumulated amortization	(8,351)	(7,655)
	$34,466	$35,165

The following table presents depreciation expense (including the amortization of ROU assets) related to property, plant, and equipment incurred during the reporting periods.

	Three Months Ended
	January 28, 2024	January 29, 2023
Depreciation Expense	$20,605	$19,028

NOTE 6 - PDMCX JOINT VENTURE

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

In 2020, in combination with local financing obtained by PDMCX, Photronics and DNP fulfilled their investment obligations under the PDMCX operating agreement (“the Agreement”). As discussed in Note 7, liens were granted to the local financing entity on property, plant, and equipment and were paid off during fiscal year 2023 and there was no remaining debt at October 31, 2023.

Under the Agreement, DNP is afforded, under certain circumstances, the right to put its interest in PDMCX to Photronics. These circumstances include disputes regarding the strategic direction of PDMCX that may arise after the initial two-year term of the Agreement and cannot be resolved between the two parties. As of the date of issuance of these financial statements, DNP had not indicated its intention to exercise this right. In addition, both Photronics and DNP have the option to purchase, or put, their interest from, or to, the other party, should their ownership interest fall below 20.0% for a period of more than six consecutive months. Under all such circumstances, the sales of ownership interests would be at the exiting party’s ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance.

The following table presents net income we recorded from the operations of PDMCX during the reporting periods.

	Three Months Ended
	January 28, 2024	January 29, 2023
Net income from PDMCX	$6,463	$5,918

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

	January 28, 2024		October 31, 2023
Classification	Carrying Amount	Photronics Interest	Carrying Amount	Photronics Interest
Current assets	$143,250	$71,639	$135,960	$67,994
Noncurrent assets	150,077	75,054	136,334	68,181
Total assets	293,327	146,693	272,294	136,175

Current liabilities	36,661	18,334	36,305	18,156
Noncurrent liabilities	1,929	965	1,873	937
Total liabilities	38,590	19,299	38,178	19,093

Net assets	$254,737	$127,394	$234,116	$117,082

NOTE 7 - DEBT

As of January 28, 2024, the Current portion of long-term debt and the Long-term debt balances were comprised of finance leases as described below:

As of January 28, 2024	Finance Leases
Principal due:
Next 12 months	$20,771
Months 13 – 24	$2,632
Months 25 – 36	12
Months 37 – 48	11
Months 49 – 60	-
Long-term debt	2,655
Total debt	$23,426

Interest rate at balance sheet date	N/A
Basis spread on interest rates	N/A
Interest rate reset	N/A
Maturity date	N/A
Periodic payment amount	Varies as Lease mature
Periodic payment frequency	Monthly
Loan collateral (carrying amount)	$34,466	(1)

(1)	Represents the carrying amount at the balance sheet date of the related ROU assets, in which the lessors have secured interests.

The table below provides information on our long-term debt as of October 31, 2023.

As of October 31, 2023	Finance Leases
Principal due:
Next 12 months	$6,621
Months 13 – 24	$17,972
Months 25 – 36	12
Months 37 – 48	13
Months 49 – 60	1
Long-term debt	17,998
Total debt	$24,619

Interest rate at balance sheet date	N/A
Basis spread on interest rates	N/A
Interest rate reset	N/A
Maturity date	N/A
Periodic payment amount	Varies as Lease mature
Periodic payment frequency	Monthly
Loan collateral (carrying amount)	$35,165	(1)

(1)	Represents the carrying amount at the balance sheet date of the related ROU assets, in which the lessors have secured interests.

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

In December 2020, we entered into a five-year $35.5 million finance lease for a high-end lithography tool. Monthly payments on the lease, which commenced in January 2021, increased from $0.04 million during the first three months to $0.6 million for the following nine months, followed by forty-eight monthly payments of $0.5 million. As of the due date of the forty-eighth monthly payment, we may exercise an early buyout option to purchase the tool for $14.1 million. If we do not exercise the early buyout option, then at the end of the five-year lease term, at our option, we may return the tool, elect to extend the lease term for a period and a lease payment to be agreed with lessor at the time, or purchase the tool for its then-fair market value, as determined by the lessor. Since we are reasonably certain that we will exercise the early buyout option, our lease liability reflects such exercise and we have classified the lease as a finance lease. The interest rate implicit in the lease is 1.58%. The lease agreement incorporates the covenants included in our Credit Agreement, as defined below (expired in September 2023), which are detailed below, and includes a cross-default provision for any agreement or instrument with an outstanding, committed balance greater than $5.0 million in which we are the indebted party.

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

Xiamen Working Capital Loans

In November 2018, PDMCX obtained approval for revolving, unsecured credit of the equivalent of $25.0 million, pursuant to which PDMCX may enter into separate loan agreements with varying terms to maturity. This facility is subject to annual reviews and extensions, with the most recent extension set to expire in July 2024. In December 2022, we repaid our entire outstanding balance of RMB 25.6 million ($3.6 million). As of January 28, 2024, PDMCX had no amount outstanding against the approval. The interest rates are variable, based on the RMB Loan Prime Rate of the National Interbank Funding Center. Interest incurred on the loans related to the amount borrowed was eligible for reimbursement through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provided for such reimbursements up to a prescribed limit and duration.

NOTE 8 - REVENUE

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

Contract Assets, Contract Liabilities, and Accounts Receivable

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. Contract assets reflect our transfer of control of photomasks that are in process or completed but not yet shipped to customers. A receivable is recognized when we have an unconditional right to payment for our performance, which generally occurs when we ship the photomasks. Our contract assets primarily consist of a significant amount of our in-process production orders and fully manufactured photomasks which have not yet shipped, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the in-process orders are cancelled by customers. On an individual contract basis, we net contract assets with contract liabilities (deferred revenue) for financial reporting purposes. We did not identify impairment indicators for any outstanding contract assets during the three-month periods ended January 28, 2024, or January 29, 2023.

The following table provides information about our contract balances at the balance sheet dates.

Classification	January 28, 2024	October 31, 2023
Contract Assets
Other current assets	$12,376	$10,984

Contract Liabilities
Accrued liabilities	$8,968	$9,965
Other liabilities	11,820	12,454
	$20,788	$22,419

The following table presents revenue recognized from contract liabilities that existed at the beginning of the reporting periods.

	Three Months Ended
	January 28, 2024	January 29, 2023
Revenue recognized from beginning liability	$5,507	$7,638

We generally record our accounts receivable at their billed amounts. All outstanding past due customer invoices are reviewed for collectability during, and at the end of, every reporting period. To the extent we believe a loss on the collection of a customer invoice is probable, we record the loss and credit an allowance for credit losses. In the event that an amount is determined to be uncollectible, we charge the allowance for credit losses and derecognize the related receivable. We did not incur any credit losses on our accounts receivable during the three-month periods ended January 28, 2024 or January 29, 2023.

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

Disaggregation of Revenue

The following tables present our revenue for the three-month periods ended January 28, 2024, and January 29, 2023, disaggregated by product type, geographic origin, and timing of recognition.

	Three Months Ended
	January 28, 2024	January 29, 2023
Revenue by Product Type
IC
High-end	$60,875	$48,003
Mainstream	96,714	108,586
Total IC	$157,589	$156,589

FPD
High-end	$50,616	$45,691
Mainstream	8,129	8,810
Total FPD	$58,745	$54,501
	$216,334	$211,090

	Three Months Ended
	January 28, 2024	January 29, 2023
Revenue by Geographic Origin*
Taiwan	$74,965	$75,569
China	58,137	58,932
Korea	40,335	37,832
United States	32,733	29,881
Europe	9,705	8,447
Other	459	429
	$216,334	$211,090

* This table disaggregates revenue by the location in which it was earned.

	Three Months Ended
Revenue by Timing of Recognition	January 28, 2024	January 29, 2023
Over time	$203,527	$197,164
At a point in time	12,807	13,926
	$216,334	$211,090

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

NOTE 9 - SHARE-BASED COMPENSATION

In March 2016, shareholders approved our current equity incentive compensation plan (the “Plan”), under which incentive stock options, non-qualified stock options, stock grants, stock-based awards, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and other stock or cash awards may be granted. Shares to be issued under the Plan may be authorized and unissued shares, issued shares that have been reacquired by us (in the open market or in private transactions), or a combination thereof. The maximum number of shares of common stock approved that may be issued under the Plan was four million shares. On March 16, 2023, at its annual meeting of shareholders, the shareholders of Photronics, Inc., approved amendments to the Plan to increase the number of shares available for issuance by an additional one million shares, thereby increasing the shares available for issuance under the Plan from four million to five million. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of Photronics or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan, aspects of which are more fully described below, prohibits further awards from being issued under prior plans. The table below presents information on our share-based compensation expenses for the three-month periods ended January 28, 2024, and January 29, 2023.

	Three Months Ended
	January 28, 2024	January 29, 2023
Expense reported in:
Cost of goods sold	$595	$281
Selling, general, and administrative	1,749	1,378
Research and development	229	162
Total expense incurred	$2,573	$1,821

Expense by award type:
Restricted stock awards	$2,573	$1,764
Stock options	-	1
Employee stock purchase plan	-	56
Total expense incurred	$2,573	$1,821

Income tax benefits of share-based compensation	$99	$155
Share-based compensation cost capitalized	$-	$-

Restricted Stock Awards

We periodically grant restricted stock awards, the restrictions on which typically lapse over a service period of one to four years. The fair value of the awards is determined on the date of grant, based on the closing price of our common stock. The table below presents information on our restricted stock awards for the three-month periods ended January 28, 2024, and January 29, 2023.

	Three Months Ended
	January 28, 2024	January 29, 2023
Number of shares granted in period	825,050	786,500
Weighted-average grant-date fair value of awards (in dollars per share)	$29.77	$16.77
Compensation cost not yet recognized	$31,426	$18,526
Weighted-average amortization period for cost not yet recognized (in years)	3.3	3.2
Shares outstanding at balance sheet date	1,634,315	1,374,422

Stock Options

Option awards generally vest in one to four years and have a ten-year contractual term. All incentive and non-qualified stock option grants must have an exercise price no less than the market value of the underlying common stock on the date of grant. The grant-date fair values of options are based on closing prices of our common stock on the dates of grant and are calculated using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of our common stock. We use historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that options are expected to remain outstanding. The risk-free rate of return for the estimated term of an option is based on the U.S. Treasury yield curve in effect at the date of grant. The table below presents information on our stock options for the three-month periods ended January 28, 2024, and January 29, 2023.

Three Months Ended
	January 28, 2024	January 29, 2023
Number of options granted in period	-	-
Cash received from options exercised	$936	$563
Compensation cost not yet recognized	$-	$-
Weighted-average amortization period for cost not yet recognized (in years)	-	-

Information on outstanding and exercisable option awards as of January 28, 2024, is presented below.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding and exercisable at January 28, 2024	375,525	$10.31	2.59	$7,448

NOTE 10 - INCOME TAXES

We calculate our provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. The table below sets forth the primary reasons that our effective income tax rates differed from the U.S. statutory tax rates in effect during the three-month periods ended January 28, 2024, and January 29, 2023.

Reporting Period	U.S. Statutory Tax Rates	Photronics Effective Tax Rates	Primary Reasons for Differences

Three months ended January 28, 2024	21.0%	27.3%
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

	January 28, 2024	October 31, 2023
Unrecognized tax benefits related to uncertain tax positions	$9,744	$8,908
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$9,744	$8,908
Accrued interest and penalties related to uncertain tax positions	$688	$576

NOTE 11 - EARNINGS PER SHARE

The calculations of basic and diluted earnings per share are presented below.

	Three Months Ended
	January 28, 2024	January 29, 2023
Net income attributable to Photronics, Inc. shareholders	$26,180	$13,986
Effect of dilutive securities	-	-
Earnings used for diluted earnings per share	$26,180	$13,986

Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	61,455	60,894
Effect of dilutive securities:
Share-based payment awards	828	576
Potentially dilutive common shares	828	576

Weighted-average common shares used for diluted earnings per share	62,283	61,470

Basic earnings per share	$0.43	$0.23
Diluted earnings per share	$0.42	$0.23

The table below illustrates the outstanding weighted-average share-based payment awards that were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be antidilutive.

	Three Months Ended
	January 28, 2024	January 29, 2023
Share-based payment awards	241	268
Total potentially dilutive shares excluded	241	268

NOTE 12 - COMMITMENTS AND CONTINGENCIES

As of January 28, 2024, we had commitments outstanding for capital expenditures of approximately $142.2 million, primarily for purchases of high-end equipment.

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

NOTE 13 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME BY COMPONENT

The following tables set forth the changes in our accumulated other comprehensive (loss) income by component (net of tax of $0) for the three-month periods ended January 28, 2024, and January 29, 2023.

	Three Months Ended January 28, 2024
	Foreign Currency Translation Adjustments	Other	Total

Balance at October 31, 2023	$(88,044)	$(690)	$(88,734)
Other comprehensive (loss) income	31,493	(27)	31,466
Other comprehensive (loss) income attributable to noncontrolling interests	(10,609)	14	(10,595)

Balance at January 28, 2024	$(67,160)	$(703)	$(67,863)

	Three Months Ended January 29, 2023
	Foreign Currency Translation Adjustments	Other	Total

Balance at October 31, 2022	$(97,790)	$(666)	$(98,456)
Other comprehensive (loss) income	90,519	(54)	90,465
Other comprehensive (loss) income attributable to noncontrolling interests	(16,466)	37	(16,429)

Balance at January 29, 2023	$(23,737)	$(683)	$(24,420)

NOTE 14 - FAIR VALUE MEASUREMENTS

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

The fair values of our cash and certain cash equivalents (Level 1 measurements), accounts receivable, accounts payable, and certain other current assets and current liabilities (Level 2 measurements) approximate their carrying values due to their short-term maturities. The fair values of our Short-term investments are Level 1 measurements. (Please refer to “Investments” within Note 3 for additional fair value information on our Short-term investments.) The fair values of certain cash equivalents are Level 2 measurements that are provided by independent third-party pricing services or other independent entities, which may use matrix pricing, valuation models, or other methods which utilize observable market data. The fair values of our variable-rate debt instruments are Level 2 measurements and approximate their carrying values due to the variable nature of their underlying interest rates. Other than our Short-term investments, we did not have any assets or liabilities measured at fair value, on a recurring or a nonrecurring basis, at January 28, 2024, or October 31, 2023.

NOTE 15 - SHARE REPURCHASE PROGRAMS

In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. The most recent 10b5-1 plan expired on September 15, 2022, and has not been renewed. Share repurchases under this authorization commenced on September 16, 2020. The repurchase authorization by the Board of Directors has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions. There have been no shares repurchased for the three-month periods ended January 28, 2024, and January 29, 2023. As of January 28, 2024, $31.7 million was available under this authorization for the purchase of additional shares. All shares repurchased under the program have been retired.

NOTE 16 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Updates to be Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this update related to the rate reconciliation and income taxes paid disclosures to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments allow investors to better assess, in their capital allocation decisions, how an entity’s worldwide operations and related tax risks and tax planning and operational opportunities affect its income tax rate and prospects for future cash flows. The guidance in this update will be effective for Photronics in its fiscal year 2026 Form 10-K, with early application of the amendments allowed. We are currently evaluating the effect the adoption of this ASU may have on our disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance in this update is effective for Photronics in its fiscal year 2025 Form 10-K, with early adoption permitted. We are currently evaluating the effect the adoption of this ASU may have on our disclosures.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management's discussion and analysis (“MD&A”) of the Company's financial condition and results of operations should be read in conjunction with its condensed consolidated financial statements and related notes. Various sections of this MD&A contain forward-looking statements, all of which are presented based on current expectations, which may be adversely affected by uncertainties and risk factors (presented throughout this filing and in the Company's Form 10-K for fiscal year 2023), that may cause actual results to materially differ from these expectations. See “Forward-Looking Statements”.

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

Results of Operations
Three Months Ended January 28, 2024

The following table presents selected operating information expressed as a percentage of revenue. The columns may not foot due to rounding.

	Three Months Ended
	January 28,	October 31,	January 29,
	2024	2023	2023
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	63.4	62.7	64.0
Gross profit	36.6	37.3	36.0

Operating expenses:
Selling, general, and administrative	8.5	7.4	8.0
Research and development	1.6	1.5	1.6
Operating income	26.6	28.5	26.5

Other operating income (expense), net	(1.7)	8.2	(6.8)

Income before income tax provision	24.8	36.7	19.7

Income tax provision	6.8	8.9	6.0

Net income	18.1	27.8	13.7

Net income attributable to noncontrolling interests	6.0	8.2	7.1

Net income attributable to Photronics, Inc. shareholders	12.1%	19.6%	6.6%

Note: All tabular comparisons included in the following discussion, unless otherwise indicated, are for the three months ended January 28, 2024 (Q1 FY24), October 31, 2023 (Q4 FY23), and January 29, 2023 (Q1 FY23). The columns may not foot due to rounding.

Revenue

 Our quarterly revenues can be affected by the seasonal purchasing practices of our customers. As a result, demand for our products is typically reduced during the first quarter of our fiscal year by the North American, European, and Asian holiday periods, as some of our customers reduce their development and, consequently, their buying activities during those periods.

The following tables present changes in disaggregated revenue in Q1 FY24 from revenue in prior reporting periods.

Quarterly Changes in Revenue by Product Type

	Q1 FY24 compared with Q4 FY23			Q1 FY24 compared with Q1 FY23
	Revenue in	Increase	Percent	Increase	Percent
	Q1 FY24	(Decrease)	Change	(Decrease)	Change
IC
High-end *	$60.9	$3.2	5.5%	$12.9	26.8%
Mainstream	96.7	(10.1)	(9.4)%	(11.9)	(10.9)%

Total IC	$157.6	$(6.9)	(4.2)%	$1.0	0.6%

FPD
High-end *	$50.6	$(2.7)	(5.0)%	$4.9	10.8%
Mainstream	8.1	(1.6)	(16.2)%	(0.7)	(7.7)%

Total FPD	$58.7	$(4.3)	(6.7)%	$4.2	7.8%

Total Revenue	$216.3	$(11.2)	(4.9)%	$5.2	2.5%

* High-end photomasks typically have higher average selling prices (ASPs) than mainstream products.

Quarterly Changes in Revenue by Geographic Origin**

	Q1 FY24 compared with Q4 FY23			Q1 FY24 compared with Q1 FY23
	Revenue in	Increase	Percent	Increase	Percent
	Q1 FY24	(Decrease)	Change	(Decrease)	Change
Taiwan	$75.0	$(4.3)	(5.5)%	$(0.6)	(0.8)%
China	58.1	(1.1)	(1.8)%	(0.8)	(1.3)%
Korea	40.3	(1.9)	(4.4)%	2.5	6.6%
United States	32.7	(4.1)	(11.1)%	2.8	9.5%
Europe	9.7	0.4	4.4%	1.3	14.9%
Other	0.5	(0.2)	(34.4)%	-	7.0%
	$216.3	$(11.2)	(4.9)%	$5.2	2.5%

** This table disaggregates revenue by the location in which it was earned.

Revenue in Q1 FY24 was $216.3 million, representing a decrease of 4.9% compared with Q4 FY23 and an increase of 2.5% from Q1 FY23.

IC photomask revenue decreased by 4.2% compared with Q4 FY23. The decrease from Q4 FY 23 was primarily the result of reduced mainstream demand in Asia. IC photomask revenue slightly increased compared to Q1 FY23 with an increase in high end demand offsetting the decrease in mainstream.

FPD revenue decreased 6.7% compared with Q4 FY23. The decrease from Q4 FY23 was due to premium smartphone seasonality. FPD revenue increased 7.8% from Q1 FY23 due to increased high end demand for AMOLED. We believe that strong demand for AMOLED photomasks will continue, as expected technology advances drives increasing overall demand for higher-value masks.

Gross Margin

			Percent		Percent
	Q1 FY24	Q4 FY23	Change	Q1 FY23	Change
Gross profit	$79.3	$84.9	-6.6%	$76.1	4.2%
Gross margin	36.6%	37.3%		36.0%

Gross margin decreased 70 basis points in Q1 FY24, from Q4 FY23. Material costs decreased 5.1% from the prior quarter, and, as a percentage of revenue, by 3 basis points. Labor cost decreased 2.7% from the prior quarter, but, as a percentage of revenue, increased by 27 basis points. Equipment and other overhead costs decreased 3.3% but increased 47 basis points as a percentage of revenue.

Gross margin increased 60 basis points, in Q1 FY24, from Q1 FY23, primarily as a result of the increase in revenue from the prior year quarter and favorable product mix. Material costs increased 2.3% from the prior year quarter, but decreased as a percentage of revenue by 3 basis points. Labor and benefits costs increased 4.1% from the prior year quarter, and increased, as a percent of revenue, by 19 basis points as labor increased in both the U.S. and at several Asia-based facilities, reflecting labor market conditions. Equipment and other overhead costs remained flat but decreased 67 basis points as a percentage of revenue.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $18.3 million in Q1 FY24, compared with $16.7 million in Q4 FY23. The increase of $1.6 million was primarily the result of increased compensation and related expenses of $1.6 million. Selling, general, and administrative expenses increased $1.5 million in Q1 FY24, from $16.8 million in Q1 FY23, primarily as a result of increased compensation and related expenses of $1.4 million.

Research and Development Expenses

Research and development expenses, which primarily consist of development and qualification efforts related to process technologies for high-end IC and FPD applications, were $3.4 million in Q1 FY24, $3.4 million in Q4 FY23, and $3.3 million in Q1 FY23.

Non-operating Income (Expense)

	Q1 FY24	Q4 FY23	Q1 FY23
Foreign currency transactions impact, net	$(8.9)	$13.2	$(16.9)
Interest expense, net	(0.1)	(0.1)	(0.1)
Interest income and other income (expense), net	5.3	5.6	2.6

Non-operating income (expense), net	$(3.7)	$18.7	$(14.4)

Non-operating income (expense) decreased $22.4 million to $(3.7) million in Q1 FY24, compared with $18.7 million in Q4 FY23, primarily due to foreign currency transactions impact, net, driven by unfavorable movements of New Taiwan Dollar and the South Korean won against the U.S. dollar. Non-operating income (expense) increased $10.7 million from Q1 FY23 compared with $(14.4) million, primarily due to foreign currency transaction impact, net, driven by favorable movements of the South Korean won and RMB against the U.S. dollar.

Interest income and other income (expense), net, of $5.3 million in Q1 FY24 remained flat compared with $5.6 million in Q4 FY23. Interest income and other income (expense), net, increased $2.7 million compared to Q1 FY23 driven by an increase in cash and cash equivalents, and higher interest rates.

Income Tax Provision

	Q1 FY24	Q4 FY23	Q1 FY23

Income tax provision	$14.7	$20.3	$12.6
Effective income tax rate	27.3%	24.3%	30.3%

The effective income tax rate is sensitive to the jurisdictional mix of earnings, due in part to the non-recognition of tax benefits on losses in jurisdictions with valuation allowances where the tax benefits of the losses are not available.

The effective income tax rate increase in Q1 FY24, compared with Q4 FY23, is primarily due to changes in the jurisdictional mix of earnings and an increase in foreign taxes in Q1 FY24.

The effective income tax rate decrease in Q1 FY24, compared with Q1 FY23, is primarily due to changes in the jurisdictional mix of earnings.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $12.9 million in Q1 FY24, compared with $18.5 million in Q4 FY23, and $15.0 million in Q1 FY23. The decrease from Q4 FY23 and Q1 FY23, to Q1 FY24 resulted from decreased net income at our Taiwan-based IC joint venture.

Liquidity and Capital Resources

Cash and cash equivalents were $508.5 million and $499.3 million as of January 28, 2024, and October 31, 2023, respectively. As of the most recent balance sheet date, total cash and cash equivalents included $494.0 million held by foreign subsidiaries. Net Cash, a non-GAAP financial measure as defined and discussed in the Non-GAAP Financial Measures section below, was $485.0 million and $474.7 million as of January 28, 2024, and October 31, 2023, respectively. Our primary sources of liquidity are our cash on hand, cash we generate from operations, and borrowing capacity we have available from financial institutions. In China, we currently have approximately $25.0 million of borrowing capacity to support local operations. See Note 7 to the condensed consolidated financial statements for additional information on our outstanding debt and currently available financing.

We continually evaluate alternatives for efficiently funding our capital expenditures and ongoing operations. These reviews may result in our engagement in a variety of investing and financing transactions, in the transfer of cash among subsidiaries, and/or the repatriation of cash to the U.S. The transfer of funds among subsidiaries could be subject to foreign withholding taxes; in certain jurisdictions, repatriation of these funds to the U.S. may subject them to U.S. state income taxes and/or local country withholding taxes. We believe that our liquidity, including available financing, is sufficient to meet our requirements through the next twelve months and thereafter for the foreseeable future. Through the utilization of our existing liquidity, cash we generate from operations, short-term investments, and (potentially) our borrowing capacity under our financing arrangement, we plan to continue to invest in our business, with our investments targeted to align with our customers’ technology road maps. We may also elect to use our cash to reduce our debt through early repayments. In addition, we stand ready to invest in mergers, acquisitions, or strategic partnerships, should a suitable opportunity arise.

    We estimate capital expenditures for full year FY24 will be approximately $140 million; these investments will be targeted towards high-end and mainstream IC capacity and efficiency and enable us to support our customers’ near-term demands. As of January 28, 2024, we had outstanding capital commitments of approximately $142.2 million and recognized liabilities related to capital equipment purchases of approximately $13.9 million. Although payment timing could vary, primarily as a result of the timing of tool delivery, installation, and testing, we currently estimate that we will fund $99.1 million of our total $156.1 million committed and recognized obligations for capital expenditures over the next twelve months.

In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. This authorization does not obligate the Company to repurchase any dollar amount or number of shares of common stock. The most recent 10b5-1 plan expired on September 15, 2022, and has not been renewed. As of January 28, 2024, our current share repurchase program had approximately $31.7 million remaining under its authorization. Depending on market conditions, we may utilize some or the entire remaining approved amount to reacquire additional shares.

As discussed in Note 6 to the condensed consolidated financial statements, DNP, the noncontrolling interest in our China-based joint venture has, under certain circumstances, the right to put its interest in the joint venture to Photronics, or to purchase our interest in the joint venture. Under all such circumstances, the sale of DNP’s interest would be at its ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance. As of the date of issuance of this report, DNP had not indicated its intention to exercise this right. As of January 28, 2024, Photronics and DNP each had net investments in this joint venture of approximately $127.4 million.

Cash Flows

	Q1 FY24	Q1 FY23
Net cash provided by operating activities	$41.5	$27.7
Net cash used in investing activities	$(42.2)	$(30.2)
Net cash used in financing activities	$(2.9)	$(9.7)

Operating Activities: Net cash provided by operating activities reflects net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, and the impacts of cash from changes in operating assets and liabilities. Net cash provided by operating activities increased $13.8 million in Q1 FY24, compared with Q1 FY23.

Free Cash Flow which is non-GAAP financial measure as discussed in the “Non-GAAP Financial Measures” section below, increased by $1.6 million, compared with Q1 FY23, primarily due to the increase in net cash provided by operating activities, partially offset by the increase in purchases of property, plant, and equipment.

Investing Activities: Net cash flows used in investing activities primarily consisted of purchases of property, plant, and equipment of $43.3 million, which increased $12.2 million in Q1 FY24, compared with Q1 FY23.

    Financing Activities: Net cash used in financing activities decreased by $6.8 million in Q1 FY24, compared with Q1 FY23, primarily due to decreased debt repayments of $8.0 million.

The increase in our cash balance from Q1 FY23 was favorably impacted by the effects of exchange rate changes in the amount of $13.0 million in Q1 FY24, which was less than the $27.5 million favorable impact of exchange rate changes had on our cash balance in Q1 FY23.

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

The following table reconciles GAAP to Non-GAAP Income at the balance sheet dates. The columns may not foot due to rounding.

	Three Months ended
	January 28,	October 31,	January 29,
	2024	2023	2023
Reconciliation of GAAP to Non-GAAP Non-operating (loss) Income:

GAAP Non-operating (loss) income, net	$(3,747)	$18,660	$(14,425)
FX (gain) loss	8,909	(13,234)	16,944
Non-GAAP Non-operating (loss) income, net	$5,162	$5,426	$2,519

Reconciliation of GAAP to Non-GAAP Income tax provision:

GAAP Income tax provision	$14,660	$20,288	$12,582
Estimated tax effects of FX (gain) loss	(2,244)	3,437	(4,506)
Non-GAAP Income tax provision	$16,904	$16,851	$17,088

Reconciliation of GAAP to Non-GAAP Noncontrolling interests:

GAAP Noncontrolling interests	$12,902	$18,545	$14,964
Estimated noncontrolling interest effects of above	(2,939)	2,431	(2,060)
Non-GAAP Noncontrolling interests	$15,841	$16,114	$17,024

Reconciliation of GAAP to Non-GAAP Net Income:

GAAP Net Income	$26,180	$44,611	$13,986
FX (gain) loss	8,909	(13,234)	16,944
Estimated tax effects of above	(2,244)	3,437	(4,506)
Estimated noncontrolling interest effects of above	(2,939)	2,431	(2,060)
Non-GAAP Net Income	$29,906	$37,245	$24,364

Weighted-average number of common shares outstanding – Diluted	62,283	62,067	61,470

Reconciliation of GAAP to Non-GAAP EPS:

GAAP diluted earnings per share	$0.42	$0.72	$0.23
Effects of the above adjustments	$0.06	$(0.12)	$0.17
Non-GAAP diluted earnings per share	$0.48	$0.60	$0.40

The following tables reconcile Net cash provided by operating activities to Free Cash Flow for Q1 FY24 and Q1 FY23. The columns may not foot due to rounding. Prior year amounts in the non-GAAP disclosure below have been recast to eliminate government incentives to conform to current year presentation.

	Q1 FY24	Q1 FY23
Free Cash Flow
Net cash provided by operating activities	$41.5	$27.7
Purchases of property, plant, and equipment	(43.3)	(31.1)
Free cash flow	$(1.8)	$(3.4)

The following table reconciles Cash and cash equivalents to Net Cash at the balance sheet dates. The increase in Net Cash was primarily driven by proceeds from maturities of available-for-sale debt securities, decreased debt repayments and increase in Net cash provided by operating activities, as discussed above. The columns may not foot due to rounding. Prior year amounts in the non-GAAP disclosure below have been recast to eliminate government incentives to conform to current year presentation.

	As of
	January 28,	October 31,	January 29,
	2024	2023	2023
Net Cash
Cash and cash equivalents	$508.5	$499.3	$334.8
Current portion of Long-term debt	(20.8)	(6.6)	(6.6)
Long-term debt	(2.7)	(18.0)	(27.3)
Net cash	$485.0	$474.7	$300.9

Business Outlook

Our current business outlook and guidance was provided in the Photronics Q1 FY24 earnings release, earnings presentation, and financial results conference call, but is not incorporated herein. These can be accessed in the investor section of our website - www.photronics.com.

    Our future results of operations and the other forward-looking statements contained in this filing and in the Photronics Q1 FY24 earnings release, and the related financial results conference call and earnings presentation involve a number of risks and uncertainties, some of which were discussed in Part I, Item 1A of our 2023 Form 10-K. A number of other unforeseeable factors could cause actual results to differ materially from our expectations.

Critical Accounting Estimates

Please refer to Part II, Item 7 of our 2023 Form 10-K for discussion of our critical accounting estimates. There have been no changes to our critical accounting estimates since the filing of our Form 10-K for the year ended October 31, 2023.

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

Our primary net foreign currency exposures as of January 28, 2024, included the South Korean won, the Japanese yen, the New Taiwan dollar, the RMB, the Singapore dollar, the British pound sterling, and the euro. As of that date, a 10% adverse movement in the value of currencies different from the functional currencies of our subsidiaries would have resulted in a net unrealized pre-tax loss of $54.8 million, which represents an increase of $2.7 million from our exposure at October 31, 2023. Our most significant exposures at January 28, 2024, were exposures of the South Korean won, the RMB, and the New Taiwan Dollar to the U.S. dollar, which were, respectively, $13.8 million, $9.7 million, and $28.4 million at that date. We do not believe that a 10% change in the exchange rates of non-US dollar currencies, other than the aforementioned currencies and the Japanese yen, would have had a material effect on our January 28, 2024, condensed consolidated financial statements.

Interest Rate Risk

A 10% adverse movement in the interest rates on our variable rate borrowings would not have had a material effect on our January 28, 2024, condensed consolidated financial statements.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established, and currently maintain, disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and interim chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, under the supervision and with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Please refer to Note 12 within Item 1 of this report for information on legal proceedings involving the Company.

Item 1A.	RISK FACTORS

There have been no material changes to our risk factors as set forth in “Item 1A. Risk Factors” in our 2023 Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. The share repurchase program commenced on September 16, 2020, and all shares repurchased under this program were retired. The following table provides information relating to the Company’s repurchase of common stock for the first quarter of 2024. This table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

	Total Number of Shares Purchased	Average Price Paid Per share	Total Number of shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased (in millions)

November 1, 2023 – November 26, 2023	-	-	-	$31.7
November 27, 2023 – December 24, 2023	-	-	-	$31.7
December 25, 2023 – January 28, 2024	-	-	-	$31.7
Total			-

Certain lease arrangements include limitations on the amounts of dividends we may pay. Please refer to Note 7 of the condensed consolidated financial statements for information on these limitations.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.	MINE SAFETY DISCLOSURES

Not applicable

Item 5.	OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

The following officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, as follows:

On January 11, 2024, Lucien Bouchard, our Vice President of Global Sales and Global Sales Engineering, adopted a Rule 10b5-1 trading arrangement, (the “Plan”) providing for the sale of an aggregate of up to 9,000 shares of our common stock granted to Mr. Bouchard under our compensation program. The Plan is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the Plan was February 12, 2024. All shares under the Plan have been traded.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the last fiscal quarter.

Item 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

SIGNATURES

   Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ ERIC RIVERA
ERIC RIVERA
Vice President, Interim Chief Financial Officer,
Corporate Controller
(Principal Financial Officer /Principal Accounting Officer)

Date: March 7, 2024