Form 10-Q
period 2024-04-28
PHOTRONICS INC
filed 2024-06-07
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2024
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
Yes ☐  No ☒

The registrant had 63,356,950 shares of common stock outstanding as of May 30, 2024.

PHOTRONICS, INC.
QUARTERLY REPORT ON FORM 10-Q
April 28, 2024

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

PDMCX	Xiamen American Japan Photronics Mask Co., Ltd., a joint venture of Photronics and DNP
Premium charges	Price paid over and above standard mask price for special service such as priority cycle time or capacity allocation
RMB	Chinese renminbi
ROU (assets)	Right-of-use asset
SEC	Securities and Exchange Commission
Securities Act	The Securities Act of 1933 (as amended)
U.S. GAAP	Accounting principles generally accepted in the United States of America
Wafer	A wafer, or silicon wafer, is a thin slice of semiconductor material that, in the fabrication of microelectronics, serves as the substrate for microelectronic devices built in and upon the wafer

Table of  Contents
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

Table of  Contents
PART I.	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	April 28, 2024	October 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$493,905	$499,292
Short-term investments	65,955	12,915
Accounts receivable, net of allowance of $1,036 in 2024 and $1,099 in 2023	197,523	194,927
Inventories	54,257	49,963
Other current assets	32,493	28,353
Total current assets	844,133	785,450

Property, plant and equipment, net	729,489	709,244
Deferred income taxes	19,821	21,297
Other assets	10,010	10,230
Total assets	$1,603,453	$1,526,221

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$19,318	$6,621
Accounts payable	94,745	84,024
Accrued liabilities	81,504	94,578
Total current liabilities	195,567	185,223

Long-term debt	2,456	17,998
Other liabilities	37,401	47,391
Total liabilities	235,424	250,612

Commitments and contingencies (Note 12)

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 61,799 shares issued and outstanding as of April 28, 2024, and 61,310 shares issued and outstanding as of October 31, 2023	618	613
Additional paid-in capital	506,621	502,010
Retained earnings	623,550	561,119
Accumulated other comprehensive loss	(95,932)	(88,734)
Total Photronics, Inc. shareholders’ equity	1,034,857	975,008
Noncontrolling interests	333,172	300,601
Total equity	1,368,029	1,275,609
Total liabilities and equity	$1,603,453	$1,526,221

See accompanying notes to condensed consolidated financial statements.

Table of  Contents
PHOTRONICS, INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Revenue	$217,000	$229,306	$433,334	$440,397
Cost of goods sold	137,749	140,904	274,828	275,918
Gross profit	79,251	88,402	158,506	164,479

Operating expenses:
Selling, general, and administrative	18,996	17,878	37,317	34,696
Research and development	4,292	3,479	7,736	6,781
Total operating expenses	23,288	21,357	45,053	41,477

Other operating income, net	89	-	89	-
Operating income	56,052	67,045	113,542	123,002

Other income (expense):
Foreign currency transactions impact, net	14,766	10,718	5,858	(6,226)
Interest income and other income, net	5,878	2,987	11,128	5,570
Interest expense	(110)	(134)	(200)	(198)
Income before income tax provision	76,586	80,616	130,328	122,148

Income tax provision	20,214	21,343	34,874	33,925

Net income	56,372	59,273	95,454	88,223

Net income attributable to noncontrolling interests	20,121	19,344	33,023	34,308

Net income attributable to Photronics, Inc. shareholders	$36,251	$39,929	$62,431	$53,915

Earnings per share:
Basic	$0.59	$0.65	$1.01	$0.88
Diluted	$0.58	$0.65	$1.00	$0.88

Weighted-average number of common shares outstanding:
Basic	61,771	61,138	61,613	61,016
Diluted	62,409	61,507	62,346	61,489

See accompanying notes to condensed consolidated financial statements.

Table of  Contents
PHOTRONICS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Net income	$56,372	$59,273	$95,454	$88,223

Other comprehensive (loss) income, net of tax of $0:
Foreign currency translation adjustments	(39,198)	(39,813)	(7,705)	50,707
Other	82	66	55	11
Net other comprehensive (loss) income	(39,116)	(39,747)	(7,650)	50,718

Comprehensive income	17,256	19,526	87,804	138,941

Less: comprehensive income attributable to noncontrolling interests	9,074	14,682	32,571	46,075

Comprehensive income attributable to Photronics, Inc. shareholders	$8,182	$4,844	$55,233	$92,866

See accompanying notes to condensed consolidated financial statements.

Table of  Contents
PHOTRONICS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Three Months Ended April 28, 2024
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Common Stock
	Shares	Amount

Balance as of January 28, 2024	61,746	$617	$502,903	$587,299	$(67,863)	$324,098	$1,347,054

Net income	-	-	-	36,251	-	20,121	56,372
Other comprehensive income	-	-	-	-	(28,069)	(11,047)	(39,116)
Shares issued under equity plans	53	1	(208)	-	-	-	(207)
Share-based compensation expense	-	-	3,926	-	-	-	3,926

Balance as of April 28, 2024	61,799	$618	$506,621	$623,550	$(95,932)	$333,172	$1,368,029

	Three Months Ended April 30, 2023
	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity

Balance as of January 29, 2023	61,102	$611	$494,954	$449,620	$(24,420)	$261,955	$1,182,720

Net income	-	-	-	39,929	-	19,344	59,273
Other comprehensive Income	-	-	-	-	(35,085)	(4,662)	(39,747)
Shares issued under equity plans	83	1	428	-	-	-	429
Share-based compensation expense	-	-	2,009	-	-	-	2,009

Balance as of April 30, 2023	61,185	$612	$497,391	$489,549	$(59,505)	$276,637	$1,204,684

Table of  Contents
	Six Months Ended April 28, 2024
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Common Stock
	Shares	Amount

Balance as of October 31, 2023	61,310	$613	$502,010	$561,119	$(88,734)	$300,601	$1,275,609

Net income	-	-	-	62,431	-	33,023	95,454
Other comprehensive income	-	-	-	-	(7,198)	(452)	(7,650)
Shares issued under equity plans	489	5	(1,888)	-	-	-	(1,883)
Share-based compensation expense	-	-	6,499	-	-	-	6,499

Balance as of April 28, 2024	61,799	$618	$506,621	$623,550	$(95,932)	$333,172	$1,368,029

	Six Months Ended April 30, 2023
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Common Stock
	Shares	Amount

Balance as of October 31, 2022	60,791	$608	$493,741	$435,634	$(98,456)	$230,562	$1,062,089

Net income	-	-	-	53,915	-	34,308	88,223
Other comprehensive Income	-	-	-	-	38,951	11,767	50,718
Shares issued under equity plans	394	4	(180)	-	-	-	(176)
Share-based compensation expense	-	-	3,830	-	-	-	3,830

Balance as of April 30, 2023	61,185	$612	$497,391	$489,549	$(59,505)	$276,637	$1,204,684

See accompanying notes to condensed consolidated financial statements.

Table of  Contents
PHOTRONICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	April 28, 2024	April 30, 2023

Cash flows from operating activities:
Net income	$95,454	$88,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,487	39,085
Share-based compensation	6,499	3,830
Changes in assets and liabilities:
Accounts receivable	(2,415)	(5,952)
Inventories	(4,407)	(1,905)
Other current assets	(4,340)	1,382
Accounts payable, accrued liabilities, and other	(14,284)	(14,986)

Net cash provided by operating activities	117,994	109,677

Cash flows from investing activities:
Purchases of property, plant and equipment	(63,311)	(57,728)
Purchases of short-term investments	(66,040)	(9,837)
Proceeds from maturities of short-term investments	13,234	4,000
Government incentives	1,419	1,393
Other	(6)	(88)

Net cash used in investing activities	(114,704)	(62,260)

Cash flows from financing activities:
Repayments of debt	(2,844)	(14,720)
Proceeds from share-based arrangements	1,055	730
Net settlements of restricted stock awards	(2,938)	(1,252)

Net cash used in financing activities	(4,727)	(15,242)

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(3,839)	15,621

Net increase (decrease) in cash, cash equivalents, and restricted cash	(5,276)	47,796
Cash, cash equivalents, and restricted cash at beginning of period	501,867	322,409

Cash, cash equivalents, and restricted cash at end of period	496,591	370,205

Less: Ending restricted cash	2,686	2,720

Cash and cash equivalents at end of period	$493,905	$367,485

Supplemental disclosure of non-cash information:

Accruals for property, plant and equipment purchased during the period	$7,871	$14,420

See accompanying notes to condensed consolidated financial statements.

Table of  Contents
PHOTRONICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share amounts and per share data)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

Photronics, Inc. (“Photronics”, “the Company”, “we”, “our”, or “us”) is one of the world’s leading manufacturers of photomasks, which are high-precision photographic quartz or glass plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of ICs and FPDs and are used as masters to transfer circuit patterns onto semiconductor wafers and FPD substrates during the fabrication of ICs, a variety of FPDs and, to a lesser extent, other types of electrical and optical components. We operate eleven manufacturing facilities, which are located in Taiwan (3), Korea (1), China (2), the United States (3), and Europe (2).

The accompanying unaudited condensed consolidated financial statements (“the financial statements”) have been prepared in accordance with U.S. GAAP for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation have been included. The financial statements include the accounts of Photronics, its wholly owned subsidiaries, and the majority-owned subsidiaries, which it controls. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Form 10-K for the fiscal year ended October 31, 2023, where we discuss and provide additional information about our accounting policies and the methods and assumptions used in our estimates.

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

NOTE 2 - ACCOUNT RECEIVABLES

The components of Accounts Receivable at the balance sheet dates are presented below.

	April 28,	October 31,
	2024	2023
Accounts Receivable	$175,034	$171,433
Unbilled Receivable	23,525	24,593
Allowance for Credit Losses	(1,036)	(1,099)
	$197,523	$194,927

Table of  Contents
NOTE 3 - INVESTMENTS

The Company invests in various bank time deposits and U.S. Government Securities. Our classification of investments is as follows:

-	Maturing within three months or less from the date of purchase	Cash and cash equivalents
-	Maturing, as of the date of purchase, more than three months, but with remaining maturities of less than one year, from the balance sheet date	Short-term investments
-	Maturing one year or more from the balance sheet date	Long-term marketable investments

As of April 28, 2024, all of our investments had, at their dates of purchase, remaining maturities of more than three months, but less than one year, and have been classified as short-term investments. The accounting framework for determining fair value includes a hierarchy for ranking the quality and reliability of the information used to measure fair value, which enables the reader of the financial statements to assess the inputs used to develop those measurements. The fair value hierarchy consists of three tiers as follows:

Level 1 - These are investments where values are based on unadjusted quoted prices for identical assets in an active market the Company has the ability to access.

Level 2 - These are investments where values are based on quoted market prices that are not active or model derived valuations in which all significant inputs are observable in active markets.

Level 3 - These are investments where values are derived from techniques in which one or more significant inputs are unobservable.

The following are the major categories of assets measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	April 28, 2024				October 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. Government Securities	$6,585	$-	$-	$6,585	$12,915	$-	$-	$12,915
Time deposits	$-	$59,370	$-	$59,370	$-	$-	$-	$-

Based upon the Company’s intent and ability to hold its time deposits to maturity (which maturities range up to twelve months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s U.S. Government Securities are classified as available-for-sale. Available-for-sale investments are reported at fair value, with unrealized gains or losses (net of tax) reported in Accumulated other comprehensive income. In the event of a sale of these securities, we would determine the cost of the investment sold at the specific individual security level and would include any gain or loss in Interest income and other income, net, where we also report periodic interest earned and the amortization (accretion) of discounts (premiums) related to these investments.

The table below provides information on our available-for-sale debt securities and time deposits classified as short-term investments.

	April 28, 2024				October 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
U.S. Government Securities	$6,580	$6	$(1)	$6,585	$12,913	$4	$(2)	$12,915
Time deposits	$59,370	$-	$-	$59,370	$-	$-	$-	$-
Total	$65,950	$6	$(1)	$65,955	$12,913	$4	$(2)	$12,915

The Company’s investments in marketable securities consist primarily of investments in various time deposits and U.S. Government Securities. Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market values.

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or net realizable value. Presented below are the components of Inventories at the balance sheet dates.

	April 28, 2024	October 31, 2023
Raw materials	$53,337	$48,948
Work in process	912	1,010
Finished goods	8	5
	$54,257	$49,963

Table of  Contents
NOTE 5 - PROPERTY, PLANT, AND EQUIPMENT, NET

Presented below are the components of Property, plant, and equipment, net at the balance sheet dates.

	April 28, 2024	October 31, 2023
Land	$11,354	$11,378
Buildings and improvements	185,921	185,850
Machinery and equipment	1,942,506	1,922,041
Leasehold improvements	18,820	18,894
Furniture, fixtures, and office equipment	16,918	15,856
Construction in progress	83,143	55,434
	2,258,662	2,209,453
Accumulated depreciation and amortization	(1,529,173)	(1,500,209)
	$729,489	$709,244

Information on ROU assets resulting from finance leases, at the balance sheet dates, is presented below.

	April 28, 2024	October 31, 2023
Machinery and equipment	$42,816	$42,820
Accumulated amortization	(9,064)	(7,655)
	$33,752	$35,165

The following table presents depreciation expense (including the amortization of ROU assets) related to property, plant, and equipment incurred during the reporting periods.

	Three Months Ended		Six Months Ended
	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Depreciation Expense	$20,689	19,880	$41,294	$38,908

Table of  Contents
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

Under the Agreement, both Photronics and DNP have the option to purchase, or put, their interest from, or to, the other party, should their ownership interest fall below 20.0% for a period of more than six consecutive months. Under such circumstances, the sales of ownership interests would be at the exiting party’s ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance.

The following table presents net income we recorded from the operations of PDMCX during the reporting periods.

	Three Months Ended		Six Months Ended
	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Net income from PDMCX	$5,464	$6,652	$11,928	$12,569

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

	April 28, 2024		October 31, 2023
Classification	Carrying Amount	Photronics Interest	Carrying Amount	Photronics Interest
Current assets	$150,329	$75,180	$135,960	$67,994
Noncurrent assets	144,435	72,232	136,334	68,181
Total assets	294,764	147,412	272,294	136,175

Current liabilities	32,810	16,408	36,305	18,156
Noncurrent liabilities	1,901	951	1,873	937
Total liabilities	34,711	17,359	38,178	19,093

Net assets	$260,053	$130,053	$234,116	$117,082

NOTE 7 - DEBT

As of April 28, 2024, the Current portion of long-term debt and the Long-term debt balances were comprised of finance leases as described below:

As of April 28, 2024	Finance Leases
Principal due:
Next 12 months	$19,318
Months 13 – 24	$2,436
Months 25 – 36	12
Months 37 – 48	8
Months 49 – 60	-
Long-term debt	2,456
Total debt	$21,774

Interest rate at balance sheet date	N/A
Basis spread on interest rates	N/A
Interest rate reset	N/A
Maturity date	N/A
Periodic payment amount	Varies as Lease mature
Periodic payment frequency	Monthly
Loan collateral (carrying amount)	$33,752	(1)

(1)	Represents the carrying amount at the balance sheet date of the related ROU assets, in which the lessors have secured interests.

The table below provides information on our long-term debt as of October 31, 2023.

As of October 31, 2023	Finance Leases
Principal due:
Next 12 months	$6,621
Months 13 – 24	$17,972
Months 25 – 36	12
Months 37 – 48	13
Months 49 – 60	1
Long-term debt	17,998
Total debt	$24,619

Interest rate at balance sheet date	N/A
Basis spread on interest rates	N/A
Interest rate reset	N/A
Maturity date	N/A
Periodic payment amount	Varies as Lease mature
Periodic payment frequency	Monthly
Loan collateral (carrying amount)	$35,165	(1)

(1)	Represents the carrying amount at the balance sheet date of the related ROU assets, in which the lessors have secured interests.

Table of  Contents
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

Xiamen Working Capital Loans

In November 2018, PDMCX obtained approval for revolving, unsecured credit of the equivalent of $25.0 million, pursuant to which PDMCX may enter into separate loan agreements with varying terms to maturity. This facility is subject to annual reviews and extensions, with the most recent extension set to expire in July 2024. In December 2022, we repaid our entire outstanding balance of RMB 25.6 million ($3.6 million). As of April 28, 2024, PDMCX had no amount outstanding against the approval. The interest rates are variable, based on the RMB Loan Prime Rate of the National Interbank Funding Center. Interest incurred on the loans related to the amount borrowed was eligible for reimbursement through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provided for such reimbursements up to a prescribed limit and duration.

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

Contract Assets, Contract Liabilities, and Accounts Receivable

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. Contract assets reflect our transfer of control of photomasks that are in process or completed but not yet shipped to customers. A receivable is recognized when we have an unconditional right to payment for our performance, which generally occurs when we ship the photomasks. Our contract assets primarily consist of a significant amount of our in-process production orders and fully manufactured photomasks which have not yet shipped, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the in-process orders are cancelled by customers. On an individual contract basis, we net contract assets with contract liabilities (deferred revenue) for financial reporting purposes. We did not identify impairment indicators for any outstanding contract assets during the three or six-month periods ended April 28, 2024 or April 30, 2023.

Table of  Contents
The following table provides information about our contract balances at the balance sheet dates.

Classification	April 28, 2024	October 31, 2023
Contract Assets
Other current assets	$12,292	$10,984

Contract Liabilities
Accrued liabilities	$14,558	$9,965
Other liabilities	8,224	12,454
	$22,782	$22,419

The Company did not recognize any revenue from performance obligations satisfied in the previous periods. The following table presents revenue recognized from contract liabilities that existed at the beginning of the reporting periods.

	Three Months Ended		Six Months Ended
	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Revenue recognized from beginning liability	$6,495	$11,228	$7,746	$7,875

We generally record our accounts receivable at their billed amounts. All outstanding past due customer invoices are reviewed for collectability during, and at the end of, every reporting period. To the extent we believe a loss on the collection of a customer invoice is probable, we record the loss and credit an allowance for credit losses. In the event that an amount is determined to be uncollectible, we charge the allowance for credit losses and derecognize the related receivable. We did not incur any credit losses on our accounts receivable during the three or six-month periods ended April 28, 2024 or April 30, 2023.

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

Table of  Contents
Disaggregation of Revenue

The following tables present our revenue for the three and six-month periods ended April 28, 2024, and April 30, 2023, disaggregated by product type, geographic origin, and timing of recognition.

	Three Months Ended		Six Months Ended
Revenue by Product Type	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
IC
High-end	$58,042	$43,920	$118,918	$91,923
Mainstream	102,886	123,134	199,599	231,720
Total IC	$160,928	$167,054	$318,517	$323,643

FPD
High-end	$47,977	$51,888	$98,593	$97,579
Mainstream	8,095	10,364	16,224	19,175
Total FPD	$56,072	$62,252	$114,817	$116,754

	$217,000	$229,306	$433,334	$440,397

	Three Months Ended		Six Months Ended
Revenue by Geographic Origin*	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Taiwan	$75,410	$80,448	$150,376	$156,017
China	58,693	65,215	116,829	124,148
Korea	39,286	41,372	79,621	79,204
United States	33,314	32,495	66,047	62,377
Europe	9,926	9,276	19,631	17,722
Other	371	500	830	929
	$217,000	$229,306	$433,334	$440,397

* This table disaggregates revenue by the location in which it was earned.

	Three Months Ended		Six Months Ended
Revenue by Timing of Recognition	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Over time	$211,189	$215,376	$414,716	$412,541
At a point in time	5,811	13,930	18,618	27,856
	217,000	229,306	433,334	440,397

Table of  Contents
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

NOTE 9 - SHARE-BASED COMPENSATION

In March 2016, shareholders approved our current equity incentive compensation plan (the “Plan”), under which incentive stock options, non-qualified stock options, stock grants, stock-based awards, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and other stock or cash awards may be granted. Shares to be issued under the Plan may be authorized and unissued shares, issued shares that have been reacquired by us (in the open market or in private transactions), or a combination thereof. The maximum number of shares of common stock approved that may be issued under the Plan was four million shares. On March 16, 2023, at its annual meeting of shareholders, the shareholders of Photronics, Inc., approved amendments to the Plan to increase the number of shares available for issuance by an additional one million shares, thereby increasing the shares available for issuance under the Plan from four million to five million. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of Photronics or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan prohibits further awards from being issued under prior plans. The table below presents information on our share-based compensation expenses for the three and six-month periods ended April 28, 2024 and April 30, 2023.

Table of  Contents
	Three Months Ended		Six Months Ended
	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Expense reported in:
Cost of goods sold	$669	$288	$1,263	$570
Selling, general, and administrative	2,987	1,531	4,737	2,908
Research and development	270	190	499	352
Total expense incurred	$3,926	$2,009	$6,499	$3,830

Expense by award type:
Restricted stock awards	$3,926	$1,974	$6,499	$3,738
Stock options	-	-	-	1
Employee stock purchase plan	-	35	-	91
Total expense incurred	$3,926	$2,009	$6,499	$3,830

Income tax benefits of share-based compensation	$323	$207	$421	$361
Share-based compensation cost capitalized	$-	$-	$-	$-

Restricted Stock Awards

We periodically grant restricted stock awards, the restrictions on which typically lapse over a service period of one to four years. The fair value of the awards is determined on the date of grant, based on the closing price of our common stock. The table below presents information on our restricted stock awards for the three and six-month periods ended April 28, 2024 and April 30, 2023.

	Three Months Ended		Six Months Ended
	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Number of shares granted in period	-	-	825,050	786,500
Weighted-average grant-date fair value of awards (in dollars per share)	$-	$-	$29.77	$16.77
Compensation cost not yet recognized	$28,695	$16,419	$28,695	$16,419
Weighted-average amortization period for cost not yet recognized (in years)	3.1	3.0	3.1	3.0
Shares outstanding at balance sheet date	1,560,540	1,328,572	1,560,540	1,328,572

Stock Options

Option awards generally vest in one to four years and have a ten-year contractual term. All incentive and non-qualified stock option grants must have an exercise price no less than the market value of the underlying common stock on the date of grant. The grant-date fair values of options are based on closing prices of our common stock on the dates of grant and are calculated using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of our common stock. We use historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that options are expected to remain outstanding. The risk-free rate of return for the estimated term of an option is based on the U.S. Treasury yield curve in effect at the date of grant. The table below presents information on our stock options for three and six-month periods ended April 28, 2024 and April 30, 2023.

Table of  Contents
	Three Months Ended		Six Months Ended
	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Number of options granted in period	-	-	-	-
Cash received from option exercised	$119	$20	$1,055	$583
Compensation cost not yet recognized	$-	$-	$-	$-
Weighted-average amortization period for cost not yet recognized (in years)	-	-	-	-

Information on outstanding and exercisable option awards as of April 28, 2024, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding and exercisable at April 28, 2024	360,125	$10.33	2.34	$6,466

NOTE 10 - INCOME TAXES

We calculate our provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. The table below sets forth the primary reasons that our effective income tax rates differed from the U.S. statutory tax rates in effect during the three and six-month periods ended April 28, 2024 and April 30, 2023.

Reporting Period	U.S. Statutory Tax Rates	Photronics Effective Tax Rates	Primary Reasons for Differences

Three months ended April 28, 2024	21.0%	26.4%
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

Six months ended April 28, 2024	21.0%	26.8%	Non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances, non-U.S. pre-tax income being taxed at higher statutory rates in the non-U.S. jurisdictions, and the establishment of uncertain tax positions in non-U.S. jurisdictions.

Six months ended April 30, 2023	21.0%	27.8%	Non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances, non-U.S. pre-tax income being taxed at higher statutory rates in the non-U.S. jurisdictions, and the establishment of uncertain tax positions in non-U.S. jurisdictions.

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

	April 28, 2024	October 31, 2023
Unrecognized tax benefits related to uncertain tax positions	$10,828	$8,908
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$10,828	$8,908
Accrued interest and penalties related to uncertain tax positions	$804	$576

Table of  Contents
NOTE 11 - EARNINGS PER SHARE

The calculations of basic and diluted earnings per share are presented below.

	Three Months Ended		Six Months Ended
	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Net income attributable to Photronics, Inc. shareholders	$36,251	$39,929	$62,431	$53,915
Effect of dilutive securities	-	-	-	-
Earnings used for diluted earnings per share	$36,251	$39,929	$62,431	$53,915

Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	61,771	61,138	61,613	61,016
Effect of dilutive securities:
Share-based payment awards	638	369	733	473
Potentially dilutive common shares	638	369	733	473

Weighted-average common shares used for diluted earnings per share	62,409	61,507	62,346	61,489

Basic earnings per share	$0.59	$0.65	$1.01	$0.88
Diluted earnings per share	$0.58	$0.65	$1.00	$0.88

The table below illustrates the outstanding weighted-average share-based payment awards that were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be antidilutive.

	Three Months Ended		Six Months Ended
	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Share-based payment awards	-	267	121	535
Total potentially dilutive shares excluded	-	267	121	535

NOTE 12 - COMMITMENTS AND CONTINGENCIES

As of April 28, 2024, we had commitments outstanding for capital expenditures of approximately $133.3 million, primarily for purchases of high-end equipment.

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

Table of  Contents
NOTE 13 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME BY COMPONENT

The following tables set forth the changes in our accumulated other comprehensive (loss) income by component (net of tax of $0) for the three and six-month periods ended April 28, 2024, and April 30, 2023.

Table of  Contents
	Three Months Ended April 28, 2024
	Foreign Currency Translation Adjustments	Other	Total

Balance at January 28, 2024	$(67,160)	$(703)	$(67,863)
Other comprehensive (loss) income	(39,198)	82	(39,116)
Other comprehensive (loss) income attributable to noncontrolling interests	11,087	(40)	11,047

Balance at April 28, 2024	$(95,271)	$(661)	$(95,932)

	Three Months Ended April 30, 2023
	Foreign Currency Translation Adjustments	Other	Total

Balance at January 29, 2023	$(23,737)	$(683)	$(24,420)
Other comprehensive (loss) income	(39,813)	66	(39,747)
Other comprehensive (loss) income attributable to noncontrolling interests	4,760	(98)	4,662

Balance at April 30, 2023	$(58,790)	$(715)	$(59,505)

	Six Months Ended April 28, 2024
	Foreign Currency Translation Adjustments	Other	Total

Balance at October 31, 2023	$(88,044)	$(690)	$(88,734)
Other comprehensive (loss) income	(7,705)	55	(7,650)
Other comprehensive (loss) income attributable to noncontrolling interests	478	(26)	452

Balance at April 28, 2024	$(95,271)	$(661)	$(95,932)

	Six Months Ended April 30, 2023
	Foreign Currency Translation Adjustments	Other	Total

Balance at October 31, 2022	$(97,790)	$(666)	$(98,456)
Other comprehensive (loss) income	50,707	11	50,718
Other comprehensive (loss) income attributable to noncontrolling interests	(11,707)	(60)	(11,767)

Balance at April 30, 2023	$(58,790)	$(715)	$(59,505)

Table of  Contents
NOTE 14 - SHARE REPURCHASE PROGRAMS

In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. The most recent 10b5-1 plan expired on September 15, 2022, and has not been renewed. Share repurchases under this authorization commenced on September 16, 2020. The repurchase authorization by the Board of Directors has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions. There have been no shares repurchased for the three and six-month periods ended April 28, 2024 and April 30, 2023. As of April 28, 2024, $31.7 million was available under this authorization for the purchase of additional shares. All shares repurchased under the program have been retired.

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

We are typically required to fulfill customer orders within a short period of time, sometimes within twenty-four hours. This has historically resulted in a minimal level of backlog, typically two to three weeks of backlog for FPD photomasks and one to two weeks for IC photomasks. However, due to market dynamics over the last two years, the demand for some IC photomasks had expanded beyond the industry’s capacity to supply them within the traditional time period; thus, for some products, the backlog had expanded to as long as two to three months. More recently however, while supply and demand balance generally still remains favorable for our products, backlogs for most high demand products have normalized to more manageable levels of less than a month.

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

Table of  Contents
Results of Operations
Three Months Ended April 28, 2024

The following table presents selected operating information expressed as a percentage of revenue. The columns may not foot due to rounding.

	Three Months Ended			Six Months Ended
	April 28, 2024	January 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023

Revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.5	63.4	61.4	63.4	62.7
Gross profit	36.5	36.6	38.6	36.6	37.3

Operating expenses:
Selling, general, and administrative	8.8	8.5	7.8	8.6	7.9
Research and development	2.0	1.6	1.5	1.8	1.5
Operating income	25.8	26.6	29.2	26.2	27.9

Other operating income (expense), net	9.5	(1.7)	5.9	3.9	(0.2)

Income before income tax provision	35.3	24.8	35.2	30.1	27.7

Income tax provision	9.3	6.8	9.3	8.0	7.7

Net income	26.0	18.1	25.8	22.0	20.0

Net income attributable to noncontrolling interests	9.3	6.0	8.4	7.6	7.8

Net income attributable to Photronics, Inc. shareholders	16.7%	12.1%	17.4%	14.4%	12.2%

Note: All tabular comparisons included in the following discussion, unless otherwise indicated, are for the three months ended April 28, 2024 (Q2 FY24), January 28, 2024 (Q1 FY24), and April 30, 2023 (Q2 FY23) and for the six months ended April 28, 2024 (YTD FY24) and April 30, 2023 (YTD FY23).

Revenue

 Our quarterly revenues can be affected by the seasonal purchasing practices of our customers. As a result, demand for our products is typically reduced during the first quarter of our fiscal year by the North American, European, and Asian holiday periods, as some of our customers reduce their development and, consequently, their buying activities during those periods.

Table of  Contents
       The following tables present changes in disaggregated revenue in Q2 FY24 from revenue in prior reporting periods.

Quarterly Changes in Revenue by Product Type

	Q2 FY24 compared with Q1 FY24			Q2 FY24 compared with Q2 FY23		YTD FY24 compared with YTD FY23
	Revenue in Q2 FY24	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change	Revenue in YTD FY24	Increase (Decrease)	Percent Change

IC
High-end*	$58.0	$(2.8)	(4.7)%	$14.1	32.2%	$118.9	$27.0	29.4%
Mainstream	102.9	6.1	6.4%	(20.2)	(16.4)%	199.6	(32.1)	(13.9)%

Total IC	$160.9	$3.3	2.1%	$(6.1)	(3.7)%	$318.5	$(5.1)	(1.6)%

FPD
High-end*	$48.0	$(2.6)	(5.2%)	$(3.9)	(7.5)%	$98.6	$1.0	1.0%
Mainstream	8.1	-	-%	(2.3)	(21.9)%	16.2	(3.0)	(15.4)%

Total FPD	$56.1	$(2.6)	(4.6)%	$(6.2)	(9.9)%	$114.8	$(2.0)	(1.7)%

Total Revenue	$217.0	$0.7	0.3%	$(12.3)	(5.4)%	$433.3	$(7.1)	(1.6)%

* High-end photomasks typically have higher average selling prices (ASPs) than mainstream products.

Quarterly Changes in Revenue by Geographic Origin**

	Q2 FY24 compared with Q1 FY24			Q2 FY24 compared with Q2 FY23		YTD FY24 compared with YTD FY23
	Revenue in Q2 FY24	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change	Revenue in YTD FY24	Increase (Decrease)	Percent Change

Taiwan	$75.4	$0.4	0.6%	$(5.0)	(6.3)%	$150.4	$(5.6)	(3.6)%
China	58.7	0.6	1.0%	(6.5)	(10.0)%	116.8	(7.3)	(5.9)%
Korea	39.3	(1.0)	(2.6)%	(2.1)	(5.0)%	79.6	0.4	0.5%
United States	33.3	0.6	1.8%	0.7	2.5%	66.1	3.6	5.9%
Europe	9.9	0.2	2.3%	0.7	7.0%	19.6	1.9	10.8%
Other	0.4	(0.1)	(19.2)%	(0.1)	(25.8)%	0.8	(0.1)	(10.7)%
	$217.0	$0.7	0.3%	$(12.3)	(5.4)%	$433.3	$(7.1)	(1.6)%

** This table disaggregates revenue by the location in which it was earned.

Revenue in Q2 FY24 was $217.0 million, representing an increase of 0.3% compared with Q1 FY24 and a decrease of 5.4% from Q2 FY23. The Taiwan earthquakes in April 2024, and soft demand following the Chinese New Year were headwinds that adversely impacted revenue growth during the quarter.

IC photomask revenue increased by 2.1% compared with Q1 FY24. The increase from Q1 FY 24 was primarily the result of increased mainstream demand in Asia offsetting decreased high end demand primarily in the U.S. IC photomask revenue decreased by 3.7% compared to Q2 FY23 as increased high-end demand were more than offset by decreased mainstream demand.

FPD revenue decreased 4.6% compared with Q1 FY24. The decrease from Q1 FY24 was due to premium smartphone seasonality. FPD revenue decreased 9.9% from Q2 FY23 due to decreases in both high-end and mainstream products due to softer demand. We continue to believe that strong demand for AMOLED photomasks used in mobile devices will continue, as expected technology advances drives increasing overall demand for higher-value masks.

Table of  Contents
On a YTD basis, IC revenue decreased 1.6% and FPD revenue decreased 1.7%; both were due to soft demand in mainstream.

Gross Margin

	Q2 FY24	Q1 FY24	Percent Change	Q2 FY23	Percent Change	YTD FY24	YTD FY23	Percent Change

Gross profit	$79.3	$79.3	-%	$88.4	(10.3)%	158.5	164.5	(3.6)%
Gross margin	36.5%	36.6%		38.6%		36.6%	37.3%

  Gross margin remained flat in Q2 FY24, from Q1 FY24. With respect to items within cost of goods sold, material costs decreased 1.3% from the prior quarter and, decreased as a percentage of revenue, by 40 basis points. Labor cost decreased 1.0% from the prior quarter and, decreased as a percentage of revenue, by 18 basis points. Equipment and other overhead costs increased 2.7% from the prior quarter, and, increased 65 basis points as a percentage of revenue.

Gross margin decreased 210 basis points, in Q2 FY24, from Q2 FY23, primarily as a result of the decrease in revenue from lower Premium charges. Material costs decreased 5.8% from the prior year quarter, and, decreased as a percentage of revenue by 11 basis points. Labor costs decreased 1.2% from the prior year quarter, but, increased, as a percent of revenue, by 49 basis points as labor increased in both the U.S. and at several Asia-based facilities, reflecting labor market conditions. Equipment and other overhead costs increased 0.5% from the prior quarter, and, increased 163 basis points as a percentage of revenue.

Gross margin decreased by 70 basis points in YTD FY24, from YTD FY23, primarily as a result of the decrease in revenue from lower Premium charges. Material costs decreased 1.9% from YTD FY23, and, decreased 7 basis points, as a percentage of revenue. Labor costs increased 1.4% from YTD FY23, and, increased 35 basis points as a percentage of revenue. The increase was primarily the result of increased labor cost in Asia. Equipment and other overhead costs rose 0.2%, and, increased 49 basis points, as a percentage of revenue. Increased depreciation expense, partially offset by decreased outsourced manufacturing, and increased R&D reclassification costs were the most significant contributors to the net increase in equipment and other overhead costs.

Selling, General, and Administrative Expenses

  Selling, general, and administrative expenses were $19.0 million in Q2 FY24, compared with $18.3 million in Q1 FY24. The increase of $0.7 million was primarily the result of increased compensation and related expenses of $0.1 million and increased professional fees of $0.2 million. Selling, general, and administrative expenses increased $1.1 million in Q2 FY24, from $17.9 million in Q2 FY23, primarily as a result of increased compensation and related expenses of $1.2 million.

Selling, general, and administrative expenses increased $2.6 million in YTD FY24 to $37.3 million, compared with $34.7 million in YTD FY23. The increase was driven by the results of increased compensation and related expense of $2.4 million.

Research and Development Expenses

  Research and development expenses, which primarily consist of development and qualification efforts related to process technologies for high-end IC and FPD applications, were $4.3 million in Q2 FY24, $3.4 million in Q1 FY24, and $3.5 million in Q2 FY23.

Research and development expenses increased by $0.9 million in YTD FY24 to $7.7 million, compared with $6.8 million in YTD FY23. The increase was driven by the expansion of development activities in the U.S., Taiwan, and China.

Table of  Contents
Non-operating Income (Expense)

	Q2 FY24	Q1 FY24	Q2 FY23	YTD FY24	YTD FY23
Foreign currency transactions impact, net	$14.8	$(8.9)	$10.7	$5.9	$(6.2)
Interest expense, net	(0.1)	(0.1)	(0.1)	(0.2)	(0.2)
Interest income and other income (expense), net	5.8	5.3	3.0	11.1	5.6

Non-operating income (expense), net	$20.5	$(3.7)	$13.6	$16.8	$(0.8)

Non-operating income (expense) increased $24.2 million to $20.5 million in Q2 FY24, compared with $(3.7) million in Q1 FY24, primarily due to foreign currency transactions impact, net, driven by favorable movements of the U.S. dollar against the New Taiwan Dollar and the South Korean won. Non-operating income (expense) increased $6.9 million compared with Q2 FY23, primarily due to foreign currency transaction impact, net, driven by favorable movements of the U.S. dollar against the New Taiwan Dollar.

  Interest income and other income (expense), net, of $5.8 million in Q2 FY24 increased $0.5 million compared with $5.3 million in Q1 FY24. Interest income and other income (expense), net, increased $2.8 million compared to $3.0 million in Q2 FY23 driven by an increase in time deposits within cash and cash equivalents, and higher interest rates.

Non-operating income (expense) increased $17.6 million to $16.8 million in YTD FY24, compared with $(0.8) million in YTD FY23, primarily due to foreign currency transactions impact, net, driven by favorable movements of the U.S. dollar against the New Taiwan Dollar and the South Korean won.

 Interest income and other income (expense), net, increased to $11.1 million in YTD FY24, compared with $5.6 million in YTD FY23, primarily due to an increase in time deposits within cash invested and higher interest rates.

Income Tax Provision

	Q2 FY24	Q1 FY24	Q2 FY23	YTD FY24	YTD FY23

Income tax provision	$20.2	$14.7	$21.3	$34.9	$33.9
Effective income tax rate	26.4%	27.3%	26.5%	26.8%	27.8%

The effective income tax rate is sensitive to the jurisdictional mix of earnings, due in part to the non-recognition of tax benefits on losses in jurisdictions with valuation allowances where the tax benefits of the losses are not available.

The effective income tax rate decrease in Q2 FY24, compared with Q1 FY24, is primarily due to changes in the jurisdictional mix of earnings and a decrease in foreign taxes in Q2 FY24.

The effective income tax rate decrease in Q2 FY24, compared with Q2 FY23, is primarily due to changes in the jurisdictional mix of earnings.

The effective income tax rate decrease in YTD FY24 compared with YTD FY23, is primarily due to changes in the jurisdictional mix of earnings.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $20.1 million in Q2 FY24, compared with $12.9 million in Q1 FY24, and $19.3 million in Q2 FY23. The increase from Q1 FY24 to Q2 FY24 resulted from increased net income at our Taiwan-based IC joint venture. Net income attributable to noncontrolling interest was $33.0 million in YTD FY24, compared with $34.3 million in YTD FY23 as a result of decreased net income at our Taiwan-based IC joint venture.

Table of  Contents
Liquidity and Capital Resources

Cash and cash equivalents were $493.9 million and $499.3 million as of April 28, 2024, and October 31, 2023, respectively. As of April 28, 2024, total cash and cash equivalents included $469.4 million held by foreign subsidiaries. Net Cash, a non-GAAP financial measure as defined and discussed in the Non-GAAP Financial Measures section below, was $472.1 million and $474.7 million as of April 28, 2024, and October 31, 2023, respectively. Our primary sources of liquidity are our cash on hand and cash we generate from operations. In addition, we currently have approximately $25.0 million of borrowing capacity in China to support local operations. See Note 7 to the condensed consolidated financial statements for additional information on our outstanding debt and currently available financing.

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

We estimate capital expenditures for full year FY24 will be approximately $140.0 million; these investments will be targeted towards high-end and mainstream IC capacity and efficiency and enable us to support our customers’ near-term demands. As of April 28, 2024, we had outstanding capital commitments of approximately $133.3 million and recognized liabilities related to capital equipment purchases of approximately $18.9 million. Although payment timing could vary, primarily as a result of the timing of tool delivery, installation, and testing, we currently estimate that we will fund $98.0 million of our total $152.2 million committed and recognized obligations for capital expenditures over the next twelve months.

In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. This authorization does not obligate the Company to repurchase any dollar amount or number of shares of common stock. The most recent 10b5-1 plan expired on September 15, 2022, and has not been renewed. As of April 28, 2024, our current share repurchase program had approximately $31.7 million remaining under its authorization. Depending on market conditions, we may utilize some or the entire remaining approved amount to reacquire additional shares.

As discussed in Note 6 to the condensed consolidated financial statements DNP, the noncontrolling interest in our China-based joint venture has, under certain circumstances, the right to put its interest in the joint venture to Photronics, or to purchase our interest in the joint venture. Under all such circumstances, the sale of DNP’s interest would be at its ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance. As of the date of issuance of this report, DNP had not indicated its intention to exercise this right. As of April 28, 2024, Photronics and DNP each had net investments in this joint venture of approximately $130.1 million.

Cash Flows

	YTD FY24	YTD FY23
Net cash provided by operating activities	$118.0	$109.7
Net cash used in investing activities	$(114.7)	$(62.3)
Net cash used in financing activities	$(4.7)	$(15.2)

Operating Activities: Net cash provided by operating activities reflects net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, and the impacts of cash from changes in operating assets and liabilities. Net cash provided by operating activities increased $8.3 million in YTD FY24, compared with YTD FY23.

Investing Activities: Net cash flows used in investing activities increased $52.4 million in YTD FY24, compared to YTD FY23, primarily driven by an increase of purchases of short-term investments of $56.2 million, purchases of property, plant, and equipment of $5.6 million, and partially offset by proceeds from maturities of short-term investments of $9.2 million.

Table of  Contents
Financing Activities: Net cash used in financing activities decreased by $10.5 million in YTD FY24, compared to YTD FY23, primarily due to decreased debt repayments of $11.9 million.

The increase in our cash balance from YTD FY23 was unfavorably impacted by the effects of exchange rate changes in the amount of $3.8 million in YTD FY24, which was less than the $15.6 million favorable impact of exchange rate changes on our cash balance in YTD FY23.

Non-GAAP Financial Measures

Non-GAAP Net Income attributable to Photronics, Inc. shareholders, non-GAAP earnings per share and Net Cash are "non-GAAP financial measures" as such term is defined by the SEC and may differ from similarly named non-GAAP financial measures used by other companies. The financial tables below reconcile Photronics, Inc. financial results under GAAP to non-GAAP financial information. We believe these non-GAAP financial measures that exclude certain items are useful for analysts and investors to evaluate our future on-going performance because they enable a more meaningful comparison of our projected performance with our historical results. These non-GAAP metrics are not intended to represent funds available for our discretionary use and are not intended to represent, or be used as a substitute for, net income attributable to Photronics, Inc. shareholders, diluted earnings per share, cash and cash equivalents, or cash flows from operations, as measured under GAAP. The items excluded from these non-GAAP metrics but included in the calculation of their closest GAAP equivalent, are significant components of the condensed consolidated statements of income, condensed consolidated balance sheets and statement of cash flows and must be considered in performing a comprehensive assessment of overall financial performance.

The following table reconciles GAAP to Non-GAAP Income at the balance sheet dates. The columns may not foot due to rounding.

	Three Months ended
	April 28, 2024	January 28, 2024	April 30, 2023

Reconciliation of GAAP to Non-GAAP Net Income:
GAAP Net Income	$36,251	$26,180	$39,929
FX (gain) loss	(14,766)	8,909	(10,718)
Estimated tax effects of above	3,743	(2,244)	2,823
Estimated noncontrolling interest effects of above	3,489	(2,939)	901
Non-GAAP Net Income	$28,717	$29,906	$32,935

Weighted-average number of common shares outstanding - Diluted	62,409	62,283	61,507

Reconciliation of GAAP to Non-GAAP EPS:
GAAP diluted earnings per share	$0.58	$0.42	$0.65
Effects of the above adjustments	$(0.12)	$0.06	$(0.11)
Non-GAAP diluted earnings per share	$0.46	$0.48	$0.54

Table of  Contents
The following table reconciles Cash and cash equivalents to Net Cash at the balance sheet dates. The decrease in Net Cash as of April 28, 2024 from October 31, 2023 was primarily driven by purchases of property, plant and equipment, and purchases of short-term investments which was offset by proceeds from maturities of short-term investments and lease payments related to finance type leases. The increase in Net Cash as of October 31, 2023 from April 30,2023 was primarily driven by proceeds from maturities of available-for-sale debt securities, decreased debt repayments and increase in Net cash provided by operating activities, as discussed above. The columns may not foot due to rounding.

	As of
	April 28, 2024	October 31, 2023	April 30, 2023

Net Cash
Cash and cash equivalents	$493.9	$499.3	$367.5
Current portion of Long-term debt	(19.3)	(6.6)	(7.0)
Long-term debt	(2.5)	(18.0)	(21.3)
Net cash	$472.1	$474.7	$339.1

Business Outlook

        Our current business outlook and guidance was provided in the Photronics Q2 FY24 earnings release, earnings presentation, and financial results conference call, but is not incorporated herein. These can be accessed in the investor section of our website - www.photronics.com.

        Our future results of operations and the other forward-looking statements contained in this filing and in the Photronics Q2 FY24 earnings release, and the related financial results conference call and earnings presentation involve a number of risks and uncertainties, some of which were discussed in Part I, Item 1A of our 2023 Form 10-K. A number of other unforeseeable factors could cause actual results to differ materially from our expectations.

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

        Our primary net foreign currency exposures as of April 28, 2024, included the South Korean won, the Japanese yen, the New Taiwan dollar, the RMB, the Singapore dollar, the British pound sterling, and the euro. As of that date, a 10% adverse movement in the value of currencies different from the functional currencies of our subsidiaries would have resulted in a net unrealized pre-tax loss of $56.4 million, which represents an increase of $1.6 million from our exposure at January 28, 2024. Our most significant exposures at April 28, 2024, were exposures of the South Korean won, the RMB, and the New Taiwan Dollar to the U.S. dollar, which were, respectively, $14.9 million, $9.0 million, and $29.7 million at that date. We do not believe that a 10% change in the exchange rates of non-US dollar currencies, other than the aforementioned currencies and the Japanese yen, would have had a material effect on our April 28, 2024, condensed consolidated financial statements.

Table of  Contents
Interest Rate Risk

        A 10% adverse movement in the interest rates on our variable rate borrowings would not have had a material effect on our April 28, 2024, condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

        In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. The share repurchase program commenced on September 16, 2020, and all shares repurchased under this program were retired. The following table provides information relating to the Company’s repurchase of common stock for the second fiscal quarter of 2024. This table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

	Total Number of Shares Purchased	Average Price Paid Per share	Total Number of shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased (in millions)

January 29, 2024 – February 25, 2024	-	-	-	$31.7
February 26, 2024 – March 24, 2024	-	-	-	$31.7
March 25, 2024 – April 28, 2024	-	-	-	$31.7
Total	-		-
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

Table of  Contents
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

Table of  Contents
SIGNATURES

   Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ ERIC RIVERA
ERIC RIVERA
Chief Financial Officer
Corporate Controller
(Principal Financial Officer /Principal Accounting Officer)

Date: June 6, 2024