Form 10-Q
period 2024-07-28
PHOTRONICS INC
filed 2024-09-05
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2024
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
Yes ☐  No ☒

The registrant had 63,353,762 shares of common stock outstanding as of August 29, 2024.

PHOTRONICS, INC.
QUARTERLY REPORT ON FORM 10-Q
July 28, 2024

Glossary of Terms and Acronyms
Definitions of certain terms and acronyms that may appear in this report are provided below.

AMOLED	Active-matrix organic light-emitting diode, a technology used in mobile devices.
ASC	Accounting Standards Codification
ASP	Average Selling Price
ASU	Accounting Standards Update
DNP	Dai Nippon Printing Co., Ltd.
Exchange Act	The Securities Exchange Act of 1934 (as amended)
FASB	Financial Accounting Standards Board
Form 10-K	Annual Report on Form 10-K
Form 10-Q	Quarterly Report on Form 10-Q
FPDs	Flat-panel displays, or “displays”
Generation or “G” numbers	In reference to flat-panel displays, refers to the size range of the underlying substrate to which a photomask is applied. Higher generation (or “G”) numbers represent larger substrates
High-end (photomasks)	For IC, photomasks that are 28nm or smaller; for FPD, photomasks that are AMOLED, G10.5+, and LTPS
ICs	Integrated circuits, or semiconductors
LTPS
Low-Temperature Poly Silicon, a polycrystalline silicon synthesized at relatively low temperatures; polycrystalline silicon in thin-film transistors (TFTs) are used in liquid-crystal display (LCD) flat panels and to drive organic light-emitting diode (OLED) displays

Non-GAAP financial measure	A financial measure that differs from the most directly comparable measure calculated and presented in accordance with U.S. GAAP, such as non-GAAP net income and non-GAAP earnings per share
PDMCX	Xiamen American Japan Photronics Mask Co., Ltd., a joint venture between Photronics and DNP
RMB	Chinese renminbi
ROU (assets)	Right-of-use assets
SEC	Securities and Exchange Commission
Securities Act	The Securities Act of 1933 (as amended)
U.S. GAAP or GAAP	Accounting principles generally accepted in the United States of America
Wafer	A wafer, or silicon wafer, is a thin slice of semiconductor material that, in the fabrication of microelectronics, serves as the substrate for microelectronic devices built in and upon the wafer

Forward-Looking Statements

 This Form 10-Q contains forward-looking statements, as defined by the SEC. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by us, or on our behalf. Forward-looking statements are statements other than statements of historical fact, including, without limitation, those statements that include such words as “anticipates”, “believes”, “estimates”, “expects”, “will”, “would”, “should”, “continue”, “potential”, “possible”, “intends”, “may”, “plans”, “predicts”, and similar expressions, and, without limitation, may address our future plans, objectives, goals, strategies, events, or performance, as well as underlying assumptions and other statements that are other than statements of historical facts. On occasion, in other documents filed with the SEC, press releases, conferences, or by other means, we may discuss, publish, disseminate, or otherwise make available, forward-looking statements, including statements contained within Part I, Item 2 – “Management’s Discussion & Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

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

 Forward-looking statements within this Form 10-Q speak only as of the date of its filing, and except as may be required by law, we undertake no obligation to update or revise any such statements, whether as a result of new information, to reflect changes in events or circumstances that may subsequently occur or otherwise. Users of this Form 10-Q are cautioned that various factors may cause actual results to differ materially from those contained in any forward-looking statements found within this Form 10-Q and that they should not place undue reliance on any forward-looking statement. In addition, all forward-looking statements, whether written or oral and whether made by us or on our behalf, are expressly qualified by the risk factors provided in Part I, Item 1A “Risk Factors” of our Form 10-K for the fiscal year ended October 31, 2023, as well as any additional risk factors we may provide in Part II, Item 1A of our Quarterly Reports on Form 10-Q.

PART I.	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOTRONICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	July 28, 2024	October 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$537,331	$499,292
Short-term investments	69,046	12,915
Accounts receivable, net of allowance of $1,196 in 2024 and $1,099 in 2023	199,926	194,927
Inventories	55,472	49,963
Other current assets	30,865	28,353
Total current assets	892,640	785,450

Property, plant and equipment, net	722,638	709,244
Deferred income taxes	20,242	21,297
Other assets	9,581	10,230
Total assets	$1,645,101	$1,526,221

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$20,090	$6,621
Accounts payable	89,013	84,024
Accrued liabilities	82,023	94,578
Total current liabilities	191,126	185,223

Long-term debt	28	17,998
Other liabilities	40,518	47,391
Total liabilities	231,672	250,612

Commitments and contingencies (Note 12)

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 61,839 shares issued and outstanding as of July 28, 2024, and 61,310 shares issued and outstanding as of October 31, 2023	618	613
Additional paid-in capital	509,918	502,010
Retained earnings	657,938	561,119
Accumulated other comprehensive loss	(100,480)	(88,734)
Total Photronics, Inc. shareholders’ equity	1,067,994	975,008
Noncontrolling interests	345,435	300,601
Total equity	1,413,429	1,275,609
Total liabilities and equity	$1,645,101	$1,526,221

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Revenue	$210,984	$224,206	$644,318	$664,603
Cost of goods sold	135,846	137,405	410,674	413,323
Gross profit	75,138	86,801	233,644	251,280

Operating expenses:
Selling, general, and administrative	19,436	18,032	56,753	52,728
Research and development	3,555	3,505	11,291	10,287
Total operating expenses	22,991	21,537	68,044	63,015

Other operating income, net	1	-	90	-
Operating income	52,148	65,264	165,690	188,265

Other income (expense):
Foreign currency transactions impact, net	4,068	(4,543)	9,926	(10,769)
Interest income and other income, net	6,135	3,758	17,263	9,329
Interest expense	(58)	(126)	(258)	(324)
Income before income tax provision	62,293	64,353	192,621	186,501

Income tax provision	14,124	16,098	48,998	50,023

Net income	48,169	48,255	143,623	136,478

Net income attributable to noncontrolling interests	13,781	21,296	46,804	55,604

Net income attributable to Photronics, Inc. shareholders	$34,388	$26,959	$96,819	$80,874

Earnings per share:
Basic	$0.56	$0.44	$1.57	$1.32
Diluted	$0.55	$0.44	$1.55	$1.31

Weighted-average number of common shares outstanding:
Basic	61,815	61,233	61,681	61,089
Diluted	62,414	61,974	62,369	61,650

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Net income	$48,169	$48,255	$143,623	$136,478

Other comprehensive (loss) income, net of tax of $0:
Foreign currency translation adjustments	(6,114)	(3,639)	(13,819)	47,068
Other	48	80	103	91
Net other comprehensive (loss) income	(6,066)	(3,559)	(13,716)	47,159

Comprehensive income	42,103	44,696	129,907	183,637

Less: comprehensive income attributable to noncontrolling interests	12,263	14,027	44,834	60,102

Comprehensive income attributable to Photronics, Inc. shareholders	$29,840	$30,669	$85,073	$123,535

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Three Months Ended July 28, 2024
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Common Stock
	Shares	Amount

Balance as of April 28, 2024	61,799	$618	$506,621	$623,550	$(95,932)	$333,172	$1,368,029

Net income	-	-	-	34,388	-	13,781	48,169
Other comprehensive loss	-	-	-	-	(4,548)	(1,518)	(6,066)
Shares issued under equity plans	40	-	(45)	-	-	-	(45)
Share-based compensation expense	-	-	3,342	-	-	-	3,342

Balance as of July 28, 2024	61,839	$618	$509,918	$657,938	$(100,480)	$345,435	$1,413,429

	Three Months Ended July 30, 2023
	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Equity

Balance as of April 30, 2023	61,185	$612	$497,391	$489,549	$(59,505)	$276,637	$1,204,684

Net income	-	-	-	26,959	-	21,296	48,255
Other comprehensive income (loss)	-	-	-	-	3,710	(7,269)	(3,559)
Shares issued under equity plans	99	1	452	-	-	-	453
Share-based compensation expense	-	-	2,043	-	-	-	2,043

Balance as of July 30, 2023	61,284	$613	$499,886	$516,508	$(55,795)	$290,664	$1,251,876

	Nine Months Ended July 28, 2024
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Common Stock
	Shares	Amount

Balance as of October 31, 2023	61,310	$613	$502,010	$561,119	$(88,734)	$300,601	$1,275,609

Net income	-	-	-	96,819	-	46,804	143,623
Other comprehensive loss	-	-	-	-	(11,746)	(1,970)	(13,716)
Shares issued under equity plans	529	5	(1,933)	-	-	-	(1,928)
Share-based compensation expense	-	-	9,841	-	-	-	9,841

Balance as of July 28, 2024	61,839	$618	$509,918	$657,938	$(100,480)	$345,435	$1,413,429

	Nine Months Ended July 30, 2023
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests	Total Equity

	Common Stock
	Shares	Amount

Balance as of October 31, 2022	60,791	$608	$493,741	$435,634	$(98,456)	$230,562	$1,062,089

Net income	-	-	-	80,874	-	55,604	136,478
Other comprehensive income	-	-	-	-	42,661	4,498	47,159
Shares issued under equity plans	493	5	271	-	-	-	276
Share-based compensation expense	-	-	5,874	-	-	-	5,874

Balance as of July 30, 2023	61,284	$613	$499,886	$516,508	$(55,795)	$290,664	$1,251,876

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	July 28 2024	July 30, 2023

Cash flows from operating activities:
Net income	$143,623	$136,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,613	59,523
Share-based compensation	9,841	5,874
Changes in assets and liabilities:
Accounts receivable	(5,181)	(1,482)
Inventories	(5,788)	(2,693)
Other current assets	(2,778)	4,053
Accounts payable, accrued liabilities, and other	(8,256)	(6,197)

Net cash provided by operating activities	193,074	195,556

Cash flows from investing activities:
Purchases of property, plant and equipment	(87,733)	(78,813)
Purchases of short-term investments	(100,558)	(9,837)
Proceeds from maturities of short-term investments	44,696	22,500
Government incentives	1,541	2,033
Other	(4)	(116)

Net cash used in investing activities	(142,058)	(64,233)

Cash flows from financing activities:
Repayments of debt	(4,500)	(16,351)
Proceeds from share-based arrangements	1,074	1,241
Net settlements of restricted stock awards	(3,002)	(1,292)

Net cash used in financing activities	(6,428)	(16,402)

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(6,454)	13,813

Net increase in cash, cash equivalents, and restricted cash	38,134	128,734
Cash, cash equivalents, and restricted cash at beginning of period	501,867	322,409

Cash, cash equivalents, and restricted cash at end of period	540,001	451,143

Less: Ending restricted cash	2,670	2,664

Cash and cash equivalents at end of period	$537,331	$448,479

Supplemental disclosure of non-cash information:

Accruals for property, plant and equipment purchased during the period	$9,163	$22,578

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

NOTE 2 - ACCOUNT RECEIVABLES

The components of Accounts Receivable at the balance sheet dates are presented below.

	July 28,	October 31,
	2024	2023
Accounts Receivable	$173,731	$171,433
Unbilled Receivable	27,391	24,593
Allowance for Credit Losses	(1,196)	(1,099)
	$199,926	$194,927

NOTE 3 - INVESTMENTS

The Company invests in various bank time deposits and U.S. Government Securities. Our classification of investments is as follows:

-	Maturing within three months or less from the date of purchase Cash and cash equivalents
-	Maturing, as of the date of purchase, more than three months, but with remaining maturities of less than one year, from the balance sheet date Short-term investments
-	Maturing one year or more from the balance sheet date Long-term marketable investments

As of July 28, 2024, all of our investments from their dates of purchase, had remaining maturities of more than three months, but less than one year, and have been classified as short-term investments. The accounting framework for determining fair value includes a hierarchy for ranking the quality and reliability of the information used to measure fair value, which enables the reader of the financial statements to assess the inputs used to develop those measurements. The fair value hierarchy consists of three tiers as follows:
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

The following are the major categories of assets measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	July 28, 2024				October 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. Government Securities	$4,155	$-	$-	$4,155	$12,915	$-	$-	$12,915
Time deposits	$-	$64,891	$-	$64,891	$-	$-	$-	$-
Total	$4,155	$64,891	$-	$69,046	$12,915	$-	$-	$12,915

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

The table below provides information on our available-for-sale debt securities and time deposits classified as short-term investments.

	July 28, 2024				October 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
U.S. Government Securities	$4,135	$20	$-	$4,155	$12,913	$4	$(2)	$12,915
Time deposits	64,891	-	-	64,891	-	-	-	-
Total	$69,026	$20	$-	$69,046	$12,913	$4	$(2)	$12,915

The Company’s investments in marketable securities consist primarily of investments in time deposits and U.S. Government Securities. Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market values.

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or net realizable value. Presented below are the components of Inventories at the balance sheet dates.

	July 28, 2024	October 31, 2023
Raw materials	$54,658	$48,948
Work in process	814	1,010
Finished goods	-	5
	$55,472	$49,963

NOTE 5 - PROPERTY, PLANT, AND EQUIPMENT, NET

Presented below are the components of Property, plant, and equipment, net at the balance sheet dates.

	July 28, 2024	October 31, 2023
Land	$11,346	$11,378
Buildings and improvements	187,129	185,850
Machinery and equipment	1,971,632	1,922,041
Leasehold improvements	18,781	18,894
Furniture, fixtures, and office equipment	16,926	15,856
Construction in progress	61,360	55,434
	2,267,174	2,209,453
Accumulated depreciation and amortization	(1,544,536)	(1,500,209)
	$722,638	$709,244

Information on ROU assets resulting from finance leases, at the balance sheet dates, is presented below.

	July 28, 2024	October 31, 2023
Machinery and equipment	$42,815	$42,820
Accumulated amortization	(9,777)	(7,655)
	$33,038	$35,165

The following table presents depreciation expense (including the amortization of ROU assets) related to property, plant, and equipment incurred during the reporting periods.

	Three Months Ended		Nine Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Depreciation Expense	$20,036	$20,346	$61,332	$59,255

NOTE 6 - PDMCX JOINT VENTURE

In January 2018, Photronics, Inc., through its wholly owned Singapore subsidiary (hereinafter, within this Note “we”, “Photronics”, “us”, or “our”), and DNP, through its wholly owned subsidiary “DNP Asia Pacific PTE, Ltd.”, entered into a joint venture under which DNP obtained a 49.99% interest in our IC business in Xiamen, China. The joint venture, which we refer to as “PDMCX”, was established to develop and manufacture photomasks for semiconductors. We entered into this joint venture to enable us to compete more effectively for the merchant photomask business in China, and to benefit from the additional resources and investment that DNP provides to help further enable us to offer advanced-process technology to our customers.

In 2020, in combination with local financing obtained by PDMCX, Photronics and DNP fulfilled their investment obligations under the PDMCX operating agreement (“the Agreement”). As discussed in Note 7, liens were granted to the local financing entity on property, plant, and equipment and were paid off during fiscal year 2023 and there was no remaining debt at October 31, 2023.

Under the Agreement, should either Photronics’ or DNP’s ownership interest fall below 20.0% for a period of more than six consecutive months, such party (an “exiting party”) has the option to sell to the other party, and the other party has the option to purchase from such exiting party, the exiting party’s remaining ownership interest. In either case, the sales of ownership interests would be at the exiting party’s ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance.

The following table presents net income we recorded from the operations of PDMCX during the reporting periods.

	Three Months Ended		Nine Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Net income from PDMCX	$4,369	$7,130	$16,296	$19,700

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

	July 28, 2024		October 31, 2023
Classification	Carrying Amount	Photronics Interest	Carrying Amount	Photronics Interest
Current assets	$164,333	$82,183	$135,960	$67,994
Noncurrent assets	144,873	72,451	136,334	68,181
Total assets	309,206	154,634	272,294	136,175

Current liabilities	38,674	19,341	36,305	18,156
Noncurrent liabilities	1,895	948	1,873	937
Total liabilities	40,569	20,289	38,178	19,093

Net assets	$268,637	$134,345	$234,116	$117,082

NOTE 7 - DEBT

As of July 28, 2024, the Current portion of long-term debt and the long-term debt balances were comprised of finance leases as described below:

As of July 28, 2024	Finance Leases
Principal due:
Next 12 months	$20,090
Months 13 – 24	$12
Months 25 – 36	12
Months 37 – 48	4
Months 49 – 60	-
Long-term debt	28
Total debt	$20,118

Interest rate at balance sheet date	N/A
Basis spread on interest rates	N/A
Interest rate reset	N/A
Maturity date	N/A
Periodic payment amount	Varies as Lease matures
Periodic payment frequency	Monthly
Loan collateral (carrying amount)	$33,038	(1)

(1)	Represents the carrying amount at the balance sheet date of the related ROU assets, in which the lessors have secured interests.

The table below provides information on our long-term debt as of October 31, 2023.

As of October 31, 2023	Finance Leases
Principal due:
Next 12 months	$6,621
Months 13 – 24	$17,972
Months 25 – 36	12
Months 37 – 48	13
Months 49 – 60	1
Long-term debt	17,998
Total debt	$24,619

Interest rate at balance sheet date	N/A
Basis spread on interest rates	N/A
Interest rate reset	N/A
Maturity date	N/A
Periodic payment amount	Varies as Lease matures
Periodic payment frequency	Monthly
Loan collateral (carrying amount)	$35,165	(1)

(1)	Represents the carrying amount at the balance sheet date of the related ROU assets, in which the lessors have secured interests.

Finance Leases

In February 2021, we entered into a five-year $7.2 million finance lease for a high-end inspection tool. Monthly payments on the lease, which commenced in February 2021, are $0.1 million per month. Upon the payment of the fiftieth monthly payment and prior to payment of the fifty-first monthly payment, we may exercise an early buyout option to purchase the tool for $2.4 million. At our option, after the original term or any renewal periods, we may return the tool, elect to extend the lease, or purchase the tool at its fair market value. Since we are reasonably certain that we will exercise the early buyout option, our lease liability reflects such exercise, and we have classified the lease as a finance lease. The interest rate implicit in the lease is 1.08%. Management has determined that the Company will exercise its early buyout option during the first half of 2025 in order to take advantage of the favorable early buyout price.

In December 2020, we entered into a five-year $35.5 million finance lease for a high-end lithography tool. Monthly payments on the lease, which commenced in January 2021, increased from $0.04 million during the first three months to $0.6 million for the following nine months, followed by forty-eight monthly payments of $0.5 million. The lease agreement contains covenants around minimum interest coverage ratio, total leverage ratio, and minimum unrestricted cash balance, and limits the amount of cash dividends, distributions, and redemptions we can pay on our common stock to an aggregate annual amount of $50 million and includes a cross-default provision for any agreement or instrument with an outstanding, committed balance greater than $5.0 million in which we are the indebted party. As of the due date of the forty-eighth monthly payment, we may exercise an early buyout option to purchase the tool for $14.1 million. At our option, after the original term, we may return the tool, elect to extend the lease term for a period and a lease payment to be agreed with lessor at the time, or purchase the tool for its then-fair market value, as determined by the lessor. Since we are reasonably certain that we will exercise the early buyout option, our lease liability reflects such exercise, and we have classified the lease as a finance lease. The interest rate implicit in the lease is 1.58%. The Company notified the lender in June 2024 that it will exercise the early buyout option in the first half of 2025 in order to take advantage of the favorable early buyout price.

Xiamen Working Capital Loans

In November 2018, PDMCX obtained approval for revolving, unsecured credit in an aggregate principal amount equivalent to $25.0 million, pursuant to which PDMCX may enter into separate loan agreements with varying terms to maturity. In December 2022, we repaid our entire outstanding balance of RMB 25.6 million ($3.6 million). The interest rates are variable, based on the RMB Loan Prime Rate of the National Interbank Funding Center. Interest incurred on the loans related to the amount borrowed was eligible for reimbursement through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provided for such reimbursements up to a prescribed limit and duration. This facility is subject to annual reviews and extensions. As of July 28, 2024, PDMCX had no outstanding borrowings against the approval.

In August 2024, the Company was issued an extension to the revolving, unsecured credit agreement for RMB 200,000,000 (approximately $27.6 million) with an expiration date of July 31, 2025. As of the date of this report, there were no draw downs on this extension.

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

Contract Assets, Contract Liabilities, and Accounts Receivable

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. Contract assets reflect our transfer of control of photomasks that are in process or completed but not yet shipped to customers. A receivable is recognized when we have an unconditional right to payment for our performance, which generally occurs when we ship the photomasks. Our contract assets primarily consist of a significant amount of our in-process production orders and fully manufactured photomasks which have not yet shipped, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the in-process orders are cancelled by customers. On an individual contract basis, we net contract assets with contract liabilities (deferred revenue) for financial reporting purposes. We did not identify impairment indicators for any outstanding contract assets during the three or nine-month periods ended July 28, 2024 or July 30, 2023.

The following table provides information about our contract balances at the balance sheet dates.

Classification	July 28, 2024	October 31, 2023
Contract Assets
Other current assets	$12,292	$10,984

Contract Liabilities
Accrued liabilities	$13,660	$9,965
Other liabilities	9,973	12,454
	$23,633	$22,419

The Company did not recognize any revenue from performance obligations satisfied in the previous periods. The following table presents revenue recognized from contract liabilities that existed at the beginning of the reporting periods.

	Three Months Ended		Nine Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Revenue recognized from beginning liability	$7,057	$10,755	$11,072	$10,524

We generally record our accounts receivable at their billed amounts. All outstanding past due customer invoices are reviewed for collectability during, and at the end of, every reporting period. To the extent we believe a loss on the collection of a customer invoice is probable, we record the loss and credit an allowance for credit losses. In the event that an amount is determined to be uncollectible, we charge the allowance for credit losses and derecognize the related receivable. We recorded $0.1 million related credit losses on our accounts receivable during each the three and nine-month periods ended July 28, 2024, and July 30, 2023.

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

Disaggregation of Revenue

The following tables present our revenue for the three and nine-month periods ended July 28, 2024, and July 30, 2023, disaggregated by product type, geographic origin, and timing of recognition.

	Three Months Ended		Nine Months Ended
Revenue by Product Type	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
IC
High-end	$49,499	$45,324	$168,417	$137,247
Mainstream	106,385	117,816	305,984	349,536
Total IC	$155,884	$163,140	$474,401	$486,783

FPD
High-end	$48,394	$49,981	$146,987	$147,560
Mainstream	6,706	11,085	22,930	30,260
Total FPD	$55,100	$61,066	$169,917	$177,820

	$210,984	$224,206	$644,318	$664,603

	Three Months Ended		Nine Months Ended
Revenue by Geographic Origin*	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Taiwan	$68,182	$81,594	$218,557	$237,610
China	55,301	62,042	172,131	186,191
Korea	38,412	40,833	118,033	120,037
United States	38,833	29,696	104,880	92,073
Europe	9,759	9,535	29,390	27,257
Other	497	506	1,327	1,435
	$210,984	$224,206	$644,318	$664,603

* This table disaggregates revenue by the location in which it was earned.

	Three Months Ended		Nine Months Ended
Revenue by Timing of Recognition	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Over time	$202,177	$214,647	$616,893	$627,188
At a point in time	8,807	9,559	27,425	37,415
	210,984	224,206	644,318	664,603

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

Remaining Performance Obligations

As we are typically required to fulfill customer orders within a short period of time, our backlog of orders has historically been two to three weeks for FPD photomasks and one to two weeks for IC photomasks. However, the demand for some IC photomasks has expanded beyond the industry’s capacity to supply them within the traditional time period; thus, the backlog, in some cases, can expand to as long as two to three months. More recently however, backlogs for most high demand products have returned to historical levels of less than a month. As allowed under Topic 606, we have elected not to disclose our remaining performance obligations, which represent the costs associated with the completion of the manufacturing process of in-process photomasks related to contracts that have an original duration of one year or less.

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

NOTE 9 - SHARE-BASED COMPENSATION

In March 2016, shareholders approved our current equity incentive compensation plan (the “Plan”), under which incentive stock options, non-qualified stock options, stock grants, stock-based awards, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and other stock or cash awards may be granted. Shares to be issued under the Plan may be authorized and unissued shares, issued shares that have been reacquired by us (in the open market or in private transactions), or a combination thereof. The maximum number of shares of common stock approved that may be issued under the Plan was four million shares. On March 16, 2023, at its annual meeting of shareholders, the shareholders of Photronics, Inc., approved amendments to the Plan to increase the number of shares available for issuance by an additional one million shares, thereby increasing the shares available for issuance under the Plan from four million to five million. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of Photronics or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan prohibits further awards from being issued under prior plans. The table below presents information on our share-based compensation expenses for the three and nine-month periods ended July 28, 2024 and July 30, 2023.

	Three Months Ended		Nine Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Expense reported in:
Cost of goods sold	$683	$322	$1,946	$892
Selling, general, and administrative	2,388	1,499	7,126	4,407
Research and development	271	222	769	575
Total expense incurred	$3,342	$2,043	$9,841	$5,874

Expense by award type:
Restricted stock awards	$3,342	$2,043	$9,841	$5,782
Stock options	-	-	-	1
Employee stock purchase plan	-	-	-	91
Total expense incurred	$3,342	$2,043	$9,841	$5,874

Income tax benefits of share-based compensation	$323	$152	$745	$513

Restricted Stock Awards

We periodically grant restricted stock awards, the restrictions on which typically lapse over a service period of one to four years. The fair value of the awards is determined on the date of grant, based on the closing price of our common stock. The table below presents information on our restricted stock awards for the three and nine-month periods ended July 28, 2024 and July 30, 2023.

	Three Months Ended		Nine Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Number of shares granted in period	-	-	825,050	786,500
Weighted-average grant-date fair value of awards (in dollars per share)	$-	$-	$29.77	$16.77
Compensation cost not yet recognized	$25,750	$14,511	$25,750	$14,511
Weighted-average amortization period for cost not yet recognized (in years)	2.9	2.9	2.9	2.9
Shares outstanding at balance sheet date	1,513,827	1,267,247	1,513,827	1,267,247

Stock Options

Option awards generally vest in one to four years and have a ten-year contractual term. All incentive and non-qualified stock option grants must have an exercise price no less than the market value of the underlying common stock on the date of grant. The grant-date fair values of options are based on closing prices of our common stock on the dates of grant and are calculated using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of our common stock. We use historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that options are expected to remain outstanding. The risk-free rate of return for the estimated term of an option is based on the U.S. Treasury yield curve in effect at the date of grant. The table below presents information on our stock options for three and nine-month periods ended July 28, 2024 and July 30, 2023.

	Three Months Ended		Nine Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Number of options granted in period	-	-	-	-
Cash received from option exercised	$20	$512	$1,074	$1,094
Compensation cost not yet recognized	$-	$-	$-	$-
Weighted-average amortization period for cost not yet recognized (in years)	-	-	-	-

Information respecting outstanding and exercisable option awards as of July 28, 2024, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding and exercisable at July 28, 2024	358,125	$10.33	2.08	$5,476

NOTE 10 - INCOME TAXES

We calculate our provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. The table below sets forth the primary reasons that our effective income tax rates differed from the U.S. statutory tax rates in effect during the three and nine-month periods ended July 28, 2024 and July 30, 2023.

Reporting Period	U.S. Statutory Tax Rates	Photronics Effective Tax Rates	Primary Reasons for Differences

Three months ended July 28, 2024	21.0%	22.7%
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

Nine Months ended July 28, 2024	21.0%	25.4%	Non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances, non-U.S. pre-tax income being taxed at higher statutory rates in the non-U.S. jurisdictions, and the establishment of uncertain tax positions in non-U.S. jurisdictions.

Nine Months ended July 30, 2023	21.0%	26.8%	Non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances, non-U.S. pre-tax income being taxed at higher statutory rates in the non-U.S. jurisdictions, and the establishment of uncertain tax positions in non-U.S. jurisdictions.

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

	July 28, 2024	October 31, 2023
Unrecognized tax benefits related to uncertain tax positions	$11,773	$8,908
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$11,773	$8,908
Accrued interest and penalties related to uncertain tax positions	$922	$576

NOTE 11 - EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Net income attributable to Photronics, Inc. shareholders	$34,388	$26,959	$96,819	$80,874
Effect of dilutive securities	-	-	-	-
Earnings used for diluted earnings per share	$34,388	$26,959	$96,819	$80,874

Weighted-average common shares computations:
Weighted-average common shares used for basic earnings per share	61,815	61,233	61,681	61,089
Effect of dilutive securities:
Share-based payment awards	599	741	688	561
Potentially dilutive common shares	599	741	688	561

Weighted-average common shares used for diluted earnings per share	62,414	61,974	62,369	61,650

Basic earnings per share	$0.56	$0.44	$1.57	$1.32
Diluted earnings per share	$0.55	$0.44	$1.55	$1.31

The table below illustrates the outstanding weighted-average share-based payment awards that were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be antidilutive.

	Three Months Ended		Nine Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Share-based payment awards	551	-	264	178
Total potentially dilutive shares excluded	551	-	264	178

NOTE 12 - COMMITMENTS AND CONTINGENCIES

As of July 28, 2024, we had commitments outstanding for capital expenditures of approximately $129.7 million, primarily for purchases of high-end equipment.

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

NOTE 13 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME BY COMPONENT

The following tables set forth the changes in our accumulated other comprehensive (loss) income by component (net of tax of $0) for the three and nine-month periods ended July 28, 2024 and July 30, 2023.

	Three Months Ended July 28, 2024
	Foreign Currency Translation Adjustments	Other	Total

Balance at April 28, 2024	$(95,271)	$(661)	$(95,932)
Other comprehensive (loss) income	(6,114)	48	(6,066)
Other comprehensive (loss) income attributable to noncontrolling interests	1,534	(16)	1,518

Balance at July 28, 2024	$(99,851)	$(629)	$(100,480)

	Three Months Ended July 30, 2023
	Foreign Currency Translation Adjustments	Other	Total

Balance at April 30, 2023	$(58,790)	$(715)	$(59,505)
Other comprehensive (loss) income	(3,639)	80	(3,559)
Other comprehensive (loss) income attributable to noncontrolling interests	7,293	(24)	7,269

Balance at July 30, 2023	$(55,136)	$(659)	$(55,795)

	Nine Months Ended July 28, 2024
	Foreign Currency Translation Adjustments	Other	Total

Balance at October 31, 2023	$(88,044)	$(690)	$(88,734)
Other comprehensive (loss) income	(13,819)	103	(13,716)
Other comprehensive (loss) income attributable to noncontrolling interests	2,012	(42)	1,970

Balance at July 28, 2024	$(99,851)	$(629)	$(100,480)

	Nine Months Ended July 30, 2023
	Foreign Currency Translation Adjustments	Other	Total

Balance at October 31, 2022	$(97,790)	$(666)	$(98,456)
Other comprehensive income	47,068	91	47,159
Other comprehensive (loss) income attributable to noncontrolling interests	(4,414)	(84)	(4,498)

Balance at July 30, 2023	$(55,136)	$(659)	$(55,795)

NOTE 14 - SHARE REPURCHASE PROGRAMS

In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to one or more repurchase plans under Rule 10b5-1 of the Securities Act. The most recent 10b5-1 plan expired on September 15, 2022, and has not been renewed. The repurchase authorization by the board of directors has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions. There have been no shares repurchased for the three and nine-month periods ended July 28, 2024 and July 30, 2023. As of July 28, 2024, $31.7 million was available under this authorization for the purchase of additional shares. All shares repurchased under the program have been retired.

On August 28, 2024, the board of directors authorized an increase to the Company’s existing share repurchase program from the remaining $31.7 million up to $100 million. As of the date of this report, there were no additional shares repurchased under this program.

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

Overview

  Management’s discussion and analysis (“MD&A”) of the Company’s financial condition and results of operations should be read in conjunction with its condensed consolidated financial statements and related notes. Various sections of this MD&A contain forward-looking statements, all of which are presented based on current expectations, which may be adversely affected by uncertainties and risk factors (presented throughout this filing and in the Company’s Form 10-K for the fiscal year ended October 31, 2023), that may cause actual results to materially differ from these expectations. See “Forward-Looking Statements”.

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

  We are typically required to fulfill customer orders within a short period of time, sometimes within twenty-four hours. This has historically resulted in a minimal level of backlog, typically two to three weeks of backlog for FPD photomasks and one to two weeks for IC photomasks. However, due to market dynamics over the last two years, the demand for some IC photomasks had expanded beyond the industry’s capacity to supply them within the traditional time period; thus, for some products, the backlog had expanded to as long as two to three months. More recently however, while supply and demand balance generally remains favorable for our products, backlogs for most high demand products have normalized to more manageable levels of less than a month.

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

Results of Operations

Three Months Ended July 28, 2024

   The following table presents selected operating information expressed as a percentage of revenue. The columns may not foot due to rounding.

	Three Months Ended			Nine Months Ended
	July 28,	April 28,	July 30,	July 28,	July 30,
	2024	2024	2023	2024	2023
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.4	63.5	61.3	63.7	62.2
Gross profit	35.6	36.5	38.7	36.3	37.8

Operating expenses:
Selling, general, and administrative	9.2	8.8	8.0	8.8	7.9
Research and development	1.7	2.0	1.6	1.8	1.5
Operating income	24.7	25.8	29.1	25.7	28.3

Other operating income (expense), net	4.8	9.5	(0.4)	4.2	(0.3)

Income before income tax provision	29.5	35.3	28.7	29.9	28.1

Income tax provision	6.7	9.3	7.2	7.6	7.5

Net income	22.8	26.0	21.5	22.3	20.5

Net income attributable to noncontrolling interests	6.5	9.3	9.5	7.3	8.4

Net income attributable to Photronics, Inc. shareholders	16.3%	16.7%	12.0%	15.0%	12.2%

Note: All tabular comparisons included in the following discussion, unless otherwise indicated, are for the three months ended July 28, 2024 (Q3 FY24), April 28, 2024 (Q2 FY24), and July 30, 2023 (Q3 FY23) and for the nine months ended July 28, 2024 (YTD FY24) and July 30, 2023 (YTD FY23).

Revenue

  Our quarterly revenues can be affected by the seasonal purchasing practices of our customers. As a result, demand for our products is typically reduced during the first quarter of our fiscal year by the North American, European, and Asian holiday periods, as some of our customers reduce their development and, consequently, their buying activities during those periods.

    The following tables present changes in disaggregated revenue in Q3 FY24 from revenue in prior reporting periods. The columns may not foot due to rounding.

Quarterly and YTD Changes in Revenue by Product Type
	Q3 FY24 compared with Q2 FY24			Q3 FY24 compared with Q3 FY23		YTD FY24 compared with YTD FY23
	Revenue in	Increase	Percent	Increase	Percent	Revenue in	Increase	Percent
	Q3 FY24	(Decrease)	Change	(Decrease)	Change	YTD FY24	(Decrease)	Change
IC
High-end*	$49.5	$(8.5)	(14.7)%	$4.2	9.2%	$168.4	$31.2	22.7%
Mainstream	106.4	3.5	3.4%	(11.4)	(9.7)%	306.0	(43.6)	(12.5)%

Total IC	$155.9	$(5.0)	(3.1)%	$(7.2)	(4.4)%	474.4	$(12.4)	(2.5)%

FPD
High-end*	$48.4	$0.4	0.9%	$(1.6)	(3.2)%	147.0	$(0.6)	(0.4)%
Mainstream	6.7	(1.4)	(17.2)%	(4.4)	(39.5)%	22.9	(7.3)	(24.2)%

Total FPD	$55.1	$(1.0)	(1.7)%	$(6.0)	(9.8)%	169.9	$(7.9)	(4.4)%

Total Revenue	$211.0	$(6.0)	(2.8)%	$(13.2)	(5.9)%	644.3	$(20.3)	(3.1)%

* High-end photomasks typically have higher average selling prices (ASPs) than mainstream products.
Quarterly and YTD Changes in Revenue by Geographic Origin**
	Q3 FY24 compared with Q2 FY24			Q3 FY24 compared with Q3 FY23		YTD FY24 compared with YTD FY23
	Revenue in	Increase	Percent	Increase	Percent	Revenue in	Increase	Percent
	Q3 FY24	(Decrease)	Change	(Decrease)	Change	YTD FY24	(Decrease)	Change
Taiwan	$68.2	$(7.2)	(9.6)%	$(13.4)	(16.4)%	$218.6	$(19.1)	(8.0)%
China	55.3	(3.4)	(5.8)%	(6.7)	(10.9)%	172.1	(14.1)	(7.6)%
Korea	38.4	(0.9)	(2.2)%	(2.4)	(5.9)%	118.0	(2.0)	(1.7)%
United States	38.8	5.6	16.6%	9.1	30.8%	104.9	12.9	13.9%
Europe	9.8	(0.2)	(1.7)%	0.2	2.3%	29.4	2.1	7.8%
Other	0.5	0.1	34.0%	-	(1.8)%	1.3	(0.1)	(7.5)%
	$211.0	$(6.0)	(2.8)%	$(13.2)	(5.9)%	$644.3	$(20.3)	(3.1)%

** This table disaggregates revenue by the location in which it was earned.

  Revenue in Q3 FY24 was $211.0 million, representing a decrease of 2.8% compared with Q2 FY24 and a decrease of 5.9% from Q3 FY23. The decrease is mainly due to select regional and end-use customer order patterns, and market demand softness in some segments.

  IC photomask revenue decreased by 3.1% compared with Q2 FY24. The decrease from Q2 FY 24 was primarily as a result of lower demand from Asia foundries. IC photomask revenue decreased by 4.4% compared to Q3 FY23 as increased high-end demand was more than offset by decreased mainstream demand.

  FPD revenue decreased 1.7% compared with Q2 FY24, and 9.8% compared with Q3 FY23. The decrease was primarily due to continued soft design activity on legacy mainstream technology, and lower mobile display demand in our high-end products. We continue to believe that strong demand for AMOLED photomasks will continue, as AMOLED is moving to larger form factors driving the need to collaborate on mask development.

  On a YTD basis, IC revenue decreased 2.5% and FPD revenue decreased 4.4%; both were due to soft demand in mainstream.

Gross Margin

			Percent		Percent			Percent
	Q3 FY24	Q2 FY24	Change	Q3 FY23	Change	YTD FY24	YTD FY23	Change
Gross profit	$75.1	$79.3	(5.3)%	$86.8	(13.5)%	233.6	251.3	(7.0)%
Gross margin	35.6%	36.5%		38.7%		36.3%	37.8%

  Gross margin decreased by 90 basis points in Q3 FY24, from Q2 FY24, primarily as a result of the decline in revenue and its effect on operating leverage. Material costs decreased 3.9% from Q2 FY24 and decreased by 27 basis points as a percentage of revenue. Labor cost decreased 6.0% from Q2 FY24 and decreased by 38 basis points as a percentage of revenue. Equipment and other overhead costs increased 2.5 % from Q2 FY24 and increased by 151 basis points as a percentage of revenue.

  Gross margin decreased by 310 basis points in Q3 FY24, from Q3 FY23, primarily as a result of the decrease in revenue and its effect on operating leverage. Material costs decreased 6.2% from Q3 FY23 and decreased by 8 basis points as a percentage of revenue. Labor costs decreased 5.2% from Q3 FY23, but as a percent of revenue, increased by 8 basis points as a result of lower revenue in the current quarter. Equipment and other overhead costs increased 4.9% from Q3 FY23 and increased by 303 basis points as a percentage of revenue.

  Gross margin decreased by 150 basis points in YTD FY24, from YTD FY23, primarily as a result of the decrease in revenue and its effect on operating leverage. Material costs decreased 3.3% from YTD FY23 and decreased by 7 basis points as a percentage of revenue. Labor costs decreased 0.8 % from YTD FY23, but increased by 26 basis points as a percentage of revenue. Equipment and other overhead costs rose 1.8% and increased by 135 basis points as a percentage of revenue. Increased depreciation expense, partially offset by decreased outsourced manufacturing were the most significant contributors to the net increase in equipment and other overhead costs.

Selling, General, and Administrative Expenses

  Selling, general, and administrative expenses were $19.4 million in Q3 FY24, compared with $19.0 million in Q2 FY24. The increase of $0.4 million was primarily as a result of increased professional fees of $1.0 million offset by a decrease in compensation and related expense of $0.7 million. Selling, general, and administrative expenses increased $1.4 million in Q3 FY24, from $18.0 million in Q3 FY23, primarily as a result of increased professional fees of $1.3 million offset by a decrease in compensation and related expense of $0.6 million.

  Selling, general, and administrative expenses increased $4.1 million in YTD FY24 to $56.8 million, compared with $52.7 million in YTD FY23. The increase was primarily driven by higher compensation and related expense of $1.8 million, with the remaining difference mainly due to increase in professional service fees.

Research and Development Expenses

  Research and development expenses primarily consist of development and qualification efforts related to process technologies for high-end IC and FPD applications, were $3.6 million in Q3 FY24, $4.3 million in Q2 FY24, and $3.5 million in Q3 FY23. The decrease of $0.7 million from Q2 FY24 to Q3 FY24 was mainly due to the reduced research and development activities in the U.S.

   Research and development expenses increased by $1.0 million in YTD FY24 to $11.3 million, compared with $10.3 million in YTD FY23. The increase was driven by the expansion of development activities in the U.S. and Taiwan.

Non-operating Income (Expense)

	Q3 FY24	Q2 FY24	Q3 FY23	YTD FY24	YTD FY23
Foreign currency transactions impact, net	$4.1	$14.8	$(4.5)	9.9	$(10.8)
Interest expense, net	(0.1)	(0.1)	(0.1)	(0.3)	(0.3)
Interest income and other income (expense), net	6.1	5.8	3.7	17.3	9.3

Non-operating income (expense), net	$10.1	$20.5	$(0.9)	26.9	$(1.8)

  Non-operating income (expense) decreased $10.4 million to $10.1 million in Q3 FY24, compared with $20.5 million in Q2 FY24, primarily due to foreign currency transactions impact, net, driven by unfavorable movements of the U.S. dollar against the New Taiwan Dollar and the South Korean won. Non-operating income (expense) increased $11.0 million compared with Q3 FY23, primarily due to foreign currency transaction impact, net, driven by favorable movements of the U.S. dollar against the South Korean won and the RMB.

   Interest income and other income (expense), net, of $6.1 million in Q3 FY24 increased $0.3 million from $5.8 million in Q2 FY24, and increased $2.4 million from $3.7 million in Q3 FY23, both driven by an increase in time deposits with higher interest rates.

   Non-operating income (expense) increased $28.7 million to $26.9 million in YTD FY24, compared with $(1.8) million in YTD FY23, primarily due to foreign currency transactions impact, net, driven by favorable movements of the U.S. dollar against the South Korean won and the New Taiwan Dollar.

   Interest income and other income (expense), net, increased to $17.3 million in YTD FY24, compared with $9.3 million in YTD FY23, primarily due to an increase in time deposits with higher interest rates.

Income Tax Provision
	Q3 FY24	Q2 FY24	Q3 FY23	YTD FY24	YTD FY23

Income tax provision	$14.1	$20.2	$16.1	$49.0	$50.0
Effective income tax rate	22.7%	26.4%	25.0%	25.4%	26.8%

  The effective income tax rate is sensitive to the jurisdictional mix of earnings, due in part to the non-recognition of tax benefits on losses in jurisdictions with valuation allowances where the tax benefits of the losses are not available.

The effective income tax rate decrease in Q3 FY24, compared with Q2 FY24, is primarily due to changes in the jurisdictional mix of earnings and a decrease in foreign taxes in Q3 FY24.

  The effective income tax rate decrease in Q3 FY24, compared with Q3 FY23, is primarily due to changes in the jurisdictional mix of earnings.

  The effective income tax rate decrease in YTD FY24 compared with YTD FY23, is primarily due to changes in the jurisdictional mix of earnings.

  On a periodic basis the Company evaluates its deferred tax assets for realizability. Based upon the review of all positive and negative evidence, as of July 28, 2024, we continue to have a valuation allowance on certain federal, state, and foreign deferred tax assets in jurisdictions where we do not expect to utilize certain tax attributes. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs.

Net Income Attributable to Noncontrolling Interests

   Net income attributable to noncontrolling interests was $13.8 million in Q3 FY24, compared with $20.1 million in Q2 FY24, and $21.3 million in Q3 FY23. The decrease from Q2 FY24 and Q3 FY23 to Q3 FY24 resulted from decreased net income at our joint ventures. Net income attributable to noncontrolling interest was $46.8 million in YTD FY24, compared with $55.6 million in YTD FY23 as a result of decreased net income at our joint ventures.

Liquidity and Capital Resources

  Cash and cash equivalents were $537.3 million and $499.3 million as of July 28, 2024, and October 31, 2023, respectively. As of July 28, 2024, total cash and cash equivalents included $502.0 million held by foreign subsidiaries. Our primary sources of liquidity are our cash on hand and cash we generate from operations. In addition, we currently have $69.0 million in short-term investments and approximately $27.6 million of borrowing capacity in China, to support local operations. See Note 7 to the condensed consolidated financial statements for additional information on our outstanding debt and currently available financing.

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

    We estimate capital expenditures for full year FY24 will be $130 million; these investments will be targeted towards high-end and mainstream IC capacity and efficiency and enable us to support our customers’ near-term demands. As of July 28, 2024, we had outstanding capital commitments of approximately $129.7 million and recognized liabilities related to capital equipment purchases of approximately $10.2 million. Although payment timing could vary, primarily as a result of the timing of tool delivery, installation, and testing, we currently estimate that we will fund $109.0 million of our total $139.9 million committed and recognized obligations for capital expenditures over the next twelve months.

  In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to one or more repurchase plans under Rule 10b5-1 of the Securities Act. This authorization does not obligate the Company to repurchase any dollar amount or number of shares of common stock. The most recent 10b5-1 plan under this authorization expired on September 15, 2022, and has not been renewed. As of July 28, 2024, our current share repurchase program had approximately $31.7 million remaining under its authorization.

  On August 28, 2024, the board of directors authorized an increase to the Company’s existing share repurchase program from the remaining $31.7 million up to $100 million. As of the date of this report, there were no additional shares repurchased under this program.

    As discussed in Note 6 to the condensed consolidated financial statements, DNP, the noncontrolling interest in our China-based joint venture, has, under certain circumstances, the right to put its interest in the joint venture to Photronics, or to purchase our interest in the joint venture. Under all such circumstances, the sale of DNP’s interest would be at its ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance. As of the date of issuance of this report, DNP had not indicated its intention to exercise this right. As of July 28, 2024, Photronics and DNP each had net investments in this joint venture of approximately $134.3 million.

Cash Flows

	YTD FY24	YTD FY23
Net cash provided by operating activities	$193.1	$195.6
Net cash used in investing activities	$(142.1)	$(64.2)
Net cash used in financing activities	$(6.4)	$(16.4)

     Operating Activities: Net cash provided by operating activities reflects net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, and the impacts of cash from changes in operating assets and liabilities. Net cash provided by operating activities decreased $2.5 million in YTD FY24, compared with YTD FY23.

     Investing Activities: Net cash flows used in investing activities increased $77.9 million in YTD FY24, compared to YTD FY23, primarily driven by an increase of purchases of short-term investments of $90.7 million and purchases of property, plant, and equipment of $8.9 million, and partially offset by proceeds from maturities of short-term investments of $22.2 million.

     Financing Activities: Net cash used in financing activities decreased by $10.0 million in YTD FY24, compared to YTD FY23, primarily due to decreased debt repayments of $11.9 million.

    The increase in our cash balance from YTD FY23 was unfavorably impacted by the effects of exchange rate changes in the amount of $6.5 million in YTD FY24, which was less than the $13.8 million favorable impact of exchange rate changes on our cash balance in YTD FY23.

Non-GAAP Financial Measures

  Non-GAAP Net Income attributable to Photronics, Inc. shareholders and non-GAAP earnings per share are “non-GAAP financial measures” as such term is defined by Regulation G of the Securities and Exchange Commission, and may differ from similarly named non-GAAP financial measures used by other companies. The financial tables below reconcile Photronics, Inc. financial results under GAAP to non-GAAP financial information. We believe these non-GAAP financial measures that exclude certain items are useful for analysts and investors to evaluate our future on-going performance because they enable a more meaningful comparison of our projected performance with our historical results. These non-GAAP metrics are not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to Net income (loss), Net income (loss) per share, or any other measure of consolidated results under U.S. GAAP. The items excluded from these non-GAAP metrics, but included in the calculation of their closest GAAP equivalent, are significant components of the condensed consolidated statement of income and must be considered in performing a comprehensive assessment of overall financial performance.

  The following table reconciles GAAP to Non-GAAP Income at the balance sheet dates. The columns may not foot due to rounding.

	Three Months ended
	July 28,	April 28,	July 30,
	2024	2024	2023
Reconciliation of GAAP to Non-GAAP Net Income:
GAAP Net Income attributable to Photronics, Inc. shareholders	$34,388	$36,251	$26,959

FX (gain) loss	(4,068)	(14,766)	4,543
Estimated tax effects of FX (gain) loss	914	3,743	(1,193)
Estimated noncontrolling interest effects of above	681	3,489	1,328

Non-GAAP Net Income attributable to Photronics, Inc. shareholders	$31,915	$28,717	$31,637

Weighted-average number of common shares outstanding - Diluted	62,414	62,409	61,974

Reconciliation of GAAP to Non-GAAP Earnings per Share:

GAAP diluted earnings per share	$0.55	$0.58	$0.44
Effects of non-GAAP adjustments above	(0.04)	(0.12)	0.07
Non-GAAP diluted earnings per share	$0.51	$0.46	$0.51

Business Outlook

  Our current business outlook and guidance was provided in the Photronics Q3 FY24 earnings release, earnings presentation, and financial results conference call, but is not incorporated herein. These can be accessed in the investor section of our website - www.photronics.com. Information included on our website is not incorporated into this Form 10-Q.

  Our future results of operations and the other forward-looking statements contained in this filing and in the Photronics Q3 FY24 earnings release, and the related financial results conference call and earnings presentation involve a number of risks and uncertainties, some of which were discussed in Part I, Item 1A of our Form 10-K for the fiscal year ended October 31, 2023. A number of other unforeseeable factors could cause actual results to differ materially from our expectations.

Critical Accounting Estimates

  Please refer to Part II, Item 7 of our Form 10-K for the fiscal year ended October 31, 2023 for discussion of our critical accounting estimates. There have been no changes to our critical accounting estimates since the filing of our Form 10-K for the fiscal year ended October 31, 2023.

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

  Our primary net foreign currency exposures as of July 28, 2024, included the South Korean won, the Japanese yen, the New Taiwan dollar, the RMB, the Singapore dollar, the British pound sterling, and the euro. As of that date, a 10% adverse movement in the value of currencies different from the functional currencies of our subsidiaries would have resulted in a net unrealized pre-tax loss of $57.7 million, which represents an increase of $ 1.2 million from our exposure at April 28, 2024. Our most significant exposures at July 28, 2024, were exposures of the New Taiwan Dollar, the South Korean won, and the RMB to the U.S. dollar, which were, $30.8 million, $16.3 million, and $8.0 million, respectively, at that date. We do not believe that a 10% change in the exchange rates of non-US dollar currencies, other than the aforementioned currencies and the Japanese yen, would have had a material effect on our July 28, 2024, condensed consolidated financial statements.

Interest Rate Risk

  A 10% adverse movement in the interest rates on our variable rate borrowings would not have had a material effect on our July 28, 2024, condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.          OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

  Please refer to Note 12 within Item 1 of this report for information on legal proceedings involving the Company.

Item 1A.	RISK FACTORS

  There have been no material changes to our risk factors as set forth in “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended October 31, 2023.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

 In September 2020, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Act. The share repurchase program commenced on September 16, 2020, and all shares repurchased under this program were retired. The following table provides information relating to the Company’s repurchase of common stock for the third fiscal quarter of 2024. This table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

	Total Number of Shares Purchased	Average Price Paid Per share	Total Number of shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased (in millions)

April 29, 2024 – May 26, 2024	-	-	-	$31.7
May 27, 2024 – June 23, 2024	-	-	-	$31.7
June 24, 2024 – July 28, 2024	-	-	-	$31.7
Total	-		-

   On August 28, 2024, the board of directors authorized an increase to the Company’s existing share repurchase program from the remaining $31.7 million up to $100 million. As of the date of this report, there were no additional shares repurchased under this program

 Certain lease arrangements include limitations on the amounts of dividends we may pay. Please refer to Note 7 of the condensed consolidated financial statements for information on these limitations.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

     Not applicable

Item 4.	MINE SAFETY DISCLOSURES

     Not applicable

Item 5.	OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

   During the fiscal quarter ended July 28, 2024, no officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the last fiscal quarter

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

Photronics, Inc.
(Registrant)

By:	/s/ ERIC RIVERA
ERIC RIVERA
Chief Financial Officer,
(Principal Financial Officer /Principal Accounting Officer)

Date:	September 5, 2024