Form 10-Q
period 2025-02-02
PHOTRONICS INC
filed 2025-03-13
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 2, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 0-15451

PHOTRONICS, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-0854886
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15 Secor Road, Brookfield, Connecticut	06804
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(203) 775-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK	PLAB	NASDAQ Global Select Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐  No ☒

The registrant had 63,561,709 shares of common stock outstanding as of March 6, 2025.

PHOTRONICS, INC.
QUARTERLY REPORT ON FORM 10-Q
February 2, 2025

Glossary of Terms and Acronyms

Definitions of certain terms and acronyms that may appear in this report are provided below.

AMOLED	Active-matrix organic light-emitting diode. A technology used in mobile devices.
ASC	Accounting Standards Codification
ASP	Average Selling Price
ASU	Accounting Standards Update
CNY	Chinese Yuan
DNP	Dai Nippon Printing Co., Ltd.
Exchange Act	The Securities Exchange Act of 1934 (as amended)
Form 10-K	Annual Report on Form 10-K
Form 10-Q	Quarterly Report on Form 10-Q
FPD	Flat Panel Display
FY	Fiscal Year
Generation	In reference to flat panel displays, refers to the size range of the underlying substrate to which a photomask is applied. Higher generation (or “G”) numbers represent larger substrates
High-end (photomasks)	For IC, photomasks that service IC nodes at 28nm or smaller; for FPD, AMOLED, G10.5+, and LTPS photomasks
IC	Integrated circuit
LTPS
Low-Temperature Poly Silicon, a polycrystalline silicon synthesized at relatively low temperatures; polycrystalline silicon in thin-film transistors (TFTs) are used in liquid-crystal display (LCD) flat panels and to drive organic light-emitting diode (OLED) displays

Mainstream (photomasks)	For IC, photomasks that service IC nodes greater than 28nm; for FPD, G8 and smaller photomasks
PDMCX	Xiamen American Japan Photronics Mask Co., Ltd., a joint venture of Photronics and DNP
ROU (assets)	Right-of-use asset
SEC	Securities and Exchange Commission
Securities Act	The Securities Act of 1933 (as amended)
U.S. GAAP	Accounting principles generally accepted in the United States of America
VIE	Variable Interest Entity
Wafer	A wafer, or silicon wafer, is a thin slice of semiconductor material that, in the fabrication of microelectronics, serves as the substrate for microelectronic devices built in and upon the wafer

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

    Forward-looking statements within this Form 10-Q speak only as of the date of its filing, and we undertake no obligation to update any such statements to reflect changes in events or circumstances that may subsequently occur. Users of this Form 10-Q are cautioned that various factors may cause actual results to differ materially from those contained in any forward-looking statements found within this Form 10-Q and that they should not place undue reliance on any forward-looking statement. In addition, all forward-looking statements, whether written or oral and whether made by us or on our behalf, are expressly qualified by the risk factors provided in Part I, Item 1A “Risk Factors” on Form 10-K for the year ended October 31, 2024, filed with the SEC on December 19, 2024, as well as any additional risk factors we may provide in Part II, Item 1A in this Quarterly Report on Form 10-Q.

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PHOTRONICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	February 2, 2025	October 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$642,200	$598,485
Short-term investments	-	42,184
Accounts receivable, net of allowance of $1,104 in 2025 and $1,126 in 2024	188,438	200,830
Inventories	57,583	56,527
Other current assets	32,613	33,036
Total current assets	920,834	931,062

Property, plant and equipment, net	749,809	745,257
Deferred income taxes	19,338	23,059
Other assets	14,690	12,681
Total assets	$1,704,671	$1,712,059

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$2,631	$17,972
Accounts payable	85,936	78,717
Accrued liabilities	74,076	87,122
Total current liabilities	162,643	183,811

Long-term debt	21	25
Other liabilities	47,798	47,464
Total liabilities	210,462	231,300

Commitments and contingencies (Note 12)

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 62,303 shares issued and outstanding as of February 2, 2025, and 61,949 shares issued and outstanding as of October 31, 2024	623	619
Additional paid-in capital	515,742	514,757
Retained earnings	731,709	691,807
Accumulated other comprehensive loss	(120,325)	(86,319)
Total Photronics, Inc. shareholders’ equity	1,127,749	1,120,864
Noncontrolling interests	366,460	359,895
Total equity	1,494,209	1,480,759
Total liabilities and equity	$1,704,671	$1,712,059

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	February 2, 2025	January 28, 2024
Revenue	$212,138	$216,334
Cost of goods sold	136,603	137,079
Gross profit	75,535	79,255

Operating expenses:
Selling, general, and administrative	19,101	18,321
Research and development	4,257	3,445
Total operating expenses	23,358	21,766
Operating income	52,177	57,489

Other income (expense):
Foreign currency transactions impact, net	18,443	(8,908)
Interest income and other income, net	6,585	5,251
Interest expense	(47)	(90)
Income before income tax provision	77,158	53,742

Income tax provision	18,901	14,660

Net income	58,257	39,082

Net income attributable to noncontrolling interests	15,406	12,902

Net income attributable to Photronics, Inc. shareholders	$42,851	$26,180

Earnings per share attributable to Photronics, Inc. shareholders:
Basic	$0.69	$0.43
Diluted	$0.68	$0.42

Weighted-average number of common shares outstanding:
Basic	62,093	61,455
Diluted	62,661	62,283

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended
	February 2, 2025	January 28, 2024
Net income	$58,257	$39,082

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(42,917)	31,493
Other	70	(27)
Net other comprehensive (loss) income	(42,847)	31,466

Comprehensive income	15,410	70,548

Less: comprehensive income attributable to noncontrolling interests	6,566	23,497

Comprehensive income attributable to Photronics, Inc. shareholders	$8,844	$47,051

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Three Months Ended February 2, 2025
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
	Common Stock
	Shares	Amount
Balance as of October 31, 2024	61,949	$619	$514,757	$691,807	$(86,319)	$359,895	$1,480,759

Net income	-	-	-	42,851	-	15,406	58,257
Other comprehensive income (loss)	-	-	-	-	(34,006)	(8,841)	(42,847)
Shares issued under equity plans	549	6	(727)	-	-	-	(721)
Share-based compensation expense	-	-	3,334	-	-	-	3,334
Purchase and retirement of common stock through repurchase program	(195)	(2)	(1,622)	(2,949)	-	-	(4,573)

Balance as of February 2, 2025	62,303	$623	$515,742	$731,709	$(120,325)	$366,460	$1,494,209

	Three Months Ended January 28, 2024
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
	Common Stock
	Shares	Amount
Balance at October 31, 2023	61,310	$613	$502,010	$561,119	$(88,734)	$300,601	$1,275,609

Net income	-	-	-	26,180	-	12,902	39,082
Other comprehensive income	-	-	-	-	20,871	10,595	31,466
Shares issued under equity plans	436	4	(1,680)	-	-	-	(1,676)
Share-based compensation expense	-	-	2,573	-	-	-	2,573

Balance at January 28, 2024	61,746	$617	$502,903	$587,299	$(67,863)	$324,098	$1,347,054

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	February 2, 2025	January 28, 2024

Cash flows from operating activities:
Net income	$58,257	$39,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,792	20,702
Share-based compensation	3,334	2,573
Changes in assets and liabilities:
Accounts receivable	7,869	(2,906)
Inventories	(2,533)	409
Other current assets	(522)	(2,844)
Accounts payable, accrued liabilities, and other	(8,731)	(15,508)

Net cash provided by operating activities	78,466	41,508

Cash flows from investing activities:
Purchases of property, plant and equipment	(35,200)	(43,314)
Purchases of short-term investments	-	(2,436)
Proceeds from maturities of short-term investments	41,482	2,500
Government incentives	620	1,091
Other	(57)	(56)

Net cash provided by (used in) investing activities	6,845	(42,215)

Cash flows from financing activities:
Repayments of debt	(15,343)	(1,194)
Common stock repurchases	(4,573)	-
Proceeds from share-based arrangements	1,433	936
Net settlements of restricted stock awards	(1,995)	(2,613)

Net cash used in financing activities	(20,478)	(2,871)

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(21,202)	13,026

Net increase in cash, cash equivalents, and restricted cash	43,631	9,448
Cash, cash equivalents, and restricted cash at beginning of period	601,243	501,867

Cash, cash equivalents, and restricted cash at end of period	644,874	511,315

Less: Ending restricted cash	2,674	2,797

Cash and cash equivalents at end of period	$642,200	$508,518

Supplemental disclosure of non-cash information:

Accruals for property, plant and equipment purchased not yet paid	$10,911	$1,628

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share amounts and per share data)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Photronics, Inc. (“Photronics”, “the Company”, “we”, “our”, or “us”) is one of the world’s leading manufacturers of photomasks, which are high-precision photographic quartz or glass plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of ICs and FPDs and are used as masters to transfer circuit patterns onto semiconductor wafers and FPD substrates during the fabrication of ICs, a variety of FPDs and, to a lesser extent, other types of electrical and optical components. The Company operates eleven manufacturing facilities, which are located in Taiwan (3), South Korea (1), China (2), the United States (3), and Europe (2).

Basis of Presentation

   The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect amounts reported in them. The Company’s estimates are based on historical experience and on various assumptions that the Company believes to be reasonable under the facts and circumstances at the time they are made. Subsequent actual results may differ from such estimates. The Company reviews these estimates periodically and reflects any effects of revisions in the period in which they are determined.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements (“the financial statements”) have been prepared in accordance with U.S. GAAP for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation have been included. The financial statements include the accounts of Photronics, its wholly owned subsidiaries, and the majority-owned subsidiaries, which it controls. All intercompany balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the fiscal year ended October 31, 2024, where the Company discusses and provides additional information about the Company’s accounting policies and the methods and assumptions used in the Company’s estimates.

The Company’s business is typically impacted during the first quarter of the Company’s fiscal year by the North American, European, and Asian holiday periods, as some customers reduce their development and buying activities during this period. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2025.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, as well as qualitatively describe remaining amounts included in those captions. The guidance in this Update will be effective for Photronics in its fiscal year 2028 Form 10-K, with early application of the amendments allowed. The Company is currently evaluating the effect the adoption of this ASU may have on the Company’s disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this Update relate to the rate reconciliation and income taxes paid disclosures to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments allow investors to better assess, in their capital allocation decisions, how an entity’s worldwide operations and related tax risks and tax planning and operational opportunities affect its income tax rate and prospects for future cash flows. The guidance in this Update will be effective for Photronics in its fiscal year 2026 Form 10-K, with early application of the amendments allowed. The Company is currently evaluating the effect the adoption of this ASU may have on the Company’s disclosures.

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

NOTE 2 – ACCOUNTS RECEIVABLE, NET

The components of Accounts Receivable, net at the balance sheet dates are presented below.

	February 2,	October 31,
	2025	2024
Accounts Receivable	$149,711	$172,741
Unbilled Receivable	39,831	29,215
Allowance for Credit Losses	(1,104)	(1,126)
	$188,438	$200,830

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The Company invests excess cash primarily in bank time deposits and money market funds. The Company’s classification of investments is as follows:

-	Maturing within three months or less from the date of purchase	Cash and cash equivalents
-	Maturing, as of the date of purchase, more than three months, but with remaining maturities of less than one year, from the balance sheet date	Short-term investments
-	Maturing one year or more from the balance sheet date	Long-term marketable investments

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

Level 3- These are investments where values are derived from techniques in which one or more significant inputs are unobservable.

The following are cash, cash equivalents and investments measured at fair value:

	February 2, 2025			October 31, 2024
	Cash and cash equivalents	Short-term investments	Total Fair Value	Cash and cash equivalents	Short-term investments		Total Fair Value
Cash	$207,590	$-	$207,590	$414,074	$-		$414,074
Level 1
Money market funds	91,740	-	91,740	36,322	-		36,322
Level 2
Time deposits	342,870	-	342,870	148,089	42,184	(1)	190,273
	$642,200	$-	$642,200	$598,485	$42,184		$640,669
Restricted Cash (2)	2,674			2,758
Cash, cash equivalents, and restricted cash	$644,874			$601,243

(1) Matured during the first quarter of 2025.
(2) Restricted cash is included in other current assets and primarily relates to land lease agreements and customs requirements.

Based upon the Company’s intent and ability to hold its time deposits to maturity (which maturities range up to twelve months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. In the event of a sale of these securities, the Company would determine the cost of the investment sold at the specific individual security level and would include any gain or loss in Interest income and other income, net, where the Company also reports periodic interest earned and the amortization (accretion) of discounts (premiums) related to these investments. For the periods ended February 2, 2025 and October 31, 2024, the Company did not have any unrealized gains or losses related to short-term investments.

NOTE 4 - INVENTORIES

The components of Inventories at the balance sheet dates are presented below.

	February 2, 2025	October 31, 2024
Raw materials	$55,725	$56,128
Work in process	1,856	398
Finished goods	2	1
	$57,583	$56,527

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Presented below are the components of Property, plant and equipment, net at the balance sheet dates.

	February 2, 2025	October 31, 2024
Land	$11,144	$11,419
Buildings and improvements	185,482	188,756
Machinery and equipment	1,991,605	1,990,610
Leasehold improvements	19,048	19,268
Furniture, fixtures, and office equipment	17,619	18,091
Construction in progress	79,488	91,213
	2,304,386	2,319,357
Accumulated depreciation and amortization	(1,554,577)	(1,574,100)
	$749,809	$745,257

Information on ROU assets resulting from finance leases, at the balance sheet dates, is presented below. During the first quarter of 2025, the Company exercised its early buy-out option of one of the leased assets. Please refer to Note 7 for further information.

	February 2, 2025	October 31, 2024
Machinery and equipment	$7,253	$42,815
Accumulated amortization	(2,028)	(10,522)
	$5,225	$32,293

The following table presents depreciation expense (including the amortization of ROU assets), related to property, plant and equipment incurred during the reporting periods.

	Three Months Ended
	February 2, 2025	January 28, 2024
Depreciation Expense	$20,702	$20,605

NOTE 6 - PDMCX JOINT VENTURE

In January 2018, Photronics, Inc., through its wholly owned Photronics Singapore PTE. LTD. subsidiary (hereinafter, within this Note “we”, “Photronics”, “us”, or “our”), and DNP, through its wholly owned subsidiary “DNP Asia Pacific PTE, Ltd.”, entered into a joint venture under which DNP obtained a 49.99% interest in the Company’s IC business in Xiamen, China. The joint venture, which the Company refers to as “PDMCX”, was established to develop and manufacture photomasks for semiconductors. The Company entered into this joint venture to enable the Company to compete more effectively for the merchant photomask business in China, and to benefit from the additional resources and investment that DNP provides to enable the Company to offer advanced-process technology to the Company’s customers.

Under the joint venture agreement, should either Photronics’ or DNP’s ownership interest fall below 20.0% for a period of more than six consecutive months, such party (an “exiting party”) has the option to sell to the other party, and the other party has the option to purchase from such exiting party, the exiting party’s remaining ownership interest. In either case, the sales of ownership interests would be at the exiting party’s ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance.

The following table presents net income the Company recorded from the operations of PDMCX during the reporting periods.

	Three Months Ended
	February 2, 2025	January 28, 2024
Net income from PDMCX	$3,368	$6,463

As required by the guidance in ASC Topic 810 - “Consolidation”, the Company evaluated the Company’s involvement in PDMCX for the purpose of determining whether the Company should consolidate its results in the Company’s financial statements. The initial step of the Company’s evaluation was to determine whether PDMCX was a VIE. Due to its lack of sufficient equity at risk to finance its activities without additional subordinated financial support, the Company determined that it is a VIE. Having made this determination, the Company then assessed whether the Company was the primary beneficiary of the VIE and concluded that the Company was the primary beneficiary during the current and prior years reporting periods; thus, as required, the PDMCX financial results have been consolidated with Photronics. The Company’s conclusion was based on the fact that the Company held a controlling financial interest in PDMCX (which resulted from the Company’s having the power to direct the activities that most significantly impacted its economic performance) and had both the obligation to absorb losses and the right to receive benefits that could potentially be significant to PDMCX. The Company’s conclusion that the Company had the power to direct the activities that most significantly affected the economic performance of PDMCX during the current and prior year  periods were based on the Company’s right to appoint the majority of its Board of Directors, which has, among others, the powers to manage the business (through its rights to appoint and evaluate PDMCX’s management), incur indebtedness, enter into agreements and commitments, and acquire and dispose of PDMCX’s assets. In addition, as a result of the 50.01% variable interest the Company held during the current and prior year periods, the Company had the obligation to absorb losses, and the right to receive benefits, which could potentially be significant to PDMCX.

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

	February 2, 2025		October 31, 2024
Classification	Carrying Amount	Photronics Interest	Carrying Amount	Photronics Interest
Current assets	$180,319	$90,178	$174,059	$87,047
Noncurrent assets	146,679	73,354	151,039	75,535
Total assets	326,998	163,532	325,098	162,582

Current liabilities	40,215	20,112	40,691	20,350
Noncurrent liabilities	3,266	1,633	3,320	1,660
Total liabilities	43,481	21,745	44,011	22,010

Net assets	$283,517	$141,787	$281,087	$140,572

NOTE 7 - DEBT

The balance of the long-term debt and its current portion were comprised of the following finance leases as described below:

	February 2, 2025	October 31, 2024
Principal due:
Next 12 months	$2,631	$17,972
Months 13 – 24	$11	$12
Months 25 – 36	10	12
Months 37 – 48	-	1
Months 49 – 60	-	-
Long-term debt	21	25
Total debt	$2,652	$17,997

Interest rate at balance sheet date	N/A	N/A
Basis spread on interest rates	N/A	N/A
Interest rate reset	N/A	N/A
Maturity date	N/A	N/A
Periodic payment amount	Varies as Lease matures	Varies as Lease matures
Periodic payment frequency	Monthly	Monthly
Loan collateral (carrying amount) (1)	$5,225	$32,293

(1)	Represents the carrying amount at the balance sheet date of the related ROU assets, in which the lessors have secured interests.

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

In December 2020, the Company entered into a five-year $35.5 million finance lease for a high-end lithography tool. Monthly payments on the lease, which commenced in January 2021, increased from $0.04 million during the first three months to $0.6 million for the following nine months, followed by forty-eight monthly payments of $0.5 million. The lease agreement provides an early buyout option to purchase the tool for $14.1 million, which the Company exercised during the first quarter of fiscal year 2025.

Xiamen Working Capital Loans

In November 2018, PDMCX obtained approval for revolving, unsecured credit of CNY 200 million ($25 million), pursuant to which PDMCX may enter into separate loan agreements with varying terms to maturity. In December 2022, the Company repaid the Company’s entire outstanding balance of CNY 25.6 million ($3.6 million). The interest rates are variable, based on the CNY Loan Prime Rate of the National Interbank Funding Center. Interest incurred on the loans related to the amount borrowed was eligible for reimbursement through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provided for such reimbursements up to a prescribed limit and duration. This facility is subject to annual reviews and extensions. In August 2024, the Company was issued an extension to the revolving, unsecured credit agreement for CNY 200 million (approximately $27.7 million) with an expiration date of July 31, 2025. As of February 2, 2025, PDMCX had no outstanding borrowings against the approval.

NOTE 8 - REVENUE

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

Contract Assets and Contract Liabilities

The Company recognizes a contract asset when the Company’s performance under a contract precedes the Company’s receipt of consideration from a customer, or before payment is due, and the Company’s receipt of consideration is conditional upon factors other than the passage of time. Contract assets reflect the Company’s transfer of control to customers of photomasks that are in process or completed but not yet shipped to customers. A receivable is recognized when the Company has an unconditional right to payment for the Company’s performance, which generally occurs when the Company ships the photomasks. The Company’s contract assets primarily consist of a significant amount of the Company’s in-process production orders and fully manufactured photomasks which have not yet shipped, for which the Company has an enforceable right to collect consideration (including a reasonable profit) in the event the in-process orders are cancelled by customers. On an individual contract basis, the Company nets contract assets with contract liabilities (deferred revenue) for financial reporting purposes.  The Company’s net credit losses on accounts receivable during the periods ended February 2, 2025 and January 28, 2024 were immaterial. The Company did not impair any contract assets or accounts receivable during the three-month periods ended February 2, 2025, or January 28, 2024.

The following table provides information about the Company’s contract balances at the balance sheet dates.

Classification	February 2, 2025	October 31, 2024
Contract Assets
Other current assets	$11,819	$11,532

Contract Liabilities
Accrued liabilities	$10,887	$12,375
Other liabilities	7,813	8,910
	$18,700	$21,285

The Company did not recognize any revenue from performance obligations satisfied in the previous periods. The following table presents revenue recognized from contract liabilities that existed at the beginning of the reporting periods.

	Three Months Ended
	February 2, 2025	January 28, 2024
Revenue recognized from beginning liability	$4,369	$5,507

The Company generally records accounts receivable at their billed amounts. All outstanding past due customer invoices are reviewed for collectability during, and at the end of, every reporting period. To the extent the Company believes a loss on the collection of a customer invoice is probable, the Company would record the loss and credit an allowance for credit losses. In the event that an amount is determined to be uncollectible, the Company charges the allowance for credit losses and derecognizes the related receivable. The Company did not incur any credit losses on the Company’s accounts receivable during the three-month periods ended February 2, 2025, or January 28, 2024.

The Company’s invoice terms generally range from net thirty to ninety days, depending on both the geographic market in which the transaction occurs and the Company’s payment agreements with specific customers. In the event that the Company’s evaluation of a customer’s business prospects, and financial condition indicate that the customer presents a collectability risk, the Company will modify terms of sale, which may require payment in advance of performance. At the time of adoption, the Company elected the practical expedient allowed under ASC Topic 606 “Revenue from Contracts with Customers” (“Topic 606”) that permits the Company not to adjust a contract’s promised amount of consideration to reflect a financing component when the period between when the Company transfers control of goods or services to customers and when the Company is paid is one year or less.

In instances when the Company is paid in advance of the Company’s performance, the Company records a contract liability and, as allowed under the practical expedient in Topic 606, recognizes interest expense only if the period between when the Company receives payment from the customer and the date when the Company expects to be entitled to the payment is greater than one year. Historically, advance payments the Company has received from customers have generally not preceded the completion of the Company’s performance obligations by more than one year.

Disaggregation of Revenue

The following tables present the Company’s revenue for the three-month periods ended February 2, 2025, and January 28, 2024, disaggregated by product type, geographic origin, and timing of recognition.

	Three Months Ended
Revenue by Product Type	February 2, 2025	January 28, 2024
IC
High-end	$60,105	$60,875
Mainstream	93,851	96,714
Total IC	$153,956	$157,589

FPD
High-end	$49,679	$50,616
Mainstream	8,503	8,129
Total FPD	$58,182	$58,745
	$212,138	$216,334

	Three Months Ended
	February 2, 2025	January 28, 2024
Revenue by Geographic Origin*
Taiwan	$73,035	$74,965
China	53,558	58,137
South Korea	40,237	40,335
United States	36,898	32,733
Europe	7,940	9,705
Other	470	459
	$212,138	$216,334

* This table disaggregates revenue by the location in which it was earned.

	Three Months Ended
	February 2,	January 28,
Revenue by Timing of Recognition	2025	2024
Over time	$205,076	$203,527
At a point in time	7,062	12,807
	212,138	216,334

Contract Costs

The Company pays commissions to third-party sales agents for certain sales they procure on the Company’s behalf. However, the bases of the commissions are the transaction prices of the sales, which are completed in less than one year; thus, no relationship is established with a customer that will result in future business. Therefore, the Company does not recognize any portion of these sales commissions as costs of obtaining a contract, nor does the Company currently foresee other circumstances under which the Company would recognize contract obtainment costs as assets.

Remaining Performance Obligations

As the Company is typically required to fulfill customer orders within a short time period, the Company’s backlog of orders is generally not in excess of one to two weeks for IC photomasks and  two to three weeks for FPD photomasks. However, the demand for some IC photomasks can extend beyond the traditional time period; thus, the backlog, in some individual cases, can extend to as long as two to three months. More recently however, backlogs for most high demand products have returned to historical levels of less than a month. As allowed under ASC 606 – Revenue Contracts with Customers, the Company has elected not to disclose the Company’s remaining performance obligations, which represent the costs associated with the completion of the manufacturing process of in-process photomasks related to contracts that have an original duration of one year or less.

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

NOTE 9 - SHARE-BASED COMPENSATION

In March 2016, shareholders approved the Company’s current equity incentive compensation plan (the “Plan”), under which incentive stock options, non-qualified stock options, stock grants, stock-based awards, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and other stock or cash awards may be granted. Shares to be issued under the Plan may be authorized and unissued shares, issued shares that have been reacquired by the Company (in the open market or in private transactions), or a combination thereof. The original maximum number of shares of common stock approved that may be issued under the Plan was four million shares. On March 16, 2023, at its annual meeting of shareholders, the shareholders of Photronics, Inc., approved amendments to the Plan to increase the number of shares available for issuance by an additional one million shares, thereby increasing the shares available for issuance under the Plan from four million to five million. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of Photronics or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan prohibits further awards from being issued under prior plans. The table below presents information on the Company’s share-based compensation expenses.

	Three Months Ended
	February 2, 2025	January 28, 2024
Expense reported in:
Cost of goods sold	$776	$595
Selling, general, and administrative	2,268	1,749
Research and development	290	229
Total expense incurred	$3,334	$2,573

Expense by award type:
Restricted stock awards	$3,277	$2,573
Employee stock purchase plan	57	-
Total expense incurred	$3,334	$2,573

Income tax benefits on share-based compensation	$446	$99

Restricted Stock Awards

The Company periodically grants restricted stock awards, the restrictions on which typically lapse over a service period of one to four years. The fair value of the awards is determined on the date of grant, based on the closing price of the Company’s common stock. The table below presents information on the Company’s restricted stock awards.

	Three Months Ended
	February 2, 2025	January 28, 2024
Number of shares granted in period	345,500	825,050
Weighted-average grant-date fair value of awards (in dollars per share)	$23.82	$29.77
Compensation cost not yet recognized	$25,786	$31,426
Weighted-average amortization period for cost not yet recognized (in years)	3.0	3.3
Shares outstanding at balance sheet date	1,256,697	1,634,315

Stock Options

Option awards generally vest in one to four years and have a ten-year contractual term. All incentive and non-qualified stock option grants must have an exercise price no less than the market value of the underlying common stock on the date of grant. The grant-date fair values of options are based on closing prices of the Company’s common stock on the dates of grant and are calculated using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s common stock. The Company uses historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that options are expected to remain outstanding. The risk-free rate of return for the estimated term of an option is based on the U.S. Treasury yield curve in effect at the date of grant. The table below presents information on the Company’s stock options.

Three Months Ended
	February 2, 2025	January 28, 2024
Number of options granted in period	-	-
Cash received from options exercised	$1,272	$936
Compensation cost not yet recognized	$-	$-
Weighted-average amortization period for cost not yet recognized (in years)	-	-

Information regarding outstanding and exercisable option awards as of February 2, 2025, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding and exercisable at February 2, 2025	150,325	$10.73	2.05	$1,843

NOTE 10 - INCOME TAXES

The Company calculates its provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. The table below sets forth the primary reasons that the Company’s effective income tax rates differed from the U.S. statutory tax rates in effect during the three-month periods ended February 2, 2025, and January 28, 2024.

Reporting Period	U.S. Statutory Tax Rates	Photronics Effective Tax Rates	Primary Reasons for Differences

Three months ended February 2, 2025	21.0%	24.5%
Non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances, non-U.S. pre-tax income being taxed at higher statutory rates in the non-U.S. jurisdictions, and the establishment of uncertain tax positions in non-U.S. jurisdictions.

Three months ended January 28, 2024	21.0%	27.3%
Non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances, non-U.S. pre-tax income being taxed at higher statutory rates in the non-U.S. jurisdictions and the establishment of uncertain tax positions in non-U.S. jurisdictions.

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

	February 2, 2025	October 31, 2024
Unrecognized tax benefits related to uncertain tax positions	$16,616	$14,720
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$16,616	$14,720
Accrued interest and penalties related to uncertain tax positions	$1,174	$1,028

NOTE 11 - EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	February 2, 2025	January 28, 2024
Net income attributable to Photronics, Inc. shareholders	$42,851	$26,180

Weighted-average common shares outstanding (in thousands):
Basic	62,093	61,455
Effect of dilutive securities:
Share-based awards	568	828
Dilutive common shares	568	828

Weighted-average common shares - Diluted	62,661	62,283

Earnings per share attributable to Photronics, Inc. shareholders:
Basic	$0.69	$0.43
Diluted	$0.68	$0.42

The table below illustrates the outstanding weighted-average share-based awards that were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be antidilutive.

	Three Months Ended
	February 2, 2025	January 28, 2024
Share-based awards	488	241
Total potentially dilutive shares excluded	488	241

NOTE 12 - COMMITMENTS AND CONTINGENCIES

As of February 2, 2025, the Company’s unrecognized unconditional purchase obligations, which are mainly payments for the acquisition of property, plant and equipment, with a remaining term in excess of one year was approximately $82.8 million, primarily for purchases of high-end equipment. This amount does not include the Company’s commitments under the Company’s debt and lease arrangements.

The Company is subject to various other claims that arise in the ordinary course of business. The Company believes that the Company’s potential liability under such claims, individually or in the aggregate, will not have a material effect on the Company’s consolidated financial statements.

NOTE 13 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME BY COMPONENT

The following tables set forth the changes in the Company’s accumulated other comprehensive (loss) income by component (net of tax) for the three-month periods ended February 2, 2025, and January 28, 2024.

	Three Months Ended February 2, 2025
	Foreign Currency Translation Adjustments	Other	Total

Balance at October 31, 2024	$(85,587)	$(732)	$(86,319)
Other comprehensive (loss) income	(42,917)	70	(42,847)
Other comprehensive income (loss) attributable to noncontrolling interests	8,875	(34)	8,841

Balance at February 2, 2025	$(119,629)	$(696)	$(120,325)

	Three Months Ended January 28, 2024
	Foreign Currency Translation Adjustments	Other	Total

Balance at October 31, 2023	$(88,044)	$(690)	$(88,734)
Other comprehensive (loss) income	31,493	(27)	31,466
Other comprehensive (loss) income attributable to noncontrolling interests	(10,609)	14	(10,595)

Balance at January 28, 2024	$(67,160)	$(703)	$(67,863)

NOTE 14 - SHARE REPURCHASE PROGRAMS

In September 2020, the Company’s Board of Directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b-18 of the Exchange Act. The repurchase authorization by the Board of Directors has no expiration date, does not obligate the Company to acquire any common stock, and is subject to market conditions. From September 2020 through October 2022, the Company repurchased 5.8 million shares at a cost of $68.3 million. In August 2024, the Board of Directors authorized an increase to the Company’s existing share repurchase program from the remaining $31.7 million up to $100 million. During the three-month period ended February 2, 2025, the Company repurchased 195,079 shares at a cost of $4.6 million pursuant to Rule 10b-18 of the Exchange Act. All shares repurchased under the program have been retired. As of February 2, 2025, $95.4 million remained available under this authorization for the repurchase of additional shares.

23

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s discussion and analysis (“MD&A”) of the Company’s financial condition and results of operations should be read in conjunction with its condensed consolidated financial statements and related notes. Various sections of this MD&A contain forward-looking statements, all of which are presented based on current expectations, which may be adversely affected by uncertainties and risk factors (presented throughout this filing and in the Company’s Form 10-K for fiscal year 2024), that may cause actual results to materially differ from these expectations. See “Forward-Looking Statements”.

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

We are typically required to fulfill customer orders within a short period of time, sometimes within twenty-four hours. This results in a minimal level of backlog, typically two to three weeks of backlog for FPD photomasks and one to two weeks for IC photomasks. However, the demand for some IC photomasks has in the past expanded beyond the industry’s capacity to supply them within the traditional time period; thus, for some products, the backlog can expand to as long as two to three months.

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

Results of Operations

The following tables present selected operating information expressed as a percentage of revenue. The columns may not foot due to rounding.

	Three Months Ended
	February 2, 2025	October 31, 2024	January 28, 2024
Revenue	100%	100.0%	100.0%
Cost of goods sold	64.4	63.0	63.4
Gross profit	35.6	37.0	36.6

Operating expenses:
Selling, general, and administrative	9.0	9.4	8.5
Research and development	2.0	2.4	1.6
Operating income	24.6	25.2	26.6

Other income (expense), net	11.8	(0.5)	(1.7)

Income before income tax provision	36.4	24.7	24.8

Income tax provision	8.9	6.5	6.8

Net income	27.5	18.2	18.1

Net income attributable to noncontrolling interests	7.3	2.9	6.0

Net income attributable to Photronics, Inc. shareholders	20.2%	15.3%	12.1%

Note: All the following tabular comparisons, unless otherwise indicated, are for the three months ended February 2, 2025 (Q1 FY25), October 31, 2024 (Q4 FY24) and January 28, 2024 (Q1 FY24). The tables in this item may not foot due to rounding.

Revenue

Our quarterly revenues can be affected by the seasonal purchasing practices of our customers. As a result, demand for our products is typically reduced during the first quarter of our fiscal year by the North American, European, and Asian holiday periods, as some of our customers reduce their development and, consequently, their buying activities during those periods.

The following tables present changes in revenue disaggregated by product type and geographic origin, in Q1 FY25 from revenue in prior reporting periods.

Quarterly Changes in Revenue by Product Type ($ in millions)

	Q1 FY25 compared with Q4 FY24			Q1 FY25 compared with Q1 FY24
	Revenue in Q1 FY25	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change
IC
High-end *	$60.1	$0.1	0.1%	$(0.8)	(1.3)%
Mainstream	93.9	(9.9)	(9.5)%	(2.9)	(3.0)%

Total IC	$154.0	$(9.8)	(6.0)%	$(3.7)	(2.3)%

FPD
High-end *	$49.7	$1.3	2.7%	$(0.9)	(1.9)%
Mainstream	8.5	(2.0)	(19.0)%	0.4	4.6%

Total FPD	$58.2	$(0.7)	(1.2)%	$(0.5)	(1.0)%

Total Revenue	$212.1	$(10.5)	(4.7)%	$(4.2)	(1.9)%

* High-end photomasks typically have higher ASPs than mainstream products.

Quarterly Changes in Revenue by Geographic Origin ($ in millions) **

	Q1 FY25 compared with Q4 FY24			Q1 FY25 compared with Q1 FY24
	Revenue in Q1 FY25	Increase (Decrease)	Percent Change	Increase (Decrease)	Percent Change

Taiwan	$73.0	$3.3	4.8%	$(1.9)	(2.6)%
China	53.6	(7.3)	(11.9)%	(4.6)	(7.9)%
South Korea	40.2	0.3	0.6%	(0.1)	(0.2)%
United States	36.9	(4.9)	(11.7)%	4.2	12.7%
Europe	7.9	(1.9)	(19.4)%	(1.8)	(18.2)%
Other	0.5	-	(4.3)%	-	2.4%
Total revenue	$212.1	$(10.5)	(4.7)%	$(4.2)	(1.9)%

** This table disaggregates revenue by the location in which it was earned.

Revenue in Q1 FY25 of $212.1 million represented a decrease of 4.7 % compared with Q4 FY24 primarily due to seasonal softness, and a decrease of 1.9% from Q1 FY24, due to mainstream weakness in Asia and Europe.

IC revenue decreased $9.8 million or 6.0% in Q1 FY25 from Q4 FY24 primarily due to a decrease in mainstream of $9.9 million or 9.5% as a result of the overall softness of semiconductor industry. Comparing Q1 FY25 to Q1 FY24, IC revenue decreased $3.7 million or 2.3% mainly due to reduced demand in Asia and Europe.

FPD revenue decreased $0.7 million or 1.2% in Q1 FY25 from Q4 FY24 and $0.5 million or 1.0% from Q1 FY24 as a result of industry softness.

Gross Margin ($ in millions)

	Q1 FY25	Q4 FY24	Percent Change	Q1 FY24	Percent Change
Gross profit	$75.5	$82.3	(8.2)%	$79.3	(4.7)%
Gross margin	35.6%	37.0%		36.6%

Gross margin decreased by 140 basis points in Q1 FY25 as compared to Q4 FY24, primarily as a result of the decrease in revenue of 4.7%, partially offset by a decrease in material costs of 2.5%, or 55 basis points as a percentage of revenue and a decrease in equipment and other costs of goods sold of 5.0%, or 9 basis points as a percentage of revenue.

Gross margin decreased by 100 basis points in Q1 FY25, from Q1 FY24, primarily as a result of the decrease in revenue of 1.9%, partially offset by a decrease in material costs of 2.7%, or 16 basis points as a percentage of revenue and a decrease in Labor and Benefits of 2.8%, or 10 basis points as a percentage of revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $19.1 million in Q1 FY25, compared with $21.0 million in Q4 FY24, and $18.3 million in Q1 FY24. The $1.9 million decrease from Q4 FY24 was primarily the result of compensation and related expenses of $0.9 million and professional fees of $0.7 million. The $0.8 million increase from Q1 FY24 was primarily the result of increased professional fees of $0.5 million.

Research and Development Expenses

Research and development expenses, which primarily consist of development and qualification efforts related to process technologies for high-end IC and FPD applications, decreased $1.0 million to $4.3 million in Q1 FY25 from Q4 FY24; the decrease was primarily caused by reduced qualification activities in Asia. Research and development expenses in Q1 FY25 increased by $0.8 million from Q1 FY24 as a result of increased development activities in the U.S.

Other Income (Expense) ($ in millions)

	Q1 FY25	Q4 FY24	Q1 FY24
Foreign currency transactions impact, net	$18.4	$(7.7)	$(8.9)
Interest expense, net	(0.0)	(0.1)	(0.1)
Interest income and other income, net	6.6	6.8	5.3

Other Income (expense), net	$25.0	$(1.0)	$(3.7)

Other Income (expense) increased in Q1 FY25 from Q4 FY24 by $26.0 million and from Q1 FY24 by $28.7 million, primarily due to foreign currency impacts. The foreign currency impacts were primarily driven by favorable movements of the New Taiwan dollar and the South Korean won, against the U.S. dollar.

Income Tax Provision ($ in millions)

	Q1 FY25	Q4 FY24	Q1 FY24

Income tax provision	$18.9	$14.6	$14.7
Effective income tax rate	24.5%	26.6%	27.3%

On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation with varying effective dates. The Company is currently subject to Pillar Two, but we estimate that the financial impact is immaterial. We will continuously evaluate the potential impact of the Pillar Two Framework to ensure we are compliant in the future.

The effective income tax rate is sensitive to the jurisdictional mix of earnings, due in part to the non-recognition of tax benefits on losses in jurisdictions with valuation allowances.

The effective income tax rate decrease in Q1 FY25, compared with Q4 FY24, is primarily due to changes in the jurisdictional mix of earnings and a decrease in foreign taxes in Q1 FY25.

The effective income tax rate decrease in Q1 FY25, compared with Q1 FY24, is primarily due to changes in the jurisdictional mix of earnings and a decrease in foreign taxes in Q1 FY25.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $15.4 million in Q1 FY25, compared with $6.4 million in Q4 FY24; the increase was the result of a net increase in the net income of the Company’s joint venture operations. Net income attributable to noncontrolling interests increased by $2.5 million in Q1 FY25 from Q1 FY24, as a result of increased net income at the Company’s Taiwan-based IC facilities.

Liquidity and Capital Resources

Cash and cash equivalents were $642.2 million and $598.5 million as of February 2, 2025, and October 31, 2024, respectively. During Q1 2025 all our short-term investments matured. As of February 2, 2025, total cash and cash equivalents included $550.2 million held by foreign subsidiaries, including an aggregate of $366.8 million held by our joint ventures in Taiwan and China. In addition, we currently have CNY 200 million (approximately $27.7 million) of borrowing capacity in China to support local operations. See Note 7 – Debt to the consolidated financial statements for additional information on the Company’s outstanding debt and currently available financing. The Company’s primary sources of liquidity are the Company’s cash on hand and cash we generate from operations.

We continually evaluate alternatives for efficiently funding the Company’s capital expenditures and ongoing operations. These reviews may result in the Company’s engagement in a variety of investing and financing transactions, in the transfer of cash among subsidiaries, and/or the repatriation of cash to the U.S. The transfer of funds among subsidiaries could be subject to foreign withholding taxes; in certain jurisdictions, repatriation of these funds to the U.S. may subject them to U.S. state income taxes and/or local country withholding taxes. We believe that the Company’s liquidity, including available financing, is sufficient to meet the Company’s requirements through the next twelve months and thereafter for the foreseeable future. Through the utilization of the Company’s existing liquidity, cash we generate from operations and short-term investments, we plan to continue to invest in the Company’s business, with the Company’s investments targeted to align with the Company’s customers’ technology road maps. In addition, we stand ready to invest in mergers, acquisitions, or strategic partnerships, should a suitable opportunity arise.

We estimate capital expenditures for the Company’s fiscal year 2025 will be approximately $200 million mainly in Asia and the U.S.; these investments will be targeted towards high-end and mainstream capacity that will increase the Company’s operating capability and efficiency and enable us to support the Company’s customers’ near-term demands. As of February 2, 2025, we had outstanding capital commitments of approximately $170.3 million and accrued liabilities related to capital equipment purchases of approximately $13.9 million. Although payment timing could vary, primarily as a result of the timing of tool delivery, installation and testing, we currently estimate that we will fund $175.4 million of the Company’s total $184.2 million committed and recognized obligations for capital expenditures over the next twelve months.

On August 28, 2024, the Board of Directors authorized an increase to the Company’s existing share repurchase program from the remaining $31.7 million to $100 million. During Q1 FY25, the Company repurchased 195,079 shares for $4.6 million. As of February 2, 2025, there was $95.4 million remaining under the August 28, 2024 authorization. Depending on market conditions, we may utilize some or the entire remaining approved amount to reacquire additional shares.

As discussed in Note 6 – PDMCX Joint Venture of the Company’s consolidated financial statements, DNP, the noncontrolling interest in the Company’s China-based joint venture has, under certain circumstances, the right to put its interest in the joint venture to Photronics, or to purchase the Company’s interest in the joint venture. Under all such circumstances, the sale of DNP’s interest would be at its ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance. As of the date of issuance of this report, DNP had not indicated its intention to exercise this right. As of February 2, 2025, Photronics and DNP each had net investments in this joint venture of approximately $141.8 million.

Cash Flows

	Q1 FY25	Q1 FY24
Net cash provided by operating activities	$78.5	$41.5
Net cash provided by (used in) investing activities	$6.8	$(42.2)
Net cash used in financing activities	$(20.5)	$(2.9)

Operating Activities: Net cash provided by operating activities reflects net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, and the effects of changes in operating assets and liabilities. Net cash provided by operating activities increased by $37.0 million in the first quarter of FY25, compared with the same period of FY24, primarily due to increased net cash-favorable changes in working capital, predominantly in Asia.

Investing Activities:  Net cash flows provided by investing activities increased by $49.0 million in the first quarter of FY25, compared to the cash flows used in investing activities in the same period of FY24, primarily driven by an additional maturity of short-term investments of $39.0 million, partially offset by a decrease of purchases of property, plant and equipment of $8.1 million.

Financing Activities: Net cash used in financing activities increased by $17.6 million in the first quarter FY25, compared to the same period of FY24. This was primarily driven by an increase in debt repayment of $14.1 million and share repurchase of $4.6 million.

The Company’s cash, cash equivalents, and restricted cash balances were negatively impacted by changes in foreign currency exchange rates during the first quarter of FY25 by $34.2 million.

Non-GAAP Financial Measures

Non-GAAP Net Income attributable to Photronics, Inc. shareholders and non-GAAP diluted earnings per share are “non-GAAP financial measures” as such term is defined by Regulation G of the Securities and Exchange Commission and may differ from similarly named non-GAAP financial measures used by other companies. The financial tables below reconcile Photronics, Inc. financial results under U.S. GAAP to our non-GAAP financial information. We believe these non-GAAP financial measures that exclude certain items are useful for analysts and investors to evaluate the Company’s on-going performance because they enable a more meaningful comparison of historical results of the Company’s core business. These non-GAAP metrics are not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to Net income (loss), Net income (loss) per share, or any other measure of consolidated results under U.S. GAAP. The items excluded from these non-GAAP metrics but included in the calculation of their closest U.S. GAAP equivalent, are significant components of the condensed consolidated statement of income and must be considered in performing a comprehensive assessment of overall financial performance.

The following table reconciles U.S. GAAP to Non-GAAP Income for the indicated periods. The columns may not foot due to rounding.
	Three Months ended
	Feb 2, 2025	Oct 31, 2024	Jan 28, 2024
Reconciliation of U.S. GAAP to Non-GAAP Net Income:

U.S. GAAP Net Income attributable to Photronics, Inc. shareholders	$42,851	$33,869	$26,180
FX loss (gain)	(18,443)	7,758	8,909
Estimated tax effects of above	5,152	(1,936)	(2,244)
Estimated noncontrolling interest effects of above	2,823	(2,637)	(2,939)
Non-GAAP Net Income attributable to Photronics, Inc. shareholders	32,383	$37,054	$29,906

Weighted-average number of common shares outstanding - Diluted	62,661	62,456	62,283

Reconciliation of U.S. GAAP to Non-GAAP EPS:

U.S. GAAP diluted earnings per share	$0.68	$0.54	$0.42
Effects of the above non-GAAP adjustments	(0.16)	0.05	0.06
Non-GAAP diluted earnings per share	$0.52	$0.59	$0.48

Business Outlook

Our current business outlook and guidance was provided in the Photronics Q1 FY25 earnings release, earnings presentation, and financial results conference call, but is not incorporated herein. These can be accessed in the investor section of our website - www.photronics.com. Information included on our website is not incorporated in this Form 10-Q.

Our future results of operations and the other forward-looking statements contained in this filing and in the Photronics Q1 FY25 earnings release, and the related financial results conference call and earnings presentation involve a number of risks and uncertainties, some of which were discussed in Part I, Item 1A of our 2024 Form 10-K. These factors and a number of other unforeseeable factors could cause actual results to differ materially from our expectations.

Critical Accounting Estimates

Please refer to Part II, Item 7 of our 2024 Form 10-K for discussion of our critical accounting estimates. There have been no changes to our critical accounting estimates since the filing of our Form 10-K for the year ended October 31, 2024.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We conduct business in several major currencies throughout our worldwide operations, and our financial performance may be affected by fluctuations in the exchange rates of these currencies. Changes in exchange rates can positively or negatively affect our reported revenue, operating income, assets, liabilities, and equity. The functional currencies of our Asian subsidiaries are the South Korean won, the New Taiwan dollar, the Chinese yuan, and the Singapore dollar. The functional currencies of our European subsidiaries are the British pound and the euro. In addition, we engage in transactions and have exposures to the Japanese yen.

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

Our primary net foreign currency exposures as of February 2, 2025, included the South Korean won, the Japanese yen, the New Taiwan dollar, the Chinese yuan, the Singapore dollar, the British pound sterling, and the euro. As of that date, a 10% adverse movement in the value of currencies different from the functional currencies of our subsidiaries would have resulted in a net unrealized pre-tax loss of $62.7 million, which represents an increase of $1.4 million from our exposure at October 31, 2024. Our most significant exposures at February 2, 2025, were exposures of the South Korean won, the Chinese yuan, and the New Taiwan dollar to the U.S. dollar, which were, respectively, $19.6 million, $7.3 million, and $33.0 million at that date. We do not believe that a 10% change in the exchange rates of non-US dollar currencies, other than the aforementioned currencies and the Japanese yen, would have had a material effect on our February 2, 2025, condensed consolidated financial statements.

Interest Rate Risk

A 10% adverse or favorable movement in the interest rates on our variable rate borrowings would not have had a material effect on the Company’s February 2, 2025, condensed consolidated financial statements, as there were no variable rate borrowings outstanding as of the balance sheet date.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first fiscal quarter ended February 2, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Please refer to Note 12 within Part I, Item 1 of this report for information on legal proceedings involving the Company.

Item 1A.	RISK FACTORS

There have been no material changes to our risk factors as set forth in “Item 1A. Risk Factors” in our 2024 Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In September 2020, the Company’s Board of Directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b-18 of the Exchange Act. The repurchase authorization by the Board of Directors has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions. From September 2020 through October 2022, the Company repurchased 5.8 million shares at a cost of $68.3 million. In August 2024, the Board of Directors authorized an increase to the Company’s existing share repurchase program from the remaining $31.7 million up to $100 million. During the three-month period ended February 2, 2025, the Company repurchased 195,079 shares at a cost $4.6 million pursuant to Rule 10b-18 of the Exchange Act. All shares repurchased under the program have been retired. As of February 2, 2025, $95.4 million remained available under this authorization for the repurchase of additional shares.

The following table provides information relating to the Company’s repurchase of common stock during the first quarter of fiscal year 2025. This table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

	Total Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased (in millions)

November 1, 2024 – December 1, 2024	-	-	-	$100
December 2, 2024 – December 29, 2024	-	-	-	$100
December 30, 2024 – February 2, 2025	195,079	$23.42	195,079	$95.4
Total	195,079		195,079

Certain lease arrangements include limitations on the amounts of dividends we may pay. Please refer to Note 7 of the condensed consolidated financial statements for information on these limitations.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

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

During the quarter ended February 2, 2025, the following directors and officers as defined in Rule 16a-1(f) of the Exchange Act, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K:

On December 19, 2024, Mitchell G. Tyson, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement (the “Tyson Plan”) providing for the sale of an aggregate of up to 30,000 shares of our common stock granted to Mr. Tyson under our compensation program. The first date any shares are permitted to be sold under the Tyson Plan is April 1, 2025 and the last day shares are permitted to be sold under the Tyson Plan is November 28, 2025.

On December 23, 2024, Christopher J. Progler, Ph.D., our Executive Vice President and Chief Technology Officer, adopted a Rule 10b5-1 trading arrangement (the “Progler Plan”) providing for the sale of an aggregate of up to 40,000 shares of our common stock granted to Dr. Progler under our compensation program. The first date any shares are permitted to be sold under the Progler Plan is March 24, 2025 and the last day shares are permitted to be sold under the Progler Plan is December 31, 2025.

The Tyson Plan and the Progler Plan are intended to satisfy the affirmative defense in Rule 10b5-1(c).

No other such plans or arrangements were adopted or terminated, including by modification, by any director or officer (as defined in Rule 16a-1 under the Exchange Act) during the quarter ended February 2, 2025.

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

Photronics, Inc.
(Registrant)

By:	/s/ ERIC RIVERA
ERIC RIVERA
Executive Vice President, Chief Financial Officer
(Principal Financial Officer /Principal Accounting Officer)

Date:	March 13, 2025