Form 10-Q
period 2025-05-04
PHOTRONICS INC
filed 2025-06-11
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2025
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
Yes ☐  No ☒

The registrant had 60,150,512 shares of common stock outstanding as of June 5, 2025.

PHOTRONICS, INC.
QUARTERLY REPORT ON FORM 10-Q
May 4, 2025

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

    Forward-looking statements within this Form 10-Q speak only as of the date of its filing, and we undertake no obligation to update any such statements to reflect changes in events or circumstances that may subsequently occur. Users of this Form 10-Q are cautioned that various factors may cause actual results to differ materially from those contained in any forward-looking statements found within this Form 10-Q and that they should not place undue reliance on any forward-looking statement. In addition, all forward-looking statements, whether written or oral and whether made by us or on our behalf, are expressly qualified by the risk factors provided in Part I, Item 1A “Risk Factors” contained in Form 10-K for the year ended October 31, 2024, filed with the SEC on December 19, 2024, as well as any additional risk factors we may provide in Part II, Item 1A in this Quarterly Report on Form 10-Q.

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PHOTRONICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	May 4, 2025	October 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$530,708	$598,485
Short-term investments	27,699	42,184
Accounts receivable, net of allowance of $1,171 in 2025 and $1,126 in 2024	195,977	200,830
Inventories	61,201	56,527
Other current assets	40,221	33,036
Total current assets	855,806	931,062

Property, plant and equipment, net	807,558	745,257
Deferred income taxes	24,727	23,059
Other assets	14,941	12,681
Total assets	$1,703,032	$1,712,059

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$11	$17,972
Accounts payable	89,484	78,717
Accrued liabilities	77,288	87,122
Total current liabilities	166,783	183,811

Long-term debt	19	25
Other liabilities	39,461	47,464
Total liabilities	206,263	231,300

Commitments and contingencies (Note 12)

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 58,711 shares issued and outstanding as of May 4, 2025, and 61,949 shares issued and outstanding as of October 31, 2024	587	619
Additional paid-in capital	489,205	514,757
Retained earnings	698,423	691,807
Accumulated other comprehensive loss	(87,295)	(86,319)
Total Photronics, Inc. shareholders’ equity	1,100,920	1,120,864
Noncontrolling interests	395,849	359,895
Total equity	1,496,769	1,480,759
Total liabilities and equity	$1,703,032	$1,712,059

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 4, 2025	April 28, 2024	May 4, 2025	April 28, 2024
Revenue	$210,992	$217,000	$423,130	$433,334
Cost of goods sold	133,086	137,749	269,689	274,828
Gross profit	77,906	79,251	153,441	158,506

Operating expenses:
Selling, general, and administrative	18,099	18,996	37,201	37,317
Research and development	4,090	4,292	8,346	7,736
Total operating expenses	22,189	23,288	45,547	45,053

Other operating income, net	-	89	-	89
Operating income	55,717	56,052	107,894	113,542

Other income (expense):
Foreign currency transactions impact, net	(31,111)	14,766	(12,668)	5,858
Interest income and other income, net	5,329	5,878	11,915	11,128
Interest expense	(4)	(110)	(52)	(200)
Income before income tax provision	29,931	76,586	107,089	130,328

Income tax provision	5,714	20,214	24,615	34,874

Net income	24,217	56,372	82,474	95,454

Net income attributable to noncontrolling interests	15,356	20,121	30,762	33,023

Net income attributable to Photronics, Inc. shareholders	$8,861	$36,251	$51,712	$62,431

Earnings per share:
Basic	$0.15	$0.59	$0.84	$1.01
Diluted	$0.15	$0.58	$0.84	$1.00

Weighted-average number of common shares outstanding:
Basic	60,793	61,771	61,443	61,613
Diluted	60,974	62,409	61,817	62,346

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	May 4, 2025	April 28, 2024	May 4, 2025	April 28, 2024
Net income	$24,217	$56,372	$82,474	$95,454

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	47,124	(39,198)	4,208	(7,705)
Other	(61)	82	8	55
Net other comprehensive (loss) income	47,063	(39,116)	4,216	(7,650)

Comprehensive income	71,280	17,256	86,690	87,804

Less: comprehensive income attributable to noncontrolling interests	29,388	9,074	35,954	32,571

Comprehensive income attributable to Photronics, Inc. shareholders	$41,892	$8,182	$50,736	$55,233

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Three Months Ended May 4, 2025
	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of February 2, 2025	62,303	$623	$515,742	$731,709	$(120,325)	$366,460	$1,494,209

Net income	-	-	-	8,861	-	15,356	24,217
Other comprehensive income (loss)	-	-	-	-	33,030	14,033	47,063
Shares issued under equity plans	23	-	15	-	-	-	15
Share-based compensation expense	-	-	3,375	-	-	-	3,375
Purchase and retirement of common stock through repurchase program	(3,615)	(36)	(29,927)	(42,147)	-	-	(72,110)

Balance as of May 4, 2025	58,711	$587	$489,205	$698,423	$(87,295)	$395,849	$1,496,769

	Three Months Ended April 28, 2024
	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of January 28, 2024	61,746	$617	$502,903	$587,299	$(67,863)	$324,098	$1,347,054

Net income	-	-	-	36,251	-	20,121	56,372
Other comprehensive income (loss)	-	-	-	-	(28,069)	(11,047)	(39,116)
Shares issued under equity plans	53	1	(208)	-	-	-	(207)
Share-based compensation expense	-	-	3,926	-	-	-	3,926

Balance as of April 28, 2024	61,799	$618	$506,621	$623,550	$(95,932)	$333,172	$1,368,029

	Six Months Ended May 4, 2025
	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of October 31, 2024	61,949	$619	$514,757	$691,807	$(86,319)	$359,895	$1,480,759

Net income	-	-	-	51,712	-	30,762	82,474
Other comprehensive income (loss)	-	-	-	-	(976)	5,192	4,216
Shares issued under equity plans	572	6	(714)	-	-	-	(708)
Share-based compensation expense	-	-	6,710	-	-	-	6,710
Purchase and retirement of common stock through repurchase program	(3,810)	(38)	(31,548)	(45,096)	-	-	(76,682)

Balance as of May 4, 2025	58,711	$587	$489,205	$698,423	$(87,295)	$395,849	$1,496,769

	Six Months Ended April 28, 2024
	Photronics, Inc. Shareholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of October 31, 2023	61,310	$613	$502,010	$561,119	$(88,734)	$300,601	$1,275,609

Net income	-	-	-	62,431	-	33,023	95,454
Other comprehensive income (loss)	-	-	-	-	(7,198)	(452)	(7,650)
Shares issued under equity plans	489	5	(1,888)	-	-	-	(1,883)
Share-based compensation expense	-	-	6,499	-	-	-	6,499

Balance as of April 28, 2024	61,799	$618	$506,621	$623,550	$(95,932)	$333,172	$1,368,029

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	May 4, 2025	April 28, 2024

Cash flows from operating activities:
Net income	$82,474	$95,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,386	41,487
Share-based compensation	6,710	6,499
Changes in assets and liabilities:
Accounts receivable	4,293	(2,415)
Inventories	(4,694)	(4,407)
Other current assets	(6,932)	(4,340)
Accounts payable, accrued liabilities, and other	(12,318)	(14,284)

Net cash provided by operating activities	109,919	117,994

Cash flows from investing activities:
Purchases of property, plant and equipment	(95,749)	(63,311)
Purchases of short-term investments	(27,689)	(66,040)
Proceeds from maturities of short-term investments	41,482	13,234
Government incentives	1,166	1,419
Other	(57)	(6)

Net cash used in investing activities	(80,847)	(114,704)

Cash flows from financing activities:
Repayments of debt	(17,966)	(2,844)
Common stock repurchases	(76,682)	-
Proceeds from share-based arrangements	1,583	1,055
Net settlements of restricted stock awards	(2,007)	(2,938)

Net cash used in financing activities	(95,072)	(4,727)

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(1,697)	(3,839)

Net decrease in cash, cash equivalents, and restricted cash	(67,697)	(5,276)
Cash, cash equivalents, and restricted cash at beginning of period	601,243	501,867

Cash, cash equivalents, and restricted cash at end of period	533,546	496,591

Less: Ending restricted cash	2,838	2,686

Cash and cash equivalents at end of period	$530,708	$493,905

Supplemental disclosure of non-cash information:

Accruals for property, plant and equipment purchased not yet paid	$13,657	$7,871

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements (“the financial statements”) have been prepared in accordance with U.S. GAAP for interim financial reporting information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation have been included. The financial statements include the accounts of Photronics, its wholly owned subsidiaries, and the majority-owned subsidiaries, which it controls. All intercompany balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the fiscal year ended October 31, 2024, which provides additional information about the Company’s accounting policies and the methods and assumptions used in the Company’s estimates.

The Company’s business is typically impacted during the first quarter of the Company’s fiscal year by the North American, European, and Asian holiday periods, as some customers reduce their development and buying activities during this period. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2025.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, as well as qualitatively describe remaining amounts included in those captions. The guidance in this Update will be effective for Photronics in its fiscal year 2028 Form 10-K, with early application of the amendments allowed. The Company is currently evaluating the impact the adoption of this ASU may have on the Company’s consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this Update related to the rate reconciliation and income taxes paid disclosures to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments allow investors to better assess, in their capital allocation decisions, how an entity’s worldwide operations and related tax risks and tax planning and operational opportunities affect its income tax rate and prospects for future cash flows. The guidance in this Update will be effective for Photronics in its fiscal year 2026 Form 10-K, with early application of the amendments allowed. The Company is currently evaluating the effect of this ASU adoption on its disclosures.

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

NOTE 2 – ACCOUNTS RECEIVABLE, NET

The components of Accounts Receivable, net at the balance sheet dates are presented below.

	May 4,	October 31,
	2025	2024
Accounts Receivable	$165,411	$172,741
Unbilled Receivables	31,737	29,215
Allowance for Credit Losses	(1,171)	(1,126)
	$195,977	$200,830

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The Company invests excess cash in bank time deposits and various marketable securities. The Company’s classification of investments is as follows:

-	Maturing within three months or less from the date of purchase	Cash and cash equivalents
-	Maturing, as of the date of purchase, more than three months, but with remaining maturities of less than one year, from the balance sheet date	Short-term investments
-	Maturing one year or more from the balance sheet date	Long-term marketable investments

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

Level 3- These are investments where values are derived from techniques in which one or more significant inputs are unobservable.

The following are cash, cash equivalents and investments measured at fair value:

	May 4, 2025			October 31, 2024
	Cash and cash equivalents	Short-term investments	Total Fair Value	Cash and cash equivalents	Short-term investments	Total Fair Value
Cash	$188,730	$-	$188,730	$414,074	$-	$414,074
Level 1
U.S. Government Securities	28,855	9,489	38,344	-	-	-
Money market funds	13,421	-	13,421	36,322	-	36,322
Level 2
Commercial paper	56,287	668	56,955	-	-	-
Time deposits	243,415	17,542	260,957	148,089	42,184	190,273
	$530,708	$27,699	$558,407	$598,485	$42,184	$640,669
Restricted Cash (1)	2,838			2,758
Cash, cash equivalents, and restricted cash	$533,546			$601,243

(1) Restricted cash is included in other assets and primarily relates to land lease agreements and customs requirements.

Based upon the Company’s intent and ability to hold its time deposits to maturity (which maturities range up to twelve months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s U.S. Government Securities, Commercial paper and Money market funds are classified as available-for-sale. Available-for-sale investments are reported at fair value, with unrealized gains or losses (net of tax) reported in Accumulated other comprehensive income (loss). In the event of a sale of these securities, the Company would determine the cost of the investment sold at the specific individual security level and would include any gain or loss in Interest income and other income, net, where the Company also reports periodic interest earned and the amortization (accretion) of discounts (premiums) related to these investments. For the periods ended May 4, 2025 and October 31, 2024, the unrealized gains or losses related to short-term investments were immaterial.

NOTE 4 - INVENTORIES

The components of Inventories at the balance sheet dates are presented below.

	May 4, 2025	October 31, 2024
Raw materials	$59,938	$56,128
Work in process	1,239	398
Finished goods	24	1
	$61,201	$56,527

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Presented below are the components of Property, plant and equipment, net at the balance sheet dates.

	May 4, 2025	October 31, 2024
Land	$12,216	$11,419
Buildings and improvements	189,230	188,756
Machinery and equipment	2,062,158	1,990,610
Leasehold improvements	20,324	19,268
Furniture, fixtures, and office equipment	17,944	18,091
Construction in progress	122,474	91,213
	2,424,346	2,319,357
Accumulated depreciation and amortization	(1,616,788)	(1,574,100)
	$807,558	$745,257

Information on ROU assets resulting from finance leases, at the balance sheet dates, is presented below. During the first half of 2025, the Company exercised its early buy-out option for a high-end lithography tool and a high-end inspection tool. Please refer to Note 7 for further information.

	May 4, 2025	October 31, 2024
Machinery and equipment	$55	$42,815
Accumulated amortization	(45)	(10,522)
	$10	$32,293

The following table presents depreciation expense (including the amortization of ROU assets), related to property, plant and equipment incurred during the reporting periods.

	Three Months Ended		Six Months Ended
	May 4, 2025	April 28, 2024	May 4, 2025	April 28, 2024
Depreciation Expense	$19,505	$20,689	$40,207	$41,294

NOTE 6 - PDMCX JOINT VENTURE

In January 2018, Photronics, Inc., through its wholly owned Photronics Singapore PTE. LTD. subsidiary (hereinafter, within this Note “we”, “Photronics”, “us”, or “our”), and DNP, through its wholly owned subsidiary DNP Asia Pacific PTE, Ltd., entered into a joint venture under which DNP obtained a 49.99% interest in the Company’s IC business in Xiamen, China. The joint venture, which the Company refers to as “PDMCX”, was established to develop and manufacture photomasks for semiconductors. The Company entered into this joint venture to enable the Company to compete more effectively for the merchant photomask business in China, and to benefit from the additional resources and investment that DNP provides to enable the Company to offer advanced-process technology to the Company’s customers.

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

The following table presents net income the Company recorded from the operations of PDMCX during the reporting periods.

	Three Months Ended		Six Months Ended
	May 4, 2025	April 28, 2024	May 4, 2025	April 28, 2024
Net income from PDMCX	$7,557	$5,464	$10,925	$11,928

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

	May 4, 2025		October 31, 2024
Classification	Carrying Amount	Photronics Interest	Carrying Amount	Photronics Interest
Current assets	$171,717	$85,876	$174,059	$87,047
Noncurrent assets	167,187	83,610	151,039	75,535
Total assets	338,904	169,486	325,098	162,582

Current liabilities	39,477	19,742	40,691	20,350
Noncurrent liabilities	2,389	1,195	3,320	1,660
Total liabilities	41,866	20,937	44,011	22,010

Net assets	$297,038	$148,549	$281,087	$140,572

NOTE 7 - DEBT

The balance of long-term debt and its current portion is comprised of the following finance leases as described below:

	May 4, 2025	October 31, 2024
Principal due:
Next 12 months	$11	$17,972
Months 13 – 24	$12	$12
Months 25 – 36	7	12
Months 37 – 48	-	1
Months 49 – 60	-	-
Long-term debt	19	25
Total debt	$30	$17,997

Interest rate at balance sheet date	N/A	N/A
Basis spread on interest rates	N/A	N/A
Interest rate reset	N/A	N/A
Maturity date	N/A	N/A
Periodic payment amount	Varies as Lease matures	Varies as Lease matures
Periodic payment frequency	Monthly	Monthly
Loan collateral (carrying amount) (1)	$10	$32,293

(1)	Represents the carrying amount at the balance sheet date of the related ROU assets, in which the lessors have secured interests.

Finance Leases

In February 2021, the Company entered into a five-year $7.2 million finance lease for a high-end inspection tool. Monthly payments on the lease, which commenced in February 2021, were $0.1 million per month. Upon the fiftieth monthly payment and prior to payment of the fifty-first monthly payment, the Company could exercise an early buyout option to purchase the tool for $2.4 million. After the original term or any renewal periods, the Company could return the tool, elect to extend the lease, or purchase the tool at its fair market value. The Company exercised the early buyout option to purchase the tool for $2.4 million during the second quarter of fiscal year 2025.

In December 2020, the Company entered into a five-year $35.5 million finance lease for a high-end lithography tool. Monthly payments on the lease, which commenced in January 2021, increased from $0.04 million during the first three months to $0.6 million for the following nine months, followed by forty-eight monthly payments of $0.5 million. The lease agreement provided an early buyout option to purchase the tool for $14.1 million, which the Company exercised during the first quarter of fiscal year 2025.

Xiamen Working Capital Loans

In November 2018, PDMCX obtained approval for revolving, unsecured credit of CNY 200 million ($25 million), pursuant to which PDMCX may enter into separate loan agreements with varying terms to maturity. In December 2022, the Company repaid the Company’s entire outstanding balance of CNY 25.6 million ($3.6 million). The interest rates are variable, based on the CNY Loan Prime Rate of the National Interbank Funding Center. Interest incurred on the loans related to the amount borrowed was eligible for reimbursement through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provided for such reimbursements up to a prescribed limit and duration. This facility is subject to annual reviews and extensions. In August 2024, the Company was issued an extension to the revolving, unsecured credit agreement for CNY 200 million (approximately $27.5 million) with an expiration date of July 31, 2025. As of May 4, 2025, PDMCX had no outstanding borrowings against the approval.

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

Contract Assets, Contract Liabilities, and Accounts Receivable

The Company recognizes a contract asset when its performance under a contract precedes the Company’s receipt of consideration from a customer, or before payment is due, and the right to receive consideration is conditional upon factors other than the passage of time. Contract assets reflect the Company’s transfer of control to customers of photomasks that are in process or completed but not yet shipped to customers. A receivable is recognized when the Company has an unconditional right to payment, which generally occurs upon the shipment of the photomasks. The Company’s contract assets primarily consist of in-process production orders and fully manufactured photomasks which have not yet shipped, for which the Company has an enforceable right to consideration (including a reasonable profit) in the event the in-process orders are cancelled by customers. On an individual contract basis, the Company nets contract assets with contract liabilities (deferred revenue) for financial reporting purposes. The Company did not identify impairment indicators for any outstanding contract assets during the three-month or six-month periods ended May 4, 2025, or April 28, 2024.

The following table provides information about the Company’s contract balances at the balance sheet dates.

Classification	May 4, 2025	October 31, 2024
Contract Assets
Other current assets	$14,837	$11,532

Contract Liabilities
Accrued liabilities	$11,893	$12,375
Other liabilities	5,765	8,910
	$17,658	$21,285

The Company did not recognize any revenue from performance obligations satisfied in the previous periods. The following table presents revenue recognized from contract liabilities that existed at the beginning of the reporting periods.

	Three Months Ended		Six Months Ended
	May 4, 2025	April 28, 2024	May 4, 2025	April 28, 2024
Revenue recognized from beginning liability	$2,589	$6,495	$5,745	$7,746

The Company generally records accounts receivable at their billed amounts. All outstanding past due customer invoices are reviewed for collectability during, and at the end of, every reporting period. To the extent the Company believes a loss on the collection of a customer invoice is probable, the Company would record the loss and credit an allowance for credit losses. In the event that an amount is determined to be uncollectible, the Company charges the allowance for credit losses and derecognizes the related receivable. The Company did not incur any credit losses on the Company’s accounts receivable during the three-month or six-month periods ended May 4, 2025, or April 28, 2024.

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

Disaggregation of Revenue

The following tables present the Company’s revenue for the three-month and six-month periods ended May 4, 2025, and April 28, 2024, disaggregated by product type, geographic origin, and timing of recognition.

	Three Months Ended		Six Months Ended
Revenue by Product Type	May 4, 2025	April 28, 2024	May 4, 2025	April 28, 2024
IC
High-end	$59,299	$58,042	$119,405	$118,918
Mainstream	96,578	102,886	190,429	199,599
Total IC	$155,877	$160,928	$309,834	$318,517

FPD
High-end	$43,613	$47,977	$93,292	$98,593
Mainstream	11,502	8,095	20,004	16,224
Total FPD	$55,115	$56,072	$113,296	$114,817

	$210,992	$217,000	$423,130	$433,334

	Three Months Ended		Six Months Ended
Revenue by Geographic Origin*	May 4, 2025	April 28, 2024	May 4, 2025	April 28, 2024
Taiwan	$75,060	$75,410	$148,094	$150,376
China	58,742	58,693	112,300	116,829
South Korea	37,594	39,286	77,831	79,621
United States	30,727	33,314	67,626	66,047
Europe	8,153	9,926	16,094	19,631
Other	716	371	1,185	830
	$210,992	$217,000	$423,130	$433,334

* This table disaggregates revenue by the location in which it was earned.

	Three Months Ended		Six Months Ended
Revenue by Timing of Recognition	May 4, 2025	April 28, 2024	May 4, 2025	April 28, 2024
Over time	$200,188	$211,189	$405,264	$414,716
At a point in time	10,804	5,811	17,866	18,618
	210,992	217,000	423,130	433,334

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

NOTE 9 - SHARE-BASED COMPENSATION

On April 2, 2025, at its annual meeting of shareholders, the shareholders of Photronics, Inc., approved the Company’s 2025 Equity Incentive Compensation Plan (the “2025 Plan”) under which incentive stock options, non-qualified stock options, stock grants, stock-based awards, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and other stock or cash awards may be granted. Shares to be issued under the 2025 Plan may be authorized and unissued shares, issued shares that have been re-acquired by the Company (in the open market or in private transactions), or a combination thereof. The maximum number of shares of common stock that may be issued under the 2025 Plan is five million shares. At the time of approval of the 2025 Plan, the Company’s 2016 Equity Incentive Compensation Plan (which was largely replicated by the 2025 Plan) was due to expire in early 2026, and had a limited quantity of shares remaining available for issuance. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of Photronics or its subsidiaries. In the event of a change in control (as defined in the Plan), the vesting of awards may be accelerated. The Plan prohibits further awards from being issued under prior plans. The table below presents information on the Company’s share-based compensation expenses.

	Three Months Ended		Six Months Ended
	May 4,	April 28,	May 4,	April 28,
	2025	2024	2025	2024
Expense reported in:
Cost of goods sold	$785	$669	$1,562	$1,263
Selling, general, and administrative	2,288	2,987	4,556	4,737
Research and development	302	270	592	499
Total expense incurred	$3,375	$3,926	$6,710	$6,499

Expense by award type:
Restricted stock awards	$2,809	$3,926	$6,086	$6,499
Restricted stock units	509	-	509	-
Employee stock purchase plan	57	-	115	-
Total expense incurred	$3,375	$3,926	$6,710	$6,499

Income tax benefits on share-based compensation	$406	$323	$852	$421

Restricted Stock Awards

The Company has historically granted restricted stock awards on a periodic basis, the restrictions on which typically lapse over a service period of one to four years. The fair value of the awards is determined on the date of grant, based on the closing price of the Company’s common stock. The table below presents information on the Company’s restricted stock awards.

	Three Months Ended		Six Months Ended
	May 4,	April 28,	May 4,	April 28,
	2025	2024	2025	2024
Number of shares granted in period	237,738	-	583,238	825,050
Weighted-average grant-date fair value of awards (in dollars per share)	$21.28	$-	$23.42	$29.77
Compensation cost not yet recognized	$27,028	$28,695	$27,028	$28,695
Weighted-average amortization period for cost not yet recognized (in years)	3.0	3.1	3.0	3.1
Shares outstanding at balance sheet date	1,439,672	1,560,540	1,439,672	1,560,540

Restricted Stock Units

 Commencing Q2 FY25, the company began granting restricted stock units, the restrictions on which typically lapse over a service period of one to four years. The fair value of the awards is determined on the date of grant, based on the closing price of the Company’s common stock. The table below presents information on the Company’s restricted stock awards.

	Three Months Ended		Six Months Ended
	May 4,	April 28,	May 4,	April 28,
	2025	2024	2025	2024
Number of units granted in period	52,836	-	52,836	-
Weighted-average grant-date fair value of awards (in dollars per share)	$22.52	$-	$22.52	$-
Compensation cost not yet recognized	$681	$-	$681	$-
Weighted-average amortization period for cost not yet recognized (in years)	0.8	-	0.8	-
Restricted stock units outstanding at balance sheet date	33,966	-	33,966	-

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

	Three Months Ended		Six Months Ended
	May 4,	April 28,	May 4,	April 28,
	2025	2024	2025	2024
Number of options granted in period	-	-	-	-
Cash received from options exercised	$26	$119	$1,298	$1,055
Compensation cost not yet recognized	$-	$-	$-	$-
Weighted-average amortization period for cost not yet recognized (in years)	-	-	-	-

Information regarding outstanding and exercisable option awards as of May 4, 2025, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding and exercisable at May 4, 2025	148,075	$10.72	1.80	$1,259

NOTE 10 - INCOME TAXES

The Company calculates its provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. The table below sets forth the primary reasons that the Company’s effective income tax rates differed from the U.S. statutory tax rates in effect during the periods ended May 4, 2025 and April 28, 2024.

Reporting Period	U.S. Statutory Tax Rates	Photronics Effective Tax Rates	Primary Reasons for Differences

Three months ended May 4, 2025	21.0%	19.1%
Non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances, non-U.S. pre-tax income being taxed at higher statutory rates in the non-U.S. jurisdictions, and changes in uncertain tax positions in non-U.S. jurisdictions.

Three months ended April 28, 2024	21.0%	26.4%
Non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances, non-U.S. pre-tax income being taxed at higher statutory rates in the non-U.S. jurisdictions and the establishment of uncertain tax positions in non-U.S. jurisdictions.

Six months ended May 4, 2025	21.0%	23.0%	Non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances, non-U.S. pre-tax income being taxed at higher statutory rates in the non-U.S. jurisdictions, and changes in uncertain tax positions in non-U.S. jurisdictions.

Six months ended April 28, 2024	21.0%	26.8%	Non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances, non-U.S. pre-tax income being taxed at higher statutory rates in the non-U.S. jurisdictions, and the establishment of uncertain tax positions in non-U.S. jurisdictions.

Uncertain Tax Positions

Although the timing of reversal of uncertain tax positions may be uncertain, as they can be dependent upon the settlement of tax audits, the Company believes that the amount of uncertain tax positions (including interest and penalties, and net of tax benefits) that may be resolved over the next twelve months is immaterial. Resolution of these uncertain tax positions may result from either or both the lapses of statutes of limitations and tax settlements. The Company is no longer subject to tax authority examinations in the U.S., major foreign, or state tax jurisdictions for years prior to fiscal year 2019. The table below presents information on unrecognized tax benefits as of the balance sheet dates.

	May 4, 2025	October 31, 2024
Unrecognized tax benefits related to uncertain tax positions	$14,006	$14,720
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$14,006	$14,720
Accrued interest and penalties related to uncertain tax positions	$1,327	$1,028

NOTE 11 - EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	May 4, 2025	April 28, 2024	May 4, 2025	April 28, 2024
Net income attributable to Photronics, Inc. shareholders	$8,861	$36,251	$51,712	$62,431

Weighted-average common shares outstanding (in thousands):
Basic	60,793	61,771	61,443	61,613
Effect of dilutive securities:
Share-based awards	181	638	374	733
Dilutive common shares	181	638	374	733

Weighted-average common shares - Diluted	60,974	62,409	61,817	62,346

Earnings per share attributable to Photronics, Inc. shareholders:
Basic	$0.15	$0.59	$0.84	$1.01
Diluted	$0.15	$0.58	$0.84	$1.00

The table below illustrates the outstanding weighted-average share-based awards that were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be antidilutive.

	Three Months Ended		Six Months Ended
	May 4, 2025	April 28, 2024	May 4, 2025	April 28, 2024
Share-based payment awards in shares	1,099	-	793	121
Total potentially dilutive shares excluded	1,099	-	793	121

NOTE 12 - COMMITMENTS AND CONTINGENCIES

As of May 4, 2025, the Company’s unrecognized commitments for the acquisition of property, plant and equipment were $164.8 million, including commitments with a remaining term in excess of one year of approximately $122.2 million. This amount does not include the Company’s commitments under the Company’s debt and lease arrangements.

The Company is subject to various other claims that arise in the ordinary course of business. The Company believes that the Company’s potential liability under such claims, individually or in the aggregate, will not have a material effect on the Company’s consolidated financial statements.

NOTE 13 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME BY COMPONENT

The following tables set forth the changes in the Company’s accumulated other comprehensive (loss) income by component (net of tax) for the three-month and six-month periods ended May 4, 2025, and April 28, 2024.

	Three Months Ended May 4, 2025
	Foreign Currency Translation Adjustments	Other	Total

Balance at February 2, 2025	$(119,629)	$(696)	$(120,325)
Other comprehensive (loss) income	47,124	(61)	47,063
Other comprehensive (loss) income attributable to noncontrolling interests	(14,063)	30	(14,033)

Balance at May 4, 2025	$(86,568)	$(727)	$(87,295)

	Three Months Ended April 28, 2024
	Foreign Currency Translation Adjustments	Other	Total

Balance at January 28, 2024	$(67,160)	$(703)	$(67,863)
Other comprehensive (loss) income	(39,198)	82	(39,116)
Other comprehensive (loss) income attributable to noncontrolling interests	11,087	(40)	11,047

Balance at April 28, 2024	$(95,271)	$(661)	$(95,932)

	Six Months Ended May 4, 2025
	Foreign Currency Translation Adjustments	Other	Total

Balance at October 31, 2024	$(85,587)	$(732)	$(86,319)
Other comprehensive income	4,208	8	4,216
Other comprehensive loss attributable to noncontrolling interests	(5,189)	(3)	(5,192)

Balance at May 4, 2025	$(86,568)	$(727)	$(87,295)

	Six Months Ended April 28, 2024
	Foreign Currency Translation Adjustments	Other	Total

Balance at October 31, 2023	$(88,044)	$(690)	$(88,734)
Other comprehensive (loss) income	(7,705)	55	(7,650)
Other comprehensive (loss) income attributable to noncontrolling interests	478	(26)	452

Balance at April 28, 2024	$(95,271)	$(661)	$(95,932)

NOTE 14 - SHARE REPURCHASE PROGRAM

In September 2020, the Company’s Board of Directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b-18 of the Exchange Act. The repurchase authorization by the Board of Directors has no expiration date, does not obligate the Company to acquire any common stock, and is subject to market conditions. From September 2020 through October 2022, the Company repurchased 5.8 million shares at a cost of $68.3 million. In August 2024, the Board of Directors authorized an increase to the Company’s existing share repurchase program from the remaining $31.7 million up to $100 million. During the three-month period ended May 4, 2025, the Company repurchased 3.6 million shares at a cost of $72.1 million pursuant to Rule 10b-18 of the Exchange Act. During the six-month period ended May 4, 2025, the Company repurchased 3.8 million shares at a cost of $76.7 million pursuant to Rule 10b-18 of the Exchange Act. All shares repurchased under the program have been retired. No shares were repurchased during the three- or six-month period ended April 28, 2024. As of May 4, 2025, $23.3 million remained available under this authorization for the repurchase of additional shares.

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

Results of Operations

The following tables present selected operating information expressed as a percentage of revenue. The columns may not foot due to rounding.

	Three Months Ended			Six Months Ended
	May 4,	February 2,	April 28,	May 4,	April 28,
	2025	2025	2024	2025	2024
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.1	64.4	63.5	63.7	63.4
Gross profit	36.9	35.6	36.5	36.3	36.6

Operating expenses:
Selling, general, and administrative	8.6	9.0	8.8	8.8	8.6
Research and development	1.9	2.0	2.0	2.0	1.8
Operating income	26.4	24.6	25.8	25.5	26.2

Other income (expense), net	(12.2)	11.8	9.5	(0.2)	3.9

Income before income tax provision	14.2	36.4	35.3	25.3	30.1

Income tax provision	2.7	8.9	9.3	5.8	8.0

Net income	11.5	27.5	26.0	19.5	22.0

Net income attributable to noncontrolling interests	7.3	7.3	9.3	7.3	7.6

Net income attributable to Photronics, Inc. shareholders	4.2%	20.2%	16.7%	12.2%	14.4%

Note: All the following tabular comparisons, unless otherwise indicated, are for the three months ended May 4, 2025 (Q2 FY25), February 2, 2025 (Q1 FY25) and April 28, 2024 (Q2 FY24) and for the six months ended May 4, 2025 (YTD FY25) and April 28, 2024 (YTD FY24).

Revenue

Our quarterly revenues can be affected by the seasonal purchasing practices of our customers. As a result, demand for our products is typically reduced during the first quarter of our fiscal year by the North American, European, and Asian holiday periods, as some of our customers reduce their development and, consequently, their buying activities during those periods.

The following tables present changes in revenue disaggregated by product type and geographic origin, in Q2 FY25 from revenue in prior reporting periods.

Changes in Revenue by Product Type ($ in millions)

	Q2 FY25 compared with Q1 FY25			Q2 FY25 compared with Q2 FY24		YTD FY25 compared with YTD FY24
	Revenue in	Increase	Percent	Increase	Percent	Revenue in	Increase	Percent
	Q2 FY25	(Decrease)	Change	(Decrease)	Change	YTD FY25	(Decrease)	Change
IC
High-end*	$59.3	$(0.8)	(1.3)%	$1.3	2.2%	$119.4	$0.5	0.4%
Mainstream	96.6	2.7	2.9%	(6.3)	(6.1)%	190.4	(9.2)	(4.6)%

Total IC	$155.9	$1.9	1.2%	$(5.0)	(3.1)%	$309.8	$(8.7)	(2.7)%

FPD
High-end*	$43.6	$(6.1)	(12.2)%	$(4.4)	(9.1)%	$93.3	$(5.3)	(5.4)%
Mainstream	11.5	3.1	35.3%	3.4	42.1%	20.0	3.8	23.3%

Total FPD	$55.1	$(3.0)	(5.3)%	$(1.0)	(1.7)%	$113.3	$(1.5)	(1.3)%

Total Revenue	$211.0	$(1.1)	(0.5)%	$(6.0)	(2.8)%	$423.1	$(10.2)	(2.4)%

  * High-end photomasks typically have higher ASPs than mainstream products.

Changes in Revenue by Geographic Origin ($ in millions) **

	Q2 FY25 compared with Q1 FY25			Q2 FY25 compared with Q2 FY24		YTD FY25 compared with YTD FY24
	Revenue in	Increase	Percent	Increase	Percent	Revenue in	Increase	Percent
	Q2 FY25	(Decrease)	Change	(Decrease)	Change	YTD FY25	(Decrease)	Change
Taiwan	$75.1	$2.0	2.8%	$(0.4)	(0.5)%	$148.1	$(2.3)	(1.5)%
China	58.7	5.2	9.7%	-	0.1%	112.3	(4.5)	(3.9)%
South Korea	37.6	(2.5)	(6.6)%	(1.6)	(4.3)%	77.8	(1.8)	(2.2)%
United States	30.7	(6.2)	(16.7)%	(2.5)	(7.8)%	67.6	1.6	2.4%
Europe	8.2	0.2	2.7%	(1.8)	(17.9)%	16.1	(3.6)	(18.0)%
Other	0.7	0.2	52.3%	0.3	93.0%	1.2	0.4	42.8%
	$211.0	$(1.1)	(0.5)%	$(6.0)	(2.8)%	$423.1	$(10.2)	(2.4)%

** This table disaggregates revenue by the location in which it was earned.

Revenue in Q2 FY25 of $211.0 million represented a decrease of 0.5% compared with Q1 FY25 primarily due to high-end weakness in IC and FPD revenue, and a decrease of 2.8% from Q2 FY24, due to mainstream weakness in IC revenue.

IC revenue increased $1.9 million or 1.2 % in Q2 FY25 from Q1 FY25 primarily due to an increase in mainstream of $2.7 million or 2.9%. Comparing Q2 FY25 to Q2 FY24, IC revenue decreased $5.0 million or 3.1% mainly due to reduced mainstream demand in Asia and the United States. IC revenue decreased $8.7 million or 2.7 % in YTD FY25 from YTD FY24, mainly due to reduced mainstream demand in Asia and Europe, partially offset by high-end demand.

FPD revenue decreased $3.0 million or 5.3% in Q2 FY25 from Q1 FY25 and $1.0 million or 1.7% from Q2 FY24 as a result of industry softness in High-end products, partially offset by increased demand in Mainstream products. FPD revenue decreased $1.5 million or 1.3% in YTD FY25 from YTD FY24 primarily the result of lower demand.

Gross Margin ($ in millions)

	Q2 FY25	Q1 FY25	Percent Change	Q2 FY24	Percent Change	YTD FY25	YTD FY24	Percent Change
Gross profit	$77.9	$75.5	3.2%	$79.3	(1.8)%	153.4	158.5	(3.2)%
Gross margin	36.9%	35.6%		36.5%		36.3%	36.6%

Gross margin increased by 132 basis points in Q2 FY25 as compared to Q1 FY25, primarily as a result of the decrease in labor and benefits costs of 9.3%, or 103 basis points as a percentage of revenue and a decrease in equipment and other costs of goods sold of 2.3%, or 51 basis points as a percentage of revenue.

Gross margin increased by 40 basis points in Q2 FY25, from Q2 FY24, primarily as a result of the decrease in labor and benefits of 10.8%, or 95 basis points as a percentage of revenue and a decrease in material costs of 1.0%, or 44 basis points as a percentage of revenue. These favorable changes were partially offset by the unfavorable impact caused by the decrease in revenue of 2.8% from Q2 FY24.

Gross margin decreased by 31 basis points in YTD FY25 as compared to YTD FY24, primarily as a result of the decrease in revenue of 2.4%, partially offset by decreased labor and benefits costs of 6.8%, or 52 basis points as a percentage of revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $18.1 million in Q2 FY25, compared with $19.1 million in Q1 FY25, and $19.0 million in Q2 FY24. The $1.0 million decrease from Q1 FY25 was primarily the result of decreases in compensation and related expenses of $0.3 million and professional fees of $0.3 million. The $0.9 million decrease from Q2 FY24 was primarily the result of decreased compensation and related expenses of $0.8 million.

Selling, general and administrative expenses were $37.2 million in YTD FY25, remaining flat compared with $37.3 million in YTD FY24.

Research and Development Expenses

Research and development expenses, which primarily consist of development and qualification efforts related to process technologies for high-end IC and FPD applications, were $4.1 million in Q2 FY25, compared with $4.3 million in Q1 FY25, and $4.3 million in Q2 FY24. The decrease from Q1 FY25 was primarily caused by reduced qualification activities in Asia.

Research and development expenses were $8.3 million in YTD FY25, compared with $7.7 million in YTD FY24.  The $0.6 million increase from YTD FY24 was a result of increased development activities in the U.S.

Other Income (Expense), net ($ in millions)

	Q2 FY25	Q1 FY25	Q2 FY24	YTD FY25	YTD FY24
Foreign currency transactions impact, net	$(31.1)	$18.4	$14.8	$(12.7)	$5.9
Interest expense	(0.0)	(0.0)	(0.1)	(0.1)	(0.2)
Interest income and other income, net	5.3	6.6	5.8	12.0	11.1

Other income (expense), net	$(25.8)	$25.0	$20.5	$(0.8)	$16.8

Other Income (expense) decreased in Q2 FY25 from Q1 FY25 by $50.8 million and from Q2 FY24 by $46.3 million, primarily due to foreign currency impacts. The foreign currency impacts were primarily driven by unfavorable movements of the New Taiwan dollar and the South Korean won, against the U.S. dollar.

Other Income (expense) decreased in YTD FY25 from YTD FY24 by $17.6 million, primarily due to foreign currency impacts. The foreign currency impacts were primarily driven by unfavorable movements of the New Taiwan dollar and the South Korean won, against the U.S. dollar.

Income Tax Provision ($ in millions)

	Q2 FY25	Q1 FY25	Q2 FY24	YTD FY25	YTD FY24
Income tax provision	$5.7	$18.9	$20.2	$24.6	$34.9
Effective income tax rate	19.1%	24.5%	26.4%	23.0%	26.8%

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

The effective income tax rate decrease in Q2 FY25, compared with Q1 FY25 and with Q2 FY24, is primarily due to a decrease in foreign taxes as well as changes in the jurisdictional mix of earnings.

The effective income tax rate decrease in YTD FY25 compared with YTD FY24, is primarily due to a decrease in foreign taxes as well as changes in the jurisdictional mix of earnings.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $15.4 million in Q2 FY25, compared with $15.4 million in Q1 FY25 and $20.1 million in Q2 FY24; the decrease year over year was the result of a net decrease in the net income of the Company’s joint venture operations. Net income attributable to noncontrolling interests was $30.8 million in YTD FY25, compared with $33.0 million in YTD FY24.  The decrease was a result of decreased net income at the Company’s joint-venture operations.

Liquidity and Capital Resources

Cash and cash equivalents were $530.7 million and $598.5 million as of May 4, 2025, and October 31, 2024, respectively. As of May 4, 2025, total cash and cash equivalents included $431.9 million held by foreign subsidiaries, including an aggregate of $349.9 million held by our joint ventures in Taiwan and China. In addition, we currently have CNY 200 million (approximately $27.5 million) of borrowing capacity in China to support local operations. See Note 7 – Debt to the consolidated financial statements for additional information on the Company’s outstanding debt and currently available financing. The Company’s primary sources of liquidity are the Company’s cash on hand and cash we generate from operations.

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

We estimate capital expenditures for the Company’s fiscal year 2025 will be approximately $200 million mainly in Asia and the U.S.; these investments will be targeted towards high-end and mainstream capacity that will increase the Company’s operating capability and efficiency and enable us to support customers’ near-term demands. As of May 4, 2025, we had outstanding capital commitments of approximately $164.8 million and accrued liabilities related to capital equipment purchases of approximately $14.5 million. Although payment timing could vary, primarily as a result of the timing of tool delivery, installation and testing, we currently estimate that we will fund $152.3 million of the Company’s total $179.3 million committed and recognized obligations for capital expenditures over the next twelve months.

On August 28, 2024, the Board of Directors authorized an increase to the Company’s existing share repurchase program from the remaining $31.7 million to $100 million. During the six-month period ended May 4, 2025, the Company repurchased 3.8 million shares for $76.7 million. As of May 4, 2025, there was $23.3 million remaining under the August 28, 2024 authorization. Depending on market conditions, we may utilize some or the entire remaining approved amount to reacquire additional shares.

As discussed in Note 6 – PDMCX Joint Venture of the Company’s consolidated financial statements, DNP, the noncontrolling interest in the Company’s China-based joint venture has, under certain circumstances, the right to put its interest in the joint venture to Photronics, or to purchase the Company’s interest in the joint venture. Under all such circumstances, the sale of DNP’s interest would be at its ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance. As of the date of issuance of this report, DNP had not indicated its intention to exercise this right. As of May 4, 2025, Photronics and DNP each had net investments in this joint venture of approximately $148.5 million.

Cash Flows

	YTD FY25	YTD FY24
Net cash provided by operating activities	$109.9	$118.0
Net cash used in investing activities	$(80.8)	$(114.7)
Net cash used in financing activities	$(95.1)	$(4.7)

Operating Activities: Net cash provided by operating activities reflects net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, and the effects of changes in operating assets and liabilities. Net cash provided by operating activities decreased by $8.1 million in FY25, compared with the same period of FY24, primarily due to decreased net income.

Investing Activities:  Net cash flows used in investing activities decreased by $33.9 million in FY25, compared to the cash flows used in investing activities in the same period of FY24, primarily driven by an increase in proceeds from short-term investments of $28.3 million and a decrease of purchases of short term investments of $38.3 million, partially offset by an increase of purchases of property, plant and equipment of $32.4 million.

Financing Activities: Net cash used in financing activities increased by $90.4 million in the first half of FY25, compared to the same period of FY24. This was primarily driven by the repurchase of the Company’s common shares as part of the Share Repurchase Program of $76.7 million and increase of debt repayments of $15.2 million.

Effects of exchange rate changes on the Company’s cash, cash equivalents, and restricted cash balances decreased by $2.1 million from unfavorable $3.8 million during the first half of FY24 to unfavorable $1.7 million during the same period of FY25.

Non-GAAP Financial Measures

Non-GAAP Net Income attributable to Photronics, Inc. shareholders and non-GAAP diluted earnings per share are considered as “non-GAAP financial measures” as such term is defined by Regulation G of the Securities and Exchange Commission and may differ from similarly named non-GAAP financial measures used by other companies. The financial tables below reconcile Photronics, Inc. financial results under U.S. GAAP to our non-GAAP financial information. We believe these non-GAAP financial measures that exclude certain items are useful for analysts and investors to evaluate the Company’s on-going performance because they enable a more meaningful comparison of historical results of the Company’s core business. These non-GAAP metrics are not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to Net income (loss), Net income (loss) per share, or any other measure of consolidated results under U.S. GAAP. The items excluded from these non-GAAP metrics but included in the calculation of their closest U.S. GAAP equivalent, are significant components of the condensed consolidated statement of income and must be considered in performing a comprehensive assessment of overall financial performance.

  The following table reconciles U.S. GAAP to Non-GAAP Income for the indicated periods. The columns may not foot due to rounding.
	Three Months Ended
	May 4, 2025	February 2, 2025	April 28, 2024
Reconciliation of U.S. GAAP to Non-GAAP Net Income:

U.S. GAAP Net Income attributable to Photronics, Inc. shareholders	$8,861	$42,851	$36,251
FX loss (gain)	31,111	(18,443)	(14,766)
Estimated tax effects of above	(8,337)	5,152	3,743
Estimated noncontrolling interest effects of above	(7,376)	2,823	3,489
Non-GAAP Net Income attributable to Photronics, Inc. shareholders	$24,259	$32,383	$28,717

Weighted-average number of common shares outstanding - Diluted	60,974	62,661	62,409

Reconciliation of U.S. GAAP to Non-GAAP EPS:

U.S. GAAP diluted earnings per share	$0.15	$0.68	$0.58
Effects of the above non-GAAP adjustments	0.25	(0.16)	(0.12)
Non-GAAP diluted earnings per share	$0.40	$0.52	$0.46

Business Outlook

Our current business outlook and guidance was provided in the Photronics Q2 FY25 earnings press release, earnings presentation, and financial results conference call, but is not incorporated herein. These can be accessed in the investor section of our website - www.photronics.com. Information included on our website is not incorporated in this Form 10-Q.

Our future results of operations and the other forward-looking statements contained in this filing and in the Photronics Q2 FY25 earnings press release, and the related financial results conference call and earnings presentation involve a number of risks and uncertainties, some of which were discussed in Part I, Item 1A of our 2024 Form 10-K. These factors and a number of other unforeseeable factors could cause actual results to differ materially from our expectations.

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

Our primary net foreign currency exposures as of May 4, 2025, included the South Korean won, the Japanese yen, the New Taiwan dollar, the Chinese yuan, the Singapore dollar, the British pound sterling, and the euro. As of that date, a 10% adverse movement in the value of currencies different from the functional currencies of our subsidiaries would have resulted in a net unrealized pre-tax loss of $71.3 million, which represents an increase of $8.6 million from our exposure at February 2, 2025. Our most significant exposures at May 4, 2025, were exposures of the South Korean won, the Chinese yuan, and the New Taiwan dollar to the U.S. dollar, which were, respectively, $25.3 million, $8.6 million, and $34.4 million at that date. We do not believe that a 10% change in the exchange rates of non-US dollar currencies, other than the aforementioned currencies and the Japanese yen, would have had a material effect on our May 4, 2025, condensed consolidated financial statements.

Interest Rate Risk

A 10% adverse or favorable movement in the interest rates on our variable rate borrowings would not have had a material effect on the Company’s May 4, 2025, condensed consolidated financial statements, as there were no variable rate borrowings outstanding as of the balance sheet date.

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

Changes in Internal Control over Financial Reporting

    There were no changes in the Company’s internal control over financial reporting during the second fiscal quarter ended May 4, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

  Please refer to Note 12 within Part I, Item 1 of this report for information on legal proceedings involving the Company.

Item 1A.	RISK FACTORS

   There have been no material changes, except the paragraph below, to our risk factors as set forth in “Item 1A. Risk Factors” in our 2024 Form 10-K.

Risks Related to Tariffs and Global Trade Policies

   In the second quarter of FY25, new tariffs were announced on imports to the U.S., including additional tariffs on imports from China, Taiwan, South Korea, Japan and the European Union, among others, followed by various modifications and delays. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. Further changes are expected to be made in the future, which may include additional sector-based tariffs or other measures. The U.S. Department of Commerce has initiated an investigation under Section 232 of the Trade Expansion Act of 1962, as amended, into, among other things, imports of semiconductors, semiconductor manufacturing equipment, and their derivative products, including downstream products that contain semiconductors. Tariffs and trade restrictions may increase costs and complexity in our supply chain, including the procurement of semiconductor manufacturing equipment, raw materials, and critical components. They may also elevate the cost of our products, reduce demand, and negatively affect customer purchasing behavior. These risks, individually or collectively, could have a material adverse effect on our business, financial condition, and results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In September 2020, the Company’s Board of Directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b-18 of the Exchange Act. The repurchase authorization by the Board of Directors has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions. From September 2020 through October 2022, the Company repurchased 5.8 million shares at a cost of $68.3 million. In August 2024, the Board of Directors authorized an increase to the Company’s existing share repurchase program from the remaining $31.7 million up to $100 million. During the six-month period ended May 4, 2025, the Company repurchased 3.8 million shares at a cost of $76.7 million pursuant to Rule 10b-18 of the Exchange Act. As of May 4, 2025, $23.3 million remained available under this authorization for the repurchase of additional shares.

The following table provides information relating to the Company’s repurchase of common stock during the second quarter of fiscal year 2025. This table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

	Total Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased (in millions)

February 3, 2025 – March 2, 2025	-	$-	-	$95.4
March 3, 2025 – March 30, 2025	2,262,912	$21.09	2,262,912	$47.6
March 31, 2025 – May 4, 2025	1,352,287	$17.99	1,352,287	$23.3
Total	3,615,199		3,615,199

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable

Item 5.	OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act.

No such plans or arrangements were adopted or terminated, including by modification, by any director or officer (as defined in Rule 16a-1 under the Exchange Act) during the quarter ended May 4, 2025.

Director Indemnification Agreements

On June 9, 2025, the Company entered into customary indemnification agreements with each of its directors. These agreements require the Company to provide indemnification and expense reimbursement to the director for losses incurred in legal proceedings related to his or her service as Company director in certain circumstances and to advance funds to the director to pay expenses as they are incurred.

Item 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith

10.1	Form of Director Indemnification Agreement				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

SIGNATURES

   Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photronics, Inc.
(Registrant)

By:	/s/ ERIC RIVERA
ERIC RIVERA
Executive Vice President, Chief Financial Officer
(Principal Financial Officer /Principal Accounting Officer)

 Date:  June 11, 2025