Form 10-Q
period 2025-08-03
PHOTRONICS INC
filed 2025-09-09
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 0-15451

PHOTRONICS, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-0854886
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15 Secor Road, Brookfield, Connecticut	06804
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(203) 775-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK $0.01 par value	PLAB	NASDAQ Global Select Market

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

Yes ☐ No ☒

The registrant had 59,004,625 shares of common stock outstanding as of September 4, 2025.

PHOTRONICS, INC.
QUARTERLY REPORT ON FORM 10-Q
August 3, 2025

Glossary of Terms and Acronyms

Definitions of certain terms and acronyms that may appear in this report are provided below.

AMOLED	Active-matrix organic light-emitting diode. A technology used in mobile devices.
ASC	Accounting Standards Codification
ASP	Average Selling Price
ASU	Accounting Standards Update
CNY	Chinese Yuan
DNP	Dai Nippon Printing Co., Ltd.
Exchange Act	The Securities Exchange Act of 1934 (as amended)
Form 10-K	Annual Report on Form 10-K
Form 10-Q	Quarterly Report on Form 10-Q
FPD	Flat Panel Display
FY	Fiscal Year
Generation	In reference to flat panel displays, it refers to the size range of the underlying substrate to which a photomask is applied. Higher generation (or “G”) numbers represent larger substrates
High-end (photomasks)	For IC, photomasks that service IC nodes at 28nm or smaller; for FPD, AMOLED, G10.5+, and LTPS photomasks
IC	Integrated circuit
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

Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. Our expectations, beliefs, and projections are expressed in good faith and are believed by us to have a reasonable basis, including, without limitation, management’s examination of historical operating trends, information contained in our records, and information we have obtained from other parties. However, we can offer no assurance that our expectations, beliefs, or projections will be realized, accomplished, or achieved.

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

PHOTRONICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	August 3,	October 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$479,521	$598,485
Short-term investments	96,277	42,184
Accounts receivable, net of allowance of $1,184 in 2025 and $1,126 in 2024	190,875	200,830
Inventories	63,490	56,527
Other current assets	42,073	33,036
Total current assets	872,236	931,062

Property, plant and equipment, net	838,988	745,257
Deferred income taxes	26,419	23,059
Other assets	15,122	12,681
Total assets	$1,752,765	$1,712,059

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$11	$17,972
Accounts payable	100,351	78,717
Accrued liabilities	74,563	87,122
Total current liabilities	174,925	183,811

Long-term debt	16	25
Other liabilities	39,824	47,464
Total liabilities	214,765	231,300

Commitments and contingencies (Note 12)

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 57,587 shares issued and outstanding as of August 3, 2025, and 61,949 shares issued and outstanding as of October 31, 2024	576	619
Additional paid-in capital	483,081	514,757
Retained earnings	710,398	691,807
Accumulated other comprehensive loss	(68,504)	(86,319)
Total Photronics, Inc. shareholders’ equity	1,125,551	1,120,864
Noncontrolling interests	412,449	359,895
Total equity	1,538,000	1,480,759
Total liabilities and equity	$1,752,765	$1,712,059

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 3,	July 28,	August 3,	July 28,
	2025	2024	2025	2024
Revenue	$210,394	$210,984	$633,524	$644,318
Cost of goods sold	139,539	135,846	409,228	410,674
Gross profit	70,855	75,138	224,296	233,644

Operating expenses:
Selling, general, and administrative	18,423	19,436	55,624	56,753
Research and development	4,271	3,555	12,618	11,291
Total operating expenses	22,694	22,991	68,242	68,044

Other operating income, net	-	1	-	90
Operating income	48,161	52,148	156,054	165,690

Other income (expense):
Foreign currency transactions impact, net	(14,258)	4,068	(26,925)	9,926
Interest income and other income, net	4,830	6,135	16,745	17,263
Interest expense	-	(58)	(52)	(258)
Income before income tax provision	38,733	62,293	145,822	192,621

Income tax provision	9,594	14,124	34,209	48,998

Net income	29,139	48,169	111,613	143,623

Net income attributable to noncontrolling interests	6,248	13,781	37,009	46,804

Net income attributable to Photronics, Inc. shareholders	$22,891	$34,388	$74,604	$96,819

Earnings per share:
Basic	$0.40	$0.56	$1.24	$1.57
Diluted	$0.39	$0.55	$1.23	$1.55

Weighted-average number of common shares outstanding:
Basic	57,937	61,815	60,274	61,681
Diluted	58,068	62,414	60,567	62,369

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 3,	July 28,	August 3,	July 28,
	2025	2024	2025	2024
Net income	$29,139	$48,169	$111,613	$143,623

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	29,171	(6,114)	33,380	(13,819)
Other	(28)	48	(20)	103
Net other comprehensive (loss) income	29,143	(6,066)	33,360	(13,716)

Comprehensive income	58,282	42,103	144,973	129,907

Less: comprehensive income attributable to noncontrolling interests	16,600	12,263	52,555	44,834

Comprehensive income attributable to Photronics, Inc. shareholders	$41,682	$29,840	$92,418	$85,073

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Three Months Ended August 3, 2025
	Photronics, Inc. Shareholders
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance as of May 4, 2025	58,711	$587	$489,205	$698,423	$(87,295)	$395,849	$1,496,769

Net income	-	-	-	22,891	-	6,248	29,139
Other comprehensive income	-	-	-	-	18,791	10,352	29,143
Shares issued under equity plans	54	1	394	-	-	-	395
Share-based compensation expense	-	-	3,294	-	-	-	3,294
Purchase and retirement of common stock through repurchase program	(1,178)	(12)	(9,812)	(10,916)	-	-	(20,740)

Balance as of August 3, 2025	57,587	$576	$483,081	$710,398	$(68,504)	$412,449	$1,538,000

	Three Months Ended July 28, 2024
	Photronics, Inc. Shareholders
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance as of April 28, 2024	61,799	$618	$506,621	$623,550	$(95,932)	$333,172	$1,368,029

Net income	-	-	-	34,388	-	13,781	48,169
Other comprehensive loss	-	-	-	-	(4,548)	(1,518)	(6,066)
Shares issued under equity plans	40	-	(45)	-	-	-	(45)
Share-based compensation expense	-	-	3,342	-	-	-	3,342

Balance as of July 28, 2024	61,839	$618	$509,918	$657,938	$(100,480)	$345,435	$1,413,429

	Nine Months Ended August 3, 2025
	Photronics, Inc. Shareholders
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance as of October 31, 2024	61,949	$619	$514,757	$691,807	$(86,319)	$359,895	$1,480,759

Net income	-	-	-	74,604	-	37,009	111,613
Other comprehensive income	-	-	-	-	17,815	15,545	33,360
Shares issued under equity plans	626	6	(319)	-	-	-	(313)
Share-based compensation expense	-	-	10,003	-	-	-	10,003
Purchase and retirement of common stock through repurchase program	(4,988)	(49)	(41,360)	(56,013)	-	-	(97,422)

Balance as of August 3, 2025	57,587	$576	$483,081	$710,398	$(68,504)	$412,449	$1,538,000

	Nine Months Ended July 28, 2024
	Photronics, Inc. Shareholders
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance as of October 31, 2023	61,310	$613	$502,010	$561,119	$(88,734)	$300,601	$1,275,609

Net income	-	-	-	96,819	-	46,804	143,623
Other comprehensive loss	-	-	-	-	(11,746)	(1,970)	(13,716)
Shares issued under equity plans	529	5	(1,933)	-	-	-	(1,928)
Share-based compensation expense	-	-	9,841	-	-	-	9,841

Balance as of July 28, 2024	61,839	$618	$509,918	$657,938	$(100,480)	$345,435	$1,413,429

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Nine Months Ended
	August 3,	July 28
	2025	2024
Cash flows from operating activities:
Net income	$111,613	$143,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,234	61,613
Share-based compensation	10,003	9,841
Changes in assets and liabilities:
Accounts receivable	12,378	(5,181)
Inventories	(6,094)	(5,788)
Other current assets	(8,007)	(2,778)
Accounts payable, accrued liabilities, and other	(19,153)	(8,256)

Net cash provided by operating activities	159,974	193,074

Cash flows from investing activities:
Purchases of property, plant and equipment	(120,588)	(87,733)
Purchases of short-term investments	(96,571)	(100,558)
Proceeds from maturities of short-term investments	42,148	44,696
Government incentives	1,469	1,541
Other	(57)	(4)

Net cash used in investing activities	(173,599)	(142,058)

Cash flows from financing activities:
Repayments of debt	(17,969)	(4,500)
Common stock repurchases	(97,422)	-
Proceeds from share-based arrangements	2,120	1,074
Net settlements of restricted stock awards	(2,013)	(3,002)

Net cash used in financing activities	(115,284)	(6,428)

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	10,129	(6,454)

Net change in cash, cash equivalents, and restricted cash	(118,780)	38,134
Cash, cash equivalents, and restricted cash at beginning of period	601,243	501,867

Cash, cash equivalents, and restricted cash at end of period	482,463	540,001

Less: Ending restricted cash	2,942	2,670

Cash and cash equivalents at end of period	$479,521	$537,331

Supplemental disclosure of non-cash information:

Accruals for property, plant and equipment purchased not yet paid	$27,366	$9,163

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, as well as qualitatively describe remaining amounts included in those captions. The guidance in this ASU will be effective for Photronics in its fiscal year 2028 Form 10-K, with early application of the amendments allowed. The Company is currently evaluating the impact the adoption of this ASU may have on the Company’s consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU related to the rate reconciliation and income taxes paid disclosures to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments allow investors to better assess, in their capital allocation decisions, how an entity’s worldwide operations and related tax risks and tax planning and operational opportunities affect its income tax rate and prospects for future cash flows. The guidance in this ASU will be effective for Photronics in its fiscal year 2026 Form 10-K, with early application of the amendments allowed. The Company is currently evaluating the effect of this ASU adoption on its disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance in this ASU is effective for Photronics in its fiscal year 2025 Form 10-K. The Company is currently evaluating the effect the adoption of this ASU may have on the Company’s disclosures.

NOTE 2 – ACCOUNTS RECEIVABLE, NET

The components of Accounts Receivable, net at the balance sheet dates are presented below.

	August 3,	October 31,
	2025	2024
Accounts Receivable	$161,658	$172,741
Unbilled Receivables	30,401	29,215
Allowance for Credit Losses	(1,184)	(1,126)
	$190,875	$200,830

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The Company invests excess cash in bank time deposits and various marketable securities. The Company’s classification of investments is as follows:

-	Maturing within three months or less from the date of purchase	Cash and cash equivalents
-	Maturing, as of the date of purchase, more than three months, but with remaining maturities of less than one year, from the balance sheet date	Short-term investments
-	Maturing one year or more from the balance sheet date	Long-term marketable investments

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

Level 3- These are investments where values are derived from techniques in which one or more significant inputs are unobservable.

The following are cash, cash equivalents and investments measured at fair value:

	August 3, 2025			October 31, 2024
	Cash and cash equivalents	Short-term investments	Total Fair Value	Cash and cash equivalents	Short-term investments	Total Fair Value
Cash	$171,146	$-	$171,146	$414,074	$-	$414,074
Level 1
U.S. Government Securities	5,503	24,986	30,489	-	-	-
Money market funds	14,782	-	14,782	36,322	-	36,322
Level 2
Commercial paper	43,093	2,618	45,711	-	-	-
Time deposits	244,997	68,673	313,670	148,089	42,184	190,273
	$479,521	$96,277	$575,798	$598,485	$42,184	$640,669
Restricted Cash (1)	2,942			2,758
Cash, cash equivalents, and restricted cash	$482,463			$601,243

(1)	Restricted cash is included in other assets and primarily relates to customs requirements and land lease agreements.

Based upon the Company’s intent and ability to hold its time deposits to maturity (which maturities range up to twelve months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s U.S. Government Securities, Commercial paper and Money market funds are classified as available-for-sale. Available-for-sale investments are reported at fair value, with unrealized gains or losses (net of tax) reported in Accumulated other comprehensive income (loss). In the event of a sale of these securities, the Company would determine the cost of the investment sold at the specific individual security level and would include any gain or loss in Interest income and other income, net, where the Company also reports periodic interest earned and the amortization (accretion) of discounts (premiums) related to these investments. For the periods ended August 3, 2025, and October 31, 2024, the unrealized gains or losses related to short-term investments were immaterial.

NOTE 4 - INVENTORIES

The components of Inventories at the balance sheet dates are presented below.

	August 3,	October 31,
	2025	2024
Raw materials	$61,908	$56,128
Work in process	1,560	398
Finished goods	22	1
	$63,490	$56,527

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Presented below are the components of Property, plant and equipment, net at the balance sheet dates.

	August 3,	October 31,
	2025	2024
Land	$12,298	$11,419
Buildings and improvements	192,625	188,756
Machinery and equipment	2,143,635	1,990,610
Leasehold improvements	21,037	19,268
Furniture, fixtures, and office equipment	18,598	18,091
Construction in progress	108,743	91,213
	2,496,936	2,319,357
Accumulated depreciation and amortization	(1,657,948)	(1,574,100)
	$838,988	$745,257

Information on ROU assets resulting from finance leases, at the balance sheet dates, is presented below. During the first half of 2025, the Company exercised its early buy-out option for a high-end lithography tool and a high-end inspection tool. Please refer to Note 7 for further information.

	August 3,	October 31,
	2025	2024
Machinery and equipment	$55	$42,815
Accumulated amortization	(50)	(10,522)
	$5	$32,293

   The following table presents depreciation expense (including the amortization of ROU assets), related to property, plant and equipment incurred during the reporting periods.

	Three Months Ended		Nine Months Ended
	August 3,	July 28,	August 3,	July 28,
	2025	2024	2025	2024
Depreciation Expense	$18,764	$20,036	$58,971	$61,332

NOTE 6 - PDMCX JOINT VENTURE

In January 2018, Photronics, Inc., through its wholly-owned Photronics Singapore PTE. LTD. subsidiary (hereinafter, within this Note “we”, “Photronics”, “us”, or “our”), and DNP, through its wholly owned subsidiary DNP Asia Pacific PTE, Ltd., entered into a joint venture under which DNP obtained a 49.99% interest in the Company’s IC business in Xiamen, China. The joint venture, which the Company refers to as “PDMCX”, was established to develop and manufacture photomasks for semiconductors. The Company entered into this joint venture to enable the Company to compete more effectively for the merchant photomask business in China, and to benefit from the additional resources and investment that DNP provides to enable the Company to offer advanced-process technology to the Company’s customers.

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

   The following table presents the net income the Company recorded from the operations of PDMCX during the reporting periods.

	Three Months Ended		Nine Months Ended
	August 3,	July 28,	August 3,	July 28,
	2025	2024	2025	2024
Net income from PDMCX	$3,485	$4,369	$14,410	$16,296

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

	August 3,		October 31,
	2025		2024
Classification	Carrying	Photronics	Carrying	Photronics
	Amount	Interest	Amount	Interest
Current assets	$169,077	$84,555	$174,059	$87,047
Noncurrent assets	166,996	83,515	151,039	75,535
Total assets	336,073	168,070	325,098	162,582

Current liabilities	26,852	13,429	40,691	20,350
Noncurrent liabilities	2,407	1,204	3,320	1,660
Total liabilities	29,259	14,633	44,011	22,010

Net assets	$306,814	$153,437	$281,087	$140,572

NOTE 7 - DEBT

The balance of long-term debt and its current portion was comprised of the following finance leases as described below:

	August 3,	October 31,
	2025	2024
Principal due:
Next 12 months	$11	$17,972
Months 13 – 24	$12	$12
Months 25 – 36	4	12
Months 37 – 48	-	1
Months 49 – 60	-	-
Long-term debt	16	25
Total debt	$27	$17,997

Interest rate at balance sheet date	N/A	N/A
Basis spread on interest rates	N/A	N/A
Interest rate reset	N/A	N/A
Maturity date	N/A	N/A
Periodic payment amount	Varies as Lease matures	Varies as Lease matures
Periodic payment frequency	Monthly	Monthly
Loan collateral (carrying amount) (1)	$5	$32,293

(1) Represents the carrying amount at the balance sheet date of the related ROU assets, in which the lessors have secured interests.

Finance Leases

In February 2021, the Company entered into a five-year $7.2 million finance lease for a high-end inspection tool. Monthly payments on the lease, which commenced in February 2021, were $0.1 million per month. The lease agreement provided an early buyout option to purchase the tool for $2.4 million upon the fiftieth monthly payment and prior to the fifty-first monthly payment, which the Company exercised during the second quarter of fiscal year 2025.

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

Xiamen Working Capital Loans

In November 2018, PDMCX obtained approval for revolving, unsecured credit of CNY 200 million ($25 million), pursuant to which PDMCX may enter into separate loan agreements with varying terms to maturity. In December 2022, the Company repaid the Company’s entire outstanding balance of CNY 25.6 million ($3.6 million). The interest rates are variable, based on the CNY Loan Prime Rate of the National Interbank Funding Center. Interest incurred on the loans related to the amount borrowed was eligible for reimbursement through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provided such reimbursements up to a prescribed limit and duration. This facility is subject to annual reviews and extensions. In July 2025, the Company was issued an extension to the revolving, unsecured credit agreement for CNY 200 million or USD 25 million with an expiration date of July 31, 2026. As of August 3, 2025, PDMCX had no outstanding borrowings against the approval.

NOTE 8 – REVENUE

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

Contract Assets, Contract Liabilities, and Accounts Receivable

   The Company recognizes a contract asset when its performance under a contract precedes the Company’s receipt of consideration from a customer, or before payment is due, and the right to receive consideration is conditional upon factors other than the passage of time. Contract assets reflect the Company’s transfer of control to customers of photomasks that are in process or completed but not yet shipped to customers. A receivable is recognized when the Company has an unconditional right to payment, which generally occurs upon the shipment of the photomasks. The Company’s contract assets primarily consist of in-process production orders and fully manufactured photomasks which have not yet shipped, for which the Company has an enforceable right to consideration (including a reasonable profit) in the event the in-process orders are cancelled by customers. On an individual contract basis, the Company nets contract assets with contract liabilities (deferred revenue) for financial reporting purposes. The Company did not identify impairment indicators for any outstanding contract assets during the three-month or nine-month periods ended August 3, 2025, or July 28, 2024.

The following table provides information about the Company’s contract balances at the balance sheet dates.

	August 3,	October 31,
Classification	2025	2024
Contract Assets
Other current assets	$15,233	$11,532

Contract Liabilities
Accrued liabilities	$11,349	$12,375
Other liabilities	5,760	8,910
	$17,109	$21,285

   The Company did not recognize any revenue from performance obligations satisfied in the previous periods. The following table presents revenue recognized from contract liabilities that existed at the beginning of the reporting periods.

	Three Months Ended		Nine Months Ended
	August 3,	July 28,	August 3,	July 28,
	2025	2024	2025	2024
Revenue recognized from beginning liability	$1,873	$7,057	$7,273	$11,072

The Company generally records accounts receivable at their billed amounts. All outstanding past due customer invoices are reviewed for collectability during, and at the end of, every reporting period. To the extent the Company believes a loss on the collection of a customer invoice is probable, the Company would record the loss and credit an allowance for credit losses. In the event that an amount is determined to be uncollectible, the Company charges the allowance for credit losses and derecognizes the related receivable. The Company did not incur any credit losses on the Company’s accounts receivable during the three-month or nine-month periods ended August 3, 2025, or July 28, 2024.

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

Disaggregation of Revenue

 The following tables present the Company’s revenue for the three-month and nine-month periods ended August 3, 2025, and July 28, 2024, disaggregated by product type, geographic origin, and timing of recognition.

	Three Months Ended		Nine Months Ended
	August 3,	July 28,	August 3,	July 28,
Revenue by Product Type	2025	2024	2025	2024
IC
High-end	$53,648	$49,499	$173,053	$168,417
Mainstream	94,176	106,385	284,605	305,984
Total IC	$147,824	$155,884	$457,658	$474,401

FPD
High-end	$53,486	$48,394	$146,778	$146,987
Mainstream	9,084	6,706	29,088	22,930
Total FPD	$62,570	$55,100	$175,866	$169,917

	$210,394	$210,984	$633,524	$644,318

	Three Months Ended		Nine Months Ended
	August 3,	July 28,	August 3,	July 28,
Revenue by Geographic Origin*	2025	2024	2025	2024
Taiwan	$68,429	$68,182	$216,524	$218,557
China	50,618	55,301	162,919	172,131
South Korea	43,716	38,412	121,547	118,033
United States	37,754	38,833	105,379	104,880
Europe	9,050	9,759	25,143	29,390
Other	827	497	2,012	1,327
	$210,394	$210,984	$633,524	$644,318

* This table disaggregates revenue by the location in which it was earned.

	Three Months Ended		Nine Months Ended
	August 3,	July 28,	August 3,	July 28,
Revenue by Timing of Recognition	2025	2024	2025	2024
Over time	$201,986	$202,177	$607,249	$616,893
At a point in time	8,408	8,807	26,275	27,425
	210,394	210,984	633,524	644,318

Contract Costs

The Company pays commissions to third-party sales agents for certain sales they procure on the Company’s behalf. However, the basis of the commissions are the transaction prices of the sales, which are completed in less than one year; thus, no relationship is established with a customer that will result in future business. Therefore, the Company does not recognize any portion of these sales commissions as costs of obtaining a contract, nor does the Company currently foresee other circumstances under which the Company would recognize contract obtainment costs as assets.

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

NOTE 9 - SHARE-BASED COMPENSATION

On April 2, 2025, at its annual meeting of shareholders, the shareholders of Photronics, Inc., approved the Company’s 2025 Equity Incentive Compensation Plan (the “2025 Plan”) under which incentive stock options, non-qualified stock options, stock grants, stock-based awards, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and other stock or cash awards may be granted. The maximum number of shares of common stock that may be issued under the 2025 Plan is five million shares. At the time of approval of the 2025 Plan, the Company’s 2016 Equity Incentive Compensation Plan (which was largely replicated by the 2025 Plan) was due to expire in early 2026 and had a limited quantity of shares remaining available for issuance. Awards may be granted to officers, employees, directors, consultants, advisors, and independent contractors of Photronics or its subsidiaries. In the event of a change in control (as defined in the 2025 Plan), the vesting of awards may be accelerated. The 2025 Plan prohibits further awards from being issued under prior plans. The table below presents information on the Company’s share-based compensation expenses.

	Three Months Ended		Nine Months Ended
	August 3,	July 28,	August 3,	July 28,
	2025	2024	2025	2024
Expense reported in:
Cost of goods sold	$816	$683	$2,378	$1,946
Selling, general, and administrative	2,174	2,388	6,729	7,126
Research and development	304	271	896	769
Total expense incurred	$3,294	$3,342	$10,003	$9,841

Expense by award type:
Restricted stock awards	$2,943	$3,342	$9,029	$9,841
Restricted stock units	294	-	803	-
Employee stock purchase plan	57	-	171	-
Total expense incurred	$3,294	$3,342	$10,003	$9,841

Income tax benefits on share-based compensation	$461	$323	$1,313	$745

Restricted Stock Awards

The Company has historically granted restricted stock awards on a periodic basis, the restrictions on which typically lapse over a service period of one to four years. The fair value of the awards is determined on the date of grant, based on the closing price of the Company’s common stock. The table below presents information on the Company’s restricted stock awards.
	Three Months Ended		Nine Months Ended
	August 3,	July 28,	August 3,	July 28,
	2025	2024	2025	2024
Number of shares granted in period	-	-	583,238	825,050
Weighted-average grant-date fair value of awards (in dollars per share)	$-	$-	$23.42	$29.77
Compensation cost not yet recognized	$24,414	$25,750	$24,414	$25,750
Weighted-average amortization period for cost not yet recognized (in years)	2.8	2.9	2.8	2.9
Shares outstanding at balance sheet date	1,421,897	1,513,827	1,421,897	1,513,827

Restricted Stock Units

Commencing Q2 FY25, the Company began granting restricted stock units, the restrictions on which typically lapse over a service period of one to four years. The fair value of the awards is determined on the date of grant, based on the closing price of the Company’s common stock. The table below presents information on the Company’s restricted stock unit awards.

	Three Months Ended		Nine Months Ended
	August 3,	July 28,	August 3,	July 28,
	2025	2024	2025	2024
Number of units granted in period	109,830	-	162,666	-
Weighted-average grant-date fair value of awards (in dollars per share)	$18.21	$-	$19.61	$-
Compensation cost not yet recognized	$2,387	$-	$2,387	$-
Weighted-average amortization period for cost not yet recognized (in years)	3.3	-	3.3	-
Restricted stock units outstanding at balance sheet date	132,474	-	132,474	-

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

	Three Months Ended		Nine Months Ended
	August 3,	July 28,	August 3,	July 28,
	2025	2024	2025	2024
Number of options granted in period	-	-	-	-
Cash received from options exercised	$400	$20	$1,698	$1,074
Compensation cost not yet recognized	$-	$-	$-	$-
Weighted-average amortization period for cost not yet recognized (in years)	-	-	-	-

Information regarding outstanding and exercisable option awards as of August 3, 2025, is presented below.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (in years)	Value
Outstanding and exercisable at August 3, 2025	115,075	$10.31	1.88	$1,091

NOTE 10 - INCOME TAXES

The Company calculates its provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. The table below sets forth the primary reasons that the Company’s effective income tax rates differed from the U.S. statutory tax rates in effect during the periods ended August 3, 2025, and July 28, 2024.

Reporting Period	U.S. Statutory Tax Rates	Photronics Effective Tax Rates	Primary Reasons for Differences

Three months ended August 3, 2025	21.0%	24.8%
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

Nine Months Ended August 3, 2025	21.0%	23.5%
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

United States Tax Law Change

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes a number of tax provisions and multiple effective dates commencing in fiscal year 2026. The Company is currently evaluating the effect of the OBBBA enactment on its consolidated financial statements.

Uncertain Tax Positions

Although the timing of reversal of uncertain tax positions may be indeterminate at this time, the Company believes the resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial condition. Resolution of these uncertain tax positions may result from either or both the lapses of statutes of limitations and tax settlements. The Company is no longer subject to tax authority examinations in the U.S., major foreign, or state tax jurisdictions for years prior to fiscal year 2019. The table below presents information on unrecognized tax benefits as of the balance sheet dates.

	August 3, 2025	October 31, 2024
Unrecognized tax benefits related to uncertain tax positions	$15,028	$14,720
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$15,028	$14,720
Accrued interest and penalties related to uncertain tax positions	$1,484	$1,028

Subsequent to the balance sheet date, the Company was notified that it will be subject to a routine income tax audit by authorities in a foreign jurisdiction. The audit process is in its initial stages, and at this time, the Company is unable to reasonably estimate any potential impact from the tax audit.

NOTE 11 - EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	August 3,	July 28,	August 3,	July 28,
	2025	2024	2025	2024
Net income attributable to Photronics, Inc. shareholders	$22,891	$34,388	$74,604	$96,819

Weighted-average common shares outstanding (in thousands):
Basic	57,937	61,815	60,274	61,681
Effect of dilutive securities:
Share-based awards	131	599	293	688
Dilutive common shares	131	599	293	688

Weighted-average common shares - Diluted	58,068	62,414	60,567	62,369

Earnings per share attributable to Photronics, Inc. shareholders:
Basic	$0.40	$0.56	$1.24	$1.57
Diluted	$0.39	$0.55	$1.23	$1.55

The table below illustrates the outstanding weighted-average share-based awards that were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be antidilutive.

	Three Months Ended		Nine Months Ended
	August 3,	July 28,	August 3,	July 28,
	2025	2024	2025	2024
Share-based payment awards, in shares	1,094	551	894	264
Total potentially dilutive shares excluded	1,094	551	894	264

NOTE 12 - COMMITMENTS AND CONTINGENCIES

As of August 3, 2025, the Company’s unrecognized commitments for the acquisition of property, plant and equipment were $147.2 million, including commitments with a remaining term in excess of one year of approximately $32.5 million. This amount does not include the Company’s commitments under the Company’s debt and lease arrangements.

The Company is subject to various other claims that arise in the ordinary course of business. The Company believes that the Company’s potential liability under such claims, individually or in the aggregate, will not have a material effect on the Company’s consolidated financial statements.

NOTE 13 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME BY COMPONENT

The following tables set forth the changes in the Company’s accumulated other comprehensive (loss) income by component (net of tax) for the three-month and nine-month periods ended August 3, 2025, and July 28, 2024.

	Three Months Ended August 3, 2025
	Foreign Currency
	Translation
	Adjustments	Other	Total

Balance at May 4, 2025	$(86,568)	$(727)	$(87,295)
Other comprehensive (loss) income	29,171	(28)	29,143
Other comprehensive (loss) income attributable to noncontrolling interests	(10,365)	13	(10,352)

Balance at August 3, 2025	$(67,762)	$(742)	$(68,504)

	Three Months Ended July 28, 2024
	Foreign Currency
	Translation
	Adjustments	Other	Total

Balance at April 28, 2024	$(95,271)	$(661)	$(95,932)
Other comprehensive (loss) income	(6,114)	48	(6,066)
Other comprehensive (loss) income attributable to noncontrolling interests	1,534	(16)	1,518
Balance at July 28, 2024	$(99,851)	$(629)	$(100,480)

	Nine Months Ended August 3, 2025
	Foreign Currency
	Translation
	Adjustments	Other	Total

Balance at October 31, 2024	$(85,587)	$(732)	$(86,319)
Other comprehensive (loss) income	33,380	(20)	33,360
Other comprehensive (loss) income attributable to noncontrolling interests	(15,555)	10	(15,545)

Balance at August 3, 2025	$(67,762)	$(742)	$(68,504)

	Nine Months Ended July 28, 2024
	Foreign Currency
	Translation
	Adjustments	Other	Total

Balance at October 31, 2023	$(88,044)	$(690)	$(88,734)
Other comprehensive (loss) income	(13,819)	103	(13,716)
Other comprehensive (loss) income attributable to noncontrolling interests	2,012	(42)	1,970

Balance at July 28, 2024	$(99,851)	$(629)	$(100,480)

NOTE 14 – SHARE REPURCHASE PROGRAM

In September 2020, the Company’s Board of Directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b-18 of the Exchange Act. The repurchase authorization by the Board of Directors has no expiration date, does not obligate the Company to acquire any common stock, and is subject to market conditions. From September 2020 through October 2022, the Company repurchased 5.8 million shares at a cost of $68.3 million. No shares were repurchased during the three- or nine-month periods ended July 28, 2024. In August 2024, the Board of Directors authorized an increase to the Company’s existing share repurchase program from the remaining $31.7 million up to $100 million. During the three-month period ended August 3, 2025, the Company repurchased 1.2 million shares at a cost of $20.7 million pursuant to Rule 10b-18 of the Exchange Act. During the nine-month period ended August 3, 2025, the Company repurchased 5 million shares at a cost of $97.4 million pursuant to Rule 10b-18 of the Exchange Act. In June 2025, the Board of Directors authorized an additional $25 million share repurchase. As a result, as of August 3, 2025, $27.6 million remained available under this authorization. All shares repurchased under the program have been retired.

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

Results of Operations

The following tables present selected operating information expressed as a percentage of revenue. The columns may not foot due to rounding.

	Three Months Ended			Nine Months Ended
	August 3,	May 4,	July 28,	August 3,	July 28,
	2025	2025	2024	2025	2024
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.3	63.1	64.4	64.6	63.7
Gross profit	33.7	36.9	35.6	35.4	36.3

Operating expenses:
Selling, general, and administrative	8.8	8.6	9.2	8.8	8.8
Research and development	2.0	1.9	1.7	2.0	1.8
Operating income	22.9	26.4	24.7	24.6	25.7

Other income (expense), net	(4.5)	(12.2)	4.8	(1.6)	4.2

Income before income tax provision	18.4	14.2	29.5	23.0	29.9

Income tax provision	4.6	2.7	6.7	5.4	7.6

Net income	13.8	11.5	22.8	17.6	22.3

Net income attributable to noncontrolling interests	3.0	7.3	6.5	5.8	7.3

Net income attributable to Photronics, Inc. shareholders	10.9%	4.2%	16.3%	11.8%	15.0%

Note: All the following tabular comparisons, unless otherwise indicated, are for the three months ended August 3, 2025 (Q3 FY25), May 4, 2025 (Q2 FY25) and July 28, 2024 (Q3 FY24) and for the nine months ended August 3, 2025 (YTD FY25) and July 28, 2024 (YTD FY24).

Revenue

Our quarterly revenues can be affected by the seasonal purchasing practices of our customers. As a result, demand for our products is typically reduced during the first quarter of our fiscal year by the North American, European, and Asian holiday periods, as some of our customers reduce their development and, consequently, their buying activities during those periods.

The following tables present changes in revenue disaggregated by product type and geographic origin, in Q3 FY25 from revenue in prior reporting periods.

Changes in Revenue by Product Type ($in millions)

	Q3 FY25 compared with Q2 FY25			Q3 FY25 compared with Q3 FY24		YTD FY25 compared with YTD FY24
	Revenue in	Increase	Percent	Increase	Percent	Revenue in	Increase	Percent
	Q3 FY25	(Decrease)	Change	(Decrease)	Change	YTD FY25	(Decrease)	Change
IC
High-end*	$53.6	$(5.7)	(9.5)%	$4.1	8.4%	$173.1	$4.6	2.8%
Mainstream	94.2	(2.4)	(2.5)%	(12.2)	(11.5)%	284.6	(21.4)	(7.0)%

Total IC	$147.8	$(8.1)	(5.2)%	$(8.1)	(5.2)%	$457.7	$(16.8)	(3.5)%

FPD
High-end*	$53.5	$9.9	22.6%	$5.1	10.5%	$146.8	$(0.2)	(0.1)%
Mainstream	9.1	(2.4)	(21.0)%	2.4	35.5%	29.0	6.2	26.9%

Total FPD	$62.6	$7.5	13.5%	$7.5	13.6%	$175.8	$6.0	3.5%

Total Revenue	$210.4	$(0.6)	(0.3)%	$(0.6)	(0.3)%	$633.5	$(10.8)	(1.7)%

* High-end photomasks typically have higher ASPs than mainstream products.

Changes in Revenue by Geographic Origin ($in millions) **

	Q3 FY25 compared with Q2 FY25			Q3 FY25 compared with Q3 FY24		YTD FY25 compared with YTD FY24
	Revenue in	Increase	Percent	Increase	Percent	Revenue in	Increase	Percent
	Q3 FY25	(Decrease)	Change	(Decrease)	Change	YTD FY25	(Decrease)	Change
Taiwan	$68.4	$(6.6)	(8.8)%	$0.2	0.4%	$216.5	$(2.0)	(0.9)%
China	50.6	(8.1)	(13.8)%	(4.7)	(8.5)%	162.9	(9.2)	(5.4)%
South Korea	43.7	6.1	16.3%	5.3	13.8%	121.5	3.5	3.0%
United States	37.8	7.0	22.9%	(1.0)	(2.8)%	105.4	0.5	0.5%
Europe	9.1	0.9	11.0%	(0.7)	(7.3)%	25.2	(4.3)	(14.5)%
Other	0.8	0.1	15.5%	0.3	66.4%	2.0	0.7	51.6%
	$210.4	$(0.6)	(0.3)%	$(0.6)	(0.3)%	$633.5	$(10.8)	(1.7)%

** This table disaggregates revenue by the location in which it was earned.

Revenue in Q3 FY25 of $210.4 million represented a decrease of 0.3% compared with Q2 FY25 and Q3 FY24, as weakness in IC revenue was partially offset by strength in FPD demand. Revenue in YTD FY25 of $633.5 million represented a decrease of 1.7% compared to the same period in FY24, primarily due to IC mainstream revenue decrease in Asia, offset slightly by an increase in FPD mainstream revenue.

       IC revenue decreased $8.1 million or 5.2% in Q3 FY25 from Q2 FY25, primarily due to a decrease in both high-end and mainstream revenue in Asia reflecting continued headwinds experienced in 2025, including geopolitical trade restrictions and unresolved tariff negotiations. Comparing Q3 FY25 to Q3 FY24, IC revenue decreased $8.1 million or 5.2%, mainly due to reduced mainstream demand in Asia, partially offset by strong high-end order patterns in the United States. IC revenue decreased $16.8 million or 3.5% in YTD FY25 from YTD FY24, mainly due to reduced mainstream demand in Asia and Europe, partially offset by increased high-end demand in the United States.

       FPD revenue increased $7.5 million or 13.5% in Q3 FY25 from Q2 FY25, driven by an increase in high-end of $9.9 million or 22.6%. Comparing Q3 FY25 to Q3 FY24, FPD revenue increased $7.5 million or 13.6%, driven by increased demand in both high-end and mainstream markets particularly in South Korea. FPD revenue increased by $6.0 million or 3.5% in YTD FY25 from YTD FY24, mainly due to increased mainstream demand in Asia.

Gross Margin ($ in millions)

			Percent		Percent			Percent
	Q3 FY25	Q2 FY25	Change	Q3 FY24	Change	YTD FY25	YTD FY24	Change
Gross profit	$70.9	$77.9	(9.0)%	$75.1	(5.6)%	224.3	233.6	(4.0)%
Gross margin	33.7%	36.9%		35.6%		35.4%	36.3%

Gross margin decreased by 320 basis points in Q3 FY25 compared to Q2 FY25, primarily as a result of an unfavorable product mix, reflected in material costs increase of 8.2%, or 207 basis points as a percentage of revenue as well as an increase in labor and benefits costs of 6.3%, or 70 basis points as a percentage of revenue.

     Gross margin decreased by 190 basis points in Q3 FY25, from Q3 FY24, primarily as a result of an unfavorable product mix, reflected by material costs increase of 11.4%, or 278 basis points as a percentage of revenue, partially offset by a decrease in other cost of goods sold of 11.2%, or 111 basis points as a percentage of revenue.

Gross margin decreased by 90 basis points in YTD FY25 as compared to YTD FY24, mainly due to the decrease in revenue of 1.7% as well as an unfavorable product mix resulting in material costs increase by 2.5% or 102 basis points as a percentage of revenue, partially offset by decreased labor and benefits costs of 4.3%, or 31 basis points as a percentage of revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $18.4 million in Q3 FY25, compared with $18.1 million in Q2 FY25, and $19.4 million in Q3 FY24. The $0.3 million increase from Q2 FY25 was primarily the result of an increase in professional fees of $0.2 million. The $1.0 million decrease from Q3 FY24 was primarily the result of decreased professional fees of $0.8 million.

Selling, general and administrative expenses were $55.6 million in YTD FY25, compared with $56.8 million in YTD FY24. The $1.2 million decrease from YTD FY24 was a result of a decrease in labor and benefits cost of $1.1 million.

Research and Development Expenses

Research and development expenses, which primarily consist of development and qualification efforts related to process technologies for high-end IC and FPD applications, were $4.3 million in Q3 FY25, compared with $4.1 million in Q2 FY25, and $3.6 million in Q3 FY24. The increase from Q2 FY25 and Q3 FY24 was primarily caused by increased qualification activities in Asia.

Research and development expenses were $12.6 million in YTD FY25, compared with $11.3 million in YTD FY24. The $1.3 million increase from YTD FY24 was a result of increased development activities in the U.S.

Other Income (Expense), net ($ in millions)

	Q3 FY25	Q2 FY25	Q3 FY24	YTD FY25	YTD FY24
Foreign currency transactions impact, net	$(14.3)	$(31.1)	$4.1	$(26.9)	$9.9
Interest expense	-	-	(0.1)	(0.1)	(0.3)
Interest income and other income, net	4.8	5.3	6.1	16.8	17.3

Other income (expense), net	$(9.4)	$(25.8)	$10.1	$(10.2)	$26.9

* The columns may not foot due to rounding.

Other Expense, net decreased in Q3 FY25 from Q2 FY25 by $16.4 million primarily driven by favorable movements of the New Taiwan dollar and the South Korean won, against the U.S. dollar. Other Expense, net increased in Q3 FY25 from Q3 FY24 by $19.5 million primarily driven by unfavorable movements of the New Taiwan dollar and the South Korean won, against the U.S. dollar.

       Other Expense, net increased in YTD FY25 from YTD FY24 by $37.1 million, primarily due to foreign currency impacts which were driven by unfavorable movements of the New Taiwan dollar and the South Korean won, against the U.S. dollar.

Income Tax Provision ($ in millions)

	Q3 FY25	Q2 FY25	Q3 FY24	YTD FY25	YTD FY24

Income tax provision	$9.6	$5.7	$14.1	$34.2	$49.0
Effective income tax rate	24.8%	19.1%	22.7%	23.5%	25.4%

On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation with varying effective dates. The Company is currently subject to Pillar Two, but we estimate that the financial impact is immaterial. We will continue to monitor further developments to determine any potential impact in the countries in which we operate.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant changes to federal tax law and other regulatory provisions that may impact the Company. The legislation enacted will be effective for Photronics commencing in our fiscal year 2026. We will continue to monitor and evaluate the impact of the legislative changes as more guidance becomes available.

The effective income tax rate is sensitive to the jurisdictional mix of earnings, due in part to the non-recognition of tax benefits on losses in jurisdictions with valuation allowances where the tax benefits of the losses are not available.

The effective income tax rate increases in Q3 FY25, compared with Q2 FY25 and Q3 FY24, are primarily due to changes in the jurisdictional mix of earnings.

The effective income tax rate decrease in YTD FY25 compared with YTD FY24 is primarily due to changes in the jurisdictional mix of earnings.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $6.2 million in Q3 FY25, compared with $15.4 million in Q2 FY25 and $13.8 million in Q3 FY24; the decrease from Q2 FY25 and Q3 FY24 was the result of the decrease in net income of the Company’s joint ventures. Net income attributable to noncontrolling interests was $37.0 million in YTD FY25, compared with $46.8 million in YTD FY24. The decrease was a result of decreased net income at the Company’s joint-venture operations.

Liquidity and Capital Resources

Cash and cash equivalents were $479.5 million and $598.5 million as of August 3, 2025, and October 31, 2024, respectively. As of August 3, 2025, total cash and cash equivalents included $416.1 million held by foreign subsidiaries, including an aggregate of $328.2 million held by our joint ventures in Taiwan and China. In addition, we currently have CNY 200 million or USD 25 million of borrowing capacity in China to support local operations. See Note 7 – Debt to the consolidated financial statements for additional information on the Company’s outstanding debt and currently available financing. The Company’s primary sources of liquidity are the Company’s cash on hand and cash we generate from operations.

We continually evaluate alternatives for efficiently funding the Company’s capital expenditures and ongoing operations. These reviews may result in the Company’s engagement in a variety of investing and financing transactions, in the transfer of cash among subsidiaries, and/or the repatriation of cash to the U.S. The transfer of funds among subsidiaries could be subject to foreign withholding taxes; in certain jurisdictions, repatriation of these funds to the U.S. may subject them to U.S. state income taxes and/or local country withholding taxes. We believe that the Company’s liquidity, including available financing, is sufficient to meet the Company’s requirements through the next twelve months and thereafter for the foreseeable future. Through the utilization of the Company’s existing liquidity, the cash we generate from operations and short-term investments, we plan to continue to invest in the Company’s business, with the Company’s investments targeted to align with the Company’s customers’ technology road maps. In addition, we stand ready to invest in mergers, acquisitions, or strategic partnerships, should a suitable opportunity arise.

We estimate capital expenditures for the Company’s fiscal year 2025 will be approximately $200 million mainly in Asia and the U.S.; these investments will be targeted towards high-end and mainstream capacity that will increase the Company’s operating capability and efficiency, and enable us to support customers’ near-term demands. As of August 3, 2025, we had outstanding capital commitments of approximately $147.2 million and accrued liabilities related to capital equipment purchases of approximately $28.3 million. Although payment timing could vary, primarily as a result of the timing of tool delivery, installation and testing, we currently estimate that we will fund $154.8 million of the Company’s total $175.5 million committed and recognized obligations for capital expenditures over the next twelve months.

On August 28, 2024, the Board of Directors authorized an increase to the Company’s existing share repurchase program from the remaining $31.7 million to $100 million. During the nine-month period ended August 3, 2025, the Company repurchased 5 million shares for $97.4 million. In June 2025, the Board of Directors authorized an additional $25 million share repurchase. As a result, as of August 3, 2025, $27.6 million remained available under this authorization. Depending on market conditions, we may utilize some or the entire remaining approved amount to reacquire additional shares.

As discussed in Note 6 – PDMCX Joint Venture of the Company’s consolidated financial statements, DNP, the noncontrolling interest in the Company’s China-based joint venture has, under certain circumstances, the right to put its interest in the joint venture to Photronics, or to purchase the Company’s interest in the joint venture. Under all such circumstances, the sale of DNP’s interest would be at its ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance. As of the date of issuance of this report, DNP had not indicated its intention to exercise this right. As of August 3, 2025, Photronics and DNP each had net investments in this joint venture of approximately $153.4 million.

Cash Flows

	YTD FY25	YTD FY24
Net cash provided by operating activities	$160.0	$193.1
Net cash used in investing activities	$(173.6)	$(142.1)
Net cash used in financing activities	$(115.3)	$(6.4)

Operating Activities: Net cash provided by operating activities reflects net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, and the effects of changes in operating assets and liabilities. Net cash provided by operating activities decreased by $33.1 million in FY25, compared with the same period of FY24, primarily due to decreased net income.

Investing Activities: Net cash flows used in investing activities increased by $31.5 million in FY25, compared to the same period in FY24, primarily driven by an increase of purchases of property, plant and equipment of $32.9 million partially offset by a decrease in purchases of short term investments of $4.0 million.

Financing Activities: Net cash used in financing activities increased by $108.9 million in FY25, compared to the same period of FY24. This was primarily driven by the repurchase of the Company’s common shares as part of the Share Repurchase Program of $97.4 million and increase of debt repayments of $13.5 million.

Effects of exchange rate changes on the Company’s cash, cash equivalents, and restricted cash balances increased by $16.6 million from unfavorable $6.5 million during YTD FY24 to favorable $10.1 million during the same period of FY25.

Non-GAAP Financial Measures

     Non-GAAP Net Income attributable to Photronics, Inc. shareholders and non-GAAP diluted earnings per share attributable to Photronics, Inc. shareholders are “non-GAAP financial measures” as such term is defined by Regulation G of the Securities and Exchange Commission and may differ from similarly named non-GAAP financial measures used by other companies. The financial tables below reconcile Photronics, Inc. financial results under U.S. GAAP to our non-GAAP financial information. We believe these non-GAAP financial measures that exclude certain items are useful for analysts and investors to evaluate the Company’s on-going performance because they enable a more meaningful comparison of historical results of the Company’s core business. These non-GAAP metrics are not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to Net income (loss), Net income (loss) per share, or any other measure of consolidated results under U.S. GAAP. The items excluded from these non-GAAP metrics but included in the calculation of their closest U.S. GAAP equivalent, are significant components of the condensed consolidated statement of income and must be considered in performing a comprehensive assessment of overall financial performance.

     The following table reconciles U.S. GAAP Net Income and Earnings per Share attributable to Photronics, Inc. shareholders to the Non-GAAP Net income and Earnings per Share attributable to Photronics, Inc. shareholders for the indicated periods. The columns may not foot due to rounding.

	Three Months Ended
	August 3,	May 4,	July 28,
	2025	2025	2024
U.S. GAAP Net Income attributable to Photronics, Inc. shareholders	$22,891	$8,861	$34,388
FX (gain) loss	14,258	31,111	(4,068)
Estimated tax effects of above	(3,663)	(8,337)	914
Estimated noncontrolling interest effects of above	(4,130)	(7,376)	681
Non-GAAP Net Income attributable to Photronics, Inc. shareholders	$29,356	$24,259	$31,915

Weighted-average number of common shares outstanding - Diluted	58,068	60,974	62,414

U.S. GAAP diluted earnings per share attributable to Photronics, Inc. shareholders	$0.39	$0.15	$0.55
Effects of the above non-GAAP adjustments	0.12	0.25	(0.04)
Non-GAAP diluted earnings per share attributable to Photronics, Inc. shareholders	$0.51	$0.40	$0.51

Business Outlook

Our current business outlook and guidance was provided in the Photronics Q3 FY25 earnings press release, earnings presentation, and financial results conference call, but is not incorporated herein. These can be accessed in the investor section of our website - www.photronics.com. Information included on our website is not incorporated in this Form 10-Q.

Our future results of operations and the other forward-looking statements contained in this filing and in the Photronics Q3 FY25 earnings press release, and the related financial results conference call and earnings presentation involve a number of risks and uncertainties, some of which were discussed in Part I, Item 1A of our 2024 Form 10-K. These factors and a number of other unforeseeable factors could cause actual results to differ materially from our expectations.

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

Our primary net foreign currency exposures as of August 3, 2025, included the South Korean won, the Japanese yen, the New Taiwan dollar, the Chinese yuan, the Singapore dollar, the British pound sterling, and the euro. As of that date, a 10% adverse movement in the value of currencies different from the functional currencies of our subsidiaries would have resulted in a net unrealized pre-tax loss of $69.7 million, which represents a decrease of $1.6 million from our exposure at May 4, 2025. Our most significant exposures at August 3, 2025, were exposures of the New Taiwan dollar, the South Korean won and the Chinese yuan to the U.S. dollar, which were, respectively, $36.1 million, $24.9 million and $5.4 million at that date. We do not believe that a 10% change in the exchange rates of non-US dollar currencies, other than the aforementioned currencies and the Japanese yen, would have had a material effect on our August 3, 2025, condensed consolidated financial statements.

Interest Rate Risk

A 10% adverse or favorable movement in the interest rates on our variable rate borrowings would not have had a material effect on the Company’s August 3, 2025, condensed consolidated financial statements, as there were no variable rate borrowings outstanding as of the balance sheet date.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

  We have established, and currently maintain, disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third fiscal quarter ended August 3, 2025, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to Tariffs and Global Trade Policies

In FY25, new tariffs were announced on imports to the U.S., followed by various modifications and delays. Further changes are expected to be made in the future, which may include additional sector-based tariffs or other measures. The U.S. Department of Commerce has initiated an investigation under Section 232 of the Trade Expansion Act of 1962, as amended, into, among other things, imports of semiconductors, semiconductor manufacturing equipment, and their derivative products, including downstream products that contain semiconductors. Tariffs and trade restrictions may increase costs and complexity in our supply chain, including the procurement of semiconductor manufacturing equipment, raw materials, and critical components. They may also elevate the cost of our products, reduce demand, and negatively affect customer purchasing behavior. These risks, individually or collectively, could adversely affect our business, financial condition, and results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In September 2020, the Company’s Board of Directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b-18 of the Exchange Act. The repurchase authorization by the Board of Directors has no expiration date, does not obligate the Company to acquire any common stock, and is subject to market conditions. From September 2020 through October 2022, the Company repurchased 5.8 million shares at a cost of $68.3 million. No shares were repurchased during the three- or nine-month periods ended July 28, 2024. In August 2024, the Board of Directors authorized an increase to the Company’s existing share repurchase program from the remaining $31.7 million up to $100 million. During the three-month period ended August 3, 2025, the Company repurchased 1.2 million shares at a cost of $20.7 million pursuant to Rule 10b-18 of the Exchange Act. During the nine-month period ended August 3, 2025, the Company repurchased 5 million shares at a cost of $97.4 million pursuant to Rule 10b-18 of the Exchange Act. In June 2025, the Board of Directors authorized an additional $25 million share repurchase. As a result, as of August 3, 2025, $27.6 million remained available under this authorization.  All shares repurchased under the program have been retired.

The following table provides information relating to the Company’s repurchase of common stock during the third quarter of fiscal year 2025. This table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

	Total Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased (in millions)

May 5, 2025 – June 1, 2025	366,900	$17.34	366,900	$16.9
June 2, 2025 – June 29, 2025	810,630	$17.72	810,630	$27.6
June 30, 2025 – August 3, 2025	-	$-	-	$27.6
Total	1,177,530		1,177,530

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable

Item 5.	OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act.

No such plans or arrangements were adopted or terminated, including by modification, by any director or officer (as defined in Rule 16a-1 under the Exchange Act) during the quarter ended August 3, 2025.

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

Date: September 9, 2025