Form 10-K
period 2025-10-31
PHOTRONICS INC
filed 2025-12-17
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2025

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 2, 2025, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $934,773,176 (based upon the closing price of $19.22 per share as reported by the NASDAQ Global Select Market on that date).

As of December 11, 2025, 59,064,641 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission pursuant to regulation 14A under the Securities Exchange Act of 1934, as amended are incorporated by reference into Part III of this Annual Report on Form 10-K.

PHOTRONICS, INC.
ANNUAL REPORT ON FORM 10-K
OCTOBER 31, 2025

Glossary of Terms and Acronyms

Definitions of certain terms and acronyms that may appear in this report are provided below.

AI	Artificial intelligence
AMOLED	Active-matrix organic light-emitting diode. A technology used in mobile devices.
Application-specific IC	An integrated circuit customized for a particular use, rather than intended for general-purpose use
ASC	Accounting Standards Codification
ASP	Average Selling Price
ASU	Accounting Standards Update
CHIPS Act	U.S. CHIPS and Science Act of 2022
CNY	Chinese Yuan
DNP	Dai Nippon Printing Co., Ltd.
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

All references to “2025”, “2024”, and “2023” are to our fiscal years ended on October 31 of those years, unless otherwise stated.

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

Business Overview

Photronics, Inc. (and its subsidiaries, collectively referred to herein as “Photronics”, the “Company”, “we”, “our”, or “us”) is one of the world’s leading manufacturers of photomasks, which are high precision photographic quartz or glass plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of ICs and FPDs and are used as masters to transfer circuit patterns onto semiconductor wafers and FPD substrates during the fabrication of ICs, a variety of FPDs and, to a lesser extent, other types of electrical and optical components. We have eleven manufacturing facilities, which are located in Taiwan (3), China (2), South Korea (1), the United States (3), and Europe (2).

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

Segment

We operate as a single reporting segment as a manufacturer of photomasks, which are high precision quartz or glass plates containing microscopic images of electronic circuits for use in the fabrication of IC’s and FPDs. In accordance with the ASC 280 – “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements.

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

Sales and Marketing

We conduct our sales and marketing activities primarily through a staff of full-time sales personnel and customer service representatives who work closely with the Company’s management and technical personnel. We support non-U.S. customers through both our domestic and foreign facilities and consider our presence in non-U.S. markets to be an important factor in attracting new customers, as it provides global solutions to our customers, minimizes delivery time, and allows us to serve customers that utilize manufacturing foundries outside of the United States, principally in Asia. See Note 10 – Revenue and Note 19 – Risks and Concentrations to our consolidated financial statements in Part II, Item 8 of this report for the amount of revenue and long-lived assets attributable to each of our geographic areas of operations.

Research and Development

We primarily conduct research and development activities for IC photomasks at our Boise, Idaho, facility. Research and development for FPD photomasks is primarily conducted at Photronics Korea, Ltd., our subsidiary in South Korea. Additionally, we conduct region specific applications development programs to support local, strategic customer roadmaps. All of these research and development programs and activities are undertaken to advance our competitiveness in technology and manufacturing efficiency. We also conduct data and service technology development efforts to support the integration of photomasks into customer processes at regions worldwide. Currently, research and development for IC photomasks are primarily focused on photomasks enabling wafer geometries of 7 nanometer node and smaller, including EUV and, for FPDs on Generation 8.6 AMOLED and photomasks for more advanced FPD display integration across all sizes. In addition, we note the role AI is playing in driving the technology roadmap for IC devices and our technology program covers multiple initiatives to deliver AI grade photomasks in IC and advanced packaging applications. We believe these core competencies will continue to be a critical part of semiconductor and FPD manufacturing, as wafer and FPD substrate optical lithography continues to enable new high-end ICs and displays. We incurred research and development expenses of $15.8 million, $16.6 million, and $13.7 million in 2025, 2024 and 2023, respectively. It is our belief that we own, control, or license the proprietary information (including trade secrets and patents) that we need to continue to meet our customers’ requirements. Accordingly, we devote a significant portion of our human and financial resources to R&D programs and seek to maintain close relationships with customers to remain responsive to their needs. We also believe that our intellectual property and trade secret know-how will continue to be important to maintaining our technical leadership and competitive position in the field of photomasks.

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

The production value of photomasks produced by merchant suppliers has transitioned from a period when there was a trend toward the divestiture or closing of captive photomask operations by semiconductor manufacturers, and to an increase in the share of the market served by independent merchant manufacturers, like Photronics. This trend was driven by the increased complexity and cost of capital equipment used in manufacturing photomasks, and the lack of economy of scale for many semiconductor and FPD manufacturers to effectively utilize the equipment.

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

We support customers across the full spectrum of IC Production by manufacturing photomasks using electron beam or optical (laser-based) lithography systems. In addition, we have added the most advanced electron beam mask writing system for IC mask writing that employs a multi-beam writing architecture to deliver speed and performance improvements over existing systems. For FPD, the mask fabrication utilizes only optical writing systems to write the mask patterns. These systems are capable of producing the most advanced semiconductor and display photomasks for use in an array of products. End markets served with IC photomasks include devices used for artificial intelligence, cloud computing, microprocessors, memory, telecommunications, internet connected devices, automotive, industrial and other applications. We own a number of both high-end and mature electron beam and laser-based lithography systems.

We sell our products primarily to leading semiconductor and FPD designers and manufacturers. These include integrated device manufacturers, fabless semiconductor companies, and “pure-play” foundries. During 2025, we sold our products to approximately 636 customers. For fiscal year 2025, Customer A, B and C accounted for approximately 16%, 13% and 8%, of consolidated revenue, respectively. For fiscal year 2024, Customer A, B and C accounted for approximately 15%, 12% and 9% of consolidated revenue, respectively. For fiscal year 2023, Customer A, B and C accounted for approximately 14%, 10% and 13% of consolidated revenue, respectively. No other customer represented 10% or more of consolidated revenue in any of the three fiscal years. Our five largest customers, in the aggregate, accounted for approximately 50%, 50% and 51% of our revenue in 2025, 2024 and 2023, respectively. A significant decrease in the amount of revenue from any of these customers could have a material adverse effect on our financial performance and business prospects.

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

The semiconductor equipment industry is highly competitive and is characterized by a small number of participants ranging in size. Our competitors include Compugraphics International, Ltd., Dai Nippon Printing Co., Ltd (outside of Taiwan and China), Hoya Corporation, LG Innotek Co., Ltd., Shenzhen Newway Photomask Making Co., Ltd., Shenzhen Qingyi Photomask, Ltd., SK-Electronics Co., Ltd., Taiwan Mask Corporation, and Tekscend Photomask. We also compete with semiconductor and FPD manufacturers' captive photomask manufacturing operations that supply photomasks for internal use and, in some instances, also for external customers and foundries. We expect to face continued competition which, in the past, has led to pressure to reduce prices. We believe the pressure to reduce prices, together with the significant investment required in capital equipment to manufacture high-end photomasks will continue in the future.

International Operations

Revenues from our non-U.S. operations were approximately 82%, 83% and 86% of our total revenues in 2025, 2024 and 2023, respectively. We believe that our ability to serve non-U.S. markets is enhanced by our having, among other things, a local presence in the markets we serve. This requires significant investments in financial, managerial, operational, and other resources.

Sales and operations outside of the United States are subject to inherent risks, and may be adversely affected by fluctuations in currency exchange rates, the imposition of government controls, political and economic conditions in various countries, legal compliance and regulatory requirements, tariffs and other trade barriers, difficulties with staffing and managing international operations, longer accounts receivable collection cycles, potential restrictions on transfers of funds, and potentially adverse tax consequences. These factors may have a material adverse effect on our ability to generate revenue outside of the United States and may require us to deploy resources where they could otherwise be used to their greatest advantage. Note 10 – Revenue and Note 19 – Risks and Concentrations of our consolidated financial statements, in Part II, Item 8 of this report, respectively, present our revenue and long-lived assets by geographic area. These factors, as well as any of the other risk factors related to our international business and operations including our joint venture operations in China and Taiwan are described in Item 1A “Risk Factors,” could have a material adverse effect on our future business and financial results.

Resources

Raw materials used by Photronics generally include: high precision quartz substrates (including large area substrates for FPD), which are used as photomask starting blanks and are primarily obtained from Japanese and South Korean suppliers; pellicles and electronic grade chemicals, which are used in the manufacturing process; and compacts, which are durable plastic containers in which photomasks are shipped. These materials are generally sourced from several suppliers. We believe that our utilization of a select group of strategic suppliers enables us to access the most technologically advanced materials available. On an ongoing basis, we continue to consider additional supply sources.

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

Government Regulation

       We are subject to government regulations within the U.S. and in other countries in which we produce or market our products. The effects of compliance with these regulations are currently not material to our results of operations, capital expenditures, or competitive position. However, compliance with changes to existing or new regulations may have a material adverse effect on our future results of operations, capital expenditures, or competitive position. We discuss the potential impact of our not adhering to a number of these regulations in Item 1A. “Risk Factors”, of this Form 10-K. The following is a list of major subjects of the regulations that pertain to our business:

•
Regulations, such as those under the Foreign Corrupt Practices Act, that prohibit providing remuneration to government officials for the purpose of obtaining or securing business in the jurisdictions in which they serve;

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

Human Capital

As of October 31, 2025, we had approximately 1,908 full-time and part-time employees worldwide. Our business results depend in part on our ability to successfully manage our human capital resources, including attracting, identifying, and retaining key talent. Factors that may affect our ability to attract and retain qualified employees include employee morale, our reputation, competition from other employers, and availability of qualified individuals. As of October 31, 2025, none of our employees at any of our worldwide facilities was represented by a union. We consider our employee relations to be good. We believe our commitment to our diverse human capital resources is an important component of our mission to deliver superior photomasks and customer care. We provide all employees with the opportunity to share their opinions in open dialogues with our human resources department and senior management. We provide all employees a wide range of career development opportunities, both formal and informal. Our formal offerings include tuition reimbursement, leadership development experiences and vocational training. The safety of our employees is a paramount value for us.

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

We sell substantially all of our photomasks to designers and manufacturers of IC and FPD electronic devices. We believe that the demand for photomasks depends primarily on design activity rather than sales volume from products using photomask technologies. Consequently, an increase in semiconductor or FPD sales does not necessarily result in a corresponding increase in photomask sales. In addition, the reduced use of application-specific ICs, reductions in design complexities, other changes in the technology or methods of manufacturing or designing semiconductors or FPDs, or a slowdown in the introduction of new semiconductor or FPD designs could reduce demand for photomasks ‒ even if the demand for semiconductors and FPDs increases. Historically, the microelectronics industry has been volatile, with sharp periodic downturns and slowdowns. These negative trends have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices with a concomitant effect on revenue and profitability.

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

Historically, we have sold a significant proportion of photomasks to a limited number of IC and FPD manufacturers. During 2025, 2024 and 2023, our two largest customers accounted for an aggregate of 29%, 27% and 27%, respectively, of our revenue. Our five largest customers accounted for an aggregate of 50%, 50% and 51% of our revenue in 2025, 2024 and 2023, respectively. The loss of a significant customer, a significant reduction or delay in orders from any significant customer (including reductions or delays due to customer departures from recent buying patterns), or an unfavorable change in competitive conditions in the semiconductor or FPD industries could have a material adverse effect on our financial performance and business prospects. The consolidation of semiconductor manufacturers, or an economic downturn in the semiconductor industry, may increase the likelihood of losing a significant customer and could also have an adverse effect on our financial performance and business prospects.

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

The manufacture of leading-edge photomasks requires us to make substantial investments in additional manufacturing capability. We expect that we will be required to continue to make substantial capital expenditures to meet customer requirements and to position us for future growth. Our capital expenditure payments for fiscal 2026 are expected to be approximately $330 million, of which approximately $13.0 million was included in Accounts payable and Accrued liabilities on our October 31, 2025 consolidated balance sheet. We cannot provide assurance that we will be able to obtain the additional capital required to fund our operations or capital expenditures on reasonable terms, if at all, or that any such inability will not have a material adverse effect on our business and results of operations.

Industry and Competitive Related Risk Factors

Our business depends on managerial and technical personnel, who are in great demand, and our inability to attract and retain qualified employees could adversely affect our business and results of operations.

Our success depends, in part, upon key managerial and technical personnel, as well as our ability to continue to attract and retain additional qualified personnel. The loss of certain key personnel (for example, our Chief Executive Officer, Chief Financial Officer, or Chief Technology Officer) could have a material adverse effect on our business and results of operations. We cannot offer assurance that we can retain our key managerial and technical employees, or that we can attract similar additional employees in the future.

The photomask industry is dependent on the semiconductor and display industries, which are subject to rapid technological change and fluctuations in capacity needs. Consequently, we might fail to adequately time our capabilities to market needs, which could have a material adverse effect on our business and results of operations.

      The photomask industry has been, and we expect it to continue to be, characterized by technological change and evolving industry requirements, which recent supply chain regionalization efforts have accelerated. In order to remain competitive, we will be required to continually anticipate, respond to, and scale technologies of increasing complexity in both the traditional and emerging markets that we serve. In particular, we believe that, as semiconductor geometries continue to become smaller and FPDs become larger or otherwise more advanced, we will be required to manufacture photomasks of increasingly challenging complexity. Moreover, the demand for photomasks in non-leading-edge nodes may increase beyond our ability to meet our customers’ requirements within adequate response times. Additionally, the demand for photomasks has been, and could in the future be, adversely affected by changes in semiconductor and high-performance electronics fabrication methods that affect the type or quantity of photomasks utilized, such as changes in semiconductor demand that favor programmable IC devices and other approaches that replace application-specific ICs, or the use of certain chip-stacking methodologies that lessen the emphasis on conventional lithography technology. Furthermore, evidence of the viability and the corresponding market acceptance of alternative methods of transferring IC designs onto semiconductor wafers could reduce or eliminate the need for photomasks in the production of semiconductors.

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

The photomask industry is highly competitive, and most of our customers utilize more than one photomask supplier. Our competitors include Compugraphics International, Ltd., Dai Nippon Printing Co., Ltd (outside of Taiwan and China), Hoya Corporation, LG Innotek Co., Ltd., Shenzhen Newway Photomask Making Co., Ltd., Shenzhen Qingyi Photomask, Ltd., SK-Electronics Co. Ltd., Taiwan Mask Corporation, and Tekscend Photomask. We also compete with semiconductor and FPD manufacturers' captive photomask manufacturing operations, some of which market their photomask manufacturing services to outside customers. We expect to face continued competition from these and other suppliers in the future. Some of our competitors have substantially greater financial, sales, marketing, or other resources than we do. Also, when producing smaller geometry photomasks, some of our competitors may be able to more rapidly develop and produce such masks and achieve higher manufacturing yields than we can. We believe that consistency of product quality, timeliness of delivery, competitive pricing, technical capability and service are the principal factors considered by customers when selecting their photomask suppliers. Our inability to meet these competitive requirements could have a material adverse effect on our business and results of operations. In the past, competition has led to pressure to reduce prices and the need to invest in advanced manufacturing technology, which we believe contributed to the decrease in the number of independent photomask suppliers, several years ago. These pressures may worsen in the future, causing further consolidation.

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

Revenues from our non-U.S. operations were approximately 82%, 83% and 86% of our total revenues in 2025, 2024 and 2023, respectively. We believe that maintaining significant international operations requires us to have, among other things, a local presence in the geographic markets that we supply. This requires significant investments in financial, managerial, operational, and other resources. Since 1996, we have significantly expanded our operations in international markets by acquiring existing businesses in Europe and Asia, and building manufacturing facilities in Taiwan and China. In order to enable us to optimize our investments and other resources, we closely monitor the semiconductor and FPD manufacturing markets for indications of geographic movement and, in conjunction with these efforts, continue to assess the locations of our manufacturing facilities. These assessments could result in the opening of additional facilities or closing of our current facilities.

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

Risks related to tariffs and global trade policies could adversely affect our business, financial condition, and results of operations.

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

In recent years, there has been an increased focus from stakeholders on environmental, social, and governance matters, including greenhouse gas emissions and climate-related risks, sustainability, renewable energy, water stewardship, waste management, diversity, equity and inclusion, responsible sourcing and supply chain, human rights, and social responsibility. Evolving stakeholder expectations and our efforts to manage these issues, report on them, and accomplish our goals present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material adverse impact, including on our reputation and stock price, reputational harm, including damage to our relationships with customers, suppliers, investors, governments, or other stakeholders, adverse impacts on our ability to manufacture and sell products and maintain our market share, the success of our collaborations with third parties, increased risk of litigation, investigations, or regulatory enforcement action, unfavorable environmental, social, and governance ratings or investor sentiment, diversion of resources and increased costs to control, assess, and report on environmental, social, and governance metrics.

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

The General Data Protection Regulation (“GDPR”) applies to the collection, use, retention, security, processing, and transfer of personally identifiable information of residents of E.U. countries. The GDPR created a range of new compliance obligations and imposes significant fines and sanctions for violations. It is possible that the GDPR may be interpreted or applied in a manner that is adverse to, or unforeseen by us, including requirements that are inconsistent with our practices, or that we may otherwise fail to construe its requirements in ways that are satisfactory to the E.U. authorities. Upon leaving the E.U. on January 31, 2021, the U.K. enacted a new domestic data privacy law called the “U.K. – General Data Protection Regulation” (“UK-GDPR”). Although somewhat less restrictive than the GDPR, the UK-GDPR is similar to the GDPR with respect to both an entity’s obligation to protect personal information and the imposition of significant fines for violations.

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

Our consolidated financial statements are prepared in accordance with U.S. GAAP and are reported in U.S. dollars. Our operations have transactions and balances denominated in currencies other than the U.S. dollar; primarily the South Korean won, New Taiwan dollar, Japanese yen, Chinese Yuan, Euro, Singapore dollar, and the British pound sterling. In 2025, we recorded a net loss from changes in foreign currency exchange rates of $8.3 million in our consolidated statement of income, while our net assets decreased by 0.1 million as a result of the translation of foreign currency financial statements to U.S. dollars. Significant foreign currency fluctuations may adversely affect our results of operations, financial condition, or cash flows.

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

      We have adopted processes, guided by the Center for Internet Security (CIS) Cybersecurity Framework, designed to identify, assess and manage material risks from cybersecurity threats. Those processes include response to and an assessment of internal and external threats to the security, confidentiality, integrity and availability of our data and information systems, along with other material risks to our operations. We have implemented controls, such as Multi-Factor Authentication (MFA) and endpoint detection and response (EDR) solutions, to help govern the processes put in place by management designed to protect our IT assets, data, and services from threats and vulnerabilities. Furthermore, we maintain a formal, Incident Response Plan (IRP) and conduct mandatory, ongoing security awareness training for all employees. Although, to date, we have not experienced a material cybersecurity incident resulting in a significant interruption of our operations, the scope of any future incident cannot be predicted with any meaningful accuracy. See “Item 1A. Risk Factors” for more information.

Governance

      Management is responsible for the day-to-day management of the risks we face, while our Board of Directors has ultimate responsibility for the oversight of risk management, including risks from cybersecurity threats. The Board of Directors has delegated primary oversight of cybersecurity risk to the Cyber Security Risk Management Committee. The Committee, in turn, ensures its members either possess or have access to relevant cybersecurity and risk management expertise to effectively challenge and guide management's program. The Committee regularly assesses how management is managing these risks and reports on its activities to the full Board of Directors at least quarterly to promote effective coordination and ensure the entire Board remains apprised of the cybersecurity risk landscape and the program's effectiveness.

      The day-to-day cybersecurity program is led by the Company’s Vice President, IT Infrastructure & Information Security. This role is supported by a dedicated security team and reports directly to the Chief Executive Officer. The Vice President, IT Infrastructure & Information Security provides formal, quarterly updates to the Cyber Security Risk Management Committee. These updates cover cyber risk management governance, the status of ongoing efforts to strengthen cybersecurity effectiveness, key risk metrics and the material outcomes of risk assessments, and significant cybersecurity-related news events impacting the industry. In addition to scheduled reports, the Board of Directors engages in ad hoc conversations with management to discuss any significant updates to our cybersecurity risk management and initiatives, particularly in response to emerging threats.

ITEM 2.	PROPERTIES

The following table presents certain information about the Company’s photomask manufacturing facilities:

Location	Type of Interest

Allen, Texas	Owned
Boise, Idaho	Owned
Brookfield, Connecticut	Owned
Bridgend, Wales	Leased
Cheonan, South Korea	Owned
Hefei, China	Owned	(1)
Dresden, Germany	Leased
Hsinchu, Taiwan	Owned	(1)
Hsinchu, Taiwan	Leased
Taichung, Taiwan	Owned	(1)
Xiamen, China	Owned	(1)

(1)	We own our manufacturing facilities in Hefei, Taichung, Xiamen, and one of our manufacturing facilities in Hsinchu. However, we lease the related land at these sites.

We believe our facilities, with planned expansions, are adequate to support our current and near-term requirements.

ITEM 3.	LEGAL PROCEEDINGS

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

Approximate Number of Holders of Common Stock

Based on available information, as of December 11, 2025, we have 212 registered shareholders.

Dividends

To date, we have not paid any cash dividends on Photronics shares, and, for the foreseeable future, we anticipate that earnings will continue to be retained for use in our business.

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding our equity compensation required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from the Photronics, Inc. 2026 Definitive Proxy Statement in Item 12 of Part III of this report. The 2026 Definitive Proxy Statement will be filed within 120 days after our fiscal year ended October 31, 2025.

Stock Price Performance Graph

Purchase of Equity Securities by Registrant and Affiliated Purchasers

In September 2020, the Company’s Board of Directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b-18 of the Exchange Act. The repurchase authorization by the Board of Directors has no expiration date, does not obligate the Company to acquire any common stock, and is subject to market conditions. From September 2020 through October 2022, the Company repurchased 5.8 million shares at a cost of $68.3 million.  In August 2024, the Board of Directors authorized an increase to the Company’s existing share repurchase program from the remaining $31.7 million up to $100 million. In June 2025, the Board of Directors authorized an additional $25 million share repurchase. No shares were repurchased during the three-month period ended October 31, 2025. In fiscal year 2025, the Company repurchased 5.0 million shares at a cost of $97.4 million (an average of $19.52 per share).  All shares repurchased under the program have been retired prior to the end of the fiscal year in which they were purchased. As of October 31, 2025, $27.6 million remained available under this authorization for the repurchase of additional shares.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with “Cautionary Statement Regarding Forward Looking Statements” and our combined consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.

For a comparison of results of operations for the fiscal years ended October 31, 2024 and 2023, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Photronics Inc.’s Annual Report on Form 10-K for the fiscal year ended October 31, 2024, filed with the SEC on December 19, 2024.

Overview

We sell substantially all of our photomasks to designers and manufacturers of IC and FPD electronic devices.  Photomask technology is also being applied to the fabrication of other high-technology products including advanced packaging modules, micro optical components for applications such as virtual reality/augmented reality and silicon photonics, micro-electronic mechanical systems (MEMS), and diverse nanotechnology applications. Our selling cycle is tightly interwoven with the development and release of new semiconductor and display designs and applications, particularly as they relate to the semiconductor industry's migration to more advanced design nodes and fabrication processes. The demand for photomasks is primarily correlated with new product design activity and to a lesser extent scaling up of manufacturing of end products. Consequently, an increase in semiconductor or display sales does not always result in a corresponding increase in photomask sales. To the extent integrated circuit and flat panel display applications rely less on new design activity, it could result in a reduction in demand for photomasks. In addition, new design methodologies driving a reduction in complexity of photomasks could also reduce demand for photomasks ‒ even if the demand for semiconductors and FPDs increases. More broadly, advances in semiconductor, display, and photomask design and production methods that shift the burden of achieving device performance away from lithography could also reduce the demand for photomasks. While there is no indication today that such diminishing of long range photomask demand is occurring or will occur, the microelectronics industry has been volatile, experiencing periodic downturns and slowdowns in design activity. These negative trends have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices with a concomitant effect on revenue and profitability.

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

The global semiconductor and FPD industries are driven by end markets which have broad application in the global economy including but not limited to consumer-driven applications, data centers that support AI implementation, electric vehicles and national security. While we cannot predict the timing of the industry's transition to volume production of next-generation technology nodes, or the timing of up and down-cycles with precise accuracy, we believe that such transitions and cycles will continue into the future, beneficially and adversely affecting our business, financial condition, and operating results as they occur. We believe our ability to remain successful in these environments is dependent upon the achievement of our goals of being a service and technology leader and efficient solutions supplier, which we believe should enable us to continually reinvest in our global infrastructure.

We are focused on improving our competitiveness by advancing our technology and reducing costs and, in connection therewith, have invested and plan to continue to invest in manufacturing equipment to serve both the high-end photomask and mainstream markets. As we face challenges that require us to make significant improvements in our competitiveness, we continue to implement programs to streamline, drive efficiency and reduce cost in our infrastructure.

State-of-the-art production for semiconductor masks is considered to be 7 nanometer and smaller including EUV lithography for ICs and Generation 8.6 AMOLED display-based process technologies for FPDs. However, we define our high-end product category as 28nm and below for semiconductors and Generation 10.5 plus, Generation 6 and 8 AMOLED and LTPS for displays. This is consistent with current merchant mask industry definitions. Moreover, design nodes above 28nm and FPD processes for standard LCD displays below Generation 10 are considered mainstream or standard products. At these geometries and various high-end nodes, we can produce full lines of photomasks, and there is no significant technology employed by our competitors that is not available to us. We expect advanced-generation designs to continue to move to production throughout fiscal 2026, and we believe we are well positioned to service an increasing volume of this business as a result of our investments in manufacturing processes and technology in the regions where our customers are located.

The photomask industry has been, and is expected to continue to be characterized by technological change and evolving industry standards. In order to remain competitive, we will be required to continually anticipate, respond to, and utilize changing technologies. In particular, we believe that, as semiconductor geometries continue to become smaller, and display designs become larger or otherwise more advanced, we will be required to manufacture even more complex products, including photomasks with optical proximity correction, phase-shift and EUV photomasks. Additionally, demand for photomasks has been, and could in the future be, adversely affected by changes in high-performance electronics fabrication methods that affect the type or quantity of photomasks used, such as changes in semiconductor demand that favor programmable IC devices and other approaches that replace application-specific ICs, or the use of certain chip-stacking methodologies that lessen the emphasis on conventional lithography technology. Furthermore, increased market acceptance of alternative methods of transferring circuit designs onto semiconductor wafers could reduce or eliminate the need for photomasks in the production of semiconductors.

Our revenues have benefited, and our costs, including depreciation, have been affected by the increased demand for high-end-technology photomasks that require more advanced manufacturing capabilities, but generally command higher ASPs. Our capital expenditure payments were $188.1 million, $130.9 million and $131.3 million in 2025, 2024 and 2023, respectively. Nonetheless, we intend to continue to make the required investments to support the technological and production requirements of our customers that we believe will continue to enable our growth. This includes investments to replace end-of-life mask-making equipment with higher-performing systems that better serve our customers. In support of this effort, we expect capital expenditure payments to be approximately $330 million in fiscal year 2026.

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

Results of Operations

The following tables present selected operating information expressed as a percentage of revenue. The columns may not foot due to rounding.

	Three Months Ended
	October 31, 2025	August 3, 2025	October 31, 2024
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	65.0	66.3	63.0

Gross profit	35.0	33.7	37.0
Selling, general and administrative expenses	9.3	8.8	9.4
Research and development expenses	1.5	2.0	2.4

Operating income	24.1	22.9	25.2
Non-operating (expense) income, net	11.1	(4.5)	(0.5)

Income before income tax provision	35.2	18.4	24.7
Income tax (benefit) provision	(1.2)	4.6	6.5

Net income	36.4	13.8	18.2
Net income attributable to noncontrolling interests	7.8	3.0	2.9

Net income attributable to Photronics, Inc. shareholders	28.6%	10.9%	15.3%

	Year Ended
	October 31, 2025	October 31, 2024	October 31, 2023
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	64.7	63.6	62.3

Gross profit	35.3	36.4	37.7
Selling, general and administrative expenses	8.9	9.0	7.8
Research and development expenses	1.9	1.9	1.5

Operating income	24.5	25.6	28.4
Non-operating income	1.6	3.0	1.9

Income before income tax provision	26.1	28.5	30.3
Income tax provision	3.7	7.3	7.9

Net income	22.4	21.2	22.4
Net income attributable to noncontrolling interests	6.3	6.1	8.3

Net income attributable to Photronics, Inc. shareholders	16.1%	15.1%	14.1%

Note: All the following tabular comparisons, unless otherwise indicated, are for the three months ended October 31, 2025 (Q4 FY25), August 3, 2025 (Q3 FY25) and October 31, 2024 (Q4 FY24), and for the fiscal years ended October 31, 2025 (YTD FY25), October 31, 2024 (YTD FY24), and October 31, 2023 (YTD FY23). Please refer to Part II, Item 7 of our 2024 Form 10-K for comparative discussion of our fiscal years ended October 31, 2024, and October 31, 2023. The tables in this section (Part II, Item 7) may not foot due to rounding.

Revenue

Our quarterly revenues can be affected by the seasonal purchasing practices of our customers. As a result, demand for our products is typically reduced during the first quarter of our fiscal year by the North American, European, and Asian holiday periods, as some of our customers reduce their development and, consequently, their buying activities during those periods.

The following tables present changes in revenue disaggregated by product type and geographic origin, in Q4 FY25 and YTD FY25 from revenue in prior reporting periods.

Quarterly Changes in Revenue by Product Type ($ in millions)

	Q4 FY25 compared with Q3 FY25			Q4 FY25 compared with Q4 FY24
	Revenue in	Increase	Percent	Increase	Percent
	Q4 FY25	(Decrease)	Change	(Decrease)	Change
IC
High-end *	$65.8	$12.2	22.7%	$5.8	9.6%
Mainstream	91.6	(2.5)	(2.7)%	(12.1)	(11.6)%

Total IC	$157.4	$9.7	6.5%	$(6.3)	(3.8)%

FPD
High-end *	$48.7	$(4.8)	(8.9)%	$0.4	0.8%
Mainstream	9.6	0.5	5.5%	(0.9)	(8.8)%

Total FPD	$58.3	$(4.3)	(6.8)%	$(0.5)	(0.9)%

Total Revenue	$215.8	$5.4	2.6%	$(6.8)	(3.1)%

  * High-end photomasks typically have higher ASPs than mainstream products.

Quarterly Changes in Revenue by Geographic Origin ($ in millions) **

	Q4 FY25 compared with Q3 FY25			Q4 FY25 compared with Q4 FY24
	Revenue in	Increase	Percent	Increase	Percent
	Q4 FY25	(Decrease)	Change	(Decrease)	Change

Taiwan	$67.3	$(1.1)	(1.6)%	$(2.4)	(3.4)%
China	58.1	7.5	14.8%	(2.7)	(4.5)%
South Korea	37.0	(6.7)	(15.4)%	(3.0)	(7.5)%
United States	43.5	5.7	15.3%	1.8	4.2%
Europe	9.0	(0.1)	(1.3)%	(0.9)	(9.4)%
Other	0.9	0.1	11.1%	0.4	87.2%
Total revenue	$215.8	$5.4	2.6%	$(6.8)	(3.1)%

** This table disaggregates revenue by the location in which it was earned.

Revenue in Q4 FY25 of $215.8 million represented an increase of 2.6% compared with Q3 FY25, and a decrease of 3.1% from Q4 FY24.

Overall IC revenue increased $9.7 million or 6.5% in Q4 FY25 from Q3 FY25 due to strong order patterns globally including the U.S. IC revenue decreased $6.3 million or 3.8% from Q4 FY24, as a result of a decline in maintream products partially offset by an increase in high-end demand. IC mainstream revenue decreased $2.5 million or 2.7% from Q3 FY25, and $12.1 million or 11.6% from Q4 FY24 primarily due to market conditions and geopolitical impacts.

      FPD revenue decreased $4.3 million or 6.8% in Q4 FY25 from Q3 FY25, and $0.5 million or 0.9% from Q4 FY24 mainly due to the decrease in high-end products, which decreased $4.8 million or 8.9% in Q4 FY25 from Q3 FY25 due to timing of order patterns.

Year-over-Year Changes in Revenue by Product Type ($ in millions)

	YTD FY25 compared with YTD FY24
	Revenue in	Increase	Percent
	YTD FY25	(Decrease)	Change
IC
High-end *	$238.9	$10.4	4.6%
Mainstream	376.2	(33.4)	(8.2)%

Total IC	$615.1	$(23.0)	(3.6)%

FPD
High-end *	$195.5	$0.2	0.1%
Mainstream	38.7	5.2	15.7%

Total FPD	$234.2	$5.4	2.4%

Total Revenue	$849.3	$(17.6)	(2.0)%

* High-end photomasks typically have higher ASPs than mainstream photomasks.

Year-over-Year Changes in Revenue by Geographic Origin ($ in millions)**

	YTD FY25 compared with YTD FY24
	Revenue in	Increase	Percent
	YTD FY25	(Decrease)	Change
Taiwan	$283.8	$(4.4)	(1.5)%
China	221.0	(11.9)	(5.1)%
South Korea	158.5	0.5	0.3%
United States	148.9	2.3	1.5%
Europe	34.2	(5.2)	(13.2)%
Other	2.9	1.1	61.3%
	$849.3	$(17.6)	(2.0)%

** This table disaggregates revenue by the location in which it was earned.

Overall revenue decreased $17.6 million or 2.0% in YTD FY25 from YTD FY24, driven by a $23.0 million or 3.6% decrease in IC revenue due to lower demand for mainstream products earlier in the year, partially offset by strong demand for high-end products. FPD revenue increased by $5.4 million or 2.4%, driven by a $5.2 million or 15.7% increase in mainstream product revenue due to an increase in G8 products.

Gross Margin

			Percent		Percent
	Q4 FY25	Q3 FY25	Change	Q4 FY24	Change
Gross profit	$75.5	$70.9	6.5%	$82.3	(8.3)%
Gross margin	35.0%	33.7%		37.0%

Gross margin increased to 35% in Q4 FY25 from 33.7% in Q3 FY25, primarily due to favorable product mix and lower manufacturing cost, partially offset by higher overhead costs.

Gross margin decreased to 35% in Q4 FY25 from 37% in Q4 FY24, primarily due to unfavorable product mix and higher labor costs, partially offset by lower equipment costs as a percentage of revenue.

			Percent
	YTD FY25	YTD FY24	Change
Gross profit	$299.8	$315.9	(5.1)%
Gross margin	35.3%	36.4%

Gross margin decreased to 35.3% in YTD FY25 from 36.4% in YTD FY24, primarily due to increased material costs resulting from unfavorable product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $20.0 million in Q4 FY25, compared with $18.4 million in Q3 FY25, and $21.0 million in Q4 FY24. The $1.6 million increase from Q3 FY25 was primarily the result of additional compensation and related expenses of $1.2 million. The $1.0 million decrease from Q4 FY24 was primarily the result of decreased professional fees of $0.5 million.

Selling, general and administrative expenses were $75.6 million in YTD FY25, compared with $77.8 million in YTD FY24.  The decrease of $2.2 million is primarily due to a decrease in compensation and related expenses of $1.1 million and professional fees of $1.0 million.

Research and Development Expenses

Research and development expenses, which primarily consist of development and qualification efforts related to process technologies for high-end IC and FPD applications, decreased $1.1 million to $3.2 million in Q4 FY25, from Q3 FY25; the decrease was primarily caused by decreased qualification activities in the U.S. Research and development expenses in Q4 FY25 decreased by $2.1 million from Q4 FY24 as a result of decreased development activities in the U.S. and Asia. On a full year basis, research and development expenses decreased $0.8 million, to $15.8 million, primarily due to decreased development activities in Asia, partially offset by increased research and development activity in the U.S.

Other Income (Expense), net

	Q4 FY25	Q3 FY25	Q4 FY24
Foreign currency transactions impact, net	$18.6	$(14.3)	$(7.7)
Interest expense, net	-	-	(0.1)
Interest income and other income, net	5.3	4.8	6.8

Other income (expense), net	$23.9	$(9.4)	$(1.0)

Other income increased $33.3 million in Q4 FY25 from Q3 FY25 and $24.9 million from Q4 FY24, primarily due to foreign currency impacts. The foreign currency impacts were primarily driven by favorable movements of the New Taiwan dollar and the South Korean won, against the U.S. dollar for both periods.

	YTD FY25	YTD FY24
Foreign currency transactions impact, net	$(8.3)	$2.2
Interest expense, net	(0.1)	(0.3)
Interest income and other income, net	22.0	24.0

Other income (expense), net	$13.6	$25.9

Other income decreased $12.3 million in YTD FY25, compared with YTD FY24, due to unfavorable movements of the New Taiwan dollar and the South Korean won, against the U.S. dollar for the period.

Income Tax Provision

	Q4 FY25	Q3 FY25	Q4 FY24
Income tax provision	$(2.7)	$9.6	$14.6
Effective income tax rate	(3.5)%	24.8%	26.6%

The effective income tax rates are sensitive to the jurisdictional mix of our earnings, due, in part, to the non-recognition of tax benefits on losses in jurisdictions with valuation allowances.

The effective income tax rate decreased in Q4 FY25 compared with Q3 FY25 primarily due to the release of a $16.7 million valuation allowance related to deferred tax assets that are now expected to be realized in future periods, as well as $2.8 million of reversals of uncertain tax positions mainly resulting from audit settlements and statute expirations. These favorable items were partially offset by $7.1 million of foreign tax rate differentials driven by higher income levels during the quarter. In addition, the effective tax rate was impacted by an unfavorable jurisdictional mix of earnings.

The effective income tax rate decrease in Q4 FY25, compared with Q4 FY24, is primarily due to the impact of the change in valuation allowance described above, changes in the jurisdictional mix of earnings, and a decrease in foreign tax compared with the prior year.

	YTD FY25	YTD FY24
Income tax provision	$31.6	$63.6
Effective income tax rate	14.2%	25.7%

    The decrease in the effective income tax rate on a full-year basis in FY25, compared with FY24, is primarily due to the release of valuation allowance as described above. We also regularly assess the potential outcomes of ongoing and future tax examinations and, accordingly, have recorded accruals for such contingencies. Included in the balance of unrecognized tax benefits as of October 31, 2025 and October 31, 2024, are $11.4 million and $14.7 million respectively, recorded in Other liabilities in the consolidated balance sheets that, if recognized, would impact the effective tax rates.

On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to continue to implement similar legislation with varying effective dates.

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

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $16.8 million in Q4 FY25, compared with $6.2 million in Q3 FY25; the increase of $10.6 million was the result of an increase in the net incomes of our joint venture operations. Net income attributable to noncontrolling interests increased $10.5 million in Q4 FY25, compared with $6.4 million in Q4 FY24; which was the result of an increase in the net incomes of our joint venture operations.

Net income attributable to noncontrolling interests increased by $0.7 million in YTD FY25 to $53.8 million from $53.2 million in YTD FY24, as a result of increased net income at both our Taiwan-based and China-based joint venture IC facilities.

Liquidity and Capital Resources

Cash and cash equivalents were $492.3 million and $598.5 million as of October 31, 2025, and October 31, 2024, respectively. As of October 31, 2025, total cash and cash equivalents included $446.1 million held by foreign subsidiaries, including an aggregate of $353.8 million held by our joint ventures in Taiwan and China. In addition, we currently have $95.9 million in short-term investments and CNY 200 million or USD 25 million of borrowing capacity in China to support local operations. See Note 8 – Debt to the consolidated financial statements for additional information on our outstanding debt and currently available financing. Our primary sources of liquidity are our cash on hand and cash we generate from operations.

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

We estimate capital expenditures for our fiscal year 2026 will be approximately $330 million; these investments will be targeted towards high-end and mainstream “point” tools that will increase our operating capacity and efficiency and enable us to support our customers’ near-term demands. As of October 31, 2025, we had outstanding capital commitments of approximately $126.4 million and accrued liabilities related to capital equipment purchases of approximately $13.0 million. Although payment timing could vary, primarily as a result of the timing of tool delivery, installation and testing, we currently estimate that we will fund $120.0 million of our total $139.4 million committed and recognized obligations for capital expenditures over the next twelve months. Please refer to Notes 11 - Leases and 16 – Commitments and Contingencies to our consolidated financial statements for additional information on our lease liabilities and unrecognized commitments, respectively.

On August 28, 2024, the Board of Directors authorized an increase to the Company’s existing share repurchase program from the remaining $31.7 million to $100 million. In June 2025, the Board of Directors authorized an additional $25 million share repurchase. During the fiscal year ended as of October 31, 2025, the Company repurchased 5.0 million shares for $97.4 million. As a result, as of October 31, 2025, $27.6 million remained available under this authorization. Depending on market conditions, we may utilize some or the entire remaining approved amount to reacquire additional shares.

As discussed in Note 6 – PDMCX Joint Venture of our consolidated financial statements, DNP, the noncontrolling interest in our China-based joint venture has, under certain circumstances, the right to put its interest in the joint venture to Photronics, or to purchase our interest in the joint venture. Under all such circumstances, the sale of DNP’s interest would be at its ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance. As of the date of issuance of this report, DNP had not indicated its intention to exercise this right. As of October 31, 2025, Photronics and DNP each had net investments in this joint venture of approximately $160.4 million.

Cash Flows

	Year Ended
	October 31, 2025	October 31, 2024	October 31, 2023

Net cash provided by operating activities	$247.8	$261.4	$302.2
Net cash used in investing activities	$(238.9)	$(156.5)	$(101.5)
Net cash used in financing activities	$(115.3)	$(7.7)	$(18.5)

        Operating Activities: Net cash provided by operating activities reflects net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, and the effects of changes in operating assets and liabilities. Net cash provided by operating activities decreased by $13.6 million in FY25, compared with FY24, primarily due to unfavorable changes in working capital.

       Investing Activities: Net cash used in investing activities increased by $82.4 million in FY25, compared to FY24, primarily driven by an increase of purchases of short-term investments of $29.0 million and purchases of property, plant, and equipment of $57.2 million.

       Financing Activities: Net cash used in financing activities increased by $107.6 million in FY25, compared to FY24.  This was driven by an increase in repurchases of common stock of $97.4 million and repayments of debt of $11.4 million.

      Our cash, cash equivalents, and restricted cash balances were positively impacted by changes in foreign currency exchange rates in FY25 of $0.2 million.

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

The following table reconciles U.S. GAAP net income and diluted earnings per share attributable to Photronics, Inc. shareholders to non-GAAP net income and diluted earnings per share attributable to Photronics, Inc. shareholders for the indicated periods. The columns may not foot due to rounding.

	Three Months ended			Year ended
	Oct 31,	Aug 3,	Oct 31,	Oct 31,	Oct 31,	Oct 31,
	2025	2025	2024	2025	2024	2023
Reconciliation of U.S. GAAP to non-GAAP net income:

U.S. GAAP net income attributable to Photronics, Inc. shareholders	$61,801	$22,891	$33,869	$136,405	$130,688	$125,485
FX (gain) loss	(18,615)	14,258	7,758	8,310	(2,168)	(2,466)
Estimated tax effects of FX (gain) loss	4,781	(3,663)	(1,936)	(2,066)	477	317
Estimated noncontrolling interest effects of above	3,341	(4,130)	(2,637)	(5,342)	(1,407)	2,676
Reversal of deferred tax valuation allowance	(16,751)	-	-	(16,751)	-	-
Non-GAAP net income attributable to Photronics, Inc. shareholders	$34,557	$29,356	$37,054	$120,556	$127,590	$126,012

Weighted-average number of common shares outstanding - Diluted	57,977	58,068	62,456	59,920	62,391	61,755

Reconciliation of U.S. GAAP to non-GAAP EPS:

U.S. GAAP diluted earnings per share attributable to Photronics, Inc. shareholders	$1.07	$0.39	$0.54	$2.28	$2.09	$2.03
Effects of the non-GAAP adjustments above	(0.47)	0.12	0.05	(0.27)	(0.04)	0.01
Non-GAAP diluted earnings per share attributable to Photronics, Inc. shareholders	$0.60	$0.51	$0.59	$2.01	$2.05	$2.04

Business Outlook

Our current business outlook and guidance was provided in our Full Year and Fourth Quarter Fiscal 2025 Results earnings call, and related slide deck, but is not incorporated herein. These can be accessed in the investor section of our website - www.photronics.com. Information included on our website is not incorporated in this Form 10-K.

Our future results of operations and the other forward-looking statements contained in this filing and in our “Full Year and Fourth Quarter Fiscal 2025 Results” earnings call and presentation involve a number of risks and uncertainties, some of which are discussed in Part I, Item 1A of this report. These factors and a number of other unforeseeable factors could cause actual results to differ materially from our expectations.

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

Effect of Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements in this report for recent accounting pronouncements that may affect our financial reporting.

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

Our primary net foreign currency exposures as of October 31, 2025, included the South Korean won, the Japanese yen, the New Taiwan dollar, the Chinese yuan, the Singapore dollar, the British pound sterling, and the euro. As of that date, a 10% adverse movement in the value of currencies different from the functional currencies of our subsidiaries would have resulted in a net unrealized pre-tax loss of $70.1 million, which represents an increase of $8.8 million from our exposure as of October 31, 2024. Our most significant exposures at October 31, 2025, were exposures of the New Taiwan Dollar and the South Korean won against the U.S. dollar. We do not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies, other than the aforementioned currencies, would have had a material effect on our October 31, 2025, consolidated financial statements.

Interest Rate Risk

A 10% adverse or favorable movement in the interest rates on our variable rate borrowings would not have had a material effect on our October 31, 2025, consolidated financial statements.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Photronics, Inc., and subsidiaries (the “Company”) as of October 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended October 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2025 and October 31, 2024, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 17, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Revenue – Contracts with Customers— Refer to Note 1 & 10 of the financial statements.

Critical Audit Matter Description

The Company recognizes revenue over time for in-process production orders that have not shipped for contracts with customers for which it has an enforceable right to bill and collect consideration, including a reasonable profit, in the event the in-process orders are cancelled by the customers. In addition, as photomasks are manufactured to customer specifications, they have no alternative use to the Company. This results in the Company recording a corresponding contract asset as of period-end for these contracts. Significant judgment is exercised by the Company in determining the amount of revenue to recognize for these contracts and the corresponding contract asset, specifically in estimating the point within the production cycle at which the production orders stand in relation to the Company’s enforceable right within the contract. Pursuant to these contracts, revenue recognized over time and the associated contract asset as of October 31, 2025 was $12.7 million.

We identified the determination of revenue recognized over time for in-process productions orders as of October 31, 2025 as a critical auditing matter because of the significant estimates and assumptions management makes in determining the amount of revenue to recognize for these contracts. This required a high degree of audit judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s determination of the progress point of in-process orders and the amount of revenue recognized over time and the corresponding contract asset as of October 31, 2025.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s determination of the progress point of in-process orders and resulting revenue recognized over time and corresponding contract asset as of October 31, 2025 included the following:

●	We tested the operating effectiveness of controls over management’s determination of the point in the production process and correlation to stated contractual rights.
●	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the consolidated financial statements.
●	We tested the accuracy and completeness of the in-process orders report by performing physical observations.
●	We selected a sample of in-process production orders as of October 31, 2025 and performed the following procedures for each selection:
o	Obtained and read the customer agreement/purchase order, invoice, and quote to determine whether the company has an enforceable right to bill and collect consideration.
o	Evaluated management’s identification of significant contract terms and resulting revenue recognition for the in-process production order.
o	Evaluated management estimate of the production point for the in-process order and corresponding revenue recognition and contract asset based on the Company’s enforceable right within the contract.
o	Recalculated revenue recognized by testing actual costs incurred and by recalculating percentage completion based on total expected costs for each sampled order.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
December 17, 2025

We have served as the Company’s auditor since 1991.

PHOTRONICS, INC.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	October 31, 2025	October 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$492,256	$598,485
Short-term investments	95,909	42,184
Accounts receivable, net of allowance of $1,166 in 2025 and $1,126 in 2024	195,921	200,830
Inventories	61,767	56,527
Other current assets	44,199	33,036
Total current assets	890,052	931,062

Property, plant and equipment, net	854,436	745,257
Deferred income taxes	40,207	23,059
Other assets	19,839	12,681
Total assets	$1,804,534	$1,712,059

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$11	$17,972
Accounts payable	84,209	78,717
Accrued liabilities	81,653	87,122
Total current liabilities	165,873	183,811

Long-term debt	13	25
Other liabilities	41,341	47,464
Total liabilities	207,227	231,300

Commitments and contingencies (Note 16)

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 57,633 shares issued and outstanding at October 31, 2025, and 61,949 shares issued and outstanding at October 31, 2024	576	619
Additional paid-in capital	486,934	514,757
Retained earnings	772,199	691,807
Accumulated other comprehensive loss	(86,120)	(86,319)
Total Photronics, Inc. shareholders’ equity	1,173,589	1,120,864
Noncontrolling interests	423,718	359,895
Total equity	1,597,307	1,480,759
Total liabilities and equity	$1,804,534	$1,712,059

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended
	October 31, 2025	October 31, 2024	October 31, 2023

Revenue	$849,294	$866,946	$$892,076

Cost of goods sold	549,464	551,000	555,914

Gross profit	299,830	315,946	336,162

Operating expenses:

Selling, general and administrative	75,625	77,760	69,458

Research and development	15,804	16,576	13,654

Total operating expenses	91,429	94,336	83,112

Other operating expense	(240)	(92)	-

Operating income	208,161	221,518	253,050

Other income (expense):

Foreign currency transactions impacts, net	(8,310)	2,168	2,466

Interest income and other income, net	21,988	24,063	14,863

Interest expense	(55)	(334)	(433)

Income before income tax provision	221,784	247,415	269,946

Income tax provision	31,550	63,567	70,312

Net income	190,234	183,848	199,634

Net income attributable to noncontrolling interests	53,829	53,160	74,149

Net income attributable to Photronics, Inc. shareholders	$136,405	$$130,688	$$125,485

Earnings per share:

Basic	$2.29	$2.12	$$2.05

Diluted	$2.28	$2.09	$$2.03

Weighted-average number of common shares outstanding:

Basic	59,606	61,726	61,139

Diluted	59,920	62,391	61,755

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended
	October 31, 2025	October 31, 2024	October 31, 2023

Net income	$190,234	$183,848	$199,634
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,954	8,630	5,615
Other	239	(81)	(3)

Net other comprehensive income	10,193	8,549	5,612

Comprehensive income	200,427	192,397	205,246
Less: comprehensive income attributable to noncontrolling interests	63,823	59,293	70,039

Comprehensive income attributable to Photronics, Inc. shareholders	$136,604	$133,104	$135,207

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC.
Consolidated Statements of Equity
Years Ended October 31, 2025, 2024 and 2023
(in thousands)

	Photronics, Inc. Shareholders

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance as of October 31, 2022	60,791	$608	$493,741	$435,634	$(98,456)	$230,562	$1,062,089
Net income	-	-	-	125,485	-	74,149	199,634
Other comprehensive income (loss)	-	-	-	-	9,722	(4,110)	5,612
Shares issued under equity plans	519	5	268	-	-	-	273
Share-based compensation expense	-	-	8,001	-	-	-	8,001

Balance as of October 31, 2023	61,310	$613	$502,010	$561,119	$(88,734)	$300,601	$1,275,609
Net income	-	-		130,688	-	53,160	183,848
Other comprehensive income	-	-	-	-	2,415	6,134	8,549
Shares issued under equity plans	639	6	(1,143)	-	-	-	(1,137)
Share-based compensation expense	-	-	13,890	-	-	-	13,890

Balance as of October 31, 2024	61,949	$619	$514,757	$691,807	$(86,319)	$359,895	$1,480,759
Net income	-	-	-	136,405	-	53,829	190,234
Other comprehensive income	-	-	-	-	199	9,994	10,193
Shares issued under equity plans	672	6	149	-	-	-	155
Share-based compensation expense	-	-	13,388	-	-	-	13,388
Purchase and retirement of common stock through repurchase program	(4,988)	(49)	(41,360)	(56,013)	-	-	(97,422)

Balance as of October 31, 2025	57,633	$576	$486,934	$772,199	$(86,120)	$423,718	$1,597,307

PHOTRONICS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	October 31, 2025	October 31, 2024	October 31, 2023
Cash flows from operating activities:
Net income	$190,234	$183,848	$199,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	77,258	82,433	80,473
Amortization of intangible assets	347	372	362
Share-based compensation	13,388	13,890	8,001
Deferred income taxes	(17,168)	(1,389)	(927)
Changes in assets, liabilities, and other:
Accounts receivable	6,309	(2,541)	4,026
Inventories	(4,942)	(6,154)	1,236
Other current assets	(4,715)	628	9,665
Accounts payable, accrued liabilities and other	(12,913)	(9,643)	(294)

Net cash provided by operating activities	247,798	261,444	302,176

Cash flows used in investing activities:
Purchases of property, plant and equipment	(188,137)	(130,942)	(131,295)
Purchases of short-term investments	(129,649)	(100,558)	(20,192)
Proceeds from maturities of short-term investments	76,823	72,836	47,537
Government incentives	2,158	2,229	2,522
Purchases of intangible assets	(94)	(89)	(117)
Other	-	59	-

Net cash used in investing activities	(238,899)	(156,465)	(101,545)

Cash flows used in financing activities:
Repayments of debt	(17,972)	(6,621)	(18,439)
Common stock repurchases	(97,422)	-	-
Proceeds from share-based arrangements	2,231	1,916	1,248
Net settlements of restricted stock awards	(2,094)	(3,025)	(1,302)

Net cash used in financing activities	(115,257)	(7,730)	(18,493)

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	228	2,127	(2,680)

Net change in cash, cash equivalents, and restricted cash	(106,130)	99,376	179,458

Cash, cash equivalents, and restricted cash at beginning of year	601,243	501,867	322,409

Cash, cash equivalents, and restricted cash at end of year	495,113	601,243	501,867

Less: Ending restricted cash	2,857	2,758	2,575

Cash and cash equivalents at end of year	$492,256	$598,485	$499,292

Supplemental disclosure of non-cash information:

Accruals for property, plant and equipment not yet paid	$12,173	$5,217	$18,607
Expected refundable federal investment tax credit	$10,925	$5,013	$-

See accompanying notes to consolidated financial statements.

PHOTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended October 31, 2025, October 31, 2024 and October 31, 2023
(in thousands, except share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Basis of Presentation

Description of Business

Photronics, Inc. (“Photronics”, “the Company”, “we”, “our”, or “us”) is one of the world’s leading manufacturers of photomasks, which are high-precision photographic quartz or glass plates containing microscopic images of electronic circuits. Photomasks are a key element in the manufacture of ICs and FPDs, and are used as masters to transfer circuit patterns onto semiconductor wafers and FPD substrates during the fabrication of integrated circuits, a variety of FPDs and, to a lesser extent, other types of electrical and optical components. The Company currently has eleven manufacturing facilities, located in Taiwan (3), China (2), South Korea (1), the United States (3), and Europe (2).

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

Foreign Currency Transactions

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into their respective functional currencies at exchange rates in effect at the balance sheet date. The resulting exchange gain or loss is included in Photonics’ consolidated statements of income as Foreign currency transactions impact, net.

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

Restricted Cash

Restricted cash in the amounts of $2.9 million and $2.8 million are included in Other assets on the Company’s October 31, 2025 and October 31, 2024, consolidated balance sheets, respectively. The restrictions on these amounts are primarily related to land lease agreements and customs requirements.

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

Based upon the Company’s intent and ability to hold its time deposits to maturity, maturities of which range up to twelve months at purchase, such securities are classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s U.S. Government Securities, commercial paper and money market funds are classified as available-for-sale. Available-for-sale investments are reported at fair value, with unrealized gains or losses (net of tax) reported in Accumulated other comprehensive income (loss). In the event of a sale of these securities, the Company would determine the cost of the investment sold at the specific individual security level and would include any gain or loss in Interest income and other income, net, where the Company also reports periodic interest earned and the amortization (accretion) of discounts (premiums) related to these investments.

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

Inventories

Inventories are stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or net realizable value. Please refer to Note 4 for additional information on the Company’s inventories. Inventory reserves are established when conditions indicate that the net realizable value is less than cost due to assigned expiration dates or other causes based on individual facts and circumstances. If net realizable value is less than cost at the balance sheet date, the carrying amount is reduced to the realizable value, and the difference is recognized as a loss on valuation of inventories within cost of sales.

Property, Plant and Equipment, Net

Property, plant and equipment, except as described below under “Impairment of Long-Lived Assets,” is stated at cost less accumulated depreciation and amortization. Repairs and maintenance, as well as renewals and replacements of a routine nature, are charged to operations as incurred, while those that improve or extend the lives of existing assets are capitalized. Upon sale or other disposition, the cost of the asset and its related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in earnings.

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

Stock Repurchases

The Company records stock repurchases under the cost method, recording the entire cost of the acquired stock. When the Company retires the Company’s repurchased shares, any excess of the repurchase price paid over par value is allocated between additional paid-in capital and retained earnings.

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

Contract Assets and Contract Liabilities

The Company recognizes a contract asset when the Company’s performance under a contract precedes the Company’s receipt of consideration from a customer, or before payment is due, and the Company’s receipt of consideration is conditional upon factors other than the passage of time. Contract assets reflect the Company’s transfer of control to customers of photomasks that are in process or completed but not yet shipped to customers. A receivable is recognized when the Company has an unconditional right to payment for the Company’s performance, which generally occurs when the Company ships the photomasks. The Company’s contract assets primarily consist of a significant amount of the Company’s in-process production orders and fully manufactured photomasks which have not yet shipped, for which the Company has an enforceable right to collect consideration (including a reasonable profit) in the event the in-process orders are cancelled by customers. On an individual contract basis, the Company nets contract assets with contract liabilities (deferred revenue) for financial reporting purposes. The Company’s net credit losses on the accounts receivable during 2025 were immaterial. The Company did not impair any contract assets or accounts receivable in 2025 or 2024.

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

Operating leases are expensed on a straight-line basis over the terms of the leases, and are included in the consolidated statement of income in Cost of goods sold, Selling, general and administrative, or Research and development expense in accordance with the use of the underlying asset. Finance lease ROU assets are amortized over the estimated useful life of the underlying asset; the expenses are included in the consolidated statement of income in Cost of goods sold. Finance lease liabilities are subsequently remeasured by increasing the liability to reflect interest accrued during a period and decreasing the liability to reflect payments made during the period. Interest expense incurred on finance leases is included in Interest expense, net on the consolidated statements of income.

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

Research and Development

Research and development costs are expensed as incurred and consist primarily of development efforts related to high-end process technologies for advanced subwavelength reticle solutions for IC and FPD photomask technologies. Research and development expenses were $15.8 million, $16.6 million, and $13.7 million for the years ended October 31, 2025, 2024 and 2023, respectively.

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

The Company expects to receive refundable federal investment tax credits through the CHIPS Act in connection with ongoing capital expenditure expansion projects. As a result, as of October 31, 2025, the Company has reduced property, plant and equipment, net by $15.9 million of which $5.0 million was recorded during fiscal year 2024. The application submitted in 2024 for direct capital grants through the CHIPS Act in connection with the proposed projects is still under review process.

For the years ended October 31, 2025, 2024, and 2023, the Company’s subsidiaries in China received cash subsidies from local government authorities related to the acquisition of property, plant, and equipment in the amounts of $2.2 million, $2.1 million, and $2.5 million, respectively. The Company has recorded these subsidies as reductions of property, plant, and equipment.

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

Earnings Per Share

Basic earnings per share attributed to Photronics shareholders is computed independently for each period presented and is based on the weighted-average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted earnings per share (“EPS”) reflects the potential dilution that could occur if certain share-based payment awards were exercised or earned.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance in this ASU is effective for Photronics in its fiscal year 2025 Form 10-K. The Company adopted ASU 2023-07, please see NOTE 18 – SEGMENT REPORTING.

NOTE 2 – ACCOUNTS RECEIVABLE, NET

The components of Accounts Receivable, net at the balance sheet dates are presented below.

	October 31,	October 31,
	2025	2024
Accounts Receivable	$166,511	$172,741
Unbilled Receivables	30,576	29,215
Allowance for Credit Losses	(1,166)	(1,126)
	$195,921	$200,830

NOTE 3 - OTHER CURRENT ASSETS

Presented below are the components of Other current assets at the balance sheet dates.

	October 31, 2025	October 31, 2024

Contract assets	$12,670	$11,532
Prepaid expenses	8,504	5,770
Recoverable value added taxes	3,104	2,684
Prepaid and refundable income taxes	4,385	1,875
Other (1)	15,536	11,175

	$44,199	$33,036

(1) Includes expected refundable federal investment tax credits through the CHIPS Act in the amount of $10.9 million and $5.0 million as of October 31, 2025 and 2024, respectively.

NOTE 4 - INVENTORIES

The components of Inventories at the balance sheet dates are presented below.

	October 31,	October 31,
	2025	2024
Raw materials	$60,150	$56,128
Work in process	1,616	398
Finished goods	1	1
	$61,767	$56,527

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Presented below are the components of Property, plant and equipment, net at the balance sheet dates.

	October 31,	October 31,
	2025	2024
Land	$12,245	$11,419
Buildings and improvements	192,860	188,756
Machinery and equipment	2,109,456	1,990,610
Leasehold improvements	20,474	19,268
Furniture, fixtures, and office equipment	19,394	18,091
Construction in progress	134,880	91,213
	2,489,309	2,319,357
Accumulated depreciation and amortization	(1,634,873)	(1,574,100)
	$854,436	$745,257

Information on ROU assets resulting from finance leases, at the balance sheet dates, is presented below. During 2025, the Company exercised its early buy-out option for a high-end lithography tool and a high-end inspection tool. Please refer to Note 8 for further information.

	October 31,	October 31,
	2025	2024
Machinery and equipment	$54	$42,815
Accumulated amortization	(53)	(10,522)
	$1	$32,293

The following table presents depreciation expense (including the amortization of ROU assets) related to property, plant and equipment incurred during the reporting periods.

	Years Ended
	October 31,	October 31,	October 31,
	2025	2024	2023
Depreciation and amortization expense	$77,258	$82,433	$80,472

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

The following table presents net income the Company recorded from the operations of PDMCX during the reporting periods.
	Years Ended
	October 31,	October 31,	October 31,
	2025	2024	2023
Net income from PDMCX	$19,462	$20,074	$25,098

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

	October 31,		October 31,
	2025		2024
Classification	Carrying	Photronics	Carrying	Photronics
	Amount	Interest	Amount	Interest
Current assets	$180,289	$90,163	$174,059	$87,047
Noncurrent assets	166,756	83,395	151,039	75,535
Total assets	347,045	173,558	325,098	162,582

Current liabilities	23,193	11,599	40,691	20,350
Noncurrent liabilities	2,970	1,485	3,320	1,660
Total liabilities	26,163	13,084	44,011	22,010

Net assets	$320,882	$160,474	$281,087	$140,572

NOTE 7 - ACCRUED LIABILITIES

Presented below are the components of Accrued liabilities at the balance sheet dates.

	October 31, 2025	October 31, 2024

Compensation related expenses	$26,284	$31,188
Income taxes	21,094	24,200
Contract liabilities	9,491	12,375
Property, plant, and equipment	7,291	2,670
Value added and other taxes	3,799	2,837
Service contracts	2,226	1,448
Operating leases	1,975	1,925
Telecommunications and utilities	1,328	1,040
Other	8,165	9,439

Accrued liabilities	$81,653	$87,122

NOTE 8 - DEBT

As of October 31, 2025 and October 31, 2024, the Current portion of long-term debt and the Long-term debt balances were comprised of finance leases as described below:

	October 31, 2025		October 31, 2024
Principal due:
Next 12 months	$11		17,972
Months 13 – 24	$12		12
Months 25 – 36	1		12
Months 37 – 48	-		1
Months 49 – 60	-		-
Long-term debt	13		25
Total debt	$24		17,997

Interest rate at balance sheet date	N/A		N/A
Basis spread on interest rates	N/A		N/A
Interest rate reset	N/A		N/A
Maturity date	N/A		N/A
Periodic payment amount	Varies as Lease matures		Varies as Lease matures
Periodic payment frequency	Monthly		Monthly
Loan collateral (carrying amount)	$1	(1)	32,293	(1)

(1) Represents the carrying amount at the balance sheet date of the related ROU assets, in which the lessors have secured interests.

Finance Leases

In February 2021, the Company entered into a five-year $7.2 million finance lease for a high-end inspection tool. Monthly payments on the lease, which commenced in February 2021, were $0.1 million per month. Upon the fiftieth monthly payment and prior to payment of the fifty-first monthly payment, the Company could exercise an early buyout option to purchase the tool for $2.4 million. After the original term or any renewal periods, the Company could return the tool, elect to extend the lease, or purchase the tool at its fair market value. The Company exercised the early buyout option to purchase the tool for $2.4 million during the fiscal year 2025.

In December 2020, the Company entered into a five-year $35.5 million finance lease for a high-end lithography tool. Monthly payments on the lease, which commenced in January 2021, increased from $0.04 million during the first three months to $0.6 million for the following nine months, followed by forty-eight monthly payments of $0.5 million. The lease agreement provided an early buyout option to purchase the tool for $14.1 million, which the Company exercised during the fiscal year 2025.

Xiamen Working Capital Loans

In November 2018, PDMCX obtained approval for revolving, unsecured credit of CNY 200 million ($25 million), pursuant to which PDMCX may enter into separate loan agreements with varying terms to maturity. In December 2022, the Company repaid the Company’s entire outstanding balance of CNY 25.6 million ($3.6 million). The interest rates are variable, based on the CNY Loan Prime Rate of the National Interbank Funding Center. Interest incurred on the loans related to the amount borrowed was eligible for reimbursement through incentives provided by the Xiamen Torch Hi-Tech Industrial Development Zone, which provided such reimbursements up to a prescribed limit and duration. This facility is subject to annual reviews and extensions. In July 2025, the Company was issued an extension to the revolving, unsecured credit agreement for CNY 200 million or USD 25 million with an expiration date of July 31, 2026. As of October 31, 2025, PDMCX had no outstanding borrowings against the approval.

Interest Paid for Debt

Interest payments were $0.1 million in 2025, $0.3 million in 2024, and $0.5 million in 2023.   The weighted-average interest rate on the Company’s current portion of long-term debt for the periods ended October 31, 2025 and October 31, 2024 was 5.9% and 1.5%, respectively.

NOTE 9 - OTHER LIABILITIES

Presented below are the components of Other liabilities at the balance sheet dates.

	October 31, 2025	October 31, 2024
Unrecognized tax benefit	$11,379	$14,720
Post employment benefit	13,218	12,993
Contract liabilities	5,041	8,910
Tax payable	4,530	4,310
Operating lease	3,960	3,037
Other	3,213	3,494

Other liabilities	$41,341	$47,464

NOTE 10 - REVENUE

The following tables present the Company’s revenue for the years ended October 31, 2025, October 31, 2024, and October 31, 2023, disaggregated by product type, geographic origin, and timing of recognition.

	Year Ended
	October 31,	October 31,	October 31,
Revenue by Product Type	2025	2024	2023
IC
High-end	$238,865	$228,469	$194,939
Mainstream	376,239	409,682	456,340
Total IC	$615,104	$638,151	$651,279

FPD
High-end	$195,520	$195,365	$200,842
Mainstream	38,670	33,430	39,955
Total FPD	$234,190	$228,795	$240,797

	$849,294	$866,946	$892,076

	Year Ended
Revenue by Geographic Origin*	October 31,	October 31,	October 31,
	2025	2024	2023
Taiwan	$283,844	$288,275	$316,889
China	221,005	232,941	245,378
South Korea	158,524	158,017	162,235
United States	148,915	146,652	128,879
Europe	34,075	39,244	36,579
Other	2,931	1,817	2,116
	$849,294	$866,946	$892,076

*	This table disaggregates revenue by the location in which it was earned.

	Year Ended
Revenue by Timing of Recognition	October 31,	October 31,	October 31,
	2025	2024	2023
Over time	$818,404	$831,500	$838,628
At a point in time	30,890	35,446	53,448
	$849,294	$866,946	$892,076

Contract Assets and Contract Liabilities

The following table provides information about the Company’s contract balances at the balance sheet dates.
	October 31,	October 31,
Classification	2025	2024
Contract Assets
Other current assets	$12,670	$11,532

Contract Liabilities
Accrued liabilities	$9,491	$12,375
Other liabilities	5,041	8,910
	$14,532	$21,285

The following table presents revenue recognized from contract liabilities that existed at the beginning of the reporting periods.
	October 31,	October 31,	October 31,
	2025	2024	2023
Revenue recognized from beginning liability	$9,414	$12,222	$13,966

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

NOTE 11 - LEASES

The following table provides information on operating and finance leases included in the Company’s consolidated balance sheets.
Classification	October 31, 2025	October 31, 2024

ROU Assets – Operating Leases
Other assets	$5,976	$5,010

ROU Assets – Finance Leases
Property, plant and equipment, net	$1	$32,293

Lease Liabilities – Operating Leases
Accrued liabilities	$1,975	$1,925
Other liabilities	3,960	3,037
	$5,935	$4,962

Lease Liabilities – Finance Leases
Current portion of long-term debt	$11	$17,972
Long-term debt	13	25
	$24	$17,997

The following table presents future lease payments under noncancelable operating and finance leases as of October 31, 2025. Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.

Fiscal Year	Operating Leases	Finance Leases

2026	$2,109	12
2027	1,686	12
2028	532	1
2029	216	-
2030 and thereafter	2,088	-
Total lease payments	$6,631	25
Imputed interest	(696)	(1)
Lease liabilities	$5,935	24

The following table presents lease costs for 2025, 2024, and 2023.

	Year Ended
	October 31,	October 31,	October 31,
	2025	2024	2023
Operating lease costs	$2,348	$2,255	$2,278
Short-term lease costs	$1,280	$1,273	$462
Variable lease costs	$599	$595	$656
Interest on finance lease	$2	$330	$426
Amortization of ROU assets	$19	$2,950	$2,870

The following table presents statistical information related to the Company’s operating and finance leases. The information presented is as of the balance sheet dates.

	October 31, 2025		October 31, 2024
Classification	Weighted- average remaining lease term (in years)	Weighted- average discount rate	Weighted- average remaining lease term (in years)	Weighted- average discount rate
Operating leases	8.1	3.1%	2.8	3.2%
Finance leases	2.1	5.9%	0.2	1.5%

The following table presents the effects of leases on the Company’s 2025, 2024, and 2023 consolidated statements of cash flows, and provides leases-related non-cash information for those years.

	Year Ended
	October 31,	October 31,	October 31,
	2025	2024	2023
Operating cash flows used for operating leases	$2,341	$2,241	$2,271
Operating cash flows used for finance leases	$2	$330	$429
Financing cash flows used for finance leases	$11	$6,621	$6,521
ROU assets obtained in exchange for operating lease obligations	$2,824	$842	$5,116

NOTE 12 - SHARE-BASED COMPENSATION

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

The table below presents information on the Company’s share-based compensation expenses for the three most recent fiscal years.

	Year Ended
	October 31,	October 31,	October 31,
	2025	2024	2023
Expense reported in:
Cost of goods sold	$3,233	$2,704	$1,259
Selling, general, and administrative	8,954	10,124	5,962
Research and development	1,201	1,062	780
Total expense incurred	$13,388	$13,890	$8,001

Expense by award type:
Restricted stock awards *	$11,966	$13,868	$7,909
Restricted stock units	1,216	-	-
Stock options	-	-	1
Employee stock purchase plan	206	22	91
Total expense incurred	$13,388	$13,890	$8,001

Income tax benefits of share-based compensation	$3,002	$1,156	$715

* During the year ended October 31, 2024, upon the departure of two executives from the Company and in accordance with the terms of their separation agreements, previously granted time-vesting restricted stock awards accelerated vesting. The Company accounted for the effects of the accelerated vesting of these stock awards as a modification, and recognized $1.2 million of incremental stock-based compensation expense for the acceleration of restricted stock awards, within selling, general and administrative expenses on the Consolidated Statements of Income for the year ended October 31, 2024.

Restricted Stock Awards

The Company periodically grants restricted stock awards, the restrictions on which typically lapse over a service period of one to four years. The fair values of the awards are determined on the date of grant, based on the closing stock price of the Company’s common stock. A summary of restricted stock award activity during 2025 and the status of the Company’s restricted stock awards as of October 31, 2025, is presented below.

Restricted Stock	Number of Shares	Weighted-Average Fair Value at Grant Date
Outstanding at October 31, 2024	1,423,602	$23.23
Granted	583,238	23.42
Vested	(527,292)	21.43
Cancelled	(73,876)	24.14
Outstanding at October 31, 2025	1,405,672	$23.93
Expected to vest as of October 31, 2025	1,303,385	$23.89

The table below presents additional information on the Company’s restricted stock awards for the three most recent fiscal years.

	Year Ended
	October 31,	October 31,	October 31,
	2025	2024	2023
Number of shares granted	583,238	865,050	791,925
Weighted-average grant-date fair value of awards (in dollars per share)	$23.42	$29.50	$16.84
Compensation costs not yet recognized	$21,862	$21,303	$12,760
Weighted-average amortization period (in years)	2.6	2.8	2.8
Fair value of awards for which restrictions lapsed	$11,302	$9,755	$6,256
Shares outstanding at balance sheet date	1,405,672	1,423,602	1,238,297

Restricted Stock Units

Commencing Q2 FY25, the Company began granting restricted stock units, the restrictions on which typically lapse over a service period of one to four years. The fair value of the awards is determined on the date of grant, based on the closing price of the Company’s common stock. A summary of restricted stock unit activity during 2025 and the status of the Company’s restricted stock unit awards as of October 31, 2025, is presented below.

Restricted Stock Units	Number of Units	Weighted-Average Fair Value at Grant Date
Outstanding at October 31, 2024	-	$-
Granted	178,166	21.09
Vested	(41,514)	22.52
Cancelled	-	-
Outstanding at October 31, 2025	136,652	$20.65
Expected to vest as of October 31, 2025	134,366	$20.59

The table below presents additional information on the Company’s restricted stock unit awards for the three most recent fiscal years.

	Year Ended
	October 31,	October 31,	October 31,
	2025	2024	2023
Number of units granted	178,166	-	-
Weighted-average grant-date fair value of awards (in dollars per share)	$21.09	$-	$-
Compensation costs not yet recognized	$2,485	$-	$-
Weighted-average amortization period (in years)	3.4	-	-
Fair value of awards for which restrictions lapsed	$935	$-	$-
Restricted stock units outstanding at balance sheet date	136,652	-	-

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

The table below presents a summary of stock options activity during 2025 and information on stock options outstanding at October 31, 2025.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at October 31, 2024	277,625	$10.39
Granted	-	$-
Exercised	(162,550)	$10.45
Cancellations, forfeitures, and adjustments	(1,000)	$11.35
Outstanding at October 31, 2025	114,075	$10.30	1.64 years	$1,551
Exercisable at October 31, 2025	114,075	$10.30	1.64 years	$1,551
Expected to vest as of October 31, 2025	-	$-	- years	$-

The table below presents additional information on stock option awards for the three most recent fiscal years.

	Year Ended
	October 31,	October 31,	October 31,
	2025	2024	2023
Number of options granted in period	-	-	-
Total intrinsic value of options exercised	$2,127	$2,981	$1,654
Cash received from option exercises	$1,698	$1,888	$1,101
Compensation cost not yet recognized	$-	$-	$-
Weighted-average amortization period for cost not yet recognized (in years)	-	-	-

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) permits employees to purchase Photronics, Inc. common shares at 85% of the lower of the closing market price at the commencement or ending date of the Plan year (which is approximately one year from the commencement date). The Company recognizes the ESPP expense over that same period. As of October 31, 2025, the maximum number of shares of common stock approved by the Company’s shareholders to be purchased under the ESPP was 1.85 million shares, of which approximately 1.7 million shares had been issued through October 31, 2025. As of October 31, 2025, there is $0.2 million of unrecognized compensation cost.

NOTE 13 - EMPLOYEE RETIREMENT PLANS

The Company maintains a 401(k) Savings and Profit-Sharing Plan (“401(k) Plan”) which covers all full and certain part-time U.S. employees who have completed three months of service and are 18 years of age or older. Under the terms of the 401(k) Plan, employees may contribute up to 50% of their salary, subject to certain maximum amounts, which will be matched by the Company at 100% of the employee's contributions that are up to 4% of the employee's compensation. Employee and employer contributions vest immediately upon contribution. Contribution expense for the 401(k) plan was $1.2 million, $1.2 million, and $0.8 million in fiscal year 2025, 2024, and 2023, respectively.

NOTE 14 – INCOME TAXES

On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to continue to implement similar legislation with varying effective dates.

The Company is currently subject to Pillar Two, but we estimate that the financial impact is immaterial. We will continue to monitor further developments to determine any potential impact in the countries in which we operate.

Income before the income tax provisions consists of the following:

	Year Ended
	October 31, 2025	October 31, 2024	October 31, 2023
United States	$10,225	$20,145	$(1,737)
Foreign	211,559	227,270	271,683
	$221,784	$247,415	$269,946

Income Tax Provision

The components of our income tax provisions are presented below.

	Year Ended
	October 31, 2025	October 31, 2024	October 31, 2023
Current:
Federal	$-	$-	$-
State	60	95	14
Foreign	48,658	64,861	71,225
	48,718	64,956	71,239

Deferred:
Federal	(14,320)	-	-
State	(731)	13	12
Foreign	(2,117)	(1,402)	(939)
	(17,168)	(1,389)	(927)
Total	$31,550	$63,567	$70,312

The table below presents a reconciliation of income taxes calculated by applying the statutory U.S. federal income tax rate to our income tax provisions of the reporting periods.

	Year Ended
	October 31, 2025	October 31, 2024	October 31, 2023

U.S. federal income tax at statutory rate	$46,575	$51,957	$56,689
Changes in valuation allowance	(19,858)	(1,986)	(256)
Foreign rate differential	7,075	10,695	11,394
Tax credits	(4,648)	(5,209)	(2,425)
Uncertain tax positions, including reserves, settlements and resolutions	(2,790)	6,226	3,328
Lease Buyout	3,402	-	-
Other, net	1,794	1,884	1,582

Income tax provision	$31,550	$63,567	$70,312

Reporting Period	U.S. Statutory Tax Rates	Photronics Effective Tax Rates	Primary Reasons for Differences
2025	21.0%	14.2%
Non-U.S. pre-tax income being taxed at higher statutory rates in non-U.S. jurisdictions, the establishment of uncertain tax positions in non-U.S. jurisdiction and release of valuation allowance against certain U.S. Federal and state tax attributes that have been determined to be partially realizable

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

Deferred Income Tax Assets and Liabilities

The net deferred income tax assets consist of the following:
	As of
	October 31, 2025	October 31, 2024
Deferred income tax assets
Net operating losses	$15,150	$18,941
Reserves not currently deductible	9,134	9,892
Tax credit carryforwards	12,658	12,550
Share-based compensation	3,327	3,102
Property, plant and equipment	5,402	10,710
Research intangibles	3,904	2,721
Lease liabilities	32	4,116
Other	2,999	1,857
	52,606	63,889
Valuation allowances	(10,777)	(30,633)
	41,829	33,256
Deferred income tax liabilities
ROU assets	(32)	(7,351)
Other	(2,126)	(3,315)
	(2,158)	(10,666)
Net deferred income tax assets	$39,671	$22,590

Classification
Deferred income tax assets	$40,207	$23,059
Other liabilities	(536)	(469)
	$39,671	$22,590

We have established a valuation allowance for the portion of our deferred tax assets that, based on the weight of all available evidence, we believe is more likely than not to expire before it can be utilized. In 2025, the valuation allowance against certain federal and state tax attributes was released as a result of management’s determination that these deferred tax asset benefits are now more likely than not to be realized. The portion of deferred tax assets that is still not expected to be realizable before expiration continues to be subject to a valuation allowance.

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

Tax Credits and Carryforwards

The following tables present our available operating loss and credit carryforwards as of October 31, 2025, and their related expiration periods.

Operating Loss Carryforwards	Amount	Expiration Period

Federal	$38,499	2030-Indefinite
State	131,012	2026-Indefinite
Foreign	1,023	2027-Indefinite

Tax Credit Carryforwards	Amount	Expiration Period

Federal research and development	$5,943	2026-2045
CHIPS Act (Federal 48D credit)	2,273	2043
State	5,624	2026-2039

Uncertain Tax Positions
We include unrecognized tax benefits in Other liabilities, and we include any applicable interest and penalties related to uncertain tax positions in our income tax provision.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is presented below. The amounts in the table include settlements of non-U.S. audits.

	Year Ended
	October 31, 2025	October 31, 2024	October 31, 2023
Balance at beginning of year before interest and penalties	$13,692	$8,332	$5,204
(Reductions) additions of tax positions in prior years	(2,230)	86	209
Additions based on current year tax positions	3,918	6,139	3,361
Settlements	(4,515)	(835)	(423)
Lapses of statutes of limitations	(37)	(30)	(19)
Balance at end of year before interest and penalties	10,828	13,692	8,332
Interest and penalties	551	1,028	576
Balance at end of year including interest and penalties	$11,379	$14,720	$8,908

The following table presents additional information on our uncertain tax positions, as of the balance sheet dates.

	October 31, 2025	October 31, 2024
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$11,379	$14,720
Accrued interest and penalties related to uncertain tax positions	$551	$1,028

      Although the timing of the reversal of uncertain tax positions may be uncertain, as they can be dependent upon the settlement of tax audits or expirations of statutes of limitations, the Company believes that the amount of uncertain tax positions (including accrued interest and penalties, and net of tax benefits) that may be resolved over the next twelve months is approximately $1.0 million. Resolution of these uncertain tax positions may result from either or both the lapses of statutes of limitations and tax settlements. The Company is no longer subject to tax authority examinations in the U.S., major foreign, or state tax jurisdictions for years prior to fiscal year 2019. During Q4 FY25, the Company resolved a routine income tax audit by authorities in a foreign jurisdiction and as a result released approximately $4.0 million of related income tax reserves at October 31, 2025.

      Subsequent to the balance sheet date one of the subsidiaries in a foreign jurisdiction reached a settlement with the local tax authority for the FY24 income tax audit, the impact is immaterial and will be recorded in Q1 FY26. In addition, the Company was also notified that it will be subject to a routine income tax audit by authorities in another foreign jurisdiction. The audit process is in its initial stages, and at this time, the Company is unable to reasonably estimate any potential impact from the tax audit.

Income Tax Payments and Refunds

The table below presents income taxes paid and refunds of income taxes received during the reporting periods.

	Year Ended
	October 31, 2025	October 31, 2024	October 31, 2023
Income taxes paid	$60,374	$62,520	$70,362
Income tax refunds received	$356	$2,519	$485

NOTE 15 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented below.
	Year Ended
	October 31,	October 31,	October 31,
(in thousands, except for per share data)	2025	2024	2023
Net income attributable to Photronics, Inc. shareholders	$136,405	$130,688	$125,485
Weighted-average common shares outstanding (in thousands):
Basic	59,606	61,726	61,139
Effect of dilutive securities:
Share-based payment awards	314	665	616
Potentially dilutive common shares	314	665	616
Weighted-average common shares-Diluted	59,920	62,391	61,755
Earnings per share:
Net Income attributable to Photronics shareholders - Basic	$2.29	$2.12	$2.05
Net Income attributable to Photronics shareholders - Diluted	$2.28	$2.09	$2.03

The table below sets forth the outstanding weighted-average share-based payment awards that were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be antidilutive.

	Year Ended
	October 31, 2025	October 31, 2024	October 31, 2023

Share-based payment awards, in shares	792	371	136
Total potentially dilutive shares excluded	792	371	136

NOTE 16 - COMMITMENTS AND CONTINGENCIES

We are subject to various claims that arise in the ordinary course of business. The Company believes that the Company’s potential liability under such claims, individually and in the aggregate, will not have a material effect on the Company’s consolidated financial statements. As of October 31, 2025, and October 31, 2024, the Company was not involved in environmental litigation to which a government was a party.

NOTE 17 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

The following tables set forth the changes in the Company’s accumulated other comprehensive income (loss) by component (net of tax) for the years ended October 31, 2025, and October 31, 2024.

	Year Ended October 31, 2025
	Foreign Currency
	Translation
	Adjustments	Other	Total

Balance at October 31, 2024	$(85,587)	$(732)	$(86,319)
Other comprehensive income (loss)	9,954	239	10,193
Other comprehensive income (loss) attributable to noncontrolling interests	(9,880)	(114)	(9,994)
Balance at October 31, 2025	$(85,513)	$(607)	$(86,120)

	Year Ended October 31, 2024
	Foreign Currency
	Translation
	Adjustments	Other	Total

Balance at October 31, 2023	$(88,044)	$(690)	$(88,734)
Other comprehensive income (loss)	8,630	(81)	8,549
Other comprehensive income (loss) attributable to noncontrolling interests	(6,173)	39	(6,134)
Balance at October 31, 2024	$(85,587)	$(732)	$(86,319)

NOTE 18 - SEGMENT REPORTING

The Company operates and manages its business as one operating and reportable segment based on the organizational structure of the Company and information reviewed by the Company’s Chief Executive Officer, who is also the chief operating decision maker (“CODM”). The CODM allocates capital resources across the Company’s entire asset base to maximize profitability without regard to geography, legal entity, or end market basis and evaluates the performance based on consolidated net income attributable to Photronics, Inc. shareholders.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended October 31, 2025, 2024, and 2023:

	Year Ended October 31,
	2025	2024	2023
Revenues	$849,294	$866,946	$892,076
Cost of goods sold	(549,464)	(551,000)	(555,914)
Gross Profit	299,830	315,946	336,162

Selling, general and administrative expense	(75,625)	(77,760)	(69,458)
Research and development expense	(15,804)	(16,576)	(13,654)
Other operating expense	(240)	(92)	-
Operating Income	208,161	221,518	253,050

Non-operating income, net	13,623	25,897	16,896
Income tax provision	(31,550)	(63,567)	(70,312)
Net income attributable to noncontrolling interests	(53,829)	(53,160)	(74,149)
Net income attributable to Photronics, Inc. shareholders	136,405	130,688	125,485

NOTE 19 - RISKS AND CONCENTRATIONS

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

	October 31, 2025	October 31, 2024
Customer A	19.6%	19.2%
Customer B	7.0%	14.6%

The following table presents the percentages of the Company’s revenue attributable to customers that accounted for more than ten percent of the total revenue during the reporting periods.

	Year Ended
	October 31, 2025	October 31, 2024	October 31, 2023

Customer A	16%	15%	14%
Customer B	13%	12%	10%
Customer C	8%	9%	13%

As of the balance sheet dates, the Company’s long-lived assets and net assets were, by geographic area, as presented below.

	October 31, 2025		October 31, 2024
	Long-lived Assets	Net Assets	Long-lived Assets	Net Assets

China	263,950	$427,616	$256,072	$379,460
Europe and Other	9,709	(1,353)	7,010	(420)
United States	200,815	158,402	144,634	217,890
South Korea	139,501	348,996	123,631	315,597
Taiwan	240,461	663,646	213,910	568,232

	854,436	$1,597,307	$745,257	$1,480,759

NOTE 20 - RELATED PARTY TRANSACTIONS

One of our executive officers is related to an individual in a position of authority at one of the Company’s largest customers. The Company recorded revenue from this customer of $137.3 million, $127.0 million, and $126.5 million, in 2025, 2024, and 2023, respectively. As of October 31, 2025, and October 31, 2024, the Company had accounts receivable of $38.3 million and $38.8 million, respectively, from this customer.

The Company believes the terms of the transactions described above were negotiated at arm’s length and were no less favorable to the Company than terms the Company could have obtained from unrelated third parties.

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

The following are the major categories of assets measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	October 31, 2025			October 31, 2024
	Cash and cash equivalents	Short-term investments	Total Fair Value	Cash and cash equivalents	Short-term investments	Total Fair Value
Cash	$222,166	$-	$222,166	$414,074	$-	$414,074
Level 1
U.S. Government Securities	3,789	25,157	28,946	-	-	-
Money market funds	11,159	-	11,159	36,322	-	36,322
Level 2
Commercial paper	30,747	2,259	33,006	-	-	-
Time deposits	224,395	68,493	292,888	148,089	42,184	190,273
	$492,256	$95,909	$588,165	$598,485	$42,184	$640,669
Restricted Cash (1)	2,857			2,758
Cash, cash equivalents, and restricted cash	$495,113			$601,243

(1)	Restricted cash is included in other assets and primarily relates to customs requirements and land lease agreements.

The table below provides information on the Company’s available-for-sale short-term investments.

	October 31, 2025				October 31, 2024
	Amortized	Unrealized	Unrealized	Carrying	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Government Securities	$25,148	$9	$-	$25,157	$-	$-	$-	$-
Commercial paper	2,259	-	-	2,259	-	-	-	-
Time deposits	68,493	-	-	68,493	42,184	-	-	42,184
Total	$95,900	$9	$-	$95,909	$42,184	$-	$-	$42,184

NOTE 22 - SHARE REPURCHASE PROGRAM

In September 2020, the Company’s Board of Directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b-18 of the Exchange Act. The repurchase authorization by the Board of Directors has no expiration date, does not obligate the Company to acquire any common stock, and is subject to market conditions.  From September 2020 through October 2022, the Company repurchased 5.8 million shares at a cost of $68.3 million. In August 2024, the Board of Directors authorized an increase to the Company’s existing share repurchase program from the remaining $31.7 million up to $100 million. In June 2025, the Board of Directors authorized an additional $25 million share repurchase. In fiscal year 2025, the Company repurchased 5.0 million shares at a cost of $97.4 million (an average of $19.52 per share). All shares repurchased under the program have been retired prior to the end of the fiscal year in which they were purchased. As of October 31, 2025, $27.6 million remained available under this authorization for the repurchase of additional shares.

The table below presents information on the repurchase program for the three most recent fiscal years.

	2025 Purchases	2024 Purchases	2023 Purchases

Number of shares repurchased (in thousands)	4,988	-	-

Cost of shares repurchased (in millions)	$97.4	$-	$-

Average price paid per share	$19.52	$-	$-

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2025. We have established and currently maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of October 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2025, based on the criteria set forth by the COSO. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of October 31, 2025.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of October 31, 2025, as stated in their report on page 74 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Photronics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Photronics, Inc., and subsidiaries (the “Company”) as of October 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2025, of the Company and our report dated December 17, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Boston, Massachusetts
December 17, 2025

ITEM 9B.	OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act.

No such plans or arrangements were adopted or terminated, including by modification, by any director or officer (as defined in Rule 16a-1 under the Exchange Act) during the quarter ended October 31, 2025.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405 and 407(c)(3), (d)(4) and (d)(5), and 408(b) of Regulation S-K is set forth in our 2025 Definitive Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the fiscal year covered by this Form 10-K under the caption “PROPOSAL 1 - ELECTION OF DIRECTORS,” “DELINQUENT SECTION 16(A) REPORTS” and in the third paragraph under the caption “MEETINGS AND COMMITTEES OF THE BOARD,” and is incorporated in this report by reference. The information as to Executive Officers is included in our 2025 Definitive Proxy Statement under the caption “EXECUTIVE OFFICERS” and is incorporated in this report by reference.

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

The information required by Item 402 of Regulation S-K and paragraph (e)(4) and (e)(5) of Item 407 is set forth in our 2025 Definitive Proxy Statement under the captions “EXECUTIVE COMPENSATION,” “CERTAIN AGREEMENTS,” “DIRECTORS’ COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” and “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION,” respectively, and is incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth in our 2025 Definitive Proxy Statement under the caption “EQUITY COMPENSATION PLAN INFORMATION” and is incorporated in this report by reference. The information required by Item 403 of Regulation S-K is set forth in our 2025 Definitive Proxy Statement under the caption “OWNERSHIP OF COMMON STOCK BY DIRECTORS, OFFICERS AND CERTAIN BENEFICIAL OWNERS”, and is incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 and Item 407(a) of Regulation S-K is set forth in our 2025 Definitive Proxy Statement under the captions “MEETINGS AND COMMITTEES OF THE BOARD” and “RELATED PARTY TRANSACTIONS”, respectively, and is incorporated in this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Rule 14a-101 of the Exchange Act is set forth in our 2025 Definitive Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees” and “AUDIT COMMITTEE REPORT,” and is incorporated in this report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

		Page
		No.

1.	Financial Statements: See “INDEX TO CONSOLIDATED FINANCIAL STATEMENTS” in Part II, Item 8 of this Form 10-K for a list of financial statements filed as part of this report.	37

2.	Financial Statement Schedules

	All schedules are omitted because they are immaterial or not applicable.

3.	Exhibit Index	77

EXHIBIT INDEX
		Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description	Form	Exhibit	Filing Date

3.1	Certificate of Incorporation as amended July 9, 1986, April 9, 1990, March 16, 1995, November 13, 1997, April 15, 2002 and June 20, 2005	10-K	3.1	12/23/2019

3.2	Amended and Restated By-laws of the Company dated as of September 7, 2016	8-K	3.2	9/13/2016

4.1	Description of Securities of the Company	10-K	4.1	12/23/2019

4.2	Certificate of Amendment with Respect to Series A Preferred Stock, dated September 24, 2019	8-K	3.1	9/24/2019

10.1	The Company’s 1992 Employee Stock Purchase Plan	10-K	10.1	12/20/2017

10.2	Amendment to the Employee Stock Purchase Plan as of March 24, 2004+	10-K	10.2	1/6/2017

10.3	Amendment to the Employee Stock Purchase Plan as of April 8, 2010+	10-K	10.4	1/7/2016

10.4	Amendment to the Employee Stock Purchase Plan as of March 28, 2012+	10-K	10.4	12/21/2018

10.5	Amendment to the Employee Stock Plan as of December 18, 2019+	10-K	10.5	12/23/2019

10.6	2016 Equity Incentive Compensation Plan+	DEF 14A		2/29/2016

10.7	Amendment to the 2016 Equity Incentive Compensation Plan	8-K	10.1	3/21/2023

10.8	The Company’s 2007 Long-Term Equity Incentive Plan+	10-K	10.9	1/16/2009

10.9	Amendment to the 2007 Long-Term Equity Incentive Plan as of April 8, 2010+	10-K	10.10	1/14/2011

10.10	Amendment to the 2007 Long Term Equity Incentive Plan as of April 11, 2014+	10-K	10.8	1/6/2015

10.11	2011 Executive Incentive Compensation Plan effective as of November 1, 2010+	10-K	10.9	1/6/2015

10.12	Form of Restricted Stock Award Agreement	10-K	10.12	12/26/2023

10.13	Joint Venture Operating Agreement dated November 20, 2013, between the Company and Dai Nippon Printing Co., Ltd.	10-K	10.20	1/6/2015

10.14	Outsourcing Agreement dated November 20, 2013, among the Company, Dai Nippon Printing Co., Ltd and Photronics Semiconductor Mask Corporation	10-K	10.21	1/6/2015

10.15	License Agreement dated November 20, 2013, between the Company and Photronics Semiconductor Mask Corporation#	10-K	10.22	1/6/2015

10.16	Executive Employment Agreement between the Company and Christopher J. Progler, Vice President, Chief Technology Officer dated September 10, 2007+	10-K	10.18	12/23/2019

10.17	Executive Employment Agreement between the Company and Richelle E. Burr dated May 21, 2010+	10-K	10.30	1/7/2016

10.18	Executive Employment Agreement between the Company and John P. Jordan dated September 5, 2017+	10-K	10.31	12/20/2017

10.19	Employment Agreement dated March 9, 2020, between Photronics Dai Nippon Mask Corporation, Photronics and Frank Lee	10-Q	10.36	3/11/2020

10.20	Form of Amendment to Executive Employment Agreement dated March 16, 2012+	10-K	10.23	12/23/2019

10.21	Fourth Amended and Restated Credit Agreement dated as of September 27, 2018, among Photronics, Inc. the Foreign Subsidiary Borrower Party Thereto, the Lender Party Thereto, JPMorgan Chase Bank, N.A. as Administrative and Collateral Agent and Bank of America, N.A. as syndication agent	10-K	10.24	12/21/2018

10.22	Third Amended and Restated Security Agreement entered into as of September 27, 2018, by and among Photronics, Inc., the subsidiaries of the Company and JPMorgan Chase Bank N.A	10-K	10.25	12/21/2018

10.23	Fixed Asset Loan Agreement between Photronics DNP Mask Corporation Xiamen and Industrial and Commercial Bank China Limited Xiamen Xiang’an Branch	10-K	10.26	12/21/2018

10.24	Working Capital Loan Agreement between Industrial and Commercial Bureau China Limited Xiamen Xiang’an Branch and Photronics DNP Mask Corporation Xiamen effective as of November 7, 2018	10-K	10.27	12/21/2018

10.26	Investment Agreement between Xiamen Torch Hi-Tech Industrial Development Zone Management Committee and Photronics Singapore Pte. Ltd.	10-Q	10.35	9/2/2016

10.27	Amendment No. 1 to the Investment Agreement between Xiamen Torch Hi-Tech Industrial Development Zone Management Committee and Photronics Singapore Pte, Ltd. #	10-K	10.29	12/23/2019

10.28	Amendment No. 2 to the Investment Agreement between Xiamen Torch Hi-Tech Industrial Development Zone, People’s Government of Xiang’an Xiamen, Photronics Singapore Pte. Ltd., DNP Asia Pacific Pte and Xiamen American Japan Photronics Mask Co., Ltd. #	10-Q	10.41	3/10/2022

10.29	Amendment No. 3 to the Investment Agreement between Xiamen Torch Hi-Tech Industrial Development Zone, People’s Government of Xiang’an Xiamen, Photronics Singapore Pte. Ltd., DNP Asia Pacific Pte and Xiamen American Japan Photronics Mask Co., Ltd. #	10-Q	10.42	3/10/2022

10.30	Joint Venture Operating Agreement dated May 16, 2017, among Photronics, Photronics Singapore, DNP, and DNP Asia Pacific	10-Q/A	10.27	12/19/2017

10.31	Outsourcing Agreement dated May 16, 2017, among Photronics, DNP, Photronics DNP Photomask Corporation (“PDMC”) and PDMCX	10-Q	10.28	6/8/2017

10.32	Amended and Restated License Agreement dated May 16, 2017 between DNP and PDMC#	10-Q/A	10.29	12/19/2017

10.33	Investment Cooperation Agreement between Hefei State Hi-tech Industry Development Zone and Photronics UK, Ltd.	10-K	10.42	12/20/2017

10.34	Master Lease Agreement dated October 12, 2020, between TD Equipment Finance and the Company	10-K	10.38	1/15/2021

10.35	Master Lease Agreement Dated September 5, 2019 between Bank of America and the Company	10-Q	10.28	9/5/2019

10.36	Fixed Asset Loan Contract dated October 1, 2020, between Hefei Photronics Mask Corporation and China Construction Bank Corporation	10-K	10.39	1/15/2021

10.37	Maximum Mortgage Contract dated October 1, 2020 between Photronics Mask Corporation Hefei and China Construction Bank Corporation Hefei Shushan Branch	10-K	10.40	1/15/2021

10.38	Separation Agreement and General Release between Photronics, Inc. and John Jordan dated February 23, 2024	8-K	10.1	1/23/2024

10.39	Separation Agreement, General Release, and Consulting Agreement, dated September 30, 2024 between Photronics Inc, and Richelle Burr	8-K	10.1	10/4/2024

10.40	Employment Agreement between Photronics, Inc. and George Macricostas dated April 11, 2025 +	8-K	10.1	4/17/2025

10.41	Photronics, Inc. 2025 Equity Incentive Compensation Plan +	S-8	4.3	4/25/2025

10.42	Employment Agreement between Photronics, Inc. and Eric Rivera dated April 30, 2025 +	8-K	10.1	5/2/2025

10.43	Form of Directors Indemnification Agreement +	10-Q	10.1	6/11/2025

10.44	Amended Employment Agreement between Photronics, Inc. and George Macricostas dated June 27, 2025 +	8-K	10.1	7/2/2025

19	Insider Trading Policy	10-K	19	12/26/2023

21	List of Subsidiaries of the Company	10-K	21	12/19/2024

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	10-K	23.1		X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	31.1		X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	32.2		X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.1		X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.2		X

97	Compensation Recovery Policy effective October 2, 2023	10-K	97	12/26/2023

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	10-K	101.INS		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	10-K	101.SCH		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	10-K	101.CAL		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	10-K	101.DEF		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	10-K	101.LAB		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	10-K	101.PRE		X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in, Exhibit 101)				X

+	Represents a management contract or compensatory plan or arrangement.

#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

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
December 17, 2025

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ George C. Macricostas	December 17, 2025
George C. Macricostas Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

By	/s/ Eric Rivera	December 17, 2025
Eric Rivera Executive Vice President, Chief Financial Officer (Principal Financial Officer / Principal Accounting Officer)

By	/s/ Dr. Frank Lee	December 17, 2025
Dr. Frank Lee Director

By	/s/ Adam Lewis	December 17, 2025
Adam Lewis Lead Independent Director

By	/s/ David A. Garcia	December 17, 2025
David A. Garcia Director

By	/s/ Daniel Liao	December 17, 2025
Daniel Liao Director

By	/s/ Constantine S. Macricostas	December 17, 2025
Constantine S. Macricostas Director

By	/s/ Mary Paladino	December 17, 2025
Mary Paladino Director

By	/s/ Mitchell G. Tyson	December 17, 2025
Mitchell G. Tyson Director