Form 10-Q
period 2026-02-01
PHOTRONICS INC
filed 2026-03-11
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 1, 2026
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
Yes ☐  No ☒

The registrant had 58,966,394 shares of common stock outstanding as of March 5, 2026.

PHOTRONICS, INC.
QUARTERLY REPORT ON FORM 10-Q
February 1, 2026

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

Exchange Act	The Securities Exchange Act of 1934 (as amended)
FASB	Financial Accounting Standards Board
Form 10-K	Annual Report on Form 10-K
Form 10-Q	Quarterly Report on Form 10-Q
FPD	Flat-panel displays, or “displays”
FY	Fiscal Year
Generation	In reference to flat panel displays, it refers to the size range of the underlying substrate to which a photomask is applied. Higher generation (or “G”) numbers represent larger substrates
High-end (photomasks)	For IC, photomasks that are 28nm or smaller; for FPD, AMOLED, G10.5+, and LTPS photomasks
IC	Integrated circuits, or semiconductors
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

Cautionary Statement Regarding Forward-Looking Statements

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

Forward-looking statements within this Form 10-Q speak only as of the date of its filing, and we undertake no obligation to update any such statements to reflect changes in events or circumstances that may subsequently occur. Users of this Form 10-Q are cautioned that various factors may cause actual results to differ materially from those contained in any forward-looking statements found within this Form 10-Q and that they should not place undue reliance on any forward-looking statement. In addition, all forward-looking statements, whether written or oral and whether made by us or on our behalf, are expressly qualified by the risk factors provided in Part I, Item 1A “Risk Factors” contained in Form 10-K for the year ended October 31, 2025, filed with the SEC on December 17, 2025, as well as any additional risk factors we may provide in Part II, Item 1A in this Quarterly Report on Form 10-Q.

PART I.    FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

PHOTRONICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	February 1,	October 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$544,133	$492,256
Short-term investments	92,738	95,909
Accounts receivable, net of allowance of $1,153 in 2026 and $1,166 in 2025	199,490	195,921
Inventories	62,653	61,767
Other current assets	47,235	44,199
Total current assets	946,249	890,052

Property, plant and equipment, net	894,620	854,436
Deferred income taxes	38,255	40,207
Other assets	22,295	19,839
Total assets	$1,901,419	$1,804,534

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$11	$11
Accounts payable	111,651	84,209
Accrued liabilities	94,987	81,653
Total current liabilities	206,649	165,873

Long-term debt	10	13
Other liabilities	44,839	41,341
Total liabilities	251,498	207,227

Commitments and contingencies (Note 11)

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 58,108 shares issued and outstanding as of February 1, 2026, and 57,633 shares issued and outstanding as of October 31, 2025	581	576
Additional paid-in capital	488,806	486,934
Retained earnings	814,323	772,199
Accumulated other comprehensive loss	(92,320)	(86,120)
Total Photronics, Inc. shareholders’ equity	1,211,390	1,173,589
Noncontrolling interests	438,531	423,718
Total equity	1,649,921	1,597,307
Total liabilities and equity	$1,901,419	$1,804,534

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	February 1,	February 2,
	2026	2025
Revenue	$225,066	$212,138
Cost of goods sold	146,364	136,603
Gross profit	78,702	75,535

Operating expenses:
Selling, general, and administrative	21,311	19,101
Research and development	2,588	4,257
Total operating expenses	23,899	23,358

Other operating income	56	-
Operating income	54,859	52,177

Other income (expense):
Foreign currency transactions impact, net	12,865	18,443
Interest income and other income, net	6,809	6,585
Interest expense	(1)	(47)
Income before income tax provision	74,532	77,158

Income tax provision	14,355	18,901

Net income	60,177	58,257

Net income attributable to noncontrolling interests	17,238	15,406

Net income attributable to Photronics, Inc. shareholders	$42,939	$42,851

Earnings per share attributable to Photronics, Inc. shareholders:
Basic	$0.74	$0.69
Diluted	$0.74	$0.68

Weighted-average number of common shares outstanding:
Basic	57,794	62,093
Diluted	58,390	62,661

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended
	February 1,	February 2,
	2026	2025
Net income	$60,177	$58,257

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8,667)	(42,917)
Other	42	70
Net other comprehensive loss	(8,625)	(42,847)

Comprehensive income	51,552	15,410

Less: comprehensive income attributable to noncontrolling interests	14,813	6,566

Comprehensive income attributable to Photronics, Inc. shareholders	$36,739	$8,844

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Three Months Ended February 1, 2026
	Photronics, Inc. Shareholders
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance as of October 31, 2025	57,633	$576	$486,934	$772,199	$(86,120)	$423,718	$1,597,307

Net income	-	-	-	42,939	-	17,238	60,177
Other comprehensive loss	-	-	-	-	(6,200)	(2,425)	(8,625)
Shares issued under equity plans	475	5	(979)	-	-	-	(974)
Share-based compensation expense	-	-	2,851	-	-	-	2,851
Other changes in equity	-	-	-	(815)	-	-	(815)

Balance as of February 1, 2026	58,108	$581	$488,806	$814,323	$(92,320)	$438,531	$1,649,921

	Three Months Ended February 2, 2025
	Photronics, Inc. Shareholders
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance as of October 31, 2024	61,949	$619	$514,757	$691,807	$(86,319)	$359,895	$1,480,759

Net income	-	-	-	42,851	-	15,406	58,257
Other comprehensive loss	-	-	-	-	(34,006)	(8,841)	(42,847)
Shares issued under equity plans	549	6	(727)	-	-	-	(721)
Share-based compensation expense	-	-	3,334	-	-	-	3,334
Purchase and retirement of common stock through repurchase program	(195)	(2)	(1,622)	(2,949)	-	-	(4,573)

Balance as of February 2, 2025	62,303	$623	$515,742	$731,709	$(120,325)	$366,460	$1,494,209

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Three Months Ended
	February 1,	February 2,
	2026	2025
Cash flows from operating activities:
Net income	$60,177	$58,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,802	20,792
Share-based compensation	2,851	3,334
Changes in assets and liabilities:
Accounts receivable	(2,543)	7,869
Inventories	(982)	(2,533)
Other current assets	(2,187)	(522)
Accounts payable, accrued liabilities, and other	20,136	(8,731)

Net cash provided by operating activities	97,254	78,466

Cash flows from investing activities:
Purchases of property, plant and equipment	(47,635)	(35,200)
Purchases of short-term investments	(36,611)	-
Proceeds from maturities of short-term investments	41,483	41,482
Government incentives	2,567	620
Other	(80)	(57)

Net cash (used in) provided by investing activities	(40,276)	6,845

Cash flows from financing activities:
Repayments of debt	(3)	(15,343)
Common stock repurchases	-	(4,573)
Proceeds from share-based arrangements	752	1,433
Net settlements of restricted stock awards	-	(1,995)

Net cash provided by (used in) financing activities	749	(20,478)

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(5,915)	(21,202)

Net increase in cash, cash equivalents, and restricted cash	51,812	43,631
Cash, cash equivalents, and restricted cash at beginning of period	495,113	601,243

Cash, cash equivalents, and restricted cash at end of period	546,925	644,874

Less: Ending restricted cash	2,792	2,674

Cash and cash equivalents at end of period	$544,133	$642,200

Supplemental disclosure of non-cash information:

Accruals for property, plant and equipment purchased not yet paid	$20,359	$10,911

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

Basis of Presentation

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect amounts reported in them. The Company’s estimates are based on historical experience and on various assumptions that are believed to be reasonable based on the facts and circumstances available at the time they are made. Subsequent actual results may differ from such estimates. The Company reviews these estimates periodically and reflects any effects of revisions in the period in which they are determined.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements (“the financial statements”) have been prepared in accordance with U.S. GAAP for interim financial reporting information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation have been included. The financial statements include the accounts of Photronics, its wholly owned subsidiaries, and the majority-owned subsidiaries which it controls. All intercompany balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the fiscal year ended October 31, 2025, which provides additional information about the Company’s accounting policies and the methods and assumptions used in the Company’s estimates.

The Company’s business is typically impacted during the first quarter of the Company’s fiscal year by the North American, European, and Asian holiday periods, as some customers may change their development and buying activities during this period. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2026.

Recent Accounting Pronouncements

 In December 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2025-11, “Interim Reporting (Topic 270): Narrow Scope Improvements”, which improves the navigability of the required interim disclosures and clarifies when that guidance is applicable. The guidance in this ASU will be effective for Photronics for interim reporting periods in its fiscal year 2028 Form 10Q. The amendments can be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements. The Company does not expect adoption of this ASU to have a material effect on the Company’s consolidated financial statements and related disclosures.

 In December 2025, the FASB issued ASU No. 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities”. This update establishes authoritative guidance on the accounting for government grants received by business entities. The guidance in this ASU will be effective for Photronics in its fiscal year 2030 Form 10-K, with early application of the amendments allowed. The standard may be applied using a modified prospective, modified retrospective or full retrospective transition approach. The Company is currently evaluating the timing and impact of this ASU on the Company’s consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, as well as qualitatively describe remaining amounts included in those captions. The guidance in this ASU will be effective for Photronics in its fiscal year 2028 Form 10-K, with early application of the amendments allowed. The Company is currently evaluating the impact the adoption of this ASU may have on the Company’s consolidated financial statements and related disclosures.

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

NOTE 2 – ACCOUNTS RECEIVABLE, NET

The components of Accounts Receivable, net at the balance sheet dates are presented below.

	February 1,	October 31,
	2026	2025
Accounts Receivable	$172,569	$166,511
Unbilled Receivables	28,074	30,576
Allowance for Credit Losses	(1,153)	(1,166)
	$199,490	$195,921

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The Company invests excess cash primarily in bank time deposits and money market funds. The Company’s classification of investments is as follows:

-	Maturing within three months or less from the date of purchase	Cash and cash equivalents
-	Maturing, as of the date of purchase, more than three months, but with remaining maturities of less than one year, from the balance sheet date	Short-term investments
-	Maturing one year or more from the balance sheet date	Long-term marketable investments

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

The following are cash, cash equivalents and investments measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):
	February 1, 2026			October 31, 2025
	Cash and cash equivalents	Short-term investments	Total Fair Value	Cash and cash equivalents	Short-term investments	Total Fair Value
Cash	$237,349	$-	$237,349	$222,166	$-	$222,166
Level 1
U.S. Government Securities	-	19,127	19,127	3,789	25,157	28,946
Money market funds	29,340	-	29,340	11,159	-	11,159
Level 2
Commercial paper	42,452	5,985	48,437	30,747	2,259	33,006
Time deposits	234,992	67,626	302,618	224,395	68,493	292,888
	$544,133	$92,738	$636,871	$492,256	$95,909	$588,165
Restricted Cash (1)	2,792			2,857
Cash, cash equivalents, and restricted cash	$546,925			$495,113

(1)	Restricted cash is included in other assets and primarily relates to customs requirements and land lease agreements.

Based upon the Company’s intent and ability to hold its time deposits to maturity (which maturities range up to twelve months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s U.S. Government Securities, Commercial paper and Money market funds are classified as available-for-sale. Available-for-sale investments are reported at fair value, with unrealized gains or losses (net of tax) reported in Accumulated other comprehensive income (loss). In the event of a sale of these securities, the Company would determine the cost of the investment sold at the specific individual security level and would include any gain or loss in Interest income and other income, net, where the Company also reports periodic interest earned and the amortization (accretion) of discounts (premiums) related to these investments. For the periods ended February 1, 2026, and October 31, 2025, the unrealized gains or losses related to short-term investments were immaterial.

NOTE 4 - INVENTORIES

The components of Inventories at the balance sheet dates are presented below.

	February 1,	October 31,
	2026	2025
Raw materials	$60,768	$60,150
Work in process	1,880	1,616
Finished goods	5	1
	$62,653	$61,767

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Presented below are the components of Property, plant and equipment, net at the balance sheet dates.

	February 1,	October 31,
	2026	2025
Land	$12,309	$12,245
Buildings and improvements	198,547	192,860
Machinery and equipment	2,120,747	2,109,456
Leasehold improvements	20,063	20,474
Furniture, fixtures, and office equipment	19,456	19,394
Construction in progress	167,882	134,880
	2,539,004	2,489,309
Accumulated depreciation and amortization	(1,644,384)	(1,634,873)
	$894,620	$854,436

Information on ROU assets resulting from finance leases, at the balance sheet dates, is presented below. During the first half of 2025, the Company exercised its early buy-out option for a high-end lithography tool and a high-end inspection tool.

	February 1,	October 31,
	2026	2025
Machinery and equipment	$54	$54
Accumulated amortization	(54)	(53)
	$-	$1

The following table presents depreciation expense (including the amortization of ROU assets), related to property, plant and equipment incurred during the reporting periods.

	Three Months Ended
	February 1,	February 2,
	2026	2025
Depreciation Expense	$19,716	$20,702

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

The following table presents the net income the Company recorded from the operations of PDMCX during the reporting periods.

	Three Months Ended
	February 1,	February 2,
	2026	2025
Net income from PDMCX	$5,113	$3,368

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

The following table presents the carrying amounts of PDMCX assets and liabilities included in the Company’s condensed consolidated balance sheets. General creditors of PDMCX do not have recourse to the assets of Photronics (other than the net assets of PDMCX); therefore, the Company’s maximum exposure to loss from PDMCX is the Company’s interest in the carrying amount of the net assets of the joint venture.

	February 1,		October 31,
	2026		2025
Classification	Carrying	Photronics	Carrying	Photronics
	Amount	Interest	Amount	Interest
Current assets	$208,288	$104,165	$180,289	$90,163
Noncurrent assets	172,757	86,396	166,756	83,395
Total assets	381,045	190,561	347,045	173,558

Current liabilities	39,355	19,681	23,193	11,599
Noncurrent liabilities	3,034	1,517	2,970	1,485
Total liabilities	42,389	21,198	26,163	13,084

Net assets	$338,656	$169,363	$320,882	$160,474

NOTE 7 – REVENUE

The Company recognizes revenue when, or as, control of a good or service transfers to a customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring those goods or services. The Company accounts for an arrangement as a revenue contract when each party has approved and is committed to perform under the contract, the rights of the contracting parties regarding the goods or services to be transferred and the payment terms are identifiable, the arrangement has commercial substance, and collection of consideration is probable. Substantially all of the Company’s revenue comes from the sales of photomasks. The Company typically contracts with its customers to sell sets of photomasks, which are comprised of multiple layers, the predominance of which the Company invoices as they ship to customers. As the photomasks are manufactured to customer specifications, they have no alternative use to the Company and, as the Company’s contracts generally provide it with the right to payment for work completed to date, the Company recognizes revenue as it performs, or “over time,” on most of its contracts. The Company measures its performance to date using an input method, which is based on the Company’s estimated costs to complete the various manufacturing phases of a photomask. At the end of a reporting period, there are a number of uncompleted revenue contracts on which the Company has performed; for any such contracts under which the Company is entitled to be compensated for its costs incurred plus a reasonable profit, the Company recognizes revenue and a corresponding contract asset for such performance. The Company accounts for shipping and handling activities that it performs after a customer obtains control of a good as being activities to fulfill the Company’s promise to transfer the good to the customer, rather than as promised services, or performance obligations, under the contract. The Company reports its revenue net of any sales or similar taxes the Company collects on behalf of governmental entities.

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

Contract Assets, Contract Liabilities, and Accounts Receivable

The Company recognizes a contract asset when its performance under a contract precedes the Company’s receipt of consideration from a customer, or before payment is due, and the right to receive consideration is conditional upon factors other than the passage of time. Contract assets reflect the Company’s transfer of control to customers of photomasks that are in process or completed but not yet shipped to customers. A receivable is recognized when the Company has an unconditional right to payment, which generally occurs upon the shipment of the photomasks. The Company’s contract assets primarily consist of in-process production orders and fully manufactured photomasks which have not yet shipped, for which the Company has an enforceable right to consideration (including a reasonable profit) in the event the in-process orders are cancelled by customers. On an individual contract basis, the Company nets contract assets with contract liabilities for financial reporting purposes. The Company did not identify impairment indicators for any outstanding contract assets during the three month periods ended February 1, 2026, or February 2, 2025.

The following table provides information about the Company’s contract balances at the balance sheet dates.

	February 1,	October 31,
Classification	2026	2025
Contract Assets
Other current assets	$11,644	$12,670

Contract Liabilities
Accrued liabilities	$22,380	$9,491
Other liabilities	4,509	5,041
	$26,889	$14,532

The Company did not recognize any revenue from performance obligations satisfied in the previous periods. The following table presents revenue recognized from contract liabilities that existed at the beginning of the reporting periods.

	Three Months Ended
	February 1,	February 2,
	2026	2025
Revenue recognized from beginning liability	$1,157	$4,369

The Company generally records accounts receivable at their billed amounts. All outstanding past due customer invoices are reviewed for collectability during, and at the end of, every reporting period. To the extent the Company believes a loss on the collection of a customer invoice is probable, the Company would record the loss and credit an allowance for credit losses. In the event that an amount is determined to be uncollectible, the Company charges the allowance for credit losses and derecognizes the related receivable. The Company did not incur any credit losses on the Company’s accounts receivable during the three month periods ended February 1, 2026, or February 2, 2025.

The Company’s invoice terms generally range from net thirty to ninety days, depending on both the geographic market in which the transaction occurs and the Company’s payment agreements with specific customers. In the event that the Company’s evaluation of a customer’s business prospects, and financial conditions indicate that the customer presents a collectability risk, the Company will modify terms of sale, which may require payment in advance of performance. At the time of adoption, the Company elected the practical expedient allowed under ASC Topic 606 “Revenue from Contracts with Customers” (“Topic 606”) that permits the Company not to adjust a contract’s promised amount of consideration to reflect a financing component when the period between when the Company transfers control of goods or services to customers and when the Company is paid is one year or less.

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

Disaggregation of Revenue

 The following tables present the Company’s revenue for the three month periods ended February 1, 2026, and February 2, 2025, disaggregated by product type, geographic origin, and timing of recognition.

	Three Months Ended
	February 1,	February 2,
Revenue by Product Type	2026	2025
IC
High-end	$71,282	$60,105
Mainstream	94,009	93,851
Total IC	$165,291	$153,956

FPD
High-end	$46,949	$49,679
Mainstream	12,826	8,503
Total FPD	$59,775	$58,182

	$225,066	$212,138

	Three Months Ended
	February 1,	February 2,
Revenue by Geographic Origin*	2026	2025
Taiwan	$74,319	$73,035
China	62,719	53,558
South Korea	41,080	40,237
United States	37,402	36,898
Europe	8,781	7,940
Other	765	470
	$225,066	$212,138

* This table disaggregates revenue by the location in which it was earned.

	Three Months Ended
	February 1,	February 2,
Revenue by Timing of Recognition	2026	2025
Over time	$218,197	$205,076
At a point in time	6,869	7,062
	$225,066	$212,138

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

	Three Months Ended
	February 1,	February 2,
	2026	2025
Expense reported in:
Cost of goods sold	$931	$776
Selling, general, and administrative	2,483	2,268
Research and development	(563)	290
Total expense incurred	$2,851	$3,334

Expense by award type:
Restricted stock awards	$2,043	$3,277
Restricted stock units	770	-
Employee stock purchase plan	38	57
Total expense incurred	$2,851	$3,334

Income tax benefits of share-based compensation	$582	$446

The research and development credit for the quarter ended February 1, 2026, was primarily attributable to the forfeiture of previously granted time-vesting restricted stock awards, following the departure of an executive.

Restricted Stock Awards

The Company periodically grants restricted stock awards, the restrictions on which typically lapse over a service period of one to four years. The fair values of the awards are determined on the date of grant, based on the closing stock price of the Company’s common stock. The table below presents information on the Company’s restricted stock awards.

	Three Months Ended
	February 1,	February 2,
	2026	2025
Number of shares granted in period	-	345,500
Weighted-average grant-date fair value of awards (in dollars per share)	$-	$23.82
Compensation costs not yet recognized	$18,078	$25,786
Weighted-average amortization period (in years)	2.4	3.0
Shares outstanding at balance sheet date	855,124	1,256,697

Restricted Stock Units

Commencing Q2 FY25, the Company began granting restricted stock units, the restrictions on which typically lapse over a service period of one to four years. The fair value of the awards is determined on the date of grant, based on the closing price of the Company’s common stock. The table below presents information on the Company’s restricted stock unit awards.

	Three Months Ended
	February 1,	February 2,
	2026	2025
Number of units granted in period	509,072	-
Weighted-average grant-date fair value of awards (in dollars per share)	$33.21	$-
Compensation costs not yet recognized	$16,486	$-
Weighted-average amortization period (in years)	3.9	-
Restricted stock units outstanding at balance sheet date	634,402	-

Stock Options

Stock option awards generally vest in one to four years and have a ten-year contractual term. All incentive and non-qualified stock option grants must have an exercise price no less than the market value of the underlying common stock on the date of grant. The grant-date fair values of options are based on closing prices of the Company’s common stock on the dates of grant and are calculated using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s common stock. The Company uses historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that options granted are expected to remain outstanding. The risk-free rate of return for the estimated term of an option is based on the U.S. Treasury yield curve in effect at the date of grant. The table below presents information on the Company’s stock options.

	Three Months Ended
	February 1,	February 2,
	2026	2025
Number of options granted in period	-	-
Cash received from options exercised	$634	$1,272
Compensation cost not yet recognized	$-	$-
Weighted-average amortization period (in years)	-	-

Information regarding outstanding and exercisable option awards as of February 1, 2026, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding and exercisable at February 1, 2026	56,750	$9.54	1.80	$1,420

NOTE 9 - INCOME TAXES

The Company calculates its provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. The table below sets forth the primary reasons that the Company’s effective income tax rates differed from the U.S. statutory tax rates in effect during the periods ended February 1, 2026, and February 2, 2025.

Reporting Period	U.S. Statutory Tax Rates	Photronics Effective Tax Rates	Primary Reasons for Differences

Three months ended February 1, 2026	21.0%	19.3%
Non-U.S. pre-tax income being taxed at higher statutory rates in the non-U.S. jurisdictions, and changes in uncertain tax positions in non-U.S. jurisdictions more than offset by the impact of tax credit in a non-U.S. jurisdiction.

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

	February 1, 2026	October 31, 2025
Unrecognized tax benefits related to uncertain tax positions	$12,638	$11,379
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$12,638	$11,379
Accrued interest and penalties related to uncertain tax positions	$649	$551

Subsequent to the balance sheet date of February 1, 2026, one of the subsidiaries in a foreign jurisdiction received official notice of a FY24 income tax audit, which was settled. The impact is immaterial and will be recorded in Q2 FY26. In addition, another subsidiary in a foreign jurisdiction reached a settlement with the local tax authority for the FY23 and FY24 income tax audits. The impact of the settlement is also immaterial and will be recorded in Q2 FY26.

NOTE 10 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented below.

	Three Months Ended
	February 1,	February 2,
	2026	2025
Net income attributable to Photronics, Inc. shareholders	$42,939	$42,851

Weighted-average common shares outstanding (in thousands):
Basic	57,794	62,093
Effect of dilutive securities:
Share-based payment awards	596	568
Potentially dilutive common shares	596	568

Weighted-average common shares - Diluted	58,390	62,661

Earnings per share:
Net Income attributable to Photronics shareholders -Basic	$0.74	$0.69
Net Income attributable to Photronics shareholders - Diluted	$0.74	$0.68

The table below sets forth the outstanding weighted-average share-based payment awards that were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be antidilutive.

	Three Months Ended
	February 1,	February 2,
	2026	2025
Share-based payment awards, in shares	158	488
Total potentially dilutive shares excluded	158	488

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims that arise in the ordinary course of business. The Company believes that the potential liability under such claims, individually and in the aggregate, will not have a material effect on the Company’s condensed consolidated financial statements.

NOTE 12 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

The following tables set forth the changes in the Company’s accumulated other comprehensive income (loss) by component (net of tax) for the three month periods ended February 1, 2026, and February 2, 2025.

	Three Months Ended February 1, 2026
	Foreign Currency
	Translation
	Adjustments	Other	Total

Balance at October 31, 2025	$(85,513)	$(607)	$(86,120)
Other comprehensive income (loss)	(8,667)	42	(8,625)
Other comprehensive income (loss)
attributable to noncontrolling interests	2,451	(26)	2,425

Balance at February 1, 2026	$(91,729)	$(591)	$(92,320)

	Three Months Ended February 2, 2025
	Foreign Currency
	Translation
	Adjustments	Other	Total

Balance at October 31, 2024	$(85,587)	$(732)	$(86,319)
Other comprehensive income (loss)	(42,917)	70	(42,847)
Other comprehensive income (loss)
attributable to noncontrolling interests	8,875	(34)	8,841

Balance at February 2, 2025	$(119,629)	$(696)	$(120,325)

NOTE 13 – SHARE REPURCHASE PROGRAM

In September 2020, the Company’s Board of Directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b-18 of the Exchange Act. The repurchase authorization by the Board of Directors has no expiration date, does not obligate the Company to acquire any common stock, and is subject to market conditions.  From September 2020 through October 2022, the Company repurchased 5.8 million shares at a cost of $68.3 million. In August 2024, the Board of Directors authorized an increase to the Company’s existing share repurchase program from the remaining $31.7 million up to $100 million. In June 2025, the Board of Directors authorized an additional $25 million share repurchase. In fiscal year 2025, the Company repurchased 5.0 million shares at a cost of $97.4 million (an average of $19.52 per share). All shares repurchased under the program have been retired prior to the end of the fiscal quarter in which they were purchased. During the three month period ended February 1, 2026, the Company did not repurchase any additional shares. As of February 1, 2026, $27.6 million remained available under this authorization for the repurchase of shares.

NOTE 14 - SEGMENT REPORTING

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

The following table presents selected financial information with respect to the Company’s single operating segment for the periods ended February 1, 2026 and February 2, 2025:

	Three Months Ended
	February 1, 2026	February 2, 2025
Revenue	$225,066	$212,138
Cost of goods sold	(146,364)	(136,603)
Gross Profit	78,702	75,535

Selling, general and administrative expense	(21,311)	(19,101)
Research and development expense	(2,588)	(4,257)
Other operating income	56	-
Operating Income	54,859	52,177

Other income (expense), net	19,673	24,981
Income tax provision	(14,355)	(18,901)
Net income attributable to noncontrolling interests	(17,238)	(15,406)
Net income attributable to Photronics, Inc. shareholders	$42,939	$42,851

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s discussion and analysis (“MD&A”) of the Company’s financial condition and results of operations should be read in conjunction with its condensed consolidated financial statements and related notes. Various sections of this MD&A contain forward-looking statements, all of which are presented based on current expectations, which may be adversely affected by uncertainties and risk factors (presented throughout this filing and in the Company’s Form 10-K for fiscal year 2025), that may cause actual results to materially differ from these expectations. See “Cautionary Statement Regarding Forward-Looking Statements”.

We sell substantially all of our photomasks to designers and manufacturers of IC and FPD electronic devices.  Photomask technology is also being applied to the fabrication of other high-technology products including advanced packaging modules, micro-optical components for applications such as virtual reality/augmented reality and silicon photonics, micro-electronic mechanical systems (MEMS), and diverse nanotechnology applications. Our selling cycle is tightly interwoven with the development and release of new semiconductor and display designs and applications, particularly as they relate to the semiconductor industry’s migration to more advanced design nodes and fabrication processes. The demand for photomasks is primarily correlated with new product design activity and to a lesser extent scaling up of manufacturing of end products. Consequently, an increase in semiconductor or display sales does not always result in a corresponding increase in photomask sales. To the extent integrated circuit and flat panel display applications rely less on new design activity, it could result in a reduction in demand for photomasks. In addition, new design methodologies driving a reduction in complexity of photomasks could also reduce demand for photomasks ‒ even if the demand for semiconductors and FPDs increases. More broadly, advances in semiconductor, display, and photomask design and production methods that shift the burden of achieving device performance away from lithography could also reduce the demand for photomasks. While there is no indication today that such diminishing of long-range photomask demand is occurring or will occur, the microelectronics industry has been volatile, experiencing periodic downturns and slowdowns in design activity. These negative trends have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices with a concomitant effect on revenue and profitability.

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

We are focused on improving our competitiveness by advancing our technology and reducing costs and, in connection therewith, have invested and plan to continue to invest in manufacturing equipment to serve both the high-end photomask and mainstream markets. As we face challenges that require us to make significant improvements in our competitiveness, we continue to implement programs to streamline, drive efficiency and reduce costs in our infrastructure.

State-of-the-art production for semiconductor masks is considered to be 4 or 5 nanometer and smaller including EUV lithography for ICs and Generation 8.6 AMOLED display-based process technologies for FPDs. However, we define our high-end product category as 28nm and below for semiconductors and Generation 10.5 plus, Generation 6 and 8 AMOLED and LTPS for displays. This is consistent with current merchant mask industry definitions. Moreover, design nodes above 28nm and FPD processes for standard LCD displays below Generation 10 are considered mainstream or standard products.

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

The photomask industry has been and is expected to continue to be characterized by technological change and evolving industry standards. In order to remain competitive, we will be required to continually anticipate, respond to, and utilize changing technologies. In particular, we believe that, as semiconductor geometries continue to become smaller and/or more complex, and display designs become larger or otherwise more advanced, we will be required to manufacture even more complex products, including photomasks with advanced optical proximity correction, insertion of curvilinear patterning and EUV photomasks. Additionally, demand for photomasks has been, and could in the future be, adversely affected by changes in high-performance electronics fabrication methods that affect the type or quantity of photomasks used, such as changes in semiconductor demand that favor programmable IC devices and other approaches that replace application-specific ICs, or the use of certain chip-stacking methodologies that lessen the emphasis on conventional lithography technology. Furthermore, increased market acceptance of alternative methods of transferring circuit designs onto semiconductor wafers could reduce or eliminate the need for photomasks in the production of semiconductors.

Our revenues have benefited, and our costs, including depreciation, have been affected by the increased demand for high-end-technology photomasks that require more advanced manufacturing capabilities, but generally command higher ASPs. Our year-to-date capital expenditure payments were $47.6 million and $35.2 million in Q1 FY26 and Q1 FY25, respectively. Nonetheless, we intend to continue to make the required investments to support the technological and production requirements of our customers that we believe will continue to enable our growth. This includes investments to replace end-of-life mask-making equipment with higher-performing systems that better serve our customers. In support of this effort, we expect capital expenditure payments to be approximately $330 million in fiscal year 2026.

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

Results of Operations

All the following tabular comparisons, unless otherwise indicated, are for the three months ended February 1, 2026 (Q1 FY26), October 31, 2025 (Q4 FY25) and February 2, 2025 (Q1 FY25). The tables in this section may not foot due to rounding.

The following tables present selected operating information expressed as a percentage of revenue.

	Three Months Ended
	February 1,	October 31,	February 2,
	2026	2025	2025
Revenue	100.0%	100.0%	100%
Cost of goods sold	65.0	65.0	64.4
Gross profit	35.0	35.0	35.6

Selling, general, and administrative expenses	9.5	9.3	9.0
Research and development expenses	1.1	1.5	2.0
Operating income	24.4	24.1	24.6

Other income (expense), net	8.7	11.1	11.8
Income before income tax provision	33.1	35.2	36.4

Income tax provision (benefit)	6.4	(1.2)	8.9
Net income	26.7	36.4	27.5

Net income attributable to noncontrolling interests	7.7	7.8	7.3
Net income attributable to Photronics, Inc. shareholders	19.1%	28.6%	20.2%

Revenue

Our quarterly revenues can be affected by the seasonal purchasing practices of our customers. As a result, demand for our products is typically impacted during the first quarter of our fiscal year by the North American, European, and Asian holiday periods, as some of our customers may adjust their buying activities during those periods.

The following tables present changes in revenue disaggregated by product type and geographic origin, in Q1 FY26 from revenue in prior reporting periods.

Quarterly Changes in Revenue by Product Type ($ in millions)

	Q1 FY26 compared with Q4 FY25			Q1 FY26 compared with Q1 FY25
	Revenue in	Increase	Percent	Increase	Percent
	Q1 FY26	(Decrease)	Change	(Decrease)	Change
IC
High-end *	$71.3	$5.5	8.3%	$11.2	18.6%
Mainstream	94.0	2.4	2.6%	0.2	0.2%

Total IC	$165.3	$7.9	5.0%	$11.4	7.4%

FPD
High-end *	$46.9	$(1.8)	(3.7%)	$(2.7)	(5.5%)
Mainstream	12.8	3.2	33.9%	4.3	50.8%

Total FPD	$59.8	$1.4	2.5%	$1.6	2.7%

Total Revenue	$225.1	$9.3	4.3%	$13.0	6.1%

  * High-end photomasks typically have higher ASPs than mainstream products.

Quarterly Changes in Revenue by Geographic Origin ($ in millions) **

	Q1 FY26 compared with Q4 FY25			Q1 FY26 compared with Q1 FY25
	Revenue in	Increase	Percent	Increase	Percent
	Q1 FY26	(Decrease)	Change	(Decrease)	Change

Taiwan	$74.3	$7.0	10.4%	$1.3	1.8%
China	62.7	4.6	8.0%	9.2	17.1%
South Korea	41.1	4.1	11.1%	0.8	2.1%
United States	37.4	(6.1)	(14.1%)	0.5	1.4%
Europe	8.8	(0.2)	(1.7%)	0.8	10.6%
Other	0.8	(0.1)	(16.8%)	0.4	62.8%
Total revenue	$225.1	$9.3	4.3%	$13.0	6.1%

** This table disaggregates revenue by the location in which it was earned.

       Revenue in Q1 FY26 of $225.1 million represented an increase of 4.3% compared with Q4 FY25 and an increase of 6.1% from Q1 FY25 primarily due to year-over-year growth in more advanced geometries and overall semiconductor industry growth.

IC revenue increased $7.9 million or 5.0% in Q1 FY26 from Q4 FY25 primarily due to an increase in high-end of $5.5 million or 8.3% as a result of the accelerated demand in Asia before Chinese New Year. Comparing Q1 FY26 to Q1 FY25, IC revenue increased $11.4 million or 7.4% mainly due to higher demand for high-end products in Asia.

FPD revenue increased $1.4 million or 2.5% in Q1 FY26 from Q4 FY25 and $1.6 million or 2.7% from Q1 FY25 as a result of strong demand in mainstream from the China IT display market.

Gross Margin ($ in millions)

			Percent		Percent
	Q1 FY26	Q4 FY25	Change	Q1 FY25	Change
Gross profit	$78.7	$75.5	4.2%	$75.5	4.2%
Gross margin	35.0%	35.0%		35.6%

Gross margin remained unchanged in Q1 FY26 compared with Q4 FY25, as a favorable product mix was offset by higher labor and benefits costs.

Gross margin decreased slightly to 35.0% in Q1 FY26 from 35.6% in Q1 FY25, primarily due to changes in product mix, which resulted in higher material costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $21.3 million in Q1 FY26, compared with $20.0 million in Q4 FY25, and $19.1 million in Q1 FY25. The $1.3 million increase from Q4 FY25 and $2.2 million increase from Q1 FY25 were primarily the result of higher labor and benefits costs.

Research and Development Expenses

Research and development expenses, which primarily consist of development and qualification efforts related to process technologies for high-end IC and FPD applications, decreased $0.6 million to $2.6 million in Q1 FY26 from Q4 FY25; the decrease was primarily caused by reduced labor and benefits costs. Research and development expenses in Q1 FY26 decreased by $1.7 million from Q1 FY25, as a result of less labor and benefits costs and less development activity in the U.S.

Other Income (Expense), net ($ in millions)

	Q1 FY26	Q4 FY25	Q1 FY25
Foreign currency transactions impact, net	$12.9	$18.6	$18.4
Interest income and other income, net	6.8	5.3	6.6

Other income (expense), net	$19.7	$23.9	$25.0

Other Income decreased $4.2 million in Q1 FY26 from Q4 FY25 and $5.3 million from Q1 FY25, primarily due to foreign currency impacts. The foreign currency impacts were primarily driven by less favorable movements of the South Korean won and the New Taiwan dollar, against the U.S. dollar.

Income Tax Provision ($ in millions)

	Q1 FY26	Q4 FY25	Q1 FY25
Income tax provision	$14.4	$(2.7)	$18.9
Effective income tax rate	19.3%	(3.5)%	24.5%

On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. The EU effective dates were January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries continue to implement similar legislation with varying effective dates. The Company is currently subject to Pillar Two, but we estimate that the financial impact is currently immaterial. We will continuously evaluate the potential impact of the Pillar Two Framework as future changes in legislation are enacted.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant changes to federal tax law and other regulatory provisions that may impact the Company. As the legislation enacted applies to tax years beginning after December 31, 2024, the impacts are effective starting in FY26. The Company has evaluated applicable provisions of the OBBBA for FY26 and has included the estimated impacts within the FY26 provision.

The effective income tax rate is sensitive to the jurisdictional mix of earnings.

The effective income tax rate increased in Q1 FY26, compared with Q4 FY25, primarily due to the U.S. federal and state valuation allowance releases recorded in Q4 FY25.

The effective income tax rate decreased in Q1 FY26, compared with Q1 FY25, primarily due to an investment tax credit in a non‑U.S. jurisdiction in FY26.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $17.2 million in Q1 FY26, compared with $16.8 million in Q4 FY25; the increase was the result of an increase in the net incomes of our joint venture operations. Net income attributable to noncontrolling interests increased by $1.8 million in Q1 FY26 from Q1 FY25, as a result of increased net income at the Company’s China-based IC facility.

Liquidity and Capital Resources

Our primary sources of liquidity are our cash on hand and cash we generate from operations. Cash and cash equivalents were $544.1 million and $492.3 million as of February 1, 2026, and October 31, 2025, respectively. As of February 1, 2026, total cash and cash equivalents included $472.2 million held by foreign subsidiaries, including an aggregate of $391.5 million held by our joint ventures in Taiwan and China. In addition, we currently have CNY 200 million or $25 million of borrowing capacity, at our discretion, in China to support local operations. This facility is subject to annual reviews and extensions with a current expiration date of July 31, 2026. As of February 1, 2026, PDMCX had no outstanding borrowings against the facility.

We continually evaluate alternatives for efficiently funding our capital expenditures and ongoing operations. These reviews may result in our engagement in a variety of investing and financing transactions, in the transfer of cash among subsidiaries, and/or the repatriation of cash to the U.S. The transfer of funds among subsidiaries could be subject to foreign withholding taxes; in certain jurisdictions, repatriation of these funds to the U.S. may subject them to U.S. state income taxes and/or local country withholding taxes. We believe that our liquidity, including available financing, is sufficient to meet our requirements through the next twelve months and thereafter for the foreseeable future. Through the utilization of our existing liquidity, the cash we generate from operations and short-term investments, we plan to continue to invest in our business, with our investments targeted to align with the Company’s customers’ technology road maps. In addition, we stand ready to invest in mergers, acquisitions, or strategic partnerships, should a suitable opportunity arise.

We estimate our capital expenditures for fiscal year 2026 will be approximately $330 million mainly in Asia and the U.S.; these investments will be targeted towards high-end and mainstream capacity that will increase the operating capability and efficiency, and enable us to support our customers’ near-term demands. As of February 1, 2026, we had outstanding capital commitments of approximately $190.6 million and accrued liabilities related to capital equipment purchases of approximately $29.3 million. Although payment timing could vary, primarily as a result of the timing of tool delivery, installation and testing, we currently estimate that we will fund $180.2 million of our total $219.9 million committed and recognized obligations for capital expenditures over the next twelve months.

On August 28, 2024, the Board of Directors authorized an increase to the Company’s existing share repurchase program from the remaining $31.7 million to $100 million. In June 2025, the Board of Directors authorized an additional $25 million share repurchase. During the fiscal year ended October 31, 2025, the Company repurchased 5.0 million shares for $97.4 million. During the three month period ended February 1, 2026, the Company did not repurchase any shares. As a result, $27.6 million remained available under this authorization as of February 1, 2026. Depending on market conditions, we may utilize some or the entire remaining approved amount to reacquire additional shares.

As discussed in Note 6 – PDMCX Joint Venture of the Company’s condensed consolidated financial statements, DNP, the noncontrolling interest in the Company’s China-based joint venture has, under certain circumstances, the right to put its interest in the joint venture to Photronics, or to purchase the Company’s interest in the joint venture. Under all such circumstances, the sale of DNP’s interest would be at its ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance. As of the date of issuance of this report, DNP had not indicated its intention to exercise this right. As of February 1, 2026, Photronics and DNP each had net investments in this joint venture of approximately $169.4 million.

Cash Flows ($ in millions)

	Q1 FY26	Q1 FY25
Net cash provided by operating activities	$97.3	$78.5
Net cash (used in) provided by investing activities	$(40.3)	$6.8
Net cash provided by (used in) financing activities	$0.7	$(20.5)

Operating Activities: Net cash from operating activities reflects net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, and the effects of changes in operating assets and liabilities. Net cash provided by operating activities increased by $18.8 million in the first quarter of FY26, compared with the same period of FY25, primarily due to changes in working capital.

Investing Activities: Net cash flows from investing activities decreased by $47.1 million in the first quarter of FY26, compared to the same period in FY25, primarily driven by an increase in purchases of property, plant and equipment of $12.4 million and purchases in short-term investments of $36.6 million.

Financing Activities: Net cash from financing activities increased by $21.2 million in the first quarter of FY26, compared to the same period in FY25. This was primarily driven by a decrease in debt repayments of $15.3 million and common stock repurchases of $4.6 million.

The Company’s cash, cash equivalents, and restricted cash balances were negatively impacted by changes in foreign currency exchange rates during the first quarter of FY26 by $5.9 million.

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

The following table reconciles U.S. GAAP net income and diluted earnings per share attributable to Photronics, Inc. shareholders to the non-GAAP net income and diluted earnings per share attributable to Photronics, Inc. shareholders for the indicated periods. The columns may not foot due to rounding.

	Three Months ended
	Feb 1,	Oct 31,	Feb 2,
	2026	2025	2025
Reconciliation of U.S. GAAP to non-GAAP net income:

U.S. GAAP net income attributable to Photronics, Inc. shareholders	$42,939	$61,801	$42,851
FX (gain) loss	(12,865)	(18,615)	(18,443)
Estimated tax effects of FX (gain) loss	2,553	4,781	5,152
Estimated noncontrolling interest effects of above	3,032	3,341	2,823
Reversal of deferred tax valuation allowance	-	(16,751)	-
Non-GAAP net income attributable to Photronics, Inc. shareholders	$35,659	$34,557	$32,383

Weighted-average number of common shares outstanding - Diluted	58,390	57,977	62,661

Reconciliation of U.S. GAAP to non-GAAP EPS:

U.S. GAAP diluted earnings per share attributable to Photronics, Inc. shareholders	$0.74	$1.07	$0.68
Effects of the non-GAAP adjustments above	(0.13)	(0.47)	(0.16)
Non-GAAP diluted earnings per share attributable to Photronics, Inc. shareholders	$0.61	$0.60	$0.52

Business Outlook

Our current business outlook and guidance was provided in the Photronics Q1 FY26 earnings press release, earnings presentation, and financial results conference call, but is not incorporated herein. These can be accessed in the investor section of our website - www.photronics.com. Information included on our website is not incorporated in this Form 10-Q.

Our future results of operations and the other forward-looking statements contained in this filing and in the Photronics Q1 FY26 earnings press release, and the related financial results conference call and earnings presentation involve a number of risks and uncertainties, some of which were discussed in Part I, Item 1A of our 2025 Form 10-K. These factors and a number of other unforeseeable factors could cause actual results to differ materially from our expectations.

Critical Accounting Estimates

Please refer to Part II, Item 7 of our 2025 Form 10-K for discussion of our critical accounting estimates. There have been no changes to our critical accounting estimates since the filing of our Form 10-K for the year ended October 31, 2025.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We conduct business in several major currencies throughout our worldwide operations, and our financial performance may be affected by fluctuations in the exchange rates of these currencies. Changes in exchange rates can positively or negatively affect our reported revenue, operating income, assets, liabilities, and equity. The functional currencies of our Asian subsidiaries are the South Korean won, the New Taiwan dollar, the Chinese yuan, and the Singapore dollar. The functional currencies of our European subsidiaries are the British pound sterling and the euro. In addition, we engage in transactions and have exposures to the Japanese yen.

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

Our primary net foreign currency exposures as of February 1, 2026, included the South Korean won, the Japanese yen, the New Taiwan dollar, the Chinese yuan, the Singapore dollar, the British pound sterling, and the euro. As of that date, a 10% adverse movement in the value of currencies different from the functional currencies of our subsidiaries would have resulted in a net unrealized pre-tax loss of $69.1 million, which represents a decrease of $1.0 million from our exposure as of October 31, 2025. Our most significant exposures at February 1, 2026, were exposures of the New Taiwan Dollar and the South Korean won against the U.S. dollar. We do not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies, other than the aforementioned currencies, would have had a material effect on our February 1, 2026, condensed consolidated financial statements.

Interest Rate Risk

A 10% adverse or favorable movement in the interest rates on our variable rate borrowings would not have had a material effect on the Company’s February 1, 2026, condensed consolidated financial statements, as there were no variable rate borrowings outstanding as of the balance sheet date.

Inflation Risk

Inflationary factors generally affect us by increasing our labor and overhead costs, as well as costs associated with certain risks identified above, which may adversely affect our results of operations and financial position. We have historically been able to recover the impacts of inflation through sales price increases; however, we cannot reasonably estimate our ability to successfully recover any impact of inflation through price increases in the future. Our inability to do so could harm our results of operations and financial position.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the fiscal quarter ended February 1, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Please refer to Note 11 within Part I, Item 1 of this report for information on legal proceedings involving the Company.

Item 1A.	RISK FACTORS

There have been no material changes to our risk factors as set forth in “Item 1A. Risk Factors” in our 2025 Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In September 2020, the Company’s Board of Directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b-18 of the Exchange Act. The repurchase authorization by the Board of Directors has no expiration date, does not obligate the Company to acquire any common stock, and is subject to market conditions.  From September 2020 through October 2022, the Company repurchased 5.8 million shares at a cost of $68.3 million. In August 2024, the Board of Directors authorized an increase to the Company’s existing share repurchase program from the remaining $31.7 million up to $100 million. In June 2025, the Board of Directors authorized an additional $25 million share repurchase. In fiscal year 2025, the Company repurchased 5.0 million shares at a cost of $97.4 million (an average of $19.52 per share). All shares repurchased under the program have been retired prior to the end of the fiscal quarter in which they were purchased. During the three month period ended February 1, 2026, the Company did not repurchase any additional shares. As of February 1, 2026, $27.6 million remained available under this authorization for the repurchase of shares.

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

No such plans or arrangements were adopted or terminated, including by modification, by any director or officer (as defined in Rule 16a-1 under the Exchange Act) during the quarter ended February 1, 2026.

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
ERIC RIVERA
President, Chief Financial Officer
(Principal Financial Officer)

Date: March 11, 2026

By:	/s/ RUI (ELIE) ZHANG
RUI (ELIE) ZHANG
Vice President, Corporate Controller Chief Accounting Officer (Principal Accounting Officer)

Date: March 11, 2026