Form 10-Q
period 2026-05-03
PHOTRONICS INC
filed 2026-06-11
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2026
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
Yes ☐  No ☒

The registrant had 58,963,698 shares of common stock outstanding as of June 4, 2026.

PHOTRONICS, INC.
QUARTERLY REPORT ON FORM 10-Q
May 3, 2026

Glossary of Terms and Acronyms

Definitions of certain terms and acronyms that may appear in this report are provided below.

AI	Artificial Intelligence
AMOLED	Active-matrix organic light-emitting diode. A technology used in mobile devices
Application-specific IC	An integrated circuit customized for a particular use, rather than intended for general-purpose use
ASC	Accounting Standards Codification
ASP	Average Selling Price
ASU	Accounting Standards Update
CNY	Chinese Yuan
DNP	Dai Nippon Printing Co., Ltd.
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

PHOTRONICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)
	May 3,	October 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$511,490	$492,256
Short-term investments	126,177	95,909
Accounts receivable, net [1]	188,951	195,921
Inventories	67,826	61,767
Other current assets	49,482	44,199
Total current assets	943,926	890,052

Property, plant and equipment, net	927,936	854,436
Deferred income taxes	37,389	40,207
Other assets	21,575	19,839
Total assets	$1,930,826	$1,804,534

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$11	$11
Accounts payable	107,970	84,209
Accrued liabilities	78,984	81,653
Total current liabilities	186,965	165,873

Long-term debt	3,853	13
Other liabilities	46,547	41,341
Total liabilities	237,365	207,227

Commitments and contingencies (Note 12)

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 58,152 shares issued and outstanding as of May 3, 2026, and 57,633 shares issued and outstanding as of October 31, 2025	582	576
Additional paid-in capital	492,865	486,934
Retained earnings	845,752	772,199
Accumulated other comprehensive loss	(97,949)	(86,120)
Total Photronics, Inc. shareholders’ equity	1,241,250	1,173,589
Noncontrolling interests	452,211	423,718
Total equity	1,693,461	1,597,307
Total liabilities and equity	$1,930,826	$1,804,534

[1]
Accounts receivable, net included amounts due from a related party of $33.3 million and $38.3 million as of May 3, 2026, and October 31, 2025, respectively. The allowance for credit losses included in the Company’s total accounts receivable balance was $1.1 million and $1.2 million as of May 3, 2026, and October 31, 2025, respectively.

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 3,	May 4,	May 3,	May 4,
	2026	2025	2026	2025
Revenue [1]	$209,940	$210,992	$435,006	$423,130
Cost of goods sold	144,183	133,086	290,547	269,689
Gross profit	65,757	77,906	144,459	153,441

Operating expenses:
Selling, general, and administrative	20,756	18,099	42,067	37,201
Research and development	2,822	4,090	5,410	8,346
Total operating expenses	23,578	22,189	47,477	45,547

Other operating income, net	-	-	56	-
Operating income	42,179	55,717	97,038	107,894

Other income (expense):
Foreign currency transactions impact, net	7,869	(31,111)	20,734	(12,668)
Interest income and other income, net	3,809	5,329	10,618	11,915
Interest expense	(1)	(4)	(2)	(52)
Income before income tax provision	53,856	29,931	128,388	107,089

Income tax provision	10,606	5,714	24,961	24,615

Net income	43,250	24,217	103,427	82,474

Net income attributable to noncontrolling interests	11,821	15,356	29,059	30,762

Net income attributable to Photronics, Inc. shareholders	$31,429	$8,861	$74,368	$51,712

Earnings per share attributable to Photronics, Inc. shareholders:
Basic	$0.54	$0.15	$1.28	$0.84
Diluted	$0.54	$0.15	$1.27	$0.84

Weighted-average number of common shares outstanding:
Basic	58,123	60,793	57,959	61,443
Diluted	58,745	60,974	58,568	61,817

[1]
Revenue included $28.6 million and $67.2 million for the three and six months ended May 3, 2026, respectively, and $39.0 million and $69.7 million for the three and six months ended May 4, 2025, respectively, in each case from a related party.

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	May 3,	May 4,	May 3,	May 4,
	2026	2025	2026	2025
Net income	$43,250	$24,217	$103,427	$82,474

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,782)	47,124	(12,450)	4,208
Other	12	(61)	55	8
Net other comprehensive income (loss)	(3,770)	47,063	(12,395)	4,216

Comprehensive income	39,480	71,280	91,032	86,690

Less: comprehensive income attributable to noncontrolling interests	13,680	29,388	28,493	35,954

Comprehensive income attributable to Photronics, Inc. shareholders	$25,800	$41,892	$62,539	$50,736

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Three Months Ended May 3, 2026
	Photronics, Inc. Shareholders
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance as of February 1, 2026	58,108	$581	$488,806	$814,323	$(92,320)	$438,531	$1,649,921

Net income	-	-	-	31,429	-	11,821	43,250
Other comprehensive income (loss)	-	-	-	-	(5,629)	1,859	(3,770)
Shares issued under equity plans	44	1	334	-	-	-	335
Share-based compensation expense	-	-	3,725	-	-	-	3,725

Balance as of May 3, 2026	58,152	$582	$492,865	$845,752	$(97,949)	$452,211	$1,693,461

	Three Months Ended May 4, 2025
	Photronics, Inc. Shareholders
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance as of February 2, 2025	62,303	$623	$515,742	$731,709	$(120,325)	$366,460	$1,494,209

Net income	-	-	-	8,861	-	15,356	24,217
Other comprehensive income	-	-	-	-	33,030	14,033	47,063
Shares issued under equity plans	23	-	15	-	-	-	15
Share-based compensation expense	-	-	3,375	-	-	-	3,375
Purchase and retirement of common stock through repurchase program	(3,615)	(36)	(29,927)	(42,147)	-	-	(72,110)

Balance as of May 4, 2025	58,711	$587	$489,205	$698,423	$(87,295)	$395,849	$1,496,769

	Six Months Ended May 3, 2026
	Photronics, Inc. Shareholders
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance as of October 31, 2025	57,633	$576	$486,934	$772,199	$(86,120)	$423,718	$1,597,307

Net income	-	-	-	74,368	-	29,059	103,427
Other comprehensive income (loss)	-	-	-	-	(11,829)	(566)	(12,395)
Shares issued under equity plans	519	6	(645)	-	-	-	(639)
Share-based compensation expense	-	-	6,576	-	-	-	6,576
Other changes in equity	-	-	-	(815)	-	-	(815)

Balance as of May 3, 2026	58,152	$582	$492,865	$845,752	$(97,949)	$452,211	$1,693,461

	Six Months Ended May 4, 2025
	Photronics, Inc. Shareholders
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance as of October 31, 2024	61,949	$619	$514,757	$691,807	$(86,319)	$359,895	$1,480,759

Net income	-	-	-	51,712	-	30,762	82,474
Other comprehensive income (loss)	-	-	-	-	(976)	5,192	4,216
Shares issued under equity plans	572	6	(714)	-	-	-	(708)
Share-based compensation expense	-	-	6,710	-	-	-	6,710
Purchase and retirement of common stock through repurchase program	(3,810)	(38)	(31,548)	(45,096)	-	-	(76,682)

Balance as of May 4, 2025	58,711	$587	$489,205	$698,423	$(87,295)	$395,849	$1,496,769

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	May 3,	May 4,
	2026	2025
Cash flows from operating activities:
Net income	$103,427	$82,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,812	40,386
Share-based compensation	6,576	6,710
Changes in assets and liabilities:
Accounts receivable	8,903	4,293
Inventories	(6,250)	(4,694)
Other current assets	(1,966)	(6,932)
Accounts payable, accrued liabilities, and other	(6,218)	(12,318)

Net cash provided by operating activities	144,284	109,919

Cash flows from investing activities:
Purchases of property, plant and equipment	(93,436)	(95,749)
Purchases of short-term investments	(105,831)	(27,689)
Proceeds from maturities of short-term investments	71,789	41,482
Proceeds from sales of short-term investments	7,093	-
Government incentives	2,567	1,166
Other	(72)	(57)

Net cash used in investing activities	(117,890)	(80,847)

Cash flows from financing activities:
Repayments of debt	(5)	(17,966)
Common stock repurchases	-	(76,682)
Proceeds from share-based arrangements	1,216	1,583
Net settlements of restricted stock awards	(1,632)	(2,007)

Net cash used in financing activities	(421)	(95,072)

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(6,722)	(1,697)

Net change in cash, cash equivalents, and restricted cash	19,251	(67,697)
Cash, cash equivalents, and restricted cash at beginning of period	495,113	601,243

Cash, cash equivalents, and restricted cash at end of period	514,364	533,546

Less: Ending restricted cash	2,874	2,838

Cash and cash equivalents at end of period	$511,490	$530,708

Supplemental disclosure of non-cash information:

Accruals for property, plant and equipment purchased not yet paid	$32,131	$13,657

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

Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2025-11, “Interim Reporting (Topic 270): Narrow Scope Improvements”, which improves the navigability of the required interim disclosures and clarifies when that guidance is applicable. The guidance in this ASU will be effective for Photronics for interim reporting periods in its first quarter of fiscal year 2028 Form 10-Q. The amendments can be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements. The Company does not expect adoption of this ASU to have a material effect on the Company’s consolidated financial statements and related disclosures.

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

NOTE 2 – CASH, CASH EQUIVALENTS AND INVESTMENTS

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

The following are cash, cash equivalents and investments measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	May 3, 2026			October 31, 2025
	Cash and cash equivalents	Short-term investments	Total Fair Value	Cash and cash equivalents	Short-term investments	Total Fair Value
Cash	$204,959	$-	$204,959	$222,166	$-	$222,166
Level 1
U.S. Government Securities	3,025	28,314	31,339	3,789	25,157	28,946
Money market funds	5,906	-	5,906	11,159	-	11,159
Level 2
Commercial paper	37,058	9,788	46,846	30,747	2,259	33,006
Time deposits	260,542	88,075	348,617	224,395	68,493	292,888
	$511,490	$126,177	$637,667	$492,256	$95,909	$588,165
Restricted Cash (1)	2,874			2,857
Cash, cash equivalents, and restricted cash	$514,364			$495,113

(1)	Restricted cash is included in other assets and primarily relates to customs requirements and land lease agreements.

Based upon the Company’s intent and ability to hold its time deposits to maturity (which maturities range up to twelve months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s U.S. Government Securities, Commercial paper and Money market funds are classified as available-for-sale. Available-for-sale investments are reported at fair value, with unrealized gains or losses (net of tax) reported in Accumulated other comprehensive income (loss). In the event of a sale of these securities, the Company would determine the cost of the investment sold at the specific individual security level and would include any gain or loss in Interest income and other income, net, where the Company also reports periodic interest earned and the amortization (accretion) of discounts (premiums) related to these investments. As of May 3, 2026, and October 31, 2025, the unrealized gains or losses related to short-term investments were immaterial.

NOTE 3 – ACCOUNTS RECEIVABLE, NET

The components of Accounts Receivable, net at the balance sheet dates are presented below.

	May 3,	October 31,
	2026	2025
Accounts Receivable	$160,417	$166,511
Unbilled Receivables	29,676	30,576
Allowance for Credit Losses	(1,142)	(1,166)
	$188,951	$195,921

NOTE 4 - INVENTORIES

The components of Inventories at the balance sheet dates are presented below.

	May 3,	October 31,
	2026	2025
Raw materials	$65,864	$60,150
Work in process	1,959	1,616
Finished goods	3	1
	$67,826	$61,767

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Presented below are the components of Property, plant and equipment, net at the balance sheet dates.

	May 3,	October 31,
	2026	2025
Land	$12,262	$12,245
Buildings and improvements	202,576	192,860
Machinery and equipment	2,182,518	2,109,456
Leasehold improvements	20,006	20,474
Furniture, fixtures, and office equipment	19,545	19,394
Construction in progress	147,482	134,880
	2,584,389	2,489,309
Accumulated depreciation and amortization	(1,656,453)	(1,634,873)
	$927,936	$854,436

Information on ROU assets resulting from finance leases, at the balance sheet dates, is presented below. Please refer to Note 7 for further information.

	May 3,	October 31,
	2026	2025
Machinery and equipment	$3,900	$54
Accumulated amortization	(54)	(53)
	$3,846	$1

The following table presents depreciation expense (including the amortization of ROU assets), related to property, plant and equipment incurred during the reporting periods.

	Three Months Ended		Six Months Ended
	May 3,	May 4,	May 3,	May 4,
	2026	2025	2026	2025
Depreciation Expense	$19,941	$19,505	$39,657	$40,207

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

The following table presents the net income the Company recorded from the operations of PDMCX during the reporting periods.

	Three Months Ended		Six Months Ended
	May 3,	May 4,	May 3,	May 4,
	2026	2025	2026	2025
Net income from PDMCX	$4,707	$7,557	$9,820	$10,925

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

	May 3,		October 31,
	2026		2025
Classification	Carrying	Photronics	Carrying	Photronics
	Amount	Interest	Amount	Interest
Current assets	$219,834	$109,939	$180,289	$90,163
Noncurrent assets	171,649	85,842	166,756	83,395
Total assets	391,483	195,781	347,045	173,558

Current liabilities	34,221	17,114	23,193	11,599
Noncurrent liabilities	3,084	1,542	2,970	1,485
Total liabilities	37,305	18,656	26,163	13,084

Net assets	$354,178	$177,125	$320,882	$160,474

NOTE 7 - DEBT

The balance of long-term debt and its current portion was comprised of the following finance leases as described below:

	May 3,		October 31,
	2026		2025
Principal due:
Next 12 months	$11		$11
Months 13 – 24	$3,853		$12
Months 25 – 36	-		1
Months 37 – 48	-		-
Months 49 – 60	-		-
Long-term debt	3,853		13
Total debt	$3,864		$24

Interest rate at balance sheet date	N/A		N/A
Basis spread on interest rates	N/A		N/A
Interest rate reset	N/A		N/A
Maturity date	N/A		N/A
Periodic payment amount	Varies as Lease matures		Varies as Lease matures
Periodic payment frequency	Varies		Monthly
Finance lease ROU assets (carrying amount)	$3,846	(1)	$1	(1)

(1) Represents the carrying amount at the balance sheet date of the related ROU assets, in which the lessors have secured interests. Please refer to Note 5.

Finance Lease

In April 2026, the Company received a tool component associated with the purchase of an FPD lithography tool. Under the arrangement, the Company may either return or purchase the tool component from the vendor after a 12-month period. The Company has determined that the arrangement contains an embedded finance lease under ASC 842, as it contains an identified asset, has the right to direct the use of the asset and obtains substantially all the economic benefits from its use.

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

Contract Assets, Contract Liabilities, and Accounts Receivable

The Company recognizes a contract asset when its performance under a contract precedes the Company’s receipt of consideration from a customer, or before payment is due, and the right to receive consideration is conditional upon factors other than the passage of time. Contract assets reflect the Company’s transfer of control to customers of photomasks that are in process or completed but not yet shipped to customers. A receivable is recognized when the Company has an unconditional right to payment, which generally occurs upon the shipment of the photomasks. The Company’s contract assets primarily consist of in-process production orders and fully manufactured photomasks which have not yet shipped, for which the Company has an enforceable right to consideration (including a reasonable profit) in the event the in-process orders are cancelled by customers. On an individual contract basis, the Company nets contract assets with contract liabilities for financial reporting purposes. The Company did not identify impairment indicators for any outstanding contract assets during the three-month and six-month periods ended May 3, 2026, or May 4, 2025.

The following table provides information about the Company’s contract balances at the balance sheet dates.

	May 3,	October 31,
Classification	2026	2025
Contract Assets
Other current assets	$14,592	$12,670

Contract Liabilities
Accrued liabilities	$13,373	$9,491
Other liabilities	12,233	5,041
	$25,606	$14,532

The Company did not recognize any revenue from performance obligations satisfied in the previous periods. The following table presents revenue recognized from contract liabilities that existed at the beginning of the reporting periods.

	Three Months Ended		Six Months Ended
	May 3,	May 4,	May 3,	May 4,
	2026	2025	2026	2025
Revenue recognized from beginning liability	$2,327	$2,589	$3,010	$5,745

The Company generally records accounts receivable at their billed amounts. All outstanding past due customer invoices are reviewed for collectability during, and at the end of, every reporting period. To the extent the Company believes a loss on the collection of a customer invoice is probable, the Company would record the loss and credit an allowance for credit losses. In the event that an amount is determined to be uncollectible, the Company charges the allowance for credit losses and derecognizes the related receivable. The amount of credit losses recorded for the three-month or six-month periods ended May 3, 2026, and May 4, 2025 were not material.

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

Disaggregation of Revenue

The following tables present the Company’s revenue for the three-month and six-month periods ended May 3, 2026, and May 4, 2025, disaggregated by product type, geographic origin, and timing of recognition.

	Three Months Ended		Six Months Ended
	May 3,	May 4,	May 3,	May 4,
Revenue by Product Type	2026	2025	2026	2025
IC
High-end	$56,655	$59,299	$127,937	$119,405
Mainstream	90,852	96,578	184,861	190,429
Total IC	$147,507	$155,877	$312,798	$309,834

FPD
High-end	$52,828	$43,613	$99,777	$93,292
Mainstream	9,605	11,502	22,431	20,004
Total FPD	$62,433	$55,115	$122,208	$113,296

	$209,940	$210,992	$435,006	$423,130

	Three Months Ended		Six Months Ended
	May 3,	May 4,	May 3,	May 4,
Revenue by Geographic Origin*	2026	2025	2026	2025
Taiwan	$65,047	$75,060	$139,366	$148,094
China	60,598	58,742	123,317	112,300
South Korea	40,033	37,594	81,113	77,831
United States	34,156	30,727	71,558	67,626
Europe	9,048	8,153	17,829	16,094
Other	1,058	716	1,823	1,185
	$209,940	$210,992	$435,006	$423,130
* This table disaggregates revenue by the location in which it was earned.

	Three Months Ended		Six Months Ended
	May 3,	May 4,	May 3,	May 4,
Revenue by Timing of Recognition	2026	2025	2026	2025
Over time	$203,667	$200,188	$421,864	$405,264
At a point in time	6,273	10,804	13,142	17,866
	$209,940	$210,992	$435,006	$423,130

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

	Three Months Ended		Six Months Ended
	May 3,	May 4,	May 3,	May 4,
	2026	2025	2026	2025
Expense reported in:
Cost of goods sold	$894	$785	$1,825	$1,562
Selling, general, and administrative	2,657	2,288	5,140	4,556
Research and development	174	302	(389)	592
Total expense incurred	$3,725	$3,375	$6,576	$6,710

Expense by award type:
Restricted stock awards	$2,197	$2,809	$4,240	$6,086
Restricted stock units	1,490	509	2,259	509
Employee stock purchase plan	38	57	77	115
Total expense incurred	$3,725	$3,375	$6,576	$6,710

Income tax benefits on share-based compensation	$780	$406	$1,362	$852

The research and development credit for the six months ended May 3, 2026, was primarily attributable to the forfeiture of previously granted time-vesting restricted stock awards, following the departure of an executive.

Restricted Stock Awards

The Company periodically grants restricted stock awards, the restrictions on which typically lapse over a service period of one to four years. The fair values of the awards are determined on the date of grant, based on the closing stock price of the Company’s common stock. The table below presents information on the Company’s restricted stock awards.

	Three Months Ended		Six Months Ended
	May 3,	May 4,	May 3,	May 4,
	2026	2025	2026	2025
Number of shares granted in period	-	237,738	-	583,238
Weighted-average grant-date fair value of awards (in dollars per share)	$-	$21.28	$-	$23.42
Compensation cost not yet recognized	$15,225	$27,028	$15,225	$27,028
Weighted-average amortization period for cost not yet recognized (in years)	2.2	3.0	2.2	3.0
Restricted shares outstanding at balance sheet date	809,986	1,439,672	809,986	1,439,672

Restricted Stock Units

Commencing FY25, the Company began granting restricted stock units, the restrictions on which typically lapse over a service period of one to four years. The fair value of the awards is determined on the date of grant, based on the closing price of the Company’s common stock. The table below presents information on the Company’s restricted stock unit awards.

	Three Months Ended		Six Months Ended
	May 3,	May 4,	May 3,	May 4,
	2026	2025	2026	2025
Number of units granted in period	80,529	52,836	589,601	52,836
Weighted-average grant-date fair value of awards (in dollars per share)	$41.09	$22.52	$33.99	$22.52
Compensation cost not yet recognized	$16,992	$681	$16,992	$681
Weighted-average amortization period for cost not yet recognized (in years)	3.6	0.8	3.6	0.8
Restricted stock units outstanding at balance sheet date	676,982	33,966	676,982	33,966

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

	Three Months Ended		Six Months Ended
	May 3,	May 4,	May 3,	May 4,
	2026	2025	2026	2025
Number of options granted in period	-	-	-	-
Cash received from options exercised	$359	$26	$992	$1,298
Compensation cost not yet recognized	$-	$-	$-	$-
Weighted-average amortization period for cost not yet recognized (in years)	-	-	-	-

Information regarding outstanding and exercisable option awards as of May 3, 2026, is presented below.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (in years)	Value
Outstanding and exercisable at May 3, 2026	19,250	$9.51	1.79	$783

NOTE 10 - INCOME TAXES

The Company calculates its provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. The table below sets forth the primary reasons that the Company’s effective income tax rates differed from the U.S. statutory tax rates in effect during the periods ended May 3, 2026, and May 4, 2025.

Reporting Period	U.S. Statutory Tax Rates	Photronics Effective Tax Rates	Primary Reasons for Differences

Three months ended May 3, 2026	21.0%	19.7%
Non-U.S. pre-tax income being taxed at higher statutory rates in the non-U.S. jurisdictions, and changes in uncertain tax positions in non-U.S. jurisdictions have been more than offset by the impact of tax credit in a non-U.S. jurisdiction.

Three months ended May 4, 2025	21.0%	19.1%
Non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances, non-U.S. pre-tax income being taxed at higher statutory rates in the non-U.S. jurisdictions, and changes in uncertain tax positions in non-U.S. jurisdictions.

Six months ended May 3, 2026	21.0%	19.4%
Non-U.S. pre-tax income being taxed at higher statutory rates in the non-U.S. jurisdictions, and changes in uncertain tax positions in non-U.S. jurisdictions have been more than offset by the impact of tax credit in a non-U.S. jurisdiction.

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

	May 3, 2026	October 31, 2025
Unrecognized tax benefits related to uncertain tax positions	$13,200	$11,379
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$13,200	$11,379
Accrued interest and penalties related to uncertain tax positions	$729	$551

NOTE 11 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented below.

	Three Months Ended		Six Months Ended
	May 3,	May 4,	May 3,	May 4,
	2026	2025	2026	2025
Net income attributable to Photronics, Inc. shareholders	$31,429	$8,861	$74,368	$51,712

Weighted-average common shares outstanding (in thousands):
Basic	58,123	60,793	57,959	61,443
Effect of dilutive securities:
Share-based awards	622	181	609	374
Potentially dilutive common shares	622	181	609	374

Weighted-average common shares - Diluted	58,745	60,974	58,568	61,817

Earnings per share:
Net Income attributable to Photronics shareholders - Basic	$0.54	$0.15	$1.28	$0.84
Net Income attributable to Photronics shareholders - Diluted	$0.54	$0.15	$1.27	$0.84

The table below sets forth the outstanding weighted-average share-based payment awards that were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be antidilutive.

	Three Months Ended		Six Months Ended
	May 3,	May 4,	May 3,	May 4,
(in thousands of shares)	2026	2025	2026	2025
Share-based payment awards, in shares	5	1,099	81	793
Total potentially dilutive shares excluded	5	1,099	81	793

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims that arise in the ordinary course of business. The Company believes that the potential liability under such claims, individually and in the aggregate, will not have a material effect on the Company’s condensed consolidated financial statements.

NOTE 13 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

The following tables set forth the changes in the Company’s accumulated other comprehensive income (loss) by component (net of tax) for the three-month and six-month periods ended May 3, 2026, and May 4, 2025.

	Three Months Ended May 3, 2026
	Foreign Currency
	Translation
	Adjustments	Other	Total

Balance at February 1, 2026	$(91,729)	$(591)	$(92,320)
Other comprehensive (loss) income	(3,782)	12	(3,770)
Other comprehensive loss attributable to noncontrolling interests	(1,846)	(13)	(1,859)

Balance at May 3, 2026	$(97,357)	$(592)	$(97,949)

	Three Months Ended May 4, 2025
	Foreign Currency
	Translation
	Adjustments	Other	Total

Balance at February 2, 2025	$(119,629)	$(696)	$(120,325)
Other comprehensive (loss) income	47,124	(61)	47,063
Other comprehensive (loss) income attributable to noncontrolling interests	(14,063)	30	(14,033)

Balance at May 4, 2025	$(86,568)	$(727)	$(87,295)

	Six Months Ended May 3, 2026
	Foreign Currency
	Translation
	Adjustments	Other	Total

Balance at October 31, 2025	$(85,513)	$(607)	$(86,120)
Other comprehensive (loss) income	(12,450)	55	(12,395)
Other comprehensive income (loss) attributable to noncontrolling interests	606	(40)	566

Balance at May 3, 2026	$(97,357)	$(592)	$(97,949)

	Six Months Ended May 4, 2025
	Foreign Currency
	Translation
	Adjustments	Other	Total

Balance at October 31, 2024	$(85,587)	$(732)	$(86,319)
Other comprehensive (loss) income	4,208	8	4,216
Other comprehensive loss attributable to noncontrolling interests	(5,189)	(3)	(5,192)

Balance at May 4, 2025	$(86,568)	$(727)	$(87,295)

NOTE 14 – SHARE REPURCHASE PROGRAM

In September 2020, the Company’s Board of Directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b-18 of the Exchange Act. The repurchase authorization by the Board of Directors has no expiration date, does not obligate the Company to acquire any common stock, and is subject to market conditions.  From September 2020 through October 2022, the Company repurchased 5.8 million shares at a cost of $68.3 million. In August 2024, the Board of Directors authorized an increase to the Company’s existing share repurchase program from the remaining $31.7 million up to $100 million. In June 2025, the Board of Directors authorized an additional $25 million of share repurchases. In fiscal year 2025, the Company repurchased 5.0 million shares at a cost of $97.4 million (an average of $19.52 per share). All shares repurchased under the program have been retired prior to the end of the fiscal quarter in which they were purchased. During the three-month and six-month periods ended May 3, 2026, the Company did not repurchase any additional shares. As of May 3, 2026, $27.6 million remained available under this authorization for the repurchase of shares.

NOTE 15 - SEGMENT REPORTING

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

The following table presents selected financial information with respect to the Company’s single operating segment for the periods ended May 3, 2026 and May 4, 2025:

	Three Months Ended		Six Months Ended
	May 3, 2026	May 4, 2025	May 3, 2026	May 4, 2025
Revenue	$209,940	$210,992	$435,006	$423,130
Cost of goods sold	(144,183)	(133,086)	(290,547)	(269,689)
Gross Profit	65,757	77,906	144,459	153,441

Selling, general and administrative expense	(20,756)	(18,099)	(42,067)	(37,201)
Research and development expense	(2,822)	(4,090)	(5,410)	(8,346)
Other operating income	-	-	56	-
Operating Income	42,179	55,717	97,038	107,894

Other income (expense), net	11,677	(25,786)	31,350	(805)
Income tax provision	(10,606)	(5,714)	(24,961)	(24,615)
Net income attributable to noncontrolling interests	(11,821)	(15,356)	(29,059)	(30,762)
Net income attributable to Photronics, Inc. shareholders	$31,429	$8,861	$74,368	$51,712

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are focused on improving our competitiveness by advancing our technology and reducing costs and, in connection therewith, have invested and plan to continue to invest in manufacturing equipment to serve both the high-end and mainstream photomask markets. As we face challenges that require us to make significant improvements in our competitiveness, we continue to implement programs to streamline, drive efficiency and reduce costs in our infrastructure.

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

Our revenues have benefited, and our costs, including depreciation, have been affected by the increased demand for high-end-technology photomasks that require more advanced manufacturing capabilities, but generally command higher ASPs. Our year-to-date capital expenditure payments were $93.4 million and $95.7 million in Q2 FY26 and Q2 FY25, respectively. Nonetheless, we intend to continue to make the required investments to support the technological and production requirements of our customers that we believe will continue to enable our growth. This includes investments to replace end-of-life mask-making equipment with higher-performing systems that better serve our customers. In support of this effort, we expect capital expenditure payments to be approximately $330 million in fiscal year 2026.

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

Results of Operations

All the following tabular comparisons, unless otherwise indicated, are for the three-month and six-month periods ended May 3, 2026 (Q2 FY26), February 1, 2026 (Q1 FY26) and May 4, 2025 (Q2 FY25). The tables in this section may not foot due to rounding.

The following tables present selected operating information expressed as a percentage of revenue.

	Three Months Ended			Six Months Ended
	May 3,	February 1,	May 4,	May 3,	May 4,
	2026	2026	2025	2026	2025
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.7	65.0	63.1	66.8	63.7
Gross profit	31.3	35.0	36.9	33.2	36.3

Selling, general, and administrative	9.9	9.5	8.6	9.7	8.8
Research and development	1.3	1.1	1.9	1.2	2.0
Operating income	20.1	24.4	26.4	22.3	25.5

Other income (expense), net	5.6	8.7	(12.2)	7.2	(0.2)

Income before income tax provision	25.7	33.1	14.2	29.5	25.3

Income tax provision	5.1	6.4	2.7	5.7	5.8

Net income	20.6	26.7	11.5	23.8	19.5

Net income attributable to noncontrolling interests	5.6	7.7	7.3	6.7	7.3

Net income attributable to Photronics, Inc. shareholders	15.0%	19.1%	4.2%	17.1%	12.2%

Revenue

 Our quarterly revenues can be affected by the seasonal purchasing practices of our customers. As a result, demand for our products is typically impacted during the first quarter of our fiscal year by the North American, European, and Asian holiday periods, as some of our customers may adjust their buying activities during those periods.

 The following tables present changes in revenue disaggregated by product type and geographic origin, in Q2 FY26 from revenue in prior reporting periods.

Quarterly Changes in Revenue by Product Type ($ in millions)

	Q2 FY26 compared with Q1 FY26			Q2 FY26 compared with Q2 FY25		YTD FY26 compared with YTD FY25
	Revenue in	Increase	Percent	Increase	Percent	Revenue in	Increase	Percent
	Q2 FY26	(Decrease)	Change	(Decrease)	Change	YTD FY26	(Decrease)	Change
IC
High-end*	$56.7	$(14.6)	(20.5)%	$(2.6)	(4.5)%	$127.9	$8.5	7.1%
Mainstream	90.8	(3.3)	(3.4)%	(5.8)	(5.9)%	184.9	(5.5)	(2.9)%

Total IC	$147.5	$(17.9)	(10.8)%	$(8.4)	(5.4)%	$312.8	$3.0	1.0%

FPD
High-end*	$52.8	$5.9	12.5%	$9.2	21.1%	$99.8	$6.5	7%
Mainstream	9.6	(3.2)	(25.1)%	(1.9)	(16.5)%	22.4	2.4	12.1%

Total FPD	$62.4	$2.7	4.4%	$7.3	13.3%	$122.2	$8.9	7.9%

Total Revenue	$209.9	$(15.2)	(6.7)%	$(1.1)	(0.5)%	$435.0	$11.9	2.8%

 * High-end photomasks typically have higher ASPs than mainstream products.

Quarterly Changes in Revenue by Geographic Origin ($ in millions) **

	Q2 FY26 compared with Q1 FY26			Q2 FY26 compared with Q2 FY25		YTD FY26 compared with YTD FY25
	Revenue in	Increase	Percent	Increase	Percent	Revenue in	Increase	Percent
	Q2 FY26	(Decrease)	Change	(Decrease)	Change	YTD FY26	(Decrease)	Change
Taiwan	$65.0	$(9.3)	(12.5)%	$(10.1)	(13.3)%	$139.4	$(8.7)	(5.9)%
China	60.6	(2.1)	(3.4)%	1.9	3.2%	123.3	11.0	9.8%
South Korea	40.0	(1.1)	(2.5)%	2.4	6.5%	81.1	3.3	4.2%
United States	34.2	(3.2)	(8.7)%	3.5	11.2%	71.6	4.0	5.8%
Europe	9.0	0.2	3.0%	0.8	11.0%	17.8	1.7	10.8%
Other	1.1	0.3	38.3%	0.4	47.8%	1.8	0.6	53.8%
Total Revenue	$209.9	$(15.2)	(6.7)%	$(1.1)	(0.5)%	$435.0	$11.9	2.8%

** This table disaggregates revenue by the location in which it was earned.

Revenue in Q2 FY26 was $209.9 million, a decrease of 6.7% compared with Q1 FY26, primarily driven by lower demand in our IC business. Compared with Q2 FY25, revenue decreased 0.5%, primarily due to lower revenue in the Asia IC market partially offset by growth in our FPD business.

IC revenue decreased $17.9 million or 10.8% in Q2 FY26 compared with Q1 FY26, and decreased $8.4 million or 5.4% compared with Q2 FY25, primarily due to delayed design releases. For the first six months of FY26, IC revenue increased $3.0 million or 1.0% compared with the first six months of FY25, primarily driven by increased global demand for high-end products.

FPD revenue increased $2.7 million or 4.4% in Q2 FY26 compared with Q1 FY26, and increased $7.3 million or 13.3% compared with Q2 FY25 primarily due to strong demand for high-end products in the Asia IT display market. For the first six months of FY26 FPD revenue increased $8.9 million or 7.9% compared with the first six months of FY25, primarily driven by the increased demand for both mainstream and high-end products.

Gross Margin ($ in millions)

			Percent		Percent			Percent
	Q2 FY26	Q1 FY26	Change	Q2 FY25	Change	YTD FY26	YTD FY25	Change
Gross profit	$65.8	$78.7	(16.4)%	$77.9	(15.6)%	$144.5	$153.4	(5.9)%
Gross margin	31.3%	35.0%		36.9%		33.2%	36.3%

Gross margin was 31.3% in Q2 FY26 compared with 35.0% in Q1 FY26, the decrease was primarily due to an unfavorable product mix.

Gross margin decreased to 31.3% in Q2 FY26 from 36.9% in Q2 FY25, primarily due to higher labor and benefits costs, material costs and manufacturing costs.

Gross margin decreased to 33.2% for the first six months of FY26, compared with 36.3% for the first six months of FY25, primarily due to higher material costs, labor and benefits costs, and other manufacturing costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $20.8 million in Q2 FY26, compared with $21.3 million in Q1 FY26, and $18.1 million in Q2 FY25. Compared with Q1 FY26, selling, general and administrative expenses decreased $0.6 million primarily due to lower labor and benefits costs. Compared with Q2 FY25, selling, general and administrative expenses increased by $2.7 million primarily due to higher labor and benefits costs.

For the first six months of FY26, selling, general and administrative expenses were $42.1 million compared with $37.2 million for the first six months of FY25. The increase of $4.9 million was primarily due to higher labor and benefits costs.

Research and Development Expenses

Research and development expenses, which primarily consist of development and qualification efforts related to process technologies for high-end IC and FPD applications, were $2.8 million in Q1 FY26 and $4.1 million in Q2 FY25. The $0.2 million increase from Q1 FY26 was primarily due to increased qualification activities in Asia. The $1.3 million decrease from Q2 FY25 was primarily due to reduced development activities in the U.S.

Research and development expenses were $5.4 million for the first six months of FY26, compared with $8.3 million for the first six months of FY25. The $2.9 million decrease was primarily due to reduced development activities in the U.S.

Other Income (Expense), net ($ in millions)

	Q2 FY26	Q1 FY26	Q2 FY25	YTD FY26	YTD FY25
Foreign currency transactions impact, net	$7.9	$12.9	$(31.1)	$20.7	$(12.7)
Interest expense	(0.0)	(0.0)	(0.0)	(0.0)	(0.1)
Interest income and other income, net	3.8	6.8	5.3	10.6	12.0

Other income (expense), net	$11.7	$19.7	$(25.8)	$31.3	$(0.8)

Other Income decreased $8.0 million in Q2 FY26 compared with Q1 FY26 and increased $37.5 million compared with Q2 FY25, primarily due to foreign currency transaction gains and losses. These foreign currency impacts were primarily driven by fluctuations in the New Taiwan dollar and the South Korean won relative to the U.S. dollar.

Other Income increased by $32.1 million for the first six months of FY26 compared with the first six months of FY25, primarily due to foreign currency transaction gains and losses driven by favorable movements in the New Taiwan dollar and the South Korean won relative to the U.S. dollar.

Income Tax Provision ($ in millions)

	Q2 FY26	Q1 FY26	Q2 FY25	YTD FY26	YTD FY25

Income tax provision	$10.6	$14.4	$5.7	$25.0	$24.6
Effective income tax rate	19.7%	19.3%	19.1%	19.4%	23.0%

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

 The effective income tax rate increased in Q2 FY26, compared with Q1 FY26, primarily due to an increase in foreign taxes as well as changes in the jurisdictional mix of earnings.

The effective income tax rate increased in Q2 FY26, compared with Q2 FY25, primarily due to an increase in foreign taxes as well as changes in the jurisdictional mix of earnings.

 The effective income tax rate decrease in YTD FY26 compared with YTD FY25, is primarily due to an investment tax credit in a non-U.S. jurisdiction in FY26.

Net Income Attributable to Noncontrolling Interests

 Net income attributable to noncontrolling interests was $11.8 million in Q2 FY26, compared with $17.2 million in Q1 FY26; the decrease was the result of a reduction in net income at the Company’s Taiwan-based joint venture. Net income attributable to noncontrolling interests decreased by $3.5 million in Q2 FY26 from Q2 FY25, as a result of decreased net income at the Company’s China-based IC facility.

Net income attributable to noncontrolling interests was $29.1 million in YTD FY26, compared with $30.8 million in YTD FY25. The $1.7 million decrease was a result of decreased net income at the Company’s joint-venture operations.

Liquidity and Capital Resources

Our primary sources of liquidity are our cash on hand and cash we generate from operations. Cash and cash equivalents were $511.5 million and $492.3 million as of May 3, 2026, and October 31, 2025, respectively. As of May 3, 2026, total cash and cash equivalents included $464.9 million held by foreign subsidiaries, including an aggregate of $389.2 million held by our joint ventures in Taiwan and China (consisting of $323.4 million held by our joint venture in Taiwan and $65.8 million held by our joint ventures in China). In addition, we currently have CNY 200 million or $25 million of borrowing capacity, at our discretion, in China to support local operations. This facility is subject to annual reviews and extensions with a current expiration date of July 31, 2026. As of May 3, 2026, PDMCX had no outstanding borrowings against the facility.

We consolidate our joint venture entities and control the boards of directors of such entities. In addition, we possess sufficient voting rights under the applicable joint venture agreements to approve dividend distributions through the ordinary governance process. Cash dividend declarations by our joint ventures do not require supermajority approval and cannot be blocked by minority shareholders. Accordingly, we believe the governance structure of our joint venture entities does not restrict our ability to cause distributions to be made from such entities. Transfers of funds from China are subject to the procedures and requirements of China’s State Administration of Foreign Exchange, as well as applicable withholding taxes and other local compliance requirements. However, we believe that these considerations primarily affect the timing, administrative process, and net proceeds associated with distributions rather than our ability to access the underlying cash balances.

We continually evaluate alternatives for efficiently funding our capital expenditures and ongoing operations. These reviews may result in our engagement in a variety of investing and financing transactions, in the transfer of cash among subsidiaries, and/or the repatriation of cash to the U.S. The transfer of funds among subsidiaries could be subject to foreign withholding taxes; in certain jurisdictions, repatriation of these funds to the U.S. may subject them to U.S. state income taxes and/or local country withholding taxes. We believe that our liquidity, including available financing, is sufficient to meet our requirements through the next twelve months and thereafter for the foreseeable future. Through the utilization of our existing liquidity, the cash we generate from operations and short-term investments, we plan to continue to invest in our business, with investments targeted to align with our customers’ technology road maps. In addition, we stand ready to invest in mergers, acquisitions, or strategic partnerships, should a suitable opportunity arise.

 We estimate our capital expenditures for fiscal year 2026 will be approximately $330 million mainly in Asia and the U.S.; these investments will be targeted towards high-end and mainstream capacity that will increase the operating capability and efficiency, and enable us to support our customers’ near-term demands. As of May 3, 2026, we had outstanding capital commitments of approximately $172.0 million and accrued liabilities related to capital equipment purchases of approximately $39.3 million. Although payment timing could vary, primarily as a result of the timing of tool delivery, installation and testing, we currently estimate that we will fund $199.0 million of our total $211.3 million committed and recognized obligations for capital expenditures over the next twelve months.

 On August 28, 2024, the Board of Directors authorized an increase to the Company’s existing share repurchase program from the remaining $31.7 million to $100 million. In June 2025, the Board of Directors authorized an additional $25 million of share repurchases. During the fiscal year ended October 31, 2025, the Company repurchased 5.0 million shares for $97.4 million. During the three-month and six-month periods ended May 3, 2026, the Company did not repurchase any shares. As a result, $27.6 million remained available under this authorization as of May 3, 2026. Depending on market conditions, we may utilize some or the entire remaining approved amount to reacquire additional shares.

 As discussed in Note 6 – PDMCX Joint Venture of the Company’s condensed consolidated financial statements, DNP, the noncontrolling interest in the Company’s China-based joint venture has, under certain circumstances, the right to put its interest in the joint venture to Photronics, or to purchase the Company’s interest in the joint venture. Under all such circumstances, the sale of DNP’s interest would be at its ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance. As of the date of issuance of this report, DNP had not indicated its intention to exercise this right. As of May 3, 2026, Photronics and DNP each had net investments in this joint venture of approximately $177.1 million.

Cash Flows ($ in millions)

	YTD FY26	YTD FY25
Net cash provided by operating activities	$144.3	$109.9
Net cash used in investing activities	$(117.9)	$(80.8)
Net cash used in financing activities	$(0.4)	$(95.1)

Operating Activities: Net cash from operating activities reflects net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, and the effects of changes in operating assets and liabilities. Net cash provided by operating activities increased by $34.4 million in YTD FY26, compared with the same period of FY25, primarily due to the increased net income and positive changes in working capital.

Investing Activities: Net cash flows used in investing activities increased by $37.0 million in YTD FY26, compared to the same period in FY25, primarily driven by an increase in purchases of short-term investments of $78.1 million, partially offset by $37.4 million increase in proceeds from maturities and sales of short-term investments.

Financing Activities: Net cash used in financing activities decreased by $94.7 million in YTD FY26, compared to the same period in FY25. This was primarily driven by a decrease in debt repayments of $18.0 million and common stock repurchases of $76.7 million.

 The Company’s cash, cash equivalents, and restricted cash balances were negatively impacted by changes in foreign currency exchange rates in YTD FY26 by $6.7 million.

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

	Three Months Ended
	May 3,	Feb 1,	May 4,
	2026	2026	2025
Reconciliation of U.S. GAAP to non-GAAP net income:

U.S. GAAP net income attributable to Photronics, Inc. shareholders	$31,429	$42,939	$8,861
FX (gain) loss	(7,869)	(12,865)	31,111
Estimated tax effects of FX (gain) loss	629	2,553	(8,337)
Estimated noncontrolling interest effects of above	739	3,032	(7,376)
Non-GAAP net income attributable to Photronics, Inc. shareholders	$24,928	$35,659	$24,259

Weighted-average number of common shares outstanding - Diluted	58,745	58,390	60,974

Reconciliation of U.S. GAAP to non-GAAP EPS:

U.S. GAAP diluted earnings per share attributable to Photronics, Inc. shareholders	$0.54	$0.74	$0.15
Effects of the non-GAAP adjustments above	(0.12)	(0.13)	0.25
Non-GAAP diluted earnings per share attributable to Photronics, Inc. shareholders	$0.42	$0.61	$0.40

Business Outlook

 Our current business outlook and guidance was provided in the Photronics Q2 FY26 earnings press release, earnings presentation, and financial results conference call, but is not incorporated herein. These can be accessed in the investor section of our website - www.photronics.com. Information included on our website is not incorporated in this Form 10-Q.

 Our future results of operations and the other forward-looking statements contained in this filing and in the Photronics Q2 FY26 earnings press release, and the related financial results conference call and earnings presentation involve a number of risks and uncertainties, some of which were discussed in Part I, Item 1A of our 2025 Form 10-K. These factors and a number of other unforeseeable factors could cause actual results to differ materially from our expectations.

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

Our primary net foreign currency exposures as of May 3, 2026, included the South Korean won, the Japanese yen, the New Taiwan dollar, the Chinese yuan, the Singapore dollar, the British pound sterling, and the euro. As of that date, a 10% adverse movement in the value of currencies different from the functional currencies of our subsidiaries would have resulted in a net unrealized pre-tax loss of $66.8 million, which represents a decrease of $2.3 million from our exposure as of February 1, 2026. Our most significant exposures at May 3, 2026, were exposures of the New Taiwan dollar and the South Korean won against the U.S. dollar. We do not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies, other than the aforementioned currencies, would have had a material effect on our May 3, 2026, condensed consolidated financial statements.

Interest Rate Risk

 A 10% adverse or favorable movement in the interest rates on our variable rate borrowings would not have had a material effect on the Company’s May 3, 2026, condensed consolidated financial statements, as there were no variable rate borrowings outstanding as of the balance sheet date.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the fiscal quarter ended May 3, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.          OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Please refer to Note 12 within Part I, Item 1 of this report for information on legal proceedings involving the Company.

Item 1A.	RISK FACTORS

There have been no material changes to our risk factors as set forth in “Item 1A. Risk Factors” in our 2025 Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In September 2020, the Company’s Board of Directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b-18 of the Exchange Act. The repurchase authorization by the Board of Directors has no expiration date, does not obligate the Company to acquire any common stock, and is subject to market conditions. From September 2020 through October 2022, the Company repurchased 5.8 million shares at a cost of $68.3 million. In August 2024, the Board of Directors authorized an increase to the Company’s existing share repurchase program from the remaining $31.7 million up to $100 million. In June 2025, the Board of Directors authorized an additional $25 million of share repurchases. In fiscal year 2025, the Company repurchased 5.0 million shares at a cost of $97.4 million (an average of $19.52 per share). All shares repurchased under the program have been retired prior to the end of the fiscal quarter in which they were purchased. During the three-month and six-month periods ended May 3, 2026, the Company did not repurchase any additional shares. As of May 3, 2026, $27.6 million remained available under this authorization for the repurchase of shares.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

 None.

Item 4.	MINE SAFETY DISCLOSURES

 Not applicable.

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

No such plans or arrangements were adopted or terminated, including by modification, by any director or officer (as defined in Rule 16a-1 under the Exchange Act) during the quarter ended May 3, 2026.

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

Date: June 11, 2026

By:	/s/ RUI (ELIE) ZHANG
RUI (ELIE) ZHANG
Vice President, Corporate Controller Chief Accounting Officer (Principal Accounting Officer)

Date: June 11, 2026