Form 10-Q
period 2026-08-02
PHOTRONICS INC
filed 2026-09-10
CIK 810136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2026
OR
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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

The registrant had 58,997,167 shares of common stock outstanding as of September 3, 2026.

PHOTRONICS, INC.
QUARTERLY REPORT ON FORM 10-Q
August 2, 2026

Glossary of Terms and Acronyms

Definitions of certain terms and acronyms that may appear in this report are provided below.

AI	Artificial Intelligence
AMOLED	Active-matrix organic light-emitting diode. A display technology used in mobile, wearable, information technology, automotive, and virtual reality products
Application-specific IC	An integrated circuit customized for a particular use, rather than intended for general-purpose use
ASC	Accounting Standards Codification
ASP	Average Selling Price
ASU	Accounting Standards Update
CNY	Chinese Yuan
DNP	Dai Nippon Printing Co., Ltd.
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
Optical proximity correction
A photolithography enhancement technique applied to compensate for the limitations of light to maintain the edge placement integrity of an original design, imaged onto a silicon wafer, for further processing to an etched pattern

PDMCX	Xiamen American Japan Photronics Mask Co., Ltd., a joint venture of Photronics and DNP
ROU assets	Right-of-use assets
SEC	Securities and Exchange Commission
U.S. GAAP	Accounting principles generally accepted in the United States of America
VIE	Variable Interest Entity
Wafer	A wafer, or silicon wafer, is a thin slice of semiconductor material that, in the fabrication of microelectronics, serves as the substrate for microelectronic devices built in and upon the wafer

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements, as defined by the SEC. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by us, or on our behalf. Forward-looking statements are statements other than statements of historical fact, including, without limitation, those statements that include such words as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “predicts”, and similar expressions, and, without limitation, may address our future plans, objectives, goals, strategies, events, or performance, as well as underlying assumptions and other statements that are other than statements of historical facts. On occasion, in other documents filed with the SEC, press releases, conferences, or by other means, we may discuss, publish, disseminate, or otherwise make available, forward-looking statements, including statements contained within Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

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

PART I.
FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS

PHOTRONICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	August 2, 2026	October 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$549,513	$492,256
Short-term investments	123,298	95,909
Accounts receivable, net[1]	187,730	195,921
Inventories	64,748	61,767
Other current assets	49,567	44,199
Total current assets	974,856	890,052

Property, plant and equipment, net	955,038	854,436
Deferred income taxes	37,682	40,207
Other assets	23,167	19,839
Total assets	$1,990,743	$1,804,534

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$3,889	$11
Accounts payable	117,281	84,209
Accrued liabilities	76,113	81,653
Total current liabilities	197,283	165,873

Long-term debt	4	13
Other liabilities	49,754	41,341
Total liabilities	247,041	207,227

Commitments and contingencies (Note 12)

Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 58,195 shares issued and outstanding as of August 2, 2026, and 57,633 shares issued and outstanding as of October 31, 2025	582	576
Additional paid-in capital	496,694	486,934
Retained earnings	874,668	772,199
Accumulated other comprehensive loss	(91,250)	(86,120)
Total Photronics, Inc. shareholders' equity	1,280,694	1,173,589
Noncontrolling interests	463,008	423,718
Total equity	1,743,702	1,597,307
Total liabilities and equity	$1,990,743	$1,804,534

[1]
Accounts receivable, net included amounts due from a related party of $39.7 million and $38.3 million as of August 2, 2026, and October 31, 2025, respectively. The allowance for credit losses included in the Company’s total accounts receivable balance was $1.1 million and $1.2 million as of August 2, 2026, and October 31, 2025, respectively.

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025

Revenue[1]	$216,047	$210,394	$651,054	$633,524
Cost of goods sold	144,313	139,539	434,862	409,228
Gross profit	71,734	70,855	216,192	224,296

Operating expenses:
Selling, general, and administrative	22,543	18,423	64,610	55,624
Research and development	3,707	4,271	9,116	12,618
Total operating expenses	26,250	22,694	73,726	68,242

Other operating income, net	20	-	76	-
Operating income	45,504	48,161	142,542	156,054

Other income (expense):
Foreign currency transactions impact, net	4,776	(14,258)	25,510	(26,925)
Interest income and other income, net	4,623	4,830	15,241	16,745
Interest expense	(31)	-	(33)	(52)
Income before income tax provision	54,872	38,733	183,260	145,822

Income tax provision	10,989	9,594	35,950	34,209

Net income	43,883	29,139	147,310	111,613

Net income attributable to noncontrolling interests	14,967	6,248	44,026	37,009

Net income attributable to Photronics, Inc. shareholders	$28,916	$22,891	$103,284	$74,604

Earnings per share attributable to Photronics, Inc. shareholders:
Basic	$0.50	$0.40	$1.78	$1.24
Diluted	$0.49	$0.39	$1.76	$1.23

Weighted-average number of common shares outstanding:
Basic	58,181	57,937	58,033	60,274
Diluted	58,718	58,068	58,618	60,567

[1]
Revenue included $35.8 million and $102.9 million for the three and nine months ended August 2, 2026, respectively, and $33.7 million and $103.3 million for the three and nine months ended August 3, 2025, respectively, from a related party.

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025

Net income	$43,883	$29,139	$147,310	$111,613

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,488	29,171	(9,961)	33,380
Other	41	(28)	95	(20)
Net other comprehensive income (loss)	2,529	29,143	(9,866)	33,360

Comprehensive income	46,412	58,282	137,444	144,973

Less: comprehensive income attributable to noncontrolling interests	10,797	16,600	39,290	52,555

Comprehensive income attributable to Photronics, Inc. shareholders	$35,615	$41,682	$98,154	$92,418

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Three Months Ended August 2, 2026
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity

	Common Stock
	Shares	Amount
Balance as of May 3, 2026	58,152	$582	$492,865	$845,752	$(97,949)	$452,211	$1,693,461

Net income	-	-	-	28,916	-	14,967	43,883
Other comprehensive income (loss)	-	-	-	-	6,699	(4,170)	2,529
Shares issued under equity plans	43	-	(32)	-	-	-	(32)
Share-based compensation expense	-	-	3,861	-	-	-	3,861

Balance as of August 2, 2026	58,195	$582	$496,694	$874,668	$(91,250)	$463,008	$1,743,702

	Three Months Ended August 3, 2025
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity

	Common Stock
	Shares	Amount
Balance as of May 4, 2025	58,711	$587	$489,205	$698,423	$(87,295)	$395,849	$1,496,769

Net income	-	-	-	22,891	-	6,248	29,139
Other comprehensive income	-	-	-	-	18,791	10,352	29,143
Shares issued under equity plans	54	1	394	-	-	-	395
Share-based compensation expense	-	-	3,294	-	-	-	3,294
Purchase and retirement of common stock through repurchase program	(1,178)	(12)	(9,812)	(10,916)	-	-	(20,740)

Balance as of August 3, 2025	57,587	$576	$483,081	$710,398	$(68,504)	$412,449	$1,538,000

	Nine Months Ended August 2, 2026
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity

	Common Stock
	Shares	Amount
Balance as of October 31, 2025	57,633	$576	$486,934	$772,199	$(86,120)	$423,718	$1,597,307

Net income	-	-	-	103,284	-	44,026	147,310
Other comprehensive income (loss)	-	-	-	-	(5,130)	(4,736)	(9,866)
Shares issued under equity plans	562	6	(677)	-	-	-	(671)
Share-based compensation expense	-	-	10,437	-	-	-	10,437
Other changes in equity	-	-	-	(815)	-	-	(815)

Balance as of August 2, 2026	58,195	$582	$496,694	$874,668	$(91,250)	$463,008	$1,743,702

	Nine Months Ended August 3, 2025
	Photronics, Inc. Shareholders
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity

	Common Stock
	Shares	Amount
Balance as of October 31, 2024	61,949	$619	$514,757	$691,807	$(86,319)	$359,895	$1,480,759

Net income	-	-	-	74,604	-	37,009	111,613
Other comprehensive income	-	-	-	-	17,815	15,545	33,360
Shares issued under equity plans	626	6	(319)	-	-	-	(313)
Share-based compensation expense	-	-	10,003	-	-	-	10,003
Purchase and retirement of common stock through repurchase program	(4,988)	(49)	(41,360)	(56,013)	-	-	(97,422)

Balance as of August 3, 2025	57,587	$576	$483,081	$710,398	$(68,504)	$412,449	$1,538,000

See accompanying notes to condensed consolidated financial statements.

PHOTRONICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	August 2, 2026	August 3, 2025

Cash flows from operating activities:
Net income	$147,310	$111,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,818	59,234
Share-based compensation	10,437	10,003
Changes in assets and liabilities:
Accounts receivable	9,982	12,378
Inventories	(3,012)	(6,094)
Other current assets	37	(8,007)
Accounts payable, accrued liabilities, and other	(4,962)	(19,153)

Net cash provided by operating activities	220,610	159,974

Cash flows from investing activities:
Purchases of property, plant and equipment	(130,410)	(120,588)
Purchases of short-term investments	(178,654)	(96,571)
Proceeds from maturities of short-term investments	135,571	42,148
Proceeds from sales of short-term investments	20,233	-
Government incentives	2,567	1,469
Other	(56)	(57)

Net cash used in investing activities	(150,749)	(173,599)

Cash flows from financing activities:
Repayments of debt	(8)	(17,969)
Common stock repurchases	-	(97,422)
Proceeds from share-based arrangements	1,337	2,120
Net settlements of restricted stock awards	(1,673)	(2,013)

Net cash used in financing activities	(344)	(115,284)

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(12,306)	10,129

Net change in cash, cash equivalents, and restricted cash	57,211	(118,780)
Cash, cash equivalents, and restricted cash at beginning of period	495,113	601,243

Cash, cash equivalents, and restricted cash at end of period	552,324	482,463

Less: Ending restricted cash	2,811	2,942

Cash and cash equivalents at end of period	$549,513	$479,521

Supplemental disclosure of non-cash information:

Accruals for property, plant and equipment purchased not yet paid	$42,661	$27,366

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) and in January 2025, the FASB issued ASU No. 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, as well as qualitatively describe remaining amounts included in those captions. The guidance in this ASU will be effective for Photronics in its fiscal year 2028 Form 10-K, with early application of the amendments allowed. The Company is currently evaluating the impact the adoption of this ASU may have on the Company’s consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU related to the rate reconciliation and income taxes paid disclosures to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The guidance in this ASU will be effective for the Company beginning with its fiscal year 2026 Form 10-K and the adoption is expected to expand the disclosures in the Company's notes to the consolidated financial statements.

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

The following are cash, cash equivalents and investments measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	August 2, 2026			October 31, 2025
	Cash and cash equivalents	Short-term investments	Total Fair Value	Cash and cash equivalents	Short-term investments	Total Fair Value
Cash	$198,283	$-	$198,283	$222,166	$-	$222,166
Level 1
U.S. Government Securities	-	22,350	22,350	3,789	25,157	28,946
Money market funds	14,227	-	14,227	11,159	-	11,159
Level 2
Commercial paper	25,018	5,955	30,973	30,747	2,259	33,006
Time deposits	311,985	94,993	406,978	224,395	68,493	292,888
	$549,513	$123,298	$672,811	$492,256	$95,909	$588,165
Restricted Cash (1)	2,811			2,857
Cash, cash equivalents, and restricted cash	$552,324			$495,113

(1)
Restricted cash is included in other assets and primarily relates to customs requirements and land lease agreements.

Based upon the Company's intent and ability to hold its time deposits to maturity (which maturities range up to twelve months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s U.S. Government Securities, Commercial paper and Money market funds are classified as available-for-sale. Available-for-sale investments are reported at fair value, with unrealized gains or losses (net of tax) reported in Accumulated other comprehensive income (loss). In the event of a sale of these securities, the Company would determine the cost of the investment sold at the specific individual security level and would include any gain or loss in Interest income and other income, net, where the Company also reports periodic interest earned and the amortization (accretion) of discounts (premiums) related to these investments. As of August 2, 2026, and October 31, 2025, the unrealized gains or losses related to short-term investments were immaterial.

NOTE 3 – ACCOUNTS RECEIVABLE, NET

The components of Accounts Receivable, net at the balance sheet dates are presented below.

	August 2, 2026	October 31, 2025
Accounts receivable	$164,961	$166,511
Unbilled receivables	23,918	30,576
Allowance for credit losses	(1,149)	(1,166)
	$187,730	$195,921

Accounts receivable, net included amounts due from a related party of $39.7 million and $38.3 million as of August 2, 2026, and October 31, 2025, respectively.

NOTE 4 - INVENTORIES

The components of Inventories at the balance sheet dates are presented below.

	August 2, 2026	October 31, 2025
Raw materials	$63,125	$60,150
Work in process	1,619	1,616
Finished goods	4	1
	$64,748	$61,767

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Presented below are the components of Property, plant and equipment, net at the balance sheet dates.

	August 2, 2026	October 31, 2025
Land	$12,371	$12,245
Buildings and improvements	203,518	192,860
Machinery and equipment	2,189,980	2,109,456
Leasehold improvements	19,585	20,474
Furniture, fixtures, and office equipment	20,746	19,394
Construction in progress	150,974	134,880
	2,597,174	2,489,309
Accumulated depreciation and amortization	(1,642,136)	(1,634,873)
	$955,038	$854,436

Information on ROU assets resulting from finance leases, at the balance sheet dates, is presented below. Please refer to Note 7 for further information.

	August 2, 2026	October 31, 2025
Machinery and equipment	$3,992	$54
Accumulated amortization	(110)	(53)
	$3,882	$1

The following table presents depreciation expense (including the amortization of ROU assets), related to property, plant and equipment incurred during the reporting periods.

	Three Months Ended		Nine Months Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025

Depreciation Expense	$20,961	$18,764	$60,618	$58,971

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

The following table presents the net income the Company recorded from the operations of PDMCX during the reporting periods.

	Three Months Ended		Nine Months Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Net income from PDMCX	$4,200	$3,485	$14,020	$14,410

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

	August 2, 2026		October 31, 2025
Classification	Carrying Amount	Photronics Interest	Carrying Amount	Photronics Interest

Current assets	$227,808	$113,927	$180,289	$90,163
Noncurrent assets	172,405	86,220	166,756	83,395
Total assets	400,213	200,147	347,045	173,558

Current liabilities	30,484	15,245	23,193	11,599
Noncurrent liabilities	3,115	1,558	2,970	1,485
Total liabilities	33,599	16,803	26,163	13,084

Net assets	$366,614	$183,344	$320,882	$160,474

NOTE 7 - DEBT

The balance of long-term debt and its current portion was comprised of the following finance leases as described below:

	August 2, 2026		October 31, 2025

Principal due:
Next 12 months	$3,889		$11
Months 13 – 24	$4		$12
Months 25 – 36	-		1
Months 37 – 48	-		-
Months 49 – 60	-		-
Long-term debt	4		13
Total debt	$3,893		$24

Interest rate at balance sheet date	N/A		N/A
Basis spread on interest rates	N/A		N/A
Interest rate reset	N/A		N/A
Maturity date	N/A		N/A
Periodic payment amount	Varies as Lease matures		Varies as Lease matures
Periodic payment frequency	Varies		Monthly
Finance lease ROU assets (carrying amount)	$3,882	(1)	$1	(1)

(1)
Represents the carrying amount at the balance sheet date of the related ROU assets, in which the lessors have secured interests. Please refer to Note 5.

Finance Lease

During the second quarter of fiscal year 2026, the Company received a tool component associated with the purchase of an FPD lithography tool. Under the arrangement, the Company may either return or purchase the tool component from the vendor after a 12-month period. The Company has determined that the arrangement contains an embedded finance lease under ASC 842, as it contains an identified asset, has the right to direct the use of the asset and obtains substantially all the economic benefits from its use.

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

Contract Assets, Contract Liabilities, and Accounts Receivable

The Company recognizes a contract asset when its performance under a contract precedes the Company’s receipt of consideration from a customer, or before payment is due, and the right to receive consideration is conditional upon factors other than the passage of time. Contract assets reflect the Company’s transfer of control to customers of photomasks that are in process or completed but not yet shipped to customers. A receivable is recognized when the Company has an unconditional right to payment, which generally occurs upon the shipment of the photomasks. The Company’s contract assets primarily consist of in-process production orders and fully manufactured photomasks which have not yet shipped, for which the Company has an enforceable right to consideration (including a reasonable profit) in the event the in-process orders are cancelled by customers. On an individual contract basis, the Company nets contract assets with contract liabilities for financial reporting purposes. The Company did not identify impairment indicators for any outstanding contract assets during the three months and nine months ended August 2, 2026 and August 3, 2025.

The following table provides information about the Company’s contract balances at the balance sheet dates.

	August 2, 2026	October 31, 2025
Classification
Contract Assets
Other current assets	$13,501	$12,670

Contract Liabilities
Accrued liabilities	$14,749	$9,491
Other liabilities	12,008	5,041
	$26,757	$14,532

The Company did not recognize any revenue from performance obligations satisfied in the previous periods. The following table presents revenue recognized from contract liabilities that existed at the beginning of the reporting periods.

	Three Months Ended		Nine Months Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025

Revenue recognized from beginning liability	$1,460	$1,873	$3,410	$7,273

The Company generally records accounts receivable at their billed amounts. All outstanding past due customer invoices are reviewed for collectability during, and at the end of, every reporting period. To the extent the Company believes a loss on the collection of a customer invoice is probable, the Company would record the loss and credit an allowance for credit losses. In the event that an amount is determined to be uncollectible, the Company charges the allowance for credit losses and derecognizes the related receivable. The amount of credit losses recorded for the three months and nine months ended August 2, 2026 and August 3, 2025 were not material.

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

Disaggregation of Revenue

 The following tables present the Company’s revenue for the three months and nine months ended August 2, 2026, and August 3, 2025, disaggregated by product type, geographic origin, and timing of recognition.

	Three Months Ended		Nine Months Ended
Revenue by Product Type	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
IC
High-end	$68,506	$53,648	$196,442	$173,053
Mainstream	86,165	94,176	271,027	284,605
Total IC	$154,671	$147,824	$467,469	$457,658

FPD
High-end	$52,311	$53,486	$152,088	$146,778
Mainstream	9,065	9,084	31,497	29,088
Total FPD	$61,376	$62,570	$183,585	$175,866

	$216,047	$210,394	$651,054	$633,524

	Three Months Ended		Nine Months Ended
Revenue by Geographic Origin*	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Taiwan	$68,516	$68,429	$207,882	$216,524
China	53,013	50,618	176,330	162,919
South Korea	43,271	43,716	124,384	121,547
United States	40,127	37,754	111,686	105,379
Europe	10,215	9,050	28,045	25,143
Other	905	827	2,727	2,012
	$216,047	$210,394	$651,054	$633,524

*
This table disaggregates revenue by the location in which it was earned.

	Three Months Ended		Nine Months Ended
Revenue by Timing of Recognition	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Over time	$205,855	$201,986	$627,718	$607,249
At a point in time	10,192	8,408	23,336	26,275
	$216,047	$210,394	$651,054	$633,524

Related Party Transactions

Revenue included $35.8 million and $102.9 million for the three and nine months ended August 2, 2026, respectively, and $33.7 million and $103.3 million for the three and nine months ended August 3, 2025, respectively, from a related party.

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

Remaining Performance Obligations

As the Company is typically required to fulfill customer orders within a short time period, the Company’s backlog of orders is generally not in excess of one to two weeks for IC photomasks and two to three weeks for FPD photomasks. As allowed under ASC 606 – Revenue from Contracts with Customers, the Company has elected not to disclose the Company’s remaining performance obligations, which represent the costs associated with the completion of the manufacturing process of in-process photomasks related to contracts that have an original duration of one year or less.

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

	Three Months Ended		Nine Months Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025

Expense reported in:
Cost of goods sold	$977	$816	$2,801	$2,378
Selling, general, and administrative	2,729	2,174	7,869	6,729
Research and development	155	304	(233)	896
Total expense incurred	$3,861	$3,294	$10,437	$10,003

Expense by award type:
Restricted stock awards	$2,275	$2,943	$6,516	$9,029
Restricted stock units	1,547	294	3,806	803
Employee stock purchase plan	39	57	115	171
Total expense incurred	$3,861	$3,294	$10,437	$10,003

Income tax benefits on share-based compensation	$787	$461	$2,149	$1,313

The research and development credit for the nine months ended August 2, 2026, was primarily attributable to the forfeiture of previously granted time-vesting restricted stock awards, following the departure of an executive.

Restricted Stock Awards

The Company has granted restricted stock awards, the restrictions on which typically lapse over a service period of one to four years. The fair values of the awards are determined on the date of grant, based on the closing stock price of the Company’s common stock. The table below presents information on the Company’s restricted stock awards.

	Three Months Ended		Nine Months Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Number of shares granted in period	-	-	-	583,238
Weighted-average grant-date fair value of awards (in dollars per share)	$-	$-	$-	$23.42
Compensation cost not yet recognized	$13,256	$24,414	$13,256	$24,414
Weighted-average amortization period for cost not yet recognized (in years)	2.0	2.8	2.0	2.8
Restricted shares outstanding at balance sheet date	800,761	1,421,897	800,761	1,421,897

Restricted Stock Units

Commencing FY25, the Company began granting restricted stock units, the restrictions on which typically lapse over a service period of one to four years. The fair value of the units is determined on the date of grant, based on the closing price of the Company’s common stock. The table below presents information on the Company’s restricted stock unit awards.

	Three Months Ended		Nine Months Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Number of units granted in period	10,021	109,830	599,622	162,666
Weighted-average grant-date fair value of awards (in dollars per share)	$28.94	$18.21	$33.91	$19.61
Compensation cost not yet recognized	$15,940	$2,387	$15,940	$2,387
Weighted-average amortization period for cost not yet recognized (in years)	3.3	3.3	3.3	3.3
Restricted stock units outstanding at balance sheet date	650,171	132,474	650,171	132,474

Stock Options

The Company has granted stock option awards which generally vest in one to four years and have a ten-year contractual term. All incentive and non-qualified stock option grants must have an exercise price no less than the market value of the underlying common stock on the date of grant. The grant-date fair values of options are based on closing prices of the Company’s common stock on the dates of grant and are calculated using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s common stock. The Company uses historical option exercise behavior and employee termination data to estimate expected term, which represents the period of time that options granted are expected to remain outstanding. The risk-free rate of return for the estimated term of an option is based on the U.S. Treasury yield curve in effect at the date of grant. The table below presents information on the Company’s stock options.

	Three Months Ended		Nine Months Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Number of options granted in period	-	-	-	-
Cash received from options exercised	$9	$400	$1,001	$1,698
Compensation cost not yet recognized	$-	$-	$-	$-
Weighted-average amortization period for cost not yet recognized (in years)	-	-	-	-

Information regarding outstanding and exercisable option awards as of August 2, 2026, is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding and exercisable at August 2, 2026	18,250	$9.56	1.55	$378

NOTE 10 - INCOME TAXES

The Company calculates its provision for income taxes at the end of each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. The table below sets forth the primary reasons that the Company’s effective income tax rates differed from the U.S. statutory tax rates in effect during the periods ended August 2, 2026, and August 3, 2025.

Reporting Period	U.S. Statutory Tax Rates	Photronics Effective Tax Rates	Primary Reasons for Differences

Three months ended August 2, 2026	21.0%	20.0%	Tax credits in a non-U.S. jurisdiction more than offset the impact of higher statutory tax rates and changes in uncertain tax positions in non-U.S. jurisdictions.

Three months ended August 3, 2025	21.0%	24.8%
Non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances, non-U.S. pre-tax income being taxed at higher statutory rates in the non-U.S. jurisdictions, and changes in uncertain tax positions in non-U.S. jurisdictions.

Nine months ended August 2, 2026	21.0%	19.6%	Tax credits in a non-U.S. jurisdiction more than offset the impact of higher statutory tax rates and changes in uncertain tax positions in non-U.S. jurisdictions.

Nine months ended August 3, 2025	21.0%	23.5%
Non-recognition of the tax benefit of losses that, in certain jurisdictions, have been offset by valuation allowances, non-U.S. pre-tax income being taxed at higher statutory rates in the non-U.S. jurisdictions, and changes in uncertain tax positions in non-U.S. jurisdictions.

Uncertain Tax Positions

Although the timing of reversal of uncertain tax positions may be indeterminate at this time, the Company believes the resolution of these uncertainties in a manner inconsistent with the Company's expectations could have a material impact on the results of operations and financial condition. Resolution of these uncertain tax positions may result from either or both the lapses of statutes of limitations and tax settlements. The Company is no longer subject to tax authority examinations in the U.S., major foreign, or state tax jurisdictions for years prior to fiscal year 2019. The table below presents information on unrecognized tax benefits as of the balance sheet dates.

	August 2, 2026	October 31, 2025
Unrecognized tax benefits related to uncertain tax positions	$14,108	$11,379
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$14,108	$11,379
Accrued interest and penalties related to uncertain tax positions	$809	$551

NOTE 11 - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is presented below.

	Three Months Ended		Nine Months Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Net income attributable to Photronics, Inc. shareholders	$28,916	$22,891	$103,284	$74,604

Weighted-average common shares outstanding (in thousands):
Basic	58,181	57,937	58,033	60,274
Effect of dilutive securities:
Share-based awards	537	131	585	293
Potentially dilutive common shares	537	131	585	293

Weighted-average common shares - Diluted	58,718	58,068	58,618	60,567

Earnings per share:
Net Income attributable to Photronics shareholders - Basic	$0.50	$0.40	$1.78	$1.24
Net Income attributable to Photronics shareholders - Diluted	$0.49	$0.39	$1.76	$1.23

The table below sets forth the outstanding weighted-average share-based payment awards that were excluded from the calculation of diluted earnings per share because their exercise price exceeded the average market value of the common shares for the period or, under application of the treasury stock method, they were otherwise determined to be antidilutive.

	Three Months Ended		Nine Months Ended
(in thousands of shares)	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Share-based payment awards, in shares	35	1,094	66	894
Total potentially dilutive shares excluded	35	1,094	66	894

NOTE 12 - COMMITMENTS AND CONTINGENCIES

On July 6, 2026, a purported shareholder filed a class action complaint in the United States District Court for the District of Connecticut (Cooper v. Photronics, Inc., et al.: Case No. 3:26-cv-01069) against the Company and certain of its directors and officers alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under Section 10(b). Plaintiff alleges that defendants made materially false and misleading statements related to the Company’s business to deceive the market in violation of the Exchange Act. Plaintiff seeks unspecified damages, interest, attorneys’ fees, expert fees and other costs. The Company disputes these allegations and intends to vigorously defend the action. There are no accrued contingent liabilities recognized based on our belief that any liabilities, while reasonably possible, are not probable, and any possible loss or range of losses in these matters cannot be reasonably estimated at this time given the early stage of the matter.

 The Company is subject to various other claims that arise in the ordinary course of business. The Company believes that the potential liability under such other claims, individually and in the aggregate, will not have a material effect on the Company’s condensed consolidated financial statements.

NOTE 13 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

 The following tables set forth the changes in the Company’s accumulated other comprehensive income (loss) by component (net of tax) for the three months and nine months ended August 2, 2026, and August 3, 2025.

	Three Months Ended August 2, 2026
	Foreign Currency Translation Adjustments	Other	Total

Balance at May 3, 2026	$(97,357)	$(592)	$(97,949)
Other comprehensive income (loss)	2,488	41	2,529
Other comprehensive income (loss) attributable to noncontrolling interests	4,192	(22)	4,170

Balance at August 2, 2026	$(90,677)	$(573)	$(91,250)

	Three Months Ended August 3, 2025
	Foreign Currency Translation Adjustments	Other	Total

Balance at May 4, 2025	$(86,568)	$(727)	$(87,295)
Other comprehensive (loss) income	29,171	(28)	29,143
Other comprehensive (loss) income attributable to noncontrolling interests	(10,365)	13	(10,352)

Balance at August 3, 2025	$(67,762)	$(742)	$(68,504)

	Nine Months Ended August 2, 2026
	Foreign Currency Translation Adjustments	Other	Total

Balance at October 31, 2025	$(85,513)	$(607)	$(86,120)
Other comprehensive income (loss)	(9,961)	95	(9,866)
Other comprehensive income (loss) attributable to noncontrolling interests	4,797	(61)	4,736

Balance at August 2, 2026	$(90,677)	$(573)	$(91,250)

	Nine Months Ended August 3, 2025
	Foreign Currency Translation Adjustments	Other	Total

Balance at October 31, 2024	$(85,587)	$(732)	$(86,319)
Other comprehensive (loss) income	33,380	(20)	33,360
Other comprehensive (loss) income attributable to noncontrolling interests	(15,555)	10	(15,545)

Balance at August 3, 2025	$(67,762)	$(742)	$(68,504)

NOTE 14 – SHARE REPURCHASE PROGRAM

 In September 2020, the Company’s Board of Directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b-18 of the Exchange Act. The repurchase authorization by the Board of Directors has no expiration date, does not obligate the Company to acquire any common stock, and is subject to market conditions.  From September 2020 through October 2022, the Company repurchased 5.8 million shares at a cost of $68.3 million. In August 2024, the Board of Directors authorized an increase to the Company’s existing share repurchase program from the remaining $31.7 million up to $100 million. In June 2025, the Board of Directors authorized an additional $25 million of share repurchases. In fiscal year 2025, the Company repurchased 5.0 million shares at a cost of $97.4 million (an average of $19.52 per share). All shares repurchased under the program have been retired prior to the end of the fiscal quarter in which they were purchased. During the three months and nine months ended August 2, 2026, the Company did not repurchase any additional shares. As of August 2, 2026, $27.6 million remained available under this authorization for the repurchase of shares.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the periods ended August 2, 2026 and August 3, 2025:

	Three Months Ended		Nine Months Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Revenue	$216,047	$210,394	$651,054	$633,524
Cost of goods sold	(144,313)	(139,539)	(434,862)	(409,228)
Gross Profit	71,734	70,855	216,192	224,296

Selling, general and administrative expense	(22,543)	(18,423)	(64,610)	(55,624)
Research and development expense	(3,707)	(4,271)	(9,116)	(12,618)
Other operating income	20	-	76	-
Operating Income	45,504	48,161	142,542	156,054

Other income (expense), net	9,368	(9,428)	40,718	(10,232)
Income tax provision	(10,989)	(9,594)	(35,950)	(34,209)
Net income attributable to noncontrolling interests	(14,967)	(6,248)	(44,026)	(37,009)
Net income attributable to Photronics, Inc. shareholders	$28,916	$22,891	$103,284	$74,604

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

State-of-the-art production for semiconductor masks is considered to be 4 or 5 nanometer and smaller including EUV lithography for ICs and Generation 8.6 AMOLED display-based process technologies for FPDs. However, we define our high-end product category as 28nm and below for semiconductors and Generation 10.5 plus, Generation 6 and 8 AMOLED and LTPS for displays. This is consistent with current merchant mask industry definitions. Moreover, design nodes above 28nm and FPD processes for standard LCD displays below Generation 10 are considered mainstream or standard products. At these geometries and various high-end nodes, we can produce full lines of photomasks, and there is no significant technology employed by our competitors that is not available to us. We expect advanced node designs to continue to move to production throughout fiscal 2026, and we believe we are well positioned to service an increasing volume of this business as a result of our investments in manufacturing processes and technology in the regions where our customers are located.

The photomask industry has been and is expected to continue to be characterized by technological change and evolving industry standards. In order to remain competitive, we will be required to continually anticipate, respond to, and utilize changing technologies. In particular, we believe that, as semiconductor geometries continue to become smaller and/or more complex, and display designs become larger or otherwise more advanced, we will be required to manufacture even more complex products, including photomasks with advanced optical proximity correction, increase of curvilinear patterning and EUV photomasks. Additionally, demand for photomasks has been, and could in the future be, adversely affected by changes in high-performance electronics fabrication methods that affect the type or quantity of photomasks used, such as changes in semiconductor demand that favor programmable IC devices and other approaches that replace application-specific ICs, or the use of certain chip-stacking methodologies that lessen the emphasis on conventional lithography technology. Furthermore, increased market acceptance of alternative methods of transferring circuit designs onto semiconductor wafers could reduce or eliminate the need for photomasks in the production of semiconductors.

Our revenues have benefited, and our costs, including depreciation, have been affected by the increased demand for high-end-technology photomasks that require more advanced manufacturing capabilities, but generally command higher ASPs. Our year-to-date capital expenditure payments were $130.4 million and $120.6 million in the nine months ended August 2, 2026 and the nine months ended August 3, 2025, respectively. Nonetheless, we intend to continue to make the required investments to support the technological and production requirements of our customers that we believe will continue to enable our growth. This includes investments to replace end-of-life mask-making equipment with higher-performing systems that better serve our customers. In support of this effort, we expect capital expenditure payments to be in the range of $255 million to $305 million in fiscal year 2026.

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

Results of Operations

All the following tabular comparisons, unless otherwise indicated, are for the three months ended August 2, 2026, May 3, 2026 and August 3, 2025 and the nine months ended August 2, 2026 and August 3, 2025.

The analysis and tables in this MD&A section may not foot due to rounding.

The following tables present selected operating information expressed as a percentage of revenue.

	Three Months Ended			Nine Months Ended
	August 2, 2026	May 3, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.8	68.7	66.3	66.8	64.6
Gross profit	33.2	31.3	33.7	33.2	35.4

Selling, general, and administrative	10.4	9.9	8.8	9.9	8.8
Research and development	1.7	1.3	2.0	1.4	2.0
Operating income	21.1	20.1	22.9	21.9	24.6

Other income (expense), net	4.3	5.6	(4.5)	6.3	(1.6)

Income before income tax provision	25.4	25.7	18.4	28.1	23.0

Income tax provision	5.1	5.1	4.6	5.5	5.4

Net income	20.3	20.6	13.8	22.6	17.6

Net income attributable to noncontrolling interests	6.9	5.6	3.0	6.8	5.8

Net income attributable to Photronics, Inc. shareholders	13.4%	15.0%	10.9%	15.9%	11.8%

Revenue

Our quarterly revenues can be affected by the seasonal purchasing practices of our customers. As a result, demand for our products is typically impacted during the first quarter of our fiscal year by the North American, European, and Asian holiday periods, as some of our customers may adjust their buying activities during those periods.

The following tables present changes in revenue disaggregated by product type and geographic origin.

Changes in Revenue by Product Type ($ in millions)

	Three Months Ended					Nine Months Ended
	August 2, 2026	May 3, 2026	Percent Change	August 3, 2025	Percent Change	August 2, 2026	August 3, 2025	Percent Change
IC
High-end *	$68.5	$56.7	20.9%	$53.6	27.7%	$196.4	$173.1	13.5%
Mainstream	86.2	90.8	(5.2)%	94.2	(8.5)%	271.0	284.6	(4.8)%

Total IC	$154.7	$147.5	4.9%	$147.8	4.6%	$467.5	$457.7	2.1%

FPD
High-end *	$52.3	$52.8	(1.0)%	$53.5	(2.2)%	$152.1	$146.8	3.6%
Mainstream	9.1	9.6	(5.6)%	9.1	(0.2)%	31.5	29.0	8.3%

Total FPD	$61.4	$62.4	(1.7)%	$62.6	(1.9)%	$183.6	$175.8	4.4%

Total Revenue	$216.0	$209.9	2.9%	$210.4	2.7%	$651.1	$633.5	2.8%

* High-end photomasks typically have higher ASPs than mainstream products.

Changes in Revenue by Geographic Origin ($ in millions) **

	Three Months Ended					Nine Months Ended
	August 2, 2026	May 3, 2026	Percent Change	August 3, 2025	Percent Change	August 2, 2026	August 3, 2025	Percent Change
Taiwan	$68.5	$65.0	5.3%	$68.4	0.1%	$207.9	$216.5	(4.0)%
China	53.0	60.6	(12.5)%	50.6	4.7%	176.3	162.9	8.2%
South Korea	43.3	40.0	8.1%	43.7	(1.0)%	124.4	121.5	2.3%
United States	40.1	34.2	17.5%	37.8	6.3%	111.7	105.4	6.0%
Europe	10.2	9.0	12.9%	9.1	12.9%	28.0	25.2	11.5%
Other	0.9	1.1	(14.5)%	0.8	9.4%	2.7	2.0	35.5%
Total Revenue	$216.0	$209.9	2.9%	$210.4	2.7%	$651.1	$633.5	2.8%

** This table disaggregates revenue by the location in which it was earned.

Revenue in the three months ended August 2, 2026 increased $6.1 million or 2.9% compared with the three months ended May 3, 2026, mainly due to improved business conditions in Taiwan along with the U.S. and South Korea, particularly at the high-end. Revenue increased $5.7 million or 2.7% compared with the three months ended August 3, 2025, primarily driven by higher demand in our IC business.

IC revenue increased by $7.2 million or 4.9% in the three months ended August 2, 2026 compared with the three months ended May 3, 2026, and increased by $6.8 million or 4.6% compared with the three months ended August 3, 2025, as a result of a recovery from previously delayed semiconductor design releases  and acceleration of node migration trends. IC revenue increased $9.8 million or 2.1% in the nine months ended August 2, 2026 compared with the nine months ended August 3, 2025, primarily driven by increased global demand for high-end products.

FPD revenue decreased $1.1 million or 1.7% in the three months ended August 2, 2026 compared with the three months ended May 3, 2026, and decreased $1.2 million or 1.9% compared with the three months ended August 3, 2025 influenced by the timing of consumer electronic launches in emerging markets that were impacted by the industry's tight memory conditions. FPD revenue increased $7.7 million or 4.4% in the nine months ended August 2, 2026 compared with the nine months ended August 3, 2025, mainly due to the increased demand for both high-end and mainstream products.

Gross Margin ($ in millions)

	Three Months Ended					Nine Months Ended
	August 2, 2026	May 3, 2026	Percent Change	August 3, 2025	Percent Change	August 2, 2026	August 3, 2025	Percent Change
Gross profit	$71.7	$65.8	9.0%	$70.9	1.1%	$216.2	$224.3	(3.6)%
Gross margin	33.2%	31.3%		33.7%		33.2%	35.4%

Gross margin increased to 33.2% in the three months ended August 2, 2026 compared with 31.3% in the three months ended May 3, 2026, primarily due to a favorable product mix as well as increased revenue and the associated operating leverage in our financial model.

Gross margin decreased to 33.2% in the three months ended August 2, 2026 compared with 33.7% in the three months ended August 3, 2025, primarily due to higher manufacturing costs and increased labor and benefits costs.

Gross margin decreased to 33.2% in the nine months ended August 2, 2026 compared with 35.4% in the nine months ended August 3, 2025, primarily due to higher material costs, labor and benefits costs and manufacturing costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $22.5 million in the three months ended August 2, 2026, an increase of $1.8 million compared with $20.8 million in the three months ended May 3, 2026, and an increase of $4.1 million compared with $18.4 million in the three months ended August 3, 2025, primarily due to higher labor and benefits costs and professional services.

Selling, general and administrative expenses were $64.6 million in the nine months ended August 2, 2026, compared with $55.6 million in the nine months ended August 3, 2025. The increase of $9.0 million was primarily due to higher labor and benefits costs and professional services.

Research and Development Expenses

Research and development expenses, which primarily consist of development and qualification efforts related to process technologies for high-end IC and FPD applications, were $3.7 million in the three months ended August 2, 2026, compared with $2.8 million in the three months ended May 3, 2026 and $4.3 million in the three months ended August 3, 2025. The $0.9 million increase from the three months ended May 3, 2026 was primarily due to increased qualification activities in Asia and the U.S. The $0.6 million decrease from the three months ended August 3, 2025 was primarily due to reduced development activities in the U.S.

Research and development expenses were $9.1 million in the nine months ended August 2, 2026, compared with $12.6 million in the nine months ended August 3, 2025. The $3.5 million decrease was primarily due to reduced qualification activities in the U.S.

Other Income (Expense), net ($ in millions)

	Three Months Ended			Nine Months Ended
	August 2, 2026	May 3, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Foreign currency transactions impact, net	$4.8	$7.9	$(14.3)	$25.5	$(26.9)
Interest expense	(0.0)	(0.0)	(0.0)	(0.0)	(0.1)
Interest income and other income, net	4.6	3.8	4.8	15.2	16.8

Other income (expense), net	$9.4	$11.7	$(9.4)	$40.7	$(10.2)

Other Income decreased $2.3 million in the three months ended August 2, 2026 compared with the three months ended May 3, 2026 and increased $18.8 million compared with the three months ended August 3, 2025, primarily due to foreign currency transaction gains and losses. These foreign currency impacts were primarily driven by fluctuations in the New Taiwan dollar and the South Korean won relative to the U.S. dollar.

Other Income increased by $51.0 million in the nine months ended August 2, 2026 compared with the nine months ended August 3, 2025, primarily due to foreign currency transaction gains and losses driven by favorable movement in the New Taiwan dollar.

Income Tax Provision ($ in millions)

	Three Months Ended			Nine Months Ended
	August 2, 2026	May 3, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Income tax provision	$11.0	$10.6	$9.6	$35.9	$34.2
Effective income tax rate	20.0%	19.7%	24.8%	19.6%	23.5%

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant changes to federal tax law and other regulatory provisions that may impact the Company. As the legislation enacted applies to tax years beginning after December 31, 2024, the impacts are effective starting in our FY26. The Company has evaluated applicable provisions of the OBBBA for FY26 and has included the estimated impacts within the FY26 provision.

The effective income tax rate is sensitive to the jurisdictional mix of earnings.

The effective income tax rate increased in the three months ended August 2, 2026, compared with the three months ended May 3, 2026, primarily due to changes in the jurisdictional mix of earnings.

The effective income tax rate decreased in the three months ended August 2, 2026, compared with the three months ended August 3, 2025, primarily due to a decrease in foreign taxes as well as changes in the jurisdictional mix of earnings.

The effective income tax rate decreased in the nine months ended August 2, 2026 compared with the nine months ended August 3, 2025, primarily due to investment tax credits in a non-U.S. jurisdiction in FY26.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased to $15.0 million in the three months ended August 2, 2026, compared with $11.8 million in the three months ended May 3, 2026, and increased by $8.7 million in the three months ended August 2, 2026 from the three months ended August 3, 2025. The increase observed in both periods is primarily attributable to the net income increase in our Taiwan-based joint venture.

Net income attributable to noncontrolling interests was $44.0 million in the nine months ended August 2, 2026, compared with $37.0 million in the nine months ended August 3, 2025. The $7 million increase was a result of an increase in net income at our Taiwan-based joint venture.

Liquidity and Capital Resources

Our primary sources of liquidity are our cash on hand and cash we generate from operations. Cash and cash equivalents were $549.5 million and $492.3 million as of August 2, 2026, and October 31, 2025, respectively. As of August 2, 2026, total cash and cash equivalents included $509.9 million held by foreign subsidiaries, including an aggregate of $408.5 million held by our joint ventures in Taiwan and China (consisting of $330.7 million held by our joint venture in Taiwan and $77.8 million held by our joint ventures in China). In addition, we currently have CNY 200 million or $25 million of borrowing capacity, at our discretion, in China to support local operations. This facility is subject to annual reviews and extensions with a current expiration date of August 31, 2027. As of August 2, 2026, PDMCX had no outstanding borrowings against the facility.

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

We continually evaluate alternatives for efficiently funding our capital expenditures and ongoing operations. These reviews may result in our engagement in a variety of investing and financing transactions including borrowings, the transfer of cash among subsidiaries, and/or the repatriation of cash to the U.S. The transfer of funds among subsidiaries could be subject to foreign withholding taxes; in certain jurisdictions, repatriation of these funds to the U.S. may subject them to U.S. state income taxes and/or local country withholding taxes. We believe that our liquidity, including available financing, is sufficient to meet our requirements through the next twelve months and thereafter for the foreseeable future. Through the utilization of our existing liquidity, the cash we generate from operations and short-term investments, we plan to continue to invest in our business, with investments targeted at aligning with our customers’ technology road maps. In addition, we stand ready to invest in mergers, acquisitions, or strategic partnerships, should a suitable opportunity arise.

We estimate our capital expenditures for fiscal year 2026 to be in the range of $255 million to $305 million mainly in Asia and the U.S.; these investments will be targeted towards high-end and mainstream capacity that will increase operating capability and efficiency, and enable us to support our customers’ near-term demands. As of August 2, 2026, we had outstanding capital commitments of approximately $215.3 million and accrued liabilities related to capital equipment purchases of approximately $48.9 million. Although payment timing could vary, primarily as a result of the timing of tool delivery, installation and testing, we currently estimate that we will fund $257.3 million of our total $264.2 million committed and recognized obligations for capital expenditures over the next twelve months.

On August 28, 2024, the Board of Directors authorized an increase to the Company’s existing share repurchase program from the remaining $31.7 million to $100 million. In June 2025, the Board of Directors authorized an additional $25 million of share repurchases. During the fiscal year ended October 31, 2025, the Company repurchased 5.0 million shares for $97.4 million. During the three months and nine months ended August 2, 2026, the Company did not repurchase any shares. As a result, $27.6 million remained available under this authorization as of August 2, 2026. Depending on market conditions, we may utilize some or the entire remaining approved amount to reacquire additional shares.

As discussed in Note 6 – PDMCX Joint Venture of the Company’s condensed consolidated financial statements, DNP, the noncontrolling interest in the Company’s China-based joint venture has, under certain circumstances, the right to put its interest in the joint venture to Photronics, or to purchase the Company’s interest in the joint venture. Under all such circumstances, the sale of DNP’s interest would be at its ownership percentage of the joint venture’s net book value, with closing to take place within three business days of obtaining required approvals and clearance. As of the date of issuance of this report, DNP had not indicated its intention to exercise this right. As of August 2, 2026, Photronics and DNP each had net investments in this joint venture of approximately $183.3 million.

Cash Flows ($ in millions)

	Nine Months Ended
	August 2, 2026	August 3, 2025
Net cash provided by operating activities	$220.6	$160.0
Net cash used in investing activities	$(150.7)	$(173.6)
Net cash used in financing activities	$(0.3)	$(115.3)

Operating Activities: Net cash from operating activities reflects net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, and the effects of changes in operating assets and liabilities. Net cash provided by operating activities increased by $60.6 million in the nine months ended August 2, 2026, compared with the nine months ended August 3, 2025, primarily due to the increased net income and positive changes in working capital.

Investing Activities: Net cash flows used in investing activities decreased by $22.9 million in the nine months ended August 2, 2026, compared with the nine months ended August 3, 2025, primarily driven by an increase in proceeds from maturities and sales of short-term investments of $113.7 million, partially offset by an $82.1 million increase in purchases of short-term investments.

Financing Activities: Net cash used in financing activities decreased by $115.0 million in the nine months ended August 2, 2026 compared with the nine months ended August 3, 2025. This was primarily driven by a decrease in common stock repurchases of $97.4 million and debt repayments of $18.0 million.

The negative impact of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash balances was $12.3 million in the nine months ended August 2, 2026.

Non-GAAP Financial Measures

Non-GAAP Net Income attributable to Photronics, Inc. shareholders and non-GAAP diluted earnings per share attributable to Photronics, Inc. shareholders are "non-GAAP financial measures" as such term is defined by Regulation G of the Securities and Exchange Commission and may differ from similarly named non-GAAP financial measures used by other companies. The financial tables below reconcile Photronics, Inc. financial results under U.S. GAAP to our non-GAAP financial information. We believe these non-GAAP financial measures that exclude certain items are useful for analysts and investors to evaluate the Company’s on-going performance because they enable a more meaningful comparison of historical results of the Company’s core business. These non-GAAP metrics are not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to Net income (loss), Net income (loss) per share, or any other measure of consolidated results under U.S. GAAP. The items excluded from these non-GAAP metrics but included in the calculation of their closest U.S. GAAP equivalent, are significant components of the condensed consolidated statement of income and must be considered in performing a comprehensive assessment of overall financial performance.

The following table reconciles U.S. GAAP net income and diluted earnings per share attributable to Photronics, Inc. shareholders to the non-GAAP net income and diluted earnings per share attributable to Photronics, Inc. shareholders for the indicated periods. The columns may not foot due to rounding.

	Three Months Ended
	August 2, 2026	May 3, 2026	August 3, 2025
Reconciliation of U.S. GAAP to non-GAAP net income:

U.S. GAAP net income attributable to Photronics, Inc. shareholders	$28,916	$31,429	$22,891
FX (gain) loss	(4,776)	(7,869)	14,258
Estimated tax effects of FX (gain) loss	2,055	629	(3,663)
Estimated noncontrolling interest effects of above	3,233	739	(4,130)
Non-GAAP net income attributable to Photronics, Inc. shareholders	$29,428	$24,928	$29,356

Weighted-average number of common shares outstanding - Diluted	58,718	58,745	58,068

Reconciliation of U.S. GAAP to non-GAAP EPS:

U.S. GAAP diluted earnings per share attributable to Photronics, Inc. shareholders	$0.49	$0.54	$0.39
Effects of the non-GAAP adjustments above	0.01	(0.12)	0.12
Non-GAAP diluted earnings per share attributable to Photronics, Inc. shareholders	$0.50	$0.42	$0.51

Business Outlook

Our current business outlook and guidance was provided in the Photronics third quarter fiscal year 2026 earnings press release, earnings presentation, and financial results conference call, but is not incorporated herein. These can be accessed in the investor section of our website - www.photronics.com. Information included on our website is not incorporated in this Form 10-Q.

Our future results of operations and the other forward-looking statements contained in this filing and in the Photronics third quarter fiscal year 2026 earnings press release, and the related financial results conference call and earnings presentation involve a number of risks and uncertainties, some of which were discussed in Part I, Item 1A of our 2025 Form 10-K. These factors and a number of other unforeseeable factors could cause actual results to differ materially from our expectations.

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

Our primary net foreign currency exposures as of August 2, 2026, included the South Korean won, the Japanese yen, the New Taiwan dollar, the Chinese yuan, the Singapore dollar, the British pound sterling, and the euro. As of that date, a 10% adverse movement in the value of currencies different from the functional currencies of our subsidiaries would have resulted in a net unrealized pre-tax loss of $71.5 million, which represents an increase of $4.7 million from our exposure as of May 3, 2026. Our most significant exposures at August 2, 2026, were exposures of the New Taiwan dollar and the South Korean won against the U.S. dollar. We do not believe that a 10% change in the exchange rates of other non-U.S. dollar currencies, other than the aforementioned currencies, would have had a material effect on our August 2, 2026 condensed consolidated financial statements.

Interest Rate Risk

A 10% adverse or favorable movement in the interest rates on our variable rate borrowings would not have had a material effect on the Company’s August 2, 2026 condensed consolidated financial statements, as there were no variable rate borrowings outstanding as of the balance sheet date.

Inflation Risk

Inflationary factors generally affect us by increasing material, labor and overhead costs, as well as costs associated with certain risks identified above, which may adversely affect our results of operations and financial position. We have historically been able to recover the impacts of inflation through sales price increases; however, we cannot reasonably estimate our ability to successfully recover any impact of inflation through price increases in the future. Our inability to do so could harm our results of operations and financial position.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the fiscal quarter ended August 2, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1.
LEGAL PROCEEDINGS

Please refer to Note 12 within Part I, Item 1 of this report for information on legal proceedings involving the Company.

Item 1A. RISK FACTORS

There have been no material changes to our risk factors as set forth in “Item 1A. Risk Factors” in our 2025 Form 10-K.

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In September 2020, the Company’s Board of Directors authorized the repurchase of up to $100 million of its common stock, pursuant to a repurchase plan under Rule 10b-18 of the Exchange Act. The repurchase authorization by the Board of Directors has no expiration date, does not obligate the Company to acquire any common stock, and is subject to market conditions. From September 2020 through October 2022, the Company repurchased 5.8 million shares at a cost of $68.3 million. In August 2024, the Board of Directors authorized an increase to the Company’s existing share repurchase program from the remaining $31.7 million up to $100 million. In June 2025, the Board of Directors authorized an additional $25 million of share repurchases. In fiscal year 2025, the Company repurchased 5.0 million shares at a cost of $97.4 million (an average of $19.52 per share). All shares repurchased under the program have been retired prior to the end of the fiscal quarter in which they were purchased. During the three months and nine months ended August 2, 2026, the Company did not repurchase any additional shares. As of August 2, 2026, $27.6 million remained available under this authorization for the repurchase of shares.

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

No such plans or arrangements were adopted or terminated, including by modification, by any director or officer (as defined in Rule 16a-1 under the Exchange Act) during the quarter ended August 2, 2026.

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

Date: September 10, 2026

By:	/s/ RUI (ELIE) ZHANG
RUI (ELIE) ZHANG
Vice President, Corporate Controller Chief Accounting Officer (Principal Accounting Officer)

Date: September 10, 2026